Form 10-K405
period 1999-12-31
MARKEL HOLDINGS INC
filed 2000-03-17
CIK 1096343

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
 [x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the fiscal year ended December 31, 1999
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

Commission file number 333-88609

                             Markel Holdings, Inc.
                             ---------------------
            (Exact name of registrant as specified in its charter)

        Virginia                                            54-1959284
(State or other jurisdiction                            (I.R.S. Employer
     of incorporation)                                 Identification No.)

4521 Highwoods Pkwy, Glen Allen, Virginia                       23060
 (Address of principal executive offices)                     (Zip Code)

                                (804)-747-0136
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: *

Name of each exchange on which registered: *

*Upon completion of merger described herein the common stock, no par value, of Markel Holdings, Inc. will be registered under Section 12(b) and listed on the New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of the date hereof 10 shares are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The portions of Registrants Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000, referred to in Part III.

Part I.

Item 1.  Business

Markel Holdings, Inc. was incorporated as a Virginia corporation on August 25, 1999. As of the date of this report it is a wholly owned subsidiary of Markel Corporation and has conducted no operations. Markel Holdings was formed to facilitate an Agreement and Plan of Merger and Scheme of Arrangement dated August 15, 1999, as amended, among Markel Corporation and Terra Nova (Bermuda) Holdings, Ltd. which, when consummated, will result in both Markel Corporation and Terra Nova being wholly owned subsidiaries of Markel Holdings. After the transaction Markel Holdings will change its name to Markel Corporation and its common shares will trade on the New York Stock Exchange under the symbol "MKL."

Under the agreement, Terra Nova shareholders will be entitled to receive, for each ordinary share, $13.00 in cash, 0.07027 of a common share of Markel Holdings and 0.07027 of a contingent value right ("CVR") of Markel Holdings. Each Markel Corporation shareholder will be entitled to receive for each common share, one common share of Markel Holdings.

Consummation of the transaction is subject to receipt of shareholder approval by the shareholders of Markel Corporation and Terra Nova and approval of the Scheme of Arrangement by the Supreme Court of Bermuda. Shareholder meetings are currently scheduled for March 16, 2000 and, if shareholder approval and Bermuda Supreme Court approval is obtained, the parties expect closing to occur on March 24, 2000.

Markel Corporation markets and underwrites specialty insurance products and programs to a variety of niche markets. In each of these markets, the Company seeks to provide quality products and excellent customer service so that it can be a market leader. The financial goals of the Company are to earn consistent underwriting profits and superior investment returns to build shareholder value.

Terra Nova (Bermuda) Holdings Ltd. is the holding company for five wholly owned operating entities -- Terra Nova Insurance Company Limited in the UK, Terra Nova (Bermuda) Insurance Company Ltd., Compagnie de Reassurance D'Ile de France in Paris, Terra Nova Capital Limited and Octavian Syndicate Management Limited which manages six Lloyd's syndicates in which the Company has a participation. Through these companies, Terra Nova underwrites a diverse property, casualty, marine and aviation insurance and reinsurance business on a worldwide basis.

Item 1A. Set forth below is certain information about the Executive Officers of Registrant as of the date hereof.

ALAN I. KIRSHNER, 64
Chairman of the Board of Directors and Chief Executive Officer of Markel Corporation* since September 1986.

ANTHONY F. MARKEL, 58
President and Chief Operating Officer of Markel Corporation* since March 1992.

STEVEN A. MARKEL, 51
Vice Chairman of Markel Corporation* since March 1992.

DARRELL D. MARTIN, 51
Executive Vice President and Chief Financial Officer of Markel Corporation* since March 1992.

* Holds same position with Markel Holdings, Inc.
Item 2. Properties.

As of the date hereof, Markel Holdings has no properties or operations.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

As of the date hereof Markel Holdings shares are not publicly traded. After consummation of the transactions contemplated by the Agreement, Markel Holdings, Inc. will change its name to Markel Corporation and its common shares will be listed on the New York Stock Exchange.

Item 6. Selected Financial Data.

Not applicable. Markel Holdings, Inc. was incorporated in August 1999. During the year ended December 31, 1999, it had no operations other than costs to organize the Company. At December 31, 1999 and the date hereof, it had no material properties or assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See Item 1 Business. Markel Holdings, Inc. was incorporated in August 1999. During the year ended December 31, 1999, it had no operations other than costs to organize the Company. At December 31, 1999 and the date hereof, it had no material properties or assets.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable. Markel Holdings, Inc. was incorporated in August 1999. During the year ended December 31, 1999, it had no operations other than costs to organize the Company. At December 31, 1999 and the date hereof, it had no material properties or assets.

Item 8.  Financial Statements and Supplementary Data.

The financial statements listed in Item 14 are filed in response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 10. Directors and Executive Officers of the Registrant.

See Item 1A above. The other information called for by this item is incorporated by reference from the Registrant's 2000 Proxy Statement pursuant to Instructions G (1) and G (3) of the General Instructions to Form 10-K.

Item 11. Executive Compensation.

The information called for by this item is incorporated by reference from the Registrant's 2000 Proxy Statement pursuant to Instructions G (1) and G (3) of the General Instructions to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated by reference from the Registrant's 2000 Proxy Statement pursuant to Instructions G (1) and G (3) of the General Instructions to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

The information called for by this item is incorporated by reference from the Registrant's 2000 Proxy Statement pursuant to Instructions G (1) and G (3) of the General Instructions to Form 10-K.

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

         a. The following documents are filed as part of this Form 10-K.

            1. Financial Statements
               Balance Sheet at December 31, 1999
               Statement of Income for the Period from August 25, 1999
                        (Inception) through December 31, 1999
               Statement of Changes in Shareholder's Equity for the Period from
                        August 25, 1999 (Inception) through December 31, 1999
               Statement of Cash Flows for the Period from August 25, 1999 (Inception) through December 31, 1999
               Notes to Financial Statements
               Independent Auditors' Report

            2. Schedules have been omitted because they either are not required or are not applicable.

            3. See the Exhibit Index for a list of exhibits filed with this report

         b. The Registrant has not filed any reports on Form 8-K.

SHAREHOLDER RELATIONS, FORM 10-K

     This document represents Markel Holdings, Inc.'s Annual Report and Form 10-K which is filed with the Securities and Exchange Commission.

     Information about Markel Holdings, Inc. including exhibits filed as part of this Form 10-K, may be obtained by writing Mr. Bruce Kay, Vice President - Investor Relations, at the corporate offices, or by calling (800) 446-6671.

PART IV. FINANCIAL INFORMATION

Item 1. Financial Statements

                             MARKEL HOLDINGS, INC.

                                 Balance Sheet

                               December 31, 1999

--------------------------------------------------------------------------------

ASSETS
    Cash                                                               $   10
--------------------------------------------------------------------------------
    Total Assets                                                           10
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY

--------------------------------------------------------------------------------
     Total Liabilities                                                     --
--------------------------------------------------------------------------------
Shareholder's equity
    Common stock                                                          259
    Retained deficit                                                     (249)
--------------------------------------------------------------------------------
    Total Shareholder's Equity                                             10
--------------------------------------------------------------------------------

    Total Liabilities and Shareholder's Equity                         $   10
--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             MARKEL HOLDINGS, INC.

                              Statement of Income

   For the Period from August 25, 1999 (Inception) through December 31, 1999

--------------------------------------------------------------------------------
  OPERATING REVENUES
      Total Operating Revenues                                          $    --
--------------------------------------------------------------------------------
  OPERATING EXPENSES
  Organizational costs                                                      249
--------------------------------------------------------------------------------

      Total Operating Expenses                                              249
--------------------------------------------------------------------------------
      Operating Loss                                                       (249)
  Interest expense                                                           --
--------------------------------------------------------------------------------
      Loss Before Income Taxes                                             (249)
  Income tax expense                                                         --
--------------------------------------------------------------------------------
      Net Loss                                                          $  (249)
--------------------------------------------------------------------------------


  NET LOSS PER SHARE
      Basic                                                             $(24.90)
      Diluted                                                           $(24.90)
--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             MARKEL HOLDINGS, INC.

                 Statement of Changes in Shareholder's Equity

   For the Period from August 25, 1999 (Inception) through December 31, 1999

                                                             Common        Common         Retained
                                                             Shares         Stock          Deficit       Total
------------------------------------------------------------------------------------------------------------------
  Shareholder's Equity at August 25, 1999 (Inception)         --              --             --             --
     Issuance of Common Stock                                 10          $   10             --          $  10
     Capital contribution                                     --             249             --            249
     Net Loss                                                 --              --           (249)          (249)
------------------------------------------------------------------------------------------------------------------
Shareholder's Equity at December 31, 1999                     10          $  259           (249)         $  10
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             MARKEL HOLDINGS, INC.

                            Statement of Cash Flows

   For the Period from August 25, 1999 (Inception) through December 31, 1999

------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Loss                                                                           $(249)
Adjustments to reconcile net income to net cash provided by operating activities     249
------------------------------------------------------------------------------------------
           Net Cash From Operating Activities                                         --
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

------------------------------------------------------------------------------------------
           Net Cash From Investing Activities                                         --
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance of capital stock                                                             10

------------------------------------------------------------------------------------------
           Net Cash Provided By Financing Activities                                  10
------------------------------------------------------------------------------------------

Increase in cash                                                                      10
Cash at beginning of period                                                           --
------------------------------------------------------------------------------------------
Cash At End Of Period                                                              $  10
------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note 1.  Summary of Significant Accounting Policies

Markel Holdings, Inc. was incorporated as a Virginia corporation on August 25, 1999 with an initial capitalization of $10. As of December 31, 1999, it is a wholly owned subsidiary of Markel Corporation and it has conducted no operations since inception. Markel Holdings was formed to facilitate an Agreement and Plan of Merger and Scheme of Arrangement, as amended, among Markel Corporation and Terra Nova (Bermuda) Holdings, Ltd. which, when consummated, will result in both Markel Corporation and Terra Nova being wholly owned subsidiaries of Markel Holdings. After the transaction Markel Holdings will change its name to Markel Corporation and its common stock will trade on the New York Stock Exchange under the symbol "MKL."



Note 2.  Shareholder's Equity

Markel Holdings, Inc. has 50,000,000 shares of no par value common stock authorized of which 10 shares were outstanding at December 31, 1999. Markel Corporation, its parent, is the sole holder of these 10 shares. Markel Holdings, Inc. is authorized to issue up to 10,000,000 shares of preferred stock, no par value per share, in one or more series and to fix the powers, designations, preferences and rights of each series. No preferred shares were outstanding at December 31, 1999.



Note 3.  Related Party Transactions

Markel Corporation paid the organizational costs for Markel Holdings, Inc. totaling $249. Markel Holdings recorded these amounts as organizational costs and additional paid in capital.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholder
Markel Holdings, Inc.

We have audited the accompanying balance sheet of Markel Holdings, Inc. (a wholly-owned subsidiary of Markel Corporation) as of December 31, 1999 and the related statements of income, shareholder's equity, and cash flows for the period from August 25, 1999 (Inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Markel Holdings, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the period from August 25, 1999 (Inception) through December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP

Richmond, Virginia
February 1, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Markel Holdings, Inc.


/s/ Darrell D. Martin
---------------------
By: Darrell D. Martin
Title: Executive Vice President and Chief Financial Officer
Date: March 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed as of March 15, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Alan I. Kirshner
--------------------
Alan I. Kirshner,          Chief Executive Officer and Chairman of the Board of
                            Directors


/s/ Anthony F. Markel
---------------------
Anthony F. Markel,         President, Chief Operating Officer and Director


/s/ Steven A. Markel
--------------------
Steven A. Markel,          Vice Chairman and Director


/s/ Darrell D. Martin
---------------------
Darrell D. Martin,         Executive Vice President, Chief Financial Officer and
                            Director (Principal Accounting Officer)

                                  EXHIBIT INDEX


Number    Description
2         Agreement and Plan of Merger and Scheme of Arrangement, as amended /a/
4 Credit Agreement dated December 21, 1999, as amended among Markel Corporation, Markel Holdings, the lenders referred to herein and First Union National Bank, as Agent (4) *
          Management Contracts or Compensatory Plans required to be filed (Item 10.1)
10.1 Executive Employment Agreement between Markel Holdings, Inc. and Nigel H.J. Rogers dated as of February 3, 2000*
23 Consents of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statement on Form S-4 *
27        Financial Data Schedule for period ended December 31, 1999 *

*   Filed with this report

a. Incorporated by reference from Registration Statement on Form S-4 (Registration number 333-88609)