Form 10-Q
period 2000-03-31
MARKEL CORP
filed 2000-05-08
CIK 1096343

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number 001-15811

                               MARKEL CORPORATION
             (Exact name of registrant as specified in its charter)

               Virginia                                   54-1959284
     (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                identification number)

               4521 Highwoods Parkway, Glen Allen, VA 23060-6148
                   (Address of principal executive offices)
                                  (Zip code)

                                (804) 747-0136
             (Registrant's telephone number, including area code)

                                     NONE
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

Number of shares of the registrant's common stock outstanding at May 5, 2000:
7,365,469

                              Markel Corporation
                                   Form 10-Q

                                     Index


PART I. FINANCIAL INFORMATION                                                           Page Number
Item 1. Financial Statements

        Consolidated Balance Sheets --
        March 31, 2000 and December 31, 1999                                                      3

        Consolidated Statements of Income and Comprehensive Income --
        Three Months Ended March 31, 2000 and 1999                                                4

        Consolidated Statements of Changes in Shareholders' Equity --
        Three Months Ended March 31, 2000 and 1999                                                5

        Consolidated Statements of Cash Flows --
        Three Months Ended March 31, 2000 and 1999                                                6

        Notes to Consolidated Financial Statements --
        March 31, 2000                                                                            7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of               12
Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                         18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                                    March 31,   December 31,
                                                                                                    ------------------------
                                                                                                        2000        1999
============================================================================================================================
                                                                                                     (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
  Fixed maturities (cost of $2,324,270 in 2000 and $1,214,603 in 1999)                              $2,290,224    $1,177,151
  Equity securities (cost of $337,639 in 2000 and $243,145 in 1999)                                    395,223       304,241
  Short-term investments (estimated fair value approximates cost)                                       82,667        14,505
----------------------------------------------------------------------------------------------------------------------------
  Total Investments, Available-For-Sale                                                              2,768,114     1,495,897
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                              185,749       129,055
Receivables                                                                                            279,383        98,681
Accrued premium income                                                                                 297,022            --
Reinsurance recoverable on unpaid losses                                                               772,346       378,738
Reinsurance recoverable on paid losses                                                                 105,308        43,131
Deferred policy acquisition costs                                                                      144,841        50,800
Prepaid reinsurance premiums                                                                           159,379        69,591
Intangible assets                                                                                      419,096        92,314
Other assets                                                                                           225,211        97,098
----------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                                      $5,356,449    $2,455,305
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                         $ 2,798,341    $1,343,616
Unearned premiums                                                                                      838,585       276,910
Payables to insurance companies                                                                        154,668        60,706
Long-term debt (estimated fair value of $571,812 in 2000 and $163,881 in 1999)                         574,660       167,984
Other liabilities                                                                                      148,336        72,670
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
  Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
  of Markel North America, Inc. (estimated fair value of $127,500 in 2000 and $124,500 in 1999)        150,000       150,000
----------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                                  4,664,590     2,071,886
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                                                                         323,049        25,625
  Retained earnings                                                                                    353,488       342,426
  Accumulated other comprehensive income
       Net unrealized holding gains on fixed maturities and equity securities, net of taxes             15,322        15,368
----------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                                           691,859       383,419
----------------------------------------------------------------------------------------------------------------------------

  Total Liabilities and Shareholders' Equity                                                       $ 5,356,449    $2,455,305
============================================================================================================================

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Income and Comprehensive Income

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              --------------------
                                                                               2000        1999
--------------------------------------------------------------------------------------------------
                                                                             (dollars in thousands,
                                                                             except per share data)
OPERATING REVENUES
Earned premiums                                                               $120,529    $108,407
Net investment income                                                           22,846      22,651
Net realized gains from investment sales                                         5,505       7,063
Other                                                                               47         378
--------------------------------------------------------------------------------------------------
     Total Operating Revenues                                                  148,927     138,499
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                                             73,059      70,150
Underwriting, acquisition and insurance expenses                                47,311      41,495
Amortization of intangible assets                                                1,593       1,256
--------------------------------------------------------------------------------------------------
     Total Operating Expenses                                                  121,963     112,901
--------------------------------------------------------------------------------------------------
     Operating Income                                                           26,964      25,598
Interest expense                                                                 7,272       6,290

     Income Before Income Taxes                                                 19,692      19,308
Income tax expense                                                               5,514       4,634
--------------------------------------------------------------------------------------------------
     Net Income                                                               $ 14,178    $ 14,674
==================================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
     Net holding gains (losses) arising during the period                     $  3,509    $(17,870)
     Less reclassification adjustments for gains included in
       net income                                                               (3,555)     (4,591)
--------------------------------------------------------------------------------------------------
     Total Other Comprehensive Loss                                                (46)    (22,461)
--------------------------------------------------------------------------------------------------
     Comprehensive Income (Loss)                                              $ 14,132    $ (7,787)
==================================================================================================

NET INCOME PER SHARE
     Basic                                                                    $   2.47    $   2.64
     Diluted                                                                  $   2.44    $   2.61
==================================================================================================

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         ------------------------
                                                                           2000          1999
-------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
   Common Stock
   Balance at beginning of period                                            $ 25,625    $ 25,415
   Common stock and other equity issued                                       295,130          --
   Deferred equity compensation                                                 1,885          --
   Stock option exercises                                                         409          86
 ------------------------------------------------------------------------------------------------
   Balance at end of period                                                  $323,049    $ 25,501
 ------------------------------------------------------------------------------------------------

   Retained Earnings
   Balance at beginning of period                                            $342,426    $303,878
   Net income                                                                  14,178      14,674
   Repurchase of common stock                                                  (3,116)         (7)
 ------------------------------------------------------------------------------------------------
   Balance at end of period                                                  $353,488    $318,545
 ------------------------------------------------------------------------------------------------

   Accumulated Other Comprehensive Income
   Balance at beginning of period                                            $ 15,368    $ 96,008
   Net unrealized holding losses arising during the period, net of taxes          (46)    (22,461)
 ------------------------------------------------------------------------------------------------
   Balance at end of period                                                  $ 15,322    $ 73,547
 ------------------------------------------------------------------------------------------------
   Shareholders' Equity at end of period                                     $691,859    $417,593
 ------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                            -----------------------
                                                                                             2000             1999
-------------------------------------------------------------------------------------------------------------------
                                                                                             (dollars in thousands)
OPERATING ACTIVITIES
Net Income                                                                                   $  14,178   $  14,674
Adjustments to reconcile net income to net cash provided by /used by operating activities        6,068     (18,715)
------------------------------------------------------------------------------------------------------------------
        Net Cash Provided By (Used By) Operating Activities                                     20,246      (4,041)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                                  178,664     477,635
Proceeds from maturities of fixed maturities                                                    19,567      19,245
Cost of fixed maturities and equity securities purchased                                      (210,413)   (391,396)
Net change in short-term investments                                                             4,197      (7,193)
Acquisition of insurance company, net of cash acquired                                        (208,392)   (143,557)
Sale of insurance company shell, net of cash sold                                               12,482          --
Other                                                                                           (3,335)       (560)
------------------------------------------------------------------------------------------------------------------
        Net Cash Used By Investing Activities                                                 (207,230)    (45,826)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt                                                                    370,000     105,000
Repayments and repurchases of long-term debt                                                  (125,500)    (55,000)
Other                                                                                             (822)         79
------------------------------------------------------------------------------------------------------------------
        Net Cash Provided By Financing Activities                                              243,678      50,079
------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                           56,694         212
Cash and cash equivalents at beginning of period                                               129,055      78,952
------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                                   $ 185,749   $  79,164
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- March 31, 2000

1. Principles of Consolidation

The consolidated balance sheet as of March 31, 2000, the related consolidated statements of income and comprehensive income for the three months ended March 31, 2000 and 1999, the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

Certain reclassifications of prior years' amounts have been made to conform with 2000 presentations. At December 31, 1999, cash equivalents were defined as overnight deposits. The Company has changed its definition of cash equivalents to include all investments with original maturities of 90 days or less.

2. Net Income per share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                       ------------------------
                                                            2000         1999
-------------------------------------------------------------------------------
Net income, as reported (Basic and diluted income)        $ 14,178   $  14,674
-------------------------------------------------------------------------------

Average common shares outstanding                            5,737       5,555
Dilutive potential common shares                                74          66
-------------------------------------------------------------------------------
  Average diluted shares outstanding                         5,811       5,621
-------------------------------------------------------------------------------

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                               Three Months Ended March 31,
-------------------------------------------------------------------------------
                                          2000                   1999
-------------------------------------------------------------------------------
                                  Written      Earned     Written      Earned
Direct                           $153,074    $141,201    $131,269    $143,428
Assumed                             6,585      19,600       2,663       3,355
Ceded                             (38,926)    (40,272)    (34,924)    (38,376)
-----------------------------------------------------------------------------
  Net premiums                   $120,733    $120,529    $ 99,008    $108,407
=============================================================================

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $25.9 million and $27.3 million for the three months ended March 31, 2000 and 1999, respectively.

4. Company Obligated Mandatorily Redeemable Preferred Securities (8.71% Capital Securities)

On January 8, 1997 the Company's subsidiary, Markel North America, Inc. arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (The Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by Markel North America, Inc. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of Markel North America Inc.'s 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company's obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities.

5.  Comprehensive Income (Loss)

Other comprehensive loss is composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains included in net income. The related tax expense (benefit) on net holding gains (losses) on securities was $1.9 million and $(9.6) million for the quarter ended March 31, 2000 and 1999, respectively. The related tax expense on the reclassification adjustments for gains included in net income was $2.0 million and $2.5 million for the quarter ended March 31, 2000 and 1999, respectively.

6.  Acquisition

On March 24, 2000, the Company became a holding company for Markel North America, Inc. and completed its acquisition of Terra Nova (Bermuda) Holdings, Ltd. (Markel International). The Company issued approximately 1.75 million Markel common shares and contingent value rights and paid approximately $325 million in cash to Markel International shareholders in the transaction. Total consideration was approximately $658 million, including $31.5 million of Terra Nova shares purchased in the open market prior to acquisition date. Each former shareholder of Markel North America, Inc. received for each Markel North America share, one common share of the Company. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company borrowed $245 million under its $400 million revolving credit facility to fund a portion of the acquisition. In addition, $175 million of Terra Nova debt remained outstanding. The Company's results for the quarter ended March 31, 2000 include Markel International's results since the date of acquisition.

a) The table below summarizes, on a pro forma basis, the Company's consolidated results of operations as if the purchase of Markel International had taken place on January 1, 1999 after giving effect to certain adjustments, including amortization of goodwill and other intangibles, increased interest expense on debt related to the acquisition, lower investment income due to cash used to fund a portion of the transaction, and related income tax effects. Markel International's nonrecurring and transaction related expenses in the first quarter of 2000, prior to the acquisition by the Company, were excluded from the pro forma financial information. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred on January 1, 1999 (dollars in thousands, except per share amounts).

                                                       Three Months Ended
                                                            March 31,
                                                   ------------------------
                                                         2000        1999
---------------------------------------------------------------------------

Total operating revenues                            $ 308,419    $304,910
Net income (loss)                                     (11,922)     20,720
---------------------------------------------------------------------------
Net income (loss) per share
 Basic                                                  (1.62)       2.81
 Diluted                                                (1.62)       2.60
---------------------------------------------------------------------------

b) The following summary reconciles cash paid for the acquisition of Markel International (dollars in thousands).

                                                        Three Months Ended
                                                          March 31, 2000
                                                   ------------------------

---------------------------------------------------------------------------
Fair value of assets acquired, net of cash acquired       $ 2,856,825
Fair value of Liabilities assumed                          (2,353,303)
Common stock and other equity issued                         (295,130)
---------------------------------------------------------------------------

  Net cash paid for acquisition                               208,392
Cash acquired in acquisition                                  154,883
  Cash paid for acquisition                               $   363,275
---------------------------------------------------------------------------

7.  Segment Reporting Disclosures

On March 24, 2000, the Company completed its acquisition of Markel International (formerly Terra Nova). As a result, the Company realigned its operations with Terra Nova becoming the Company's international division, Markel International, and the Company's existing U.S. operations becoming Markel North America. Markel International includes two operating units: the London Company Market and the Lloyd's Market. Markel North America includes the Company's previous two operating segments: Excess and Surplus Lines and Specialty Admitted. Markel International's results have been included in the Company's operating results since the date of acquisition. Prior year amounts have been made to conform with 2000 presentations.

All investing activities are included in the Investing operating segment. Discontinued programs and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting.

The Company considers many factors including the nature of the underwriting units' insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

Segment profit or loss for the Markel North America and Markel International operating segments is measured by underwriting profit or loss. Segment profit for the Investing operating segment is measured by net investment income and realized gains or losses.

The Company does not allocate assets to the Markel North America or the Markel International operating segments for management reporting purposes. The total investment portfolio and cash and cash equivalents are allocated to the Investing operating segment. The acquisition of Markel International increased the total investment portfolio and cash and cash equivalents by approximately $1.4 billion in the first quarter of 2000. The

7.  Segment Reporting Disclosures (continued)

Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a)  Following is a summary of segment disclosures (dollars in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          2000         1999
-------------------------------------------------------------------------------
Segment Revenues
 Markel North America                                 $  105,320    $   93,635
 Markel International                                      9,930            --
 Investing                                                28,351        29,714
 Other                                                     5,279        14,772
-------------------------------------------------------------------------------
  Segment Revenues                                    $  148,880    $  138,121
===============================================================================
-------------------------------------------------------------------------------
Segment Profit (Loss)
 Markel North America                                 $    5,647    $    3,189
 Markel International                                     (3,727)           --
 Investing                                                28,351        29,714
 Other                                                    (1,761)       (6,427)
-------------------------------------------------------------------------------
  Segment Profit                                      $   28,510    $   26,476

-------------------------------------------------------------------------------
Combined Ratio
 Markel North America                                         95%           97%
 Markel International                                        138%           --
 Investing                                                    --            --
 Other                                                       133%          144%
-------------------------------------------------------------------------------
  Combined Ratio                                             100%          103%

===============================================================================
Segment Assets
 Markel North America                                 $       --    $       --
 Markel International                                         --            --
 Investing                                             2,953,863     1,758,753
 Other                                                 2,402,586       826,126
-------------------------------------------------------------------------------
  Segment Assets                                      $5,356,449    $2,584,879

-------------------------------------------------------------------------------

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2000        1999
-------------------------------------------------------------------------------
Operating Revenues
 Earned premiums                                          $120,529    $108,407
 Investing results                                          28,351      29,714
 Other                                                          47         378
-------------------------------------------------------------------------------
  Total Operating Revenues                                $148,927    $138,499
===============================================================================
-------------------------------------------------------------------------------
Income before income taxes
 Segment profit                                           $ 28,510    $ 26,476
 Unallocated amounts
   Amortization expense                                     (1,593)     (1,256)
   Interest expense                                         (7,272)     (6,290)
   Other                                                        47         378
-------------------------------------------------------------------------------
  Income Before Income Taxes                              $ 19,692    $ 19,308
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months ended March 31, 2000 compared to Three Months ended March 31, 1999

The Company markets and underwrites specialty insurance products and programs to a variety of niche markets. In each of these markets, the Company seeks to be a market leader. The financial goals of the Company are to earn consistent underwriting profits and superior investment returns to build shareholder value.

On March 24, 2000, the Company completed its acquisition of Terra Nova (Bermuda) Holdings Ltd. (Terra Nova). As a result the Company realigned its operations with Terra Nova becoming the Company's international division, Markel International, and the Company's existing U.S. operations becoming Markel North America. The acquisition was accounted for as a purchase transaction and accordingly, Markel International has been included in the Company's operating results since the date of acquisition.

Markel North America includes the Excess and Surplus Lines operating unit which is comprised of four underwriting units and the Specialty Admitted operating unit which consists of two underwriting units. The Excess and Surplus Lines underwriting units write property and casualty insurance for nonstandard and hard-to-place risks including catastrophe exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. The Specialty Admitted underwriting units write risks that are unique and hard to place in the standard market but must remain with an admitted insurance company for marketing and regulatory reasons. These units write specialty program insurance for well defined niche markets and personal and commercial property and liability coverages.

Markel International includes two operating units: the London Company Market and the Lloyd's Market. The London Company Market consists of the operations of Terra Nova Insurance Company Limited. The Lloyd's Market includes Markel Capital Limited, which is the corporate capital provider for six Lloyd's syndicates managed by Markel Syndicate Management Limited. Markel International's operating units write specialty property, casualty, marine and aviation insurance and reinsurance on a worldwide basis. The majority of Markel International's business comes from the United Kingdom and United States.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes.

Following is a comparison of gross premium volume and earned premiums by significant underwriting area:

           Gross Premium Volume                                          Earned Premiums
      -------------------------------                             ----------------------------
        Three Months Ended March 31,                              Three Months Ended March 31,
----------------------------------------------------------------------------------------------
            2000       1999          (dollars in thousands)              2000          1999

----------------------------------------------------------------------------------------------
        $ 121,684    $ 92,223       Excess and Surplus Lines           $ 77,518      $ 68,140
           26,754      23,313       Specialty Admitted                   27,802        25,495
            3,929          --       London Company Market                 4,197            --
            5,293          --       Lloyd's Market                        5,733            --
            1,697      18,497       Other                                 5,279        14,772
----------------------------------------------------------------------------------------------
        $ 159,357    $134,033       Total                              $120,529      $108,407
==============================================================================================

First quarter 2000 gross premium volume rose 19% to $159.4 million from $134.0 million last year. The increase was due to gross premium growth of 28% in Markel North America's core business units and $9.2 million of gross premiums from Markel International for the last seven days of the first quarter. Gross premiums from discontinued lines fell sharply in the first quarter of 2000 primarily due to the run off of Gryphon's discontinued programs. The Company acquired Gryphon in January 1999.

Excess and Surplus Lines gross premium volume increased 32% to $121.7 million in the first quarter of 2000 from $92.2 million a year ago. The growth was due to increased submission activity in most programs. The most significant areas of growth were in the brokered casualty and Essex special property programs.

Specialty Admitted Lines gross premium volume increased 15% to $26.8 million in the first quarter of 2000 from $23.3 million a year ago. The increase was primarily due to a yacht program that was acquired during the second quarter of 1999, partially offset by lower volume due to the reunderwriting of an unprofitable property program.

The Company's submission activity has increased significantly in the past six months. Despite this positive activity, competition remains high and prices remain low in many areas of the property and casualty market. The Company does not intend to relax underwriting standards in order to sustain premium volume. Further, the volume of premiums written may vary significantly with the Company's decision to alter its product concentration to maintain or improve underwriting profitability.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits.
The Company's net retention of gross premium volume increased to 76% in the first quarter of 2000 compared to 74% in the prior year. This increase was due to increased volume in the Excess and Surplus Lines unit's casualty and professional liability programs where the Company has higher retentions. Markel International's net retention of gross premium volume is higher than Markel North America's. Markel International had an immaterial effect on retentions for the last seven days of the first quarter.

Total operating revenues rose to $148.9 million from $138.5 million in the prior year. Earned premiums for the first quarter of 2000 rose 11% to $120.5 million from $108.4 million last year. The increase was primarily due to a 12% increase in Markel North America earned premiums as a result of increased gross written premiums over the past six months. Earned premiums added by Markel International since its acquisition were offset by lower earned premiums from discontinued programs.

Net investment income was $22.8 million compared to $22.7 million in 1999. The Company recognized $5.5 million of net realized gains in the first quarter of 2000 compared to $7.1 million of net realized gains in 1999. First quarter 2000 net realized gains included an $8.0 million gain on the sale of an insurance company shell for the value of its insurance licenses. Variability in the timing of realized and unrealized gains and losses is to be expected.

Total operating expenses for the first quarter were $122.0 million compared to $112.9 million in 1999. The increase was due to higher variable expenses due to higher earned premiums partially offset by favorable loss development in Markel North America's operating units.

Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                               Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                               2000           1999
------------------------------------------------------------------------------------
Gross premium volume                                         $159,357      $134,033
Net premiums written                                         $120,733      $ 99,008
Net retention                                                      76%           74%
Earned premiums                                              $120,529      $108,407
Losses and loss adjustment expenses                          $ 73,059      $ 70,150
Underwriting, acquisition and insurance expenses             $ 47,311      $ 41,495
Underwriting profit (loss)                                   $    159      $ (3,238)

GAAP ratios
Loss ratio                                                         61%           65%
Expense ratio                                                      39%           38%
------------------------------------------------------------------------------------
Combined ratio                                                    100%          103%
====================================================================================

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a combined ratio of 100% in 2000 compared to a combined ratio of 103% in the first quarter of 1999. The improvement was due to higher underwriting profits at Markel North America, which reported a combined ratio of 95% in the first quarter of 2000 compared to 97% in the first quarter of 1999. Markel North America's 2000 combined ratio benefited from favorable loss development in the Specialty Admitted underwriting units. For the seven days after its acquisition, Markel International reported a combined ratio of 138% which included transaction related expenses. The improvement in the Company's combined ratio was also due to significantly lower underwriting losses on discontinued programs, primarily due to the run off of Gryphon's discontinued lines.

For purposes of segment reporting the Excess and Surplus Lines and Specialty Admitted units are aggregated into the Markel North America segment. The Markel International segment combines the London Company Market and Lloyd's Market operating units. The combined ratio for Excess and Surplus Lines increased to 95% in the first quarter of 2000 from 93% in 1999. The increase in the 2000 combined ratio was due to higher earned premiums from the Excess and Surplus Lines unit's casualty and professional liability programs where the Company establishes higher initial loss ratios. The combined ratio for Specialty Admitted decreased to 94% in the first quarter of 2000 from 106% in 1999. The decrease was the result of favorable loss development.

Markel International reported a combined ratio of 138% for the seven days following its acquisition. The Company is currently working with the associates at Markel International to increase the focus on underwriting profitability. These initiatives may lead to the repricing or discontinuance of poor performing lines of business, reorganization of business units to achieve operating efficiencies and a review of Markel International's reinsurance programs. The Company expects Markel International to report combined ratios in the range of 105% to 110% for the remainder of the year and as a result, the Company expects to report a consolidated underwriting loss for 2000.

Amortization of intangible assets was $1.6 million in the first quarter of 2000 compared to $1.3 million last year. The increase was the result of seven days of amortization expense from the Terra Nova acquisition.


Interest expense was $7.3 million in the first quarter of 2000 compared to $6.3 million in 1999. The increase was due to seven days of interest on $245 million of borrowings under the Company's $400 million revolving credit facility used to fund a portion of the Terra Nova acquisition. In addition, $175 million of Terra Nova debt remained outstanding subsequent to the acquisition.

The Company's effective tax rate was 28% for the first quarter of 2000 compared to 24% in 1999. After its acquisition by the Company, Markel International was subject to taxation in the U.S. The Company anticipates that its effective tax rate will increase in future quarters due to U.S. taxation of its foreign subsidiaries

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets (these measures do not replace operating income or net income computed in accordance with generally accepted accounting principles as a measure of profitability). Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the first quarter of 2000, income from core underwriting and investing operations increased to $12.1 million, or $2.08 per diluted share, from $11.3 million, or $2.00 per diluted share, in 1999. The increase was primarily due to an underwriting profit in the first quarter of 2000 compared to an underwriting loss in the prior year.

Net income was $14.2 million, or $2.44 per diluted share, in 2000 compared to $14.7 million, or $2.61 per diluted share, million in 1999. The decrease was primarily due to an underwriting profits for Markel North America offset by an underwriting loss for Markel International and lower net realized gains in 2000. Because the acquisition of Markel International was completed on March 24, 2000, the Company's first quarter per share results do not reflect the full dilutive impact of the approximately 1.75 million Markel common shares and Contingent Value Rights (CVRs) issued in the transaction. This additional dilution will be reflected in the earnings per share calculation beginning in the second quarter of 2000, as the shares and CVRs will be outstanding for the entire period.

Comprehensive income was $14.1 million, or $2.43 per diluted share, compared to a comprehensive loss of $7.8 million, or $1.39 per diluted share, in 1999. Comprehensive income in 2000 was primarily due to net income. The comprehensive loss in 1999 was due to a net decrease in unrealized gains of $4.01 per share partially offset by net income of $2.61 per diluted share.

Financial Condition as of March 31, 2000

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses.

On March 24, 2000, the Company became the holding company for Markel North America, Inc. and completed its acquisition of Markel International. The Company issued approximately 1.75 million Markel common shares and CVRs and paid approximately $325 million in cash to Terra Nova shareholders in the transaction. Total consideration was approximately $658 million, including $31.5 million of Terra Nova shares purchased in the open market. Each former shareholder of Markel North America, Inc. received for each Markel North America share, one common share of the Company. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company borrowed $245 million under its $400 million revolving credit facility to fund a portion of the acquisition. In addition, $175 million of Terra Nova debt remained outstanding.

The Company's invested assets and cash and cash equivalents increased to $3.0 billion at March 31, 2000 from $1.6 billion at December 31, 1999. The increase was primarily the result of the Terra Nova acquisition.

For the three month period ended March 31, 2000, the Company reported net cash provided by operating activities of $20.2 million, compared to net cash used by operating activities of $4.0 million for the same period in 1999. The increase was primarily due to higher gross premium volume and lower cash outflows from Gryphon's discontinued programs in 2000.

For the three month period ended March 31, 2000, the Company reported net cash used by investing activities of $207.2 million compared to $45.8 million in 1999. The difference was the result of the Terra Nova acquisition.

As of March 31, 2000, the unused balances available under the Company's $400 million revolving credit facility totaled $80 million. During the fall of 1999, the Company arranged a $400 million revolving credit facility to be used to finance a portion of the Terra Nova acquisition. On March 24, 2000, the Company completed its acquisition of Terra Nova using $245 million of its $400 revolving credit facility. The Company also refinanced $75 million of its previous credit facility with the new revolving credit facility.

Shareholders' equity at March 31, 2000 was $691.9 million compared to $383.4 million at December 31, 1999. Book value per common share was $93.90 at March 31, 2000, compared to $68.59 at December 31, 1999. The increase was primarily due to common stock and CVRs issued to acquire Markel International.

Other Matters

Year 2000

The Company completed its Year 2000 project in late 1999 at a total project cost of less than $1.0 million. Subsequent to the change of the century, the Company has not experienced any significant Year 2000-related problems in any of its IT systems. Also the Company has not experienced any disruptions as a result of noncompliance by its significant business partners. The Company will continue to monitor both its IT systems and business partners for the next several months as a precaution.

The Company conducted a comprehensive review of its underwriting guidelines and made the decision to exclude Year 2000 exposures from virtually all insurance policies. The Company began adding exclusions to policies in early 1998. Additionally it is the Company's position that Year 2000 exposures are not fortuitous losses and thus are not covered under insurance policies even without specific exclusions. For these reasons, the Company believes that its exposure to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by reinterpreting insurance contracts and exclusions. It is impossible to predict what, if any, exposure insurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. From time to time, equity prices and interest rates fluctuate causing an effect on the Company's investment portfolio. The Company has no direct commodity risk.

The Company's market risk disclosures at March 31, 2000 have not materially changed from those identified at December 31, 1999. Markel International's fixed maturity portfolio's duration was shorter than Markel North America's at March 31, 2000. As a result, the combination of the two portfolios moderately reduced the Company's exposure to interest rate volatility. In addition, with the acquisition of Markel International, the Company's exposure to foreign currency risk has increased. Markel International has foreign exchange risk on assets and liabilities denominated in foreign currencies and manages this risk by matching assets to liabilities in each foreign currency as closely as possible. Approximately 75% of Markel International's investment portfolio was denominated in U.S. Dollars at March 31, 2000. At that date, the largest foreign currency exposure was U.K. Sterling. The Company does not ordinarily use derivative instruments to manage its exposure to foreign exchange movements.

Safe Harbor Statement

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. For example, the Company is working with the associates of Markel International to increase the focus on underwriting profitability which could result in changes to Markel International's operations. Markel International's combined ratios for the remainder of the year could be materially different than anticipated if these corrective actions are ineffective. In addition, the Company's international operations are subject to taxation in the U.S. The Company anticipates that its effective tax rate will increase due to the way taxes on foreign subsidiaries are calculated for U.S. tax purposes. The scope and impact of these changes cannot be determined at this time. Insurance industry price competition has made it more difficult to attract and retain adequately priced business. Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves. The Company's potential underwriting exposure to Year 2000 claims is difficult to predict with any certainty. Regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. The frequency and severity of natural catastrophes are highly variable. Economic conditions, interest rate volatility and foreign exchange volatility can have significant impacts on the market value of fixed maturity and equity investments. The Company's premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8/th/ day of May, 2000.

                                              Markel Corporation


                                              By  Alan I. Kirshner

                                              _________________________________
                                              Alan I. Kirshner
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                              By  Anthony F. Markel

                                              _________________________________
                                              Anthony F. Markel
                                              President
                                              (Principal Operating Officer)



                                              By  Steven A. Markel

                                              _________________________________
                                              Steven A. Markel
                                              Vice Chairman



                                              By  Darrell D. Martin

                                              _________________________________
                                              Darrell D. Martin
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                 Exhibit Index

Number         Description

  3(i)         Articles of Incorporation, as amended*
  3(ii)        By-Laws**
  27           Financial Data Schedule for period ended March 31, 2000*



* Filed electronically with the Commission's operational EDGAR system

** Incorporated by reference from Exhibit 4.2 to S-4 Registration Statement No. 333-88609, dated October 7, 1999