Form 10-Q
period 2000-06-30
MARKEL CORP
filed 2000-08-07
CIK 1096343

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number 001-15811

                              MARKEL CORPORATION
            (Exact name of registrant as specified in its charter)

                    Virginia                              54-1959284
          (State or other jurisdiction of              (I.R.S. employer
          incorporation or organization)               identification number)

           4521 Highwoods Parkway, Glen Allen, Virginia  23060-6148
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

Yes [X]   No [_]

Number of shares of the registrant's common stock outstanding at August 4, 2000:
7,365,880

                              Markel Corporation
                                   Form 10-Q

                                     Index

PART I. FINANCIAL INFORMATION                                                             Page Number
Item 1. Financial Statements

          Consolidated Balance Sheets--
          June 30, 2000 and December 31, 1999                                                     3

          Consolidated Statements of Operations and Comprehensive Income (Loss)--
          Quarters and Six Months Ended June 30, 2000 and 1999                                    4

          Consolidated Statements of Changes in Shareholders' Equity --
          Six Months Ended June 30, 2000 and 1999                                                 5

          Consolidated Statements of Cash Flows--
          Six Months Ended June 30, 2000 and 1999                                                 6

          Notes to Consolidated Financial Statements--
          June 30, 2000                                                                           7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                       12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               18

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                      20

Item 6. Exhibits and Reports on Form 8-K                                                         20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                                      June 30,          December 31,
                                                                                                ------------------------------------
                                                                                                        2000                1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
  Fixed maturities (cost of $2,271,086 in 2000 and $1,214,603 in 1999)                               $ 2,239,028        $ 1,177,151
  Equity securities (cost of $282,338 in 2000 and $243,145 in 1999)                                      339,612            304,241
  Short-term investments (estimated fair value approximates cost)                                         72,864             14,505
------------------------------------------------------------------------------------------------------------------------------------
  Total Investments, Available-For-Sale                                                                2,651,504          1,495,897
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                                255,185            129,055
Receivables                                                                                              269,547             98,681
Accrued premium income                                                                                   268,394                 --
Reinsurance recoverable on unpaid losses                                                                 770,659            378,738
Reinsurance recoverable on paid losses                                                                   112,181             43,131
Deferred policy acquisition costs                                                                        140,969             50,800
Prepaid reinsurance premiums                                                                             170,433             69,591
Intangible assets                                                                                        412,154             92,314
Other assets                                                                                             214,186             97,098
------------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                                       $ 5,265,212        $ 2,455,305
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                           $ 2,790,694        $ 1,343,616
Unearned premiums                                                                                        791,627            276,910
Payables to insurance companies                                                                          161,250             60,706
Long-term debt (estimated fair value of $565,708 in 2000 and $163,881 in 1999)                           574,092            167,984
Other liabilities                                                                                        125,905             72,670
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
  Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
  of Markel North America, Inc. (estimated fair value of $131,906 in 2000 and $124,500 in 1999)          150,000            150,000
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                                    4,593,568          2,071,886
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                                                                           323,941             25,625
  Retained earnings                                                                                      331,312            342,426
  Accumulated other comprehensive income
       Net unrealized holding gains on fixed maturities and equity securities, net of taxes               16,391             15,368
------------------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                                             671,644            383,419
------------------------------------------------------------------------------------------------------------------------------------

  Total Liabilities and Shareholders' Equity                                                         $ 5,265,212        $ 2,455,305
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

     Consolidated Statements of Operations and Comprehensive Income (Loss)


                                                                                     Quarter Ended               Six Months Ended
                                                                                         June 30,                      June 30,
                                                                                -------------------------    -----------------------
                                                                                  2000             1999        2000          1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                                                $  281,659        $ 108,329   $ 402,188   $ 216,736
Net investment income                                                              43,836           21,659      66,682      44,310
Net realized gains (losses) from investment sales                                  (9,847)           1,980      (4,342)      9,043
Other                                                                                  47              557          94         935
------------------------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                                     315,695          132,525     464,622     271,024
------------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                                               220,593           68,153     293,652     138,303
Underwriting, acquisition and insurance expenses                                   96,799           40,816     144,110      82,311
Amortization of intangible assets                                                   7,184            1,364       8,777       2,620
------------------------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                                     324,576          110,333     446,539     223,234
------------------------------------------------------------------------------------------------------------------------------------
     Operating Income (Loss)                                                       (8,881)          22,192      18,083      47,790
Interest expense                                                                   14,985            6,528      22,257      12,818
------------------------------------------------------------------------------------------------------------------------------------
     Income (Loss) Before Income Taxes                                            (23,866)          15,664      (4,174)     34,972
Income tax expense (benefit)                                                       (5,966)           3,759        (452)      8,393
------------------------------------------------------------------------------------------------------------------------------------
     Net Income (Loss)                                                         $  (17,900)       $  11,905   $  (3,722)  $  26,579
------------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
     Net holding losses arising during the period                              $   (5,309)       $ (14,359)  $  (1,800)  $ (32,229)
     Less reclassification adjustments for gains (losses)
       included in net income                                                       6,378           (1,287)      2,823      (5,878)
------------------------------------------------------------------------------------------------------------------------------------
     Total Other Comprehensive Income (Loss)                                        1,069          (15,646)      1,023     (38,107)
------------------------------------------------------------------------------------------------------------------------------------
     Comprehensive Loss                                                        $  (16,831)       $  (3,741)  $  (2,699)  $ (11,528)
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE
     Basic                                                                     $    (2.44)       $    2.13   $   (0.57)  $    4.77
     Diluted                                                                   $    (2.44)       $    2.10   $   (0.57)  $    4.72
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                    --------------------------------
                                                                                                        2000              1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (dollars in thousands)
  Common Stock
  Balance at beginning of period                                                                    $  25,625          $  25,415
  Common stock, contingent value rights and other equity issued                                       295,130                 --
  Deferred equity compensation                                                                          2,768                 --
  Stock option exercises                                                                                  418                157
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of period                                                                          $ 323,941          $  25,572
------------------------------------------------------------------------------------------------------------------------------------

  Retained Earnings
  Balance at beginning of period                                                                    $ 342,426          $ 303,878
  Net income (loss)                                                                                    (3,722)            26,579
  Repurchase of common stock                                                                           (7,392)               (12)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of period                                                                          $ 331,312          $ 330,445
------------------------------------------------------------------------------------------------------------------------------------

  Accumulated Other Comprehensive Income
  Balance at beginning of period                                                                    $  15,368          $  96,008
  Net unrealized holding gains (losses) arising during the period, net of taxes                         1,023            (38,107)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of period                                                                          $  16,391          $  57,901

------------------------------------------------------------------------------------------------------------------------------------
  Shareholders' Equity at End of Period                                                             $ 671,644          $ 413,918
------------------------------------------------------------------------------------------------------------------------------------


  See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                       ---------------------
                                                                                           2000       1999
------------------------------------------------------------------------------------------------------------
                                                                                       (dollars in thousands)
OPERATING ACTIVITIES
Net Income (Loss)                                                                      $  (3,722)  $  26,579
Adjustments to reconcile net income (loss) to net cash used by operating activities       (6,545)    (29,027)
------------------------------------------------------------------------------------------------------------
        Net Cash Used By Operating Activities                                            (10,267)     (2,448)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                            406,713     671,107
Proceeds from maturities of fixed maturities                                              34,643      33,021
Cost of fixed maturities and equity securities purchased                                (354,410)   (616,462)
Net change in short-term investments                                                      14,000       5,282
Acquisition of insurance company, net of cash acquired                                  (208,392)   (143,557)
Sale of insurance company shell, net of cash sold                                         12,482          --
Other                                                                                     (7,945)     (2,871)
------------------------------------------------------------------------------------------------------------
        Net Cash Used By Investing Activities                                           (102,909)    (53,480)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt                                                              370,000     105,000
Repayments and repurchases of long-term debt                                            (126,488)    (55,000)
Other                                                                                     (4,206)        145
------------------------------------------------------------------------------------------------------------
        Net Cash Provided By Financing Activities                                        239,306      50,145
------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                         126,130      (5,783)
Cash and cash equivalents at beginning of period                                         129,055      78,952
------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                             $ 255,185   $  73,169
------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2000

1. Principles of Consolidation

The consolidated balance sheet as of June 30, 2000, the related consolidated statements of operations and comprehensive income (loss) for the quarters and six months ended June 30, 2000 and 1999 the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

Certain reclassifications of prior year's amounts have been made to conform with 2000 presentations. At December 31, 1999, cash equivalents were defined as overnight deposits. The Company has changed its definition of cash equivalents to include all investments with original maturities of 90 days or less.

Accrued premium income represents the difference between the estimated cumulative ultimate gross written premiums and cumulative billed premiums at Markel International.

2. Net Income (Loss) per share

Net income (loss) per share was determined by dividing net income (loss) by the applicable shares outstanding (in thousands):

                                                       Quarter Ended            Six Months Ended
                                                          June 30,                  June 30,
                                                ------------------------     ------------------------
                                                   2000            1999         2000         1999
-----------------------------------------------------------------------------------------------------
Net income (loss), as reported                  $(17,900)        $11,905      $(3,722)      $26,579
-----------------------------------------------------------------------------------------------------
Average basic common shares outstanding            7,344           5,592        6,540         5,573
Dilutive potential common shares                      --              64           --            64
-----------------------------------------------------------------------------------------------------
    Average diluted shares outstanding             7,344           5,656        6,540         5,637
-----------------------------------------------------------------------------------------------------

Since the Company reported a net loss for the quarter and six month period ended June 30, 2000, dilutive potential common shares are not included in the calculation of earnings per share.

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                  Quarter Ended June 30,
----------------------------------------------------------------------------------------
                                             2000                        1999
----------------------------------------------------------------------------------------
                                     Written       Earned        Written       Earned
Direct                             $ 299,876     $ 288,011      $149,906      $143,549
Assumed                               35,726        76,939        16,456         6,832
Ceded                               (104,995)      (83,291)      (50,790)      (42,052)
----------------------------------------------------------------------------------------
  Net premiums                     $ 230,607     $ 281,659      $115,572      $108,329
========================================================================================

                                               Six Months Ended June 30,
----------------------------------------------------------------------------------
                                            2000                    1999
----------------------------------------------------------------------------------
                                     Written      Earned     Written      Earned
Direct                             $ 452,649   $ 429,212    $281,175    $286,977
Assumed                               42,311      96,539      19,119      10,187
Ceded                               (143,620)   (123,563)    (85,714)    (80,428)
----------------------------------------------------------------------------------
  Net premiums                     $ 351,340   $ 402,188    $214,580    $216,736
==================================================================================

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $68.5 million and $26.1 million for the quarters ended June 30, 2000 and 1999, respectively, and $94.4 million and $53.4 million for the six months ended June 30, 2000 and 1999, respectively.

4. Company Obligated Mandatorily Redeemable Preferred Securities (8.71% Capital Securities)

On January 8, 1997 the Company's subsidiary, Markel North America, Inc. arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (The Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by Markel North America, Inc. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of Markel North America Inc.'s 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. Markel North America, Inc. has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by Markel North America, Inc. on or after January 1, 2007. Taken together, Markel North America, Inc.'s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by Markel North America, Inc. provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities.

5. Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains (losses) included in net income. The related tax benefit on net holding losses on securities was $2.8 million and $1.0 million for the quarter and six months ended June 30, 2000 and $7.7 million and $17.4 million for the same periods in 1999. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income was $(3.5) million and $(1.5) million for the quarter and six months ended June 30, 2000, respectively and $0.7 million and $3.2 million for the same periods in 1999.

6. Acquisition

On March 24, 2000, the Company became a holding company for Markel North America, Inc. and completed its acquisition of Terra Nova (Bermuda) Holdings, Ltd. (Markel International). The Company issued approximately 1.75 million Markel common shares and contingent value rights (CVR) and paid approximately $325 million in cash to Markel International shareholders in the transaction. Total consideration was approximately $658 million, including $31.5 million of Terra Nova shares purchased in the open market prior to the acquisition date. Each former shareholder of Markel North America, Inc. received for each Markel North

America share, one
common share of the Company. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company borrowed $245 million under its $400 million revolving credit facility to fund a portion of the acquisition. In addition, $175 million of Terra Nova debt remained outstanding. The Company's results include Markel International's results since the date of acquisition.

Each CVR represents the right, on the 30th month anniversary of the acquisition, to receive in cash or Markel common stock, at the Company's option, the amount by which the average closing price of a share of Markel common stock for twenty consecutive trading days (Average Trading Value) prior to maturity is less than $185.00 per share, with a maximum amount per CVR of $45.00. If the Average Trading Value of Markel Common Stock is equal to or greater than $185.00 per share at any time during the term of the CVR's, the CVR's will be automatically extinguished. The Company may redeem all, but not less than all, the CVR's at any time with 30 days notice.

a) The following table summarizes, on a pro forma basis, the Company's consolidated results of operations as if the purchase of Markel International had taken place on January 1, 1999 after giving effect to certain adjustments, including amortization of goodwill and other intangibles, increased interest expense on debt related to the acquisition, lower investment income due to cash used to fund a portion of the transaction, and related income tax effects. Markel International's nonrecurring and transaction related expenses in the first quarter of 2000, prior to the acquisition by the Company, were excluded from the pro forma financial information. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred on January 1, 1999 (dollars in thousands, except per share amounts).


                                    Quarter Ended           Six Months Ended
                                       June 30,                 June 30,
                                ---------------------    ----------------------
                                  2000          1999       2000         1999
-------------------------------------------------------------------------------
Total operating revenues        $315,695      $335,963   $624,114     $640,873
Net income (loss)                (17,900)        8,594    (29,822)      29,314
===============================================================================
Net income (loss) per share
   Basic                        $  (2.44)     $   1.17   $  (4.06)    $   3.99
   Diluted                      $  (2.44)     $   1.09   $  (4.06     $   3.71
===============================================================================

b) The following summary reconciles cash paid for the acquisition of Markel International (dollars in thousands).


---------------------------------------------------------------------
Fair value of assets acquired, net of cash acquired    $ 2,856,825
Fair value of liabilities assumed                       (2,353,303)
Common stock and other equity issued                      (295,130)
=====================================================================
   Net cash paid for acquisition                           208,392
Cash acquired in acquisition                               154,883
   Cash paid for acquisition                           $   363,275
=====================================================================

7. Segment Reporting Disclosures

On March 24, 2000, the Company completed its acquisition of Markel International (formerly Terra Nova). As a result, the Company realigned its operations with Terra Nova becoming the Company's international division, Markel International, and the Company's existing U.S. operations becoming Markel North
America.   Markel International includes two operating segments:  the London
Company Market and the Lloyd's Market. Markel North America includes the Company's previous two operating segments: Excess and Surplus Lines and Specialty Admitted. Markel International's results have been included in the Company's operating results since the date of acquisition. Prior year amounts have been restated to conform with 2000 presentations.

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

Segment profit or loss for the Markel North America and Markel International operating divisions is measured by underwriting profit or loss. Segment profit for the Investing operating segment is measured by net investment income and net realized gains or losses.

The Company does not allocate assets to the Markel North America or the Markel International operating divisions for management reporting purposes. The total investment portfolio and cash and cash equivalents are allocated to the Investing operating segment. The acquisition of Markel International increased the total investment portfolio and cash and cash equivalents by approximately $1.4 billion. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a) Following is a summary of segment disclosures:

                                        Segment Revenues
          Quarter Ended June 30,                                       Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------
              2000           1999        (dollars in thousands)                 2000           1999
--------------------------------------------------------------------------------------------------------
          $   81,956       $ 69,171    Excess and Surplus Lines               $159,474        $137,309
              29,134         28,845    Specialty Admitted                       56,936          54,342
              52,878             --    London Company Market                    57,075              --
              70,563             --    Lloyd's Market                           75,070              --
              33,989         23,639    Investing                                62,340          53,353
              47,128         10,313    Other                                    53,633          25,085
--------------------------------------------------------------------------------------------------------
          $  315,648       $131,968    Total                                  $464,528        $270,089
========================================================================================================

                                        Segment Profit (Loss)
          Quarter Ended June 30,                                       Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------
              2000           1999        (dollars in thousands)                 2000             1999
--------------------------------------------------------------------------------------------------------
          $      (72)      $  3,941    Excess and Surplus Lines               $  3,862        $  8,599
               1,761         (1,219)   Specialty Admitted                        3,474          (2,688)
              (7,242)            --    London Company Market                    (8,992)             --
             (15,136)            --    Lloyd's Market                          (16,407)             --
              33,989         23,639    Investing                                62,340          53,353
             (15,044)        (3,362)   Other                                   (17,511)         (9,789)
--------------------------------------------------------------------------------------------------------
          $   (1,744)      $ 22,999    Total                                  $ 26,766        $ 49,475
========================================================================================================

                                               Combined Ratios
           Quarter Ended June 30,                                                  Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
            2000              1999                                                         2000             1999
-----------------------------------------------------------------------------------------------------------------
              100%               94%    Excess and Surplus Lines                              98%              94%
               94%              104%    Specialty Admitted                                    94%             105%
              114%               --     London Company Market                                116%              --
              122%               --     Lloyd's Market                                       122%              --
              132%              133%    Other                                                133%             139%
-----------------------------------------------------------------------------------------------------------------
              113%              101%    Total                                                109%             102%
=================================================================================================================

                                        Segment Assets (dollars in thousands)
                                                                      June 30,
                                                        --------------------------------
                                                             2000               1999
-----------------------------------------------------------------------------------------
Investing                                               $ 2,906,689         $ 1,734,915
    Other                                                 2,358,523             850,106
-----------------------------------------------------------------------------------------
    Total                                               $ 5,265,212         $ 2,585,021
=========================================================================================

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                                      Quarter Ended                     Six Months Ended
                                                        June 30,                            June 30,
                                             -------------------------------      -----------------------------
                                                   2000           1999                 2000           1999
---------------------------------------------------------------------------------------------------------------
Operating Revenues
    Segment revenues                          $  315,648        $  131,968         $  464,528       $  270,089
    Other                                             47               557                 94              935
---------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                  $  315,695        $  132,525         $  464,622       $  271,024
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
Income (loss)  before income taxes
    Segment profit (loss)                     $   (1,744)       $   22,999         $   26,766       $   49,475
    Unallocated amounts
       Amortization expense                       (7,184)           (1,364)            (8,777)          (2,620)
       Interest expense                          (14,985)           (6,528)           (22,257)         (12,818)
       Other                                          47               557                 94              935
---------------------------------------------------------------------------------------------------------------
    Income (Loss) Before Income Taxes         $  (23,866)       $   15,664         $   (4,174)      $   34,972
===============================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Quarter and Six Months ended June 30, 2000 compared to Quarter and Six Months ended June 30, 1999

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

Markel North America includes the Excess and Surplus Lines segment which is comprised of four underwriting units and the Specialty Admitted segment which consists of two underwriting units. The Excess and Surplus Lines segment writes property and casualty insurance for nonstandard and hard-to-place risks including catastrophe exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. The Specialty Admitted segment writes risks that are unique and hard to place in the standard market but must remain with an admitted insurance company for marketing and regulatory reasons. These underwriting units write specialty program insurance for well defined niche markets and personal and commercial property and liability coverages.

Markel International includes two segments: the London Company Market and the Lloyd's Market. The London Company Market consists of the operations of Terra Nova Insurance Company Limited. The Lloyd's Market includes Markel Capital Limited, which is the corporate capital provider for six Lloyd's syndicates managed by Markel Syndicate Management Limited. Markel International's operating units write specialty property, casualty, marine and aviation insurance and reinsurance on a worldwide basis. The majority of Markel International's business comes from the United Kingdom and United States.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. Other consists primarily of six discontinued Markel International programs in 2000. In 1999 Other was comprised of Gryphon discontinued programs (acquired by the Company in January
1999).

Following is a comparison of gross premium volume by significant underwriting area:

                                                 Gross Premium Volume
           Quarter Ended June 30,                                                    Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
            2000              1999                (dollars in thousands)                 2000            1999
-----------------------------------------------------------------------------------------------------------------
         $  140,872        $  111,135   Excess and Surplus Lines                      $  262,556     $  203,358
             34,745            42,156   Specialty Admitted                                61,499         65,469
             38,696                --   London Company Market                             42,626             --
             93,276                --   Lloyd's Market                                    96,797             --
             28,013            13,070   Other                                             31,482         31,567
-----------------------------------------------------------------------------------------------------------------
         $  335,602        $  166,361   Total                                         $  494,960     $  300,394
=================================================================================================================

Gross premium volume was $335.6 million for the second quarter and $495.0 million for the six month period in 2000 compared to $166.4 million and $300.4 million, respectively, for the same periods of 1999. The increase in both periods was attributed to the acquisition of Markel International and to growth in gross premium volume in Markel North America. Gross premium volume in Markel North America's core business units increased 15% in the second quarter to $175.6 million from $153.3 million in 1999. For the six month period, gross premium volume in Markel North America's core business units increased 21% to $324.1 million from $268.8 million for the same period of 1999. The growth in Markel North America's gross premium volume for both periods of 2000 was due to increased submission activity across all business units. Other gross premiums rose in the second quarter of 2000 primarily due to the addition of six discontinued Markel International programs partially offset by a significant decrease in volume from the Gryphon discontinued programs.

Excess and Surplus Lines gross premium volume increased 27% to $140.9 million in the second quarter of 2000 from $111.1 million a year ago. For the six month period, gross premium volume increased 29% to $262.6 million in 2000 from $203.4 million in 1999. The growth was due to increased submission activity in most programs, rate increases and new programs. The most significant areas of growth were in the brokered casualty and property programs as well as the excess and umbrella program.

Specialty Admitted Lines gross premium volume in the second quarter of 2000 was $34.7 million compared to $42.2 million in 1999. For the six month period, gross premium volume was $61.5 million in 2000 compared to $65.5 million in the prior year. The decline in both periods was primarily due to the one-time assumption of $7.3 million of unearned premium from the acquisition of a yacht program during the second quarter of 1999. Excluding the effect of the unearned premium assumption in 1999, Specialty Admitted gross premium volume was flat for the second quarter and increased 6% for the six month period of 2000.

The Company's submission activity at Markel North America has increased significantly over the past three quarters. Despite this positive activity, competition remains high and prices remain low in areas of the property and casualty market. For the remainder of 2000, Markel International's premium volume will decline as continuing programs are repriced to earn underwriting profits and discontinued lines run off. The Company does not intend to relax underwriting standards in order to sustain premium volume. Further, premium volume may vary significantly with the Company's decision to alter its product concentration to maintain or improve underwriting profitability.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits.
The Company's net retention of gross premium volume decreased to 69% in the second quarter of 2000 compared to 70% in 1999. Net retention of gross premium volume for the six month period was 71% in both 2000 and 1999. The decrease in retentions for the quarter was due to lower retentions on Markel International's catastrophe exposed property programs.

Total operating revenues for the second quarter of 2000 rose to $315.7 million from $132.5 million in the prior year. For the six month period, operating revenues rose to $464.6 million from $271.0 million in 1999. The increase in both periods was primarily due to operating revenue generated by Markel International since its acquisition on March 24, 2000.

                                 Earned Premiums

           Quarter Ended June 30,                                      Six Months Ended June 30,
------------------------------------------------------------------------------------------------
               2000            1999      (dollars in thousands)             2000          1999
------------------------------------------------------------------------------------------------
           $  81,956        $ 69,171      Excess and Surplus Lines       $159,474      $137,309
              29,134          28,845      Specialty Admitted               56,936        54,342
              52,878              --      London Company Market            57,075            --
              70,563              --      Lloyd's Market                   75,070            --
              47,128          10,313      Other                            53,633        25,085
-----------------------------------------------------------------------------------------------
           $ 281,659        $108,329      Total                          $402,188      $216,736
===============================================================================================

Second quarter earned premiums were $281.7 million compared to $108.3 million in 1999. Six month earned premiums were $402.2 million compared to $216.7 million in 1999. The increase in both periods was primarily due to the acquisition of Markel International. Earned premiums for Markel North America's core business units rose 13% in both the second quarter and six month period of 2000 compared to 1999. The increase in both periods was primarily due to growth in Excess and Surplus Lines earned premium due to increased gross premium volume. Other earned premiums increased in both periods of 2000 due to discontinued lines at Markel International. Other earned premiums will decrease as Markel International's discontinued lines run off.

Second quarter and six month period net investment income rose significantly to $43.8 million and $66.7 million, respectively, compared to $21.7 million and $44.3 million for the quarter and six month period of 1999. The increase was due to the acquisition of Markel International.

In the second quarter, the Company realized $9.8 million of net investment losses compared to $2.0 million of net gains in 1999. For the six month period of 2000, net realized investment losses were $4.3 million compared to net gains of $9.0 million for the same period last year. The net realized losses were primarily the result of equity investment sales at Markel International in the second quarter of 2000. After the acquisition, the Company repositioned Markel International's equity investments away from the technology sector into value oriented holdings. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total operating expenses for the second quarter were $324.6 million compared to $110.3 million in 1999. Total operating expenses for the six month period were $446.5 million compared to $223.2 million a year ago. The increase was primarily due to the acquisition of Markel International.

Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                        Quarter Ended          Six Months Ended
                                                           June 30,                June 30,
                                                     -------------------     --------------------
                                                       2000        1999        2000        1999
-------------------------------------------------------------------------------------------------
Gross premium volume                                 $335,602    $166,361    $494,960    $300,394
Net premiums written                                 $230,607    $115,572    $351,340    $214,580
Net retention                                              69%         70%         71%         71%
Earned premiums                                      $281,659    $108,329    $402,188    $216,736
Losses and loss adjustment expenses                  $220,593    $ 68,153    $293,652    $138,303
Underwriting, acquisition and insurance expenses     $ 96,799    $ 40,816    $144,110    $ 82,311
Underwriting loss                                    $(35,733)   $   (640)   $(35,574)   $ (3,878)

GAAP ratios
Loss ratio                                                 78%         63%         73%         64%
Expense ratio                                              35%         38%         36%         38%
-------------------------------------------------------------------------------------------------
Combined ratio                                            113%        101%        109%        102%
-------------------------------------------------------------------------------------------------

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The underwriting loss in both periods of 2000 was the result of Markel International's underwriting loss which was due to inadequate pricing and poor underwriting controls in its discontinued lines and portions of its continuing programs.

Markel North America continued to produce solid underwriting profits in the second quarter and six month period of 2000. Markel North America's core underwriting units reported a combined ratio of 99% for the second quarter and 97% for the six month period of 2000 compared to 97% for both periods of 1999. The increase in the combined ratio for the second quarter of 2000 was primarily due to lower favorable loss reserve development in 2000 compared to 1999 and expenses from the start up of Markel Southwest.

The combined ratio for Excess and Surplus Lines increased to 100% and 98% for the second quarter and six month period of 2000, respectively, from 94% in both periods of 1999. The increase in the combined ratio for both periods was due to lower favorable loss reserve development in 2000 compared to 1999 and expenses from the start up of Markel Southwest.

The combined ratio for Specialty Admitted was 94% in both periods of 2000 compared to combined ratios of 104% and 105%, respectively, for the second quarter and six month period of 1999. The decrease in both periods of 2000 was the result of favorable loss development.

Markel International, including continuing and discontinued lines, reported a combined ratio of 121% and 122%, respectively, in the second quarter and six month period of 2000. Markel's philosophy is to establish loss reserves that are more likely to prove redundant than deficient. The Company has applied its loss reserving philosophy to Markel International's earned premiums since the date of acquisition. The implementation of Markel's reserving philosophy since the acquisition accounts for a portion of the underwriting loss at Markel International.

For the remainder of 2000, Markel International's premium volume will decline as continuing programs are repriced to earn underwriting profits and discontinued lines run off. Markel International's continuing programs are anticipated to make progress towards underwriting profitability and the negative impact of Markel International's discontinued lines should decrease as the business runs off. The Company expects Markel

International to report underwriting losses for the remainder of the year and as a result, the Company expects to report a consolidated underwriting loss for 2000.

The Company has made significant progress at Markel International over the past several months. Key managers are in place at Markel International and they are adopting the "Markel Style" in their operations. Markel International has consolidated nine underwriting units into four "Centers of Excellence" focused on specialty markets and programs. Underwriting initiatives are underway to improve pricing and underwriting controls. Reinsurance programs and security are being reviewed and procedures to monitor exposures, before and after the impact of reinsurance, are improving. Support functions have been reorganized to more efficiently deliver services. Much has been accomplished and the Company is committed to identifying and addressing any remaining issues as soon as possible. The Company remains committed to its longstanding goal of underwriting profitability.

Amortization of intangible assets was $7.2 million in the second quarter of 2000 compared to $1.4 million last year. For the six month period ended June 30, 2000, amortization of intangible assets was $8.8 million compared to $2.6 million in 1999. The increase in both periods was due to the amortization of goodwill and other intangibles from the Markel International acquisition.

Interest expense was $15.0 million in the second quarter of 2000 compared to $6.5 million in 1999. Interest expense was $22.3 million for the six month period of 2000 compared to $12.8 million last year. The increase was due to interest on $245 million of borrowings under the Company's $400 million revolving credit facility used to fund a portion of the Terra Nova acquisition. In addition, $175 million of Terra Nova debt remained outstanding subsequent to the acquisition.

The Company reported a tax benefit of 25% and 11%, respectively, for the second quarter and six month period of 2000 compared to tax expense of 24% for both periods of 1999. The effective tax rate in both periods of 2000 was lower than the anticipated statutory tax rate primarily due to the addition of nondeductible goodwill resulting from the Markel International acquisition. After its acquisition by the Company, Markel International became subject to additional taxation in the U.S. The Company anticipates that its effective tax rate will increase in future quarters.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of net realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets (these measures do not replace operating income or net income computed in accordance with generally accepted accounting principles as a measure of profitability). Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with net realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. The second quarter loss from core operations was $5.2 million, or $0.71 per diluted share, compared to income from core operations of $11.9 million, or $2.10 per diluted share in 1999. For the six month period, core operating income was $6.9 million, or $1.06 per diluted share, compared to $23.2 million, or $4.11 per diluted share, in the prior year. The decrease in both periods was primarily due to Markel International's underwriting loss partially offset by higher net investment income.

The Company's second quarter net loss was $17.9 million, or $2.44 per diluted share, in 2000 compared to net income of $11.9 million, or $2.10 per diluted share, in 1999. For the six month period, the net loss was $3.7 million, or $0.57 per diluted share in 2000 compared to net income of $26.6 million, or $4.72 per diluted share, in 1999. The decrease in both periods was primarily due to Markel International's underwriting loss partially offset by higher net investment income.

Comprehensive loss for the second quarter was $16.8 million, or $2.29 per diluted share, compared to a comprehensive loss of $3.7 million, or $.66 per diluted share, in 1999. Comprehensive loss for the six month period was $2.7 million, or $.41 per diluted share, compared to a comprehensive loss of $11.5 million or, $2.05 per diluted share, in 1999. The comprehensive losses in both periods of 2000 were primarily due to the net losses. The comprehensive loss in second quarter 1999 was due to a net decrease in unrealized gains of $2.76 per diluted share partially offset by net income of $2.10 per diluted share. For the six month period of 1999, the comprehensive loss was due to a net decrease in unrealized gains of $6.77 per diluted share partially offset by net income of $4.72 per diluted share.

Financial Condition as of June 30, 2000

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

The Company's invested assets and cash and cash equivalents increased to $2.9 billion at June 30, 2000 from $1.6 billion at December 31, 1999. The increase was primarily the result of the Markel International acquisition.

For the six month period ended June 30, 2000, the Company reported net cash used by operating activities of $10.3 million, compared to net cash used by operating activities of $2.4 million for the same period in 1999. The decrease was due to negative operating cash flows of $33.0 million at Markel International partially offset by increased positive cash flows at Markel North America due to underwriting profits and gross premium growth. Markel International continues to reunderwrite and discontinue various programs. As a result, Markel International is expected to generate negative cashflows throughout 2000 which will partially offset operating cash flows generated by Markel North America.

For the six month period ended June 30, 2000, the Company reported net cash used by investing activities of $102.9 million compared to $53.5 million in 1999.
The increase was the result of the Markel International acquisition.

During the fall of 1999, the Company arranged a $400 million revolving credit facility to be used to finance a portion of the Markel International acquisition. As of June 30, 2000, the unused balances available under the Company's $400 million revolving credit facility totaled $80 million. Subsequent to June 30, 2000, one of the financial covenants in the Company's revolving credit facility was amended. On March 24, 2000, the Company completed its acquisition of Terra Nova using $245 million of its $400 revolving credit facility. The Company also refinanced $75 million of its previous credit facility with the new revolving credit facility.

Shareholders' equity at June 30, 2000 was $671.6 million compared to $383.4 million at December 31, 1999. Book value per common share was $91.21 at June 30, 2000, compared to $68.59 at December 31, 1999. The increase was primarily due to common stock and CVRs issued to acquire Markel International.

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

The Company's market risk disclosures at June 30, 2000 have not materially changed from those identified at December 31, 1999. Markel International's fixed maturity portfolio's duration was shorter than Markel North America's at the date of acquisition. As a result, the combination of the two portfolios moderately reduced the Company's exposure to interest rate volatility. In addition, with the acquisition of Markel International, the Company's exposure to foreign currency risk has increased. Markel International has foreign exchange risk on assets and liabilities denominated in foreign currencies and manages this risk by matching assets to liabilities in each foreign currency as closely as possible. Approximately 83% of the Company's investment portfolio was denominated in U.S. Dollars at June 30, 2000. At that date, the largest foreign currency exposure was U.K. Sterling. The Company does not ordinarily use derivative instruments to manage its exposure to foreign exchange movements.

"Safe Harbor" Statement

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. For example, the Company is working with the associates of Markel International to improve underwriting profitability which will result in changes to Markel International's operations. The anticipated results at Markel International for 2000 are based on current knowledge and assume no significant catastrophe losses or other adverse loss or loss reserve developments for the remainder of the year. Markel International is continuing initiatives to reorganize business units to achieve operating efficiencies and to evaluate reinsurance programs and exposures. These initiatives could lead to additional changes and expense for Markel International. In addition, the Company's international operations are subject to taxation in the U.S. The Company anticipates that its effective tax rate will increase due to the way that taxes on foreign subsidiaries are calculated for U.S. tax purposes. Insurance industry price competition has made it more difficult to attract and retain adequately priced business. Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves. The Company's potential underwriting exposures to Year 2000 claims are difficult to predict with any certainty. Regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. The frequency and severity of natural catastrophes are highly variable. Economic conditions and interest rate volatility can have significant impact on the market value of fixed maturity and equity investments. The Company's premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders

The Corporation's Annual Meeting was held on May 24, 2000, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection by the Board of Directors of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000. The results of the meeting were as follows:


Election of Directors        For                Withheld
---------------------        ---                --------
Alan I. Kirshner             5,997,453           81,204
Anthony F. Markel            5,997,677           80,980
Steven A. Markel             5,997,588           81,069
Darrell D. Martin            5,997,478           81,179
John J. Byrne                5,993,360           85,297
Mark J. Byrne                5,993,501           85,156
Thomas S. Gayner             5,996,049           82,608
Leslie A. Grandis            5,997,770           80,887
Stewart M. Kasen             5,995,699           82,958
Gary L. Markel               5,954,627          124,030
Nigel H.J. Rogers            5,994,643           84,018

Ratification of Selection of Auditors:

                                                    Abstentions and Brokers
              For                   Against               Non-Votes
              ---                   -------               ---------
           6,062,605                 3,616                  12,436


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b)(1) On April 10, 2000, the Company filed a report on Form 8-K reporting under
Item 2 and Item 7 the acquisition of Terra Nova (Bermuda) Holdings Ltd.

       The following financial statements of Terra Nova (Bermuda) Holdings Ltd. Were filed as part of the Form 8-K:

          Report of Independent Accountants
          Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the Years Ended December 31,
               1999, 1998 and 1997
          Consolidated Statements of Comprehensive Income for the Years Ended
               December 31, 1999, 1998 and 1997
          Consolidated Statements of Shareholders' Equity for the Years Ended
               December 31, 1999, 1998 and 1997
          Consolidated Statements of Cash Flows for the Years Ended December 31,
               1999, 1998 and 1997
          Notes to Consolidated Financial Statements

     The following Markel Corporation pro forma financial information were filed as part of the Form 8-K:
          Introduction
          Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1999 Pro Forma Condensed Consolidated Statement of Income for the Year
               Ended December 31, 1999
          Notes to Pro Forma Condensed Consolidated Financial Statements

(b)(2) On April 21, 2000, the Company filed a report on Form 8-K reporting under
Item 4 and Item 7 the change in the Registrant's certifying accountant for its wholly-owned subsidiary Terra Nova (Bermuda) Holdings Ltd.

(b)(3) On June 5, 2000, the Company filed a report on Form 8-K reporting under
Item 5 the dissemination of a presentation made at the Company's Annual Shareholders' Meeting on May 24, 2000.

(b)(4) On June 14, 2000, the Company filed a report on Form 8-K reporting under
Item 5 a press release of the Company concerning management of its Markel International operating subsidiary.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of August, 2000.

                                         Markel Corporation



                                         By  Alan I. Kirshner
                                             ---------------------------------
                                             Alan I. Kirshner
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                         By  Anthony F. Markel
                                             ---------------------------------
                                             Anthony F. Markel
                                             President
                                             (Principal Operating Officer)



                                         By  Steven A. Markel
                                             ---------------------------------
                                             Steven A. Markel
                                             Vice Chairman



                                         By  Darrell D. Martin
                                             -----------------
                                             Darrell D. Martin
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                 Exhibit Index

Number         Description

   4           Third Amendment to Credit Agreement dated August 2, 2000, among
               Markel Corporation, the lenders referred to therein and First
               Union National Bank, as Agent
  27           Financial Data Schedule for period ended June 30, 2000