Form 10-Q
period 2000-09-30
MARKEL CORP
filed 2000-11-06
CIK 1096343

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

or

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

Yes [X]   No [_]

Number of shares of the registrant's common stock outstanding at November 3, 2000: 7,324,371

                              Markel Corporation
                                   Form 10-Q

                                     Index

PART I. FINANCIAL INFORMATION                                                                         Page Number

Item 1. Financial Statements
      Consolidated Balance Sheets--                                                                          3
      September 30, 2000 and December 31, 1999
      Consolidated Statements of Operations and Comprehensive Income (Loss)--                                4
      Quarters and Nine Months Ended September 30, 2000 and 1999
      Consolidated Statements of Changes in Shareholders' Equity --                                          5
      Nine Months Ended September 30, 2000 and 1999
                                                                                                             6
      Consolidated Statements of Cash Flows--
      Nine Months Ended September 30, 2000 and 1999
      Notes to Consolidated Financial Statements--                                                           7
      September 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of 13 Operations                                                                                           13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                          19

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                    21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                                   September 30,    December 31,
                                                                                                   -----------------------------
                                                                                                        2000            1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $2,292,938 and $1,214,603 in 1999)                                    $2,295,119    $1,177,151
     Equity securities (cost of $304,044 in 2000 and $243,145 in 1999)                                  392,931       304,241
     Short-term investment (estimated fiar value approximates cost)                                      74,812        14,505
--------------------------------------------------------------------------------------------------------------------------------
     Total Investments, Available-For-Sale                                                            2,762,862     1,495,897
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                               210,947       129,055
Receivables                                                                                             267,829        98,681
Accrued premium income                                                                                  206,180            --
Reinsurance recoverable on paid losses                                                                  809,011       378,738
Reinsurance recoverable on paid losses                                                                  123,250        43,131
Deferred policy acquisition costs                                                                       141,018        50,800
Prepaid reinsurance premiums                                                                            155,947        69,591
Intangible assets                                                                                       409,941        92,314
Other assets                                                                                            192,254        97,098
--------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                                       $5,279,239    $2,455,305
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                           $2,808,970    $1,343,616
Unearned premiums                                                                                       760,284       276,910
Payables to insurance companies                                                                         165,029        60,706
Long-term debt (estimated fair value of $571,607 in 2000 and $163,881 in 1999)                          574,513       167,984
Other liabilities                                                                                       129,679        72,670
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
  Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
  of Markel North America, Inc. (estimated fair value of $128,090 in 2000 and $124,500 in 1999)         150,000       150,000
-------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                                   4,588,475     2,071,886
-------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                                                                          324,713        25,625
  Retained earnings                                                                                     310,225       342,426
  Accumulated other comprehensive income
       Net unrealized holding gains on fixed maturities and equity securities, net of taxes              59,194        15,368
       Cumulative translation adjustment                                                                 (3,368)           --
 -------------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                                            690,764       383,419
 -------------------------------------------------------------------------------------------------------------------------------

  Total Liabilities and Shareholders' Equity                                                        $ 5,279,239    $2,455,305
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

     Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                             Quarter Ended            Nine Months  Ended
                                                              September 30,               September 30
                                                         --------------------------   -----------------------
                                                             2000         1999          2000        1999
-------------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                               $ 253,156    $110,311    $655,344    $327,047
Net investment income                                            44,136      21,943     110,818      66,253
Net realized gains (losses) from investment sales                   880         254      (3,462)      9,297
Other                                                                47         491         141       1,426
-------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                   298,219     132,999     762,841     404,023
-------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                             218,231      72,444     511,883     210,747
Underwriting, acquisition and insurance expenses                 92,185      41,152     236,295     123,463
Amortization of intangible assets                                 7,202       1,564      15,979       4,184
-------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                   317,618     115,160     764,157     338,394
-------------------------------------------------------------------------------------------------------------
     Operating Income (Loss)                                    (19,399)     17,839      (1,316)     65,629
Interest expense                                                 14,978       6,280      37,235      19,098
-------------------------------------------------------------------------------------------------------------
     Income (Loss) Before Income Taxes                          (34,377)     11,559     (38,551)     46,531
Income tax expense (benefit)                                    (18,728)      2,775     (19,180)     11,168
-------------------------------------------------------------------------------------------------------------
 Net Income (Loss)                                             $(15,649)   $  8,784    $(19,371)   $ 35,363
-------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
     Net holding gains (losses) arising during the period      $ 43,375    $(36,575)   $ 41,575    $(68,804)
     Less reclassification adjustments for gains (losses)
      included in net income                                       (572)       (165)      2,251      (6,043)
-------------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses)                               42,803     (36,740)     43,826     (74,847)
Currency translation adjustments arising during the period       (3,368)         --      (3,368)         --
-------------------------------------------------------------------------------------------------------------
     Total Other Comprehensive Income (Loss)                     39,435     (36,740)     40,458     (74,847)
-------------------------------------------------------------------------------------------------------------
     Comprehensive Income (Loss)                               $ 23,786    $(27,956)   $ 21,087    $(39,484)
-------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE
     Basic                                                     $  (2.15)   $   1.57    $  (2.85)   $   6.34
     Diluted                                                   $  (2.15)   $   1.55    $  (2.85)   $   6.27
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                      ----------------------
                                                                                        2000           1999
-------------------------------------------------------------------------------------------------------------
                                                                                       (dollars in thousands)
   Common stock
   Balance at beginning of period                                                       $ 25,625    $ 25,415
   Common stock, contingent value rights and other equity issued                         295,482          --
   Deferred equity compensation                                                            3,185          --
   Stock option exercises                                                                    421         178
------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                             $324,713    $ 25,593
------------------------------------------------------------------------------------------------------------


   Retained Earnings
   Balance at beginning of period                                                       $342,426    $303,878
   Net income (loss)                                                                     (19,371)     35,363
   Repurchase of common stock                                                            (12,830)        (12)
------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                             $310,225    $339,229
------------------------------------------------------------------------------------------------------------


   Accumulated Other Comprehensive Income
   Unrealized gains
      Balance at beginning of period                                                    $ 15,368    $ 96,008
      Net unrealized holding gains (losses) arising during the period, net of taxes       43,826     (74,847)
------------------------------------------------------------------------------------------------------------
      Balance at end of period                                                            59,194      21,161
   Cumulative translation adjustment
      Balance at beginning of period                                                          --          --
      Cumulative translation adjustment arising during the period                         (3,368)         --
------------------------------------------------------------------------------------------------------------
      Balance at end of period                                                            (3,368)         --
------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                             $ 55,826    $ 21,161
------------------------------------------------------------------------------------------------------------

   Shareholders' Equity at End of Period                                                $690,764    $385,983
------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                           -----------------------
                                                                                               2000       1999
------------------------------------------------------------------------------------------------------------------
                                                                                            (dollars in thousands)
OPERATING ACTIVITIES
Net Income (Loss)                                                                          $ (19,371)  $  35,363
Adjustments to reconcile net income (loss) to net cash provided by operating activities       45,343     (22,494)
------------------------------------------------------------------------------------------------------------------
        Net Cash Provided By Operating Activities                                             25,972      12,869
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                                689,686     795,684
Proceeds from maturities of fixed maturities                                                  51,547      38,443
Cost of fixed maturities and equity securities purchased                                    (726,305)   (715,938)
Net change in short-term investments                                                          13,800      12,255
Acquisition of insurance company, net of cash acquired                                      (208,040)   (143,557)
Sale of insurance company shell, net of cash sold                                             12,482          --
Other                                                                                        (10,774)       (749)
------------------------------------------------------------------------------------------------------------------
        Net Cash Used By Investing Activities                                               (178,368)    (13,862)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt                                                                  370,000     105,000
Repayments and repurchases of long-term debt                                                (126,488)    (95,000)
Other                                                                                         (9,224)       (709)
------------------------------------------------------------------------------------------------------------------
        Net Cash Provided By Financing Activities                                            234,288       9,291
------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                         81,892       8,298
Cash and cash equivalents at beginning of period                                             129,055      78,952
------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                                 $ 210,947   $  87,250
------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - September 30, 2000

1.  Principles of Consolidation

The consolidated balance sheet as of September 30, 2000, the related consolidated statements of operations and comprehensive income (loss) for the quarters and nine months ended September 30, 2000 and 1999 the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

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

2.  Net Income (Loss) Per Share

Net income (loss) per share was determined by dividing net income (loss) by the applicable shares outstanding (in thousands):


                                                        Quarter Ended                 Nine Months Ended
                                                        September 30,                    September 30,
                                                -------------------------------  ------------------------------
                                                   2000               1999           2000            1999
---------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                  $(15,649)             $8,784       $(19,371)        $35,363
---------------------------------------------------------------------------------------------------------------

Average basic common shares outstanding            7,288               5,594          6,793           5,580
Dilutive potential common shares                      --                  60             --              60
---------------------------------------------------------------------------------------------------------------
 Average diluted shares outstanding                7,288               5,654          6,793           5,640
---------------------------------------------------------------------------------------------------------------

Because the Company reported a net loss for the quarter and nine month period ended September 30, 2000, dilutive potential common shares are not included in the calculation of earnings per share.

3.  Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):
                                          Quarter Ended September 30,
--------------------------------------------------------------------------------
                                         2000                    1999
--------------------------------------------------------------------------------
                                 Written     Earned     Written      Earned
Direct                          $317,032    $299,833    $145,591    $137,769
Assumed                            6,581      49,843       4,469       7,705
Ceded                            (81,110)    (96,520)    (38,588)    (35,163)
--------------------------------------------------------------------------------
   Net premiums                 $242,503    $253,156    $111,472    $110,311
--------------------------------------------------------------------------------


                                        Nine Months Ended September 30,
--------------------------------------------------------------------------------
                                         2000                    1999
--------------------------------------------------------------------------------
                                 Written     Earned     Written      Earned
Direct                         $ 773,910   $ 729,045   $ 426,766   $ 424,746
Assumed                           44,663     124,585      23,588      17,892
Ceded                           (224,730)   (198,286)   (124,302)   (115,591)
--------------------------------------------------------------------------------
   Net premiums                $ 593,843   $ 655,344   $ 326,052   $ 327,047
--------------------------------------------------------------------------------

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $109.3 million and $34.6 million for the quarters ended September 30, 2000 and 1999, respectively, and $203.7 million and $88.0 million for the nine months ended September 30, 2000 and 1999, respectively.

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

5.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) was composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains (losses) included in net income. Other comprehensive income (loss) was also composed of foreign currency translation adjustments subsequent to the acquisition of Markel International in 2000. The related tax expense (benefit) on net holding gains (losses) on securities was $23.4 million and $22.4 million for the quarter and nine months ended September 30, 2000 and $(19.7) million and $(37.0) million for the same periods in 1999. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income was $0.3 million and $(1.2) million for the quarter and nine months ended September 30, 2000, respectively and $0.1 million and $3.3 million for the same periods in 1999.

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

                                      Quarter Ended      Nine Months Ended
                                       September 30,        September 30,
                                    -------------------  -------------------
                                      2000       1999      2000       1999
----------------------------------------------------------------------------
Total operating revenues            $298,219   $316,744  $922,333   $957,617
Net Income (loss)                    (15,649)     6,644   (45,471)    35,958
----------------------------------------------------------------------------
Net income (loss) per share
     Basic                          $  (2.15)  $   0.91  $  (6.24)  $   4.93
     Diluted                        $  (2.15)  $   0.85  $  (6.24)  $   4.61
----------------------------------------------------------------------------

b) The following summary reconciles cash paid for the acquisition of Markel International (dollars in thousands).

Fair value of assets acquired, net of cash acquired  $ 2,856,825
Fair value of liabilities assumed                     (2,353,303)
Common stock and other equity issued                    (295,482)
----------------------------------------------------------------
   Net cash paid for acquisition                         208,040
Cash acquired in acquisition                             154,883
----------------------------------------------------------------
   Cash paid for acquisition                         $   362,923
----------------------------------------------------------------

7.  Segment Reporting Disclosures

On March 24, 2000, the Company completed its acquisition of Markel International (formerly Terra Nova). As a result, the Company realigned its operations with Terra Nova becoming the Company's international division, Markel International, and the Company's existing U.S. operations becoming Markel North America. Markel International includes two operating segments: the London Company Market and the Lloyd's Market. Markel North America includes the Excess and Surplus Lines and Specialty Admitted segments. Markel International's results have been included in the Company's operating results since the date of acquisition. Prior year amounts have been restated to conform with 2000 presentations.

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

The Company does not allocate assets to the Markel North America or the Markel International operating divisions for management reporting purposes. The total investment portfolio and cash and cash equivalents are allocated to the Investing operating segment. On March 24, 2000, the acquisition of Markel International increased the total investment portfolio and cash and cash equivalents by approximately $1.4 billion. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a)  Following is a summary of segment disclosures:

                               Segment Revenues
           Quarter Ended                                    Nine Months Ended
            September 30,                                      September 30,
--------------------------------------------------------------------------------
            2000       1999       (dollars in thousands)       2000      1999
--------------------------------------------------------------------------------
       $   91,089    $ 72,424    Excess and Surplus Lines   $250,563   $209,733
           30,336      30,540    Specialty Admitted           87,272     84,882
           34,075          --    London Company Market        91,150         --
           74,170          --    Lloyd's Market              134,492         --
           45,016      22,197    Investing                   107,356     75,550
           23,486       7,347    Other                        91,867     32,432
--------------------------------------------------------------------------------
       $  298,172    $132,508    Total                      $762,700   $402,597
--------------------------------------------------------------------------------

                             Segment Profit (Loss)
           Quarter Ended                                    Nine Months Ended
           September 30,                                       September 30,
--------------------------------------------------------------------------------
            2000       1999       (dollars in thousands)       2000      1999
--------------------------------------------------------------------------------
       $   (1,132)   $  4,083    Excess and Surplus Lines   $  2,730   $ 12,682
            3,262      (2,697)   Specialty Admitted            6,736     (5,385)
           (6,245)         --    London Company Market       (15,227)        --
          (10,666)         --    Lloyd's Market              (24,350)        --
           45,016      22,197    Investing                   107,356     75,550
          (42,479)     (4,671)   Other                       (62,723)   (14,460)
--------------------------------------------------------------------------------
       $  (12,244)   $ 18,912    Total                      $ 14,522   $ 68,387
--------------------------------------------------------------------------------

                                Combined Ratios
           Quarter Ended                                    Nine Months Ended
           September 30,                                       September 30,
--------------------------------------------------------------------------------
            2000       1999                                    2000      1999
--------------------------------------------------------------------------------
             101%        94%    Excess and Surplus Lines         99%       94%
             89%        109%    Specialty Admitted               92%      106%
             118%        --     London Company Market           117%       --
             114%        --     Lloyd's Market                  118%       --
             281%       164%    Other                           168%      145%
-------------------------------------------------------------------------------
             123%       103%    Total                           114%      102%
--------------------------------------------------------------------------------

                  Segment Assets (dollars in thousands)
                                      September 30,
                                -----------------------
                                   2000         1999
-------------------------------------------------------

Investing                       $2,973,809   $1,653,962
Other                            2,305,430      853,374
-------------------------------------------------------
    Total                       $5,279,239   $2,507,336
-------------------------------------------------------

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                        Quarter Ended    Nine Months Ended
                                        September 30,       September 30,
                                       ----------------- --------------------
                                         2000      1999      2000      1999
-----------------------------------------------------------------------------
Operating Revenues
    Segment revenues                   $298,172  $132,508  $762,700  $402,597
    Other                                    47       491       141     1,426
-----------------------------------------------------------------------------
    Total Operating Revenues           $298,219  $132,999  $762,841  $404,023
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Income (loss)  before income taxes
    Segment profit (loss)              $(12,244) $ 18,912  $ 14,522  $ 68,387
    Unallocated amounts
       Amortization expense              (7,202)   (1,564)  (15,979)   (4,184)
       Interest expense                 (14,978)   (6,280)  (37,235)  (19,098)
       Other                                 47       491       141     1,426
-----------------------------------------------------------------------------
    Income (Loss) Before Income Taxes  $(34,377) $ 11,559  $(38,551) $ 46,531
-----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations
Quarter and Nine Months ended September 30, 2000 compared to Quarter and Nine Months ended September 30, 1999

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

Markel International includes two segments: the London Company Market and the Lloyd's Market. The London Company Market consists of the operations of Terra Nova Insurance Company Limited. The Lloyd's Market includes Markel Capital Limited, which is the corporate capital provider for four Lloyd's syndicates managed by Markel Syndicate Management Limited. Markel International's operating units write specialty property, casualty, marine and aviation insurance and reinsurance on a worldwide basis. The majority of Markel International's business comes from the United Kingdom and United States.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. Other consists primarily of seven discontinued Markel International programs in 2000. In 1999 Other was comprised of Gryphon discontinued programs (acquired by the Company in January
1999).

Following is a comparison of gross premium volume by significant underwriting area:

                                   Gross Premium Volume
                Quarter Ended                                 Nine Months Ended
                September 30,                                   September 30,
--------------------------------------------------------------------------------
              2000        1999     (dollars in thousands)      2000       1999
--------------------------------------------------------------------------------
           $ 151,657    $108,640  Excess and Surplus Lines   $414,213   $311,998
              44,541      39,376  Specialty Admitted          106,040    104,845
              12,380          --  London Company Market        55,006         --
             110,906          --  Lloyd's Market              197,912         --
               4,129       2,782  Other                        45,402     34,349
--------------------------------------------------------------------------------
           $ 323,613    $150,798  Total                      $818,573   $451,192
================================================================================

Gross premium volume was $323.6 million for the third quarter and $818.6 million for the nine month period in 2000 compared to $150.8 million and $451.2 million, respectively, for the same periods of 1999. The increase in both periods was attributed to the acquisition of Markel International and to growth in gross premium volume in Markel North America. Gross premium volume in Markel North America's core business units increased 33% in the third quarter to $196.2 million from $148.0 million in 1999. For the nine month period, gross premium volume in Markel North America's core business units increased 25% to $520.3 million from $416.8 million for the same period of 1999. The growth in Markel North America's gross premium volume for both periods of 2000 was due to increased submission activity and price increases across all business units. Other gross premiums rose in both periods of 2000 primarily due to the addition of seven discontinued Markel International programs partially offset by a significant decrease in volume from the Gryphon discontinued programs.

Excess and Surplus Lines gross premium volume increased 40% to $151.7 million in the third quarter of 2000 from $108.6 million a year ago. For the nine month period, gross premium volume increased 33% to $414.2 million in 2000 from $312.0 million in 1999. The growth was due to increased submission activity in most programs, rate increases and new programs. The most significant areas of growth in both periods were in the Brokered Excess and Surplus Lines unit as well as from Markel Southwest Underwriters, which was acquired in January 2000.

Specialty Admitted Lines gross premium volume in the third quarter of 2000 increased 13% to $44.5 million compared for $39.4 million in 1999. The increase for the quarter was due to growth in the student accident and medical program and the yacht and watercraft programs. For the nine month period, gross premium volume was $106.0 million in 2000 compared to $104.8 million in the prior year. In the second quarter of 1999, the Specialty Personal Lines unit assumed $7.3 million of unearned premium as part of the acquisition of a yacht program. Excluding the effect of this one-time assumption in 1999, Specialty Admitted gross premium volume increased 9% for the nine month period of 2000.

The Company's submission activity at Markel North America has increased significantly over the past year. Despite this positive activity, competition remains high and prices remain low in some areas of the property and casualty market. For the remainder of 2000, Markel International's premium volume will decline as continuing programs are repriced to earn underwriting profits and discontinued lines run off. The Company does not intend to relax underwriting standards in order to sustain premium volume. Further, premium volume may vary significantly with the Company's decision to alter its product concentration to maintain or improve underwriting profitability.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 75% in the third quarter of 2000 compared to 74% in 1999. Net retention of gross premium volume for the nine month period was 73% compared to 72% in 1999. The increase in retention rate in both periods is primarily attributed to increased retention in Markel North America's core business units offset in part by Markel International's historically lower retentions.

Total operating revenues for the third quarter of 2000 rose to $298.2 million from $133.0 million in the prior year. For the nine month period, operating revenues rose to $762.8 million from $404.0 million in 1999. The increase in both periods was primarily due to operating revenue generated by Markel International since its acquisition on March 24, 2000.

                                     Earned Premiums
                 Quarter Ended                                Nine Months Ended
                 September 30,                                  September 30,
--------------------------------------------------------------------------------
               2000        1999    (dollars in thousands)      2000       1999
--------------------------------------------------------------------------------
            $ 91,089    $ 72,424  Excess and Surplus Lines   $250,563   $209,733
              30,336      30,540  Specialty Admitted           87,272     84,882
              34,075          --  London Company Market        91,150         --
              74,170          --  Lloyd's Market              134,492         --
              23,486       7,347  Other                        91,867     32,432
--------------------------------------------------------------------------------
            $253,156    $110,311  Total                      $655,344   $327,047
================================================================================

Third quarter earned premiums were $253.2 million compared to $110.3 million in 1999. Nine month earned premiums were $655.3 million compared to $327.0 million in 1999. The increase in both periods was primarily due to the acquisition of Markel International. Earned premiums for Markel North America's core business units rose 18% and 15%, respectively, in the third quarter and nine month period of 2000 compared to 1999. The increase in both periods was primarily due to growth in Excess and Surplus Lines earned premium due to increased gross premium volume. Other earned premiums increased in both periods of 2000 due to discontinued lines at Markel International. Other earned premiums will decrease as Markel International's discontinued lines run off.

Third quarter and nine month period net investment income rose to $44.1 million and $110.8 million, respectively, compared to $21.9 million and $66.3 million for the quarter and nine month period of 1999. The increase was due to the acquisition of Markel International.

In the third quarter, the Company realized $0.9 million of net investment gains compared to $0.3 million of net gains in 1999. For the nine month period of 2000, net realized investment losses were $3.5 million compared to net gains of $9.3 million for the same period last year. The net realized losses for the nine month period were primarily the result of equity investment sales at Markel International in the second quarter of 2000. After the acquisition, the Company repositioned Markel International's equity investments. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total operating expenses for the third quarter were $317.6 million compared to $115.2 million in 1999. Total operating expenses for the nine month period were $764.2 million compared to $338.4 million a year ago. The increase was primarily due to the acquisition of Markel International.

Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                           Quarter Ended     Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  -------------------

                                          2000      1999      2000       1999
--------------------------------------------------------------------------------
Gross premium volume                    $323,613  $150,798  $818,573   $451,192
Net premiums written                    $242,503  $111,472  $593,843   $326,052
Net retention                                 75%       74%       73%        72%
Earned premiums                         $253,156  $110,311  $655,344   $327,047
Losses and loss adjustment expenses     $218,231  $ 72,444  $511,883   $210,747
Underwriting, acquisition and insurance
 expenses                               $ 92,185  $ 41,152  $236,295   $123,463
Underwriting loss                       $(57,260) $ (3,285) $(92,834)  $ (7,163)

GAAP ratios
Loss ratio                                    86%       66%       78%        64%
Expense ratio                                 37%       37%       36%        38%
--------------------------------------------------------------------------------
Combined ratio                               123%      103%      114%       102%
================================================================================

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The underwriting loss in both periods of 2000 was due to Markel International's underwriting loss since acquisition and to reserve strengthening of $32 million on Gryphon discontinued lines in the third quarter of 2000.

Markel North America continued to produce solid underwriting profits in the third quarter and nine month period of 2000. Markel North America's core underwriting units reported a combined ratio of 98% for the third quarter and 97% for the nine month period of 2000 compared to 99% and 98%, respectively, for the same periods of 1999. During the third quarter of 2000, reserve redundancies in the Professional/Products Liability unit more than offset reserve increases in Brokered Excess and Surplus Lines' New York contractors' business. All Markel North America units benefited from an improved pricing environment.

The combined ratio for Excess and Surplus Lines increased to 101% and 99% for the third quarter and nine month period of 2000, respectively, from 94% in both periods of 1999. The increase in the combined ratio for both periods was primarily due to lower favorable loss reserve development in 2000 compared to 1999, reserve increases on Brokered Excess and Surplus Lines' New York contractors' business and expenses from the start up of Markel Southwest Underwriters.

The combined ratio for Specialty Admitted was 89% and 92% for the third quarter and nine month period of 2000 compared to combined ratios of 109% and 106%, respectively, for the same period of 1999. The decrease in both periods of 2000 was the result of favorable loss development.

Markel International reported a combined ratio of 116% and 118%, respectively, in the third quarter and nine month period of 2000. Markel International's underwriting loss was the result of inadequate pricing and poor underwriting controls in portions of its continuing programs. The Company is working to improve underwriting performance at Markel International and its continuing programs are anticipated to make steady progress towards underwriting profitability.

Discontinued Lines reported a combined ratio of 281% and 168%, respectively, for the third quarter and nine month period of 2000 compared to 164% and 145%, respectively, for the same period of 1999. The Company strengthened loss reserves on Gryphon discontinued lines by $32 million in the third quarter of 2000. The strengthening was primarily due to adverse development in construction defect, pollution and asbestos claims and uncollectible reinsurance. Markel International's discontinued lines underwriting loss was $9.1 million in the third quarter of 2000 compared to a $16.2 million underwriting loss in the second quarter of 2000. The lower third quarter underwriting loss was due to lower earned premiums from Markel International's discontinued lines. As these unprofitable programs run off, the negative impact of Discontinued Lines should decrease.

Management will continue to monitor claims and reinsurance experience on Markel International pre-acquisition business and Gryphon discontinued lines. A run off unit is being established at Markel International to aggressively manage discontinued programs and allow the business units to focus on earning underwriting profits. Markel International's loss reserves for business earned prior to acquisition, while believed to be adequate, do not contain Management's desired margin of safety to assure that loss reserves are more likely redundant than deficient. Adverse experience is possible and could result in reserve increases in the future.

Amortization of intangible assets was $7.2 million in the third quarter of 2000 compared to $1.6 million last year. For the nine month period ended September 30, 2000, amortization of intangible assets was $16.0 million compared to $4.2 million in 1999. The increase in both periods was due to the amortization of goodwill and other intangibles from the Markel International acquisition.

Interest expense was $15.0 million in the third quarter of 2000 compared to $6.3 million in 1999. Interest expense was $37.2 million for the nine month period of 2000 compared to $19.1 million last year. The increase was due to interest on $245 million of borrowings under the Company's $400 million revolving credit facility used to fund a portion of the Terra Nova acquisition. In addition, $175 million of Terra Nova debt remained outstanding subsequent to the acquisition.

The Company reported a tax benefit of 54% and 50%, respectively, for the third quarter and nine month period of 2000 compared to tax expense of 24% for both periods of 1999. In the third quarter of 2000, the Company recognized a nonrecurring benefit of $8.0 million related to the realization of tax benefits attributable to certain differences between financial reporting and tax bases of assets acquired in a prior period. This benefit was recognized when management determined that estimated tax liabilities were less than amounts previously accrued.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of net realized gains or losses from the sales of investments, expenses related to the amortization of intangible assets and nonrecurring items (these measures do not replace operating income or net income computed in accordance with generally accepted accounting principles as a measure of profitability). Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with net realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. The third quarter loss from core operations was $17.9 million, or $2.46 per diluted share, compared to income from core operations of $10.0 million, or $1.77 per diluted share in 1999. For the nine month period, loss from core operations was $10.9 million, or $1.61 per diluted share, compared to income from core operations of $33.2 million, or $5.89 per diluted share, in the prior year. The decrease in both periods was primarily due to reserve strengthening on Gryphon discontinued lines and Markel International's underwriting loss since acquisition.

The Company's third quarter 2000 net loss was $15.6 million, or $2.15 per diluted share, compared to net income of $8.8 million, or $1.55 per diluted share, in 1999. For the nine month period, the net loss was $19.4 million, or $2.85 per diluted share, compared to net income of $35.4 million, or $6.27 per diluted share, in 1999. The decrease in both periods was primarily due to reserve strengthening on Gryphon discontinued lines and Markel International's underwriting loss since acquisition.

Comprehensive income for the third quarter was $23.8 million, or $3.26 per diluted share, compared to a comprehensive loss of $28.0 million, or $4.94 per diluted share, in 1999. Comprehensive income for the nine month period was $21.1 million, or $3.10 per diluted share, compared to a comprehensive loss of $39.5 million or, $7.00 per diluted share, in 1999. The increase in both periods of 2000 was due to the increased market value of the Company's investment portfolio partially offset by net losses.

Financial Condition as of September 30, 2000

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

The Company's invested assets and cash and cash equivalents increased to $3.0 billion at September 30, 2000 from $1.6 billion at December 31, 1999. The increase was primarily the result of the Markel International acquisition.

For the nine month period ended September 30, 2000, the Company reported net cash provided by operating activities of $26.0 million, compared to net cash provided by operating activities of $12.9 million for the same period in 1999. The increase was due to positive cash flows at Markel North America due to underwriting profits and premium growth partially offset by negative operating cash flows of $36.3 million at Markel International. Markel International continues to reunderwrite and discontinue various unprofitable programs. As a result, Markel International is expected to generate negative cashflows throughout 2000 which will partially offset operating cash flows generated by Markel North America.

For the nine month period ended September 30, 2000, the Company reported net cash used by investing activities of $178.4 million compared to $13.9 million in 1999. The increase was the result of lower proceeds from the sales of fixed maturities and equity securities in 2000 compared to 1999 and the Markel International acquisition.

Shareholders' equity at September 30, 2000 was $690.8 million compared to $383.4 million at December 31, 1999. Book value per common share was $94.32 at September 30, 2000, compared to $68.59 at December 31, 1999. The increase was primarily due to common stock and CVRs issued to acquire Markel International.

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

The Company's market risk disclosures at September 30, 2000 have not materially changed from those identified at December 31, 1999. Markel International's fixed maturity portfolio's duration was shorter than Markel North America's at the date of acquisition. As a result, the combination of the two portfolios moderately reduced the Company's exposure to interest rate volatility. In addition, with the acquisition of Markel International, the Company's exposure to foreign currency risk has increased. Markel International has foreign exchange risk on assets and liabilities denominated in foreign currencies and manages this risk by matching assets to liabilities in each foreign currency as closely as possible. Approximately 87% of the Company's investment portfolio was denominated in U.S. Dollars at September 30, 2000. At that date, the largest foreign currency exposure was U.K. Sterling. The Company does not ordinarily use derivative instruments to manage its exposure to foreign exchange movements.

"Safe Harbor" Statement
This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. The Company's anticipated results are based on current knowledge and assume no significant catastrophe losses or other adverse loss or loss reserve developments for the remainder of the year. Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves, including for example the Company's potential underwriting exposures to Year 2000 claims. Markel International is continuing initiatives to reorganize business units to achieve operating efficiencies and to evaluate reinsurance programs and exposures. These initiatives could lead to additional changes and expense for Markel International. In addition, the Company's international operations are subject to taxation in the U.S. The Company anticipates that its effective tax rate will increase due to the way that taxes on foreign subsidiaries are calculated for U.S. tax purposes. Regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. Economic conditions and interest rate volatility can have significant impact on the market value of fixed maturity and equity investments. The Company's premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of November, 2000.

                                            Markel Corporation



                                            By  Alan I. Kirshner
                                              ----------------------------------
                                                Alan I. Kirshner
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                            By  Anthony F. Markel
                                                --------------------------------
                                                Anthony F. Markel
                                                President
                                                (Principal Operating Officer)


                                            By  Steven A. Markel
                                                --------------------------------
                                                Steven A. Markel
                                                Vice Chairman


                                            By  Darrell D. Martin
                                                --------------------------------
                                                Darrell D. Martin
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                 Exhibit Index

Number         Description

27 Financial Data Schedule for period ended September 30, 2000