Form 10-Q/A
period 2000-09-30
MARKEL CORP
filed 2000-11-13
CIK 1096343

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q/A

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

The purpose of this amended filing is to reflect a change in the individual line balance called "Proceeds from sales of fixed maturities and equity securities" on the Statement of Cash Flows. For the Nine Months Ended September 30, 2000, the balance should be $688,922,000 not $689,686,000.
The Statement of Cash Flows is being refiled because of a $764,000 error.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                           -----------------------
                                                                                               2000       1999
------------------------------------------------------------------------------------------------------------------
                                                                                            (dollars in thousands)
OPERATING ACTIVITIES
Net Income (Loss)                                                                          $ (19,371)  $  35,363
Adjustments to reconcile net income (loss) to net cash provided by operating activities       45,343     (22,494)
------------------------------------------------------------------------------------------------------------------
        Net Cash Provided By Operating Activities                                             25,972      12,869
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                                688,922     795,684
Proceeds from maturities of fixed maturities                                                  51,547      38,443
Cost of fixed maturities and equity securities purchased                                    (726,305)   (715,938)
Net change in short-term investments                                                          13,800      12,255
Acquisition of insurance company, net of cash acquired                                      (208,040)   (143,557)
Sale of insurance company shell, net of cash sold                                             12,482          --
Other                                                                                        (10,774)       (749)
------------------------------------------------------------------------------------------------------------------
        Net Cash Used By Investing Activities                                               (178,368)    (13,862)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt                                                                  370,000     105,000
Repayments and repurchases of long-term debt                                                (126,488)    (95,000)
Other                                                                                         (9,224)       (709)
------------------------------------------------------------------------------------------------------------------
        Net Cash Provided By Financing Activities                                            234,288       9,291
------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                         81,892       8,298
Cash and cash equivalents at beginning of period                                             129,055      78,952
------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                                 $ 210,947   $  87,250
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                  Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November, 2000.
                                            Markel Corporation



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