Form 10-K
period 2000-12-31
MARKEL CORP
filed 2001-03-27
CIK 1096343

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

Commission File Number 001-15811

MARKEL CORPORATION
(Exact name of registrant as specified in its charter)

A Virginia Corporation
IRS Employer Identification No. 54-1959284

4521 Highwoods Parkway, Glen Allen,
Virginia 23060-6148 (Address of principal executive offices) (Zip code)

Telephone (804) 747-0136
(Registrant's telephone number including area code)

Securities Registered Pursuant to Section
12(b) of the Act:
Common Stock, no par value
New York Stock Exchange
(title and class and name of the exchange on which registered)

Securities Registered Pursuant to Section
12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of March 1, 2001 was approximately $1,249,764,450.

The number of shares of the registrant's Common Stock outstanding at March 1, 2001: 8,622,691.

Documents Incorporated By Reference

The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 16, 2001, referred to in Part III.

                     Index and Cross References-Form 10-K
                                 Annual Report
Item No.                                                            Page

Part I
1.        Business                                                  8-27
1a.       Executive Officers of the Registrant                        78
2.        Properties (note 5)                                      39-40
3.        Legal Proceedings (note 14)                                 50
4.        Submission of Matters to a Vote of
          Security Holders                                          NONE

Part II
5.        Market for the Registrant's Common
          Equity and Related Stockholder
          Matters                                                  62,77
6.        Selected Financial Data                                  28-29
7.        Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                               63-76
7a.       Qualitative and Quantitative
          Disclosures About Market Risk                            72-75
8.        Financial Statements and
          Supplementary Data

          The response to this item is submitted in
          Item 14.

9.        Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosures                                     NONE

Part III
10.       Directors and Executive Officers of the
          Registrant*
11.       Executive Compensation*
12.       Security Ownership of Certain Beneficial
          Owners and Management*
13.       Certain Relationships and Related
          Transactions*

* Items Number 10, 11, 12, and 13 will be incorporated by reference from the Registrant's 2001 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV
14. Exhibits, Financial Statement
    Schedules, and Reports on Form 8-K
    a. Documents filed as part of this Form
    10-K

Item No.                                                             Page

      (1) Financial Statements Consolidated
          Balance Sheets at
          December 31, 2000 and 1999                                  30
          Consolidated Statements of
          Operations and Comprehensive
          Income (Loss) for the Years Ended
          December 31, 2000, 1999,
          and 1998                                                    31
          Consolidated Statements of
          Changes in Shareholders' Equity
          for the Years Ended December 31,
          2000, 1999, and 1998                                        32
          Consolidated Statements of Cash
          Flows for the Years Ended
          December 31, 2000, 1999,
          and 1998                                                    33
          Notes to Consolidated Financial
          Statements for the Years Ended
          December 31, 2000, 1999,
          and 1998                                                 34-60
          Independent Auditors' Report                                61
      (2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements.
      (3) See Index to Exhibits for a list of
          Exhibits filed as part of this report
   b. Reports on Form 8-K. No reports on
      form 8-K were filed during the fourth
      quarter of 2000.

   c. See Index to Exhibits and Item 14a(3)

   d. See Index to Financial Statements and
      Item 14a(2)

APPENDIX

MARKEL CORPORATION ANNUAL REPORT ON FORM 10-K
Statement of Differences


1. The pages in the electronic filing do not correspond to the pages in the printed document because there is more material on each page of the printed document. The printed Annual Report and Form 10-K also contains numerous charts, graphs and pictures not incorporated into the electronic Form 10-K.

2. The information on pages 79 and 80 of the printed document, i.e. the 10-K cover sheet and Index and Cross References, have been repositioned on pages 1 and 2 of the electronic document for ease of reference.

3. The information on pages 28 and 29 of the printed document, i.e. the Selected Financial Data has been repositioned over 2 consecutive pages of the electronic document for ease of use. The footnotes to the Selected Financial Data are meant to apply to all three pages of the electronic document.

THE CORPORATE PROFILE

     Markel Corporation markets and underwrites specialty insurance products and programs to a variety of niche markets. In each of these markets, we seek to provide quality products and excellent customer service so that we can be a market leader. Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value.

THE MARKEL STYLE

     Markel has a Commitment to Success. We believe in hard work and a zealous pursuit of excellence while keeping a sense of humor. Our creed is honesty and fairness in all of our dealings.

     The Markel way is to seek to be a market leader in each of our pursuits. We seek to know our customers' needs and to provide our customers with quality products and service.

     Our pledge to our shareholders is that we will build the financial value of our Company. We respect our relationship with our suppliers and have a commitment to our communities.

     We are encouraged to look for a better way to do things...to challenge management. We have the ability to make decisions or alter a course quickly. The Markel approach is one of spontaneity and flexibility. This requires a respect for authority but a disdain of bureaucracy.

     At Markel, we hold the individual's right to self-determination in the highest light, providing an atmosphere in which people can reach their personal potential. Being results oriented, we are willing to put aside individual concerns in the spirit of teamwork to achieve success.

     Above all, we enjoy what we are doing. There is excitement at Markel, one that comes from innovating, creating, striving for a better way, sharing success with others...winning.

HIGHLIGHTS

FINANCIAL HIGHLIGHTS
(in millions, except per share data)                           2000         1999           1998
-------------------------------------------------------------------------------------------------
Gross premium volume                                    $     1,132   $      595   $        437
Net written premiums                                            835          428            344
Earned premiums                                                 939          437            333
Net income (loss)                                               (28)          41             57
Comprehensive income (loss)                                      81          (40)            68
U.S. GAAP combined ratio                                        114%         101%            98%
-------------------------------------------------------------------------------------------------
Total investments and cash                              $     3,136   $    1,625   $      1,483
Total assets                                                  5,473        2,455          1,921
Long-term debt                                                  573          168             93
8.71% Capital Securities                                        150          150            150
Shareholders' equity                                            752          383            425
Debt to total capital (Capital Securities as debt)               49%          45%            36%
Debt to total capital (Capital Securities as equity)             39%          24%            14%
-------------------------------------------------------------------------------------------------
PER SHARE DATA
Common shares outstanding (in thousands)                      7,331        5,590          5,522
Net income (loss) (diluted)                             $     (3.99)  $     7.20   $      10.17
Total investments and cash                              $    427.79   $   290.69   $     268.49
Book value                                              $    102.63   $    68.59   $      77.02
Growth (decline) in book value                                   50%         (11%)           18%
-------------------------------------------------------------------------------------------------

OPERATING HIGHLIGHTS

 .    In March 2000, completed the acquisition of Terra Nova (Bermuda) Holdings
     Ltd. (Markel International)

 .    Significant progress in reorganizing Markel International's continuing operations and running off its discontinued lines

 .    Combined ratio of 114% primarily due to underwriting losses at Markel
     International

 .    Excellent 2000 investment performance with 12% total return

 .    Book value per share increased 50% to $102.63, five year compound annual growth rate of 21%

 .    In February 2001, completed a 1,288,940 common share offering with net proceeds of $198.5 million, proceeds to be used to repay or retire long-term debt

                                    [GRAPH]

  Earned Premiums           Total Investments and Cash     Book Value Per Share

1990   1995    2000            1990    1995    2000        1990    1995    2000
----   ----    ----            ----    ----    ----        ----    ----    ----
  $ in millions                   $ in millions                 $ per share

 33     285     939             411     927   3,136       10.27   39.37  102.63

[LOGO OF MARKEL]

TO OUR BUSINESS PARTNERS

     As our long-term shareholders know, Markel builds shareholder value through superior underwriting and investing results. Our success is measured by our compound annual growth in book value per share over the long term. For the past ten years, we compounded book value per share at a 23% rate; for the past five at 16%; and in 2000 book value per share grew 19%, excluding the effects of the Terra Nova acquisition. But read on to get the full story. 2000 was an event-filled year. We continued to demonstrate our superior underwriting ability in our North American operations; we completed the acquisition of Terra Nova and made significant progress in reorganizing this business into our Markel International operation; and we delivered truly exceptional investment results in a very difficult market. Both underwriting losses of discontinued lines and the newly acquired Markel International business negatively impacted operating results. In total, we reported a net loss of $28 million. Comprehensive income was a positive $81 million, which included unrealized investment gains. Shareholders' equity advanced from $383 million to $752 million or $68.59 per share to $102.63 per share.

     Throughout the year we enjoyed improved market conditions in virtually all of our domestic business units. The property and casualty insurance industry suffered from intense competition for many years, leading to poor results and several company failures. The market has now changed and most competitors are exhibiting underwriting discipline or are out of business. We are getting many more opportunities to sell our products, prices are on the rise, and our results are beginning to reflect these improved conditions.

2000 Financial Review

     Revenues for the year more than doubled and now exceed $1 billion. The acquisition of Markel International accounted for most of this growth; however, our North American business also enjoyed solid, profitable growth.

     In total, earned premiums increased from $437 million to $939 million and we reported a combined ratio of 114%. This

2000

--------------------------------------------------------------------------------

was the result of excellent performance of 97% from our North American operations, a disappointing 116% from continuing International business, and discontinued lines of 174%. In dollar terms our underwriting loss was $132 million, with North America contributing $16 million in profits, International a loss of $55 million and discontinued a loss of $93 million. We are working diligently to improve these results as quickly as possible to return to our historic standard of underwriting profitability. And we are optimistic that we will be able to do so.

     Net investment income increased from $88 million to $154 million primarily due to the growth in the investment portfolio associated with the acquisition of Markel International. Approximately $1.5 million was earned from realized investment gains during the year, also a very significant $109 million was added in unrealized gains, net of tax.

     As a result of the acquisition of Markel International, interest expense increased to $52 million and the amortization of intangible assets increased to $23 million. We reported a net loss of $28 million as compared to net income last year of $41 million. With the increased value of our investment portfolio, comprehensive income was $81 million compared to a comprehensive loss in 1999 of $40 million. Shareholders' equity increased to $752 million or $102.63 per share.

North American Operations

     Our core North American underwriting business units enjoyed a very successful year. Gross written premiums increased 27% to $711 million as the domestic insurance market continued to tighten throughout the year. The momentum grew exponentially, as fourth quarter gross written premiums grew 35% from substantial increases in submission activity, more new business and increased prices. Earned premiums increased by 18% with a combined ratio of 97%.

     Every division in the North American group participated in the improved market, with our Excess and Surplus Lines companies seeing the greatest upswing. In early 2000 we opened new facilities in Scottsdale, Arizona named Markel Southwest Underwriters. This business came from acquiring the renewal rights of approximately $100 million in premiums from Acceptance Insurance Companies, Inc. We were up and running at the end of March, and we wrote $28 million in premiums for the year and expect to write approximately $50 million in 2001. Our Brokered E&S unit experienced underwriting problems during the year, primarily as the result of providing insurance for New York contractors. This class of business became very difficult to insure profitably and consequently we withdrew from the class. The experience was expensive but is now behind us. This division is now achieving significant price increases and we expect a profitable year in 2001.

     The other North American operations performed extraordinarily well. Having a 97% combined ratio, coupled with an increase in gross written premium of 27% after a fifteen-year soft insurance market, is a real tribute to our associates. Our underwriting units are filled with skilled and dedicated associates focused on our mission of underwriting profitability, and we are thrilled with these outstanding results.

International Operations

     In March 2000 we completed the acquisition of Terra Nova (Bermuda) Holdings Ltd. We acquired this company to gain access to specialty, international insurance markets. We saw an opportunity to acquire a large specialty business, in many cases similar to our North American operations, which has the

[LOGO OF MARKEL]

potential to earn underwriting profits. Additionally, Terra Nova enjoyed significant investment leverage. In acquiring this business, we recognized that a significant amount of work was necessary to reorganize the company, discontinue several unprofitable programs, and to reunderwrite its book of business. We were aware that during this process the business would not be profitable.

     While more work needs to be done and our financial results do not yet show the magnitude of our efforts, we have made significant progress. We consolidated Markel International's operations into five business units from 11, and we reduced expenses accordingly. The Markel Style is being implemented with our focus on underwriting profits and incentive plans tied to performance. We centralized all accounting, investment, treasury and actuarial functions. We also consolidated all of our London operations from six unconnected offices to one well-located facility (two blocks from Lloyd's).

     The underwriting results of our International operation were disappointing, as we had a combined ratio of 116% from continuing operations. This is approximately 6% worse than our original expectation. These poor results were due to business that was on the books prior to our acquisition. Throughout the year we repriced and reunderwrote the ongoing business, and eliminated many underperforming programs. As a result, we expect to report improved results in 2001, and we continue to believe that we will be able to achieve underwriting profitability in the not too distant future.

     Over the years, Markel grew from both internal growth and acquisitions. While acquisitions always bring with them some surprises and integration difficulties, we are pleased with our track record. In fact, the longer our acquisitions have been part of the Markel family, the better they perform. We think that this speaks volumes about our culture and the underlying values of underwriting profitability, balance sheet conservatism, and long-term ownership that create a wonderful business.

2000

--------------------------------------------------------------------------------

Discontinued Lines

     Earned premiums from discontinued lines acquired with Markel International amounted to $120 million. The combined ratio on this business was 143%. These lines included unprofitable products where we did not believe we had a good opportunity to build a going-forward, profitable, specialty franchise. The business was commodity oriented, poorly priced, or underwritten without appropriate controls, knowledge and expertise. Additionally, during the third quarter we took a $32 million charge related to discontinued Gryphon programs.

     At December 31, 2000, the remaining unearned premium on discontinued lines amounted to $65 million and while not expected to be profitable, should not cause material losses.

     We have always prided ourselves on maintaining loss reserves which prove to be more likely redundant than deficient. This is certainly true with our North American businesses, where we have applied consistent underwriting and claims handling processes and have closely monitored loss development. In the context of an acquisition, where the underwriting and claims handling processes may have been inconsistent and several lines have been discontinued, it is almost impossible to establish the same margin of safety with loss reserves. While we believe the reserves of our recently acquired International operations are adequate, future adverse development is possible. As we reunderwrite and apply strong and consistent standards to our International business, we expect to develop the same confidence with its loss reserves.

Investments

     Achieving superior investment returns has long been an integral component of our philosophy, and a strong contributor to our long-term growth in book value. The purchase of Markel International added over $1.4 billion to our investment portfolio and the investment environment in 2000 was one in which we excelled.

     During 2000, the white-hot and psychologically-driven NASDAQ market imploded with a loss of almost 39%. The Dow and S&P indices also declined 6% and 10% respectively. We were never able to understand the valuations of many of the most popular stocks of 1998 and 1999, and as a consequence avoided investment commitments to that area. We were rewarded this past year as our focus on intrinsic business values provided us with an equity return of 26% during a time of difficult results in the broader markets. In our equity investing, we remain focused on reasonably priced profitable companies, with honest and talented management and capital discipline. Over the years this focus served us well and it will remain the litmus test for how we consider equity investments in the future.

     In the fixed income markets, we remain committed to a high quality portfolio with maturities similar to those of our insurance liabilities. We wish to earn a positive spread on our policyholder funds without taking unwise credit or interest rate risks. This foundation, along with profitable underwriting activities and a conservative balance sheet, allows us to allocate the bulk of our shareholders' equity to the equity markets and earn a higher, though usually more volatile, return over time.

Stock Offering

     In February 2001, we completed the sale of additional shares of common stock and raised almost $200 million in new capital. While we were reluctant to issue new shares and dilute the interest of our existing shareholders, we believe that the additional capital will generate excellent returns both for our existing shareholders and for our new business partners.

[LOGO OF MARKEL]


     With the acquisition of Markel International, we increased our financial leverage such that our debt to capital ratio increased to 39%. Our long-term target is one-third debt, two-thirds equity. With the new equity, our debt to capital ratio will be below our long-term leverage target. We believe that putting our balance sheet in a strong, conservative posture will enable us to take full advantage of our tremendous opportunities.

     We are particularly pleased that a number of our existing shareholders added to their holdings, and that a number of old friends joined us as new shareholders. One of our strengths is that our long-term shareholders understand our business philosophy and support it. We think the same is true of our new shareholders.

Market Trends

     In early 2000, we saw a cyclical change in the property and casualty insurance market, with prices going up and more opportunities for us to write profitable business. As the large, standard, commodity oriented companies seek to improve their results, they become more selective in their underwriting, and increase prices. As a result, more and more business moves into the specialty insurance market. As a leader in the specialty market, Markel is well positioned and prepared to take advantage of this change. As the year progressed the market continued to harden. Our North American premium volume increased progressively throughout the year with a 33% increase in the third quarter, and a 35% increase in the fourth. These increases were the result of both new business opportunities and higher prices. This trend continues in early 2001.

     It has been almost fifteen years since we experienced a truly "hard" insurance market. During that period, financial results throughout the industry were poor, many companies failed, and the industry consolidated. At long last underwriting discipline is returning and prices are going up. The question on everyone's mind is "how long will this last?" Unfortunately we don't know. What we do know, however, is that the problems created over many years will not be solved quickly. It is certainly time for the cycle to move in our direction and we will take full advantage of this opportunity.

2000

--------------------------------------------------------------------------------

Directors

     Jack Byrne advised us that he would not be standing for re-election at our next shareholders' meeting. His personal commitment to White Mountains Insurance Group and its planned acquisition of the CGU Insurance Group prohibit him from continuing on our Board. We appreciate Jack's contribution to Markel and know his advice will still be available.

     At our last Board meeting, Doug Eby joined the Board. Doug is President of Robert E. Torray & Co., an independent investment firm with over $6 billion under management. Doug has been an investment manager for over 15 years and is very active as a volunteer in his community. The Torray organization is also our largest outside shareholder. We know Doug will make a valuable contribution to our Company.

Markel Associates

     With the addition of Markel International and our continued growth in North America, we have over 1,500 associates in the Company. Our success has always been our ability to build a team of people with the shared values of The Markel Style. Markel enjoys a strong culture and underlying value system that defines our Commitment to Success. Everyone here knows the importance of, and is committed to, producing an underwriting profit, maintaining a strong, conservatively-stated balance sheet and honest and fair accounting. Each associate has the opportunity to achieve his or her goals, yet work as part of our team. We have a respect for authority, but disdain of bureaucracy. We repeat this message endlessly inside our organization to reinforce the beliefs with our long-term associates as well as to pass the message on to our newer associates. These soft and intangible assets are what ultimately produce the hard and tangible results that we have delivered in the past, and expect in the future.

     We welcome our newest associates and look forward to our mutual success. We thank all of our associates for their hard work throughout the past year and for their Commitment to Success.

     And we thank you, our shareholders, for your support.


/s/ Alan I. Kirshner
Alan I. Kirshner
Chairman of the Board and Chief Executive Officer


/s/ Anthony F. Markel
Anthony F. Markel
President and Chief Operating Officer


/s/ Steven A. Markel
Steven A. Markel
Vice Chairman


/s/ Darrell D. Martin
Darrell D. Martin
Executive Vice President and Chief Financial Officer


[PHOTO]
From left to right: Alan I. Kirshner, Anthony F. Markel, Darrell D. Martin, Steven A. Markel

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW

Markel Corporation (the Company), an insurance holding company, writes specialty insurance products and programs for a variety of niche markets through its insurance subsidiaries. The Company believes that its specialty product focus and niche market strategy enable it to develop expertise and specialized market knowledge. The Company seeks to provide quality products and customer service so that it can be a market leader. The financial goals of the Company are to earn consistent underwriting profits and superior investment returns to build shareholder value.

Specialty Insurance
--------------------------------------------------------------------------------

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures, and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, the Company manages these risks to achieve higher financial returns. To reach its financial and operational goals, the Company must have extensive knowledge and expertise in its chosen markets. Most of the Company's risks are considered on an individual basis, and manuscript forms and tailored solutions are employed in order to respond to distinctive risk characteristics.

Acquisition
--------------------------------------------------------------------------------

On March 24, 2000, the Company became the holding company for Markel North America, Inc. and completed its acquisition of Terra Nova (Bermuda) Holdings Ltd. The Company issued approximately 1.75 million Markel common shares and contingent value rights and paid approximately $325 million in cash to Terra Nova (Bermuda) Holdings Ltd. shareholders in the transaction. Total consideration was approximately $658 million. Each former shareholder of Markel North America, Inc. received for each Markel North America, Inc. share, one common share of the Company. The Company borrowed $245 million under its $400 million revolving credit facility to fund a portion of the acquisition. In addition, $175 million of Terra Nova (Bermuda) Holdings Ltd. debt remained outstanding. The Company's results of operations reflect Terra Nova (Bermuda) Holdings Ltd. results since the acquisition date.

As a result of the acquisition, the Company realigned its operations with Terra Nova (Bermuda) Holdings Ltd. becoming the Company's international division, Markel International, and the Company's existing domestic operations becoming Markel North America. The acquisition of Markel International provides the Company with additional opportunities to grow profitably in specialty insurance markets on a worldwide basis. Markel International writes specialty property, casualty, marine and aviation insurance on a direct and reinsurance basis. Business is written worldwide with the majority coming from the United Kingdom and the United States. Markel International has a strong presence in the London Insurance Market through its wholly-owned subsidiaries, Terra Nova Insurance Company Limited (Terra Nova), and its participation through Markel Capital Limited (Markel Capital) in four Lloyd's syndicates managed by Markel Syndicate Management Limited (Markel Syndicate Management).

Since the acquisition, the Company has made significant strides in refocusing Markel International on underwriting profitability. In an effort to refocus Markel International, the Company has reduced eleven underwriting units to five; established a new management team in one location; revised underwriters' bonuses to be based on underwriting profitability excluding the consideration of investment income; reduced staff from approximately 775 to 556; formed a run-off unit to focus on discontinued lines; and centralized investment, accounting and actuarial functions. For the year ended December 31, 1999, the last full year of control by prior management, Markel International controlled gross premium volume of approximately $1 billion. As a result of the Company's aggressive focus on reunderwriting and accepting only profitable business, Markel International's full year 2000 gross premium volume dropped to $705 million and the Company anticipates 2001 gross premium volume of $600 to $650 million at Markel International.

Markets
--------------------------------------------------------------------------------

The Company competes in four distinct areas of the specialty insurance market. Markel North America competes domestically in the Excess and Surplus Lines Market (E&S Market) and the Specialty Admitted Market. Markel International competes in the London Company Market and the Lloyd's Market. See note 17 in the notes to consolidated financial statements for additional segment reporting disclosures.

The E&S Market focuses on hard-to-place risks and risks that admitted insurers specifically refuse to write. E&S eligibility allows the Company's insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than the standard admitted market. In 1999 the E&S Market represented approximately $11 billion, or 4% of the entire $306 billion property and casualty (P&C) industry.*

The Company is the fifth largest domestic E&S writer in the United States as measured by direct premium writings.* Four of the Company's underwriting units, Essex Excess and Surplus Lines, Professional/Products Liability, Brokered Excess and Surplus Lines, and Markel Southwest Underwriters, write in the E&S Market. In 2000, on a consolidated basis, the Company wrote $574 million of E&S business.

The Company also writes business in the Specialty Admitted Market. Most of these risks are unique and hard-to-place in the standard market, but for marketing and regulatory reasons, must remain with an admitted insurance company. In 1999 the Specialty Admitted Market represented $9 billion, or 3% of the entire P&C industry as measured by direct premium writings. The Specialty Admitted Market is subject to more state regulation than the E&S Market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans.

Two of the Company's underwriting units, Specialty Program Insurance and Specialty Personal and Commercial Lines, write in the Specialty Admitted Market. In 2000, on a consolidated basis, the Company wrote $137 million of specialty admitted business.

Markel International competes in the London Insurance Market, which represented approximately $21.3 billion of the international insurance market in 1999.** The London Insurance Market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the risks into the market. The London Insurance Market is also largely a subscription market, which means that

 * Annual Review of the Excess and Surplus Lines Industry, A.M. Best Company Special Report (Sept. 2000).
** The London Insurance Market, Association of British Insurers (Sept. 2000).

Markel Corporation & Subsidiaries
risks brought into the market are typically insured by more than one insurance company or Lloyd's syndicate, often due to the large amount of insurance coverage required. Because of the Company's underwriting philosophy, in the future when Markel International chooses to participate in the subscription market, it expects to do so primarily in the capacity of lead underwriter.

The London Insurance Market is approximately evenly divided between the London Company Market and the Lloyd's Market. Insurance companies based in London are included in the London Company Market. The Company participates in the London Company Market through Terra Nova. The Company wrote $81 million of London Company Market business in 2000.

The Lloyd's Market has been in existence for more than 300 years but has recently undergone significant changes. For most of its existence, capital at Lloyd's was provided by individual investors or names who subscribed annually to provide capacity or capital to one or more syndicates, which were not legal entities but only an amalgamation of the individuals participating in that syndicate. The syndicates were managed by managing agents who controlled all business decisions for the syndicates.

Following several years of downturns and faced with a need for new capital, Lloyd's began to allow corporate capital providers beginning in 1993. This source of capital has steadily grown and represented approximately 80% of total underwriting capacity in 2000.* Corporate capital providers often provide a majority or all of a syndicate's capacity and also often own or control the syndicate's managing agent. This structure now permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results.

The Lloyd's Market ranks as the world's fifth largest insurer of commercial risks and sixth largest global reinsurer.* The Company participates in the Lloyd's Market through its corporate capital provider, Markel Capital, in four Lloyd's syndicates. For the 2000 year of account, Markel Capital was the fifth largest capital provider at Lloyd's with $454 million of capacity, net of commission.* The Company wrote $277 million of Lloyd's Market business in 2000.

Prior to the Company's acquisition of Markel International, substantially all of its premium writings were United States risks. For the year ended December 31, 2000, approximately 29% of the Company's premium writings were foreign risks, of which approximately 43% related to the United Kingdom.

Competition
--------------------------------------------------------------------------------

The Company's operations compete with numerous domestic and international insurance companies and reinsurers, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or higher ratings by independent rating agencies. In all of its markets, the Company competes by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on the Company's expertise. This expertise in offering and underwriting products that are not readily available is the Company's principal means of competition. The Company's domestic operations offer over 40 major product lines. Markel International offers a diverse portfolio of over 45 insurance products. Each of these products has its own distinct competitive environment. In all of its products, the Company seeks to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

 *Rating of the Lloyd's Market, Standard and Poor's (Nov. 2000).

Few barriers exist to prevent insurers from entering the Company's segments of the P&C industry, but many of the larger P&C insurance companies have historically been unwilling to write specialty coverages. The P&C industry has for many years experienced a soft market due to what was perceived by many as excessive amounts of capital in the industry. In an attempt to utilize their capital, many insurance companies often sought to write additional premiums without regard for its ultimate profitability.

Beginning late in 1999 and continuing into 2000, signs of a market hardening, that is stricter coverage terms and higher prices, began to emerge in the United States. Markel North America's submissions and premium writings have increased substantially. In many product lines, prices are increasing for the first time in many years. The Company is optimistic that the P&C market will continue to improve but also realizes that many of the factors that created the soft market still exist. The Company is committed to maintaining its underwriting standards.

Underwriting Philosophy
--------------------------------------------------------------------------------

By focusing on market niches where it has underwriting expertise, the Company seeks to earn consistent underwriting profits. Underwriting profits are a key component of the Company's strategy. The ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk.

In 2000 the Company's combined ratio was 114%. This represented the third time in the past 15 years that the Company's combined ratio exceeded 100%. Each of the three underwriting losses was primarily the result of an acquisition taking place in that year. The 2000 underwriting loss was primarily due to underwriting losses at Markel International. When Markel International was acquired, the Company expected underwriting losses from programs that it planned to discontinue and from the continuing programs that it planned to reprice and reunderwrite.

Since the acquisition, the Company has closed four unprofitable syndicates and discontinued other unprofitable business lines. A run-off unit has been established at Markel International to aggressively manage discontinued programs and allow the business units to focus on earning underwriting profits. Markel International is expected to make steady progress towards underwriting profitability.

The following graph shows the Company's U.S. GAAP combined ratio as compared to the P&C industry for the past five years:

COMBINED RATIOS

                                    [GRAPH]

                       1996   1997    1998     1999     2000*
                       ----   ----    ----     ----     ----
Markel Corporation     100%    99%     98%     101%     114%
Industry Average       106%   102%    106%     108%     110%

* Source A.M. Best Co., Inc.
   Industry Average is estimated for 2000.

Markel Corporation & Subsidiaries

The Underwriting Units

The Company defines its four underwriting segments based on the distinct areas of the specialty insurance market in which it competes. Markel North America includes two operating segments, the E&S Market and the Specialty Admitted Market. Markel International's operating segments are the London Company Market and the Lloyd's Market.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes. These lines were discontinued because the Company believes some aspect of the product, such as risk profile or competitive environment, will not allow the Company to earn consistent underwriting profits.

MARKEL CORPORATION
2000 TOTAL GROSS PREMIUM VOLUME ($1,132 million)

                                 [GRAPH]

                   Other (Discontinued Lines)             6%
                   London Company                         7%
                   Specialty Admitted                    12%
                   Lloyd's                               24%
                   Excess and Surplus Lines              51%

Markel North America
--------------------------------------------------------------------------------

Domestically the Company has six underwriting units focused on specific niches within the E&S and Specialty Admitted Markets. Essex Excess and Surplus Lines, Professional/Products Liability, Brokered Excess and Surplus Lines and Markel Southwest Underwriters write business in the E&S Market. Specialty Program Insurance and Specialty Personal and Commercial Lines write business in the Specialty Admitted Market.

MARKEL NORTH AMERICA
2000 GROSS PREMIUM VOLUME ($711 million)

                                    [GRAPH]


               Markel Southwest Underwriters                 4%
               Specialty Personal and Commercial Lines       6%
               Specialty Program Insurance                  13%
               Brokered Excess and Surplus Lines            21%
               Professional/Products Liability              26%
               Essex Excess and Surplus Lines               30%

Excess and Surplus Lines Market

Essex Excess and Surplus Lines. The Essex Excess and Surplus Lines unit (Essex E&S unit) writes a variety of coverages focusing on light-to-medium casualty exposures for businesses such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The Essex E&S unit also writes property insurance on classes of business ranging from small, single-location risks to large, multi-state, multi-location risks. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages. In addition the Essex E&S unit offers coverages for heavier property risks on both an excess and primary basis, including earthquake, through its Essex Special Property (ESP) division. These risks are typically larger and are of a low frequency/high severity nature.

The Essex E&S unit's inland marine facility provides coverages for risks that include motor truck cargo, logging equipment, warehouseman's legal liability, builder's risk, and contractor's equipment. The ocean marine facility writes risks that include marinas, hull coverage, cargo and builder's risk for yacht manufacturers. The special transportation division focuses on physical damage coverage for all types of commercial vehicles such as trucks, buses, and high value automobiles. In addition, the special transportation division offers liability coverages for both individual cabs and fleets and a dealer contingent liability program.

Most of the Essex E&S unit's business is generated by approximately 175 professional surplus lines general agents who have limited quoting and binding authority. ESP, brokerage inland marine and ocean marine produce business on a brokerage basis through approximately 305 wholesale brokers. The Essex E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The Essex E&S unit writes the majority of its business in Essex Insurance Company (Essex). Essex is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

ESSEX EXCESS AND SURPLUS LINES
2000 GROSS PREMIUM VOLUME ($212 million)

                                    [GRAPH]

                   Other Programs                        7%
                   Property                             11%
                   Inland Marine                        11%
                   Casualty                             28%
                   Essex Special Property               43%

Markel Corporation & Subsidiaries

Professional/Products Liability. The primary focus of the Professional/Products Liability unit is tailored coverages that offer unique solutions for highly specialized professions. These include medical malpractice for physicians and allied healthcare risks, professional liability for lawyers, architects and engineers, insurance companies, agents and brokers, and management consultants. Miscellaneous errors and omissions coverage is targeted to start-up companies, small businesses and emerging technologies. Products liability insurance is also offered with a focus on new business products and technology. In addition, for-profit and not-for-profit directors and officers liability coverage and employment practices liability coverages are offered.

The Professional/Products Liability unit was one of the first to enter the emerging employment practices liability insurance (EPLI) market. EPLI provides coverage for the defense of alleged inappropriate employment practices not typically covered under traditional business coverages. This unit also provides a full menu of loss prevention programs offering consultation services to all customers which can be accessed through telephone inquiry, the internet and live seminars across the United States.

Business is written nationwide and is developed through approximately 350 wholesale brokers. The Professional/Products Liability unit writes the majority of its business in Evanston Insurance Company (EIC). EIC is admitted in Illinois and is eligible to write E&S insurance in 48 states and the District of Columbia. Admitted programs for these coverages are written in Deerfield Insurance Company.

PROFESSIONAL/PRODUCTS LIABILITY
2000 GROSS PREMIUM VOLUME ($184 million)

                                    [GRAPH]

              Architects and Engineers                        7%
              Other Programs                                 13%
              Specified Professions                          17%
              Employment Practices Liability                 18%
              Special Risks                                  20%
              Medical Malpractice and Specified Medical      25%

Brokered Excess and Surplus Lines. The Brokered E&S unit is comprised of the following divisions: primary casualty, property, excess and umbrella and environmental. The primary casualty division's areas of expertise are hard-to-place, large general liability and products liability accounts. The majority of the general liability book of business is comprised of coverages for commercial and residential contractors. The division also specializes in writing manufacturing accounts with heavy products liability exposures. Examples include sporting goods manufacturers, toy manufacturers, truck trailer manufacturers and vitamin supply manufacturers. The property division focuses on monoline property and package coverages for mercantile, industrial, habitational and builder's risk exposures. The excess and umbrella division provides coverage primarily for small commercial insureds. The environmental division offers a complete array of environmental coverages including environmental professional liability, contractors pollution liability and site-specific environmental impairment liability. In addition the Brokered E&S unit also offers a loan guarantee program. The unit operates through approximately 100 wholesale brokers and writes the majority of its business in EIC.

BROKERED EXCESS AND SURPLUS LINES
2000 GROSS PREMIUM VOLUME ($150 million)

                                    [GRAPH]

                       Other Programs                8%
                       Property                     19%
                       Excess and Umbrella          28%
                       Casualty                     45%

Markel Southwest Underwriters. On January 1, 2000, the Company acquired the renewal rights to a book of business previously produced by the Scottsdale, Arizona office of Acceptance Insurance Companies, Inc. The purchase price consisted primarily of offering employment to approximately 55 employees and assuming the office lease. In return the Company obtained the ability to quote on a book of business of approximately $100 million of which it planned to retain approximately $25 to $50 million of gross premium volume. The Company renamed the operation Markel Southwest Underwriters (MSU). After a short start-up period, the MSU unit began writing business in March 2000 and completed the year with gross premium volume of $28 million.

The products offered by MSU include coverages for light-to-medium casualty and property exposures and are similar to those offered by the Company's Essex E&S unit. MSU's products have a different geographical concentration from the Essex E&S unit and are marketed through a separate network of approximately 72 professional surplus lines general agents. The MSU unit writes the majority of its business in EIC.

Markel Corporation & Subsidiaries

Specialty Admitted Market

Specialty Program Insurance. Specialty Program Insurance focuses on providing total insurance programs for businesses engaged in similar but highly specialized activities. These activities typically do not fit the risk profiles of standard insurers which makes complete coverage difficult to obtain from a single insurer.

The Specialty Program Insurance unit is organized into four product areas which concentrate on particular markets and customer groups. The property and casualty program division writes commercial coverages for youth and recreation oriented organizations, such as children's summer camps, conference centers and youth organizations such as YM/YWCAs, Boys' and Girls' Clubs, child care centers, nursery and Montessori schools, gymnastic schools and martial arts and dance schools. This division also writes commercial coverages for social service organizations, garages, gas stations, used car dealers and moving and storage operations. The agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage and property and liability coverages for horse farms and boarding, breeding and training facilities. Liability insurance for sports organizations and accident and medical insurance for colleges, universities and private schools are sold through the sports liability, accident and medical division. The Markel Risk Solutions facility develops customized insurance products for a variety of commercial insureds.

The majority of Specialty Program Insurance business is produced by approximately 3,500 retail insurance agents. Management grants very limited underwriting authority to carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Specialty Program Insurance is underwritten by Markel Insurance Company (MIC). MIC is licensed to write P&C insurance in 50 states, including its domicile state of Illinois and the District of Columbia.

SPECIALTY PROGRAM INSURANCE
2000 GROSS PREMIUM VOLUME ($91 million)

                                    [GRAPH]

                Other Programs                              8%
                Child Care                                  8%
                Health and Fitness                          8%
                Markel Risk Solutions                       8%
                Camp and Youth Recreation                  21%
                Agriculture                                21%
                Sports Liability, Accident and Medical     26%

Specialty Personal and Commercial Lines. Specialty Personal and Commercial Lines markets and underwrites its insurance products in niche markets that are overlooked by large admitted carriers. The recreational products division concentrates on watercraft, yacht, motorcycle and property coverages. The watercraft program markets personal lines insurance coverage for personal watercraft, older boats and high performance boats; while small fishing ventures and small boat rentals are the focus of the commercial marine program. The yacht program is designed for experienced owners of moderately priced yachts. The motorcycle program's target market is mature riders of high-valued bikes. The property program provides coverage for dwellings which do not qualify for standard homeowners coverage.

Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets. The unit distributes the watercraft, yacht and property products through wholesale and retail producers. The motorcycle program is marketed directly to the consumer, using direct mail, internet and telephone promotions as well as relationships with various motorcycle manufacturers, dealers and associations. The Specialty Personal and Commercial Lines unit writes the majority of its business in Markel American Insurance Company (MAIC). MAIC is licensed to write P&C business in 46 states, including its state of domicile, Virginia, and the District of Columbia.

SPECIALTY PERSONAL AND COMMERCIAL LINES
2000 GROSS PREMIUM VOLUME ($46 million)

                                    [GRAPH]

                            Property            13%
                            Motorcycle          19%
                            Yacht               32%
                            Watercraft          36%

Markel Corporation & Subsidiaries

Markel International
--------------------------------------------------------------------------------

The Company's international division operates in two segments of the London Insurance Market. Markel International participates in the London Company Market through its London based insurance company, Terra Nova, and in the Lloyd's Market through Markel Capital's participation in four Lloyd's syndicates managed by Markel Syndicate Management.

MARKEL INTERNATIONAL
2000 GROSS PREMIUM VOLUME ($358 million)

                                    [GRAPH]

                       Non-Marine Syndicate 1239     11%
                       Motor Syndicate 1228          12%
                       Terra Nova                    23%
                       Marine Syndicate 1009         24%
                       Markel Syndicate 702          30%

The London Company Market

Terra Nova. Terra Nova's business is written internationally with approximately 55% of its writings coming from the United States. Terra Nova underwrites business on both a direct and reinsurance basis covering property, casualty, accident and health and marine risks. In addition Terra Nova writes excess and surplus lines property and automobile physical damage coverages in the United States. Coverage is also provided for crop, boiler and machinery, credit, surety, political risk exposure, theft, fidelity and crime as well as other miscellaneous lines such as contingency.

Property treaty reinsurance includes excess of loss, stop loss, aggregate excess and proportional coverage. A significant portion of Terra Nova's excess of loss catastrophe and per risk treaty business comes from the United States but is balanced by widely spread international property treaties.

Terra Nova's casualty account includes treaty reinsurance for errors and omissions, directors and officers, medical malpractice and general liability risks as well as excess and surplus lines liability coverages often written in conjunction with property risks. Professional groups covered include architects, engineers, accountants, lawyers and insurance intermediaries.

Terra Nova's marine book includes specie, cargo and protection and indemnity coverages. Terra Nova is a leading insurer of diamonds and precious stones, cash and securities, art galleries, private art collections, auction houses and fine art through its specie account.

TERRA NOVA
2000 GROSS PREMIUM VOLUME ($81 million)

                                    [GRAPH]

                            Casualty            21%
                            Property            38%
                            Marine              41%

The Lloyd's Market

Markel International participates in the Lloyd's Market through its corporate capital provider, Markel Capital. For the 2000 year of account, Markel Syndicate Management managed six syndicates and had $509 million aggregate underwriting capacity, net of commission, of which $454 million, or 89% was provided through Markel Capital. For the 2001 year of account, Markel Syndicate Management manages four syndicates with $405 million of aggregate underwriting capacity, net of commission, all of which is provided through Markel Capital.

The Markel International syndicates offer a wide range of insurance products and take an innovative, service-oriented approach to underwriting complex and unique risks. Markel International's operating syndicates are as follows:

Markel Syndicate 702. Syndicate 702 focuses on professional and financial risk coverages, including professional indemnity, directors and officers liability, legal expenses and crime. It also underwrites kidnap and ransom, commercial property and general liability coverages. The Syndicate has capacity, net of commission, of $143 million for 2001.

The Syndicate was a pioneer of the Lloyd's service company concept. Service companies operate like an insurance company, providing insureds and brokers with direct access to decision-making underwriters who understand the local market. Syndicate 702 has four branch offices in the United Kingdom, all of which offer the Syndicate's full range of products. The Syndicate has also developed the capability to use the service company concept to write international business. In addition, the Syndicate has established three branch offices in Australia which offer core professional indemnity, directors and officers and crime covers.

Markel Corporation & Subsidiaries

MARKEL SYNDICATE 702
2000 GROSS PREMIUM VOLUME ($107 million)

                                    [GRAPH]

               EPLI                                          4%
               Banks                                         5%
               Other Programs                                5%
               Property                                      8%
               Construction                                 11%
               Directors and Officers                       13%
               Miscellaneous Professional Indemnity         20%
               Standard Professional Indemnity              34%

Marine Syndicate 1009. Marine Syndicate 1009 underwrites a portfolio of primary coverages for energy, marine liability, hull, war, specie, cargo, aviation, space and property risks. In addition the Syndicate writes marine, aviation and property business on an excess of loss reinsurance basis. Syndicate 1009 is a market leader in these lines of business through its commitment to value-added service for its insureds and brokers. For 2001 Marine Syndicate 1009 has $143 million of capacity, net of commission.

The energy account includes all aspects of oil and gas activities. Coverage includes, but is not limited to, property damage, business interruption and well control. The liability account is primarily energy-related, as well as covering the traditional marine book, which includes charterers, protection and indemnity and pollution liabilities. The hull account covers physical damage to ocean-going tonnage. Also offered are building and construction insurance, as well as coverage for high-valued yachts and mortgagee's interest. The war account covers marine, aviation and political risks. Political risks provide coverage for aspects of confiscation, terrorism, war on land and elements of contract frustration. The specie account includes coverage for fine art on exhibit and in private collections, securities, bullion, precious metals, cash in transit and jewelry. The cargo account is an international transit-based book covering many types of cargo.

The aviation account covers major and regional passenger airlines, cargo airlines, fixed wing and rotary wing operators, aviation products and ground liabilities. The space account is a facultative portfolio of space-related risks including launch risks, post-separation/commissioning phase and in-orbit operations. The property account consists primarily of large, risk-managed exposures.

MARINE SYNDICATE 1009
2000 GROSS PREMIUM VOLUME ($86 million)

                                    [GRAPH]

               Hull                                          6%
               Specie                                        7%
               Aviation Products and Ground Liability        7%
               Liability                                     7%
               Other Programs                               15%
               Property                                     15%
               Aviation Hull Liability                      21%
               Energy                                       22%

Motor Syndicate 1228. Syndicate 1228 specializes in commercial and private auto insurance in the United Kingdom. Coverage is provided for fleets of all sizes. The Syndicate also provides coverage for private autos in niche markets and some traditional markets. The Syndicate's innovative approach to its business allows it to build strong relationships with a select number of intermediaries. Following the acquisition of Markel International, the Company significantly reduced writings at Syndicate 1228 and refocused the Syndicate on its profitable United Kingdom fleet and private auto business. Syndicate 1228 had gross premium volume of $43 million in 2000. For 2001 the Syndicate has $45 million of capacity, net of commission.

Non-Marine Syndicate 1239. Syndicate 1239 writes property, financial institutions, accident and health, contingency and casualty lines of business. Business is written on a direct, facultative, excess of loss and proportional treaty reinsurance basis. For 2001 the Syndicate has $75 million of capacity, net of commission.

The property account primarily consists of commercial and industrial risks. The financial institutions account includes fidelity bonds, computer crime, credit card fraud and cash-in-transit exposures. The casualty account primarily includes United Kingdom professional liability business. The accident and health account consists of medical expense, aviation, personal accident and sports personal accident coverages.

NON-MARINE SYNDICATE 1239
2000 GROSS PREMIUM VOLUME ($41 million)

                                    [GRAPH]

                    Other Programs                      7%
                    Personal Accident                  10%
                    Financial Institutions             15%
                    Professional Indemnity             28%
                    Property                           40%

Markel Corporation & Subsidiaries

Reinsurance
--------------------------------------------------------------------------------

The Company purchases reinsurance in order to reduce its liability on individual risks and to enable it to underwrite policies with higher limits.

The Company strives to minimize credit exposure to reinsurers and maintains a margin of safety through adherence to its internal reinsurance guidelines. To become a reinsurance partner of the Company, prospective companies generally must: (i) maintain an A.M. Best rating of "A" (excellent); (ii) maintain minimum capital and surplus of $100 million; and (iii) provide collateral for recoverables in excess of an individually established amount. In addition Markel North America's foreign reinsurers must provide collateral equal to 100% of recoverables (with the exception of Lloyd's syndicates). These policies are being implemented on a going-forward basis at Markel International.

The following table shows the Company's top ten reinsurers at December 31, 2000. These ten reinsurers represent 55% of the Company's $1.1 billion reinsurance recoverable.

Reinsurers                                                         A.M. Best Rating                 Reinsurance Recoverable
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (dollars in thousands)
Munich Re Group                                                        A++                                $  120,402
Equitas                                                                NR (1)                                105,508
Syndicates at Lloyd's                                                  A                                      93,371
Fairfax Financial Group                                                A                                      54,032
Swiss Re Group                                                         A++                                    46,506
Gerling Group                                                          A                                      41,672
GE Global Group                                                        A++                                    39,127
XL Group                                                               A+                                     37,987
Berkshire Hathaway Insurance Group                                     A++                                    34,225
Reliance Insurance Group                                               E (2)                                  34,183

Other reinsurers                                                                                             497,420
-----------------------------------------------------------------------------------------------------------------------------
Total reinsurance recoverable on paid and unpaid losses                                                   $1,104,433
=============================================================================================================================

(1) NR-Not Rated
(2) E-Under Regulatory Supervision

Reinsurance recoverable balances are shown before consideration of balances owed to reinsurers and any potential rights of offset, any collateral held by the Company and allowances for bad debt.

Equitas is a reinsurance company that was formed by Lloyd's to reinsure the 1992 and prior losses of Lloyd's syndicates.

On January 29, 2001, Reliance Insurance Company entered into an order of supervision with the Pennsylvania Insurance Department under which its business and operations will be monitored and reviewed by the Department. At December 31, 2000, Reliance Insurance Company and its affiliates (Reliance Insurance Group) owed the Company approximately $34.2 million in reinsurance recoverables for paid and unpaid losses. These balances were considered in the normal course of assessing the collectibility of reinsurance recoverables. The Company believes this matter will not have a material impact on its financial condition or results of operations.

Reinsurance treaties are generally subject to cancellation by the Company or the reinsurers on the anniversary date and are subject to renegotiation annually. The reinsurer remains responsible for all business produced prior to termination. Treaties also typically contain provisions concerning ceding commissions, required reports to the reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions allowing the Company to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an unapproved reinsurer under applicable state laws and regulations.

Investments
--------------------------------------------------------------------------------

The Company's business philosophy clearly recognizes the importance of both underwriting profits and superior investment returns to build shareholder value. The Company relies on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately three quarters of the Company's investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed income investments. The Company seeks to invest in companies with the potential for appreciation and hold these investments over the long term. Officers of the Company manage the investment portfolio.

Total investment returns include items which impact net income, such as net investment income and realized gains or losses from the sales of investments, as well as items which do not impact net income, such as changes in unrealized holding gains or losses. The Company does not intend to lower the quality of its investment portfolio in order to enhance or maintain yields. The Company's focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

The ultimate success of the Company's investment strategy can be analyzed from the review of total investment returns over several years. The following table presents taxable equivalent total returns before and after the effects of foreign currency movements for the past five years:

ANNUAL TAXABLE EQUIVALENT TOTAL RETURNS                                                        5 Year             10 Year
---------------------------------------                                                        Weighted           Weighted
                                                                                               Average             Average
                                                 Years Ended December 31,                       Annual             Annual
                                       1996       1997       1998        1999        2000       Return             Return
----------------------------------------------------------------------------------------------------------------------------
Equities                              26.9%      31.4%      13.3%      (10.3%)      26.4%       16.0%              16.8%
Fixed maturities                       4.8%       9.2%       7.6%        0.9%       10.5%        7.1%               7.7%
Total portfolio                        7.5%      12.8%       8.9%       (1.3%)      12.4%        8.4%               8.9%
Total portfolio, after
   foreign currency effect             7.5%      12.8%       8.9%       (1.3%)      11.6%        8.1%               8.7%
----------------------------------------------------------------------------------------------------------------------------
Ending portfolio
balance (in millions)                $1,142    $1,410      $1,483      $1,625     $3,136
============================================================================================================================

The Company's disciplined, value-oriented investment approach has generated solid investment results in 2000 and over the long term as evidenced by the above table.

Markel Corporation & Subsidiaries

The Company monitors its portfolio to ensure that credit risk does not exceed prudent levels. Standard and Poor's (S&P's) and Moody's Investors Service (Moody's) provide corporate and municipal debt ratings based on their assessment of the credit quality of an obligor with respect to a specific obligation. S&P's ratings range from "AAA" (capacity to pay interest and repay principal is extremely strong) to "D" (debt is in payment default). Securities with ratings of "BBB" or higher are referred to as investment grade securities. Debt rated "BB" and below is regarded by S&P as having predominately speculative characteristics with respect to capacity to pay interest and repay principal. Moody's ratings range from "Aaa" to "C" with ratings of "Baa" or higher considered investment grade.

The Company's fixed maturity portfolio has an average rating of "AA," with 92% rated "A" or better by at least one nationally recognized rating organization. The Company's policy is to invest in securities which are rated investment grade and to minimize its investments in fixed maturity securities that are unrated or rated below investment grade.

The following chart shows the Company's fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2000:

2000 CREDIT QUALITY OF FIXED MATURITY PORTFOLIO ($2,374 million)

                                    [GRAPH]

                              Other           1%
                              BBB             7%
                              A              16%
                              AAA/AA         76%

Shareholder Value
--------------------------------------------------------------------------------

The Company's financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, the Company assesses its effectiveness in building shareholder value through the measurement of growth in book value per share. The Company believes that growth in book value per share is the most comprehensive measure of its success because it includes all underwriting and investing results. The Company recognizes that it may be difficult to grow book value consistently each year, so it measures itself over a longer period of time. The Company has a stated objective to grow book value per share by an annual compound growth rate of 20%, measured over a five year period. For the year ended December 31, 2000, book value increased 50% primarily due to common stock and contingent value rights issued to acquire Markel International. In addition, book value increased $108.9 million in 2000 due to unrealized holding gains in the Company's equity and fixed maturity portfolios. Over the past five years, the Company has grown book value per share at a compound annual rate of 21% to $102.63 per share. Excluding the effect of common stock issued to acquire Markel International, book value per share grew at a compound annual rate of 16% over the past five years to $81.57 per share. The following graph presents the Company's book value per share for the past five years:

                                    [GRAPH]

                              BOOK VALUE PER SHARE

                 1996      1997      1998      1999      2000
                 ----      ----      ----      ----      ----
                                 $ per share

                49.16     65.18     77.02     68.59    102.63

Regulatory Environment
--------------------------------------------------------------------------------

The Company's insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. Regulation is intended for the benefit of policyholders rather than shareholders.

United States. In the United States, state regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, the licensing of insurers and their agents, the approval of forms and policies used, the nature of, and limitations on, insurers' investments, the form and content of annual statements and other reports on the financial condition of such insurers and the establishment of reserves.

The Company is also subject to state laws regulating insurance holding companies. Under these laws, insurance departments may, at any time, examine the Company, require disclosure of material transactions by the holding company, require approval of certain extraordinary transactions, such as extraordinary dividends from an insurance subsidiary to the holding company or require approval of changes in control of an insurer or an insurance holding company. Generally control for these purposes is defined as ownership or voting power of 10% or more of a company's shares.

Markel Corporation & Subsidiaries

The laws of the domicile states of the Company's insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally statutes in the domicile states of the Company's insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2000, the Company's United States insurance subsidiaries could pay up to $55.1 million during the following 12 months under the ordinary dividend regulations without prior regulatory approval.

United Kingdom and Lloyd's Regulation. With the enactment of the Financial Services and Markets Bill, the United Kingdom government authorized the Financial Services Authority (FSA) to supervise all securities, banking and insurance businesses, including Lloyd's. The FSA oversees compliance with established periodic auditing and reporting requirements, minimum solvency margins, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements.

The Company is required to seek approval from the FSA for any dividends from Terra Nova. In addition, both Markel Capital and Markel Syndicate Management are subject to regulation and supervision by the Council of Lloyd's (the Council). The Council prescribes, in respect of each business, certain minimum standards relating to management and control, solvency, risk-based capital and various other requirements.

Ratings
--------------------------------------------------------------------------------

Financial stability and strength are important purchase considerations of policyholders and insurance agents and brokers. Because an insurance premium paid today purchases coverage for losses that might not be paid for many years, the financial viability of the insurer is of critical concern. Various independent rating agencies provide information to assist buyers in their search for financially sound insurers.

A.M. Best Co., Inc. (Best) publishes Best's Insurance Reports, Property-Casualty and assigns ratings to P&C insurance companies based on quantitative criteria such as profitability, leverage and liquidity, as well as qualitative assessments such as the spread of risk, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of loss reserves and surplus and the competence, experience and integrity of management. Best's letter ratings range from "A++" (superior) to "F" (in liquidation).

S&P also provides analytical and statistical information on the solvency and liquidity of major insurance companies. S&P's financial strength ratings concern only the likelihood of timely payment of policyholder obligations and are not intended to refer to the ability of either the rated company or its parent or subsidiary to pay non-policy obligations such as debt or commercial paper. The S&P financial strength ratings range from "AAA" (extremely strong financial security) to "CC" (extremely weak financial security).

Best has assigned the Company's domestic insurance subsidiaries a group rating of "A" (excellent) with the exception of Associated International Insurance Company (AIIC) and Deerfield Insurance Company (DIC), which were acquired in the 1999 acquisition of Gryphon. AIIC and DIC are rated "A-" (excellent) by Best. In addition the Company's domestic insurance subsidiaries are rated "A-" (strong) by S&P.

Best and S&P rate the Lloyd's Market as a group and do not rate individual syndicates. Lloyd's is rated "A" (excellent) by Best and "A+" (strong) by S&P. In addition Best has assigned all of Markel International's insurance company subsidiaries a rating of "A-" (excellent) with the exception of Terra Nova (Bermuda) Insurance Company Ltd. (TNBI), an inactive company. TNBI is rated "B+" (very good) by Best. S&P rates Markel International's insurance company subsidiaries as follows:

  . Terra Nova Insurance Company Limited --  "A-" (strong)
  . Terra Nova (Bermuda) Insurance Company Ltd. --  "BBB" (good)

Associates
--------------------------------------------------------------------------------

The Company and its consolidated subsidiaries employ 1,501 persons, seven of whom are executive officers.

The Company believes that, as a service organization, its continued profitability and growth are dependent upon the talent and enthusiasm its associates bring to their jobs. The Company has structured incentive compensation plans and stock purchase plans to encourage associates to think and act like owners. Associates are offered many opportunities to become shareholders. Every associate eligible to participate in Markel North America's 401(k) plan receives a portion of the Company's contribution in Markel stock and may purchase stock with their own contributions. Stock may be acquired through a payroll deduction plan, and associates have been given the opportunity to purchase stock with interest financing partially subsidized by the Company. Under the Company's incentive compensation plans, associates may earn a meaningful bonus based on individual and Company performance. At December 31, 2000, the Company estimated that at least 62% of its associates owned common shares and that associates' ownership, including executive officers and directors, is approximately 23% of its outstanding shares. The Company believes that employee stock ownership and rewarding value-added performance aligns associates' interests with the interests of non-employee shareholders.

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1)

                                                                       ------------------------------------------------
                                                                         2000              1999                1998
                                                                       ------------------------------------------------
RESULTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
Earned premiums                                                        $   939           $   437             $   333
Net investment income                                                      154                88                  71
Total operating revenues                                                 1,094               524                 426
Net income (loss)                                                          (28)               41                  57
Comprehensive income (loss)                                                 81               (40)                 68
-----------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION (2)(3)
-----------------------------------------------------------------------------------------------------------------------
Total investments and cash                                             $ 3,136           $ 1,625             $ 1,483
Total assets                                                             5,473             2,455               1,921
Unpaid losses and loss adjustment expenses                               3,037             1,344                 934
Long-term debt                                                             573               168                  93
8.71% Capital Securities                                                   150               150                 150
Shareholders' equity                                                       752               383                 425
-----------------------------------------------------------------------------------------------------------------------

OTHER OPERATING DATA PER DILUTED SHARE (4)
-----------------------------------------------------------------------------------------------------------------------
Core operations                                                        $ (2.31)          $  8.17             $  8.10
Net realized gains (losses)                                               0.14             (0.10)               2.37
Nonrecurring items                                                        1.16                --                  --
Amortization expense                                                     (2.98)            (0.87)              (0.30)
                                                                       -------           -------             -------
Net income (loss)                                                      $ (3.99)          $  7.20             $ 10.17
-----------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
-----------------------------------------------------------------------------------------------------------------------
Common shares outstanding (in thousands)                                 7,331             5,590               5,522
Total investments and cash                                             $427.79           $290.69             $268.49
Book value                                                             $102.63           $ 68.59             $ 77.02
Growth (decline) in book value                                              50%              (11%)                18%
5-Year CAGR in book value (5)                                               21%               22%                 23%
Closing stock price                                                    $181.00           $155.00             $181.00
-----------------------------------------------------------------------------------------------------------------------

RATIO ANALYSIS
-----------------------------------------------------------------------------------------------------------------------
U.S. GAAP combined ratio                                                   114%              101%                 98%
Investment yield (6)                                                         6%                5%                  5%
Total investment return (7)                                                 12%               (2%)                 7%
Debt to total capital (Capital Securities as debt)                          49%               45%                 36%
Debt to total capital (Capital Securities as equity)(8)                     39%               24%                 14%
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

(1) Reflects the acquisitions of Gryphon Holdings Inc. (January 15, 1999) and Terra Nova (Bermuda) Holdings Ltd. (March 24, 2000) using the purchase method of accounting.

(2) The change in accounting for net unrealized gains (losses) on fixed maturities in accordance with provisions of Statement of Financial Accounting Standards No. 115 affects 1993 and subsequent years.

(3) The gross reinsurance reporting provisions of Statement of Financial Accounting Standards No. 113 affect 1992 and subsequent years.

(4) In evaluating its operating performance, the Company focuses on core underwriting and investing results (core operations) before considering net gains or losses from the sale of investments, amortization expense and any nonrecurring items. These measures do not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability.

--------------------------------------------------------------------------------------------------------
     1997        1996        1995        1994        1993       1992        1991         10-Year CAGR(5)
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
   $   333     $   307     $   285     $   243     $   193    $   153     $   152                40%
        69          51          43          29          24         27          31                36%
       419         367         344         280         235        206         223                31%
        50          47          34          19          24         26          14                --
        92          56          75         (10)         34         26          39                32%
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
   $ 1,410     $ 1,142     $   927     $   622     $   609    $   457     $   436                24%
     1,870       1,605       1,315       1,103       1,135      1,129         700                23%
       971         936         734         653         688        733         346                --
        93         115         107         101          78        101          94                --
       150          --          --          --          --         --          --                --
       357         268         213         139         151        109          83                30%
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
   $  7.43     $  6.03     $  5.15     $  3.77     $  3.31    $  3.03     $  2.63                --
      1.82        0.58        1.39        0.45        1.83       0.89        0.94                --
        --        2.05          --          --          --       1.90        0.28                --
     (0.33)      (0.36)      (0.39)      (0.89)      (0.91)     (1.18)      (1.15)               --
  --------    --------    --------    --------   ---------   ---------   --------
   $  8.92     $  8.30     $  6.15     $  3.33     $  4.23    $  4.64     $  2.70                --
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
     5,474       5,458       5,422       5,387       5,414      5,403       5,332                --
   $257.51     $209.20     $170.95     $115.45     $112.55    $ 84.64     $ 81.77                20%
   $ 65.18     $ 49.16     $ 39.37     $ 25.71     $ 27.83    $ 20.24     $ 15.59                26%
        33%         25%         53%         (8%)        38%        30%         52%               --
        26%         26%         31%         17%         25%        34%         35%               --
   $156.13     $ 90.00     $ 75.50     $ 41.50     $ 39.38    $ 31.25     $ 22.00                --
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
        99%        100%         99%         97%         97%        97%        106%               --
         5%          5%          6%          5%          5%         6%          7%               --
        11%          8%         15%         (2%)        11%         7%         16%               --
        41%         --          --          --          --         --          --                --
        16%         30%         33%         42%         34%        48%         53%               --
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

(5) CAGR--compound annual growth rate, includes the effects of common stock transactions.

(6) Investment yield reflects net investment income as a percent of average invested assets.

(7) Total investment return includes net investment income, net realized investment gains or losses and the change in market value of the investment portfolio during the period as a percent of average invested assets.

(8) The 8.71% Capital Securities contain equity-like features including the Company's option to defer interest payments for five years and a 49-year term. Due to these unique features, the Company considers the 8.71% Capital Securities as 100% equity for calculation purposes.

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                                                         December 31,
                                                                                             ----------------------------------
                                                                                                   2000                  1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
   Fixed maturities (cost of $2,322,616 in 2000 and $1,214,603 in 1999)                      $   2,374,008        $   1,177,151
   Equity securities (cost of $291,385 in 2000 and $243,145 in 1999)                               431,126              304,241
   Short-term investments (estimated fair value approximates cost)                                  80,710               14,505
--------------------------------------------------------------------------------------------------------------------------------
   TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                                                         2,885,844            1,495,897
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                          250,320              129,055
Receivables                                                                                        223,114               98,681
Accrued premium income                                                                             160,048                   --
Reinsurance recoverable on unpaid losses                                                           989,470              378,738
Reinsurance recoverable on paid losses                                                             114,963               43,131
Deferred policy acquisition costs                                                                  130,644               50,800
Prepaid reinsurance premiums                                                                       139,272               69,591
Intangible assets                                                                                  402,999               92,314
Other assets                                                                                       176,479               97,098
--------------------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                                              $   5,473,153        $   2,455,305
================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                   $   3,037,006        $   1,343,616
Unearned premiums                                                                                  701,663              276,910
Payables to insurance companies                                                                    138,242               60,706
Long-term debt (estimated fair value of $569,127 in 2000 and $163,881 in 1999)                     573,111              167,984
Other liabilities                                                                                  120,759               72,670
Company-Obligated Mandatorily Redeemable Preferred Capital Securities
   of Subsidiary Trust Holding Solely Junior Subordinated Deferrable
   Interest Debentures of Markel North America, Inc. (estimated fair value
   of $130,742 in 2000 and $124,500 in 1999)                                                       150,000              150,000
--------------------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                                             4,720,781            2,071,886
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Common stock                                                                                    325,914               25,625
   Retained earnings                                                                               302,000              342,426
   Accumulated other comprehensive income
      Net unrealized holding gains on fixed maturities and equity securities,
         net of taxes of $66,897 in 2000 and $8,276 in 1999                                        124,236               15,368
      Cumulative translation adjustments, net of taxes of $120                                         222                   --
--------------------------------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                                      752,372              383,419
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $   5,473,153        $   2,455,305
================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                                                Years Ended December 31,
                                                                                 -------------------------------------------------
                                                                                     2000               1999               1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                                                  $  938,543           $ 437,196         $ 333,267
Net investment income                                                               154,186              87,681            71,046
Net realized gains (losses) from investment sales                                     1,478                (897)           20,558
Other                                                                                   276                 341             1,130
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING REVENUES                                                       1,094,483             524,321           426,001
==================================================================================================================================

OPERATING EXPENSES
Losses and loss adjustment expenses                                                 731,531             283,630           203,336
Underwriting, acquisition and insurance expenses                                    339,089             156,703           124,841
Amortization of intangible assets                                                    23,321               5,398             2,033
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                                                       1,093,941             445,731           330,210
----------------------------------------------------------------------------------------------------------------------------------
   OPERATING INCOME                                                                     542              78,590            95,791
==================================================================================================================================
Interest expense                                                                     52,348              25,150            20,406
----------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                                                (51,806)             53,440            75,385
Income tax expense (benefit)                                                        (24,214)             12,826            18,092
----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                                             $  (27,592)          $  40,614        $   57,293
==================================================================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
   Net holding gains (losses) arising during the period                          $  109,829           $ (81,223)        $  24,112
   Less reclassification adjustments for gains (losses)
      included in net income (loss)                                                    (961)                583           (13,363)
----------------------------------------------------------------------------------------------------------------------------------
   Net unrealized gains (losses)                                                    108,868             (80,640)           10,749
Currency translation adjustments, net of taxes                                          222                  --                --
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                          109,090             (80,640)           10,749
----------------------------------------------------------------------------------------------------------------------------------
   COMPREHENSIVE INCOME (LOSS)                                                   $   81,498           $ (40,026)        $  68,042
==================================================================================================================================
NET INCOME (LOSS) PER SHARE
   Basic                                                                         $    (3.99)          $    7.27         $   10.41
   Diluted                                                                       $    (3.99)          $    7.20         $   10.17
==================================================================================================================================

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                          Accumulated
                                                                                                             Other
                                                                     Common        Common     Retained    Comprehensive
                                                                     Shares        Stock      Earnings       Income         Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Shareholders' Equity at January 1, 1998                              5,474      $ 24,660    $ 246,885     $  85,259     $ 356,804
   Net income                                                           --            --       57,293            --        57,293
   Net unrealized holding gains
      arising during the period, net of taxes                           --            --           --        10,749        10,749
----------------------------------------------------------------------------------------------------------------------------------
      Comprehensive income                                                                                                 68,042
   Issuance of common stock                                             50           755           --            --           755
   Repurchase of common stock                                           (2)           --         (300)           --          (300)
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity at December 31, 1998                            5,522        25,415      303,878        96,008       425,301
   Net income                                                           --            --       40,614            --        40,614
   Net unrealized holding losses
      arising during the period, net of taxes                           --            --           --       (80,640)      (80,640)
----------------------------------------------------------------------------------------------------------------------------------
      Comprehensive loss                                                                                                  (40,026)
   Issuance of common stock                                             81           210           --            --           210
   Repurchase of common stock                                          (13)           --       (2,066)           --        (2,066)
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity at December 31, 1999                            5,590        25,625      342,426        15,368       383,419
   Net loss                                                             --            --      (27,592)           --      (27,592)
   Net unrealized holding gains
      arising during the period, net of taxes                           --            --           --       108,868       108,868
   Cumulative translation adjustments,
      net of taxes                                                      --            --           --           222           222
----------------------------------------------------------------------------------------------------------------------------------
      Comprehensive income                                                                                                 81,498
   Issuance of common stock and other equity                         1,848       300,289           --            --       300,289
   Repurchase of common stock                                         (107)           --      (12,834)           --       (12,834)
----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY AT DECEMBER 31, 2000                            7,331      $325,914    $ 302,000     $ 124,458     $ 752,372
==================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended December 31,
                                                                                     --------------------------------------------
                                                                                         2000             1999             1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)                                                                    $    (27,592)      $   40,614     $   57,293
Adjustments to reconcile net income (loss) to net cash provided by operating activities
      Deferred income tax expense (benefit)                                               (18,101)           9,477          6,950
      Depreciation and amortization                                                        32,398           12,855          7,296
      Net realized (gains) losses from investment sales                                    (1,478)             897        (20,558)
      Decrease (increase) in receivables                                                   49,419           (2,461)         5,758
      Decrease in accrued premium income                                                  127,816               --             --
      Decrease (increase) in deferred policy acquisition costs                             17,491               66         (3,655)
      Increase (decrease) in unpaid losses and loss adjustment expenses, net               13,876          (34,238)       (15,885)
      Increase (decrease) in unearned premiums, net                                      (116,610)          (9,192)        10,610
      Increase (decrease) in payables to insurance companies                               (9,038)           8,174         (6,433)
      Increase (decrease) in current income taxes                                          21,638           (6,819)         3,084
      Other                                                                                  (606)         (18,815)        (4,516)
---------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                         89,213              558         39,944
=================================================================================================================================

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                             830,800        1,069,006        405,561
Proceeds from maturities of fixed maturities                                               73,365           52,708        127,526
Cost of fixed maturities and equity securities purchased                                 (891,638)        (945,927)      (574,310)
Net change in short-term investments                                                        6,154              298         52,630
Acquisitions of insurance companies, net of cash acquired                                (208,040)        (143,557)            --
Sales of insurance companies, net of cash sold                                             12,482           13,597          4,689
Purchase of Lloyd's capacity                                                               (5,993)              --             --
Additions to property and equipment                                                       (19,633)          (4,026)        (2,717)
Other                                                                                         892           (6,797)          (446)
---------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                (201,611)          35,302         12,933
=================================================================================================================================


FINANCING ACTIVITIES
Additions to long-term debt                                                               370,000          115,000             --
Repayments and repurchases of long-term debt                                             (128,310)         (95,288)            --
Other                                                                                      (8,027)          (5,469)           455
---------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                        233,663           14,243            455
=================================================================================================================================

Increase in cash and cash equivalents                                                     121,265           50,103         53,332
Cash and cash equivalents at beginning of year                                            129,055           78,952         25,620
---------------------------------------------------------------------------------------------------------------------------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $    250,320       $  129,055     $   78,952
=================================================================================================================================

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Corporation underwrites insurance products and programs to niche markets and operates in four distinct areas of the specialty insurance market. Through its wholly-owned subsidiary, Markel North America, Inc., Markel Corporation operates domestically in the Excess and Surplus Lines Market and the Specialty Admitted Market (Markel North America). Through its wholly-owned subsidiary, Terra Nova (Bermuda) Holdings Ltd., acquired on March 24, 2000, Markel Corporation operates in the London Company Market and Lloyd's Market (referred to in these notes to consolidated financial statements as Markel International or Terra Nova (Bermuda) Holdings Ltd.).

a) Preparation of Consolidated Financial Statements. Accounting principles generally accepted in the United States (U.S. GAAP) require management to make estimates and assumptions when preparing financial statements. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Markel Corporation and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

b) Investments. All investments are considered available-for-sale and are recorded at estimated fair value, generally based on quoted market prices. The net unrealized gains or losses on investments, net of deferred income taxes, are included in accumulated other comprehensive income in shareholders' equity. A decline in the fair value of any investment below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for the security.

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains or losses are included in earnings and are derived using the first in, first out method.

c) Cash Equivalents. The Company considers all investments with original maturities of 90 days or less when purchased to be cash equivalents.

d) Accrued Premium Income. Accrued premium income represents the difference between the estimated cumulative ultimate gross written premiums and cumulative billed premiums.

e) Deferred Policy Acquisition Costs. Costs directly related to the acquisition of insurance premiums, such as commissions to agents and brokers, are deferred and amortized over the related policy period, generally one year. If it is determined that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company does not consider anticipated investment income in determining whether a premium deficiency exists.

f) Property and Equipment. Owned property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives.

g) Intangible Assets. Policy renewal rights represent the value attributable to renewal rights for lines of businesses acquired and are amortized using the straight-line method over the estimated lives of the businesses acquired, generally over three years. The cost of purchasing Lloyd's capacity is amortized using the straight-line method over three years. Goodwill is amortized using the straight-line method, generally over 20 to 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations.

h) Revenue Recognition. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Profit-sharing commissions from reinsurers are recognized when earned, based on reserve development studies, and are netted against policy acquisition costs. Premiums ceded are netted against premiums written.

i) Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and loss adjustment expenses are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred but not reported are based on reserve development studies. The reserves recorded are estimates, and the ultimate liability may be greater than or less than the estimates; however, management believes the reserves are adequate.

j) Income Taxes. Deferred tax assets and liabilities are recorded in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company records deferred income taxes which reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases.

k) Foreign Currency Translation. For the Company's international division, the United States Dollar is the reporting currency and principal functional currency, as most of the policies written are denominated in United States Dollars. Revenues and expenses in foreign currencies are translated at the average rates of exchange. Monetary assets and liabilities are translated at the rate of exchange in effect at the close of the period. Non-monetary assets and liabilities, primarily deferred revenue and expenses, are translated at historical rates of exchange. Gains or losses resulting from foreign currency transactions are included in net income (loss). Certain other net translation adjustments are shown as a separate component of shareholders' equity.

The Company primarily manages its foreign currency risk by matching assets and liabilities in each foreign currency as closely as possible. At December 31, 2000, approximately 85% of the Company's investment portfolio and cash was denominated in United States Dollars. At that date the largest foreign currency exposure was United Kingdom Sterling.

l) Earnings Per Share. Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year.

m) Stock Compensation Plans. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation.

n) Comprehensive Income (Loss). Comprehensive income (loss) represents all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss), such as unrealized gains or losses on certain investments in debt and equity securities and foreign currency translation adjustments.

o) Reclassifications. Certain reclassifications of prior years' amounts have been made to conform with 2000 presentations.

Markel Corporation & Subsidaries

2. Investments
a) Following is a summary of investments (dollars in thousands):

                                                                           December 31, 2000
                                                        -------------------------------------------------------
                                                                          Gross         Gross       Estimated
                                                          Amortized     Unrealized    Unrealized      Fair
                                                            Cost          Gains         Losses        Value
---------------------------------------------------------------------------------------------------------------
Fixed maturities
   U.S. Treasury securities and obligations
      of U.S. government agencies                       $    406,719   $   10,467    $     (562)   $    416,624
   Obligations of states, municipalities
      and political subdivisions                             454,218       15,422        (1,065)        468,575
   Foreign governments                                       534,561       13,125           (16)        547,670
   Public utilities                                          100,560          630        (3,320)         97,870
   Convertibles and bonds with warrants                       15,460          265            (1)         15,724
   All other corporate bonds                                 811,098       21,935        (5,488)        827,545
---------------------------------------------------------------------------------------------------------------
   Total fixed maturities                                  2,322,616       61,844       (10,452)      2,374,008
Equity securities
   Banks, trusts and insurance companies                      73,442       79,286        (1,392)        151,336
   Industrial, miscellaneous and all other                   217,943       73,233       (11,386)        279,790
---------------------------------------------------------------------------------------------------------------
   Total equity securities                                   291,385      152,519       (12,778)        431,126
Short-term investments                                        80,710           --            --          80,710
---------------------------------------------------------------------------------------------------------------
   TOTAL INVESTMENTS                                    $  2,694,711   $  214,363    $  (23,230)   $  2,885,844
===============================================================================================================

                                                                           December 31, 1999
                                                        ----------------------------------------------------------
                                                                          Gross          Gross         Estimated
                                                           Amortized    Unrealized     Unrealized         Fair
                                                             Cost         Gains          Losses          Value
------------------------------------------------------------------------------------------------------------------
Fixed maturities
   U.S. Treasury securities and obligations
      of U.S. government agencies                       $    187,492   $     127     $     (4,647)   $     182,972
   Obligations of states, municipalities
      and political subdivisions                             426,497       1,147          (11,305)         416,339
   Foreign governments                                         1,665          --              (50)           1,615
   Public utilities                                           81,457          --           (5,793)          75,664
   Convertibles and bonds with warrants                       14,864         371             (534)          14,701
   All other corporate bonds                                 502,628         350          (17,118)         485,860
------------------------------------------------------------------------------------------------------------------
   Total fixed maturities                                  1,214,603       1,995          (39,447)       1,177,151
Equity securities
   Banks, trusts and insurance companies                      91,342      35,383           (6,550)         120,175
   Industrial, miscellaneous and all other                   151,171      45,032          (12,225)         183,978
   Nonredeemable preferred stock                                 632          --             (544)              88
------------------------------------------------------------------------------------------------------------------
   Total equity securities                                   243,145      80,415          (19,319)         304,241
Short-term investments                                        14,505          --               --           14,505
------------------------------------------------------------------------------------------------------------------
   TOTAL INVESTMENTS                                    $  1,472,253   $  82,410     $    (58,766)   $   1,495,897
==================================================================================================================

b) The amortized cost and estimated fair value of fixed maturities at December 31, 2000 are shown below by contractual maturity (Dollars in thousands):

                                                                                                      Estimated
                                                                           Amortized                     Fair
                                                                             Cost                       Value
---------------------------------------------------------------------------------------------------------------
Due in one year or less                                                  $    83,102               $     82,714
Due after one year through five years                                        720,665                    733,260
Due after five years through ten years                                       770,829                    795,682
Due after ten years                                                          748,020                    762,352
---------------------------------------------------------------------------------------------------------------
   TOTAL                                                                 $ 2,322,616               $  2,374,008
===============================================================================================================

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.6 years.

c) Components of net investment income are as follows (dollars in thousands):

                                                 Years Ended December 31,
                                          ------------------------------------
                                             2000         1999          1998
------------------------------------------------------------------------------
Interest
   Municipal bonds (tax-exempt)           $ 23,693     $ 21,708      $  20,169
   Taxable bonds                           111,767       54,157         42,560
   Short-term investments, including
      overnight deposits                    11,038        2,995          2,389
Dividends on equity securities              13,446       11,922          9,602
------------------------------------------------------------------------------
                                           159,944       90,782         74,720
Less investment expenses                     5,758        3,101          3,674
------------------------------------------------------------------------------
   NET INVESTMENT INCOME                  $154,186     $ 87,681      $  71,046
==============================================================================

Markel Corporation & Subsidaries

2. Investments (continued)

d) The following table presents the Company's realized gains and losses from investment sales and the change in gross unrealized gains (losses) (dollars in thousands):

                                                                               Years Ended December 31,
                                                             ---------------------------------------------------
                                                                 2000                 1999               1998
----------------------------------------------------------------------------------------------------------------
Realized gains
   Fixed maturities                                          $  12,930            $    6,586         $    6,201
   Equity securities                                            23,900                19,578             19,168
----------------------------------------------------------------------------------------------------------------
                                                                36,830                26,164             25,369
----------------------------------------------------------------------------------------------------------------
Realized losses
   Fixed maturities                                            (18,160)             (20,240)             (1,376)
   Equity securities                                           (17,192)              (6,821)             (3,435)
----------------------------------------------------------------------------------------------------------------
                                                               (35,352)             (27,061)             (4,811)
----------------------------------------------------------------------------------------------------------------
   NET REALIZED GAINS (LOSSES)
      FROM INVESTMENT SALES                                  $   1,478            $    (897)         $   20,558
================================================================================================================
Change in gross unrealized gains (losses)
   Fixed maturities                                          $  88,844            $ (67,275)         $    4,439
   Equity securities                                            78,645              (56,787)             12,099
---------------------------------------------------------------------------------------------------------------
   NET INCREASE (DECREASE)                                   $ 167,489            $(124,062)         $   16,538
===============================================================================================================

e) The Company's domestic insurance companies had securities with a carrying value of $39.1 million and $41.7 million on deposit with state regulatory authorities at December 31, 2000 and 1999, respectively.

Securities with a carrying value of $148.9 million at December 31, 2000 were held in trust for the benefit of Markel International's United States cedents and to facilitate Markel International's accreditation as an alien reinsurer by certain states.

Securities with a carrying value of $22.2 million at December 31, 2000 were held in trust for the benefit of Markel International's United States surplus lines policyholders.

Securities with a carrying value of $50.2 million at December 31, 2000 were held in trust for the benefit of Markel International's Canadian cedents.

The Company had contingent liabilities regarding irrevocable undrawn letters of credit supporting certain reinsurance business written by Markel International in the United States of $96.0 million at December 31, 2000. The Company had deposited securities with a carrying value of $105.6 million at December 31, 2000, as collateral against these amounts.

The Company had contingent liabilities regarding irrevocable undrawn letters of credit of $200.3 million supporting its underwriting activities at Lloyd's at December 31, 2000. The Company had deposited securities with a carrying value of $208.0 million at December 31, 2000 as collateral to support this commitment. In addition the Company had deposited $94.1 million of securities with Lloyd's to support its underwriting activities. Securities with a carrying value of $303.2 million at December 31, 2000 were held in trust for the benefit of the syndicates' policyholders.

f) At December 31, 2000, there were no investments in any one issuer other than United Kingdom Treasury securities that exceeded 10% of shareholders' equity. United Kingdom Treasury securities had an estimated fair value of $198.1 million at December 31, 2000.

3. Receivables

Following are the components of receivables (dollars in thousands):

                                                                December 31,
                                                          ----------------------
                                                            2000           1999
--------------------------------------------------------------------------------
Agents' balances and premiums in course of collection     $209,135       $84,794
Less allowance for doubtful receivables                      5,653         3,283
--------------------------------------------------------------------------------
                                                           203,482        81,511
Other                                                       19,632        17,170
--------------------------------------------------------------------------------
   RECEIVABLES                                            $223,114       $98,681
================================================================================

4. Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

                                                                         Years Ended December 31,
                                                               ------------------------------------------
                                                                 2000            1999              1998
---------------------------------------------------------------------------------------------------------
Balance, beginning of year                                     $ 50,800       $  40,471         $  36,816
Policy acquisition costs of acquired companies                   97,335          10,395                --
Policy acquisition costs deferred                               193,920         104,861            85,041
Amortization charged to expense                                (211,411)       (104,927)          (81,386)
---------------------------------------------------------------------------------------------------------
   DEFERRED POLICY ACQUISITION COSTS                           $130,644      $   50,800         $  40,471
=========================================================================================================

The following reflects the components of underwriting, acquisition and insurance expenses (dollars in thousands):

                                                                   Years Ended December 31,
                                                             ----------------------------------
                                                               2000         1999         1998
-----------------------------------------------------------------------------------------------
Amortization of policy acquisition costs                     $211,411     $104,927     $81,386
Other operating expenses                                      127,678       51,776      43,455
----------------------------------------------------------------------------------------------
   UNDERWRITING, ACQUISITION AND
      INSURANCE EXPENSES                                     $339,089     $156,703    $124,841
==============================================================================================

5. Property and Equipment

Following are the components of property and equipment which are included in other assets on the consolidated balance sheets (dollars in thousands):

                                                              December 31,
                                                       ------------------------
                                                         2000             1999
-------------------------------------------------------------------------------
Leasehold improvements                                 $16,253          $ 3,010
Furniture and equipment                                 37,475           31,699
Other                                                    2,606               96
-------------------------------------------------------------------------------
                                                        56,334           34,805
Less accumulated depreciation and amortization          27,521           24,894
-------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT                              $28,813          $ 9,911
===============================================================================

Depreciation and amortization expense of property and equipment was $7.5 million, $4.0 million and $4.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Markel Corporation & Subsidaries

5. Property and Equipment (continued)

The Company does not own any material properties as it leases substantially all of its facilities.

Total rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $9.5 million, $5.8 million and $4.9 million, respectively.

The Company has facilities and furniture and equipment under operating leases with remaining terms up to approximately ten years.

Minimum annual rental commitments for noncancelable operating leases at December 31, 2000 are as follows (dollars in thousands):

Years Ending December 31,
--------------------------------------------------------------------------------
   2001                               $11,327
   2002                                 9,338
   2003                                 8,980
   2004                                 8,848
   2005                                 8,890
   2006 and thereafter                 35,878
--------------------------------------------------------------------------------
   TOTAL                              $83,261
================================================================================

6. Intangible Assets

Following are the components of intangible assets (dollars in thousands):

                                                             December 31,
                                                     ---------------------------
                                                        2000               1999
--------------------------------------------------------------------------------
Goodwill                                             $376,479            $89,864
Lloyd's capacity costs                                 25,159                 --
Policy renewal rights                                   1,361              2,450
--------------------------------------------------------------------------------
   INTANGIBLE ASSETS                                 $402,999            $92,314
================================================================================

Accumulated amortization related to intangible assets was $37.3 million and $27.0 million at December 31, 2000 and 1999, respectively.

7. Income Taxes

================================================================================
Income (loss) before income taxes consisted of the following (dollars in thousands):

                                                  Years Ended December 31,
                                          --------------------------------------
                                            2000         1999             1998
--------------------------------------------------------------------------------
Domestic                                 $ 14,851       $53,440         $ 75,385
Foreign                                   (66,657)           --               --
--------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES     $(51,806)      $53,440         $ 75,385
================================================================================

Income tax expense (benefit) consisted of the following (dollars in thousands):

                                                    Years Ended December 31,
                                              ---------------------------------
                                                 2000        1999         1998
--------------------------------------------------------------------------------
Current
   Federal-domestic operations                $ (5,550)   $ 3,349       $11,142
   Federal-foreign operations                      360         --            --
   Foreign-foreign operations                     (923)        --            --
--------------------------------------------------------------------------------
   Total current tax expense (benefit)          (6,113)     3,349        11,142
--------------------------------------------------------------------------------
Deferred
   Federal-domestic operations                  (4,566)     9,477         6,950
   Federal-foreign operations                   12,957         --            --
   Foreign-foreign operations                  (26,492)        --            --
--------------------------------------------------------------------------------
   Total deferred tax expense (benefit)        (18,101)     9,477         6,950
--------------------------------------------------------------------------------
   INCOME TAX EXPENSE (BENEFIT)               $(24,214)   $12,826       $18,092
================================================================================

In general the Company is not subject to state income taxation.

The Company received net income tax refunds of $6.7 million in 2000 and made net income tax payments of $13.3 million in 1999 and $8.1 million in 1998. Current income taxes recoverable were $7.3 million at December 31, 2000 and $6.7 million at December 31, 1999.

Reconciliations of the United States corporate income tax rate and the effective tax rate on income (loss) before income taxes are as follows:

                                                                  Years Ended December 31,
                                                        ----------------------------------------
                                                        2000             1999               1998
------------------------------------------------------------------------------------------------
United States corporate tax rate                        (35)%             35%               35%
Tax-exempt investment income                            (16)             (15)               (9)
Amortization of intangible assets                        13                3                 1
Unbenefitted net operating losses-foreign                 7               --                --
Differences between financial reporting and
   tax bases of assets acquired                         (16)              --                (3)
Other                                                    --                1                --
------------------------------------------------------------------------------------------------
   EFFECTIVE TAX RATE                                   (47)%             24%               24%
================================================================================================

Markel Corporation & Subsidaries

7.   Income Taxes (continued)

The components of net deferred tax assets are as follows (dollars in thousands):

                                                                                         December 31,
                                                                                 ---------------------------
                                                                                   2000               1999
------------------------------------------------------------------------------------------------------------
Assets
   Income reported in different periods for
      financial reporting and tax purposes                                       $ 20,559            $15,117
   Unpaid losses and loss adjustment expenses,
      nondeductible portion for income tax purposes                                85,929             59,255
   Unearned premiums, adjustment for income tax purposes                           23,478             14,512
   Net operating loss carryforwards                                                75,539                 --
   Other                                                                            3,646                723
------------------------------------------------------------------------------------------------------------
   Total gross deferred tax assets                                                209,151             89,607
   Less valuation allowance                                                        45,833                 --
------------------------------------------------------------------------------------------------------------
   Total gross deferred tax assets, net of allowance                              163,318             89,607
------------------------------------------------------------------------------------------------------------
Liabilities
   Deferred policy acquisition costs                                               26,716             17,780
   Investments, net unrealized gains                                               66,897              8,276
   Differences between financial reporting and
      tax bases of assets acquired                                                 30,170             14,000
   Other                                                                           14,996              1,298
------------------------------------------------------------------------------------------------------------
   Total gross deferred tax liabilities                                           138,779             41,354
------------------------------------------------------------------------------------------------------------
   NET DEFERRED TAX ASSET                                                        $ 24,539            $48,253
============================================================================================================

The net deferred tax asset at December 31, 2000 and December 31, 1999 is included in other assets on the consolidated balance sheets.

At the date of acquisition, the Company established a $45.8 million valuation allowance substantially all of which related to pre-acquisition losses at Markel Capital Limited, a wholly-owned subsidiary of Markel International. A valuation allowance was considered necessary due to the uncertainty of realizing a future tax benefit on these losses. For federal income tax purposes, Markel Capital's net operating loss as of the acquisition date of $216 million can be carried forward indefinitely to offset its future income. Any future benefit resulting from the reduction of the valuation allowance will reduce goodwill related to the acquisition.

The Company will realize $114.9 million of the gross deferred tax assets existing at December 31, 2000 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. The Company expects its foreign subsidiaries to generate future taxable income, excluding the effect of future originating temporary differences, to realize the remaining $48.4 million of the gross deferred tax assets, net of the valuation allowance.

Provisions for United States income taxes on undistributed earnings of foreign subsidiaries are made only on those amounts in excess of the funds that are considered to be permanently reinvested. Pre-acquisition earnings of foreign subsidiaries are considered permanently reinvested and no provision for United States income taxes has been provided. If these pre-acquisition earnings were not considered permanently reinvested, an additional deferred income tax liability of approximately $82 million would have been provided.

The Company's federal tax years through December 31, 1996 are closed to examination. The Internal Revenue Service is currently examining the Company's federal income tax return for the 1997 tax year. Management believes that the outcome of the audit will not have a material impact on the Company's financial condition or results of operations.

8. Unpaid Losses And Loss Adjustment Expenses

a) The following table sets forth a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses (dollars in thousands):

                                                                      Years Ended December 31,
                                                            -----------------------------------------------
                                                             2000                1999              1998
-----------------------------------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT
      EXPENSES, BEGINNING OF YEAR                          $  964,878          $ 735,542        $ 745,752
      Commutations and other                                      356              1,636             (798)
      Reserves for losses and loss adjustment
        expenses of acquired insurance companies            1,062,717            258,472               --
-----------------------------------------------------------------------------------------------------------
RESTATED NET RESERVES FOR LOSSES
      AND LOSS ADJUSTMENT EXPENSES,
      BEGINNING OF YEAR                                     2,027,951            995,650          744,954

Incurred losses and loss adjustment expenses
      Current year                                            719,049            322,122          240,732
      Prior years                                              12,482            (38,492)         (37,396)
-----------------------------------------------------------------------------------------------------------
TOTAL INCURRED LOSSES AND
      LOSS ADJUSTMENT EXPENSES                                731,531            283,630          203,336
-----------------------------------------------------------------------------------------------------------
Payments
      Current year                                            185,395             65,723           51,695
      Prior years                                             550,345            248,679          161,053
-----------------------------------------------------------------------------------------------------------
TOTAL PAYMENTS                                                735,740            314,402          212,748
-----------------------------------------------------------------------------------------------------------
Foreign exchange adjustment                                   (25,844)                --               --
Reinsurance to close Lloyd's syndicates                        49,638                 --               --
-----------------------------------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS
      ADJUSTMENT EXPENSES, END OF YEAR                      2,047,536            964,878          735,542
-----------------------------------------------------------------------------------------------------------
Reinsurance recoverable on unpaid losses                      989,470            378,738          198,288
-----------------------------------------------------------------------------------------------------------
GROSS RESERVES FOR LOSSES AND LOSS
      ADJUSTMENT EXPENSES, END OF YEAR                    $ 3,037,006        $ 1,343,616        $ 933,830
===========================================================================================================

The provision for prior years increased in 2000 and decreased in 1999 and 1998. The increase in 2000 was due to development at Markel International and reserve strengthening on Gryphon discontinued lines of approximately $47.5 million. Inherent in the Company's reserving practices is the desire to establish reserves that are more likely redundant than deficient. Furthermore, the Company's philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums.

Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have become increasingly subject to changes in social and legal trends. In recent years, these trends have expanded the liability of insureds, established new liabilities and reinterpreted contracts to provide unanticipated coverage long after the related policies were written. Such changes from past experience significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses.

Management recognizes the higher variability associated with certain exposures and books of business and considers this factor when establishing loss reserves. Management currently believes the Company's gross

Markel Corporation & Subsidiaries

8. Unpaid Losses And Loss Adjustment Expenses (continued)

and net reserves, including the reserves for environmental and asbestos exposures, are adequate. Due to development at Markel International, 2000 was the first time in the past fourteen years that the Company has shown a cumulative deficiency.

The net reserves for losses and loss adjustment expenses maintained by the Company's domestic insurance subsidiaries are equal under both statutory accounting principles and U.S. GAAP. However, certain reserves for claim handling expenses are maintained by the Company's underwriting management subsidiaries, in accordance with the contractual obligations of these subsidiaries. As a result, the consolidated net reserves for losses and loss adjustment expenses will be different from the aggregate statutory net reserves for losses and loss adjustment expenses.

b) All of the Company's exposure to environmental and asbestos (E&A) claims resulted from policies written by Shand/Evanston, Lincoln Insurance Company, Gryphon and Terra Nova Insurance Company Limited (Terra Nova), a wholly-owned subsidiary of Markel International, before their acquisitions by the Company. The Company's exposure to E&A claims originated from umbrella, excess, commercial general liability (CGL) insurance and reinsurance assumed that was written on an occurrence basis from the 1970s to mid-1980s. Exposure also originated from claims-made policies written by Shand/Evanston that were designed to cover environmental risks (EIL policies) provided that all other terms and conditions of the policy were met.

E&A claims include property damage and clean-up costs related to pollution, as well as personal injury allegedly arising from exposure to hazardous materials. After 1986 the Company began underwriting CGL coverage with pollution exclusions, and in some lines of business the Company began using a claims-made form. These developments significantly reduced the Company's exposure to future E&A claims.

The following table provides a reconciliation of beginning and ending E&A reserves for losses and loss adjustment expenses, which are a component of consolidated reserves for losses and loss adjustment expenses (dollars in thousands):

                                                                     Years Ended December 31,
                                                               ---------------------------------------
                                                                  2000          1999          1998
------------------------------------------------------------------------------------------------------
NET RESERVES FOR E&A LOSSES AND LOSS ADJUSTMENT
   EXPENSES, BEGINNING OF YEAR                                 $ 97,776       $ 82,631         $81,364
   Commutations                                                      --             --               3
   Reserves for E&A losses and loss adjustment
      expenses of acquired insurance companies                   91,420         38,913              --
-------------------------------------------------------------------------------------------------------
RESTATED NET RESERVES FOR
   E&A LOSSES AND LOSS ADJUSTMENT
   EXPENSES, BEGINNING OF YEAR                                  189,196        121,544          81,367
Incurred losses and loss adjustment expenses                     20,109          5,082          10,576
Payments                                                         15,221         28,850           9,312
-------------------------------------------------------------------------------------------------------
NET RESERVES FOR E&A LOSSES AND LOSS
   ADJUSTMENT EXPENSES, END OF YEAR                             194,084         97,776          82,631
-------------------------------------------------------------------------------------------------------
Reinsurance recoverable on unpaid losses                        131,894         70,758          11,925
-------------------------------------------------------------------------------------------------------
GROSS RESERVES FOR E&A LOSSES AND LOSS
   ADJUSTMENT EXPENSES, END OF YEAR                            $325,978       $168,534         $94,556
=======================================================================================================

The increase in 2000 net and gross E&A reserves was due to the acquisition of Markel International, while the increase in 1999 net and gross E&A reserves was due to the acquisition of Gryphon. The 2000 increase in incurred losses was due to adverse development in asbestos-related reserves at Terra Nova. At December 31, 2000, asbestos-related reserves were $203.2 million and $103.2 million on a gross and net basis, respectively. Inception to date net paid losses and loss adjustment expenses for E&A related exposures totaled $200.0 million at December 31, 2000, of which approximately $20.4 million was litigation-related expense.

The Company's reserves for losses and loss adjustment expenses related to E&A exposures represent management's best estimate of ultimate settlement values. E&A reserves are continually monitored by management, and the Company's statistical analysis of these reserves is reviewed by independent consulting actuaries. E&A exposures are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. E&A reserves could be subject to increases in the future; however, these reserves have been established in accordance with the Company's desire to have reserves of all types that are more likely redundant than deficient.
================================================================================
9. Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

                                                                                          December 31,
                                                                                   ---------------------------
                                                                                      2000            1999
--------------------------------------------------------------------------------------------------------------
Unsecured borrowings under $400 million revolving credit facility of Markel North America, Inc., at 7.9%,
   due September 30, 2003                                                          $320,000        $     --

Unsecured borrowings under $250 million revolving credit facility
   of Markel North America, Inc., at 7.0%, repaid in 2000                                --          75,000

7.25% unsecured senior notes of Markel North America, Inc., due
   November 1, 2003, interest payable semi-annually, net of
   unamortized discount of $112 in 2000 and $178 in 1999                             89,725          92,984

7.20% unsecured senior notes of Markel International Limited, due
   August 7, 2007, interest payable semi-annually, net of
   unamortized discount of $4,298 in 2000                                            70,702              --

7.00% unsecured senior notes of Markel International Limited, due
   May 8, 2008, interest payable semi-annually, net of
   unamortized discount of $7,316 in 2000                                            92,684              --
--------------------------------------------------------------------------------------------------------------
   LONG-TERM DEBT                                                                  $573,111        $167,984
==============================================================================================================

In 2000 the Company arranged a syndicated revolving credit facility which provides up to $400 million for working capital and other general corporate purposes. The Company may select from various interest rate options for balances outstanding under the facility. The Company pays a commitment fee (.30% at December 31, 2000) on the unused portion of the facility based on the Company's senior credit rating. The facility replaced the Company's $250 million credit facility.

The 7.25% unsecured senior notes due November 1, 2003 are not redeemable or subject to any sinking fund requirements and have an effective cost of approximately 7.54%. The Company repurchased $3.3 million of its 7.25% notes in 2000 and repurchased $0.3 million of these notes in 1999.

Markel International Limited, a wholly-owned subsidiary of Terra Nova (Bermuda) Holdings Ltd., has senior notes due August 7, 2007 and May 8, 2008. These notes are guaranteed fully and unconditionally by Terra Nova (Bermuda) Holdings Ltd.

Markel Corporation & Subsidiaries

9. Long-Term Debt (continued)

The estimated fair values of the Company's long-term debt were $569.1 million and $163.9 million at December 31, 2000 and 1999, respectively, and were based on quoted market prices.

Following is a schedule of future principal payments due on long-term debt as of December 31, 2000 (dollars in thousands):

Years Ending December 31,
--------------------------------------------------------------------------------
   2001                                                         $      --
   2002                                                                --
   2003                                                           409,725
   2004                                                                --
   2005                                                                --
   2006 and thereafter                                            163,386
--------------------------------------------------------------------------------
   TOTAL                                                        $ 573,111
================================================================================

See note 22 regarding the use of the net proceeds from the common stock offering completed February 2001.

The Company paid $38.1 million, $11.9 million and $7.3 million in interest during the years ended December 31, 2000, 1999 and 1998, respectively.

================================================================================

10. Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities)

On January 8, 1997, Markel North America, Inc. (formerly Markel Corporation) arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by Markel North America, Inc. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of Markel North America, Inc.'s 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. Markel North America, Inc. has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by Markel North America, Inc. on or after January 1, 2007. Taken together, Markel North America, Inc.'s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by Markel North America, Inc. provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. Markel North America, Inc. paid $13.1 million, $13.1 million and $19.6 million in interest on the 8.71% Capital Securities during the years ended December 31, 2000, 1999 and 1998, respectively. The estimated fair values of Markel North America, Inc.'s 8.71% Capital Securities were $130.7 million and $124.5 million at December 31, 2000 and 1999, respectively, and were based on quoted market prices.

================================================================================

11. Shareholders' Equity

a) At December 31, 2000, the Company had 50,000,000 shares of no par value common stock authorized of which 7,330,918 shares were outstanding. Also, the Company is authorized to issue up to 10,000,000 shares of no par value preferred stock in one or more series and to fix the powers, designations, preferences and rights of each series.

At December 31, 1999, the Company's predecessor, Markel North America, Inc. (formerly Markel Corporation) had 15,000,000 shares of no par value common stock authorized of which 5,590,118 shares were outstanding. Also at December 31, 1999, Markel North America, Inc. was authorized to issue up to 2,069,200 shares of $1.00 par value preferred stock in one or more series and to fix the powers, designations, preferences and rights of each series.

As part of the acquisition of Markel International in 2000, the Company issued 1,751,766 shares of common stock and an equal number of contingent value rights
(CVRs) to shareholders of Markel International (see note 18). At December 31, 2000, the CVRs were included in common stock at a fair value of $5.3 million.

b) Net income (loss) per share is determined by dividing net income (loss) by the applicable shares outstanding (in thousands):

                                                                       Years Ended December 31,
                                                           ---------------------------------------------------
                                                              2000              1999               1998
--------------------------------------------------------------------------------------------------------------
Net income (loss) as reported                              $ (27,592)         $40,614             $57,293
==============================================================================================================
Average basic common shares outstanding                        6,920            5,585               5,506
Dilutive potential common shares                                  --               53                 130
--------------------------------------------------------------------------------------------------------------
   Average diluted shares outstanding                          6,920            5,638               5,636
==============================================================================================================

Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options, restricted stock and contingent value rights.

The average diluted shares outstanding at December 31, 2000 excluded 415,279 dilutive potential shares. These shares were excluded due to their antidilutive effect as a result of the Company's net loss during 2000.

c) The Company has an employee stock purchase and loan plan which provides a method for employees to purchase shares of the Company's common stock in the open market through payroll deductions. The plan encourages share ownership by providing a ten percent share bonus based on the net increase in the number of shares of common stock purchased through the plan by an employee or director in a given year. The Company also provides subsidized unsecured loans to encourage share ownership and provides a five percent share bonus on shares purchased with a Company loan. Following the Markel International acquisition, the Company authorized 100,000 shares for purchase under this plan, of which 96,821 shares were available for purchase at December 31, 2000. At December 31, 2000 and 1999, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $11.1 million and $12.5 million, respectively.

d) The Company has three stock option or stock award plans for employees and directors; the 1986 Stock Option Plan (1986 Plan), which expired on November 3, 1996, the 1993 Incentive Stock Plan (1993 Plan) and the 2000 Octavian Stock Option Plan (Octavian Plan).

At December 31, 2000, there were 36,140 shares reserved for issuance under the 1986 Plan related to options granted before the expiration of the plan. The 1986 Plan is administered by the Compensation Committee of the Company's Board of Directors. Options were granted at prices not less than the market prices on the date of grant. Options expire ten years from the date of grant.

The 1993 Plan provides for the granting of incentive stock awards, stock options or stock appreciation rights to employees of the Company. At December 31, 2000, there were 99,000 shares available to be awarded under this plan. The Compensation Committee of the Company's Board of Directors administers this plan. Options are granted at prices not less than market prices at the date of grant. Options expire ten years from the date of grant.

Markel Corporation & Subsidiaries

11. Shareholders' Equity (continued)

In connection with the acquisition of Markel International, the Company provided for the conversion of options under Markel International's Octavian Stock Option Plan into options to purchase the Company's common stock. The Octavian Plan provides for the grant of options to former and current members of management of Octavian (now Markel Syndicate Management Limited, a wholly-owned subsidiary of Markel International) based on profit commissions receivable by Markel Syndicate Management Limited for the 1997 to 2000 years of account at Lloyd's. The options have a nominal exercise price and become exercisable on the January next succeeding the date of grant, beginning January 1, 2001. However all options issued after January 1, 2002 become immediately exercisable. Options expire seven years from the date of grant. At December 31, 2000, the Company had 52,839 shares reserved for issuance and available for grant under the plan.

Stock option transactions are summarized below:


                                                                    Years Ended December 31,
                                           -----------------------------------------------------------------------
                                                         Weighted                Weighted                Weighted
                                                         Average                 Average                 Average
                                                         Exercise                Exercise                Exercise
                                                2000       Price      1999        Price       1998         Price
-------------------------------------------------------------------------------------------------------------------
Options outstanding
   at January 1                               67,079       $ 38      160,439        $31      217,279       $ 29
Granted (Octavian Plan)                        9,248          0           --         --           --         --
Exercised                                    (29,079)        26      (93,360)        26      (56,260)        23
Canceled                                      (1,860)       124           --         --         (580)        39
-------------------------------------------------------------------------------------------------------------------
Options outstanding
   at December 31                             45,388       $ 34       67,079        $38      160,439       $ 31
===================================================================================================================
Options exercisable
   at December 31                             34,140                  60,079                 139,807
Options available for grant
   at December 31                            151,839                  97,500                  97,500
===================================================================================================================

The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Options Outstanding                        Options Exercisable
                   ------------------------------------------------------  -----------------------------
                                       Weighted               Weighted                          Weighted
 Range of                              Average                Average                           Average
 Exercise            Number           Remaining               Exercise        Number            Exercise
 Prices            Outstanding     Contractual Life            Price        Exercisable          Price
--------------------------------------------------------------------------------------------------------
$ 0                   9,248             6.6 years               $ 0                --              $--
  18 to 21            3,850             0.8                      20             3,850               20
  26                  1,500             1.4                      26             1,500               26
  36 to 42           25,790             3.0                      39            25,790               39
  87                  5,000             5.8                      87             3,000               87
--------------------------------------------------------------------------------------------------------
$ 0 to 87            45,388             3.8 years               $34            34,140              $40
========================================================================================================

The pro forma impact of stock options granted after 1995 had no effect on basic or diluted net income (loss) per share.

12. Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains (losses) included in net income (loss). Other comprehensive income (loss) also includes foreign currency translation adjustments subsequent to the acquisition of Markel International in 2000. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $59.1 million, $(43.7) million and $13.0 million for 2000, 1999 and 1998, respectively. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income (loss) was $0.5 million for 2000, $(0.3) million for 1999 and $7.2 million for 1998. The related tax expense on the foreign currency translation adjustments was $0.1 million for 2000.

================================================================================

13. Reinsurance

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. The ceding of the insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement.

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2000 and 1999, the Company's top ten reinsurers represented 55% and 50%, respectively, of the reinsurance recoverable on paid and unpaid losses. At December 31, 2000, the Company's largest reinsurer, the Munich Re Group, represented 11% of the reinsurance recoverable on paid and unpaid losses.

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                        Years Ended December 31,
                         ---------------------------------------------------------------------------------
                                   2000                         1999                        1998
----------------------------------------------------------------------------------------------------------
                           Written      Earned         Written        Earned        Written      Earned
Direct                   $1,066,656   $1,050,853      $  564,749   $  567,117      $ 432,094    $ 413,752
Assumed                      65,213      177,799          27,784       25,529          4,933        5,313
Ceded                      (297,086)    (290,109)       (164,529)    (155,450)       (93,150)     (85,798)
----------------------------------------------------------------------------------------------------------
Net Premiums             $  834,783   $  938,543      $  428,004   $  437,196      $ 343,877    $ 333,267
==========================================================================================================

Incurred losses and loss adjustment expenses were net of reinsurance recoveries of $424.1 million, $102.2 million and $55.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 2000, 1999 and 1998 was approximately 19%, 6% and 2%, respectively.

Markel Corporation & Subsidiaries

13. Reinsurance (continued)

The following schedule reconciles the Company's reinsurance allowance for doubtful accounts (dollars in thousands):


                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                 2000                 1999              1998
---------------------------------------------------------------------------------------------------------------
REINSURANCE ALLOWANCE, BEGINNING OF YEAR                       $15,660             $ 4,080              $5,023
   Reinsurance allowance acquired                               46,719              13,986                  --
---------------------------------------------------------------------------------------------------------------
RESTATED REINSURANCE ALLOWANCE,
   BEGINNING OF YEAR                                            62,379              18,066               5,023
Additions
   Charged to expense                                           27,611                  --                  --
   Charged to other accounts                                     2,416                 673                  34
---------------------------------------------------------------------------------------------------------------
TOTAL REINSURANCE ALLOWANCE ADDITIONS                           30,027                 673                  34
---------------------------------------------------------------------------------------------------------------
Deductions                                                      16,208               3,079                 977
---------------------------------------------------------------------------------------------------------------
REINSURANCE ALLOWANCE, END OF YEAR                             $76,198             $15,660              $4,080
===============================================================================================================

The 2000 increase in the reinsurance allowance was primarily due to reserve strengthening for Gryphon discontinued lines and an $8.8 million increase in Markel International's reinsurance allowance.

================================================================================

14. Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court for the Southern District of New York against Terra Nova by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. The Company believes it has numerous defenses to these claims, including the defense that the alleged reinsurance agreements were not valid. The Company intends to vigorously defend this matter; however, it cannot predict the outcome at this time.

The Company has other contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company's financial condition or results of operations.

================================================================================

15. Related Party Transactions

The Company is committed to make a $25 million equity investment in White Mountains Insurance Group (White Mountains) subject to its successful acquisition of Commercial General Norwich Union's North American insurance operations. This transaction is subject to regulatory and financing requirements and is expected to close during the second quarter of 2001.

Mr. John J. Byrne is the Chairman and Chief Executive Officer of White Mountains and serves as a Director of the Company. The Company's investment in the proposed transaction is at identical terms and conditions as other equity partners.

================================================================================

16. Statutory Financial Information

a) The following table includes selected information for the Company's wholly-owned domestic insurance subsidiaries as filed with state insurance regulatory authorities (dollars in thousands):

                                                 Years Ended December 31,
                                        ---------------------------------------
                                          2000            1999          1998
-------------------------------------------------------------------------------
Net income                              $ 31,050       $ 60,938       $ 48,357
-------------------------------------------------------------------------------
Statutory capital and surplus           $433,164       $435,071       $372,872
================================================================================

The laws of the domicile states of the Company's domestic insurance subsidiaries govern the amount of dividends which may be paid to the Company. Generally statutes in the domicile states of the Company's domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2000, the Company's domestic insurance subsidiaries could pay up to $55.1 million during the following twelve months under the ordinary dividend regulations without prior regulatory approval.

In converting from statutory accounting principles to U.S. GAAP, typical adjustments include deferral of policy acquisition costs, a provision for deferred federal income taxes and the inclusion of net unrealized holding gains or losses in shareholders' equity relating to fixed maturities. The Company does not use any permitted statutory accounting practices which are different from prescribed statutory accounting practices.

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification) in order to develop a single uniform and comprehensive basis of statutory accounting. As a result the Company's domestic insurance subsidiaries will be required to report their statutory financial position and results of operations in accordance with Codification in their March 31, 2001 quarterly statutory filings, including the cumulative effect of adopting Codification as of January 1, 2001. Codification has been approved and adopted by the domicile states of the Company's domestic insurance subsidiaries. At December 31, 2000, the impact of adopting Codification would be an increase to combined domestic statutory capital and surplus of approximately $6.8 million.

b) Terra Nova files an annual audited return with the Financial Services Authority (FSA) in the United Kingdom. FSA regulations require United Kingdom insurance companies to comply with prescribed minimum solvency margins. Assets and liabilities reported within the annual FSA return are prepared subject to specified rules concerning valuation and admissibility.

The table below summarizes Terra Nova's unaudited estimated FSA Return policyholders' surplus, statutory solvency margin and net loss (dollars in thousands):

                                                                 Year Ended
                                                              December 31,2000
-------------------------------------------------------------------------------
Policyholders' surplus                                          $ 140,851
Statutory solvency margin                                         105,322
Net loss                                                          (12,751)
--------------------------------------------------------------------------------

Terra Nova's ability to pay dividends is limited by a Notice of Requirements issued by the FSA which requires Terra Nova to give 14 days advance notice to the FSA of its intention to declare and pay a dividend. In addition Terra Nova must comply with the United Kingdom Companies Act of 1985 which provides that dividends may only be paid out of distributable profits.

The ability of Terra Nova (Bermuda) Insurance Company Ltd., a wholly-owned subsidiary of Markel International, to pay dividends is subject to certain regulatory restrictions. Under the Insurance Act of 1978, amendments to it and related regulations of Bermuda (the Act), Terra Nova (Bermuda) Insurance Company Ltd. is required to file Bermuda statutory financial statements and a statutory financial return. The Act also requires Terra Nova (Bermuda) Insurance Company Ltd. to maintain certain measures of solvency and liquidity during the year.

Markel Corporation & Subsidiaries

16. Statutory Financial Information (continued)

The table below summarizes Terra Nova (Bermuda) Insurance Company Ltd.'s unaudited estimated statutory capital and surplus, minimum required statutory capital and surplus and net income (dollars in thousands):

                                                               Year Ended
                                                             December 31,2000
--------------------------------------------------------------------------------
Statutory capital and surplus                                 $  104,898
Minimum required statutory capital and surplus                   100,000
Net income                                                        14,211
================================================================================

17. Segment Reporting Disclosures

Markel North America includes the Excess and Surplus Lines and Specialty Admitted segments. Markel International includes two operating segments: the London Company Market and the Lloyd's Market.

All investing activities are included in the Investing operating segment. Discontinued programs and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for purposes of segment reporting.

The Company considers many factors, including the nature of the underwriting units' insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

Segment profit or loss for Markel North America and Markel International operating divisions is measured by underwriting profit or loss. Segment profit for the Investing operating segment is measured by net investment income and net realized gains or losses.

The Company does not allocate assets to Markel North America and Markel International operating divisions for management reporting purposes. The total investment portfolio, cash and cash equivalents are allocated to the Investing operating segment. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a) Following is a summary of segment disclosures (dollars in thousands):

                                                     Years Ended December 31,
                                         -----------------------------------------------
                                              2000              1999             1998
----------------------------------------------------------------------------------------
Segment Revenues
   Excess and Surplus Lines              $   352,250        $  286,614         $ 229,541
   Specialty Admitted                        120,568           114,567           103,726
   London Company Market                     136,291                --                --
   Lloyd's Market                            204,148                --                --
   Investing                                 155,664            86,784            91,604
   Other (Discontinued Lines)                125,286            36,015                --
----------------------------------------------------------------------------------------
   SEGMENT REVENUES                      $ 1,094,207        $  523,980         $ 424,871
========================================================================================
Segment Profit (Loss)
   Excess and Surplus Lines              $       561        $   15,836         $   6,878
   Specialty Admitted                         14,970              (890)           (1,788)
   London Company Market                     (18,732)               --                --
   Lloyd's Market                            (36,738)               --                --
   Investing                                 155,664            86,784            91,604
   Other (Discontinued Lines)                (92,138)          (18,083)               --
----------------------------------------------------------------------------------------
   SEGMENT PROFIT                        $    23,587        $   83,647         $  96,694
========================================================================================

                                                          Years Ended December 31,
                                          ----------------------------------------------------
                                               2000               1999               1998
----------------------------------------------------------------------------------------------
Segment Assets
   Investing                               $3,136,164          $1,624,952         $1,482,620
   Other                                    2,336,989             830,353            438,644
----------------------------------------------------------------------------------------------
   SEGMENT ASSETS                          $5,473,153          $2,455,305         $1,921,264
==============================================================================================
Combined Ratio
   Excess and Surplus Lines                      100%                 94%                97%
   Specialty Admitted                             88%                101%               102%
   London Company Market                         114%                  --                 --
   Lloyd's Market                                118%                  --                 --
   Other (Discontinued Lines)                    174%                150%                 --
----------------------------------------------------------------------------------------------
   COMBINED RATIO                                114%                101%                98%
==============================================================================================

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                                                        Years Ended December 31,
                                                          -------------------------------------------------------
                                                               2000                 1999                 1998
-----------------------------------------------------------------------------------------------------------------
Operating Revenues
   Segment revenues                                         $1,094,207            $ 523,980          $  424,871
   Other                                                           276                  341               1,130
-----------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING REVENUES                                 $1,094,483            $ 524,321          $  426,001
=================================================================================================================
Income (Loss) Before Income Taxes
   Segment profit                                           $   23,587            $  83,647          $  96,694
   Unallocated amounts
      Amortization expense                                     (23,321)              (5,398)            (2,033)
      Interest expense                                         (52,348)             (25,150)           (20,406)
      Other                                                        276                  341              1,130
-----------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                        $  (51,806)           $  53,440          $  75,385
=================================================================================================================

18. Acquisitions

a) On March 24, 2000, the Company became a holding company for Markel North America, Inc. and completed its acquisition of Markel International. The Company issued approximately 1.75 million Markel common shares and contingent value rights (CVRs) and paid approximately $325 million in cash to Markel International shareholders in the transaction. Total consideration was approximately $658 million, including $31.2 million of Markel International shares purchased in the open market prior to the acquisition date. Each former shareholder of Markel North America, Inc. received for each Markel North America, Inc. share, one common share of the Company. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company borrowed $245 million under its $400 million revolving credit facility to fund a portion of the acquisition. In addition $175 million of Markel International debt remained outstanding. The Company's results include Markel International's results since the date of acquisition.

Markel Corporation & Subsidiaries

18.  Acquisitions (continued)

Each CVR represents the right, on the 30th month anniversary of the acquisition, to receive in cash or Markel common stock, at the Company's option, the amount by which the average closing price of a share of Markel common stock for twenty consecutive trading days (Average Trading Value) prior to maturity is less than $185.00 per share, with a maximum amount per CVR of $45.00. If the Average Trading Value of Markel common stock is equal to or greater than $185.00 per share during the term of the CVRs, the CVRs will be automatically extinguished. The Company may redeem all, but not less than all, the CVRs at any time with 30 days notice.

The following table summarizes, on a pro forma basis, the Company's unaudited consolidated results of operations as if the acquisition of Markel International had taken place on January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangibles, increased interest expense on debt related to the acquisition, lower investment income due to cash used to fund a portion of the transaction and related income tax effects. Markel International's nonrecurring and transaction related expenses in the first quarter of 2000, prior to the acquisition by the Company, were excluded from the pro forma financial information. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place on January 1, 1999 (dollars in thousands, except per share amounts):

                                                Years Ended December 31,
                                        ----------------------------------------
                                            2000                         1999
--------------------------------------------------------------------------------
Total operating revenues               $1,253,975                   $1,226,251
Net loss                                  (66,387)                     (53,361)
--------------------------------------------------------------------------------
Net loss per share
   Basic                                $   (9.10)                   $   (7.30)
   Diluted                              $   (9.10)                   $   (7.30)
================================================================================

The following summary reconciles cash paid for the acquisition of Markel International (dollars in thousands):

Fair value of assets acquired, net of cash acquired               $  2,856,825
Fair value of liabilities assumed                                   (2,353,303)
Common stock and other equity issued                                  (295,482)
--------------------------------------------------------------------------------
   Net cash paid for acquisition                                       208,040
Cash acquired in acquisition                                           154,883
--------------------------------------------------------------------------------
   TOTAL                                                          $    362,923
================================================================================

b) On January 15, 1999, the Company acquired Gryphon Holdings Inc. and its subsidiaries (Gryphon) as the result of the completion of a public tender offer. The Company's results for the year ended December 31, 1999, include Gryphon since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Total consideration paid for Gryphon was approximately $145.7 million. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company funded the transaction with available cash of approximately $95.7 million and borrowings of approximately $50 million. In addition the Company refinanced $55.0 million of Gryphon's long-term debt.

The table below summarizes, on a pro forma basis, the Company's unaudited consolidated results of operations as if the acquisition of Gryphon had taken place as of January 1, 1998 (dollars in thousands, except per share amounts):

                                                             Year Ended
                                                          December 31, 1998
--------------------------------------------------------------------------------
Total operating revenues                                       $549,201
Net income                                                       28,489
--------------------------------------------------------------------------------
Net income per share
   Basic                                                       $   5.17
   Diluted                                                     $   5.05
================================================================================

Gryphon's results had a dilutive effect on the Company's pro forma results of operations in 1998 due to significant loss reserve strengthening at Gryphon.

================================================================================

19. Employee Benefit Plans

a) The Company maintains a defined contribution plan for its domestic employees, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The plan requires the Company to contribute, on an annual basis, 6% of each eligible participating employee's compensation plus a matching contribution of 100% of the first 2% and 50% of the next 2%, up to a maximum 3% match, of each eligible participating employee's contribution. Annual expenses relating to this plan were $3.4 million, $3.3 million and $2.9 million in 2000, 1999 and 1998, respectively.

b) The Company operates a defined benefit pension plan covering Markel International employees (Markel International Plan) over 20 years old who meet the eligibility conditions set out in the plan document. The cost of providing pensions for employees is charged to earnings over the average working life of employees according to the recommendations of qualified actuaries. Annual funding requirements are determined based on the projected unit credit cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service. Final benefits are based on the employee's years of credited service and the higher of pensionable compensation received in the calendar year preceding retirement or the best average pensionable compensation received in any three consecutive years in the ten years preceding retirement.

Mandatory employee contributions to the defined benefit plan ceased in 1988. There are no present plans to reintroduce such contributions. Employees may elect to make voluntary contributions to supplement their pension benefits when payable.

Markel Syndicate Management Limited, a wholly-owned subsidiary of Markel International, provides certain of its employees with one of two defined benefit pension plans run in conjunction with the Lloyd's Superannuation Scheme (Markel Syndicate Management Plans). The Markel Syndicate Management Plans are similar in operation to the Markel International Plan though the benefit structure differs.

Markel Corporation & Subsidiaries

19.  Employee Benefit Plans (continued)

Markel Syndicate Management also provides a defined contribution plan for nominated employees and directors. The annual contribution rate for employees is 15% of annual pensionable salary and, for directors and certain senior underwriters, is 25% of annual pensionable salary.

The Company provides other defined contribution plans for certain Markel International employees not covered by the Markel Syndicate Management Plans. These plans are in line with local market terms and conditions of employment. The total cost of all Markel International defined contribution plans for the year ended December 31, 2000 was $2.1 million.

The following table sets out the funded status of all defined benefit plans and the amounts recognized in the accompanying consolidated balance sheet of the Company (dollars in thousands):

                                                                Year Ended
                                                             December 31, 2000
--------------------------------------------------------------------------------
Components of net periodic benefit cost
   Service cost                                                  $  2,380
   Interest cost                                                    2,575
   Expected return on plan assets                                  (4,513)
--------------------------------------------------------------------------------
      NET PERIODIC BENEFIT COST                                  $    442
================================================================================
Change in benefit obligation
   Benefit obligation at acquisition date                        $ 47,531
   Service cost                                                     2,380
   Interest cost                                                    2,575
   Benefits paid                                                   (4,158)
   Actuarial gain                                                  (1,454)
--------------------------------------------------------------------------------
      BENEFIT OBLIGATION AT END OF YEAR                          $ 46,874
================================================================================
Change in plan assets
   Fair value of plan assets at acquisition date                 $ 67,578
   Actual loss on plan assets                                      (6,423)
   Employer contribution                                            1,560
   Benefits paid                                                   (4,158)
--------------------------------------------------------------------------------
      FAIR VALUE OF PLAN ASSETS AT END OF YEAR                   $ 58,557
================================================================================
Funded status of the plan
   Plan assets in excess of benefit obligation                   $ 11,683
   Unrecognized net actuarial loss                                  8,205
--------------------------------------------------------------------------------
      NET PENSION ASSET                                          $ 19,888
================================================================================
Weighted-average assumptions as of December 31, 2000
   Discount rate                                                     6.3%
   Expected return on plan assets                                    8.0%
   Rate of compensation increase                                     5.0%
================================================================================

20. Markel Corporation (Parent Company Only) Financial Information

On March 24, 2000, Markel Holdings, Inc. (Markel Holdings) became the holding company for Markel North America, Inc. (formerly Markel Corporation) and completed its acquisition of Terra Nova (Bermuda) Holdings Ltd. (Markel International). Markel Holdings was formed to consummate the acquisition of Markel International. After the acquisition, Markel Holdings changed its name to Markel Corporation.

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation (formerly Markel Holdings) subsequent to March 24, 2000, and Markel North America, Inc. (formerly Markel Corporation) prior to that date.

CONDENSED BALANCE SHEETS

                                                                                          December 31,
                                                                                 ----------------------------
                                                                                      2000           1999
-------------------------------------------------------------------------------------------------------------
                                                                                    (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
   Fixed maturities (cost of $37,041 in 1999)                                    $        --        $ 36,246
   Equity securities (cost of $54,011 in 1999)                                            --          55,822
   Short-term investments (estimated fair value approximates cost)                        --          28,053
--------------------------------------------------------------------------------------------------------------
   TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                                                  --         120,121
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                 --             853
Investments in consolidated subsidiaries                                           1,091,741         549,432
Notes receivable due from subsidiaries                                                    --          38,864
Other assets                                                                              --          30,289
--------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                                  $ 1,091,741        $739,559
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current income taxes payable                                                     $        --        $    752
Deferred income taxes                                                                     --           4,906
Long-term debt                                                                       320,000         167,984
Other liabilities                                                                     19,369          27,858
8.71% Junior Subordinated Deferrable Interest Debentures                                  --         154,640
--------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                                 339,369         356,140
--------------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                        752,372         383,419
--------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 1,091,741        $739,559
==============================================================================================================

Markel Corporation & Subsidiaries

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)


                                                                                  Years Ended December 31,
                                                                 -------------------------------------------------------
                                                                      2000                   1999               1998
------------------------------------------------------------------------------------------------------------------------
                                                                                   (dollars in thousands)
REVENUES
Net investment income                                            $     2,310               $   10,390        $  12,900
Cash dividends on common stock of
   consolidated subsidiaries                                          77,184                   48,851           35,637
Net realized gains (losses) from investment sales                      2,854                   (5,767)           3,980
Other                                                                    205                      147                6
-------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                     82,553                   53,621           52,523
=========================================================================================================================

EXPENSES
Interest                                                              25,968                   23,845           20,167
Other                                                                     --                    1,124            1,001
-------------------------------------------------------------------------------------------------------------------------
   TOTAL EXPENSES                                                     25,968                   24,969           21,168
=========================================================================================================================

   INCOME BEFORE EQUITY IN UNDISTRIBUTED
      EARNINGS OF CONSOLIDATED SUBSIDIARIES
      AND INCOME TAXES                                                56,585                   28,652           31,355
Equity in undistributed earnings of
   consolidated subsidiaries                                         (90,525)                   8,345           19,734
Income tax benefit                                                    (6,348)                  (3,617)          (6,204)
-------------------------------------------------------------------------------------------------------------------------
   NET INCOME(LOSS)                                              $   (27,592)               $  40,614        $  57,293
=========================================================================================================================

OTHER COMPREHENSIVE INCOME(LOSS)
Unrealized gains (losses) on securities, net of taxes
   Net holding gains (losses) arising
      during the period                                          $     1,195                $  (5,186)       $   2,881
   Consolidated subsidiaries' net holding
      gains (losses) arising during the period                       108,634                  (76,037)          21,231
-------------------------------------------------------------------------------------------------------------------------
                                                                     109,829                  (81,223)          24,112
-------------------------------------------------------------------------------------------------------------------------
   Less reclassification adjustments for (gains) losses
      included in net income (loss)                                   (1,855)                   3,749           (2,587)
   Less consolidated subsidiaries' reclassification
      adjustments for (gains) losses included in
      net income (loss)                                                  894                   (3,166)         (10,776)
-------------------------------------------------------------------------------------------------------------------------
                                                                        (961)                     583          (13,363)
-------------------------------------------------------------------------------------------------------------------------
Currency translation adjustments, net of taxes
   Consolidated subsidiaries' net currency
      translation adjustments                                            222                       --               --
-------------------------------------------------------------------------------------------------------------------------
                                                                         222                       --               --
-------------------------------------------------------------------------------------------------------------------------
   TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                           109,090                  (80,640)          10,749
-------------------------------------------------------------------------------------------------------------------------
   COMPREHENSIVE INCOME (LOSS)                                   $    81,498                $ (40,026)       $  68,042
=========================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                               ------------------------------------------------------
                                                                    2000                   1999              1998
---------------------------------------------------------------------------------------------------------------------
                                                                               (dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)                                              $  (27,592)              $   40,614        $  57,293
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities                          105,810                    7,448          (34,186)
---------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                       78,218                   48,062           23,107
=====================================================================================================================

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities
   and equity securities                                           33,202                   80,751           15,410
Proceeds from maturities of fixed maturities                        9,254                   16,442           82,846
Cost of fixed maturities and equity
   securities purchased                                           (10,233)                 (56,691)         (92,991)
Net change in short-term investments                               28,053                   30,673          (23,232)
Decrease (increase) in notes receivable due
   from subsidiaries                                                  --                    13,900           (4,538)
Capital contributions to subsidiaries                             (66,539)                 (14,000)              --
Acquisitions of insurance companies                              (362,923)                (145,720)              --
Sales of insurance companies                                       53,642                   21,402               --
Other                                                                 --                    (8,833)          (1,082)
---------------------------------------------------------------------------------------------------------------------
   NET CASH USED BY INVESTING ACTIVITIES                         (315,544)                 (62,076)         (23,587)
=====================================================================================================================

FINANCING ACTIVITIES
Additions to long-term debt                                       370,000                  115,000               --
Repayments and repurchases of long-term debt                     (125,500)                 (95,288)              --
Other                                                              (8,027)                  (5,469)             455
---------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                      236,473                   14,243              455
=====================================================================================================================

Increase (decrease) in cash and cash equivalents                     (853)                     229              (25)
Cash and cash equivalents at beginning of year                        853                      624              649
---------------------------------------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF YEAR                    $      --                $      853        $     624
=====================================================================================================================

At December 31, 2000, Markel Corporation maintained cash and investments of $119.9 million at its wholly-owned subsidiary, Markel North America, Inc. in order to maintain strong liquidity and meet debt obligations.

Markel Corporation & Subsidiaries

21. Derivatives

The Company enters into forward foreign exchange contracts to hedge foreign currency transactions. Gains or losses from currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in earnings. At December 31, 2000, the Company had entered into contracts with an aggregate notional amount of $45.3 million to buy United Kingdom Sterling. Contract maturities range from June 2001 to June 2002. The effect from foreign currency transactions, including hedging activities, was a gain of $4.4 million for the year ended December 31, 2000.

At December 31, 2000 and 1999, the Company held $242.0 million and $277.3 million, respectively, of corporate bonds with embedded put options.

================================================================================

22. Subsequent Event

In February 2001, the Company issued 1,288,940 shares of common stock under a shelf registration statement filed with the Securities and Exchange Commission in December 2000. The net proceeds from the common stock offering were approximately $198.5 million. The Company expects to use the net proceeds of the offering to repay or retire outstanding debt.

INDEPENDENT AUDITORS' REPORT

[LOGO OF KPMG]

The Board of Directors and Shareholders
Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
Richmond, Virginia
January 31, 2001

Markel Corporation & Subsidiaries

QUARTERLY INFORMATION

The following table presents the quarterly results of consolidated operations for 2000, 1999 and 1998 (dollars in thousands, except per share amounts):

                                                    Mar. 31             June 30        Sept. 30       Dec. 31
--------------------------------------------------------------------------------------------------------------
2000
   Operating revenues                               $148,927           $ 315,695      $ 298,219      $ 331,642
   Income (loss) before income taxes                  19,692             (23,866)       (34,377)       (13,255)
   Net income (loss)                                  14,178             (17,900)       (15,649)        (8,221)
   Comprehensive income (loss)                        14,132             (16,831)        23,786         60,411
   Net income (loss) per share
      Basic                                         $   2.47           $   (2.44)     $   (2.15)     $   (1.13)
      Diluted                                           2.44               (2.44)         (2.15)         (1.13)
   Common stock price ranges*
      High                                          $ 167.06           $  154.25      $  154.63      $  181.00
      Low                                             113.50              137.25         141.13         137.31

1999
   Operating revenues                               $138,110           $ 132,155      $ 132,622      $ 121,434
   Income before income taxes                         19,308              15,664         11,559          6,909
   Net income                                         14,674              11,905          8,784          5,251
   Comprehensive loss                                 (7,787)             (3,741)       (27,956)          (542)
   Net income per share
      Basic                                         $   2.64           $    2.13      $    1.57      $    0.94
      Diluted                                           2.61                2.10           1.55           0.93
   Common stock price ranges*
      High                                          $ 184.50           $  192.00      $  191.50      $  180.50
      Low                                             166.50              176.50         174.00         145.00

1998
   Operating revenues                               $100,083           $ 108,148      $ 105,094      $ 112,676
   Income before income taxes                         16,896              19,653         15,914         22,922
   Net income                                         12,841              14,936         12,095         17,421
   Comprehensive income                               31,874              11,764          3,151         21,253
   Net income per share
      Basic                                         $   2.34           $    2.71      $    2.20      $    3.16
      Diluted                                           2.27                2.64           2.14           3.09
   Common stock price ranges*
      High                                          $ 177.50           $  180.50      $  185.00      $  183.75
      Low                                             150.00              158.50         141.00         132.75

* On March 24, 2000, the Company acquired Markel International and became the holding company for Markel North America, Inc. (formerly Markel Corporation). Prior to March 24, 2000, the price ranges set forth are the prices for Markel North America, Inc., whose common stock traded on the NYSE under the symbol "MKL."

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
--------------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with Selected Financial Data and the Company's Consolidated Financial Statements and related notes.

On March 24, 2000, the Company completed its acquisition of Terra Nova (Bermuda) Holdings Ltd. (Markel International). As a result the Company realigned its operations with Terra Nova (Bermuda) Holdings Ltd. becoming the Company's international division, Markel International, and the Company's existing domestic operations becoming Markel North America. The acquisition was accounted for as a purchase transaction and accordingly, Markel International has been included in the Company's operating results since the date of acquisition.

Markel North America includes the Excess and Surplus Lines segment which is comprised of four underwriting units and the Specialty Admitted segment which consists of two underwriting units. The Excess and Surplus Lines segment writes property and casualty insurance for nonstandard and hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. The Specialty Admitted segment writes risks that are unique and hard-to-place in the standard market but must remain with an admitted insurance company for marketing and regulatory reasons. These underwriting units write specialty program insurance for well-defined niche markets and personal and commercial property and liability coverages.

Markel International includes two segments: the London Company Market and the Lloyd's Market. The London Company Market consists of the operations of Terra Nova Insurance Company Limited. The Lloyd's Market includes Markel Capital Limited, which is the corporate capital provider for four Lloyd's syndicates managed by Markel Syndicate Management Limited. Markel International's operating units write specialty property, casualty, marine and aviation insurance and reinsurance on a worldwide basis. The majority of Markel International's business comes from the United Kingdom and the United States.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes. Other (Discontinued Lines) consisted primarily of discontinued Markel International programs in 2000. In 1999 Other (Discontinued Lines) was comprised of Gryphon discontinued programs (acquired by the Company in January 1999).

Following is a comparison of gross premium volume by significant underwriting segment (dollars in thousands):

                                                Years Ended December 31,
                                   ------------------------------------------------
GROSS PREMIUM VOLUME                    2000                1999             1998
-----------------------------------------------------------------------------------
Excess and Surplus Lines           $  574,305             $425,774         $314,146
Specialty Admitted                    137,085              132,889          123,332
London Company Market                  80,927                   --               --
Lloyd's Market                        276,699                   --               --
Other (Discontinued Lines)             62,853               36,285               --
-----------------------------------------------------------------------------------
   TOTAL                           $1,131,869             $594,948         $437,478
===================================================================================

Markel Corporation & Subsidiaries

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                                    [GRAPH]

                                   Premiums

                                        1998       1999         2000
                                        ----       ----         ----
                                               $ in millions

gross premium volume                    $437       $595       $1,132
net premiums written                    $344       $428       $  835

In 2000 gross premium volume totaled $1.1 billion compared to $594.9 million in 1999 and $437.5 million in 1998. The increase in 2000 was attributed to the acquisition of Markel International and to growth in gross premium volume in Markel North America. Markel North America's 2000 gross premium volume increased 27% due to increased submission activity and price increases across all business units. The 1999 growth was primarily the result of the acquisition of Gryphon which added $104.1 million to the Company's gross premium volume. Gross premiums from the Company's core underwriting units, before consideration of Gryphon, increased 12% in 1999.

Excess and Surplus Lines gross premium volume increased 35% to $574.3 million in 2000 compared to $425.8 million in 1999 and $314.1 million in 1998. The 2000 growth was due to increased submission activity in most programs, rate increases and new programs. The most significant areas of growth in 2000 were in the Brokered Excess and Surplus Lines unit as well as from Markel Southwest Underwriters (MSU), which was acquired in January 2000. Premium volume for the Brokered Excess and Surplus Lines unit grew 77% to $149.9 million in 2000, and the MSU acquisition added $27.9 million of volume. Before considering volume added by the MSU acquisition, 2000 gross premiums grew 28%. In 1999 the increase was primarily due to $67.8 million of gross premium volume from Gryphon continuing programs and due to increased production in several other lines of business. Before considering volume added by the Gryphon acquisition, 1999 premiums from Excess and Surplus Lines grew 14% to $358.0 million.

Specialty Admitted gross premiums increased 3% to $137.1 million in 2000 compared to $132.9 million in 1999 and $123.3 million in 1998. The 2000 increase was due to increased production and new business in the Specialty Program Insurance unit partially offset by lower volume for the Specialty Personal and Commercial Lines unit. In the second quarter of 1999, the Specialty Personal and Commercial Lines unit assumed $7.3 million of unearned premium as part of the acquisition of a yacht program. Excluding the effect of this one-time assumption in 1999, volume for the Specialty Personal and Commercial Lines unit increased 9% in 2000. The 1999 increase was primarily due to the yacht program acquisition which added $19.3 million in gross premium partially offset by the discontinuance of certain property programs in the Specialty Personal and Commercial Lines unit and decreased production primarily due to increased competition in the Specialty Program Insurance unit.

Beginning late in 1999 and continuing into 2000, signs of a market hardening, that is stricter coverage terms and higher prices, began to emerge in the United States. Markel North America's submissions and premium writings have increased substantially. In many product lines, prices are increasing for the first time in many years. The Company is optimistic that the property and casualty market will continue to improve but also realizes that many of the factors that created this soft market still exist. Markel International's premium volume will decline as continuing programs are repriced to earn underwriting profits and discontinued lines run off. The Company anticipates that gross premium volume for Markel North America will continue to grow at a 15% to 20% rate in 2001. Markel International gross premium volume is anticipated to be between $600 million to $650 million in 2001. The Company does not intend to relax underwriting standards in order to sustain premium volume. Further premium volume may vary significantly with the Company's decision to alter its product concentration to maintain or improve underwriting profitability.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 74% in 2000 compared to 72% in 1999 and 79% in 1998. The 2000 increase in retention rate was primarily attributed to increased retention in Markel North America's core business units partially offset by Markel International's historically lower retentions. The decrease in 1999 was primarily due to lower retentions on the Gryphon California property program that was added to the Excess and Surplus Lines underwriting segment.

Total operating revenues were $1.1 billion in 2000 compared to $524.3 million in 1999 and $426.0 million in 1998. The 2000 increase was primarily due to operating revenue generated by Markel International since its acquisition on March 24, 2000. In 1999 growth in earned premiums and higher net investment income, primarily as a result of the Gryphon acquisition, more than offset the recognition of net realized losses from investment sales.

Earned premiums increased to $938.5 million in 2000 from $437.2 million in 1999 and $333.3 million in 1998. The 2000 increase was primarily due to the acquisition of Markel International. Earned premiums for Markel North America's core business units rose 18% in 2000 compared to 1999. The increase for Markel North America was primarily due to growth in Excess and Surplus Lines earned premiums due to increased gross premium volume. In 1999 the Gryphon continuing and discontinued programs contributed $31.3 million and $36.0 million of earned premiums, respectively. Before considering earned premiums added by the Gryphon acquisition, earned premiums from the Company's core underwriting units increased 11% in 1999.

Following is a comparison of earned premiums by significant underwriting segment (dollars in thousands):

                                                                          Years Ended December 31,
                                                          ---------------------------------------------------
EARNED PREMIUMS                                              2000                   1999               1998
-------------------------------------------------------------------------------------------------------------
Excess and Surplus Lines                                  $352,250               $286,614            $229,541
Specialty Admitted                                         120,568                114,567             103,726
London Company Market                                      136,291                     --                  --
Lloyd's Market                                             204,148                     --                  --
Other (Discontinued Lines)                                 125,286                 36,015                  --
-------------------------------------------------------------------------------------------------------------
   TOTAL                                                  $938,543               $437,196            $333,267
=============================================================================================================

Excess and Surplus Lines earned premiums rose in 2000 to $352.3 million and in 1999 to $286.6 million from $229.5 million in 1998. The 23% increase in earned premiums in 2000 was due to higher gross premium volume over the past several years for all Excess and Surplus Lines units and to the acquisition of MSU which added $13.8 million of earned premium in 2000. The growth in 1999 was primarily due to the addition of $31.3 million of earned premium from Gryphon continuing programs. Before considering earned premiums added by the Gryphon acquisition, higher gross premium volume over the past several years accounted for earned premium growth of 11% in 1999.

Specialty Admitted earned premiums increased 5% to $120.6 million in 2000 and increased 10% to $114.6 million in 1999 from $103.7 million in 1998. The 2000 increase was primarily due to higher production in most lines of business during the past two years partially offset by the cancellation of certain property programs beginning in late 1998. The increase in 1999 was primarily due to the acquisition of a yacht program, which contributed $11.4 million of earned premiums.

The 2000 increase in Other earned premiums was due to discontinued lines at Markel International partially offset by a decrease in earned premiums for Gryphon discontinued lines. Other earned premiums will decrease as Markel International's discontinued lines run off.

Net investment income increased 76% in 2000 to $154.2 million and 23% in 1999 to $87.7 million from $71.0 million in 1998. The 2000 increase was due to the acquisition of Markel International, which added $1.4 billion to the Company's investment portfolio in March 2000. The 1999 increase was primarily the result of the Gryphon acquisition, which added approximately $300 million to the Company's investment portfolio in January 1999. Invested assets and cash grew 93% in 2000 to $3.1 billion and 10% in 1999 to $1.6 billion from $1.5 billion in 1998.

                                    [GRAPH]

                              Investment Earnings

                                        1998       1999         2000
                                        ----       ----         ----
                                               $ in millions

net realized gains (losses)               21         (1)           2
net investment income                     71         88          154
--------------------------------------------------------------------
          Total                           92         87          156

Markel Corporation & Subsidiaries

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company recognized $1.5 million of net realized gains from investment sales in 2000 compared to $0.9 million of net realized losses in 1999 and $20.6 million of net realized gains in 1998. Over the past three years, the Company has experienced variability in its realized and unrealized investment gains and losses. The fluctuations are primarily the result of interest rate volatility which influences the market values of fixed maturity and equity investments. The Company's investment strategy seeks to maximize total investment returns over a long-term period. The Company's focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

Total operating expenses, which include losses and loss adjustment expenses, underwriting, acquisition and insurance expenses and amortization of intangible assets, were $1.1 billion in 2000 compared to $445.7 million in 1999 and $330.2 million in 1998. The 2000 increase was primarily due to the acquisition of Markel International. The 1999 increase resulted primarily from the Gryphon acquisition.

The following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                                          Years Ended December 31,
                                                               -------------------------------------------
                                                                  2000              1999             1998
----------------------------------------------------------------------------------------------------------
Gross premium volume                                           $1,131,869        $594,948         $437,478
Net premiums written                                           $  834,783        $428,004         $343,877
Net retention                                                          74%             72%              79%
Earned premiums                                                $  938,543        $437,196         $333,267
Losses and loss adjustment expenses                            $  731,531        $283,630         $203,336
Underwriting, acquisition and insurance expenses               $  339,089        $156,703         $124,841
Underwriting profit (loss)*                                    $ (132,077)        $(3,137)        $  5,090

U.S. GAAP COMBINED RATIOS**
Markel North America                                                   97%             96%              98%
Markel International                                                  116%             --               --
Other (Discontinued Lines)                                            174%            150%              --
Markel Corporation (Consolidated)                                     114%            101%              98%

* The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with U.S. GAAP (accounting principles generally accepted in the United States of America) as a measure of profitability.

** The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

The Company's 2000 underwriting loss was primarily due to underwriting losses in Markel International's continuing and discontinued programs since acquisition. In addition, $32 million of reserve strengthening on Gryphon discontinued lines contributed to the 2000 underwriting loss. Markel International's underwriting loss was the result of inadequate pricing and poor underwriting results in portions of its continuing programs. The Company is working to improve underwriting performance at Markel International and its continuing programs are anticipated to make steady progress towards underwriting profitability. Markel North America continued to produce solid underwriting profits in 2000. Reserve redundancies in the Professional/Products Liability and Specialty Program Insurance units more than offset reserve increases in Brokered Excess and Surplus Lines' New York contractors business. All Markel North America units benefited from an improved pricing environment and continued to write business at the Company's prices. In 1999 the underwriting loss was primarily due to underwriting losses on Gryphon discontinued lines partially offset by underwriting profits in Excess and Surplus Lines.

The combined ratio for Excess and Surplus Lines increased to 100% in 2000 compared to 94% in 1999 and 97% in 1998. The increase in the 2000 combined ratio was the result of lower favorable loss reserve development in 2000 compared to 1999 primarily as a result of reserve increases on Brokered Excess and Surplus Lines' New York contractors business and expenses from the start up of MSU. The 1999 improvement was due to continued favorable loss reserve development across most lines of business.

The combined ratio for Specialty Admitted decreased to 88% in 2000 compared to 101% in 1999 and 102% in 1998. The decrease in 2000 was primarily the result of favorable loss development. The 1999 improvement was due to lower overhead costs.

Other (Discontinued Lines) combined ratio increased to 174% in 2000 from 150% in 1999 due to Markel International's underwriting loss on discontinued programs and due to $32 million of reserve strengthening on Gryphon discontinued lines. Markel International's discontinued lines underwriting loss since acquisition was $52.0 million. As these unprofitable programs run off, the negative impact of Other (Discontinued Lines) should decrease. At December 31, 2000, there was $65.3 million of Other (Discontinued Lines) unearned premiums remaining on the Company's balance sheet.

Management will continue to monitor claims and reinsurance experience on Markel International pre-acquisition business and Gryphon discontinued lines. A run-off unit has been established at Markel International to aggressively manage discontinued programs and allow the business units to focus on writing profitable business. Markel International's loss reserves are believed to be adequate; however, adverse experience is possible and could result in reserve increases in the future.

Amortization of intangible assets was $23.3 million in 2000 compared to $5.4 million in 1999 and $2.0 million in 1998. The increases were due to the amortization of goodwill and other intangibles from the acquisitions of Markel International in 2000 and Gryphon in 1999.

Interest expense was $52.3 million in 2000 compared to $25.2 million in 1999 and $20.4 million in 1998. The 2000 increase was due to interest on $245 million of borrowings under the Company's $400 million revolving credit facility used to fund a portion of the Markel International acquisition. In addition, $175 million of Markel International debt remained outstanding subsequent to the acquisition. The 1999 increase was due to additional borrowings to finance a portion of the Gryphon acquisition.

The Company reported a tax benefit of 47% in 2000 compared to tax expense of 24% for both 1999 and 1998. In 2000 the Company recognized a nonrecurring benefit of $8.0 million related to the realization of tax benefits attributable to certain differences between financial reporting and tax bases of assets acquired in a prior period. This benefit was recognized when management determined that estimated tax liabilities were less than amounts previously accrued. Prior to considering this nonrecurring benefit, the Company reported a tax benefit of 31% in 2000.

In evaluating its operating performance, the Company focuses on underwriting and investing results before consideration of realized gains or losses from the sales of investments, expenses related to the amortization of intangible assets and any nonrecurring items (earnings (loss) from core operations). Although earnings (loss) from core operations does not replace operating income (loss) or net income (loss) computed in accordance with U.S. GAAP as a measure of profitability, management focuses on this performance measure because it reduces the variability in results associated with realized gains or losses and also eliminates the impact of accounting transactions which do not reflect current operating

Markel Corporation & Subsidiaries

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

costs. The Company reported a loss from core operations of $15.9 million in 2000 compared to earnings from core operations of $46.1 million in 1999 and $45.6 million in 1998. The 2000 loss was primarily due to underwriting losses at Markel International since acquisition and reserve strengthening of $32 million on Gryphon discontinued lines. The 1999 increase was primarily due to higher net investment income generated from the Gryphon investment portfolio and underwriting profits in the Company's core underwriting units, partially offset by underwriting losses in Gryphon discontinued programs.

The Company reported comprehensive income of $81.5 million in 2000 compared to a comprehensive loss of $40.0 million in 1999 and $68.0 million of comprehensive income in 1998. The increase in 2000 was due to the increased market value of the Company's investment portfolio partially offset by a net loss in 2000 compared to net income in 1999. The comprehensive loss in 1999 was due to unrealized holding losses on equity and fixed maturity securities and lower net income compared to 1998.

Claims And Reserves
--------------------------------------------------------------------------------

The Company maintains reserves for specific claims incurred and reported, reserves for claims incurred but not reported and reserves for uncollectible reinsurance. Reserves for reported claims are based primarily on case-by-case evaluations of the claims and their potential for adverse development. Reserves for reported claims consider the Company's estimate of the ultimate cost to settle the claims, including investigation and defense of lawsuits resulting from the claims, and may be subject to adjustment for differences between costs originally estimated and costs subsequently re-estimated or incurred.

U.S. GAAP requires that reserves for claims incurred but not reported be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. The Company also evaluates and adjusts reserves for uncollectible reinsurance in accordance with its collection experience and the development of the gross reserves.

Ultimate liability may be greater or less than current reserves. In the insurance industry, there is always the risk that reserves may prove inadequate. Reserves are continually monitored by the Company using new information on reported claims and a variety of statistical techniques. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. The Company does not discount its reserves for losses and loss adjustment expenses to reflect estimated present value.

The first line of the following table shows net reserves for losses and loss adjustment expenses restated for reinsurer commutations, acquisitions and other items, and is the result of adding the reserves for losses and loss adjustment expenses as originally estimated at the end of each year and all prior years to reserves reassumed through commutations and other activities, including acquisitions, completed in recent years.

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example the 1995 liability for losses and loss adjustment expenses at the end of 1995 for 1995 and all prior years, adjusted for commutations, acquisitions and other, was originally estimated to be $1.1 billion. Five years later, as of December 31, 2000, this amount was re-estimated to be $989.0 million, of which $495.6 million had been paid, leaving a reserve of $493.4 million for losses and loss adjustment expenses for 1995 and prior years remaining unpaid as of December 31, 2000.

The following table represents the development of the Company's balance sheet reserves for the period 1990 through 2000 (in thousands):


                                      1990      1991       1992      1993          1994         1995
----------------------------------------------------------------------------------------------------------
Net reserves restated
for commutations,
acquisitions and other             $ 784,968   846,603    877,007   928,368     1,011,561    1,115,082
----------------------------------------------------------------------------------------------------------
Paid (cumulative)
as of:
One year later                        52,545    83,720     95,084   151,413       135,947      124,467
Two years later                      107,209   156,256    217,180   253,418       219,133      227,640
Three years later                    160,808   253,424    297,034   307,831       286,926      305,217
Four years later                     242,670   318,298    331,709   353,325       337,712      399,714
Five years later                     297,914   346,009    361,214   387,224       403,727      495,565
Six years later                      320,766   367,636    385,347   439,425       477,238
Seven years later                    337,735   386,721    426,419   497,716
Eight years later                    353,380   426,028    478,075
Nine years later                     389,897   472,458
Ten years later                      433,853

Reserves
re-estimated as of:
One year later                       780,590   837,014    870,768   891,169     1,002,768    1,090,965
Two years later                      768,712   831,952    843,736   912,432       978,077    1,064,192
Three years later                    764,715   811,423    845,182   894,791       955,118    1,047,168
Four years later                     751,988   803,032    829,183   889,169       950,655    1,031,703
Five years later                     738,093   790,203    831,588   890,275       938,622      989,044
Six years later                      726,785   796,643    837,166   884,434       900,628
Seven years later                    738,050   805,848    834,734   850,291
Eight years later                    747,246   805,596    800,117
Nine years later                     748,110   775,727
Ten years later                      722,859

Net cumulative
redundancy(deficiency)             $  62,109    70,876     76,890    78,077       110,933      126,038
==============================================================================================================
Cumulative %                              8%        8%         9%        8%           11%          11%
Gross liability, end of year, restated
   for acquisitions and other                        $  1,049,989 1,436,188     1,466,396    1,582,846
Reinsurance recoverable, restated for
   commutations, acquisitions and other                   172,982    507,820      454,835      467,764
--------------------------------------------------------------------------------------------------------------
Net liability, end of year, restated for
   commutations, acquisitions and other              $    877,007    928,368    1,011,561    1,115,082
==============================================================================================================
Gross re-estimated liability                            1,012,093 1,339,868     1,340,733    1,458,195
Re-estimated recoverable                                  211,976   489,577       440,105      469,151
--------------------------------------------------------------------------------------------------------------
Net re-estimated liability                           $    800,117   850,291       900,628      989,044
==============================================================================================================
Gross cumulative redundancy (deficiency)             $     37,896    96,320       125,663      124,651
==============================================================================================================


                                          1996        1997        1998         1999        2000
-----------------------------------------------------------------------------------------------------
Net reserves restated
for commutations,
acquisitions and other               $  1,240,025   1,387,858   1,644,122    1,973,809   2,047,536
-----------------------------------------------------------------------------------------------------
Paid (cumulative)
as of:
One year later                            145,736     161,103     248,679      550,345
Two years later                           266,248     345,124     576,241
Three years later                         399,473     539,626
Four years later                          528,609
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Reserves
re-estimated as of:
One year later                          1,214,049   1,350,462   1,605,630    1,986,291
Two years later                         1,190,026   1,314,264   1,598,944
Three years later                       1,159,337   1,284,663
Four years later                        1,112,222
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Net cumulative
redundancy(deficiency)               $    127,803     103,195      45,178     (12,482)
--------------------------------------------------------------------------------------------------------------
Cumulative %                                  10%          7%          3%         (1%)
Gross liability, end of year, restated
   for acquisitions and other                    1,744,699   1,955,710   2,289,867    2,704,300    3,037,006
Reinsurance recoverable, restated for
   commutations, acquisitions and other            504,674     567,852     645,745      730,491      989,470
--------------------------------------------------------------------------------------------------------------
Net liability, end of year, restated for
   commutations, acquisitions and other       $  1,240,025   1,387,858   1,644,122    1,973,809    2,047,536
--------------------------------------------------------------------------------------------------------------
Gross re-estimated liability                     1,635,273   1,868,336   2,315,836    2,902,569
Re-estimated recoverable                           523,051     583,673     716,892      916,278
--------------------------------------------------------------------------------------------------------------
Net re-estimated liability                       1,112,222   1,284,663   1,598,944    1,986,291
--------------------------------------------------------------------------------------------------------------
Gross cumulative redundancy (deficiency)           109,426      87,374     (25,969)    (198,269)
--------------------------------------------------------------------------------------------------------------

Markel Corporation & Subsidiaries

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cumulative redundancies (deficiencies) represent the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1995 liability for losses and loss adjustment expenses developed a $126.0 million redundancy from December 31, 1995 to December 31, 2000, five years later. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. The gross cumulative redundancies (deficiencies) for 1999 and prior years are presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies depending on the nature and extent of applicable reinsurance. The net and gross cumulative deficiency for 1999 and prior years was the result of adverse development at Markel International since acquisition and reserve strengthening on Gryphon discontinued lines.

Liquidity And Capital Resources
--------------------------------------------------------------------------------

The Company seeks to maintain prudent levels of liquidity and financial leverage for the protection of its policyholders, creditors and shareholders. The Company's targeted capital structure is approximately one-third debt to two-thirds equity. At December 31, 2000, the Company's debt to total capital ratio was 39% compared to 24% in 1999. The increase was due to borrowings used to fund a portion of the Markel International acquisition. From time to time, the Company's debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt.

In calculating its debt to total capital ratio, the Company considers the 8.71% Capital Securities as 100% equity due to the equity-like features of these instruments. The Company has the option to defer interest payments for up to five years, and the 8.71% Capital Securities have a 49-year term.

In February 2001 the Company issued 1,288,940 shares of common stock under a shelf registration statement filed with the Securities and Exchange Commission in December 2000. The net proceeds of the common stock offering were approximately $198.5 million. The Company expects to use the net proceeds of the offering to repay or retire outstanding debt.

In order to maintain strong liquidity, the Company seeks to maintain minimum cash and investments of approximately two times annual interest expense at its North American holding company (Markel North America, Inc.). At December 31, 2000, $119.9 million of cash and investments were held at Markel North America, Inc. which approximated 2.3 times annual interest expense.

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses. As a holding company, the Company receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements between the holding company and its subsidiaries.

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which the Company's domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Pursuant to such laws, at December 31, 2000, the Company's domestic insurance subsidiaries could pay dividends of $55.1 million during the following twelve months without prior regulatory approval. There are also regulatory restrictions on the amount of dividends that the Company's foreign insurance subsidiaries may pay. In general the Company must seek prior approval of any dividends from its foreign insurance subsidiaries.

                                    [GRAPH]

                                 Invested Assets
                          1998         1999           2000
                          ----         ----           ----
                                   $ in millions
                         $1,483       $1,625         $3,136

Net cash provided by operating activities increased to $89.2 million in 2000 compared to $0.6 million in 1999. The increase in 2000 was primarily due to positive cash flows at Markel North America due to underwriting profits and gross premium growth.

The Company's invested assets increased to $3.1 billion at December 31, 2000 from $1.6 billion at December 31, 1999. The increase in invested assets was primarily due to the addition of approximately $1.4 billion of investments to the portfolio from the acquisition of Markel International. Proceeds from sales of fixed maturities and equity securities decreased to $830.8 million in 2000 compared to $1.1 billion in 1999. The cost of fixed maturities and equity securities purchased decreased to $891.6 million in 2000 compared to $945.9 million in 1999. Both decreases were primarily due to actions taken in 1999 to reallocate the Gryphon investment portfolio from short-term to long-term fixed maturities.

Long-term debt was $573.1 million and $168.0 million at December 31, 2000 and 1999, respectively. The Company entered into a $400 million revolving credit facility which replaced its $250 million revolving credit facility upon closing of the Markel International acquisition in March 2000. The Company borrowed $245 million under the new revolving credit facility to fund a portion of the Markel International purchase price and refinanced $75 million outstanding under the Company's previous facility. As of December 31, 2000, there was $320 million outstanding under the revolving credit facility compared to $75 million outstanding at December 31, 1999.

The Company's insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic P&C insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2000, the capital and surplus of each of the Company's domestic insurance subsidiaries was above the minimum regulatory threshold with the exception of Associated International Insurance Company (AIIC) which was acquired as part of the Gryphon acquisition. The Company is working to strengthen the capital position of AIIC.

Capital adequacy of the Company's international insurance subsidiaries is regulated by the Financial Services Authority, the Council of Lloyd's and the Bermuda Registrar of Companies. At December 31, 2000, the capital and surplus of each of the Company's international insurance subsidiaries was above the minimum regulatory thresholds.

Markel Corporation & Subsidiaries

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000
================================================================================

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

Market Risk Disclosures
================================================================================

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign exchange risk at Markel International. The Company has no material commodity risk.

Equity Price Risk

The estimated fair value of the Company's investment portfolio at December 31, 2000 was $3.1 billion, 86% of which was invested in fixed maturities, short-term investments and cash, and 14% of which was invested in equity securities. At December 31, 1999, the estimated fair value of the Company's investment portfolio was $1.6 billion, 81% of which was invested in fixed maturities, short-term investments and cash, and 19% of which was invested in equity securities. The Company invests shareholder funds in equity securities which have historically, over long periods of time, produced higher returns relative to fixed income investments. The Company seeks to invest at reasonable prices in companies with solid business plans and capable and honest management. The Company intends to hold these investments over the long term. This focus on long-term total investment returns may result in variability in the level of unrealized investment gains or losses from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

At December 31, 2000, the Company's equity portfolio was concentrated in terms of the number of issuers and industries. At December 31, 2000, the Company's top ten equity holdings represented $258.0 million or 60% of the equity portfolio. Investments in the property and casualty insurance industry represented $192.3 million, or 45% of the equity portfolio at December 31, 2000. Such concentration can lead to higher levels of short-term price volatility. Due to its long-term investment focus, the Company is not as concerned with short-term market volatility as long as its insurance subsidiaries' ability to write business is not impaired. The Company has investment guidelines that set limits on the amount of equities its insurance subsidiaries can hold.

The table below summarizes the Company's equity price risk and shows the effect of a hypothetical 20% increase or decrease in market prices as of December 31, 2000 and 1999. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                                     Estimated            Hypothetical
                                                                  Fair Value after     Percentage Increase
                                 Estimated      Hypothetical        Hypothetical          (Decrease) in
                                 Fair Value     Price Change      Change in Prices     Shareholders' Equity
-----------------------------------------------------------------------------------------------------------
As of December 31, 2000
   Equity Securities              $431,126      20% increase           $517,351                 7.4
                                                20% decrease           $344,901                (7.4)
-----------------------------------------------------------------------------------------------------------
As of December 31,1999
   Equity Securities              $304,241      20% increase           $365,089                10.3
                                                20% decrease           $243,393               (10.3)
==========================================================================================================

Interest Rate Risk

The Company's fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

Approximately three-quarters of the Company's investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments, cash and cash equivalents, has an average duration of 4.0 years and an average rating of "AA." The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company's liabilities. The Company has investment policies which limit the maximum duration and maturity of the fixed maturity portfolio.

The Company utilizes bonds with embedded put options to manage the effect of changing interest rates on the fixed maturity portfolio. At December 31, 2000, the Company held $242.0 million of corporate bonds with embedded put options. These put bonds were issued with long maturity dates, generally 30 years, with shorter put dates, generally 10 years. Put bonds provide the holder the option to force redemption of the bonds on the put dates. These bonds are assumed to outperform in price should interest rates decline while performing like a shorter dated security, if interest rates rise. This asymmetrical price performance is shown on the table on page 74 by greater price appreciation in the fixed maturity portfolio if rates decline by 200 basis points than price depreciation if rates increase by 200 basis points.

The Company utilizes a commonly used model to estimate the effect of interest rate risk on the fair values of its fixed maturity portfolio and borrowings. The model estimates the impact of interest rate changes on a wide range of factors including duration, prepayment, put options and call options. Fair values are estimated based on the net present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single-point in time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.

Markel Corporation & Subsidiaries

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The table below summarizes the Company's interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2000 and 1999. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                                                                       Hypothetical Percentage
                                                         Hypothetical           Estimated              Increase (Decrease) in
                                                          Change in          Fair Value after      -------------------------------
                                         Estimated      Interest Rates      Hypothetical Change       Fair Value     Shareholders'
                                         Fair Value    (bp=basis points)     in Interest Rates     Fixed Maturities     Equity
----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY
   INVESTMENTS
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 2000
   Total Fixed Maturity
   Investments*                       $2,705,038       200 bp decrease          $2,968,419                9.7             22.8
                                                       100 bp decrease           2,829,104                4.6             10.7
                                                       100 bp increase           2,592,763               (4.2)            (9.7)
                                                       200 bp increase           2,488,837               (8.0)           (18.7)
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999
   Total Fixed Maturity
   Investments*                       $1,320,711       200 bp decrease          $1,458,087               10.4             23.3
                                                       100 bp decrease           1,383,840                4.8             10.7
                                                       100 bp increase           1,264,790               (4.2)            (9.5)
                                                       200 bp increase           1,213,688               (8.1)           (18.1)
==================================================================================================================================
LIABILITIES**
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 2000
   Borrowings**                       $  379,869       200 bp decrease          $  431,094                                 ***
                                                       100 bp decrease             405,391                                 ***
                                                       100 bp increase             357,481                                 ***
                                                       200 bp increase             337,623                                 ***
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999
   Borrowings**                       $  213,381       200 bp decrease          $  247,548                                 ***
                                                       100 bp decrease             229,349                                 ***
                                                       100 bp increase             199,725                                 ***
                                                       200 bp increase             187,883                                 ***
==================================================================================================================================

*    Includes short-term investments, cash and cash equivalents.

** Balances outstanding under the Company's revolving credit facilities at December 31, 2000 and 1999 are not included in the above table. Interest rates on the amounts outstanding under these facilities reset frequently, which limits the impact of changing interest rates.

***  Changes in estimated fair value have no impact on shareholders' equity.

Foreign Exchange Risk

The Company has foreign exchange risk on its assets and liabilities. The Company primarily manages this risk by matching assets and liabilities in each foreign currency as closely as possible.

At December 31, 2000, approximately 85% of the Company's investment portfolio and cash was denominated in United States Dollars. At that date the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% at December 31, 2000 and the United Kingdom Sterling/United States Dollar exchange rate had increased or decreased by 5%, the economic effect on an after-tax basis would have been approximately $1.1 million.

Impact Of Inflation
================================================================================

Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such expenses, is known. Consequently, in establishing premiums, the Company attempts to anticipate the potential impact of inflation. Inflation is also considered by the Company in the determination and review of reserves for losses and loss adjustment expenses since portions of these reserves are expected to be paid over extended periods of time. The importance of continually reviewing reserves is even more pronounced in periods of extreme inflation.

Impact Of Accounting Standards
================================================================================

Financial Accounting Standards Board Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, is effective for years beginning January 1, 2001. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Due to the Company's limited use of derivative financial instruments, the adoption of SFAS No. 133, as amended, will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Markel Corporation & Subsidiaries

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Safe Harbor Statement
================================================================================

This is a Safe Harbor statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of terms such as believes, expects, estimate, may, intends, plan, will, should or anticipates or the negative thereof or similar expressions, or by discussions of strategy. The Company has based the forward-looking statements on current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, including:

     . uncertainties and changes in government policy, regulatory policy, statutory law or case law with respect to the Company, brokers or customers which can impede the Company's ability to charge adequate rates and efficiently allocate capital;

     .    the occurrence of man-made or natural catastrophic events;

     . the occurrence of significant changes in products or adverse changes in market conditions;

     . changing legal and social trends and the inherent uncertainties of the reserving process, including potential underwriting exposure to Year 2000 claims;

     .    loss of the services of any of the Company's executive officers;

     . initiatives underway at Markel International to reorganize business units and to evaluate reinsurance programs and exposures that could lead to additional changes and expense;

     . that Markel International will make steady progress towards underwriting profitability;

     . the impact of United States tax laws on the Company's foreign subsidiaries;

     .    changing rates of inflation and other economic conditions;

     .    losses due to foreign currency exchange rate fluctuations;

     .    ability to collect reinsurance recoverables;

     .    changes in the availability, cost or quality of reinsurance;

     . developments in domestic and international financial markets that could affect the Company's investment portfolios;

     . changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; and

     .    the effects of mergers, acquisitions and divestitures.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their dates.

OTHER INFORMATION

Market And Dividend Information
--------------------------------------------------------------------------------

The Company's common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of March 1, 2001 was 510. The total number of shareholders, including those holding shares in street name or in brokerage accounts is estimated to be in excess of 7,900. The Company's current strategy is to retain earnings, permitting the Company to take advantage of expansion and acquisition opportunities. Consequently, the Company has never paid a cash dividend on its common stock.

High and low closing sales prices as reported on the New York Stock Exchange composite tape for 2000 were $181.00 and $113.50, respectively. See Quarterly Information on page 62 for additional quarterly sales price information.

Shareholder Relations, Form 10-K
--------------------------------------------------------------------------------
This document represents Markel Corporation's Annual Report and Form 10-K, which is filed with the Securities and Exchange Commission.

Information about Markel Corporation, including exhibits filed as part of this Form 10-K, may be obtained by writing Mr. Bruce Kay, Vice President of Investor Relations, at the corporate offices, or by calling (800) 446-6671.

Annual Shareholders' Meeting
--------------------------------------------------------------------------------
Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, Franklin and Adams Streets, Richmond, Virginia at 4:30 p.m., May 16, 2001.

Transfer Agent
--------------------------------------------------------------------------------
First Union National Bank
Corporate Trust Department
Finance Group-NC 1196
1525 West W.T. Harris Boulevard 3C3
Charlotte, North Carolina 28288-1196
(800) 829-8432

Corporate Offices
--------------------------------------------------------------------------------
Markel Corporation
4521 Highwoods Parkway
Glen Allen, Virginia 23060-6148
(804) 747-0136
(800) 446-6671

Markel Corporation & Subsidiaries

DIRECTORS AND EXECUTIVE OFFICERS

Directors
================================================================================

Alan I. Kirshner
Chairman of the Board and Chief
Executive Officer

John J. Byrne
Chairman of the Board
and Chief Executive Officer
White Mountains Insurance
Group, Ltd.

Mark J. Byrne
Chairman and President
West End Capital Management
(Bermuda) Limited

Douglas C. Eby
President
Robert E. Torray & Co., Inc.

Thomas S. Gayner
Chief Investment Officer

Leslie A. Grandis
Partner
McGuireWoods LLP

Stewart M. Kasen
Private Investor

Anthony F. Markel
President and Chief Operating Officer

Gary L. Markel
President
Gary Markel & Associates, Inc.

Steven A. Markel
Vice Chairman

Darrell D. Martin
Executive Vice President and
Chief Financial Officer


Executive Officers
================================================================================

Alan I. Kirshner
Chairman of the Board and Chief Executive Officer since 1986. He served as President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 65.

Anthony F. Markel
President and Chief Operating Officer since March of 1992. He served as Executive Vice President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 59.

Steven A. Markel
Vice Chairman since March of 1992. He served as Treasurer from 1986 to August of 1993 and Executive Vice President from 1986 to March of 1992 and has been a Director of the Company since 1978. Age 52.

Darrell D. Martin
Executive Vice President and Chief Financial Officer since March of 1992. He served as Chief Financial Officer from 1988 to March of 1992 and has been a Director of the Company since 1991. Age 52.

Jeremy D. Cooke
Chief Operating Officer, Markel International since November of 1999. He served as President, Investors Underwriting Managers from January of 1995 to November of 1999. Age 50.

Thomas S. Gayner
Chief Investment Officer since January of 2001. He served as Vice President Equity Investments from June of 1995 to January of 2001 and as President, Markel Gayner since December of 1990. He has been Director of the Company since November 1998. Age 39.

Paul W. Springman
President, Markel North America since January of 2000. He served as President and Chief Operating Officer from May of 1995 to January of 2000 and as Executive Vice President and Chief Operating Officer, Shand Morahan & Co., Inc. from March of 1993 to May of 1995. Age 49.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:     Steven A. Markel
        ----------------
        Vice Chairman
        March 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                 Title
Alan I. Kirshner,*         Chief Executive
----------------           Officer and
                           Chairman of the
                           Board of Directors

Anthony F. Markel,*        President, Chief
-----------------          Operating Officer
                           and Director

Steven A. Markel,*         Vice Chairman
----------------           and Director

Darrell D. Martin,*        Executive Vice
-----------------          President, Chief
                           Financial Officer
                           and Director
                           (Principal
                           Accounting
                           Officer)

John J. Byrne,*            Director
-------------

Mark J. Byrne,*            Director
-------------

Douglas C. Eby,*           Director
--------------

Thomas S. Gayner,*         Director
----------------

Leslie A. Grandis,*        Director
-----------------

Stewart M. Kasen,*         Director
----------------

Gary L. Markel,*           Director
--------------

*Signed as of March 27, 2001

Index to Exhibits

3(i) Amended and Restated Articles of Incorporation, as amended (3.1)a

3(ii) Bylaws, as amended (3.2)b

4 The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 2000, and the respective Notes thereto, included in this Annual Report on Form 10-K.

Management Contracts or Compensatory Plans required to be filed (Item 10.1-10.6)

10.1 Markel Corporation (now Markel North America, Inc.) 1986 and 1989 Stock Option Plans as amended (4(d))c

10.2 Trust and Amendment Under Markel Corporation (now Markel North America, Inc.) 1989 Non-Employee Directors Stock Option Plan (10.2)d

10.3 Executive Employment Agreement between Markel Corporation and Alan I. Kirshner dated as of December 22, 2000**

10.4 Executive Employment Agreement between Markel Corporation and Anthony F. Markel dated as of December 22, 2000**

10.5 Executive Employment Agreement between Markel Corporation and Steven A. Markel dated as of December 22, 2000**

10.6 Executive Employment Agreement between Markel Corporation and Darrell D. Martin dated as of December 22, 2000**

10.7 Agreement and Plan of Merger and Scheme of Arrangement dated August 15, 1999, among Markel Corporation and Terra Nova (Bermuda) Holdings Ltd., as amended e

21 Subsidiaries of Markel Corporation**

23 Consents of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statements on Forms S-8 and S-3**

**filed with this report

a. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2000

b. Incorporated by reference from Exhibit 4.2 to S-4 Registration Statement No. 333-88609, dated October 7, 1999.

c. Incorporated by reference from exhibit shown in parentheses filed with the Commission on May 25, 1989 in the predecessor (now Markel North America, Inc.) Registrant's Registration Statement on Form S-8 (Registration No. 33-28921)

d. Incorporated by reference from the exhibit shown in parentheses filed with the commission in the predecessor (now Markel North America, Inc.) Registrant's report on Form 10-K for the year ended December 31, 1999.

e. Incorporated by reference from Appendix A to the Revised Proxy Statement/ Prospectus dated February 11, 2000