Form 10-Q
period 2001-03-31
MARKEL CORP
filed 2001-05-09
CIK 1096343

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

or

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

Yes [X]   No [_]

Number of shares of the registrant's common stock outstanding at May 7, 2001:
8,619,322

                              Markel Corporation
                                   Form 10-Q

                                     Index


PART I. FINANCIAL INFORMATION                                                               Page Number
Item 1. Financial Statements

     Consolidated Balance Sheets --                                                               3
     March 31, 2001 and December 31, 2000

     Consolidated Statements of Operations and Comprehensive Income --                            4
     Three Months Ended March 31, 2001 and 2000

     Consolidated Statements of Changes in Shareholders' Equity --                                5
     Three Months Ended March 31, 2001 and 2000

     Consolidated Statements of Cash Flows --                                                     6
     Three Months Ended March 31, 2001 and 2000

     Notes to Consolidated Financial Statements --                                                7
     March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of               13
Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               18


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                         19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                                           March 31,   December 31,
                                                                                                          -------------------------
                                                                                                              2001         2000
===================================================================================================================================
                                                                                                           (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
  Fixed maturities (cost of $2,324,524 in 2001 and $2,322,616 in 2000)                                    $2,403,528    $2,374,008
  Equity securities (cost of $297,647 in 2001 and $291,385 in 2000)                                          419,532       431,126
  Short-term investments (estimated fair value approximates cost)                                             67,296        80,710
-----------------------------------------------------------------------------------------------------------------------------------
  Total Investments, Available-For-Sale                                                                    2,890,356     2,885,844
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                                    209,861       250,320
Receivables                                                                                                  230,614       223,114
Accrued premium income                                                                                       169,983       160,048
Reinsurance recoverable on unpaid losses                                                                   1,028,710       989,470
Reinsurance recoverable on paid losses                                                                       151,134       114,963
Deferred policy acquisition costs                                                                            154,667       130,644
Prepaid reinsurance premiums                                                                                 172,834       139,272
Intangible assets                                                                                            395,307       402,999
Other assets                                                                                                 172,616       176,479
-----------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                                            $5,576,082    $5,473,153
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                                $3,043,378    $3,037,006
Unearned premiums                                                                                            790,105       701,663
Payables to insurance companies                                                                              174,932       138,242
Long-term debt (estimated fair value of $344,732 in 2001 and $569,127 in 2000)                               346,380       573,111
Other liabilities                                                                                            109,868       120,759
Company-Obligated Mandatorily Redeemable Preferred Capital
 Securities of Subsidiary
  Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of Markel
   North America, Inc. (estimated fair value of $123,825 in 2001 and $130,742 in 2000)                       150,000       150,000
-----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                                        4,614,663     4,720,781
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                                                                               524,504       325,914
  Retained earnings                                                                                          310,230       302,000
  Accumulated other comprehensive income
      Net unrealized holding gains on fixed maturities and equity securities,
            net of taxes of $70,312 in 2001 and $66,897 in 2000                                              130,577       124,236
      Cumulative translation adjustments, net of tax benefit of $2,096 in 2001
            and tax expense of $120 in 2000                                                                   (3,892)          222
-----------------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                                                 961,419       752,372
-----------------------------------------------------------------------------------------------------------------------------------

  Total Liabilities and Shareholders' Equity                                                              $5,576,082    $5,473,153
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

        Consolidated Statements of Operations and Comprehensive Income


                                                     Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                       2001        2000
==========================================================================
                                                    (dollars in thousands,
                                                    except per share data)

OPERATING REVENUES
Earned premiums                                      $278,781    $120,529
Net investment income                                  43,556      22,846
Net realized gains from investment sales               10,369       5,505
Other                                                      --          47
--------------------------------------------------------------------------
 Total Operating Revenues                             332,706     148,927
--------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                   199,045      73,059
Underwriting, acquisition and insurance expenses       97,284      47,311
Amortization of intangible assets                       7,692       1,593
--------------------------------------------------------------------------
 Total Operating Expenses                             304,021     121,963
--------------------------------------------------------------------------
 Operating Income                                      28,685      26,964
Interest expense                                       15,146       7,272
--------------------------------------------------------------------------
 Income Before Income Taxes                            13,539      19,692
Income tax expense                                      5,307       5,514
--------------------------------------------------------------------------
 Net Income                                          $  8,232    $ 14,178
==========================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities, net of taxes
 Net holding gains arising during the period         $ 13,081    $  3,509
 Less reclassification adjustments for gains
  included in net income                               (6,740)     (3,555)
--------------------------------------------------------------------------
 Net unrealized gains (losses)                          6,341         (46)
Translation adjustments, net of taxes                  (4,114)         --
--------------------------------------------------------------------------
 Total Other Comprehensive Income (Loss)                2,227         (46)
--------------------------------------------------------------------------
 Comprehensive Income                                $ 10,459    $ 14,132
==========================================================================

NET INCOME PER SHARE
 Basic                                               $   1.06    $   2.47
 Diluted                                             $   1.04    $   2.44
==========================================================================

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       ----------------------
                                                                                          2001        2000
=============================================================================================================
                                                                                       (dollars in thousands)
   Common Stock
   Balance at beginning of period                                                       $325,914    $ 25,625
   Issuance of common stock and other equity                                             198,590     297,424
-------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                             $524,504    $323,049
-------------------------------------------------------------------------------------------------------------

   Retained Earnings
   Balance at beginning of period                                                       $302,000    $342,426
   Net income                                                                              8,232      14,178
   Repurchase of common stock                                                                 (2)     (3,116)
-------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                             $310,230    $353,488
-------------------------------------------------------------------------------------------------------------

   Accumulated Other Comprehensive Income
   Unrealized gains
      Balance at beginning of period                                                    $124,236    $ 15,368
      Net unrealized holding gains (losses) arising during the period, net of taxes        6,341         (46)
-------------------------------------------------------------------------------------------------------------
      Balance at end of period                                                           130,577      15,322
   Cumulative translation adjustments
      Balance at beginning of period                                                         222          --
      Translation adjustments, net of taxes                                               (4,114)         --
-------------------------------------------------------------------------------------------------------------
      Balance at end of period                                                            (3,892)         --
-------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                             $126,685    $ 15,322
-------------------------------------------------------------------------------------------------------------

   Shareholders' Equity at End of Period                                                $961,419    $691,859
=============================================================================================================

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           ----------------------
                                                                                              2001        2000
=================================================================================================================
                                                                                           (dollars in thousands)
OPERATING ACTIVITIES
Net Income                                                                                 $   8,232   $  14,178
Adjustments to reconcile net income to net cash provided (used) by operating activities      (10,813)      6,068
-----------------------------------------------------------------------------------------------------------------
     Net Cash Provided (Used) By Operating Activities                                         (2,581)     20,246
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                                223,755     178,664
Proceeds from maturities of fixed maturities                                                  52,913      19,567
Cost of fixed maturities and equity securities purchased                                    (296,227)   (210,413)
Net change in short-term investments                                                          13,414       4,197
Acquisition of insurance company, net of cash acquired                                            --    (208,392)
Sale of insurance company shell, net of cash sold                                                 --      12,482
Other                                                                                         (3,169)     (3,335)
-----------------------------------------------------------------------------------------------------------------
        Net Cash Used By Investing Activities                                                 (9,314)   (207,230)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt                                                                       --     370,000
Repayments and repurchases of long-term debt                                                (227,152)   (125,500)
Issuance of common stock                                                                     197,991          --
Other                                                                                            597        (822)
-----------------------------------------------------------------------------------------------------------------
        Net Cash Provided (Used) By Financing Activities                                     (28,564)    243,678
-----------------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents                                             (40,459)     56,694
Cash and cash equivalents at beginning of period                                             250,320     129,055
-----------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                                 $ 209,861   $ 185,749
=================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- March 31, 2001

1. Principles of Consolidation

The consolidated balance sheet as of March 31, 2001, the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the three months ended March 31, 2001 and 2000, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

Certain reclassifications of prior year's amounts have been made to conform with 2001 presentations.

2. Net Income per share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
                                                     2001       2000
---------------------------------------------------------------------
Net income, as reported (basic and diluted)         $8,232    $14,178
---------------------------------------------------------------------
Average common shares outstanding                    7,765      5,737
Dilutive potential common shares                       164         74
---------------------------------------------------------------------
     Average diluted shares outstanding              7,929      5,811
---------------------------------------------------------------------

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                         Three Months Ended March 31,
------------------------------------------------------------------------------
                                         2001                    2000
------------------------------------------------------------------------------
                                  Written      Earned     Written      Earned

Direct                          $ 390,391    $319,223    $153,074    $141,201
Assumed                            76,549      47,351       6,585      19,600
Ceded                            (124,029)    (87,793)    (38,926)    (40,272)
------------------------------------------------------------------------------
     Net premiums               $ 342,911    $278,781    $120,733    $120,529
------------------------------------------------------------------------------

Incurred losses and loss adjustment expenses were net of reinsurance recoveries of $135.8 million and $25.9 million for the three months ended March 31, 2001 and 2000, respectively.

4. Company Obligated Mandatorily Redeemable Preferred Securities (8.71% Capital Securities)

On January 8, 1997, Markel North America, Inc. (formerly Markel Corporation) arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by Markel North America, Inc. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of Markel North America, Inc.'s 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. Markel North America, Inc. has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by Markel North America, Inc. on or after January 1, 2007. Taken together, Markel North America, Inc.'s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by Markel North America, Inc. provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. Effective as of March 31, 2001, Markel North America, Inc. was merged with and into the Company.

5. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net holding gains on securities arising during the period less reclassification adjustments for gains included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments subsequent to the acquisition of Markel International in March of 2000. The related tax expense on net holding gains on securities arising during the period was $7.0 million and $1.9 million for the quarter ended March 31, 2001 and 2000, respectively. The related tax expense on the reclassification adjustments for gains included in net income was $3.7 million and $2.0 million for the quarter ended March 31, 2001 and 2000, respectively. The related tax benefit on the currency translation adjustments was $2.2 million for the quarter ended March 31, 2001.

6. Acquisition

On March 24, 2000, the Company became a holding company for Markel North America, Inc. and completed its acquisition of Markel International. The Company issued approximately 1.75 million Markel common shares and contingent value rights (CVR) and paid approximately $325 million in cash to Markel International shareholders in the transaction. Total consideration was approximately $658 million, including $31.2 million of Markel International shares purchased in the open market prior to the acquisition date. Each former shareholder of Markel North America, Inc. received for each Markel North America, Inc. share, one common share of the Company. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company borrowed $245 million under its $400 million revolving credit facility to fund a portion of the acquisition. In addition, $175 million of Markel International debt remained outstanding. The Company's results include Markel International's results since the date of acquisition.

Effective March 30, 2001 the CVRs issued in connection with the acquisition of Markel International were automatically extinguished pursuant to the terms of the Contingent Value Rights Agreement (the Agreement) between the Company and The Chase Manhattan Bank, as Trustee. Under the Agreement the CVRs were automatically extinguished when the Current Market Value, as defined by the Agreement, of the Company's common stock, was greater than or equal to the target price of $185 per share. The Current Market Value of the Company's common stock exceeded $185 per share during the 20 consecutive trading day period ended as of the close of trading on the New York Stock Exchange on March 30, 2001.

a) The following table summarizes, on a pro forma basis, the Company's unaudited consolidated results of operations as if the purchase of Markel International had taken place on January 1, 2000 after giving effect to certain adjustments, including amortization of goodwill and other intangibles, increased interest expense on debt related to the acquisition, lower investment income due to cash used to fund a portion of the transaction, and related income tax effects. Markel International's nonrecurring and transaction-related expenses in the first quarter of 2000, prior to the acquisition by the Company, were excluded from the pro forma financial information. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred on January 1, 2000 (dollars in thousands, except per share amounts).

                                 Three Months Ended
                                   March 31, 2000
---------------------------------------------------

Total operating  revenues             $ 308,419
Net loss                                (11,922)
---------------------------------------------------
Net loss per share
  Basic                               $   (1.62)
  Diluted                             $   (1.62)
---------------------------------------------------

b) The following summary reconciles cash paid for the acquisition of Markel International (dollars in thousands).

-------------------------------------------------------------------

Fair value of assets acquired, net of cash acquired    $ 2,856,825
Fair value of liabilities assumed                       (2,353,303)
Common stock and other equity issued                      (295,130)
-------------------------------------------------------------------

  Net cash paid for acquisition                            208,392
Cash acquired in acquisition                               154,883
-------------------------------------------------------------------
  Cash paid for acquisition                            $   363,275
-------------------------------------------------------------------

7. Segment Reporting Disclosures

Markel North America includes the Excess and Surplus Lines and Specialty Admitted segments. Markel International includes two operating segments: the London Company Market and the Lloyd's Market. Markel International's results have been included in the Company's operating results since the date of acquisition. Prior year amounts have been made to conform with 2001 presentations.

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

a) Following is a summary of segment disclosures (dollars in thousands):

                                           Three Months Ended
                                               March 31,
                                          ---------------------
                                            2001        2000*
---------------------------------------------------------------
Segment Revenues
  Excess and Surplus Lines                $109,795    $ 77,518
  Specialty Admitted                        31,503      27,802
  London Company Market                     37,360       4,197
  Lloyd's Market                            67,250       4,507
  Investing                                 53,925      28,351
  Other (Discontinued Lines)                32,873       6,505
---------------------------------------------------------------
  Segment Revenues                        $332,706    $148,880
---------------------------------------------------------------

Segment Profit (Loss)
  Excess and Surplus Lines                $  6,147    $  3,933
  Specialty Admitted                          (593)      1,713
  London Company Market                     (7,271)     (1,750)
  Lloyd's Market                            (5,849)     (1,271)
  Investing                                 53,925      28,351
  Other (Discontinued Lines)                (9,982)     (2,466)
---------------------------------------------------------------
  Segment Profit                         $ 36,377    $ 28,510
---------------------------------------------------------------

                                           Three Months Ended
                                               March 31,
                                          ---------------------
                                            2001        2000*
---------------------------------------------------------------
Combined Ratio
  Excess and Surplus Lines                   94%         95%
  Specialty Admitted                        102%         94%
  London Company Market                     120%         142%
  Lloyd's Market                            109%         128%
  Other (Discontinued Lines)                130%         138%
---------------------------------------------------------------
  Combined Ratio                            106%         100%
---------------------------------------------------------------

Segment Assets
  Investing                          $3,100,217   $2,953,863
  Other                               2,475,865    2,402,586
---------------------------------------------------------------
  Total Assets                       $5,576,082   $5,356,449
---------------------------------------------------------------

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                           Three Months Ended
                                               March 31,
                                          ---------------------
                                            2001        2000*
---------------------------------------------------------------
Operating Revenues
  Segment revenues                        $332,706    $148,880
  Other                                         --          47
---------------------------------------------------------------
  Total Operating Revenues                $332,706    $148,927
---------------------------------------------------------------

---------------------------------------------------------------
Income before income taxes
  Segment profit                          $ 36,377    $ 28,510
  Unallocated amounts
    Amortization expense                    (7,692)     (1,593)
    Interest expense                       (15,146)     (7,272)
    Other                                       --          47
---------------------------------------------------------------
  Income Before Income Taxes              $ 13,539    $ 19,692
---------------------------------------------------------------

*First Quarter 2000 includes Markel International for 7 days.


8.  Derivative Financial Instruments

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, effective January 1, 2001. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative does not qualify as a hedge under SFAS No. 133, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of derivatives that qualify as hedges under SFAS No. 133 are recognized in earnings or other comprehensive income depending on the type of hedge relationship.

The Company has entered into forward foreign exchange contracts which have been designated as hedges of net investments in foreign operations. The contracts are recorded at fair value, with the change in fair value recorded in cumulative translation adjustments (CTA) to the extent the change is equal to or less than the offsetting adjustment recorded in CTA that arose by translating the hedged foreign operation's financial statements to the Company's reporting currency. To the extent the change in the fair value of the forward contracts is greater than the adjustment of the net investment, it would be included in earnings.

At March 31, 2001, the Company had entered into forward foreign exchange contracts with an aggregate notional amount of $81.5 million to buy United Kingdom Sterling. Contract maturities range from June 2001 to June 2002. The fair value of the forward contracts was a cumulative loss of $2.3 million at March 31, 2001 and was included in Other Liabilities on the accompanying consolidated balance sheets. The change in the fair value for the three months ended March 31, 2001 was a loss of $3.2 million and was included in CTA.

The Company held $244.6 million and $ 242.0 million of corporate bonds with embedded put options as of March 31, 2001 and December 31, 2000, respectively. These embedded derivatives are clearly and closely related to the host contracts and therefore are not accounted for separately under SFAS No. 133 as amended.

In March 2001 the Company entered into a $50 million notional amount interest rate swap to hedge interest rate risk associated with a portion of its variable rate revolving credit facility. Under the interest rate swap agreement, the Company pays 4.70% fixed interest and receives three month LIBOR. The swap expires March 26, 2002. The swap was accounted for as a cash-flow hedge and accordingly changes in the fair value of the swap were recorded in other comprehensive income (loss) to the extent they are effective at offsetting changes in the cash flows related to the variable rate debt, with any remaining amount recorded in earnings. Gains and losses on the swap were reported in other comprehensive income (loss) and reclassified to earnings in the period in which earnings were impacted by the hedged item. The fair value of the swap at March 31, 2001 and the change in the fair value during the three months ended March 31, 2001 were not material.

During the first quarter of 2001, there were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because the forecasted transaction did not occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended March 31, 2001 compared to Three Months ended March 31, 2000

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

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes.

Following is a comparison of gross premium volume and earned premiums by significant underwriting area:

             Gross Premium Volume                                             Earned Premiums
          ----------------------------                                  ----------------------------
          Three Months Ended March 31,                                  Three Months Ended March 31,
----------------------------------------------------------------------------------------------------
              2001            2000          (dollars in thousands)          2001            2000
----------------------------------------------------------------------------------------------------
            $182,259        $121,684       Excess and Surplus Lines       $109,795        $77,518
              33,614          26,754       Specialty Admitted               31,503         27,802
              55,762           3,930       London Company Market            37,360          4,197
             178,963           3,521       Lloyd's Market                   67,250          4,507
              16,342           3,468       Other (Discontinued Lines)       32,873          6,505
----------------------------------------------------------------------------------------------------
            $466,940        $159,357       Total                          $278,781       $120,529
====================================================================================================

First quarter 2001 gross premium volume rose significantly to $466.9 million from $159.4 million last year. Markel North America gross written premiums for the first quarter increased 45% due to increased submission activity and price increases across all business units. Markel International writes a large portion of its premiums in the first quarter of the year. Gross premium volume for 2000 included Markel International for the last seven days of the first quarter. Discontinued Lines consisted primarily of discontinued Markel International programs in both periods.

Excess and Surplus Lines gross premium volume increased 50% to $182.3 million in the first quarter of 2001 from $121.7 million a year ago. The growth was due to increased submission activity in most programs, price increases and new programs. The most significant area of growth was in the Brokered Excess and Surplus Lines unit. Premium volume for the Brokered Excess and Surplus Lines unit grew 83% to $57.5 million in 2001 compared to $31.4 million in 2000.

Specialty Admitted gross premium volume increased 26% to $33.6 million in the first quarter of 2001 from $26.8 million a year ago. The increase was primarily due to higher submissions, new programs and price increases.

Beginning in late 1999, signs of market hardening, that is stricter coverage terms and higher prices, began to emerge in the United States. Markel North America's submissions and premium writings have increased substantially during 2001. In many product lines, prices are increasing for the first time in many years. The Company anticipates that the North American insurance market will continue to tighten and provide a favorable environment for growth in its domestic operations. Markel International gross premium volume is anticipated to be between $600 million and $650 million in 2001. Premium volume may vary significantly with the Company's decision to alter its product concentration to maintain or improve underwriting profitability.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume decreased to 73% in the first quarter of 2001 compared to 76% in the prior year. The decrease was due to the inclusion of an entire quarter's volume for Markel International which had historically lower retentions.

Total operating revenues rose to $332.7 million from $148.9 million in the prior year. The increase was primarily due to the inclusion of Markel International results for the entire first quarter of 2001 compared to seven days in 2000.

Earned premiums for the first quarter of 2001 rose significantly to $278.8 million from $120.5 million last year. The increase was primarily due to the inclusion of Markel International results for the entire first quarter of 2001 compared to seven days in 2000 and to a 34% increase in Markel North America earned premiums as a result of increased gross written premium.

Net investment income for the first quarter of 2001 was $43.6 million compared to $22.8 million in 2000. The increase was due to the acquisition of Markel International. For the quarter ended March 31, 2001, net realized investment gains were $10.4 million compared to net realized gains of $5.5 million in 2000. First quarter 2000 net realized gains included an $8.0 million gain on the sale of an insurance company shell for the value of its insurance licenses. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total operating expenses for the first quarter were $304.0 million compared to $122.0 million in 2000. The increase was primarily due to the acquisition of Markel International.

Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           2001        2000*
------------------------------------------------------------------------------
Gross premium volume                                     $466,940    $159,357
Net premiums written                                     $342,911    $120,733
Net retention                                                  73%         76%
Earned premiums                                          $278,781    $120,529
Losses and loss adjustment expenses                      $199,045    $ 73,059
Underwriting, acquisition and insurance expenses         $ 97,284    $ 47,311
Underwriting profit (loss)                               $(17,548)   $    159

U.S. GAAP ratios
Loss ratio                                                     71%         61%
Expense ratio                                                  35%         39%
------------------------------------------------------------------------------
Combined ratio                                                106%        100%
------------------------------------------------------------------------------

* First Quarter 2000 includes Markel International for 7 days.

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a combined ratio of 106% in 2001 compared to a combined ratio of 100% in the first quarter of 2000. The Company's underwriting loss was primarily due to underwriting losses in Markel International's continuing segments and Discontinued Lines, partially offset by continued underwriting profits in Markel North America.

Markel North America continued to produce solid underwriting profits in the first quarter of 2001. The combined ratio for Markel North America was 96% for first quarter 2001 compared to 95% for 2000. Lower prior year reserve redundancies in 2001 were partially offset by an improved expense ratio due to higher volume. All Markel North America units benefited from an improved pricing environment, which should benefit future operating results.

The combined ratio for the Excess and Surplus Lines segment decreased to 94% in the first quarter of 2001 from 95% in 2000. The decrease in the 2001 combined ratio was due to an improved expense ratio as a result of higher volume partially offset by lower favorable loss reserve development. The combined ratio for the Specialty Admitted segment increased to 102% in the first quarter of 2001 from 94% in 2000. The increase was the result of lower favorable loss reserve development partially offset by an improved expense ratio due to higher volume.

For the first quarter of 2001, the combined ratio for the London Company Market and Lloyd's Market was 120% and 109%, respectively, compared to 142% and 128%, respectively, for the seven days of first quarter 2000. The Company is focused on strengthening Markel International's underwriting discipline and believes that the combined ratio on Markel International's continuing business will improve as premiums written since acquisition are earned. Although at a slower pace than in the United States, the pricing environment in the London Market is improving.

The underwriting loss from Discontinued Lines decreased in the first quarter of 2001 to 130% from 138% in

2000 due to lower unfavorable loss development. As Markel International's discontinued programs run off, the negative impact of Discontinued Lines should decrease. At March 31, 2001 there was $48.3 million of Discontinued Lines unearned premiums remaining on the Company's balance sheet.

Management will continue to monitor claims and reinsurance experience on Markel International's pre-acquisition business and Gryphon discontinued lines. Markel International's loss and bad debt reserves are believed to be adequate, however adverse experience is possible and could result in reserve increases in the future.

Amortization of intangible assets was $7.7 million in the first quarter of 2001 compared to $1.6 million last year. The increase was due to the amortization of goodwill and other intangibles from the Markel International acquisition.

Interest expense was $15.1 million in the first quarter of 2001 compared to $7.3 million in 2000. The increase was a result of increased borrowings related to the acquisition of Markel International.

The Company's effective tax rate was 39% for the first quarter of 2001 compared to 28% in 2000. The increase was primarily due to the increase in nondeductible goodwill amortization as a result of the Markel International acquisition. After its acquisition by the Company, Markel International became subject to taxation in the United States.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of net realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets and any nonrecurring items (earnings for core operations). Although earnings from core operations does not replace operating income or net income computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management focuses on this performance measure because it reduces the variability in results associated with net realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the first quarter of 2001, income from core underwriting and investing operations decreased to $8.2 million, or $1.03 per diluted share, from $12.1 million, or $2.08 per diluted share, in 2000. The decrease was due to the effect that the Markel International acquisition had on the components of core operations.

Comprehensive income was $1.32 per share in the first quarter of 2001 compared to comprehensive income of $2.43 per share in 2000. The decrease in 2001 was primarily due to lower net income and unfavorable currency translation adjustments partially offset by the increased market value of the Company's investment portfolio.

Financial Condition as of March 31, 2001

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

The Company's invested assets and cash and cash equivalents were $3.1 billion at March 31, 2001 and at December 31, 2000.

For the three month period ended March 31, 2001, the Company reported net cash used by operating activities of $2.6 million compared to net cash provided by operating activities of $20.2 million for the same period in 2000. The use of cash in 2001 was primarily due to $23.0 million of cash used in Markel International's continuing and discontinuing programs and to $21.2 million of cash outflows for Gryphon's discontinued programs partially offset by positive cash flow of $41.6 million at Markel North America due to higher gross premium volume. As discontinued programs run off at Markel International and at Gryphon, the Company anticipates that operating cash flows will improve.

For the three month period ended March 31, 2001, the Company reported net cash used by investing activities of $9.3 million compared to $207.2 million in 2000. The difference was primarily the result of the use of approximately $208.4 million of cash for the acquisition of Markel International partially offset by $12.5 million of cash provided by the sale an insurance company shell during 2000.

For the three month period ended March 31, 2001, the Company reported net cash used by financing activities of $28.6 million compared to net cash provided by financing activities of $243.7 million in 2000. On February 27, 2001, the Company issued 1,288,940 shares of common stock and received net proceeds of approximately $198 million. The common stock was sold pursuant to the Company's shelf registration statement covering the issuance from time to time of approximately $400 million of various securities by the Company. Net proceeds from the offering along with other cash from operations were used to repay and retire outstanding debt of approximately $227 million during the first quarter of 2001. During the first quarter of 2000, the net cash provided by financing activities was primarily due to borrowings under the Company's revolving credit facility used to fund a portion of the Markel International acquisition.

During the first quarter of 2001, the Company renegotiated its $400 million revolving credit facility reducing the size of the facility to $300 million and simplifying certain covenants. During the first quarter of 2001, the Company repaid $220 million of this facility. As of March 31, 2001, the unused balance available under the Company's revolving credit facility totaled $200 million.

The Company's debt to total capital ratio was 24% at March 31, 2001 compared to 39% at December 31, 2000. In calculating its debt to total capital ratio, the Company considers its 8.71% Capital Securities as 100% equity due to the equity-like features of these instruments. The Company has the option to defer interest payments for up to five years, and the 8.71% Capital Securities have a 49-year term. If the 8.71% Capital Securities were considered 100% debt, the Company's debt to total capital ratio would have been 35% at March 31, 2001 compared to 49% at December 31, 2000.

Shareholders' equity at March 31, 2001 was $961.4 million compared to $752.4 million at December 31, 2000.

Book value per common share was $111.47 at March 31, 2001, compared to $102.63 at December 31, 2000. The increase was primarily due to the Company's common stock offering in February 2001.

Other Matters

Year 2000

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

The Company's market risks at March 31, 2001 have not materially changed from those identified at December 31, 2000.

Safe Harbor Statement

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. The Company's anticipated premium writings are based on current knowledge and assume no significant changes in products, personnel or adverse changes in market conditions. Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves, including for example the Company's potential underwriting exposures to Year 2000 (Y2K) claims. The Company continues to closely monitor reinsurance programs and exposures. Adverse experience in these programs could lead to additional charges. Regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. Economic conditions and interest rate volatility can have significant impact on the market value of fixed maturity and equity investments and foreign currency exchange rates. The Company's premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) On March 1, 2001, the Company filed a report on Form 8-K reporting under
Item 5 and Item 7 certain information about the Company's issuance of common stock under a shelf registration statement.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of May, 2001.

                                                Markel Corporation


                                                By  /s/ Alan I. Kirshner
                                                -------------------------------
                                                Alan I. Kirshner
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                                By  /s/ Anthony F. Markel
                                                -------------------------------
                                                Anthony F. Markel
                                                President
                                                (Principal Operating Officer)



                                                By  /s/ Steven A. Markel
                                                -------------------------------
                                                Steven A. Markel
                                                Vice Chairman



                                                By /s/ Darrell D. Martin
                                                -------------------------------
                                                Darrell D. Martin
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                 Exhibit Index

Number       Description

  3(i)       Amended and Restated Articles of Incorporation, as amended (3.1)a
  3(ii)      Bylaws, as amended (3.2)b


a. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2000.

b. Incorporated by reference from Exhibit 4.2 to S-4 Registration Statement No. 333-88609, dated October 7, 1999.