Form 10-Q
period 2001-03-08
MARKEL CORP
filed 2001-08-08
CIK 1096343

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

or

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _____ to _____

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at August 3, 2001:
8,619,501

                               Markel Corporation
                                   Form 10-Q

                                     Index



PART I. FINANCIAL INFORMATION                                                              Page Number
Item 1. Financial Statements

        Consolidated Balance Sheets--                                                           3
        June 30, 2001 and December 31, 2000

        Consolidated Statements of Operations and Comprehensive Income (Loss)--                 4
        Quarters and Six Months Ended June 30, 2001 and 2000

        Consolidated Statements of Changes in Shareholders' Equity--                            5
        Six Months Ended June 30, 2001 and 2000

        Consolidated Statements of Cash Flows--                                                 6
        Six Months Ended June 30, 2001 and 2000

        Notes to Consolidated Financial Statements--                                            7
        June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of             13
        Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                             20

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                    22

Item 6. Exhibits and Reports on Form 8-K                                                       22


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                         June 30,   December 31,
                                                                                           2001         2000
----------------------------------------------------------------------------------------------------------------
                                                                                        (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
  Fixed maturities (cost of $2,360,042 in 2001 and $2,322,616 in 2000)                   $2,406,810   $2,374,008
  Equity securities (cost of $331,003 in 2001 and $291,385 in 2000)                         512,927      431,126
  Short-term investments (estimated fair value approximates cost)                            54,909       80,710
----------------------------------------------------------------------------------------------------------------
  Total Investments, Available-For-Sale                                                   2,974,646    2,885,844
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                   224,699      250,320
Receivables                                                                                 219,113      223,114
Accrued premium income                                                                      163,135      160,048
Reinsurance recoverable on unpaid losses                                                  1,110,310      989,470
Reinsurance recoverable on paid losses                                                      161,293      114,963
Deferred policy acquisition costs                                                           160,757      130,644
Prepaid reinsurance premiums                                                                167,359      139,272
Intangible assets                                                                           387,615      402,999
Other assets                                                                                176,285      176,479
----------------------------------------------------------------------------------------------------------------
  Total Assets                                                                           $5,745,212   $5,473,153
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                               $3,121,604   $3,037,006
Unearned premiums                                                                           801,599      701,663
Payables to insurance companies                                                             168,699      138,242
Convertible notes payable (estimated fair value of $114,444 in 2001)                        113,298           --
Long-term debt (estimated fair value of $282,474 in 2001 and $569,127 in 2000)              276,713      573,111
Other liabilities                                                                           128,205      120,759
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
  Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
  of Markel Corporation (estimated fair value of $136,125 in 2001
  and $130,742 in 2000)                                                                     150,000      150,000
----------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                       4,760,118    4,720,781
----------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                                                              524,912      325,914
  Retained earnings                                                                         311,027      302,000
  Accumulated other comprehensive income
       Net unrealized holding gains on fixed maturities and equity securities,
             net of taxes of $80,043 in 2001 and $66,897 in 2000                            148,649      124,236
       Cumulative translation adjustments, net of taxes of $273 in 2001
             and $120 in 2000                                                                   506          222
----------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                                985,094      752,372
----------------------------------------------------------------------------------------------------------------

  Total Liabilities and Shareholders' Equity                                             $5,745,212  $5,473,153
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

     Consolidated Statements of Operations and Comprehensive Income (Loss)


                                                             Quarter Ended          Six Months Ended
                                                                June 30,                June 30,
                                                          --------------------------------------------
                                                            2001         2000        2001        2000
                                                          --------    --------    --------    --------
                                                         (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                           $260,553    $281,659    $539,334    $402,188
Net investment income                                       42,138      43,836      85,694      66,682
Net realized gains (losses) from investment sales           (2,599)     (9,847)      7,770      (4,342)
Other                                                           --          47          --          94
------------------------------------------------------------------------------------------------------
 Total Operating Revenues                                  300,092     315,695     632,798     464,622
------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                        183,486     220,593     382,531     293,652
Underwriting, acquisition and insurance expenses            96,496      96,799     193,780     144,110
Amortization of intangible assets                            7,692       7,184      15,384       8,777
------------------------------------------------------------------------------------------------------
 Total Operating Expenses                                  287,674     324,576     591,695     446,539
------------------------------------------------------------------------------------------------------
 Operating Income (Loss)                                    12,418      (8,881)     41,103      18,083
Interest expense                                            10,883      14,985      26,029      22,257
------------------------------------------------------------------------------------------------------
 Income (Loss) Before Income Taxes                           1,535     (23,866)     15,074      (4,174)
Income tax expense (benefit)                                   723      (5,966)      6,030        (452)
------------------------------------------------------------------------------------------------------
 Net Income (Loss)                                        $    812    $(17,900)   $  9,044    $ (3,722)
------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities, net of taxes
 Net holding gains (losses) arising during the period     $ 16,383    $ (5,309)   $ 29,464    $ (1,800)
 Less reclassification adjustments for gains (losses)
  included in net income                                     1,689       6,378      (5,051)      2,823
------------------------------------------------------------------------------------------------------
 Net unrealized gains                                       18,072       1,069      24,413       1,023
Currency translation adjustments, net of taxes               4,398          --         284          --
------------------------------------------------------------------------------------------------------
 Total Other Comprehensive Income                           22,470       1,069      24,697       1,023
------------------------------------------------------------------------------------------------------
 Comprehensive Income (Loss)                              $ 23,282    $(16,831)   $ 33,741    $ (2,699)
------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE
 Basic                                                    $   0.09    $  (2.44)   $   1.10    $  (0.57)
 Diluted                                                  $   0.09    $  (2.44)   $   1.10    $  (0.57)
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity



                                                                                 Six Months Ended
                                                                                     June 30,
                                                                               --------------------
                                                                                 2001        2000
---------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)
Common Stock
Balance at beginning of period                                                 $325,914    $ 25,625
Issuance of common stock and other equity                                       198,998     298,316
---------------------------------------------------------------------------------------------------
Balance at end of period                                                       $524,912    $323,941
---------------------------------------------------------------------------------------------------

Retained Earnings
Balance at beginning of period                                                 $302,000    $342,426
Net income (loss)                                                                 9,044      (3,722)
Repurchase of common stock and other                                                (17)     (7,392)
---------------------------------------------------------------------------------------------------
Balance at end of period                                                       $311,027    $331,312
---------------------------------------------------------------------------------------------------


Accumulated Other Comprehensive Income
Unrealized gains
  Balance at beginning of period                                               $124,236    $ 15,368
  Net unrealized holding gains arising during the period, net of taxes           24,413       1,023
---------------------------------------------------------------------------------------------------
  Balance at end of period                                                      148,649      16,391
Cumulative translation adjustment
  Balance at beginning of period                                                    222          --
  Cumulative translation adjustments, net of taxes                                  284          --
---------------------------------------------------------------------------------------------------
  Balance at end of period                                                          506          --
---------------------------------------------------------------------------------------------------
Balance at end of period                                                       $149,155    $ 16,391
---------------------------------------------------------------------------------------------------

Shareholders' Equity at End of Period                                          $985,094    $671,644
---------------------------------------------------------------------------------------------------

   See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                  ---------------------
                                                                                                     2001        2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                                  (dollars in thousands)
OPERATING ACTIVITIES
Net Income (Loss)                                                                                 $   9,044   $  (3,722)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities       13,095      (6,056)
-----------------------------------------------------------------------------------------------------------------------
        Net Cash Provided (Used) By Operating Activities                                             22,139      (9,778)
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                                       477,790     406,713
Proceeds from maturities of fixed maturities                                                         70,758      34,643
Cost of fixed maturities and equity securities purchased                                           (630,703)   (354,410)
Net change in short-term investments                                                                 25,801      14,000
Acquisition of insurance company, net of cash acquired                                                   --    (208,392)
Sale of insurance company shell, net of cash sold                                                        --      12,482
Other                                                                                                (5,592)     (7,945)
-----------------------------------------------------------------------------------------------------------------------
        Net Cash Used By Investing Activities                                                       (61,946)   (102,909)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt and convertible notes payable                                           147,943     370,000
Repayments and repurchases of long-term debt                                                       (332,239)   (126,488)
Issuance of common stock                                                                            197,991          --
Other                                                                                                   990      (4,206)
-----------------------------------------------------------------------------------------------------------------------
        Net Cash Provided By Financing Activities                                                    14,685     239,306
-----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                                    (25,122)    126,619
Exchange on foreign currency cash balances                                                             (499)       (489)
Cash and cash equivalents at beginning of period                                                    250,320     129,055
-----------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                                        $ 224,699   $ 255,185
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2001

1.  Principles of Consolidation

The consolidated balance sheet as of June 30, 2001, the related consolidated statements of operations and comprehensive income (loss) for the quarters and six months ended June 30, 2001 and 2000, the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

Certain reclassifications of prior year's amounts have been made to conform with 2001 presentations.

2.  Net Income (Loss) per share

Net income (loss) per share was determined by dividing net income (loss) by the applicable shares outstanding (in thousands):

                                                                 Quarter Ended            Six Months Ended
                                                                    June 30,                   June 30,
                                                             --------------------         ------------------
                                                               2001        2000            2001        2000
------------------------------------------------------------------------------------------------------------
Net income (loss), as reported (basic and diluted)           $  812      $(17,900)        $9,044     $(3,722)
------------------------------------------------------------------------------------------------------------

Average basic common shares outstanding                       8,603         7,344          8,187       6,540
Dilutive potential common shares                                 53            --             56          --
------------------------------------------------------------------------------------------------------------
   Average diluted shares outstanding                         8,656         7,344          8,243       6,540
------------------------------------------------------------------------------------------------------------

Because the Company reported a net loss for the quarter and six month period ended June 30, 2000, dilutive potential common shares were not included in the calculation of earnings per share.

3.  Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):


                                        Quarter Ended June 30,
------------------------------------------------------------------------
                                   2001                    2000
------------------------------------------------------------------------
                            Written      Earned     Written      Earned
Direct                     $343,324    $324,327   $ 299,876    $288,011
Assumed                      24,022      28,345      35,726      76,939
Ceded                       (88,453)    (92,119)   (104,995)    (83,291)
------------------------------------------------------------------------
  Net premiums             $278,893    $260,553   $ 230,607    $281,659
------------------------------------------------------------------------

                                    Six Months Ended June 30,
------------------------------------------------------------------------
                                   2001                    2000
------------------------------------------------------------------------
                            Written      Earned     Written      Earned
Direct                     $ 733,715   $ 643,550   $ 452,649   $ 429,212
Assumed                      100,571      75,696      42,311      96,539
Ceded                       (212,483)   (179,912)   (143,620)   (123,563)
------------------------------------------------------------------------
  Net premiums             $ 621,803   $ 539,334   $ 351,340   $ 402,188
------------------------------------------------------------------------

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $176.8 million and $68.5 million for the quarters ended June 30, 2001 and 2000, respectively, and $312.6 million and $94.4 million for the six months ended June 30, 2001 and 2000, respectively.

4. Company Obligated Mandatorily Redeemable Preferred Securities (8.71% Capital Securities)

On January 8, 1997, the Company arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of the Company's 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company's obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities.

5.  Convertible Notes Payable

During the second quarter of 2001, the Company issued $408 million face amount, $113 million net proceeds, of Liquid Yield Option Notes(TM) (LYONs). The LYONs are zero coupon senior notes convertible into Markel common shares under certain conditions. The issue price of $283.19 per LYON represented a yield to maturity of 4.25% per annum, with an initial conversion price of $243.53 per Markel common share. The final maturity of the LYONs is June 5, 2031. Contingent cash interest and contingent principal may be payable to the holders of the LYONs under certain circumstances.

Each $1,000 principal amount at maturity of the LYONs will be convertible into
1.1629 shares of Markel common stock upon the occurrence of any of the following events: if the closing price of Markel common shares on the New York Stock Exchange exceeds specified levels, if the credit rating of the LYON's is reduced below specified levels, if the Company calls the LYON's for redemption, or if the Company is party to certain mergers or consolidations.

Holders may require the Company to repurchase the LYONs on June 5th of 2002, 2004, 2006, 2011,

2016, 2021 and 2026 at their accreted value on these dates. The Company may choose to pay the purchase price for such repurchases in cash or common shares of the Company. The Company may redeem the LYONs for cash on or after June 5, 2006 at their accreted value.

During the second quarter of 2001, the Company used a portion of the LYON's net proceeds to repay $100 million of balances outstanding under its revolving credit facility.

6.  Other Comprehensive Income

Other comprehensive income is composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains (losses) included in net income. Other comprehensive income also includes foreign currency translation adjustments subsequent to the acquisition of Markel International in March of 2000. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $8.8 million and $15.9 million for the quarter and six months ended June 30, 2001 and $(2.8) million and $(1.0) million for the same periods in 2000. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income was $(0.9) million and $2.7 million for the quarter and six months ended June 30, 2001, respectively and $(3.5) million and $(1.5) million for the same periods in 2000. The related tax expense on the currency translation adjustments was $2.4 million and $0.2 million for the quarter and six months ended June 30, 2001.

7.  Acquisition

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

Effective March 30, 2001 the CVRs issued in connection with the acquisition of Markel International were extinguished pursuant to the terms of the Contingent Value Rights Agreement (the Agreement). Under the Agreement the CVRs were automatically extinguished when the Current Market Value, as defined by the Agreement, of the Company's common stock, was greater than or equal to the target price of $185 per share. The Current Market Value of the Company's common stock exceeded $185 per share during the 20 consecutive trading day period ended as of the close of trading on the New York Stock Exchange on March 30, 2001.

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

                                          Six Months Ended
                                              June 30,
                                          ----------------
                                                2000
----------------------------------------------------------
Total operating revenues                     $ 624,114
Net income (loss)                              (29,822)
----------------------------------------------------------
Net income (loss) per share
  Basic                                      $   (4.06)
  Diluted                                    $   (4.06)
----------------------------------------------------------

b) The following summary reconciles cash paid for the acquisition of Markel International (dollars in thousands).

Fair value of assets acquired, net of cash acquired    $ 2,856,825
Fair value of liabilities assumed                       (2,353,303)
Common stock and other equity issued                      (295,130)
------------------------------------------------------------------
  Net cash paid for acquisition                            208,392
Cash acquired in acquisition                               154,883
------------------------------------------------------------------
  Cash paid for acquisition                            $   363,275
------------------------------------------------------------------

8.  Segment Reporting Disclosures

Markel North America includes the Excess and Surplus Lines and Specialty Admitted segments. Markel International includes two operating segments: the London Company Market and the Lloyd's Market. Markel International's results have been included in the Company's operating results since the date of acquisition. Prior year amounts have been reclassified to conform with 2001 presentations.

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

a)  Following is a summary of segment disclosures:

                               Segment Revenues
  Quarter Ended June 30,                            Six Months Ended June 30,
-----------------------------------------------------------------------------
     2001        2000      (dollars in thousands)        2001       2000
-----------------------------------------------------------------------------
   $118,174   $ 81,956    Excess and Surplus Lines     $227,969   $159,474
     32,743     29,134    Specialty Admitted             64,246     56,936
     20,933     52,878    London Company Market          58,293     57,075
     72,858     55,815    Lloyd's Market                140,108     60,322
     39,539     33,989    Investing                      93,464     62,340
     15,845     61,876    Other (Discontinued Lines)     48,718     68,381
-----------------------------------------------------------------------------
   $300,092   $315,648    Total                        $632,798   $464,528
=============================================================================

                             Segment Profit (Loss)

   Quarter Ended June 30,                           Six Months Ended June 30,
-----------------------------------------------------------------------------
     2001        2000      (dollars in thousands)        2001       2000
-----------------------------------------------------------------------------
   $  2,285   $    (72)   Excess and Surplus Lines     $  8,432   $  3,862
        195      1,761    Specialty Admitted               (397)     3,474
     (1,363)    (7,232)   London Company Market          (8,634)    (8,982)
    (12,487)   (12,413)   Lloyd's Market                (18,336)   (13,684)
     39,539     33,989    Investing                      93,464     62,340
     (8,059)   (17,777)   Other (Discontinued Lines)    (18,042)   (20,244)
-----------------------------------------------------------------------------
   $ 20,110   $ (1,744)   Total                        $ 56,487   $ 26,766
=============================================================================

                                Combined Ratios
   Quarter Ended June 30,                           Six Months Ended June 30,
-----------------------------------------------------------------------------
     2001        2000      (dollars in thousands)        2001       2000
-----------------------------------------------------------------------------
         98%       100%   Excess and Surplus Lines           96%        98%
         99%        94%   Specialty Admitted                101%        94%
        107%       114%   London Company Market             115%       116%
        117%       122%   Lloyd's Market                    113%       123%
        151%       129%   Other (Discontinued Lines)        137%       130%
-----------------------------------------------------------------------------
        107%       113%   Consolidated                      107%       109%
=============================================================================

                     Segment Assets (dollars in thousands)

                                       June 30,
                                -----------------------
                                   2001         2000
-------------------------------------------------------
Investing                       $3,199,345   $2,906,689
Other                            2,545,867    2,358,523
-------------------------------------------------------
 Total                          $5,745,212   $5,265,212
=======================================================

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                          Quarter Ended          Six Months Ended
                                             June 30,               June 30,
                                       --------------------    --------------------
                                         2001        2000        2001        2000
-----------------------------------------------------------------------------------
Operating Revenues
 Segment revenues                      $300,092    $315,648    $632,798    $464,528
 Other                                       --          47          --          94
-----------------------------------------------------------------------------------
 Total Operating Revenues              $300,092    $315,695    $632,798    $464,622
===================================================================================

-----------------------------------------------------------------------------------
Income (loss)  before income taxes
 Segment profit (loss)                 $ 20,110    $ (1,744)   $ 56,487    $ 26,766
 Unallocated amounts
  Amortization expense                   (7,692)     (7,184)    (15,384)     (8,777)
  Interest expense                      (10,883)    (14,985)    (26,029)    (22,257)
  Other                                      --          47          --          94
-----------------------------------------------------------------------------------
 Income (Loss) Before Income Taxes     $  1,535    $(23,866)   $ 15,074    $ (4,174)
===================================================================================

9.  Derivative Financial Instruments

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

The Company has entered into forward foreign exchange contracts which have been designated as hedges of net investments in foreign operations. The contracts are recorded at fair value, with the change in fair value recorded in cumulative translation adjustments (CTA) to the extent the change is equal to or less than the offsetting adjustment recorded in CTA that arose by translating the hedged foreign operation's financial statements to the Company's reporting currency. To the extent the change in the fair value of the forward contracts is greater than the adjustment of the net investment, it is included in earnings.

At June 30, 2001, the Company held positions in forward foreign exchange contracts with an aggregate notional amount of $55.3 million to buy United Kingdom Sterling. Contracts mature in June of 2002. The fair value of the unsettled forward contracts was a cumulative loss of $2.1 million at June 30, 2001 and was included in Other Liabilities on the accompanying consolidated balance sheets. The change in the fair value of the forward contracts for the quarter and the six month period ended June 30, 2001 was a loss of $1.7 million and $5.0 million, respectively. For the quarter and six month period of 2001, $1.9 million of the change in fair value of the forward contracts was included in earnings with the difference included in CTA.

The Company held $222.4 million and $242.0 million of corporate bonds with embedded put options as of June 30, 2001 and December 31, 2000, respectively. These embedded derivatives are clearly and closely related to the host contracts and therefore are not accounted for separately under SFAS No. 133 as amended.

In March 2001 the Company entered into a $50 million notional amount interest rate swap to hedge interest rate risk associated with a portion of its variable rate revolving credit facility. Under the interest rate swap agreement, the Company pays 4.70% fixed interest and receives three month LIBOR. The swap expires March 26, 2002. During the second quarter of 2001, the hedged debt was repaid. Accordingly the swap was recorded at fair value with changes in fair value recognized in earnings. The fair value of the swap at June 30, 2001 was a liability of $0.3 million all of which was recognized in earnings during the second quarter of 2001.

The contingent cash interest and contingent principal features of the LYON's are embedded derivatives required to be accounted for separately under SFAS No. 133 as amended. The fair value of the contingent cash interest and the contingent principal features at June 30, 2001 and the change in the fair value since issuance in June of 2001 were not material.

10. Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court for the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. The Company believes it has numerous defenses to these claims, including the defense that the alleged reinsurance agreements were not valid. The Company intends to vigorously defend this matter; however, it cannot predict the outcome at this time.

On May 29, 2001 Reliance Insurance Company was placed in rehabilitation by the Pennsylvania Insurance Department. At June 30, 2001 and December 31, 2000, Reliance Insurance Company and its affiliates owed the Company approximately $33.4 million in reinsurance recoverables for paid and unpaid losses. These balances were considered in the normal course of assessing the collectability of reinsurance recoverables.

The Company has other contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company's financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Quarter and Six Months ended June 30, 2001 compared to Quarter and Six Months ended June 30, 2000

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

Following is a comparison of gross premium volume by significant underwriting area:

                                 Gross Premium Volume
  Quarter Ended June 30,                            Six Months Ended June 30,
-----------------------------------------------------------------------------
     2001       2000       (dollars in thousands)        2001       2000
-----------------------------------------------------------------------------
   $194,155   $140,872    Excess and Surplus Lines     $376,414   $262,556
     41,324     34,745    Specialty Admitted             74,938     61,499
     29,500     38,696    London Company Market          85,262     42,626
    102,119     83,485    Lloyd's Market                281,082     87,006
        248     37,804    Other (Discontinued Lines)     16,590     41,273
-----------------------------------------------------------------------------
   $367,346   $335,602    Total                        $834,286   $494,960
=============================================================================

Gross premium volume was $367.3 million for the second quarter and $834.3 million for the six month period in 2001 compared to $335.6 million and $495.0 million, respectively, for the same periods of 2000. Gross premium volume for 2000 included Markel International since its acquisition on March 24, 2000. Discontinued Lines consisted primarily of discontinued Markel International programs.

Markel North America gross written premiums for the second quarter and six month period increased 34% and 39%, respectively, due to increased submission activity and price increases across all business units. Excess and Surplus Lines gross premium volume increased 38% to $194.2 million in the second quarter of 2001 from $140.9 million a year ago. For the six month period, gross premium volume increased 43% to $376.4 million in

2001 from $262.6 million in 2000. The growth in both periods was due to increased submission activity in most programs, price increases and new programs. The most significant area of growth in both periods were in the Brokered Excess and Surplus Lines unit. Premium volume for the Brokered Excess and Surplus Lines unit grew 52% to $57.5 million for the second quarter of 2001 compared to $37.9 million for the same period in 2000. For the six month period, premium volume for the Brokered Excess and Surplus Lines unit grew 66% to $115.0 million in 2001 from $69.3 million in the prior year.

Specialty Admitted Lines gross premium volume in the second quarter of 2001 increased 19% to $41.3 million compared to $34.7 million in 2000. For the six month period of 2001, gross premium volume increased 22% to $74.9 million in 2001 from $61.5 million in the prior year. The increase in both periods was primarily due to higher submissions, new programs and price increases.

In the second quarter of 2001, Markel International's gross premium volume increased 8% to $131.6 million from $122.2 million in 2000. Gross premium volume for the six months ended June 30, 2001 was $366.3 million compared to $129.6 million for the same period of 2000. The increase for the second quarter was primarily due to a 22% increase in gross premium volume for the Lloyd's Market due to growth in marine and energy writings partially offset by a 24% decrease in premium volume in the London Company Market due to the discontinuance of unprofitable programs. The increase in gross written premium for the six month period of 2001 was primarily due the inclusion of Markel International for the entire period of 2001.

Beginning in late 1999, signs of market hardening, that is stricter coverage terms and higher prices, began to emerge in the United States. Markel North America's submissions and premium writings have increased substantially during 2001. In many product lines, prices are increasing for the first time in many years. The Company anticipates that the North American insurance market will continue to tighten and provide a favorable environment for growth in its domestic operations. Markel International remained on target to produce between $600 million and $650 million of gross premium volume in 2001. Although at a slower pace than in the United States, the pricing environment in the London Market is improving. Premium volume may vary significantly with the Company's decision to alter its product concentration to maintain or improve underwriting profitability.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 76% in the second quarter of 2001 compared to 69% in 2000. Net retention of gross premium volume for the six month period increased to 75% compared to 71% in 2000. The increase in retention rate in both periods was primarily due to lower retentions for Markel International during the comparable periods of 2000 as a result of the purchase in 2000 of additional reinsurance on certain of its discontinued lines of business.

Total operating revenues for the second quarter of 2001 were $300.1 million compared to $315.7 million in the prior year. For the six month period, operating revenues rose to $632.8 million from $464.6 million in 2000. The decrease in operating revenues for the second quarter was primarily attributed to lower earned premium for Markel International and for Discontinued Lines offset in part by higher earned premium for Markel North America. The increase for the six month period was primarily due to the inclusion of Markel International results for the entire six month period of 2001 and to higher earned premium for Markel North America.

Following is a comparison of earned premiums by significant underwriting area:


                                 Earned Premiums
  Quarter Ended June 30,                            Six Months Ended June 30,
-----------------------------------------------------------------------------
     2001        2000      (dollars in thousands)        2001       2000
-----------------------------------------------------------------------------
   $118,174   $ 81,956    Excess and Surplus Lines     $227,969   $159,474
     32,743     29,134    Specialty Admitted             64,246     56,936
     20,933     52,878    London Company Market          58,293     57,075
     72,858     55,815    Lloyd's Market                140,108     60,322
     15,845     61,876    Other (Discontinued Lines)     48,718     68,381
-----------------------------------------------------------------------------
   $260,553   $281,659    Total                        $539,334   $402,188
=============================================================================

Second quarter earned premiums were $260.6 million compared to $281.7 million in 2000. Six month earned premiums were $539.3 million compared to $402.2 million in 2000. Earned premiums for Markel North America rose 36% and 35%, respectively, in the second quarter and six month period of 2001 compared to the same periods of 2000. The increase in both periods was primarily due to growth in Excess and Surplus Lines earned premiums due to increased gross premium volume. Markel International's earned premiums decreased 14% for the second quarter of 2001 while its earned premiums increased 69% for the six months ended June 30, 2001. The decrease for the second quarter of 2001 was primarily due to lower earned premiums in the London Company Market due to the cancellation of unprofitable programs partially offset by higher earned premiums in the Lloyd's Market due to higher gross premium volume. The increase in earned premiums for the six month period of 2001 was primarily due the inclusion of Markel International for the entire period of 2001. Other earned premiums decreased in both periods of 2001 due to the run off of discontinued lines at Markel International.

Second quarter 2001 net investment income was $42.1 million compared to $43.8 million in the prior year. The decrease was due to lower investment yields partially offset by a larger investment portfolio. Net investment income for the six month period rose to $85.7 million from $66.7 million in 2000. The increase was due to the acquisition of Markel International.

In the second quarter, the Company incurred $2.6 million of net realized losses compared to $9.8 million of net losses in 2000. For the six month period of 2001, net realized investment gains were $7.8 million compared to net losses of $4.3 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total operating expenses for the second quarter were $287.7 million compared to $324.6 million in 2000. Total operating expenses for the six month period were $591.7 million compared to $446.5 million a year ago. The decrease in operating expenses in the second quarter of 2001 was primarily due to lower variable costs associated with lower earned premiums and lower underwriting losses for Markel International and Discontinued Lines compared to the same period of 2000. The increase for the six month period was primarily due to the acquisition of Markel International which occurred March 24, 2000.

Following is a comparison of selected data from the Company's operations (dollars in thousands):


                                                        Quarter Ended          Six Months Ended
                                                           June 30,                June 30,
                                                     --------------------    --------------------
                                                       2001        2000        2001        2000
-------------------------------------------------------------------------------------------------
Gross premium volume                                 $367,346    $335,602    $834,286    $494,960
Net premiums written                                 $278,893    $230,607    $621,803    $351,340
Net retention                                              76%         69%         75%         71%
Earned premiums                                      $260,553    $281,659    $539,334    $402,188
Losses and loss adjustment expenses                  $183,486    $220,593    $382,531    $293,652
Underwriting, acquisition and insurance expenses     $ 96,496    $ 96,799    $193,780    $144,110
Underwriting loss                                    $(19,429)   $(35,733)   $(36,977)   $(35,574)

U.S. GAAP ratios
Loss ratio                                                 70%         78%         71%         73%
Expense ratio                                              37%         35%         36%         36%
-------------------------------------------------------------------------------------------------
Combined ratio                                            107%        113%        107%        109%
-------------------------------------------------------------------------------------------------

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a combined ratio of 107% in the second quarter of 2001 compared to a combined ratio of 113% in the second quarter of 2000. For the six month period of 2001, the Company reported a combined ratio of 107% compared to 109% for the same period of 2000. The Company's underwriting loss in both periods was primarily due to underwriting losses at Markel International and in Discontinued Lines, partially offset by continued underwriting profits in Markel North America. The improvement in the combined ratios for both periods was primarily due to improved underwriting performance for Markel International and lower underwriting losses in Discontinued Lines.

Markel North America continued to produce solid underwriting profits in the quarter and six month period ended June 30, 2001. Markel North America's core underwriting units reported a combined ratio of 98% for the second quarter and 97% for the six month period of 2001 compared to 99% and 97%, respectively, for the same periods of 2000. In the second quarter of 2001, underwriting losses at the Brokered Excess and Surplus Lines unit, caused by unfavorable reserve development, were offset by strong performance in the other Markel North America units. Unfavorable development emerged in Brokered Excess and Surplus Lines' 1997 to 1999 long-tail casualty and excess and umbrella programs and its discontinued New York contractors program. Price increases and risk selection changes have been implemented to improve the unit's underwriting results. All Markel North America units benefited from an improved pricing environment.

The combined ratio for Excess and Surplus Lines decreased to 98% and 96%, respectively, for the second quarter and six month period of 2001 from 100% and 98%, respectively, for the same periods of 2000. The decrease in the combined ratio for both periods of 2001 was primarily attributed to lower expense ratios for all operating units in the segment due to higher premium volume offset in part by unfavorable reserve development in the Brokered Excess and Surplus Lines unit. The combined ratio for Specialty Admitted was 99% and 101%, respectively, for the second quarter and six month period of 2001 compared to combined ratios of 94% in both periods of 2000. The increase in both periods of 2001 was the result of lower favorable loss reserve development partially offset by an improved expense ratio due to higher volume.

Markel International's combined ratio improved for the quarter and six month period of 2001 compared to the same periods in the prior year. However, Markel International's combined ratio increased to 115% in the second quarter of 2001 compared to 112% in the first quarter of 2001 primarily due to a higher expense ratio. Premium volume has fallen by design as the Company has reunderwritten Markel International's book of business. However, the Company has not reduced Markel International's expenses in-line with planned premium reductions. Examples of costs leading to Markel International's higher expense ratio were severance, office relocation and program runoff costs. The Company will continue working to align Markel International's expenses with its premium writings and to establish an organizational structure that is able to take full advantage of market opportunities. As of January 1, 2002, the Company will consolidate its syndicates at Lloyd's into one syndicate and will reorganize all underwriting units by product area. These initiatives are designed to enable Markel International to reduce costs and strengthen underwriting focus.

For the second quarter of 2001, the combined ratio for the London Company Market and Lloyd's Market was 107% and 117%, respectively, compared to 114% and 122%, respectively, for the same period of 2000. The combined ratio for the London Company Market and Lloyd's Market was 115% and 113%, respectively, for the six months of 2001 compared to 116% and 123%, respectively, for the same period of 2000. The improvement in both segments for both periods of 2001 was primarily due to lower loss ratios partially offset by higher expense ratios.

The underwriting loss from Discontinued Lines decreased in the second quarter and six month periods of 2001 to $8.1 million and $18.0 million, respectively, compared to $17.8 million and $20.2 million, respectively, in 2000. As Markel International's discontinued programs run off, the negative impact of Discontinued Lines should decrease. At June 30, 2001 there was approximately $31 million of Discontinued Lines unearned premiums remaining on the Company's balance sheet.

Management continues to monitor claims and reinsurance experience on Markel International's pre-acquisition business and Gryphon discontinued lines. The Company also continues to closely monitor recent unfavorable development at its Brokered Excess and Surplus Lines unit. The Company believes that its reserves are adequate; however adverse experience is possible and could result in reserve increases in the future.

Amortization of intangible assets was $7.7 million in the second quarter of 2001 compared to $7.2 million last year. For the six month period ended June 30, 2001, amortization of intangible assets was $15.4 million compared to $8.8 million in 2000. The increase for the six month period was due to the amortization of goodwill and other intangibles from the Markel International acquisition.

Interest expense was $10.9 million in the second quarter of 2001 compared to $15.0 million in 2000. The decrease for the second quarter was due to a reduction in the Company's long-term debt. During the first quarter of 2001, the Company used proceeds of the February 2001 common stock offering and other cash from operations to repay $227 million of long-term debt. Interest expense was $26.0 million for the six month period of 2001 compared to $22.3 million last year. The increase was a result of increased borrowings related to the acquisition of Markel International.

The Company reported tax expense of 47% and 40%, respectively, for the second quarter and six month period of 2001 compared to tax benefit of 25% and 11% in 2000. The increase was primarily due to the increase in nondeductible goodwill amortization and other nondeductible costs as a result of the Markel International acquisition. After its acquisition by the Company, Markel International became subject to taxation in the United States.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of net realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets and any nonrecurring items (earnings for core operations). Although earnings from core operations does not replace operating income or net income computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management focuses on this performance measure because it reduces the variability in results associated with net realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. Second quarter income from core operations was $1.06 per share compared to a loss from core operations of $.71 per share in 2000. For the six months of 2001, income from core operations was $2.11 per share compared to income from core operations of $1.06 per share in the prior year. The improved results for both periods of 2001 were due primarily to lower underwriting losses from Discontinued Lines and Markel International.

Comprehensive income was $2.69 per share for the second quarter of 2001 compared to a comprehensive loss of $2.29 per share in 2000. The increase was due to higher net income, the increased market value of the Company's investment portfolio and favorable currency translation adjustments. For the six month period ended June 30, 2001, comprehensive income was $4.09 per share compared to a loss of $0.41 per share in 2000. The increase in 2001 was primarily due to the increased market value of the Company's investment portfolio and higher net income.

Financial Condition as of June 30, 2001

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

The Company's invested assets and cash and cash equivalents were $3.2 billion at June 30, 2001 compared to $3.1 billion at December 31, 2000.

For the six month period ended June 30, 2001, the Company reported net cash provided by operating activities of $22.1 million, compared to net cash used by operating activities of $9.8 million for the same period in 2000. The increase in cash provided by operations was primarily due to a $42.9 million improvement in operating cash flow from Markel North America operations due to higher gross premium volume and a $8.5 million improvement in cash flow from Markel International operations due to lower underwriting losses partially offset by an additional $19.5 million of cash outflows for Gryphon's discontinued programs. As discontinued programs run off at Markel International and at Gryphon, the Company anticipates that operating cash flows will improve.

For the six month period ended June 30, 2001, the Company reported net cash used by investing activities of $61.9 million compared to $102.9 million in 2000. The difference was primarily the result of the Company's acquisition of Markel International during 2000.

For the six month period ended June 30, 2001, the Company reported net cash provided by financing activities of $14.7 million compared to $239.3 million in 2000. On February 27, 2001, the Company issued 1,288,940 shares of common stock and received net proceeds of approximately $198 million. The common stock was sold pursuant to the Company's shelf registration statement covering the issuance from time to time of approximately $400 million of various securities by the Company. Net proceeds from the offering along with other cash from operations were used to repay and retire outstanding debt of approximately $227 million during the first quarter of 2001. During the second quarter of 2001, the Company issued $408 million face amount, $113 million net proceeds, of Liquid Yield Option Notes(TM) (LYONs). The LYONs are zero coupon senior notes convertible into the Company's common stock under certain conditions. Contingent cash interest and contingent principal may be payable in certain circumstances and the LYON's holders may require the Company to repurchase the LYONs at specified anniversary dates. During the second quarter, the Company used a portion of the LYON's net proceeds to repay $100 million of balances outstanding under its revolving credit facility. During the six months of 2000, the net cash provided by financing activities was primarily due to borrowings under the Company's revolving credit facility used to fund a portion of the Markel International acquisition.

Shareholders' equity at June 30, 2001 was $985.1 million compared to $752.4 million at December 31, 2000.

Book value per common share was $114.29 at June 30, 2001, compared to $102.63 at December 31, 2000. The increases were primarily due to the Company's common stock offering in February 2001.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $357.3 million and unamortized identifiable intangible assets in the amount of $14.9 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $15.7 million and $9.6 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

The Company's market risks at June 30, 2001 have not materially changed from those identified at December 31, 2000.

Safe Harbor Statement

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. The Company's anticipated premium writings are based on current knowledge and assume no significant changes in products, personnel or adverse changes in market conditions. Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves. The Company continues to closely monitor reinsurance programs and exposures. Adverse experience in these programs could lead to additional charges. Regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. Economic conditions and interest rate volatility can have significant impact on the market value of fixed maturity and equity investments and foreign currency exchange rates. The Company's premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors. Additional factors which could affect the Company are discussed in the Company's reports on Forms 8-K, 10-Q and 10-K.

PART II. OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

The Corporation's Annual Meeting was held on May 16, 2001, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection by the Board of Directors of KPMG LLP as the Company's independent auditors for the year ending December 31, 2001. The results of the meeting were as follows:

Election of Directors                For                 Withheld
---------------------                ---                 --------
Alan I. Kirshner                  7,310,332              467,580
Anthony F. Markel                 7,304,975              472,937
Steven A. Markel                  7,737,757               40,155
Darrell D. Martin                 7,306,723              471,189
Mark J. Byrne                     7,559,288              218,624
Douglas E. Eby                    7,737,737               40,175
Thomas S. Gayner                  7,305,984              471,928
Leslie A. Grandis                 7,555,070              222,842
Stewart M. Kasen                  7,740,542               37,370
Gary L. Markel                    7,563,132              214,780

Ratification of Selection of Auditors:

                                                     Abstentions and Brokers
          For                      Against                  Non-Votes
          ---                      -------                  ---------
       7,753,930                    11,050                   12,932

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b)(1) On May 30, 2001, the Company filed a report on Form 8-K reporting under
Item 5 that the Company entered into an Underwriting Agreement to provide for the sale of $355,000,000 aggregate principal at maturity of Liquid Yield Option Notes (TM) due 2031 (LYONs).

(b)(2) On June 12, 2001, the Company filed a report on Form 8-K reporting under
Item 5 that the underwriter for the recently completed offering of LYONs exercised and closed on its over allotment option to acquire an additional $53,000,000 aggregate principal amount at maturity of LYONs.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of August, 2001.

                                           The Company



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

                                 Exhibit Index

Number         Description
  3(i)         Amended and Restated Articles of Incorporation, as amended (3.1)a
  3(ii)        Bylaws, as amended (3.2)b
  4            The registrant hereby agrees to furnish to the Securities and
               Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance
               Sheet of the registrant at June 30, 2001 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.


a. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2000.

b. Incorporated by reference from Exhibit 4.2 to S-4 Registration Statement No. 333-88609, dated October 7, 1999