Form 10-Q
period 2001-09-30
MARKEL CORP
filed 2001-11-02
CIK 1096343

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

or

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

Yes [X]   No [_]

Number of shares of the registrant's common stock outstanding at October 30, 2001: 8,619,000

                              Markel Corporation
                                   Form 10-Q

                                     Index


PART I. FINANCIAL INFORMATION                                                             Page Number
Item 1. Financial Statements

         Consolidated Balance Sheets--
         September 30, 2001 and December 31, 2000                                              3

         Consolidated Statements of Operations and Comprehensive Income (Loss)--
         Quarters and Nine Months Ended September 30, 2001 and 2000                            4

         Consolidated Statements of Changes in Shareholders' Equity--                          5
         Nine Months Ended September 30, 2001 and 2000

         Consolidated Statements of Cash Flows--
         Nine Months Ended September 30, 2001 and 2000                                         6

         Notes to Consolidated Financial Statements--                                          7
         September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
operations                                                                                    14

Item 3. Quantitative and Qualitative Disclosures About Market Risk                            22

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                      23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                          September 30,     December 31,

                                                                                                   2001             2000
------------------------------------------------------------------------------------------------------------------------
                                                                                                  (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
   Fixed maturities (cost of $2,437,208 in 2001 and $2,322,616 in 2000)                     $ 2,555,732      $ 2,374,008
   Equity securities (cost of $339,944 in 2001 and $291,385 in 2000)                            475,327          431,126
   Short-term investments (estimated fair value approximates cost)                               68,446           80,710
------------------------------------------------------------------------------------------------------------------------
   Total Investments, Available-For-Sale                                                      3,099,505        2,885,844
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                       199,025          250,320
Receivables                                                                                     228,503          223,114
Accrued premium income                                                                          148,453          160,048
Reinsurance recoverable on unpaid losses                                                      1,410,350          989,470
Reinsurance recoverable on paid losses                                                          183,698          114,963
Deferred policy acquisition costs                                                               157,403          130,644
Prepaid reinsurance premiums                                                                    167,020          139,272
Intangible assets                                                                               379,715          402,999
Other assets                                                                                    198,271          176,479
------------------------------------------------------------------------------------------------------------------------
   Total Assets                                                                             $ 6,171,943      $ 5,473,153
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                  $ 3,602,076      $ 3,037,006
Unearned premiums                                                                               786,800          701,663
Payables to insurance companies                                                                 195,596          138,242
Convertible notes payable (estimated fair value of $117,555)                                    114,656               --
Long-term debt (estimated fair value of $274,548 in 2001 and $569,127 in 2000)                  277,125          573,111
Other liabilities                                                                               135,025          120,759
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
   Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
   of Markel Corporation (estimated fair value of $112,500 in 2001
   and $130,742 in 2000)                                                                        150,000          150,000
------------------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                                          5,261,278        4,720,781
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Common stock                                                                                 525,777          325,914
   Retained earnings                                                                            219,999          302,000
   Accumulated other comprehensive income
        Net unrealized holding gains on fixed maturities and equity securities,
              net of taxes of $88,868 in 2001 and $66,897 in 2000                               165,039          124,236
        Cumulative translation adjustments, net of tax benefit of $81 in 2001
              and tax expense of $120 in 2000                                                      (150)             222
------------------------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                                   910,665          752,372
------------------------------------------------------------------------------------------------------------------------

   Total Liabilities and Shareholders' Equity                                               $ 6,171,943      $ 5,473,153
========================================================================================================================

See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

      Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                                   Quarter Ended             Nine Months Ended
                                                                    September 30,              September 30,
                                                             --------------------------   ---------------------------
                                                                 2001          2000           2001           2000
---------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                              $   327,522    $   253,156    $   866,856    $   655,344
Net investment income                                             42,243         44,136        127,937        110,818
Net realized gains (losses) from investment sales                  8,508            880         16,278         (3,462)
Other                                                                 --             47             --            141
---------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                   378,273        298,219      1,011,071        762,841
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                              370,419        218,231        752,950        511,883
Underwriting, acquisition and insurance expenses                 117,933         92,185        311,713        236,295
Amortization of intangible assets                                  7,712          7,202         23,096         15,979
---------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                   496,064        317,618      1,087,759        764,157
---------------------------------------------------------------------------------------------------------------------
      Operating Loss                                            (117,791)       (19,399)       (76,688)        (1,316)
Interest expense                                                  11,782         14,978         37,811         37,235
---------------------------------------------------------------------------------------------------------------------
      Loss Before Income Taxes                                  (129,573)       (34,377)      (114,499)       (38,551)
Income tax benefit                                               (38,548)       (18,728)       (32,518)       (19,180)
---------------------------------------------------------------------------------------------------------------------
      Net Loss                                               $   (91,025)   $   (15,649)   $   (81,981)   $   (19,371)
=====================================================================================================================

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities, net of taxes
      Net holding gains arising during the period            $    21,920    $    43,375    $    51,384    $    41,575
      Less reclassification adjustments for gains (losses)
          included in net loss                                    (5,530)          (572)       (10,581)         2,251
---------------------------------------------------------------------------------------------------------------------
      Net unrealized gains                                        16,390         42,803         40,803         43,826
Currency translation adjustments, net of taxes                      (656)        (3,368)          (372)        (3,368)
=====================================================================================================================
      Total Other Comprehensive Income                            15,734         39,435         40,431         40,458
---------------------------------------------------------------------------------------------------------------------
      Comprehensive Income (Loss)                            $   (75,291)   $    23,786    $   (41,550)   $    21,087
=====================================================================================================================

NET LOSS PER SHARE
      Basic                                                  $    (10.58)   $     (2.15)   $     (9.85)   $     (2.85)
      Diluted                                                $    (10.58)   $     (2.15)   $     (9.85)   $     (2.85)
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                      ----------------------------
                                                                                                         2001            2000
      ----------------------------------------------------------------------------------------------------------------------------
                                                                                                         (dollars in thousands)
      Common Stock
      Balance at beginning of period                                                                  $  325,914      $     25,625
      Issuance of common stock and other equity                                                          199,863           299,088
      ----------------------------------------------------------------------------------------------------------------------------
      Balance at end of period                                                                        $  525,777       $   324,713
      ----------------------------------------------------------------------------------------------------------------------------

      Retained Earnings
      Balance at beginning of period                                                                  $  302,000        $  342,426
      Net loss                                                                                           (81,981)          (19,371)
      Repurchase of common stock and other                                                                   (20)          (12,830)
      -----------------------------------------------------------------------------------------------------------------------------
      Balance at end of period                                                                        $  219,999        $  310,225
      ------------------------------------------------------------------------------------------------------------------------------

      Accumulated Other Comprehensive Income
      Unrealized gains
            Balance at beginning of period                                                             $ 124,236        $   15,368
            Net unrealized holding gains arising during the period, net of taxes                          40,803            43,826
      ----------------------------------------------------------------------------------------------------------------------------
            Balance at end of period                                                                     165,039            59,194
      Cumulative translation adjustment
            Balance at beginning of period                                                                   222                --
            Translation adjustments, net of taxes                                                           (372)           (3,368)
      -----------------------------------------------------------------------------------------------------------------------------
            Balance at end of period                                                                        (150)           (3,368)
      -----------------------------------------------------------------------------------------------------------------------------
      Balance at end of period                                                                         $ 164,889        $   55,826
      ----------------------------------------------------------------------------------------------------------------------------

      Shareholders' Equity at End of Period                                                            $ 910,665         $ 690,764
      ============================================================================================================================

      See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                 ----------------------------
                                                                                                    2001              2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (dollars in thousands)
OPERATING ACTIVITIES
Net Loss                                                                                         $  (81,981)       $  (19,371)
Adjustments to reconcile net loss to net cash provided by operating activities                      169,421            46,142
-----------------------------------------------------------------------------------------------------------------------------
       Net Cash Provided By Operating Activities                                                     87,440            26,771
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                                       616,654           688,922
Proceeds from maturities of fixed maturities                                                        102,116            51,547
Cost of fixed maturities and equity securities purchased                                           (874,611)         (726,305)
Net change in short-term investments                                                                 12,264            13,800
Acquisition of insurance company, net of cash acquired                                                   --          (208,040)
Sale of insurance company shell, net of cash sold                                                        --            12,482
Other                                                                                                (8,500)          (10,774)
-----------------------------------------------------------------------------------------------------------------------------
       Net Cash Used By Investing Activities                                                       (152,077)         (178,368)
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt and convertible notes payable                                           147,943           370,000
Repayments and repurchases of long-term debt                                                       (332,236)         (126,488)
Issuance of common stock                                                                            197,991                --
Other                                                                                                  (201)           (9,224)
-----------------------------------------------------------------------------------------------------------------------------
       Net Cash Provided By Financing Activities                                                     13,497           234,288
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                                    (51,140)           82,691
Exchange on foreign currency cash balances                                                             (155)             (799)
Cash and cash equivalents at beginning of period                                                    250,320           129,055
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                       $  199,025        $  210,947
=============================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - September 30, 2001

1.   Principles of Consolidation

The consolidated balance sheet as of September 30, 2001, the related consolidated statements of operations and comprehensive income (loss) for the quarters and nine months ended September 30, 2001 and 2000, the consolidated statements of changes in shareholders' equity and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

Certain reclassifications of prior year amounts have been made to conform with 2001 presentations.

2.   World Trade Center and Other Events of September 11, 2001

The Company's 2001 third quarter and nine months results reflected $75.0 million of estimated losses, net of approximately $250 million of reinsurance recoverables, related to the terrorist attack on the World Trade Center and other related events of September 11, 2001 (WTC). Markel International's, Markel North America's and Discontinued Lines' WTC provisions were $70.8 million, $1.5 million and $2.7 million, respectively. The Company has used many loss estimation techniques including detailed policy level reviews, the use of catastrophe modeling software, direct contact with insureds and brokers and sensitivity analysis to possible coverage scenarios in order to develop its estimated WTC exposure. The Company has also completed a detailed review of its reinsurance recoverables related to its potential WTC losses. Approximately 98% of the estimated reinsurance recoverables are due from reinsurers rated "A-" or better by A.M. Best or Standard and Poor's. The Company's gross and net WTC loss estimates include a margin for underestimation of claims, reinsurance reinstatement premiums and potentially uncollectable reinsurance. New information concerning potential losses and coverage emerges daily. While the Company believes that its WTC reserve is adequate, adverse development is possible.

3.   Net Loss per share

Net loss per share was determined by dividing net loss by the applicable shares outstanding (in thousands):

                                                                  Quarter Ended                    Nine Months Ended
                                                                  September 30,                       September 30,
                                                           -----------------------------       ----------------------------
                                                              2001               2000             2001              2000
---------------------------------------------------------------------------------------------------------------------------
Net loss, as reported (basic and diluted)                  $  (91,025)        $ (15,649)       $ (81,981)        $ (19,371)
===========================================================================================================================

Average basic common shares outstanding                         8,605             7,288            8,327             6,793
Dilutive potential common shares                                   --                --               --                --
---------------------------------------------------------------------------------------------------------------------------
     Average diluted shares outstanding                         8,605             7,288            8,327             6,793
===========================================================================================================================

Because the Company reported a net loss for the quarter and nine month periods ended September 30, 2001 and

2000, dilutive potential common shares were not included in the calculation of earnings per share.

4.   Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                   Quarter Ended September 30,
------------------------------------------------------------------------------
                               2001                           2000
------------------------------------------------------------------------------
                        Written         Earned          Written         Earned
Direct              $   413,329    $   418,321        $ 317,032     $  299,833
Assumed                  31,456         47,679            6,581         49,843
Ceded                  (138,674)      (138,478)         (81,110)       (96,520)
------------------------------------------------------------------------------
  Net premiums      $   306,111    $   327,522        $ 242,503     $  253,156
==============================================================================

                               Nine Months Ended September 30,
------------------------------------------------------------------------------
                               2001                           2000
------------------------------------------------------------------------------
                        Written         Earned           Written        Earned
Direct              $ 1,147,044    $ 1,061,871        $  773,910    $  729,045
Assumed                 132,027        123,375            44,663       124,585
Ceded                  (351,157)      (318,390)         (224,730)     (198,286)
------------------------------------------------------------------------------
  Net premiums      $   927,914    $   866,856        $  593,843    $  655,344
==============================================================================

Incurred losses and loss adjustment expenses are net of reinsurance recoverables of $420.2 million and $109.3 million for the quarters ended September 30, 2001 and 2000, respectively, and $732.8 million and $203.7 million for the nine months ended September 30, 2001 and 2000, respectively. Reinsurance recoverables for the third quarter and nine months ended September 30, 2001 include approximately $250 million related to the WTC exposure discussed in Note 2.

5. Company Obligated Mandatorily Redeemable Preferred Securities (8.71% Capital Securities)

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

6.   Convertible Notes Payable

During the second quarter of 2001, the Company issued $408 million face amount, $113 million net proceeds, of Liquid Yield Option Notes(TM) (LYONs). The LYONs are zero coupon senior notes convertible into Markel common shares under certain conditions. The issue price of $283.19 per LYON represented a yield to maturity of 4.25% per annum, with an initial conversion price of $243.53 per Markel common share. The final maturity of the LYONs is June 5, 2031. Contingent cash interest and contingent principal are payable to the holders of the LYONs under certain circumstances.

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

7.   Other Comprehensive Income

Other comprehensive income is composed of net holding gains on securities arising during the period less reclassification adjustments for gains (losses) included in net loss. Other comprehensive income also includes foreign currency translation adjustments subsequent to the acquisition of Markel International in March of 2000. The related tax expense on net holding gains on securities arising during the period was $11.8 million and $27.7 million for the quarter and nine months ended September 30, 2001 and $23.4 million and $22.4 million for the same periods in 2000. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net loss was $3.0 million and $5.7 million, respectively, for the quarter and nine months ended September 30, 2001 and $0.3 million and $(1.2) million, respectively, for the same periods in 2000. The related tax benefit on the currency translation adjustments was $0.4 million and $0.2 million, respectively, for the quarter and nine months ended September 30, 2001 and $1.8 million for both periods of 2000.

8.   Acquisition

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

                                                         Nine months Ended
                                                           September 30,
                                                         -----------------
                                                                 2000
--------------------------------------------------------------------------
Total operating revenues                                    $ 922,635
Net loss                                                      (57,386)
==========================================================================
Net loss per share
     Basic                                                  $   (7.87)
     Diluted                                                $   (7.87)
==========================================================================

b) The following summary reconciles cash paid for the acquisition of Markel International (dollars in thousands).

Fair value of assets acquired, net of cash acquired        $ 2,856,825
Fair value of liabilities assumed                           (2,353,303)
Common stock and other equity issued                          (295,482)
----------------------------------------------------------------------

     Net cash paid for acquisition                             208,040
Cash acquired in acquisition                                   154,883
----------------------------------------------------------------------
     Cash paid for acquisition                             $   362,923
======================================================================


9.   Segment Reporting Disclosures

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

a)  Following is a summary of segment disclosures:


                                              Segment Revenues
        Quarter Ended September 30,                                    Nine Months Ended September  30,
-------------------------------------------------------------------------------------------------------
          2001             2000              (dollars in thousands)             2001           2000
----------------------------------------------------------------------------------------------------------
       $  130,189       $   91,089        Excess and Surplus Lines           $  358,158     $  250,563
           35,345           30,336        Specialty Admitted                     99,591         87,272
           33,576           34,075        London Company Market                  91,869         91,150
          102,102           74,170        Lloyd's Market                        242,210        134,492
           50,751           45,016        Investing                             144,215        107,356
           26,310           23,486        Other (Discontinued Lines)             75,028         91,867
----------------------------------------------------------------------------------------------------------
       $  378,273       $  298,172        Total                              $1,011,071     $  762,700
==========================================================================================================

                                            Segment Profit (Loss)
        Quarter Ended September 30,                                    Nine Months Ended September  30,
----------------------------------------------------------------------------------------------------------
          2001             2000              (dollars in thousands)             2001           2000
----------------------------------------------------------------------------------------------------------
       $    (25,625)    $   (1,132)       Excess and Surplus Lines           $  (17,193)    $    2,730
                338          3,262        Specialty Admitted                        (59)         6,736
            (31,049)        (6,245)       London Company Market                 (39,683)       (15,227)
            (57,549)       (10,666)       Lloyd's Market                        (75,885)       (24,350)
             50,751         45,016        Investing                             144,215        107,356
            (46,945)       (42,479)       Other (Discontinued Lines)            (64,987)       (62,723)
----------------------------------------------------------------------------------------------------------
       $   (110,079)    $  (12,244)       Total                              $  (53,592)    $   14,522
==========================================================================================================

                                         Combined Ratios
       Quarter Ended September 30,                                Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------
          2001            2000                                        2001              2000
-------------------------------------------------------------------------------------------------
          120%             101%      Excess and Surplus Lines         105%                99%
           99%              89%      Specialty Admitted               100%                92%
          193%             118%      London Company Market            143%               117%
          156%             114%      Lloyd's Market                   131%               118%
          278%             281%      Other (Discontinued Lines)       187%               168%
-------------------------------------------------------------------------------------------------
          149%             123%      Consolidated                     123%               114%
=================================================================================================


                     Segment Assets (dollars in thousands)

                                              September 30,
                                     -----------------------------
                                        2001              2000
------------------------------------------------------------------
Investing                            $ 3,298,530       $ 2,973,809
Other                                  2,873,413         2,305,430
------------------------------------------------------------------
    Total                            $ 6,171,943       $ 5,279,239
==================================================================

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                                          Quarter Ended                   Nine Months Ended
                                                          September 30,                      September 30,
                                                   ----------------------------     ------------------------------
                                                      2001              2000            2001               2000
------------------------------------------------------------------------------------------------------------------
Operating Revenues
     Segment revenues                              $  378,273        $  298,172      $ 1,011,071         $ 762,700
     Other                                                 --                47               --               141
------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                      $  378,273        $  298,219      $ 1,011,071         $ 762,841
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
Loss before income taxes
     Segment profit (loss)                         $ (110,079)       $  (12,244)     $   (53,592)         $ 14,522
     Unallocated amounts
           Amortization expense                        (7,712)           (7,202)         (23,096)          (15,979)
           Interest expense                           (11,782)          (14,978)         (37,811)          (37,235)
           Other                                           --                47               --               141
------------------------------------------------------------------------------------------------------------------
     Loss Before Income Taxes                      $ (129,573)       $  (34,377)     $  (114,499)        $ (38,551)
==================================================================================================================

10.  Derivative Financial Instruments

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

At September 30, 2001, the Company held positions in forward foreign exchange contracts with an aggregate notional amount of $55.3 million to buy United Kingdom Sterling. Contracts mature in June of 2002. The fair value of the unsettled forward contracts was a cumulative gain of $0.3 million at September 30, 2001 and was included on the accompanying consolidated balance sheets. The gain (loss) on the forward contracts for the quarter and the nine month period ended September 30, 2001 was $2.3 million and $(2.7) million, respectively. Net loss for the quarter and nine month period ended September 30, 2001 included a gain of $2.2 million and $0.3 million, respectively, for the forward contracts. CTA included a gain of $0.1 million and a loss of $3.0 million, respectively, for the quarter and nine months ended September 30, 2001.

The Company held $220.3 million and $ 242.0 million of corporate bonds with embedded put options as of September 30, 2001 and December 31, 2000, respectively. These embedded derivatives are clearly and closely related to the host contracts and therefore are not accounted for separately under SFAS No. 133 as amended.

In March 2001 the Company entered into a $50 million notional amount interest rate swap to hedge interest rate risk associated with a portion of its variable rate revolving credit facility. Under the interest rate swap agreement, the Company pays 4.70% fixed interest and receives three month LIBOR. The swap expires March 26, 2002. During the second quarter of 2001, the hedged debt was repaid. Accordingly the swap was recorded at fair value with subsequent changes in fair value recognized in earnings. The fair value of the swap at September 30, 2001 was a liability of $0.5 million. Included in interest expense for the quarter and nine month period ended September 30, 2001 was a loss of $0.4 million and $0.6 million, respectively.

The contingent cash interest and contingent principal features of the LYON's are embedded derivatives required to be accounted for separately under SFAS No. 133 as amended. The fair value of the contingent cash interest and the contingent principal features at September 30, 2001 was a liability of $0.6 million all of which was recognized in interest expense during the third quarter of 2001.

11.  Contingencies

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

On May 29, 2001 Reliance Insurance Company was placed in rehabilitation by Pennsylvania Insurance Department. During the third quarter of 2001, the Pennsylvania Insurance Department removed Reliance Insurance Company from rehabilitation and placed it into liquidation. Reliance Insurance Company and its affiliates owed the Company approximately $25.9 million and $33.4 million in reinsurance recoverables for paid and unpaid losses at September 30, 2001 and December 31, 2000, respectively. These balances were considered in the normal course of assessing the collectability of reinsurance recoverables.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Quarter and Nine Months ended September 30, 2001 compared to Quarter and Nine Months ended September 30, 2000

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

Following is a comparison of gross premium volume by significant underwriting area:

                                               Gross Premium Volume
       Quarter Ended September 30,                                         Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------
         2001               2000           (dollars in thousands)             2001                 2000
----------------------------------------------------------------------------------------------------------
      $ 205,245         $ 151,657       Excess and Surplus Lines          $   581,659           $ 414,213
         53,489            44,541       Specialty Admitted                    128,427             106,040
         42,590            12,380       London Company Market                 127,852              55,006
        126,956           110,906       Lloyd's Market                        408,038             197,912
         16,505             4,129       Other (Discontinued Lines)             33,095              45,402
----------------------------------------------------------------------------------------------------------
      $ 444,785         $ 323,613       Total                             $ 1,279,071           $ 818,573
==========================================================================================================

Gross premium volume was $444.8 million for the third quarter and $1.3 billion for the nine month period in 2001 compared to $323.6 million and $818.6 million, respectively, for the same periods of 2000. Gross premium volume for 2000 included Markel International since its acquisition on March 24, 2000. Discontinued Lines consisted primarily of discontinued Markel International programs.

Markel North America gross written premiums for the third quarter and nine month period increased 32% and 36%, respectively, due to increased submission activity and price increases across all business units. Excess and Surplus Lines gross premium volume increased 35% to $205.2 million in the third quarter of 2001 from $151.7 million a year ago. For the nine month period, gross premium volume increased 40% to $581.7 million in 2001 from $414.2 million in 2000. The growth in both periods was due to increased submission activity in most programs, price increases and new programs.

Specialty Admitted Lines gross premium volume in the third quarter of 2001 increased 20% to $53.5 million compared to $44.5 million in 2000. For the nine month period of 2001, gross premium volume increased 21% to $128.4 million in 2001 from $106.0 million in the prior year. The increase in both periods was primarily due to higher submissions, new programs and price increases.

In the third quarter of 2001, Markel International's gross premium volume increased 38% to $169.5 million from $123.3 million in 2000. Gross premium volume for the nine months ended September 30, 2001 was $535.9 million compared to $252.9 million for the same period of 2000. The London Company Market gross premium volume for the third quarter of 2001 increased to $42.6 million from $12.4 million in 2000 primarily due to prior years' premium increases related to casualty swing-rated policies and due to higher actual premium writings than previously estimated on prior years' property reinsurance treaties. The Lloyd's Market third quarter 2001 gross premium volume increased to $127.0 million from $110.9 million in 2000 primarily due to increased professional liability writings partially offset by lower motor writings. The increase in gross written premium for the nine month period of 2001 was primarily due the inclusion of Markel International for the entire period of 2001.

Discontinued Lines third quarter 2001 gross premium volume increased to $16.5 million from $4.1 million in the prior year. The increase was due to additional premiums on prior years' swing-rated policies and additional premiums on the discontinued satellite program. The Company had previously purchased reinsurance protection for the satellite program and has no additional loss exposure. Discontinued Lines gross premium volume decreased to $33.1 million for the nine month period ended September 30, 2001 from $45.4 million in the prior year due to its continued runoff.

Beginning in late 1999, signs of market hardening, that is stricter coverage terms and higher prices, began to emerge in the United States. Markel North America's submissions and premium writings have increased substantially during 2001. In many product lines, prices are increasing for the first time in many years. The Company anticipates that the North American and London insurance markets will continue to tighten and provide a favorable environment for growth in its operations. The Company is currently obtaining significant rate increases across most programs. Markel International remained on target to produce approximately $650 million of gross premium volume in 2001. Premium volume may vary significantly with the Company's decision to alter its product concentration to maintain or improve underwriting profitability.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume decreased to 69% in the third quarter of 2001 compared to 75% in 2000. Net retention of gross premium volume for the nine month period was 73% in 2001 and 2000. The decrease in the retention rate for the third quarter of 2001 was primarily due to lower retentions for Markel International compared to the third quarter of 2000 as a result of net reinsurance reinstatement premiums of approximately $15.0 million on WTC exposures.

Total operating revenues for the third quarter of 2001 were $378.3 million compared to $298.2 million in the prior year. For the nine month period, operating revenues rose to $1.0 billion from $762.8 million in 2000. The increase in operating revenues for the third quarter was primarily attributed to higher earned premiums for Markel North America due to higher gross premium volume and higher earned premiums for Markel International due primarily to prior years' premium increases and higher gross premium volume. The increase for the nine month period was primarily due to the inclusion of Markel International results for the entire nine month period of 2001 and higher earned premiums for Markel North America.

Following is a comparison of earned premiums by significant underwriting area:


                                                Earned Premiums
       Quarter Ended September 30,                                    Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------
          2001              2000       (dollars in thousands)            2001                 2000
-----------------------------------------------------------------------------------------------------
       $ 130,189         $  91,089     Excess and Surplus Lines       $ 358,158             $ 250,563
          35,345            30,336     Specialty Admitted                99,591                87,272
          33,576            34,075     London Company Market             91,869                91,150
         102,102            74,170     Lloyd's Market                   242,210               134,492
          26,310            23,486     Other (Discontinued Lines)        75,028                91,867
-----------------------------------------------------------------------------------------------------
       $ 327,522         $ 253,156     Total                          $ 866,856             $ 655,344
=====================================================================================================


Third quarter earned premiums were $327.5 million compared to $253.2 million in 2000. Nine month earned premiums were $866.9 million compared to $655.3 million in 2000. Earned premiums for Markel North America rose 36% and 35%, respectively, in the third quarter and nine month period of 2001 compared to the same periods of 2000. The increase in both periods was primarily due to growth in Excess and Surplus Lines earned premiums due to increased gross premium volume. Markel International's earned premiums increased 25% and 48%, respectively, for the third quarter and nine months ended September 30, 2001. The increase for the third quarter of 2001 was primarily due to higher earned premiums primarily due to prior years' premium increases and higher gross premium volume. The increase in earned premiums for the nine month period of 2001 was primarily due to the inclusion of Markel International for the entire period of 2001. Discontinued Lines earned premiums for the third quarter of 2001 increased 12% to $26.3 million from $23.5 million in 2000 primarily due to prior years' premium increases and increased Corifrance earned premiums partially offset by the run off of other discontinued lines at Markel International. Discontinued Lines earned premiums decreased 18% to $75.0 million from $91.9 million for the nine months ended September 30, 2000. The decrease for the nine month period was due to the run off of discontinued programs at Markel International.

Third quarter 2001 net investment income was $42.2 million compared to $44.1 million in the prior year. The decrease was due to lower investment yields partially offset by a larger investment portfolio. Net investment income for the nine month period rose to $127.9 million from $110.8 million in 2000. The increase was due to the acquisition of Markel International.

In the third quarter, the Company recognized $8.5 million of net realized gains compared to $0.9 million of net realized gains in 2000. For the nine month period of 2001, net realized investment gains were $16.3 million compared to net losses of $3.5 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total operating expenses for the third quarter were $496.1 million compared to $317.6 million in 2000. Total operating expenses for the nine month period were $1.1 billion compared to $764.2 million a year ago. The increase in operating expenses in the third quarter of 2001 was primarily due to $75.0 million of estimated losses associated with the WTC and prior years' reserve strengthening of approximately $68.0 million. Prior years' loss reserves were strengthened due to $39.0 million of loss development in Markel International's discontinued lines and approximately $29 million of development in New York contractors business which the Brokered Excess and Surplus Lines unit stopped writing in January 2000. The increase for the nine month period was primarily due to the acquisition of Markel International which occurred March 24, 2000, WTC losses and reserve strengthening.


Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                                Quarter Ended                 Nine Months Ended
                                                                September 30,                   September 30,
                                                         ---------------------------     ----------------------------

                                                            2001             2000           2001              2000
---------------------------------------------------------------------------------------------------------------------
Gross premium volume                                     $  444,785       $  323,613     $ 1,279,071       $  818,573
Net premiums written                                     $  306,111       $  242,503     $   927,914       $  593,843
Net retention                                                    69%              75%             73%              73%
Earned premiums                                          $  327,522       $  253,156     $   866,856       $  655,344
Losses and loss adjustment expenses                      $  370,419       $  218,231     $   752,950       $  511,883
Underwriting, acquisition and insurance expenses         $  117,933       $   92,185     $   311,713       $  236,295
Underwriting loss                                        $ (160,830)      $  (57,260)    $  (197,807)      $  (92,834)

U.S. GAAP ratios
Loss ratio                                                      113%              86%             87%              78%
Expense ratio                                                    36%              37%             36%              36%
---------------------------------------------------------------------------------------------------------------------
Combined ratio                                                  149%             123%            123%             114%
=====================================================================================================================

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a combined ratio of 149% in the third quarter of 2001 compared to a combined ratio of 123% in the third quarter of 2000. For the nine month period of 2001, the Company reported a combined ratio of 123% compared to 114% for the same period of 2000. The increase in the combined ratios for both periods of 2001 was primarily due to $75.0 million of estimated WTC losses and strengthening of prior years' loss reserves by $68.0 million in the third quarter of 2001. Excluding these items, the Company's 2001 third quarter and nine month period combined ratio was 105% and 106%, respectively.

Markel North America reported a combined ratio of 115% and 104%, respectively, for the third quarter and nine month period of 2001 compared to 98% and 97%, respectively, for the same periods of 2000.

Markel North America's 2001 third quarter and nine month period underwriting loss was the result of approximately $29 million of adverse loss development on New York contractors business discontinued by the Brokered Excess and Surplus Lines unit in January 2000 and due to $2.5 million of WTC and Hurricane Allison losses. Excluding these items, Markel North America continued to produce solid underwriting profits with a combined ratio of 96% and 97%, respectively, for the third quarter and nine months ended September 30, 2001. The Company plans to reduce brokerage commissions in certain programs in 2002 to further improve the Markel North America expense ratio.

The combined ratio for Excess and Surplus Lines increased to 120% and 105%, respectively, for the third quarter and nine month period of 2001 from 101% and 99%, respectively, for the same periods of 2000. The increase in the combined ratio for both periods of 2001 was primarily attributed to unfavorable reserve development on the New York contractors program partially offset by an improved expense ratio due to higher volume.

Since discontinuing the New York contractors program, the Company has experienced adverse development in the program and as a result initiated a project to reevaluate its potential ultimate exposure. Issues involving application of statutes of limitations and the evolving and complex judicial and legislative environment in New York made the process difficult. In addition the Company brought in new claims management at the unit. New claims management with legal and actuarial assistance completed a review of this program during the quarter. As a result of this review, the Company determined that reserves required strengthening.

The combined ratio for Specialty Admitted was 99% and 100%, respectively, for the third quarter and nine month period of 2001 compared to a combined ratio of 89% and 92% for the same periods of 2000. The increase in both periods of 2001 was the result of lower favorable loss reserve development partially offset by an improved expense ratio due to higher volume.

The Company's total estimated exposure to WTC losses is $75.0 million, net of estimated reinsurance recoverables of approximately $250 million. Markel International's, Markel North America's and Discontinued Lines' WTC provisions were $70.8 million, $1.5 million and $2.7 million, respectively. The Lloyd's and London Company Markets included $47.5 million and $23.3 million, respectively, of WTC losses. The Company has used many loss estimation techniques including detailed policy level reviews, the use of catastrophe modeling software, direct contact with insureds and brokers and sensitivity analysis to possible coverage scenarios in order to develop its estimated WTC exposure. Approximately 87% of the Company's net estimated WTC exposure is related to property and business interruption exposures. The Company has also completed a detailed review of its reinsurance recoverables related to its potential WTC losses. Approximately 98% of the estimated reinsurance recoverables are due from reinsurers rated "A-" or better by A.M. Best or Standard and Poor's. The Company's gross and net WTC loss estimates include a margin for underestimation of claims, reinsurance reinstatement premiums and potentially uncollectable reinsurance. New information concerning potential losses and coverage emerges daily. While the Company believes that its WTC reserve is adequate, adverse development is possible.

Markel International reported a combined ratio of 165% and 135%, respectively, for the third quarter and the nine month period of 2001 compared to 116% and 118%, respectively, for the same periods of 2000. Markel International's 2001 third quarter and nine month period results included $70.8 million of WTC losses.

Excluding the impact of WTC losses, Markel International's combined ratio for the quarter and nine month period of 2001 was 112% and 113%, respectively. Markel International's expense reductions have not kept pace with planned premium reductions. The Company will continue working to align Markel International's expenses with its premium writings. Expense reduction initiatives include the consolidation of Markel International's four syndicates at Lloyd's into one syndicate for 2002 and planned reductions of brokerage commissions. In addition the Company has reduced its maximum limits to a range of $5 to $10 million depending on the program. These reductions will reduce future reinsurance costs and collection risks. The pricing environment continues to improve in the London Market.

For the third quarter of 2001, the combined ratio for the London Company and Lloyd's Markets was 193% and 156%, respectively, compared to 118% and 114%, respectively, for the same period of 2000. The combined ratio for the London Company and Lloyd's Markets was 143% and 131%, respectively, for the nine months of 2001 compared to 117% and 118%, respectively, for the same period of 2000. The increase in the combined ratio in both segments for both periods of 2001 was primarily due to estimated WTC losses.

The underwriting loss from Discontinued Lines increased in the third quarter and nine month periods of 2001 to $46.9 million and $65.0 million, respectively, compared to $42.5 million and $62.7 million, respectively, in 2000. The increase in the Discontinued Lines underwriting loss in both periods of 2001 was due to $39.0 million of reserve strengthening primarily in Markel International's discontinued worldwide motor program and WTC losses. The Company discontinued the worldwide motor book of business shortly after the purchase of Markel International due to the program's poor administrative controls, including delegation of underwriting and claims authority to brokers around the world, and due to inadequate pricing. During the third quarter of 2001, the Company obtained information from brokers and performed broker audits in order to reassess its potential exposure. Upon completion of this work, the Company determined that reserve strengthening was required.

Management continues to monitor claims and reinsurance experience on pre-acquisition books of business and Discontinued Lines. The Company also continues to closely monitor recent unfavorable development at its Brokered Excess and Surplus Lines unit. The Company believes that its reserves are adequate; however adverse experience is possible and could result in reserve increases in the future.

Amortization of intangible assets was $7.7 million in the third quarter of 2001 compared to $7.2 million last year. For the nine month period ended September 30, 2001, amortization of intangible assets was $23.1 million compared to $16.0 million in 2000. The increase for the nine month period was due to the amortization of goodwill and other intangibles from the Markel International acquisition.

Interest expense was $11.8 million in the third quarter of 2001 compared to $15.0 million in 2000. The decrease for the third quarter of 2001 was due to a reduction in the Company's long-term debt. During the first quarter of 2001, the Company used the proceeds of its February 2001 common stock offering and other cash from operations to repay $227 million of long-term debt. Interest expense was $37.8 million for the nine month period of 2001 compared to $37.2 million last year.

The Company reported tax benefits of 30% and 28%, respectively, for the third quarter and nine month period of 2001 compared to tax benefits of 54% and 50% in 2000. In the third quarter of 2000, the Company recognized a nonrecurring benefit of $8.0 million related to the realization of tax benefits attributable to certain differences between financial reporting and tax bases of assets acquired in a prior period. Prior to considering this nonrecurring benefit in 2000, the tax benefits would have been 31% and 29%, respectively, for the third quarter and nine months ended September 30, 2000.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of net realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets and any nonrecurring items (earnings for core operations). Although earnings from core operations does not replace operating income or net income computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management focuses on this performance measure because it reduces the variability in results associated with net realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. Third quarter loss from core operations was $10.44 per share compared to a loss from core operations of $2.46 per share in 2000. For the nine months of 2001, loss from core operations was $8.71 per share compared to a loss from core operations of $1.61 per share in the prior year. The higher losses for both periods of 2001 were due to $75.0 million of estimated WTC losses and $68.0 million of prior years' loss development in the third quarter of 2001.

Comprehensive loss was $8.75 per share for the third quarter of 2001 compared to comprehensive income of $3.26 per share in 2000. For the nine month period ended September 30, 2001, comprehensive loss was $4.99 per share compared to comprehensive income of $3.10 per share in 2000. The comprehensive losses in both periods of 2001 were primarily due to lower net income due to WTC losses and reserve strengthening partially offset by the increased market value of the Company's investment portfolio.


Financial Condition as of September 30, 2001

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

The Company's insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. The Company's ability to meets its debt obligations is dependent upon the earnings and cash flows of its insurance subsidiaries and their ability to pay dividends or to advance or repay funds to the Company.

The Company's invested assets and cash and cash equivalents were $3.3 billion at September 30, 2001 compared to $3.1 billion at December 31, 2000.

For the nine month period ended September 30, 2001, the Company reported net cash provided by operating activities of $87.4 million, compared to $26.8 million for the same period in 2000. The increase in cash provided by operations was primarily due to a $81.7 million improvement in operating cash flow provided by Markel North America operations due to higher gross premium volume and a $3.1 million improvement in cash used by Markel International operations partially offset by an additional $24.2 million of cash outflows for Gryphon's discontinued programs.

Reinsurance recoverables on unpaid losses increased to $1.4 billion at September 30, 2001 from $1.0 billion at December 31, 2000. The increase was due to approximately $250 million of ceded losses related to WTC and due to adverse development at Markel International for which a portion was ceded to reinsurers.

Reinsurance recoverables on paid losses increased to $183.7 million at September 30, 2001 from $115.0 million at December 31, 2000. The increase was due to increased loss activity, slow payment and payment disputes at Markel International. The Company is working aggressively to pursue collection of reinsurance recoverables and assesses all collection situations when establishing its allowance for uncollectable reinsurance.

For the nine month period ended September 30, 2001, the Company reported net cash provided by financing activities of $13.5 million compared to $234.3 million in 2000. On February 27, 2001, the Company issued

1,288,940 shares of common stock and received net proceeds of approximately $198 million. The common stock was sold pursuant to the Company's shelf registration statement covering the issuance from time to time of approximately $400 million of various securities by the Company. Net proceeds from the offering along with other cash from operations were used to repay and retire outstanding debt of approximately $227 million during the first quarter of 2001. During the second quarter of 2001, the Company issued $408 million face amount, $113 million net proceeds, of Liquid Yield Option Notes(TM) (LYONs). The LYONs are zero coupon senior notes convertible into the Company's common stock under certain conditions. Contingent cash interest and contingent principal may be payable in certain circumstances and the LYON's holders may require the Company to repurchase the LYONs at specified anniversary dates. During the second quarter, the Company used a portion of the LYON's net proceeds to repay $100 million of balances outstanding under its revolving credit facility. During the nine months of 2000, the net cash provided by financing activities was primarily due to borrowings under the Company's revolving credit facility used to fund a portion of the Markel International acquisition.

Shareholders' equity at September 30, 2001 was $910.7 million compared to $752.4 million at December 31, 2000. Book value per common share was $105.66 at September 30, 2001, compared to $102.63 at December 31, 2000. The increase was primarily due to the February 2001 completion of a 1,288,940 share common stock offering with net proceeds of approximately $198 million and higher unrealized gains, partially offset by a net loss for the nine months of 2001.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $357.3 million and unamortized identifiable intangible assets in the amount of $14.8 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $15.7 million and $14.4 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company's market risks at September 30, 2001 have not materially changed from those identified at December 31, 2000.


Safe Harbor Statement

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. Among other things, the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies. The Company's anticipated premium and profitability growth are based on current knowledge and assume no man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions. Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves. The Company continues to closely monitor reinsurance programs and exposures. Adverse experience in these programs could lead to additional charges. Regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. Economic conditions and interest rate volatility can have significant impact on the market value of fixed maturity and equity investments and foreign currency exchange rates. The Company's premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors. Additional factors, which could affect the Company, are discussed in the Company's reports on Forms 8-K, 10-Q and 10-K. By making these forward looking statements, the Company is not intending to become obligated to publicly update or revise any forward looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward looking statements, which speak only as at their date.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of November, 2001.


                                          The Company



                                          By /s/ Alan I. Kirshner
                                             -----------------------------------
                                             Alan I. Kirshner
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                          By /s/ Anthony F. Markel
                                             -----------------------------------
                                             Anthony F. Markel
                                             President
                                             (Principal Operating Officer)



                                          By /s/ Steven A. Markel
                                             -----------------------------------
                                             Steven A. Markel
                                             Vice Chairman



                                          By /s/ Darrell D. Martin
                                             -----------------------------------
                                             Darrell D. Martin
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

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