Form 10-K405
period 2001-12-31
MARKEL CORP
filed 2002-03-27
CIK 1096343

-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                             EXCHANGE COMMISSION
                             Washington, DC 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of March 1, 2002 was approximately $1,641,777,819.

The number of shares of the registrant's Common Stock outstanding at March 1, 2002: 9,820,918.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 21, 2002, referred to in Part III.

INDEX AND CROSS REFERENCES-FORM 10-K ANNUAL REPORT

ITEM NO.                                                        PAGE

PART I
1.  Business                                                    8-27
1a. Executive Officers of the Registrant                          88
2.  Properties (note 5)                                           41
3.  Legal Proceedings (note 15)                                   54
4.  Submission of Matters to a Vote of Security Holders         NONE

PART II
5.  Market for the Registrant's Common Equity and Related
    Stockholder Matters                                        67,87
6.  Selected Financial Data                                    28-29
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        68-86
7a. Qualitative and Quantitative Disclosures About
    Market Risk                                                82-85
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

* Items Number 10, 11, 12, and 13 will be incorporated by reference from the Registrant's 2002 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

PART IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
    a. Documents filed as part of this Form 10-K

ITEM NO.                                                        PAGE
  (1) Financial Statements Consolidated
      Balance Sheets at December 31, 2001 and 2000                  30
      Consolidated Statements of
      Operations and Comprehensive Income (Loss) for the Years
      Ended December 31, 2001, 2000, and 1999                       31
      Consolidated Statements of Changes in Shareholders' Equity
      for the Years Ended December 31, 2001, 2000, and 1999         32
      Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2001, 2000, and 1999                       33
      Notes to Consolidated Financial Statements for the
      Years Ended December 31,2001, 2000, and 1999               34-65
      Independent Auditors' Report                                  66
  (2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements.
  (3) See Index to Exhibits for a list of Exhibits filed as part of this report
b. Reports on Form 8-K. The Registrant filed reports on Form 8-K on October 19, 2001, October 31, 2001 and November 21, 2001 reporting under Item 5, Other Events.

c. See Index to Exhibits and Item 14a(3)

d. See Index to Financial Statements and Item 14a(2)

INDEX TO EXHIBITS

3(i) Amended and Restated Articles of Incorporation, as amended (3.1)a

3(ii) Bylaws, as amended (3.2)b

4 The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 2001, and the respective Notes thereto, included in this Annual Report on Form 10-K.

Management Contracts or Compensatory Plans required to be filed
(Item 10.1-10.9)

                                                                             |89

MARKEL CORPORATION & SUBSIDIARIES
-------------------------------------------------------------------------------

10.1 Markel Corporation 1986 and 1989 Stock Option Plans as amended (4(d))c

10.2 Trust and Amendment Under Markel Corporation 1989 Non-Employee Directors Stock Option Plan (10.2)d

10.3 Executive Employment Agreement between Markel Corporation and Alan I. Kirshner dated as of December 22, 2000 (10.3)e

10.4 Executive Employment Agreement between Markel Corporation and Anthony F. Markel dated as of December 22, 2000 (10.4)e

10.5 Executive Employment Agreement between Markel Corporation and Steven A. Markel dated as of December 22, 2000 (10.5)e

10.6 Executive Employment Agreement between Markel Corporation and Darrell D. Martin dated as of December 22, 2000 (10.6)e

10.7 Memorandum of understanding with Jeremy D. Cooke dated August 16, 2000**

10.8 Bonus Agreement with Paul W. Springman effective January 1, 2002**

10.9 Bonus Agreement with Jeremy D. Cooke effective January 1, 2002**

21 Certain subsidiaries of Markel Corporation**

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

c. Incorporated by reference from exhibit shown in parentheses filed with the Commission on May 25, 1989 in the Registrant's Registration Statement on Form S-8 (Registration No. 33-28921)

d. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-K for the year ended December 31, 1999.

e. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-K for the year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:  Steven A. Markel
     ----------------
     Vice Chairman
     March 27, 2002

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

Signatures                        Title
Alan I. Kirshner,*                Chief Executive
----------------                  Officer and
                                  Chairman of the
                                  Board of Directors

Anthony F. Markel,*               President, Chief
-----------------                 Operating Officer
                                  and Director

Steven A. Markel,*                Vice Chairman
----------------                  and Director


Darrell D. Martin,*               Executive Vice
-----------------                 President, Chief
                                  Financial Officer
                                  and Director
                                  (Principal
                                  Financial
                                  and Accounting
                                  Officer)

Mark J. Byrne,*                   Director
-------------

Douglas C. Eby,*                  Director
--------------

Thomas S.Gayner,*                 Director
---------------

Leslie A. Grandis,*               Director
-----------------

Stewart M. Kasen,*                Director
----------------

Gary L. Markel,*                  Director
--------------

*Signed as of March 27, 2002

90|

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

HIGHLIGHTS

FINANCIAL HIGHLIGHTS

(in millions, except per share data)                        2001       2000*       1999
-------------------------------------------------------------------------------------------
Gross premium volume                                    $  1,774    $  1,132    $   595
Net written premiums                                       1,286         835        428
Earned premiums                                            1,207         939        437
Net income (loss)                                           (126)        (28)        41
Comprehensive income (loss)                                  (77)         81        (40)
U.S. GAAP combined ratio                                     124%        114%       101%

-------------------------------------------------------------------------------------------

Total investments and cash                              $  3,591    $  3,136    $ 1,625
Total assets                                               6,441       5,473      2,455
Convertible notes payable                                    116           -          -
Long-term debt                                               265         573        168
8.71% Capital Securities                                     150         150        150
Shareholders' equity                                       1,085         752        383
Debt to total capital (Capital Securities as debt)            33%         49%        45%
Debt to total capital (Capital Securities as equity)          24%         39%        24%

-------------------------------------------------------------------------------------------

PER SHARE DATA
Common shares outstanding (in thousands)                   9,820       7,331      5,590
Net income (loss) (diluted)                             $ (14.73)   $  (3.99)   $  7.20
Total investments and cash                              $ 365.70    $ 427.79    $290.69
Book value                                              $ 110.50    $ 102.63    $ 68.59
Growth (decline) in book value                                 8%         50%       (11%)

-------------------------------------------------------------------------------

*Includes Markel International since its acquisition on March 24, 2000

OPERATING HIGHLIGHTS

..   Combined ratio of 124% in 2001 primarily due to reserve strengthening and expense charges at Markel International and losses related to the terrorist attacks of September 11, 2001

..   Markel North America gross premium volume exceeded $1 billion for the first time

..   Significant rate increases and stricter coverage terms in the majority of the Company's programs

..   Excellent 2001 investment results; total return of 8% with equities producing a 17% return

..   Issued 2.5 million common shares in two public offerings with proceeds of
    $408 million being used to repay debt and support future growth of the Company's operations

         [CHART]

Earned Premiums
$ in millions

1991      1996      2001
----      ----      ----
152       307       1,207

         [CHART]

Total Investments and Cash
$ in millions

1991      1996      2001
----      ----      ----
436       1,142     3,591

         [CHART]

Book Value Per Share
$ per share

1991      1996      2001
----      ----      ----
15.59     49.16     110.50

TO OUR BUSINESS PARTNERS

     The events of September 11th overshadow everything else that occurred during the year. The terrorist attacks on the World Trade Center and the Pentagon changed the world and impacted all of us. While the losses in human life and economic terms are substantial, we are thankful that so many people were able to escape safely. We also believe our society will work towards building a stronger and safer world. Financially, we will recover from these losses.

     Unfortunately, the losses associated with the terrorist attacks were not the only surprises we faced in 2001. In addition to $75 million in losses from the World Trade Center events, we recognized an additional $29 million in adverse loss development from one of our North American programs and took charges of $109 million in our international business. Without question, 2001 was a difficult and disappointing year.

     Throughout our 72-year history we built an organization with a record of conservative accounting and reserving methodologies as well as enviable underwriting profits. Our goals and philosophy have not changed, but we clearly failed to deliver in 2001.

     Fortunately amid the disappointments, 2001 did include many positive developments. We are now well prepared to deliver the quality results that you and we have come to expect. It feels like we have been in the London market for an eternity, but in truth it has been less than two years. Throughout the year we continually worked to integrate the operations of the international business we acquired in March of 2000. While we recognized significant losses, we believe we made substantial progress. Additionally, the current market environment is without question, the best we've seen in many years. We are currently enjoying significant, well-priced growth in our business across almost all lines. We are exceptionally proud of our investment operations, which generated fantastic returns. While we will always emphasize the importance of great underwriting, our investment operations are also a critical element in our objective to compound book value per share at high rates of return over time.

     We measure our financial success by compound growth in book value per share over the long term. For the past ten years we compounded book value per share at a 22% rate and for the past five at 18%. Excluding the effects of the issuance of new common stock, 2001 book value per share declined 10%. As a result of the additional capital raised during the year, book value per share increased from $102.63 to $110.50 and total shareholders' equity advanced from $752 million to $1.1 billion.

2|

-------------------------------------------------------------------------------

2001 Financial Review

     Revenues increased 28% from $1.1 billion to $1.4 billion with a full year of international operations along with accelerating growth in North America. Earned premiums were $1.2 billion and our combined ratio was 124%. North American operations reported a combined ratio of 102%, which includes the $29 million charge for the discontinued New York contractors program. Adjusted for this, the North American combined ratio would have been 97%. Markel International reported a combined ratio of 134%. Excluding the unusual events, and the reserve strengthening of Terra Nova's pre-Markel reserves, it would have been 113%. Finally, discontinued lines reported a whopping combined ratio of 229% bringing total underwriting losses to $294 million.

     Clearly these are disappointing and unacceptable results. We are upset not only at the magnitude of the losses we incurred, but also at the need to increase reserves. For years we built a record based on conservative reserving methodologies and we are justifiably proud of our history. Going forward you can rest assured of several things. One, as we have demonstrated, we will not hesitate to take the painful but necessary steps to recognize reserve deficiencies if they arise. Two, we have worked, and will continue to work diligently to improve the ongoing operations at our international business. And three, we remain committed to conservative accounting and reserving practices. All of these actions should act to rebuild our record of achievement over the next several years.

     Finally, we think it worth mentioning that Markel has a demonstrated record of improving on our acquisitions as time goes by. All of our purchases have been of companies from the "scratch and dent sale" with less than wonderful financial performance. Those were the only sorts of companies that were reasonably priced during our process of building a small insurance broker into an industry leading specialty underwriting organization. While Terra Nova is a bigger challenge than our previous purchases, we are optimistic that our culture and our discipline will ultimately work as well in London as it has in every other circumstance.

     Our equity investment portfolio earned a total return of 16.9% during 2001. This was a fabulous result in what was a difficult environment for most investors. Our focus on disciplined, common sense investing has served us well for many years now. Reported net investment income increased from $154 million to $171 million despite lower interest rates with the addition of the Markel International portfolio for the full year. Realized gains amounted to $20 million and unrealized gains increased by $76 million for the year. The total return on our investing activities was 8.4%, an excellent result in a tough year.

     After interest expense, amortization of goodwill, and tax benefits, we reported a net loss of $125.7 million as compared to a net loss last year of $27.6 million. After the increase in the value of our investment portfolio, we reported a comprehensive loss of $77 million or $9.01 per share.

     During 2001, total investments and cash increased from $3.1 billion to $3.6 billion and long-term debt and convertible notes payable decreased from $573 million to $381 million. During the year we also issued 2.5 million common shares raising $408 million in new equity to strengthen our financial position.

     At year-end total shareholders' equity was $1.1 billion or $110.50 per share as compared to $752 million or $102.63 per share the prior year.

North American Operations

     Our North American operations enjoyed a strong year as the longstanding skills of our talented underwriters began to be aided by a tailwind of specialty insurance-marketplace improvement. Gross written premiums reached the $1 billion milestone, which represented a 41% increase over last year. This improvement accelerated throughout the year and in the fourth quarter, premium volume increased 54%.

     Earned premiums for the year were $642 million, an increase of 36%. The combined ratio was 102% as a result of the $29 million adverse loss development from the New York contractors program that

                                                                              |3
was discontinued in January 2000. We thought we had adequately dealt with this problem last year when we wrote, "the experience was expensive but is now behind us." Despite the fact that we always seek to identify problems quickly and establish conservative loss reserves, we are not always able to succeed. This charge added 5% to Markel North America's 2001 combined ratio.

     Our other Excess and Surplus Lines operations enjoyed very good underwriting results with both the Essex E&S unit and the Professional/ Products Liability unit delivering great performance. The Markel Southwest operation completed its second year of operation very close to its budget and is expected to be contributing underwriting profits in the near future.

     Our Specialty Admitted operations finished the year with a combined ratio of 101%. The Specialty Program business at Markel Insurance Company generated underwriting profits while the Specialty Personal business at Markel American Insurance Company reported modest underwriting losses in its property and high performance watercraft products.

     Over the years, we have become a leader in the specialty property and casualty business in North America. We have the people, products, relationships and financial strength to take advantage of the current market opportunities. Throughout the past year we enjoyed both price and volume increases which have continued into 2002. The market has turned after many years of cutthroat competition and significant underwriting losses. We expect to apply our knowledge, skill, and underwriting discipline to achieve profitable growth in this marketplace. Our underwriters produced wonderful results for 15 years during progressively softer and softer insurance markets. We think that you can understand why we are optimistic about our future now that the marketplace is firming.

International Operations

     Markel International finished the year with gross written premiums of $716 million, earned premiums of $468 million and a combined ratio of 134%. The World Trade Center loss was the single biggest factor. We continue to monitor claims from this event and currently believe that our original loss estimates are sound. In addition, the International operation took a fourth quarter charge in the amount of $20 million to provide for the significantly higher costs to renew marine and energy reinsurance treaties into 2002. Excluding these charges the combined ratio was 113%, which remains unacceptable.

4|

-------------------------------------------------------------------------------

     We have accomplished a great deal toward improving our international business. Most importantly, we focused the business on six products where we believe we have, and can further develop, the specialty focus needed to earn consistent underwriting profits. This process unfortunately required the departure of an unexpectedly high number of employees. Some left because they did not like our culture or think they could achieve our admittedly challenging objectives. Others, because we did not think they could adapt. Although this is a difficult and arduous process, we have been through this before with previous acquisitions. We think we made good progress in building the Markel Style in London. We believe that we have a team in place to achieve success. We are committed to earning underwriting profits and are taking the necessary actions to achieve this goal.

     Our ongoing international underwriting units are Aviation, Marine and Energy, Non-Marine Property, Professional Liability, Retail Professional Liability and Reinsurance and Accident. In addition, we have service companies in the United Kingdom and Australia that sell several of our product offerings. We are seeing significant improvement in the market conditions and as a result we are now enjoying price increases which will help drive future underwriting profit.

     Operationally, we have two underwriting entities, Terra Nova Insurance Company (a London Market insurance company), and Markel Syndicate 3000 (a Lloyd's of London syndicate). We write about 75% of our international business through our wholly-owned Lloyd's syndicates. While we are excited to be part of Lloyd's and believe it has the opportunity to continue, and enhance, its pre-eminence in the world's insurance marketplace, we also believe that the market must make changes. Some of the changes we recommend include: the end of the annual venture and three-year "reinsurance to close" process; ending inappropriate use of reinsurance leverage and structure; not writing multi-year policies without concurrent reinsurance protection; correcting poorly managed delegated authorities; improving slow policy services and reducing costs; and improved governance, regulation and accounting. Over the past 300 years Lloyd's has built a valuable franchise. Unless it improves its business practices its value could be seriously diminished. We have dealt with these issues within our business and we support Lloyd's reform efforts because a stronger Lloyd's will enhance Markel's opportunities.

Discontinued Lines

     Discontinued lines include the run off business from Gryphon Insurance, from discontinued programs at Markel International, and from the reinsurance business at Corifrance, an ongoing operation being held for sale. Gross written premiums from discontinued lines were $54 million with earned premiums of $97 million. Underwriting losses were $125 million or a 229% combined ratio. The major reasons for this loss were the charges for the discontinued motor business ($39 million), increased reserves for asbestos losses ($20 million) and additional reserves for reinsurance collection issues ($25 million). We never expected that the cost of these programs would be as high as they have been. We are continuing to work diligently to manage these exposures as efficiently and effectively as possible and to adequately reserve for all future costs.

Investments

Our approach to investing is an important element of our goal of compounding book value per share over the long term. We believe that sound investing is a critical part of our long-term success and our results in this area clearly distinguish us from most insurance companies. In 2001 we achieved exceptional results in a very difficult investment environment. Our equity returns were 16.9% for the year as compared to a loss of 11.78% for the S&P 500 Index. Our fixed income returns were also favorable as we maintained a high quality portfolio and avoided losses suffered by more adventuresome fixed income investors. Total investment returns for the year were 8.4%.

                                                                              |5

     Our investment results over the past 10 years are shown in the following chart.

                                         One      Five      Ten
                                        Year     Years      Years
-------------------------------------------------------------------
Markel Total Return
   Fixed maturities                     7.70%     7.50%      7.50%
   Equity securities                   16.90%    15.40%     16.40%
-------------------------------------------------------------------
Market Indices
   Lehman Aggregate Index               8.44%     7.43%      7.23%
   S&P 500 Index                      (11.78)%   10.70%     12.10%
-------------------------------------------------------------------
Value Added by Outperformance
   Fixed maturities                    (0.74)%    0.07%      0.27%
   Equity securities                   28.68%     4.70%      4.30%
===================================================================

     Our first objective in managing our investment portfolio is to be certain that we can meet our obligations to our policyholders. As a result, policyholder funds are invested in high quality fixed income securities with a similar duration profile as that of our insurance liabilities. Shareholder funds are predominately invested in common stocks where, with sound management, we can earn significantly greater total returns over the long term. We have added value both by outperforming relative benchmarks and by increasing our long term allocation to equity securities. Our total equity returns over the past 10 years averaged 16.40% as compared to the fixed income returns of 7.50%. This additional return on the assets we've allocated to equities has added substantial value to Markel. At year-end we have allocated $544 million to our equity investments and expect this to increase in the future.

     We believe we have achieved these results because we have adopted a sound, common sense investment approach. We buy what we believe to be reasonably priced, profitable companies, run by honest and talented management with capital discipline. We want to find companies that we can own for the long term, both to minimize transaction costs and taxes. As a result, our turnover is very low and we've accumulated large unrealized gains in the portfolio.

     We are optimistic that equity markets will continue to provide us with opportunities to build shareholder value over time. The volatility that occurs on a regular basis has and should continue to be more of an opportunity than a hindrance in our quest to earn solid investment returns.

6|

-------------------------------------------------------------------------------

Capital Raising

     It was a busy year for us in the capital markets. We issued 2.5 million new shares raising $408 million in additional capital. Approximately $245 million of the proceeds were used to reduce our debt. Additionally, we issued a zero coupon convertible note with a 4.25% yield to maturity to repay an additional $100 million. As a result of these transactions, we enjoy a strong financial position. Our ratio of debt to total capital improved to 24% as compared to 39% last year. Despite this balance sheet strength, our ratings with various credit rating agencies are not as strong as our balance sheet alone would support. This is due to our losses, the majority of which were charges reported as the recognition of reserve deficiencies at Markel International from prior to our acquisition. We expect meaningful operating improvements in the future, and as this occurs, our ratings should be stronger.

Director

     Mark Byrne has advised us that he will not be standing for reelection at our next shareholders' meeting. Mark feels his personal and business commitments prevent him from continuing on our Board. We will miss Mark's advice but thank him for his contributions and support.

Closing Comments

     Clearly 2001 was a difficult and disappointing year at Markel. We do not like reporting reserve deficiencies and unusual charges as many other insurance companies did in 2001. While the vast majority of these charges relate to the integration of the Terra Nova acquisition, and should be behind us, we remain embarrassed by these results. In the past we've prided ourselves on our proven track record of being different, and better, than other insurance companies.

     We remain optimistic because the things we did differently than the insurance industry at large to build our record of accomplishment remain unchanged. Markel is built upon the consistent values of integrity, long term focus, and conservative accounting. These will never change. Fortunately, the people who make up this organization seem to get better at their jobs the longer they are part of this culture. We are confident that this will be true for our London based colleagues as well and we look forward to earning your continued support.

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

/s/ Steven A. Markel
Steven A. Markel
Vice Chairman

/s/ Darrell D. Martin
Darrell D. Martin
Executive Vice President and Chief Financial Officer

[PHOTO]

From left to right: Alan I. Kirshner, Anthony F. Markel,
Darrell D. Martin, Steven A. Markel

                                                                              |7

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

BUSINESS OVERVIEW

We sell specialty insurance products and programs to a variety of niche markets and believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to provide quality products and customer service so that we can be a market leader. Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value.

Specialty Insurance
===============================================================================

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures, and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our chosen markets. Most of our risks are considered on an individual basis, and manuscript forms and tailored solutions are employed in order to respond to distinctive risk characteristics.

Acquisition
===============================================================================

On March 24, 2000, we acquired the operations of Terra Nova (Bermuda) Holdings Ltd. As a result of the acquisition, we realigned our operations with Terra Nova (Bermuda) Holdings Ltd. becoming our international division, Markel International, and our existing domestic operations becoming Markel North America. The acquisition of Markel International provides us with additional opportunities to grow profitably in specialty insurance markets on a worldwide basis. Markel International writes specialty property, casualty, marine and aviation insurance on a direct and reinsurance basis. Business is written worldwide with the majority coming from the United Kingdom and the United States. Markel International has a strong presence in the London Insurance Market through its wholly-owned subsidiaries, Terra Nova Insurance Company Limited (Terra Nova), and its participation through Markel Capital Limited (Markel Capital) in four Lloyd's syndicates managed by Markel Syndicate Management Limited (Markel Syndicate Management). For 2002 we have formed a new syndicate named Markel Syndicate 3000 where we will consolidate business previously written in our four Lloyd's syndicates. Consolidating our Lloyd's operations into one syndicate should provide cost reductions and allow for more efficient capital allocation.

Changes at Markel International for 2002
===============================================================================

On January 1, 2002, Markel International aligned its underwriting operations along product lines and customers into six underwriting centers as follows:

   . Aviation
   . Marine and Energy
   . Non-Marine Property
   . Professional Liability
   . Retail Professional Liability
   . Reinsurance and Accident

8|

Our goal is to align the operations so that specialized underwriting talent is more focused on our customers' needs. In addition our new structure and focus eliminates duplication that previously existed between underwriting areas. To best serve our customers' needs, the six underwriting centers will have the ability to write business on Terra Nova or on Markel Syndicate 3000.

Markets
===============================================================================

During 2001 we competed in four areas of the specialty insurance market. Markel North America competed in the Excess and Surplus Lines Market (E&S Market) and the Specialty Admitted Market. Markel International competed in the London Company Market and the Lloyd's Market. With the realignment of Markel International's underwriting units and the formation of Syndicate 3000 in 2002, we will have the ability to compete in the London Insurance Market without distinction between the London Company Market and the Lloyd's Market. See note 18 in the notes to consolidated financial statements for additional segment reporting disclosures.

The E&S Market focuses on hard-to-place risks and risks that admitted insurers specifically refuse to write. E&S eligibility allows our insurance subsidiaries to underwrite non-standard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than the standard admitted market. In 2000 the E&S Market represented approximately $12 billion, or 4% of the $322 billion United States property and casualty (P&C) industry.(1)

We are the fourth largest domestic E&S writer in the United States as measured by direct premium writings.(1) Four of our underwriting units, Essex Excess and Surplus Lines, Professional/Products Liability, Brokered Excess and Surplus Lines, and Markel Southwest Underwriters, write in the E&S Market. In 2001 we wrote $842 million of E&S business.

We also write business in the Specialty Admitted Market. Most of these risks are unique and hard-to-place in the standard market, but for marketing and regulatory reasons, must remain with an admitted insurance company. We estimate that the Specialty Admitted Market is comparable in size to the E&S Market. The Specialty Admitted Market is subject to more state regulation than the E&S Market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans.

Two of our underwriting units, Specialty Program Insurance and Specialty Personal and Commercial Lines, write in the Specialty Admitted Market. In 2001 we wrote $163 million of specialty admitted business.

Markel International competes in the London Insurance Market, which represented approximately $21 billion of the international insurance market in 1999.(2) The London Insurance Market is the largest insurance market in Europe and third largest in the world.(3) The London Insurance Market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market.

(1) Annual Review of the Excess and Surplus Lines Industry, A.M. Best Company Special Report (Sept. 2001).
(2) The London Insurance Market, Association of British Insurers (Sept. 2000).
(3) UK Insurance Key Facts , Association of British Insurers.

                                                                              |9

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

The London Insurance Market is also largely a subscription market, which means that risks brought into the market are typically insured by more than one insurance company or Lloyd's syndicate, often due to the large amount of insurance coverage required. We write business on both a direct and subscription basis in the London Insurance Market. When we write business in the subscription market, we participate primarily as lead underwriter in order to control underwriting terms and conditions.

The London Insurance Market is almost evenly divided between the London Company Market and the Lloyd's Market. Insurance companies based in London are included in the London Company Market. During 2001 we participated in the London Company Market through Terra Nova. We wrote $176 million of London Company Market business in 2001.

The Lloyd's Market has been in existence for more than 300 years but has recently undergone significant changes. For most of its existence, capital at Lloyd's has been provided by individual investors or names who subscribed annually to provide capacity or capital to one or more syndicates, which are not legal entities but only an amalgamation of the individuals participating in that syndicate. The syndicates were managed by managing agents who controlled all business decisions for the syndicates.

Following several years of poor results and faced with a need for new capital, Lloyd's began to allow corporate capital providers beginning in 1993. This source of capital has grown steadily and represented approximately 82% of total underwriting capacity in 2001.(4) Corporate capital providers often provide a majority or all of a syndicate's capacity and also often own or control the syndicate's managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results.

The Lloyd's Market ranks as the world's third largest(5) insurer of commercial risks and third largest global reinsurer.(6) In 2001 we participated in the Lloyd's Market through our corporate capital provider, Markel Capital, in four Lloyd's syndicates. For the 2001 year of account, Markel Capital was the fifteenth largest capital provider at Lloyd's.(4)We wrote $540 million of Lloyd's Market business in 2001.

Approximately 32% of our 2001 premium writings were foreign risks, of which approximately 40% related to the United Kingdom. For 2000 approximately 29% of our premium writings were foreign risks, of which approximately 43% related to the United Kingdom. Prior to our acquisition of Markel International, substantially all of our premium writings were United States risks.

(4) Best's Rating of Lloyd's, A.M. Best (Sept. 2001).
(5) Top 200 Global Business Insurers 2001, Standard & Poor's.
(6) Global Reinsurance Highlights 2001, Standard & Poor's.

10|

--------------------------------------------------------------------------------

Competition
================================================================================

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on our expertise. This expertise in offering and underwriting products that are not readily available is our principal means of competition. Our domestic operations offer over 40 major product lines. Markel International offers a diverse portfolio of over 40 insurance products. Each of these products has its own distinct competitive environment. In all of our products, we seek to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

Few barriers exist to prevent insurers from entering our segments of the P&C industry, but many of the larger P&C insurance companies have historically been unwilling to write specialty coverages. For many years the P&C industry experienced a soft market due to what was perceived by many as excessive amounts of capital in the industry. In an attempt to utilize their capital, many insurance companies often sought to write additional premiums without regard for its ultimate profitability.

In 1999 signs of a market hardening, that is stricter coverage terms and higher prices, began to emerge in the United States. Markel North America's submissions and premium writings increased substantially in 2000 and 2001. During 2001 premium rates also began to increase in the London Insurance Market. The terrorist attacks of September 11, 2001 had a profound impact on the insurance market. Demand for insurance products to manage risks has increased while insurance financial and underwriting capacity has decreased. We are committed to maintaining our underwriting standards in both hard and soft insurance markets.

Underwriting Philosophy
================================================================================

By focusing on market niches where we have underwriting expertise, we seek to earn consistent underwriting profits. Underwriting profits are a key component of our strategy. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk.

In 2001 our combined ratio was 124%. This represents the fourth time in the past 16 years that our combined ratio exceeded 100%. All four underwriting losses were primarily the result of newly acquired insurance operations. The 2001 underwriting loss was primarily due to $213 million of reserve strengthening and expense charges including a $75 million provision for losses from the terrorist attacks of September 11, 2001. See Management's Discussion & Analysis of Financial Condition and Results of Operations for a further discussion of underwriting results. When Markel International was acquired, we expected underwriting losses from programs we planned to discontinue and from the continuing programs that we planned to reprice and reunderwrite. While we have made significant progress in these areas and have instilled our underwriting philosophy at Markel International, the challenges presented by the Markel International acquisition have been larger and have taken longer to identify and resolve than we originally anticipated.

                                                                             |11

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

The following graph shows our U.S. GAAP combined ratio as compared to the P&C industry for the past five years:

             [CHART]

COMBINED RATIOS

Markel Corporation

1997   1998   1999   2000   2001
----   ----   ----   ----   ----
99%    98%    101%   114%   124%

Industry Average*

1997   1998   1999   2000   2001
----   ----   ----   ----   ----
102%   106%   108%   110%   117%

*Source A.M. Best Company
 Industry Average is estimated for 2001.

The Underwriting Units

We define our four underwriting segments based on the areas of the specialty insurance market in which we compete. Markel North America includes two operating segments, the E&S Market and the Specialty Admitted Market. Markel International's operating segments are the London Company Market and the Lloyd's Market.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes. These lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits.

                  [CHART]

MARKEL CORPORATION
2001 TOTAL GROSS PREMIUM VOLUME ($1.8 billion)

Other (Discontinued Lines)           3%
Specialty Admitted                   9%
London Company                      10%
Lloyd's                             30%
Excess and Surplus Lines            48%

Markel North America
================================================================================

Domestically we operate through six underwriting units focused on specific niches within the E&S and Specialty Admitted Markets. In the E&S Market, we write business through the following units: Essex Excess and Surplus Lines; Professional/Products Liability; Brokered Excess and Surplus Lines and Markel Southwest Underwriters. In the Specialty Admitted Market, we write business through the Specialty Program Insurance and the Specialty Personal and Commercial Lines units.

12|

--------------------------------------------------------------------------------

                      [CHART]

MARKEL NORTH AMERICA
2001 GROSS PREMIUM VOLUME ($1 billion)

Specialty Personal and Commercial Lines          5%
Markel Southwest Underwriters                    6%
Specialty Program Insurance                     11%
Brokered Excess and Surplus Lines               22%
Professional/Products Liability                 25%
Essex Excess and Surplus Lines                  31%

Excess and Surplus Lines Market

Essex Excess and Surplus Lines. The Essex Excess and Surplus Lines unit (Essex E&S unit) writes a variety of coverages focusing on light-to-medium casualty exposures for businesses such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The Essex E&S unit also writes property insurance on classes of business ranging from small, single-location risks to large, multi-state, multilocation risks. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages. In addition the Essex E&S unit offers coverages for heavier property risks on both an excess and primary basis, including earthquake, through its Essex Special Property (ESP) division. These risks are typically larger and are of a low frequency/high severity nature.

The Essex E&S unit's inland marine facility provides coverages for risks that include motor truck cargo, logging equipment, warehouseman's legal liability, builder's risk and contractor's equipment. The ocean marine facility writes risks that include marinas, hull coverage, cargo and builder's risk for yacht manufacturers. The special transportation division focuses on physical damage coverage for all types of commercial vehicles such as trucks, buses and high value automobiles. In addition the special transportation division offers liability coverages for both individual cabs and fleets and a dealer contingent liability program. The railroad division writes all risk property coverages on railroad cars including shortline and regional railroads, tourist and scenic railroads, modern commuter rail and light rail, leased railroad equipment and railroad equipment owned by non-railroad companies.

Most of the Essex E&S unit's business is generated by approximately 180 professional surplus lines general agents who have limited quoting and binding authority. ESP, brokerage inland marine and ocean marine produce business on a brokerage basis through approximately 290 wholesale brokers. The Essex E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The Essex E&S unit writes the majority of its business in Essex Insurance Company (Essex). Essex is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

                                                                             |13

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

                [CHART]

ESSEX EXCESS AND SURPLUS LINES
2001 GROSS PREMIUM VOLUME ($313 million)

Other Programs                        8%
Inland Marine                         9%
Property                             13%
Casualty                             27%
Essex Special Property               43%

Professional/Products Liability. The primary focus of the Professional/Products Liability unit is tailored coverages that offer unique solutions for highly specialized professions. These include medical malpractice for physicians and allied healthcare risks, professional liability for lawyers, architects and engineers, agents and brokers and management consultants. Specified professions errors and omissions coverage is targeted to start-up companies, small businesses and emerging technologies. Special risks include products liability coverage focused on new business products and technology. In addition for-profit and not-for-profit directors and officers liability coverage and employment practices liability coverages are offered.

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

Business is written nationwide and is developed through approximately 350 wholesale brokers. The Professional/Products Liability unit writes the majority of its business in Evanston Insurance Company (EIC). EIC is admitted in Illinois and is eligible to write E&S insurance in 48 states and the District of Columbia. Admitted programs for these coverages are written primarily in Deerfield Insurance Company.

                       [CHART]

PROFESSIONAL/PRODUCTS LIABILITY
2001 GROSS PREMIUM VOLUME ($249 million)

Architects and Engineers                           6%
Other Programs                                     9%
Employment Practices Liability                    16%
Specified Professions                             17%
Special Risks                                     19%
Medical Malpractice and Specified Medical         33%

14|

--------------------------------------------------------------------------------

Brokered Excess and Surplus Lines. The Brokered E&S unit is comprised of the following divisions: primary casualty, property, excess and umbrella and environmental. The primary casualty division's areas of expertise are hard-to-place, large general liability and products liability accounts. The majority of the general liability book of business is comprised of coverages for commercial and residential contractors. The division also specializes in writing manufacturing accounts with heavy products liability exposures. Examples include sporting goods manufacturers, toy manufacturers and truck trailer manufacturers. The property division focuses on monoline property and package coverages for mercantile, industrial, habitational and builder's risk exposures. The excess and umbrella division provides coverage primarily for small commercial insureds. The environmental division offers a complete array of environmental coverages including environmental professional liability, contractors pollution liability and site-specific environmental impairment liability. The unit operates through approximately 100 wholesale brokers and writes the majority of its business in EIC.

                [CHART]

BROKERED EXCESS AND SURPLUS LINES
2001 GROSS PREMIUM VOLUME ($220 million)

Other Programs                       3%
Environmental                        5%
Excess and Umbrella                 19%
Property                            31%
Casualty                            42%

Markel Southwest Underwriters. Markel Southwest Underwriters (MSU) writes a variety of commercial casualty and property coverages using underwriting guidelines that are modeled after those used by the Essex E&S unit. MSU's business is concentrated in the west, southwestern and southeastern United States. Casualty coverages consist of light-to-medium casualty exposures including artisan contractors, habitational risks, office buildings, light manufacturing operations and vacant properties. MSU also writes property insurance on classes of business ranging from small, single location risks to large, multi-state, multi-location risks. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages.

Most of MSU's business is generated by approximately 80 professional surplus lines general agents who have limited quoting and binding authority. MSU seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The majority of its business is written in EIC.

                                                                             |15

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

               [CHART]

MARKEL SOUTHWEST UNDERWRITERS
2001 GROSS PREMIUM VOLUME ($60 million)

Other Programs                       5%
Property                            44%
Casualty                            51%

Specialty Admitted Market

Specialty Program Insurance. Specialty Program Insurance focuses on providing total insurance programs for businesses engaged in similar but highly specialized activities. These activities typically do not fit the risk profiles of standard insurers which makes complete coverage difficult to obtain from a single insurer.

The Specialty Program Insurance unit is organized into four product areas which concentrate on particular markets and customer groups. The property and casualty program division writes commercial coverages for youth and recreation oriented organizations, such as children's summer camps, conference centers and youth organizations such as YM/YWCAs, Boys' and Girls' Clubs, child care centers, nursery and Montessori schools, gymnastic schools and martial arts and dance schools. This division also writes commercial coverages for social service organizations, garages, gas stations, campgrounds, used car dealers and moving and storage operations. The agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage and property and liability coverages for horse farms and boarding, breeding and training facilities. Liability insurance for sports organizations and accident and medical insurance for colleges, universities and private schools are sold through the sports liability, accident and medical division. The Markel Risk Solutions facility develops customized insurance products for a variety of commercial insureds.

The majority of Specialty Program Insurance business is produced by approximately 3,500 retail insurance agents. Management grants very limited underwriting authority to a few carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Specialty Program Insurance is underwritten by Markel Insurance Company (MIC). MIC is licensed to write P&C insurance in 50 states, including its domicile state of Illinois and the District of Columbia.

16|

--------------------------------------------------------------------------------

                    [CHART]

SPECIALTY PROGRAM INSURANCE
2001 GROSS PREMIUM VOLUME ($106 million)

Other Programs                               5%
Health and Fitness                           8%
Child Care                                   9%
Markel Risk Solutions                       11%
Agriculture                                 18%
Camp and Youth Recreation                   21%
Sports Liability, Accident and Medical      28%

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

Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets. The unit distributes the watercraft, yacht and property products through wholesale and retail producers. The motorcycle program is marketed directly to the consumer, using direct mail, Internet and telephone promotions as well as relationships with various motorcycle manufacturers, dealers and associations. The Specialty Personal and Commercial Lines unit writes the majority of its business in Markel American Insurance Company (MAIC). MAIC is licensed to write P&C business in 47 states, including its state of domicile, Virginia, and the District of Columbia.

                [CHART]

SPECIALTY PERSONAL AND COMMERCIAL LINES
2001 GROSS PREMIUM VOLUME ($56 million)

Property                             18%
Motorcycle                           21%
Yacht                                28%
Watercraft                           33%

                                                                             |17

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

Markel International
================================================================================

Our international division operates in two segments of the London Insurance Market. Markel International participates in the London Company Market through its London based insurance company, Terra Nova, and in the Lloyd's Market through Markel Capital's participation in four Lloyd's syndicates managed by Markel Syndicate Management.

                  [CHART]

MARKEL INTERNATIONAL
2001 GROSS PREMIUM VOLUME ($716 million)

Motor Syndicate 1228                      4%
Non-Marine Syndicate 1239                14%
Terra Nova                               25%
Marine Syndicate 1009                    27%
Markel Syndicate 702                     30%

The London Company Market

Terra Nova. Terra Nova's business is written internationally with approximately 57% of its writings coming from the United States. Terra Nova underwrites business on both a direct and reinsurance basis covering property, casualty, accident and health and marine risks. In addition Terra Nova writes excess and surplus lines property and automobile physical damage coverages in the United States. Coverage is also provided for crop, boiler and machinery, credit, surety, political risk exposure, theft, fidelity and crime as well as other miscellaneous lines such as contingency.

Property treaty reinsurance includes excess of loss, stop loss, aggregate excess and proportional coverage. A significant portion of Terra Nova's excess of loss catastrophe and per risk treaty business comes from the United States and is balanced by international property treaties.

Terra Nova's casualty account includes treaty reinsurance for errors and omissions, directors and officers, medical malpractice and general liability risks as well as excess and surplus lines liability coverages often written in conjunction with property risks. Professional groups covered include architects, engineers, accountants, lawyers and insurance intermediaries.

Terra Nova's marine book includes specie, cargo and protection and indemnity coverages. Terra Nova is an insurer of diamonds and precious stones, cash and securities, art galleries, private art collections, auction houses and fine art through its specie account.

18|

--------------------------------------------------------------------------------

                 [CHART]

TERRA NOVA
2001 GROSS PREMIUM VOLUME ($176 million)

Marine                               23%
Casualty                             28%
Property                             49%

The Lloyd's Market

Markel International participates in the Lloyd's Market through its corporate capital provider, Markel Capital. For the 2001 year of account, Markel Syndicate Management managed four syndicates. For the 2002 year of account, Markel Syndicate Management has combined its operations into one syndicate, Markel Syndicate 3000.

Our Lloyd's operations offer a wide range of insurance products and take a service-oriented approach to underwriting complex and unique risks. Markel International's 2001 operating syndicates are as follows:

Markel Syndicate 702. Syndicate 702 focuses on professional and financial risk coverages, including professional indemnity, directors and officers liability, legal expenses and crime. It also underwrites kidnap and ransom, commercial property and general liability coverages.

The professional indemnity account offers unique solutions for four classes of professions. Covered risks include construction and engineering, financial service professionals, miscellaneous professionals and professional practices. The construction and engineering class includes coverages for professional surveyors, engineers, architects and estate agents. The financial services class includes coverages for insurance brokers, insurance agents, financial consultants, stockbrokers, fund managers, venture capitalists and bankers. The miscellaneous professionals class includes coverages for a wide range of professionals including management consultants, publishers, broadcasters, pension trustees, political officials and physicians. The professional practices class includes coverages for accountants and solicitors.

Syndicate 702 has four branch offices in the United Kingdom, all of which offer the Syndicate's full range of products. In addition the Syndicate has established three branch offices in Australia, which offer the Syndicate's core professional indemnity, directors and officers and crime covers. The Syndicate's branch offices provide insureds and brokers with direct access to decision-making underwriters who understand the local markets.

                                                                             |19

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

                [CHART]

MARKEL SYNDICATE 702
2001 GROSS PREMIUM VOLUME ($217 million)

Legal Expenses                         5%
Other Programs                        10%
Property                              12%
Directors and Officers                14%
Professional Indemnity                59%

Marine Syndicate 1009. Marine Syndicate 1009 underwrites a portfolio of primary coverages for energy, marine liability, hull, war, specie, cargo, aviation and property risks. In addition the Syndicate writes marine, aviation and property business on an excess of loss reinsurance basis. Syndicate 1009 is a market leader in these lines of business due to its commitment to value-added service for its insureds and brokers.

The energy account includes all aspects of oil and gas activities. Coverage includes, but is not limited to, property damage, business interruption and well control. The liability account is primarily energy-related, but also covers the traditional marine book, which includes charters, protection and indemnity and pollution liabilities. The hull account covers physical damage to ocean-going tonnage. Also offered are building and construction insurance, as well as coverage for high-valued yachts and mortgagee's interest. The war account covers marine, aviation and political risks. Political risks provide coverage for aspects of confiscation, terrorism, war on land and elements of contract frustration. The specie account includes coverage for fine art on exhibit and in private collections, securities, bullion, precious metals, cash in transit and jewelry. The cargo account is an international transit-based book covering many types of cargo.

The aviation account covers major and regional passenger airlines, cargo airlines, fixed wing and rotary wing operators, aviation products and ground liabilities. The property account consists primarily of large, risk-managed exposures.

20|

-------------------------------------------------------------------------------

              [CHART]

MARINE SYNDICATE 1009
2001 GROSS PREMIUM VOLUME ($196 million)

Hull                              6%
Liability                         7%
Specie                            7%
Property                         11%
Energy                           15%
Other Programs                   15%
War                              15%
Aviation                         24%

Motor Syndicate 1228. Syndicate 1228 specializes in commercial auto insurance in the United Kingdom. The Syndicate focuses on carefully selected rental car fleets and taxi accounts. Coverage is provided for fleets of all sizes. The Syndicate's innovative approach to its business allows it to build strong relationships with a select number of intermediaries. Following the acquisition of Markel International, we significantly reduced writings at Syndicate 1228 and refocused the Syndicate on its profitable United Kingdom fleet business. Syndicate 1228 had gross premium volume of $27 million in 2001.

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

              [CHART]

NON-MARINE SYNDICATE 1239
2001 GROSS PREMIUM VOLUME ($100 million)

Accident and Health               6%
Other Programs                    9%
Financial Institutions           13%
Professional Liability           14%
Property                         58%


                                                                             |21

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

Reinsurance
===============================================================================

We enter into reinsurance agreements in order to reduce our liability on individual risks and to enable us to underwrite policies with higher limits.

We attempt to minimize credit exposure to reinsurers and maintain a margin of safety through adherence to internal reinsurance guidelines. To become our reinsurance partner, prospective companies generally must: (i) maintain an A.M. Best or Standard & Poor's rating of "A" (excellent); (ii) maintain minimum capital and surplus of $200 million; and (iii) provide collateral for recoverables in excess of an individually established amount. In addition Markel North America's foreign reinsurers must provide collateral equal to 100% of recoverables, with the exception of reinsurers who are Lloyd's syndicates.

The following table displays our top ten reinsurers by group at December 31, 2001. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group and are not typically guaranteed by other group members. These ten reinsurers represent 54% of our $1.6 billion reinsurance recoverable.

Reinsurers                                        A.M. Best Rating                  Reinsurance Recoverable
-------------------------------------------------------------------------------------------------------------
                                                                                     (dollars in thousands)
Syndicates at Lloyd's                                    A-                              $  209,658
Munich Re Group                                          A++                                125,902
GE Global Insurance Group                                A++                                 80,895
Equitas                                                  NR(1)                               78,953
Gerling Group                                            A                                   69,033
XL Group                                                 A+                                  63,642
Fairfax Financial Group                                  A                                   62,545
AXA Corporate Solutions Group                            A+                                  51,751
HDI Group                                                A+                                  51,122
American International Group                             A++                                 46,797

Other reinsurers                                                                            728,714
-------------------------------------------------------------------------------------------------------------
Total reinsurance recoverable on paid and unpaid losses                                  $1,569,012
=============================================================================================================

(1) NR-Not Rated. Equitas is a reinsurance company that was formed by Lloyd's to reinsure the 1992 and prior losses of Lloyd's syndicates.

Reinsurance recoverable balances are shown before consideration of balances owed to reinsurers and any potential rights of offset, any collateral held by us and allowances for bad debts.

See note 14 in the notes to consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations for additional information about our reinsurance programs and exposures.

22|

-------------------------------------------------------------------------------

Reinsurance treaties are generally subject to cancellation on the anniversary date and are subject to annual renegotiations. In most circumstances the reinsurer remains responsible for all business produced prior to termination. Treaties also typically contain provisions concerning ceding commissions, required reports to the reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions which allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an unapproved reinsurer under applicable regulations.

Investments
===============================================================================

Our business strategy clearly recognizes the importance of both underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately three quarters of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. We seek to invest in companies with the potential for appreciation and hold these investments over the long term. Officers of the Company manage the investment portfolio.

Total investment returns include items which impact net income, such as net investment income and realized gains or losses from the sales of investments, as well as items which do not impact net income, such as changes in unrealized holding gains or losses. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. Our focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

The ultimate success of our investment strategy can be analyzed from the review of total investment returns over several years. The following table presents taxable equivalent total returns before and after the effects of foreign currency movements for the past five years:

ANNUAL TAXABLE EQUIVALENT TOTAL RETURNS
------------------------------------------------------------------

                                                                                  Weighted    Weighted
                                                                                   Average     Average
                                                                                  Five Year   Ten Year
                                        Years Ended December 31,                   Annual      Annual
                              1997       1998      1999       2000      2001       Return      Return
------------------------------------------------------------------------------------------------------
Equities                      31.4%       13.3%   (10.3%)     26.4%     16.9%       15.4%      16.4%
Fixed maturities               9.2%        7.6%     0.9%      10.5%      7.7%        7.5%       7.5%
Total portfolio               12.8%        8.9%    (1.3%)     12.4%      8.8%        8.6%       8.6%
Total portfolio, after
   foreign currency effect    12.8%        8.9%    (1.3%)     11.6%      8.4%        8.2%       8.4%
------------------------------------------------------------------------------------------------------
Ending portfolio
balance (in millions)       $ 1,410     $ 1,483   $ 1,625    $ 3,136   $ 3,591
======================================================================================================

Our disciplined, value-oriented investment approach has generated solid investment results in 2001 and over the long term as evidenced by the above table.

                                                                             |23

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. Standard & Poor's (S&P's) and Moody's Investors Service (Moody's) provide corporate and municipal debt ratings based on their assessment of the credit quality of an obligor with respect to a specific obligation. S&P's ratings range from "AAA" (capacity to pay interest and repay principal is extremely strong) to "D" (debt is in payment default). Securities with ratings of "BBB" or higher are referred to as investment grade securities. Debt rated "BB" and below is regarded by S&P as having predominately speculative characteristics with respect to capacity to pay interest and repay principal. Moody's ratings range from "Aaa" to "C" with ratings of "Baa" or higher considered investment grade.

Our fixed maturity portfolio has an average rating of "AA," with 92% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in securities which are rated investment grade and to minimize investments in fixed maturity securities that are unrated or rated below investment grade.

See Market Risk Disclosures in Management's Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

The following chart shows our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2001:

                           [CHART]

2001 CREDIT QUALITY OF FIXED MATURITY PORTFOLIO ($2,686 million)

              Other                       1%
              BBB                         7%
              A                          12%
              AAA/AA                     80%

Shareholder Value
===============================================================================

Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, we assess our effectiveness in building shareholder value through the measurement of growth in book value per share. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We recognize that it may be difficult to grow book value consistently each year, so we measure ourselves over a longer period of time. Our stated objective is to grow book value per share by an annual compound growth rate of 20%, measured over a five year period. For the year ended December 31, 2001, book value increased 8% primarily due to two common share offerings

24|

-------------------------------------------------------------------------------

with net proceeds of $408 million and increased unrealized gains on our investment portfolio, partially offset by a net loss. For the year ended December 31, 2000, book value increased 50% primarily due to common stock and contingent value rights issued to acquire Markel International. Over the past five years, we have grown book value per share at a compound annual rate of 18% to $110.50 per share. Excluding the effect of common stock issued to acquire Markel International and 2001 equity offerings, book value per share grew at a compound annual rate of 9% over the past five years. The following graph presents the Company's book value per share for the past five years:

                [CHART]

         BOOK VALUE PER SHARE

              $ per share

1997    1998    1999    2000     2001
-----   -----   -----   ------   ------
65.18   77.02   68.59   102.63   110.50

Regulatory Environment
===============================================================================

Our insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. Regulation is intended for the benefit of policyholders rather than shareholders.

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

As an insurance holding company, we are also subject to certain state laws. Under these laws, insurance departments may, at any time, examine us, require disclosure of material transactions, require approval of certain extraordinary transactions, such as extraordinary dividends from our insurance subsidiaries to us or require approval of changes in control of an insurer or an insurance holding company. Generally control for these purposes is defined as ownership or voting power of 10% or more of a company's shares.

                                                                             |25

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

BUSINESS OVERVIEW(continued)

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to us. Generally statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2001, our United States insurance subsidiaries could pay up to $60.3 million during the following 12 months under the ordinary dividend regulations without prior regulatory approval.

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

We are required to seek approval from the FSA for any dividends from Terra Nova. In addition both Markel Capital and Markel Syndicate Management are subject to regulation and supervision by the Council of Lloyd's (the Council). The Council prescribes, in respect of each business, certain minimum standards relating to management and control, solvency, risk-based capital and various other requirements.

Ratings
================================================================================

Financial stability and strength are important purchase considerations of policyholders and insurance agents and brokers. Because an insurance premium paid today purchases coverage for losses that might not be paid for many years, the financial viability of the insurer is of critical concern.Various independent rating agencies provide information and assign ratings to assist buyers in their search for financially sound insurers. Rating agencies periodically re-evaluate assigned ratings based upon changes in the insurer's operating results, financial condition or other significant factors influencing the insurer's business. Changes in assigned ratings could have an adverse impact on an insurer's ability to write new business.

A.M. Best Company (Best) assigns financial strength ratings (FSRs) to P&C insurance companies based on quantitative criteria such as profitability, leverage and liquidity, as well as qualitative assessments such as the spread of risk, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of loss reserves and surplus and the competence, experience and integrity of management. Best's FSRs range from "A++" (superior) to "F" (in liquidation).

S&P also provides analytical and statistical information on the solvency and liquidity of major insurance companies. S&P's FSRs concern only the likelihood of timely payment of policyholder obligations and are not intended to refer to the ability of either the rated company or its parent or subsidiary to pay non-policy obligations such as debt or commercial paper. The S&P FSRs range from "AAA" (extremely strong financial security) to "CC" (extremely weak financial security).

26|

-------------------------------------------------------------------------------

Best has assigned our domestic insurance subsidiaries a group rating of "A" (excellent). In addition our domestic insurance subsidiaries are rated "A-" (strong) by S&P. Best and S&P rate the Lloyd's Market as a group and do not in all cases rate individual syndicates. Lloyd's is rated "A-" (excellent) by Best and "A" (strong) by S&P.

Best rates Markel International's insurance company subsidiaries as follows:
         . Terra Nova Insurance Company Limited -- "B++" (very good)
         . Terra Nova (Bermuda) Insurance Company Ltd. -- "B+" (very good)

S&P rates Markel International's insurance company subsidiaries as follows:
        . Terra Nova Insurance Company Limited -- "A-" (strong)
        . Terra Nova (Bermuda) Insurance Company Ltd. -- "BBB" (good)

S&P has placed a "negative outlook" on the FSRs of our insurance subsidiaries. A "negative outlook" signifies that upon completion of a ratings review, the rating agency may affirm or downgrade our ratings. The negative outlook is the result of underwriting losses at Markel International since its acquisition.

Associates
================================================================================

At December 31, 2001, we had 1,622 employees, seven of whom were executive officers. Of that total, our Markel North America operations had 1,066 associates and Markel International had 556 associates.

As a service organization, our continued profitability and growth are dependent upon the talent and enthusiasm our associates bring to their jobs. We have structured incentive compensation plans and stock purchase plans to encourage associates to achieve corporate objectives and think and act like owners. Associates are offered many opportunities to become shareholders. Every associate eligible to participate in Markel North America's 401(k) plan receives one-third of our contribution in Markel stock and may purchase stock with their own contributions. Stock may be acquired through a payroll deduction plan, and associates have been given the opportunity to purchase stock with loans financed by us with a partially subsidized interest rate. Under our incentive compensation plans, associates may earn a meaningful bonus based on individual and company performance. At December 31, 2001, we estimate associates' ownership, including executive officers and directors, at approximately 15% of our outstanding shares. We believe that employee stock ownership and rewarding value-added performance aligns associates' interests with the interests of non-employee shareholders.

                                                                             |27

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1)

                                                          -------------------------------------------
                                                            2001              2000           1999
                                                          -------------------------------------------
RESULTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------
Earned premiums                                           $  1,207          $   939         $   437
Net investment income                                          171              154              88
Total operating revenues                                     1,397            1,094             524
Net income (loss)                                             (126)             (28)             41
Comprehensive income (loss)                                    (77)              81             (40)
-----------------------------------------------------------------------------------------------------

FINANCIAL POSITION (2)
-----------------------------------------------------------------------------------------------------
Total investments and cash                                $  3,591          $ 3,136         $ 1,625
Total assets                                                 6,441            5,473           2,455
Unpaid losses and loss adjustment expenses                   3,700            3,037           1,344
Convertible notes payable                                      116               --              --
Long-term debt                                                 265              573             168
8.71% Capital Securities                                       150              150             150
Shareholders' equity                                         1,085              752             383
-----------------------------------------------------------------------------------------------------

OTHER OPERATING DATA PER DILUTED SHARE (3)
-----------------------------------------------------------------------------------------------------
Core operations                                           $ (13.13)         $ (2.31)        $  8.17
Net realized gains (losses)                                   1.52             0.14           (0.10)
Nonrecurring items                                              --             1.16              --
Amortization of intangible assets                            (3.12)           (2.98)          (0.87)
                                                          ---------         --------        --------
Net income (loss)                                         $ (14.73)         $ (3.99)        $  7.20
-----------------------------------------------------------------------------------------------------

PER SHARE DATA
-----------------------------------------------------------------------------------------------------
Common shares outstanding (in thousands)                     9,820            7,331           5,590
Total investments and cash                                $ 365.70          $427.79         $290.69
Book value                                                $ 110.50          $102.63         $ 68.59
Growth (decline) in book value                                   8%              50%            (11%)
5-Year CAGR in book value (4)                                   18%              21%             22%
Closing stock price                                       $ 179.65          $181.00         $155.00
-----------------------------------------------------------------------------------------------------

RATIO ANALYSIS
-----------------------------------------------------------------------------------------------------
U.S. GAAP combined ratio                                       124%             114%            101%
Investment yield (5)                                             5%               6%              5%
Taxable equivalent total investment return (6)                   8%              12%             (1%)
Debt to total capital (Capital Securities as debt)              33%              49%             45%
Debt to total capital (Capital Securities as equity) (7)        24%              39%             24%
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------

(1) Reflects the acquisitions of Gryphon Holding Inc. (January 15, 1999) and Terra Nova (Bermuda) Holdings Ltd. (March 24, 2000) using the purchase method of accounting. Also reflects the issuance in 2001 of 2.5 million common shares with net proceeds of $408 million.

(2) The change in accounting for net unrealized gains (losses) on fixed maturities in accordance with provisions of Statement of Financial Accounting Standards No. 115 affects 1993 and subsequent years.

(3) In evaluating its operating performance, the Company focuses on core underwriting and investing results (core operations) before considering net gains or losses from the sale of investments, amortization expense and any nonrecurring items. These measures do not replace operating income (loss) or net income (loss) computed in accordance with U.S. GAAP as a measure of profitability.

28|

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
  1998      1997      1996      1995      1994      1993     1992  10-Year CAGR (4)
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
$   333   $   333   $   307   $   285   $   243   $   193   $  153      23%
     71        69        51        43        29        24       27      19%
    426       419       367       344       280       235      206      20%
     57        50        47        34        19        24       26      --
     68        92        56        75       (10)       34       26      --
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
$ 1,483   $ 1,410   $ 1,142   $   927   $   622   $   609   $  457      23%
  1,921     1,870     1,605     1,315     1,103     1,135    1,129      25%
    934       971       936       734       653       688      733      --
     --        --        --        --        --        --       --      --
     93        93       115       107       101        78      101      --
    150       150        --        --        --        --       --      --
    425       357       268       213       139       151      109      29%
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
$  8.10   $  7.43   $  6.03   $  5.15   $  3.77   $  3.31   $ 3.03      --
   2.37      1.82      0.58      1.39      0.45      1.83     0.89      --
     --        --      2.05        --        --        --     1.90      --
  (0.30)    (0.33)    (0.36)    (0.39)    (0.89)    (0.91)   (1.18)     --
--------  --------  --------  --------  --------  --------  -------
$ 10.17   $  8.92   $  8.30   $  6.15   $  3.33   $  4.23   $ 4.64      --
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
  5,522     5,474     5,458     5,422     5,387     5,414    5,403      --
$268.49   $257.51   $209.20   $170.95   $115.45   $112.55   $84.64      16%
$ 77.02   $ 65.18   $ 49.16   $ 39.37   $ 25.71   $ 27.83   $20.24      22%
     18%       33%       25%       53%       (8%)      38%      30%     --
     23%       26%       26%       31%       17%       25%      34%     --
$181.00   $156.13   $ 90.00   $ 75.50   $ 41.50   $ 39.38   $31.25      --
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
     98%       99%      100%       99%       97%       97%      97%     --
      5%        5%        5%        6%        5%        5%       6%     --
      9%       13%        8%       16%       (1%)      12%       8%     --
     36%       41%       --        --        --        --       --      --
     14%       16%       30%       33%       42%       34%      48%     --
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------

(4) CAGR--compound annual growth rate.

(5) Investment yield reflects net investment income as a percent of average invested assets.

(6) Taxable equivalent total investment return includes net investment income, net realized investment gains or losses and the change in market value of the investment portfolio during the period as a percentage of average invested assets. Tax-exempt interest and dividend payments are grossed up using the United States corporate tax rate to reflect an equivalent taxable yield. Taxable equivalent total investment return also includes the effect of foreign currency exchange movements.

(7) The 8.71% Capital Securities contain equity-like features including the Company's option to defer interest payments for five years and a 49-year term. Due to these unique features, the Company considers the 8.71% Capital Securities as 100% equity.

                                                                             |29

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                     --------------------------------
                                                                                       2001                   2000
---------------------------------------------------------------------------------------------------------------------
                                                                                           (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
   Fixed maturities (cost of $2,620,418 in 2001 and $2,322,616 in 2000)              $ 2,686,076          $ 2,374,008
   Equity securities (cost of $341,631 in 2001 and $291,385 in 2000)                     543,554              431,126
   Short-term investments (estimated fair value approximates cost)                        64,791               80,710
---------------------------------------------------------------------------------------------------------------------
   TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                                               3,294,421            2,885,844
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                296,781              250,320
Receivables                                                                              236,402              223,114
Accrued premium income                                                                   135,674              160,048
Reinsurance recoverable on unpaid losses                                               1,397,202              989,470
Reinsurance recoverable on paid losses                                                   171,810              114,963
Deferred policy acquisition costs                                                        140,707              130,644
Prepaid reinsurance premiums                                                             170,246              139,272
Intangible assets                                                                        372,128              402,999
Other assets                                                                             225,257              176,479
---------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                                      $ 6,440,628          $ 5,473,153
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                           $ 3,699,973          $ 3,037,006
Unearned premiums                                                                        806,922              701,663
Payables to insurance companies                                                          169,570              138,242
Convertible notes payable (estimated fair value of $117,000)                             116,022                   --
Long-term debt (estimated fair value of $262,000 in 2001 and $569,000 in 2000)           264,998              573,111
Other liabilities                                                                        148,035              120,759
Company-Obligated Mandatorily Redeemable Preferred Capital Securities
   of Subsidiary Trust Holding Solely Junior Subordinated Deferrable
   Interest Debentures of Markel Corporation (estimated fair value of
   $108,000 in 2001 and $131,000 in 2000)                                                150,000              150,000
---------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                                   5,355,520            4,720,781
---------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Common stock                                                                          735,569              325,914
   Retained earnings                                                                     176,252              302,000
   Accumulated other comprehensive income
      Net unrealized holding gains on fixed maturities and equity securities,
         net of taxes of $93,653 in 2001 and $66,897 in 2000                             173,928              124,236
      Cumulative translation adjustments, net of tax benefit of $345 in 2001
         and tax expense of $120 in 2000                                                    (641)                 222
---------------------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                          1,085,108              752,372
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 6,440,628          $ 5,473,153
=====================================================================================================================

See accompanying notes to consolidated financial statements.

30|

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                    Years Ended December 31,
                                                       -----------------------------------------------
                                                                 2001          2000          1999
------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                                $ 1,206,684  $  938,543     $ 437,196
Net investment income                                              170,722     154,186        87,681
Net realized gains (losses) from investment sales                   20,006       1,478          (897)
Other                                                                   --         276           341
------------------------------------------------------------------------------------------------------
   TOTAL OPERATING REVENUES                                      1,397,412   1,094,483       524,321
======================================================================================================

OPERATING EXPENSES
Losses and loss adjustment expenses                              1,049,421     731,531       283,630
Underwriting, acquisition and insurance expenses                   450,859     339,089       156,703
Amortization of intangible assets                                   30,683      23,321         5,398
------------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                                      1,530,963   1,093,941       445,731
------------------------------------------------------------------------------------------------------
   OPERATING INCOME (LOSS)                                        (133,551)        542        78,590
======================================================================================================
Interest expense                                                    48,647      52,348        25,150
------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                              (182,198)    (51,806)       53,440
Income tax expense (benefit)                                       (56,481)    (24,214)       12,826
------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                           $  (125,717)  $ (27,592)    $  40,614
======================================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
   Net holding gains (losses) arising during the period        $    62,695   $ 109,829     $ (81,223)
   Less reclassification adjustments for gains (losses)
      included in net income (loss)                                (13,003)       (961)          583
------------------------------------------------------------------------------------------------------
   Net unrealized gains (losses)                                    49,692     108,868       (80,640)
Currency translation adjustments, net of taxes                        (863)        222            --
------------------------------------------------------------------------------------------------------
   TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                          48,829     109,090       (80,640)
------------------------------------------------------------------------------------------------------
   COMPREHENSIVE INCOME (LOSS)                                 $   (76,888)  $  81,498     $ (40,026)
======================================================================================================
NET INCOME (LOSS) PER SHARE
   Basic                                                       $    (14.73)  $   (3.99)    $    7.27
   Diluted                                                     $    (14.73)  $   (3.99)    $    7.20
======================================================================================================

See accompanying notes to consolidated financial statements.

                                                                             |31

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                    Accumulated
                                                                                       Other
                                                 Common    Common    Retained       Comprehensive
                                                 Shares    Stock     Earnings          Income          Total
-----------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
Shareholders' Equity at January 1, 1999          5,522   $ 25,415   $   303,878      $   96,008     $   425,301
   Net income                                       --         --        40,614              --          40,614
   Net unrealized holding losses
      arising during the period, net of taxes       --         --            --         (80,640)        (80,640)
-----------------------------------------------------------------------------------------------------------------
      Comprehensive loss                                                                                (40,026)
   Issuance of common stock                         81        210            --              --             210
   Repurchase of common stock                      (13)        --        (2,066)             --          (2,066)
-----------------------------------------------------------------------------------------------------------------
Shareholders' Equity at December 31, 1999        5,590     25,625       342,426          15,368         383,419
   Net loss                                         --         --       (27,592)             --         (27,592)
   Net unrealized holding gains
      arising during the period, net of taxes       --         --            --         108,868         108,868
   Currency translation adjustments,
      net of taxes                                  --         --            --             222             222
-----------------------------------------------------------------------------------------------------------------
      Comprehensive income                                                                               81,498
   Issuance of common stock                      1,848    300,289            --              --         300,289
   Repurchase of common stock                     (107)        --       (12,834)             --         (12,834)
-----------------------------------------------------------------------------------------------------------------
Shareholders' Equity at December 31, 2000        7,331    325,914       302,000         124,458         752,372
   Net loss                                         --         --      (125,717)             --        (125,717)
   Net unrealized holding gains
      arising during the period, net of taxes       --         --            --          49,692          49,692
   Currency translation adjustments,
      net of taxes                                  --         --            --            (863)           (863)
-----------------------------------------------------------------------------------------------------------------
      Comprehensive loss                                                                                (76,888)
   Issuance of common stock                      2,501    409,655            --              --         409,655
   Repurchase of common stock                      (12)        --           (31)             --             (31)
-----------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY AT DECEMBER 31, 2001        9,820   $735,569   $   176,252      $  173,287     $ 1,085,108
=================================================================================================================

See accompanying notes to consolidated financial statements.

32|

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                           ------------------------------------------
                                                                               2001           2000           1999
---------------------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)                                                          $ (125,717)     $  (27,592)    $   40,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities
   Deferred income tax expense (benefit)                                      (76,201)        (18,101)         9,477
   Depreciation and amortization                                               41,913          32,398         12,855
   Net realized (gains) losses from investment sales                          (20,006)         (1,478)           897
   Decrease (increase) in receivables                                         (13,288)         49,419         (2,461)
   Decrease in accrued premium income                                          24,374         127,816             --
   Decrease (increase) in deferred policy acquisition costs                   (10,063)         17,491             66
   Increase (decrease) in unpaid losses and loss adjustment expenses, net     198,388          13,876        (34,238)
   Increase (decrease) in unearned premiums, net                               74,285        (116,610)        (9,192)
   Increase (decrease) in payables to insurance companies                      31,328          (9,038)         8,174
   Increase (decrease) in accrued expenses                                      7,581           3,350        (12,058)
   Increase (decrease) in other liabilities                                    10,832         (23,557)        (3,272)
   Increase (decrease) in current income taxes                                  9,106          21,638         (6,819)
   Other                                                                       11,934          19,601         (3,485)
---------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                               164,466          89,213            558
=====================================================================================================================

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                 914,082         830,800      1,069,006
Proceeds from maturities of fixed maturities                                  136,685          73,365         52,708
Cost of fixed maturities and equity securities purchased                   (1,382,792)       (891,638)      (945,927)
Net change in short-term investments                                           15,919           6,154            298
Acquisitions of insurance companies, net of cash acquired                          --        (208,040)      (143,557)
Sales of insurance companies, net of cash sold                                     --          12,482         13,597
Additions to property and equipment                                            (8,510)        (19,633)        (4,026)
Other                                                                          (3,877)         (5,101)        (6,797)
---------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       (328,493)       (201,611)        35,302
=====================================================================================================================

FINANCING ACTIVITIES
Additions to long-term debt and convertible notes payable                     147,943         370,000        115,000
Repayments and repurchases of long-term debt                                 (344,786)       (128,310)       (95,288)
Issuance of common stock                                                      407,532              --             --
Other                                                                            (201)         (8,027)        (5,469)
---------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                               210,488         233,663         14,243
=====================================================================================================================

Increase in cash and cash equivalents                                          46,461         121,265         50,103
Cash and cash equivalents at beginning of year                                250,320         129,055         78,952
---------------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  296,781      $  250,320     $  129,055
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                                                                             |33

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Corporation underwrites insurance products and programs to niche markets and operates in four areas of the specialty insurance market. Markel Corporation operates domestically in the Excess and Surplus Lines Market and the Specialty Admitted Market (Markel North America). Markel Corporation also operates in the London Company Market and the Lloyd's Market through its wholly-owned subsidiary, Terra Nova (Bermuda) Holdings Ltd., which was acquired on March 24, 2000 (referred to in these notes to consolidated financial statements as Markel International or Terra Nova (Bermuda) Holdings Ltd.). See
note 18 for a further discussion of changes made at Markel International as of January 1, 2002 and the impact of those changes on Markel Corporation's operations in the London Insurance Market.

a) Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts have been made to conform with 2001 presentations.

The Company participates in the Lloyd's Market through its corporate capital provider, Markel Capital Limited (Markel Capital), a wholly-owned subsidiary of Markel International. Markel Syndicate Management Limited (Markel Syndicate Management), a wholly-owned subsidiary of Markel International, manages the Company's syndicates at Lloyd's. Beginning January 1, 2001, Markel Capital provides 100% of the capacity to the Company's syndicates. For years of account prior to 2001, the Company has recorded its pro rata share of syndicates' assets, liabilities, revenues and expenses.

The Company makes adjustments to convert Lloyd's accounting to U.S. GAAP. Lloyd's syndicates determine underwriting results by year of account over a three-year period. The Company records adjustments to recognize the ultimate underwriting results, including the expected ultimate written and earned premiums and losses incurred.

b) Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically reviews its estimates and assumptions including the adequacy of reserves for unpaid losses and loss adjustment expenses, reinsurance allowance for doubtful accounts and litigation liabilities, as well as the recoverability of deferred tax assets, deferred policy acquisition costs and intangible assets. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

c) Investments. All investments are considered available-for-sale and are recorded at estimated fair value, generally based on quoted market prices. The net unrealized gains or losses on investments, net of deferred income taxes, are included in accumulated other comprehensive income in shareholders' equity. A decline in the fair value of any investment below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for the security.

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains or losses are included in earnings and are derived using the first in, first out method.

34|

-------------------------------------------------------------------------------

d) Cash Equivalents. The Company considers all investments with original maturities of 90 days or less to be cash equivalents.

e) Accrued Premium Income. Accrued premium income represents the difference between the estimated cumulative ultimate gross written premiums and cumulative billed premiums.

f) Deferred Policy Acquisition Costs. Costs directly related to the acquisition of insurance premiums, such as commissions to agents and brokers, are deferred and amortized over the related policy period, generally one year. To the extent that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company does not consider anticipated investment income in determining whether a premium deficiency exists.

g) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives.

h) Intangible Assets. Policy renewal rights represent the value attributable to renewal rights for lines of businesses acquired and are amortized using the straight-line method over the estimated lives of the businesses acquired, generally three years. The cost of purchasing Lloyd's capacity is amortized using the straight-line method over three years. Goodwill is amortized using the straight-line method, generally over 20 to 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations. See note 23 for a discussion of adopting Financial Accounting Standards Board Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

i) Revenue Recognition. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Profit-sharing commissions from reinsurers are recognized when earned, based on reserve development studies, and are netted against policy acquisition costs. Premiums ceded are netted against premiums written.

j) Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and loss adjustment expenses are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred but not reported are based on reserve development studies. The reserves recorded are estimates, and the ultimate liability may be greater than or less than the estimates; however, management believes the reserves are adequate.

k) Derivative Financial Instruments. Effective January 1, 2001, the Company adopted the provisions of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities, are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. Changes in fair value are recognized immediately in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting. The gains or losses from the change in fair value of derivatives that qualify as hedges are recognized in earnings or other comprehensive income (OCI), depending on the type and effectiveness of the hedge.

                                                                             |35

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

For a derivative designated and qualified as a hedge of a net investment in a foreign operation, the effective portion of the change in fair value is reported in OCI as part of cumulative translation adjustments. The ineffective portion of the change in fair value of a hedge of a net investment in a foreign operation is recognized immediately in earnings.

l) Income Taxes. Deferred tax assets and liabilities are recorded in accordance with the provisions of Statement No. 109, Accounting for Income Taxes. Under Statement 109, the Company records deferred income taxes which reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases.

m) Foreign Currency Translation. The functional currencies of the Company's foreign operations are the currencies in which the majority of their business is transacted. Assets and liabilities of foreign operations are translated into the United States Dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of the foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are included, net of tax, in shareholders' equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency are included in net income (loss).

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk and related exchange rate fluctuations are reflected in OCI.

n) Earnings Per Share. Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year.

o) Stock Compensation Plans. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement No. 123, Accounting for Stock Based Compensation.

p) Comprehensive Income (Loss). Comprehensive income (loss) represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss), such as unrealized gains or losses on certain investments in fixed maturities and equity securities and foreign currency translation adjustments.

36|

-------------------------------------------------------------------------------

2. Investments

a) Following is a summary of investments (dollars in thousands):

                                                          December 31, 2001
                                            ------------------------------------------------
                                                          Gross       Gross     Estimated
                                            Amortized   Unrealized  Unrealized    Fair
                                             Cost         Gains       Losses     Value
--------------------------------------------------------------------------------------------
Fixed maturities
   U.S. Treasury securities and obligations
      of U.S. government agencies            $  575,599  $   9,518  $  (3,479)  $   581,638
   Obligations of states, municipalities
      and political subdivisions                441,174     11,124     (1,878)      450,420
   Foreign governments                          605,961     20,521       (669)      625,813
   Public utilities                             110,282      1,896     (1,586)      110,592
   Convertibles and bonds with warrants          12,898        346          -        13,244
   All other corporate bonds                    874,504     34,888     (5,023)      904,369
--------------------------------------------------------------------------------------------
   Total fixed maturities                     2,620,418     78,293    (12,635)    2,686,076
Equity securities
   Banks, trusts and insurance companies        167,177    113,167     (1,459)      278,885
   Industrial, miscellaneous and all other      174,454     93,803     (3,588)      264,669
--------------------------------------------------------------------------------------------
   Total equity securities                      341,631    206,970     (5,047)      543,554
Short-term investments                           64,791          -          -        64,791
--------------------------------------------------------------------------------------------
   TOTAL INVESTMENTS                         $3,026,840  $ 285,263  $ (17,682)  $ 3,294,421
--------------------------------------------------------------------------------------------

                                                               December 31, 2000
                                              -----------------------------------------------------
                                                                 Gross       Gross      Estimated
                                                Amortized     Unrealized   Unrealized     Fair
                                                  Cost           Gains       Losses      Value
---------------------------------------------------------------------------------------------------
Fixed maturities
   U.S. Treasury securities and obligations
      of U.S. government agencies               $   406,719   $  10,467   $    (562)   $   416,624
   Obligations of states, municipalities
      and political subdivisions                    454,218      15,422      (1,065)       468,575
   Foreign governments                              534,561      13,125         (16)       547,670
   Public utilities                                 100,560         630      (3,320)        97,870
   Convertibles and bonds with warrants              15,460         265          (1)        15,724
   All other corporate bonds                        811,098      21,935      (5,488)       827,545
---------------------------------------------------------------------------------------------------
   Total fixed maturities                         2,322,616      61,844     (10,452)     2,374,008
Equity securities
   Banks, trusts and insurance companies            128,399      91,965      (1,392)       218,972
   Industrial, miscellaneous and all other          162,986      60,554     (11,386)       212,154
---------------------------------------------------------------------------------------------------
   Total equity securities                          291,385     152,519     (12,778)       431,126
Short-term investments                               80,710           -           -         80,710
---------------------------------------------------------------------------------------------------
   TOTAL INVESTMENTS                            $ 2,694,711   $ 214,363   $ (23,230)   $ 2,885,844
---------------------------------------------------------------------------------------------------

                                                                             |37

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

b) The amortized cost and estimated fair value of fixed maturities at December 31, 2001 are shown below by contractual maturity (dollars in thousands):

                                                                      Estimated
                                                     Amortized           Fair
                                                        Cost            Value
-------------------------------------------------------------------------------
Due in one year or less                             $   103,404     $   105,196
Due after one year through five years                 1,240,559       1,280,917
Due after five years through ten years                1,082,663       1,103,060
Due after ten years                                     193,792         196,903
-------------------------------------------------------------------------------
    TOTAL                                           $ 2,620,418     $ 2,686,076
===============================================================================

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.4 years.

c) Components of net investment income are as follows (dollars in thousands):

                                                  Years Ended December 31,
                                        ---------------------------------------
                                           2001          2000            1999
-------------------------------------------------------------------------------
Interest
     Municipal bonds (tax-exempt)       $  23,352     $  23,693        $ 21,708
     Taxable bonds                        127,423       111,767          54,157
     Short-term investments, including
        overnight deposits                 18,761        17,440           7,464
Dividends on equity securities              7,216         7,044           7,453
-------------------------------------------------------------------------------
                                          176,752       159,944          90,782
Less investment expenses                    6,030         5,758           3,101
-------------------------------------------------------------------------------
     NET INVESTMENT INCOME              $ 170,722     $ 154,186        $ 87,681
===============================================================================

38|

d) The following table presents the Company's realized gains (losses) from investment sales and the change in gross unrealized gains (losses) (dollars in thousands):

                                                 Years Ended December 31,
                                         ---------------------------------------
                                           2001          2000            1999
--------------------------------------------------------------------------------
Realized gains
     Fixed maturities                    $ 28,168     $  12,930      $    6,586
     Equity securities                     14,687        23,900          19,578
--------------------------------------------------------------------------------
                                           42,855        36,830          26,164
--------------------------------------------------------------------------------
Realized losses
     Fixed maturities                      (2,323)      (18,160)        (20,240)
     Equity securities                    (20,526)      (17,192)         (6,821)
--------------------------------------------------------------------------------
                                          (22,849)      (35,352)        (27,061)
--------------------------------------------------------------------------------
     NET REALIZED GAINS (LOSSES)
        FROM INVESTMENT SALES            $ 20,006     $   1,478       $    (897)
================================================================================

Change in gross unrealized gains (losses)
     Fixed maturities                    $ 14,266     $  88,844       $ (67,275)
     Equity securities                     62,182        78,645         (56,787)
--------------------------------------------------------------------------------
     NET INCREASE (DECREASE)             $ 76,448     $ 167,489       $(124,062)
================================================================================

e) The Company's domestic insurance companies had investments, cash and cash equivalents with a carrying value of $38.0 million and $40.2 million on deposit with state regulatory authorities at December 31, 2001 and 2000, respectively.

Investments, cash and cash equivalents with a carrying value of $21.5 million and $36.6 million at December 31, 2001 and 2000, respectively, were held in trust for the benefit of cedents of the Company's domestic insurance companies.

Investments, cash and cash equivalents with a carrying value of $176.3 million and $149.1 million at December 31, 2001 and 2000, respectively, were held in trust for the benefit of United States cedents of Terra Nova Insurance Company Limited (Terra Nova), a wholly-owned subsidiary of Markel International, and to facilitate Terra Nova's accreditation as an alien reinsurer by certain states.

Investments, cash and cash equivalents with a carrying value of $29.8 million and $22.2 million at December 31, 2001 and 2000, respectively, were held in trust for the benefit of Terra Nova's United States surplus lines policyholders.

Investments, cash and cash equivalents with a carrying value of $47.1 million and $50.2 million at December 31, 2001 and 2000, respectively, were held in trust for the benefit of Terra Nova's Canadian cedents.

The Company had contingent liabilities regarding irrevocable undrawn letters of credit supporting certain reinsurance business written by Terra Nova and Terra Nova (Bermuda) Insurance Company Ltd., a wholly-owned subsidiary of Markel International, in the United States of $82.2 million and $96.0 million at December 31, 2001 and 2000, respectively. The Company had deposited investments, cash and cash equivalents with a carrying value of $105.5 million and $105.6 million at December 31, 2001 and 2000, respectively, as collateral against these amounts.

                                                                             |39

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

The Company had contingent liabilities regarding irrevocable undrawn letters of credit of $193.3 million and $201.9 million supporting its underwriting activities at Lloyd's at December 31, 2001 and 2000, respectively. The Company had deposited investments, cash and cash equivalents with a carrying value of $204.3 million and $208.0 million at December 31, 2001 and 2000, respectively, as collateral to support this commitment. In addition the Company had deposited $215.9 million and $97.8 million of investments, cash and cash equivalents with Lloyd's to support its underwriting activities at December 31, 2001 and 2000, respectively. In addition investments, cash and cash equivalents with a carrying value of $384.2 million and $303.2 million at December 31, 2001 and 2000, respectively, were held in trust for the benefit of the syndicates' policyholders.

f) Excluding investments in United States Treasury securities and government agencies, there were no investments in any one issuer other than United Kingdom Treasury securities that exceeded 10% of shareholders' equity at December 31, 2001. United Kingdom Treasury securities had an estimated fair value of $181.7 million at December 31, 2001.
===============================================================================

3. Receivables

Following are the components of receivables (dollars in thousands):

                                                             December 31,
                                                      --------------------------
                                                          2001            2000
--------------------------------------------------------------------------------
Agents' balances and premiums in course of collection $ 213,723       $ 209,135
Less allowance for doubtful receivables                   5,233           5,653
--------------------------------------------------------------------------------
                                                        208,490         203,482
Other                                                    27,912          19,632
--------------------------------------------------------------------------------
     RECEIVABLES                                      $ 236,402       $ 223,114
================================================================================

4. Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

                                               Years Ended December 31,
                                        ----------------------------------------
                                             2001          2000            1999
--------------------------------------------------------------------------------
Balance, beginning of year              $ 130,644     $  50,800        $ 40,471
Policy acquisition costs of acquired
  companies                                    --        97,335          10,395
Policy acquisition costs deferred         324,695       193,920         104,861
Amortization and write off charged to
   expense                               (314,632)     (211,411)       (104,927)
--------------------------------------------------------------------------------
     DEFERRED POLICY ACQUISITION COSTS  $ 140,707     $ 130,644        $ 50,800
================================================================================

40|

-------------------------------------------------------------------------------

The following reflects the components of underwriting, acquisition and insurance expenses (dollars in thousands):

                                               Years Ended December 31,
                                        ----------------------------------------
                                          2001          2000            1999
--------------------------------------------------------------------------------
Amortization and write off of policy
   acquisition costs                    $ 314,632     $ 211,411       $ 104,927
Other operating expenses                  136,227       127,678          51,776
--------------------------------------------------------------------------------

     UNDERWRITING, ACQUISITION AND
        INSURANCE EXPENSES              $ 450,859     $ 339,089       $ 156,703
================================================================================

5. Property and Equipment

Following are the components of property and equipment which are included in other assets on the consolidated balance sheets (dollars in thousands):

                                                              December 31,
                                                       -------------------------
                                                          2001            2000
--------------------------------------------------------------------------------
Leasehold improvements                                 $ 17,157        $ 16,253
Furniture and equipment                                  35,275          37,475
Other                                                     1,820           2,606
--------------------------------------------------------------------------------
                                                         54,252          56,334
Less accumulated depreciation and amortization           26,615          27,521
--------------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT                            $ 27,637        $ 28,813
================================================================================

Depreciation and amortization expense of property and equipment was $7.2 million, $7.5 million and $4.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company does not own any material properties as it leases substantially all of its facilities and certain furniture and equipment under operating leases with remaining terms up to approximately ten years.

Minimum annual rental commitments for noncancelable operating leases at December 31, 2001 are as follows (dollars in thousands):

Years Ending December 31,
--------------------------------------------------------------------------------
     2002                                              $ 10,540
     2003                                                 9,398
     2004                                                 9,237
     2005                                                 9,197
     2006                                                10,329
     2007 and thereafter                                 34,165
--------------------------------------------------------------------------------
     TOTAL                                             $ 82,866
================================================================================

Total rental expense for the years ended December 31, 2001, 2000 and 1999 was approximately $11.7 million, $11.2 million and $5.8 million, respectively.

                                                                             |41

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Intangible Assets
Following are the components of intangible assets (dollars in thousands):

                                                                December 31,
                                                         -------------------------
                                                            2001          2000
----------------------------------------------------------------------------------
Goodwill                                                 $ 357,317     $ 376,479
Lloyd's capacity costs                                      14,643        25,159
Policy renewal rights                                          168         1,361
----------------------------------------------------------------------------------
     INTANGIBLE ASSETS                                   $ 372,128     $ 402,999
==================================================================================

Accumulated amortization related to intangible assets was $68.0 million and $37.3 million at December 31, 2001 and 2000, respectively. See note 23 for a discussion of Statement No. 142, Goodwill and Other Intangible Assets.

================================================================================

7.    Income Taxes

Income (loss) before income taxes consisted of the following (dollars in thousands):

                                                    Years Ended December 31,
                                              ----------------------------------------
                                                   2001           2000        1999
--------------------------------------------------------------------------------------
Domestic                                      $   37,418      $  14,851     $ 53,440
Foreign                                         (219,616)       (66,657)          --
--------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAXES        $ (182,198)     $ (51,806)    $ 53,440
======================================================================================

Income tax expense (benefit) consisted of the following (dollars in thousands):

                                                             Years Ended December 31,
                                                      ------------------------------------
                                                         2001           2000        1999
------------------------------------------------------------------------------------------
Current
     Federal-domestic operations                      $  6,018       $ (5,550)    $ 3,349
     Federal-foreign operations                         13,702            360          --
     Foreign-foreign operations                             --           (923)         --
------------------------------------------------------------------------------------------
     Total current tax expense (benefit)                19,720         (6,113)      3,349
------------------------------------------------------------------------------------------
Deferred
     Federal-domestic operations                         1,036         (4,566)      9,477
     Federal-foreign operations                        (12,763)        12,957          --
     Foreign-foreign operations                        (64,474)       (26,492)         --
------------------------------------------------------------------------------------------
     Total deferred tax expense (benefit)              (76,201)       (18,101)      9,477
------------------------------------------------------------------------------------------
     INCOME TAX EXPENSE (BENEFIT)                     $(56,481)      $(24,214)    $12,826
==========================================================================================

42|

-------------------------------------------------------------------------------

In general the Company is not subject to state income taxation.

The Company made net income tax payments of $10.6 million in 2001, received net income tax refunds of $6.7 million in 2000 and made net income tax payments of $13.3 million in 1999. The Company had current income taxes payable of $1.8 million at December 31, 2001 and current income taxes recoverable of $7.3 million at December 31, 2000.

Reconciliations of the United States corporate income tax rate and the effective tax rate on income (loss) before income taxes are as follows:

                                                             Years Ended December 31,
                                                           ----------------------------
                                                           2001        2000      1999
---------------------------------------------------------------------------------------
United States corporate tax rate                            (35)%       (35)%      35%
Tax-exempt investment income                                 (4)        (16)      (15)
Amortization of intangible assets                             5          13         3
Unbenefitted net operating losses-foreign                     2           7        --
Differences between financial reporting and
     tax bases of assets acquired                            --         (16)       --
Other                                                         1          --         1
---------------------------------------------------------------------------------------
     EFFECTIVE TAX RATE                                     (31)%       (47)%      24%
=======================================================================================

The components of net deferred tax assets are as follows (dollars in thousands):

                                                                        December 31,
                                                                   ----------------------
                                                                      2001        2000
-----------------------------------------------------------------------------------------
Assets
    Income reported in different periods for
       financial reporting and tax purposes                       $  20,524    $ 20,559
    Unpaid losses and loss adjustment expenses,
       nondeductible portion for income tax purposes                 88,441      85,929
    Unearned premiums, adjustment for income tax purposes            32,320      23,478
    Net operating loss carryforwards                                145,738      75,539
    Other                                                             1,460       3,646
-----------------------------------------------------------------------------------------
    Total gross deferred tax assets                                 288,483     209,151
    Less valuation allowance                                         45,833      45,833
-----------------------------------------------------------------------------------------
    Total gross deferred tax assets, net of allowance               242,650     163,318
-----------------------------------------------------------------------------------------
Liabilities
    Deferred policy acquisition costs                                39,722      26,716
    Investments, net unrealized gains                                93,653      66,897
    Differences between financial reporting and
         tax bases of assets acquired                                20,249      30,170
    Other                                                            15,121      14,996
-----------------------------------------------------------------------------------------
    Total gross deferred tax liabilities                            168,745     138,779
-----------------------------------------------------------------------------------------
    NET DEFERRED TAX ASSET                                        $  73,905    $ 24,539
=========================================================================================

                                                                             |43

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

The net deferred tax asset at December 31, 2001 and December 31, 2000 is included in other assets on the consolidated balance sheets.

At the date of acquisition, the Company established a $45.8 million valuation allowance substantially all of which related to pre-acquisition losses at Markel Capital. A valuation allowance was considered necessary due to the uncertainty of realizing a future tax benefit on these losses. At December 31, 2001, the Company had $416 million of net operating losses (principally attributed to Markel Capital) that can be carried forward indefinitely to offset Markel Capital's future taxable income. Any future benefit resulting from the reduction of the valuation allowance will reduce goodwill related to the acquisition.

The Company will realize $154.3 million of the gross deferred tax assets existing at December 31, 2001 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. Management expects its foreign subsidiaries to generate future taxable income, excluding the effect of future originating temporary differences, to realize the remaining $88.3 million of the gross deferred tax assets, net of the valuation allowance. While management believes it is more likely than not that its foreign subsidiaries will generate sufficient future taxable income to realize this gross deferred tax asset, a change in the management's estimates and assumptions could result in an increase in the valuation allowance through a charge to earnings.

Provisions for United States income taxes on undistributed earnings of foreign subsidiaries are made only on those amounts in excess of the funds that are considered to be permanently reinvested. Pre-acquisition earnings of foreign subsidiaries are considered permanently reinvested and no provision for United States income taxes has been provided. If these pre-acquisition earnings were not considered permanently reinvested, an additional deferred income tax liability of approximately $48 million would have been provided.

The Company's federal tax years through December 31, 1996 are closed to examination. The Internal Revenue Service is currently examining the Company's federal income tax return for the 1997 tax year. Management believes that the outcome of the audit will not have a material impact on the Company's financial condition or results of operations.

44|

-------------------------------------------------------------------------------

8. Unpaid Losses And Loss Adjustment Expenses

a) The following table sets forth a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses (dollars in thousands):

                                                            Years Ended December 31,
                                                    ---------------------------------------------
                                                      2001            2000            1999
-------------------------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT
    EXPENSES, BEGINNING OF YEAR                     $ 2,047,536     $   964,878     $   735,542
    Commutations and other                                  740             356           1,636
    Reserves for losses and loss adjustment
     expenses of acquired insurance companies                --       1,062,717         258,472
-------------------------------------------------------------------------------------------------
RESTATED NET RESERVES FOR LOSSES
    AND LOSS ADJUSTMENT EXPENSES,
    BEGINNING OF YEAR                                 2,048,276       2,027,951         995,650

Incurred losses and loss adjustment expenses
    Current year                                        911,927         719,049         322,122
    Prior years                                         137,494          12,482         (38,492)
--------------------------------------------------------------------------------------------------
TOTAL INCURRED LOSSES AND
    LOSS ADJUSTMENT EXPENSES                          1,049,421         731,531         283,630
-------------------------------------------------------------------------------------------------
Payments
    Current year                                        209,455         185,395          65,723
    Prior years                                         607,651         550,345         248,679
-------------------------------------------------------------------------------------------------
TOTAL PAYMENTS                                          817,106         735,740         314,402
-------------------------------------------------------------------------------------------------
Foreign exchange adjustment                             (13,737)        (25,844)             --
Reinsurance to close Lloyd's syndicates                  35,917          49,638              --
-------------------------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS
    ADJUSTMENT EXPENSES, END OF YEAR                  2,302,771       2,047,536         964,878
-------------------------------------------------------------------------------------------------
Reinsurance recoverable on unpaid losses              1,397,202         989,470         378,738
-------------------------------------------------------------------------------------------------
GROSS RESERVES FOR LOSSES AND LOSS
    ADJUSTMENT EXPENSES, END OF YEAR                $ 3,699,973     $ 3,037,006     $ 1,343,616
=================================================================================================

Current year incurred losses for the year ended December 31, 2001 include $75.0 million of estimated losses, net of approximately $263 million of reinsurance recoverables, related to the terrorist attack on the World Trade Center and other related events of September 11, 2001 (WTC). In addition to reported claims, the Company has used many loss estimation techniques including detailed policy level reviews, the use of catastrophe modeling software, direct contact with insureds and brokers and sensitivity analysis to possible coverage scenarios in order to develop its estimated WTC exposure. New information concerning potential losses and coverage issues continues to emerge. While management believes that its WTC reserve is adequate, adverse development is possible.

                                                                             |45

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses And Loss Adjustment Expenses (continued)

The provision for prior years increased in 2001 and 2000 and decreased in 1999. The increase in 2001 prior years incurred losses was primarily due to reserve strengthening in Markel International's continuing and discontinued lines of business for asbestos exposures, the worldwide motor program and the allowance for reinsurance recoverables, as well as development in Markel North America's discontinued New York contractors program. The increase in the provision for prior years in 2000 was due to development at Markel International and reserve strengthening on Gryphon discontinued lines.

Inherent in the Company's reserving practices is the desire to establish reserves that are more likely redundant than deficient. Furthermore the Company's philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. As part of the reserving process, the Company reviews historical data and considers the impact of various factors such as trends in claim frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in regulatory and litigation environments.

The Company believes the process of evaluating past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Management currently believes the Company's gross and net reserves, including the reserves for environmental and asbestos exposures, are adequate. There is no precise method, however, for evaluating the impact of any significant factor on the adequacy of reserves, and actual results will differ from original estimates.

The net reserves for losses and loss adjustment expenses maintained by the Company's domestic insurance subsidiaries are equal under both statutory accounting principles and U.S. GAAP. However certain reserves for claim handling expenses are maintained by the Company's underwriting management subsidiaries, in accordance with the contractual obligations of these subsidiaries. As a result the consolidated net reserves for losses and loss adjustment expenses will be different from the aggregate statutory net reserves for losses and loss adjustment expenses.

b) The Company's exposure to environmental and asbestos (E&A) claims resulted from policies written by acquired insurance operations before their acquisitions by the Company. The Company's exposure to E&A claims originated from umbrella, excess, commercial general liability (CGL) insurance and reinsurance assumed that was written on an occurrence basis from the 1970s to mid-1980s. Exposure also originated from claims-made policies written by Shand/Evanston that were designed to cover environmental risks provided that all other terms and conditions of the policy were met.

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

46|

-------------------------------------------------------------------------------

The following table provides a reconciliation of beginning and ending E&A reserves for losses and loss adjustment expenses, which are a component of consolidated reserves for losses and loss adjustment expenses (dollars in thousands):

                                                              Years Ended December 31,
                                                    ------------------------------------------

                                                       2001            2000           1999
----------------------------------------------------------------------------------------------
NET RESERVES FOR E&A LOSSES AND LOSS ADJUSTMENT
   EXPENSES, BEGINNING OF YEAR                      $ 194,084       $ 97,776       $  82,631
   Commutations                                           624              -               -
   Reserves for E&A losses and loss adjustment
      expenses of acquired insurance companies              -         91,420          38,913
----------------------------------------------------------------------------------------------
RESTATED NET RESERVES FOR
   E&A LOSSES AND LOSS ADJUSTMENT
   EXPENSES, BEGINNING OF YEAR                        194,708        189,196         121,544

Incurred losses and loss adjustment expenses           18,772         20,109           5,082
Payments                                               17,139         15,221          28,850
----------------------------------------------------------------------------------------------
NET RESERVES FOR E&A LOSSES AND LOSS
   ADJUSTMENT EXPENSES, END OF YEAR                   196,341        194,084          97,776
----------------------------------------------------------------------------------------------
Reinsurance recoverable on unpaid losses              125,513        131,894          70,758
----------------------------------------------------------------------------------------------
GROSS RESERVES FOR E&A LOSSES AND LOSS
   ADJUSTMENT EXPENSES, END OF YEAR                 $ 321,854      $ 325,978       $ 168,534
==============================================================================================

The 2001 and 2000 incurred losses were due to adverse development in asbestos-related reserves at Terra Nova. At December 31, 2001, asbestos-related reserves were $229.9 million and $118.1 million on a gross and net basis, respectively. Inception to date net paid losses and loss adjustment expenses for E&A related exposures totaled $216.7 million at December 31, 2001, of which approximately $25.6 million was litigation-related expense.

The Company's reserves for losses and loss adjustment expenses related to E&A exposures represent management's best estimate of ultimate settlement values. E&A reserves are continually monitored by management, and the Company's statistical analysis of these reserves is reviewed by independent consulting actuaries. E&A exposures are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. E&A reserves could be subject to increases in the future; however, management currently believes the Company's gross and net E&A reserves are adequate.
                                                                             |47

Markel Corporation & Subsidiries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Convertible Notes Payable

During 2001 the Company issued $408.0 million face amount, $112.9 million net proceeds, of Liquid Yield Option(TM) Notes (LYONs). The LYONs are zero coupon senior notes convertible into the Company's common shares under certain conditions, with an initial conversion price of $243.53 per common share. The issue price of $283.19 per LYON represents a yield to maturity of 4.25%. The LYONs mature June 5, 2031. The Company used a portion of the LYONs net proceeds to repay $100 million of balances outstanding under its revolving credit facility.

On June 5, 2002 and June 5, 2004, if the price of the Company's common stock is at or below specified thresholds based on a measurement period prior to that date, contingent additional principal will accrue on the LYONs at a rate of either 0.50% or 1.00% per year for a period of two years, depending on the price of the Company's common shares. No contingent additional principal will accrue after June 5, 2006.

The Company will pay contingent cash interest to the holders of the LYONs during the six-month period commencing after June 5, 2006 and during any six-month period thereafter if the average market price of a LYON for a specified period equals or exceeds 120% of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for the LYON.

Each LYON will be convertible into 1.1629 shares of common stock upon the occurrence of any of the following events: if the closing price of the Company's common shares on the New York Stock Exchange exceeds specified levels, if the credit rating of the LYONs is reduced below specified levels, if the Company calls the LYONs for redemption, or if the Company is party to certain mergers or consolidations.

Holders may require the Company to repurchase the LYONs on June 5th of 2002, 2004, 2006, 2011, 2016, 2021 and 2026 at their accreted value on these dates. The Company may choose to pay the purchase price for such repurchases in cash or common shares of the Company. The Company may redeem the LYONs for cash on or after June 5, 2006 at their accreted value.

The estimated fair value of the convertible notes payable was approximately $117 million at December 31, 2001 and was based on quoted market prices.

================================================================================

10. Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

                                                                                December 31,
                                                                           ---------------------
                                                                              2001       2000
------------------------------------------------------------------------------------------------
Unsecured borrowings under $300 million revolving credit facility
   of Markel Corporation, at 3.6%, due September 30, 2003                  $  35,000  $ 320,000

7.25% unsecured senior notes of Markel Corporation, due
   November 1, 2003, interest payable semi-annually, net of
   unamortized discount of $48 in 2001 and $112 in 2000                       66,965     89,725

7.20% unsecured senior notes of Markel International Limited, due
   August 7, 2007, interest payable semi-annually, net of
   unamortized discount of $3,672 in 2001 and $4,298 in 2000                  70,360     70,702

7.00% unsecured senior notes of Markel International Limited, due
   May 8, 2008, interest payable semi-annually, net of
   unamortized discount of $6,327 in 2001 and $7,316 in 2000                  92,673     92,684
------------------------------------------------------------------------------------------------
   LONG-TERM DEBT                                                          $ 264,998  $ 573,111
================================================================================================

48|

-------------------------------------------------------------------------------

The Company's revolving credit facility provides funding for working capital and other general corporate purposes. The Company may select from various interest rate options for balances outstanding under the facility. The Company pays an annual commitment fee based on its senior credit rating (.30% at December 31, 2001) on the unused portion of the facility. During 2001 the Company reduced the facility from $400 million to $300 million.

The Company was in compliance with all covenants contained in its revolving credit facility at December 31, 2001. One of the covenants in the facility specifies minimum financial strength ratings for the Company's core United States insurance subsidiaries. To the extent that the Company's core United States financial strength ratings are reduced below current levels, the Company's access to the credit facility could be restricted. While the Company believes such action is unlikely, the inability to access the credit facility could adversely affect the Company's liquidity.

The 7.25% unsecured senior notes due November 1, 2003 are not redeemable or subject to any sinking fund requirements. The Company repurchased $22.8 million and $3.3 million, respectively, of its 7.25% notes in 2001 and 2000.

Markel International Limited, a wholly-owned subsidiary of Terra Nova (Bermuda) Holdings Ltd., has senior notes due August 7, 2007 and May 8, 2008. These notes are guaranteed fully and unconditionally by Terra Nova (Bermuda) Holdings Ltd. but not by the Company. The Company repurchased $2.0 million of these notes in 2001.

The estimated fair value of the Company's long-term debt was approximately $262 million and $569 million at December 31, 2001 and 2000, respectively, and was based on quoted market prices.

Following is a schedule of future principal payments due on long-term debt as of December 31, 2001 (dollars in thousands):

Years Ending December 31,
-------------------------------------------------------------------------------
     2002                                       $      --
     2003                                         101,965
     2004                                              --
     2005                                              --
     2006                                              --
     2007 and thereafter                          163,033
-------------------------------------------------------------------------------
     TOTAL                                      $ 264,998
===============================================================================

The Company paid $28.0 million, $37.1 million and $11.7 million in interest during the years ended December 31, 2001, 2000 and 1999, respectively.

                                                                             |49

Markel Corporation & Subsidiries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities)

On January 8, 1997, the Company arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of the Company's 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company's obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. The Company paid $13.1 million in interest on the 8.71% Capital Securities during each of the years ended December 31, 2001, 2000 and 1999. The estimated fair value of the Company's 8.71% Capital Securities was approximately $108 million and $131 million at December 31, 2001 and 2000, respectively, and was based on quoted market prices.

===============================================================================

12. Shareholders' Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,819,544 shares and 7,330,918 shares were issued and outstanding at December 31, 2001 and 2000, respectively. The Company is authorized to issue up to 10,000,000 shares of no par value preferred stock in one or more series and to fix the powers, designations, preferences and rights of each series.

During 2001 the Company completed two common share offerings and issued a total of 2,488,940 common shares with net proceeds of $408 million.

As part of the acquisition of Markel International in 2000, the Company issued 1,751,766 shares of common stock and an equal number of contingent value rights
(CVRs) to shareholders of Markel International. See note 19 for further discussion of the extinguishment of the CVRs effective March 30, 2001.

b) Net income (loss) per share is determined by dividing net income (loss) by the applicable shares outstanding (in thousands):

                                                                Years Ended December 31,
                                                         ----------------------------------
                                                            2001        2000       1999
-------------------------------------------------------------------------------------------
Net income (loss) as reported                            $(125,717)  $ (27,592)  $ 40,614
===========================================================================================
Average basic common shares outstanding                      8,534       6,920      5,585
Dilutive potential common shares                                --          --         53
-------------------------------------------------------------------------------------------
   Average diluted shares outstanding                        8,534       6,920      5,638
===========================================================================================

Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options, restricted stock and CVRs.

The average diluted shares outstanding excluded 49,979 and 415,279 dilutive potential shares at December 31, 2001 and 2000, respectively. These shares were excluded due to their antidilutive effect as a result of the Company's net loss during 2001 and 2000.

50|

-------------------------------------------------------------------------------

c) The Company has a stock purchase and loan plan which provides a method for employees and directors to purchase shares of the Company's common stock in the open market. The plan encourages share ownership by providing a ten percent share bonus based on the net increase in the number of shares of common stock purchased through the plan by an employee or director in a given year. The Company also provides subsidized unsecured loans to encourage share ownership and provides a five percent share bonus on shares purchased with a Company loan. The Company has authorized 100,000 shares for purchase under this plan, of which 80,212 and 96,759 shares were available for purchase at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $11.7 million and $11.1 million, respectively.

d) The Company has three stock option or stock award plans for employees and directors; the 1986 Stock Option Plan (1986 Plan), which expired on November 3, 1996, the 1993 Incentive Stock Plan (1993 Plan) and the 2000 Octavian Stock Option Plan (Octavian Plan).

At December 31, 2001, there were 28,865 shares reserved for issuance under the 1986 Plan related to options granted before the expiration of the plan. The 1986 Plan is administered by the Compensation Committee of the Company's Board of Directors. Options were granted at prices not less than the market prices on the date of grant. Options expire ten years from the date of grant.

The 1993 Plan provides for the granting of incentive stock awards, stock options or stock appreciation rights to employees of the Company. At December 31, 2001, there were 99,000 shares available to be awarded under this plan. The Compensation Committee of the Company's Board of Directors administers this plan. Options are granted at prices not less than market prices at the date of grant. Options expire ten years from the date of grant.

In connection with the acquisition of Markel International, the Company provided for the conversion of options under Markel International's Octavian Stock Option Plan (Octavian Plan) into options to purchase the Company's common stock. The Octavian Plan provides for the grant of options to former and current members of management of Octavian (now Markel Syndicate Management) based on profit commissions receivable by Markel Syndicate Management for the 1997 to 2000 years of account at Lloyd's. The options have a nominal exercise price and become exercisable on the January next succeeding the date of grant, beginning January 1, 2001. However all options issued after January 1, 2002 become immediately exercisable. Options expire seven years from the date of grant. At December 31, 2001 and 2000, respectively, the Company had 57,469 and 62,087 shares reserved for issuance and available for grant under the plan.

                                                                             |51

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Shareholders' Equity (continued)

Stock option transactions are summarized below:


                                                      Years Ended December 31,
                                -------------------------------------------------------------------
                                            Weighted               Weighted               Weighted
                                            Average                 Average                Average
                                            Exercise               Exercise               Exercise
                                   2001      Price        2000      Price       1999        Price
---------------------------------------------------------------------------------------------------
Options outstanding
   at January 1                  45,388      $ 34        67,079      $ 38      160,439      $ 31
Granted (Octavian Plan)           8,643         0         9,248         0           --        --
Exercised                       (11,822)       17       (29,079)       26      (93,360)       26
Canceled                            (71)        0        (1,860)      124           --        --
---------------------------------------------------------------------------------------------------
Options outstanding
   at December 31                42,138      $ 32        45,388      $ 34       67,079      $ 38
===================================================================================================
Options exercisable
   at December 31                32,495                  34,140                 67,079
Options available for grant
   at December 31               143,196                 151,839                 97,500
===================================================================================================

The following table summarizes information about stock options outstanding at December 31, 2001:


                            Options Outstanding                         Options Exercisable
            ------------------------------------------------   --------------------------------
                               Weighted             Weighted                          Weighted
Range of                       Average              Average                           Average
Exercise       Number         Remaining             Exercise      Number             Exercise
 Prices     Outstanding     Contractual Life         Price     Exercisable              Price
-----------------------------------------------------------------------------------------------
$ 0            13,273        6.2 years              $  0            4,630               $  0
 26             1,500        0.4                      26            1,500                 26
 36 to 42      22,365        2.0                      39           22,365                 39
 87             5,000        4.8                      87            4,000                 87
-----------------------------------------------------------------------------------------------
$ 0 to 87      42,138        3.6 years              $ 32           32,495               $ 39
===============================================================================================

The pro forma impact of stock options granted after 1995 had no effect on basic or diluted net income (loss) per share.

================================================================================

13. Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains (losses) included in net income (loss). Other comprehensive income (loss) also includes foreign currency translation adjustments subsequent to the acquisition of Markel International in 2000. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $33.8 million, $59.1 million and $(43.7) million for 2001, 2000 and 1999, respectively. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income (loss) was $7.0 million for 2001, $0.5 million for 2000 and $(0.3) million for 1999. The related tax expense (benefit) on the foreign currency translation adjustments was $(0.5) million for 2001 and $0.1 million for 2000.

52|

-------------------------------------------------------------------------------

14. Reinsurance

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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2001 and 2000, the Company's top ten reinsurers represented 54% and 55%, respectively, of the reinsurance recoverable on paid and unpaid losses. At December 31, 2001, the Company's largest reinsurance balance was due from Syndicates at Lloyd's, and represented 13% of the reinsurance recoverable on paid and unpaid losses.

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                          Years Ended December 31,
              ---------------------------------------------------------------------------------
                          2001                         2000                       1999
-----------------------------------------------------------------------------------------------
                 Written        Earned          Written       Earned       Written     Earned
Direct        $ 1,617,588   $ 1,483,775       $1,066,656   $1,050,853    $ 564,749    $ 567,117
Assumed           156,773       173,323           65,213      177,799       27,784       25,529
Ceded            (487,929)     (450,414)        (297,086)    (290,109)    (164,529)    (155,450)
-----------------------------------------------------------------------------------------------
Net Premiums  $ 1,286,432   $ 1,206,684        $ 834,783    $ 938,543    $ 428,004    $ 437,196
===============================================================================================

Incurred losses and loss adjustment expenses were net of reinsurance recoveries of $809.1 million, $424.1 million and $102.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in ceded incurred losses and loss adjustment expenses in 2001 was primarily due to approximately $263 million of reinsurance recoverables on WTC events.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 2001, 2000 and 1999 was approximately 14%, 19% and 6%, respectively.

The following schedule reconciles the Company's reinsurance allowance for doubtful accounts (dollars in thousands):


                                                          Years Ended December 31,
                                              -------------------------------------------
                                                  2001             2000            1999
-----------------------------------------------------------------------------------------
REINSURANCE ALLOWANCE, BEGINNING OF YEAR       $  76,198        $  15,660        $  4,080
   Reinsurance allowance acquired                     --           46,719          13,986
-----------------------------------------------------------------------------------------
RESTATED REINSURANCE ALLOWANCE,
   BEGINNING OF YEAR                              76,198           62,379          18,066
Additions
   Charged to expense                             34,641           27,611              --
   Charged to other accounts                         336            2,416             673
-----------------------------------------------------------------------------------------
TOTAL REINSURANCE ALLOWANCE ADDITIONS             34,977           30,027             673
-----------------------------------------------------------------------------------------
Deductions                                         6,128           16,208           3,079
-----------------------------------------------------------------------------------------
REINSURANCE ALLOWANCE, END OF YEAR             $ 105,047        $  76,198        $ 15,660
=========================================================================================


                                                                             |53

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

14. Reinsurance (continued)

The increase in the reinsurance allowance for 2001 was primarily due to a $30.0 million increase in Markel International's reinsurance allowance. The 2001 provision included anticipated bad debts resulting from asbestos reserve strengthening and provided for both strengthened reserves for financially weak reinsurers and collection disputes with reinsurers. The 2000 increase in the reinsurance allowance was primarily due to reserve strengthening for Gryphon discontinued lines and an $8.8 million increase in Markel International's reinsurance allowance.

===============================================================================

15. Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court for the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. A similar lawsuit seeking approximately $8.5 million for breach of an alleged insurance policy was previously filed by PXRe Corporation. The Company believes it has numerous defenses to these claims, including the defense that the alleged reinsurance agreements and insurance policy were not valid. The Company intends to vigorously defend these matters; however, the outcome cannot be predicted at this time.

On May 29, 2001, Reliance Insurance Company was placed in rehabilitation by the Pennsylvania Insurance Department. During the third quarter of 2001, the Pennsylvania Insurance Department removed Reliance Insurance Company from rehabilitation and placed it into liquidation. Reliance Insurance Company and its affiliates owed the Company approximately $27 million in reinsurance recoverables for paid and unpaid losses at December 31, 2001. In addition a portion of the Reliance recoverables are the subject of dispute. These balances were considered in the normal course of assessing the collectability of reinsurance recoverables and an allowance was established.

The Company has other contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company's financial condition or results of operations. However adverse outcomes are possible and could negatively impact the Company's financial condition or results of operations.

===============================================================================

16. Related Party Transactions

During 2000 the Company committed to make an equity investment in White Mountains Insurance Group (White Mountains) subject to White Mountains' successful acquisition of Commercial General Norwich Union's North American insurance operations. This transaction closed during 2001 and the Company acquired 125,000 shares of White Mountains for $25.0 million. The estimated fair value of this investment was $41.3 million as of December 31, 2001 and was included in equity securities on the accompanying consolidated balance sheet.

Mr. John J. Byrne is the Chairman and Chief Executive Officer of White Mountains and served as a Director of the Company in 2000. The Company's investment was acquired at identical terms and conditions as other equity participants.

The Company engages in other related party transactions in the normal course of business. These transactions are completed at arms length and are immaterial to the Company's consolidated financial statements.

54|

--------------------------------------------------------------------------------

17. Statutory Financial Information

a) The following table includes unaudited selected information for the Company's wholly-owned domestic insurance subsidiaries as filed with state insurance regulatory authorities (dollars in thousands):

                                           Years Ended December 31,
                                       -------------------------------
                                          2001      2000        1999
----------------------------------------------------------------------
Net income                             $  11,640 $  31,050   $  60,938
----------------------------------------------------------------------
Statutory capital and surplus          $ 565,641 $ 433,164   $ 435,071
----------------------------------------------------------------------

The laws of the domicile states of the Company's domestic insurance subsidiaries govern the amount of dividends which may be paid to the Company. Generally statutes in the domicile states of the Company's domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2001, the Company's domestic insurance subsidiaries could pay up to $60.3 million during the following twelve months under the ordinary dividend regulations without prior regulatory approval.

In converting from statutory accounting principles to U.S. GAAP, typical adjustments include deferral of policy acquisition costs, differences in the calculation of deferred income taxes and the inclusion of net unrealized holding gains or losses in shareholders' equity relating to fixed maturities. The Company does not use any permitted statutory accounting practices which are different from prescribed statutory accounting practices.

Effective January 1, 2001, the Company's domestic insurance companies adopted the Codification of Statutory Accounting Principles (Codification) as required by the National Association of Insurance Commissioners. The cumulative effect of adopting Codification increased combined domestic statutory capital and surplus by $7.5 million.

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

The table below summarizes Terra Nova's unaudited estimated FSA Return policyholders' surplus, statutory solvency margin and net loss (dollars in thousands):

                                            Years Ended December 31,
                                           --------------------------
                                              2001        2000
---------------------------------------------------------------------
Policyholders' surplus                      $ 86,841    $ 137,067
Statutory solvency margin                     57,863       98,467
Net loss                                     (33,013)     (20,506)
=====================================================================

Terra Nova's ability to pay dividends is limited by applicable FSA requirements which require Terra Nova to give 14 days advance notice to the FSA of its intention to declare and pay a dividend. In addition Terra Nova must comply with the United Kingdom Companies Act of 1985 which provides that dividends may only be paid out of distributable profits.

The ability of Terra Nova (Bermuda) Insurance Company Ltd. to pay dividends is subject to certain regulatory restrictions. Under the Insurance Act of 1978, amendments to it and related regulations of Bermuda (the Act), Terra Nova (Bermuda) Insurance Company Ltd. is required to file Bermuda statutory financial statements and a statutory financial return. The Act and conditions imposed by the Bermuda regulators also require Terra Nova (Bermuda) Insurance Company Ltd. to maintain certain measures of solvency and liquidity during the year.

                                                                             |55

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Statutory Financial Information (continued)

The table below summarizes Terra Nova (Bermuda) Insurance Company Ltd.'s (an inactive company) unaudited estimated statutory capital and surplus, minimum required statutory capital and surplus and net income (dollars in thousands):

                                                     Years Ended December 31,
                                                     ------------------------
                                                        2001          2000
-----------------------------------------------------------------------------
Statutory capital and surplus                        $ 100,363     $ 104,898
Minimum required statutory capital and surplus         100,000       100,000
Net income                                              21,916        24,345
=============================================================================

18. Segment Reporting Disclosures

Markel North America includes the Excess and Surplus Lines and Specialty Admitted segments. Markel International includes the London Company Market and the Lloyd's Market. Effective January 1, 2002, the Company realigned its Markel International underwriting operations along product lines and customers and combined the operations of four Lloyd's syndicates into one. As a result of these changes, the Company will have the ability to compete in the London Insurance Market without distinction between the London Company Market and the Lloyd's Market.

All investing activities are included in the Investing operating segment. Discontinued programs and nonstrategic insurance subsidiaries are included in Other (Discontinued Lines) for purposes of segment reporting.

The Company considers many factors, including the nature of the underwriting units' insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

Approximately 32% of the Company's 2001 premium writings were foreign risks, of which approximately 40% related to the United Kingdom. For 2000 approximately 29% of the Company's gross written premiums were foreign risks, of which approximately 43% related to the United Kingdom. Prior to the acquisition of Markel International, substantially all of the Company's premium writings were United States risks.

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

56|

-------------------------------------------------------------------------------

a) Following is a summary of segment disclosures (dollars in thousands):

                                      Years Ended December 31,
                               ---------------------------------------
                                   2001          2000         1999
----------------------------------------------------------------------
Segment Revenues
  Excess and Surplus Lines     $  503,939    $  352,250     $ 286,614
  Specialty Admitted              138,321       120,568       114,567
  London Company Market           141,646       136,291            --
  Lloyd's Market                  325,905       204,148            --
  Investing                       190,728       155,664        86,784
  Other (Discontinued Lines)       96,873       125,286        36,015
----------------------------------------------------------------------
  SEGMENT REVENUES             $1,397,412    $1,094,207     $ 523,980
======================================================================
Segment Profit (Loss)
  Excess and Surplus Lines     $  (10,358)   $      561     $  15,836
  Specialty Admitted               (1,505)       14,970          (890)
  London Company Market           (44,894)      (18,732)           --
  Lloyd's Market                 (112,117)      (36,738)           --
  Investing                       190,728       155,664        86,784
  Other (Discontinued Lines)     (124,722)      (92,138)      (18,083)
----------------------------------------------------------------------
  SEGMENT PROFIT (LOSS)        $ (102,868)   $   23,587     $  83,647
======================================================================

                                      Years Ended December 31,
                               ---------------------------------------
                                   2001          2000            1999
----------------------------------------------------------------------
Segment Assets
  Investing                    $3,591,202    $3,136,164   $ 1,624,952
  Other                         2,849,426     2,336,989       830,353
----------------------------------------------------------------------
  SEGMENT ASSETS               $6,440,628    $5,473,153   $ 2,455,305
======================================================================
Combined Ratio
  Excess and Surplus Lines            102%          100%           94%
  Specialty Admitted                  101%           88%          101%
  London Company Market               132%          114%           --
  Lloyd's Market                      134%          118%           --
  Other (Discontinued Lines)          229%          174%          150%
----------------------------------------------------------------------
  COMBINED RATIO                      124%          114%          101%
======================================================================

                                                                             |57

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Segment Reporting Disclosures (continued)

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                                Years Ended December 31,
                                     ----------------------------------------------
                                         2001             2000            1999
-----------------------------------------------------------------------------------
Operating Revenues
  Segment revenues                   $1,397,412       $ 1,094,207       $ 523,980
  Other                                      --               276             341
-----------------------------------------------------------------------------------
  TOTAL OPERATING REVENUES           $1,397,412       $ 1,094,483       $ 524,321
===================================================================================
Income (Loss) Before Income Taxes
  Segment profit (loss)              $ (102,868)      $    23,587       $  83,647
  Unallocated amounts
    Amortization expense                (30,683)          (23,321)         (5,398)
    Interest expense                    (48,647)          (52,348)        (25,150)
    Other                                    --               276             341
-----------------------------------------------------------------------------------
  INCOME (LOSS) BEFORE INCOME TAXES  $ (182,198)      $   (51,806)      $  53,440
===================================================================================

19. Acquisitions

a) On March 24, 2000, the Company became a holding company for Markel North America, Inc. and completed its acquisition of Markel International. The Company issued approximately 1.75 million Markel common shares and contingent value rights (CVRs) and paid approximately $325 million in cash to Markel International shareholders in the transaction. Total consideration was approximately $658 million, including $31.2 million of Markel International shares purchased in the open market prior to the acquisition date. Each former shareholder of Markel North America, Inc. received for each Markel North America, Inc. share, one common share of the Company. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straightline method over 20 years. See note 23 for a discussion of Statement
142. The Company borrowed $245 million under its revolving credit facility to fund a portion of the acquisition. In addition $175 million of Markel International debt remained outstanding. The Company's results include Markel International's results since the date of acquisition. Effective March 31, 2001, Markel North America, Inc. was merged with and into the Company.

Effective March 30, 2001, the CVRs issued in connection with the acquisition of Markel International were extinguished pursuant to the terms of the Contingent Value Rights Agreement (the Agreement). Under the Agreement the CVRs were automatically extinguished when the Current Market Value, as defined by the Agreement, of the Company's common stock, was greater than or equal to the target price of $185 per share. The Current Market Value of the Company's common stock exceeded $185 per share during the 20 consecutive trading day period ended as of the close of trading on the New York Stock Exchange on March 30, 2001.

The following table summarizes, on a pro forma basis, the Company's unaudited consolidated results of operations as if the acquisition of Markel International had taken place on January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangibles, increased interest expense on debt related to the acquisition, lower investment income due to cash used to fund a portion of the transaction and related income tax effects. Markel International's nonrecurring and transaction related expenses in the first quarter of 2000, prior to the acquisition by the Company, were excluded from the pro forma financial information. The pro forma financial information does not

58|

-------------------------------------------------------------------------------
necessarily reflect the results of operations that would have occurred had the acquisition taken place on January 1, 1999 (dollars in thousands, except per share amounts):
                                              Years Ended December 31,
                                            ---------------------------
                                                2000           1999
-----------------------------------------------------------------------
Total operating revenues                    $ 1,253,975    $ 1,226,251
Net loss                                        (66,387)       (53,361)
-----------------------------------------------------------------------
Net loss per share
  Basic                                     $     (9.10)   $     (7.30)
  Diluted                                   $     (9.10)   $     (7.30)
=======================================================================

The following summary reconciles cash paid for the acquisition of Markel International (dollars in thousands):

Fair value of assets acquired, net of cash acquired        $ 2,856,825
Fair value of liabilities assumed                           (2,353,303)
Common stock and other equity issued                          (295,482)
-----------------------------------------------------------------------
    Net cash paid for acquisition                              208,040
Cash acquired in acquisition                                   154,883
-----------------------------------------------------------------------
    TOTAL                                                  $   362,923
=======================================================================

b) On January 15, 1999, the Company acquired Gryphon Holdings Inc. and its subsidiaries (Gryphon) as the result of the completion of a public tender offer. The Company's results for the year ended December 31, 1999, include Gryphon since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Total consideration paid for Gryphon was approximately $145.7 million. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. See note 23 for a discussion of Statement 142. The Company funded the transaction with available cash of approximately $95.7 million and borrowings of approximately $50 million. In addition the Company refinanced $55.0 million of Gryphon's long-term debt.

===============================================================================

20. Employee Benefit Plans

a) The Company maintains a defined contribution plan for its domestic employees, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The plan requires the Company to contribute, on an annual basis, 6% of each eligible participating employee's compensation plus a matching contribution of 100% of the first 2% and 50% of the next 2%, up to a maximum 3% match, of each eligible participating employee's contribution. Annual expenses relating to this plan were $3.9 million, $3.4 million and $3.3 million in 2001, 2000 and 1999, respectively.

Markel Syndicate Management provides a defined contribution plan, the Markel Syndicate Management Pension Scheme, for nominated employees and directors. The annual contribution rate for employees is 15% of annual pensionable salary and, for directors and certain senior underwriters, is 25% of annual pensionable salary.

The Company provides another plan for certain Markel International employees not covered by the Markel Syndicate Management Pension Scheme. This plan is in line with local market terms and conditions of employment. The total cost of all Markel International defined contribution plans was $2.1 million for each of the years ended December 31, 2001 and 2000.

b) The Company operates a defined benefit pension plan, the Terra Nova Insurance Company Pension Scheme (Terra Nova Pension), covering substantially all Markel International employees over 20 years old who meet the eligibility conditions set out in the plan document. The cost of providing pensions for

                                                                             |59
employees is charged to earnings over the average working life of employees according to the recommendations of qualified actuaries. Annual funding requirements are determined based on the projected unit credit cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service. Final benefits are based on the employee's years of credited service and the higher of pensionable compensation received in the calendar year preceding retirement or the best average pensionable compensation received in any three consecutive years in the ten years preceding retirement.

Mandatory employee contributions to the defined benefit plan ceased in 1988. There are no present plans to reintroduce such contributions. Employees may elect to make voluntary contributions to supplement their pension benefits when payable.

The following table sets out the funded status of the Terra Nova Pension and the amounts recognized in the accompanying consolidated financial statements of the Company (dollars in thousands):

                                                      Years Ended December 31,
                                                     --------------------------
                                                         2001        2000
-------------------------------------------------------------------------------
Components of net periodic benefit cost
   Service cost                                         $  1,778   $  1,542
   Interest cost                                           2,176      1,737
   Expected return on plan assets                         (3,855)    (3,370)
   Amortization of unrecognized loss                         207         --
-------------------------------------------------------------------------------
       NET PERIODIC BENEFIT COST (INCOME)               $    306   $    (91)
===============================================================================
Change in benefit obligation
   Benefit obligation at beginning of period            $ 37,890   $ 39,646
   Service cost                                            1,778      1,542
   Interest cost                                           2,176      1,737
   Benefits paid                                          (1,204)    (4,157)
   Actuarial gain                                           (152)      (878)
-------------------------------------------------------------------------------
       BENEFIT OBLIGATION AT END OF YEAR                $ 40,488   $ 37,890
===============================================================================
Change in plan assets
   Fair value of plan assets at beginning of period     $ 49,573   $ 59,694
   Actual loss on plan assets                             (7,547)    (6,989)
   Employer contribution                                   1,089      1,025
   Benefits paid                                          (1,204)    (4,157)
-------------------------------------------------------------------------------
       FAIR VALUE OF PLAN ASSETS AT END OF YEAR         $ 41,911   $ 49,573
===============================================================================
Funded status of the plan
   Plan assets in excess of benefit obligation          $  1,423   $ 11,683
   Unrecognized net actuarial loss                        18,737      8,205
-------------------------------------------------------------------------------
       NET PENSION ASSET                                $ 20,160   $ 19,888
===============================================================================
Weighted-average assumptions as of December 31
   Discount rate                                             6.0%       6.0%
   Expected return on plan assets                            8.0%       8.0%
   Rate of compensation increase                             4.5%       4.8%
===============================================================================

c) Markel Syndicate Management also provides certain employees with one of two defined benefit pension plans run in conjunction with the Lloyd's
Superannuation Scheme (Markel Syndicate Management Plans), with a March 31 plan year-end. The Markel Syndicate Management Plans are similar in operation to the Terra Nova Pension though the benefit structure differs.

60|

The table below summarizes key information for the Markel Syndicate Management Plans and the amounts recognized in the accompanying consolidated financial statements of the Company (dollars in thousands):

                                                      Years Ended December 31,
                                                     --------------------------
                                                       2001            2000
-------------------------------------------------------------------------------
Fair value of plan assets                            $ 5,525         $ 8,984
Benefit obligation                                     5,238           8,984
-------------------------------------------------------------------------------
     Excess of plan assets over benefit obligation   $   287         $    --
===============================================================================
Employer contributions                               $   485         $   535
===============================================================================

21. Markel Corporation (Parent Company Only) Financial Information

Markel Holdings, Inc. was formed to complete the acquisition of Markel International. On March 24, 2000, Markel Holdings, Inc. became the holding company for Markel North America, Inc. (formerly Markel Corporation) and completed its acquisition of Markel International. After the acquisition Markel Holdings, Inc. changed its name to Markel Corporation. In 2001 Markel North America, Inc. was merged with and into Markel Corporation.

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation. Amounts for 2000 have been restated to reflect the merger discussed above.

CONDENSED BALANCE SHEETS

                                                                                            December 31,
                                                                                    --------------------------
                                                                                         2001        2000
--------------------------------------------------------------------------------------------------------------
                                                                                       (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
    Fixed maturities (cost of $133,268 in 2001 and $43,967 in 2000)                 $    134,834  $   44,901
    Equity securities (cost of $46,917 in 2001 and $25,188 in 2000)                       75,537      33,861
    Short-term investments (estimated fair value approximates cost)                           --       5,146
--------------------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                                                210,371      83,908
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                 11,119      35,999
Investments in consolidated subsidiaries                                               1,129,176   1,138,091
Notes receivable due from subsidiaries                                                    97,087      39,474
Income taxes recoverable                                                                      --       8,705
Deferred income taxes                                                                      8,840       2,463
Other assets                                                                              36,658      36,491
--------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                    $  1,493,251  $1,345,131
==============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Income taxes payable                                                                $        361  $       --
Convertible notes payable                                                                116,022          --
Long-term debt                                                                           101,965     409,725
Other liabilities                                                                         35,155      28,394
8.71% Junior Subordinated Deferrable Interest Debentures                                 154,640     154,640
--------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                                    408,143     592,759
--------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                         1,085,108     752,372
--------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  1,493,251  $1,345,131
==============================================================================================================

                                                                             |61

Markel Corporation & Subsidiaries
-----------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                  Years Ended December 31,
                                                         --------------------------------------
                                                            2001            2000        1999
-----------------------------------------------------------------------------------------------
                                                                (dollars in thousands)

REVENUES
Net investment income                                    $   7,151       $   9,405    $ 10,390
Cash dividends on common stock of
   consolidated subsidiaries                                15,405         122,223      48,851
Net realized losses from investment sales                  (12,152)         (3,072)     (5,767)
Other                                                          599              90         147
-----------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           11,003         128,646      53,621
===============================================================================================

EXPENSES
Interest                                                    35,329          43,612      23,845
Other                                                        1,457           2,706       1,124
-----------------------------------------------------------------------------------------------
   TOTAL EXPENSES                                           36,786          46,318      24,969
===============================================================================================

   INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
      EARNINGS OF CONSOLIDATED SUBSIDIARIES
      AND INCOME TAXES                                     (25,783)         82,328      28,652
Equity in undistributed earnings of
   consolidated subsidiaries                              (116,633)       (124,947)      8,345
Income tax benefit                                         (16,699)        (15,027)     (3,617)
-----------------------------------------------------------------------------------------------
   NET INCOME(LOSS)                                      $(125,717)      $ (27,592)   $ 40,614
===============================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
   Net holding gains (losses) arising
      during the period                                  $   5,478       $   3,587    $ (5,186)
   Consolidated subsidiaries' net holding
      gains (losses) arising during the period              57,217         106,242     (76,037)
-----------------------------------------------------------------------------------------------
                                                            62,695         109,829     (81,223)
-----------------------------------------------------------------------------------------------
   Less reclassification adjustments for losses
      included in net income (loss)                          7,899           1,997       3,749
   Less consolidated subsidiaries' reclassification
      adjustments for gains included in
      net income (loss)                                    (20,902)         (2,958)     (3,166)
-----------------------------------------------------------------------------------------------
                                                           (13,003)           (961)        583
-----------------------------------------------------------------------------------------------
                                                            49,692         108,868     (80,640)
-----------------------------------------------------------------------------------------------
Currency translation adjustments, net of taxes
   Consolidated subsidiaries' net currency
      translation adjustments                                 (863)            222          --
-----------------------------------------------------------------------------------------------
   TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                  48,829         109,090     (80,640)
-----------------------------------------------------------------------------------------------
   COMPREHENSIVE INCOME (LOSS)                           $ (76,888)      $  81,498    $(40,026)
===============================================================================================

62|

-------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS

                                                           Years Ended December 31,
                                                    -------------------------------------
                                                        2001          2000        1999
-----------------------------------------------------------------------------------------
                                                          (dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)                                   $ (125,717)   $ (27,592)   $  40,614
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities               131,108       98,123        7,448
-----------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES             5,391       70,531       48,062
=========================================================================================

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities
   and equity securities                                41,855       49,036       80,751
Proceeds from maturities of fixed maturities            20,570       13,179       16,442
Cost of fixed maturities and equity
   securities purchased                               (175,715)     (40,488)     (56,691)
Net change in short-term investments                     5,146       22,907       30,673
Decrease (increase) in notes receivable due
   from subsidiaries                                   (57,613)      (2,550)      13,900
Capital contributions to subsidiaries                  (71,000)          --      (14,000)
Acquisitions of insurance companies                         --     (362,923)    (145,720)
Sales of insurance companies                                --       53,642       21,402
Other                                                   (5,986)      (1,850)      (8,833)
-----------------------------------------------------------------------------------------
   NET CASH USED BY INVESTING ACTIVITIES              (242,743)    (269,047)     (62,076)
=========================================================================================

FINANCING ACTIVITIES
Additions to long-term debt and
   convertible notes payable                           147,943      370,000      115,000
Repayments and repurchases of long-term debt          (342,802)    (128,311)     (95,288)
Issuance of common stock                               407,532           --           --
Other                                                     (201)      (8,027)      (5,469)
-----------------------------------------------------------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES           212,472      233,662       14,243
-----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents       (24,880)      35,146          229
Cash and cash equivalents at beginning of year          35,999          853          624
-----------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF YEAR         $   11,119    $  35,999    $     853
=========================================================================================

                                                                             |63

Markel Corporation & Subsidiaries
---------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Derivatives

The Company uses derivative instruments to hedge against fluctuations in foreign currency exchange rates and interest rates. Derivatives are not typically used by the Company for trading purposes.

The Company purchased foreign exchange forward contracts which have been designated as hedges of net investments in foreign operations. The contracts are recorded at fair value, with the change in fair value recorded in other comprehensive income (OCI) to the extent the change is equal to or less than the offsetting adjustment recorded in OCI that arose by translating the hedged foreign operation's financial statements into the Company's reporting currency. The amount of the change in fair value of the forward contracts in excess of the adjustment to the net investment is included in earnings. At December 31, 2001 and 2000, the Company held positions in foreign exchange forward contracts with an aggregate notional amount of $55.3 million and $45.3 million, respectively, to buy United Kingdom Sterling. Contracts unsettled at December 31, 2001 mature in June 2002. The fair value of the unsettled forward contracts and the gain (loss) on settled and unsettled forward contracts were immaterial at and for the years ended December 31, 2001 and 2000, respectively.

In March 2001 the Company entered into an interest rate swap agreement with a $50 million notional amount to hedge interest rate risk associated with a portion of its variable rate revolving credit facility. Under the agreement the Company pays 4.70% fixed interest and receives three month LIBOR. The swap expires in March 2002. In June 2001 the underlying debt was repaid. Accordingly changes in the fair value of the swap are recognized in earnings. The fair value of the swap at December 31, 2001 and the change in the fair value during the year were immaterial.

The contingent cash interest and contingent additional principal features of the LYONs are embedded derivatives required to be accounted for separately from the host contract. Accordingly the contingent cash interest and contingent additional principal are recorded at fair value in the consolidated balance sheet with changes in fair value recognized in earnings. The aggregate fair value of the contingent cash interest and contingent additional principal features at December 31, 2001 approximated $1.4 million, and was recognized in interest expense for the year ended December 31, 2001.

The Company held $192.9 million and $242.0 million of corporate bonds with embedded put options at December 31, 2001 and 2000, respectively. These embedded derivatives are clearly and closely related to the host contracts and are not accounted for separately.

================================================================================

23. Impact of Recently Issued Accounting Standards

In July 2001 the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

64|

The Company adopted the provisions of Statement 141 as of July 1, 2001 and Statement 142 is effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment during 2001.

Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement
142. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

At December 31, 2001, the Company had unamortized goodwill in the amount of $357.3 million and unamortized other intangible assets in the amount of $14.8 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $19.2 million, $15.7 million and $4.0 million for 2001, 2000 and 1999, respectively. While the Company has not completed all the work needed to comply with Statements 141 and 142, management currently believes that the transitional impairment loss, if any, will not be material.

                                                                             |65

Markel Corporation & Subsidiaries
-----------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

[logo of KPMG]

The Board of Directors and Shareholders
Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Richmond, Virginia
February 1, 2002

66|

--------------------------------------------------------------------------------

QUARTERLY INFORMATION

The following table presents the quarterly results of consolidated operations for 2001, 2000 and 1999
(dollars in thousands, except per share amounts):

                                         Mar. 31       June 30        Sept. 30       Dec. 31
----------------------------------------------------------------------------------------------
2001
    Operating revenues                 $ 332,706      $ 300,092      $ 378,273      $ 386,341
    Income (loss) before income taxes     13,539          1,535       (129,573)       (67,699)
    Net income (loss)                      8,232            812        (91,025)       (43,736)
    Comprehensive income (loss)           10,459         23,282        (75,291)       (35,338)
    Net income (loss) per share
        Basic                          $    1.06      $    0.09      $  (10.58)     $   (4.78)
        Diluted                             1.04           0.09         (10.58)         (4.78)
    Common stock price ranges
        High                           $  190.50      $  207.47      $  203.50      $  213.25
        Low                               159.75         181.00         162.00         174.04

2000
    Operating revenues                 $ 148,927      $ 315,695      $ 298,219      $ 331,642
    Income (loss) before income taxes     19,692        (23,866)       (34,377)       (13,255)
    Net income (loss)                     14,178        (17,900)       (15,649)        (8,221)
    Comprehensive income (loss)           14,132        (16,831)        23,786         60,411
    Net income (loss) per share
        Basic                          $    2.47      $   (2.44)     $   (2.15)     $   (1.13)
        Diluted                             2.44          (2.44)         (2.15)         (1.13)
    Common stock price ranges
        High                           $  171.00      $  154.50      $  155.50      $  183.25
        Low                               111.50         136.00         140.00         133.50

1999
    Operating revenues                 $ 138,110      $ 132,155      $ 132,622      $ 121,434
    Income before income taxes            19,308         15,664         11,559          6,909
    Net income                            14,674         11,905          8,784          5,251
    Comprehensive loss                    (7,787)        (3,741)       (27,956)          (542)
    Net income per share
        Basic                          $    2.64      $    2.13      $    1.57      $    0.94
        Diluted                             2.61           2.10           1.55           0.93
    Common stock price ranges
        High                           $  186.00      $  193.00      $  192.00      $  182.06
        Low                               160.00         174.00         164.00         143.25

                                                                             |67

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
-------------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with Selected Financial Data, the Company's Consolidated Financial Statements and related notes and the Company's Safe Harbor Statement.

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

Markel International operates in two segments of the London Insurance Market: the London Company Market and the Lloyd's Market. The London Company Market consists of the operations of Terra Nova Insurance Company Limited. The Lloyd's Market includes Markel Capital Limited, which is the corporate capital provider for four Lloyd's syndicates managed by Markel Syndicate Management Limited. Markel International writes specialty property, casualty, marine and aviation insurance and reinsurance on a worldwide basis. The majority of Markel International's business comes from the United Kingdom and the United States.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes. Other (Discontinued Lines) consisted primarily of discontinued Markel International programs in 2001 and 2000. In 1999 Other (Discontinued Lines) was comprised of Gryphon discontinued programs (acquired by the Company in January 1999)

Following is a comparison of gross premium volume by significant underwriting segment (dollars in thousands):

                                               Years Ended December 31,
                                       ----------------------------------------
GROSS PREMIUM VOLUME                       2001           2000         1999
-------------------------------------------------------------------------------
Excess and Surplus Lines              $   842,067    $   574,305     $ 425,774
Specialty Admitted                        162,512        137,085       132,889
London Company Market                     175,653         80,927            --
Lloyd's Market                            540,173        276,699            --
Other (Discontinued Lines)                 53,956         62,853        36,285
-------------------------------------------------------------------------------
    TOTAL                             $ 1,774,361    $ 1,131,869     $ 594,948
===============================================================================

68|

                   [CHART]

                   Premiums

                $ in millions

                       1999    2000     2001
                       -----   -----    -----
gross premium volume    595    1,132    1,774
net premiums written    428      835    1,286

In 2001 gross premium volume totaled $1.8 billion compared to $1.1 billion in 2000 and $594.9 million in 1999. Gross premium volume for 2001 and 2000 included Markel International since its acquisition in 2000.

Markel North America's 2001 gross written premiums increased 41% due to increased submission activity and price increases across all business units. With these increases the Company exceeded $1 billion in gross written premiums in its Markel North America operations in 2001.

Excess and Surplus Lines gross premium volume increased 47% to $842.1 million in 2001 compared to $574.3 million in 2000 and $425.8 million in 1999. The 2001 growth was due to increased submission activity in most programs, rate increases and new programs. The most significant area of growth in 2001 was in the Essex Excess and Surplus Lines unit where premium volume increased approximately 48% to $312.9 million from $212.0 million in 2000. In addition the Brokered Excess and Surplus Lines and Professional/Products Liability units produced significant volume increases in 2001 due to improved market conditions. In 2000 the increase was primarily due to growth in the Brokered Excess and Surplus Lines unit as well as from Markel Southwest Underwriters
(MSU), which was acquired in January 2000. Premium volume for the Brokered Excess and Surplus Lines unit grew 77% to $149.9 million in 2000, and the MSU acquisition added $27.9 million of volume. Before considering volume added by the MSU acquisition, 2000 Excess and Surplus Lines gross premiums grew 28%.

Specialty Admitted gross premiums increased 19% to $162.5 million in 2001 compared to $137.1 million in 2000 and $132.9 million in 1999. The 2001 increase was primarily due to increased submission activity, new programs and price increases. In 2000 the increase was due to increased production and new business in the Specialty Program Insurance unit partially offset by lower volume for the Specialty Personal and Commercial Lines unit. The Specialty Personal and Commercial Lines unit assumed $7.3 million of unearned premium as part of the acquisition of a yacht program in 1999. Excluding the effect of this one-time assumption in 1999, volume for the Specialty Personal and Commercial Lines unit increased 9% in 2000.

Markel International gross premium volume was $715.8 million in 2001 compared to $357.6 million in 2000. Markel International's 2001 gross written premiums increased compared to 2000 primarily due to the effect of the acquisition occurring on March 24, 2000, increases in the Company's 2001 participation in its syndicates to 100% and the re-estimation of prior years' estimated written premiums. Beginning in late 2001, Markel International's gross written premiums increased due to higher prices and submissions in the professional indemnity, war and aviation programs.

Other (Discontinued Lines) gross premium volume was $54.0 million in 2001 compared to $62.9 million in 2000 and $36.3 million in 1999. Other (Discontinued Lines) 2001 gross premium volume included the premium writings of Corifrance and the re-estimation of prior years' estimated premiums in various discontinued Markel International programs. Other (Discontinued Lines) gross premium volume should continue to decrease as discontinued programs run off.

In 1999 signs of market hardening, that is stricter coverage terms and higher prices, began to emerge in the United States. Markel North America's submissions and premium writings have increased substantially in 2000 and 2001. In many product lines, prices are increasing for the first time in many years. The Company is currently obtaining significant rate increases across most programs. During 2001 premium rates also began to increase in the London Insurance Market. The events of September 11, 2001 (WTC) had a profound impact on the insurance market. Demand for insurance products to manage risks has increased while insurance financial and underwriting capacity has decreased. The Company anticipates that the North American and London insurance markets will continue to tighten and provide a favorable environment for growth in its operations. The Company

                                                                             |69

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

MANAGEMNT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

does not intend to relax underwriting standards in order to obtain premium volume. Premium volume may vary significantly if the Company alters its product concentration to maintain or improve underwriting profitability.

Subsequent to December 31, 2001, A.M. Best (Best) downgraded the financial strength rating (FSR) of Terra Nova Insurance Company Limited (Terra Nova) to "B++" (very good) from "A-" (excellent). In addition Standard & Poor's (S&P) had previously placed all of the Company's ratings on "negative outlook," including the "A-" (excellent) FSR of Terra Nova. A "negative outlook" signifies that upon completion of a ratings review, the rating agency may affirm or downgrade the Company's insurance subsidiaries' FSRs. The "negative outlook" is the result of underwriting losses at Markel International since its acquisition.

The Terra Nova downgrade by Best and potential downgrade by S&P could have a negative impact on Terra Nova's ability to retain business.

Given the strong operating performance and financial strength of Markel North America, the Company believes that it is unlikely that S&P will downgrade Markel North America's FSRs.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume decreased to 73% in 2001 compared to 74% in 2000 and 72% in 1999. The 2001 decrease was primarily due to the purchase in 2001 of additional reinsurance protection in the Lloyd's Market professional indemnity programs. In addition the decrease was due to reinstatement premiums payable on WTC losses. The 2000 increase in retention rate was primarily attributed to increased retention in Markel North America's core business units partially offset by Markel International's lower retentions.

Total operating revenues were $1.4 billion in 2001 compared to $1.1 billion in 2000 and $524.3 million in 1999. The 2001 increase was primarily due to higher earned premiums for Markel North America and the inclusion of Markel International for the entire year. In 2000 the increase was primarily due to operating revenue generated by Markel International since its acquisition on March 24, 2000.

Following is a comparison of earned premiums by significant underwriting segment (dollars in thousands):

                                         Years Ended December 31,
                                   ------------------------------------
EARNED PREMIUMS                        2001        2000        1999
-----------------------------------------------------------------------
Excess and Surplus Lines           $  503,939   $ 352,250   $ 286,614
Specialty Admitted                    138,321     120,568     114,567
London Company Market                 141,646     136,291          --
Lloyd's Market                        325,905     204,148          --
Other (Discontinued Lines)             96,873     125,286      36,015
-----------------------------------------------------------------------
   TOTAL                           $1,206,684   $ 938,543   $ 437,196
=======================================================================

Earned premiums increased to $1.2 billion in 2001 from $938.5 million in 2000 and $437.2 million in 1999. The 2001 increase in earned premiums was primarily due to increased gross premium volume in Markel North America and the inclusion of Markel International for the entire year. This increase was partially offset by lower earned premium for Other (Discontinued Lines). In 2000 the increase in earned premiums was primarily due to the acquisition of Markel International.

70|

-------------------------------------------------------------------------------

                       [CHART]

                 Investment Earnings

                    $ in millions

                               1999    2000    2001
                               ----    ----    ----
net realized gains (losses)     (1)       2      20
net investment income           88      154     171
Total                          ----    ----    ----
                                87      156     191

Earned premiums for Markel North America increased 36% to $642.3 million in 2001. Earned premiums for Markel North America rose 18% in 2000 compared to 1999. The increase in both years was primarily due to growth in Excess and Surplus lines earned premiums.

Excess and Surplus Lines earned premiums rose in 2001 to $503.9 million and in 2000 to $352.3 million from $286.6 million in 1999. Earned premiums grew 43% in 2001 and 23% in 2000. The growth in both years was primarily due to higher gross premium volume over the past several years for all Excess and Surplus Lines units.

Specialty Admitted earned premiums increased 15% to $138.3 million in 2001 and increased 5% to $120.6 million in 2000 from $114.6 million in 1999. The 2001 increase was primarily due to growth in new programs and higher gross premium volume in existing lines of business over the past several years. The increase in 2000 was primarily due to higher production in most lines of business during the past two years partially offset by the cancellation of certain unprofitable property programs.

Markel International earned premiums were $467.6 million in 2001 compared to $340.4 million in 2000. The increases in the London Company and Lloyd's Market earned premiums were primarily due to the effect of the Markel International acquisition occurring on March 24, 2000.

Other (Discontinued Lines) earned premiums decreased in 2001 due to the run off of discontinued programs at Markel International. The 2000 increase in Other (Discontinued Lines) earned premiums was due to discontinued lines at Markel International partially offset by a decrease in earned premiums for Gryphon discontinued lines.

Net investment income increased 11% in 2001 to $170.7 million and 76% in 2000 to $154.2 million from $87.7 million in 1999. The increase in 2001 was due to the acquisition of Markel International and growth in the investment portfolio partially offset by lower investment yields. The 2000 increase in net investment income was due to the acquisition of Markel International, which added $1.4 billion to the Company's investment portfolio in March 2000. Invested assets and cash grew approximately 15% in 2001 to $3.6 billion and 93% in 2000 to $3.1 billion from $1.6 billion in 1999. The 2001 increase in the investment portfolio was due to proceeds from the Company's completion of two common share offerings (net of debt retirements and repayments), cash flow from operations and unrealized gains.

The Company recognized $20.0 million of net realized gains from investment sales in 2001 compared to $1.5 million of net realized gains in 2000 and $0.9 million of net realized losses in 1999. The fluctuations are primarily the result of interest rate volatility which influences the market values of fixed maturities and equity investments. The Company's investment strategy seeks to maximize total investment returns over a long-term period. The Company's focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

Total operating expenses, which include losses and loss adjustment expenses, underwriting, acquisition and insurance expenses and amortization of intangible assets, were $1.5 billion in 2001 compared to $1.1 billion in 2000 and $445.7 million in 1999. The 2001 increase was primarily due to the inclusion of Markel International for the full year and $213.0 million of WTC losses, reserve strengthening and expense charges. The 2000 increase was primarily due to the acquisition of Markel International.

                                                                             |71

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                                          Years Ended December 31,
                                                               ------------------------------------------
                                                                   2001            2000           1999
---------------------------------------------------------------------------------------------------------
Gross premium volume                                           $ 1,774,361     $ 1,131,869     $ 594,948
Net premiums written                                           $ 1,286,432     $   834,783     $ 428,004
Net retention                                                           73%             74%           72%
Earned premiums                                                $ 1,206,684     $   938,543     $ 437,196
Losses and loss adjustment expenses                            $ 1,049,421     $   731,531     $ 283,630
Underwriting, acquisition and insurance expenses               $   450,859     $   339,089     $ 156,703
Underwriting loss*                                             $  (293,596)    $  (132,077)    $  (3,137)

U.S. GAAP COMBINED RATIOS**
Markel North America                                                   102%             97%           96%
Markel International                                                   134%            116%           --
Other (Discontinued Lines)                                             229%            174%          150%
Markel Corporation (Consolidated)                                      124%            114%          101%
---------------------------------------------------------------------------------------------------------

 *The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as a measure of profitability.

**The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

The Company's 2001 underwriting loss was primarily due to $213.0 million of WTC losses, reserve strengthening and expense charges. In 2000 the underwriting loss was primarily due to underwriting losses in Markel International's continuing and discontinued programs since acquisition and $32.0 million of reserve strengthening on Gryphon discontinued lines.

The following is an analysis of the $213.0 million of WTC losses, reserve strengthening and expense charges in 2001 (dollars in millions):

                                                                                   Markel
                                                     Markel                     International
                                                      North         Markel      Discontinued
                                                     America     International     Lines           Total
--------------------------------------------------------------------------------------------------------
New York Contractors Program                         $ 29.0         $ --           $ --           $ 29.0
World Trade Center Losses                               1.5           70.8           2.7            75.0
Deferred Policy Acquisition Costs                       --            20.0           --             20.0
Asbestos Exposures                                      --             --           20.0            20.0
Allowance for Reinsurance Recoverables                  --             5.0          25.0            30.0
Worldwide Motor Program                                 --             --           39.0            39.0
--------------------------------------------------------------------------------------------------------
   TOTAL                                             $ 30.5         $ 95.8         $86.7          $213.0
========================================================================================================

Markel North America's 2001 underwriting loss was primarily the result of $29.0 million of adverse loss development in the Excess and Surplus Lines New York contractors business discontinued in January 2000. Excluding development on this program, Markel North America's combined ratio would have been 97% for 2001 compared to 97% and 96%, respectively, for 2000 and 1999.

72|

-------------------------------------------------------------------------------

The combined ratio for Excess and Surplus Lines increased to 102% in 2001 compared to 100% in 2000 and 94% in 1999. The increase in the 2001 combined ratio was primarily due to $29.0 million of development on the New York contractors program. Excluding development on this program, Excess and Surplus Lines' 2001 combined ratio would have been 96%. The 2000 increase in combined ratio was the result of lower favorable loss reserve development in 2000 compared to 1999 primarily as a result of reserve increases on Brokered Excess and Surplus Lines' New York contractors business and expenses from the start up of MSU.

Since discontinuing the New York contractors program, the Company has experienced adverse development in the program and as a result initiated a project to re-evaluate its potential ultimate exposure. Issues involving application of statutes of limitations and the evolving and complex judicial and legislative environment in New York made the process difficult. During 2001 the Company brought in new claims management at the Brokered Excess and Surplus Lines unit. New claims management with legal and actuarial assistance completed a review of this program during 2001. As a result of this review, the Company determined that reserves required strengthening.

The combined ratio for Specialty Admitted was 101% in 2001 compared to 88% in 2000 and 101% in 1999. The increase in 2001 was the result of lower favorable prior years' loss reserve development and higher current year loss ratios in Specialty Personal and Commercial Lines due to higher frequency and severity of claims in the property, high performance watercraft and motorcycle programs. The Company is working to increase prices and reunderwrite these programs to return them to profitability. The decrease in 2000 was primarily the result of favorable loss development.

Markel International's underwriting loss for 2001 included $182.5 million of reserve strengthening and expense charges. Of these provisions $95.8 million related to Markel International's continuing operations and $86.7 million related to Other (Discontinued Lines). Excluding provisions established during 2001, Markel International's continuing programs combined ratio would have been 113% for 2001 compared to 116% for 2000. Markel International's expense reductions have not kept pace with planned premium reductions. The Company will continue working to align Markel International's expenses with its premium writings. Expense reduction initiatives include the consolidation of Markel International's four syndicates at Lloyd's into one syndicate for 2002 and planned reductions of brokerage commissions. In addition the Company has reduced its maximum insurance limits which should reduce future reinsurance costs and collection risks. While management believes that expense reductions at Markel International are attainable, failure to do so would continue to have an adverse impact on the Company's results of operations.

The Company's total estimated loss exposure to the events of September 11, 2001 was $75.0 million, net of estimated reinsurance recoveries of approximately $263.0 million. Markel International's, Markel North America's and Discontinued Lines' WTC provisions were $70.8 million, $1.5 million and $2.7 million, respectively. The Company's Lloyd's and London Company Market segments included $47.5 million and $23.3 million, respectively, of WTC losses. In addition to reported claims, the Company has used many loss estimation techniques including detailed policy level reviews, the use of catastrophe modeling software, direct contact with insureds and brokers and sensitivity analysis to possible coverage scenarios in order to develop its estimated WTC exposure. New information concerning potential losses and coverage issues continues to emerge. While the Company believes that its WTC reserve is adequate, adverse development is possible.

                                                                             |73

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Upon renewal in early January 2002, the cost of Markel International's marine and energy reinsurance program increased significantly. Based on these higher costs, the Company determined that unearned premiums at December 31, 2001 for Markel International's unexpired marine and energy risks in its Lloyd's Market segment were not adequate to cover future losses, increased reinsurance costs and related deferred policy acquisition costs. As a result the Company wrote off $20.0 million of deferred policy acquisition costs in 2001.

Also late in 2001, the Company completed a comprehensive study of Markel International's asbestos exposures. The study included the use of London Market asbestos exposure experts and the Company's internal and external actuaries. The study was completed using a proprietary database, which contained exposure information about asbestos claims submitted since inception to the London Market. The Company's participation on these risks was then calculated. The Company believes that this "ground up" approach is superior to methods previously used and as a result increased Markel International's discontinued lines net asbestos reserves by $20.0 million. Environmental and asbestos exposures are subject to significant uncertainty due to potential severity and an uncertain legal climate. Environmental and asbestos reserves could be subject to increases in the future. The Company's environmental and asbestos reserves are not discounted to present value and are forecasted to pay out over the next 50 years.

The Company also increased the allowance for reinsurance collection issues at Markel International by $30.0 million in 2001. This provision included anticipated bad debts resulting from the asbestos reserve strengthening discussed above and provided for strengthened reserves for financially weak reinsurers and collection disputes with reinsurers. Approximately $5.0 million of the provision related to Markel International's continuing lines in its Lloyd's Market segment and the remaining $25.0 million related to discontinued lines. The Company has begun to implement policies to reduce Markel International's reliance on reinsurance in the future, but must still account for and collect reinsurance for business written prior to its acquisition. Deterioration in the credit quality of existing reinsurers or disputes over the terms of reinsurance could result in additional charges, which could have an adverse impact on the Company's results of operations and financial condition.

The Company also strengthened reserves in 2001 by $39.0 million for Markel International's discontinued worldwide motor program. The Company discontinued the worldwide motor book of business shortly after the purchase of Markel International due to the program's poor administrative controls, including delegation of underwriting and claims authority to brokers around the world, and inadequate pricing. Late in 2001 the Company obtained information from brokers and performed broker audits in order to reassess its potential exposure. Upon completion of this review, the Company determined that reserve strengthening was required.

The 2001 combined ratio for the London Company and Lloyd's Markets was 132% and 134%, respectively, compared to 114% and 118%, respectively, for 2000. The 2001 increase in the combined ratio in both segments was primarily due to the estimated WTC losses, reserve strengthening and expense charges discussed above. Excluding these items the 2001 combined ratio for the London Company and Lloyd's Markets would have been 114% and 112%, respectively.

Other (Discontinued Lines) combined ratio increased to 229% in 2001 compared to 174% in 2000 and 150% in 1999. The 2001 increase in the combined ratio was primarily due to reserve strengthening on the worldwide motor program, asbestos reserve strengthening and the increased allowance on reinsurance recoverables discussed above. The 2000 increase was due to Markel International's $52.0 million of underwriting loss on discontinued programs and due to $32.0 million of reserve strengthening on Gryphon discontinued lines.

74|

-------------------------------------------------------------------------------

Management continues to monitor claims and reinsurance experience on pre-acquisition books of business and Other (Discontinued Lines). The Company also continues to closely monitor recent unfavorable development at its Brokered Excess and Surplus Lines unit. The Company believes that its reserves are adequate; however adverse experience is possible and could result in reserve increases in the future.

Amortization of intangible assets was $30.7 million in 2001 compared to $23.3 million in 2000 and $5.4 million in 1999. The increases in both 2001 and 2000 were due to amortization of goodwill and other intangibles from the acquisition of Markel International. See note 23 in the notes to consolidated financial statements for a discussion of the adoption of Statement 142.

Interest expense was $48.6 million in 2001 compared to $52.3 million in 2000 and $25.2 million in 1999. The 2001 decrease was primarily due to a reduction in the Company's long-term debt. During 2001 the Company used proceeds from two common share offerings to repay or repurchase approximately $245 million of long-term debt. The 2000 increase was due to interest on $245 million of borrowings under the Company's revolving credit facility used to fund a portion of the Markel International acquisition. In addition $175.0 million of Markel International debt remained outstanding subsequent to the acquisition.

The Company reported a tax benefit of 31% in 2001 compared to a tax benefit of 47% in 2000 and tax expense of 24% for 1999. In 2000 the Company recognized a nonrecurring benefit of $8.0 million related to the realization of tax benefits attributable to certain differences between financial reporting and tax bases of assets acquired in a prior period. This benefit was recognized when management determined that estimated tax liabilities were less than amounts previously accrued. Prior to considering this nonrecurring benefit, the Company reported a tax benefit of 31% in 2000. See note 7 in the notes to consolidated financial statements for a discussion of factors affecting the realization of the Company's gross deferred tax asset.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets and any nonrecurring items (earnings (loss) from core operations). Although earnings (loss) from core operations does not replace operating income (loss) or net income (loss) computed in accordance with U.S. GAAP as a measure of profitability, management focuses on this performance measure because it reduces the variability in results associated with realized gains or losses and also eliminates the impact of accounting transactions which do not reflect current operating costs. The Company reported a loss from core operations of $112.1 million in 2001 compared to a loss from core operations of $15.9 million in 2000 and earnings from core operations of $46.1 million in 1999. The 2001 loss was primarily due to WTC losses, reserve strengthening and expense charges of $213.0 million. The 2000 loss was primarily due to underwriting losses at Markel International and reserve strengthening of $32.0 million on Gryphon discontinued lines.

The Company reported comprehensive loss of $76.9 million in 2001 compared to comprehensive income of $81.5 million in 2000 and $40.0 million of comprehensive loss in 1999. The 2001 comprehensive loss was primarily due to WTC losses, reserve strengthening and expense charges partially offset by the increased market value of the Company's investment portfolio. Comprehensive income in 2000 was due to the increased market value of the Company's investment portfolio partially offset by a net loss in 2000 compared to net income in 1999.

                                                                             |75

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Changes at Markel International for 2002
===============================================================================

Effective January 1, 2002, Markel International aligned its underwriting operations along product lines and customers into the following six underwriting centers: Aviation, Marine and Energy, Non-Marine Property, Professional Liability, Retail Professional Liability and Reinsurance and Accident. The six underwriting centers will have the ability to write business in either the London Company Market or Lloyd's Market. In addition effective January 1, 2002, the four Lloyd's syndicates managed by Markel Syndicate Management were combined into Markel Syndicate 3000. The Company believes the combined operations will provide many opportunities to better serve our customers and gain operational efficiencies.

Claims And Reserves
===============================================================================

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

U.S. GAAP requires that reserves for claims incurred but not reported be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. The Company also evaluates and adjusts reserves for uncollectible reinsurance in accordance with its collection experience, consideration of the financial condition of its reinsurers and the development of the gross reserves.

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example the 1996 liability for losses and loss adjustment expenses at the end of 1996 for 1996 and all prior years, adjusted for commutations, acquisitions and other, was originally estimated to be $1.2 billion. Five years later, as of December 31, 2001, this amount was re-estimated to be $1.1 billion, of which $619.9 million had been paid, leaving a reserve of $519.0 million for losses and loss adjustment expenses for 1996 and prior years remaining unpaid as of December 31, 2001.

76|

-------------------------------------------------------------------------------

The following table represents the development of the Company's balance sheet reserves for the period 1991 through 2001 (in millions):

                                 1991        1992     1993     1994     1995     1996     1997     1998     1999     2000     2001
-----------------------------------------------------------------------------------------------------------------------------------
Net reserves restated
for commutations,
acquisitions and other         $ 846.7       877.1    928.4  1,011.6  1,115.1  1,240.1  1,387.9  1,644.2  1,973.9  2,048.3  2,302.8
-----------------------------------------------------------------------------------------------------------------------------------

Paid (cumulative)
as of:
One year later                    83.7        95.1    151.4    135.9    124.5    145.7    161.1    248.7    550.3    607.7
Two years later                  156.3       217.2    253.4    219.1    227.6    266.2    345.1    576.2    908.3
Three years later                253.4       297.0    307.8    286.9    305.2    399.5    539.6    836.2
Four years later                 318.3       331.7    353.3    337.7    399.7    528.6    667.2
Five years later                 346.0       361.2    387.2    403.7    495.6    619.9
Six years later                  367.6       385.3    439.4    477.2    584.8
Seven years later                386.7       426.4    497.7    549.6
Eight years later                426.0       478.1    536.7
Nine years later                 472.5       510.8
Ten years later                  501.2

Reserves
re-estimated as of:
One year later                   837.1       870.8    891.2  1,002.8  1,091.0  1,214.0  1,350.5  1,605.6  1,986.3  2,185.8
Two years later                  832.0       843.8    912.5    978.1  1,064.2  1,190.0  1,314.3  1,599.0  2,080.3
Three years later                811.5       845.2    894.8    955.1  1,047.2  1,159.3  1,284.7  1,640.6
Four years later                 803.1       829.2    889.2    950.7  1,031.7  1,112.2  1,312.8
Five years later                 790.2       831.6    890.3    938.6    989.0  1,138.9
Six years later                  796.6       837.2    884.4    900.6  1,025.8
Seven years later                805.8       834.7    850.3    938.5
Eight years later                805.6       800.1    887.6
Nine years later                 775.7       835.1
Ten years later                  810.7

Net cumulative
redundancy(deficiency)          $ 36.0        42.0     40.8     73.1     89.3    101.2     75.1      3.6  (106.4)  (137.5)
===================================================================================================================================
Cumulative %                        4%          5%       4%       7%       8%       8%       5%       0%     (5%)     (7%)

Gross liability, end of year,
   restated for acquisitions
   and other                             $ 1,050.0  1,436.2  1,466.5  1,582.9  1,744.8  1,955.8  2,289.9  2,704.4  3,037.1  3,700.0
Reinsurance recoverable,
   restated for commutations,
   acquisitions and other                    172.9    507.8    454.9    467.8    504.7    567.9    645.7    730.5    988.8  1,397.2
-----------------------------------------------------------------------------------------------------------------------------------
Net liability, end of year,
   restated for commutations,
   acquisitions and other                $   877.1    928.4  1,011.6  1,115.1  1,240.1  1,387.9  1,644.2  1,973.9  2,048.3  2,302.8
===================================================================================================================================

Gross re-estimated liability               1,011.9  1,423.2  1,426.1  1,547.4  1,724.1  1,966.1  2,438.7  3,219.5  3,485.4
Re-estimated recoverable                     176.8    535.6    487.6    521.6    585.2    653.3    798.1  1,139.2  1,299.6

-----------------------------------------------------------------------------------------------------------------------------------
Net re-estimated liability               $   835.1    887.6    938.5  1,025.8  1,138.9  1,312.8  1,640.6  2,080.3  2,185.8
===================================================================================================================================
Gross cumulative redundancy
   (deficiency)                          $    38.1     13.0     40.4     35.5     20.7    (10.3)  (148.8)  (515.1)  (448.3)
===================================================================================================================================

                                                                             |77

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cumulative redundancies (deficiencies) represent the change in the estimate from the original balance sheet date to the date of the current estimate. For example the 1996 liability for losses and loss adjustment expenses developed a $101.2 million redundancy from December 31, 1996 to December 31, 2001, five years later. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. The gross cumulative redundancies (deficiencies) for 2000 and prior years are presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies depending on the nature and extent of applicable reinsurance. The net and gross cumulative deficiency for 2000 and prior years was primarily the result of adverse development at Markel International and reserve strengthening on the Brokered Excess and Surplus Lines' discontinued New York contractors book of business.

See note 8 in the notes to consolidated financial statements for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity And Capital Resources
===============================================================================

The Company seeks to maintain prudent levels of liquidity and financial leverage for the protection of its policyholders, creditors and shareholders. The Company's targeted capital structure is approximatedy one-third debt to two-thirds equity. At December 31, 2001, the Company's debt to total capital ratio was 24% compared to 39% in 2000. In 2001 the Company completed two common share offerings and used a portion of the proceeds to repay or repurchase long-term debt outstanding as result of the Markel International acquisition. From time to time, the Company's debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt.

In calculating its debt to total capital ratio, the Company considers the 8.71% Capital Securities as 100% equity due to the equity-like features of these instruments. The Company has the option to defer interest payments for up to five years, and the 8.71% Capital Securities mature in 2046.

In 2001 the Company completed two common share offerings and issued a total of 2,488,940 shares. The net proceeds from the offerings were $408 million and were used to repay or repurchase long-term debt, provide for future growth in the Company's insurance operations and support other corporate purposes.

In order to maintain prudent levels of liquidity, the Company seeks to maintain minimum cash and investments at its holding company (Markel Corporation) of approximately two times annual interest expense. At December 31, 2001, $221.5 million of cash and investments were held at Markel Corporation which approximated 4.6 times annual interest expense.

78|

-------------------------------------------------------------------------------

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

      [CHART]

   Invested Assets

    $ in millions

1999    2000    2001
-----   -----   -----
1,625   3,136   3,591

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which the Company's domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Pursuant to such laws, at December 31, 2001, the Company's domestic insurance subsidiaries could pay dividends of $60.3 million during the following twelve months without prior regulatory approval. There are also regulatory restrictions on the amount of dividends that the Company's foreign insurance subsidiaries may pay. In general the Company must seek prior approval of any dividends from its foreign insurance subsidiaries. To provide sufficient capital to sustain premium growth, the Company does not intend to take dividends from its insurance subsidiaries in 2002. The Company has adequate liquidity at the holding company to service debt obligations and meet other corporate needs.

Net cash provided by operating activities increased to $164.5 million in 2001 compared to $89.2 million in 2000. The improvement in 2001 was primarily due to increased cash flows at Markel North America due to growth in gross premium volume and continued profitability. Markel North America's positive cash flows were partially offset by $11.9 million and $29.5 million, respectively, of operating cash used by Markel International and Gryphon's discontinued programs.

The Company's invested assets increased to $3.6 billion at December 31, 2001 from $3.1 billion at December 31, 2000. The increase in invested assets was primarily due to the proceeds from the Company's common share offerings in 2001 and cash flow from operating activities. See note 2(e) to the notes to consolidated financial statements for a discussion of restricted assets.

At December 31, 2001, reinsurance recoverable on paid and unpaid losses was $1.6 billion compared to $1.1 billion in the prior year. The increase in reinsurance recoverable on unpaid losses was primarily due to reinsurance recoverable on estimated WTC losses of approximately $263 million and reserve strengthening at Markel International. The Company is working aggressively to collect outstanding reinsurance recoverable on paid losses and has established allowances for reinsurance collection issues. While management believes that reinsurance recoverable balances are collectible, deterioration in reinsurers' ability to pay or collection disputes could adversely affect the Company's operating cash flows, financial position and results of operation.

                                                                             |79

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At December 31, 2001, unpaid losses and loss adjustment expenses were $3.7 billion compared to $3.0 billion at December 31, 2000. The increase was primarily related to WTC losses and reserve strengthening at Markel International.

Unearned premiums increased to $806.9 million at December 31, 2001 from $701.7 million in the prior year. The increase was primarily due to increased gross premium volume at Markel North America due to increased submission activity and price increases.

During 2001 the Company issued $408 million face amount, $113 million net proceeds, of Liquid Yield Option(TM) Notes (LYONs). The LYONs are zero coupon senior notes convertible into the Company's common shares under certain conditions. Contingent cash interest and contingent additional principal may be payable in certain circumstances and the LYONs' holders may require the Company to repurchase the LYONs at specified dates. If the LYONs are put to the Company, the Company may issue common shares or pay cash to settle its obligations to the holders. The first put date on which holders may require the Company to repurchase the LYONs is June 5, 2002. The Company used a portion of the LYONs net proceeds to repay $100 million of balances outstanding under its revolving credit facility. At December 31, 2001, the LYONs are shown on the Company's consolidated balance sheet under the caption, convertible notes payable.

Long-term debt was $265.0 million and $573.1 million at December 31, 2001 and 2000, respectively. During 2000 the Company entered into a $400 million revolving credit facility to fund a portion of the Markel International acquisition in March 2000 and to refinance the Company's previous credit facility. During 2001 the Company used proceeds from the LYONs and common share offerings to repay $285.0 million of this facility and to repurchase approximately $25 million of its public debt. Additionally the revolving credit facility was reduced to $300 million during 2001. As of December 31, 2001, there was $35 million outstanding under the revolving credit facility compared to $320 million outstanding at December 31, 2000.

The Company was in compliance with all covenants contained in its revolving credit facility at December 31, 2001. One of the covenants in the facility specifies minimum financial strength ratings for the Company's core United States insurance subsidiaries. To the extent that the Company's core United States financial strength ratings are reduced below current levels, the Company's access to the credit facility could be restricted. While the Company believes such action is unlikely, the inability to access the credit facility could adversely affect the Company's liquidity.

80|

-------------------------------------------------------------------------------

The following is a summary of the Company's contractual cash payment obligations at December 31, 2001 (dollars in thousands):

                                           Payments by Due Dates
                              -------------------------------------------------

                                          Less than     1-3      4-5   After 5
                                 Total      1 year     years    years    years
-------------------------------------------------------------------------------
Convertible notes payable     $ 116,022    116,022        --       --        --
Long-term debt                  264,998         --   101,965       --   163,033
8.71% Capital Securities        150,000         --        --       --   150,000
Operating leases                 82,866     10,540    18,635   19,526    34,165
-------------------------------------------------------------------------------
  TOTAL                       $ 613,886    126,562   120,600   19,526   347,198
===============================================================================

See notes 5, 9, 10 and 11 of the notes to consolidated financial statements for a further discussion of these obligations. Holders of the convertible notes may require the Company to repurchase this obligation on June 5, 2002.

At December 31, 2001, the Company had $275.5 million of irrevocable undrawn letters of credit and $1.2 billion of investments, cash and cash equivalents held in trust or on deposit for the benefit of policyholders or reinsurers in the event of default by the Company on its obligations to pay claims. These investments, cash and cash equivalents and the related liabilities are included on the Company's consolidated balance sheets. See note 2(e) of the notes to consolidated financial statements.

The Company also has other contingencies, including contingencies involving litigation, that arise in the normal conduct of its operations. See note 15 of the notes to consolidated financial statements for further discussion of these contingencies.

The Company's insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic P&C insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2001, the capital and surplus of each of the Company's domestic insurance subsidiaries was above the minimum regulatory threshold.

Capital adequacy of the Company's international insurance subsidiaries is regulated by the Financial Services Authority, the Council of Lloyd's and the Bermuda Registrar of Companies. At December 31, 2001, the capital and surplus of each of the Company's international insurance subsidiaries was above the minimum regulatory thresholds.

During 2002 the Company anticipates contributing up to $75 million of additional capital to its Lloyd's capital provider, Markel Capital, to be deposited at Lloyd's to fund future claims payments. In addition at the end of each year, capital providers at Lloyd's are required to post collateral to support the syndicate's premium writings for the next year. The Company's planned premium writings for 2003 will determine how much additional capital will be needed. Management believes the Company has sufficient liquidity to meet these potential deposit requirements.

                                                                             |81

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Market Risk Disclosures
===============================================================================

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities with estimated fair values which are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign exchange risk at Markel International. The Company has no material commodity risk.

Equity Price Risk

The estimated fair value of the Company's investment portfolio at December 31, 2001 was $3.6 billion, 85% of which was invested in fixed maturities, short-term investments and cash, and 15% of which was invested in equity securities. At December 31, 2000, the estimated fair value of the Company's investment portfolio was $3.1 billion, 86% of which was invested in fixed maturities, short-term investments and cash, and 14% of which was invested in equity securities. The Company invests shareholder funds in equity securities which have historically, over long periods of time, produced higher returns relative to fixed maturities. The Company seeks to invest at reasonable prices in companies with solid business plans and capable and honest management. The Company intends to hold these investments over the long term. This focus on long-term total investment returns may result in variability in the level of unrealized investment gains or losses from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

At December 31, 2001, the Company's equity portfolio was concentrated in terms of the number of issuers and industries. At December 31, 2001, the Company's top ten equity holdings represented $350.3 million or 64% of the equity portfolio. Investments in the property and casualty insurance industry represented $249.8 million, or 46% of the equity portfolio at December 31, 2001. Such concentration can lead to higher levels of short-term price volatility. Due to its long-term investment focus, the Company is not as concerned with short-term market volatility as long as its insurance subsidiaries' ability to write business is not impaired. The Company has investment guidelines that set limits on the amount of equity securities its insurance subsidiaries can hold.

The table below summarizes the Company's equity price risk and shows the effect of a hypothetical 20% increase or decrease in market prices as of December 31, 2001 and 2000. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                         Estimated           Hypothetical
                                                       Fair Value after   Percentage Increase
                          Estimated     Hypothetical     Hypothetical        (Decrease) in
                          Fair Value    Price Change   Change in Prices   Shareholders' Equity
-------------------------------------------------------------------------------------------------
As of December 31, 2001
  Equity Securities        $ 543,554    20% increase         $ 652,265               6.5
                                        20% decrease         $ 434,843              (6.5)
-------------------------------------------------------------------------------------------------
As of December 31, 2000
  Equity Securities        $ 431,126    20% increase         $ 517,351               7.4
                                        20% decrease         $ 344,901              (7.4)
=================================================================================================

82|

-------------------------------------------------------------------------------

Interest Rate Risk

The Company's fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

Approximately three-quarters of the Company's investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments, cash and cash equivalents, has an average duration of 3.9 years and an average rating of "AA." The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company's liabilities. The Company has investment policies which limit the maximum duration and maturity of the fixed maturity portfolio.

The Company utilizes bonds with embedded put options to manage the effect of changing interest rates on the fixed maturity portfolio. At December 31, 2001, the Company held $192.9 million of corporate bonds with embedded put options. These put bonds were issued with long maturity dates, generally 30 years, with shorter put dates, generally 10 years. Put bonds provide the holder the option to force redemption of the bonds on the put dates. These bonds are assumed to outperform in price should interest rates decline while performing like shorter dated securities, if interest rates rise. This asymmetrical price performance is shown on the following table by greater price appreciation in the fixed maturity portfolio if rates decline by 200 basis points than price depreciation if rates increase by 200 basis points.

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

                                                                             |83

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The table below summarizes the Company's interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2001 and 2000. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                                                            Hypothetical Percentage
                                                Hypothetical          Estimated              Increase (Decrease) in
                                                 Change in         Fair Value after     -------------------------------
                               Estimated       Interest Rates    Hypothetical Change       Fair Value     Shareholders'
                               Fair Value     (bp=basis points)    in Interest Rates    Fixed Maturities     Equity
-----------------------------------------------------------------------------------------------------------------------

FIXED MATURITY
  INVESTMENTS
-----------------------------------------------------------------------------------------------------------------------

As of December 31, 2001
     Total Fixed Maturity
     Investments*             $ 3,047,648     200 bp decrease         $ 3,314,132              8.7            16.0
                                              100 bp decrease           3,177,044              4.2             7.8
                                              100 bp increase           2,923,066             (4.1)           (7.5)
                                              200 bp increase           2,805,858             (7.9)          (14.5)
-----------------------------------------------------------------------------------------------------------------------
As of December 31, 2000
     Total Fixed Maturity
     Investments*             $ 2,705,038     200 bp decrease         $ 2,968,419              9.7            22.8
                                              100 bp decrease           2,829,104              4.6            10.7
                                              100 bp increase           2,592,763             (4.2)           (9.7)
                                              200 bp increase           2,488,837             (8.0)          (18.7)
=======================================================================================================================

LIABILITIES**
-----------------------------------------------------------------------------------------------------------------------

As of December 31, 2001
     Borrowings**             $   452,145     200 bp decrease         $   492,667                              ***
                                              100 bp decrease             471,226                              ***
                                              100 bp increase             435,009                              ***
                                              200 bp increase             419,483                              ***
--------------------------------------------------------------------------------------------------------------------------
As of December 31, 2000
     Borrowings**             $   379,869     200 bp decrease         $   431,094                              ***
                                              100 bp decrease             405,391                              ***
                                              100 bp increase             357,481                              ***
                                              200 bp increase             337,623                              ***
==========================================================================================================================

  * Includes short-term investments, cash and cash equivalents.

 ** Balances outstanding under the Company's revolving credit facilities at December 31, 2001 and 2000 are not included in the above table. Interest rates on the amounts outstanding under these facilities reset frequently, which limits the impact of changing interest rates.

*** Changes in estimated fair value have no impact on shareholders' equity.

84|

-------------------------------------------------------------------------------

Foreign Exchange Risk

The Company has foreign exchange risk on its assets and liabilities. The Company primarily manages this risk by matching assets and liabilities in each foreign currency as closely as possible.

At December 31, 2001 and 2000, approximately 86% and 85%, respectively, of the Company's investment portfolio and cash was denominated in United States Dollars. At those dates the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% at December 31, 2001 and 2000 and the United Kingdom Sterling/United States Dollar exchange rate had increased or decreased by 5%, the economic effect on an after-tax basis would have been approximately $1.2 million and $1.1 million, respectively.

Impact Of Inflation
===============================================================================

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

Impact Of Accounting Standards
===============================================================================

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires the purchase method of accounting be used for all business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company adopted the provisions of Statement 141 as of July 1, 2001 and Statement 142 is effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment during 2001.

See note 23 in the notes to consolidated financial statements for further discussion of the Company's adoption of Statements 141 and 142.

                                                                             |85

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Safe Harbor Statement
===============================================================================

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

     . the amount and nature of competition in the insurance industry and the amount of capital within the industry and alternative risk transfer markets;

     . the occurrence of man-made or natural catastrophic events;

     . assumptions about the impact of events of September 11, 2001, such as the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

     . the occurrence of additional terrorist activities;

     . the occurrence of significant changes in products or adverse changes in insurance and financial market conditions;

     . changing legal and social trends and the inherent uncertainties of the reserving process;

     . loss of the services of any of the Company's executive officers;

     . initiatives underway at Markel International to reorganize business units and to evaluate reinsurance programs and exposures that could lead to additional changes and expense;

     . assumptions about future profitability at Markel International and that Markel International will make steady progress towards underwriting profitability;

     . the impact of United States tax laws on the Company's foreign subsidiaries;

     . changing rates of inflation and other economic conditions;

     . losses due to foreign currency exchange rate and interest rate fluctuations;

     . ability to collect reinsurance recoverables;

     . changes in the availability, cost or quality of reinsurance;

     . developments in domestic and international financial markets that could affect the Company's investment portfolios;

     . changes in assigned financial strength or debt ratings;

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

86|

-------------------------------------------------------------------------------

OTHER INFORMATION

Market And Dividend Information
===============================================================================

The Company's common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of March 1, 2002 was 507. The total number of shareholders, including those holding shares in street name or in brokerage accounts is estimated to be in excess of 10,000. The Company's current strategy is to retain earnings and consequently the Company has not paid and does not expect to pay a cash dividend on its common stock.

High and low sales prices as reported on the New York Stock Exchange composite tape for 2001 were $213.25 and $159.75, respectively. See Quarterly Information on page 67 for additional quarterly sales price information.

Shareholder Relations, Form 10-K
===============================================================================

This document represents Markel Corporation's Annual Report and Form 10-K, which is filed with the Securities and Exchange Commission.

Information about Markel Corporation, including exhibits filed as part of this Form 10-K, may be obtained by writing Mr. Bruce Kay, Vice President of Investor Relations, at the address of the corporate offices listed below, or by calling
(800) 446-6671.

Annual Shareholders' Meeting
===============================================================================

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, Franklin and Adams Streets, Richmond, Virginia at 4:30 p.m., May 21, 2002.

Transfer Agent
===============================================================================

First Union National Bank
Corporate Trust Operations
Finance Group-NC 1196
1525 West W.T. Harris Boulevard 3C3
Charlotte, North Carolina 28288-1153
(800) 829-8432

Corporate Offices
===============================================================================

Markel Corporation
4521 Highwoods Parkway
Glen Allen, Virginia 23060-6148
(804) 747-0136
(800) 446-6671

                                                                             |87

Markel Corporation & Subsidiaries
-------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

Directors
===============================================================================

Alan I. Kirshner
Chairman of the Board and Chief
Executive Officer

Mark J. Byrne
Chairman and President
West End Capital Management
(Bermuda) Limited

Douglas C. Eby
President
Robert E. Torray & Co., Inc.

Thomas S. Gayner
Chief Investment Officer

Leslie A. Grandis
Partner
McGuireWoods LLP

Stewart M. Kasen
President
Schwarzschild Jewelers

Anthony F. Markel
President and Chief Operating Officer

Gary L. Markel
President
Gary Markel & Associates, Inc.

Steven A. Markel
Vice Chairman

Darrell D. Martin
Executive Vice President and
Chief Financial Officer

Executive Officers
===============================================================================

Alan I. Kirshner
Chairman of the Board and Chief Executive Officer since 1986. He served as President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 66.

Anthony F. Markel
President and Chief Operating Officer since March of 1992. He served as Executive Vice President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 60.

Steven A. Markel
Vice Chairman since March of 1992. He served as Treasurer from 1986 to August of 1993 and Executive Vice President from 1986 to March of 1992 and has been a Director of the Company since 1978. Age 53.

Darrell D. Martin
Executive Vice President and Chief Financial Officer since March of 1992. He served as Chief Financial Officer from 1988 to March of 1992 and has been a Director of the Company since 1991. Age 53.

Jeremy D. Cooke
President, Markel International since November of 1999. He served as President, Investors Underwriting Managers, a subsidiary, from January of 1995 to November of 1999. Age 51.

Thomas S. Gayner
Chief Investment Officer since January of 2001. He served as Vice President Equity Investments from June of 1995 to January of 2001 and as President, Markel Gayner Asset Management, Inc., a subsidiary, since December of 1990. He has been Director of the Company since November 1998. Age 40.

Paul W. Springman
President, Markel North America since January of 2000. He served as
President and Chief Operating Officer, Shand Morahan & Co., Inc., a subsidiary, from May of 1995 to January of 2000 and as Executive Vice President and Chief Operating Officer, Shand Morahan & Co., Inc. from March of 1993 to May of 1995. Age 50.

88|