Form 10-Q
period 2002-03-31
MARKEL CORP
filed 2002-05-08
CIK 1096343

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

or

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

Yes [X] No [_]

Number of shares of the registrant's common stock outstanding at May 1, 2002:
9,826,332

                               Markel Corporation
                                    Form 10-Q

                                      Index

PART I. FINANCIAL INFORMATION                                                         Page Number
Item 1. Financial Statements

         Consolidated Balance Sheets --
         March 31, 2002 and December 31, 2001                                              3

         Consolidated Statements of Operations and Comprehensive Income --
         Three Months Ended March 31, 2002 and 2001                                        4

         Consolidated Statements of Changes in Shareholders' Equity --                     5
         Three Months Ended March 31, 2002 and 2001

         Consolidated Statements of Cash Flows --
         Three Months Ended March 31, 2002 and 2001                                        6

         Notes to Consolidated Financial Statements --
         March 31, 2002                                                                    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                        19


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                  20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       MARKEL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                                          March 31,   December 31,
                                                                                                               2002           2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $2,628,014 in 2002 and $2,620,418 in 2001)                               $ 2,657,158    $ 2,686,076
     Equity securities (cost of $348,720 in 2002 and $341,631 in 2001)                                      568,335        543,554
     Short-term investments (estimated fair value approximates cost)                                        149,404         64,791
----------------------------------------------------------------------------------------------------------------------------------
     Total Investments, Available-For-Sale                                                                3,374,897      3,294,421
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                                   202,343        296,781
Receivables                                                                                                 247,628        236,402
Accrued premium income                                                                                      174,579        135,674
Reinsurance recoverable on unpaid losses                                                                  1,438,689      1,397,202
Reinsurance recoverable on paid losses                                                                      194,198        171,810
Deferred policy acquisition costs                                                                           155,022        140,707
Prepaid reinsurance premiums                                                                                212,861        170,246
Intangible assets                                                                                           369,331        372,128
Other assets                                                                                                217,706        225,257
----------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                       $ 6,587,254    $ 6,440,628
==================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                              $ 3,773,017    $ 3,699,973
Unearned premiums                                                                                           893,172        806,922
Payables to insurance companies                                                                             195,393        169,570
Convertible notes payable (estimated fair value of $119,000 in 2002 and $117,000 in 2001)                   117,404        116,022
Long-term debt (estimated fair value of $225,000 in 2002 and $262,000 in 2001)                              227,990        264,998
Other liabilities                                                                                           140,599        148,035
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
     Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
     of Markel Corporation (estimated fair value of $117,000 in 2002 and $108,000 in 2001)                  150,000        150,000
----------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                                    5,497,575      5,355,520
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
     Common stock                                                                                           735,837        735,569
     Retained earnings                                                                                      193,287        176,252
     Accumulated other comprehensive income
         Net unrealized holding gains on fixed maturities and equity securities,
               net of taxes of $87,065 in 2002 and $93,653 in 2001                                          161,694        173,928
         Cumulative translation adjustments, net of tax benefit of $613 in 2002 and
               $345 in 2001                                                                                  (1,139)          (641)
----------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                                           1,089,679      1,085,108
----------------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholders' Equity                                                         $ 6,587,254    $ 6,440,628
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income

                                                                       Three Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                      2002              2001
-----------------------------------------------------------------------------------------------
                                                                      (dollars in thousands,
                                                                      except per share data)
OPERATING REVENUES
Earned premiums                                                    $  327,539        $  278,781
Net investment income                                                  41,464            43,556
Net realized gains from investment sales                                5,624            10,369
-----------------------------------------------------------------------------------------------
      Total Operating Revenues                                        374,627           332,706
-----------------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                                   234,456           199,045
Underwriting, acquisition and insurance expenses                      101,249            97,284
Amortization of intangible assets                                       2,797             7,692
-----------------------------------------------------------------------------------------------
      Total Operating Expenses                                        338,502           304,021
-----------------------------------------------------------------------------------------------
      Operating Income                                                 36,125            28,685
Interest expense                                                        9,081            15,146
-----------------------------------------------------------------------------------------------
      Income Before Income Taxes                                       27,044            13,539
Income tax expense                                                     10,007             5,307
-----------------------------------------------------------------------------------------------
      Net Income                                                   $   17,037        $    8,232
===============================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
      Net holding gains (losses) arising during the period         $   (8,579)       $   13,081
      Less reclassification adjustments for gains
          included in net income                                       (3,655)           (6,740)
-----------------------------------------------------------------------------------------------
      Net unrealized gains (losses)                                   (12,234)            6,341
Translation adjustments, net of taxes                                    (498)           (4,114)
-----------------------------------------------------------------------------------------------
      Total Other Comprehensive Income (Loss)                         (12,732)            2,227
-----------------------------------------------------------------------------------------------
      Comprehensive Income                                         $    4,305        $   10,459
===============================================================================================

NET INCOME PER SHARE
      Basic                                                        $     1.74        $     1.06
      Diluted                                                      $     1.73        $     1.04
===============================================================================================

See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                             ---------------------------
                                                                                                2002             2001
------------------------------------------------------------------------------------------------------------------------
                                                                                               (dollars in thousands)
Common Stock
Balance at beginning of period                                                               $   735,569      $  325,914
Issuance of common stock and other equity transactions                                               268         198,590
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                     $   735,837      $  524,504
------------------------------------------------------------------------------------------------------------------------


Retained Earnings
Balance at beginning of period                                                               $   176,252      $  302,000
Net income                                                                                        17,037           8,232
Repurchase of common stock                                                                            (2)             (2)
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                     $   193,287      $  310,230
------------------------------------------------------------------------------------------------------------------------


Accumulated Other Comprehensive Income
Unrealized gains
      Balance at beginning of period                                                         $   173,928      $  124,236
      Net unrealized holding gains (losses) arising during the period, net of taxes              (12,234)          6,341
------------------------------------------------------------------------------------------------------------------------
      Balance at end of period                                                                   161,694         130,577
Cumulative translation adjustments
      Balance at beginning of period                                                                (641)            222
      Translation adjustments, net of taxes                                                         (498)         (4,114)
-------------------------------------------------------------------------------------------------------------------------
      Balance at end of period                                                                    (1,139)         (3,892)
-------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                     $   160,555      $  126,685
------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity at End of Period                                                        $ 1,089,679      $  961,419
========================================================================================================================

See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                               ------------------------------
                                                                                                    2002            2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               (dollars in thousands)
OPERATING ACTIVITIES
Net Income                                                                                     $   17,037         $   8,232
Adjustments to reconcile net income to net cash provided (used) by operating activities            33,822           (10,813)
-----------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided (Used) By Operating Activities                                        50,859            (2,581)
-----------------------------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                                     417,568           223,755
Proceeds from maturities of fixed maturities                                                       23,428            52,913
Cost of fixed maturities and equity securities purchased                                         (460,001)         (296,227)
Net change in short-term investments                                                              (84,613)           13,414
Other                                                                                              (4,334)           (3,169)
-----------------------------------------------------------------------------------------------------------------------------
           Net Cash Used By Investing Activities                                                 (107,952)           (9,314)
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayments and repurchases of long-term debt                                                      (37,423)         (227,152)
Issuance of common stock                                                                               --           197,991
Other                                                                                                  78               597
-----------------------------------------------------------------------------------------------------------------------------
           Net Cash Used By Financing Activities                                                  (37,345)          (28,564)
-----------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                             (94,438)          (40,459)
Cash and cash equivalents at beginning of period                                                  296,781           250,320
-----------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                                     $  202,343         $ 209,861
=============================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- March 31, 2002

1. Principles of Consolidation

The consolidated balance sheet as of March 31, 2002, the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the three months ended March 31, 2002 and 2001, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2001, was derived from the Company's audited annual consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

Certain reclassifications of prior year's amounts have been made to conform with 2002 presentations.

2. Net Income per share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2002           2001
--------------------------------------------------------------------------------
Net income, as reported (basic and diluted)            $ 17,037       $   8,232
================================================================================

Average common shares outstanding                         9,814           7,765
Dilutive potential common shares                             38             164
--------------------------------------------------------------------------------
     Average diluted shares outstanding                   9,852           7,929
================================================================================

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                                    Three Months Ended March 31,
---------------------------------------------------------------------------------------------------------------
                                                               2002                           2001
---------------------------------------------------------------------------------------------------------------
                                                      Written          Earned         Written         Earned
Direct                                              $  456,941       $ 413,754       $ 390,391      $ 319,223
Assumed                                                 61,705          14,257          76,549         47,351
Ceded                                                 (144,530)       (100,472)       (124,029)       (87,793)
---------------------------------------------------------------------------------------------------------------
     Net premiums                                   $  374,116       $ 327,539      $  342,911      $ 278,781
===============================================================================================================

Incurred losses and loss adjustment expenses were net of reinsurance recoveries of $97.4 million and $135.8 million for the three months ended March 31, 2002 and 2001, respectively.

4. Company Obligated Mandatorily Redeemable Preferred Securities (8.71% Capital Securities)

On January 8, 1997, the Company arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of

4. Company Obligated Mandatorily Redeemable Preferred Securities (8.71% Capital Securities) (continued)

the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of the Company's 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company's obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities.

5. Convertible Notes Payable

During 2001 the Company issued $408.0 million face amount, $112.9 million net proceeds, of Liquid Yield Option Notes(TM) (LYONs). The LYONs are zero coupon senior notes convertible into the Company's common shares under certain conditions, with an initial conversion price of $243.53 per common share. The issue price of $283.19 per LYON represents a yield to maturity of 4.25%. The LYONs mature on June 5, 2031.

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

The Company will pay contingent cash interest to the holders of the LYONs during the six-month period commencing June 5, 2006 and during any six-month period thereafter if the average market price of a LYON for a specified period equals or exceeds 120% of the sum of the issue price, accrued original issue discount and contingent additional principal, if any, for the LYON.

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

Holders may require the Company to repurchase the LYONs on June 5/th/ of 2002, 2004, 2006, 2011, 2016, 2021 and 2026 at their accreted value on these dates. The Company may choose to pay the purchase price for such repurchases in cash or common shares of the Company. On May 2, 2002, the Company filed a certificate and form of notice with the trustee stating that the Company has elected to pay cash for LYONs, if any, put to the Company by holders on June 5, 2002. The Company may redeem the LYONs for cash on or after June 5, 2006 at their accreted value.

6.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax benefit on net holding losses arising during the period was $4.6 million for the quarter ended March 31, 2002 while the related tax expense on net holding gains on securities arising during the period was $7.0 million for the quarter ended March 31, 2001. The related tax expense on the reclassification adjustments for gains included in net income was $2.0 million and $3.7 million for the quarters ended March 31, 2002 and 2001, respectively. The related tax benefit on the currency translation adjustments was $0.3 million and $2.2 million for the quarters ended March 31, 2002 and 2001, respectively.

7.  Segment Reporting Disclosures

The Company operates in three distinct segments of the specialty insurance market: the Excess and Surplus Lines, Specialty Admitted and London Insurance Market segments. Markel North America includes the Excess and Surplus Lines and Specialty Admitted segments. All business conducted in the London Insurance Market is written by Markel International. Effective January 1, 2002, the Company realigned its Markel International underwriting operations along product lines and customers and combined the operations of four Lloyd's syndicates into one. As a result of these changes, the Company has the ability to compete in the London Insurance Market without distinction between its London insurance company and its Lloyd's syndicate. Prior year amounts have been made to conform with 2002 presentations.

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

a)  Following is a summary of segment disclosures (dollars in thousands):

                                                   Three Months Ended
                                                         March 31,
                                              -----------------------------
                                                  2002             2001
---------------------------------------------------------------------------
Segment Revenues
   Excess and Surplus Lines                     $ 157,128      $  109,795
   Specialty Admitted                              39,161          31,503
   London Insurance Market                        122,575         104,610
   Investing                                       47,088          53,925
   Other (Discontinued Lines)                       8,675          32,873
---------------------------------------------------------------------------
     Segment Revenues                           $ 374,627      $  332,706
---------------------------------------------------------------------------

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   2002             2001
---------------------------------------------------------------------------
Segment Profit (Loss)
   Excess and Surplus Lines                   $     7,298      $     6,147
   Specialty Admitted                                 351             (593)
   London Insurance Market                        (11,993)         (13,120)
   Investing                                       47,088           53,925
   Other (Discontinued Lines)                      (3,822)          (9,982)
---------------------------------------------------------------------------
      Segment Profit                          $    38,922      $    36,377
===========================================================================

Combined Ratio
   Excess and Surplus Lines                            95%              94%
   Specialty Admitted                                  99%             102%
   London Insurance Market                            110%             112%
   Other (Discontinued Lines)                         144%             130%
---------------------------------------------------------------------------
      Combined Ratio                                  102%             106%
===========================================================================

                                                           As of
                                              ----------------------------
                                                March 31,     December 31,
                                                  2002              2001
--------------------------------------------------------------------------
Segment Assets
   Investing                                  $ 3,577,240      $ 3,591,202
    Other                                       3,010,014        2,849,426
--------------------------------------------------------------------------
      Total Assets                            $ 6,587,254      $ 6,440,628
==========================================================================

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                                    Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                    2002           2001
-------------------------------------------------------------------------
Income before income taxes
   Segment profit                                 $ 38,922      $ 36,377
   Unallocated amounts
         Amortization expense                       (2,797)       (7,692)
         Interest expense                           (9,081)      (15,146)
-------------------------------------------------------------------------
      Income Before Income Taxes                  $ 27,044      $ 13,539
=========================================================================

8.  Derivative Financial Instruments

The Company held positions in foreign exchange forward contracts with an aggregate notional amount of $55.3 million at March 31, 2002 and December 31, 2001, to buy United Kingdom Sterling. Contracts unsettled at March 31, 2002 mature in June 2002. The fair value of the unsettled forward contracts and the gain (loss) on the settled and unsettled forward contracts were immaterial at and for the three month periods ended March 31, 2002 and 2001.

The contingent cash interest and contingent additional principal features of the LYON's are embedded derivatives required to be accounted for separately from the host contract. Accordingly the contingent cash interest and contingent additional principal are recorded at fair value. The combined fair value of the contingent cash interest and the contingent principal features at March 31, 2002 was a liability of $0.4 million compared to a liability of $1.4 million at December 31, 2001. The change in the fair value since December 31, 2001 was recognized as a reduction in interest expense during the first quarter of 2002.

The Company held $178.5 million and $192.9 million of corporate bonds with embedded put options as of March 31, 2002 and December 31, 2001, respectively. These embedded derivatives are clearly and closely related to the host contracts and therefore are not accounted for separately.

9. Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company completed the transitional goodwill impairment test required by Statement 142 in the first quarter of 2002 and determined that there was no indication of goodwill impairment.

a) Acquired Intangible Assets (dollars in thousands):

                                                                   As of March 31, 2002
                                                               -----------------------------
                                                         Gross         Accumulated           Net
                                                   Carrying Amount     Amortization    Carrying Amount
-------------------------------------------------------------------------------------------------------
Amortized Intangible Assets
Lloyd's capacity costs                               $   31,548        $  (19,534)     $    12,014
Policy renewal rights                                     2,847            (2,847)              --
-------------------------------------------------------------------------------------------------------
      Total Amortized Intangible Assets              $   34,395        $  (22,381)     $    12,014
=======================================================================================================

Unamortized Intangible Assets
Goodwill                                              $ 405,548        $  (48,231)      $  357,317

                                                                  As of December 31, 2001
                                                               -----------------------------
                                                         Gross         Accumulated           Net
                                                   Carrying Amount     Amortization    Carrying Amount
-------------------------------------------------------------------------------------------------------
Amortized Intangible Assets
Lloyd's capacity costs                               $   31,548         $ (16,905)      $   14,643
Policy renewal rights                                     2,847            (2,679)             168
-------------------------------------------------------------------------------------------------------
      Total Amortized Intangible Assets              $   34,395         $ (19,584)      $   14,811
=======================================================================================================

Unamortized Intangible Assets
Goodwill                                              $ 405,548         $ (48,231)       $ 357,317

The amortization expense for intangible assets for the quarters ended March 31, 2002 and March 31, 2001 was $2.8 million and $7.7 million, respectively.

Following is a schedule of estimated annual amortization expense for intangible assets (dollars in thousands):

Years Ending December 31,
------------------------------------------------------
2002                                          $ 10,684
2003                                             4,127
Thereafter                                          --

There were no changes in the carrying amounts of goodwill for the quarter ended March 31, 2002. The following table shows the carrying amounts of goodwill by reporting unit at March 31, 2002 (dollars in thousands):

                                  Excess and      London Insurance
                                  Surplus Lines         Market          Total
-------------------------------------------------------------------------------

Balance as of March 31, 2002          $ 81,770       $ 275,547        $ 357,317
===============================================================================

b)  Goodwill and Intangible Assets-Adoption of Statement 142

The following table compares net income and net income per share for 2001, as adjusted for the adoption of Statement 142 with the amounts for 2002 (in thousands, except for adjusted net income per share amounts):

                                                       Three Months Ended
                                                    -----------------------
                                                    March 31,    March 31,
                                                      2002         2001
---------------------------------------------------------------------------

Net Income                                          $ 17,037      $  8,232
Add: Goodwill amortization                                --         4,791
===========================================================================
      Adjusted net income                           $ 17,037      $ 13,023
===========================================================================

Adjusted net income per share:
      Basic                                         $   1.74      $   1.68
      Diluted                                       $   1.73      $   1.64
Average shares outstanding:
      Basic                                            9,814         7,765
      Diluted                                          9,852         7,929

10. Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court of the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. A similar lawsuit seeking approximately $8.5 million for breach of an alleged insurance policy was previously filed by PXRe Corporation. The Company believes it has numerous defenses to these claims, including the defense that the alleged reinsurance agreements and insurance policy were not valid. The Company intends to vigorously defend these matters; however, the outcome cannot be predicted at this time. The PXRe matter is currently scheduled for trial in early June 2002.

In late 2001, Reliance Insurance Company was placed in liquidation by the Pennsylvania Insurance Department.

Reliance Insurance Company and its affiliates owed the Company approximately $27 million in reinsurance recoverables for paid and unpaid losses at March 31, 2002 and December 31, 2001, respectively. In addition a portion of the Reliance recoverables are the subject of dispute. These balances were considered in the normal course of assessing the collectability of reinsurance recoverables and an allowance was established.

The Company has other contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company's financial condition or results of operations. However adverse outcomes are possible and could negatively impact the Company's financial conditions or results of operations.

11. Subsequent Event

On April 15, 2002, the Company filed a registration statement with the Securities and Exchange Commission commencing an exchange offering for approximately $171 million of outstanding notes issued by Markel International, a wholly-owned subsidiary. If successful, the offer will have no impact on outstanding indebtedness, as the notes are included in the Company's consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended March 31, 2002 compared to Three Months ended March 31, 2001

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

Markel International represents the Company's London Insurance Market segment. On January 1, 2002, Markel International realigned its underwriting operations along product lines and customers into six underwriting centers. Markel International also combined the operations of four Lloyd's syndicates into one, Markel Syndicate 3000. The six underwriting centers have the ability to write business on either Terra Nova Insurance Company Limited or on Markel Syndicate 3000. Prior year segment information has been made to conform with 2002 presentations. Markel International writes specialty property, casualty, marine and aviation insurance and reinsurance on a worldwide basis. The majority of Markel International's business comes from the United Kingdom and United States.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes.

Following is a comparison of gross premium volume and earned premiums by significant underwriting segment:

             Gross Premium Volume                                                  Earned Premiums
       -------------------------------                                       -----------------------------
         Three Months Ended March 31,                                        Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------
            2002              2001        (dollars in thousands)                  2002            2001
----------------------------------------------------------------------------------------------------------
           $ 280,942     $ 182,259         Excess and Surplus Lines             $ 157,128      $ 109,795
              46,522        33,614         Specialty Admitted                      39,161         31,503
             170,959       234,725         London Insurance Market                122,575        104,610
              20,223        16,342         Other (Discontinued Lines)               8,675         32,873
----------------------------------------------------------------------------------------------------------
           $ 518,646     $ 466,940         Total                                $ 327,539      $ 278,781
==========================================================================================================

First quarter 2002 gross premium volume rose 11% to $518.6 million from $466.9 million last year. Markel North America gross written premiums for the first quarter of 2002 increased 52% due to increased submission activity and price increases across all business units.

Excess and Surplus Lines gross premium volume increased 54% to $280.9 million in the first quarter of 2002 from $182.3 million a year ago. The growth was due to increased submission activity and price increases in most programs. The most significant areas of growth were in the Essex Excess and Surplus Lines and the Professional/Products Liability units. Gross premium volume for the Essex Excess and Surplus Lines unit increased 81% to $104.3 million in the first quarter of 2002 from $57.7 million last year primarily due to growth in the Essex special property and casualty programs. Professional/Products Liability gross premium volume grew 61% to $88.8 million in the first quarter of 2002 from $55.2 million for 2001 primarily due to growth in the medical malpractice and specified medical programs.

Specialty Admitted gross premium volume increased 38% to $46.5 million in the first quarter of 2002 from $33.6 million a year ago. The increase was primarily due to higher submissions and price increases across most programs.

In the first quarter of 2002, Markel International's gross premium volume declined 27% to $171.0 million from $234.7 million in 2001. Markel International's gross written premiums declined primarily due to stricter underwriting guidelines, reduced aggregate policy limits and the reunderwriting of some classes of business. Markel International's first quarter writings met the Company's expectations both in terms of volume and price increases achieved.

During the first quarter of 2002, A. M. Best (Best) and Standard & Poor's (S&P) downgraded the financial strength ratings (FSR) of Terra Nova Insurance Company Limited (Terra Nova), a wholly-owned subsidiary participating in the London Insurance Market. Best downgraded Terra Nova's FSR to "B++" (very good) from "A-" (excellent) while S&P reduced its FSR for Terra Nova to "BBB-" (good). Both actions were the result of Terra Nova's underwriting losses. The downgrades are expected to have a negative impact on Terra Nova's ability to retain business. The Company will attempt to retain business by moving premium writings to Markel Syndicate 3000.

Discontinued Lines' gross written premiums which consisted primarily of Corifrance's writings in both periods increased to $20.2 million in the first quarter of 2002 from $16.3 million in 2001 due to favorable reinsurance market conditions.

Beginning in late 1999, signs of market hardening, that is stricter coverage terms and higher prices, began to emerge in the United States. Markel North America's submissions and premium writings have increased substantially during 2001 and 2002. In many product lines, prices are increasing for the first time in many years. The Company is currently obtaining significant rate increases across most programs. During 2001 premium rates also began to increase in the London Insurance Market. The Company anticipates that the North American and London insurance markets will continue to provide a favorable environment for its operations.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume decreased to 72% in the first quarter of 2002 compared to 73% in the prior year. The decrease was primarily due to increased reinsurance costs in Markel International's Marine & Energy programs. Upon renewal in early January 2002, the cost of Markel International's Marine & Energy reinsurance program increased significantly and the Company determined that unearned premiums at December 31, 2001 were not adequate to cover future losses, increased reinsurance costs and related deferred acquisition costs. As a result the Company wrote off $20 million of deferred policy acquisition costs in the fourth quarter of 2001. These reinsurance premiums reduced net written premiums in the first quarter of 2002. Before considering the impact of the Marine & Energy reinsurance programs, the Company's net retention in 2002 was 76% compared to 73% in the first quarter of 2001. This increase was due to higher net retentions at Markel International in 2002.

Total operating revenues rose to $374.6 million from $332.7 million in the prior year. The increase was primarily due to higher earned premium resulting from higher gross premium volume partially offset by lower net investment income due to lower investment yields and lower realized gains.

Earned premiums for the first quarter of 2002 increased 17% to $327.5 million from $278.8 million last year. Markel North America earned premiums increased 39% to $196.3 million in first quarter 2002 from $141.3 million in 2001 as a result of increased gross written premium primarily in the Excess and Surplus Lines segment. Markel International earned premiums increased 17% to $122.6 million for first quarter 2002 from $104.6 million in 2001. The increase in Markel North America's and Markel International's earned premiums was partially offset by lower earned premiums from Discontinued Lines.

Net investment income for the first quarter of 2002 was $41.5 million compared to $43.6 million in 2001. The decrease was due to lower investment yields partially offset by continued growth in the investment portfolio due to positive cash flows from operations. For the quarter ended March 31, 2002, net realized investment gains were $5.6 million compared to realized gains of $10.4 million in 2001. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total operating expenses for the first quarter of 2002 were $338.5 million compared to $304.0 million in 2001. The increase was primarily due to higher loss and loss adjustment expenses as a result of higher volume.

Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                         2002           2001
-----------------------------------------------------------------------------
Gross premium volume                                  $ 518,646    $ 466,940
Net premiums written                                  $ 374,116    $ 342,911
Net retention                                                72%          73%
Earned premiums                                       $ 327,539    $ 278,781
Losses and loss adjustment expenses                   $ 234,456    $ 199,045
Underwriting, acquisition and insurance expenses      $ 101,249    $  97,284
Underwriting loss                                        (8,166)   $ (17,548)

U.S. GAAP ratios
Loss ratio                                                   71%          71%
Expense ratio                                                31%          35%
-----------------------------------------------------------------------------
Combined ratio                                              102%         106%
=============================================================================

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a combined ratio of 102% in 2002 compared to a combined ratio of 106% in the first quarter of 2001. The improvement in the Company's underwriting results was due to continued strong performance by Markel North America, improved operating results at Markel International and the run off of discontinued lines.

Markel North America continued to produce solid underwriting profits in the first quarter of 2002. The combined ratio for Markel North America was 96% for first quarter 2002 and 2001. In 2002 Markel North America benefited from an improved expense ratio due to higher volume, partially offset by modest adverse loss reserve development in the Excess and Surplus Lines segment.

The combined ratio for the Excess and Surplus Lines segment increased to 95% in the first quarter of 2002 from 94% in 2001. The increase in the 2002 combined ratio was due to modest development in prior year losses in the Essex Excess and Surplus Lines and Professional/Products Liability units partially offset by an improved expense ratio as a result of higher volume. The combined ratio for the Specialty Admitted segment decreased to 99% in the first quarter of 2002 from 102% in 2001. The decrease was the result of favorable development in prior years' loss reserves.

The combined ratio for Markel International decreased to 110% in the first quarter of 2002 from 112% in the first quarter of 2001. Markel International's first quarter 2002 combined ratio was in line with the Company's expectations and improved compared to 112% (before the effect of reserve strengthening) in the fourth quarter of 2001. Markel International benefited from an improved expense ratio due to lower commission rates and lower overhead costs. The Company is intent on strengthening Markel International's operating performance and balance sheet through a focus on expense control and underwriting discipline which includes improved risk selection, pricing and the appropriate use of reinsurance.

The underwriting loss from Discontinued Lines decreased to $3.8 million in the first quarter of 2002 compared to $10.0 million in 2001. The Company did not experience any significant unfavorable loss development in Discontinued Lines in the first quarter of 2002. As Markel International's discontinued programs run off, the negative impact of Discontinued Lines should continue to decrease.

While all of the Company's insurance operations are achieving significant rate increases, first quarter 2002 results contain minimal benefit from these increases as the Company consistently attempts to establish reserves that are more likely redundant than deficient.

Amortization of intangible assets was $2.8 million in the first quarter of 2002 compared to $7.7 million last year. The Company adopted Financial Accounting Standards Board Statement of Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. The decrease in amortization in 2002 is due to the fact that goodwill is no longer amortized after the adoption of Statement 142. Instead, Statement 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. The Company completed the transitional goodwill impairment test required by Statement 142 in the first quarter of 2002 and determined that there was no indication of goodwill impairment.

Interest expense was $9.1 million in the first quarter of 2002 compared to $15.1 million in 2001. The decrease was primarily due to a reduction in the Company's outstanding debt over the past year. The Company's ratio of earnings to fixed charges was 3.7 for the first quarter of 2002 compared to 1.8 for 2001. The ratio of earnings to fixed charges is computed by dividing pre-tax income from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense believed to be representative of interest.

The Company's effective tax rate was 37% for the first quarter of 2002 compared to 39% in 2001. The decrease was primarily due to the reduction in nondeductible goodwill amortization as a result of the Company's adoption of Statement 142.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of net realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets and any nonrecurring items (earnings for core operations). Although earnings from core operations does not replace operating income or net income computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management focuses on this performance measure because it reduces the variability in results associated with net realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the first quarter of 2002, income from core underwriting and investing operations increased to $15.2 million, or $1.54 per diluted share, from $8.2 million, or $1.03 per diluted share, in 2001. The increase was due to continued strong performance at Markel North America and improved operating results at Markel International.

Comprehensive income was $0.44 per diluted share in the first quarter of 2002 compared to comprehensive income of $1.32 per diluted share in 2001. The decrease in the first quarter of 2002 was primarily due to higher unrealized losses on the Company's investment portfolio and unfavorable currency translation adjustments partially offset by the increased net income compared to the first quarter of 2001.

Financial Condition as of March 31, 2002

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

The Company's invested assets and cash and cash equivalents were $3.6 billion at March 31, 2002 and December 31, 2001.

For the three month period ended March 31, 2002, the Company reported net cash provided by operating activities of $50.9 million compared to net cash used by operating activities of $2.6 million for the same period in 2001. The improvement in the first quarter of 2002 was primarily due to increased cash flow at Markel North America due to growth in gross premium volume and continued profitability. As discontinued programs run off at Markel International and at Gryphon, the Company anticipates that operating cash flows will continue to improve.

For the three month period ended March 31, 2002, the Company reported net cash used by investing activities of $108.0 million compared to $9.3 million in 2001. The increased use of cash for investing activities during the first quarter of 2002 was primarily due to the investment of operating cash flows and due to the increased holdings of short-term investments.

For the three month period ended March 31, 2002, the Company reported net cash used by financing activities of $37.3 million compared to net cash used by financing activities of $28.6 million in 2001. The net cash used by financing activities during the first quarter of 2002 was primarily due to the repayment of amounts outstanding under the Company's revolving credit facility. As of March 31, 2002, there were no amounts outstanding under the revolving credit facility. During the first quarter of 2001, the Company issued 1,288,940 shares of common stock and used net proceeds of approximately $198 million from the offering along with other cash from operations to repay and retire outstanding debt of approximately $227 million.

Holders of the Company's convertible notes payable (LYONs) may require the Company to repurchase the LYONs on June 5, 2002. On May 2, 2002, the Company filed a certificate and form of notice with the trustee stating that the Company has elected to pay cash for LYONs, if any, put to the Company by holders on June 5, 2002. Management believes the Company will have sufficient liquidity to repurchase the LYONs at June 5, 2002 if the put option is exercised by the LYON holders.

The Company's debt to total capital ratio was 22% at March 31, 2002 compared to 24% at December 31, 2001. In calculating its debt to total capital ratio, the Company considers its 8.71% Capital Securities as 100% equity due to the equity-like features of these instruments. The Company has the option to defer interest payments for up to five years, and the 8.71% Capital Securities have a 49-year term. If the 8.71% Capital Securities were considered 100% debt, the Company's debt to total capital ratio would have been 31% at March 31, 2002 compared to 33% at December 31, 2001.

Shareholders' equity at March 31, 2002 was $1,089.7 million compared to $1,085.1 million at December 31, 2001. Book value per common share was $110.93 at March 31, 2002, compared to $110.50 at December 31, 2001.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries. For a complete discussion of the Company's accounting policies, see the Company's 2001 Form 10-K.

Critical accounting policies are defined as those that are both important to the portrayal of the Company's financial condition and results of operations and require management to exercise significant judgments.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically reviews its estimates and assumptions including the adequacy of reserves for unpaid losses and loss adjustment expenses, reinsurance allowance for doubtful accounts and litigation liabilities, as well as the recoverability of deferred tax assets, deferred policy acquisition costs and intangible assets. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

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

The Company's market risks at March 31, 2002 have not materially changed from those identified at December 31, 2001.

Safe Harbor Statement

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. Among other things, the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies. The occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry. The Company's anticipated premium growth is based on current knowledge and assumes no man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions. Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves. The Company continues to closely monitor Discontinued Lines and reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges. Regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. Economic conditions, interest and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities. The Company's premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors. Additional factors, which could affect the Company, are discussed in the Company's reports on Forms 8-K, 10-Q and 10-K. By making these forward looking statements, the Company is not intending to become obligated to publicly update or revise any forward looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward looking statements, which speak only as at their dates.

PART II.  OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on From 8-K were filed during the quarter ended March 31, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, 8th day of May, 2002.

                                           Markel Corporation


                                           By /s/ Alan I. Kirshner
                                           ---------------------------------

                                           Alan I. Kirshner
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                           By /s/ Anthony F. Markel
                                           ---------------------------------

                                           Anthony F. Markel
                                           President
                                           (Principal Operating Officer)


                                           By /s/ Steven A. Markel
                                           ---------------------------------

                                           Steven A. Markel
                                           Vice Chairman


                                           By /s/ Darrell D. Martin
                                           ---------------------------------

                                           Darrell D. Martin
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                  Exhibit Index

Number         Description

  3(i)         Amended and Restated Articles of Incorporation, as amended (3.1)a
  3(ii)        Bylaws, as amended (3.2)b
  4            The registrant hereby agrees to furnish to the Securities and
               Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance
               Sheet of the registrant at March 31, 2002 and the respective
               Notes thereto, included in the Quarterly Report on Form 10-Q.
 12            Markel Corporation Ratio of Earnings to Fixed Charges


a. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2000.

b. Incorporated by reference from Exhibit 4.2 to S-4 Registration Statement No. 333-88609, dated October 7, 1999.