Form 10-Q
period 2002-06-30
MARKEL CORP
filed 2002-08-07
CIK 1096343

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-15811

MARKEL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148
(Address of principal executive offices)
(Zip code)

(804) 747-0136
(Registrant’s telephone number, including area code)

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

Yes ☒    No ☐

Number of shares of the registrant’s common stock outstanding at August 2, 2002: 9,830,973

Markel Corporation
Form 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $2,597,092 in 2002 and $2,620,418 in 2001)	$2,679,849	$2,686,076
Equity securities (cost of $359,213 in 2002 and $341,631 in 2001)	541,574	543,554
Short-term investments (estimated fair value approximates cost)	119,643	64,791

Total Investments, Available-For-Sale	3,341,066	3,294,421

Cash and cash equivalents	424,965	296,781
Receivables	226,395	236,402
Accrued premium income	192,897	135,674
Reinsurance recoverable on unpaid losses	1,456,423	1,397,202
Reinsurance recoverable on paid losses	168,103	171,810
Deferred policy acquisition costs	165,315	140,707
Prepaid reinsurance premiums	221,466	170,246
Intangible assets	366,702	372,128
Other assets	220,504	225,257

Total Assets	$6,783,836	$6,440,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$3,872,587	$3,699,973
Unearned premiums	969,609	806,922
Payables to insurance companies	142,274	169,570
Convertible notes payable (estimated fair value of $85,000 in 2002 and $117,000 in 2001)	83,919	116,022
Long-term debt (estimated fair value of $305,000 in 2002 and $262,000 in 2001)	298,576	264,998
Other liabilities	139,292	148,035
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of Markel Corporation (estimated fair value of $122,000 in 2002 and $108,000 in 2001)	150,000	150,000

Total Liabilities	5,656,257	5,355,520

Shareholders’ equity
Common stock	736,088	735,569
Retained earnings	216,520	176,252
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of tax expense of $92,791 in 2002 and $93,653 in 2001	172,327	173,928
Cumulative translation adjustments, net of tax expense of $1,424 in 2002 and tax benefit of $345 in 2001	2,644	(641)

Total Shareholders’ Equity	1,127,579	1,085,108

Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$6,783,836	$6,440,628

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$346,276	$260,553	$673,815	$539,334
Net investment income	42,576	42,138	84,040	85,694
Net realized gains (losses) from investment sales	11,471	(2,599)	17,095	7,770

Total Operating Revenues	400,323	300,092	774,950	632,798

OPERATING EXPENSES
Losses and loss adjustment expenses	239,268	183,486	473,724	382,531
Underwriting, acquisition and insurance expenses	111,669	96,496	212,918	193,780
Amortization of intangible assets	2,629	7,692	5,426	15,384

Total Operating Expenses	353,566	287,674	692,068	591,695

Operating Income	46,757	12,418	82,882	41,103
Interest expense	10,872	10,883	19,953	26,029

Income Before Income Taxes	35,885	1,535	62,929	15,074
Income tax expense	12,648	723	22,655	6,030

Net Income	$23,237	$812	$40,274	$9,044

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of taxes
Net holding gains arising during the period	$18,090	$16,383	$9,511	$29,464
Less reclassification adjustments for gains (losses) included in net income	(7,457)	1,689	(11,112)	(5,051)

Net unrealized gains (losses)	10,633	18,072	(1,601)	24,413
Translation adjustments, net of taxes	3,783	4,398	3,285	284

Total Other Comprehensive Income	14,416	22,470	1,684	24,697

Comprehensive Income	$37,653	$23,282	$41,958	$33,741

NET INCOME PER SHARE
Basic	$2.37	$0.09	$4.10	$1.10
Diluted	$2.36	$0.09	$4.09	$1.10

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Six Months Ended June 30,
	2002	2001
	(dollars in thousands)
Common Stock
Balance at beginning of period	$735,569	$325,914
Issuance of common stock and other equity transactions	519	198,998

Balance at end of period	$736,088	$524,912

Retained Earnings
Balance at beginning of period	$176,252	$302,000
Net income	40,274	9,044
Repurchase of common stock	(6)	(17)

Balance at end of period	$216,520	$311,027

Accumulated Other Comprehensive Income
Unrealized gains
Balance at beginning of period	$173,928	$124,236
Net unrealized holding gains (losses) arising during the period, net of taxes	(1,601)	24,413

Balance at end of period	172,327	148,649
Cumulative translation adjustments
Balance at beginning of period	(641)	222
Translation adjustments, net of taxes	3,285	284

Balance at end of period	2,644	506

Balance at end of period	$174,971	$149,155

Shareholders’ Equity at End of Period	$1,127,579	$985,094

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	Six Months Ended June 30,
	2002	2001
	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$40,274	$9,044
Adjustments to reconcile net income to net cash provided by operating activities	109,689	12,596

Net Cash Provided By Operating Activities	149,963	21,640

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	974,080	477,790
Proceeds from maturities of fixed maturities	56,189	70,758
Cost of fixed maturities and equity securities purchased	(988,516)	(630,703)
Net change in short-term investments	(54,852)	25,801
Other	(5,985)	(5,592)

Net Cash Used By Investing Activities	(19,084)	(61,946)

FINANCING ACTIVITIES
Additions to long-term debt and convertible notes payable	165,000	147,943
Repayments and repurchases of long-term debt and convertible notes payable	(167,833)	(332,239)
Issuance of common stock	—	197,991
Other	138	990

Net Cash Provided (Used) By Financing Activities	(2,695)	14,685

Increase (decrease) in cash and cash equivalents	128,184	(25,621)
Cash and cash equivalents at beginning of period	296,781	250,320

Cash And Cash Equivalents At End Of Period	$424,965	$224,699

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—June 30, 2002

1.    Principles of Consolidation

The consolidated balance sheet as of June 30, 2002, the related consolidated statements of operations and comprehensive income for the quarters and six months ended June 30, 2002 and 2001, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2001, was derived from the Company’s audited annual consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2001 annual report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain reclassifications of prior year’s amounts have been made to conform with 2002 presentations.

2.    Net Income per share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income, as reported (basic and diluted)	$23,237	$812	$40,274	$9,044

Average common shares outstanding	9,825	8,603	9,819	8,187
Dilutive potential common shares	29	53	30	56

Average diluted shares outstanding	9,854	8,656	9,849	8,243

3.    Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

	Quarter Ended June 30,
	2002		2001
	Written	Earned	Written	Earned
Direct	$500,190	$436,783	$343,324	$324,327
Assumed	23,525	22,521	24,022	28,345
Ceded	(120,543)	(113,028)	(88,453)	(92,119)

Net premiums	$403,172	$346,276	$278,893	$260,553

3.    Reinsurance (continued)

	Six Months Ended June 30,
	2002		2001
	Written	Earned	Written	Earned
Direct	$957,131	$850,537	$733,715	$643,550
Assumed	85,230	36,778	100,571	75,696
Ceded	(265,073)	(213,500)	(212,483)	(179,912)

Net premiums	$777,288	$673,815	$621,803	$539,334

Incurred losses and loss adjustment expenses are net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $61.5 million and $176.8 million, respectively, for the quarters ended June 30, 2002 and 2001 and $158.9 million and $312.6 million, respectively, for the six months ended June 30, 2002 and 2001. The decrease in ceded incurred losses and loss adjustment expenses for both periods of 2002 was primarily due to Markel International’s lower policy limits, reduction in the use of reinsurance and fewer losses affecting the reinsurance protections purchased in 2002 compared to 2001.

4.    Company Obligated Mandatorily Redeemable Preferred Securities (8.71% Capital Securities)

On January 8, 1997, the Company arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of the Company’s 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company’s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities.

5.    Convertible Notes Payable

During 2001 the Company issued $408.0 million principal amount at maturity, $112.9 million net proceeds, of Liquid Yield Option Notes™ (LYONs). The LYONs are zero coupon senior notes convertible into the Company’s common shares under certain conditions, with an initial conversion price of $243.53 per common share. The issue price of $283.19 per LYON represented a yield to maturity of 4.25%. The LYONs mature on June 5, 2031.

On June 5, 2004, if the price of the Company’s common stock is at or below specified thresholds based on a measurement period prior to that date, contingent additional principal will accrue on the LYONs at a rate of either 0.50% or 1.00% per year for a period of two years, depending on the price of the Company’s common shares. No contingent additional principal will accrue after June 5, 2006.

The Company will pay contingent cash interest to the holders of the LYONs during the six-month period commencing June 5, 2006 and during any six-month period thereafter if the average market price of a LYON for a specified period equals or exceeds 120% of the sum of the issue price, accrued original issue discount and

5.    Convertible Notes Payable (continued)

contingent additional principal, if any, for the LYON.

Each LYON will be convertible into 1.1629 shares of common stock upon the occurrence of any of the following events: if the closing price of the Company’s common shares on the New York Stock Exchange exceeds specified levels, if the credit rating of the LYONs is reduced below specified levels, if the Company calls the LYONs for redemption, or if the Company is party to certain mergers or consolidations.

LYONs holders have the right to require the Company to repurchase the LYONs on June 5th of 2004, 2006, 2011, 2016, 2021 and 2026 at their accreted value on these dates. The Company may choose to pay the purchase price for such repurchases in cash or common shares of the Company. The Company may redeem the LYONs for cash on or after June 5, 2006 at their accreted value.

On June 5, 2002, certain holders exercised the first put option by requiring the Company to repurchase approximately $119.9 million principal amount at maturity of the LYONs, at their accreted value of $295.35 per LYON. The Company paid approximately $35.4 million in cash to the holders. In connection with the repurchase of the LYONs in the second quarter of 2002, the Company charged $0.7 million of issuance costs to earnings as an increase to interest expense.

6.    Other Comprehensive Income

Other comprehensive income is composed of net holding gains on securities arising during the period less reclassification adjustments for gains (losses) included in net income. Other comprehensive income also includes foreign currency translation adjustments. The related tax expense on net holding gains on securities arising during the period was $9.7 million and $5.1 million, respectively, for the quarter and six months ended June 30, 2002 and $8.8 million and $15.9 million, respectively, for the same periods in 2001. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income was $4.0 million and $6.0 million, respectively, for the quarter and six months ended June 30, 2002 and $(0.9) million and $2.7 million, respectively, for the same periods in 2001. The related tax expense on the foreign currency translation adjustments was $2.0 million and $1.8 million, respectively, for the quarter and six months ended June 30, 2002 and $2.4 million and $0.2 million, respectively, for the same periods in 2001.

7.    Segment Reporting Disclosures

The Company operates in three distinct segments of the specialty insurance market: the Excess and Surplus Lines, Specialty Admitted and London Insurance Market segments. Markel North America includes the Excess and Surplus Lines and Specialty Admitted segments. All business conducted in the London Insurance Market is written by Markel International. Effective January 1, 2002, the Company realigned its Markel International underwriting operations along product lines and customers and combined the operations of four Lloyd’s syndicates into one. As a result of these changes, the Company has the ability to compete in the London Insurance Market without distinction between its London insurance company and its Lloyd’s syndicate. Prior year amounts have been made to conform with 2002 presentations.

All investing activities are included in the Investing operating segment. Discontinued programs and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for purposes of segment reporting.

7.    Segment Reporting Disclosures (continued)

The Company considers many factors, including the nature of the underwriting units’ insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

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

a)  Following is a summary of segment disclosures (dollars in thousands):

Segment Revenues

Quarter Ended June 30,			Six Months Ended June 30,
2002	2001		2002	2001
$176,659	$118,174	Excess and Surplus Lines	$333,787	$227,969
43,606	32,743	Specialty Admitted	82,767	64,246
119,586	93,791	London Insurance Market	242,161	198,401
54,047	39,539	Investing	101,135	93,464
6,425	15,845	Other (Discontinued Lines)	15,100	48,718

$400,323	$300,092	Total	$774,950	$632,798

Segment Profit (Loss)
Quarter Ended June 30,			Six Months Ended June 30,
2002	2001		2002	2001
$11,922	$2,285	Excess and Surplus Lines	$19,220	$8,432
(2,142)	195	Specialty Admitted	(1,791)	(397)
(8,899)	(13,850)	London Insurance Market	(20,892)	(26,970)
54,047	39,539	Investing	101,135	93,464
(5,542)	(8,059)	Other (Discontinued Lines)	(9,364)	(18,042)

$49,386	$20,110	Total	$88,308	$56,487

Combined Ratios
Quarter Ended June 30,			Six Months Ended June 30,
2002	2001		2002	2001
93%	98%	Excess and Surplus Lines	94%	96%
105%	99%	Specialty Admitted	102%	101%
107%	115%	London Insurance Market	109%	114%
186%	151%	Other (Discontinued Lines)	162%	137%
101%	107%	Consolidated	102%	107%

7.    Segment Reporting Disclosures (continued)

	As of
	June 30, 2002	December 31, 2001
Segment Assets
Investing	$3,766,031	$3,591,202
Other	3,017,805	2,849,426

Total Assets	$6,783,836	$6,440,628

b)	The following summary reconciles significant segment items to the Company’s consolidated financial statements (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income before income taxes
Segment profit	$49,386	$20,110	$88,308	$56,487
Unallocated amounts
Amortization expense	(2,629)	(7,692)	(5,426)	(15,384)
Interest expense	(10,872)	(10,883)	(19,953)	(26,029)

Income Before Income Taxes	$35,885	$1,535	$62,929	$15,074

8.    Derivative Financial Instruments

The Company held positions in foreign exchange forward contracts with an aggregate notional amount of $55.3 million at December 31, 2001, to buy United Kingdom Sterling. These contracts matured in June 2002. The gain on the forward contracts was immaterial for the second quarter and six month period ended June 30, 2002.

The contingent cash interest and contingent additional principal features of the LYONs are embedded derivatives required to be accounted for separately from the host contract. Accordingly the contingent cash interest and contingent additional principal are recorded at fair value. The fair value recorded at June 30, 2002 was a liability of $0.4 million compared to a liability of $1.4 million at December 31, 2001. The change in the fair value since December 31, 2001 was recognized as a reduction in interest expense.

The Company held $137.9 million and $192.9 million, respectively, of corporate bonds with embedded put options as of June 30, 2002 and December 31, 2001. These embedded derivatives are clearly and closely related to the host contracts and therefore are not accounted for separately.

9.    Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement No. 142 also requires that intangible assets with estimable

9.    Goodwill and Other Intangible Assets (continued)

useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company completed the transitional goodwill impairment test required by Statement No. 142 in the first quarter of 2002 and determined that there was no indication of goodwill impairment.

a)  Acquired Intangible Assets (dollars in thousands):

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Lloyd’s capacity costs	$31,548	$(22,163)	$9,385
Policy renewal rights	2,847	(2,847)	—

Total Amortized Intangible Assets	$34,395	$(25,010)	$9,385

Unamortized Intangible Assets
Goodwill	$405,548	$(48,231)	$357,317

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Lloyd’s capacity costs	$31,548	$(16,905)	$14,643
Policy renewal rights	2,847	(2,679)	168

Total Amortized Intangible Assets	$34,395	$(19,584)	$14,811

Unamortized Intangible Assets
Goodwill	$405,548	$(48,231)	$357,317

The amortization expense for intangible assets was $2.6 million and $5.4 million, respectively, for the second quarter and six months ended June 30, 2002 and $7.7 million and $15.4 million, respectively, for the same periods in 2001.

Following is a schedule of estimated annual amortization expense for intangibles (dollars in thousands):

Years Ending December 31,
2002	$10,684
2003	4,127
Thereafter	—

9.    Goodwill and Other Intangible Assets (continued)

There were no changes in the carrying amounts of goodwill for the second quarter and six month period ended June 30, 2002. The following table shows the carrying amounts of goodwill by reporting unit at June 30, 2002 (dollars in thousands):

	Excess and Surplus Lines	London Insurance Market	Total
Balance as of June 30, 2002	$81,770	$275,547	$357,317

b)  Goodwill and Intangible Assets-Adoption of Statement No. 142

The following table compares net income and net income per share for 2001, as adjusted for the adoption of Statement No. 142, with the amounts for 2002 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Income	$23,237	$812	$40,274	$9,044
Add: Goodwill amortization	—	4,791	—	9,582

Adjusted net income	$23,237	$5,603	$40,274	$18,626

Adjusted net income per share:
Basic	$2.37	$0.65	$4.10	$2.28
Diluted	$2.36	$0.65	$4.09	$2.26
Average shares outstanding:
Basic	9,825	8,603	9,819	8,187
Diluted	9,854	8,656	9,849	8,243

10.    Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court of the Southern District of New York against Terra Nova Insurance Company Limited (Terra Nova) by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. This matter is still in the discovery phase and is not expected to be ready for trial before 2003. The Company believes it has numerous defenses to these claims, including the defense that the alleged reinsurance agreements were not valid. The Company intends to vigorously defend this matter; however, the outcome cannot be predicted at this time.

During 2000 PXRe Corporation filed a lawsuit against Terra Nova in the United States District Court for New Jersey seeking approximately $8.3 million for breach of an alleged insurance policy. This matter was tried before a jury in June 2002 resulting in a verdict against Terra Nova for $8.3 million plus interest. The Company intends to appeal the judgment. However an estimate of this potential liability has been accrued at June 30, 2002.

10.    Contingencies (continued)

In late 2001 Reliance Insurance Company was placed in liquidation by the Pennsylvania Insurance Department. Reliance Insurance Company and its affiliates owed the Company approximately $30 million and $27 million, respectively, in reinsurance recoverables for paid and unpaid losses at June 30, 2002 and December 31, 2001. In addition a significant portion of the Reliance recoverables is the subject of dispute. The dispute, along with similar disputes involving other reinsurers and cross-claims against the broker involved in the transaction is scheduled for trial in the Commercial Court in London, England in October 2002. These matters were considered in the course of assessing the collectability of reinsurance recoverables and the adequacy of allowance for uncollectible reinsurance. As with all estimates, management believes the current allowance is adequate but adverse outcomes are possible.

The Company has other contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However adverse outcomes are possible and could negatively impact the Company’s financial conditions or results of operations.

11.    Exchange Offer

In May 2002 the Company completed an exchange offer and consent solicitation for the 7.0% and 7.2% senior notes of Markel International Limited, a wholly-owned subsidiary. As a result of the exchange offer and consent solicitation, approximately $171 million of the outstanding notes were exchanged for newly issued 7.0% and 7.2% senior notes of the Company. The offering had no impact on the amount of the Company’s outstanding indebtedness, as the notes were included in the Company’s consolidated liabilities and the terms of the old Markel International notes and the new Markel Corporation notes were substantially the same.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter and Six Months ended June 30, 2002 compared to Quarter and Six Months ended June 30, 2001

The Company markets and underwrites specialty insurance products and programs to a variety of niche markets. In each of these markets, the Company seeks to be a market leader. The financial goals of the Company are to earn consistent underwriting profits and superior investment returns to build shareholder value.

On March 24, 2000, the Company completed its acquisition of Terra Nova (Bermuda) Holdings Ltd. As a result the Company realigned its operations with Terra Nova (Bermuda) Holdings Ltd. becoming the Company’s international division, Markel International, and the Company’s existing domestic operations becoming Markel North America.

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

Markel International represents the Company’s London Insurance Market segment. On January 1, 2002, Markel International realigned its underwriting operations along product lines and customers into six underwriting centers. Markel International also combined the operations of four Lloyd’s syndicates into one, Markel Syndicate 3000. The six underwriting centers have the ability to write business in either Terra Nova Insurance Company Limited or Markel Syndicate 3000. Prior year segment information has been made to conform with 2002 presentations. Markel International writes specialty property, casualty, marine and aviation insurance and reinsurance on a worldwide basis. The majority of Markel International’s business comes from the United Kingdom and the United States.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes.

Following is a comparison of gross premium volume by significant underwriting segment:

Gross Premium Volume
(dollars in thousands)

Quarter Ended June 30,			Six Months Ended June 30,
2002	2001		2002	2001
$304,303	$194,155	Excess and Surplus Lines	$585,245	$376,414
62,086	41,324	Specialty Admitted	108,608	74,938
156,026	131,619	London Insurance Market	326,985	366,344
1,300	248	Other (Discontinued Lines)	21,523	16,590

$523,715	$367,346	Total	$1,042,361	$834,286

Second quarter gross premium volume rose 43% to $523.7 million from $367.3 million for the same period in 2001. For the six month period, gross premium volume grew 25% to $1.0 billion from $834.3 million in the prior year. Markel North America gross written premiums for the second quarter and six month period increased 56% and 54%, respectively, due to increased submission activity and price increases across all business units.

Excess and Surplus Lines gross premium volume increased 57% to $304.3 million in the second quarter of 2002 from $194.2 million a year ago. For the six month period, gross premium volume increased 55% to $585.2 million in 2002 from $376.4 million in 2001. The growth in both periods was due to increased submission activity and price increases in most programs. The most significant areas of growth in both periods were in the Essex Excess and Surplus Lines and the Professional/Products Liability units. Gross premium volume for the Essex Excess and Surplus Lines unit increased 74% to $112.0 million in the second quarter of 2002 from $64.5 million last year. For the six month period, premium volume for the Essex Excess and Surplus Lines unit increased 77% to $216.4 million in 2002 from $122.3 million in the prior year. The increase in both periods was primarily due to growth in the Essex special property and casualty programs. Professional/Products Liability gross premium volume grew 48% to $87.1 million in the second quarter of 2002 from $58.9 million for 2001. For the six month period, premium volume for the Professional/Products Liability unit increased 54% to $176.0 million in 2002 from $114.1 million in the prior year. The increase in gross premium volume in both periods was primarily due to growth in the medical malpractice and specified medical programs.

Specialty Admitted Lines gross premium volume in the second quarter of 2002 increased 50% to $62.1 million compared to $41.3 million in 2001. For the six month period of 2002, gross premium volume increased 45% to $108.6 million in 2002 from $74.9 million in the prior year. The increase in both periods was primarily due to higher submissions, new programs and price increases.

In the second quarter of 2002, Markel International’s gross premium volume increased 19% to $156.0 million from $131.6 million in 2001. Gross premium volume for the six months ended June 30, 2002 was $327.0 million compared to $366.3 million for the same period of 2001. Markel International’s second quarter and six month period writings continued to meet the Company’s expectations both in terms of volume and price increases achieved. Markel International’s gross written premiums for the six month period ended June 30, 2002 declined primarily due to stricter underwriting guidelines, reduced aggregate policy limits and the reunderwriting of some classes of business.

During the first quarter of 2002, A. M. Best (Best) and Standard & Poor’s (S&P) downgraded the financial strength ratings (FSR) of Terra Nova Insurance Company Limited (Terra Nova), a wholly-owned subsidiary participating in the London Insurance Market. Best downgraded Terra Nova’s FSR to “B++” (very good) from “A-” (excellent) while S&P reduced its FSR for Terra Nova to “BBB-” (good). Both actions were the result of Terra Nova’s underwriting losses. The downgrades have reduced the amount of business being written by Terra Nova. However, in most cases, where necessary the Company has moved premium writings to Markel Syndicate 3000.

Discontinued Lines’ gross written premiums consisted primarily of Corifrance’s writings in all periods presented. The increase in both periods of 2002 was due to favorable reinsurance market conditions.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company’s net retention of gross premium volume increased to 77% in the second quarter of 2002 compared to 76% in the prior year. Net retention of gross premium volume for the six month period was 75% in both 2002 and 2001. The increase in retention rate in the second quarter was primarily due to higher net retentions at Markel International in 2002. For the six month period of 2002, increased net retentions on most Markel International programs were partially reduced by increased reinsurance costs recognized in Markel International’s Marine & Energy programs during the first quarter of 2002. Before considering the impact of lower net retentions in the Marine and Energy program, the Company’s net retention for the six month period ended June 30, 2002 was 77%.

Total operating revenues for the second quarter of 2002 increased to $400.3 million from $300.1 million in the prior year. For the six month period, operating revenues rose to $775.0 million from $632.8 million in 2001. The increase in operating revenues for both the second quarter and six month period of 2002 was primarily attributed to higher earned premium resulting from higher gross premium volume and higher realized gains recognized in the second quarter of 2002.

Following is a comparison of earned premiums by significant underwriting segment:

Earned Premiums
(dollars in thousands)

Quarter Ended June 30,			Six Months Ended June 30,
2002	2001		2002	2001
$176,659	$118,174	Excess and Surplus Lines	$333,787	$227,969
43,606	32,743	Specialty Admitted	82,767	64,246
119,586	93,791	London Insurance Market	242,161	198,401
6,425	15,845	Other (Discontinued Lines)	15,100	48,718

$346,276	$260,553	Total	$673,815	$539,334

Earned premiums for the second quarter of 2002 increased 33% to $346.3 million from $260.6 million for the same period in 2001. For the six month period, earned premiums grew 25% to $673.8 million in 2002 from $539.3 in the prior year. Markel North America earned premiums for the second quarter and six month period increased 46% and 43%, respectively, compared to the same periods of 2001. The increase in both periods was a result of increased gross written premium primarily in the Excess and Surplus Lines segment. Earned premiums for Markel International rose 28% and 22%, respectively, in the second quarter and six month period of 2002 compared to the prior year. The increase in Markel International’s earned premiums in both periods of 2002 was due to higher gross written premiums over the past several quarters and higher net retentions. The increase in Markel North America’s and Markel International’s earned premiums in both periods of 2002 was partially offset by lower earned premiums from Discontinued Lines.

Second quarter 2002 net investment income was $42.6 million compared to $42.1 million in the prior year. Net investment income for the six month period was $84.0 million compared to $85.7 million in 2001. In both periods, a larger investment portfolio offset lower investment yields.

In the second quarter, the Company recognized $11.5 million of net realized gains compared to $2.6 million of net realized losses in 2001. For the six month period of 2002, net realized investment gains were $17.1 million compared to net realized gains of $7.8 million for the same period last year. During the second quarter of 2002, the Company consolidated all investment management. The Markel International fixed maturity portfolio was reallocated, which resulted in gains being realized during the second quarter. The reallocation focused primarily on extending the duration of the Markel International fixed maturity portfolio. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total operating expenses for the second quarter of 2002 were $353.6 million compared to $287.7 million in 2001. Total operating expenses for the six month period of 2002 were $692.1 million compared to $591.7 million a year ago. The increase in both periods of 2002 was primarily due to higher loss and loss adjustment expenses as a result of higher volume.

Following is a comparison of selected data from the Company’s operations (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Gross premium volume	$523,715	$367,346	$1,042,361	$834,286
Net premiums written	$403,172	$278,893	$777,288	$621,803
Net retention	77%	76%	75%	75%
Earned premiums	$346,276	$260,553	$673,815	$539,334
Losses and loss adjustment expenses	$239,268	$183,486	$473,724	$382,531
Underwriting, acquisition and insurance expenses	$111,669	$96,496	$212,918	$193,780
Underwriting loss	$(4,661)	$(19,429)	$(12,827)	$(36,977)

U.S. GAAP ratios
Loss ratio	69%	70%	70%	71%
Expense ratio	32%	37%	32%	36%

Combined ratio	101%	107%	102%	107%

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a combined ratio of 101% in the second quarter of 2002 compared to a combined ratio of

107% in the second quarter of 2001. For the six month period of 2002, the Company reported a combined ratio of 102% compared to 107% for the same period of 2001. The decrease in the combined ratio in both periods was primarily due to continued improvement in underwriting results at Markel International and a smaller underwriting loss in Discontinued Lines.

Markel North America continued to produce solid underwriting profits in the second quarter and six month period ended June 30, 2002. Markel North America reported a combined ratio of 96% for both the second quarter and the six month period of 2002 compared to 98% and 97%, respectively, for the same periods of 2001. In 2002 Markel North America benefited from an improved expense ratio due to higher volume and lower commission rates. Markel North America’s combined ratio for the second quarter and six month period of 2002 included approximately $2.3 million of Colorado and Arizona wildfire losses. Excluding wildfire losses, Markel North America’s combined ratio was 95% for the second quarter and six month period of 2002.

The combined ratio for Excess and Surplus Lines decreased to 93% and 94%, respectively, for the second quarter and six month period of 2002 from 98% and 96%, respectively, for the same periods of 2001. The decrease in the combined ratio for both periods of 2002 was primarily attributed to a lower loss ratio for the Essex Excess and Surplus Lines unit as a result of increased profitable property writings and improved expense ratios due to lower commission rates and higher volume. The combined ratio for Specialty Admitted was 105% and 102%, respectively, for the second quarter and six month period of 2002 compared to combined ratios of 99% and 101%, respectively, for the same periods of 2001. The increase in both periods of 2002 was the result of second quarter 2002 wildfire losses and lower favorable loss reserve development in prior years’ loss reserves partially offset by an improved expense ratio due to higher volume.

Markel International’s combined ratio improved for the second quarter and six month period of 2002 compared to the same periods in the prior year. Markel International’s combined ratio was 107% and 109%, respectively, for the second quarter and the six month period of 2002 compared to 115% and 114%, respectively, for the same periods of 2001. Markel International benefited from an improved expense ratio due to lower commission rates and lower overhead costs. The Company is intent on strengthening Markel International’s operating performance and balance sheet through a focus on expense control and underwriting discipline which includes improved risk selection, pricing and the appropriate use of reinsurance. The Company is optimistic that Markel International will continue to make steady progress towards underwriting profitability.

The underwriting loss from Discontinued Lines decreased in the second quarter and six month period of 2002 to $5.5 million and $9.4 million, respectively, compared to $8.1 million and $18.0 million, respectively, in 2001. The Company continues to make progress resolving outstanding exposures. As Markel International’s discontinued programs run off, the negative impact of Discontinued Lines should continue to decrease.

While all of the Company’s insurance operations are achieving significant rate increases, the second quarter and six month period loss ratios contain minimal benefit from these increases as the Company attempts to establish loss reserves that are more likely redundant than deficient.

Amortization of intangible assets was $2.6 million in the second quarter of 2002 compared to $7.7 million last year. For the six month period, amortization of intangible assets was $5.4 million compared to $15.4 million in 2001. The Company adopted Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. The decrease in amortization of intangible assets in 2002 is due to the fact that goodwill is no longer amortized after the adoption of Statement No. 142. Instead Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually. Intangible assets, other than goodwill, will be fully amortized by the end of the second quarter of 2003.

Interest expense for the second quarter of 2002 and 2001 was $10.9 million. Interest expense was $20.0 million for the six month period of 2002 compared to $26.0 million last year. The decrease for the six month period was primarily due to a reduction in the Company’s outstanding debt since the first quarter of 2001. Debt was reduced through the use of proceeds from two 2001 common stock offerings.

The Company’s effective tax rate was 35% and 36%, respectively, for the second quarter and six month period of 2002 compared to 47% and 40%, respectively, for the same periods of 2001. The decrease in both periods of 2002 was primarily due to the reduction in nondeductible goodwill amortization as a result of the Company’s adoption of Statement No. 142.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of net realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets and any nonrecurring items (income from core operations). Although income from core operations does not replace operating income or net income computed in accordance with accounting principles generally accepted in the United States (U.S. GAAP) as a measure of profitability, management focuses on this performance measure because it reduces the variability in results associated with net realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. Second quarter income from core operations was $1.77 per diluted share compared to $1.06 per diluted share in 2001. For the six months of 2002, income from core operations was $3.32 per diluted share compared to $2.11 per diluted share in the prior year. The improved results for both periods of 2002 were primarily due to lower underwriting losses at Markel International and Discontinued Lines.

Comprehensive income was $3.82 per diluted share for the second quarter of 2002 compared to comprehensive income of $2.69 per diluted share in 2001. The increase was due to higher net income, partially offset by a smaller increase in the market value of the Company’s investment portfolio during 2002. For the six month period ended June 30, 2002, comprehensive income was $4.26 per diluted share compared to comprehensive income of $4.09 per diluted share in 2001. The increase was primarily due to higher net income, partially offset by a smaller increase in the market value of the Company’s investment portfolio during 2002. The Company reported net unrealized gains, net of taxes, on its fixed maturity and equity investments of $172.3 million at June 30, 2002 compared to $173.9 million at December 31, 2001.

Financial Condition as of June 30, 2002

The Company’s investments, cash and cash equivalents were $3.8 billion at June 30, 2002 compared to $3.6 billion at December 31, 2001.

For the six month period ended June 30, 2002, the Company reported net cash provided by operating activities of $150.0 million, compared to $21.6 million for the same period in 2001. The increase in cash provided by operations was primarily due to increased cash flow at Markel North America due to growth in gross premium volume and continued profitability. As discontinued programs run off at Markel International and at Gryphon, the Company anticipates that operating cash flows will continue to improve.

For the six month period ended June 30, 2002, the Company reported net cash used by investing activities of $19.1 million compared to $61.9 million in 2001. The decrease was primarily the result of the timing of moving cash and cash equivalents into the Company’s fixed maturity and equity portfolios.

For the six month period ended June 30, 2002, the Company reported net cash used by financing activities of $2.7 million compared to net cash provided by financing activities of $14.7 million in 2001. The net cash used by financing activities during the six month period of 2002 was primarily the result of the repurchase of $2.4 million of Markel International’s 7.0% and 7.2% senior notes prior to the exchange offering. During the six months ended June 30, 2001, the Company issued 1,288,940 shares of common stock and used net proceeds of approximately $198 million from the offering along with other cash from operations to repay and retire outstanding debt of approximately $227 million and the Company issued $408 million principal amount at maturity, $113 million net proceeds, of Liquid Yield Option Notes™ (LYONs). During the second quarter of 2001, the Company used a portion of the LYON’s net proceeds to repay $100 million of balances outstanding under its revolving credit facility.

During the second quarter of 2002, the Company completed an exchange offer and consent solicitation for approximately $171 million of outstanding notes issued by Markel International. The offering had no impact on outstanding indebtedness, as the notes were included in the Company’s consolidated liabilities and the terms of the old Markel International and new Markel Corporation notes were substantially the same. As a result of the exchange offer, the maturity date of the Company’s revolving credit facility was extended two years to September 30, 2005. Also during the second quarter of 2002, certain holders of the Company’s convertible notes payable (LYONs) exercised the first put option by requiring the Company to repurchase approximately $35 million (at their accreted value) of these obligations for cash.

Shareholders’ equity at June 30, 2002 was $1,127.6 million compared to $1,085.1 million at December 31, 2001. Book value per common share was $114.71 at June 30, 2002, compared to $110.50 at December 31, 2001.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance U.S. GAAP and include the accounts of Markel Corporation and all subsidiaries. For a complete discussion of the Company’s accounting policies, see the Company’s 2001 annual report on Form 10-K.

Property and casualty insurance involves the receipt of premiums today for providing coverage for potential future losses that may not be discovered or paid for many years. Due to these and other factors, management is required to make many critical judgments and assumptions that affect reported amounts.

Critical accounting policies are defined as those that are both important to the portrayal of the Company’s financial condition and results of operations and require management to exercise significant judgment. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of material contingent assets and liabilities, including litigation contingencies, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are necessarily based on assumptions about numerous factors.

The Company accrues liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amounts payable. As of any balance sheet date, all claims have not yet been reported and some claims may not be reported for many years. As a result the liability for unpaid losses and loss adjustment expenses includes significant estimates for incurred but not reported claims. Additionally reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved.

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data, internal loss experience, the experience of clients and industry experience. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Estimates reflect implicit or explicit assumptions regarding the potential effects of future economic and social inflation, judicial decisions, law changes, and recent trends in these factors. In some of the Company’s markets, and where the Company acts as a reinsurer, the timing and amount of information reported about underlying claims is in the control of third parties. This can also affect estimations and cause re-estimation as new information becomes available.

Reinsurance recoverables recorded with respect to insurance losses ceded to reinsurers under reinsurance contracts are similarly subject to estimation error. In addition to the factors cited above, estimates of reinsurance recoverables may prove uncollectable if the reinsurer is unable or unwilling to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.

The Company’s consolidated balance sheet includes estimated unpaid losses and loss adjustment expenses of $3.9 billion and reinsurance recoverable on unpaid losses of $1.5 billion at June 30, 2002. Due to the inherent uncertainties in the process of estimating these amounts, the actual ultimate amounts may differ from the recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance a 5% change in the June 30, 2002 net unpaid losses and loss adjustment expenses would produce a $121 million change to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of loss and loss adjustment expenses in the period of the change.

The Company records deferred income taxes as assets on its consolidated balance sheet to reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases. At June 30, 2002 the value of this asset was $63 million, net of a valuation allowance of $46 million. In recording this deferred tax asset, management has made estimates and judgments that future taxable income will be sufficient to realize the value of the deferred tax asset.

The Company’s consolidated balance sheet as of June 30, 2002 includes goodwill of acquired businesses of approximately $357 million. These amounts have been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Prior to 2002 goodwill from each acquisition was generally amortized as a charge to earnings over periods of 20 to 40 years. Under Statement No. 142, which was adopted by the Company as of January 1, 2002, goodwill is tested for impairment at least annually in lieu of amortization.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of the Company’s reporting units. Under Statement No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting unit values, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value. Any excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. Any excess of the recorded amount of goodwill over the implied value is charged-off as an impairment loss.

Management periodically reviews its estimates and assumptions including the adequacy of reserves for unpaid losses and loss adjustment expenses, reinsurance allowance for doubtful accounts, as well as the recoverability of deferred tax assets and intangible assets. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company’s consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign exchange risk at Markel International. The Company has no material commodity risk.

The Company’s market risks at June 30, 2002 have not materially changed from those identified at December 31, 2001.

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding the Company’s business, estimates and management assumptions. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may be materially impacted by many factors. Among other things,

•
The impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	The occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry;
•
The Company’s anticipated premium growth is based on current knowledge and assumes no man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	Changing legal and social trends and inherent uncertainties in the estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;
•	The Company continues to closely monitor Discontinued Lines and reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges;
•	Regulatory actions can impede the Company’s ability to charge adequate rates and efficiently allocate capital; and
•
Economic conditions, interest and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

The Company’s premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors. Additional factors, which could affect the Company, are discussed in the Company’s reports on Forms 8-K, 10-Q and 10-K. By making these forward looking statements, the Company is not intending to become obligated to publicly update or revise any forward looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward looking statements, which speak only as at their dates.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(1)  The Corporation’s Annual Meeting was held on May 21, 2002, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection by the Board of Directors of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2002. The results of the meeting were as follows:

Election of Directors	For	Withheld
Alan I. Kirshner	7,979,451	976,160
Anthony F. Markel	7,909,453	1,046,158
Steven A. Markel	7,966,613	988,998
Darrell D. Martin	7,966,953	988,658
Douglas E. Eby	8,686,833	268,778
Thomas S. Gayner	7,977,448	978,163
Leslie A. Grandis	8,692,702	262,909
Stewart M. Kasen	8,618,246	337,365
Gary L. Markel	8,684,770	270,841

Ratification of Selection of Auditors:

For	Against	Abstentions and Brokers Non-Votes
8,723,338	212,033	20,239

(2)  On April 15, 2002, the Company filed a registration statement with the Securities and Exchange Commission commencing an exchange offer and consent solicitation for approximately $171 million of outstanding notes issued by Markel International Limited, a wholly-owned subsidiary. The exchange offers expired on May 20, 2002. Further information relating to the exchange offer and consent solicitation is set forth in Note 11 to the Company’s consolidated financial statements contained in this report.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b)(1)  On May 1, 2002, the Company filed a report on Form 8-K reporting under Item 5 announcing first quarter 2002 results.

(b)(2)  On May 23, 2002, the Company filed a report on Form 8-K reporting under Item 5 that the Company had accepted notes validly tendered in its previously announced exchange offers for two series of Markel International Limited (formerly Terra Nova Insurance (UK) Holdings plc) notes.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of August, 2002.

THE COMPANY

By:	/s/ ALAN I. KIRSHNER
Alan I. Kirshner Chief Executive Officer (Principal Executive Officer)

By:	/s/ ANTHONY F. MARKEL
Anthony F. Markel President (Principal Operating Officer)

By:	/s/ STEVEN A. MARKEL
Steven A. Markel Vice Chairman

By:	/s/ DARRELL D. MARTIN
Darrell D. Martin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Number	Description
3(i)	Amended and Restated Articles of Incorporation, as amended (3.1)a
3(ii)	Bylaws, as amended (3.2)b
4
The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2002 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-4 Registration Statement No. 333-88609, dated October 7, 1999