Form 10-Q
period 2002-09-30
MARKEL CORP
filed 2002-11-07
CIK 1096343

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 001-15811

MARKEL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1959284 (I.R.S. employer identification number)

4521 Highwoods Parkway, Glen Allen, Virginia  23060-6148
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

Number of shares of the registrant’s common stock outstanding at November 1, 2002: 9,831,768

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2002	December 31, 2001

	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $2,753,762 in 2002 and $2,620,418 in 2001)	$2,899,865	$2,686,076
Equity securities (cost of $378,820 in 2002 and $341,631 in 2001)	514,356	543,554
Short-term investments (estimated fair value approximates cost)	192,071	64,791

Total Investments, Available-For-Sale	3,606,292	3,294,421

Cash and cash equivalents	415,605	296,781
Receivables	328,296	372,076
Reinsurance recoverable on unpaid losses	1,513,381	1,397,202
Reinsurance recoverable on paid losses	159,874	171,810
Deferred policy acquisition costs	162,694	140,707
Prepaid reinsurance premiums	255,263	170,246
Intangible assets	364,073	372,128
Other assets	216,883	225,257

Total Assets	$7,022,361	$6,440,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$4,055,529	$3,699,973
Unearned premiums	994,299	806,922
Payables to insurance companies	136,715	169,570
Convertible notes payable (estimated fair value of $88,000 in 2002 and $117,000 in 2001)	85,011	116,022
Long-term debt (estimated fair value of $313,000 in 2002 and $262,000 in 2001)	298,980	264,998
Other liabilities	166,721	148,035
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of Markel Corporation (estimated fair value of $116,000 in 2002 and $108,000 in 2001)	150,000	150,000

Total Liabilities	5,887,255	5,355,520

Shareholders’ equity
Common stock	736,238	735,569
Retained earnings	225,224	176,252
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of tax expense of $98,573 in 2002 and $93,653 in 2001	183,066	173,928
Cumulative translation adjustments, net of tax benefit of $5,073 in 2002 and $345 in 2001	(9,422)	(641)

Total Shareholders’ Equity	1,135,106	1,085,108
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$7,022,361	$6,440,628

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$417,253	$327,522	$1,091,068	$866,856
Net investment income	42,853	42,243	126,893	127,937
Net realized gains from investment sales	25,982	8,508	43,077	16,278

Total Operating Revenues	486,088	378,273	1,261,038	1,011,071

OPERATING EXPENSES
Losses and loss adjustment expenses	324,438	370,419	798,162	752,950
Underwriting, acquisition and insurance expenses	135,343	117,933	348,261	311,713
Amortization of intangible assets	2,629	7,712	8,055	23,096

Total Operating Expenses	462,410	496,064	1,154,478	1,087,759

Operating Income (Loss)	23,678	(117,791)	106,560	(76,688)
Interest expense	10,078	11,782	30,031	37,811

Income (Loss) Before Income Taxes	13,600	(129,573)	76,529	(114,499)
Income tax expense (benefit)	4,896	(38,548)	27,551	(32,518)

Net Income (Loss)	$8,704	$(91,025)	$48,978	$(81,981)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities, net of taxes
Net holding gains arising during the period	$27,627	$21,920	$37,138	$51,384
Less reclassification adjustments for gains included in net income (loss)	(16,888)	(5,530)	(28,000)	(10,581)

Net unrealized gains	10,739	16,390	9,138	40,803
Translation adjustments, net of taxes	(12,066)	(656)	(8,781)	(372)

Total Other Comprehensive Income (Loss)	(1,327)	15,734	357	40,431

Comprehensive Income (Loss)	$7,377	$(75,291)	$49,335	$(41,550)

NET INCOME (LOSS) PER SHARE
Basic	$0.89	$(10.58)	$4.99	$(9.85)
Diluted	$0.88	$(10.58)	$4.97	$(9.85)

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended September 30,

	2002	2001

	(dollars in thousands)
Common Stock
Balance at beginning of period	$735,569	$325,914
Issuance of common stock and other equity transactions	669	199,863

Balance at end of period	$736,238	$525,777

Retained Earnings
Balance at beginning of period	$176,252	$302,000
Net income (loss)	48,978	(81,981)
Repurchase of common stock	(6)	(20)

Balance at end of period	$225,224	$219,999

Accumulated Other Comprehensive Income
Unrealized gains
Balance at beginning of period	$173,928	$124,236
Net unrealized holding gains arising during the period, net of taxes	9,138	40,803

Balance at end of period	183,066	165,039
Cumulative translation adjustments
Balance at beginning of period	(641)	222
Translation adjustments, net of taxes	(8,781)	(372)

Balance at end of period	(9,422)	(150)

Balance at end of period	$173,644	$164,889

Shareholders’ Equity at End of Period	$1,135,106	$910,665

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,

	2002	2001

	(dollars in thousands)
OPERATING ACTIVITIES
Net Income (Loss)	$48,978	$(81,981)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	314,053	169,266

Net Cash Provided By Operating Activities	363,031	87,285

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,510,373	616,654
Proceeds from maturities, calls and prepayments of fixed maturities	68,252	102,116
Cost of fixed maturities and equity securities purchased	(1,683,467)	(874,611)
Net change in short-term investments	(127,280)	12,264
Other	(9,409)	(8,500)

Net Cash Used By Investing Activities	(241,531)	(152,077)

FINANCING ACTIVITIES
Additions to long-term debt and convertible notes payable	165,000	147,943
Repayments and repurchases of long-term debt and convertible notes payable	(167,833)	(332,236)
Issuance of common stock	—	197,991
Other	157	(201)

Net Cash Provided (Used) By Financing Activities	(2,676)	13,497

Increase (decrease) in cash and cash equivalents	118,824	(51,295)
Cash and cash equivalents at beginning of period	296,781	250,320

Cash And Cash Equivalents At End Of Period	$415,605	$199,025

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - September 30, 2002

1.  Principles of Consolidation

The consolidated balance sheet as of September 30, 2002, the related consolidated statements of operations and comprehensive income (loss) for the quarters and nine months ended September 30, 2002 and 2001, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.   The consolidated balance sheet as of December 31, 2001 was derived from the Company’s audited annual consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes.  Readers are urged to review the Company’s 2001 annual report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain reclassifications of prior year’s amounts have been made to conform with 2002 presentations.

2.  Net Income (Loss) per share

Net income (loss) per share was determined by dividing net income (loss) by the applicable shares outstanding (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss), as reported (basic and diluted)	$8,704	$(91,025)	$48,978	$(81,981)

Average common shares outstanding	9,828	8,605	9,822	8,327
Dilutive potential common shares	28	—	30	—

Average diluted shares outstanding	9,856	8,605	9,852	8,327

3.  Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

	Quarter Ended September 30,

	2002		2001

	Written	Earned	Written	Earned

Direct	$566,432	$494,009	$413,329	$418,321
Assumed	36,976	35,599	31,456	47,679
Ceded	(198,640)	(112,355)	(138,674)	(138,478)

Net premiums	$404,768	$417,253	$306,111	$327,522

3.  Reinsurance (continued)

	Nine Months Ended September 30,

	2002		2001

	Written	Earned	Written	Earned

Direct	$1,523,563	$1,344,546	$1,147,044	$1,061,871
Assumed	122,206	72,377	132,027	123,375
Ceded	(463,713)	(325,855)	(351,157)	(318,390)

Net premiums	$1,182,056	$1,091,068	$927,914	$866,856

Incurred losses and loss adjustment expenses are net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $149.0 million and $420.2 million, respectively, for the quarters ended September 30, 2002 and 2001 and $307.9 million and $732.8 million, respectively, for the nine months ended September 30, 2002 and 2001.  Reinsurance recoverables for the third quarter and nine months ended September 30, 2001 included approximately $250 million related to the terrorist attacks of September 11, 2001 (WTC).  Excluding the effects of WTC in the prior year, the decrease in ceded incurred losses and loss adjustment expenses for both periods of 2002 was primarily due to Markel International’s lower policy limits and fewer losses affecting the reinsurance protections purchased in 2002 compared to 2001.

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

5.  Convertible Notes Payable

During 2001, the Company issued $408.0 million principal amount at maturity, $112.9 million net proceeds, of Liquid Yield Option Notes™ (LYONs).  The LYONs are zero coupon senior notes convertible into the Company’s common shares under certain conditions, with an initial conversion price of $243.53 per common share.  The issue price of $283.19 per LYON represented a yield to maturity of 4.25%.  The LYONs mature on June 5, 2031.  The Company uses the effective yield method to recognize the accretion of discount from the issue price to the face amount of the LYONs at maturity.  The accretion of discount is included in interest expense.

On June 5, 2004, if the price of the Company’s common stock is at or below specified thresholds based on a measurement period prior to that date, contingent additional principal will accrue on the LYONs at a rate of either 0.50% or 1.00% per year for a period of two years, depending on the price of the Company’s common shares.  No contingent additional principal will accrue after June 5, 2006.

5.  Convertible Notes Payable (continued)

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

LYONs holders have the right to require the Company to repurchase the LYONs on June 5th of 2004, 2006, 2011, 2016, 2021 and 2026 at their accreted value on these dates as follows:

June 5, 2004	$321.27
June 5, 2006	$349.46
June 5, 2011	$431.24
June 5, 2016	$532.16
June 5, 2021	$656.69
June 5, 2026	$810.36

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

6.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net holding gains on securities arising during the period less reclassification adjustments for gains included in net income (loss).  Other comprehensive income (loss) also includes translation adjustments.  The related tax expense on net holding gains on securities arising during the period was $14.9 million and $20.0 million, respectively, for the quarter and nine months ended September 30, 2002 and $11.8 million and $27.7 million, respectively, for the same periods in 2001. The related tax expense on the reclassification adjustments for gains included in net income (loss) was $9.1 million and $15.1 million, respectively, for the quarter and nine months ended September 30, 2002 and $3.0 million and $5.7 million, respectively, for the same periods in 2001.  The related tax benefit on translation adjustments was $6.5 million and $4.7 million, respectively, for the quarter and nine months ended September 30, 2002 and $0.4 million and $0.2 million, respectively, for the same periods in 2001.

7.  Segment Reporting Disclosures

The Company operates in three distinct segments of the specialty insurance market: the Excess and Surplus Lines, Specialty Admitted and London Insurance Market segments. Markel North America includes the Excess and Surplus Lines and Specialty Admitted segments. All business conducted in the London Insurance Market is written by Markel International.  Effective January 1, 2002, the Company realigned its Markel International underwriting operations along product lines and customers and combined the operations of four Lloyd’s syndicates into one. As a result of these changes, the Company has the ability to compete in the London Insurance Market without distinction between its London insurance company and its Lloyd’s syndicate.  Certain reclassifications of prior year segment disclosure amounts have been made to conform with 2002 presentations.

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

Segment profit or (loss) for the Markel North America and Markel International operating divisions is measured by underwriting profit or (loss).  The property and casualty insurance industry commonly defines underwriting profit or (loss) as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses.  Underwriting profit or (loss) does not replace operating income (loss) or net income (loss) computed in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as a measure of profitability.  Segment profit for the Investing operating segment is measured by net investment income and net realized gains or losses.

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

a)  Following is a summary of segment disclosures (dollars in thousands):

Segment Revenues

Quarter Ended September 30,			Nine Months Ended September 30,

2002	2001		2002	2001

$206,376	$130,189	Excess and Surplus Lines	$540,163	$358,158
49,393	35,345	Specialty Admitted	132,160	99,591
151,147	135,678	London Insurance Market	393,308	334,079
68,835	50,751	Investing	169,970	144,215
10,337	26,310	Other (Discontinued Lines)	25,437	75,028

$486,088	$378,273	Total	$1,261,038	$1,011,071

7.  Segment Reporting Disclosures (continued)

Segment Profit (Loss)

Quarter Ended September 30,			Nine Months Ended September 30,

2002	2001		2002	2001

$15,596	$(25,625)	Excess and Surplus Lines	$34,816	$(17,193)
354	338	Specialty Admitted	(1,437)	(59)
(8,803)	(88,598)	London Insurance Market	(29,695)	(115,568)
68,835	50,751	Investing	169,970	144,215
(49,675)	(46,945)	Other (Discontinued Lines)	(59,039)	(64,987)

$26,307	$(110,079)	Total	$114,615	$(53,592)

U.S. GAAP Combined Ratios*

Quarter Ended September 30,			Nine Months Ended September 30,

2002	2001		2002	2001

92%	120%	Excess and Surplus Lines	94%	105%
99%	99%	Specialty Admitted	101%	100%
106%	165%	London Insurance Market	108%	135%
581%	278%	Other (Discontinued Lines)	332%	187%
110%	149%	Consolidated	105%	123%

*  The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

	As of

	September 30, 2002	December 31, 2001

Segment Assets
Investing	$4,021,897	$3,591,202
Other	3,000,464	2,849,426

Total Assets	$7,022,361	$6,440,628

b) The following summary reconciles significant segment items to the Company’s consolidated financial statements (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Income (loss) before income taxes
Segment profit (loss)	$26,307	$(110,079)	$114,615	$(53,592)
Unallocated amounts
Amortization expense	(2,629)	(7,712)	(8,055)	(23,096)
Interest expense	(10,078)	(11,782)	(30,031)	(37,811)

Income (Loss) Before Income Taxes	$13,600	$(129,573)	$76,529	$(114,499)

8.  Derivative Financial Instruments

The contingent cash interest and contingent additional principal features of the LYONs are embedded derivatives required to be accounted for separately from the host contract.  Accordingly, the contingent cash

8.  Derivative Financial Instruments (continued)

interest and contingent additional principal are recorded at fair value.  The fair value recorded at September 30, 2002 was a liability of $0.1 million compared to a liability of $1.4 million at December 31, 2001.  The change in the fair value since December 31, 2001 was recognized as a reduction in interest expense.

The Company held $106.5 million and $192.9 million, respectively, of corporate bonds with embedded put options as of September 30, 2002 and December 31, 2001.   These embedded derivatives are clearly and closely related to the host contracts and therefore are not accounted for separately.

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

a)  Acquired Intangible Assets (dollars in thousands):

	As of September 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets
Lloyd’s capacity costs	$31,548	$(24,792)	$6,756
Policy renewal rights	2,847	(2,847)	––

Total Amortized Intangible Assets	$34,395	$(27,639)	$6,756

Unamortized Intangible Assets
Goodwill	$405,548	$(48,231)	$357,317

	As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets
Lloyd’s capacity costs	$31,548	$(16,905)	$14,643
Policy renewal rights	2,847	(2,679)	168

Total Amortized Intangible Assets	$34,395	$(19,584)	$14,811

Unamortized Intangible Assets
Goodwill	$405,548	$(48,231)	$357,317

The amortization expense for intangible assets was $2.6 million and $8.1 million, respectively, for the third quarter and nine months ended September 30, 2002 and $7.7 million and $23.1 million, respectively, for the

9.  Goodwill and Other Intangible Assets (continued)

same periods in 2001.

Following is a schedule of estimated annual amortization expense for intangibles (dollars in thousands):

Years Ending December 31,

2002	$10,684
2003	4,127
Thereafter	—

There were no changes in the carrying amounts of goodwill for the third quarter and nine month period ended September 30, 2002.  The following table shows the carrying amounts of goodwill by reporting unit at September 30, 2002 (dollars in thousands):

	Excess and Surplus Lines	London Insurance Market	Total

Balance as of September 30, 2002	$81,770	$275,547	$357,317

b)  Goodwill and Intangible Assets-Adoption of Statement No. 142

The following table compares net income (loss) and net income (loss) per share for 2001, as adjusted for the adoption of Statement No. 142, with the amounts for 2002 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net Income (Loss)	$8,704	$(91,025)	$48,978	$(81,981)
Add: Goodwill amortization	—	4,790	—	14,372

Adjusted net income (loss)	$8,704	$(86,235)	$48,978	$(67,609)

Adjusted net income (loss) per share:
Basic	$0.89	$(10.02)	$4.99	$(8.12)
Diluted	$0.88	$(10.02)	$4.97	$(8.12)
Average shares outstanding:
Basic	9,828	8,605	9,822	8,327
Diluted	9,856	8,605	9,852	8,327

10.  Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court of the Southern District of New York against Terra Nova Insurance Company Limited (Terra Nova) by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements.  This matter is still in the discovery phase and is not expected to be ready for trial before 2003.  The Company believes it has numerous defenses to these claims, including the

10.  Contingencies (continued)

defense that the alleged reinsurance agreements were not valid.  The Company intends to vigorously defend this matter; however, the outcome cannot be predicted at this time.

As previously reported, the Company was involved in a reinsurance collection dispute with several reinsurers, including Reliance Insurance Company, a company in liquidation.  The dispute, which included cross-claims by the various parties against the broker involved in the transaction, began trial in the Commercial Court in London in October 2002.  During October the dispute was successfully settled with no impact to the Company’s results of operations.  As a result of the settlement, the largest portion of the Company’s exposure to Reliance and all disputed items with other reinsurers were resolved.  These matters were considered in the course of assessing the collectability of reinsurance recoverables and the adequacy of the allowance for uncollectable reinsurance.

The Internal Revenue Service (IRS) is examining the Company’s federal income tax returns for 1997, 1998 and 1999.  The examiner has issued an assessment based on alleged overstatements of reserves for unpaid losses and loss adjustment expenses.  The Company intends to protest the assessment.  If the assessment were upheld, federal tax payments would be accelerated; however, there would be no impact on the total provision for income tax expense.  In addition to the acceleration of tax payments, interest charges could be assessed by the IRS.  Management believes the outcome of this matter will not have a material impact on the Company’s financial condition, results of operations or cash flows.

The Company has other contingencies that arise in the normal conduct of its operations.  In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations.  However adverse outcomes are possible and could negatively impact the Company’s financial condition or results of operations.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Quarter and Nine Months ended September 30, 2002 compared to Quarter and Nine Months ended September 30, 2001

The Company markets and underwrites specialty insurance products and programs to a variety of niche markets. In each of these markets, the Company seeks to be a market leader.  The financial goals of the Company are to earn consistent underwriting profits and superior investment returns to build shareholder value.

The Company’s operations are aligned between its U.S operations, Markel North America, and its international operations, Markel International.

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

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes.

Following is a comparison of gross premium volume by significant underwriting segment:

Gross Premium Volume

Quarter Ended September 30,			Nine Months Ended September 30,

2002	2001	(dollars in thousands)	2002	2001

$371,138	$205,245	Excess and Surplus Lines	$956,383	$581,659
73,762	53,489	Specialty Admitted	182,370	128,427
140,219	169,546	London Insurance Market	467,204	535,890
18,289	16,505	Other (Discontinued Lines)	39,812	33,095

$603,408	$444,785	Total	$1,645,769	$1,279,071

Third quarter gross premium volume rose 36% to $603.4 million from $444.8 million for the same period in 2001.  For the nine month period, gross premium volume grew 29% to $1.6 billion from $1.3 billion in the prior year.  Markel North America gross written premiums for the third quarter and nine month period increased 72% and 60%, respectively, due to increased submission activity and price increases across all business units.

Excess and Surplus Lines gross premium volume increased 81% to $371.1 million in the third quarter of 2002 from $205.2 million a year ago.  For the nine month period, gross premium volume increased 64% to $956.4 million in 2002 from $581.7 million in 2001.  The growth in both periods was due to increased submission activity and price increases in most programs.  The most significant areas of growth in the third quarter of 2002 were in the Essex Excess and Surplus Lines and the Brokered Excess and Surplus Lines units.  Gross premium volume for the Essex Excess and Surplus Lines unit increased 78% to $145.3 million in the third quarter of 2002 from $81.8 million last year.  Brokered Excess and Surplus Lines gross premium volume grew 119% to $95.8 million in the third quarter of 2002 from $43.7 million for 2001. The most significant areas of growth in the nine month period of 2002 were in the Essex Excess and Surplus Lines and the Professional/Products

Liability units.  For the nine month period of 2002, premium volume for the Essex Excess and Surplus Lines unit increased 77% to $361.7 million from $204.1 million in the prior year.  For the nine month period of 2002, premium volume for the Professional/Products Liability unit increased 58% to $280.2 million  from $177.8 million in the prior year.  The increase in gross premium volume at the Essex Excess and Surplus unit for both periods of 2002 was primarily due to growth in the Essex special property and casualty programs. The increase in gross premium volume at the Brokered Excess and Surplus Lines unit in the third quarter of 2002 was primarily due to growth in the casualty and property programs.  The increase in gross premium volume at the Professional/Products Liability unit for the nine month period was primarily due to growth in the medical malpractice and specified medical programs.

For the third quarter of 2002, Specialty Admitted Lines gross premium volume increased 38% to $73.8 million compared to $53.5 million in 2001.  For the nine month period of 2002, gross premium volume increased 42% to $182.4 million in 2002 from $128.4 million in the prior year.  The increase in both periods was primarily due to higher submissions, new programs and price increases.

In the third quarter of 2002, Markel International’s gross premium volume decreased 17% to $140.2 million from $169.5 million in 2001. Gross premium volume for the nine months ended September 30, 2002 decreased 13% to $467.2 million compared to $535.9 million for the same period of 2001. Markel International’s third quarter and nine month period writings continued to meet the Company’s expectations both in terms of volume and price increases achieved. Markel International’s gross written premiums for the quarter and nine month period ended September 30, 2002 declined primarily due to stricter underwriting guidelines, reduced policy limits and the reunderwriting of some classes of business.

Discontinued Lines’ gross written premiums consisted of Corifrance’s writings and prior years’ premium increases primarily due to higher actual premium writings than previously estimated.  The increase in both periods of 2002 was primarily due to increased gross premium volume at Corifrance resulting from favorable reinsurance market conditions.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits.  The Company’s net retention of gross premium volume decreased to 67% in the third quarter of 2002 compared to 69% in the prior year.  The retention rate for the third quarter of 2002 decreased due to higher reinsurance costs than originally estimated on prior years’ premium writings at Markel International.  Before consideration of these additional reinsurance costs, the Company’s retention rate for the third quarter of 2002 was 73%.  The retention rate for the third quarter of 2001 decreased as a result of net reinsurance reinstatement premiums of approximately $15.0 million on WTC exposures.  For the nine month period of 2002, net retention of gross premium volume decreased to 72% from 73% in the prior year.  The decrease in retention rate for the nine month period of 2002 was primarily due to increased reinsurance costs recognized in Markel International’s 2002 Marine and Energy programs and to higher reinsurance costs than originally estimated on prior years’ premium writings at Markel International.  Before consideration of these higher reinsurance costs, the Company’s net retention for the nine month period of 2002 was 75%.

Total operating revenues for the third quarter of 2002 increased to $486.1 million from $378.3 million in the prior year.  For the nine month period, operating revenues rose to $1.3 billion from $1.0 billion in 2001.  The increase in operating revenues for the third quarter and nine month period of 2002 was primarily attributed to higher earned premium resulting from higher gross premium volume and higher realized gains recognized compared to 2001.

Following is a comparison of earned premiums by significant underwriting segment:

Earned Premiums

Quarter Ended September 30,			Nine Months Ended September 30,

2002	2001	(dollars in thousands)	2002	2001

$206,376	$130,189	Excess and Surplus Lines	$540,163	$358,158
49,393	35,345	Specialty Admitted	132,160	99,591
151,147	135,678	London Insurance Market	393,308	334,079
10,337	26,310	Other (Discontinued Lines)	25,437	75,028

$417,253	$327,522	Total	$1,091,068	$866,856

Earned premiums for the third quarter of 2002 increased 27% to $417.3 million from $327.5 million for the same period in 2001.  For the nine month period of 2002, earned premiums grew 26% to $1.1 billion from $866.9 million in the prior year.  Markel North America earned premiums for the third quarter and nine month period increased 55% and 47%, respectively, compared to the same periods of 2001.  The increase for Markel North America in both periods was a result of increased gross written premium primarily in the Excess and Surplus Lines segment.  Earned premiums for Markel International rose 11% and 18%, respectively, in the third quarter and nine month period of 2002 compared to the prior year.  The increase in Markel International’s earned premiums for the third quarter of 2002 was primarily due to higher prior years’ premium writings than previously estimated.  For the nine month period of 2002, Markel International’s earned premiums increased primarily due to higher gross premiums over the last several quarters.  The increase in Markel North America’s and Markel International’s earned premiums in both periods of 2002 was partially offset by lower earned premiums from Discontinued Lines.

Third quarter 2002 net investment income was $42.9 million compared to $42.2 million in the prior year.  Net investment income for the nine month period was $126.9 million compared to $127.9 million in 2001.  In both periods, a larger investment portfolio offset lower investment yields.

In the third quarter, the Company recognized $26.0 million of net realized investment gains compared to $8.5 million of net realized investment gains in 2001.  For the nine month period of 2002, net realized investment gains were $43.1 million compared to net realized investment gains of $16.3 million for the same period last year.  During the second quarter of 2002, the Company consolidated all investment functions.  In the second and third quarters of 2002, Markel International’s portfolio was reallocated, which resulted in gains being realized. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total operating expenses for the third quarter of 2002 were $462.4 million compared to $496.1 million in 2001. Total operating expenses for the nine month period of 2002 were $1.2 billion compared to $1.1 billion a year ago. The decrease in the third quarter of 2002 was primarily due to lower loss and loss adjustment expenses compared to the same period of 2001, partially offset by higher underwriting, acquisition and insurance expenses due to higher premium volume.  The increase for the nine month period of 2002 was primarily the result of higher premium volume, partially offset by lower amortization of intangible assets due to the adoption of Statement No. 142.

Following is a comparison of selected data from the Company’s operations (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001
`
Gross premium volume	$603,408	$444,785	$1,645,769	$1,279,071
Net premiums written	$404,768	$306,111	$1,182,056	$927,914
Net retention	67%	69%	72%	73%
Earned premiums	$417,253	$327,522	$1,091,068	$866,856
Losses and loss adjustment expenses	$324,438	$370,419	$798,162	$752,950
Underwriting, acquisition and insurance expenses	$135,343	$117,933	$348,261	$311,713
Underwriting loss*	$(42,528)	$(160,830)	$(55,355)	$(197,807)
U.S. GAAP ratios**
Loss ratio	78%	113%	73%	87%
Expense ratio	32%	36%	32%	36%

Combined ratio	110%	149%	105%	123%

*

The property and casualty insurance industry commonly defines underwriting profit or (loss) as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses.  Underwriting profit or (loss) does not replace operating income (loss) or net income (loss) computed in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as a measure of profitability.

**	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a combined ratio of 110% in the third quarter of 2002 compared to a combined ratio of 149% in the third quarter of 2001.  For the nine month period of 2002, the Company reported a combined ratio of 105% compared to 123% for the same period of 2001. The third quarter of 2002 included $44.0 million of Discontinued Lines reserve strengthening primarily related to the Company’s increase of reserves for asbestos and environmental exposures.  The third quarter of 2001 included $75.0 million of estimated WTC losses and $68.0 million of prior years’ loss reserve strengthening.

Markel North America continued to produce solid underwriting profits in the third quarter and nine month period ended September 30, 2002.  Markel North America reported a combined ratio of 94% and 95%, respectively, for the third quarter and the nine month period of 2002 compared to 115% and 104%, respectively, for the same periods of 2001.  In 2002 Markel North America benefited from an improved expense ratio due to higher volume and lower commission rates.  The underwriting loss for the third quarter and nine month period of 2001 was primarily the result of $29.0 million of adverse loss development on New York contractors business previously written by the Brokered Excess and Surplus Lines unit.

The combined ratio for Excess and Surplus Lines decreased to 92% and 94%, respectively, for the third quarter and nine month period of 2002 from 120% and 105%, respectively, for the same periods of 2001.  The decrease in the combined ratio for both periods of 2002 was primarily attributed to unfavorable reserve development on the New York contractors program in the third quarter of 2001 and an improved expense ratio due to higher volume and lower commission rates in 2002.  The combined ratio for Specialty Admitted was 99% and 101%, respectively, for the third quarter and nine month period of 2002 compared to combined ratios of 99% and 100%, respectively, for the same periods of 2001.  The increase in the combined ratio for the nine month period of 2002, was due to lower favorable loss reserve development in prior years’ loss reserves partially offset by an improved expense ratio due to higher volume.

Markel International’s combined ratio improved for the third quarter and nine month period of 2002 compared to the same periods in the prior year.  Markel International’s combined ratio was 106% and 108%, respectively, for the third quarter and the nine month period of 2002 compared to 165% and 135%, respectively, for the same periods of 2001. Markel International’s 2001 third quarter and nine month period results included $70.8 million of WTC losses.  Markel International also benefited in 2002 from an improved expense ratio due to lower commission rates and lower overhead costs.  The Company is intent on strengthening Markel International’s operating performance and balance sheet through a focus on expense control and underwriting discipline which includes improved risk selection, pricing and the appropriate use of reinsurance.  The Company is confident that Markel International will continue to make steady progress towards underwriting profitability.

The underwriting loss from Discontinued Lines in the third quarter and nine month period of 2002 was $49.7 million and $59.0 million, respectively, compared to $46.9 million and $65.0 million, respectively, in 2001.  In the third quarter of 2002, Discontinued Lines reserves were strengthened $44.0 million.  The Company strengthened reserves for asbestos and environmental exposures $30.0 million, with the remaining $14.0 million related primarily to reserves for additional reinsurance costs and collection issues.  In the third quarter of 2001, Discontinued Lines underwriting loss included $39.0 million of reserve strengthening primarily in Markel International’s discontinued worldwide motor book of business.

The Company completed its annual review of asbestos and environmental loss reserves during the third quarter of 2002.  Bankruptcies of asbestos defendants coupled with significant increases in the number of claims from exposed, but not ill, individuals have increased the insurance industry’s asbestos exposures.  As a result of the study and these unfavorable litigation trends, the Company determined that it was appropriate to strengthen reserves for asbestos and environmental reserves, including reinsurance bad debt.  The Company strengthened 1986 and prior accident year reserves $30.0 million ($20.0 million in its North American units and $10.0 million at Markel International). Asbestos and environmental exposures are subject to significant uncertainty due to potential severity and an uncertain legal climate.  Asbestos and environmental reserves could be subject to increases in the future.  The Company’s asbestos and environmental reserves are not discounted to present value and are forecasted to pay out over the next 50 years.

While all of the Company’s insurance operations are achieving significant rate increases, the loss ratios for the third quarter and nine month period of 2002 contain minimal benefit from these increases as the Company attempts to establish loss reserves that are more likely redundant than deficient.

Amortization of intangible assets was $2.6 million in the third quarter of 2002 compared to $7.7 million last year.  For the nine month period, amortization of intangible assets was $8.1 million compared to $23.1 million in 2001.  The Company adopted Financial Accounting Standards Board Statement  (Statement) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.  The decrease in amortization of intangible assets in 2002 is due to the fact that goodwill is no longer amortized after the adoption of Statement No. 142.  Instead Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually, in lieu of being amortized.  Intangible assets, other than goodwill, will be fully amortized by the end of the second quarter of 2003.

Interest expense for the third quarter of 2002 was $10.1 million compared to $11.8 million in 2001.  Interest expense was $30.0 million for the nine month period of 2002 compared to $37.8 million last year.  The decrease for the nine month period was primarily due to a reduction in the Company’s outstanding debt since the first quarter of 2001.  Debt was reduced through the use of net proceeds from two 2001 common stock offerings.

The Company’s provision for income taxes resulted in an effective tax rate of 36% for both the third quarter and nine month period of 2002.  The Company reported effective tax rates of 30% and 28%, respectively, for the third quarter and nine month period of 2001.  The effective tax rate for both periods of 2001 was lower than the expected corporate tax rate of 35% primarily due to nondeductible amortization of intangibles prior to the adoption of Statement No. 142.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of net realized gains from the sales of investments and expenses related to the amortization of intangible assets and any nonrecurring items (income (loss) from core operations).  Although income (loss) from core operations does not replace operating income (loss) or net income (loss) computed in accordance with accounting principles generally accepted in the United States (U.S. GAAP) as a measure of profitability, management focuses on this performance measure because it reduces the variability in results associated with net realized investment gains and eliminates the impact of accounting conventions which do not reflect current operating costs.  Third quarter loss from core operations was $0.66 per diluted share compared to a loss from core operations of $10.44 per diluted share in 2001.  For the nine months of 2002, income from core operations was $2.66 per diluted share compared to a loss from core operations of $8.71 per diluted share in the prior year. The Company strengthened reserves $44 million in the third quarter of 2002.  The loss from core operations for the third quarter and nine month period of 2001 was due to $75 million of estimated losses related to WTC and $68 million of prior years’ loss development.

Comprehensive income was $0.75 per share for the third quarter of 2002 compared to comprehensive loss of $8.75 per share in 2001.  For the nine month period ended September 30, 2002, comprehensive income was $5.01 per share compared to comprehensive loss of $4.99 per share in 2001.  The increase in both periods was primarily due to higher net income, partially offset by a smaller increase in the market value of the Company’s investment portfolio and an unfavorable movement in currency translation adjustments during 2002.  The Company reported net unrealized gains, net of taxes, on its fixed maturity and equity investments of  $183.1 million at September 30, 2002 compared to $173.9 million at December 31, 2001.

Financial Condition as of September 30, 2002

The Company’s investments, cash and cash equivalents were $4.0 billion at September 30, 2002 compared to $3.6 billion at December 31, 2001.

For the nine month period ended September 30, 2002, the Company reported net cash provided by operating activities of $363.0 million, compared to $87.3 million for the same period in 2001.  The increase was primarily due to increased cash flow at Markel North America due to growth in gross premium volume and continued profitability.

For the nine month period ended September 30, 2002, the Company reported net cash used by investing activities of $241.5 million compared to $152.1 million in 2001.  The increased use of cash for investing activities during 2002 was primarily due to the investment of increased operating cash flows.

For the nine month period ended September 30, 2002, the Company reported net cash used by financing activities of $2.7 million compared to net cash provided by financing activities of $13.5 million in 2001.  The net cash used by financing activities during the nine month period of 2002 was primarily the result of the repurchase of $2.4 million of Markel International’s 7.0% and 7.2% senior notes prior to our exchange offer.  During the nine months ended September 30, 2001, the Company issued 1,288,940 shares of common stock and used net proceeds of approximately $198 million from the offering along with other cash from operations to repay and retire outstanding debt of approximately $227 million and the Company issued $408 million principal amount at maturity, $113 million net proceeds, of Liquid Yield Option Notes™ (LYONs).  The Company used a portion of the LYONs net proceeds to repay $100 million of balances outstanding under its revolving credit facility.

During the second quarter of 2002, the Company completed an exchange offer and consent solicitation for approximately $171 million of outstanding notes issued by Markel International. The offering had no impact on outstanding indebtedness, as the notes were included in the Company’s consolidated liabilities and the terms of the old Markel International and new Markel Corporation notes were substantially the same.  As a result of the exchange offer, the maturity date of the Company’s revolving credit facility was extended to December 31, 2004.  Also during the second quarter of 2002, certain holders of the Company’s convertible notes payable (LYONs) exercised the first put option by requiring the Company to repurchase approximately $35 million (at their accreted value) of these obligations for cash.

Before the end of the year, capital providers at Lloyd’s are required to post collateral to support their premium writings for the next year.  During the fourth quarter of 2002, the Company anticipates contributing up to $150 million of additional capital to Markel Capital Limited to support Markel Syndicate 3000 premium writings for 2003.  The Company’s domestic insurance operations may also require capital to support 2003 premium writings. Management believes the Company will have sufficient liquidity to meet these potential needs and anticipates additional borrowings under its revolving credit facility of approximately $100 million to $150 million.

Shareholders’ equity at September 30, 2002 was $1,135.1 million compared to $1,085.1 million at December 31, 2001.  Book value per common share was $115.45 at September 30, 2002, compared to $110.50 at December 31, 2001.

In accordance with the requirements of Financial Accounting Standards Board Statement No. 87, Employer’s Accounting for Pensions, the Company may be required to recognize a minimum pension liability (potential liability) on its balance sheet at December 31, 2002.  The potential liability relates to a Markel International defined benefit plan, which covers a portion of its employees and is closed to new participants.  Recent declines in the equity market have reduced the fair value of the pension plan assets. If the fair value of pension plan assets is less than the accumulated benefit obligation at the Company’s annual measurement date of December 31, a non-cash, non-income related adjustment would be necessary.  If this situation occurs, the Company currently estimates that it would be required to record a reduction in shareholders’ equity of approximately $10 to $20 million, net of tax.  The equity would be restored to the balance sheet if, at a subsequent measurement date, the fair value of pension plan assets exceeds the accumulated benefit obligation.  This adjustment would have no effect on income or cash flow, nor would it require any cash contributions to the pension plan.

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

The Company’s consolidated balance sheet includes estimated unpaid losses and loss adjustment expenses of $4.1 billion and reinsurance recoverable on unpaid losses of $1.5 billion at September 30, 2002. Due to the inherent uncertainties in the process of estimating these amounts, the actual ultimate amounts may differ from the recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance a 5% change in the September 30, 2002 net unpaid losses and loss adjustment expenses would produce a $127 million change to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of loss and loss adjustment expenses in the period of the change.

The Company records deferred income taxes as assets on its consolidated balance sheet to reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases.  At September 30, 2002 the value of this asset was $68 million, net of a valuation allowance of $46 million.  In recording this deferred tax asset, management has made estimates and judgments that future taxable income will be sufficient to realize the value of the deferred tax asset.

The Company’s consolidated balance sheet as of September 30, 2002 includes goodwill of acquired businesses of approximately $357 million. These amounts have been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting.  Prior to 2002 goodwill from each acquisition was generally amortized as a charge to earnings over periods of 20 to 40 years. Under Statement No. 142, which was adopted by the Company as of January 1, 2002, goodwill is tested for impairment at least annually in lieu of amortization.  The Company will complete the annual test for impairment during the fourth quarter of 2002  based upon results of operations through September 30, 2002.

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

The Company primarily manages foreign exchange risk by matching assets and liabilities in each foreign currency as closely as possible.  Significant estimations and assumptions are required when establishing insurance balances such as reinsurance recoverables and reserves for unpaid losses and loss adjustment expenses. As a result, matching of assets and liabilities by currency is subject to change as actual results emerge.

During 2002, the United Kingdom Sterling (U.K. Sterling)/United States Dollar exchange rate increased.  As part of the process of matching assets and liabilities by currency, the Company underestimated its U.K. Sterling net liabilities (U.K. Sterling assets less U.K. Sterling liabilities).  The foreign exchange impact of this mismatch was recorded through other comprehensive income as an unrealized foreign currency loss.  The Company continually works to balance its asset and liabilities by major currencies, however, due to the estimates and assumptions required, mismatches by currency are possible in the future.

The Company’s market risks at September 30, 2002 have not materially changed from those identified at December 31, 2001.

Item 4.   Controls and Procedures

Within the ninety days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out this evaluation.

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

•	Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;
•	Industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;
•	The Company continues to closely monitor Discontinued Lines and reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges;
•	Regulatory actions can impede the Company’s ability to charge adequate rates and efficiently allocate capital;
•

Economic conditions, interest and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities; and

•	Rating agency actions can significantly impact the Company’s ability to write business, access capital markets and maintain continued access to the Company’s existing credit facility.

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

PART II.   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

During the third quarter of 2002, 1,423 Markel common shares were issued pursuant to awards under the Octavian Option Plan to current and former employees of Markel Syndicate Management, a subsidiary of Markel International. These awards were earned by certain employees for their past services to Markel Syndicate Management and were based on profits prior to the date of Markel’s acquisition of Terra Nova (Bermuda) Holdings Ltd. (now known as Markel International). Although the awards are structured as stock options, no consideration is paid by the recipient upon the receipt or exercise of the options. Following a recent review of the circumstances of these grants, the Company has concluded that registration of the underlying shares may have been required under the Securities Act of 1933. The Company intends to promptly file a registration statement with respect to the remaining options granted but not yet exercised under the Octavian Option Plan. The total number of shares issued to date by the Company pursuant to the Octavian Option Plan is 13,010.

During the third quarter of 2002, 500 Markel common shares were issued pursuant to options with an exercise price of $36.25 per share. These options were granted under Markel’s 1986 stock option plan for which a registration statement on Form S-8 was in effect. At the time of the Company’s acquisition of Markel International a new holding company was formed and under applicable rules this new holding company was required to file a replacement registration statement with respect to options previously granted under the 1986 Plan (which plan expired as to new grants in 1996). Through oversight this replacement registration statement was not filed and as a result option exercises under options granted pursuant to the 1986 Plan since March 24, 2000 have occurred without registration or an appropriate exemption from registration. The Company intends to promptly file a registration statement with respect to remaining options granted but not yet exercised under the 1986 Plan. The total number of shares issued since March 24, 2000 pursuant to options granted under the 1986 Plan is 17,465 at exercise prices ranging from $11.625 to $144.30 per share for total proceeds to the Company of approximately $600,000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b)  On August 7, 2002, the Company filed a report on Form 8-K reporting under Item 9 announcing that the Principal Executive Officer, Alan I. Kirshner, and the Principal Financial Officer, Darrell D. Martin, of Markel Corporation (i) submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460 and (ii) signed certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which certifications accompanied the Company’s report on Form 10Q for the quarterly period ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of November, 2002.

THE COMPANY

By	/s/ ALAN I. KIRSHNER

Alan I. Kirshner Chief Executive Officer (Principal Executive Officer)

By	/s/ ANTHONY F. MARKEL

Anthony F. Markel President (Principal Operating Officer)

By	/s/ STEVEN A. MARKEL

Steven A. Markel Vice Chairman

By	/s/ DARRELL D. MARTIN

Darrell D. Martin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Alan I. Kirshner, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Markel Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ ALAN I. KIRSHNER

Alan I. Kirshner Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Darrell D. Martin, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Markel Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ DARRELL D. MARTIN

Darrell D. Martin Executive Vice President and Chief Financial Officer

Exhibit Index

Number	Description

3(i)	Amended and Restated Articles of Incorporation, as amended (3.1)a
3(ii)	Bylaws, as amended (3.2)b
4(i)	Credit Agreement dated December 21, 1999, among Markel Corporation, the lenders named therein and First Union National Bank, as Agent
4(ii)	First Amendment dated February 4, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent
4(iii)	Second Amendment and Consent dated March 17, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent
4(iv)	Third Amendment dated August 2, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent
4(v)	Fourth Amendment dated March 23, 2001, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2002 and the respective Notes thereto, included in the Quarterly Report on
Form 10-Q.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-4 Registration Statement No. 333-88609, dated October 7, 1999