Form 10-K
period 2002-12-31
MARKEL CORP
filed 2003-03-26
CIK 1096343

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

Commission File Number 001 - 15811

MARKEL CORPORATION
(Exact name of registrant as specified in its charter)

A Virginia Corporation

IRS Employer Identification No. 54-1959284

4521 Highwoods Parkway, Glen Allen, Virginia	23060-6148
(Address of principal executive offices)	(Zip code)

Telephone (804) 747-0136
(Registrant’s telephone number including area code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates as of June 28, 2002 was approximately $1,647,696,771.

The number of shares of the registrant’s Common Stock outstanding at March 3, 2003: 9,838,600.

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 14, 2003, referred to in Part III.

Index and Cross References-Form 10-K
Annual Report

Item No.			Page

Part I
1.	Business		10-29, 95
1a.	Executive Officers of the Registrant		96
2.	Properties (note 5)		43
3.	Legal Proceedings (note 15)		58
4.	Submission of Matters to a Vote of Security Holders		NONE

Part II
5.	Market for the Registrant’s Common Equity and Related Stockholder Matters		69, 95
6.	Selected Financial Data		30-31
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		70-94
7a.	Qualitative and Quantitative Disclosures About Market Risk		89-92
8.	Financial Statements and Supplementary Data The response to this item is submitted in Item 15 and on page 69.
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures		NONE

Part III
10.	Directors and Executive Officers of the Registrant*
11.	Executive Compensation*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13.	Certain Relationships and Related Transactions*
14.	Controls and Procedures		92

Part IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
	a.	Documents filed as part of this Form 10-K

(1) Financial Statements
		Consolidated Balance Sheets at December 31, 2002 and 2001	32
		Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001, and 2000	33
		Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001, and 2000	34
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000	35
		Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2001, and 2000	36-67
		Independent Auditors’ Report	68
(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements.
(3) See Index to Exhibits for a list of Exhibits filed as part of this report

	b.	Reports on Form 8-K. None.

	c.	See Index to Exhibits and Item 15a(3)

	d.	See Index to Financial Statements and Item 15a(2)

Index to Exhibits

3(i) Amended and Restated Articles of Incorporation, as amended (3.1)a

3(ii) Bylaws, as amended (3.2)b

4(i) Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(i))c

4(ii) First Amendment dated February 4, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(ii))c

* Items Number 10, 11, 12, and 13 will be incorporated by reference from the Registrant’s 2003 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

97

Markel Corporation & Subsidiaries

4(iii)   Second Amendment and Consent dated March 17, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(iii))c

4(iv) Third Amendment dated August 2, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(iv))c

4(v) Fourth Amendment dated March 23, 2001, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(v))c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 2002, and the respective Notes thereto, included in this Annual Report on Form 10-K.

Management Contracts or Compensatory Plans required to be filed (Item 10.1–10.10)

10.1 Markel Corporation 1986 and 1989 Stock Option Plans as amended (4(d))d

10.2 Trust and Amendment Under Markel Corporation 1989 Non-Employee Directors Stock Option Plan (10.2)e

10.3 Executive Employment Agreement between Markel Corporation and Alan I. Kirshner dated as of December 22, 2000 (10.3)e

10.4 Executive Employment Agreement between Markel Corporation and Anthony F. Markel dated as of December 22, 2000 (10.4)f

10.5 Executive Employment Agreement between Markel Corporation and Steven A. Markel dated as of December 22, 2000 (10.5)f

10.6 Executive Employment Agreement between Markel Corporation and Darrell D. Martin dated as of December 22, 2000 (10.6)f

10.7 Memorandum of understanding with Jeremy D. Cooke dated August 16, 2000 (10.7)g

10.8 Bonus Agreement with Paul W. Springman effective January 1, 2002 (10.8)g

10.9 Bonus Agreement with Jeremy D. Cooke effective January 1, 2002 (10.9)g

10.10 Employee Stock Purchase and Bonus Plan**

21 Certain subsidiaries of Markel Corporation**

23 Consents of independent auditors to incorporation by reference of certain reports into the Registrant’s Registration Statements on Forms S-8 and S-3**

99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

** filed with this report

a. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b. Incorporated by reference from Exhibit 4.2 to S-4 Registration Statement No. 333-88609, dated October 7, 1999.

c. Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002.

d. Incorporated by reference from the exhibit shown in parentheses filed with the Commission on May 25, 1989 in the Registrant’s Registration Statement on Form S-8 (Registration No. 33-28921).

e. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 1999.

f. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2000.

g. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	STEVEN A. MARKEL

Vice Chairman March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

ALAN I. KIRSHNER,*	Chief Executive Officer and Chairman of the Board of Directors

ANTHONY F. MARKEL,*	President, Chief Operating Officer and Director

STEVEN A. MARKEL,*	Vice Chairman and Director

DARRELL D. MARTIN,*	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

DOUGLAS C. EBY,*	Director

THOMAS S. GAYNER,*	Director

LESLIE A. GRANDIS,*	Director

STEWART M. KASEN,*	Director

GARY L. MARKEL,*	Director

* Signed as of March 26, 2003

98

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW

We sell specialty insurance products and programs to a variety of niche markets and believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by reason of our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: Excess and Surplus Lines, Specialty Admitted and the London Insurance Market. Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value.

Specialty Insurance

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for hard-to-place risks that do not fit the underwriting criteria of the standard carriers. For example, United States insurance regulations generally require an Excess and Surplus (E&S) risk to be declined by three admitted carriers before an E&S company may write the risk. Hard-to-place risks written in the Specialty Admitted Market include insureds engaged in similar, but highly specialized activities, who require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. Hard-to-place risks in the London Insurance Market are generally distinguishable from standard risks due to the complexity or significant size of the risk.

Competition in the specialty insurance market tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher perceived insurance risks than their standard market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our chosen markets. Most of our risks are considered on an individual basis where manuscript forms and tailored solutions are employed.

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings. Examples of niche markets that we have targeted include: wind and earthquake exposed commercial properties, liability coverage for highly specialized professionals, horse mortality and other horse related risks, personal watercrafts, high-valued motorcycles, aviation and energy related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the risk, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who can provide a full range of insurance services.

Markets

Our eight underwriting units are focused on three specialty market segments. We have five underwriting units that compete in the E&S Market, two that compete in the Specialty Admitted Market and one that competes in the London Insurance Market. See note 18 of the notes to consolidated financial statements for additional segment reporting disclosures.

The E&S Market focuses on hard-to-place risks and risks that admitted insurers specifically refuse to write. E&S eligibility allows our insurance subsidiaries to underwrite unique risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than the standard admitted market. In 2001, the E&S Market represented approximately $16 billion, or 4% of the $357 billion United States property and casualty (P&C) industry.(1)

We are the third largest domestic E&S writer in the United States as measured by direct premium writings.(1)  Five of our underwriting units, Essex Excess and Surplus Lines, Professional/Products Liability, Brokered Excess and Surplus Lines, Markel Southwest Underwriters and Markel Re (formed January 1, 2003) write in the E&S Market. In 2002, we wrote $1.3 billion of E&S business in our Excess and Surplus Lines segment.

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

Two of our underwriting units, Specialty Program Insurance and Specialty Personal and Commercial Lines, write in the Specialty Admitted Market. In 2002, we wrote $236 million of specialty admitted business.

The London Insurance Market, which produced approximately $29 billion of gross written premium in 2001, is the largest insurance market in Europe and third largest in the world. (2) The London Insurance Market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London Insurance Market is also largely a subscription market, which means that risks brought into the market are typically insured by more than one insurance company or Lloyd’s syndicate, often due to the large amount of insurance coverage required. We write business on both a direct and subscription basis in the London Insurance Market. When we write business in the subscription market, we seek to participate primarily as lead underwriter in order to control underwriting terms and conditions.

During 2001, slightly more than half of the gross premium written in the London Insurance Market was written through Lloyd’s while approximately 48% was written by London based insurance companies and protection and indemnity clubs. (2) Lloyd’s ranks as the world’s second largest(3)  insurer of commercial risks and third largest global reinsurer.(4)

Beginning with the 1994 year of account, Lloyd’s began to allow corporate entities to become capital providers. This source of capital has grown steadily and represented approximately 86% of total underwriting capacity in 2002. (5) Corporate capital providers often provide a majority or all of a syndicate’s capacity and also often own or control the syndicate’s managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results.

We participate in the London Insurance Market through Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (formerly Terra Nova Insurance Company Limited). Markel Syndicate Management Limited (Markel Syndicate Management) manages all of

(1) Annual Review of the Excess & Surplus Lines Industry, A.M. Best Special Report (September 2002).
(2) International Financial Markets in the UK, International Financial Services London (November 2002).
(3) The Top 200 Global Business Insurers, Standard & Poor’s 2002.
(4) Global Reinsurance Highlights 2002, Standard & Poor’s.
(5) Best’s Ratings of Lloyd’s, A.M. Best (September 2002).

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

our Lloyd’s syndicates. Each of these companies are wholly-owned subsidiaries. For the 2002 year of account, Markel Syndicate Management combined its operations into one syndicate, Markel Syndicate 3000. In 2002, we wrote $622 million of business in the London Insurance Market.

Approximately 23% of our 2002 premium writings were foreign risks, of which approximately 39% related to the United Kingdom. In 2001, approximately 32% of our premium writings were foreign risks, of which approximately 40% related to the United Kingdom. For 2000, approximately 29% of our premium writings were foreign risks, of which approximately 43% related to the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on our expertise. This expertise in offering and underwriting products that are not readily available is our principal means of competition. We offer over 90 major product lines. Each of these products has its own distinct competitive environment. In all of our products, we seek to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

Few barriers exist to prevent insurers from entering our segments of the P&C industry, but many of the larger P&C insurance companies have historically been unwilling to write specialty coverages. For many years, the P&C industry experienced a soft market due to what was perceived by many as excessive amounts of capital in the industry. In an attempt to utilize their capital, many insurance companies often sought to write additional premiums without appropriate regard for its ultimate profitability.

In late 1999, signs of a market hardening, that is stricter coverage terms and higher prices, began to emerge in the United States. Submissions and premium writings have increased substantially in the E&S and Specialty Admitted Markets since 2000. During 2001, premium rates also began to increase in the London Insurance Market. The terrorist attacks of September 11, 2001 continue to have a profound impact on the insurance market. During 2002, demand for insurance products to manage risks accelerated while underwriting capacity decreased. We are committed to maintaining our underwriting standards in both hard and soft insurance markets. Premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Underwriting Philosophy

By focusing on market niches where we have underwriting expertise, we seek to earn consistent underwriting profits. Underwriting profits are a key component of our strategy. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk.

The combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premium. A combined ratio less than

100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2002, our combined ratio was 103%. See Management’s Discussion & Analysis of Financial Condition and Results of Operations for a further discussion of our underwriting results. The challenges presented by our 2000 acquisition of Markel International have been larger and have taken longer to identify and resolve than we originally anticipated. We continue to make progress as demonstrated by our return to underwriting profitability in the fourth quarter of 2002.

The following graph shows our combined ratio on a U.S. GAAP basis as compared to the P&C industry for the past five years:

COMBINED RATIOS

The Underwriting Segments

We define our underwriting segments based on the areas of the specialty insurance market in which we compete. We have five underwriting units that compete in the Excess and Surplus Lines Market, two that compete in the Specialty Admitted Market and one that competes in the London Insurance Market.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes. These lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits.

MARKEL CORPORATION
2002 TOTAL GROSS PREMIUM VOLUME ($2.2 billion)

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Excess and Surplus Lines Segment

During 2002, our Excess and Surplus Lines segment reported gross premium volume of $1.3 billion, earned premiums of $768.6 million and an underwriting profit of $53.3 million. See note 18 of the notes to consolidated financial statements for additional segment reporting disclosures.

In the E&S Market, we write business through the following five units: Essex Excess and Surplus Lines; Professional/Products Liability; Brokered Excess and Surplus Lines; Markel Southwest Underwriters and beginning in 2003, Markel Re.

EXCESS AND SURPLUS LINES SEGMENT
2002 GROSS PREMIUM VOLUME ($1.3 billion)

Essex Excess and Surplus Lines. The Essex Excess and Surplus Lines unit (Essex E&S unit) writes a variety of coverages focusing on light-to-medium casualty exposures for businesses such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The Essex E&S unit also writes property insurance on classes of business ranging from small, single-location risks to large, multi-state, multi-location risks. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages. In addition, the Essex E&S unit offers coverages for heavier property risks on both an excess and primary basis, including earthquake and wind, through its Essex Special Property (ESP) division. These risks are typically larger and are of a low frequency/high severity nature.

The Essex E&S unit’s inland marine facility provides coverages for risks that include motor truck cargo, warehouseman’s legal liability, builder’s risk and contractor’s equipment. The ocean marine facility writes risks that include marinas, hull coverage, cargo and builder’s risk for yacht manufacturers. The special transportation division focuses on physical damage coverage for all types of commercial vehicles such as trucks, buses and high value automobiles. The railroad division writes all risk property coverages on railroad cars including shortline and regional railroads, tourist and scenic railroads, modern commuter rail and light rail, leased railroad equipment and railroad equipment owned by non-railroad companies.

Most of the Essex E&S unit’s business is generated by approximately 175 professional surplus lines general agents who have limited quoting and binding authority. ESP, brokerage inland marine and ocean marine produce business on a brokerage basis through approximately 240 wholesale brokers. The Essex E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The Essex E&S unit writes the majority of its business in Essex Insurance Company (Essex). Essex is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

ESSEX EXCESS AND SURPLUS LINES
2002 GROSS PREMIUM VOLUME ($492 million)

Professional/Products Liability. The primary focus of the Professional/Products Liability unit is tailored coverages that offer unique solutions for highly specialized professions. These include medical malpractice for physicians and allied healthcare risks, and professional liability for lawyers, architects and engineers, agents and brokers and management consultants. Specified professions errors and omissions coverage is targeted to start-up companies, small businesses and emerging technologies. Special risks include claims-made products liability coverage focused on new business products and technology. In addition, the Professional/Products Liability unit offers not-for-profit directors and officers liability and employment practices liability (EPL) coverage. The unit also provides EPL clients a full menu of loss prevention programs offering consultation services to all customers which can be accessed through telephone inquiry, the Internet and live seminars across the United States.

Business is written nationwide and is developed through approximately 320 wholesale brokers. The Professional/Products Liability unit writes the majority of its business in Evanston Insurance Company (EIC). EIC is admitted in Illinois and is eligible to write E&S insurance in 48 states and the District of Columbia. Admitted programs for some of these coverages are written either in Markel Insurance Company (MIC) or Markel American Insurance Company (MAIC).

PROFESSIONAL/PRODUCTS LIABILITY
2002 GROSS PREMIUM VOLUME ($390 million)

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Brokered Excess and Surplus Lines. The Brokered E&S unit is comprised of the following divisions: primary casualty, property, excess and umbrella and environmental. The primary casualty division’s areas of expertise are hard-to-place, large general liability and products liability accounts. The majority of the general liability book of business is comprised of coverages for commercial and residential contractors. The division also specializes in writing manufacturing accounts with heavy products liability exposures. The property division focuses on monoline property and package coverages for mercantile, industrial, habitational and builder’s risk exposures. The excess and umbrella division provides coverage primarily for medium to large commercial insureds. The environmental division offers environmental professional liability, contractors pollution liability and site-specific environmental impairment liability coverages. The unit operates through approximately 100 wholesale brokers and writes the majority of its business in EIC.

BROKERED EXCESS AND SURPLUS LINES
2002 GROSS PREMIUM VOLUME ($332 million)

Markel Southwest Underwriters. Markel Southwest Underwriters (MSU) writes a variety of commercial casualty and property coverages using underwriting guidelines that are modeled after those used by the Essex E&S unit. MSU’s business is concentrated in the west, southwestern and southeastern United States. Casualty coverages consist of light-to-medium casualty exposures including artisan contractors, habitational risks, office buildings, light manufacturing operations and vacant properties. MSU also writes property insurance on classes of business ranging from small, single location risks to large, multi-state, multi-location risks. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages.

Most of MSU’s business is generated by approximately 80 professional surplus lines general agents who have limited quoting and binding authority. MSU seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The majority of its business is written in EIC.

MARKEL SOUTHWEST UNDERWRITERS
2002 GROSS PREMIUM VOLUME ($103 million)

Markel Re. In late 2002, we announced the formation of a new domestic underwriting unit, Markel Re. This new unit is expected to begin writing business in the second quarter of 2003. Markel Re will concentrate on casualty facultative reinsurance opportunities in the E&S Market. Facultative placements have all of the characteristics of control, individual risk selection and pricing that we value in all of our underwriting units.

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $235.6 million, earned premiums of $185.9 million and an underwriting loss of $0.5 million in 2002. See note 18 of the notes to consolidated financial statements for additional segment reporting disclosures.

In the Specialty Admitted Market, we write business through the Specialty Program Insurance and the Specialty Personal and Commercial Lines units.

SPECIALTY ADMITTED SEGMENT
2002 GROSS PREMIUM VOLUME ($236 million)

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Specialty Program Insurance. Specialty Program Insurance focuses on providing total insurance programs for businesses engaged in similar but highly specialized activities. These activities typically do not fit the risk profiles of standard insurers which makes complete coverage difficult to obtain from a single insurer.

The Specialty Program Insurance unit is organized into four product areas that concentrate on particular markets and customer groups. The Property and Casualty division writes commercial coverages for youth and recreation oriented organizations, such as children’s summer camps, conference centers, YM/YWCAs, Boys’ and Girls’ Clubs, child care centers, nursery, private and Montessori schools and gymnastics, martial arts and dance schools. This division also writes commercial coverages for social service organizations, garages, gas stations, used car dealers and moving and storage operations. The Agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage and property and liability coverages for horse farms and boarding, breeding and training facilities. The Accident and Health division writes liability insurance for sports organizations and accident and medical insurance for colleges, universities and private schools. The Markel Risk Solutions facility works with select retail producers on a national basis to provide admitted market solutions to accounts facing difficulty in the standard marketplace. Accounts of various classes and sizes are written with emphasis placed on individual risk underwriting and pricing.

The majority of Specialty Program Insurance business is produced by approximately 3,500 retail insurance agents. Management grants very limited underwriting authority to a few carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Specialty Program Insurance is underwritten by MIC. MIC is licensed to write P&C insurance in all 50 states, including its state of domicile, Illinois, and the District of Columbia.

SPECIALTY PROGRAM INSURANCE
2002 GROSS PREMIUM VOLUME ($162 million)

Specialty Personal and Commercial Lines. Specialty Personal and Commercial Lines offers its insurance products in niche markets that are overlooked by large admitted carriers and focuses its underwriting on watercraft and commercial marine, yacht, motorcycle and property coverages. The watercraft program markets personal lines insurance coverage for personal watercraft, older boats and high performance boats; while small fishing ventures and small boat rentals are the focus of the commercial marine program. The yacht program is designed for experienced owners of moderately priced yachts. The motorcycle program’s target market is mature riders of high-valued bikes. The property program provides coverage for dwellings which do not qualify for standard homeowners coverage.

Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets. The unit distributes the watercraft, yacht and property products through wholesale and retail producers. The motorcycle program is marketed directly to the consumer, using direct mail, Internet and telephone promotions as well as relationships with various motorcycle manufacturers, dealers and associations. The Specialty Personal and Commercial Lines unit writes the majority of its business in MAIC. MAIC is licensed to write P&C business in 49 states, including its state of domicile, Virginia, and the District of Columbia.

SPECIALTY PERSONAL AND COMMERCIAL LINES
2002 GROSS PREMIUM VOLUME ($74 million)

London Insurance Market Segment

On January 1, 2002, we aligned our London Insurance Market underwriting operations along product lines into six underwriting divisions as follows:

•	Aviation
•	Marine and Energy
•	Non-Marine Property
•	Professional Indemnity
•	Reinsurance and Accident
•	Retail

To better serve our customers’ needs, these six underwriting divisions have the ability to write London Insurance Market business through either Markel International Insurance Company Limited or Markel Syndicate 3000.

In the London Insurance Market, we write specialty property, casualty, marine and aviation insurance on a direct and reinsurance basis. We take a service-oriented approach to underwriting these complex and unique risks. Business is written world-wide with approximately 22% of writings coming from the United States. During 2002, our London Insurance Market segment reported gross premium volume of $622.1 million, earned premiums of $558.5 million and an underwriting loss of $36.6 million. See note 18 of the notes to consolidated financial statements for additional segment reporting disclosures.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

LONDON INSURANCE MARKET SEGMENT
2002 GROSS PREMIUM VOLUME ($622 million)

Aviation. The Aviation underwriting division offers three categories of aviation-related coverage: airlines, non-airlines and aviation products. Airlines coverage is provided for regional/commuter aircraft which carry in excess of 50 passengers and larger cargo aircraft. Non-airlines coverage is provided for fixed wing and rotary wing operators with preference given to fleet operators. Aviation products coverage is provided for manufacturers of non-critical aircraft components, small airports, light maintenance facilities and regional catering operations. Aviation business is written on a world-wide basis, limiting its exposure in the United States.

AVIATION
2002 GROSS PREMIUM VOLUME ($45 million)

Marine and Energy. The Marine and Energy division underwrites a portfolio of coverages for cargo, energy, hull, liability, protection and indemnity, war and specie risks. The cargo account is an international transit-based book covering many types of cargo. The energy account includes all aspects of oil and gas activities. Coverage includes, but is not limited to, property damage, business interruption and oil well control. The hull account covers physical damage to ocean-going tonnage. Also offered are building and construction insurance, as well as coverage for high-valued yachts and mortgagee’s interest. The liability account provides coverage for a broad range of energy liabilities, as well as, traditional marine exposures including charterers, terminal operators and ship repairers. The protection and indemnity account provides a fixed premium facility for owners and managers of commercial ship charters. The war account covers marine, aviation and political risks. Political risks provide coverage for aspects of confiscation, terrorism, war on land and elements of contract frustration. The specie account includes coverage for fine art on exhibit and in private collections, securities, bullion, precious metals, cash in transit and jewelry.

MARINE AND ENERGY
2002 GROSS PREMIUM VOLUME ($89 million)

Non-Marine Property. The Non-Marine Property division writes property and liability business on a world-wide basis providing coverage for a wide range of insureds. Property coverage ranges from fire to catastrophe perils such as earthquake and wind storm. Business written is divided into three market categories: open market (world-wide excluding the United Kingdom and Europe), delegated authority and United Kingdom and Europe. The open market account writes direct and facultative reinsurance coverage, frequently on an all risks basis, where coverage is not limited to specific named perils. The delegated authority account provides property and liability coverage including commercial property, homeowners, inland marine, auto physical damage and commercial general liability. The coverage provided by the delegated authority account is primarily written in the United States. Brokers underwriting this business on our behalf are closely monitored, frequently audited and must adhere to strict underwriting guidelines. The United Kingdom and Europe account writes personal lines and small commercial property business on both an open market and delegated authority basis with business being geographically limited to the United Kingdom and Europe.

NON-MARINE PROPERTY
2002 GROSS PREMIUM VOLUME ($120 million)

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Professional Indemnity. The Professional Indemnity division underwrites professional indemnity and directors and officers liability coverage. The professional indemnity account offers unique solutions in four main professional classes. Covered risks include miscellaneous professionals and consultants, construction professionals, financial service professionals and professional practices. The miscellaneous professionals and consultants class includes coverages for a wide range of professionals including management consultants, publishers, broadcasters, pension trustees and political officials. The construction class includes coverages for surveyors, engineers, architects and estate agents. The financial services class includes coverages for insurance brokers, insurance agents, financial consultants, stockbrokers, fund managers, venture capitalists and bankers. The professional practices class includes coverages for accountants and solicitors. The directors and officers liability account offers coverage to public, private and non-profit companies of all sizes on either an individual or blanket basis.

The Professional Indemnity division writes business on a world-wide basis, limiting exposure in the United States.

PROFESSIONAL INDEMNITY
2002 GROSS PREMIUM VOLUME ($164 million)

Reinsurance and Accident. The Reinsurance and Accident underwriting operation is organized as follows:

Reinsurance. This division provides property treaty reinsurance including excess of loss, stop loss, aggregate excess and proportional coverage. A significant portion of the division’s excess of loss catastrophe and per risk treaty business comes from the United States and risk is balanced by international property treaties. The reinsurance division also provides reinsurance on certain casualty lines including general liability, director and officer liability, errors and omissions and medical malpractice and specialty risks such as accident and health, financial institutions, credit and political risks.

Accident. This division offers coverage for a number of specialist classes including financial institutions, contingency and accident and health. The financial institution account offers bankers blanket bond, computer crime, commercial fidelity and related coverages. The contingency account provides coverage for risks such as event cancellation, non-appearance, prize indemnity and weather.

REINSURANCE AND ACCIDENT
2002 GROSS PREMIUM VOLUME ($130 million)

Retail. The Retail division has four branch offices in the United Kingdom, all of which offer a full range of professional liability products including professional indemnity and directors and officers coverage. In addition, coverage is provided for small-to-medium sized commercial property risks on both a stand-alone and package basis. The branch offices provide insureds and brokers with direct access to decision-making underwriters who understand the local markets.

RETAIL
2002 GROSS PREMIUM VOLUME ($74 million)

Ceded Reinsurance

We purchase reinsurance coverage in order to reduce our retention on individual risks and to enable us to offer our clients policies with sufficient limits for their needs. The ceding of insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. Our underwriting philosophy is to offer products with limits which do not require us to purchase significant amounts of reinsurance. We purchase catastrophe reinsurance coverage for our catastrophe exposed policies, and we seek to manage our exposures under this coverage so that no exposure to any one reinsurer is material to our ongoing business. Reinsurance needs are assessed and purchased at the underwriting unit level with corporate oversight.

We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. To become our reinsurance partner, prospective companies generally must: (i) maintain an

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

A.M. Best or Standard & Poor’s rating of “A” (excellent); (ii) maintain minimum capital and surplus of $200 million and (iii) provide collateral for recoverables in excess of an individually established amount. In addition, certain foreign reinsurers for our United States insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who are Lloyd’s syndicates.

As we have acquired insurance operations, we have reviewed the use of reinsurance and existing reinsurance agreements and have attempted to commute or reassume risks where appropriate. We have also exited programs and products which require large amounts of reinsurance protection and we have substantially reduced the limits of coverage offered on most of our ongoing products so that the need to purchase reinsurance is reduced.

The following table displays our largest ten reinsurers by group and balances recoverable at December 31, 2002. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. These ten reinsurance groups represent 54% of our $1.7 billion reinsurance recoverable.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable

		(dollars in thousands)
Munich Re Group	A++	$178,289
Lloyd’s of London	A-	145,047
XL Capital Group	A+	109,302
Equitas	NR(1)	83,694
GE Global Group	A+	79,926
Odyssey Reinsurance Group	A	77,966
Swiss Reinsurance Group	A++	77,073
Berkshire Hathaway Group	A++	69,062
HDI Group	A+	54,402
Trenwick Group	C(2)	51,689

Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		926,450(3)

Total reinsurance recoverable on paid and unpaid losses		$1,730,879(3)

(1) NR–Not Rated. Equitas is a reinsurance company that was formed by Lloyd’s to reinsure the 1992 and prior losses of Lloyd’s syndicates. Equitas has significant exposure to asbestos and environmental losses. As a result of financial uncertainty created by this exposure, Equitas is not rated by any recognized rating agencies. At December 31, 2002, we did not have an allowance for reinsurance bad debt related to Equitas. To evaluate if an allowance was necessary, we considered, among other things, Equitas’ published financial information, reports from rating agencies and the possibility of offsetting balances Equitas owes us with balances we owe Equitas. We believe we have the right to offset balances. However, our ability to offset balances could be subject to challenge and, if successfully challenged, could result in adverse development.

(2) Since becoming one of our reinsurance partners, certain companies in the Trenwick Group have experienced financial difficulties and, as a result, A.M. Best has downgraded their ratings. At December 31, 2002, we held security of approximately $40.7 million from various companies within the Trenwick Group.

(3) Amounts include $14.0 million and $129.5 million, respectively, for reinsurance recoverable on paid and unpaid losses related to the terrorist attacks of September 11, 2001.

Reinsurance recoverable balances are shown before consideration of balances owed to reinsurers and any potential rights of offset, any collateral held by us and allowances for bad debts.

See note 14 of the notes to consolidated financial statements and Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about our reinsurance programs and exposures.

Reinsurance treaties are generally subject to cancellation on the anniversary date and are subject to annual renegotiations. In most circumstances, the reinsurer remains responsible for all business produced prior to termination. Treaties also typically contain provisions concerning ceding commissions, required reports to reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions which allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an unapproved reinsurer under applicable regulations.

Investments

Our business strategy clearly recognizes the importance of both underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately three quarters of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. We seek to invest in companies with solid business plans, capable and honest management and the potential for appreciation. We seek to hold these investments over the long term. The investment portfolio is managed by company officers.

Total investment returns include items which impact net income, such as net investment income and realized gains or losses from the sales of investments, as well as items which do not impact net income, such as changes in unrealized holding gains or losses and the effects of foreign exchange movements during the period. During 2002, our investment portfolio produced net investment income of $170.1 million and net realized gains of $51.0 million. During the year ended December 31, 2002, net unrealized gains on the investment portfolio increased by $5.2 million, net of tax. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. Our focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

The ultimate success of our investment strategy is best analyzed from the review of total investment returns over several years. The following table presents taxable equivalent total returns before and after the effects of foreign currency movements:

ANNUAL TAXABLE EQUIVALENT TOTAL RETURNS

	Years Ended December 31,					Weighted Average Five Year Annual Return	Weighted Average Ten Year Annual Return

	1998	1999	2000	2001	2002

Equities	13.3%	(10.3)%	26.4%	16.9%	(8.8)%	6.8%	11.2%
Fixed maturities	7.6%	0.9%	10.5%	7.7%	9.8%	8.0%	8.0%
Total portfolio	8.9%	(1.3)%	12.4%	8.8%	7.0%	7.7%	8.2%
Total portfolio, after foreign currency effect	8.9%	(1.3)%	11.6%	8.4%	8.3%	7.8%	8.3%
Ending portfolio balance (in millions)	$1,483	$1,625	$3,136	$3,591	$4,314

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Our disciplined, value-oriented investment approach generated solid investment results in 2002 and over the long term as evidenced by the previous table.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. Standard & Poor’s (S&P’s) and Moody’s Investors Service (Moody’s) provide corporate and municipal debt ratings based on their assessment of the credit quality of an obligor with respect to a specific obligation. S&P’s ratings range from “AAA” (capacity to pay interest and repay principal is extremely strong) to “D” (debt is in payment default). Securities with ratings of “BBB” or higher are referred to as investment grade securities. Debt rated “BB” and below is regarded by S&P as having predominately speculative characteristics with respect to capacity to pay interest and repay principal. Moody’s ratings range from “Aaa” to “C” with ratings of “Baa” or higher considered investment grade.

Our fixed maturity portfolio has an average rating of “AA,” with 91% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in securities which are rated investment grade and to minimize investments in fixed maturity securities that are unrated or rated below investment grade.

See Market Risk Disclosures in Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

The following chart shows our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2002:

2002 CREDIT QUALITY OF FIXED MATURITY PORTFOLIO ($3,251 million)

Shareholder Value

Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, we assess our effectiveness in building shareholder value through the measurement of growth in book value per share. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We recognize that it may be difficult to grow book value consistently each year, so we measure ourselves over a longer period of time. Our stated objective is to grow book value per share by an annual compound growth rate of 20%, measured over a five year period. For the year ended December 31, 2002, book value per share increased 7% primarily due to 2002 net income. For the year ended December 31, 2001, book value per share increased 8% primarily due to two common share offerings with net proceeds of $408 million and increased unrealized gains on our investment portfolio, partially offset by a net loss. Over the past five years, we have grown book value per share at a compound annual rate of 13% to $117.89 per share. Excluding the effect of 1.75 million common shares issued in 2000 to acquire Markel International and 2001 equity offerings, book value per share grew at a compound annual rate of 5% over the past five years. The following graph presents the Company’s book value per share for the past five years:

Regulatory Environment

Our insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. Regulation is intended for the benefit of policyholders rather than shareholders.

United States. In the United States, state regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, the licensing of insurers and their agents, the approval of forms and policies used, the nature of, and limitations on, insurers’ investments, the form and content of annual statements and other reports on the financial condition of such insurers and the establishment of reserves.

As an insurance holding company, we are also subject to certain state laws. Under these laws, insurance departments may, at any time, examine us, require disclosure of material transactions, require approval of certain extraordinary transactions, such as extraordinary dividends from our insurance subsidiaries to us or require approval of changes in control of an insurer or an insurance holding company. Generally, control for these purposes is defined as ownership or voting power of 10% or more of a company’s shares.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2002, our United States insurance subsidiaries could pay up to $ 79.2 million during the following 12 months under the ordinary dividend regulations without prior regulatory approval.

United Kingdom and Lloyd’s Regulation. With the enactment of the Financial Services and Markets Act, the United Kingdom government authorized the Financial Services Authority (FSA) to supervise all securities, banking and insurance businesses, including Lloyd’s. The FSA oversees compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. Both Markel International Insurance Company Limited and Markel Syndicate Management are authorized and regulated by the FSA. We are required to seek approval from the FSA for any dividends from Markel International Insurance Company Limited.

In addition, both Markel Capital and Markel Syndicate Management are subject to regulation and supervision by the Council of Lloyd’s (the Council). The Council prescribes, in respect of each business, certain minimum standards relating to management and control, solvency, risk-based capital and various other requirements. On January 1, 2003, the Council delegated certain of these responsibilities to the newly formed Lloyd’s Franchise Board.

Ratings

Financial stability and strength are important purchase considerations of policyholders and insurance agents and brokers. Because an insurance premium paid today purchases coverage for losses that might not be paid for many years, the financial viability of the insurer is of critical concern. Various independent rating agencies provide information and assign ratings to assist buyers in their search for financially sound insurers. Rating agencies periodically re-evaluate assigned ratings based upon changes in the insurer’s operating results, financial condition or other significant factors influencing the insurer’s business. Changes in assigned ratings could have an adverse impact on an insurer’s ability to write new business.

A.M. Best Company (Best) assigns financial strength ratings (FSRs) to P&C insurance companies based on quantitative criteria such as profitability, leverage and liquidity, as well as qualitative assessments such as the spread of risk, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of loss reserves and surplus and the competence, experience and integrity of management. Best’s FSRs range from “A++” (superior) to “F” (in liquidation).

S&P also provides analytical and statistical information on the solvency and liquidity of major insurance companies. S&P’s FSRs concern only the likelihood of timely payment of policyholder obligations and are not intended to refer to the ability of either the rated company or its parent or subsidiary to pay non-policy obligations such as debt or commercial paper. The S&P FSRs range from “AAA” (extremely strong financial security) to “CC” (extremely weak financial security).

Best has assigned our United States insurance subsidiaries a group rating of “A” (excellent). In addition, our United States insurance subsidiaries are rated “A-” (strong) by S&P. Best and S&P rate the Lloyd’s Market as a group and do not generally rate individual syndicates. Lloyd’s is rated “A-” (excellent) by Best and “A” (strong) by S&P. Markel International Insurance Company Limited, our London based insurance subsidiary, is rated “B++” (very good) by Best and “BBB-” (good) by S&P.

In February 2002, S&P placed a “negative outlook” on the FSRs of our insurance subsidiaries. A “negative outlook” signifies that upon completion of a ratings review, the rating agency may affirm or downgrade our ratings. The negative outlook was primarily the result of underwriting losses at Markel International during 2001. Since December 31, 2002 we have had detailed discussions with all rating agencies that review us concerning our 2002 results, capital structure, and forecasted operating and financing plans. Based on our improved operating performance and other factors, one of the rating agencies that reviews us recently affirmed our senior debt and financial strength ratings with a “stable outlook.”

Associates

At December 31, 2002, we had 1,621 employees, six of whom were executive officers.

As a service organization, our continued profitability and growth are dependent upon the talent and enthusiasm our associates bring to their jobs. We have structured incentive compensation plans and stock purchase plans to encourage associates to achieve corporate objectives and think and act like owners. Associates are offered many opportunities to become shareholders. Every associate eligible to participate in the Company’s 401(k) plan receives one-third of our contribution in Markel stock and may purchase stock with their own contributions. Stock may be acquired through a payroll deduction plan, and associates have been given the opportunity to purchase stock with loans financed by us with a partially subsidized interest rate. Under our incentive compensation plans, associates may earn a meaningful bonus based on individual and company performance. At December 31, 2002, we estimate associates’ ownership, including executive officers and directors, at approximately 15% of our outstanding shares. We believe that employee stock ownership and rewarding value-added performance align associates’ interests with the interests of non-employee shareholders.

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1, 2)

	2002	2001	2000

RESULTS OF OPERATIONS
Earned premiums	$1,549	$1,207	$939
Net investment income	170	171	154
Total operating revenues	1,770	1,397	1,094
Net income (loss)	75	(126)	(28)
Comprehensive income (loss)	73	(77)	81
Net income (loss) per diluted share	$7.65	$(14.73)	$(3.99)
FINANCIAL POSITION
Total investments and cash	$4,314	$3,591	$3,136
Total assets	7,409	6,441	5,473
Unpaid losses and loss adjustment expenses	4,367	3,700	3,037
Convertible notes payable	86	116	—
Long-term debt	404	265	573
8.71% Capital Securities	150	150	150
Shareholders’ equity	1,159	1,085	752
Common shares outstanding (at year end, in thousands)	9,832	9,820	7,331

OPERATING PERFORMANCE MEASURES AND OTHER (1, 2, 3)

OPERATING DATA PER DILUTED SHARE AND OTHER
Core operations(3)	$4.98	$(13.13)	$(2.31)
Net realized gains (losses)	3.37	1.52	0.14
Nonrecurring items	—	—	1.16
Amortization of intangible assets	(0.70)	(3.12)	(2.98)

Net income (loss)	$7.65	$(14.73)	$(3.99)

Book value per common shares outstanding	$117.89	$110.50	$102.63
Growth (decline) in book value	7%	8%	50%
5-Year CAGR in book value (4)	13%	18%	21%
Closing stock price	$205.50	$179.65	$181.00
RATIO ANALYSIS
U.S. GAAP combined ratio(5)	103%	124%	114%
Investment yield (6)	4%	5%	6%
Taxable equivalent total investment return (7)	8%	8%	12%
Investment leverage (8)	3.7	3.3	4.2%
Debt to total capital (Capital Securities as debt)	36%	33%	49%
Debt to total capital (Capital Securities as equity) (9)	27%	24%	39%

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1, 2)

	1999	1998	1997	1996	1995	1994	1993	10-Year CAGR (4)

Earned premiums	$437	$333	$333	$307	$285	$243	$193	26%
Net investment income	88	71	69	51	43	29	24	20%
Total operating revenues	524	426	419	367	344	280	235	24%
Net income (loss)	41	57	50	47	34	19	24	—
Comprehensive income (loss)	(40)	68	92	56	75	(100)	34	—
Net income (loss) per diluted share	$7.20	$10.17	$8.92	$8.30	$6.15	$3.33	$4.23	—
FINANCIAL POSITION
Total investments and cash	$1,625	$1,483	$1,410	$1,142	$927	$622	$609	25%
Total assets	2,455	1,921	1,870	1,605	1,315	1,103	1,135	21%
Unpaid losses and loss adjustment expenses	1,344	934	971	936	734	653	688	20%
Convertible notes payable	—	—	—	—	—	—	—	—
Long-term debt	168	93	93	115	107	101	78	—
8.71% Capital Securities	150	150	150	—	—	—	—	—
Shareholders’ equity	383	425	357	268	213	139	151	27%
Common shares outstanding (at year end, in thousands)	5,590	5,522	5,474	5,458	5,422	5,387	5,414	—

OPERATING PERFORMANCE MEASURES AND OTHER (1, 2, 3)

OPERATING DATA PER DILUTED SHARE AND OTHER
Core operations(3)	$8.17	$8.10	$7.43	$6.03	$5.15	$3.77	$3.31	—
Net realized gains (losses)	(0.10)	2.37	1.82	0.58	1.39	0.45	1.83	—
Nonrecurring items	—	—	—	2.05	—	—	—	—
Amortization of intangible assets	(0.87)	(0.30)	(0.33)	(0.36)	(0.39)	(0.89)	(0.91)	—

Net income (loss)	$7.20	$10.17	$8.92	$8.30	$6.15	$3.33	$4.23	—

Book value per common shares outstanding	$68.59	$77.02	$65.18	$49.16	$39.37	$25.71	$27.83	19%
Growth (decline) in book value	(11
)%
		18%	33%	25%	53%	(8)%	38%	—
5-Year CAGR in book value(4)	22%	23%	26%	26%	31%	17%	25%	—
Closing stock price	$155.00	$181.00	$156.13	$90.00	$75.50	$41.50	$39.38	—
RATIO ANALYSIS
U.S. GAAP combined ratio(5)	101%	98%	99%	100%	99%	97%	97%	—
Investment yield(6)	5%	5%	5%	5%	6%	5%	5%	—
Taxable equivalent total investment return(7)	(1)%	9%	13%	8%	16%	(1)%	12%	—
Investment leverage(8)	4.2	3.5	4.0	4.3	4.3	4.5	4.0	—
Debt to total capital (Capital Securities as debt)	45%	36%	41%	30%	33%	42%	34%	—
Debt to total capital (Capital Securities as equity)(9)	24%	14%	16%	30%	33%	42%	34%	—

(1)

Reflects the acquisitions of Gryphon Holding Inc. (January 15, 1999) and Terra Nova (Bermuda) Holdings Ltd. (March 24, 2000) using the purchase method of accounting. Also reflects the issuance in 2001 of 2.5 million common shares with net proceeds of $408 million.

(2)	In accordance with the provisions of Financial Accounting Standards Board Statement No. 142, the Company discontinued the amortization of goodwill as of January 1, 2002.
(3)

Operating Performance Measures and Other provide a basis for management to evaluate the Company’s performance. The Company’s method of computing these measures may differ from the methods used by other companies. See further discussion of management’s evaluation of these measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In evaluating its operating performance, the Company focuses on core underwriting and investing results (core operations) before considering net gains or losses from the sale of investments, amortization expense and any nonrecurring items. These measures do not replace operating income (loss) or net income (loss) computed in accordance with U.S. GAAP as a measure of profitability. The Company believes that core operations per diluted share provides meaningful information about the performance of its core underwriting and investing activities.

(4)	CAGR—compound annual growth rate.
(5)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(6)	Investment yield reflects net investment income as a percent of average invested assets.
(7)

Taxable equivalent total investment return includes net investment income, net realized investment gains or losses, the change in market value of the investment portfolio and the effect of foreign currency exchange movements during the period as a percentage of average invested assets. Tax-exempt interest and dividend payments are grossed up using the U.S. corporate tax rate to reflect an equivalent taxable yield.

(8)	Investment leverage represents total investments and cash divided by shareholders’ equity.
(9)

The 8.71% Capital Securities contain equity-like features including the Company’s option to defer interest payments for five years and a 49-year term. Due to these unique features, the Company considers the 8.71% Capital Securities as 100% equity.

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $3,119,814 in 2002 and $2,620,418 in 2001)	$3,251,186	$2,686,076
Equity securities (cost of $406,635 in 2002 and $341,631 in 2001)	550,909	543,554
Short-term investments (estimated fair value approximates cost)	67,821	64,791

TOTAL INVESTMENTS, AVAILABLE-FOR-SALE	3,869,916	3,294,421

Cash and cash equivalents	444,236	296,781
Receivables	408,542	372,076
Reinsurance recoverable on unpaid losses	1,586,128	1,397,202
Reinsurance recoverable on paid losses	144,751	171,810
Deferred policy acquisition costs	150,547	140,707
Prepaid reinsurance premiums	219,665	170,246
Intangible assets	361,444	372,128
Other assets	223,331	225,257

TOTAL ASSETS	$7,408,560	$6,440,628

LIABILITIES AND SHARE HOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$4,366,803	$3,699,973
Unearned premiums	937,364	806,922
Payables to insurance companies	122,191	169,570
Convertible notes payable (estimated fair value of $89,000 in 2002 and $117,000 in 2001)	86,109	116,022
Long-term debt (estimated fair value of $415,000 in 2002 and $262,000 in 2001)	404,384	264,998
Other liabilities	182,598	148,035
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of Markel Corporation (estimated fair value of $118,000 in 2002 and $108,000 in 2001)	150,000	150,000

TOTAL LIABILITIES	6,249,449	5,355,520

Shareholders’ equity
Common stock	736,246	735,569
Retained earnings	251,568	176,252
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $96,476 in 2002 and $93,653 in 2001	179,170	173,928
Cumulative translation adjustments, net of tax benefit of $4,239 in 2002 and $345 in 2001	(7,873)	(641)

TOTAL SHAREHOLDERS’ EQUITY	1,159,111	1,085,108
Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,408,560	$6,440,628

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2002	2001	2000

	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,549,016	$1,206,684	$938,543
Net investment income	170,137	170,722	154,186
Net realized gains from investment sales	51,042	20,006	1,478
Other	—	—	276

TOTAL OPERATING REVENUES	1,770,195	1,397,412	1,094,483

OPERATING EXPENSES
Losses and loss adjustment expenses	1,114,610	1,049,421	731,531
Underwriting, acquisition and insurance expenses	487,108	450,859	339,089
Amortization of intangible assets	10,684	30,683	23,321

TOTAL OPERATING EXPENSES	1,612,402	1,530,963	1,093,941

OPERATING INCOME (LOSS)	157,793	(133,551)	542

Interest expense	40,100	48,647	52,348

INCOME (LOSS) BEFORE INCOME TAXES	117,693	(182,198)	(51,806)
Income tax expense (benefit)	42,369	(56,481)	(24,214)

NET INCOME (LOSS)	$75,324	$(125,717)	$(27,592)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on securities, net of taxes
Net holding gains arising during the period	$38,419	$62,695	$109,829
Less reclassification adjustments for net gains included in net income (loss)	(33,177)	(13,003)	(961)

Net unrealized gains	5,242	49,692	108,868
Currency translation adjustments, net of taxes	(7,232)	(863)	222

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,990)	48,829	109,090

COMPREHENSIVE INCOME (LOSS)	$73,334	$(76,888)	$81,498

NET INCOME (LOSS) PER SHARE
Basic	$7.67	$(14.73)	$(3.99)
Diluted	$7.65	$(14.73)	$(3.99)

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(in thousands)
Shareholders’ Equity at January 1, 2000	5,590	$25,625	$342,426	$15,368	$383,419
Net loss	—	—	(27,592)	—	(27,592)
Net unrealized holding gains arising during the period, net of taxes	—	—	—	108,868	108,868
Currency translation adjustments, net of taxes	—	—	—	222	222

Comprehensive income					81,498
Issuance of common stock	1,848	300,289	—	—	300,289
Repurchase of common stock	(107)	—	(12,834)	—	(12,834)

Shareholders’ Equity at December 31, 2000	7,331	325,914	302,000	124,458	752,372
Net loss	—	—	(125,717)	—	(125,717)
Net unrealized holding gains arising during the period, net of taxes	—	—	—	49,692	49,692
Currency translation adjustments, net of taxes	—	—	—	(863)	(863)

Comprehensive loss					(76,888)
Issuance of common stock	2,501	409,655	—	—	409,655
Repurchase of common stock	(12)	—	(31)	—	(31)

Shareholders’ Equity at December 31, 2001	9,820	735,569	176,252	173,287	1,085,108
Net income	—	—	75,324	—	75,324
Net unrealized holding gains arising during the period, net of taxes	—	—	—	5,242	5,242
Currency translation adjustments, net of taxes	—	—	—	(7,232)	(7,232)

Comprehensive income					73,334
Issuance of common stock	14	677	—	—	677
Repurchase of common stock	(2)	—	(8)	—	(8)

SHAREHOLDERS’ EQUITY AT DECEMBER 31, 2002	9,832	$736,246	$251,568	$171,297	$1,159,111

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$75,324	$(125,717)	$(27,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Deferred income tax benefit	(3,467)	(76,201)	(18,101)
Depreciation and amortization	28,231	41,913	32,398
Net realized gains from investment sales	(51,042)	(20,006)	(1,478)
Decrease (increase) in receivables	(36,466)	11,086	177,235
Decrease (increase) in deferred policy acquisition costs	(9,840)	(10,063)	17,491
Increase in unpaid losses and loss adjustment expenses, net	504,963	198,388	13,876
Increase (decrease) in unearned premiums, net	81,023	74,285	(116,610)
Increase (decrease) in payables to insurance companies	(47,379)	31,328	(9,038)
Other	(33,980)	39,453	21,032

NET CASH PROVIDED BY OPERATING ACTIVITIES	507,367	164,466	89,213

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	2,214,265	914,082	830,800
Proceeds from maturities, calls and prepayments of fixed maturities	98,838	136,685	73,365
Cost of fixed maturities and equity securities purchased	(2,755,802)	(1,382,792)	(891,638)
Net change in short-term investments	(3,030)	15,919	6,154
Acquisitions of insurance companies, net of cash acquired	—	—	(208,040)
Sales of insurance companies, net of cash sold	—	—	12,482
Additions to property and equipment	(14,552)	(8,510)	(19,633)
Other	(1,961)	(3,877)	(5,101)

NET CASH USED BY INVESTING ACTIVITIES	(462,242)	(328,493)	(201,611)

FINANCING ACTIVITIES
Additions to long-term debt and convertible notes payable	270,000	147,943	370,000
Repayments and repurchases of long-term debt and convertible notes payable	(167,833)	(344,786)	(128,310)
Issuance of common stock	—	407,532	—
Other	163	(201)	(8,027)

NET CASH PROVIDED BY FINANCING ACTIVITIES	102,330	210,488	233,663

Increase in cash and cash equivalents	147,455	46,461	121,265
Cash and cash equivalents at beginning of year	296,781	250,320	129,055

CASH AND CASH EQUIVALENTS AT END OF YEAR	$444,236	$296,781	$250,320

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Markel Corporation underwrites insurance products and programs to niche markets and operates in three segments of the specialty insurance marketplace. Markel Corporation operates in the Excess and Surplus Lines Market, the Specialty Admitted Market and the London Insurance Market through its wholly-owned subsidiary, Terra Nova (Bermuda) Holdings Ltd., which was acquired on March 24, 2000 (referred to in these notes to consolidated financial statements as Markel International or Terra Nova (Bermuda) Holdings Ltd.). See note 18 for further discussion of changes made at Markel International as of January 1, 2002 and the impact of those changes on Markel Corporation’s operations in its London Insurance Market segment.

a) Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years’ amounts have been made to conform with 2002 presentations.

The Company writes business in the Lloyd’s market through its corporate capital provider, Markel Capital Limited (Markel Capital), a wholly-owned subsidiary. Markel Syndicate Management Limited (Markel Syndicate Management), a wholly-owned subsidiary, manages the Company’s syndicates at Lloyd’s. As of January 1, 2001, Markel Capital provided 100% of the capacity to the Company’s syndicates. Prior to 2001, Markel Capital provided less than 100% of the capacity to the Company’s syndicates. For years of account prior to 2001, the Company recorded its pro rata share of syndicates’ assets, liabilities, revenues and expenses.

Reinsurance to close Lloyd’s syndicates (RITC) represents the amount due from minority participants in a year of account. The minority participants pay the Company a reinsurance premium to assume their share of outstanding liabilities and related claims handling costs (including claims incurred but not reported), net of estimated reinsurance recoverables. RITC transactions have no impact on the Company’s results of operations and will end when pre-2001 years of account are closed.

Lloyd’s syndicates use cash basis accounting to determine underwriting results by year of account over a three-year period. The Company makes adjustments to convert from Lloyd’s cash basis accounting to accrual basis accounting in accordance with U.S. GAAP. Generally, adjustments are made to recognize underwriting results, including expected written and earned premiums and losses and expenses incurred on an accrual basis.

b) Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically reviews its estimates and assumptions including the adequacy of reserves for unpaid losses and loss adjustment expenses, reinsurance allowance for doubtful accounts and litigation liabilities, as well as the recoverability of deferred tax assets, deferred policy acquisition costs and intangible assets and the evaluation of the investment portfolio for other than temporary declines in estimated fair value. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

c) Investments. All investments are considered available-for-sale and are recorded at estimated fair value, generally based on quoted market prices. The net unrealized gains or losses on investments, net of deferred income taxes, are included in accumulated other comprehensive income in shareholders’ equity. A decline in the fair value of any investment below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for the security.

1.  Summary of Significant Accounting Policies (continued)

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

g) Intangible Assets. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. Prior to the adoption of Statement No. 142, goodwill was amortized using the straight-line method, generally over 20 to 40 years. Policy renewal rights represent the value attributable to renewal rights for lines of businesses acquired and are amortized using the straight-line method over the estimated lives of the businesses acquired, generally three years. The cost of purchasing Lloyd’s capacity is amortized using the straight-line method over three years.

h) Revenue Recognition. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Profit-sharing commissions from reinsurers are recognized when earned, based on reserve development studies, and are netted against policy acquisition costs. Premiums ceded are netted against premiums written. The Company uses the periodic method to account for assumed reinsurance from foreign reinsurers. The Company’s foreign reinsurers provide sufficient information to record foreign assumed business in the same manner as the Company records United States assumed business.

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

j) Derivative Financial Instruments. Effective January 1, 2001, the Company adopted the provisions of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  All derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities, are measured at fair value and recognized as either assets or liabilities on the

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Summary of Significant Accounting Policies (continued)

consolidated balance sheets. Changes in fair value are recognized immediately in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting. The gains or losses from the change in fair value of derivatives that qualify as hedges are recognized in earnings or other comprehensive income (OCI), depending on the type and effectiveness of the hedge. Derivatives are not typically used by the Company for trading purposes.

k) Income Taxes. Deferred tax assets and liabilities are recorded in accordance with the provisions of Statement No. 109, Accounting for Income Taxes. Under Statement No. 109, the Company records deferred income taxes to reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their tax bases.

l) Foreign Currency Translation. The functional currencies of the Company’s foreign operations are the currencies in which the majority of their business is transacted. Assets and liabilities of foreign operations are translated into the United States Dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of the foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are included, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency are included in net income (loss).

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk and related exchange rate fluctuations are reflected in OCI.

m) Net Income (Loss) Per Share. Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year.

n) Stock Compensation Plans. The Company applies the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock based compensation plans. The Company has adopted the disclosure-only provisions of Statement No. 123, Accounting for Stock Based Compensation, as amended.

Stock based compensation cost, net of taxes, included in net income (loss) under APB Opinion No. 25 was $0.4 million, $1.1 million and $2.1 million in 2002, 2001 and 2000, respectively. Under the fair value method principles of Statement No. 123, pro forma stock based compensation cost, net of taxes, and pro forma net income (loss) would have differed from reported amounts by less than $0.1 million in each period. The pro forma impact of stock options issued after 1994 had no effect on basic or diluted net income (loss) per share in each period.

o) Comprehensive Income (Loss). Comprehensive income (loss) represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss), such as unrealized gains or losses on certain investments in fixed maturities and equity securities and foreign currency translation adjustments.

2. Investments

a) Following is a summary of investments (dollars in thousands):

	December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$760,406	$19,005	$(561)	$778,850
Obligations of states, municipalities and political subdivisions	538,851	32,799	(193)	571,457
Foreign governments	362,533	10,950	(122)	373,361
Public utilities	194,399	7,178	(885)	200,692
Convertibles and bonds with warrants	5,204	131	—	5,335
All other corporate bonds	1,258,421	65,313	(2,243)	1,321,491

Total fixed maturities	3,119,814	135,376	(4,004)	3,251,186
Equity securities
Banks, trusts and insurance companies	185,542	98,177	(4,034)	279,685
Industrial, miscellaneous and all other	221,093	61,844	(11,713)	271,224

Total equity securities	406,635	160,021	(15,747)	550,909
Short-term investments	67,821	—	—	67,821

TOTAL INVESTMENTS	$3,594,270	$295,397	$(19,751)	$3,869,916

	December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$575,599	$9,518	$(3,479)	$581,638
Obligations of states, municipalities and political subdivisions	441,174	11,124	(1,878)	450,420
Foreign governments	605,961	20,521	(669)	625,813
Public utilities	110,282	1,896	(1,586)	110,592
Convertibles and bonds with warrants	12,898	346	—	13,244
All other corporate bonds	874,504	34,888	(5,023)	904,369

Total fixed maturities	2,620,418	78,293	(12,635)	2,686,076
Equity securities
Banks, trusts and insurance companies	167,177	113,167	(1,459)	278,885
Industrial, miscellaneous and all other	174,454	93,803	(3,588)	264,669

Total equity securities	341,631	206,970	(5,047)	543,554
Short-term investments	64,791	—	—	64,791

TOTAL INVESTMENTS	$3,026,840	$285,263	$(17,682)	$3,294,421

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

b) The amortized cost and estimated fair value of fixed maturities at December 31, 2002 are shown below by contractual maturity (dollars in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$110,313	$111,657
Due after one year through five years	836,670	871,143
Due after five years through ten years	1,129,112	1,178,098
Due after ten years	1,043,719	1,090,288

TOTAL	$3,119,814	$3,251,186

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.3 years.

c) Components of net investment income are as follows (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Interest
Municipal bonds (tax-exempt)	$24,981	$23,352	$23,693
Taxable bonds	130,928	127,423	111,767
Short-term investments, including overnight deposits	13,218	18,761	17,440
Dividends on equity securities	7,882	7,216	7,044

	177,009	176,752	159,944
Less investment expenses	6,872	6,030	5,758

NET INVESTMENT INCOME	$170,137	$170,722	$154,186

2. Investments (continued)

d) The following table presents the Company’s realized gains (losses) from investment sales and the change in gross unrealized gains (losses) (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Realized gains
Fixed maturities	$66,357	$28,168	$12,930
Equity securities	3,218	14,687	23,900

	69,575	42,855	36,830

Realized losses
Fixed maturities	(12,647)	(2,323)	(18,160)
Equity securities	(5,886)	(20,526)	(17,192)

	(18,533)	(22,849)	(35,352)

NET REALIZED GAINS FROM INVESTMENT SALES	$51,042	$20,006	$1,478

Change in gross unrealized gains (losses)
Fixed maturities	$65,714	$14,266	$88,844
Equity securities	(57,649)	62,182	78,645

NET INCREASE	$8,065	$76,448	$167,489

e) At December 31, 2002, the Company had $75.9 million of irrevocable undrawn letters of credit and $1.5 billion of investments, cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders or reinsurers in the event of default by the Company on its obligations to pay claims. These invested assets and the related liabilities are included on the Company’s consolidated balance sheets. The following provides additional detail for irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company’s United States insurance companies had invested assets with a carrying value of $33.8 million and $38.0 million on deposit with state regulatory authorities at December 31, 2002 and 2001, respectively.

Invested assets with a carrying value of $17.1 million and $21.5 million at December 31, 2002 and 2001, respectively, were held in trust for the benefit of cedents of the Company’s United States insurance companies.

Invested assets with a carrying value of $187.3 million and $176.3 million at December 31, 2002 and 2001, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL’s accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $33.4 million and $29.8 million at December 31, 2002 and 2001, respectively, were held in trust for the benefit of MIICL’s United States surplus lines policyholders.

Invested assets with a carrying value of $38.5 million and $47.1 million at December 31, 2002 and 2001, respectively, were held in trust for the benefit of MIICL’s Canadian cedents.

The Company had contingent liabilities regarding irrevocable undrawn letters of credit supporting certain reinsurance business written in the United States by MIICL and Terra Nova (Bermuda)

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Investments (continued)

Insurance Company Ltd., a wholly-owned subsidiary, of $75.9 million and $82.2 million at December 31, 2002 and 2001, respectively. The Company had deposited invested assets with a carrying value of $101.9 million and $105.5 million at December 31, 2002 and 2001, respectively, as collateral against these amounts.

The Company had deposited $452.2 million and $215.9 million of invested assets with Lloyd’s to support its underwriting activities at December 31, 2002 and 2001, respectively. In addition, the Company had invested assets with a carrying value of $683.4 million and $384.2 million at December 31, 2002 and 2001, respectively, held in trust for the benefit of the syndicates’ policyholders. At December 31, 2001, the Company had contingent liabilities regarding irrevocable undrawn letters of credit of $193.3 million supporting its underwriting activities at Lloyd’s and had deposited invested assets with a carrying value of $204.3 million, as collateral to support this commitment.

f) Investments in U.S. Treasury securities and obligations of U.S. government agencies were the only investment in any one issuer that exceeded 10% of shareholders’ equity at December 31, 2002.

3.  Receivables

Following are the components of receivables (dollars in thousands):

	December 31,

	2002	2001

Amounts receivable from agents, brokers and insureds	$301,024	$349,397
Less allowance for doubtful receivables	5,826	5,233

	295,198	344,164
Other	113,344	27,912

RECEIVABLES	$408,542	$372,076

Amounts receivable from agents, brokers and insureds included $70.2 million and $135.7 million of accrued premium income at December 31, 2002 and 2001, respectively. Accrued premium income represents the difference between estimated cumulative ultimate gross written premium and cumulative billed premiums. This timing difference arises because agents around the world have obligated the Company to provide coverage but have not yet reported final policy information.

During October 2002, the Company resolved a dispute with several reinsurers and Marsh, Inc. regarding reinsurance balances owed to the Company. As a result of the settlement, Marsh, Inc. has agreed to pay 57% of future claims from the program involved in the dispute. Other receivables included $82.2 million of recoverable from Marsh, Inc. at December 31, 2002 under the settlement. Marsh, Inc. is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc.

4.  Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Balance, beginning of year	$140,707	$130,644	$50,800
Policy acquisition costs of acquired companies	—	—	97,335
Policy acquisition costs deferred	339,286	324,695	193,920
Amortization and write off charged to expense	(329,446)	(314,632)	(211,411)

DEFERRED POLICY ACQUISITION COSTS	$150,547	$140,707	$130,644

The following reflects the components of underwriting, acquisition and insurance expenses (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Amortization and write off of policy acquisition costs	$329,446	$314,632	$211,411
Other operating expenses	157,662	136,227	127,678

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES	$487,108	$450,859	$339,089

5.  Property and Equipment

Following are the components of property and equipment which are included in other assets on the consolidated balance sheets (dollars in thousands):

	December 31,

	2002	2001

Leasehold improvements	$22,360	$17,157
Furniture and equipment	43,676	35,275
Other	1,707	1,820

	67,743	54,252
Less accumulated depreciation and amortization	33,256	26,615

PROPERTY AND EQUIPMENT	$34,487	$27,637

Depreciation and amortization expense of property and equipment was $7.3 million, $7.2 million and $7.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company does not own any material properties as it leases substantially all of its facilities and certain furniture and equipment under operating leases with remaining terms up to approximately fifteen years.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Property and Equipment (continued)

Minimum annual rental commitments for noncancelable operating leases at December 31, 2002 are as follows (dollars in thousands):

Years Ending December 31,

2003	$11,185
2004	10,595
2005	10,443
2006	11,838
2007	11,832
2008 and thereafter	34,289

TOTAL	$90,182

Total rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $12.3 million, $11.7 million and $11.2 million, respectively.

6.  Intangible Assets

The Company completed the transitional goodwill impairment test early in 2002 as required by Statement No. 142. Goodwill is also required to be tested annually for impairment under Statement No. 142 and the Company elected September 30 as its annual review date. The Company determined that there was no indication of goodwill impairment at either testing date in 2002.

a)     The following tables present the components of acquired intangible assets (dollars in thousands):

	December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets
Lloyd’s capacity costs	$31,548	$(27,421)	$4,127
Policy renewal rights	2,847	(2,847)	—

Total amortized intangible assets	34,395	(30,268)	4,127

Unamortized intangible assets
Goodwill	405,548	(48,231)	357,317

INTANGIBLE ASSETS	$439,943	$(78,499)	$361,444

	December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets
Lloyd’s capacity costs	$31,548	$(16,905)	$14,643
Policy renewal rights	2,847	(2,679)	168

Total amortized intangible assets	34,395	(19,584)	14,811

Unamortized intangible assets
Goodwill	405,548	(48,231)	357,317

INTANGIBLE ASSETS	$439,943	$(67,815)	$372,128

6.  Intangible Assets (continued)

Amortization expense for intangible assets was $10.7 million, $30.7 million and $23.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated annual amortization expense for acquired intangible assets will be approximately $4.1 million for 2003. Intangible assets will be fully amortized by June 30, 2003.

The carrying amounts of goodwill by reporting unit at December 31, 2002 and 2001 were as follows: Excess and Surplus Lines, $81.8 million and London Insurance Market, $275.5 million.

b) The following table compares net income (loss) and net income (loss) per share for 2001 and 2000, as adjusted for the adoption of Statement No. 142, with the amounts reported for 2002 (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Net Income (Loss)	$75,324	$(125,717)	$(27,592)
Add goodwill amortization	—	19,162	15,693

ADJUSTED NET INCOME (LOSS)	$75,324	$(106,555)	$(11,899)

Adjusted net income (loss) per share:
Basic	$7.67	$(12.49)	$(1.72)
Diluted	$7.65	$(12.49)	$(1.72)
Average shares outstanding:
Basic	9,825	8,534	6,920
Diluted	9,852	8,534	6,920

7.  Income Taxes

Income (loss) before income taxes consisted of the following (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Domestic	$108,305	$37,418	$14,851
Foreign	9,388	(219,616)	(66,657)

INCOME (LOSS) BEFORE INCOME TAXES	$117,693	$(182,198)	$(51,806)

Income tax expense (benefit) consisted of the following (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Current
Federal–domestic operations	$32,740	$6,018	$(5,550)
Federal–foreign operations	13,096	13,702	360
Foreign–foreign operations	—	—	(923)

Total current tax expense (benefit)	45,836	19,720	(6,113)

Deferred
Federal–domestic operations	6,249	1,036	(4,566)
Federal–foreign operations	(3,561)	(12,763)	12,957
Foreign–foreign operations	(6,155)	(64,474)	(26,492)

Total deferred tax benefit	(3,467)	(76,201)	(18,101)

INCOME TAX EXPENSE (BENEFIT)	$42,369	$(56,481)	$(24,214)

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Income Taxes (continued)

The Company made net income tax payments of $31.9 million and $10.6 million in 2002 and 2001, respectively, and received net income tax refunds of $6.7 million in 2000. The Company had current income taxes payable of $13.1 million and $1.8 million at December 31, 2002 and 2001, respectively. These amounts were included in other liabilities on the consolidated balance sheets. In general, the Company is not subject to state income taxation.

Reconciliations of the United States corporate income tax rate and the effective tax rate on income (loss) before income taxes are as follows:

	Years Ended December 31,

	2002	2001	2000

United States corporate tax rate	35%	(35)%	(35)%
Tax-exempt investment income	(7)	(4)	(16)
Amortization of intangible assets	3	5	13
Unbenefitted net operating losses–foreign	2	2	7
Differences between financial reporting and tax bases of assets acquired	2	—	(16)
Other	1	1	—

EFFECTIVE TAX RATE	36%	(31)%	(47)%

The components of the net deferred tax asset are as follows (dollars in thousands):

	December 31,

	2002	2001

Assets
Income reported in different periods for financial reporting and tax purposes	$4,340	$20,524
Unpaid losses and loss adjustment expenses, nondeductible portion for income tax purposes	104,481	88,441
Unearned premiums, adjustment for income tax purposes	42,265	32,320
Net operating loss carryforwards	157,318	145,738
Other	1,015	1,460

Total gross deferred tax assets	309,419	288,483
Less valuation allowance	45,833	45,833

Total gross deferred tax assets, net of allowance	263,586	242,650

Liabilities
Deferred policy acquisition costs	44,488	39,722
Investments, net unrealized gains	96,476	93,653
Differences between financial reporting and tax bases of assets acquired	29,017	20,249
Other	6,405	15,121

Total gross deferred tax liabilities	176,386	168,745

NET DEFERRED TAX ASSET	$87,200	$73,905

The net deferred tax asset at December 31, 2002 and December 31, 2001 is included in other assets on the consolidated balance sheets.

7.  Income Taxes (continued)

At the date of its acquisition of Markel International, the Company established a $45.8 million valuation allowance substantially all of which related to pre-acquisition losses at Markel Capital. A valuation allowance was considered necessary due to the uncertainty of realizing a future tax benefit on these losses. At December 31, 2002, the Company had approximately $450 million of net operating losses (principally attributed to Markel Capital) that can be carried forward indefinitely to offset Markel Capital’s future taxable income. Any future benefit resulting from the reduction of the valuation allowance will reduce goodwill related to the acquisition.

The Company will realize $160.5 million of the gross deferred tax assets recorded at December 31, 2002 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. Management expects its foreign subsidiaries to generate future taxable income, excluding the effect of future originating temporary differences, to realize the remaining $103.1 million of the gross deferred tax assets, net of the valuation allowance. While management believes it is more likely than not that its foreign subsidiaries will generate sufficient future taxable income to realize this gross deferred tax asset, a change in management’s estimates and assumptions could result in an increase in the valuation allowance through a charge to earnings.

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

The Company’s federal tax years through December 31, 1996 are closed to examination. The Internal Revenue Service (IRS) is examining the Company’s federal income tax returns for 1997, 1998 and 1999.The examiner has issued an assessment based on alleged overstatements of reserves for unpaid losses and loss adjustment expenses. The Company filed an appeal with the IRS in late November 2002 and has not received a ruling. If the assessment were upheld, federal tax payments would be accelerated; however, there would be no impact on the total provision for income tax expense. In addition to the acceleration of tax payments, interest charges could be assessed by the IRS. Management believes the outcome of this matter will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Unpaid Losses And Loss Adjustment Expenses

a) The following table sets forth a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$2,302,771	$2,047,536	$964,878
Commutations and other	5,854	740	356
Reserves for losses and loss adjustment expenses of acquired insurance companies	—	—	1,062,717

RESTATED NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	2,308,625	2,048,276	2,027,951
Incurred losses and loss adjustment expenses
Current year	983,035	911,927	719,049
Prior years	131,575	137,494	12,482

TOTAL INCURRED LOSSES AND LOSS ADJUSTMENT EXPENSES	1,114,610	1,049,421	731,531

Payments
Current year	184,656	209,455	185,395
Prior years	647,704	607,651	550,345

TOTAL PAYMENTS	832,360	817,106	735,740

Foreign exchange adjustment	69,903	(13,737)	(25,844)
RITC (see note 1(a))	37,716	35,917	49,638
Recoverable from Marsh, Inc. (see note 3)	82,181	—	—

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	2,780,675	2,302,771	2,047,536

Reinsurance recoverable on unpaid losses	1,586,128	1,397,202	989,470

GROSS RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$4,366,803	$3,699,973	$3,037,006

Prior years’ incurred losses of $131.6 million in 2002 were primarily due to $66.3 million of reserve increases in Other (Discontinued Lines) and $31.4 million of reserve increases in the general and products liability programs at the Brokered Excess and Surplus Lines unit.

The $66.3 million of prior years’ reserve increases during 2002 in Other (Discontinued Lines) included $35.0 million due to asbestos exposures and related allowances for reinsurance bad debt. These reserve increases were related to business written prior to the addition of pollution exclusions to insurance policies in 1986. The Company completed its annual review of asbestos and environmental loss reserves during the third quarter of 2002. Bankruptcies of asbestos defendants coupled with significant increases in the number of claims from exposed, but not ill, individuals have increased the insurance industry’s asbestos

8.  Unpaid Losses And Loss Adjustment Expenses (continued)

exposures. As a result of the study and these unfavorable litigation trends, the Company determined that it was appropriate to increase reserves for asbestos exposures, including reinsurance bad debt. The remaining $31.3 million of reserve increases in Other (Discontinued Lines) were related primarily to $22.3 million of run off costs for discontinued products and $9.0 million of reserve increases for reinsurance costs and collection issues.

In addition during 2002, prior years’ loss reserves for the general and products liability programs, in the Brokered Excess and Surplus Lines unit, were increased $31.4 million for business written between 1996 and 1999. The Company determined through actuarial analysis and claims reviews performed throughout 2002 that loss severity and frequency were higher than previously estimated in these programs. The Company has made significant changes in pricing and risk selection in these programs.

Prior years’ incurred losses of $137.5 million in 2001 were primarily due to $98.4 million of reserve strengthening in Other (Discontinued Lines) and $29.0 million of reserve strengthening in the Brokered Excess and Surplus Lines units’ discontinued New York contractors program.

Late in 2001, the Company completed a comprehensive study of its London operations asbestos exposures included in the Other (Discontinued Lines) segment. The study involved London Insurance Market asbestos exposure experts and the Company’s internal and external actuaries. The study was completed using a proprietary database, which contained exposure information about asbestos claims submitted since inception to the London Insurance Market. The Company’s participation on these risks was then calculated. As a result of this study, the Company increased 1986 and prior years’ asbestos reserves, including reinsurance bad debt, by $30.0 million.

During 2001, the Company also increased loss reserves for business written from 1997 to 2000 by $39.0 million for Markel International’s discontinued worldwide motor program. The Company discontinued the worldwide motor book of business shortly after the purchase of Markel International due to the program’s poor administrative controls, including delegation of underwriting and claims authority to brokers around the world, and inadequate pricing. Late in 2001, the Company obtained information from brokers and performed broker audits in order to reassess its potential exposure. Upon completion of this review, the Company determined that reserve strengthening was required.

In 2001, the Company increased Other (Discontinued Lines) allowance for reinsurance collection issues by $15.0 million. This allowance provided for increased reserves for financially weak reinsurers and collection disputes with reinsurers.

Also in 2001, loss reserves in the Brokered Excess and Surplus Lines unit were increased by $29.0 million for adverse development on the New York contractors program. Since discontinuing the New York contractors program in January 2000, the Company has experienced adverse development in the program and, as a result, initiated a project to re-evaluate its potential ultimate exposure in 2001. Issues involving application of statutes of limitations and the evolving and complex judicial and legislative environment in New York made the process difficult. During 2001, the Company brought in new claims management at the Brokered Excess and Surplus Lines unit. New claims management with legal and actuarial assistance completed a review of this program during 2001. As a result of this review, the Company increased reserves in 2001 for business written from 1996 to 2000.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Unpaid Losses And Loss Adjustment Expenses (continued)

Prior years’ incurred losses of $12.5 million in 2000 were primarily due to $32.0 million of reserve increases on Gryphon discontinued lines.

Inherent in the Company’s reserving practices is the desire to establish reserves that are more likely redundant than deficient. Furthermore, the Company’s philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities.

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data, internal loss experience, the experience of clients and industry experience. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Estimates reflect implicit or explicit assumptions regarding the potential effects of future economic and social inflation, judicial decisions, law changes, and recent trends in these factors. In some of the Company’s markets, and where the Company acts as a reinsurer, the timing and amount of information reported about underlying claims are in the control of third parties. This can also affect estimations and cause re-estimation as new information becomes available.

The Company believes the process of evaluating past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Management currently believes the Company’s gross and net reserves, including the reserves for environmental and asbestos exposures, are adequate. There is no precise method, however, for evaluating the impact of any significant factor on the adequacy of reserves, and actual results will differ from original estimates.

b) The Company’s exposure to asbestos and environmental (A&E) claims resulted from policies written by acquired insurance operations before their acquisitions by the Company. The Company’s exposure to A&E claims originated from umbrella, excess, commercial general liability (CGL) insurance and reinsurance assumed that was written on an occurrence basis from the 1970s to mid-1980s. Exposure also originated from claims-made policies written by the Company that were designed to cover environmental risks provided that all other terms and conditions of the policy were met.

A&E claims include property damage and clean-up costs related to pollution, as well as personal injury allegedly arising from exposure to hazardous materials. After 1986, the Company began underwriting CGL coverage with pollution exclusions, and in some lines of business the Company began using a claims-made form. These developments significantly reduced the Company’s exposure to future A&E claims on post 1986 business.

8.  Unpaid Losses And Loss Adjustment Expenses (continued)

The following table provides a reconciliation of beginning and ending A&E reserves for losses and loss adjustment expenses, which are a component of consolidated reserves for losses and loss adjustment expenses (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT
EXPENSES, BEGINNING OF YEAR	$196,341	$194,084	$97,776
Commutations	1,529	624	—
Reserves for A&E losses and loss adjustment expenses of acquired insurance companies	—	—	91,420

RESTATED NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	197,870	194,708	189,196
Incurred losses and loss adjustment expenses	22,422	18,772	20,109
Payments	16,128	17,139	15,221

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	204,164	196,341	194,084

Reinsurance recoverable on unpaid losses	152,031	125,513	131,894

GROSS RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$356,195	$321,854	$325,978

The 2002, 2001 and 2000 incurred losses were primarily due to adverse development in asbestos-related reserves. At December 31, 2002, asbestos-related reserves were $255.7 million and $134.4 million on a gross and net basis, respectively.

Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $103.1 million and $101.1 million, respectively, at December 31, 2002. Inception to date net paid losses and loss adjustment expenses for A&E related exposures totaled $ 232.8 million at December 31, 2002, of which approximately $28.3 million was litigation-related expense.

The Company’s reserves for losses and loss adjustment expenses related to A&E exposures represent management’s best estimate of ultimate settlement values. A&E reserves are continually monitored by management, and the Company’s statistical analysis of these reserves is reviewed by the Company’s independent actuaries. A&E exposures are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. A&E reserves could be subject to increases in the future; however, management currently believes the Company’s gross and net A&E reserves are adequate.

9.  Convertible Notes Payable

During 2001, the Company issued $408.0 million principal amount at maturity, $112.9 million net proceeds, of Liquid Yield Option™ Notes (LYONs). The LYONs are zero coupon senior notes convertible into the Company’s common shares under certain conditions, with an initial conversion price of $243.53 per common share. The issue price of $283.19 per LYON represents a yield to maturity of 4.25%. The LYONs mature June 5, 2031. The Company uses the effective yield method to recognize the accretion of discount from the issue price to the face amount of the LYONs at maturity. The accretion of discount is included in interest expense.

On June 5, 2004, if the price of the Company’s common shares are at or below specified thresholds based on a measurement period prior to that date, contingent additional principal will accrue on the

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Convertible Notes Payable (continued)

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

The Company may choose to settle any LYONs tendered for repurchase in cash or common shares of the Company. The Company may redeem the LYONs for cash on or after June 5, 2006 at their accreted value.

On June 5, 2002, certain holders exercised the first put option by requiring the Company to repurchase approximately $119.9 million principal amount at maturity of the LYONs, at their accreted value of $295.35 per LYON. The Company paid approximately $35.4 million in cash to the holders.

The estimated fair value of the convertible notes payable was approximately $89 million and $117 million at December 31, 2002 and 2001, respectively, and was based on quoted market prices.

10.  Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	December 31,

	2002	2001

Unsecured borrowings under $300 million revolving credit facility, at 2.92% and 3.58% at December 31, 2002 and 2001, respectively, due December 31, 2004	$175,000	$35,000
7.25% unsecured senior notes, due November 1, 2003, interest payable semi-annually, net of unamortized discount of $21 in 2002 and $48 in 2001	66,992	66,965
7.20% unsecured senior notes, due August 15, 2007, interest payable semi-annually, net of unamortized discount of $2,930 in 2002 and $3,672 in 2001	70,102	70,360
7.00% unsecured senior notes, due May 15, 2008, interest payable semi-annually, net of unamortized discount of $5,210 in 2002 and $6,327 in 2001	92,290	92,673

LONG-TERM DEBT	$404,384	$264,998

10.  Long-Term Debt (continued)

The Company’s revolving credit facility, which was entered into during 2000, provides funding for working capital and other general corporate purposes. The Company may select from various interest rate options for balances outstanding under the facility. The Company pays an annual commitment fee based on its senior credit rating (.35% at December 31, 2002) on the unused portion of the facility.

The Company was in compliance with all covenants contained in its revolving credit facility at December 31, 2002. One of the covenants in the facility specifies minimum financial strength ratings for the Company’s core United States insurance subsidiaries. To the extent that the Company’s core United States financial strength ratings are reduced below current levels, the Company’s access to the credit facility could be restricted. While the Company believes such action is unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity.

The 7.25%, 7.20% and 7.00% unsecured senior notes are not redeemable or subject to any sinking fund requirements.

In May 2002, the Company completed an exchange offering and consent solicitation for the 7.0% and 7.2% senior notes of Markel International Limited, a wholly-owned subsidiary. As a result of the exchange offering and consent solicitation, approximately $171 million principal amount of the outstanding notes were exchanged for newly issued 7.0% and 7.2% senior notes of the Company. The offering had no impact on the amount of the Company’s outstanding indebtedness, as the notes were included in the Company’s consolidated liabilities, and the terms of the old Markel International Limited notes and the new Markel Corporation notes were substantially the same. As a result of the exchange offering, the maturity date of the Company’s revolving credit facility is December 31, 2004.

See note 23 for a discussion of the Company’s February 25, 2003 issuance of $200 million, 6.80% unsecured senior notes due February 15, 2013.

The estimated fair value of the Company’s long-term debt was approximately $415 million and $262 million at December 31, 2002 and 2001, respectively, and was based on quoted market prices.

Following is a schedule of future principal payments due on long-term debt as of December 31, 2002 (dollars in thousands):

Years Ending December 31,

2003	$66,992
2004	175,000
2005	—
2006	—
2007	70,102
2008 and thereafter	92,290

TOTAL	$404,384

The Company paid $19.9 million, $28.0 million and $37.1 million in interest during the years ended December 31, 2002, 2001 and 2000, respectively.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities)

On January 8, 1997, the Company arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of the Company’s 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company’s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. The Company paid $6.5 million in interest on the 8.71% Capital Securities during the year ended December 31, 2002, and $13.1 million during each of the years ended December 31, 2001 and 2000. The Company had $6.5 million of accrued interest payable on the 8.71% Capital Securities at December 31, 2002. Accrued interest payable is included in other liabilities on the consolidated balance sheet at December 31, 2002. The estimated fair value of the Company’s 8.71% Capital Securities was approximately $118 million and $108 million at December 31, 2002 and 2001, respectively, and was based on quoted market prices.

12.  Shareholders’ Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,832,303 shares and 9,819,544 shares were issued and outstanding at December 31, 2002 and 2001, respectively. The Company also has up to 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at December 31, 2002 or 2001, respectively.

During 2001, the Company completed two common share offerings and issued a total of 2,488,940 common shares with net proceeds of $408 million.

b) Net income (loss) per share is determined by dividing net income (loss) by the applicable average shares outstanding (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net income (loss) as reported	$75,324	$(125,717)	$(27,592)

Basic common shares outstanding	9,825	8,534	6,920
Dilutive potential common shares	27	—	—

Diluted shares outstanding	9,852	8,534	6,920

Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options, restricted stock and contingent value rights (CVRs).

The average diluted shares outstanding excluded 49,979 and 415,279 dilutive potential shares at December 31, 2001 and 2000, respectively. These shares were excluded due to their antidilutive effect as a result of the Company’s net loss during 2001 and 2000. The 2001 decrease was primarily due to the 2001 extinguishment of the CVRs issued in connection with the acquisition of Markel International.

c) The Company has a stock purchase and stock loan plan which provides a method for employees and directors to purchase shares of the Company’s common stock in the open market. Upon enactment of the Sarbanes-Oxley Act in July 2002, directors and executive officers are precluded from participating in new loans under the plan. The plan encourages share ownership by providing a ten

12.  Shareholders’ Equity (continued)

percent share bonus based on the net increase in the number of shares of common stock purchased through the plan in a given year. The Company also provides subsidized unsecured loans to encourage share ownership and provides a five percent share bonus on shares purchased with a Company loan. The Company has authorized 100,000 shares for purchase under this plan, of which 74,414 and 80,212 shares were available for purchase at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $11.6 million and $11.7 million, respectively.

d) The Company has three stock option or stock award plans for employees and directors; the 1986 Stock Option Plan (1986 Plan), which expired on November 3, 1996, the 1993 Incentive Stock Plan (1993 Plan) which expired December 17, 2002, and the 2000 Octavian Stock Option Plan (Octavian Plan).

At December 31, 2002, there were 23,615 shares reserved for issuance under the1986 Plan related to options granted before the expiration of the plan. The 1986 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Options were granted at prices not less than the market prices on the date of grant. Options expire ten years from the date of grant.

In connection with the acquisition of Markel International, the Company provided for the conversion of options under Markel International’s Octavian Plan into options to purchase the Company’s common shares. The Octavian Plan provides for the issuance of options to former and current members of management of Octavian (now Markel Syndicate Management) based on profit commissions receivable by Markel Syndicate Management for the 1997 to 2000 years of account at Lloyd’s. Options issued in 2000, 2001 and 2002 were issued under estimated obligations that existed at the date of the Company’s acquisition of Markel International and were not new grants. Options issued under the Octavian Plan in 2000, 2001 and 2002 related to the 1997, 1998 and 1999 years of account at Lloyd’s, respectively, and were earned by the participants and expensed by Markel International under APB Opinion No. 25 in years prior to Markel International’s acquisition by the Company. The options have a nominal exercise price and become exercisable on the January next succeeding the date of issue, beginning January 1, 2001. However, all options issued after January 1, 2002 become immediately exercisable. Options expire seven years from the date of issue. At December 31, 2002 and 2001, respectively, the Company had 48,671 and 57,469 shares reserved and available for issuance under the plan.

Stock option transactions are summarized below:

	Years Ended December 31,

	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price	2000	Weighted Average Exercise Price

Options outstanding at January 1	42,138	$32	45,388	$34	67,079	$38
Issued (Octavian Plan)	1,639	0	8,643	0	9,248	0
Exercised	(14,048)	13	(11,822)	17	(29,079)	26
Canceled	—	0	(71)	0	(1,860)	124

Options outstanding at December 31	29,729	$39	42,138	$32	45,388	$34

Options exercisable at December 31	29,729		32,495		34,140
Options available for grant at December 31	42,557		143,196		151,839

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Shareholders’ Equity (continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0	6,114	5.4 years	$0	6,114	$0
36 to 42	18,615	1.2	39	18,615	39
87	5,000	3.8	87	5,000	87

$0 to 87	29,729	2.5 years	$39	29,729	$39

13.  Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net holding gains on securities arising during the period less reclassification adjustments for gains included in net income (loss). Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense on net holding gains on securities arising during the period was $20.7 million, $33.8 million and $59.1 million for 2002, 2001 and 2000, respectively. The related tax expense on the reclassification adjustments for gains included in net income (loss) was $17.9 million for 2002, $7.0 million for 2001 and $0.5 million for 2000. The related tax expense (benefit) on foreign currency translation adjustments was $(3.9) million for 2002, $(0.5) million for 2001 and $0.1 million for 2000.

14.  Reinsurance

The Company purchases reinsurance in order to reduce its retention on individual risks and enable it to underwrite policies with sufficient limits to meet policyholder needs. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. The ceding of insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement.

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At both December 31, 2002 and 2001, the Company’s largest ten reinsurers by group and balances recoverables represented 54% of the reinsurance recoverable on paid and unpaid losses. At December 31, 2002, the Company’s largest reinsurance balance was due from the Munich Re Group, and represented 10% of the reinsurance recoverable on paid and unpaid losses.

At December 31, 2002, the Company’s reinsurance recoverable on paid and unpaid losses included $51.7 million and $40.0 million due from reinsurers included in the Trenwick Group and Gerling Group, respectively. Both of these reinsurance groups have experienced financial difficulty and their financial strength ratings have recently been downgraded by the major rating agencies. As a result, they do not currently meet our reinsurance standards. These reinsurers provided collateral of $40.7 million and $1.7 million, respectively, at December 31, 2002. The Company considered the amounts due, the value of the collateral held and the financial condition of the respective reinsurers when establishing the reinsurance allowance for doubtful accounts. Management believes the Company’s reinsurance allowance for doubtful accounts is adequate at December 31, 2002.

14.  Reinsurance (continued)

The following schedule reconciles the Company’s reinsurance allowance for doubtful accounts (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

REINSURANCE ALLOWANCE, BEGINNING OF YEAR	$105,047	$76,198	$15,660
Reinsurance allowance of acquired insurance companies	—	—	46,719

RESTATED REINSURANCE ALLOWANCE,BEGINNING OF YEAR	105,047	76,198	62,379
Additions
Charged to expense	11,416	34,641	27,611
Charged to other accounts	1,074	336	2,416
RITC (see note 1(a))	13,339	—	—

TOTAL REINSURANCE ALLOWANCE ADDITIONS	25,829	34,977	30,027

Deductions	2,294	6,128	16,208

REINSURANCE ALLOWANCE, END OF YEAR	$128,582	$105,047	$76,198

In 2002, the Company recorded a provision for reinsurance bad debts on its RITC due to exposure to reinsurers experiencing financial difficulties and reinsurance disputes in the years of account being closed. The Company did not record a provision for reinsurance bad debts in 2001 and 2000 as balances due under the reinsurance agreements were considered collectible or the Company provided 100% of the capacity to the closed syndicate and had previously reserved for uncollectible amounts.

The provision for reinsurance bad debts in 2002 was primarily due to reinsurance bad debts included in the Company’s $35.0 million of reserve increases for asbestos exposures and additional reinsurance collection issues in the Other (Discontinued Lines) segment during 2002. The 2001 provision included anticipated bad debts resulting from asbestos reserve strengthening in the London Insurance Market segment and provided for both strengthened reserves for financially weak reinsurers and collection disputes with reinsurers.

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

	Years Ended December 31,

	2002		2001		2000

	Written	Earned	Written	Earned	Written	Earned

Direct	$2,084,480	$1,983,098	$1,617,588	$1,483,775	$1,066,656	$1,050,853
Assumed	133,211	116,064	156,773	173,323	65,213	177,799
Ceded	(600,503)	(550,146)	(487,929)	(450,414)	(297,086)	(290,109)

Net Premiums	$1,617,188	$1,549,016	$1,286,432	$1,206,684	$834,783	$938,543

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $454.4 million, $809.1 million and $424.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Ceded incurred losses and loss adjustment expenses in 2001 included approximately $263 million related to ceded WTC losses. Excluding the effects of WTC, the remaining decrease in 2002 ceded incurred losses and loss adjustment expenses was primarily due to lower policy limits and fewer losses affecting the reinsurance protections purchased by the London Insurance Market segment in 2002 compared to 2001.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 2002, 2001 and 2000 was approximately 7%, 14% and 19%, respectively.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.  Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court for the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. This matter is still in the discovery phase and is not expected to be ready for trial before late 2003 or 2004. The Company believes it has numerous defenses to this claim, including the defense that the alleged reinsurance agreements and insurance policy were not valid. The Company intends to vigorously defend this matter; however, the outcome cannot be predicted at this time.

The Company has other contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However adverse outcomes are possible and could negatively impact the Company’s financial condition or results of operations.

16.  Related Party Transactions

The Company engages in certain related party transactions in the normal course of business. These transactions are immaterial to the Company’s consolidated financial statements.

17.  Statutory Financial Information

a) The following table includes unaudited selected information for the Company’s wholly-owned domestic insurance subsidiaries as filed with state insurance regulatory authorities (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Net income	$54,125	$11,640	$31,050
Statutory capital and surplus	$712,896	$565,641	$433,164

The laws of the domicile states of the Company’s domestic insurance subsidiaries govern the amount of dividends which may be paid to the Company. Generally, statutes in the domicile states of the Company’s domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2002, the Company’s domestic insurance subsidiaries could pay up to $79.2 million during the following twelve months under the ordinary dividend regulations without prior regulatory approval.

In converting from statutory accounting principles to U.S. GAAP, typical adjustments include deferral of policy acquisition costs, differences in the calculation of deferred income taxes and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to fixed maturities. The Company does not use any permitted statutory accounting practices which are different from prescribed statutory accounting practices.

Effective January 1, 2001, the Company’s domestic insurance companies adopted the Codification of Statutory Accounting Principles (Codification) as required by the National Association of Insurance Commissioners. The cumulative effect of adopting Codification increased combined domestic statutory capital and surplus by $7.5 million.

b) MIICL files an annual audited return with the Financial Services Authority (FSA) in the United Kingdom. FSA regulations require United Kingdom insurance companies to comply with prescribed minimum solvency margins. Assets and liabilities reported within the annual FSA return are prepared subject to specified rules concerning valuation and admissibility.

17.  Statutory Financial Information (continued)

The table below summarizes MIICL’s unaudited estimated FSA Return policyholders’ surplus, statutory solvency margin and net loss (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Policyholders’ surplus	$71,904	$75,151	$137,067
Statutory solvency margin	34,992	29,788	98,467
Net loss	(15,066)	(33,161)	(20,506)

MIICL’s ability to pay dividends is limited by applicable FSA requirements which require MIICL to give 14 days advance notice to the FSA of its intention to declare and pay a dividend. In addition MIICL must comply with the United Kingdom Companies Act of 1985 which provides that dividends may only be paid out of distributable profits.

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

The table below summarizes Terra Nova (Bermuda) Insurance Company Ltd.’s (a company in orderly run off since 2000) unaudited estimated statutory capital and surplus, minimum required statutory capital and surplus and net income (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Statutory capital and surplus	$180,403	$100,363	$104,898
Minimum required statutory capital and surplus	100,000	100,000	100,000
Net income	39,642	32,272	24,345

18.  Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance market: the Excess and Surplus Lines, Specialty Admitted and London Insurance Market segments. Effective January 1, 2002, the Company realigned its London Insurance Market underwriting operations along product lines and customers and combined the operations of four Lloyd’s syndicates into one. As a result of these changes, the Company has the ability to compete in the London Insurance Market without distinction between its London insurance company and its Lloyd’s syndicate. Certain reclassifications of prior year segment disclosure amounts have been made to conform with 2002 presentations.

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

Approximately 23% of the Company’s 2002 gross written premiums were foreign risks, of which approximately 39% related to the United Kingdom. For 2001, approximately 32% of the Company’s gross written premiums were foreign risks, of which approximately 40% related to the United Kingdom. For 2000, approximately 29% of the Company’s gross written premiums were foreign risks, of which approximately 43% related to the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which gross written premiums were material. Gross written premiums are attributed to individual countries based upon location of risk.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Segment Reporting Disclosures (continued)

Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Segment profit for the Investing operating segment is measured by net investment income and net realized gains or losses.

The Company does not allocate assets to the Excess and Surplus Lines, Specialty Admitted and London Insurance Market operating segments for management reporting purposes. The total investment portfolio, cash and cash equivalents are allocated to the Investing operating segment. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a) Following is a summary of segment disclosures (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Segment Revenues
Excess and Surplus Lines	$768,563	$503,939	$352,250
Specialty Admitted	185,933	138,321	120,568
London Insurance Market	558,534	467,551	340,439
Investing	221,179	190,728	155,664
Other (Discontinued Lines)	35,986	96,873	125,286

SEGMENT REVENUES	$1,770,195	$1,397,412	$1,094,207

Segment Profit (Loss)
Excess and Surplus Lines	$53,275	$(10,358)	$561
Specialty Admitted	(485)	(1,505)	14,970
London Insurance Market	(36,575)	(157,011)	(55,470)
Investing	221,179	190,728	155,664
Other (Discontinued Lines)	(68,917)	(124,722)	(92,138)

SEGMENT PROFIT (LOSS)	$168,477	$(102,868)	$23,587

	Years Ended December 31,

	2002	2001	2000

Segment Assets (at year end)
Investing	$4,314,152	$3,591,202	$3,136,164
Other	3,094,408	2,849,426	2,336,989

SEGMENT ASSETS	$7,408,560	$6,440,628	$5,473,153

U.S. GAAP Combined Ratio*
Excess and Surplus Lines	93%	102%	100%
Specialty Admitted	100%	101%	88%
London Insurance Market	107%	134%	116%
Other (Discontinued Lines)	292%	229%	174%

U.S. GAAP COMBINED RATIO	103%	124%	114%

*	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

18.  Segment Reporting Disclosures (continued)

b)  The following summary reconciles significant segment items to the Company’s consolidated financial statements (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Operating Revenues
Segment revenues	$1,770,195	$1,397,412	$1,094,207
Other	—	—	276

TOTAL OPERATING REVENUES	$1,770,195	$1,397,412	$1,094,483

Income (Loss) Before Income Taxes
Segment profit (loss)	$168,477	$(102,868)	$23,587
Unallocated amounts
Amortization expense	(10,684)	(30,683)	(23,321)
Interest expense	(40,100)	(48,647)	(52,348)
Other	—	—	276

INCOME (LOSS) BEFORE INCOME TAXES	$117,693	$(182,198)	$(51,806)

c)  The following is a summary of segment earned premiums by major product grouping (dollars in thousands):

	Commercial Property	Commercial Casualty	Professional/ Products Liability	Other	Consolidated

Year Ended December 31, 2002
Excess and Surplus Lines	$154,962	$276,729	$272,921	$63,951	$768,563
Specialty Admitted	82,634	71,038	—	32,261	185,933
London Insurance Market	151,942	42,072	208,346	156,174	558,534
Other (Discontinued Lines)	—	—	—	35,986	35,986

EARNED PREMIUMS	$389,538	$389,839	$481,267	$288,372	$1,549,016

Year Ended December 31, 2001
Excess and Surplus Lines	$91,386	$189,202	$184,488	$38,863	$503,939
Specialty Admitted	57,684	50,040	—	30,597	138,321
London Insurance Market	115,319	55,294	132,608	164,330	467,551
Other (Discontinued Lines)	—	—	—	96,873	96,873

EARNED PREMIUMS	$264,389	$294,536	$317,096	$330,663	$1,206,684

Year Ended December 31, 2000
Excess and Surplus Lines	$51,065	$128,480	$145,800	$26,905	$352,250
Specialty Admitted	46,894	42,899	—	30,775	120,568
London Insurance Market	70,133	30,232	80,978	159,096	340,439
Other (Discontinued Lines)	—	—	—	125,286	125,286

EARNED PREMIUMS	$168,092	$201,611	$226,778	$342,062	$938,543

The Company does not manage products at this level of aggregation. The Company offers over 90 major product lines and manages these products in logical groupings within each underwriting unit.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.  Acquisition

On March 24, 2000, the Company completed its acquisition of Markel International by issuing approximately 1.75 million Markel common shares and CVRs and paying approximately $325 million in cash to Markel International shareholders in the transaction. Total consideration was approximately $658 million, including $31.2 million of Markel International shares purchased in the open market prior to the acquisition date. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See note 6 for a discussion of the Company’s adoption of Statement No. 142. The Company’s results include Markel International’s results since the date of acquisition.

The CVRs issued in connection with the acquisition were separate equity instruments indexed to the price of the Company’s common shares and were recorded as contingent consideration as part of the business acquired. The fair value of the CVRs was approximately $33 million and was recorded as an increase to shareholders’ equity. The estimated fair value of the CVRs was provided by a third-party investment banker. Effective March 30, 2001, the CVRs issued in connection with the acquisition of Markel International were extinguished pursuant to the terms of the Contingent Value Rights Agreement (the Agreement). Under the Agreement the CVRs were automatically extinguished when the Current Market Value, as defined by the agreement, of the Company’s common shares, was greater than or equal to the target price of $185 per share for a specified period.

The following table summarizes, on a pro forma basis, the Company’s unaudited consolidated results of operations as if the acquisition of Markel International had taken place on January 1, 2000, after giving effect to certain adjustments, including amortization of goodwill and other intangibles, increased interest expense on debt related to the acquisition, lower investment income due to cash used to fund a portion of the transaction and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place on January 1, 2000 (dollars in thousands, except per share amounts):

Year Ended December 31, 2000

Total operating revenues	$1,253,975
Net loss	(66,387)
Net loss per share
Basic	$(9.10)
Diluted	$(9.10)

20.  Employee Benefit Plans

a) The Company maintains a defined contribution plan for its United States employees, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The Company provides another defined contribution plan for London based employees. This plan is in line with local market terms and conditions of employment. The Company also provides a defined contribution plan for certain London based employees and directors, the Markel Syndicate Management Pension Plan. The plan is closed to new participants. Annual expenses relating to all of the Company’s defined contribution plans were $6.2 million, $6.0 million and $5.5 million in 2002, 2001 and 2000, respectively.

20.  Employee Benefit Plans (continued)

b) The Terra Nova Pension Plan is a defined benefit plan which covers London based employees who meet the eligibility conditions set out in the plan and is closed to new participants. The cost of providing pensions for employees is charged to earnings over the average working life of employees according to actuarial recommendations. Annual funding requirements are determined based on the projected unit credit cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service. Final benefits are based on the employee’s years of credited service and the higher of pensionable compensation received in the calendar year preceding retirement or the best average pensionable compensation received in any three consecutive years in the ten years preceding retirement.

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized in the accompanying consolidated financial statements of the Company (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Components of net periodic benefit cost
Service cost	$1,947	$1,778	$1,542
Interest cost	2,459	2,176	1,737
Expected return on plan assets	(3,441)	(3,855)	(3,370)
Amortization of unrecognized loss	997	207	—

NET PERIODIC BENEFIT COST (INCOME)	$1,962	$306	$(91)

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$40,488	$37,890	$39,646
Service cost	1,947	1,778	1,542
Interest cost	2,459	2,176	1,737
Benefits paid	(2,435)	(1,204)	(4,157)
Actuarial loss	4,081	811	1,780
Foreign exchange adjustment	4,751	(963)	(2,658)

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$51,291	$40,488	$37,890

Change in plan assets
Fair value of plan assets at beginning of period	$41,911	$49,573	$59,694
Actual loss on plan assets	(6,844)	(6,199)	(3,452)
Employer contribution	6,002	1,089	1,025
Benefits paid	(2,435)	(1,204)	(4,157)
Foreign exchange adjustment	4,204	(1,348)	(3,537)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$42,838	$41,911	$49,573

Funded status of the plan
Plan assets in excess of (less than) projected benefit obligation	$(8,453)	$1,423	$11,683
Unrecognized net actuarial loss	35,100	18,737	8,205

NET PENSION ASSET	$26,647	$20,160	$19,888

Weighted-average assumptions as of December 31
Discount rate	5.8%	6.0%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.5%	4.5%	4.8%

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.  Employee Benefit Plans (continued)

Although the fair value of plan assets was less than the projected benefit obligation by $8.5 million at December 31, 2002, the fair value of plan assets exceeded the plan’s accumulated benefit obligation of $40.9 million. The Company’s net pension asset at December 31, 2002 and December 31, 2001 is included in other assets on the consolidated balance sheets.

Plan assets are primarily invested in a United Kingdom equity index fund that benchmarks the FTSE All-Share Index. The plan does not invest in the Company’s common shares. Investments are managed by a third-party investment manager.

c) Markel Syndicate Management also provides certain London based employees with one of two defined benefit pension plans run in connection with the multi-employer Lloyd’s Superannuation Scheme (Markel Syndicate Management Plans). The Markel Syndicate Management Plans are similar in operation to the Terra Nova Pension Plan although the benefit structure differs. These plans are closed to new participants. In the event that other employers fail to fund their obligations under the plan, Markel Syndicate Management may be required to do so.

21.  Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,

	2002	2001

	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $13,301 in 2002 and $133,268 in 2001)	$14,118	$134,834
Equity securities (cost of $32,774 in 2002 and $46,917 in 2001)	45,454	75,537

TOTAL INVESTMENTS, AVAILABLE-FOR-SALE	59,572	210,371

Cash and cash equivalents	55,483	11,119
Investments in consolidated subsidiaries	1,668,147	1,129,176
Notes receivable due from subsidiaries	35,829	97,087
Deferred income taxes	1,542	8,840
Other assets	31,612	36,658

TOTAL ASSETS	$1,852,185	$1,493,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Income taxes payable	$11,665	$361
Convertible notes payable	86,109	116,022
Long-term debt	404,384	101,965
Other liabilities	36,276	35,155
8.71% Junior Subordinated Deferrable Interest Debentures	154,640	154,640

TOTAL LIABILITIES	693,074	408,143

TOTAL SHAREHOLDERS’ EQUITY	1,159,111	1,085,108

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,852,185	$1,493,251

21.  Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2002	2001	2000

	(dollars in thousands)
REVENUES
Net investment income	$5,583	$7,151	$9,405
Cash dividends on common stock of consolidated subsidiaries	4,781	15,405	122,223
Net realized gains (losses) from investment sales	11,672	(12,152)	(3,072)
Other	35	599	90

TOTAL REVENUES	22,071	11,003	128,646

EXPENSES
Interest	37,214	35,329	43,612
Other	1,389	1,457	2,706

TOTAL EXPENSES	38,603	36,786	46,318

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME TAXES	(16,532)	(25,783)	82,328
Equity in undistributed earnings of consolidated subsidiaries	96,845	(116,633)	(124,947)
Income tax expense (benefit)	4,989	(16,699)	(15,027)

NET INCOME (LOSS)	$75,324	$(125,717)	$(27,592)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities, net of taxes
Net holding gains (losses) arising during the period	$(3,261)	$5,478	$3,587
Consolidated subsidiaries’ net holding gains arising during the period	41,680	57,217	106,242

	38,419	62,695	109,829

Less reclassification adjustments for gains (losses) included in net income (loss)	(7,587)	7,899	1,997
Less consolidated subsidiaries’ reclassification adjustments for gains included in net income (loss)	(25,590)	(20,902)	(2,958)

	(33,177)	(13,003)	(961)

	5,242	49,692	108,868

Currency translation adjustments, net of taxes
Consolidated subsidiaries’ net currency translation adjustments	(7,232)	(863)	222

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,990)	48,829	109,090

COMPREHENSIVE INCOME (LOSS)	$73,334	$(76,888)	$81,498

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.  Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$75,324	$(125,717)	$(27,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(62,865)	131,108	98,123

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,459	5,391	70,531

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	188,892	41,855	49,036
Proceeds from maturities, calls and prepayments of fixed maturities	331	20,570	13,179
Cost of fixed maturities and equity securities purchased	(25,541)	(175,715)	(40,488)
Net change in short-term investments	—	5,146	22,907
Increase in notes receivable due from subsidiaries	(54,123)	(57,613)	(2,550)
Capital contributions to subsidiaries	(177,602)	(71,000)	—
Acquisitions of insurance companies	—	—	(362,923)
Sales of insurance companies	—	—	53,642
Other	(4,805)	(5,986)	(1,850)

NET CASH USED BY INVESTING ACTIVITIES	(72,848)	(242,743)	(269,047)

FINANCING ACTIVITIES
Additions to long-term debt and convertible notes payable	270,000	147,943	370,000
Repayments and repurchases of long-term debt and convertible notes payable	(165,410)	(342,802)	(128,311)
Issuance of common stock	—	407,532	—
Other	163	(201)	(8,027)

NET CASH PROVIDED BY FINANCING ACTIVITIES	104,753	212,472	233,662

Increase (decrease) in cash and cash equivalents	44,364	(24,880)	35,146
Cash and cash equivalents at beginning of year	11,119	35,999	853

CASH AND CASH EQUIVALENTS AT END OF YEAR	$55,483	$11,119	$35,999

During 2002, the Company completed an exchange offering and consent solicitation for $171 million principal amount of outstanding notes issued by Markel International Limited, a wholly-owned subsidiary. See note 10 for a discussion of the exchange offering. While this transaction had no impact on the Company’s consolidated outstanding indebtedness, outstanding indebtedness and investments in consolidated subsidiaries at the holding company increased as a result of this non-cash debt exchange.

22.  Derivatives

The contingent cash interest and contingent additional principal features of the LYONs are embedded derivatives required to be accounted for separately from the host contract. Accordingly, contingent cash interest and contingent additional principal are recorded at fair value in the consolidated balance sheet with changes in fair value recognized in earnings. The aggregate fair value of the contingent cash interest and contingent additional principal features recorded at December 31, 2002 was a liability of $0.1 million compared to a liability of $1.4 million at December 31, 2001. The change in fair value during 2002 was recognized as a reduction of interest expense.

The Company held $100.8 million and $192.9 million of corporate bonds with embedded put options at December 31, 2002 and 2001, respectively. These embedded derivatives are clearly and closely related to the host contracts and are not accounted for separately.

23.  Subsequent Event

On February 25, 2003, the Company issued $200 million of 6.80% unsecured senior notes, due February 15, 2013.The unsecured senior notes were issued under an existing shelf registration statement. Net proceeds to the Company were $198.0 million and will be used to repay balances outstanding at December 31, 2002 on the revolving credit facility and to provide partial funding for $67.0 million of notes that mature on November 1, 2003.

Markel Corporation & Subsidiaries

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(g) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

Richmond, Virginia January 31, 2003, except for note 23, which is as of February 25, 2003

QUARTERLY INFORMATION

The following table presents the quarterly results of consolidated operations for 2002, 2001 and 2000 (dollars in thousands, except per share amounts):

	Mar. 31	June 30	Sept. 30	Dec. 31

2002
Operating revenues	$374,627	$400,323	$486,088	$509,157
Income before income taxes	27,044	35,885	13,600	41,164
Net income	17,037	23,237	8,704	26,346
Comprehensive income	4,305	37,653	7,377	23,999
Net income per share
Basic	$1.74	$2.37	$0.89	$2.68
Diluted	1.73	2.36	0.88	2.67
Common stock price ranges
High	$204.00	$222.03	$212.15	$213.62
Low	171.10	193.25	175.00	187.50
2001
Operating revenues	$332,706	$300,092	$378,273	$386,341
Income (loss) before income taxes	13,539	1,535	(129,573)	(67,699)
Net income (loss)	8,232	812	(91,025)	(43,736)
Comprehensive income (loss)	10,459	23,282	(75,291)	(35,338)
Net income (loss) per share
Basic	$1.06	$0.09	$(10.58)	$(4.78)
Diluted	1.04	0.09	(10.58)	(4.78)
Common stock price ranges
High	$190.50	$207.47	$203.50	$213.25
Low	159.75	181.00	162.00	174.04
2000
Operating revenues	$148,927	$315,695	$298,219	$331,642
Income (loss) before income taxes	19,692	(23,866)	(34,377)	(13,255)
Net income (loss)	14,178	(17,900)	(15,649)	(8,221)
Comprehensive income (loss)	14,132	(16,831)	23,786	60,411
Net income (loss) per share
Basic	$2.47	$(2.44)	$(2.15)	$(1.13)
Diluted	2.44	(2.44)	(2.15)	(1.13)
Common stock price ranges
High	$171.00	$154.50	$155.50	$183.25
Low	111.50	136.00	140.00	133.50

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The accompanying Consolidated Financial Statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries (the Company). For a discussion of the Company’s accounting policies, see note 1 of the notes to consolidated financial statements.

Critical accounting policies are defined as those that are both important to the portrayal of the Company’s financial condition and results of operations and require management to exercise significant judgment. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of material contingent assets and liabilities, including litigation contingencies, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are necessarily based on assumptions about numerous factors.

The Company accrues liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amounts payable. As of any balance sheet date, all claims have not yet been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for incurred but not reported claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved.

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data, internal loss experience, the experience of clients and industry experience. More judgmental techniques are used in lines when statistical data is insufficient or unavailable.  Estimates reflect implicit or explicit assumptions regarding the potential effects of external factors that include economic and social inflation, judicial decisions, law changes and recent trends in these factors. In some of the Company’s markets, and where the Company acts as a reinsurer, the timing and amount of information reported about underlying claims is in the control of third parties. This can also affect estimations and cause re-estimation as new information becomes available.

Reinsurance recoverables recorded with respect to insurance losses ceded to reinsurers under reinsurance contracts are also subject to estimation error. In addition to the factors cited above, estimates of reinsurance recoverables may prove uncollectible if the reinsurer is unable or unwilling to perform under the contract. The ceding of insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligation under the reinsurance agreement.

The Company’s consolidated balance sheet includes estimated unpaid losses and loss adjustment expenses of $4.4 billion and reinsurance recoverable on unpaid losses of $1.6 billion at December 31, 2002. Due to inherent uncertainties in estimating these amounts, the actual ultimate amounts may differ from the recorded amounts. Future effects from changes in these estimates will be recorded as a component of loss and loss adjustment expenses in the period of the change.

The Company’s philosophy is to establish loss reserves that are more likely redundant than deficient. Using this philosophy, loss reserves are established at management’s best estimate, which is usually higher but, in some cases, lower than the actuarially calculated best estimate due to many factors.

Actuarial analysis, which is based on statistical analysis, cannot fully incorporate subjective factors that affect the development of losses. Some examples of internal factors that are difficult to statistically analyze, in addition to the external factors discussed previously, include underwriting and claims handling changes. Actuarial best estimates of loss reserves are one of many factors that management considers. Management’s judgments and assumptions regarding these and other factors are considered with the actuarial best estimate. At December 31, 2002, the Company’s net reserves for unpaid losses and loss adjustment expenses, which are recorded at management’s best estimate, exceeded the actuarially calculated best estimate by approximately 2%. This difference represents the effect of management’s evaluation of the subjective factors listed above and should not be thought of as redundancy in loss reserves.

Management also considers the range, or variability, of reasonably possible losses when establishing its best estimate loss reserves. Variability can be estimated using actuarial models but for the reasons discussed above the actuarially determined range is only a starting point. Management believes that the historical development of reserves is the best method of estimating future variability.

The loss reserve development table on page 84 shows the historical development of balance sheet reserves over the past ten years. Over that period of time, the largest redundancy as a percentage of net reserves developed after December 31, 1995 (5% of net loss reserves or $51.5 million) and the largest deficiency as a percentage of net reserves developed after December 31, 2000 (12% of net loss reserves or $251.5 million). The redundancy that developed after 1995 was the result of redundancies in the Excess and Surplus Lines and Specialty Admitted segments. The deficiency that developed after 2000 was primarily attributable to business written by Gryphon and Markel International prior to their acquisitions by the Company.

Based on the range of historical development in the Excess and Surplus Lines and Specialty Admitted segments, management has a high degree of confidence that its best estimate is adequate. As noted above, loss reserves for these segments have historically developed redundancies.

Management is unable to estimate a range of reasonably possible losses for the London Insurance Market segment. As a result of the Company’s re-underwriting and re-pricing of this business, historical data is not comparable to current business written and cannot be used to calculate a meaningful range. Management believes that this business is being written to produce underwriting profits.

Management is unable to estimate a range of reasonably possible losses for Other (Discontinued Lines). This business came from the acquisitions of Gryphon in 1999 and Markel International in 2000 and was not subject to the same underwriting discipline and controls used by the Company. The Company’s asbestos and environmental loss reserves are also included in Other (Discontinued Lines). As a result of an uncertain and increasingly unfavorable legal climate, management is unable to estimate a range of reasonably possible losses for asbestos and environmental exposures. The Company’s loss reserve development over the past three years has primarily come from Other (Discontinued Lines). Management believes that these loss reserves are adequate, however adverse development is possible.

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below cost is deemed other than temporary. All securities with an unrealized loss are reviewed. Unless other factors cause the Company to reach a contrary conclusion, investments with a fair market value of less than 80% of cost for more than 180 days are deemed to have a decline in value that is other than temporary. A decline in value that is considered to be other than temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Risks and uncertainties are inherent in the Company’s other than temporary decline in value assessment methodology. Risks and uncertainties could include but are not limited to: incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings.

The Company records deferred income taxes as assets on its consolidated balance sheet to reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases. At December 31, 2002 a deferred tax asset of $87 million, net of a valuation allowance of $46 million, was recorded. In recording this deferred tax asset, management has made estimates and judgments that future taxable income will be sufficient to realize the value of the deferred tax asset.

The Company’s consolidated balance sheet as of December 31, 2002 includes goodwill of acquired businesses of approximately $357 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings. Under Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002, goodwill is tested for impairment at least annually in lieu of amortization. The Company completed the annual test for impairment during the fourth quarter of 2002 based upon results of operations through September 30, 2002 and determined that there was no indication of impairment.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of the Company’s reporting units. As required by Statement No. 142, the Company compares the estimated fair value of its reporting units with their respective carrying amounts including goodwill. Under Statement No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. The Company’s methods for estimating reporting unit values include market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. With the exception of market quotations, all of these methods involve significant estimates and assumptions.

Management reviews its estimates and assumptions quarterly, including the adequacy of reserves for unpaid losses and loss adjustment expenses, reinsurance allowance for doubtful accounts, as well as, the recoverability of deferred tax assets and intangible assets and the evaluation of the investment portfolio for other than temporary declines in value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Results of Operations

The following discussion and analysis should be read in conjunction with Selected Financial Data, Consolidated Financial Statements and related notes and the discussion under “Critical Accounting Policies” and “Safe Harbor and Cautionary Statement.”

On March 24, 2000, the Company completed its acquisition of Terra Nova (Bermuda) Holdings Ltd. Terra Nova (Bermuda) Holdings Ltd. was renamed Markel International and became one of the Company’s underwriting units. The acquisition was accounted for as a purchase transaction and accordingly, Markel International has been included in the Company’s operating results since the date of acquisition.

The Company competes in three segments of the specialty insurance marketplace: Excess & Surplus Lines, Specialty Admitted and the London Insurance Market. During 2002, the Excess and Surplus Lines

segment was comprised of four underwriting units, the Specialty Admitted segment consisted of two underwriting units and the London Insurance Market segment was comprised of the ongoing operations of Markel International.

The Excess and Surplus Lines segment writes property and casualty insurance for nonstandard and hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures.

The Specialty Admitted segment writes risks that are unique and hard-to-place in the standard market but must remain with an admitted insurance company for marketing and regulatory reasons. The underwriting units in this segment write specialty program insurance for well-defined niche markets and personal and commercial property and liability coverages.

The Company participates in the London Insurance Market through Markel Capital Limited and Markel International Insurance Company Limited (formerly Terra Nova Insurance Company Limited), two wholly-owned subsidiaries.  Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd’s. Markel Syndicate Management Limited, a wholly-owned subsidiary, manages the Company’s Lloyd’s operations. The London Insurance Market segment writes specialty property, casualty, marine and aviation insurance and reinsurance.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes. Other (Discontinued Lines) consisted primarily of discontinued Markel International programs and Corifrance for each of the years in the three-year period ended December 31, 2002.

Following is a comparison of gross premium volume by underwriting segment (dollars in thousands):

	Years Ended December 31,

GROSS PREMIUM VOLUME	2002	2001	2000

Excess and Surplus Lines	$1,316,575	$842,067	$574,305
Specialty Admitted	235,598	162,512	137,085
London Insurance Market	622,081	715,826	357,626
Other (Discontinued Lines)	43,437	53,956	62,853

TOTAL	$2,217,691	$1,774,361	$1,131,869

In 2002, gross premium volume totaled $2.2 billion compared to $1.8 billion in 2001 and $1.1 billion in 2000.

Excess and Surplus Lines gross premium volume increased 56% to $1.3 billion in 2002 compared to $842.1 million in 2001 and $574.3 million in 2000. The 2002 and 2001 growth was due to increased submission activity and price increases in most programs. The most significant areas of growth in 2002 were in the Essex Excess and Surplus Lines and Professional/Products Liability units. Gross premium volume for the Essex Excess and Surplus Lines unit increased 57% to $491.5 million in 2002 from $312.9 million in 2001. Professional/Products Liability gross premium volume grew 57% to $389.9 million in 2002 from $248.8 million last year. The 2002 increase in gross premium volume at the Essex Excess and Surplus Lines unit was primarily due to growth in the Essex special property and casualty programs. The increase in gross premium volume at the Professional/Products Liability unit for 2002 was primarily due to growth in the medical malpractice and specified medical programs. In 2001, the most significant area of growth was in the Essex Excess and Surplus Lines unit. Premium volume for the Essex Excess and Surplus Lines unit grew 48% to $312.9 million in 2001 from $212.0 million in 2000

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

primarily due to growth in the Essex special property and casualty programs. In addition, the Brokered Excess and Surplus Lines and Professional/Products Liability units produced significant volume increases in 2001 due to improved market conditions.

Specialty Admitted gross premiums increased 45% to $235.6 million in 2002 compared to $162.5 million in 2001 and $137.1 million in 2000. The increase in both 2002 and 2001 was primarily due to higher submissions, price increases and new programs.

London Insurance Market segment gross premium volume was $622.1 million in 2002 compared to $715.8 million in 2001 and $357.6 million in 2000. For 2002, writings in the London Insurance Market continued to meet the Company’s expectations both in terms of volume and price increases achieved. However, gross written premiums in the London Insurance Market segment declined 13% in 2002 primarily due to stricter underwriting guidelines, reduced policy limits and the reunderwriting of some classes of business. Gross premium volume for the London Insurance Market segment increased in 2001 compared to 2000 primarily due to the acquisition of Markel International on March 24, 2000, increases in the Company’s 2001 participation in its Lloyd’s syndicates to 100% and the re-estimation of prior years’ estimated written premiums.

Other (Discontinued Lines) gross premium volume was $43.4 million in 2002 compared to $54.0 million in 2001 and $62.9 million in 2000. Other (Discontinued Lines) 2002 and 2001 gross premium volume consisted primarily of the re-estimation of prior years’ written premiums and Corifrance’s writings. Other (Discontinued Lines) gross premium volume should continue to decrease as discontinued programs run off.

Beginning late in 1999, due to decreased competition and capacity in the United States specialty insurance marketplace, companies began to restrict coverage and increase prices. Submissions and premium writings have increased substantially for the Excess and Surplus Lines and Specialty Admitted segments during the last three years. During 2001, premium rates also began to increase in the London Insurance Market. The events of September 11, 2001 (WTC) continue to have a profound impact on the insurance market. During 2002, demand for insurance products to manage risks has accelerated while underwriting capacity has decreased. The Company is currently obtaining significant rate increases across all insurance operations. The Company anticipates that all segments of the specialty insurance marketplace in which it competes will continue to provide a favorable environment for its operations. For 2003, the Company anticipates gross premium volume growth of 15%, with domestic operations slightly higher and international operations slightly lower. The Company does not intend to relax underwriting standards in order to obtain premium volume. Premium volume may vary significantly if the Company alters its product concentration to maintain or improve underwriting profitability.

The Company purchases reinsurance in order to reduce its retention on individual risks and enable it to write policies with sufficient limits to meet policyholder needs. The Company’s underwriting philosophy seeks to offer products with limits that do not require significant amounts of reinsurance. Prior to the Company’s acquisition, Markel International typically wrote policies with higher limits and placed more reliance on the use of reinsurance. Since acquisition, the Company has reviewed the use of reinsurance at Markel International and has exited programs or products which require large amounts of reinsurance protections. Also, the Company has reduced the limits of coverage offered on most of its ongoing products reducing the need to purchase reinsurance.

The Company’s net retention of gross premium volume was 73% in both 2002 and 2001 compared to 74% in 2000. The retention rate for 2002 was impacted by increased reinsurance costs recognized in the marine and energy programs and higher reinsurance costs than originally estimated on prior years’ premium writings in the London Insurance Market segment. Before consideration of these higher reinsurance costs, the Company’s net retention for 2002 increased to 76% primarily due to higher net retentions on most programs written by the London Insurance Market segment. The 2001 decrease was primarily due to the purchase in 2001 of additional reinsurance protection in the London Insurance Market segment’s professional indemnity programs and reinstatement premiums payable on WTC losses.

Total operating revenues were $1.8 billion in 2002 compared to $1.4 billion in 2001 and $1.1 billion in 2000. The 2002 increase was primarily due to higher earned premiums for the Excess and Surplus Lines and London Insurance Market segments as a result of both volume and price increases. In 2001, the increase was primarily due to higher earned premiums for the Excess and Surplus Lines segment and the inclusion of the London Insurance Market segment for the entire year.

Following is a comparison of earned premiums by significant underwriting segment
(dollars in thousands):

	Years Ended December 31,

EARNED PREMIUMS	2002	2001	2000

Excess and Surplus Lines	$768,563	$503,939	$352,250
Specialty Admitted	185,933	138,321	120,568
London Insurance Market	558,534	467,551	340,439
Other (Discontinued Lines)	35,986	96,873	125,286

TOTAL	$1,549,016	$1,206,684	$938,543

Earned premiums increased to $1.5 billion in 2002 from $1.2 billion in 2001 and $938.5 million in 2000. The 2002 increase in earned premiums was the result of increased gross written premiums, primarily in the Excess and Surplus Lines segment. In 2001, the increase in earned premiums was primarily due to increased gross premium volume in the Excess and Surplus Lines and Specialty Admitted Lines segments and the inclusion of the London Insurance Market segment for the entire year.

Excess and Surplus Lines earned premiums rose to $768.6 million in 2002 and $503.9 million in 2001 from $352.3 million in 2000. Earned premiums grew 53% in 2002 and 43% in 2001. The growth in both years was primarily due to higher gross premium volume over the past several years for all Excess and Surplus Lines units.

Specialty Admitted earned premiums increased 34% to $185.9 million in 2002 and 15% to $138.3 million in 2001 from $120.6 million in 2000. The increase in both years was primarily due to growth in new programs and higher gross premium volume in existing lines of business over the past several years.

London Insurance Market earned premiums grew to $558.5 million in 2002 from $467.6 million in 2001 and $340.4 million in 2000. Earned premiums increased 19% in 2002 and 37% in 2001. In 2002, the increase in earned premiums for the London Insurance Market segment was primarily due to higher gross premiums over the last several quarters. The increase in earned premiums for 2001 was primarily due to the effect of the Markel International acquisition occurring on March 24, 2000.

Other (Discontinued Lines) earned premiums decreased in 2002 and 2001 due to the run off of discontinued programs. Other (Discontinued Lines) earned premiums should continue to decrease as discontinued programs run off.

Net investment income for the year ended December 31, 2002 was $170.1 million compared to $170.7 million in 2001 and $154.2 million in 2000. In 2002, a larger investment portfolio offset lower investment yields. The increase in 2001 was due to the acquisition of Markel International and growth in the investment portfolio partially offset by lower investment yields. Investments and cash grew approximately 20% in 2002 to $4.3 billion and 15% in 2001 to $3.6 billion from $3.1 billion in 2000.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase in the investment portfolio in 2002 was primarily due to cash flows from operations of $507 million. The 2001 increase in the investment portfolio was primarily due to proceeds from the Company’s completion of two common share offerings (net of debt retirements and repayments), cash flows from operations and unrealized gains.

The Company recognized $51.0 million of net realized gains from investment sales in 2002 compared to $20.0 million in 2001 and $1.5 million in 2000. During 2002, the fixed maturities portfolio in the London Insurance Market segment was reallocated, which resulted in gains being realized. The reallocation focused primarily on extending the duration of the portfolio. Fluctuations are also the result of interest rate volatility which influences the market values of fixed maturities and equity investments. The Company’s investment strategy seeks to maximize total investment returns over a long-term period. The Company’s focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other than temporary. All securities with an unrealized loss are reviewed. The Company’s ability to hold securities until recovery is not considered in the evaluation.

The Company recognized $18.5 million, $22.8 million and $35.4 million of gross realized losses on its fixed maturities and equity securities for the years ended December 31, 2002, 2001 and 2000, respectively. Proceeds received on securities sold at a loss were $386.7 million in 2002, $201.5 million in 2001 and $551.6 million in 2000.

Approximately 68% of the gross realized losses in 2002 were related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses for 2002 included a $2.4 million write down of a fixed maturity to estimated fair value for an airline that was experiencing financial difficulty. Later in the year, the airline filed for bankruptcy. Gross realized losses were primarily recognized on fixed maturities as a result of the Company reallocating the fixed maturities portfolio during 2002. The largest equity security loss during 2002 related to the sale of an auto manufacturer. The security had been in a continuous unrealized loss position for eighteen months. The Company sold the security due to deteriorating conditions in the United States auto market and to allocate capital to investments with greater potential for long-term appreciation.

Approximately 73% of the gross realized losses in 2001 were related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses included $2.1 million of write downs to estimated fair market value for two securities. Approximately half of the gross realized equity securities losses in 2001 were the result of four property and casualty insurance investments. Each of the four experienced a decrease in estimated fair value as the result of poor operating performance due to adverse loss reserve development. These investments were disposed of during 2002 due to concern over the adequacy of loss reserves held by those companies. Three of the four investments had been in a continuous unrealized loss position for less than one year.

At December 31, 2002 and 2001 the Company held securities with gross unrealized losses of $19.8 million and $17.7 million, respectively. At December 31, 2002 and 2001 all of these securities were reviewed and the Company believes there were no indications of impairment.

Following is an aging of gross unrealized investment losses showing the length of time that securities have continuously been in an unrealized loss position (dollars in thousands):

	December 31, 2002

	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss

3 months or less	$245,850	$241,298	$(4,552)
3-6 months	68,097	61,793	(6,304)
6-9 months	45,441	40,457	(4,984)
9-12 months	580	579	(1)
1 year or more	42,893	38,983	(3,910)

TOTAL	$402,861	$383,110	$(19,751)

	December 31, 2001

	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss

3 months or less	$439,420	$431,753	$(7,667)
3-6 months	53,536	50,444	(3,092)
6-9 months	30,835	28,032	(2,803)
9-12 months	17,689	17,316	(373)
1 year or more	68,213	64,466	(3,747)

TOTAL	$609,693	$592,011	$(17,682)

At December 31, 2002, the Company held nine securities with total estimated fair value of $39.0 million and gross unrealized losses of $3.9 million which had been in a continuous unrealized loss position for greater than one year. Seven of these securities were fixed maturities where the Company expects to receive all interest and principal payments. Two of these securities were equity securities of pharmaceutical companies where the Company believes that market valuations are low due to market sentiment as opposed to the operating fundamentals and financial conditions of the companies.

At December 31, 2001, the Company held eighteen securities with total estimated fair value of $64.5 million and gross unrealized losses of $3.7 million which had been in a continuous unrealized loss position for greater than one year. Sixteen of these securities were fixed maturities where the Company expects to receive all interest and principal payments. Two of the securities were equity securities.  The estimated fair value of one of these equity securities recovered during 2002. The other equity security was a foreign security that was sold at a loss during 2002, primarily due to adverse foreign exchange movements.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total operating expenses, which include losses and loss adjustment expenses, underwriting, acquisition and insurance expenses and amortization of intangible assets, were $1.6 billion in 2002 compared to $1.5 billion in 2001 and $1.1 billion in 2000. The 2002 increase was primarily the result of higher premium volume, partially offset by lower amortization of intangible assets due to the adoption of Statement No. 142. The 2001 increase in total operating expenses was primarily due to the inclusion of Markel International for the full year and $75.0 million of WTC losses, $ 98.4 million of prior years’ reserve strengthening in Other (Discontinued Lines) and $20.0 million of expense charges.

The following is a comparison of selected data from the Company’s operations (dollars in thousands):

	Years Ended December 31,

	2002	2001	2000

Gross premium volume	$2,217,691	$1,774,361	$1,131,869
Net premiums written	$1,617,188	$1,286,432	$834,783
Net retention	73%	73%	74%
Earned premiums	$1,549,016	$1,206,684	$938,543
Losses and loss adjustment expenses	$1,114,610	$1,049,421	$731,531
Underwriting, acquisition and insurance expenses	$487,108	$450,859	$339,089
Underwriting loss*	$(52,702)	$(293,596)	$(132,077)
U.S. GAAP COMBINED RATIOS**
Excess and Surplus Lines	93%	102%	100%
Specialty Admitted	100%	101%	88%
London Insurance Market	107%	134%	116%
Other (Discontinued Lines)	292%	229%	174%
Markel Corporation (Consolidated)	103%	124%	114%

*

The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income (loss) or net income (loss) computed in accordance with U.S. GAAP as a measure of profitability.

**	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums.  The Company reported a combined ratio of 103% for 2002 compared to 124% in 2001 and 114% in 2000.  The Company’s 2002 underwriting loss was primarily due to $66.3 million of reserve increases in Other (Discontinued Lines).  The 2001 underwriting loss was primarily due to prior years’ reserve increases of $ 98.4 million in Other (Discontinued lines), $75.0 million of WTC losses and $20.0 million of expense charges. In 2000, the underwriting loss was primarily due to underwriting losses in Markel International’s continuing and discontinued programs since acquisition in March of 2000 and $32.0 million of reserve increases on Gryphon discontinued lines.

The following is an analysis of prior years’ loss reserve increases by segment (dollars in millions):

	Year Ended December 31, 2002

	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other (Discontinued Lines)	Total Prior Years’ Reserve Increases

General and products liability	31.4	—	—	—	$31.4
Asbestos Exposures(1)	—	—	—	35.0	35.0
Reinsurance costs and allowance for reinsurance recoverables	—	—	—	9.0	9.0
Net other prior years’ (redundancy)deficiency	(0.2)	(8.3)	6.0	22.3	19.8

Total before prior years’ premium adjustments	31.2	(8.3)	6.0	66.3	95.2

Prior years’ premium adjustments(2)					36.4

TOTAL					$131.6

	Year Ended December 31, 2001

	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other (Discontinued Lines)	Total Prior Years’ Reserve Increases

New York Contractors Program	29.0	—	—	—	$29.0
Asbestos Exposures(1)	—	—	—	30.0	30.0

Allowance for Reinsurance Recoverables	—	—	—	15.0	15.0
Worldwide Motor Program	—	—	—	39.0	39.0
Net other prior years’ (redundancy) deficiency	(7.4)	(5.8)	(2.0)	14.4	(0.8)

Total before prior years’ premium adjustments	21.6	(5.8)	(2.0)	98.4	112.2

Prior years’ premium adjustments(2)					25.3

TOTAL					$137.5

(1) Asbestos exposures include allowances for reinsurance bad debt.
(2) Prior years’ premium adjustments relate to premiums written in the Company’s international operations and represent the loss reserve impact of the re-estimation of written and earned premiums for prior calendar years. The re-estimation of premium writings has historically been necessary in the Company’s international operations due to the issuance of policies where the final premium amount was not known for a period of time. The Company has significantly reduced writings in these programs and prior years’ premium adjustments will decrease. The effect of prior years’ premium adjustments on loss reserves is shown as an increase in loss reserves in the loss reserve development table on page 84. However, these adjustments have no impact on the current calendar year underwriting loss as the underwriting loss on prior years’ premium adjustments was recognized in prior calendar years.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The combined ratio for the Excess and Surplus Lines segment decreased to 93% for the year from 102% in 2001 and 100% in 2000.  The decrease in the combined ratio for 2002 was primarily due to an improved current year loss ratio and an improved expense ratio due to higher volume and lower commission rates. During 2002, general and products liability loss reserves in the Brokered Excess and Surplus Lines unit were increased $31.4 million for business written between 1996 and 1999. The Company determined through actuarial analysis and claims reviews throughout 2002 that loss severity and frequency were higher than previously estimated in these programs. The Company has made significant changes in risk selection and pricing in these programs and believes that business written in 2000 through 2002 will be profitable.

The Excess and Surplus Lines 2001 combined ratio included $29.0 million of adverse development on the New York contractors program at the Brokered Excess and Surplus Lines unit. Since discontinuing the New York contractors program in January 2000, the Company has experienced adverse development in the program and, as a result, initiated a project to re-evaluate its potential ultimate exposure in 2001. Issues involving application of statutes of limitations and the evolving and complex judicial and legislative environment in New York made the process difficult. During 2001, the Company brought in new claims management at the Brokered Excess and Surplus Lines unit. New claims management with legal and actuarial assistance completed a review of this program during 2001. As a result of this review, the Company increased reserves in 2001 for business written between 1996 and 2000. The Company believes the program is adequately reserved at this time, however, adverse development is possible.

The combined ratio for Specialty Admitted was 100% in 2002 compared to 101% in 2001 and 88% in 2000. In 2002, Specialty Admitted benefited from an improved expense ratio due to higher volume and $8.3 million of prior years’ reserve decreases. These benefits were offset by 2002 catastrophe losses and unfavorable results in two programs cancelled by the Specialty Program Insurance unit, the recreation and leisure program and surety bond program. The increase in the 2001 combined ratio was the result of lower favorable prior years’ loss reserve development and higher current year loss ratios in the Specialty Personal and Commercial Lines unit due to higher frequency and severity of claims in the property, high performance watercraft and motorcycle programs. The Company continues to increase prices, exit unprofitable programs and reunderwrite existing programs in order to return this segment to underwriting profitability.

The combined ratio for the London Insurance Market segment was 107% in 2002 compared to 134% in 2001 and 116% in 2000. The combined ratio for the London Insurance Market segment improved significantly in 2002. Starting with a 110% combined ratio in the first quarter of 2002, the London Insurance Market segment improved to 107%, 106% and 104% combined ratios in the second, third and fourth quarters of 2002, respectively. The segment benefited in 2002 from an improved expense ratio primarily due to lower commission rates and lower overhead costs. The 2001 results for the London Insurance Market segment included $70.8 million of WTC losses, $5.0 million of allowances for reinsurance recoverables and $20.0 million of expense charges. Excluding the above items, the 2001 combined ratio for the London Insurance Market segment would have been 113% compared to the reported 134%. The Company is intent on strengthening Markel International’s operating performance and balance sheet through a focus on expense control and underwriting discipline which includes improved risk selection, pricing and the appropriate use of reinsurance.

The Company’s total estimated loss exposure to the events of September 11, 2001 was $75.0 million, net of estimated reinsurance recoverables of approximately $263.0 million. The London Insurance Market segment WTC provision was $70.8 million. The Excess and Surplus Lines and Other (Discontinued Lines) segments had WTC provisions of $1.5 million and $2.7 million, respectively. In addition to reported claims, the Company used many loss estimation techniques including detailed policy level reviews, the use of catastrophe modeling software, direct contact with insureds and brokers and sensitivity analysis to possible coverage scenarios in order to develop its estimated WTC exposure. During 2002, the volume of reported WTC losses decreased significantly and the losses that were reported had been included in the Company’s original WTC estimates. The Company continues to believe that its WTC provisions are adequate, however adverse development is possible.

Upon renewal in early January 2002, the cost of the marine and energy reinsurance program, which is included in the London Insurance Market segment, increased significantly. Based on these higher costs, the Company determined that unearned premiums at December 31, 2001 for the unexpired marine and energy risks were not adequate to cover future losses, increased reinsurance costs and related deferred policy acquisition costs. As a result, the Company wrote off $20.0 million of deferred policy acquisition costs in 2001.

The 2002 underwriting loss from Other (Discontinued Lines) was $68.9 million compared to $124.7 million in 2001 and $92.1 million in 2000. In 2002, Other (Discontinued Lines) reserves were increased $66.3 million, of which $35.0 million was due to asbestos exposures and related allowances for reinsurance bad debt.  The remaining $31.3 million of reserve increases were related primarily to $22.3 million of run off costs for Other (Discontinued Lines) and $9.0 million of reserve increases for reinsurance costs and collection issues. The 2001 underwriting loss was primarily due to $39.0 million of reserve strengthening in the worldwide motor program, $30.0 million of  reserve increases for asbestos exposures and related reinsurance bad debt and $15.0 million of allowances for financially weak reinsurers and collection disputes with reinsurers.  In 2000, the underwriting loss for Other (Discontinued Lines) included $52.0 million of underwriting loss on discontinued programs at Markel International and $32.0 million of reserve increases on Gryphon discontinued lines.

The Company completed its annual review of asbestos and environmental loss reserves during the third quarter of 2002. Bankruptcies of asbestos defendants coupled with significant increases in the number of claims from exposed, but not ill, individuals have increased the insurance industry’s asbestos exposures.  As a result of the study and these unfavorable litigation trends, the Company determined that it was appropriate to increase reserves for asbestos and environmental exposures, including reinsurance bad debt. The Company increased 1986 and prior years’ loss reserves $35.0 million in 2002. In 2001, the Company also increased 1986 and prior years’ asbestos loss reserves and related allowances for reinsurance bad debt $30.0 million. The need to increase asbestos loss reserves the past two years demonstrates that asbestos and environmental reserves are subject to significant uncertainty due to potential loss severity and an uncertain and increasingly unfavorable legal climate. The Company seeks to establish appropriate reserve levels for asbestos and environmental reserves, however these reserves could be subject to increases in the future. The Company’s asbestos and environmental reserves are not discounted to present value and are forecasted to pay out over the next 50 years.  See note 8 of the notes to consolidated financial statements for a further discussion of the Company’s exposures to asbestos and environmental claims.

In 2002 and 2001, the Company increased Other (Discontinued Lines) allowance for reinsurance collection issues by $9.0 million and  $15.0 million, respectively. These allowances provided for additional reinsurance costs to run off discontinued programs, increased reserves for financially weak reinsurers and collection disputes with reinsurers. The Company has implemented policies to reduce its reliance on reinsurance in the future, but must still account for and collect reinsurance for business written prior to the acquisition of Markel International. Deterioration in the credit quality of existing reinsurers or disputes over the terms of reinsurance could result in additional charges, which could have an adverse impact on the Company’s results of operations and financial condition.

During 2001, the Company also increased loss reserves for business written between 1997 and 2000 by $39.0 million for Markel International’s discontinued worldwide motor program. The Company

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

discontinued the worldwide motor book of business shortly after the purchase of Markel International due to the program’s poor administrative controls, including delegation of underwriting and claims authority to brokers around the world, and inadequate pricing. Late in 2001, the Company obtained information from brokers and performed broker audits in order to reassess its potential exposure. Upon completion of this review, the Company determined that reserve strengthening was required.

Management continues to monitor claims and reinsurance experience on pre-acquisition books of business and Other (Discontinued Lines). The Company believes that its reserves are adequate; however adverse experience is possible and could result in reserve increases in the future.

All of the Company’s insurance operations have been and are currently achieving significant rate increases. The Company expects its U.S. GAAP combined ratio to improve during 2003 as these price increases are earned.

Amortization of intangible assets decreased to $10.7 million in 2002 compared to $30.7 million in 2001 and $23.3 million in 2000. Effective January 1, 2002, the Company adopted Statement No. 142. The decrease in amortization in 2002 is due to the fact that goodwill is no longer amortized after the adoption of Statement No. 142. Instead, Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually, in lieu of being amortized. Intangible assets, other than goodwill, will be fully amortized in 2003. See note 6 of the notes to consolidated financial statements for a discussion of the adoption of Statement No. 142. The increase in 2001 was due to amortization of goodwill and other intangibles from the acquisition of Markel International.

Interest expense was $40.1 million in 2002 compared to $48.6 million in 2001 and $52.3 million in 2000. For both 2002 and 2001, the decrease in interest expense was primarily due to lower average borrowings during the year under the Company’s revolving credit facility. During 2001, long-term debt was reduced through the proceeds of two common share offerings.

The Company reported an effective tax rate of 36% in 2002 compared to tax benefits of 31% and 47% in 2001 and 2000, respectively. The tax benefit for 2001 was lower than the expected corporate tax rate of 35% primarily due to nondeductible amortization of intangibles prior to the adoption of Statement No. 142. The tax benefit for 2000 was higher than the expected corporate tax rate primarily due to the recognition of a benefit of $8.0 million related to the realization of tax benefits attributable to certain differences between financial reporting and tax bases of assets acquired in a prior period. This benefit was recognized when management determined that estimated tax liabilities were less than amounts previously accrued. Prior to considering this benefit, the Company’s tax benefit was 31% in 2000 compared to the 47% reported. See note 7 of the notes to consolidated financial statements for a discussion of factors affecting the realization of the Company’s gross deferred tax assets.

In evaluating its operating performance, the Company focuses on core underwriting and investing results (core operations) before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Although these measures do not replace operating income (loss) or net income (loss) computed in accordance with U.S. GAAP as a measure of profitability, management focuses on this performance measure because it reduces the variability in results associated with realized gains or losses and also eliminates the impact of accounting transactions which do not reflect current operating costs. The Company reported income from core operations of $49.1 million in 2002 compared to loss from core operations of $112.1 million and $15.9 million in 2001 and 2000, respectively. The 2002 improvement was primarily due to minimal catastrophe losses compared to 2001 partially offset by $66.3 million of reserve increases in Other (Discontinued Lines) during 2002 related primarily to asbestos exposures. In addition, underwriting results improved in each of the Company’s three underwriting segments. The 2001 loss was primarily due to WTC losses, reserve increases, allowances for reinsurance recoverables and expense charges. The 2000 loss was primarily due to underwriting losses at Markel International and reserve strengthening on Gryphon discontinued lines.

The Company reported comprehensive income of $73.3 million in 2002 compared to comprehensive loss of $76.9 million in 2001 and $81.5 million of comprehensive income in 2000. The improvement in 2002 was primarily due to higher net income compared to net losses in both 2001 and 2000. The 2001 comprehensive loss was primarily due to WTC losses, reserve strengthening and expense charges partially offset by the increased market value of the Company’s investment portfolio. Comprehensive income in 2000 was due to the increased market value of the Company’s investment portfolio partially offset by a net loss in 2000.

Claims And Reserves

The Company maintains reserves for specific claims incurred and reported, reserves for claims incurred but not reported and reserves for uncollectible reinsurance. Reserves for reported claims are based primarily on case-by-case evaluations of the claims and their potential for adverse development. Reserves for reported claims consider the Company’s estimate of the ultimate cost to settle the claims, including investigation and defense of lawsuits resulting from the claims, and may be subject to adjustment for differences between costs originally estimated and costs subsequently re-estimated or incurred.

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example the 1997 liability for losses and loss adjustment expenses at the end of 1997 for 1997 and all prior years, adjusted for commutations, acquisitions and other, was originally estimated to be $1,393.8 million. Five years later, as of December 31, 2002, this amount was re-estimated to be $1,365.7 million, of which $782.6 million had been paid, leaving a reserve of $583.1 million for losses and loss adjustment expenses for 1997 and prior years remaining unpaid as of December 31, 2002.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (continued)

The following table represents the development of the Company’s balance sheet reserves for the period 1992 through 2002 (in millions):

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Net reserves restated for commutations, acquisitions and other	$880.1	931.5	1,014.7	1,118.2	1,243.1	1,393.8	1,650.0	1,979.7	2,054.1	2,308.6	2,780.7

Paid (cumulative) as of:
One year later	95.1	151.4	135.9	124.5	145.7	161.1	248.7	550.3	607.7	647.7
Two years later	217.2	253.4	219.1	227.6	266.2	345.1	576.2	908.3	1,030.3
Three years later	297.0	307.8	286.9	305.2	399.5	539.6	836.2	1,179.8
Four years later	331.7	353.3	337.7	399.7	528.6	667.2	1,001.6
Five years later	361.2	387.2	403.7	495.6	619.9	782.6
Six years later	385.3	439.4	477.2	584.8	698.3
Seven years later	426.4	497.7	549.6	645.1
Eight years later	478.1	536.7	597.3
Nine years later	510.8	575.7
Ten years later	539.8
Reserves re-estimated as of:
One year later	873.9	894.3	1,005.9	1,094.0	1,217.1	1,356.3	1,611.5	1,992.2	2,191.6	2,440.2
Two years later	846.8	915.5	981.1	1,067.2	1,193.1	1,320.1	1,604.8	2,086.1	2,305.6
Three years later	848.3	897.8	958.2	1,050.2	1,162.4	1,290.5	1,646.5	2,169.3
Four years later	832.3	892.2	953.7	1,034.7	1,115.3	1,318.7	1,698.1
Five years later	834.6	893.3	941.7	992.1	1,141.9	1,365.7
Six years later	840.2	887.5	903.7	1,028.8	1,187.9
Seven years later	837.8	853.3	941.5	1,066.7
Eight years later	803.2	890.6	980.0
Nine years later	838.1	936.5
Ten years later	880.6
Net cumulative redundancy (deficiency)	$(0.5)	(5.0)	34.7	51.5	55.2	28.1	(48.1)	(189.6)	(251.5)	(131.6)

Cumulative %	0%	(1)%	3%	5%	4%	2%	(3)%	(10)%	(12)%	(6)%
Gross liability, end of year, restated for acquisitions and other	$1,451.7	1,439.3	1,469.5	1,585.9	1,747.8	1,958.8	2,293.0	2,707.4	3,040.1	3,703.0	4,366.8
Reinsurance recoverable, restated for commutations, acquisitions and other	571.6	507.8	454.8	467.7	504.7	565.0	643.0	727.7	986.0	1,394.4	1,586.1

Net liability, end of year, restated for commutations, acquisitions and other	$880.1	931.5	1,014.7	1,118.2	1,243.1	1,393.8	1,650.0	1,979.7	2,054.1	2,308.6	2,780.7

Gross re-estimated liability	1,429.6	1,503.3	1,517.5	1,641.0	1,824.6	2,083.6	2,577.3	3,457.0	3775.4	4,066.5
Re-estimated recoverable	549.0	566.8	537.5	574.3	636.7	717.9	879.2	1,287.7	1,469.8	1,626.3

Net re-estimated liability	$880.6	936.5	980.0	1,066.7	1,187.9	1,365.7	1,698.1	2,169.3	2,305.6	2,440.2

Gross cumulative redundancy (deficiency)	$22.1	(64.0)	(48.0)	(55.1)	(76.8)	(124.8)	(284.3)	(749.6)	(735.3)	(363.5)

Net cumulative redundancies (deficiencies) represent the change in the estimate from the original balance sheet date to the date of the current estimate. For example the 1997 liability for losses and loss adjustment expenses developed a $28.1 million redundancy from December 31, 1997 to December 31, 2002, five years later. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. The gross cumulative redundancies (deficiencies) for 2001 and prior years are presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies depending on the nature and extent of applicable reinsurance. The net and gross cumulative deficiency for 2001 and prior years was primarily the result of adverse development in the Excess and Surplus Lines and Other (Discontinued Lines) segments. See Results of Operations for further discussion of prior years’ loss reserve increases.

See note 8 of the notes to consolidated financial statements and the discussion under “Critical Accounting Policies” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity And Capital Resources

The Company seeks to maintain prudent levels of liquidity and financial leverage for the protection of its policyholders, creditors and shareholders. The Company is moving to a target capital structure that includes 20% to 30% debt. At December 31, 2002, the Company’s debt to total capital ratio was 27% compared to 24% in 2001. In 2001, the Company completed two common share offerings issuing 2.5 million shares. From time to time, the Company’s debt to total capital ratio may increase due to business opportunities that may be financed in the short-term with debt.

In calculating its debt to total capital ratio, the Company considers the 8.71% Capital Securities as 100% equity due to the equity-like features of these instruments. The Company has the option to defer interest payments for up to five years, and the 8.71% Capital Securities mature in 2046.

In order to maintain prudent levels of liquidity, the Company seeks to maintain minimum cash and investments at its holding company (Markel Corporation) of approximately two times annual interest expense. At December 31, 2002, $115.1 million of cash and investments were held at Markel Corporation which approximated 2.9 times annual interest expense.

The Company’s insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. Short-term investments held by the Company’s insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses. As a holding company, Markel Corporation receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are made within the guidelines of various management agreements between the holding company and its subsidiaries.

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which the Company’s domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Pursuant to such laws, at December 31, 2002, the

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (continued)

Company’s domestic insurance subsidiaries could pay dividends of $79.2 million during the following twelve months without prior regulatory approval. There are also regulatory restrictions on the amount of dividends that the Company’s foreign insurance subsidiaries may pay. In general, the Company must seek prior approval of any dividends from its foreign insurance subsidiaries. To provide sufficient capital to enable profitable premium growth, the Company does not intend to take dividends from its insurance subsidiaries in 2003. Management believes the Company has adequate liquidity at the holding company to service debt obligations and meet other corporate needs.

Net cash provided by operating activities increased to $507.4 million in 2002 compared to $164.5 million in 2001 and $89.2 million in 2000. The improvement in both 2002 and 2001 was primarily due to increased cash flows in the Excess and Surplus Lines and Specialty Admitted segments due to growth in gross premium volume and continued profitability. The Company also benefited from significant improvement in operating cash flows at Markel International in 2002, which reported cash provided by operating activities of $57.2 million compared to operating cash used by operations of $11.9 million in 2001. The increased operating cash flows for Markel International were primarily due to improved underwriting results.

The Company’s invested assets increased to $4.3 billion at December 31, 2002 from $3.6 billion at December 31, 2001. The increase in invested assets was primarily due to the significant increase in net cash provided by operating activities discussed above. See note 2(e) of the notes to consolidated financial statements for a discussion of restricted assets.

At December 31, 2002, reinsurance recoverable on paid and unpaid losses was $1.7 billion compared to $1.6 billion in the prior year.  The increase in reinsurance recoverable on unpaid losses was primarily due to increased premium volume within the Excess and Surplus Lines segment and loss reserve development. See note 14 of the notes to consolidated financial statements for a discussion of reinsurance recoverables and exposures. While management believes that reinsurance recoverable balances are collectible, deterioration in reinsurers’ ability to pay or collection disputes could adversely affect the Company’s operating cash flows, financial position and results of operation.

At December 31, 2002, unpaid losses and loss adjustment expenses were $4.4 billion compared to $3.7 billion at December 31, 2001. The increase was primarily due to increased gross premium volume and loss reserve development.

The following summary reconciles unpaid losses and loss adjustment expenses by operating segment to the Company’s consolidated financial statements (dollars in thousands):

	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other (Discontinued Lines)	Consolidated

December 31, 2002	1,480,517	190,246	1,478,011	1,218,029	$4,366,803
December 31, 2001	1,092,899	148,622	1,316,009	1,142,443	$3,699,973

Unearned premiums increased to $937.4 million at December 31, 2002 from $806.9 million in the prior year. The increase was primarily due to increased gross premium volume in the Excess and Surplus Lines segment due to increased submission activity and price increases.

Convertible notes payable were $86.1 million at December 31, 2002 compared to $116.0 million at December 31, 2001. In 2001, the Company issued $408 million face amount, $113 million net proceeds, of Liquid Yield Option™ Notes (LYONs). The LYONs are zero coupon senior notes convertible into the Company’s common shares under certain conditions. Contingent cash interest and contingent additional principal may be payable in certain circumstances and the LYONs’ holders may require the Company to repurchase the LYONs at specified dates. If the LYONs are put to the Company, the Company may issue common shares or pay cash to settle its obligations to the holders. On June 5, 2002, certain holders of the Company’s LYONs exercised the first put option by requiring the Company to repurchase $119.9 million principal amount at maturity of the LYONs, at their accreted value of approximately $35.4 million in cash. Holders may again require the Company to repurchase the LYONs on June 5, 2004. See note 9 of the notes to consolidated financial statements for further discussion of the Company’s convertible notes payable.

Long-term debt was $404.4 million and $265.0 million at December 31, 2002 and 2001, respectively. During 2002, the Company used $140.0 million of net borrowings under its $300 million revolving credit facility to make capital contributions to its insurance subsidiaries. As of December 31, 2002, there was $175.0 million outstanding under the revolving credit facility compared to $35.0 million outstanding at December 31, 2001.

In 2002, the Company completed an exchange offering and consent solicitation for $171 million principal amount of outstanding notes issued by Markel International Limited, a wholly-owned subsidiary. The offering had no impact on outstanding indebtedness, as the notes were included in the Company’s consolidated liabilities and the terms of the old Markel International Limited notes and new Markel Corporation notes were substantially the same. As a result of the exchange offer, the maturity date of the Company’s revolving credit facility is December 31, 2004. During 2003, the Company anticipates replacing its existing revolving credit facility.

The Company was in compliance with all covenants contained in its revolving credit facility at December 31, 2002. One of the covenants in the facility specifies minimum financial strength ratings for the Company’s core United States insurance subsidiaries. To the extent that the Company’s core United States financial strength ratings are reduced below current levels, the Company’s access to the credit facility could be restricted. While the Company believes such action is unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity. See note 10 of the notes to consolidated financial statements for further discussion of the Company’s revolving credit facility.

On February 25, 2003, the Company issued $200 million of 6.80% unsecured senior notes, due February 15, 2013. The notes were issued under an existing shelf registration statement. Net proceeds to the Company were $198.0 million and will be used to repay balances outstanding at December 31, 2002 on the revolving credit facility and to provide partial funding for $67.0 million of notes that mature on November 1, 2003.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following is a summary of the Company’s contractual cash payment obligations at December 31, 2002 (dollars in thousands):

	Payments by Due Dates

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Convertible notes payable	$86,109	—	86,109	—	—
Long-term debt	404,384	66,992	175,000	70,102	92,290
8.71% Capital Securities	150,000	—	—	—	150,000
Operating leases	90,182	11,185	21,038	23,670	34,289

TOTAL	$730,675	78,177	282,147	93,772	276,579

See notes 5, 9, 10 and 11 of the notes to consolidated financial statements for a further discussion of these obligations. Holders of the convertible notes may require the Company to repurchase these obligations on June 5, 2004.

At December 31, 2002, the Company had $75.9 million of irrevocable undrawn letters of credit and $1.5 billion of investments, cash and cash equivalents held in trust or on deposit for the benefit of policyholders or reinsurers in the event of default by the Company on its obligations to pay claims. These investments, cash and cash equivalents and the related liabilities are included on the Company’s consolidated balance sheets. See note 2(e) of the notes to consolidated financial statements.

The Company also has other contingencies, including contingencies involving litigation, that arise in the normal conduct of its operations. See note 15 of the notes to consolidated financial statements for further discussion of these contingencies.

The Company’s insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC’s requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2002, the capital and surplus of each of the Company’s domestic insurance subsidiaries was above the minimum regulatory threshold.

Capital adequacy of the Company’s international insurance subsidiaries is regulated by the Financial Services Authority, the Council of Lloyd’s and the Bermuda Registrar of Companies. At December 31, 2002, the capital and surplus of each of the Company’s international insurance subsidiaries was above the minimum regulatory thresholds.

Capital providers at Lloyd’s are required to post collateral to support their premium writings for the next year. In 2002, the Company posted $167 million of additional collateral with Lloyd’s to support Markel Syndicate 3000 premium writings for 2003. The Company also contributed $120 million of capital to its United States insurance operations to support 2003 premium writings. The Company’s ultimate premium writings for 2003 will determine if additional capital will be needed. Management believes the Company has sufficient liquidity to meet these potential capital needs.

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company’s consolidated balance sheets include assets and liabilities with estimated fair values which are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign exchange risk for its international operations. The Company has no material commodity risk.

Equity Price Risk

The estimated fair value of the Company’s investment portfolio at December 31, 2002 was $4.3 billion, 87% of which was invested in fixed maturities, short-term investments and cash, and 13% of which was invested in equity securities. At December 31, 2001, the estimated fair value of the Company’s investment portfolio was $3.6 billion, 85% of which was invested in fixed maturities, short-term investments and cash, and 15% of which was invested in equity securities. The Company anticipates increasing its investment allocation to equity securities during 2003 by approximately $150 million to $200 million. The Company will continue to invest shareholder funds in equity securities which have historically, over long periods of time, produced higher returns relative to fixed maturities. The Company seeks to invest at reasonable prices in companies with solid business plans and capable and honest management. The Company intends to hold these investments over the long term. This focus on long-term total investment returns may result in variability in the level of unrealized investment gains or losses from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes. See note 2(a) of the notes to consolidated financial statements for disclosure of gross unrealized gains (losses) by investment category.

At December 31, 2002, the Company’s equity portfolio was concentrated in terms of the number of issuers and industries. At December 31, 2002, the Company’s ten largest equity holdings represented $336.6 million or 61% of the equity portfolio. Investments in the property and casualty insurance industry represented $237.0 million, or 43% of the equity portfolio at December 31, 2002. Such concentrations can lead to higher levels of short-term price volatility. Due to its long-term investment focus, the Company is not as concerned with short-term market volatility as long as its insurance subsidiaries’ ability to write business is not impaired. The Company has investment guidelines that set limits on the amount of equity securities its insurance subsidiaries can hold.

The table below summarizes the Company’s equity price risk and shows the effect of a hypothetical 20% increase or decrease in market prices as of December 31, 2002 and 2001. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease in) Shareholders’ Equity

As of December 31, 2002
Equity Securities	$550,909	20% increase	$661,091	6.2
		20% decrease	$440,727	(6.2)
As of December 31, 2001
Equity Securities	$543,554	20% increase	$652,265	6.5
		20% decrease	$434,843	(6.5)

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Rate Risk

The Company’s fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

Approximately three-quarters of the Company’s investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments, cash and cash equivalents, has an average duration of 3.7 years and an average rating of “AA”. See note 2(b) of the notes to consolidated financial statements for disclosure of contractual maturity dates of the Company’s fixed maturity portfolio. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company’s liabilities. The Company has investment policies which limit the maximum duration and maturity of the fixed maturity portfolio.

The Company utilizes bonds with embedded put options to manage the effect of changing interest rates on the fixed maturity portfolio. At December 31, 2002, the Company held $100.8 million of corporate bonds with embedded put options. These put bonds were issued with long maturity dates, generally 30 years, with shorter put dates, generally 10 years. Put bonds provide the holder the option to force redemption of the bonds on the put dates. These bonds are assumed to outperform in price should interest rates decline while performing like shorter dated securities, if interest rates rise. This asymmetrical price performance is shown on the following table by greater price appreciation in the fixed maturity portfolio if rates decline by 200 basis points than price depreciation if rates increase by 200 basis points.

The Company utilizes a commercially available model to estimate the effect of interest rate risk on the fair values of its fixed maturity portfolio and borrowings. The model estimates the impact of interest rate changes on a wide range of factors including duration, prepayment, put options and call options. Fair values are estimated based on the net present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single-point in time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.

The table below summarizes the Company’s interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2002 and 2001. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in

				Fair Value Fixed Maturities	Shareholders’ Equity

FIXED MATURITY INVESTMENTS
As of December 31, 2002
Total Fixed Maturity
Investments*	$3,763,243	200 bp decrease	$4,089,907	8.7	18.3
		100 bp decrease	3,920,736	4.2	8.8
		100 bp increase	3,613,826	(4.0)	(8.4)
		200 bp increase	3,465,112	(7.9)	(16.7)
As of December 31, 2001
Total Fixed Maturity
Investments*	$3,047,648	200 bp decrease	$3,314,132	8.7	16.0
		100 bp decrease	3,177,044	4.2	7.8
		100 bp increase	2,923,066	(4.1)	(7.5)
		200 bp increase	2,805,858	(7.9)	(14.5)
LIABILITIES**
As of December 31, 2002
Borrowings**	$447,000	200 bp decrease	$495,495		***
		100 bp decrease	469,878		***
		100 bp increase	426,782		***
		200 bp increase	408,309		***
As of December 31, 2001
Borrowings**	$452,000	200 bp decrease	$492,667		***
		100 bp decrease	471,226		***
		100 bp increase	435,009		***
		200 bp increase	419,483		***

*	Includes short-term investments, cash and cash equivalents.

**

Balances outstanding under the Company’s revolving credit facility at December 31, 2002 and 2001 are not included in the above table. Interest rates on the amounts outstanding under this facility reset frequently, which limits the impact of changing interest rates.

***	Changes in estimated fair value have no impact on shareholders’ equity.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Foreign Exchange Risk

The Company has foreign exchange risk on its assets and liabilities. The Company primarily manages this risk by matching assets and liabilities in each foreign currency as closely as possible.

At December 31, 2002 and 2001, approximately 83% and 86%, respectively, of the Company’s investment portfolio and cash was denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% at December 31, 2002 and 2001 and the United Kingdom Sterling/United States Dollar exchange rate had increased or decreased by 5%, the economic effect on an after-tax basis would have been approximately $1.7 million and $1.2 million, respectively.

Impact Of Inflation

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

Controls And Procedures

Within the ninety days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (CEO) and the Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 (Disclosure Controls).

The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the Company’s controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out this evaluation.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Act) was signed into law. The Act creates a new, three-year program to share the risk of loss from foreign terrorist attacks between the federal government and the insurance industry. All property and casualty insurers are required to provide coverage for terrorism risks as defined by the Act at a level that corresponds to the limits and terms for other risks covered in the insured’s policy. Both primary and excess insurers must provide this mandatory coverage but reinsurers and retrocessional reinsurers are not covered by the Act. Personal lines and medical malpractice coverages are also excluded. To be covered by the Act, aggregate losses must exceed $5 million and be the result of an act perpetrated within the United States on behalf of a foreign person or interest.

The Act creates a federal reinsurance backstop for terrorism losses in excess of the insurance industry’s retention. The federal government will pay 90% of the excess (up to a $100 billion yearly aggregate loss limit) and the insurance industry will pay the remaining 10%. The aggregate annual loss limit for the insurance industry starts at $10 billion in the first year of the program and increases to $15 billion in year three.

In conjunction with its enactment, the Act deemed all terrorism exclusions contained in existing policies null and void. Terrorism exclusions deemed null and void by the Act, can be reinstated if: (1) the insured provides the insurer with a written statement authorizing reinstatement or (2) the insured fails to pay the increased premium for the terrorism coverage and the insurer provided at least 30 days notice.

In response to the Act during December 2002, the Company mailed over two hundred thousand terrorism disclosure forms to all in force policyholders. Through the end of January 2003, the Company had received slightly over one thousand requests for terrorism coverage from in force policyholders. The Company believes that it will not receive a significant number of additional requests. The Company will collect approximately $1.5 million of additional premium for providing this coverage. The Company has reviewed the acceptances and there are no concentrations of exposed policies in any single product line, occupancy or geographic region. The Company is tracking policy aggregates at the location address and uses a commercially available catastrophe model as well as in-house underwriting systems to track accumulations of terrorism exposure.

Additionally, the Company has developed specific underwriting and pricing guidelines for terrorism coverage for new and renewal business and has begun an evaluation of its maximum loss exposure. The Company’s estimated 2003 deductible amount under the Act, using 7% of subject premium, is approximately $75 million. The Company believes its actual exposure is significantly less than this based on its analysis of maximum terrorism exposure to its books of business.

The Company is reviewing reinsurance proposals to reduce its calculated exposure under the Act. Many of the Company’s property and casualty risk treaties provide terrorism coverage; therefore, a significant amount of protection already exists.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Safe Harbor And Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995.  It also contains general cautionary statements regarding the Company’s business, estimates and management assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things:

•

the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	the occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry;

•

the Company’s anticipated premium growth and anticipated improvements in underwriting profitability are based on current knowledge and assumes no man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	recently enacted legislation requires the Company to offer terrorism insurance. The potential impact of this legislation is not fully known at this time;

•	changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverable;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	the Company continues to closely monitor Other (Discontinued Lines) and reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges;

•	regulatory actions can impede the Company’s ability to charge adequate rates and efficiently allocate capital;

•

economic conditions, interest and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities;

•	loss of services of any executive officers and

•	changes in the Company’s assigned financial strength or debt ratings.

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

OTHER INFORMATION

Market And Dividend Information

The Company’s common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of March 3, 2003 was approximately 500. The total number of shareholders, including those holding shares in street name or in brokerage accounts is estimated to be in excess of 10,000. The Company’s current strategy is to retain earnings and consequently the Company has not paid and does not expect to pay a cash dividend on its common stock.

High and low sales prices as reported on the New York Stock Exchange composite tape for 2002 were $222.03 and $171.10, respectively. See Quarterly Information on page 69 for additional quarterly sales price information.

Available Information And Shareholder Relations

This document represents Markel Corporation’s Annual Report and Form 10-K, which is filed with the Securities and Exchange Commission.

Information about Markel Corporation, including exhibits filed as part of this Form 10-K, may be obtained by writing Mr. Bruce Kay, Vice President of Investor Relations, at the address of the corporate offices listed below, or by calling (800) 446-6671.

Beginning in November of 2002, we began making available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet website address is www.markelcorp.com.

Annual Shareholders’ Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, Franklin and Adams Streets, Richmond, Virginia at 4:30 p.m., May 14, 2003.

Transfer Agent

Wachovia Bank, N.A.
Corporate Trust Operations
1525 West W.T. Harris Boulevard
Building 3C3
Charlotte, North Carolina 28288-1153
(800) 829-8432

Corporate Offices

Markel Corporation
4521 Highwoods Parkway
Glen Allen, Virginia 23060-6148
(804) 747-0136
(800) 446-6671

Markel Corporation & Subsidiaries

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Alan I. Kirshner Chairman of the Board and Chief Executive Officer	Anthony F. Markel President and Chief Operating Officer
Douglas C. Eby President Robert E. Torray & Co., Inc.	Gary L. Markel President Gary Markel & Associates, Inc.
Thomas S. Gayner Chief Investment Officer	Steven A. Markel Vice Chairman
Leslie A. Grandis Partner McGuireWoods LLP	Darrell D. Martin Executive Vice President and Chief Financial Officer
Stewart M. Kasen President and Chief Executive Officer S & K Famous Brands, Inc.	Jay M. Weinberg Chairman Hirschler Fleischer, a professional corporation

Executive Officers

Alan I. Kirshner
Chairman of the Board and Chief Executive Officer since 1986. He served as President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 67.

Anthony F. Markel
President and Chief Operating Officer since March of 1992. He served as Executive Vice President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 61.

Steven A. Markel
Vice Chairman since March of 1992. He served as Treasurer from 1986 to August of 1993 and Executive Vice President from 1986 to March of 1992 and has been a Director of the Company since 1978. Age 54.

Darrell D. Martin
Executive Vice President and Chief Financial Officer since March of 1992. He served as Chief Financial Officer from 1988 to March of 1992 and has been a Director of the Company since 1991. Age 54.

Thomas S. Gayner
Chief Investment Officer since January of 2001. He served as Vice President Equity Investments from June of 1995 to January of 2001 and as President, Markel Gayner Asset Management, Inc., a subsidiary, since December of 1990. He has been Director of the Company since November 1998. Age 41.

Paul W. Springman
Executive Vice President since August of 2002. He served as President, Markel North America, from January 2000 to August 2002 and as President and Chief Operating Officer, Shand Morahan & Co., Inc., a subsidiary, from May of 1995 to January of 2000 and as Executive Vice President and Chief Operating Officer, Shand Morahan & Co., Inc. from March of 1993 to May of 1995. Age 51.

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Alan I. Kirshner, certify that:

1.	I have reviewed this annual report on Form 10-K of Markel Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	/s/ ALAN I. KIRSHNER

Alan I. Kirshner Chairman and Chief Executive Officer

Markel Corporation & Subsidiaries

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Darrell D. Martin, certify that:

1.	I have reviewed this annual report on Form 10-K of Markel Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003		/s/ DARRELL D. MARTIN

Darrell D. Martin Executive Vice President and Chief Financial Officer