Form 10-Q
period 2003-03-31
MARKEL CORP
filed 2003-05-07
CIK 1096343

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

FROM________ TO_________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES    ☒    No    ☐

Number of shares of the registrant’s common stock outstanding at May 2, 2003: 9,840,428

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $3,389,274 in 2003 and $3,119,814 in 2002)	$3,515,158	$3,251,186
Equity securities (cost of $443,926 in 2003 and $406,635 in 2002)	563,327	550,909
Short-term investments (estimated fair value approximates cost)	93,353	67,821

Total Investments, Available-For-Sale	4,171,838	3,869,916

Cash and cash equivalents	245,776	444,236
Receivables	437,211	408,542
Reinsurance recoverable on unpaid losses	1,519,687	1,586,128
Reinsurance recoverable on paid losses	127,339	144,751
Deferred policy acquisition costs	161,126	150,547
Prepaid reinsurance premiums	233,420	219,665
Intangible assets	358,815	361,444
Other assets	249,596	223,331

Total Assets	$7,504,808	$7,408,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$4,387,646	$4,366,803
Unearned premiums	992,468	937,364
Payables to insurance companies	130,686	122,191
Convertible notes payable (estimated fair value of $94,000 in 2003 and $89,000 in 2002)	87,218	86,109
Long-term debt (estimated fair value of $447,000 in 2003 and $415,000 in 2002)	427,831	404,384
Other liabilities	150,962	182,598
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of Markel Corporation (estimated fair value of $128,000 in 2003 and $118,000 in 2002)	150,000	150,000

Total Liabilities	6,326,811	6,249,449

Shareholders’ equity
Common stock	736,451	736,246
Retained earnings	288,000	251,568
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of tax expense of $85,850 in 2003 and $96,476 in 2002	159,435	179,170
Cumulative translation adjustments, net of tax benefit of $3,171 in 2003 and $4,239 in 2002	(5,889)	(7,873)

Total Shareholders’ Equity	1,177,997	1,159,111
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$7,504,808	$7,408,560

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,

	2003	2002

	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$432,353	$327,539
Net investment income	45,233	41,464
Net realized gains from investment sales	6,471	5,624

Total Operating Revenues	484,057	374,627

OPERATING EXPENSES
Losses and loss adjustment expenses	280,019	234,456
Underwriting, acquisition and insurance expenses	135,636	101,249
Amortization of intangible assets	2,629	2,797

Total Operating Expenses	418,284	338,502

Operating Income	65,773	36,125
Interest expense	11,395	9,081

Income Before Income Taxes	54,378	27,044
Income tax expense	17,945	10,007

Net Income	$36,433	$17,037

OTHER COMPREHENSIVE LOSS
Unrealized losses on securities, net of taxes
Net holding losses arising during the period	$(15,529)	$(8,579)
Less reclassification adjustments for gains included in net income	(4,206)	(3,655)

Net unrealized losses	(19,735)	(12,234)
Currency translation adjustments, net of taxes	1,984	(498)

Total Other Comprehensive Loss	(17,751)	(12,732)

Comprehensive Income	$18,682	$4,305

NET INCOME PER SHARE
Basic	$3.70	$1.74
Diluted	$3.70	$1.73

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended March 31,

	2003	2002

	(dollars in thousands)
Common Stock
Balance at beginning of period	$736,246	$735,569
Issuance of common stock and other equity transactions	205	268

Balance at end of period	$736,451	$735,837

Retained Earnings
Balance at beginning of period	$251,568	$176,252
Net income	36,433	17,037
Repurchase of common stock	(1)	(2)

Balance at end of period	$288,000	$193,287

Accumulated Other Comprehensive Income
Unrealized gains
Balance at beginning of period	$179,170	$173,928
Net unrealized holding losses arising during the period, net of taxes	(19,735)	(12,234)

Balance at end of period	159,435	161,694
Cumulative translation adjustments
Balance at beginning of period	(7,873)	(641)
Translation adjustments, net of taxes	1,984	(498)

Balance at end of period	(5,889)	(1,139)

Balance at end of period	$153,546	$160,555

Shareholders’ Equity at End of Period	$1,177,997	$1,089,679

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,

	2003	2002

	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$36,433	$17,037
Adjustments to reconcile net income to net cash provided by operating activities	67,172	33,822

Net Cash Provided By Operating Activities	103,605	50,859

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	880,426	417,568
Proceeds from maturities, calls and prepayments of fixed maturities	53,051	23,428
Cost of fixed maturities and equity securities purchased	(1,233,462)	(460,001)
Net change in short-term investments	(25,532)	(84,613)
Other	228	(4,334)

Net Cash Used By Investing Activities	(325,289)	(107,952)

FINANCING ACTIVITIES
Additions to long-term debt	198,020	—
Repayments and repurchases of long-term debt	(175,000)	(37,423)
Other	204	78

Net Cash Provided (Used) By Financing Activities	23,224	(37,345)

Decrease in cash and cash equivalents	(198,460)	(94,438)
Cash and cash equivalents at beginning of period	444,236	296,781

Cash and Cash Equivalents at End of Period	$245,776	$202,343

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—March 31, 2003

1. Principles of Consolidation

The consolidated balance sheet as of March 31, 2003, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2003 and 2002, are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2002 was derived from the Company’s audited annual consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2002 annual report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain reclassifications of prior year’s amounts have been made to conform with 2003 presentations.

2. Net Income per share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income, as reported (basic and diluted)	$36,433	$17,037

Average common shares outstanding	9,837	9,814
Dilutive potential common shares	19	38

Average diluted shares outstanding	9,856	9,852

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

	Three Months Ended March 31,

	2003		2002

	Written	Earned	Written	Earned
Direct	$571,896	$553,281	$456,941	$413,754
Assumed	72,840	35,320	61,705	14,257
Ceded	(169,773)	(156,248)	(144,530)	(100,472)

Net premiums	$474,963	$432,353	$374,116	$327,539

3. Reinsurance (continued)

Incurred losses and loss adjustment expenses are net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $45.3 million and $97.4 million for the three months ended March 31, 2003 and 2002, respectively.

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

5. Convertible Notes Payable (continued)

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

6. Unsecured Senior Notes

On February 25, 2003, the Company issued $200 million of 6.8% unsecured senior notes due February 15, 2013. The unsecured senior notes were issued under an existing shelf registration statement. Net proceeds to the Company were $198.0 million and were used to repay $175.0 million outstanding under the Company’s revolving credit facility. Remaining proceeds will be used to provide partial funding for $67.0 million of notes that mature on November 1, 2003.

7. Other Comprehensive Loss

Other comprehensive loss is composed of net holding losses on securities arising during the period less reclassification adjustments for gains included in net income. Other comprehensive loss also includes currency translation adjustments. The related tax benefit on net holding losses on securities arising during the period was $8.4 million and $4.6 million for the quarters ended March 31, 2003 and 2002, respectively. The related tax expense on the reclassification adjustments for gains included in net income was $2.3 million and $2.0 million for the quarters ended March 31, 2003 and 2002, respectively. The related tax expense (benefit) on currency translation adjustments was $1.1 million and $(0.3) million for the quarters ended March 31, 2003 and 2002, respectively.

8. Segment Reporting Disclosures

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

8. Segment Reporting Disclosures (continued)

Segment profit or (loss) for each of the Company’s operating segments is measured by underwriting profit or (loss). The property and casualty insurance industry commonly defines underwriting profit or (loss) as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or (loss) does not replace operating income (loss) or net income (loss) computed in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as a measure of profitability. Segment profit for the Investing operating segment is measured by net investment income, net of expenses, and net realized gains or losses.

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

a) Following is a summary of segment disclosures (dollars in thousands):

	Three Months Ended March 31,

	2003	2002

Segment Revenues
Excess and Surplus Lines	$236,674	$157,128
Specialty Admitted	54,658	39,161
London Insurance Market	134,238	122,575
Investing	51,704	47,088
Other	6,783	8,675

Segment Revenues	$484,057	$374,627

	Three Months Ended March 31,

	2003	2002

Segment Profit (Loss)
Excess and Surplus Lines	$27,803	$7,298
Specialty Admitted	989	351
London Insurance Market	(3,756)	(11,993)
Investing	51,704	47,088
Other	(8,338)	(3,822)

Segment Profit	$68,402	$38,922

8. Segment Reporting Disclosures (continued)

	Three Months Ended March 31,

	2003	2002

U.S. GAAP Combined Ratios*
Excess and Surplus Lines	88%	95%
Specialty Admitted	98%	99%
London Insurance Market	103%	110%
Other	223%	144%
U.S. GAAP Combined Ratio	96%	102%

* The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

	As of

	March 31,	December 31,
	2003	2002

Segment Assets
Investing	$4,417,614	$4,314,152
Other	3,087,194	3,094,408

Total Assets	$7,504,808	$7,408,560

b) The following summary reconciles significant segment items to the Company’s consolidated financial statements (dollars in thousands):

	Three Months Ended March 31,

	2003	2002

Income before income taxes
Segment profit	$68,402	$38,922
Unallocated amounts
Amortization expense	(2,629)	(2,797)
Interest expense	(11,395)	(9,081)

Income Before Income Taxes	$54,378	$27,044

9. Derivative Financial Instruments

The Company held $36.0 million and $100.8 million of corporate bonds with embedded put options as of March 31, 2003 and December 31, 2002, respectively. These embedded derivatives are clearly and closely related to the host contracts and are not accounted for separately.

10. Goodwill and Other Intangible Assets

The Company completed the transitional goodwill impairment test early in 2002 as required by Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets. Goodwill is also required to be tested annually for impairment under Statement No. 142 and the Company has elected September 30 as its annual review date. The Company determined that there was no indication of goodwill impairment at either testing date in 2002.

Acquired Intangible Assets (dollars in thousands):

	As of March 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets
Lloyd’s capacity costs	$31,548	$(30,050)	$1,498

Unamortized Intangible Assets
Goodwill	$405,548	$(48,231)	$357,317

Intangible Assets	$437,096	$(78,281)	$358,815

	As of December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets
Lloyd’s capacity costs	$31,548	$(27,421)	$4,127

Unamortized Intangible Assets
Goodwill	$405,548	$(48,231)	$357,317

Intangible Assets	$437,096	$(75,652)	$361,444

The amortization expense for intangible assets for the quarters ended March 31, 2003 and March 31, 2002 was $2.6 million and $2.8 million, respectively. Estimated annual amortization expense for acquired intangible assets will be approximately $4.1 million for 2003. Amortizable intangible assets will be fully amortized by June 30, 2003.

10. Goodwill and Other Intangible Assets (continued)

There were no changes in the carrying amounts of goodwill for the quarter ended March 31, 2003. The following table shows the carrying amounts of goodwill by reporting unit at March 31, 2003 (dollars in thousands):

	Excess and Surplus Lines	London Insurance Market	Total

Balance as of March 31, 2003	$81,770	$275,547	$357,317

11. Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court of the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. This matter is still in the discovery phase and is not expected to be ready for trial before late 2003 or 2004. The Company believes it has numerous defenses to these claims, including the defense that the alleged reinsurance agreements and insurance policies were not valid. The Company intends to vigorously defend this matter; however, the outcome cannot be predicted at this time.

The Company has other contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition or results of operations.

12. Stock Compensation Plans

The Company applies the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock based compensation plans. The Company has adopted the disclosure-only provisions of Statement No. 123, Accounting for Stock Based Compensation, as amended.

Stock based compensation cost, net of taxes, included in net income under APB Opinion No. 25 was $0.1 million in each of the quarters ended March 31, 2003 and 2002. Under the fair value method principles of Statement No. 123, pro forma stock based compensation cost, net of taxes, and pro forma net income would not have differed from reported amounts for the quarter ended March 31, 2003. Pro forma stock based compensation cost, net of taxes, and pro forma net income would have differed from reported amounts by less than $0.1 million for the quarter ended March 31, 2002. The pro forma impact of stock options issued after 1994 had no effect on basic or diluted net income per share in the periods presented.

13. Subsequent Event

On April 10, 2003, the Company issued an additional $50 million of 6.8% unsecured senior notes, due February 15, 2013 (see note 6). Net proceeds to the Company were $49.3 million and will primarily be used to repay a portion of the $67.0 million of notes that mature on November 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accompanying Consolidated Financial Statements and related notes have been prepared in accordance with U.S. GAAP and include the accounts of Markel Corporation and all subsidiaries (the Company).

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

Unpaid Losses and Loss Adjustment Expenses

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

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data, internal loss experience, the experience of clients and industry experience. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Estimates reflect implicit or explicit assumptions regarding the potential effects of external factors that include economic and social inflation, judicial decisions, law changes and recent trends in these factors. In some of the Company’s markets, and where the Company acts as a reinsurer, the timing and amount of information reported about underlying claims is in the control of third parties. This can also affect estimates and cause re-estimation as new information becomes available.

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

The Company’s consolidated balance sheet at March 31, 2003 includes estimated unpaid losses and loss adjustment expenses of $4.4 billion and reinsurance recoverable on unpaid losses of $1.5 billion. Due to inherent uncertainties in estimating these amounts, the actual ultimate amounts may differ from the recorded amounts. Future effects from changes in these estimates will be recorded as a component of loss and loss adjustment expenses in the period of the change.

Investments

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below cost is deemed other than temporary. All securities with an unrealized loss are reviewed. Unless other factors cause the Company to reach a contrary conclusion, investments with a fair value of less than 80% of cost for more than 180 days are deemed to have a decline in value that is other than temporary. A decline in value that is considered to be other than temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

Risks and uncertainties are inherent in the Company’s other than temporary decline in value assessment methodology. Risks and uncertainties could include but are not limited to: incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings. At March 31, 2003, the Company held securities with gross unrealized losses of approximately $24 million, or significantly less than 1% of the Company’s total investments, cash and cash equivalents. At March 31, 2003, all of these securities were reviewed and the Company believes there were no indications of impairment.

Deferred Income Taxes

The Company records deferred income taxes as assets or liabilities on its consolidated balance sheet to reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases. At March 31, 2003, a deferred tax asset of $96 million, net of a valuation allowance of $46 million, was recorded. In recording this deferred tax asset, management has made estimates and judgments that future taxable income will be sufficient to realize the value of the deferred tax asset.

Intangible Assets

The Company’s consolidated balance sheet as of March 31, 2003 includes goodwill of acquired businesses of approximately $357 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually in lieu of amortization. The Company has elected September 30 as its annual review date.

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

Results of Operations

Three Months ended March 31, 2003 compared to Three Months ended March 31, 2002

The Company markets and underwrites specialty insurance products and programs to a variety of niche markets. In each of these markets, the Company seeks to be a market leader. The financial goals of the Company are to earn consistent underwriting profits and superior investment returns to build shareholder value.

The Company competes in three segments of the specialty insurance marketplace: Excess & Surplus Lines, Specialty Admitted and the London Insurance Market. The Excess and Surplus Lines segment is comprised of five underwriting units, the Specialty Admitted segment consists of two underwriting units and the London Insurance Market segment is comprised of the ongoing operations of Markel International.

The Excess and Surplus Lines segment writes property and casualty insurance for non-standard and hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures.

The Specialty Admitted segment writes risks that are unique and hard-to-place in the standard market but must remain with an admitted insurance company for marketing and regulatory reasons. The underwriting units in this segment write specialty program insurance for well-defined niche markets and personal and commercial property and liability coverages.

The Company participates in the London Insurance Market through Markel Capital Limited and Markel International Insurance Company Limited, two wholly-owned subsidiaries. Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd’s. Markel Syndicate Management Limited, a wholly-owned subsidiary, manages the Company’s Lloyd’s operations. The London Insurance Market segment writes specialty property, casualty, marine and aviation insurance and reinsurance.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. Other consisted primarily of discontinued Markel International programs and Corifrance, a wholly-owned subsidiary, for each of the quarters ended March 31, 2003 and 2002.

In late 1999, signs of a market hardening, that is stricter coverage terms and higher prices, began to emerge in the United States. Submissions and premium writings have increased substantially in the Excess and Surplus Lines and Specialty Admitted Markets since 2000. During 2001, premium rates also began to increase in the London Insurance Market. The terrorist attacks of September 11, 2001 continue to have a profound impact on the insurance market. During the last several quarters, demand for insurance products to manage risks accelerated while underwriting capacity decreased.

The Company anticipates that all segments of the specialty insurance marketplace in which it competes will continue to provide a favorable environment for its operations. For 2003 budgeting purposes, the Company anticipates gross premium growth of 15%, with domestic operations slightly higher and international operations slightly lower. Management continues to believe that this is a reasonable growth forecast for the full year. All of the Company’s insurance operations continue to achieve significant rate increases. The Company does not intend to relax underwriting standards in hard or soft insurance markets in order to obtain premium volume. Premium volume may vary significantly if the Company alters its product concentration to maintain or improve underwriting profitability.

Following is a comparison of gross premium volume and earned premiums by significant underwriting segment:

Gross Premium Volume			Earned Premiums
Three Months Ended March 31,			Three Months Ended March 31,

2003	2002	(dollars in thousands)	2003	2002

$365,609	$280,942	Excess and Surplus Lines	$236,674	$157,128
57,738	46,522	Specialty Admitted	54,658	39,161
199,690	170,959	London Insurance Market	134,238	122,575
21,699	20,223	Other	6,783	8,675

$644,736	$518,646	Total	$432,353	$327,539

First quarter 2003 gross premium volume rose 24% to $644.7 million from $518.6 million in 2002.

Excess and Surplus Lines gross premium volume increased 30% to $365.6 million in the first quarter of 2003 from $280.9 million a year ago. The growth was due to increased submission activity and price increases in most programs. The most significant areas of growth in the first quarter of 2003 were in the Brokered Excess and Surplus Lines and the Essex Excess and Surplus Lines units. Gross premium volume for the Brokered Excess and Surplus Lines unit increased 48% to $97.2 million in the first quarter of 2003 from $65.8 million last year. Gross premium volume for the Essex Excess and Surplus Lines unit grew 27% to $132.0 million in the first quarter of 2003 from $104.3 million for 2002. The increase in gross premium volume at the Brokered Excess and Surplus Lines unit in the first quarter of 2003 was primarily due to growth in the casualty and excess and umbrella programs. The increase in gross premium volume at the Essex Excess and Surplus Lines unit for 2003 was primarily due to growth in the casualty programs.

For the first quarter of 2003, gross premium volume for the Specialty Admitted segment increased 24% to $57.7 million compared to $46.5 million in 2002. The increase was primarily due to higher submissions and price increases in most programs.

In the first quarter of 2003, gross premium volume for the London Insurance Market increased 17% to $199.7 million from $171.0 million in 2002. The increase was primarily the result of increased submissions and price increases in the professional indemnity and retail underwriting divisions. Writings in the London Insurance Market continued to meet the Company’s expectations both in terms of volume and price increases achieved.

Other gross written premiums consisted primarily of Corifrance’s writings in 2003 and 2002.

The Company purchases reinsurance in order to reduce its retention on individual risks and enable it to write policies with sufficient limits to meet policyholder needs. The Company’s underwriting philosophy seeks to offer products with limits that do not require significant amounts of reinsurance. The Company’s net retention of gross premium volume increased to 74% in the first quarter of 2003 compared to 72% in the prior year. The retention rate for the first quarter of 2003 increased primarily due to higher net retentions on most programs written by the London Insurance Market segment.

Total operating revenues for the first quarter of 2003 increased to $484.1 million from $374.6 million in the prior year. The increase was primarily attributed to higher earned premiums resulting from increasing gross premium volume.

Earned premiums for the first quarter of 2003 increased 32% to $432.4 million from $327.5 million last year primarily as a result of increased gross written premiums in the Excess and Surplus Lines segment.

Excess and Surplus Lines earned premiums increased 51% to $236.7 million in first quarter 2003 from $157.1 million in 2002. The growth in 2003 was primarily due to higher gross premium volume over the past year in all Excess and Surplus Lines units.

Earned premiums for the Specialty Admitted segment grew 40% to $54.7 million from $39.2 million. The increase in 2003 was primarily due to growth in new programs and higher gross premium volume in existing lines of business over the past year.

London Insurance Market earned premiums rose 10% to $134.2 million for first quarter 2003 from $122.6 million in 2002. The growth in 2003 was primarily the result of increased gross premium volume over the past several quarters and higher retentions across most the underwriting divisions in the London Insurance Market.

Other earned premiums decreased in 2003 due to the run off of discontinued programs. Other earned premiums consists primarily of business written by Corifrance.

Net investment income for the first quarter of 2003 was $45.2 million compared to $41.5 million in the prior year. In 2003, a larger investment portfolio offset lower investment yields. During the first quarter of 2003, the Company added approximately $50 million on a cost basis to the equity investment portfolio. To the extent that the Company allocates additional funds to the equity portfolio in order to maximize long-term investment returns, current investment yields will decrease.

In the first quarter of 2003, the Company recognized $6.5 million of net realized gains compared to $5.6 million of net realized gains in 2002. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Net realized gains in 2003 were partially offset by $11.5 million of losses related to the write down of five equity securities to estimated fair value. These securities were deemed by management to have a decline in value that was other than temporary. Each of these securities had a fair market value of less than 80% of cost and had been in a continuous unrealized loss position for more than 180 days.

Total operating expenses for the first quarter of 2003 were $418.3 million compared to $338.5 million in 2002. The increase was primarily the result of both higher loss and loss adjustment expenses and higher underwriting, acquisition and insurance expenses as a result of higher premium volume compared to the same period of 2002.

Following is a comparison of selected data from the Company’s operations (dollars in thousands):

	Three Months Ended March 31,
	2003	2002

Gross premium volume	$644,736	$518,646
Net premiums written	$474,963	$374,116
Net retention	74%	72%
Earned premiums	$432,353	$327,539
Losses and loss adjustment expenses	$280,019	$234,456
Underwriting, acquisition and insurance expenses	$135,636	$101,249
Underwriting profit (loss)*	$16,698	$(8,166)

U.S. GAAP Combined Ratios**
Excess and Surplus Lines	88%	95%
Specialty Admitted	98%	99%
London Insurance Market	103%	110%
Other	223%	144%
Markel Corporation (Consolidated)	96%	102%

Following is a reconciliation of underwriting profit (loss) to operating income (dollars in thousands):

	Three Months Ended March 31,
	2003	2002

Underwriting profit (loss)*	$16,698	$(8,166)
Net investment income	45,233	41,464
Net realized gains from investment sales	6,471	5,624
Amortization of intangible assets	(2,629)	(2,797)

Operating Income	$65,773	$36,125

*	The property and casualty insurance industry commonly defines underwriting profit or (loss) as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or (loss) does not replace operating income (loss) or net income (loss) computed in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as a measure of profitability. Underwriting profit (loss) provides a basis for management to evaluate the Company’s underwriting performance. An underwriting profit indicates a combined ratio of less than 100%, while an underwriting loss reflects a combined ratio greater than 100%.
**	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

The Company reported a combined ratio of 96% in the first quarter of 2003 compared to a combined ratio of 102% in the first quarter of 2002.

The combined ratio for the Excess and Surplus Lines segment decreased to 88% in the first quarter 2003 from 95% in 2002. The improvement in 2003 primarily resulted from reduced loss ratios in all units as the impact of improved pricing, more restrictive coverage and better risk selection over the past several years began to emerge. In addition, the Excess and Surplus Lines segment expense ratio continued to benefit from lower commissions and additional premium volume.

The combined ratio for Specialty Admitted decreased to 98% in the first quarter of 2003 from 99% in 2002. The segment benefited from an improved expense ratio due to higher premium volume in the first quarter of 2003. The Company continues to work to increase prices and reduce expenses in the Specialty Admitted segment in order to increase underwriting profits.

The London Insurance Market’s combined ratio decreased to 103% in the first quarter of 2003 from 110% in 2002. The segment’s combined ratio has steadily improved in each of the last five quarters. The improvement has resulted from a combination of lower loss ratios due to improved risk selection, pricing and the appropriate use of reinsurance and lower expense ratios due to lower commissions and expense control.

The underwriting loss from Other increased to $8.3 million in the first quarter of 2003 compared to $3.8 million in 2002. The increase was primarily due to an increase of $5.0 million in the allowance for potentially uncollectible reinsurance related to the Company’s discontinued operations. The Company’s action was the result of the weakened financial condition of certain reinsurance market participants.

Amortization of intangible assets was $2.6 million in the first quarter of 2003 compared to $2.8 million last year. Intangible assets, other than goodwill, will be fully amortized by the end of the second quarter of 2003.

Interest expense for the first quarter of 2003 was $11.4 million compared to $9.1 million in 2002. The increase for the three month period was primarily due to the issuance of $200 million of unsecured senior notes, at 6.8%, during the first quarter, partially offset by the use of proceeds from the issuance to repay $175 million outstanding under the Company’s revolving credit facility.

For the quarter ended March 31, 2003, the Company’s effective tax rate decreased to 33% from 37% in the first quarter of 2002. The decrease was primarily due to the elimination during 2002 of non-deductible interest expense as a result of the exchange of previously issued 7.0% and 7.2% senior notes of Markel International Limited, a wholly-owned subsidiary, for newly issued 7.0% and 7.2% senior notes of the Company. The Company also increased investment allocations to state and municipal securities, which are exempt from U.S. federal taxation.

Comprehensive income was $18.7 million for the first quarter of 2003 compared to $4.3 million in 2002. The improvement in 2003 was primarily due to higher net income, partially offset by a decrease in net unrealized investment gains compared to 2002. The Company reported net unrealized gains, net of taxes, on its fixed maturity and equity investments of $159.4 million at March 31, 2003 compared to $179.2 million at December 31, 2002.

Financial Condition as of March 31, 2003

The Company’s investments, cash and cash equivalents were $4.4 billion at March 31, 2003 compared to $4.3 billion at December 31, 2002.

For the three month period ended March 31, 2003, the Company reported net cash provided by operating activities of $103.6 million, compared to $50.9 million for the same period in 2002. The increase was primarily due to increased cash flows in the Excess and Surplus Lines segment due to growth in gross premium volume and continued underwriting profitability.

For the three month period ended March 31, 2003, the Company reported net cash used by investing activities of $325.3 million compared to $108.0 million in 2002. The increased use of cash for investing activities during 2003 was primarily due to the allocation of increased operating cash flows to the Company’s investment portfolio.

For the three month period ended March 31, 2003, the Company reported net cash provided by financing activities of $23.2 million compared to net cash used by financing activities of $37.3 million in 2002. The net cash provided by financing activities during the three month period ended March 31, 2003 was primarily the result of the debt issuance during the first quarter of 2003 partially offset by the repayment of the outstanding balance under the Company’s revolving credit facility, as previously discussed. The net cash used by financing activities during the first quarter of 2002 was primarily due to the repayment of amounts outstanding under the Company’s revolving credit facility.

Subsequent to March 31, 2003, the Company issued an additional $50 million of the 6.8% unsecured senior notes, due February 15, 2013. Net proceeds to the Company were $49.3 million and will primarily be used to repay the $67.0 million of notes that mature on November 1, 2003.

Shareholders’ equity at March 31, 2003 was $1,178.0 million compared to $1,159.1 million at December 31, 2002. Book value per common share was $119.72 at March 31, 2003, compared to $117.89 at December 31, 2002.

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

The Company’s market risks at March 31, 2003 have not materially changed from those identified at December 31, 2002.

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

•	The impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;
•	The occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry;
•	The Company’s anticipated premium growth is based on current knowledge and assumes no man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;
•	Recently enacted legislation requires the Company to offer terrorism insurance. The potential impact of this legislation on the Company is not believed to be material but cannot be determined at this time;
•	Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;
•	Industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;
•	The Company continues to closely monitor discontinued lines and reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges;
•	Regulatory actions can impede the Company’s ability to charge adequate rates and efficiently allocate capital; and

•	Economic conditions, interest rates and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b)	On February 4, 2003, the Company filed a report on Form 8-K reporting under Item 5 and Item 7 announcing fourth quarter and year-end results.

(c)	On February 20, 2003, the Company filed a report on Form 8-K reporting under Item 5 and Item 7 related to the issuance of $200 million principal amount of 6.8% Senior Notes due 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of May, 2003.

The Company By: /s/ ALAN I. KIRSHNER Alan I. Kirshner Chairman and Chief Executive Officer (Principal Executive Officer)

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

Date: May 7, 2003	By:	/s/ ALAN I. KIRSHNER
Alan I. Kirshner Chairman and Chief Executive Officer

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

Date: May 7, 2003	By:	/s/ DARRELL D. MARTIN
Darrell D. Martin Executive Vice President and Chief Financial Officer

Exhibit Index

Number	Description
3(i)	Amended and Restated Articles of Incorporation, as amended (3.1)a

3(ii)	Bylaws, as amended (3.2)b

4(i)	Credit Agreement dated December 21, 1999, among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(i))c

4(ii)	First Amendment dated February 4, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(ii))c

4(iii)	Second Amendment and Consent dated March 17, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(iii))c

4(iv)	Third Amendment dated August 2, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(iv))c

4(v)	Fourth Amendment dated March 23, 2001, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(v))c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2003 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

10.1	Description of Executive Bonus Plan

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-4 Registration Statement No. 333-88609, dated October 7, 1999

c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002