Form 10-Q
period 2003-06-30
MARKEL CORP
filed 2003-08-06
CIK 1096343

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

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

Number of shares of the registrant’s common stock outstanding at August 1, 2003: 9,845,727

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $3,486,608 in 2003 and $3,119,814 in 2002)	$3,638,516	$3,251,186
Equity securities (cost of $501,120 in 2003 and $406,635 in 2002)	729,238	550,909
Short-term investments (estimated fair value approximates cost)	103,555	67,821

Total Investments, Available-For-Sale	4,471,309	3,869,916

Cash and cash equivalents	349,307	444,236
Receivables	465,218	408,542
Reinsurance recoverable on unpaid losses	1,502,941	1,586,128
Reinsurance recoverable on paid losses	134,779	144,751
Deferred policy acquisition costs	176,907	150,547
Prepaid reinsurance premiums	227,739	219,665
Intangible assets	357,317	361,444
Other assets	191,096	223,331

Total Assets	$7,876,613	$7,408,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$4,467,216	$4,366,803
Unearned premiums	1,029,834	937,364
Payables to insurance companies	135,217	122,191
Convertible notes payable (estimated fair value of $99,000 in 2003 and $89,000 in 2002)	88,333	86,109
Long-term debt (estimated fair value of $531,000 in 2003 and $415,000 in 2002)	477,571	404,384
Other liabilities	199,187	182,598
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of Markel Corporation (estimated fair value of $143,000 in 2003 and $118,000 in 2002)	150,000	150,000

Total Liabilities	6,547,358	6,249,449

Shareholders’ equity
Common stock	736,531	736,246
Retained earnings	346,855	251,568
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of tax expense of $133,009 in 2003 and $96,476 in 2002	247,017	179,170
Cumulative translation adjustments, net of tax benefit of $618 in 2003 and $4,239 in 2002	(1,148)	(7,873)

Total Shareholders’ Equity	1,329,255	1,159,111
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$7,876,613	$7,408,560

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$438,873	$346,276	$871,226	$673,815
Net investment income	45,467	42,576	90,700	84,040
Net realized gains from investment sales	36,732	11,471	43,203	17,095

Total Operating Revenues	521,072	400,323	1,005,129	774,950

OPERATING EXPENSES
Losses and loss adjustment expenses	279,933	239,268	559,952	473,724
Underwriting, acquisition and insurance expenses	138,157	111,669	273,793	212,918
Amortization of intangible assets	1,498	2,629	4,127	5,426

Total Operating Expenses	419,588	353,566	837,872	692,068

Operating Income	101,484	46,757	167,257	82,882
Interest expense	13,641	10,872	25,036	19,953

Income Before Income Taxes	87,843	35,885	142,221	62,929
Income tax expense	28,988	12,648	46,933	22,655

Net Income	$58,855	$23,237	$95,288	$40,274

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of taxes
Net holding gains arising during the period	$111,458	$18,090	$95,929	$9,511
Less reclassification adjustments for gains included in net income	(23,876)	(7,457)	(28,082)	(11,112)

Net unrealized gains (losses)	87,582	10,633	67,847	(1,601)
Currency translation adjustments, net of taxes	4,741	3,783	6,725	3,285

Total Other Comprehensive Income	92,323	14,416	74,572	1,684

Comprehensive Income	$151,178	$37,653	$169,860	$41,958

NET INCOME PER SHARE
Basic	$5.98	$2.37	$9.68	$4.10
Diluted	$5.97	$2.36	$9.66	$4.09

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Six Months Ended June 30,
	2003	2002
	(dollars in thousands)
Common Stock
Balance at beginning of period	$736,246	$735,569
Issuance of common stock and other equity transactions	285	519

Balance at end of period	$736,531	$736,088

Retained Earnings
Balance at beginning of period	$251,568	$176,252
Net income	95,288	40,274
Repurchase of common stock	(1)	(6)

Balance at end of period	$346,855	$216,520

Accumulated Other Comprehensive Income
Unrealized gains
Balance at beginning of period	$179,170	$173,928
Net unrealized holding gains (losses) arising during the period, net of taxes	67,847	(1,601)

Balance at end of period	247,017	172,327
Cumulative translation adjustments
Balance at beginning of period	(7,873)	(641)
Translation adjustments, net of taxes	6,725	3,285

Balance at end of period	(1,148)	2,644

Balance at end of period	$245,869	$174,971

Shareholders’ Equity at End of Period	$1,329,255	$1,127,579

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2003	2002
	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$95,288	$40,274
Adjustments to reconcile net income to net cash provided by operating activities	163,178	109,689

Net Cash Provided By Operating Activities	258,466	149,963

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	2,390,739	974,080
Proceeds from maturities, calls and prepayments of fixed maturities	110,188	56,189
Cost of fixed maturities and equity securities purchased	(2,889,405)	(988,516)
Net change in short-term investments	(35,734)	(54,852)
Other	(1,749)	(5,985)

Net Cash Used By Investing Activities	(425,961)	(19,084)

FINANCING ACTIVITIES
Additions to long-term debt	247,282	165,000
Repayments and repurchases of long-term debt and convertible notes payable	(175,000)	(167,833)
Other	284	138

Net Cash Provided (Used) By Financing Activities	72,566	(2,695)

Increase (decrease) in cash and cash equivalents	(94,929)	128,184
Cash and cash equivalents at beginning of period	444,236	296,781

Cash and Cash Equivalents at End of Period	$349,307	$424,965

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—June 30, 2003

1. Principles of Consolidation

The consolidated balance sheet as of June 30, 2003, the related consolidated statements of operations and comprehensive income for the quarters and six months ended June 30, 2003 and 2002, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2002, was derived from the Company’s audited annual consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2002 annual report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain reclassifications of prior year’s amounts have been made to conform with 2003 presentations.

2. Net Income per share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported (basic and diluted)	$58,855	$23,237	$95,288	$40,274

Average common shares outstanding	9,840	9,825	9,839	9,819
Dilutive potential common shares	22	29	22	30

Average diluted shares outstanding	9,862	9,854	9,861	9,849

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

	Quarter Ended June 30,
	2003		2002
	Written	Earned	Written	Earned
Direct	$596,913	$558,719	$500,190	$436,783
Assumed	21,942	27,481	23,525	22,521
Ceded	(142,984)	(147,327)	(120,543)	(113,028)

Net premiums	$475,871	$438,873	$403,172	$346,276

3. Reinsurance (continued)

	Six Months Ended June 30,
	2003		2002
	Written	Earned	Written	Earned
Direct	$1,168,809	$1,112,000	$957,131	$850,537
Assumed	94,782	62,801	85,230	36,778
Ceded	(312,757)	(303,575)	(265,073)	(213,500)

Net premiums	$950,834	$871,226	$777,288	$673,815

Incurred losses and loss adjustment expenses are net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $54.8 million and $61.5 million, respectively, for the quarters ended June 30, 2003 and 2002 and $100.1 million and $158.9 million, respectively, for the six months ended June 30, 2003 and 2002.

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

5. Convertible Notes Payable (continued)

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

6. Unsecured Senior Notes

On February 25, 2003, the Company issued $200 million of 6.8% unsecured senior notes due February 15, 2013. The unsecured senior notes were issued under an existing shelf registration statement. Net proceeds to the Company were $198.0 million and were primarily used to repay $175.0 million outstanding under the Company’s revolving credit facility. On April 10, 2003, the Company issued an additional $50 million of 6.8% unsecured senior notes, due February 15, 2013, with net proceeds of $49.3 million.

7. Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance market: the Excess and Surplus Lines, Specialty Admitted and London Insurance Market.

All investing activities are included in the Investing segment. Discontinued programs and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting.

The Company considers many factors, including the nature of the underwriting units’ insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

7. Segment Reporting Disclosures (continued)

Segment profit or (loss) for each of the Company’s underwriting segments is measured by underwriting profit or (loss). The property and casualty insurance industry commonly defines underwriting profit or (loss) as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or (loss) does not replace operating income (loss) or net income (loss) computed in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as a measure of profitability. Underwriting profit (loss) provides a basis for management to evaluate the Company’s underwriting performance. Segment profit for the Investing segment is measured by net investment income, net of expenses, and net realized gains or losses.

The Company does not allocate assets to the Excess and Surplus Lines, Specialty Admitted and London Insurance Market segments for management reporting purposes. The total investment portfolio, cash and cash equivalents are allocated to the Investing segment. The Company does not allocate capital expenditures for long-lived assets to any of its segments for management reporting purposes.

Following is a summary of segment disclosures (dollars in thousands):

	Quarter Ended June 30, 2003
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$371,802	$73,700	$165,888	$—	$7,465	$618,855
Net premiums written	265,780	69,320	137,869	—	2,902	475,871

Earned premiums	$247,242	$57,416	$129,977	$—	$4,238	$438,873
Losses and loss adjustment expenses	149,339	34,217	86,842	—	9,535	279,933
Underwriting, acquisition and insurance expenses	69,037	18,460	45,700	—	4,960	138,157

Underwriting profit (loss)	28,866	4,739	(2,565)	—	(10,257)	20,783

Net investment income	—	—	—	45,467	—	45,467
Net realized gains from investment sales	—	—	—	36,732	—	36,732

Segment profit (loss)	$28,866	$4,739	$(2,565)	$82,199	$(10,257)	$102,982

Amortization of intangible assets						1,498
Interest expense						13,641

Income before income taxes						$87,843

U.S. GAAP combined ratio*	88%	92%	102%	—	342%	95%

7. Segment Reporting Disclosures (continued)

	Quarter Ended June 30, 2002
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$304,303	$62,086	$156,026	$—	$1,300	$523,715
Net premiums written	207,174	57,277	138,147	—	574	403,172

Earned premiums	$176,659	$43,606	$119,586	$—	$6,425	$346,276
Losses and loss adjustment expenses	114,105	31,764	84,156	—	9,243	239,268
Underwriting, acquisition and insurance expenses	50,632	13,984	44,329	—	2,724	111,669

Underwriting profit (loss)	11,922	(2,142)	(8,899)	—	(5,542)	(4,661)

Net investment income	—	—	—	42,576	—	42,576
Net realized gains from investment sales	—	—	—	11,471	—	11,471

Segment profit (loss)	$11,922	$(2,142)	$(8,899)	$54,047	$(5,542)	$49,386

Amortization of intangible assets						2,629
Interest expense						10,872

Income before income taxes						$35,885

U.S. GAAP combined ratio*	93%	105%	107%	—	186%	101%

	Six Months Ended June 30, 2003
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$737,411	$131,438	$365,578	$—	$29,164	$1,263,591
Net premiums written	521,475	122,787	285,589	—	20,983	950,834

Earned premiums	$483,916	$112,074	$264,215	$—	$11,021	$871,226
Losses and loss adjustment expenses	295,560	67,932	175,605	—	20,855	559,952
Underwriting, acquisition and insurance expenses	131,687	38,414	94,931	—	8,761	273,793

Underwriting profit (loss)	56,669	5,728	(6,321)	—	(18,595)	37,481

Net investment income	—	—	—	90,700	—	90,700
Net realized gains from investment sales	—	—	—	43,203	—	43,203

Segment profit (loss)	$56,669	$5,728	$(6,321)	$133,903	$(18,595)	$171,384

Amortization of intangible assets						4,127
Interest expense						25,036

Income before income taxes						$142,221

U.S. GAAP combined ratio*	88%	95%	102%	—	269%	96%

7. Segment Reporting Disclosures (continued)

	Six Months Ended June 30, 2002
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$585,245	$108,608	$326,985	$—	$21,523	$1,042,361
Net premiums written	397,773	101,205	255,262	—	23,048	777,288

Earned premiums	$333,787	$82,767	$242,161	$—	$15,100	$673,815
Losses and loss adjustment expenses	222,067	55,650	175,516	—	20,491	473,724
Underwriting, acquisition and insurance expenses	92,500	28,908	87,537	—	3,973	212,918

Underwriting profit (loss)	19,220	(1,791)	(20,892)	—	(9,364)	(12,827)

Net investment income	—	—	—	84,040	—	84,040
Net realized gains from investment sales	—	—	—	17,095	—	17,095

Segment profit (loss)	$19,220	$(1,791)	$(20,892)	$101,135	$(9,364)	$88,308

Amortization of intangible assets						5,426
Interest expense						19,953

Income before income taxes						$62,929

U.S. GAAP combined ratio*	94%	102%	109%	—	162%	102%

*	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

	As of
	June 30, 2003	December 31, 2002
Segment Assets
Investing	$4,820,616	$4,314,152
Other	3,055,997	3,094,408

Total Assets	$7,876,613	$7,408,560

8. Other Comprehensive Income

Other comprehensive income is composed of net holding gains on securities arising during the period less reclassification adjustments for gains included in net income. Other comprehensive income also includes currency translation adjustments. The related tax expense on net holding gains on securities arising during the period was $60.0 million and $51.7 million, respectively, for the quarter and six months ended June 30, 2003 and $9.7 million and $5.1 million, respectively, for the same periods in 2002. The related tax expense on the reclassification adjustments for gains included in net income was $12.9 million and $15.1 million, respectively, for the quarter and six months ended June 30, 2003 and $4.0 million and $6.0 million, respectively, for the same periods in 2002. The related tax expense on the currency translation adjustments was $2.6 million and $3.6 million, respectively, for the quarter and six months ended June 30, 2003 and $2.0 million and $1.8 million, respectively, for the same periods in 2002.

9. Derivative Financial Instruments

The Company held $5.1 million and $100.8 million, respectively, of corporate bonds with embedded put options as of June 30, 2003 and December 31, 2002. These embedded derivatives are clearly and closely related to the host contracts and therefore are not accounted for separately.

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

Acquired Intangible Assets (dollars in thousands):

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Lloyd’s capacity costs	$31,548	$(31,548)	$—

Unamortized Intangible Assets
Goodwill	$405,548	$(48,231)	$357,317

Intangible Assets	$437,096	$(79,779)	$357,317

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Lloyd’s capacity costs	$31,548	$(27,421)	$4,127

Unamortized Intangible Assets
Goodwill	$405,548	$(48,231)	$357,317

Intangible Assets	$437,096	$(75,652)	$361,444

The amortization expense for intangible assets was $1.5 million and $4.1 million, respectively, for the second quarter and six months ended June 30, 2003 and $2.6 million and $5.4 million, respectively, for the same periods in 2002. Amortizable intangible assets were fully amortized at June 30, 2003.

10. Goodwill and Other Intangible Assets (continued)

There were no changes in the carrying amounts of goodwill for the second quarter and six month period ended June 30, 2003. The following table shows the carrying amounts of goodwill by reporting unit at June 30, 2003 (dollars in thousands):

	Excess and Surplus Lines	London Insurance Market	Total
Balance as of June 30, 2003	$81,770	$275,547	$357,317

11. Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court of the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. This matter is still in the discovery phase and is not expected to be ready for trial before 2004. The Company believes it has numerous defenses to these claims, including the defense that the alleged reinsurance agreements and insurance policies were not valid. The Company intends to vigorously defend this matter; however, the outcome cannot be predicted at this time.

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

Stock based compensation cost, net of taxes, included in net income under APB Opinion No. 25 was $0.2 million and $0.3 million, respectively, for the second quarter and six months ended June 30, 2003 and $0.1 million and $0.3 million, respectively, for the same periods in 2002. Under the fair value method principles of Statement No. 123, pro forma stock based compensation cost, net of taxes, and pro forma net income would not have differed from reported amounts for the quarter and six month period ended June 30, 2003. Pro forma stock based compensation cost, net of taxes, and pro forma net income would have differed from reported amounts by less than $0.1 million for the quarter and six month period ended June 30, 2002. The pro forma impact of stock options issued after 1994 had no effect on basic or diluted net income per share in the periods presented.

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

The Company’s consolidated balance sheet at June 30, 2003 includes estimated unpaid losses and loss adjustment expenses of $4,467.2 million and reinsurance recoverable on unpaid losses of $1,502.9 million. Due to inherent uncertainties in estimating these amounts, the actual ultimate amounts may differ from the recorded amounts. Future effects from changes in these estimates will be recorded as a component of loss and loss adjustment expenses in the period of the change.

Deferred Income Taxes

The Company records deferred income taxes as assets or liabilities on its consolidated balance sheet to reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases. At June 30, 2003, a net deferred tax asset of $45 million, net of a valuation allowance of $46 million, was recorded. The valuation allowance was established upon the acquisition of Markel International and is considered necessary due to the uncertainty of realizing a future tax benefit on pre-acquisition net operating losses. The Company’s net operating losses (including pre-acquisition losses) are principally attributable to Markel Capital Limited and can be carried forward indefinitely to offset Markel Capital Limited’s future taxable income. In recording this deferred tax asset, management has made estimates and judgments that future taxable income will be sufficient to realize the value of the deferred tax asset.

Intangible Assets

The Company’s consolidated balance sheet as of June 30, 2003 includes goodwill of acquired businesses of approximately $357 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually in lieu of amortization. The Company has elected September 30 as its annual review date.

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

Results of Operations

Quarter and Six Months ended June 30, 2003 compared to Quarter and Six Months ended June 30, 2002

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

The Company participates in the London Insurance Market through Markel Capital Limited and Markel International Insurance Company Limited (MIICL), two wholly-owned subsidiaries. Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd’s. Markel Syndicate Management Limited, a wholly-owned subsidiary, manages the Company’s Lloyd’s operations. The London Insurance Market segment writes specialty property, casualty, marine and aviation insurance and reinsurance.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. Other consisted primarily of discontinued Markel International programs and Corifrance, a wholly-owned subsidiary, for the quarters and six month periods ended June 30, 2003 and 2002.

The Company is currently experiencing what is commonly referred to within the insurance industry as a hard market, that is stricter coverage terms and higher prices. Submissions and premium writings have increased substantially in the Excess and Surplus Lines and Specialty Admitted Markets since 2000. During 2001, premium rates also began to increase in the London Insurance Market. The terrorist attacks of September 11, 2001 continue to have a profound impact on the insurance market.

The Company anticipates that all segments of the specialty insurance marketplace in which it competes will continue to provide a favorable environment for its operations. For 2003 budgeting purposes, the Company anticipates gross premium growth of 15%, with domestic operations slightly higher and international operations slightly lower. Management continues to believe that this is a reasonable growth forecast for the full year. While all of the Company’s insurance operations continue to achieve rate increases compared to the prior year, rate increases have begun to slow in certain lines of business. The Company does not intend to relax underwriting standards in hard or soft insurance markets in order to obtain premium volume. Premium volume may vary significantly if the Company alters its product concentration to maintain or improve underwriting profitability.

Following is a comparison of gross premium volume by underwriting segment:

Gross Premium Volume

Quarter Ended June 30,			Six Months Ended June 30,
2003	2002	(dollars in thousands)	2003	2002
$371,802	$304,303	Excess and Surplus Lines	$737,411	$585,245
73,700	62,086	Specialty Admitted	131,438	108,608
165,888	156,026	London Insurance Market	365,578	326,985
7,465	1,300	Other	29,164	21,523

$618,855	$523,715	Total	$1,263,591	$1,042,361

Second quarter gross premium volume rose 18% to $618.9 million from $523.7 million for the same period in 2002. For the six month period of 2003, gross premium volume grew 21% to $1.3 billion from $1.0 billion in the prior year.

Excess and Surplus Lines gross premium volume increased 22% to $371.8 million in the second quarter of 2003 from $304.3 million a year ago. For the six month period, gross premium volume increased 26% to $737.4 million in 2003 from $585.2 million in 2002. The growth in both periods was due to increased submission activity and price increases in most programs. The most significant areas of growth in the second quarter of 2003 were in the Investors Brokered Excess and Surplus Lines and the Shand Professional/Products Liability units. Gross premium volume for the Investors Brokered Excess and Surplus Lines unit increased 28% to $102.5 million in the second quarter of 2003 from $79.9 million last year. Shand Professional/Products Liability gross premium volume grew 20% to $104.4 million in the second quarter of 2003 from $87.1 million for 2002. The most significant areas of growth in the six month period of 2003 were in the Investors Brokered Excess and Surplus Lines and Essex Excess and Surplus Lines units. For the six month period of 2003, premium volume for the Investors Brokered Excess and Surplus Lines unit increased 37% to $199.7 million from $145.7 million in the prior year. For the six month period of 2003, premium volume for the Essex Excess and Surplus Lines unit increased 20% to $259.5 million from $216.4 million in the prior year. The increase in gross premium volume at the Investors Brokered Excess and Surplus Lines unit for both periods of 2003 was primarily due to growth in the casualty programs. The increase in gross premium volume at the Shand Professional/Products Liability unit in the second quarter of 2003 was primarily due to growth in the special risk and specified medical programs. The increase in gross premium volume at the Essex Excess and Surplus Lines unit for the six month period was primarily due to growth in the casualty and ocean marine programs.

Specialty Admitted Lines gross premium volume in the second quarter of 2003 increased 19% to $73.7 million compared to $62.1 million in 2002. For the six month period, gross premium volume increased 21% to $131.4 million in 2003 from $108.6 million in the prior year. The increase in both periods was primarily due to higher submissions and price increases in most programs.

In the second quarter of 2003, gross premium volume for the London Insurance Market segment increased 6%

to $165.9 million from $156.0 million in 2002. Gross premium volume for the six months ended June 30, 2003 increased 12% to $365.6 million compared to $327.0 million for the same period of 2002. The growth in both periods of 2003 was primarily due to price increases across most programs. The most significant areas of growth were within the professional indemnity and retail underwriting divisions. The increase in both periods of 2003 continued to meet the Company’s expectations both in terms of volume and price increases achieved.

During the second quarter of 2003, A.M. Best (Best) upgraded the financial strength rating of MIICL to “A-” (excellent) from “B++” (very good). The rating action was the result of Best’s view of the strategic importance of MIICL to the Company, improved risk-adjusted capitalization and improved underwriting performance. The upgrade enables the Company to place business on either MIICL or Markel Syndicate 3000, while offering policyholders excellent levels of security. While the rating upgrade is not anticipated to have a significant impact on the total 2003 gross premium volume for the London Insurance Market segment, the Company intends to move premium writings to MIICL where the underwriting, acquisition and insurance expenses are generally a lower percentage of earned premium than in Markel Syndicate 3000.

Other gross written premiums consisted primarily of Corifrance’s writings in both periods of 2003 and 2002.

The Company purchases reinsurance in order to reduce its retention on individual risks and enable it to write policies with sufficient limits to meet policyholder needs. The Company’s underwriting philosophy seeks to offer products with limits that do not require significant amounts of reinsurance. The Company’s net retention of gross premium volume for the second quarter was 77% in 2003 and 2002. Net retention of gross premium volume for the six month period was 75% in 2003 and 2002.

Total operating revenues for the second quarter of 2003 increased to $521.1 million from $400.3 million in the prior year. For the six month period, operating revenues rose to $1,005.1 million from $775.0 million in 2002. The increase in operating revenues for both the second quarter and six month period of 2002 was primarily attributed to higher earned premiums resulting from increasing gross premium volume.

Following is a comparison of earned premiums by underwriting segment:

Earned Premiums

Quarter Ended June 30,			Six Months Ended June 30,
2003	2002	(dollars in thousands)	2003	2002
$247,242	$176,659	Excess and Surplus Lines	$483,916	$333,787
57,416	43,606	Specialty Admitted	112,074	82,767
129,977	119,586	London Insurance Market	264,215	242,161
4,238	6,425	Other	11,021	15,100

$438,873	$346,276	Total	$871,226	$673,815

Earned premiums for the second quarter of 2003 increased 27% to $438.9 million from $346.3 million for the same period in 2002. For the six month period, earned premiums grew 29% to $871.2 million in 2003 from $673.8 in the prior year.

Excess and Surplus Lines earned premiums for the second quarter of 2003 increased 40% to $247.2 million from $176.7 million for the same period in 2002. For the six month period, Excess and Surplus Lines earned premiums grew 45% to $483.9 million in 2003 from $333.8 million in the prior year. The growth in both periods of 2003 was primarily due to higher gross premium volume and higher retentions over the past year in all Excess and Surplus Lines units.

Earned premiums for the Specialty Admitted segment increased 32% to $57.4 million in the second quarter of 2003 from $43.6 million for the same period in 2002. For the six month period, Specialty Admitted earned premiums grew 35% to $112.1 million in 2003 from $82.8 million in the prior year. The increase in 2003 for both periods was primarily due to growth in new programs and higher gross premium volume in existing lines of business over the past year.

London Insurance Market earned premiums increased 9% for the quarter and six month period ended June 30, 2003 from the same periods in 2002. Earned premiums for London Insurance Market were $130.0 million for the second quarter of 2003 up from $119.6 million for the same period in 2002. For the six month period, London Insurance Market earned premiums grew to $264.2 million in 2003 from $242.2 million in the prior year. The growth in 2003 was primarily the result of increased gross premium volume over the past several quarters and higher retentions across most of the underwriting divisions in the London Insurance Market segment.

Other earned premiums decreased in 2003 due to the run off of discontinued programs. Other earned premiums consists primarily of business written by Corifrance in all periods presented.

Second quarter 2003 net investment income was $45.5 million compared to $42.6 million in the prior year. Net investment income for the six month period ended June 30, 2003 was $90.7 million compared to $84.0 million in 2002. In both periods, a larger investment portfolio offset lower investment yields.

In the second quarter of 2003, the Company recognized $36.7 million of net realized gains compared to $11.5 million of net realized gains in 2002. For the six month period of 2003, net realized gains were $43.2 million compared to net realized gains of $17.1 million for the same period last year. Realized gains in both periods of 2003 were primarily the result of the Company’s decision to sell certain government securities and buy higher yielding fixed income investments, including tax-exempt municipal bonds. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Net realized gains in the second quarter of 2003 were partially offset by $3.5 million of realized losses resulting from the write down of a fixed income security. For the six months ended June 30, 2003, net realized gains were partially offset by $15.0 million of realized losses resulting from the write down of one fixed income security and five equity securities to their estimated fair value. These securities were deemed by management to have a decline in value that was other than temporary. For the quarter and six months ended June 30, 2002, management determined there were no securities with a decline in value that was other than temporary. At June 30, 2003, the Company held securities with gross unrealized losses of approximately $9 million, or significantly less than 1% of the Company’s total investments, cash and cash equivalents. At June 30, 2003, all of these securities were reviewed and the Company believes there were no indications of impairment.

Total operating expenses for the second quarter of 2003 were $419.6 million compared to $353.6 million in 2002. Total operating expenses for the six month period of 2003 were $837.9 million compared to $692.1 million a year ago. The increase in both periods of 2003 was primarily the result of higher loss and loss adjustment expenses and higher underwriting, acquisition and insurance expenses as a result of higher premium volume compared to the same periods of 2002.

Following is a comparison of selected data from the Company’s operations (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Gross premium volume	$618,855	$523,715	$1,263,591	$1,042,361
Net premiums written	475,871	403,172	950,834	777,288
Net retention	77%	77%	75%	75%
Earned premiums	438,873	346,276	871,226	673,815
Losses and loss adjustment expenses	279,933	239,268	559,952	473,724
Underwriting, acquisition and insurance expenses	138,157	111,669	273,793	212,918

U.S. GAAP Combined Ratios
Excess and Surplus Lines	88%	93%	88%	94%
Specialty Admitted	92%	105%	95%	102%
London Insurance Market	102%	107%	102%	109%
Other	342%	186%	269%	162%
Markel Corporation (Consolidated)	95%	101%	96%	102%

The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. See note 7 of the notes to consolidated financial statements for further discussion of segment underwriting profit (loss).

The Company reported a combined ratio of 95% in the second quarter of 2003 compared to a combined ratio of 101% in the second quarter of 2002. For the six month period of 2003, the Company reported a combined ratio of 96% compared to 102% for the same period of 2002.

The combined ratio for Excess and Surplus Lines decreased to 88% for the second quarter and six month period of 2003 from 93% and 94%, respectively, for the same periods of 2002. The improvement for both periods of 2003 resulted primarily from favorable development of prior years’ loss reserves in the Essex E&S Lines and the Shand Professional/Products Liability units and lower current year loss ratios on Investors Brokered Excess and Surplus Lines. This favorable development was partially offset by adverse development of prior years’ loss reserves in the Investors Brokered Excess and Surplus Lines unit. During the six months ended June 30, 2003, this unit experienced approximately $11 million of adverse development on loss reserves primarily for business written between 1996 and 2000. The Excess and Surplus Lines segment continues to benefit from improved pricing, more restrictive coverage and better risk selection.

The combined ratio for Specialty Admitted was 92% and 95%, respectively, for the second quarter and six month period of 2003 compared to combined ratios of 105% and 102%, respectively, for the same periods of 2002. The improvement in both periods of 2003 was primarily the result of favorable development on prior years’ loss reserves. The Company continues to focus on pricing, risk selection and expense control to meet its profitability goals for the Specialty Admitted segment.

The combined ratio for the London Insurance Market segment improved to 102% for the quarter and six months ended June 30, 2003 compared to 107% and 109%, respectively, for the same periods of 2002. The improvement in both periods of 2003 has resulted from a combination of lower loss ratios due to improved risk selection, pricing and the appropriate use of reinsurance and lower expense ratios due to lower commissions and expense control. The London Insurance Market segment combined ratio has steadily improved and the London underwriting units continue to work towards their goal of underwriting profitability.

The underwriting loss from Other, which includes discontinued lines of business, was $10.3 million and $18.6 million, respectively, for the second quarter and six month period ended June 30, 2003 compared to $5.5 million and $9.4 million, respectively, in the same periods of 2002. The increase in the underwriting loss for both periods was primarily due to increases in the allowance for potentially uncollectible reinsurance and run off provisions for discontinued lines of business.

Amortization of intangible assets was $1.5 million in the second quarter of 2003 compared to $2.6 million last year. For the six month period of 2003, amortization of intangible assets was $4.1 million compared to $5.4 million for the same period of 2002. Intangible assets, other than goodwill, were fully amortized at the end of the second quarter of 2003.

Interest expense was $13.6 million for the second quarter of 2003 compared to $10.9 million for the same period of 2002. For the six months ended June 30, 2003, interest expense was $25.0 million compared to $20.0 million for the same period last year. The increase in both periods is primarily due to the Company’s 2003 issuance of $250 million of 6.80% unsecured senior notes, due February 15, 2013. A portion of the net proceeds was used to repay $175 million outstanding under the Company’s revolving credit facility.

For the second quarter and six months ended June 30, 2003, the Company’s effective tax rate was 33% compared to 35% and 36%, respectively, for the second quarter and six month period of 2002. The decrease was primarily due to the elimination during 2002 of non-deductible interest expense as a result of the exchange of previously issued 7.0% and 7.2% senior notes of Markel International Limited, a wholly-owned subsidiary, for newly issued 7.0% and 7.2% senior notes of the Company. During 2003, the Company also increased investment allocations to tax exempt municipal securities.

Comprehensive income was $151.2 million for the second quarter of 2003 compared to $37.7 million for the same period of 2002. For the six month period ended June 30, 2003, comprehensive income was $169.9 million compared to $42.0 million in 2002. The improvement in both periods of 2003 was primarily due to a significant increase in the market value of the Company’s investment portfolio during the second quarter of 2003 and significantly higher net income compared to 2002. Comprehensive income for the second quarter of 2003 includes a $4.7 million gain from currency translation adjustments, net of taxes, compared to a gain of $3.8 million for the same period of 2002. For the six month period of 2003, gains from currency translation adjustments, net of taxes, were $6.7 million compared to gains of $3.3 million for the same period of 2002. The Company attempts to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition as of June 30, 2003

At June 30, 2003, the Company’s investment portfolio increased 12% to $4,820.6 million from $4,314.2 million at December 31, 2002. The Company reported net unrealized gains, net of taxes, on its fixed maturity and equity investments of $247.0 million at June 30, 2003 compared to $179.2 million at December 31, 2002. Equity securities were $729.2 million, or 15% of the total investment portfolio, at June 30, 2003 compared to $550.9 million, or 13%, at December 31, 2002.

For the six month period ended June 30, 2003, the Company reported net cash provided by operating activities of $258.5 million, compared to $150.0 million for the same period in 2002. The increase in cash provided by operations was primarily due to increased cash flows in the Excess and Surplus Lines segment due to growth in gross premium volume and continued underwriting profitability. In addition, as the underwriting loss in the London Insurance Market segment has declined operating cash flows have improved.

For the six month period ended June 30, 2003, the Company reported net cash used by investing activities of $426.0 million compared to $19.1 million in 2002. The increased use of cash for investing activities during 2003 was primarily due to the allocation of increased operating cash flows to the Company’s investment portfolio.

For the six month period ended June 30, 2003, the Company reported net cash provided by financing activities of $72.6 million compared to net cash used by financing activities of $2.7 million in 2002. The net cash provided by financing activities during the six month period ended June 30, 2003 was primarily the result of the debt issuances during the first and second quarters of 2003 partially offset by the repayment of the outstanding balance under the Company’s revolving credit facility.

During the second quarter, the Company contributed approximately $49 million of capital to Markel Capital Limited to support insurance operations at Markel Syndicate 3000. Subsequent to June 30, 2003, the Company contributed an additional $45 million of capital to MIICL to support premium writings.

Before the end of the year, capital providers at Lloyd’s are required to post collateral to support their premium writings for the next year. During the fourth quarter of 2003, the Company anticipates contributing up to $75 million of additional capital to Markel Capital Limited to support Markel Syndicate 3000 premium writings for 2004. The Company’s domestic insurance operations may also require capital to support 2004 premium writings. The Company also has $67 million of notes that mature on November 1, 2003. The Company has access to various capital sources including holding company investments and cash, $300 million of undrawn capacity under its revolving credit facility and access to the debt and equity capital markets. The Company has an existing shelf registration statement under which up to $180 million of equity or debt securities may be issued. Management believes the Company has sufficient liquidity to meet its capital needs.

Shareholders’ equity at June 30, 2003 was $1,329.3 million compared to $1,159.1 million at December 31, 2002. Book value per common share was $135.07 at June 30, 2003, compared to $117.89 at December 31, 2002. The 2003 increase was primarily the result of $95.3 million of net income and a $67.8 million increase in net unrealized investment gains, net of taxes, during the six months ended June 30, 2003.

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

The Company’s market risks at June 30, 2003 have not materially changed from those identified at December 31, 2002.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (CEO) and the Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls).

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

Based upon the Company’s controls evaluation, the CEO and CFO have concluded that the Company’s Disclosure Controls provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding the Company’s business, estimates and management assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things,

•	The impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	The occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry;

•	The Company’s anticipated premium growth and anticipated improvements in underwriting profitability are based on current knowledge and assume no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	The Company is legally required to offer terrorism insurance and has attempted to manage its exposure. However, in the event of a covered terrorist attack, the Company could sustain material losses;

•	Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	Industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	The Company continues to closely monitor discontinued lines and reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges;

•	Regulatory actions can impede the Company’s ability to charge adequate rates and efficiently allocate capital; and

•	Economic conditions, interest rates and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on May 14, 2003, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year, ratified the selection by the Board of Directors of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2003, approved the Company’s Omnibus Incentive Plan and approved an amendment to the Company’s Bylaws to change the number of directors to not less than three nor more than fifteen. The results of the meeting were as follows:

Election of Directors	For	Withheld
Alan I. Kirshner	7,880,250	920,917
Anthony F. Markel	7,838,088	963,079
Steven A. Markel	7,883,867	917,300
Darrell D. Martin	7,887,550	913,617
Douglas E. Eby	8,546,940	254,227
Thomas S. Gayner	7,881,221	919,946
Leslie A. Grandis	7,528,162	1,273,005
Stewart M. Kasen	8,491,351	309,816
Gary L. Markel Jay M. Weinberg	7,571,560 8,508,928	1,229,607 292,239

Ratification of Selection of Auditors:

For	Against	Abstentions and Brokers Non-Votes
8,535,523	258,686	6,958

Approval of Omnibus Incentive Plan:

For	Against	Abstentions and Brokers Non-Votes
7,984,409	685,365	131,393

Approval of Bylaw Amendment:

For	Against	Abstentions and Brokers Non-Votes
8,573,460	116,174	111,533

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b	)(1)	On April 9, 2003, the Company filed a report on form 8-K reporting under Item 5 and Item 7 related to the issuance of $50 million principal amount of 6.8% Senior Notes due 2013.

(b	)(2)	On April 30, 2003, the Company filed a report on Form 8-K furnishing under Item 7 and Item 9 (Item 12) a copy of the Company’s press release announcing first quarter 2003 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of August, 2003.

The Company

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chairman and Chief Executive Officer (Principal Executive Officer)

By	/s/ Anthony F. Markel
Anthony F. Markel
President
(Principal Operating Officer)

By	/s/ Steven A. Markel
Steven A. Markel
Vice Chairman

By	/s/ Darrell D. Martin
Darrell D. Martin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Number	Description

3(i)	Amended and Restated Articles of Incorporation, as amended (3.1)a

3(ii)	Bylaws, as amended (4.2)b

4(i)	Credit Agreement dated December 21, 1999, among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(i))c

4(ii)	First Amendment dated February 4, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(ii))c

4(iii)	Second Amendment and Consent dated March 17, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(iii))c

4(iv)	Third Amendment dated August 2, 2000, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(iv))c

4(v)	Fourth Amendment dated March 23, 2001, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and First Union National Bank, as Agent (4(v))c

4(vi)	Fifth Amendment dated June 6, 2003, to Credit Agreement dated December 21, 1999 among Markel Corporation, the lenders named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as Agent

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2003 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

10.1	Markel Corporation Omnibus Incentive Plan d

10.2	Executive Employment Agreement between Markel Corporation and Thomas S. Gayner dated as of June 1, 2003

10.3	2003 Incentive Compensation Arrangement for Thomas S. Gayner

10.4	Restricted Stock Unit Award for Thomas S. Gayner

10.5	Executive Employment Agreement between Markel Corporation and Paul W. Springman dated as of June 1, 2003

10.6	2003 Incentive Compensation Arrangement for Paul W. Springman

10.7	Restricted Stock Unit Award for Paul W. Springman

10.8	Form of Restricted Stock Unit Award for Directors

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the

Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated August 5, 2003.

c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002.

d.	Incorporated by reference from Appendix B to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2003.