Form 10-Q
period 2003-09-30
MARKEL CORP
filed 2003-11-05
CIK 1096343

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Number of shares of the registrant’s common stock outstanding at October 31, 2003: 9,846,284

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $3,594,616 in 2003 and $3,119,814 in 2002)	$3,714,150	$3,251,186
Equity securities (cost of $557,561 in 2003 and $406,635 in 2002)	805,068	550,909
Short-term investments (estimated fair value approximates cost)	104,033	67,821

Total Investments, Available-For-Sale	4,623,251	3,869,916

Cash and cash equivalents	370,434	444,236
Receivables	442,168	408,542
Reinsurance recoverable on unpaid losses	1,503,014	1,586,128
Reinsurance recoverable on paid losses	148,479	144,751
Deferred policy acquisition costs	190,573	150,547
Prepaid reinsurance premiums	228,523	219,665
Intangible assets	357,317	361,444
Other assets	197,653	223,331

Total Assets	$8,061,412	$7,408,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$4,647,026	$4,366,803
Unearned premiums	1,079,790	937,364
Payables to insurance companies	138,033	122,191
Convertible notes payable (estimated fair value of $98,000 in 2003 and $89,000 in 2002)	89,466	86,109
Long-term debt (estimated fair value of $517,000 in 2003 and $415,000 in 2002)	478,049	404,384
Other liabilities	177,003	182,598
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of Markel Corporation (estimated fair value of $152,000 in 2003 and $118,000 in 2002)	150,000	150,000

Total Liabilities	6,759,367	6,249,449

Shareholders’ equity
Common stock	737,044	736,246
Retained earnings	330,322	251,568
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of tax expense of $128,464 in 2003 and $96,476 in 2002	238,577	179,170
Cumulative translation adjustments, net of tax benefit of $2,099 in 2003 and $4,239 in 2002	(3,898)	(7,873)

Total Shareholders’ Equity	1,302,045	1,159,111
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$8,061,412	$7,408,560

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$475,995	$417,253	$1,347,221	$1,091,068
Net investment income	46,379	42,853	137,079	126,893
Net realized gains (losses) from investment sales	(7,360)	25,982	35,843	43,077

Total Operating Revenues	515,014	486,088	1,520,143	1,261,038

OPERATING EXPENSES
Losses and loss adjustment expenses	378,868	324,438	938,820	798,162
Underwriting, acquisition and insurance expenses	147,102	135,343	420,895	348,261
Amortization of intangible assets	—	2,629	4,127	8,055

Total Operating Expenses	525,970	462,410	1,363,842	1,154,478

Operating Income (Loss)	(10,956)	23,678	156,301	106,560
Interest expense	13,720	10,078	38,756	30,031

Income (Loss) Before Income Taxes	(24,676)	13,600	117,545	76,529
Income tax expense (benefit)	(8,143)	4,896	38,790	27,551

Net Income (Loss)	$(16,533)	$8,704	$78,755	$48,978

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
Net holding gains (losses) arising during the period	$(13,224)	$27,627	$82,705	$37,138
Less reclassification adjustments for gains (losses) included in net income (loss)	4,784	(16,888)	(23,298)	(28,000)

Net unrealized gains (losses)	(8,440)	10,739	59,407	9,138
Currency translation adjustments, net of taxes	(2,750)	(12,066)	3,975	(8,781)

Total Other Comprehensive Income (Loss)	(11,190)	(1,327)	63,382	357

Comprehensive Income (Loss)	$(27,723)	$7,377	$142,137	$49,335

NET INCOME (LOSS) PER SHARE
Basic	$(1.68)	$0.89	$8.00	$4.99
Diluted	$(1.68)	$0.88	$7.99	$4.97

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
Common Stock
Balance at beginning of period	$736,246	$735,569
Issuance of common stock and other equity transactions	798	669

Balance at end of period	$737,044	$736,238

Retained Earnings
Balance at beginning of period	$251,568	$176,252
Net income	78,755	48,978
Repurchase of common stock	(1)	(6)

Balance at end of period	$330,322	$225,224

Accumulated Other Comprehensive Income
Unrealized gains
Balance at beginning of period	$179,170	$173,928
Net unrealized holding gains arising during the period, net of taxes	59,407	9,138

Balance at end of period	238,577	183,066
Cumulative translation adjustments
Balance at beginning of period	(7,873)	(641)
Translation adjustments, net of taxes	3,975	(8,781)

Balance at end of period	(3,898)	(9,422)

Balance at end of period	$234,679	$173,644

Shareholders’ Equity at End of Period	$1,302,045	$1,135,106

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$78,755	$48,978
Adjustments to reconcile net income to net cash provided by operating activities	371,997	314,053

Net Cash Provided By Operating Activities	450,752	363,031

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	3,398,346	1,510,373
Proceeds from maturities, calls and prepayments of fixed maturities	185,442	68,252
Cost of fixed maturities and equity securities purchased	(4,141,915)	(1,683,467)
Net change in short-term investments	(36,212)	(127,280)
Other	(3,294)	(9,409)

Net Cash Used By Investing Activities	(597,633)	(241,531)

FINANCING ACTIVITIES
Additions to long-term debt	247,282	165,000
Repayments and repurchases of long-term debt and convertible notes payable	(175,000)	(167,833)
Other	797	157

Net Cash Provided (Used) By Financing Activities	73,079	(2,676)

Increase (decrease) in cash and cash equivalents	(73,802)	118,824
Cash and cash equivalents at beginning of period	444,236	296,781

Cash and Cash Equivalents at End of Period	$370,434	$415,605

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2003

1. Principles of Consolidation

The consolidated balance sheet as of September 30, 2003, the related consolidated statements of operations and comprehensive income (loss) for the quarters and nine months ended September 30, 2003 and 2002, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2002, was derived from the Company’s audited annual consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2002 annual report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain reclassifications of prior year’s amounts have been made to conform with 2003 presentations.

2. Net Income (Loss) per share

Net income (loss) per share was determined by dividing net income (loss) by the applicable shares outstanding (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported (basic and diluted)	$(16,533)	$8,704	$78,755	$48,978

Average common shares outstanding	9,845	9,828	9,841	9,822
Dilutive potential common shares	—	28	18	30

Average diluted shares outstanding	9,845	9,856	9,859	9,852

The average diluted shares outstanding excluded 15,287 dilutive potential shares for the quarter ended September 30, 2003. These shares were excluded due to their antidilutive effect as a result of the Company’s net loss for the quarter ended September 30, 2003.

3. Stock Compensation Plans

The Company applies the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock based compensation plans. The Company has adopted the disclosure-only provisions of Statement No. 123, Accounting for Stock Based Compensation, as amended.

Stock based compensation cost, net of taxes, included in net income (loss) under APB Opinion No. 25 was $0.1 million and $0.5 million, respectively, for the quarter and nine months ended September 30, 2003 and $0.1

3. Stock Compensation Plans (continued)

million and $0.4 million, respectively, for the same periods in 2002. Under the fair value method principles of Statement No. 123, pro forma stock based compensation cost, net of taxes, and pro forma net income (loss) would not have differed from reported amounts for the quarter and nine month period ended September 30, 2003. Pro forma stock based compensation cost, net of taxes, and pro forma net income would have differed from reported amounts by less than $0.1 million for the quarter and nine month period ended September 30, 2002. The pro forma impact of stock options issued after 1994 had no effect on basic or diluted net income (loss) per share in the periods presented.

4. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

	Quarter Ended September 30,
	2003		2002
	Written	Earned	Written	Earned
Direct	$645,600	$595,705	$566,432	$494,009
Assumed	25,834	29,578	36,976	35,599
Ceded	(147,650)	(149,288)	(198,640)	(112,355)

Net premiums	$523,784	$475,995	$404,768	$417,253

	Nine Months Ended September 30,
	2003		2002
	Written	Earned	Written	Earned
Direct	$1,814,409	$1,707,705	$1,523,563	$1,344,546
Assumed	120,616	92,379	122,206	72,377
Ceded	(460,407)	(452,863)	(463,713)	(325,855)

Net premiums	$1,474,618	$1,347,221	$1,182,056	$1,091,068

Incurred losses and loss adjustment expenses are net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $56.3 million and $149.0 million, respectively, for the quarters ended September 30, 2003 and 2002 and $156.4 million and $307.9 million, respectively, for the nine months ended September 30, 2003 and 2002.

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

7. Unsecured Senior Notes

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

8. Revolving Credit Facility

On September 30, 2003 the Company arranged a revolving credit facility which provides $220 million of capacity for working capital and other general corporate purposes. The Company may select from two interest rate options for balances outstanding under the facility. The Company pays a commitment fee (.20% at September 30, 2003) on the unused portion of the facility based on the Company’s debt to equity leverage ratio as calculated under the agreement. The facility replaced the Company’s previous $300 million revolving credit facility and expires December 2006.

9. Derivative Financial Instruments

The Company held $5.2 million and $100.8 million, respectively, of corporate bonds with embedded put options as of September 30, 2003 and December 31, 2002. These embedded derivatives are clearly and closely related to the host contracts and therefore are not accounted for separately.

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

10. Segment Reporting Disclosures (continued)

Following is a summary of segment disclosures (dollars in thousands):

	Quarter Ended September 30, 2003
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$398,581	$81,095	$183,184	$—	$8,574	$671,434
Net premiums written	291,435	76,991	150,257	—	5,101	523,784
Earned premiums	$266,800	$60,467	$140,538	$—	$8,190	$475,995
Losses and loss adjustment expenses	185,107	37,892	93,137	—	62,732	378,868
Underwriting, acquisition and insurance expenses	80,191	16,494	49,046	—	1,371	147,102

Underwriting profit (loss)	1,502	6,081	(1,645)	—	(55,913)	(49,975)

Net investment income	—	—	—	46,379	—	46,379
Net realized losses from investment sales	—	—	—	(7,360)	—	(7,360)

Segment profit (loss)	$1,502	$6,081	$(1,645)	$39,019	$(55,913)	$(10,956)

Amortization of intangible assets						—
Interest expense						13,720

Loss before income taxes						$(24,676)

U.S. GAAP combined ratio*	99%	90%	101%	—	783%	110%

	Quarter Ended September 30, 2002
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$371,138	$73,762	$140,219	$—	$18,289	$603,408
Net premiums written	251,600	68,846	72,923	—	11,399	404,768
Earned premiums	$206,376	$49,393	$151,147	$—	$10,337	$417,253
Losses and loss adjustment expenses	131,473	34,296	103,287	—	55,382	324,438
Underwriting, acquisition and insurance expenses	59,307	14,743	56,663	—	4,630	135,343

Underwriting profit (loss)	15,596	354	(8,803)	—	(49,675)	(42,528)

Net investment income	—	—	—	42,853	—	42,853
Net realized gains from investment sales	—	—	—	25,982	—	25,982

Segment profit (loss)	$15,596	$354	$(8,803)	$68,835	$(49,675)	$26,307

Amortization of intangible assets						2,629
Interest expense						10,078

Income before income taxes						$13,600

U.S. GAAP combined ratio*	92%	99%	106%	—	581%	110%

10. Segment Reporting Disclosures (continued)

	Nine Months Ended September 30, 2003
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,135,992	$212,533	$548,762	$—	$37,738	$1,935,025
Net premiums written	812,910	199,778	435,846	—	26,084	1,474,618
Earned premiums	$750,716	$172,541	$404,753	$—	$19,211	$1,347,221
Losses and loss adjustment expenses	480,667	105,824	268,742	—	83,587	938,820
Underwriting, acquisition and insurance expenses	211,878	54,908	143,977	—	10,132	420,895

Underwriting profit (loss)	58,171	11,809	(7,966)	—	(74,508)	(12,494)

Net investment income	—	—	—	137,079	—	137,079
Net realized gains from investment sales	—	—	—	35,843	—	35,843

Segment profit (loss)	$58,171	$11,809	$(7,966)	$172,922	$(74,508)	$160,428

Amortization of intangible assets						4,127
Interest expense						38,756

Income before income taxes						$117,545

U.S. GAAP combined ratio*	92%	93%	102%	—	488%	101%

	Nine Months Ended September 30, 2002
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$956,383	$182,370	$467,204	$—	$39,812	$1,645,769
Net premiums written	649,373	170,051	328,185	—	34,447	1,182,056
Earned premiums	$540,163	$132,160	$393,308	$—	$25,437	$1,091,068
Losses and loss adjustment expenses	353,539	89,946	278,804	—	75,873	798,162
Underwriting, acquisition and insurance expenses	151,808	43,651	144,199	—	8,603	348,261

Underwriting profit (loss)	34,816	(1,437)	(29,695)	—	(59,039)	(55,355)

Net investment income	—	—	—	126,893	—	126,893
Net realized gains from investment sales	—	—	—	43,077	—	43,077

Segment profit (loss)	$34,816	$(1,437)	$(29,695)	$169,970	$(59,039)	$114,615

Amortization of intangible assets						8,055
Interest expense						30,031

Income before income taxes						$76,529

U.S. GAAP combined ratio*	94%	101%	108%	—	332%	105%

*	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

10. Segment Reporting Disclosures (continued)

	As of
	September 30, 2003	December 31, 2002
Segment Assets
Investing	$4,993,685	$4,314,152
Other	3,067,727	3,094,408

Total Assets	$8,061,412	$7,408,560

11. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains (losses) included in net income (loss). Other comprehensive income (loss) also includes currency translation adjustments. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $(7.1) million and $44.5 million, respectively, for the quarter and nine months ended September 30, 2003 and $14.9 million and $20.0 million, respectively, for the same periods in 2002. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income (loss) was $(2.6) million and $12.5 million, respectively, for the quarter and nine months ended September 30, 2003 and $9.1 million and $15.1 million, respectively, for the same periods in 2002. The related tax expense (benefit) on the currency translation adjustments was $(1.5) million and $2.1 million, respectively, for the quarter and nine months ended September 30, 2003 and $(6.5) million and $(4.7) million, respectively, for the same periods in 2002.

12. Goodwill and Other Intangible Assets

The Company completed the transitional goodwill impairment test early in 2002 as required by Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets. Goodwill is also required to be tested annually for impairment under Statement No. 142 and the Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30th. The Company determined that there was no indication of goodwill impairment at either testing date in 2002.

Acquired Intangible Assets (dollars in thousands):

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Lloyd’s capacity costs	$31,548	$(31,548)	$—

Unamortized Intangible Assets
Goodwill	$405,548	$(48,231)	$357,317

Intangible Assets	$437,096	$(79,779)	$357,317

12. Goodwill and Other Intangible Assets (continued)

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Lloyd’s capacity costs	$31,548	$(27,421)	$4,127

Unamortized Intangible Assets
Goodwill	$405,548	$(48,231)	$357,317

Intangible Assets	$437,096	$(75,652)	$361,444

Amortizable intangible assets were fully amortized as of June 30, 2003. The amortization expense for intangible assets was $2.6 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, amortization of intangible assets was $4.1 million compared to $8.1 million for the same period of 2002.

There were no changes in the carrying amounts of goodwill for the quarter and nine month period ended September 30, 2003. The following table shows the carrying amounts of goodwill by reporting unit at September 30, 2003 (dollars in thousands):

	Excess and Surplus Lines	London Insurance Market	Total
Balance as of September 30, 2003	$81,770	$275,547	$357,317

13. Contingencies

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

The Company has other contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could materially impact the Company’s financial condition or results of operations.

14. Subsequent Event

On November 1, 2003, the Company’s $67 million of outstanding 7.25% unsecured senior notes matured. The Company drew against its revolving credit facility to fund the obligation.

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

The Company’s consolidated balance sheet at September 30, 2003 includes estimated unpaid losses and loss adjustment expenses of $4.6 billion and reinsurance recoverable on unpaid losses of $1.5 billion. Due to inherent uncertainties in estimating these amounts, the actual ultimate amounts may differ from the recorded amounts. Future effects from changes in these estimates will be recorded as a component of loss and loss adjustment expenses in the period of the change.

Deferred Income Taxes

The Company records deferred income taxes as assets or liabilities on its consolidated balance sheet to reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases. At September 30, 2003, a net deferred tax asset of $60.4 million, net of a valuation allowance of $45.8 million, was recorded. The valuation allowance was established upon the acquisition of Markel International and is considered necessary due to the uncertainty of realizing a future tax benefit on pre-acquisition net operating losses. The Company’s net operating losses (including pre-acquisition losses) are principally attributable to Markel Capital Limited and can be carried forward indefinitely to offset Markel Capital Limited’s future taxable income. In recording this deferred tax asset, management has made estimates and judgments that future taxable income will be sufficient to realize the value of the deferred tax asset.

Intangible Assets

The Company’s consolidated balance sheet as of September 30, 2003 includes goodwill of acquired businesses of approximately $357.3 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually in lieu of amortization. The Company completes its annual test for impairment during the fourth quarter of the year based upon results of operations through September 30th.

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

Results of Operations

Quarter and Nine Months ended September 30, 2003 compared to Quarter and Nine Months ended September 30, 2002

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

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. Other consisted primarily of discontinued Markel International programs and Corifrance, a wholly-owned subsidiary, for the quarters and nine month periods ended September 30, 2003 and 2002.

The Company anticipates that all segments of the specialty insurance marketplace in which it competes will continue to provide a favorable environment for its operations. Gross premium growth remains on target to meet the Company’s expectations for the full year. While all of the Company’s insurance operations continue to achieve rate increases compared to the prior year, rate increases have begun to slow or decline in certain lines of business. These include large direct and reinsurance property accounts, aviation and marine war accounts. The Company believes that the rates being obtained on these books of business are at levels that support its underwriting profit targets. Premium volume may vary significantly if the Company alters its product concentration to maintain or improve underwriting profitability.

Following is a comparison of gross premium volume by underwriting segment:

Gross Premium Volume
Quarter Ended September 30,			Nine Months Ended September 30,
2003	2002	(dollars in thousands)	2003	2002
$398,581	$371,138	Excess and Surplus Lines	$1,135,992	$956,383
81,095	73,762	Specialty Admitted	212,533	182,370
183,184	140,219	London Insurance Market	548,762	467,204
8,574	18,289	Other	37,738	39,812

$671,434	$603,408	Total	$1,935,025	$1,645,769

Third quarter gross premium volume rose 11% to $671.4 million from $603.4 million for the same period in 2002. For the nine month period of 2003, gross premium volume grew 18% to $1.9 billion from $1.6 billion in the prior year.

Excess and Surplus Lines gross premium volume increased 7% to $398.6 million in the third quarter of 2003 from $371.1 million a year ago. For the nine month period, gross premium volume increased 19% to $1.1 billion in 2003 from $956.4 million in 2002. The growth in both periods of 2003 was due to price increases in most programs. The most significant areas of growth in both periods of 2003 were in the Investors Brokered Excess and Surplus Lines and the Shand Professional/Products Liability units. Gross premium volume for the Investors Brokered Excess and Surplus Lines unit increased 15% to $110.4 million in the third quarter of 2003 from $95.8 million last year. For the nine month period, premium volume for the Investors Brokered Excess and Surplus Lines unit increased 28% to $310.1 million in 2003 from $241.5 million in the prior year. The increase in both periods was primarily due to growth in the casualty programs. Shand Professional/Products Liability gross premium volume grew 10% to $115.1 million in the third quarter of 2003 from $104.3 million for 2002. For the nine month period, premium volume for Shand Professional/Products Liability unit increased 17% to $326.8 million in 2003 from $280.2 million in the prior year. The increase in gross premium volume in both periods was primarily due to growth in the special risk and specified medical programs.

During the third quarter of 2003, submission activity began to slow or decline in certain lines of business within the Excess and Surplus Lines segment, most notably the property programs. The decline in submission activity is the result of the Company’s unwillingness to relax underwriting standards by accepting risks at price levels not believed to be adequate to support its underwriting profit targets. The Company does not intend to relax underwriting standards in order to obtain premium volume.

Specialty Admitted Lines gross premium volume in the third quarter of 2003 increased 10% to $81.1 million compared to $73.8 million in 2002. For the nine month period, gross premium volume increased 17% to $212.5 million in 2003 from $182.4 million in the prior year. The increase in both periods was primarily due to higher submissions and price increases in most programs.

In the third quarter of 2003, gross premium volume for the London Insurance Market segment increased 31% to $183.2 million from $140.2 million in 2002. Gross premium volume for the nine months ended September 30, 2003 increased 17% to $548.8 million compared to $467.2 million for the same period of 2002. The growth in both periods of 2003 was primarily due to price increases across most programs. The most significant areas of growth were within the professional indemnity and marine and energy underwriting divisions. The increase in both periods of 2003 continued to meet the Company’s expectations both in terms of volume and price increases achieved.

During the second quarter of 2003, A.M. Best upgraded the financial strength rating of MIICL to “A-” (excellent) from “B++” (very good). On November 3, 2003, Fitch Ratings upgraded the financial strength rating of MIICL to “A-” (strong) from “BBB+” (good). While the rating upgrades are not anticipated to have a significant impact on total gross premium volume for the London Insurance Market segment, the Company has begun to rebalance its international business by increasing premium writings at MIICL where the underwriting, acquisition and insurance expenses are generally a lower percentage of earned premium than in Markel Syndicate 3000.

Other gross written premiums consisted primarily of Corifrance’s writings in both periods of 2003. Gross premium volume in both periods of 2002 for Other consisted of Corifrance’s writings and prior years’ premium increases primarily due to higher actual premium writings than previously estimated.

The Company purchases reinsurance in order to reduce its retention on individual risks and enable it to write policies with sufficient limits to meet policyholder needs. The Company’s underwriting philosophy seeks to offer products with limits that do not require significant amounts of reinsurance. The Company’s net retention of gross premium volume for the third quarter was 78% in 2003 and 67% in 2002. Net retention of gross premium volume for the nine month period was 76% in 2003 and 72% in 2002. The increase in retention rate for both periods of 2003 was primarily due to purchasing lower amounts of reinsurance in 2003 in the Excess and Surplus Lines segment and a shift in product mix from the prior year. In both periods of 2002, the Company’s net retention of gross premium volume was impacted by increased reinsurance costs recognized in the London Insurance Market’s Marine and Energy programs and higher reinsurance costs than originally estimated on prior years’ premium writings.

Total operating revenues for the third quarter of 2003 increased to $515.0 million from $486.1 million in the prior year. For the nine month period, operating revenues rose to $1.5 billion from $1.3 billion in 2002. The increase in operating revenues for both the third quarter and nine month period of 2003 was primarily the result of higher earned premiums resulting from increasing gross premium volume.

Following is a comparison of earned premiums by underwriting segment:

Earned Premiums
Quarter Ended September 30,			Nine Months Ended September 30,
2003	2002	(dollars in thousands)	2003	2002
$266,800	$206,376	Excess and Surplus Lines	$750,716	$540,163
60,467	49,393	Specialty Admitted	172,541	132,160
140,538	151,147	London Insurance Market	404,753	393,308
8,190	10,337	Other	19,211	25,437

$475,995	$417,253	Total	$1,347,221	$1,091,068

Earned premiums for the third quarter of 2003 increased 14% to $476.0 million from $417.3 million for the same period in 2002. For the nine month period, earned premiums grew 23% to $1.3 billion in 2003 from $1.1 billion in the prior year.

Excess and Surplus Lines earned premiums for the third quarter of 2003 increased 29% to $266.8 million from $206.4 million for the same period in 2002. For the nine month period, Excess and Surplus Lines earned premiums grew 39% to $750.7 million in 2003 from $540.2 million in the prior year. The growth in both periods of 2003 was primarily due to higher gross premium volume and higher retentions over the past year in all Excess and Surplus Lines units.

Earned premiums for the Specialty Admitted segment increased 22% to $60.5 million in the third quarter of 2003 from $49.4 million for the same period in 2002. For the nine month period, Specialty Admitted earned premiums grew 31% to $172.5 million in 2003 from $132.2 million in the prior year. The increase in 2003 for both periods was primarily due to higher gross premium volume in existing lines of business and growth in new programs over the past year.

Earned premiums for London Insurance Market were $140.5 million for the third quarter of 2003 down 7% from $151.1 million for the same period in 2002. London Insurance Market earned premiums for the third quarter of 2002 included higher prior years’ premium writings than previously estimated. For the nine month period, London Insurance Market earned premiums grew 3% to $404.8 million in 2003 from $393.3 million in the prior year. The growth for the nine months ended September 30, 2003 was primarily the result of increased gross premium volume over the past several quarters and higher retentions across most of the underwriting divisions in the London Insurance Market segment.

Other earned premiums decreased in both periods of 2003 primarily due to the run off of discontinued programs. Other earned premiums consists primarily of business written by Corifrance in all periods presented.

Third quarter 2003 net investment income was $46.4 million compared to $42.9 million in the prior year. Net investment income for the nine month period ended September 30, 2003 was $137.1 million compared to $126.9 million in 2002. In both periods, a larger investment portfolio offset lower investment yields.

In the third quarter of 2003, the Company recognized $7.4 million of net realized losses compared to $26.0 million of net realized gains in 2002. For the nine month period of 2003, net realized gains were $35.8 million compared to net realized gains of $43.1 million for the same period last year. The Company’s investment strategy seeks to maximize total investment returns over a long-term period. The Company’s focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

For the quarter ended September 30, 2003, management determined there were no securities with a decline in value that was other than temporary. For the nine months ended September 30, 2003, net realized gains were partially offset by $15.0 million of realized losses resulting from the write down of one fixed income security and five equity securities to their estimated fair value. These securities were deemed by management to have a decline in value that was other than temporary. For the quarter and nine months ended September 30, 2002, net realized gains were partially offset by $2.4 million of realized losses resulting from the write down of one fixed income security. At September 30, 2003, the Company held securities with gross unrealized losses of approximately $15 million, or significantly less than 1% of the Company’s total investments, cash and cash equivalents. At September 30, 2003, all of these securities were reviewed and the Company believes there were no indications of impairment.

Total operating expenses for the third quarter of 2003 were $526.0 million compared to $462.4 million in 2002. The increase in total operating expenses in the third quarter of 2003 was primarily the result of loss reserve increases within the Excess and Surplus Lines segment and higher reserve increases for asbestos and environmental exposures than 2002. Total operating expenses for the nine month period of 2003 were $1.4 billion compared to $1.2 billion a year ago. The increase for the nine months ended September 30, 2003 was primarily the result of higher premium volume compared to the same period of 2002.

Following is a comparison of selected data from the Company’s operations (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross premium volume	$671,434	$603,408	$1,935,025	$1,645,769
Net premiums written	523,784	404,768	1,474,618	1,182,056
Net retention	78%	67%	76%	72%
Earned premiums	475,995	417,253	1,347,221	1,091,068
Losses and loss adjustment expenses	378,868	324,438	938,820	798,162
Underwriting, acquisition and insurance expenses	147,102	135,343	420,895	348,261

U.S. GAAP Combined Ratios
Excess and Surplus Lines	99%	92%	92%	94%
Specialty Admitted	90%	99%	93%	101%
London Insurance Market	101%	106%	102%	108%
Other	783%	581%	488%	332%
Markel Corporation (Consolidated)	110%	110%	101%	105%

The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. See note 10 of the notes to consolidated financial statements for further discussion of segment underwriting profit (loss).

The Company reported a combined ratio of 110% in the third quarter of 2003 and 2002. For the nine month period of 2003, the Company reported a combined ratio of 101% compared to 105% for the same period of 2002.

The combined ratio for Excess and Surplus Lines was 99% and 92%, respectively, for the third quarter and nine month period of 2003 compared to 92% and 94%, respectively, for the same periods of 2002. The increase in combined ratio for the third quarter of 2003 was primarily the result of loss reserve increases at the Company’s Investors Brokered Excess and Surplus Lines unit. The improvement for the nine months ended September 30, 2003 resulted from favorable development on prior years’ loss reserves and strong underwriting profits from other underwriting units in the Excess and Surplus Lines segment, partially offset by the prior years’ loss reserve increases in the Investors Brokered and Excess Surplus Lines unit.

The Company regularly reviews the claims processes at its business units. During the third quarter of 2003, a review at the Investors Brokered Excess and Surplus Lines unit was initiated and is ongoing. The review highlighted case reserve estimates which did not meet the Company’s standards. As a result, the Company has updated its actuarial assumptions and increased loss and loss adjustment expenses, primarily for the 1997-2001 accident years, by $50 million during the quarter ended September 30, 2003.

The combined ratio for Specialty Admitted was 90% and 93%, respectively, for the third quarter and nine month period of 2003 compared to combined ratios of 99% and 101%, respectively, for the same periods of 2002. The improvement in both periods of 2003 was primarily due to lower current year losses and favorable development of prior years’ loss reserves compared to both periods of 2002.

The combined ratio for the London Insurance Market segment improved to 101% and 102%, respectively, for the quarter and nine months ended September 30, 2003 compared to 106% and 108%, respectively, for the same periods of 2002. The improvement in both periods of 2003 has resulted from a combination of lower loss ratios due to improved risk selection, pricing and the appropriate use of reinsurance and lower expense ratios due to lower commissions and expense control. The London Insurance Market segment combined ratio has steadily improved and the London underwriting units continue to work towards their goal of underwriting profitability.

The underwriting loss from Other, which includes discontinued lines of business, was $55.9 million for the third quarter ended September 30, 2003 compared to an underwriting loss of $49.7 million in 2002. The Other underwriting loss for the nine month period ended September 30, 2003 was $74.5 million compared to $59.0 million for the same period of 2002. Both periods of 2003 included $55.0 million of reserve increases for asbestos and environmental exposures. Both periods of 2002 included $35.0 million of reserve increases due to asbestos and environmental exposures and related allowances for reinsurance bad debt and $9.0 million of reserve increases for reinsurance costs and collections issues for discontinued programs at Markel International.

The increase in prior years’ loss reserves in the third quarter of 2003 for asbestos and environmental exposures is being made in response to the Company’s annual review of these exposures in both U.S. and international operations. The increase reflects a higher than expected incidence of new claims and recent adverse appellate and bankruptcy court decisions. The need to increase reserves for asbestos and environmental exposures in both 2002 and 2003 demonstrates that these reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. The Company seeks to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future. The Company has established asbestos and environmental reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years.

Intangible assets, other than goodwill, were fully amortized as of June 30, 2003. For the nine months ended September 30, 2003, amortization of intangible assets was $4.1 million compared to $8.1 million for the same period of 2002.

Interest expense was $13.7 million for the third quarter of 2003 compared to $10.1 million for the same period of 2002. For the nine month period ended September 30, 2003, interest expense was $38.8 million compared to $30.0 million for the same period last year. The increase in both periods is primarily due to the Company’s 2003 issuance of $250 million of 6.80% unsecured senior notes, due February 15, 2013. A portion of the net proceeds was used to repay $175 million outstanding under the Company’s $300 million revolving credit facility. During the third quarter of 2003, the Company replaced the existing facility with a new revolving credit facility providing $220 million of capacity. This facility expires December 2006.

For the third quarter and nine months ended September 30, 2003, the Company’s effective tax rate was 33% compared to 36% for the third quarter and nine month period of 2002. The decrease was primarily due to the elimination during 2002 of non-deductible interest expense as a result of the exchange of previously issued 7.0% and 7.2% senior notes of Markel International Limited, a wholly-owned subsidiary, for newly issued 7.0% and 7.2% senior notes of the Company. During 2003, the Company also increased investment allocations to tax exempt securities.

Comprehensive loss was $27.7 million for the third quarter of 2003 compared to comprehensive income of $7.4 million for the same period of 2002. The comprehensive loss for the third quarter of 2003 was primarily due to lower net income as a result of reserve increases and a decrease in the market value of the Company’s investment portfolio partially offset by more favorable currency translation adjustments compared to 2002. For the nine months ended September 30, 2003, comprehensive income was $142.1 million compared to $49.3 million in 2002. The improvement was primarily due to a significant increase in the market value of the Company’s investment portfolio and higher net income for the nine months ended September 30, 2003 compared to 2002. Comprehensive loss for the third quarter of 2003 included $2.8 million of losses from currency translation adjustments, net of taxes, compared to losses of $12.1 million for the same period of 2002. For the nine months ended September 30, 2003, gains from currency translation adjustments, net of taxes, were $4.0 million compared to losses of $8.8 million for the same period of 2002. The Company attempts to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition as of September 30, 2003

At September 30, 2003, the Company’s investment portfolio increased 16% to $5.0 billion from $4.3 billion at December 31, 2002. The Company reported net unrealized gains, net of taxes, on its fixed maturity and equity investments of $238.6 million at September 30, 2003 compared to $179.2 million at December 31, 2002. Equity securities were $805.1 million, or 16% of the total investment portfolio, at September 30, 2003 compared to $550.9 million, or 13%, at December 31, 2002.

For the nine month period ended September 30, 2003, the Company reported net cash provided by operating activities of $450.8 million, compared to $363.0 million for the same period in 2002. The increase in cash provided by operations was primarily due to increased cash flows due to growth in gross premium volume and continued underwriting profitability in the Company’s U.S. operations and positive operating cash flows in the Company’s international operations during 2003.

For the nine month period ended September 30, 2003, the Company reported net cash used by investing activities of $597.6 million compared to $241.5 million in 2002. The increased use of cash for investing activities during 2003 was primarily due to the allocation of increased operating cash flows to the Company’s investment portfolio.

For the nine month period ended September 30, 2003, the Company reported net cash provided by financing activities of $73.1 million compared to net cash used by financing activities of $2.7 million in 2002. The net cash provided by financing activities during the nine month period ended September 30, 2003 was primarily the result of the debt issuances during the first and second quarters of 2003 partially offset by the repayment of the outstanding balance under the Company’s revolving credit facility.

On November 1, 2003, the Company’s $67 million of outstanding 7.25% unsecured senior notes matured. The Company drew against its revolving credit facility to fund the obligation.

During the fourth quarter of 2003, the Company anticipates contributing approximately $35 million of additional capital to the London Insurance Market segment to support operations. Additionally, holders may require the Company to repurchase up to $89 million of its convertible notes payable on June 5, 2004. See note 6 to the consolidated financial statements for further discussion of the Company’s convertible notes payable. The Company has access to various capital sources including holding company investments and cash, undrawn capacity under its revolving credit facility and access to the debt and equity capital markets. Management believes the Company has sufficient liquidity to meet its capital needs.

Shareholders’ equity at September 30, 2003 was $1.3 billion compared to $1.2 billion at December 31, 2002. Book value per common share was $132.24 at September 30, 2003, compared to $117.89 at December 31, 2002. The 2003 increase was primarily the result of $78.8 million of net income and a $59.4 million increase in net unrealized investment gains, net of taxes, during the nine months ended September 30, 2003.

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

The Company’s market risks at September 30, 2003 have not materially changed from those identified at December 31, 2002.

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

During the third quarter of 2003, the Company implemented a new general ledger accounting software package for its U.S. operations. While the Company does not believe that its previous system had any significant deficiencies or maternal weaknesses the new software provides opportunities for greater efficiency in the Company’s business unit, segment and consolidated reporting process. There have been no other changes in the Company’s process or system of internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding the Company’s business, estimates and management assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things,

•	The impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	The occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry;

•	The Company’s anticipated premium growth and anticipated improvements in underwriting profitability are based on current knowledge and assume no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	The Company is legally required to offer terrorism insurance and has attempted to manage its exposure.

However, in the event of a covered terrorist attack, the Company could sustain material losses;

•	Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	Industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	The Company’s review of claims processes at the Investors Brokered Excess and Surplus Line unit is ongoing;

•	The Company continues to closely monitor discontinued lines and reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges;

•	Regulatory actions can impede the Company’s ability to charge adequate rates and efficiently allocate capital; and

•	Economic conditions, interest rates and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b)	On July 30, 2003, the Company filed a report on Form 8-K furnishing under Item 7 and Item 12 a copy of the Company’s press release announcing second quarter 2003 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November, 2003.

The Company

By	/s/ ALAN I. KIRSHNER
Alan I. Kirshner
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	/s/ ANTHONY F. MARKEL
Anthony F. Markel
President
(Principal Operating Officer)

By	/s/ STEVEN A. MARKEL
Steven A. Markel
Vice Chairman

By	/s/ DARRELL D. MARTIN
Darrell D. Martin
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Number	Description
3(i)	Amended and Restated Articles of Incorporation, as amended (3.1)a

3(ii)	Bylaws, as amended (4.2)b

4	Credit Agreement dated September 30, 2003, among Markel Corporation, the lenders named therein and SunTrust Bank, as Administrative Agent

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2003 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

10.1	Description of Amendment to Executive Bonus Plan

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated August 5, 2003.