Form 10-K
period 2003-12-31
MARKEL CORP
filed 2004-03-15
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

Commission File Number 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

A Virginia Corporation	54-1959284
IRS Employer Identification No.

4521 Highwoods Parkway, Glen Allen, Virginia	23060-6148
(Address of principal executive offices)	(Zip code)

Telephone (804) 747-0136

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value New York Stock Exchange

(title and class and name of the exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates as of June 30, 2003 was approximately $2,151,556,608.

The number of shares of the registrant’s Common Stock outstanding at February 25, 2004: 9,855,410.

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2004, referred to in Part III.

Index and Cross References-Form 10-K

Annual Report

Item No.		Page

Part I

1.	Business	10-29, 98-99

1a.	Executive Officers of the Registrant	100

2.	Properties (note 5)	45

3.	Legal Proceedings (note 15)	60

4.	Submission of Matters to a Vote of Security Holders	NONE

Part II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters	70,98

6.	Selected Financial Data	30-31

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	71-97

7a.	Quantitative and Qualitative Disclosures About Market Risk	91-95

8.	Financial Statements and Supplementary Data

	The response to this item is submitted in Item 15 and on page 70.

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	NONE

9a.	Controls and Procedures	96

Part III

10.	Directors and Executive Officers of the Registrant*	100

	Code of Conduct	99

11.	Executive Compensation*

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

13.	Certain Relationships and Related Transactions*

14.	Principal Accountant Fees and Services*

*  Portions of Item Number 10 and Items Number 11, 12, 13 and 14 will be incorporated by reference from the Registrant’s 2004 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	a. Documents filed as part of this Form 10-K

	(1) Financial Statements

	Consolidated Balance Sheets at December 31, 2003 and 2002	32

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002, and 2001	33

	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001	34

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001	35

	Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002, and 2001	36-68

	Independent Auditors’ Report	69

	(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements.

	(3) See Index to Exhibits for a list of Exhibits filed as part of this report

	b. Reports on Form 8-K. The Registrant filed reports on Form 8-K dated October 21, 2003 and October 28, 2003 reporting under Items 7 and 12.

	c. See Index to Exhibits and Item 15a(3)

	d. See Index to Financial Statements and Item 15a(2)

101

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW

We sell specialty insurance products and programs to a variety of niche markets and believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by reason of our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value.

Specialty Insurance

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for hard-to-place risks that do not fit the underwriting criteria of the standard carriers. For example, United States insurance regulations generally require an Excess and Surplus Lines (E&S) risk to be declined by three admitted carriers before an E&S company may write the risk. Hard-to-place risks written in the Specialty Admitted Market include insureds engaged in similar, but highly specialized activities, who require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. Hard-to-place risks in the London Market are generally distinguishable from standard risks due to the complexity or significant size of the risk.

Competition in the specialty insurance market tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher perceived insurance risks than their standard market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our chosen markets. Most of our risks are considered on an individual basis where customized forms and tailored solutions are employed.

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings. Examples of niche markets that we have targeted include: wind and earthquake exposed commercial properties, liability coverage for highly specialized professionals, horse mortality and other horse related risks, personal watercraft, high-value motorcycles, aviation and energy related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the risk, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

Markets

Our eight underwriting units are focused on three specialty market segments. We have five underwriting units that compete in the E&S Market, two that compete in the Specialty Admitted Market and one that competes in the London Market. See note 18 of the notes to consolidated financial statements for additional segment reporting disclosures.

The E&S Market focuses on hard-to-place risks and risks that admitted insurers specifically refuse to write. E&S eligibility allows our insurance subsidiaries to underwrite unique risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. In 2002, the E&S Market represented approximately $26 billion, or 6% of the $407 billion United States property and casualty (P&C) industry.(1)

We are the third largest domestic E&S writer in the United States as measured by direct premium writings.(1) Five of our underwriting units, Essex Excess and Surplus Lines, Shand Professional/Products Liability, Investors Brokered Excess and Surplus Lines, Markel Southwest Underwriters and Markel Re (formed January 1, 2003) write in the E&S Market. In 2003, we wrote $1.5 billion of E&S business in our Excess and Surplus Lines segment.

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

Two of our underwriting units, Markel Specialty Program Insurance and Markel American Specialty Personal and Commercial Lines, write in the Specialty Admitted Market. In 2003, we wrote $271 million of specialty admitted business.

The London Market, which produced approximately $37 billion of gross written premium in 2002, is the largest insurance market in Europe and third largest in the world.(2) The London Market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London Market is also largely a subscription market, which means that risks brought into the market are typically insured by more than one insurance company or Lloyd’s syndicate, often due to the high limits of insurance coverage required. We write business on both a direct and subscription basis in the London Market. When we write business in the subscription market, we prefer to participate primarily as lead underwriter in order to control underwriting terms and conditions.

Gross premium written through Lloyd’s accounts for approximately one-half of the London Market’s international insurance business, making Lloyd’s the world’s second largest commercial insurer and sixth largest reinsurer.(3) Beginning with the 1994 year of account, Lloyd’s began to allow corporate entities to become capital providers. This source of capital has grown steadily and represented approximately 87% of total underwriting capacity in 2003.(4) Corporate capital providers often provide a majority of all of a syndicate’s capacity and also often own or control the syndicate’s managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results.

We participate in the London Market through Markel International which includes Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Syndicate Management Limited (Markel Syndicate Management) manages our syndicate at Lloyd’s, Markel Syndicate 3000. In 2003, we wrote $738 million of business in the London Market.

Approximately 25% of our 2003 premium writings were foreign risks (i.e., coverage for risks located outside of the United States). Approximately 40% of our 2003 premium writings from foreign risks were from the United Kingdom. In 2002, approximately 23% of our premium writings were foreign risks, of which approximately 39% related to the United Kingdom. For 2001, approximately 32% of our

(1)	Excess & Surplus 2003, A.M. Best Special Report (September 2003).

(2)	International Financial Markets in the UK, International Financial Services of London (November 2003).

(3)	The Lloyd’s Market in 2003, Guy Carpenter & Company Ltd.

(4)	Standard & Poor’s Ratings of the Lloyd’s Market, Standard & Poor’s (September 2003).

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

premium writings were foreign risks, of which approximately 40% related to the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on our expertise. This expertise is our principal means of competition. We offer over 90 major product lines. Each of these products has its own distinct competitive environment. With each of our products, we seek to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

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

During 2000, the Company began to experience what is commonly referred to within the insurance industry as a hard market. A hard insurance market is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Premium rates continued to increase as a result of significant insured losses from the terrorist attacks of September 11, 2001. During 2003, we continued to achieve rate increases in most product lines compared to the prior year; however, rate increases have begun to slow and, in certain lines of business, rates have declined. Lines of business that have experienced rate declines include large direct and reinsurance property accounts, aviation and marine war accounts. While it is not anticipated that rates will continue to increase at the same pace the P&C industry has experienced during the last three years, we are committed to maintaining adequate pricing and will not sacrifice our goal of underwriting profitability in order to maintain premium growth. As a result, premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Underwriting Philosophy

By focusing on market niches where we have underwriting expertise, we seek to earn consistent underwriting profits. Underwriting profits are a key component of our strategy. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. We use underwriting profit or loss as a basis of evaluating our underwriting performance.

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2003, our combined ratio was 99%. See Management’s Discussion & Analysis of Financial Condition and Results of Operations for a further discussion of our underwriting results. Beginning in 2000, our combined ratio has included the underwriting results of Markel International which was acquired in March 2000. The combined ratio for the continuing business of Markel International has steadily improved and the London underwriting divisions continue to work towards our goal of underwriting profitability.

The following graph shows our combined ratio on a U.S. GAAP basis as compared to the P&C industry for the past five years:

The Underwriting Segments

We define our underwriting segments based on the areas of the specialty insurance market in which we compete. We have five underwriting units that compete in the Excess and Surplus Lines Market, two that compete in the Specialty Admitted Market and one that competes in the London Market.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. These lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Excess and Surplus Lines Segment

During 2003, our Excess and Surplus Lines segment reported gross premium volume of $1.5 billion, earned premiums of $1.0 billion and an underwriting profit of $108.2 million. See note 18 of the notes to consolidated financial statements for a reconciliation of underwriting profit to pretax income and for additional segment reporting disclosures.

In the E&S Market, we write business through the following five units: Essex Excess and Surplus Lines; Shand Professional/Products Liability; Investors Brokered Excess and Surplus Lines; Markel Southwest Underwriters and beginning in 2003, Markel Re.

Essex Excess and Surplus Lines. The Essex Excess and Surplus Lines unit (Essex E&S unit) writes a variety of coverages focusing on light-to-medium casualty exposures for businesses such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The Essex E&S unit also writes property insurance on classes of business ranging from small, single-location risks to large, multi-state, multi-location risks. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages. In addition, the Essex E&S unit offers coverages for highly exposed property risks on both an excess and primary basis, including earthquake and wind, through its Essex Special Property (ESP) division. These risks are typically larger and are of a low frequency/high severity nature.

The Essex E&S unit’s inland marine facility provides coverages for risks that include motor truck cargo, warehouseman’s legal liability, builder’s risk and contractor’s equipment. The ocean marine facility writes risks that include marinas, hull coverage, cargo and builder’s risk for yacht manufacturers. The special transportation division focuses on physical damage coverage for all types of commercial vehicles such as trucks, buses and high-value automobiles. The railroad division writes all risk property coverages on railroad cars including shortline and regional railroads, tourist and scenic railroads, modern commuter rail and light rail, leased railroad equipment and railroad equipment owned by non-railroad companies.

Most of the Essex E&S unit’s business is generated by approximately 180 professional surplus lines general agents who have limited quoting and binding authority. ESP, brokerage inland marine and ocean marine produce business on a brokerage basis through approximately 260 wholesale brokers. The Essex E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The Essex E&S unit writes the majority of its business in Essex Insurance Company (Essex). Essex is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

Shand Professional/Products Liability. The primary focus of the Shand Professional/Products Liability unit is tailored coverages that offer unique solutions for highly specialized professions. These include medical malpractice for physicians and allied healthcare risks, and professional liability for lawyers, architects and engineers, agents and brokers and management consultants. Specified professions errors and omissions coverage is targeted to start-up companies, small businesses and emerging technologies. Special risks include claims-made products liability coverage focused on new business products and technology. In addition, the Shand Professional/Products Liability unit offers not-for-profit directors’ and officers’ liability and employment practices liability (EPL) coverage. The unit also provides EPL clients a full menu of loss prevention programs offering consultation services which can be accessed through telephone inquiry, the Internet and live seminars across the United States.

Business is written nationwide and is developed through approximately 320 wholesale brokers. The Shand Professional/Products Liability unit writes the majority of its business in Evanston Insurance Company (EIC). EIC is admitted in Illinois and is eligible to write E&S insurance in 48 states and the District of Columbia. Admitted programs for some of these coverages are written either in Markel Insurance Company (MIC) or Markel American Insurance Company (MAIC).

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Investors Brokered Excess and Surplus Lines. The Investors Brokered E&S unit is comprised of the following divisions: primary casualty, property, excess and umbrella and environmental. The primary casualty division’s areas of expertise are hard-to-place, large general liability and products liability accounts. The majority of the general liability book of business is comprised of coverages for commercial and residential contractors. The division also specializes in writing manufacturing accounts with heavy products liability exposures. The property division focuses on monoline property and package coverages for mercantile, industrial, habitational and builders’ risk exposures. The excess and umbrella division provides coverage primarily for medium to large commercial insureds. The environmental division offers environmental professional liability, contractors’ pollution liability and site-specific environmental impairment liability coverages. The unit operates through approximately 200 wholesale brokers and writes the majority of its business in EIC.

Markel Southwest Underwriters. Markel Southwest Underwriters (MSU) writes a variety of commercial casualty and property coverages using underwriting guidelines that are modeled after those used by the Essex E&S unit. MSU’s business is concentrated in the western, southwestern and southeastern United States. Casualty coverages consist of light-to-medium casualty exposures including artisan contractors, habitational risks, office buildings, light manufacturing operations and vacant properties. MSU also writes property insurance on classes of business ranging from small, single location risks to large, multi-state, multi-location risks. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages.

Most of MSU’s business is generated by approximately 80 contracted professional surplus lines general agents who have limited quoting and binding authority. MSU seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The majority of its business is written in EIC.

Markel Re. Markel Re began writing business in the second quarter of 2003, concentrating on direct excess and umbrella risks and casualty facultative reinsurance in the E&S Market. Facultative placements have all of the characteristics that we value in our underwriting units including control of individual risk selection and pricing. During the third quarter of 2003, Markel Re formed Specialized Markel Alternative Risk Transfer (SMART) as a specialty niche facility for alternative risk transfer business. Using targeted production sources, Markel Re will use this facility to provide innovative solutions and quality products to buyers who commit significant resources to assuming insurance risk.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $270.6 million, earned premiums of $235.3 million and an underwriting profit of $23.1 million in 2003. See note 18 of the notes to consolidated financial statements for a reconciliation of underwriting profit to pretax income and for additional segment reporting disclosures.

In the Specialty Admitted Market, we write business through the Markel Specialty Program Insurance and the Markel American Specialty Personal and Commercial Lines units.

Markel Specialty Program Insurance. Markel Specialty Program Insurance focuses on providing total insurance programs for businesses engaged in similar but highly specialized activities. These activities typically do not fit the risk profiles of standard insurers which makes complete coverage difficult to obtain from a single insurer.

The Markel Specialty Program Insurance unit is organized into four product areas that concentrate on particular markets and customer groups. The Property and Casualty division writes commercial coverages for youth and recreation oriented organizations, such as children’s summer camps, conference centers, YM/YWCAs, Boys and Girls Clubs, child care centers, nursery, private and Montessori schools and gymnastics, martial arts and dance schools. This division also writes commercial coverages for social service organizations, garages, gas stations, used car dealers and moving and storage operations. The Agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage and property and liability coverages for horse farms and boarding, breeding and training facilities. The Accident and Health division writes liability and accident insurance for sports organizations and accident and medical insurance for colleges, universities and private schools. The Markel Risk Solutions facility works with select retail producers on a national basis to provide admitted market solutions to accounts facing difficulty in the standard marketplace. Accounts of various classes and sizes are written with emphasis placed on individual risk underwriting and pricing.

The majority of Markel Specialty Program Insurance business is produced by approximately 3,500 retail insurance agents. Management grants very limited underwriting authority to a few carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Markel Specialty Program Insurance is underwritten by MIC. MIC is licensed to write P&C insurance in all 50 states, including its state of domicile, Illinois, and the District of Columbia.

Markel American Specialty Personal and Commercial Lines. Markel American Specialty Personal and Commercial Lines offers its insurance products in niche markets that are overlooked by large admitted carriers and focuses its underwriting on watercraft and commercial marine, yacht, motorcycle and property coverages. The watercraft program markets personal lines insurance coverage for personal watercraft, older boats and high performance boats; while small fishing ventures and small boat rentals are the focus of the commercial marine program. The yacht program is designed for experienced owners of moderately priced yachts. The motorcycle program’s target market is mature riders of high-valued bikes. The property program provides coverage for dwellings which do not qualify for standard homeowners coverage.

Markel American Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets. The unit distributes the watercraft, yacht and property products through wholesale and retail producers. The motorcycle program is marketed directly to the consumer, using direct mail, Internet and telephone promotions as well as relationships with various motorcycle manufacturers, dealers and associations. The Markel American Specialty Personal and Commercial Lines unit writes the majority of its business in MAIC. MAIC is licensed to write P&C business in 49 states, including its state of domicile, Virginia, and the District of Columbia.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

London Insurance Market Segment

The underwriting operations in our London Insurance Market segment are aligned along product lines into six underwriting divisions as follows:

•	Aviation

•	Marine and Energy

•	Non-Marine Property

•	Professional Indemnity

•	Retail

•	Specialty

To better serve our customers’ needs, these six underwriting divisions have the ability to write business through either MIICL or Markel Syndicate 3000. We write specialty property, casualty, marine and aviation insurance on a direct and reinsurance basis. We take a service-oriented approach to underwriting these complex and unique risks. Business is written world-wide with approximately 19% of writings coming from the United States.

During 2003, our London Insurance Market segment reported gross premium volume of $738.4 million, earned premiums of $575.1 million and an underwriting loss of $25.2 million. See note 18 of the notes to consolidated financial statements for a reconciliation of underwriting profit (loss) to pretax income and for additional segment reporting disclosures.

Aviation. The Aviation underwriting division offers three categories of aviation-related coverage: airlines, non-airlines and aviation products. Airlines coverage is provided for regional/commuter aircraft which carry in excess of 60 passengers and larger cargo aircraft. Non-airlines coverage is provided for fixed wing and rotary wing operators with preference given to fleet operators. Aviation products coverage is provided for manufacturers of non-critical aircraft components, small airports, light maintenance facilities and regional catering operations. Aviation business is written on a world-wide basis, limiting exposure in the United States.

Marine and Energy. The Marine and Energy division underwrites a portfolio of coverages for cargo, energy, hull, liability, protection and indemnity, war and specie risks. The cargo account is an international transit-based book covering many types of cargo. The energy account includes all aspects of oil and gas activities. Coverage includes, but is not limited to, property damage, business interruption and oil well control. The hull account covers physical damage to ocean-going tonnage. Also offered are coverages for high-valued yachts and mortgagee’s interest. The liability account provides coverage for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators and ship repairers. The protection and indemnity account provides a fixed premium facility for owners, managers and charterers of commercial ships. The war account covers the hulls of ships and aircraft, and other related interests, against war and associated perils. The specie account includes coverage for fine art on exhibit and in private collections, securities, bullion, precious metals, cash in transit and jewelry.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Non-Marine Property. The Non-Marine Property division writes property and liability business on a world-wide basis providing coverage for a wide range of insureds. Property coverage ranges from fire to catastrophe perils such as earthquake and wind storm. Business written is divided into three market categories: open market (world-wide excluding the United Kingdom and Europe), delegated authority, and United Kingdom and Europe. The open market account writes direct and facultative reinsurance coverage, frequently on an all risks basis, where coverage is not limited to specific named perils. The delegated authority account provides property and liability coverage including commercial property, homeowners, inland marine, auto physical damage and commercial general liability. The coverage provided by the delegated authority account is primarily written in the United States. Brokers underwriting this business on our behalf are closely monitored, frequently audited and must adhere to strict underwriting guidelines. The United Kingdom and Europe account writes personal lines and small commercial property business on both an open market and delegated authority basis with business being geographically limited to the United Kingdom and Europe.

Professional Indemnity. The Professional Indemnity division underwrites professional indemnity and directors’ and officers’ liability coverage. The professional indemnity account offers unique solutions in four main professional classes. Covered risks include miscellaneous professionals and consultants, construction professionals, financial service professionals and professional practices. The miscellaneous professionals and consultants class includes coverages for a wide range of professionals including management consultants, publishers, broadcasters, pension trustees and political officials. The construction class includes coverages for surveyors, engineers, architects and estate agents. The financial services class includes coverages for insurance brokers, insurance agents, financial consultants, stockbrokers, fund managers, venture capitalists and bankers. The professional practices class includes coverages for accountants and solicitors. The directors’ and officers’ liability account offers coverage to public, private and non-profit companies of all sizes on either an individual or blanket basis.

The Professional Indemnity division writes business on a world-wide basis, limiting exposure in the United States.

Retail. The Retail division has four branch offices in the United Kingdom, all of which offer a full range of professional liability products including professional indemnity, directors’ and officers’ liability and employment practices liability coverage. In addition, coverage is provided for small-to-medium sized commercial property risks on both a stand-alone and package basis. The branch offices provide insureds and brokers with direct access to decision-making underwriters who possess specialized knowledge of the local markets.

Specialty. The Specialty underwriting division (formerly referred to as the Reinsurance and Accident division) provides property treaty reinsurance including excess of loss, stop loss, aggregate excess and proportional coverage. A significant portion of the division’s excess of loss catastrophe and per risk treaty business comes from the United States and risk is balanced by international property treaties. The Specialty division also offers direct coverage for a number of specialist classes including financial institutions, contingency and other special risks. Coverages include bankers blanket bond, computer crime, commercial fidelity, event cancellation, non-appearance and prize indemnity.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

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

As we have acquired insurance operations, we have reviewed the use of reinsurance and existing reinsurance agreements and have attempted to commute or reassume risks where appropriate. We have also exited programs and products which require large amounts of reinsurance protection and have substantially reduced the limits of coverage offered on most of our ongoing products so that the need to purchase reinsurance is reduced.

The following table displays our ten largest reinsurers by group and balances recoverable at December 31, 2003. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. These ten reinsurance groups represent approximately 60% of our $1.8 billion reinsurance recoverable.

Reinsurers	A.M. Best Rating		Reinsurance Recoverable
			(dollars in thousands)
Munich Re Group	A+		$223,823
Lloyd’s of London	A-		162,498
XL Capital Group	A+		142,229
Odyssey Reinsurance Group	A		93,910
Equitas	NR	(1)	88,314
Swiss Reinsurance Group	A+		85,835
GE Global Group	A		78,453
Berkshire Hathaway Group	A++		65,473
White Mountains Insurance Group	A		63,472
Trenwick Group	NR	(2)	58,511

Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers			1,062,518

Total reinsurance recoverable on paid and unpaid losses			$1,770,607	(3)

(1)	NR-Not Rated. Equitas is a reinsurance company that was formed by Lloyd’s to reinsure the 1992 and prior losses of Lloyd’s syndicates. Equitas has significant exposure to asbestos and environmental losses. As a result of financial uncertainty created by this exposure, Equitas is not rated by any recognized rating agencies. At December 31, 2003, we did not have an allowance for reinsurance bad debt related to Equitas. To evaluate if an allowance was necessary, we considered, among other things, Equitas’ published financial information, reports from rating agencies and the possibility of offsetting balances Equitas owes us with balances we owe Equitas. We believe we have the right to offset balances. However, our ability to offset balances could be subject to challenge and, if successfully challenged, could result in adverse development.

(2)	During 2003, Trenwick Group Ltd. and certain of its non-insurance subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code and A.M. Best withdrew its ratings. At December 31, 2003, we held security of approximately $41.5 million from various companies within the Trenwick Group.

(3)	Amount includes $1.5 million and $121.3 million for reinsurance recoverable on paid and unpaid losses, respectively, related to the terrorist attacks of September 11, 2001.

Reinsurance recoverable balances for the ten largest reinsurers are shown before consideration of balances owed to reinsurers and any potential rights of offset, any collateral held by us and allowances for bad debts.

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

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Investments

Our business strategy clearly recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately three quarters of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. We seek to invest in companies with solid business plans, capable and honest management and the potential for appreciation. We seek to hold these investments over the long term. The investment portfolio is managed by company officers.

Total investment returns include items which impact net income, such as net investment income and realized gains or losses from the sales of investments, as well as changes in unrealized holding gains or losses, which do not impact net income. Our investment portfolio produced net investment income of $182.6 million and net realized gains of $45.0 million in 2003. During the year ended December 31, 2003, net unrealized gains on the investment portfolio increased by $91.6 million, net of tax. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. Our focus on long-term total investment returns results in variability in the level of realized and unrealized investment gains or losses from one period to the next.

The ultimate success of our investment strategy is best analyzed from the review of total investment returns over several years. The following table presents taxable equivalent total returns before and after the effects of foreign currency movements:

ANNUAL TAXABLE EQUIVALENT TOTAL RETURNS

	Years Ended December 31,					Weighted Average Five Year Annual Return	Weighted Average Ten Year Annual Return
	1999	2000	2001	2002	2003
Equities	(10.3%)	26.4%	16.9%	(8.8%)	31.0%	13.2%	15.1%
Fixed maturities	0.9%	10.5%	7.7%	9.8%	4.5%	7.0%	7.2%
Total portfolio	(1.3%)	12.4%	8.8%	7.0%	8.3%	7.8%	8.2%
Total portfolio, after foreign currency effect	(1.3%)	11.6%	8.4%	8.3%	10.5%	8.5%	8.7%

Ending portfolio balance (in millions)	$1,625	$3,136	$3,591	$4,314	$5,350

Taxable equivalent total return provides a measure of investment performance which considers the yield of both taxable and tax-exempt investments on an equivalent basis.

Our disciplined, value-oriented investment approach generated solid investment results in 2003, and over the long term, as evidenced by the previous table.

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

The following chart shows our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2003:

Shareholder Value

Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, we assess our effectiveness in building shareholder value through the measurement of growth in book value per share. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We recognize that it may be difficult to grow book value consistently each year, so we measure ourselves over a longer period of time. Our objective is to grow book value per share by an annual compound growth rate of 20%, measured over a five year period. For the year ended December 31, 2003, book value per share increased 19% primarily due to net income of $123.5 million and $91.6 million of increases in net unrealized gains, net of taxes. For the year ended December 31, 2002, book value per share increased 7% primarily due to 2002 net income of $75.3 million. Over the past five years, we have grown book value per share at a compound annual rate of 13% to $140.38 per share. Excluding the effect of 1.8 million common shares issued in 2000 to

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

acquire Markel International and 2.5 million common shares issued in the 2001 equity offerings, book value per share grew at a compound annual rate of 7% over the past five years. The following graph presents the Company’s book value per share for the past five years:

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

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2003, our United States insurance subsidiaries could pay up to $126.4 million during the following 12 months under the ordinary dividend regulations without prior regulatory approval.

United Kingdom and Lloyd’s Regulation. With the enactment of the Financial Services and Markets Act, the United Kingdom government authorized the Financial Services Authority (FSA) to supervise all securities, banking and insurance businesses, including Lloyd’s. The FSA oversees compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. Both MIICL and Markel Syndicate Management are authorized and regulated by the FSA. We are required to provide 14 days advance notice to the FSA for any dividends from MIICL.

In addition, both Markel Capital and Markel Syndicate Management are subject to regulation and supervision by the Council of Lloyd’s (the Council). The Council prescribes, in respect of each business, certain minimum standards relating to management and control, solvency, risk-based capital and various other requirements. On January 1, 2003, the Council delegated certain of these responsibilities to the newly formed Lloyd’s Franchise Board. Markel Syndicate Management’s annual business plan must be reviewed and approved by the Lloyd’s Franchise Board before it can participate in a new year of account at Lloyd’s.

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

Best has assigned our United States insurance subsidiaries a group rating of “A” (excellent). During 2003, Best upgraded the FSR for MIICL, our London based insurance subsidiary, to “A-” (excellent) from “B++” (very good) and assigned a rating of “A-” (excellent) to Markel Syndicate 3000, our syndicate at Lloyd’s.

In addition to Best, our United States insurance subsidiaries are rated “A” (high) by Fitch, an independent rating agency. MIICL has been assigned a FSR of “A-” (high) by Fitch.

Associates

At December 31, 2003, we had 1,759 employees, six of whom were executive officers.

As a service organization, our continued profitability and growth are dependent upon the talent and enthusiasm our associates bring to their jobs. We have structured incentive compensation plans and stock purchase plans to encourage associates to achieve corporate objectives and think and act like owners. Associates are offered many opportunities to become shareholders. Associates eligible to participate in the Company’s 401(k) plan receive one-third of our contribution in Markel stock and may purchase stock with their own contributions. Stock may be acquired through a payroll deduction plan, and associates (other than executive officers and directors as required by the Sarbanes-Oxley Act) are given the opportunity to purchase stock with loans financed by us with a partially subsidized interest rate. Under our incentive compensation plans, associates may earn a meaningful bonus based on individual and company performance. At December 31, 2003, we estimate associates’ ownership, including executive officers and directors, at approximately 15% of our outstanding shares. We believe that employee stock ownership and rewarding value-added performance align associates’ interests with the interests of non-employee shareholders.

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1, 2)

	2003	2002	2001
RESULTS OF OPERATIONS
Earned premiums	$1,864	$1,549	$1,207
Net investment income	183	170	171
Total operating revenues	2,092	1,770	1,397
Net income (loss)	123	75	(126)
Comprehensive income (loss)	222	73	(77)
Net income (loss) per diluted share	$12.52	$7.65	$(14.73)

FINANCIAL POSITION
Total investments and cash	$5,350	$4,314	$3,591
Total assets	8,532	7,409	6,441
Unpaid losses and loss adjustment expenses	4,930	4,367	3,700
Convertible notes payable	91	86	116
Senior long-term debt	522	404	265
8.71% Junior Subordinated Debentures	150	150	150
Shareholders’ equity	1,382	1,159	1,085
Common shares outstanding (at year end, in thousands)	9,847	9,832	9,820

OPERATING PERFORMANCE MEASURES AND OTHER (1, 2, 3)

OPERATING DATA PER DILUTED SHARE AND OTHER
Core operations (3)	$9.82	$4.98	$(13.13)
Net realized gains (losses)	2.97	3.37	1.52
Nonrecurring items	—	—	—
Amortization of intangible assets	(0.27)	(0.70)	(3.12)

Net income (loss)	$12.52	$7.65	$(14.73)

Book value per common shares outstanding	$140.38	$117.89	$110.50
Growth (decline) in book value	19%	7%	8%
5-Year CAGR in book value (4)	13%	13%	18%
Closing stock price	$253.51	$205.50	$179.65

RATIO ANALYSIS
U.S. GAAP combined ratio (5)	99%	103%	124%
Investment yield (6)	4%	4%	5%
Taxable equivalent total investment return (7)	11%	8%	8%
Investment leverage (8)	3.9	3.7	3.3
Debt to total capital (Junior Subordinated Debentures as debt)	36%	36%	33%
Debt to total capital (Junior Subordinated Debentures as equity)(9)	29%	27%	24%

(1)	Reflects the acquisitions of Gryphon Holding Inc. (January 15, 1999) and Terra Nova (Bermuda) Holdings Ltd. (March 24, 2000) using the purchase method of accounting. Terra Nova (Bermuda) Holdings Ltd. was acquired in part by the issuance of 1.8 million common shares. The Company also issued 2.5 million common shares with net proceeds of $408 million in 2001.

(2)	In accordance with the provisions of Financial Accounting Standards Board Statement No. 142, the Company discontinued the amortization of goodwill as of January 1, 2002.

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

2000	1999	1998	1997	1996	1995	1994	10-Year CAGR (4)

$939	$437	$333	$333	$307	$285	$243	25%
154	88	71	69	51	43	29	23%
1,094	524	426	419	367	344	280	24%
(28)	41	57	50	47	34	19	—
81	(40)	68	92	56	75	(10)	—
$(3.99)	$7.20	$10.17	$8.92	$8.30	$6.15	$3.33	—

$3,136	$1,625	$1,483	$1,410	$1,142	$927	$622	24%
5,473	2,455	1,921	1,870	1,605	1,315	1,103	22%
3,037	1,344	934	971	936	734	653	22%
—	—	—	—	—	—	—	—
573	168	93	93	115	107	101	—
150	150	150	150	—	—	—	—
752	383	425	357	268	213	139	25%
7,331	5,590	5,522	5,474	5,458	5,422	5,387	—

$(2.31)	$8.17	$8.10	$7.43	$6.03	$5.15	$3.77	—
0.14	(0.10)	2.37	1.82	0.58	1.39	0.45	—
1.16	—	—	—	2.05	—	—	—
(2.98)	(0.87)	(0.30)	(0.33)	(0.36)	(0.39)	(0.89)	—

$(3.99)	$7.20	$10.17	$8.92	$8.30	$6.15	$3.33	—

$102.63	$68.59	$77.02	$65.18	$49.16	$39.37	$25.71	18%
50%	(11%)	18%	33%	25%	53%	(8%)	—
21%	22%	23%	26%	26%	31%	17%	—
$181.00	$155.00	$181.00	$156.13	$90.00	$75.50	$41.50	—

114%	101%	98%	99%	100%	99%	97%	—
6%	5%	5%	5%	5%	6%	5%	—
12%	(1%)	9%	13%	8%	16%	(1%)	—
4.2	4.2	3.5	4.0	4.3	4.3	4.5	—
49%	45%	36%	41%	30%	33%	42%	—
39%	24%	14%	16%	30%	33%	42%	—

profitability. The Company believes that core operations per diluted share provides meaningful information about the performance of its core underwriting and investing activities.

(4)	CAGR—compound annual growth rate.

(5)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(6)	Investment yield reflects net investment income as a percent of average invested assets.

(7)	Taxable equivalent total investment return includes net investment income, net realized investment gains or losses, the change in market value of the investment portfolio and the effect of foreign exchange movements during the period as a percentage of average invested assets. Tax-exempt interest and dividend payments are grossed up using the U.S. corporate tax rate to reflect an equivalent taxable yield.

(8)	Investment leverage represents total investments and cash divided by shareholders’ equity.

(9)	The 8.71% Junior Subordinated Debentures contain equity-like features including the Company’s option to defer interest payments for five years and a 49-year term. Due to these unique features and consistent with the terms of its revolving credit Sfacility, the Company considers the 8.71% Junior Subordinated Debentures as 100% equity for purposes of this calculation.

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $3,840,339 in 2003 and $3,119,814 in 2002)	$3,926,652	$3,251,186
Equity securities (cost of $638,445 in 2003 and $406,635 in 2002)	968,777	550,909
Short-term investments (estimated fair value approximates cost)	82,012	67,821

TOTAL INVESTMENTS, AVAILABLE-FOR-SALE	4,977,441	3,869,916

Cash and cash equivalents	372,511	444,236
Receivables	450,920	408,542
Reinsurance recoverable on unpaid losses	1,614,114	1,586,128
Reinsurance recoverable on paid losses	156,493	144,751
Deferred policy acquisition costs	200,284	150,547
Prepaid reinsurance premiums	213,403	219,665
Intangible assets	357,317	361,444
Other assets	189,750	223,331

TOTAL ASSETS	$8,532,233	$7,408,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$4,929,713	$4,366,803
Unearned premiums	1,060,188	937,364
Payables to insurance companies	150,159	122,191
Convertible notes payable (estimated fair value of $99,000 in 2003 and $89,000 in 2002)	90,601	86,109
Senior long-term debt (estimated fair value of $562,000 in 2003 and $415,000 in 2002)	521,510	404,384
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $153,000 in 2003 and $118,000 in 2002)	150,000	150,000
Other liabilities	247,783	182,598

TOTAL LIABILITIES	7,149,954	6,249,449

Shareholders’ equity
Common stock	737,356	736,246
Retained earnings	375,041	251,568
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $145,826 in 2003 and $96,476 in 2002	270,819	179,170
Cumulative translation adjustments, net of tax benefit of $505 in 2003 and $4,239 in 2002	(937)	(7,873)

TOTAL SHAREHOLDERS’ EQUITY	1,382,279	1,159,111
Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,532,233	$7,408,560

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2003	2002	2001
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,864,251	$1,549,016	$1,206,684
Net investment income	182,608	170,137	170,722
Net realized gains from investment sales	45,045	51,042	20,006

TOTAL OPERATING REVENUES	2,091,904	1,770,195	1,397,412

OPERATING EXPENSES
Losses and loss adjustment expenses	1,269,522	1,114,610	1,049,421
Underwriting, acquisition and insurance expenses	584,710	487,108	450,859
Amortization of intangible assets	4,127	10,684	30,683

TOTAL OPERATING EXPENSES	1,858,359	1,612,402	1,530,963

OPERATING INCOME (LOSS)	233,545	157,793	(133,551)

Interest expense	51,961	40,100	48,647

INCOME (LOSS) BEFORE INCOME TAXES	181,584	117,693	(182,198)
Income tax expense (benefit)	58,107	42,369	(56,481)

NET INCOME (LOSS)	$123,477	$75,324	$(125,717)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on securities, net of taxes
Net holding gains arising during the period	$120,928	$38,419	$62,695
Less reclassification adjustments for net gains included in net income (loss)	(29,279)	(33,177)	(13,003)

Net unrealized gains	91,649	5,242	49,692
Currency translation adjustments, net of taxes	6,936	(7,232)	(863)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	98,585	(1,990)	48,829

COMPREHENSIVE INCOME (LOSS)	$222,062	$73,334	$(76,888)

NET INCOME (LOSS) PER SHARE
Basic	$12.55	$7.67	$(14.73)
Diluted	$12.52	$7.65	$(14.73)

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Shareholders’ Equity at January 1, 2001	7,331	$325,914	$302,000	$124,458	$752,372
Net loss	—	—	(125,717)	—	(125,717)
Net unrealized holding gains arising during the period, net of taxes	—	—	—	49,692	49,692
Currency translation adjustments, net of taxes	—	—	—	(863)	(863)

Comprehensive loss					(76,888)
Issuance of common stock	2,501	409,655	—	—	409,655
Repurchase of common stock	(12)	—	(31)	—	(31)

Shareholders’ Equity at December 31, 2001	9,820	735,569	176,252	173,287	1,085,108
Net income	—	—	75,324	—	75,324
Net unrealized holding gains arising during the period, net of taxes	—	—	—	5,242	5,242
Currency translation adjustments, net of taxes	—	—	—	(7,232)	(7,232)

Comprehensive income					73,334
Issuance of common stock	14	677	—	—	677
Repurchase of common stock	(2)	—	(8)	—	(8)

Shareholders’ Equity at December 31, 2002	9,832	736,246	251,568	171,297	1,159,111
Net income	—	—	123,477	—	123,477
Net unrealized holding gains arising during the period, net of taxes	—	—	—	91,649	91,649
Currency translation adjustments, net of taxes	—	—	—	6,936	6,936

Comprehensive income					222,062
Issuance of common stock	15	1,110	—	—	1,110
Repurchase of common stock	—	—	(4)	—	(4)

SHAREHOLDERS’ EQUITY AT DECEMBER 31, 2003	9,847	$737,356	$375,041	$269,882	$1,382,279

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$123,477	$75,324	$(125,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Deferred income tax benefit	(13,221)	(3,467)	(76,201)
Depreciation and amortization	39,264	28,231	41,913
Net realized gains from investment sales	(45,045)	(51,042)	(20,006)
Decrease (increase) in receivables	(42,378)	(36,466)	11,086
Increase in deferred policy acquisition costs	(49,737)	(9,840)	(10,063)
Increase in unpaid losses and loss adjustment expenses, net	523,182	504,963	198,388
Increase in unearned premiums, net	129,086	81,023	74,285
Increase (decrease) in payables to insurance companies	27,968	(47,379)	31,328
Other	(61,146)	(33,980)	39,453

NET CASH PROVIDED BY OPERATING ACTIVITIES	631,450	507,367	164,466

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	4,190,594	2,214,265	914,082
Proceeds from maturities, calls and prepayments of fixed maturities	249,023	98,838	136,685
Cost of fixed maturities and equity securities purchased	(5,236,580)	(2,755,802)	(1,382,792)
Net change in short-term investments	(14,191)	(3,030)	15,919
Additions to property and equipment	(7,908)	(14,552)	(8,510)
Other	(488)	(1,961)	(3,877)

NET CASH USED BY INVESTING ACTIVITIES	(819,550)	(462,242)	(328,493)

FINANCING ACTIVITIES
Additions to senior long-term debt and convertible notes payable	357,282	270,000	147,943
Repayments and repurchases of senior long-term debt and convertible notes payable	(242,013)	(167,833)	(344,786)
Issuance of common stock	—	—	407,532
Other	1,106	163	(201)

NET CASH PROVIDED BY FINANCING ACTIVITIES	116,375	102,330	210,488

Increase (decrease) in cash and cash equivalents	(71,725)	147,455	46,461
Cash and cash equivalents at beginning of year	444,236	296,781	250,320

CASH AND CASH EQUIVALENTS AT END OF YEAR	$372,511	$444,236	$296,781

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Corporation underwrites insurance products and programs in a variety of niche markets and operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets.

a) Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years’ amounts have been made to conform with 2003 presentations.

The Company writes business in the Lloyd’s market through its corporate capital provider, Markel Capital Limited (Markel Capital), a wholly-owned subsidiary. Markel Syndicate Management Limited (Markel Syndicate Management), a wholly-owned subsidiary, manages the Company’s syndicates at Lloyd’s. As of January 1, 2001, Markel Capital provided 100% of the capacity to the Company’s syndicates. Prior to 2001, Markel Capital provided less than 100% of the capacity to the Company’s syndicates. For years of account prior to 2001, the Company records its pro rata share of syndicates’ assets, liabilities, revenues and expenses.

Reinsurance to close Lloyd’s syndicates (RITC) represents the amount due from minority participants in a year of account. The minority participants pay the Company a reinsurance premium to assume their share of outstanding liabilities and related claims handling costs (including claims incurred but not reported), net of estimated reinsurance recoverables. RITC transactions have no impact on the Company’s results of operations and will end when all pre-2001 years of account are closed.

Lloyd’s syndicates use cash basis accounting to determine underwriting results by year of account over a three-year period. The Company makes adjustments to convert from Lloyd’s cash basis accounting to accrual basis accounting in accordance with U.S. GAAP. Generally, adjustments are made to recognize underwriting results on an accrual basis, including expected written and earned premiums and losses and expenses incurred.

b) Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically reviews its estimates and assumptions including the adequacy of reserves for unpaid losses and loss adjustment expenses, reinsurance allowance for doubtful accounts and litigation liabilities, as well as the recoverability of deferred tax assets and intangible assets and the evaluation of the investment portfolio for other than temporary declines in estimated fair value. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

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

e) Reinsurance Recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Allowances are established for amounts deemed uncollectible and reinsurance recoverables are recorded net of these allowances. The Company evaluates the financial condition of its reinsurers and monitors concentration risk to minimize its exposure to significant losses from individual reinsurers.

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

g) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives (generally, the life of the lease for leasehold improvements, three to five years for furniture and equipment and three to ten years for other).

h) Intangible Assets. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. Prior to the adoption of Statement No. 142, goodwill was amortized using the straight-line method, generally over 20 to 40 years.

i) Revenue Recognition. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Profit-sharing and ceding commissions from reinsurers are recognized when earned, based on reserve development studies, and are netted against policy acquisition costs. Premiums ceded are netted against premiums written. The Company uses the periodic method to account for assumed reinsurance from foreign reinsurers. The Company’s foreign reinsurers provide sufficient information to record foreign assumed business in the same manner as the Company records United States assumed business.

j) Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and loss adjustment expenses are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred but not reported are based on reserve development studies, among other things. The reserves recorded are estimates, and the ultimate liability may be greater than or less than the estimates; however, management believes the reserves are adequate.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

k) Income Taxes. The Company records deferred income taxes to reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their tax bases.

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

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk and the related exchange rate fluctuations are reflected in other comprehensive income (loss).

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

Stock based compensation cost, net of taxes, included in net income (loss) under APB Opinion No. 25 was $0.6 million, $0.4 million and $1.1 million in 2003, 2002 and 2001, respectively. Under the fair value method principles of Statement No. 123, pro forma stock based compensation cost, net of taxes, and pro forma net income (loss) would have differed from reported amounts by less than $0.1 million in each period. The pro forma impact of stock options issued after 1994 had no effect on basic or diluted net income (loss) per share in each period.

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

2. Investments

a) Following is a summary of investments (dollars in thousands):

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$794,103	$8,294	$(2,962)	$799,435
Obligations of states, municipalities and political subdivisions	798,588	39,057	(1,993)	835,652
Foreign governments	799,468	3,575	(5,900)	797,143
Public utilities	96,126	4,139	(26)	100,239
Convertibles and bonds with warrants	8,960	63	—	9,023
All other corporate bonds	1,343,094	46,538	(4,472)	1,385,160

Total fixed maturities	3,840,339	101,666	(15,353)	3,926,652
Equity securities
Banks, trusts and insurance companies	303,049	177,149	—	480,198
Industrial, miscellaneous and all other	335,396	153,979	(796)	488,579

Total equity securities	638,445	331,128	(796)	968,777
Short-term investments	82,012	—	—	82,012

TOTAL INVESTMENTS	$4,560,796	$432,794	$(16,149)	$4,977,441

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$784,689	$21,044	$(561)	$805,172
Obligations of states, municipalities and political subdivisions	538,851	32,799	(193)	571,457
Foreign governments	483,943	16,289	(122)	500,110
Public utilities	194,399	7,178	(885)	200,692
Convertibles and bonds with warrants	5,204	131	—	5,335
All other corporate bonds	1,112,728	57,935	(2,243)	1,168,420

Total fixed maturities	3,119,814	135,376	(4,004)	3,251,186
Equity securities
Banks, trusts and insurance companies	185,542	98,177	(4,034)	279,685
Industrial, miscellaneous and all other	221,093	61,844	(11,713)	271,224

Total equity securities	406,635	160,021	(15,747)	550,909
Short-term investments	67,821	—	—	67,821

TOTAL INVESTMENTS	$3,594,270	$295,397	$(19,751)	$3,869,916

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

b) Following is a summary of gross unrealized investment losses showing the length of time that securities have continuously been in an unrealized loss position (dollars in thousands):

	December 31, 2003
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$314,345	$(2,829)	$14,071	$(133)	$328,416	$(2,962)
Obligations of states, municipalities and political subdivisions	103,082	(1,993)	—	—	103,082	(1,993)
Foreign governments	381,245	(5,900)	—	—	381,245	(5,900)
Public utilities	3,834	(20)	2,010	(6)	5,844	(26)
All other corporate bonds	349,117	(4,239)	10,990	(233)	360,107	(4,472)

Total fixed maturities	1,151,623	(14,981)	27,071	(372)	1,178,694	(15,353)
Equity securities
Industrial, miscellaneous and all other	2,278	(464)	6,891	(332)	9,169	(796)

Total equity securities	2,278	(464)	6,891	(332)	9,169	(796)

TOTAL	$1,153,901	$(15,445)	$33,962	$(704)	$1,187,863	$(16,149)

At December 31, 2003, the Company held 172 securities with a total estimated fair value of $1.2 billion and gross unrealized losses of $16.1 million, of which nine securities had been in a continuous unrealized loss position for greater than one year. These nine securities had a total estimated fair value of $34.0 million and gross unrealized losses of $0.7 million. Eight of these securities were fixed maturities where the Company expects to receive all interest and principal payments. The remaining security was an equity security of a home and business services organization where the Company believes the market valuations are low due to market sentiment as opposed to the operating fundamentals and financial condition of the company. At December 31, 2003, all of these securities were reviewed and the Company believes there were no indications of impairment.

2. Investments (continued)

	December 31, 2002
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$105,430	$(561)	$—	$—	$105,430	$(561)
Obligations of states, municipalities and political subdivisions	21,344	(193)	—	—	21,344	(193)
Foreign governments	43,082	(122)	—	—	43,082	(122)
Public utilities	16,384	(313)	7,590	(572)	23,974	(885)
All other corporate bonds	50,458	(684)	25,238	(1,559)	75,696	(2,243)

Total fixed maturities	236,698	(1,873)	32,828	(2,131)	269,526	(4,004)
Equity securities
Banks, trusts and insurance companies	30,329	(4,034)	—	—	30,329	(4,034)
Industrial, miscellaneous and all other	77,100	(9,934)	6,155	(1,779)	83,255	(11,713)

Total equity securities	107,429	(13,968)	6,155	(1,779)	113,584	(15,747)

TOTAL	$344,127	$(15,841)	$38,983	$(3,910)	$383,110	$(19,751)

At December 31, 2002, the Company held 66 securities with a total estimated fair value of $383.1 million and gross unrealized losses of $19.8 million, of which nine securities had been in a continuous unrealized loss position for greater than one year. The nine securities had a total estimated fair value of $39.0 million and gross unrealized losses of $3.9 million. Seven of these securities were fixed maturities where the Company expected to and has received all interest and principal payments. Two of these securities were equity securities of pharmaceutical companies where the Company believed the market valuations were low due to market sentiment as opposed to the operating fundamentals and financial condition of the companies. The estimated fair value of one of the equity securities recovered during 2003. The other equity security was determined to have a decline in value that was deemed other than temporary during the first quarter of 2003, resulting in a charge to earnings and a new cost basis for the security. The decision to write down the security during the first quarter of 2003 was a result of further deterioration in the price of the security.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

c) The amortized cost and estimated fair value of fixed maturities at December 31, 2003 are shown below by contractual maturity (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$177,790	$178,312
Due after one year through five years	1,440,129	1,465,432
Due after five years through ten years	1,100,692	1,126,205
Due after ten years	1,121,728	1,156,703

TOTAL	$3,840,339	$3,926,652

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.3 years.

d) Components of net investment income are as follows (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Interest
Municipal bonds (tax-exempt)	$32,928	$24,981	$23,352
Taxable bonds	135,511	130,928	127,423
Short-term investments, including overnight deposits	9,643	13,218	18,761
Dividends on equity securities	11,651	7,882	7,216

	189,733	177,009	176,752
Less investment expenses	7,125	6,872	6,030

NET INVESTMENT INCOME	$182,608	$170,137	$170,722

e) The following table presents the Company’s realized gains (losses) from investment sales and the change in gross unrealized gains (losses) (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Realized gains
Fixed maturities	$69,922	$66,357	$28,168
Equity securities	21,552	3,218	14,687

	91,474	69,575	42,855

Realized losses
Fixed maturities	(33,689)	(12,647)	(2,323)
Equity securities	(12,740)	(5,886)	(20,526)

	(46,429)	(18,533)	(22,849)

NET REALIZED GAINS FROM INVESTMENT SALES	$45,045	$51,042	$20,006

Change in gross unrealized gains (losses)
Fixed maturities	$(45,059)	$65,714	$14,266
Equity securities	186,058	(57,649)	62,182

NET INCREASE	$140,999	$8,065	$76,448

2. Investments (continued)

f) At December 31, 2003, the Company had $55.3 million of irrevocable undrawn letters of credit and $1.9 billion of investments, cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders or reinsurers in the event of default by the Company on its obligations to pay claims. These invested assets and the related liabilities are included on the Company’s consolidated balance sheets. The following provides additional detail for irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company’s United States insurance companies had invested assets with a carrying value of $40.1 million and $33.8 million on deposit with state regulatory authorities at December 31, 2003 and 2002, respectively.

Invested assets with a carrying value of $14.5 million and $17.1 million at December 31, 2003 and 2002, respectively, were held in trust for the benefit of cedents of the Company’s United States insurance companies.

Invested assets with a carrying value of $193.9 million and $187.3 million at December 31, 2003 and 2002, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL’s accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $37.7 million and $33.4 million at December 31, 2003 and 2002, respectively, were held in trust for the benefit of MIICL’s United States surplus lines policyholders.

Invested assets with a carrying value of $46.3 million and $38.5 million at December 31, 2003 and 2002, respectively, were held in trust for the benefit of MIICL’s Canadian cedents.

The Company had contingent liabilities regarding irrevocable undrawn letters of credit supporting certain reinsurance business written in the United States by MIICL and Terra Nova (Bermuda) Insurance Company Ltd., a wholly-owned subsidiary, of $55.3 million and $75.9 million at December 31, 2003 and 2002, respectively. The Company had deposited invested assets with a carrying value of $97.1 million and $101.9 million at December 31, 2003 and 2002, respectively, as collateral against these amounts.

The Company had deposited $431.3 million and $452.2 million of invested assets with Lloyd’s to support its underwriting activities at December 31, 2003 and 2002, respectively. In addition, the Company had invested assets with a carrying value of $1.0 billion and $683.4 million at December 31, 2003 and 2002, respectively, held in trust for the benefit of the syndicates’ policyholders.

g) Investments in any one issuer that exceeded 10% of shareholders’ equity, excluding investments in U.S. Treasury securities and obligations of U.S. government agencies, at December 31, 2003 included investments in KFW International Finance, United Kingdom Treasury securities, and Berkshire Hathaway Inc., with fair values of $155.5 million, $140.1 million and $138.8 million, respectively. The KFW International Finance investment represents fixed maturities issued by a government-owned financial institution which are guaranteed by the Federal Republic of Germany.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Receivables

Following are the components of receivables (dollars in thousands):

	December 31,
	2003	2002
Amounts receivable from agents, brokers and insureds	$360,131	$301,024
Less allowance for doubtful receivables	7,196	5,826

	352,935	295,198
Other	97,985	113,344

RECEIVABLES	$450,920	$408,542

Amounts receivable from agents, brokers and insureds included $81.6 million and $70.2 million of accrued premium income at December 31, 2003 and 2002, respectively. Accrued premium income represents the difference between estimated cumulative ultimate gross written premium and cumulative billed premiums. This timing difference arises because agents around the world have obligated the Company to provide coverage but have not yet reported final policy information.

During October 2002, the Company resolved a dispute with several reinsurers and Marsh, Inc. regarding reinsurance balances owed to the Company. As a result of the settlement, Marsh, Inc. has agreed to pay 57% of future claims from the program involved in the dispute. Other receivables included $74.1 million and $82.2 million of recoverable from Marsh, Inc. at December 31, 2003 and 2002, respectively, under the settlement. Marsh, Inc. is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc.

4. Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Balance, beginning of year	$150,547	$140,707	$130,644
Policy acquisition costs deferred	467,144	339,286	324,695
Amortization and write off charged to expense	(417,407)	(329,446)	(314,632)

DEFERRED POLICY ACQUISITION COSTS	$200,284	$150,547	$140,707

The following reflects the components of underwriting, acquisition and insurance expenses (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Amortization and write off of policy acquisition costs	$417,407	$329,446	$314,632
Other operating expenses	167,303	157,662	136,227

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES	$584,710	$487,108	$450,859

5. Property and Equipment

Following are the components of property and equipment which are included in other assets on the consolidated balance sheets (dollars in thousands):

	December 31,
	2003	2002
Leasehold improvements	$25,107	$22,360
Furniture and equipment	49,798	43,676
Other	1,472	1,707

	76,377	67,743
Less accumulated depreciation and amortization	42,498	33,256

PROPERTY AND EQUIPMENT	$33,879	$34,487

Depreciation and amortization expense of property and equipment was $9.3 million, $7.3 million and $7.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company does not own any material properties as it leases substantially all of its facilities and certain furniture and equipment under operating leases with remaining terms up to approximately fifteen years.

Minimum annual rental commitments for noncancelable operating leases at December 31, 2003 are as follows (dollars in thousands):

Years Ending December 31,
2004	$11,921
2005	10,938
2006	12,382
2007	13,049
2008	12,515
2009 and thereafter	48,190

TOTAL	$108,995

Total rental expense for the years ended December 31, 2003, 2002 and 2001 was approximately $12.8 million, $12.3 million and $11.7 million, respectively.

6. Intangible Assets

As required by Statement No. 142, goodwill is tested at least annually for impairment. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30. The Company determined that there was no indication of goodwill impairment in 2003 or 2002.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Intangible Assets (continued)

a) The following tables present the components of acquired intangible assets (dollars in thousands):

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Lloyd’s capacity costs	$31,548	$(31,548)	$—
Unamortized intangible assets
Goodwill	405,548	(48,231)	357,317

INTANGIBLE ASSETS	$437,096	$(79,779)	$357,317

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Lloyd’s capacity costs	$31,548	$(27,421)	$4,127
Unamortized intangible assets
Goodwill	405,548	(48,231)	357,317

INTANGIBLE ASSETS	$437,096	$(75,652)	$361,444

Amortization expense for intangible assets was $4.1 million, $10.7 million and $30.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The carrying amounts of goodwill by reporting unit at both December 31, 2003 and 2002 were as follows: Excess and Surplus Lines, $81.8 million and London Insurance Market, $275.5 million.

b) The following table compares net loss and net loss per share for 2001, as adjusted for the adoption of Statement No. 142, with net income and net income per share reported for 2003 and 2002 (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net Income (Loss)	$123,477	$75,324	$(125,717)
Add goodwill amortization	—	—	19,162

ADJUSTED NET INCOME (LOSS)	$123,477	$75,324	$(106,555)

Adjusted net income (loss) per share:
Basic	$12.55	$7.67	$(12.49)
Diluted	$12.52	$7.65	$(12.49)

Average shares outstanding:
Basic	9,842	9,825	8,534
Diluted	9,861	9,852	8,534

7. Income Taxes

Income (loss) before income taxes consisted of the following (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Domestic	$189,524	$108,305	$37,418
Foreign	(7,940)	9,388	(219,616)

INCOME (LOSS) BEFORE INCOME TAXES	$181,584	$117,693	$(182,198)

Income tax expense (benefit) consisted of the following (dollars in thousands):
	Years Ended December 31,
	2003	2002	2001
Current
Federal–domestic operations	$68,504	$32,740	$6,018
Federal–foreign operations	2,824	13,096	13,702

Total current tax expense	71,328	45,836	19,720

Deferred
Federal–domestic operations	(7,857)	6,249	1,036
Federal–foreign operations	(3,916)	(3,561)	(12,763)
Foreign–foreign operations	(1,448)	(6,155)	(64,474)

Total deferred tax benefit	(13,221)	(3,467)	(76,201)

INCOME TAX EXPENSE (BENEFIT)	$58,107	$42,369	$(56,481)

The Company made net income tax payments of $74.6 million, $31.9 million and $10.6 million in 2003, 2002 and 2001, respectively. The Company had current income taxes payable of $8.7 million and $13.1 million at December 31, 2003 and 2002, respectively. These amounts were included in other liabilities on the consolidated balance sheets. In general, the Company is not subject to state income taxation.

Reconciliations of the United States corporate income tax rate and the effective tax rate on income (loss) before income taxes are as follows:

	Years Ended December 31,
	2003	2002	2001
United States corporate tax rate	35%	35%	(35)%
Tax-exempt investment income	(7)	(7)	(4)
Amortization of intangible assets	1	3	5
Unbenefitted net operating losses–foreign	—	2	2
Differences between financial reporting and tax bases	2	2	—
Other	1	1	1

EFFECTIVE TAX RATE	32%	36%	(31)%

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

The components of the net deferred tax asset are as follows (dollars in thousands):

	December 31,
	2003	2002
Assets
Income reported in different periods for financial reporting and tax purposes	$16,310	$4,340
Unpaid losses and loss adjustment expenses, nondeductible portion for income tax purposes	119,165	104,481
Unearned premiums, adjustment for income tax purposes	53,432	42,265
Net operating loss carryforwards	148,480	157,318
Other	2,686	1,015

Total gross deferred tax assets	340,073	309,419
Less valuation allowance	45,833	45,833

Total gross deferred tax assets, net of allowance	294,240	263,586

Liabilities
Deferred policy acquisition costs	59,449	44,488
Investments, net unrealized gains	145,826	96,476
Differences between financial reporting and tax bases	26,019	29,017
Other	14,424	6,405

Total gross deferred tax liabilities	245,718	176,386

NET DEFERRED TAX ASSET	$48,522	$87,200

The net deferred tax asset at December 31, 2003 and 2002 is included in other assets on the consolidated balance sheets.

At the date of its acquisition of Markel International, the Company established a $45.8 million valuation allowance substantially all of which related to pre-acquisition losses at Markel Capital. A valuation allowance was considered necessary due to the uncertainty of realizing a future tax benefit on these losses. At December 31, 2003, the Company had approximately $424 million of net operating losses (principally attributed to Markel Capital) that can be carried forward indefinitely to offset Markel Capital’s future taxable income. Any future benefit resulting from the reduction of the valuation allowance will reduce goodwill related to the acquisition.

The Company will realize $192.4 million of the gross deferred tax assets recorded at December 31, 2003 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. Management expects its foreign subsidiaries to generate future taxable income, excluding the effect of future originating temporary differences, to realize the remaining $101.8 million of the gross deferred tax assets, net of the valuation allowance. While management believes it is more likely than not that its foreign subsidiaries will generate sufficient future taxable income to realize this gross deferred tax asset, a change in management’s estimates and assumptions could result in an increase in the valuation allowance through a charge to earnings.

7. Income Taxes (continued)

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

8. Unpaid Losses And Loss Adjustment Expenses

a) The following table sets forth a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES, BEGINNING OF YEAR	$2,780,675	$2,302,771	$2,047,536
Commutations and other	(727)	5,854	740

RESTATED NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	2,779,948	2,308,625	2,048,276
Incurred losses and loss adjustment expenses
Current year	1,140,946	983,035	911,927
Prior years	128,576	131,575	137,494

TOTAL INCURRED LOSSES AND LOSS ADJUSTMENT EXPENSES	1,269,522	1,114,610	1,049,421

Payments
Current year	179,055	184,656	209,455
Prior years	702,094	647,704	607,651

TOTAL PAYMENTS	881,149	832,360	817,106

Foreign exchange adjustment	95,373	69,903	(13,737)
RITC (see note 1(a))	51,905	37,716	35,917
Recoverable from Marsh, Inc. (see note 3)	—	82,181	—

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	3,315,599	2,780,675	2,302,771

Reinsurance recoverable on unpaid losses	1,614,114	1,586,128	1,397,202

GROSS RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$4,929,713	$4,366,803	$3,699,973

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses And Loss Adjustment Expenses (continued)

Prior years’ incurred losses and loss adjustment expenses of $128.6 million were due to $91.1 million of reserve increases at the Investors Brokered Excess and Surplus Lines unit and $94.4 million of reserve increases in the Other segment, partially offset by $56.9 million of net redundancy from other underwriting units, primarily the Shand Professional/Products Liability and the Essex Excess and Surplus Lines units.

During 2003, the Company completed an internal claims review at the Investors Brokered Excess and Surplus Lines unit. The review highlighted case reserve estimates, primarily for general and products liability programs, including commercial and residential contractors programs, which did not meet the Company’s standards. As a result, the Company updated its actuarial assumptions and increased losses and loss adjustment expenses, primarily for the 1997-2001 accident years.

The increase in prior years’ incurred losses for the Other segment was due to $55.0 million of reserve increases for asbestos and environmental disclosures, $20.0 million of reserve increases for discontinued programs at Markel International, $13.0 million of allowances for potentially uncollectible reinsurance and $6.4 million of run off costs.

The Company completed its annual review of asbestos and environmental loss reserves in both its U.S. and international operations during the third quarter of 2003. The 2003 reserve increase reflects a higher than expected incidence of new claims and recent adverse appellate and bankruptcy court decisions. The need to increase reserves for asbestos and environmental exposures in each of the last three years demonstrates that these reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate.

The prior years’ reserve increases for discontinued programs at Markel International were primarily due to higher loss frequency than originally estimated and to the emergence of coverage disputes with insureds.

The increase in the allowance for potentially uncollectible reinsurance was required to provide for collection disputes with reinsurers and to increase reserves for financially weak reinsurers.

Prior years’ incurred losses of $131.6 million in 2002 were primarily due to $66.3 million of reserve increases in the Other segment and $31.4 million of reserve increases in the general and products liability programs at the Investors Brokered Excess and Surplus Lines unit.

The $66.3 million of prior years’ reserve increases during 2002 in the Other segment included $35.0 million due to asbestos exposures and related allowances for reinsurance bad debt. These reserve increases were related to business written prior to the addition of pollution exclusions to insurance policies in 1986. In 2002, the Company completed its annual review of asbestos and environmental loss reserves during the third quarter. Bankruptcies of asbestos defendants coupled with significant increases in the number of claims from exposed, but not ill, individuals have increased the insurance industry’s asbestos exposures. As a result of the study and these unfavorable litigation trends, the Company determined that it was appropriate to increase reserves for asbestos exposures, including reinsurance bad debt. The remaining $31.3 million of reserve increases in the Other segment were related to $22.3 million of run off costs for discontinued products and $9.0 million of reserve increases for reinsurance costs and collection issues.

In addition, during 2002, prior years’ loss reserves for the general and products liability programs in the Investors Brokered Excess and Surplus Lines unit were increased $31.4 million for business written between 1996 and 1999. The Company determined through actuarial analysis and claims reviews performed throughout 2002 that loss severity and frequency were higher than previously estimated in these programs.

8. Unpaid Losses And Loss Adjustment Expenses (continued)

Prior years’ incurred losses of $137.5 million in 2001 were primarily due to $98.4 million of reserve strengthening in the Other segment and $29.0 million of reserve strengthening in the Investors Brokered Excess and Surplus Lines units’ discontinued New York contractors program.

Late in 2001, the Company completed a comprehensive study of its London operations asbestos exposures included in the Other segment. The study involved London market asbestos exposure experts and the Company’s internal and external actuaries. The study was completed using a proprietary database, which contained exposure information about asbestos claims submitted since inception to the London market. The Company’s participation on these risks was then calculated. As a result of this study, the Company increased 1986 and prior years’ asbestos reserves, including reinsurance bad debt, by $30.0 million.

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

In 2001, the Company increased the allowance for reinsurance collection issues by $15.0 million for the Other segment. This allowance provided for increased reserves for financially weak reinsurers and collection disputes with reinsurers.

Also in 2001, loss reserves in the Investors Brokered Excess and Surplus Lines unit were increased by $29.0 million for adverse development on the New York contractors program. Since discontinuing the New York contractors program in January 2000, the Company has experienced adverse development in the program and, as a result, initiated a project to re-evaluate its potential ultimate exposure in 2001. Issues involving application of statutes of limitations and the evolving and complex judicial and legislative environment in New York made the process difficult. As a result of these factors, the Company increased reserves in 2001 for business written from 1996 to 2000.

Inherent in the Company’s reserving practices is the desire to establish reserves that are more likely redundant than deficient. Furthermore, the Company’s philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but uncertainty remains regarding the potential for adverse development of estimated ultimate liabilities.

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

A&E claims include property damage and clean-up costs related to pollution, as well as personal injury allegedly arising from exposure to hazardous materials. After 1986, the Company began underwriting CGL coverage with pollution exclusions, and in some lines of business the Company began using a claims-made form. These developments significantly reduced the Company’s exposure to future A&E claims on post-1986 business.

The following table provides a reconciliation of beginning and ending A&E reserves for losses and loss adjustment expenses, which are a component of consolidated reserves for losses and loss adjustment expenses (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$210,786	$203,405	$201,441
Commutations	7	1,529	624

RESTATED NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	210,793	204,934	202,065
Incurred losses and loss adjustment expenses	60,859	21,992	18,482
Payments	20,943	16,140	17,142

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	250,709	210,786	203,405

Reinsurance recoverable on unpaid losses	164,801	152,031	125,513

GROSS RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$415,510	$362,817	$328,918

The 2003, 2002 and 2001 incurred losses were primarily due to adverse development in asbestos-related reserves. At December 31, 2003, asbestos-related reserves were $325.6 million and $182.8 million on a gross and net basis, respectively.

Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $125.4 million and $125.3 million, respectively, at December 31, 2003. Inception to date net paid losses and loss adjustment expenses for A&E related exposures totaled $253.8 million at December 31, 2003, of which approximately $36.6 million was litigation-related expense.

8. Unpaid Losses And Loss Adjustment Expenses (continued)

The Company’s reserves for losses and loss adjustment expenses related to A&E exposures represent management’s best estimate of ultimate settlement values. A&E reserves are continually monitored by management, and the Company’s statistical analysis of these reserves is reviewed by the Company’s independent actuaries. A&E exposures are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company’s gross and net A&E reserves are adequate.

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

On June 5, 2004, if the price of the Company’s common shares is at or below specified thresholds based on a measurement period prior to that date, contingent additional principal will accrue on the LYONs at a rate of either 0.50% or 1.00% per year for a period of two years, depending on the price of the Company’s common shares. No contingent additional principal will accrue after June 5, 2006.

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

The estimated fair value of the convertible notes payable was approximately $99 million and $89 million at December 31, 2003 and 2002, respectively, and was based on quoted market prices.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Senior Long-Term Debt

Senior long-term debt consists of the following (dollars in thousands):	December 31,
	2003	2002
Unsecured borrowings under $220 million revolving credit facility, at 2.25% at December 31, 2003, due December 31, 2006	$110,000	$—
Unsecured borrowings under $300 million revolving credit facility, at 2.92% at December 31, 2002, repaid in 2003	—	175,000
7.25% unsecured senior notes, interest payable semi-annually, net of unamortized discount of $21 in 2002, matured November 1, 2003	—	66,992
7.20% unsecured senior notes, due August 15, 2007, interest payable semi-annually, net of unamortized discount of $2,291 in 2003 and $2,930 in 2002	70,741	70,102
7.00% unsecured senior notes, due May 15, 2008, interest payable semi-annually, net of unamortized discount of $4,233 in 2003 and $5,210 in 2002	93,267	92,290
6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $2,498 in 2003	247,502	—

SENIOR LONG-TERM DEBT	$521,510	$404,384

On September 30, 2003 the Company arranged a revolving credit facility which provides $220 million of capacity for working capital and other general corporate purposes. The Company may select from two interest rate options for balances outstanding under the facility. The Company pays a commitment fee (.20% at December 31, 2003) on the unused portion of the facility based on the Company’s debt to equity leverage ratio as calculated under the agreement. The facility replaced the Company’s previous $300 million revolving credit facility.

The Company was in compliance with all covenants contained in its revolving credit facility at December 31, 2003. To the extent that the Company was not in compliance with its covenants, the Company’s access to the credit facility could be restricted. While the Company believes such events are unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity.

During 2003, the Company issued $250 million of 6.80% unsecured senior notes due February 15, 2013. The unsecured senior notes were issued under an existing shelf registration statement. Net proceeds to the Company were $247.3 million and were primarily used to repay $175 million outstanding under the Company’s revolving credit facility.

In May 2002, the Company completed an exchange offering and consent solicitation for the 7.0% and 7.2% senior notes of Markel International Limited, a wholly-owned subsidiary. As a result of the exchange offering and consent solicitation, approximately $171 million principal amount of the outstanding notes

10. Senior Long-Term Debt (continued)

were exchanged for newly issued 7.0% and 7.2% senior notes of the Company. The offering had no impact on the amount of the Company’s outstanding indebtedness, as the notes were included in the Company’s consolidated liabilities, and the terms of the old Markel International Limited notes and the new Markel Corporation notes were substantially the same.

The 7.20%, 7.00% and 6.80% unsecured senior notes are not redeemable or subject to any sinking fund requirements.

The estimated fair value of the Company’s senior long-term debt was approximately $562 million and $415 million at December 31, 2003 and 2002, respectively, and was based on quoted market prices.

Following is a schedule of future principal payments due on senior long-term debt as of December 31, 2003 (dollars in thousands):

Years Ending December 31,
2004	$—
2005	—
2006	110,000
2007	70,741
2008	93,267
2009 and thereafter	247,502

TOTAL	$521,510

The Company paid $26.6 million, $19.9 million and $28.0 million in interest on its senior long-term debt during the years ended December 31, 2003, 2002 and 2001, respectively.

11. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

On January 8, 1997, the Company arranged the sale of $150 million of Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities) issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase the Company’s 8.71% Junior Subordinated Debentures due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The 8.71% Junior Subordinated Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the 8.71% Junior Subordinated Debentures for up to five years. The 8.71% Capital Securities and related 8.71% Junior Subordinated Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company’s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. No other subsidiary of the Company guarantees the 8.71% Junior Subordinated Debentures or the 8.71% Capital Securities. In the event of default under the Indenture, the Trust may not make distributions on, or repurchases of, the Trust’s common securities. During a period in which the Company elects to defer interest payments or in the event of default under the Indenture, the Company may not make distributions on, or repurchases of, the Company’s capital stock or debt securities ranking equal or junior to the 8.71% Junior Subordinated Debentures.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures) (continued)

Effective December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation (Interpretation) No. 46, Consolidation of Variable Interest Entities, as amended. Interpretation No. 46 required the Company to deconsolidate the Trust. As a result of the adoption of Interpretation No. 46, the Company now reports $150 million of the Company’s 8.71% Junior Subordinated Debentures, which were issued to the Trust, on its consolidated balance sheet.

The Company paid $19.6 million in interest on the 8.71% Junior Subordinated Debentures during the year ended December 31, 2003, and $6.5 million and $13.1 million during the years ended December 31, 2002 and 2001, respectively. Interest paid in 2003 included $6.5 million which was accrued at December 31, 2002. The estimated fair value of the Company’s 8.71% Junior Subordinated Debentures was approximately $153 million and $118 million at December 31, 2003 and 2002, respectively, and was based on quoted market prices.

12. Shareholders’ Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,846,913 shares and 9,832,303 shares were issued and outstanding at December 31, 2003 and 2002, respectively. The Company also has up to 10,000,000 shares of no par value preferred stock authorized, none of which was issued or outstanding at December 31, 2003 or 2002, respectively.

b) Net income (loss) per share is determined by dividing net income (loss) by the applicable average shares outstanding (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$123,477	$75,324	$(125,717)

Basic common shares outstanding	9,842	9,825	8,534
Dilutive potential common shares	19	27	—

Diluted shares outstanding	9,861	9,852	8,534

Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options and restricted stock.

The average diluted shares outstanding excluded 49,979 dilutive potential shares at December 31, 2001. These shares were excluded due to their antidilutive effect as a result of the Company’s net loss during 2001.

c) The Company has a stock purchase and stock loan plan which provides a method for employees and directors to purchase shares of the Company’s common stock in the open market. The plan encourages share ownership by providing a ten percent share bonus based on the net increase in the number of shares of common stock purchased through the plan in a given year. The Company also provides subsidized unsecured loans to encourage share ownership and provides a five percent share bonus on shares purchased with a Company loan. Upon enactment of the Sarbanes-Oxley Act in July 2002, directors and executive officers are precluded from participating in new loans under the plan. Existing loans to directors and executive officers will continue in accordance with the terms in effect on July 30, 2002. The Company has authorized 100,000 shares for purchase under this plan, of which 55,505 and 74,414 shares were available for purchase at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $14.0 million and $11.6 million, respectively.

d) The Company has three stock option or stock award plans for employees and directors; the 1986 Stock Option Plan (1986 Plan), which expired on November 3, 1996, the 2000 Octavian Stock Option Plan (Octavian Plan), and the Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan), adopted during 2003.

12. Shareholders’ Equity (continued)

At December 31, 2003, there were 10,000 shares reserved for issuance under the 1986 Plan related to options granted before the expiration of the plan. The 1986 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Options were granted at prices not less than the market prices on the date of grant. Options expire ten years from the date of grant.

In connection with the acquisition of Markel International, the Company provided for the conversion of options under Markel International’s Octavian Plan into options to purchase the Company’s common shares. The Octavian Plan provides for the issuance of options to former and current members of management of Octavian (now Markel Syndicate Management) based on profit commissions receivable by Markel Syndicate Management for the 1997 to 2000 years of account at Lloyd’s. Options issued in 2001, 2002 and 2003 were issued under estimated obligations that existed at the date of the Company’s acquisition of Markel International and were not new grants. Options issued under the Octavian Plan in 2001, 2002 and 2003 related to the 1998, 1999 and 2000 years of account at Lloyd’s, respectively, and were earned by the participants and expensed by Markel International under APB Opinion No. 25 in years prior to Markel International’s acquisition by the Company. The options have a nominal exercise price and all outstanding options are currently exercisable. No further options are available for issuance under the Octavian Plan. Options expire seven years from the date of issue. At December 31, 2003 and 2002, respectively, the Company had 5,528 and 48,671 shares reserved and available for issuance under the plan.

Stock option transactions are summarized below:

	Years Ended December 31,
	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price
Options outstanding at January 1	29,729	$39	42,138	$32	45,388	$34
Issued (Octavian Plan)	801	0	1,639	0	8,643	0
Exercised	(15,002)	55	(14,048)	13	(11,822)	17
Canceled	—	—	—	—	(71)	0

Options outstanding at December 31	15,528	$27	29,729	$39	42,138	$32

Options exercisable at December 31	15,528		29,729		32,495
Options available for grant at December 31	—		42,557		143,196

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0	5,528	4.5 years	$0	5,528	$0
42	10,000	0.9	42	10,000	42

$ 0 to 42	15,528	2.2 years	$27	15,528	$27

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Shareholders’ Equity (continued)

The Omnibus Incentive Plan provides for grants or awards of cash, restricted stock, restricted stock units, performance grants and other stock-based awards. The Omnibus Incentive Plan does not authorize grants of stock options. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee), and will terminate on March 5, 2013. At December 31, 2003, there were 150,000 shares reserved for issuance under the Omnibus Incentive Plan. At December 31, 2003, an aggregate of 5,000 Restricted Stock Units (as defined by the Omnibus Incentive Plan) had been awarded to the Company’s non-employee directors. At December 31, 2003, the Company had also provided for performance based Restricted Stock Unit awards to certain associates and executive officers. Under the terms of these awards, recipients received 7,095 Restricted Stock Units based upon meeting performance conditions, as determined by the Compensation Committee. Awards granted to non-employee directors vest ratably over a five-year period from the date of grant, while awards granted to certain associates and executive officers vest at the end of the fifth year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company’s common stock for each vested Restricted Stock Unit.

13. Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net holding gains on securities arising during the period less reclassification adjustments for gains included in net income (loss). Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense on net holding gains on securities arising during the period was $65.1 million, $20.7 million and $33.8 million for 2003, 2002 and 2001, respectively. The related tax expense on the reclassification adjustments for gains included in net income (loss) was $15.8 million for 2003, $17.9 million for 2002 and $7.0 million for 2001. The related tax expense (benefit) on foreign currency translation adjustments was $3.7 million for 2003, $(3.9) million for 2002 and $(0.5) million for 2001.

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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2003 and 2002, the Company’s ten largest reinsurers by group and balances recoverables represented approximately 60% and 54%, respectively, of the reinsurance recoverable on paid and unpaid losses. At December 31, 2003, the Company’s largest reinsurance balance was due from the Munich Re Group and represented 13% of the reinsurance recoverable on paid and unpaid losses. Management believes the Company’s reinsurance allowance for doubtful accounts is adequate at December 31, 2003.

14. Reinsurance (continued)

The following schedule reconciles the Company’s reinsurance allowance for doubtful accounts (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
REINSURANCE ALLOWANCE, BEGINNING OF YEAR	$128,582	$105,047	$76,198
Additions
Charged to expense	15,209	11,416	34,641
Charged to other accounts	454	1,074	336
RITC (see note 1(a))	5,311	13,339	—

TOTAL REINSURANCE ALLOWANCE ADDITIONS	20,974	25,829	34,977

Deductions	158	2,294	6,128

REINSURANCE ALLOWANCE, END OF YEAR	$149,398	$128,582	$105,047

The provision for reinsurance bad debts in 2003 was primarily due to increased reinsurance bad debts in the Company’s discontinued operations and resulted from the weakened financial condition of certain reinsurance market participants.

In 2003 and 2002, the Company recorded a provision for reinsurance bad debts on its RITC due to exposure to reinsurers experiencing financial difficulties and reinsurance disputes in the years of account being closed. The Company did not record a provision for reinsurance bad debts in 2001 on its RITC as balances due under the reinsurance agreements were considered collectible or the Company provided 100% of the capacity to the closed syndicate and had previously reserved for uncollectible amounts.

The provision for reinsurance bad debts in 2002 was primarily due to reinsurance bad debts included in the Company’s $35.0 million of reserve increases for asbestos exposures and additional reinsurance collection issues in the Other segment during 2002. The 2001 provision included anticipated bad debts resulting from asbestos reserve strengthening in the London Insurance Market segment and provided for both strengthened reserves for financially weak reinsurers and collection disputes with reinsurers.

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

	Years Ended December 31,
	2003		2002		2001
	Written	Earned	Written	Earned	Written	Earned
Direct	$2,436,994	$2,341,040	$2,084,480	$1,983,098	$1,617,588	$1,483,775
Assumed	135,237	128,273	133,211	116,064	156,773	173,323
Ceded	(596,992)	(605,062)	(600,503)	(550,146)	(487,929)	(450,414)

Net Premiums	$1,975,239	$1,864,251	$1,617,188	$1,549,016	$1,286,432	$1,206,684

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $278.7 million, $454.4 million and $809.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. For 2003, the decrease in ceded incurred losses and loss adjustment expenses from the prior year was primarily due to lower gross loss reserve development at Markel International on business written in 2001 and prior years. During this period of time, Markel International offered higher policy limits and purchased greater amounts of reinsurance. Ceded incurred losses and loss adjustment expenses in 2001 included approximately $263 million related to ceded WTC losses. Excluding the effects of WTC, the remaining decrease in 2002 ceded

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Reinsurance (continued)

incurred losses and loss adjustment expenses was primarily due to lower policy limits and fewer losses affecting the reinsurance protections purchased by the London Insurance Market segment in 2002 compared to 2001.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 2003, 2002 and 2001 was approximately 7%, 7% and 14%, respectively.

15. Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court for the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. This matter is still in the discovery phase and is not expected to be ready for trial before late 2004 or 2005. The Company believes it has numerous defenses to this claim, including the defense that the alleged reinsurance agreements and insurance policy were not valid. The Company intends to vigorously defend this matter.

This and other contingencies arise in the normal conduct of the Company’s operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition or results of operations.

16. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business. These transactions are at arm’s length and are immaterial to the Company’s consolidated financial statements.

17. Statutory Financial Information

a) The following table includes unaudited selected information for the Company’s wholly-owned domestic insurance subsidiaries as filed with state insurance regulatory authorities (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Net income	$136,288	$54,125	$11,640

Statutory capital and surplus	$990,418	$712,896	$565,641

The laws of the domicile states of the Company’s domestic insurance subsidiaries govern the amount of dividends which may be paid to the Company. Generally, statutes in the domicile states of the Company’s domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2003, the Company’s domestic insurance subsidiaries could pay up to $126.4 million during the following twelve months under the ordinary dividend regulations without prior regulatory approval.

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

17. Statutory Financial Information (continued)

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

The table below summarizes MIICL’s unaudited estimated FSA Return policyholders’ surplus, statutory solvency margin and net loss (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Policyholders’ surplus	$181,328	$76,966	$75,800
Statutory solvency margin	49,205	48,006	30,511
Net loss	(1,433)	(15,066)	(33,161)

MIICL’s ability to pay dividends is limited by applicable FSA requirements which require MIICL to give 14 days advance notice to the FSA of its intention to declare and pay a dividend. In addition, MIICL must comply with the United Kingdom Companies Act of 1985 which provides that dividends may only be paid out of distributable profits.

c) The ability of Terra Nova (Bermuda) Insurance Company Ltd. to pay dividends is subject to certain regulatory restrictions. Under the Insurance Act of 1978, amendments to it and related regulations of Bermuda (the Act), Terra Nova (Bermuda) Insurance Company Ltd. is required to file Bermuda statutory financial statements and a statutory financial return. The Act and conditions imposed by the Bermuda regulators also require Terra Nova (Bermuda) Insurance Company Ltd. to maintain certain measures of solvency and liquidity during the year.

The table below summarizes Terra Nova (Bermuda) Insurance Company Ltd.’s (a company in orderly run off since 2000) unaudited estimated statutory capital and surplus, minimum required statutory capital and surplus and net income (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Statutory capital and surplus	$88,910	$118,794	$100,363
Minimum required statutory capital and surplus	50,000	100,000	100,000
Net income (loss)	(31,421)	39,618	32,272

18. Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. Certain reclassifications of prior years’ amounts have been made to conform with 2003 presentations.

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

Approximately 25% of the Company’s 2003 gross written premiums were foreign risks, of which approximately 40% related to the United Kingdom. For 2002, approximately 23% of the Company’s gross written premiums were foreign risks, of which approximately 39% related to the United Kingdom.

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

Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company’s underwriting performance. Segment profit for the Investing segment is measured by net investment income and net realized gains or losses.

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

a) Following is a summary of segment disclosures (dollars in thousands):

	Year Ended December 31, 2003
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,520,608	$270,647	$738,443	$—	$42,533	$2,572,231
Net premiums written	1,106,728	254,146	591,846	—	22,519	1,975,239
Earned premiums	1,031,652	235,275	575,116	—	22,208	1,864,251
Losses and loss adjustment expenses	629,092	137,489	394,761	—	108,180	1,269,522
Underwriting, acquisition and insurance expenses	294,382	74,694	205,506	—	10,128	584,710

Underwriting profit (loss)	108,178	23,092	(25,151)	—	(96,100)	10,019

Net investment income	—	—	—	182,608	—	182,608
Net realized gains from investment sales	—	—	—	45,045	—	45,045

Segment profit (loss)	$108,178	$23,092	$(25,151)	$227,653	$(96,100)	$237,672

Amortization of intangible assets						4,127
Interest expense						51,961

Income before income taxes						$181,584

U.S. GAAP combined ratio*	90%	90%	104%	—	533%	99%

18. Segment Reporting Disclosures (continued)

	Year Ended December 31, 2002
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,316,575	$235,598	$622,081	$—	$43,437	$2,217,691
Net premiums written	902,396	218,171	460,484	—	36,137	1,617,188
Earned premiums	768,563	185,933	558,534	—	35,986	1,549,016
Losses and loss adjustment expenses	500,161	124,136	399,059	—	91,254	1,114,610
Underwriting, acquisition and insurance expenses	215,127	62,282	196,050	—	13,649	487,108

Underwriting profit (loss)	53,275	(485)	(36,575)	—	(68,917)	(52,702)

Net investment income	—	—	—	170,137	—	170,137
Net realized gains from investment sales	—	—	—	51,042	—	51,042

Segment profit (loss)	$53,275	$(485)	$(36,575)	$221,179	$(68,917)	$168,477

Amortization of intangible assets						10,684
Interest expense						40,100

Income before income taxes						$117,693

U.S. GAAP combined ratio*	93%	100%	107%	—	292%	103%

	Year Ended December 31, 2001
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$842,067	$162,512	$715,826	$—	$53,956	$1,774,361
Net premiums written	579,651	148,834	526,253	—	31,694	1,286,432
Earned premiums	503,939	138,321	467,551	—	96,873	1,206,684
Losses and loss adjustment expenses	362,583	90,721	405,763	—	190,354	1,049,421
Underwriting, acquisition and insurance expenses	151,714	49,105	218,799	—	31,241	450,859

Underwriting loss	(10,358)	(1,505)	(157,011)	—	(124,722)	(293,596)

Net investment income	—	—	—	170,722	—	170,722
Net realized losses from investment sales	—	—	—	20,006	—	20,006

Segment profit (loss)	$(10,358)	$(1,505)	$(157,011)	$190,728	$(124,722)	$(102,868)

Amortization of intangible assets						30,683
Interest expense						48,647

Loss before income taxes						$(182,198)

U.S. GAAP combined ratio*	102%	101%	134%	—	229%	124%

*	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Segment Reporting Disclosures (continued)

b) The following summary reconciles segment assets to the Company’s consolidated financial statements (dollars in thousands):

	December 31,
	2003	2002	2001
Segment Assets
Investing	$5,349,952	$4,314,152	$3,591,202
Other	3,182,281	3,094,408	2,849,426

TOTAL ASSETS	$8,532,233	$7,408,560	$6,440,628

c) The following is a summary of segment earned premiums by major product grouping (dollars in thousands):

	Property	Casualty	Professional/ Products Liability	Other	Consolidated
Year Ended December 31, 2003
Excess and Surplus Lines	$177,008	$396,030	$359,573	$99,041	$1,031,652
Specialty Admitted	104,888	94,729	—	35,658	235,275
London Insurance Market	146,574	60,758	242,082	125,702	575,116
Other	—	—	—	22,208	22,208

EARNED PREMIUMS	$428,470	$551,517	$601,655	$282,609	$1,864,251

Year Ended December 31, 2002
Excess and Surplus Lines	$154,962	$276,729	$272,921	$63,951	$768,563
Specialty Admitted	82,634	71,038	—	32,261	185,933
London Insurance Market	151,942	42,072	208,346	156,174	558,534
Other	—	—	—	35,986	35,986

EARNED PREMIUMS	$389,538	$389,839	$481,267	$288,372	$1,549,016

Year Ended December 31, 2001
Excess and Surplus Lines	$91,386	$189,202	$184,488	$38,863	$503,939
Specialty Admitted	57,684	50,040	—	30,597	138,321
London Insurance Market	115,319	55,294	132,608	164,330	467,551
Other	—	—	—	96,873	96,873

EARNED PREMIUMS	$264,389	$294,536	$317,096	$330,663	$1,206,684

The Company does not manage products at this level of aggregation. The Company offers over 90 major product lines and manages these products in logical groupings within each underwriting unit.

19. Employee Benefit Plans

a) The Company maintains a defined contribution plan for its United States employees, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The Company provides another defined contribution plan for London based employees. This plan is in line with local market terms and conditions of employment. The Company also provides a defined contribution plan for certain London based employees and directors, the Markel Syndicate Management Pension Plan. The plan is closed to new participants. Annual expenses relating to all of the Company’s defined contribution plans were $7.3 million, $6.2 million and $6.0 million in 2003, 2002 and 2001, respectively.

b) The Terra Nova Pension Plan is a defined benefit plan which covers London based employees who meet the eligibility conditions set out in the plan and is closed to new participants. The cost of providing pensions for employees is charged to earnings over the average working life of employees according to actuarial recommendations. Annual funding requirements are determined based on the projected unit

19. Employee Benefit Plans (continued)

credit cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service. Final benefits are based on the employee’s years of credited service and the higher of pensionable compensation received in the calendar year preceding retirement or the best average pensionable compensation received in any three consecutive years in the ten years preceding retirement.

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized in the accompanying consolidated financial statements of the Company (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Components of net periodic benefit cost
Service cost	$2,091	$1,947	$1,778
Interest cost	2,962	2,459	2,176
Expected return on plan assets	(3,488)	(3,441)	(3,855)
Amortization of unrecognized loss	2,035	997	207

NET PERIODIC BENEFIT COST	$3,600	$1,962	$306

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$51,291	$40,488	$37,890
Service cost	2,091	1,947	1,778
Interest cost	2,962	2,459	2,176
Benefits paid	(1,563)	(2,435)	(1,204)
Actuarial loss	3,959	4,081	811
Foreign exchange adjustment	6,420	4,751	(963)

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$65,160	$51,291	$40,488

Change in plan assets
Fair value of plan assets at beginning of period	$42,838	$41,911	$49,573
Actual gain (loss) on plan assets	9,010	(6,844)	(6,199)
Employer contribution	1,350	6,002	1,089
Benefits paid	(1,563)	(2,435)	(1,204)
Foreign exchange adjustment	5,597	4,204	(1,348)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$57,232	$42,838	$41,911

Funded status of the plan
Plan assets in excess of (less than) projected benefit obligation	$(7,928)	$(8,453)	$1,423
Unrecognized net actuarial loss	35,100	35,100	18,737

NET PENSION ASSET	$27,172	$26,647	$20,160

Weighted-average assumptions as of December 31
Discount rate	5.5%	5.8%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.8%	4.5%	4.5%

Although the fair value of plan assets was less than the projected benefit obligation by $7.9 million and $8.5 million at December 31, 2003 and December 31, 2002, respectively, the fair value of plan assets exceeded the plan’s accumulated benefit obligation of $50.9 million and $40.9 million, respectively. The Company’s net pension asset at December 31, 2003 and December 31, 2002 is included in other assets on the consolidated balance sheets.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Employee Benefit Plans (continued)

Plan assets are primarily invested in a United Kingdom equity index fund that benchmarks the FTSE All-Share Index. The plan does not invest in the Company’s common shares. Investments are managed by a third-party investment manager.

c) Markel Syndicate Management also provides certain London based employees with one of two defined benefit pension plans run in connection with the multi-employer Lloyd’s Superannuation Scheme (Markel Syndicate Management Plans). The Markel Syndicate Management Plans are similar in operation to the Terra Nova Pension Plan although the benefit structure differs. These plans are closed to new participants. While management considers it unlikely, in the event that other employers fail to fund their obligations under the plans, Markel Syndicate Management may be required to make up a shortfall, if any, between the assets of the plans and the projected benefit obligations.

20. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation. Certain reclassifications of prior years’ amounts have been made to conform with 2003 presentations.

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $11,174 in 2003 and $13,301 in 2002)	$11,682	$14,118
Equity securities (cost of $35,232 in 2003 and $32,774 in 2002)	62,440	45,454
Short-term investments (estimated fair value approximates cost)	13,000	—

TOTAL INVESTMENTS, AVAILABLE-FOR-SALE	87,122	59,572

Cash and cash equivalents	21,498	55,483
Investments in consolidated subsidiaries	2,021,654	1,663,507
Notes receivable due from subsidiaries	35,829	35,829
Deferred income taxes	—	1,542
Other assets	31,883	31,612

TOTAL ASSETS	$2,197,986	$1,847,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Income taxes payable	$5,250	$11,665
Deferred income taxes	1,389	—
Convertible notes payable	90,601	86,109
Senior long-term debt	521,510	404,384
8.71% Junior Subordinated Deferrable Interest Debentures	150,000	150,000
Other liabilities	46,957	36,276

TOTAL LIABILITIES	815,707	688,434

TOTAL SHAREHOLDERS’ EQUITY	1,382,279	1,159,111

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,197,986	$1,847,545

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME ( LOSS)

	Years Ended December 31,
	2003	2002	2001
	(dollars in thousands)
REVENUES
Net investment income	$729	$5,583	$7,151
Cash dividends on common stock of consolidated subsidiaries	26,338	4,781	15,405
Net realized gains (losses) from investment sales	(1,200)	11,672	(12,152)
Other	5	35	599

TOTAL REVENUES	25,872	22,071	11,003

EXPENSES
Interest	51,954	37,214	35,329
Other	1,856	1,389	1,457

TOTAL EXPENSES	53,810	38,603	36,786

LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME TAXES	(27,938)	(16,532)	(25,783)
Equity in undistributed earnings of consolidated subsidiaries	129,832	96,845	(116,633)
Income tax expense (benefit)	(21,583)	4,989	(16,699)

NET INCOME (LOSS)	$123,477	$75,324	$(125,717)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities, net of taxes
Net holding gains (losses) arising during the period	$8,462	$(3,261)	$5,478
Consolidated subsidiaries’ net holding gains arising during the period	112,466	41,680	57,217

	120,928	38,419	62,695

Less reclassification adjustments for gains (losses) included in net income (loss)	780	(7,587)	7,899
Less consolidated subsidiaries’ reclassification adjustments for gains included in net income (loss)	(30,059)	(25,590)	(20,902)

	(29,279)	(33,177)	(13,003)

	91,649	5,242	49,692

Currency translation adjustments, net of taxes
Consolidated subsidiaries’ net currency translation adjustments	6,936	(7,232)	(863)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	98,585	(1,990)	48,829

COMPREHENSIVE INCOME (LOSS)	$222,062	$73,334	$(76,888)

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$123,477	$75,324	$(125,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(114,318)	(62,865)	131,108

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,159	12,459	5,391

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	80,658	188,892	41,855
Proceeds from maturities, calls and prepayments of fixed maturities	200	331	20,570
Cost of fixed maturities and equity securities purchased	(77,549)	(25,541)	(175,715)
Net change in short-term investments	(13,000)	—	5,146
Increase in notes receivable due from subsidiaries	—	(54,123)	(57,613)
Capital contributions to subsidiaries	(149,410)	(177,602)	(71,000)
Other	(418)	(4,805)	(5,986)

NET CASH USED BY INVESTING ACTIVITIES	(159,519)	(72,848)	(242,743)

FINANCING ACTIVITIES
Additions to senior long-term debt and convertible notes payable	357,282	270,000	147,943
Repayments and repurchases of senior long-term debt and convertible notes payable	(242,013)	(165,410)	(342,802)
Issuance of common stock	—	—	407,532
Other	1,106	163	(201)

NET CASH PROVIDED BY FINANCING ACTIVITIES	116,375	104,753	212,472

Increase (decrease) in cash and cash equivalents	(33,985)	44,364	(24,880)
Cash and cash equivalents at beginning of year	55,483	11,119	35,999

CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,498	$55,483	$11,119

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

21. Derivatives

The Company held $5.7 million and $100.8 million of corporate bonds with embedded put options at December 31, 2003 and 2002, respectively. These embedded derivatives are clearly and closely related to the host contracts and are not accounted for separately. The Company does not typically use derivatives for trading purposes and has no other material derivatives at December 31, 2003.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(h) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP
Richmond, Virginia January 28, 2004

Markel Corporation & Subsidiaries

QUARTERLY INFORMATION

The following table presents the quarterly results of consolidated operations for 2003, 2002 and 2001

(dollars in thousands, except per share amounts):

	Mar. 31	June 30	Sept. 30	Dec. 31
2003
Operating revenues	$484,057	$521,072	$515,014	$571,761
Income (loss) before income taxes	54,378	87,843	(24,676)	64,039
Net income (loss)	36,433	58,855	(16,533)	44,722
Comprehensive income (loss)	18,682	151,178	(27,723)	79,925
Net income (loss) per share
Basic	$3.70	$5.98	$(1.68)	$4.54
Diluted	3.70	5.97	(1.68)	4.53
Common stock price ranges
High	$225.00	$261.12	$279.00	$273.75
Low	201.50	221.69	252.05	240.00
2002
Operating revenues	$374,627	$400,323	$486,088	$509,157
Income before income taxes	27,044	35,885	13,600	41,164
Net income	17,037	23,237	8,704	26,346
Comprehensive income	4,305	37,653	7,377	23,999
Net income per share
Basic	$1.74	$2.37	$0.89	$2.68
Diluted	1.73	2.36	0.88	2.67
Common stock price ranges
High	$204.00	$222.03	$212.15	$213.62
Low	171.10	193.25	175.00	187.50
2001
Operating revenues	$332,706	$300,092	$378,273	$386,341
Income (loss) before income taxes	13,539	1,535	(129,573)	(67,699)
Net income (loss)	8,232	812	(91,025)	(43,736)
Comprehensive income (loss)	10,459	23,282	(75,291)	(35,338)
Net income (loss) per share
Basic	$1.06	$0.09	$(10.58)	$(4.78)
Diluted	1.04	0.09	(10.58)	(4.78)
Common stock price ranges
High	$190.50	$207.47	$203.50	$213.25
Low	159.75	181.00	162.00	174.04

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The accompanying Consolidated Financial Statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries (the Company). For a discussion of the Company’s significant accounting policies, see note 1 of the notes to consolidated financial statements.

Critical accounting policies are defined as those that are both important to the portrayal of the Company’s financial condition and results of operations and require management to exercise significant judgment. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of material contingent assets and liabilities, including litigation contingencies, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, by necessity, are based on assumptions about numerous factors.

Management reviews its estimates and assumptions quarterly, including the adequacy of reserves for unpaid losses and loss adjustment expenses, reinsurance allowance for doubtful accounts, as well as the recoverability of deferred tax assets and intangible assets and the evaluation of the investment portfolio for other than temporary declines in value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Unpaid Losses and Loss Adjustment Expenses and Reinsurance Allowance for Doubtful Accounts

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

The Company uses a variety of techniques to establish its liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data, internal loss experience, the experience of clients and industry experience. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Estimates reflect implicit or explicit assumptions regarding the potential effects of external factors that include economic and social inflation, judicial decisions, law changes and recent trends in these factors. In some of the Company’s markets, and where the Company acts as a reinsurer, the timing and amount of information reported about underlying claims is in the control of third parties. This can also affect estimations and cause re-estimation as new information becomes available.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company’s consolidated balance sheet includes estimated unpaid losses and loss adjustment expenses of $4.9 billion and reinsurance recoverable on unpaid losses of $1.6 billion at December 31, 2003. Due to inherent uncertainties in estimating these amounts, the actual ultimate amounts may differ from the recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% change in December 31, 2003 net unpaid losses and loss adjustment expenses would produce a $166 million change to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses and loss adjustment expenses in the period of the change.

The Company’s philosophy is to establish loss reserves that are more likely redundant than deficient. Using this philosophy, loss reserves are established at management’s best estimate, which is generally higher than the actuarially calculated best estimate due to many factors. Actuarial analysis, which is based on statistical analysis, cannot fully incorporate subjective factors that affect the development of losses. Some examples of internal factors that are difficult to statistically analyze, in addition to the external factors discussed previously, include underwriting and claims handling changes. Actuarial best estimates of loss reserves are one of many factors that management considers. Management’s judgments and assumptions regarding these and other factors are considered with the actuarial best estimate. At December 31, 2003, the Company’s net reserves for unpaid losses and loss adjustment expenses, which are recorded at management’s best estimate, exceeded the actuarially calculated best estimate by approximately 3%. This difference represents the effect of management’s evaluation of the subjective factors listed above, as well as the Company’s reserving philosophy, and should not be thought of as redundancy in loss reserves.

Management also considers the range, or variability, of reasonably possible losses when establishing its best estimate loss reserves. Variability can be estimated using actuarial models but for the reasons discussed above the actuarially determined range is only a starting point. Management believes that the historical development of reserves is a reasonable method of estimating future variability.

The loss reserve development table on page 87 shows the historical development of balance sheet reserves over the past ten years. Over that period of time, the largest deficiency as a percentage of net reserves developed after December 31, 2000 (21% of net loss reserves or $429.5 million). The deficiency that developed after 2000 was primarily attributable to business written by Gryphon and Markel International prior to their acquisitions by the Company and to business written by the Investors Brokered Excess and Surplus Lines unit.

Based on the range of historical development for other units in the Excess and Surplus Lines and Specialty Admitted segments, management has a high degree of confidence that its best estimate is adequate.

Loss reserves are established at management’s best estimate for the London Insurance Market segment. However, as a result of the Company’s re-underwriting and re-pricing of this business, historical data is not comparable to current business written and cannot be used to calculate a meaningful range of estimates of reasonably possible losses. Management believes that this business is currently being written to produce underwriting profits.

Management also records loss reserves for the Other segment using their best estimate. This business came from the acquisitions of Gryphon in 1999 and Markel International in 2000 and was not subject to the same underwriting discipline and controls used by the Company. The Company’s asbestos and environmental loss reserves are also included in Other. As a result of an uncertain and increasingly unfavorable legal climate, management is unable to estimate a range of reasonably possible losses for asbestos and environmental exposures. Management believes that these loss reserves are adequate, however adverse development is possible.

Deferred Income Taxes

The Company records deferred income taxes as assets or liabilities on its consolidated balance sheet to reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases. At December 31, 2003 a net deferred tax asset of $49 million was recorded, and included a valuation allowance of $46 million. The valuation allowance was established upon the acquisition of Markel International and is considered necessary due to the uncertainty of realizing a future tax benefit on pre-acquisition net operating losses. The Company’s net operating losses (including pre-acquisition losses) are principally attributable to Markel Capital Limited and can be carried forward indefinitely to offset Markel Capital Limited’s future taxable income. In recording this deferred tax asset, management has made estimates and judgments that future taxable income will be sufficient to realize the value of the net deferred tax asset.

Intangible Assets

The Company’s consolidated balance sheet as of December 31, 2003 includes goodwill of acquired businesses of approximately $357 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings. Under Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002, goodwill is tested for impairment at least annually in lieu of amortization. The Company completed the annual test for impairment during the fourth quarter of 2003 based upon results of operations through September 30, 2003 and determined that there was no indication of impairment.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Risks and uncertainties are inherent in the Company’s other than temporary decline in value assessment methodology. Risks and uncertainties could include but are not limited to incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings.

The Company

The following discussion and analysis should be read in conjunction with Selected Financial Data, Consolidated Financial Statements and related notes and the discussion under “Critical Accounting Policies” and “Safe Harbor and Cautionary Statement.”

Markel Corporation markets and underwrites specialty insurance products and programs to a variety of niche markets and believes that its specialty product focus and niche market strategy enables it to develop expertise and specialized market knowledge. The Company seeks to differentiate itself from competitors by reason of its expertise, service, continuity and other value-based considerations. The Company competes in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. The Company’s financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value.

The Excess and Surplus Lines segment is comprised of five underwriting units, the Specialty Admitted segment consists of two underwriting units and the London Insurance Market segment is comprised of the ongoing operations of Markel International.

The Excess and Surplus Lines segment writes property and casualty insurance for nonstandard and hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverage tailored for unique exposures.

The Specialty Admitted segment writes risks that are unique and hard-to-place in the standard market but must remain with an admitted insurance company for marketing and regulatory reasons. The underwriting units in this segment write specialty program insurance for well-defined niche markets and personal and commercial property and liability coverages.

The Company participates in the London market through Markel Capital Limited and Markel International Insurance Company Limited, two wholly-owned subsidiaries. Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd’s. Markel Syndicate Management Limited, a wholly-owned subsidiary, manages the Company’s Lloyd’s operations. The London Insurance Market segment writes specialty property, casualty, marine and aviation insurance and reinsurance.

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. Other consisted primarily of discontinued Markel International programs and Corifrance, a wholly-owned subsidiary, for each of the years in the three-year period ended December 31, 2003.

During 2000, the Company began to experience what is commonly referred to within the insurance industry as a hard market. A hard insurance market is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Premium rates continued to increase as a result of significant insured losses from the terrorist attacks of September 11, 2001 (WTC). The events of September 11, 2001, when combined with poor underwriting and price competition over a sustained period of time, left a number of insurance companies insolvent or with significantly depleted amounts of surplus, creating a number of opportunities for the Company to grow its business. As a result of the above events, demand for insurance products to manage risks accelerated, while total underwriting capacity in the marketplace decreased. In 2001, the Company began to re-underwrite its existing programs at higher prices to increase its confidence in the potential for underwriting profits on current business. During 2003, the Company continued to achieve rate increases in most product lines compared to the prior year; however, rate increases have begun to slow and, in certain lines of business, rates have declined. Lines of business that have experienced rate declines include large direct and reinsurance property accounts, aviation and marine war accounts.

The Company believes that the rates currently being obtained on these books of business are at levels that support its underwriting profit targets. For 2004 planning purposes, the Company is anticipating gross premium growth of 5% to 10%. While it is not anticipated that rates will continue to increase at the same pace the property and casualty industry has experienced during the past three years, the Company is committed to maintaining adequate pricing and will not sacrifice its goal of underwriting profitability in order to maintain premium growth. As a result, premium volume may vary when the Company alters its product offerings to maintain or improve underwriting profitability.

For further discussion of the Company’s lines of business, principal products offered, distribution channels, competition and underwriting philosophy see the discussion under Business Overview beginning on page 10.

Key Performance Indicators

The Company measures its success by its ability to compound growth in book value per share over a five-year period. The Company recognizes that it may be difficult to grow book value consistently each year, so it measures itself over a longer period of time. The Company believes that growth in book value per share is the most comprehensive measure of its success because it includes all underwriting and investing results. The Company measures underwriting results by its combined ratio, and investing results by its total investment returns. Both of these measures are discussed in greater detail under “Results of Operations”.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Underwriting Results

The following is a comparison of selected data from the Company’s operations (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Gross premium volume	$2,572,231	$2,217,691	$1,774,361
Net premiums written	$1,975,239	$1,617,188	$1,286,432
Net retention	77%	73%	73%
Earned premiums	$1,864,251	$1,549,016	$1,206,684
Losses and loss adjustment expenses	$1,269,522	$1,114,610	$1,049,421
Underwriting, acquisition and insurance expenses	$584,710	$487,108	$450,859
Underwriting profit (loss)*	$10,019	$(52,702)	$(293,596)

U.S. GAAP COMBINED RATIOS
Excess and Surplus Lines	90%	93%	102%
Specialty Admitted	90%	100%	101%
London Insurance Market	104%	107%	134%
Other	533%	292%	229%
Markel Corporation (Consolidated)	99%	103%	124%

*	See note 18 of the notes to consolidated financial statements for a discussion of underwriting profit (loss) and a reconciliation of this amount to income (loss) before income taxes. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income (loss) or net income (loss) computed in accordance with U.S. GAAP as a measure of profitability.

Underwriting profits are a key component of the Company’s strategy to grow book value per share. The Company believes that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. The Company uses underwriting profit or loss as a basis of evaluating its underwriting performance.

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

The Company’s 2003 underwriting profit was primarily due to higher underwriting profits in the Excess and Surplus Lines segment, a return to underwriting profitability in the Specialty Admitted segment and improved underwriting results in the London Insurance Market segment, partially offset by an underwriting loss of $96.1 million in the Other segment. The Company’s 2002 underwriting loss was primarily due to $68.9 million of underwriting loss in the Other segment. The 2001 underwriting loss was primarily due to $75.0 million of WTC losses and an underwriting loss of $124.7 million in the Other segment.

The following is a discussion of underwriting results by segment, which is supplemented by a summary of prior years’ loss reserve development beginning on page 79.

Excess and Surplus Lines Segment

The improvement in the Excess and Surplus Lines segment’s combined ratio for 2003 was primarily due to an improved loss ratio for most underwriting units in this segment compared to the same periods of 2002. The Company regularly reviews the claims processes at its business units. During 2003, the Company completed a review at the Investors Brokered Excess and Surplus Lines unit. The review highlighted case reserve estimates, primarily for general and products liability programs, including commercial and residential contractors programs, which did not meet the Company’s standards. As a result, the Company updated its actuarial assumptions and increased losses and loss adjustment expenses, primarily for the 1997-2001 accident years. During 2003, aggregate adverse development of prior years’ loss reserves at the Investors Brokered Excess and Surplus Lines unit was $91.1 million. This adverse development was partially offset by $48.0 million of favorable development of prior years’ loss reserves at other units in this segment.

The decrease in the Excess and Surplus Lines segment’s combined ratio for 2002 was primarily due to an improved current year loss ratio in 2002 and an improved expense ratio due to higher volume and lower commission rates. The improvement in 2002’s current year loss ratio was partially offset by prior years’ loss reserve development of $31.4 million on the Investors Brokered Excess and Surplus Lines general and products liability programs.

The Excess and Surplus Lines 2001 combined ratio included $29.0 million of adverse development on the New York contractors program at the Investors Brokered Excess and Surplus Lines unit. Since discontinuing the New York contractors program in January 2000, the Company experienced adverse development in the program and, as a result, initiated a project to re-evaluate its potential ultimate exposure in 2001. Issues involving application of statutes of limitations and the evolving and complex judicial and legislative environment in New York made the process difficult. Based upon these factors, the Company increased reserves in 2001 for business written between 1996 and 2000.

Specialty Admitted Segment

The significant improvement in the Specialty Admitted segment’s combined ratio for 2003 was primarily due to lower current year losses, $12.3 million of favorable development of prior years’ loss reserves and lower expenses as a percentage of earned premiums. In 2002, the Specialty Admitted combined ratio benefited from an improved expense ratio due to higher volume and $8.3 million of prior years’ reserve decreases. These benefits were offset by 2002 catastrophe losses and unfavorable results in two programs cancelled by the Markel Specialty Program Insurance unit, the recreation and leisure program and surety bond program. The 2001 underwriting loss from Specialty Admitted was primarily due to current year losses in 2001 in the Company’s Markel American Specialty Personal and Commercial Lines unit due to higher frequency and severity of claims in the property, high-performance watercraft and motorcycle programs, offset partially by $5.8 million of prior years’ reserve decreases.

London Insurance Market Segment

During 2003, the Company’s international operations experienced approximately $35.0 million of adverse development on prior years’ loss reserves. This adverse development was related to a number of items including loss reserve increases for directors’ and officers’ liability, financial institution risks, medical malpractice and general liability exposures as well as provisions for coverage disputes with insureds. As certain of these exposures were written by continuing underwriting divisions at Markel International, approximately $15.0 million of the increase in prior years’ loss reserves was attributed to programs within the London Insurance Market segment and the remaining $20.0 million was attributed to discontinued programs included in the Other segment.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The improvement in the London Insurance Market segment’s underwriting performance in 2003 was due to more disciplined underwriting, increased pricing and expense control partially offset by the increases in prior years’ loss reserves. The underwriting loss for the London Insurance Market segment in 2003 includes $15.0 million of loss reserve strengthening for 1997 to 2001 U.S. casualty reinsurance programs. Markel International has rapidly reduced its U.S. casualty reinsurance exposure since its acquisition by the Company in 2000. The combined ratio for the London Insurance Market segment improved significantly in 2002. The segment benefited in 2002 from an improved expense ratio primarily due to lower commission rates and lower overhead costs. The 2001 results for the London Insurance Market segment included $70.8 million of WTC losses, $5.0 million of allowances for reinsurance recoverables and $20.0 million of expense charges for the write off of deferred policy acquisition costs from the Marine and Energy division at Markel International. The Company continues to strengthen Markel International’s operating performance and balance sheet through a focus on expense control and underwriting discipline, which includes improved risk selection, pricing and appropriate use of reinsurance for business currently being written.

The Company’s total estimated loss exposure to the events of September 11, 2001 was $75.0 million, net of estimated reinsurance recoverables of approximately $263.0 million. The London Insurance Market segment WTC provision was $70.8 million. The Excess and Surplus Lines and Other segments had WTC provisions of $1.5 million and $2.7 million, respectively. In addition to reported claims, the Company used many loss estimation techniques including detailed policy level reviews, the use of catastrophe modeling software, direct contact with insureds and brokers and sensitivity analysis to possible coverage scenarios in order to develop its estimated WTC exposure. During both 2003 and 2002, the volume of reported WTC losses decreased significantly and the losses that were reported had been included in the Company’s original WTC estimates. The Company continues to believe that its WTC provisions are adequate, however adverse development is possible.

Other Segment

The 2003 underwriting loss from Other was $96.1 million compared to $68.9 million in 2002 and $124.7 million in 2001. In 2003, the underwriting loss from Other included $94.4 million of prior years’ loss reserve increases on discontinued lines of business primarily related to $55.0 million of reserve increases for asbestos and environmental exposures. The remaining $39.4 million of reserve increases consisted of $20.0 million of reserve increases for professional indemnity and general liability reserves, discussed above under “London Insurance Market,” as well as $13.0 million of reserve increases for reinsurance costs and collections issues and $6.4 million of run off costs. In 2002, Other reserves were increased $66.3 million, of which $35.0 million was due to asbestos exposures and related allowances for reinsurance bad debt. The remaining $31.3 million of reserve increases consisted of $22.3 million of run off costs for Other and $9.0 million of reserve increases for reinsurance costs and collection issues. The 2001 underwriting loss included $39.0 million of reserve strengthening in the worldwide motor program, $30.0 million of reserve increases for asbestos exposures and related reinsurance bad debt, $15.0 million of allowances for financially weak reinsurers and collection disputes with reinsurers and $14.4 million of run off costs.

The Company completed its annual review of asbestos and environmental loss reserves in both its U.S. and international operations during the third quarter of 2003. Bankruptcies of asbestos defendants coupled with significant increases in the number of claims from exposed, but not ill, individuals continue to increase the insurance industry’s asbestos exposures. In 2003, the Company’s increase in reserves for asbestos and environmental exposures reflected a higher than expected incidence of new claims and recent adverse appellate and bankruptcy court decisions. As a result of the study and these unfavorable litigation trends, the Company determined that it was appropriate to increase 1986 and prior years’ loss reserves $55.0 million in 2003. In 2002 and 2001, the Company also increased 1986 and prior years’ asbestos and environmental loss reserves and related allowances for reinsurance bad debt $35.0 million and $30.0 million, respectively. The need to increase asbestos loss reserves each of the past three years demonstrates that asbestos and environmental reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. The Company seeks to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future. The Company has established asbestos and environmental reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years. See note 8 of the notes to consolidated financial statements for a further discussion of the Company’s exposures to asbestos and environmental claims.

During 2001, the Company also increased loss reserves for business written between 1997 and 2000 by $39.0 million for Markel International’s discontinued worldwide motor program. The Company discontinued the worldwide motor program book of business shortly after the purchase of Markel International due to the program’s poor administrative controls, including delegation of underwriting and claims authority to brokers around the world, and inadequate pricing. Late in 2001, the Company obtained information from brokers and performed broker audits in order to reassess its potential exposure. Upon completion of this review, the Company determined that reserve strengthening was required.

The Company provides reserves for additional reinsurance costs to run off discontinued programs, financially weak reinsurers and collection disputes with reinsurers. The Company has implemented policies to reduce its reliance on reinsurance in the future, but must still account for and collect reinsurance for business written prior to the acquisition of Markel International. Deterioration in the credit quality of existing reinsurers or disputes over the terms of reinsurance could result in additional charges, which could have an adverse impact on the Company’s results of operations and financial condition.

The following is a summary of the prior years’ loss reserve increases by segment, as discussed above (dollars in millions):

	Year Ended December 31, 2003
	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total Prior Years’ Reserve Increases
General and products liability	91.1	—	—	—	$91.1
Asbestos Exposures(1)	—	—	—	55.0	55.0
Professional indemnity and general liability	—	—	15.0	20.0	35.0
Reinsurance costs and allowance for reinsurance recoverables	—	—	—	13.0	13.0
Net other prior years’ (redundancy) deficiency	(48.0)	(12.3)	(9.4)	6.4	(63.3)

Total before prior years’ premium adjustments	43.1	(12.3)	5.6	94.4	130.8

Prior years’ premium adjustments(2)					(2.2)

TOTAL					$128.6

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Year Ended December 31, 2002
	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total Prior Years’ Reserve Increases
General and products liability	31.4	—	—	—	$31.4
Asbestos Exposures(1)	—	—	—	35.0	35.0
Reinsurance costs and allowance for reinsurance recoverables	—	—	—	9.0	9.0
Net other prior years’ (redundancy) deficiency	(0.2)	(8.3)	6.0	22.3	19.8

Total before prior years’ premium adjustments	31.2	(8.3)	6.0	66.3	95.2

Prior years’ premium adjustments(2)					36.4

TOTAL					$131.6

	Year Ended December 31, 2001
	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total Prior Years’ Reserve Increases
New York Contractors Program	29.0	—	—	—	$29.0
Asbestos Exposures(1)	—	—	—	30.0	30.0
Reinsurance costs and allowance for reinsurance recoverables	—	—	—	15.0	15.0
Worldwide Motor Program	—	—	—	39.0	39.0
Net other prior years’ (redundancy) deficiency	(7.4)	(5.8)	(2.0)	14.4	(0.8)

Total before prior years’ premium adjustments	21.6	(5.8)	(2.0)	98.4	112.2

Prior years’ premium adjustments(2)					25.3

TOTAL					$137.5

(1)	Asbestos exposures include allowances for reinsurance bad debt.

(2)	Prior years’ premium adjustments relate to premiums written in the Company’s international operations and represent the loss reserve impact of the re-estimation of written and earned premiums for prior calendar years. The re-estimation of premium writings has historically been necessary in the Company’s international operations due to the issuance of policies where the final premium amount was not known for a period of time. The Company has significantly reduced writings in these programs and prior years’ premium adjustments will decrease. The effect of prior years’ premium adjustments on loss reserves is shown as a change in loss reserves in the loss reserve development table on page 87. However, these adjustments have no impact on the current calendar year underwriting loss as the underwriting loss on prior years’ premium adjustments was recognized in prior calendar years.

The Company continues to closely monitor the Investors Brokered Excess and Surplus Lines unit, discontinued lines and related reinsurance programs and exposures. The Company believes that its reserves are adequate; however adverse experience is possible and could result in reserve increases in the future.

Premiums

Following is a comparison of gross premium volume by underwriting segment (dollars in thousands):

	Years Ended December 31,
GROSS PREMIUM VOLUME	2003	2002	2001
Excess and Surplus Lines	$1,520,608	$1,316,575	$842,067
Specialty Admitted	270,647	235,598	162,512
London Insurance Market	738,443	622,081	715,826
Other	42,533	43,437	53,956

TOTAL	$2,572,231	$2,217,691	$1,774,361

Excess and Surplus Lines Segment

Excess and Surplus Lines segment gross premium volume increased 15% to $1.5 billion in 2003 compared to $1.3 billion in 2002 and $842.1 million in 2001. The 2003 increase in gross premium volume was primarily due to price increases in most programs. The most significant areas of growth in 2003 were in the Investors Brokered Excess and Surplus Lines and the Shand Professional/Products Liability units. Gross premium volume for the Investors Brokered Excess and Surplus Lines unit increased 21% to $402.8 million in 2003 from $332.4 million last year. Shand Professional/Products Liability gross premium volume grew 13% to $442.1 million in 2003 from $389.9 million for 2002. The 2003 increase in gross premium volume at the Investors Brokered Excess and Surplus Lines unit was primarily due to growth in the casualty programs. The increase in gross premium volume at the Shand Professional/Products Liability unit for 2003 was primarily due to growth in the special risk and specified medical programs. During the third quarter of 2003, submission activity began to slow or decline in certain lines of business within the Excess and Surplus Lines segment, most notably the property programs where the Company has experienced increased competition from standard carriers. The 2002 growth was due to increased submission activity and price increases in most programs. In 2002, the most significant areas of growth were in the Essex Excess and Surplus Lines and Shand Professional/Products Liability units. Gross premium volume for the Essex Excess and Surplus Lines unit increased 57% to $491.5 million in 2002 from $312.9 million in 2001. Shand Professional/Products Liability gross premium volume grew 57% to $389.9 million in 2002 from $248.8 million in 2001. The 2002 increase in gross premium volume at the Essex Excess and Surplus Lines unit was primarily due to growth in the Essex special property and casualty programs. The increase in gross premium volume at the Shand Professional/Products Liability unit for 2002 was primarily due to growth in the medical malpractice and specified medical programs.

Specialty Admitted Segment

Specialty Admitted segment gross premium volume increased 15% to $270.6 million in 2003 compared to $235.6 million in 2002 and $162.5 million in 2001. The 2003 growth was primarily due to higher submissions and price increases in most programs. The most significant areas of growth within the Specialty Admitted segment in 2003 were in the Markel Risk Solutions facility at the Markel Specialty Program Insurance unit and in the motorcycle program at the Markel American Specialty Personal and Commercial Lines unit. The increase in gross premium volume in 2002 was primarily due to higher submissions, price increases and new programs. In 2002, the most significant area of growth for Specialty Admitted was in the property and casualty division of the Markel Specialty Program Insurance unit.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

London Insurance Market Segment

London Insurance Market segment gross premium volume increased 19% to $738.4 million in 2003 compared to $622.1 million in 2002 and $715.8 million in 2001. The growth in 2003 was primarily due to price increases across most programs. The most significant areas of growth were within the professional indemnity and marine and energy underwriting divisions. The increase in 2003 met the Company’s expectations both in terms of volume and price increases achieved. Gross written premiums in the London Insurance Market segment declined 13% in 2002 primarily due to stricter underwriting guidelines, reduced policy limits and the re-underwriting of some classes of business.

Other Segment

Other gross written premiums were $42.5 million in 2003 compared to $43.4 million in 2002 and $54.0 million in 2001 and consisted primarily of Corifrance’s writings and prior years’ premium increases primarily due to higher actual premium writings than previously estimated.

Following is a comparison of earned premiums by significant underwriting segment (dollars in thousands):

	Years Ended December 31,
EARNED PREMIUMS	2003	2002	2001
Excess and Surplus Lines	$1,031,652	$768,563	$503,939
Specialty Admitted	235,275	185,933	138,321
London Insurance Market	575,116	558,534	467,551
Other	22,208	35,986	96,873

TOTAL	$1,864,251	$1,549,016	$1,206,684

Excess and Surplus Lines earned premiums grew 34% in 2003 and 53% in 2002. The growth in both years was primarily due to higher gross premium volume over the past several years for all Excess and Surplus Lines units.

Specialty Admitted earned premiums increased 27% in 2003 and 34% in 2002. The increase in both years was primarily due to higher gross premium volume in existing lines of business and growth in new programs over the past several years.

London Insurance Market earned premiums increased 3% in 2003 and 19% in 2002. The growth in 2003 was primarily the result of increased gross premium volume over the past several quarters and higher retentions across most of the underwriting divisions in the London Insurance Market segment. In 2002, London Insurance Market earned premiums included higher prior years’ premium writings than previously estimated.

Other earned premiums decreased in 2003 and 2002 due to the run off of discontinued programs. Other earned premiums consists primarily of business written by Corifrance and prior years’ premium increases.

Net Retention

The Company purchases reinsurance in order to reduce its retention on individual risks and enable it to write policies with sufficient limits to meet policyholder needs. The Company’s underwriting philosophy seeks to offer products with limits that do not require significant amounts of reinsurance. The Company’s net retention of gross premium volume was 77% in 2003 compared to 73% in both

2002 and 2001. The increase in retention rate in 2003 was primarily due to purchasing lower amounts of reinsurance in 2003 in the Excess and Surplus Lines and London Insurance Market segments, as well as a shift in product mix toward products that require less reinsurance protection. The retention rate for 2002 was impacted by increased reinsurance costs recognized in the marine and energy programs and higher reinsurance costs than originally estimated on prior years’ premium writings in the London Insurance Market segment.

Investing Results

The Company’s business strategy clearly recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. The Company relies on sound underwriting practices to produce investable funds while minimizing underwriting risk. The Company believes it is important to evaluate investment performance by measuring its total investment returns. Total investment returns include items which impact net income, such as net investment income and realized gains or losses from the sales of investments, as well as changes in unrealized holding gains or losses, which do not impact net income. The focus on long-term total investment returns results in variability in the level of realized and unrealized investment gains or losses from one period to the next. Taxable equivalent total return provides a measure of investment performance which considers the yield of both taxable and tax-exempt investments on an equivalent basis.

The following is a comparison of the Company’s investment performance (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Net investment income	$182,608	$170,137	$170,722
Net realized gains	$45,045	$51,042	$20,006
Change in gross unrealized gains	$140,999	$8,065	$76,488
Investment yield(1)	3.8%	4.3%	5.1%
Taxable equivalent total investment return(2)	8.3%	7.0%	8.8%
Taxable equivalent total investment return, after foreign currency effect(2)	10.5%	8.3%	8.4%
Ending portfolio balance	$5,349,952	$4,314,152	$3,591,202

(1)	Investment yield reflects net investment income as a percentage of average invested assets.

(2)	Taxable equivalent total investment return includes tax-exempt interest and dividend payments grossed up using the U.S. corporate tax rate to reflect an equivalent taxable yield.

In both 2003 and 2002, a larger investment portfolio offset lower investment yields. Investments and cash grew approximately 24% in 2003 and 20% in 2002. The increase in the investment portfolio in 2003 was primarily due to cash flows from operations of $631.5 million. The 2002 increase in the investment portfolio was primarily due to cash flows from operations of $507.4 million.

Realized gains in 2003 were primarily the result of the Company’s efforts to manage interest rate volatility and its decision to sell certain government securities and buy higher yielding fixed income investments, including tax-exempt municipal bonds. During 2002, the fixed maturities portfolio in the London Insurance Market segment was reallocated, which resulted in gains being realized. The reallocation focused primarily on extending the duration of the portfolio. Fluctuations in both periods were also the result of interest rate volatility which influences the market values of fixed maturities and equity investments.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company recognized $46.4 million, $18.5 million and $22.8 million of gross realized losses on its fixed maturities and equity securities for the years ended December 31, 2003, 2002 and 2001, respectively. Proceeds received on securities sold at a loss were $1.2 billion in 2003, $386.7 million in 2002 and $201.5 million in 2001.

Approximately 89% of the gross realized losses in 2003 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses were primarily recognized on fixed maturities that were sold to allocate capital to other investments with greater potential for long-term investment returns. Gross realized losses for 2003 included $15.6 million of write downs for other than temporary declines in estimated fair market value for eight securities. The two most significant write downs in 2003 represented approximately 46% of the Company’s total write downs for the year. The first was for an equity security of an advertising and communications services enterprise. This security was written down due to the length of time the investment had been in a continuous unrealized loss position with a fair market value of less than 80% of cost. The second write down was to a fixed maturity for an airline that is currently in bankruptcy. This security was subsequently sold in 2003.

Approximately 68% of the gross realized losses in 2002 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses for 2002 included a $2.4 million write down of a fixed maturity to estimated fair value for the same airline discussed above that was experiencing financial difficulty. Gross realized losses were primarily recognized on fixed maturities as a result of the Company reallocating the fixed maturities portfolio during 2002. The largest equity security loss during 2002 related to the sale of an investment in an auto manufacturer. The security had been in a continuous unrealized loss position for eighteen months. The Company sold the security due to deteriorating conditions in the United States auto market and to allocate capital to investments with greater potential for long-term appreciation.

The change in gross unrealized gains during both 2003 and 2001 was primarily due to appreciation in the Company’s equity securities while the change in gross unrealized gains in 2002 was primarily due to appreciation in the Company’s fixed maturities. Equity securities as a percentage of total investments and cash were 18%, 13% and 15% at December 31, 2003 and 2002 and 2001, respectively. During 2003, the Company added approximately $288 million, at cost, to equity securities. Fluctuations in the Company’s allocations to equity securities reflect its attempt to identify opportunities within the equity market to invest at reasonable prices in companies with solid business plans and capable and honest management.

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other than temporary. All securities with an unrealized loss are reviewed. The Company’s ability to hold securities until recovery is not considered in the evaluation.

At December 31, 2003 and 2002 the Company held securities with gross unrealized losses of $16.1 million and $19.8 million, respectively. Gross unrealized losses at both December 31, 2003 and 2002 were significantly less than 1% of the Company’s total investments, cash and cash equivalents. At December 31, 2003 and 2002 all of these securities were reviewed and the Company believes there were no indications of impairment. See note 2(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

Other Expenses

Amortization of intangible assets decreased to $4.1 million in 2003 compared to $10.7 million in 2002 and $30.7 million in 2001. Intangible assets, other than goodwill, were fully amortized as of June 30, 2003. Effective January 1, 2002, the Company adopted Statement No. 142. The decrease in amortization in 2002 was due to the fact that goodwill is no longer amortized after the adoption of Statement No. 142. Instead, Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually, in lieu of being amortized. See note 6 of the notes to consolidated financial statements for a discussion of the adoption of Statement No. 142.

Interest expense was $52.0 million in 2003 compared to $40.1 million in 2002 and $48.6 million in 2001. The increase in 2003 is primarily due to the Company’s issuance of $250 million of 6.80% unsecured senior notes, due February 15, 2013. For 2002, the decrease in interest expense was primarily due to lower average borrowings during the year under the Company’s revolving credit facility.

The Company reported an effective tax rate of 32% and 36% in 2003 and 2002, respectively, compared to a tax benefit of 31% in 2001. For 2003, the decrease in the Company’s effective tax rate was primarily due to the elimination of nondeductible interest expense in mid-2002 and lower amortization of nondeductible intangible assets in 2003 compared to 2002. See note 7 of the notes to consolidated financial statements for a discussion of factors affecting the realization of the Company’s gross deferred tax assets.

Comprehensive Income (Loss)

The Company reported comprehensive income of $222.1 million in 2003 compared to comprehensive income of $73.3 million in 2002 and $76.9 million of comprehensive loss in 2001. The improvement in 2003 was primarily due to higher net income and a significant increase in the market value of the Company’s investment portfolio compared to 2002. The improvement in 2002 was primarily due to higher net income compared to net losses in 2001. The 2001 comprehensive loss was primarily due to WTC losses, reserve strengthening and expense charges partially offset by the increased market value of the Company’s investment portfolio.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Claims And Reserves

The Company maintains reserves for specific claims incurred and reported, reserves for claims incurred but not reported and reserves for uncollectible reinsurance. Reserves for reported claims are based primarily on case-by-case evaluations of the individual claims. Reserves for reported claims consider the Company’s estimate of the ultimate cost to settle the claims, including investigation and defense of lawsuits resulting from the claims, and may be subject to adjustment for differences between costs originally estimated and costs subsequently re-estimated or incurred.

U.S. GAAP requires that reserves for claims incurred but not reported be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. The Company also evaluates and adjusts reserves for uncollectible reinsurance in accordance with its collection experience, consideration of the financial condition of its reinsurers, as well as collateral held and the development of the gross reserves.

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the 1998 liability for losses and loss adjustment expenses at the end of 1998 for 1998 and all prior years, adjusted for commutations, acquisitions and other, was originally estimated to be $1,649.3 million. Five years later, as of December 31, 2003, this amount was re-estimated to be $1,792.7 million, of which $1,123.2 million had been paid, leaving a reserve of $669.5 million for losses and loss adjustment expenses for 1998 and prior years remaining unpaid as of December 31, 2003.

The following table represents the development of the Company’s balance sheet reserves for the period 1993 through 2003 (in millions):

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Net reserves restated for commutations, acquisitions and other	$930.7	1,013.9	1,117.5	1,242.4	1,393.0	1,649.3	1,979.0	2,053.4	2,307.9	2,779.9	3,315.6

Paid (cumulative) as of:
One year later	151.4	135.9	124.5	145.7	161.1	248.7	550.3	607.7	647.7	702.1
Two years later	253.4	219.1	227.6	266.2	345.1	576.2	908.3	1,030.3	1,169.7
Three years later	307.8	286.9	305.2	399.5	539.6	836.2	1,179.8	1,410.8
Four years later	353.3	337.7	399.7	528.6	667.2	1,001.6	1,421.2
Five years later	387.2	403.7	495.6	619.9	782.6	1,123.2
Six years later	439.4	477.2	584.8	698.3	856.6
Seven years later	497.7	549.6	645.1	752.3
Eight years later	536.7	597.3	690.3
Nine years later	575.7	633.9
Ten years later	617.1
Reserves re-estimated as of:
One year later	894.3	1,005.9	1,094.0	1,217.1	1,356.3	1,611.5	1,992.2	2,191.6	2,440.2	2,908.5
Two years later	915.5	981.1	1,067.2	1,193.1	1,320.1	1,604.8	2,086.1	2,305.6	2,621.4
Three years later	897.8	958.2	1,050.2	1,162.4	1,290.5	1,646.5	2,169.3	2,482.9
Four years later	892.2	953.7	1,034.7	1,115.3	1,318.7	1,698.1	2,300.7
Five years later	893.3	941.7	992.1	1,141.9	1,365.7	1,792.7
Six years later	887.5	903.7	1,028.8	1,187.9	1,441.5
Seven years later	853.3	941.5	1,066.7	1,256.9
Eight years later	890.6	980.0	1,128.3
Nine years later	936.5	1,036.6
Ten years later	990.8
Net cumulative deficiency	$(60.1)	(22.7)	(10.8)	(14.5)	(48.5)	(143.4)	(321.7)	(429.5)	(313.5)	(128.6)

Cumulative%	(6%)	(2%)	(1%)	(1%)	(3%)	(9%)	(16%)	(21%)	(14%)	(5%)
Gross liability, end of year, restated for acquisitions and other	$1,439.3	1,469.5	1,585.9	1,747.8	1,958.1	2,292.2	2,706.7	3,039.4	3,702.3	4,366.1	4,929.7
Reinsurance recoverable, restated for commutations, acquisitions and other	508.6	455.6	468.4	505.4	565.1	642.9	727.7	986.0	1,394.4	1,586.2	1,614.1
Net liability, end of year, restated for commutations, acquisitions and other	$930.7	1,013.9	1,117.5	1,242.4	1,393.0	1,649.3	1,979.0	2,053.4	2,307.9	2,779.9	3,315.6

Gross re-estimated liability	1,585.7	1,612.0	1,746.2	1,945.7	2,210.2	2,731.5	3,636.5	4,020.7	4,318.2	4,555.0
Re-estimated recoverable	594.9	575.4	617.9	688.8	768.7	938.8	1,335.8	1,537.8	1,696.8	1,646.5

Net re-estimated liability	$990.8	1,036.6	1,128.3	1,256.9	1,441.5	1,792.7	2,300.7	2,482.9	2,621.4	2,908.5

Gross cumulative deficiency	$(146.4)	(142.5)	(160.3)	(197.9)	(252.1)	(439.3)	(929.8)	(981.3)	(615.9)	(188.9)

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cumulative deficiencies represent the change in the estimate from the original balance sheet date to the date of the current estimate. For example the 1998 liability for losses and loss adjustment expenses developed a $143.4 million deficiency from December 31, 1998 to December 31, 2003, five years later. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. The gross cumulative deficiencies for 2002 and prior years are presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies depending on the nature and extent of applicable reinsurance. The net and gross cumulative deficiency for 2002 and prior years was primarily the result of adverse development in the Investors Brokered Excess and Surplus Lines unit and Other segment. See Results of Operations for further discussion of prior years’ loss reserve increases.

See note 8 of the notes to consolidated financial statements and the discussion under “Critical Accounting Policies” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity And Capital Resources

The Company seeks to maintain prudent levels of liquidity and financial leverage for the protection of its policyholders, creditors and shareholders. The Company’s target capital structure includes 20% to 30% debt. For purposes of calculating its debt to total capital ratio and consistent with the terms of its revolving credit facility, the Company considers the 8.71% Junior Subordinated Debentures as 100% equity due to the equity-like features of these instruments. The Company has the option to defer interest payments for up to five years and the 8.71% Junior Subordinated Debentures mature in 2046. Calculated in this manner, the Company’s debt to total capital ratio was 29% in 2003 compared to 27% in 2002 (36% in both 2003 and 2002 treating the 8.71% Junior Subordinated Debentures as debt). From time to time, the Company’s debt to total capital ratio may increase due to business opportunities that may be financed in the short-term with debt.

In order to maintain prudent levels of liquidity, the Company seeks to maintain minimum cash and investments at its holding company (Markel Corporation) of approximately two times annual interest expense. At December 31, 2003, $108.6 million of cash and investments were held at Markel Corporation which approximated 2.1 times annual interest expense.

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

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which the Company’s domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Pursuant to such laws, at December 31, 2003, the Company’s domestic insurance subsidiaries could pay dividends of $126.4 million during the following twelve months without prior regulatory approval. There are also regulatory restrictions on the amount of dividends that the Company’s foreign insurance subsidiaries may pay. In general, the Company must provide 14 days advance notice to the Financial Services Authority prior to receiving dividends from its foreign insurance subsidiaries.

Net cash provided by operating activities increased to $631.5 million in 2003 compared to $507.4 million in 2002 and $164.5 million in 2001. In 2003, the increase in cash provided by operating activities was primarily due to growth in gross premium volume and continued underwriting profitability in the Company’s U.S. operations and higher operating cash flows in the Company’s international operations compared to 2002. The improvement in 2002 was primarily due to increased cash flows in the Excess and Surplus Lines and Specialty Admitted segments due to growth in gross premium volume and continued profitability, as well as, positive operating cash flows in the Company’s international operations.

The Company’s invested assets increased to $5.3 billion at December 31, 2003 from $4.3 billion at December 31, 2002. The increase in invested assets was primarily due to the significant increase in net cash provided by operating activities discussed above. See note 2(f) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash used by investing activities was $819.6 million, $462.2 million and $328.5 million, respectively, for years ended December 31, 2003, 2002 and 2001. The increase in 2003 was primarily due to higher turnover in the fixed maturities portfolio compared to 2002. In mid-2002, the management of Markel International’s fixed maturities portfolio was consolidated with that of the U.S. investment operations. At that time, the Company began to rebalance Markel International’s fixed maturities portfolio to align credit characteristics and duration with the remainder of the Company’s fixed maturities portfolio. The realignment continued into 2003. Additionally, the Company’s goal of matching the duration of the fixed maturities portfolio to the estimated duration of its liabilities caused additional turnover in the portfolio due to the volatility of interest rates during 2003.

At December 31, 2003, reinsurance recoverable on paid and unpaid losses was $1.8 billion compared to $1.7 billion in the prior year. The increase was primarily due to increased premium volume within the Excess and Surplus Lines segment and prior years’ loss reserve development in 2003, partially offset by higher net retentions over the past several years. See note 14 of the notes to consolidated financial statements for a discussion of reinsurance recoverables and exposures. While management believes that reinsurance recoverable balances are collectible, deterioration in reinsurers’ ability to pay or collection disputes could adversely affect the Company’s operating cash flows, financial position and results of operation.

At December 31, 2003, unpaid losses and loss adjustment expenses were $4.9 billion compared to $4.4 billion at December 31, 2002. The increase was primarily due to increased gross premium volume and prior years’ loss reserve development.

The following summary reconciles unpaid losses and loss adjustment expenses by operating segment to the Company’s consolidated financial statements (dollars in thousands):

	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Consolidated
December 31, 2003	1,870,170	222,273	1,677,077	1,160,193	$4,929,713
December 31, 2002	1,480,517	190,246	1,478,011	1,218,029	$4,366,803

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Unearned premiums increased to $1.1 billion at December 31, 2003 from $937.4 million in the prior year. The increase was primarily due to increased gross premium volume in the Excess and Surplus Lines segment.

The following is a summary of the Company’s contractual cash payment obligations at December 31, 2003 (dollars in thousands):

	Payments by Due Dates
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Convertible notes payable	$90,601	90,601	—	—	—
Senior long-term debt	521,510	—	110,000	164,008	247,502
8.71% Junior Subordinated Debentures	150,000	—	—	—	150,000
Operating leases	108,995	11,921	23,320	25,564	48,190

TOTAL	$871,106	102,522	133,320	189,572	445,692

See notes 5, 9, 10 and 11 of the notes to consolidated financial statements for a further discussion of these obligations. Holders of the convertible notes may require the Company to repurchase these obligations on June 5, 2004.

Holders may require the Company to repurchase some or all of its convertible notes payable on June 5, 2004 for up to $92.6 million. See note 9 of the notes to consolidated financial statements for further discussion of the Company’s convertible notes payable.

Senior long-term debt was $521.5 million and $404.4 million at December 31, 2003 and 2002, respectively. As of December 31, 2003, there was $110.0 million outstanding under the revolving credit facility compared to $175.0 million outstanding at December 31, 2002.

On September 30, 2003, the Company arranged a revolving credit facility which provides $220 million of capacity for working capital and other general corporate purposes. The facility replaced the Company’s previous $300 million revolving credit facility and expires December 2006.

The Company was in compliance with all covenants contained in its revolving credit facility at December 31, 2003. To the extent that the Company was not in compliance with its covenants, the Company’s access to the credit facility could be restricted. While the Company believes such action is unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity. See note 10 of the notes to consolidated financial statements for further discussion of the Company’s revolving credit facility.

During 2003, the Company issued $250 million of 6.8% unsecured senior notes, due February 15, 2013. The unsecured notes were issued under an existing shelf registration statement. Net proceeds to the Company were $247.3 million and were primarily used to repay $175.0 million outstanding under the Company’s revolving credit facility.

At December 31, 2003, the Company had $55.3 million of irrevocable undrawn letters of credit and $1.9 billion of investments, cash and cash equivalents held in trust or on deposit for the benefit of policyholders or reinsurers in the event of default by the Company on its obligations to pay claims. These investments, cash and cash equivalents and the related liabilities are included on the Company’s consolidated balance sheets. See note 2(f) of the notes to consolidated financial statements.

The Company also has other contingencies, including contingencies involving litigation, that arise in the normal conduct of its operations. See note 15 of the notes to consolidated financial statements for further discussion of these contingencies.

The Company’s insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC’s requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2003, the capital and surplus of each of the Company’s domestic insurance subsidiaries was above the minimum regulatory threshold.

Capital adequacy of the Company’s international insurance subsidiaries is regulated by the Financial Services Authority, the Council of Lloyd’s and the Bermuda Registrar of Companies. At December 31, 2003, the capital and surplus of each of the Company’s international insurance subsidiaries was above the minimum regulatory thresholds.

During 2003, the Company contributed $149.4 million of capital to its insurance subsidiaries to support premium writings. The Company’s ultimate premium writings for 2004 will determine if additional capital will be needed.

During 2004, the Company expects to reallocate capital and liabilities from certain of its wholly-owned Bermuda subsidiaries, which are in run off, to Markel International. These transactions will likely be accomplished by means of commutation and reinsurance agreements between the subsidiaries and will be subject to regulatory approval. The transactions may result in a need for additional capital at Markel International.

The Company has access to various capital sources including dividends from its insurance subsidiaries, holding company investments and cash, undrawn capacity under its revolving credit facility and access to the debt and equity capital markets. Management believes the Company has sufficient liquidity to meet its capital needs.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Equity Price Risk

The estimated fair value of the Company’s investment portfolio at December 31, 2003 was $5.3 billion, 82% of which was invested in fixed maturities, short-term investments and cash, and 18% of which was invested in equity securities. At December 31, 2002, the estimated fair value of the Company’s investment portfolio was $4.3 billion, 87% of which was invested in fixed maturities, short-term investments and cash, and 13% of which was invested in equity securities. The Company will continue to invest shareholder funds in equity securities which have historically, over long periods of time, produced higher returns relative to fixed maturities. The Company seeks to invest at reasonable prices in companies with solid business plans and capable and honest management. The Company intends to hold these investments over the long term. This focus on long-term total investment returns may result in variability in the level of unrealized investment gains or losses from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes. See note 2(a) of the notes to consolidated financial statements for disclosure of gross unrealized gains (losses) by investment category.

At December 31, 2003, the Company’s equity portfolio was concentrated in terms of the number of issuers and industries. At December 31, 2003, the Company’s ten largest equity holdings represented $546.7 million or 56% of the equity portfolio. Investments in the property and casualty insurance industry represented $370.1 million, or 38% of the equity portfolio at December 31, 2003. Such concentrations can lead to higher levels of short-term price volatility. Due to its long-term investment focus, the Company is not concerned with short-term market volatility as long as its insurance subsidiaries’ ability to write business is not impaired. The Company has investment guidelines that set limits on the amount of equity securities its insurance subsidiaries can hold.

The table below summarizes the Company’s equity price risk and shows the effect of a hypothetical 20% increase or decrease in market prices as of December 31, 2003 and 2002. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of December 31, 2003
Equity Securities	$968,777	20% increase	$1,162,532	9.1
		20% decrease	$775,022	(9.1)

As of December 31, 2002
Equity Securities	$550,909	20% increase	$661,091	6.2
		20% decrease	$440,727	(6.2)

Interest Rate Risk

The Company’s fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

Approximately three-quarters of the Company’s investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments, cash and cash equivalents, has an average duration of 3.8 years and an average rating of “AA”. See note 2(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of the Company’s fixed maturity portfolio. The fixed maturity portfolio is exposed to interest rate fluctuations: as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company’s liabilities. The Company has investment guidelines which limit the maximum duration and maturity of the fixed maturity portfolio.

The Company utilizes a commercially available model to estimate the effect of interest rate risk on the fair values of its fixed maturity portfolio and borrowings. The model estimates the impact of interest rate changes on a wide range of factors including duration, prepayment, put options and call options. Fair values are estimated based on the net present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single point-in-time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The table below summarizes the Company’s interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2003 and 2002. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value Fixed Maturities	Shareholders’ Equity
FIXED MATURITY INVESTMENTS
As of December 31, 2003
Total Fixed Maturity
Investments*	$4,381,175	200 bp decrease	$4,757,664	8.6	17.7
		100 bp decrease	4,569,343	4.3	8.8
		100 bp increase	4,193,311	(4.3)	(8.8)
		200 bp increase	4,012,343	(8.4)	(17.3)

As of December 31, 2002
Total Fixed Maturity
Investments*	$3,763,243	200 bp decrease	$4,089,907	8.7	18.3
		100 bp decrease	3,920,736	4.2	8.8
		100 bp increase	3,613,826	(4.0)	(8.4)
		200 bp increase	3,465,112	(7.9)	(16.7)

LIABILITIES**
As of December 31, 2003
Borrowings**	$704,000	200 bp decrease	$773,702		***
		100 bp decrease	739,321		***
		100 bp increase	663,615		***
		200 bp increase	625,917		***

As of December 31, 2002
Borrowings**	$447,000	200 bp decrease	$495,495		***
		100 bp decrease	469,878		***
		100 bp increase	426,782		***
		200 bp increase	408,309		***

*	Includes short-term investments, cash and cash equivalents.

**	Balances outstanding under the Company’s revolving credit facility at December 31, 2003 and 2002 are not included in the above table. Interest rates on the amounts outstanding under this facility reset frequently, which limits the impact of changing interest rates.

***	Changes in estimated fair value have no impact on shareholders’ equity.

Foreign Exchange Risk

The Company has foreign exchange risk on its assets and liabilities. The Company primarily manages this risk by matching assets and liabilities in each foreign currency as closely as possible.

At both December 31, 2003 and 2002, approximately 83% of the Company’s investment portfolio and cash was denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% at December 31, 2003 and 2002 and the United Kingdom Sterling/United States Dollar exchange rate had increased or decreased by 5%, the economic effect on an after-tax basis would have been approximately $1.8 million and $1.7 million, respectively.

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

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Act) was signed into law. The Act creates a three-year program to share the risk of loss from foreign terrorist attacks between the federal government and the insurance industry. All property and casualty insurers are required to provide coverage for terrorism risks as defined by the Act at a level that corresponds to the limits and terms for other risks covered in the insured’s policy. Both primary and excess insurers must provide this mandatory coverage but reinsurers and retrocessional reinsurers are not covered by the Act. Personal lines and medical malpractice coverage are also excluded. To be covered by the Act, aggregate losses must exceed $5 million and be the result of an act perpetrated within the United States on behalf of a foreign person or interest.

The Company frequently reviews its outstanding policies and monitors its concentrations of exposed policies by product line and by geographic region. The Company tracks policy aggregates at the location address and uses an internal database and its in-house underwriting systems to track accumulations of terrorism exposure.

The Company has developed specific underwriting and pricing guidelines for terrorism coverage for new and renewal business and evaluates its maximum loss exposure on a regular basis.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Controls And Procedures

As of December 31, 2003, the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (CEO) and the Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls).

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter of 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Safe Harbor And Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding the Company’s business, estimates and management assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things:

•	the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	the occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry;

•	the Company’s anticipated premium growth is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	the Company is legally required to offer terrorism insurance and has attempted to manage its exposure, however, in the event of a covered terrorist attack, the Company could sustain material losses;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with the Company’s asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	the Company recently completed a review of claims processes at the Investors Brokered Excess and Surplus Lines unit. The Company continues to closely monitor this unit and discontinued lines and related reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges;

•	regulatory actions can impede the Company’s ability to charge adequate rates and efficiently allocate capital;

•	economic conditions, interest rates and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities;

•	loss of services of any executive officers and

•	changes in the Company’s assigned financial strength or debt ratings.

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

Markel Corporation & Subsidiaries

OTHER INFORMATION

Market And Dividend Information

The Company’s common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 25, 2004 was approximately 495. The total number of shareholders, including those holding shares in street name or in brokerage accounts is estimated to be in excess of 10,000. The Company’s current strategy is to retain earnings and consequently the Company has not paid and does not expect to pay a cash dividend on its common stock.

High and low sales prices as reported on the New York Stock Exchange composite tape for 2003 were $279.00 and $201.50, respectively. See Quarterly Information on page 70 for additional quarterly sales price information.

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

The Company makes available free of charge on or through its internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company internet website address is www.markelcorp.com.

Transfer Agent

Wachovia Bank, N.A.

Corporate Trust Operations

1525 West W.T. Harris Boulevard

Building 3C3

Charlotte, North Carolina 28288-1153

(800) 829-8432

Code of Conduct

The Company has adopted a code of business conduct and ethics (Code of Conduct) which is applicable to all directors and associates of the Company, including its executive officers. The Company has posted the Code of Conduct on its internet website at www.markelcorp.com. The Company intends to satisfy applicable disclosure requirements regarding amendments to, or waivers from, provisions of its Code of Conduct by posting such information on its internet website. Shareholders may obtain printed copies of the Code of Conduct by writing Mr. Bruce Kay, Vice President of Investor Relations, at the address of the corporate offices listed below, or by calling (800) 446-6671.

Annual Shareholders’ Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, Franklin and Adams Streets, Richmond, Virginia at 4:30 p.m., May 11, 2004.

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

Executive Officers

Alan I. Kirshner

Chairman of the Board and Chief Executive Officer since 1986. He served as President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 68.

Anthony F. Markel

President and Chief Operating Officer since March of 1992. He served as Executive Vice President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 62.

Steven A. Markel

Vice Chairman since March of 1992. He served as Treasurer from 1986 to August of 1993 and Executive Vice President from 1986 to March of 1992 and has been a Director of the Company since 1978. Age 55.

Darrell D. Martin

Executive Vice President and Chief Financial Officer since March of 1992. He served as Chief Financial Officer from 1988 to March of 1992 and has been a Director of the Company since 1991. Age 55.

Thomas S. Gayner

Chief Investment Officer since January of 2001. He served as Vice President Equity Investments from June of 1995 to January of 2001 and as President, Markel Gayner Asset Management, Inc., a subsidiary, since December of 1990. He has been Director of the Company since November 1998. During 2003, Mr. Gayner became a director for seven mutual funds in the family of funds advised by Davis Selected Advisors, L.P. Age 42.

Paul W. Springman

Executive Vice President since August of 2002. He served as President, Markel North America, from January 2000 to August 2002 and as President and Chief Operating Officer, Shand Morahan & Co., Inc., a subsidiary, from May of 1995 to January of 2000 and as Executive Vice President and Chief Operating Officer, Shand Morahan & Co., Inc. from March of 1993 to May of 1995. Age 52.

Index to Exhibits

3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (4.2)b

4(i)	Credit Agreement dated September 30, 2003, among Markel Corporation, the lenders named therein and SunTrust Bank, as Administrative Agent (4)c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 2003, and the respective Notes thereto, included in this Annual Report on Form10-K.

Management Contracts or Compensatory Plans required to be filed (Item 10.1–10.13)

10.1	Markel Corporation 1986 and 1989 Stock Option Plans as amended (4(d))d

10.2	Trust and Amendment Under Markel Corporation 1989 Non-Employee Directors StockOptionPlan (10.2)e

10.3	Executive Employment Agreement between Markel Corporation and Alan I. Kirshner dated as of December 22, 2000 (10.3)f

10.4	Executive Employment Agreement between Markel Corporation and Anthony F. Markel dated as of December 22, 2000 (10.4)f

10.5	Executive Employment Agreement between Markel Corporation and Steven A. Markel dated as of December 22, 2000 (10.5)f

10.6	Executive Employment Agreement between Markel Corporation and Darrell D. Martin dated as of December 22, 2000 (10.6)f

10.7	Executive Employment Agreement between Markel Corporation and Thomas S. Gayner dated as of June 1, 2003 (10.2)g

10.8	Executive Employment Agreement between Markel Corporation and Paul W. Springman dated as of June 1, 2003 (10.5)g

10.9	Description of Executive Bonus Plan, as amended**

10.10	Employee Stock Purchase and Bonus Plan**

10.11	Markel Corporation Omnibus Incentive Plan (Appendix B)h

10.12	Form of Restricted Stock Unit Award for Directors (10.8)g

10.13	Form of Restricted Stock Unit Award for Executive Officers**

21	Certain subsidiaries of Markel Corporation**

23	Consents of independent auditors to incorporation by reference of certain reports into the Registrant’s Registration Statements on Forms S-8 and S-3**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

**	filed with this report

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333–107661, dated August 5, 2003.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2003.

d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission on May 25, 1989 in the Registrant’s Registration Statement on Form S-8 (Registration No. 33-28921).

e.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s (Commission File No. 001-13051) report on Form 10-K for the year ended December 31, 1999.

f.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2000.

g.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2003.

h.	Incorporated by reference from the appendix shown in parentheses filed with the Commission in the Registrant’s Proxy Statement and Definitive 14A filed April 2, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	/s/ Steven A. Markel

Vice Chairman
March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Alan I. Kirshner,*	Chief Executive Officer and Chairman of the Board of Directors

/s/ Anthony F. Markel,*	President, Chief Operating Officer and Director

/s/ Steven A. Markel,*	Vice Chairman and Director

/s/ Darrell D. Martin,*	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Douglas C. Eby,*	Director

/s/ Thomas S. Gayner,*	Director

/s/ Leslie A. Grandis,*	Director

/s/ Stewart M. Kasen,*	Director

/s/ Gary L. Markel,*	Director

/s/ Jay M. Weinberg,*	Director

*	Signed as of March 15, 2004