Form 10-Q
period 2004-03-31
MARKEL CORP
filed 2004-05-05
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Number of shares of the registrant’s common stock outstanding at April 30, 2004: 9,850,887

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $3,965,328 in 2004 and $3,840,339 in 2003)	$4,096,252	$3,926,652
Equity securities (cost of $687,810 in 2004 and $638,445 in 2003)	1,055,145	968,777
Short-term investments (estimated fair value approximates cost)	74,222	82,012

Total Investments, Available-For-Sale	5,225,619	4,977,441

Cash and cash equivalents	265,522	372,511
Receivables	507,324	450,920
Reinsurance recoverable on unpaid losses	1,615,752	1,614,114
Reinsurance recoverable on paid losses	162,334	156,493
Deferred policy acquisition costs	207,221	200,284
Prepaid reinsurance premiums	204,333	213,403
Intangible assets	357,317	357,317
Other assets	208,307	189,750

Total Assets	$8,753,729	$8,532,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,085,483	$4,929,713
Unearned premiums	1,087,772	1,060,188
Payables to insurance companies	144,828	150,159
Convertible notes payable (estimated fair value of $106,000 in 2004 and $99,000 in 2003)	91,750	90,601
Senior long-term debt (estimated fair value of $574,000 in 2004 and $562,000 in 2003)	521,983	521,510
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $162,000 in 2004 and $153,000 in 2003)	150,000	150,000
Other Liabilities	197,212	247,783

Total Liabilities	7,279,028	7,149,954

Shareholders’ equity
Common stock	737,784	737,356
Retained earnings	415,049	375,041
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of tax expense of $174,391 in 2004 and $145,826 in 2003	323,868	270,819
Cumulative translation adjustments, net of tax benefit of $1,077 in 2004 and $505 in 2003	(2,000)	(937)

Total Shareholders’ Equity	1,474,701	1,382,279
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$8,753,729	$8,532,233

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$505,392	$432,353
Net investment income	48,663	45,233
Net realized gains from investment sales	7,393	6,471

Total Operating Revenues	561,448	484,057

OPERATING EXPENSES
Losses and loss adjustment expenses	326,334	280,019
Underwriting, acquisition and insurance expenses	160,063	135,636
Amortization of intangible assets	—	2,629

Total Operating Expenses	486,397	418,284

Operating Income	75,051	65,773
Interest expense	12,881	11,395

Income Before Income Taxes	62,170	54,378
Income tax expense	19,894	17,945

Net Income	$42,276	$36,433

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
Net holding gains (losses) arising during the period	$57,854	$(15,529)
Less reclassification adjustments for gains included in net income	(4,805)	(4,206)

Net unrealized gains (losses)	53,049	(19,735)
Currency translation adjustments, net of taxes	(1,063)	1,984

Total Other Comprehensive Income (Loss)	51,986	(17,751)

Comprehensive Income	$94,262	$18,682

NET INCOME PER SHARE
Basic	$4.29	$3.70
Diluted	$4.29	$3.70

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Common Stock
Balance at beginning of period	$737,356	$736,246
Issuance of common stock and other equity transactions	428	205

Balance at end of period	$737,784	$736,451

Retained Earnings
Balance at beginning of period	$375,041	$251,568
Net income	42,276	36,433
Repurchase of common stock	(2,268)	(1)

Balance at end of period	$415,049	$288,000

Accumulated Other Comprehensive Income
Unrealized gains
Balance at beginning of period	$270,819	$179,170
Net unrealized holding gains (losses) arising during the period, net of taxes	53,049	(19,735)

Balance at end of period	323,868	159,435
Cumulative translation adjustments
Balance at beginning of period	(937)	(7,873)
Translation adjustments, net of taxes	(1,063)	1,984

Balance at end of period	(2,000)	(5,889)

Balance at end of period	$321,868	$153,546

Shareholders’ Equity at End of Period	$1,474,701	$1,177,997

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$42,276	$36,433
Adjustments to reconcile net income to net cash provided by operating activities	12,482	67,172

Net Cash Provided By Operating Activities	54,758	103,605

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	854,101	880,426
Proceeds from maturities, calls and prepayments of fixed maturities	39,381	53,051
Cost of fixed maturities and equity securities purchased	(1,059,421)	(1,233,462)
Net change in short-term investments	7,790	(25,532)
Other	(1,758)	228

Net Cash Used By Investing Activities	(159,907)	(325,289)

FINANCING ACTIVITIES
Additions to senior long-term debt	—	198,020
Repayments and repurchases of senior long-term debt	—	(175,000)
Repurchase of common stock	(2,268)	(1)
Other	428	205

Net Cash Provided (Used) By Financing Activities	(1,840)	23,224

Decrease in cash and cash equivalents	(106,989)	(198,460)
Cash and cash equivalents at beginning of period	372,511	444,236

Cash and Cash Equivalents at End of Period	$265,522	$245,776

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - March 31, 2004

1. Principles of Consolidation

The consolidated balance sheet as of March 31, 2004 and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2004 and 2003, are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2003 was derived from the Company’s audited annual consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2003 annual report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain reclassifications of prior year’s amounts have been made to conform with 2004 presentations.

2. Net Income per share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income, as reported (basic and diluted)	$42,276	$36,433

Average common shares outstanding	9,853	9,837
Dilutive potential common shares	4	19

Average diluted shares outstanding	9,857	9,856

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

Stock based compensation cost, net of taxes, included in net income under APB Opinion No. 25 was $0.5 million and $0.1 million for the quarters ended March 31, 2004 and 2003, respectively. Under the fair value method principles of Statement No. 123, pro forma stock based compensation cost, net of taxes, and pro forma net income would not have differed from reported amounts for the quarters ended March 31, 2004 and 2003. The pro forma impact of stock options issued after 1994 had no effect on basic or diluted net income per share in the periods presented.

4. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands) :

	Three Months Ended March 31,
	2004		2003
	Written	Earned	Written	Earned
Direct	$570,114	$598,639	$571,896	$553,281
Assumed	94,741	56,069	72,840	35,320
Ceded	(126,274)	(149,316)	(169,773)	(156,248)

Net premiums	$538,581	$505,392	$474,963	$432,353

Incurred losses and loss adjustment expenses are net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $82.9 million and $45.3 million for the three months ended March 31, 2004 and 2003, respectively.

5. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

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

6. Convertible Notes Payable

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

7. Income Taxes

During the quarter ended March 31, 2004, the Internal Revenue Service (IRS) completed its review of the Company’s appeal of the previously issued assessment based upon alleged overstatement of loss reserves for tax returns filed for 1997, 1998 and 1999. The Company’s appeal was accepted and the assessment was withdrawn.

8. Comprehensive Income

Other comprehensive income (loss) is composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $31.2 million and $(8.4) million for the quarters ended March 31, 2004 and 2003, respectively. The related tax expense on the reclassification adjustments for gains included in net income was $2.6 million and $2.3 million for the quarters ended March 31, 2004 and 2003, respectively. The related tax expense (benefit) on foreign currency translation adjustments was $(0.6) million and $1.1 million for the quarters ended March 31, 2004 and 2003, respectively.

9. Segment Reporting Disclosures

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

Segment profit or (loss) for each of the Company’s operating segments is measured by underwriting profit or (loss). The property and casualty insurance industry commonly defines underwriting profit or (loss) as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or (loss) does not replace operating income (loss) or net income (loss) computed in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as a measure of profitability. Underwriting profit or (loss) provides a basis for management to evaluate the Company’s underwriting performance. Segment profit for the Investing segment is measured by net investment income and net realized gains or losses.

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

a) Following is a summary of segment disclosures (dollars in thousands):

	Quarter Ended March 31, 2004
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$362,269	$61,738	$211,046	$—	$29,802	$664,855
Net premiums written	278,001	58,341	177,682	—	24,557	538,581

Earned premiums	$275,454	$62,745	$160,007	$—	$7,186	$505,392
Losses and loss adjustment expenses	150,089	35,830	134,678	—	5,737	326,334
Underwriting, acquisition and insurance expenses	78,306	21,738	56,264	—	3,755	160,063

Underwriting profit (loss)	47,059	5,177	(30,935)	—	(2,306)	18,995

Net investment income	—	—	—	48,663	—	48,663
Net realized gains from investment sales	—	—	—	7,393	—	7,393

Segment profit (loss)	$47,059	$5,177	$(30,935)	$56,056	$(2,306)	$75,051

Interest expense						12,881

Income before income taxes						$62,170

U.S. GAAP combined ratio*	83%	92%	119%	—	132%	96%

	Quarter Ended March 31, 2003
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$365,609	$57,738	$199,690	$—	$21,699	$644,736
Net premiums written	255,695	53,467	147,720	—	18,081	474,963

Earned premiums	$236,674	$54,658	$134,238	$—	$6,783	$432,353
Losses and loss adjustment expenses	146,221	33,715	88,763	—	11,320	280,019
Underwriting, acquisition and insurance expenses	62,650	19,954	49,231	—	3,801	135,636

Underwriting profit (loss)	27,803	989	(3,756)	—	(8,338)	16,698

Net investment income	—	—	—	45,233	—	45,233
Net realized gains from investment sales	—	—	—	6,471	—	6,471

Segment profit (loss)	$27,803	$989	$(3,756)	$51,704	$(8,338)	$68,402

Amortization of intangible assets						2,629
Interest expense						11,395

Income before income taxes						$54,378

U.S. GAAP combined ratio*	88%	98%	103%	—	223%	96%

*	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

	As of
	March 31, 2004	December 31, 2003
Segment Assets
Investing	$5,491,141	$5,349,952
Other	3,262,588	3,182,281

Total Assets	$8,753,729	$8,532,233

10. Goodwill and Other Intangible Assets

As required by Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, goodwill is tested at least annually for impairment. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30. There was no indication of goodwill impairment as of March 31, 2004 or December 31, 2003.

Intangible assets (other than goodwill) were fully amortized as of June 30, 2003. The amortization expense for intangible assets was $2.6 million for the quarter ended March 31, 2003.

The carrying amounts of goodwill by reporting unit at both March 31, 2004 and 2003 were as follows: Excess and Surplus Lines, $81.8 million, and London Insurance Market, $275.5 million.

11. Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court of the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. This matter is still in the discovery phase and is not expected to be ready for trial before late 2004 or 2005. The Company believes it has numerous defenses to this claim, including the defense that the alleged reinsurance agreements and insurance policies were not valid. The Company intends to vigorously defend this matter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The accompanying Consolidated Financial Statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries (the Company).

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

Readers are urged to review the Company’s 2003 annual report on Form 10-K for a more complete description of the Company’s Critical Accounting Policies.

The Company

The Company markets and underwrites specialty insurance products and programs to a variety of niche markets. In each of these markets, the Company seeks to be a market leader. The financial goals of the Company are to earn consistent underwriting profits and superior investment returns to build shareholder value.

The Company competes in three segments of the specialty insurance marketplace: the Excess & Surplus Lines, the Specialty Admitted and the London markets. The Excess and Surplus Lines segment is comprised of five underwriting units, the Specialty Admitted segment consists of two underwriting units and the London Insurance Market segment is comprised of the ongoing operations of Markel International.

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

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. Other consisted primarily of discontinued Markel International programs and Corifrance, a wholly-owned subsidiary, for both quarters ended March 31, 2004 and 2003.

Results of Operations

Three Months ended March 31, 2004 compared to Three Months ended March 31, 2003

Underwriting Results

Following is a comparison of selected data from the Company’s operations (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Gross premium volume	$664,855	$644,736
Net premiums written	$538,581	$474,963
Net retention	81%	74%
Earned premiums	$505,392	$432,353
Losses and loss adjustment expenses	$326,334	$280,019
Underwriting, acquisition and insurance expenses	$160,063	$135,636
Underwriting profit*	$18,995	$16,698

U.S. GAAP Combined Ratios
Excess and Surplus Lines	83%	88%
Specialty Admitted	92%	98%
London Insurance Market	119%	103%
Other	132%	223%
Markel Corporation (Consolidated)	96%	96%

*	See note 9 of the notes to consolidated financial statements for a discussion of underwriting profit or (loss) and a reconciliation of this amount to income (loss) before income taxes. The property and casualty insurance industry commonly defines underwriting profit or (loss) as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or (loss) does not replace operating income (loss) or net income (loss) computed in accordance with U.S. GAAP as a measure of profitability.

Underwriting profits are a key component of the Company’s strategy to grow book value per share. The Company believes that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. The Company uses underwriting profit or (loss) as a basis of evaluating its underwriting performance.

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio of greater than 100% reflects an underwriting loss.

While the combined ratio was 96% in both quarters ended March 31, 2004 and 2003, the Company’s underwriting profit increased 14% to $19.0 million in 2004 from $16.7 million in 2003 as a result of higher earned premium in 2004. The continued improvement in underwriting performance for the Excess and Surplus Lines and Specialty Admitted segments was partially offset by loss development in the London Insurance Market segment during the quarter ended March 31, 2004.

The combined ratio for the Excess and Surplus Lines segment improved for the quarter ended March 31, 2004 primarily due to favorable development of prior years’ loss reserves and strong pricing.

The Specialty Admitted segment produced improved underwriting results for the quarter ended March 31, 2004 compared to the same period of 2003 primarily due to lower current year losses.

The underwriting loss for the London Insurance Market segment for the quarter ended March 31, 2004 was $30.9 million compared to $3.8 million for the same period of 2003. The first quarter of 2004 included $30.0 million of loss reserve increases for adverse development from 1997 to 2001 on U.S. casualty reinsurance, financial institution risks and general and professional liability exposures, most of which are no longer written.

The Other underwriting loss for the quarter ended March 31, 2004 was $2.3 million compared to $8.3 million for the same period of 2003. The underwriting loss for the first quarter of 2003 included a $5.0 million allowance for potentially uncollectible reinsurance related to the Company’s discontinued operations.

Premiums

While most of the Company’s insurance operations continue to achieve rate increases compared to the prior year, rate increases have begun to slow and, in certain lines of business, rates have declined. Lines of business which have experienced rate declines include large direct and reinsurance property accounts, aviation, energy and marine war accounts. Despite these rate reductions, the Company believes that the rates being obtained on these books of business are still at levels that support underwriting profit targets. The Company is committed to maintaining adequate pricing and will not sacrifice its goal of underwriting profitability in order to maintain premium growth. As a result, premium volume may vary when the Company alters its product offerings to maintain or improve underwriting profitability.

Following is a comparison of gross premium volume and earned premiums by significant underwriting segment:

Gross Premium Volume			Earned Premiums
Three Months Ended March 31,			Three Months Ended March 31,
2004	2003	(dollars in thousands)	2004	2003
$362,269	$365,609	Excess and Surplus Lines	$275,454	$236,674
61,738	57,738	Specialty Admitted	62,745	54,658
211,046	199,690	London Insurance Market	160,007	134,238
29,802	21,699	Other	7,186	6,783

$664,855	$644,736	Total	$505,392	$432,353

Gross written premium for the quarter ended March 31, 2004 increased 3%, slightly below the Company’s anticipated 2004 gross premium growth of 5% to 10%. In total, gross written premium for the Excess and

Surplus Lines and Specialty Admitted segments for the quarter ended March 31, 2004 was flat compared to the same period of 2003. Gross written premium on property business decreased $20 million due to increased market competition. Gross written premium on the casualty book of business at the Investors Brokered Excess and Surplus Lines unit decreased $15 million due to the Company’s decision to re-underwrite and re-price this business in response to prior years’ loss reserve development during 2003. These decreases were offset by new programs and growth in other casualty business in these two segments. The increase in gross written premium for the London Insurance Market segment was primarily due to movement in foreign currency rates since 2003. Other gross written premiums consisted primarily of Corifrance’s writings in 2004 and 2003.

Earned premium for the first quarter of 2004 increased 17% compared to the same period of 2003. This increase is due to higher gross premium volume and higher retentions over the past year in all segments.

Net Retention

The Company purchases reinsurance in order to reduce its retention on individual risks and enable it to write policies with sufficient limits to meet policyholder needs. The Company’s underwriting philosophy seeks to offer products with limits that do not require significant amounts of reinsurance. The Company’s net retention of gross premium volume increased to 81% in the first quarter of 2004 compared to 74% in the prior year. The increase was primarily due to changes in the mix of premium writings and purchasing lower amounts of reinsurance in both the Excess and Surplus Lines and the London Insurance Market segments during 2004 compared to 2003.

Investment Results

Net investment income for the first quarter of 2004 was $48.7 million compared to $45.2 million in the prior year. In the first quarter of 2004, a larger investment portfolio offset lower investment yields. During the first quarter of 2004, the Company added approximately $49 million on a cost basis to the equity investment portfolio.

In the first quarter of 2004, the Company recognized $7.4 million of net realized gains compared to $6.5 million of net realized gains in 2003. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Other Expenses

Interest expense for the first quarter of 2004 was $12.9 million compared to $11.4 million for the same period of 2003. The increase was primarily due to the 2003 issuance of $250 million of unsecured senior notes.

For the quarter ended March 31, 2004, the Company’s effective tax rate was 32% compared to 33% for the quarter ended March 31, 2003.

Comprehensive Income

Comprehensive income was $94.3 million for the first quarter of 2004 compared to $18.7 million for the same period of 2003. The improvement was primarily due to a significant increase in the market value of the Company’s investment portfolio during the first quarter of 2004 compared to a decline in market value during the same period of 2003. Comprehensive income for the first quarter of 2004 includes $1.1 million of losses from currency translation adjustments, net of taxes, compared to gains of $2.0 million for the same period of 2003. The Company attempts to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition as of March 31, 2004

At March 31, 2004, the Company’s investment portfolio increased 3% to $5.5 billion from $5.3 billion at December 31, 2003. The Company reported net unrealized gains, net of taxes, on its fixed maturity and equity investments of $323.9 million at March 31, 2004 compared to $270.8 million at December 31, 2003. Equity securities were $1.1 billion, or 19% of the total investment portfolio, at March 31, 2004 compared to $1.0 billion, or 18%, at December 31, 2003.

For the three month period ended March 31, 2004, the Company reported net cash provided by operating activities of $54.8 million, compared to $103.6 million for the same period in 2003. The decrease was primarily due to larger incentive compensation and contingent commission payments in the first quarter of 2004 compared to the same period last year as a result of the strong underwriting performance for the year ended December 31, 2003.

For the three month period ended March 31, 2004, the Company reported net cash used by investing activities of $159.9 million compared to $325.3 million in 2003. The decreased use of cash for investing activities during 2004 was primarily due to decreased operating cash flows.

For the three month period ended March 31, 2004, the Company reported net cash used by financing activities of $1.8 million compared to net cash provided by financing activities of $23.2 million in 2003. The net cash used by financing activities during the first quarter of 2004 was primarily due to the repurchase of 8,200 shares of the Company’s common stock. These repurchases were made in anticipation of the future issuance of the Company’s common stock to satisfy grants of Restricted Stock Units made to directors and officers under the Markel Corporation Omnibus Incentive Plan. The net cash provided by financing activities during the three month period ended March 31, 2003 was primarily the result of the debt issuance during the first quarter of 2003 partially offset by the repayment of the outstanding balance under the Company’s revolving credit facility.

During the second quarter of 2004, holders may require the Company to repurchase some or all of its convertible notes payable. See note 6 of the notes to the consolidated financial statements for further discussion of the Company’s convertible notes payable. The Company also expects to reallocate capital and liabilities from certain of its wholly-owned Bermuda subsidiaries to Markel International by means of commutation and reinsurance agreements between the subsidiaries. Additionally, the Company will be required to fund losses at Lloyd’s related to closed years of account for syndicates now in run-off. The Company anticipates these transactions may require up to $200 million of cash during 2004.

The Company has access to various liquidity sources including dividends from its insurance subsidiaries, holding company investments and cash, undrawn capacity under its revolving credit facility and access to the debt and equity capital markets. Management believes that the Company has sufficient liquidity to meet its needs.

Shareholders’ equity at March 31, 2004 was $1,474.7 million compared to $1,382.3 million at December 31, 2003. Book value increased 7% to $149.70 per share primarily as a result of $42.3 million of net income and a $53.0 million increase in net unrealized investment gains, net of taxes, for the quarter ended March 31, 2004.

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

The Company’s market risks at March 31, 2004 have not materially changed from those identified at December 31, 2003.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding the Company’s business, estimates and management assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things:

•	The impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	The occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry;

•	The Company’s anticipated premium growth is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	The Company is legally required to offer terrorism insurance and has attempted to manage its exposure, however, in the event of a covered terrorist attack, the Company could sustain material losses;

•	Changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with the Company’s asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	Industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	The Company recently completed a review of claims processes at the Investors Brokered Excess and Surplus Line unit. The Company continues to closely monitor this unit and discontinued lines and related reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges;

•	Regulatory actions can impede the Company’s ability to charge adequate rates and efficiently allocate capital; and

•	Economic conditions, interest rates and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the Company’s common stock repurchases for the quarter ended March 31, 2004:

Issuer Purchases of Equity Securities¹

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs

01/01/2004-01/31/2004	—	—	—	—

02/01/2004-02/29/2004	—	—	—	—

03/01/2004-03/31/2004	8,200	$276.31	0	—

Total	8,200	$276.31	0	—

¹	All purchases were made via open-market transactions. Such purchases were made in anticipation of the future issuance of common stock to satisfy grants of Restricted Stock Units made to directors and officers under the Markel Corporation Omnibus Incentive Plan. The Company does not have any publicly announced plans or programs to repurchase its common stock.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b)	On January 29, 2004, the Company filed a report on Form 8-K furnishing under Item 7 and Item 12 a copy of the Company’s press release announcing fourth quarter and year-end 2003 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of May, 2004.

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2004 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated August 5, 2003.

c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2003.

*	Filed with this report.