Form 10-Q
period 2004-06-30
MARKEL CORP
filed 2004-08-04
CIK 1096343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Yes ☒ No ☐

Number of shares of the registrant’s common stock outstanding at July 30, 2004: 9,847,262

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $3,990,183 in 2004 and $3,840,339 in 2003)	$3,996,111	$3,926,652
Equity securities (cost of $731,188 in 2004 and $638,445 in 2003)	1,068,056	968,777
Short-term investments (estimated fair value approximates cost)	54,349	82,012

Total Investments, Available-For-Sale	5,118,516	4,977,441

Cash and cash equivalents	367,667	372,511
Receivables	510,154	450,920
Reinsurance recoverable on unpaid losses	1,575,970	1,614,114
Reinsurance recoverable on paid losses	118,857	156,493
Deferred policy acquisition costs	207,613	200,284
Prepaid reinsurance premiums	190,176	213,403
Intangible assets	357,317	357,317
Other assets	236,194	189,750

Total Assets	$8,682,464	$8,532,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,125,017	$4,929,713
Unearned premiums	1,072,285	1,060,188
Payables to insurance companies	104,253	150,159
Convertible notes payable (estimated fair value of $103,000 in 2004 and $99,000 in 2003)	92,846	90,601
Senior long-term debt (estimated fair value of $545,000 in 2004 and $562,000 in 2003)	522,455	521,510
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $153,000 in both 2004 and 2003)	150,000	150,000
Other liabilities	183,445	247,783

Total Liabilities	7,250,301	7,149,954

Shareholders’ equity
Common stock	738,024	737,356
Retained earnings	472,970	375,041
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of tax expense of $119,979 in 2004 and $145,826 in 2003	222,817	270,819
Cumulative translation adjustments, net of tax benefit of $888 in 2004 and $505 in 2003	(1,648)	(937)

Total Shareholders’ Equity	1,432,163	1,382,279
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$8,682,464	$8,532,233

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$515,426	$438,873	$1,020,818	$871,226
Net investment income	48,025	45,467	96,688	90,700
Net realized gains (losses) from investment sales	(203)	36,732	7,190	43,203

Total Operating Revenues	563,248	521,072	1,124,696	1,005,129

OPERATING EXPENSES
Losses and loss adjustment expenses	301,794	279,933	628,128	559,952
Underwriting, acquisition and insurance expenses	161,694	138,157	321,757	273,793
Amortization of intangible assets	—	1,498	—	4,127

Total Operating Expenses	463,488	419,588	949,885	837,872

Operating Income	99,760	101,484	174,811	167,257
Interest expense	12,941	13,641	25,822	25,036

Income Before Income Taxes	86,819	87,843	148,989	142,221
Income tax expense	27,782	28,988	47,676	46,933

Net Income	$59,037	$58,855	$101,313	$95,288

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
Net holding gains (losses) arising during the period	$(101,182)	$111,458	$(43,328)	$95,929
Less reclassification adjustments for gains (losses) included in net income	131	(23,876)	(4,674)	(28,082)

Net unrealized gains (losses)	(101,051)	87,582	(48,002)	67,847
Currency translation adjustments, net of taxes	352	4,741	(711)	6,725

Total Other Comprehensive Income (Loss)	(100,699)	92,323	(48,713)	74,572

Comprehensive Income (Loss)	$(41,662)	$151,178	$52,600	$169,860

NET INCOME PER SHARE
Basic	$5.99	$5.98	$10.28	$9.68
Diluted	$5.99	$5.97	$10.28	$9.66

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Six Months Ended June 30,
	2004	2003
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$737,356	$736,246
Issuance of common stock and other equity transactions	668	285

Balance at end of period	$738,024	$736,531

RETAINED EARNINGS
Balance at beginning of period	$375,041	$251,568
Net income	101,313	95,288
Repurchase of common stock	(3,384)	(1)

Balance at end of period	$472,970	$346,855

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains
Balance at beginning of period	$270,819	$179,170
Net unrealized holding gains (losses) arising during the period, net of taxes	(48,002)	67,847

Balance at end of period	222,817	247,017
Cumulative translation adjustments
Balance at beginning of period	(937)	(7,873)
Currency translation adjustments, net of taxes	(711)	6,725

Balance at end of period	(1,648)	(1,148)

Balance at end of period	$221,169	$245,869

Shareholders’ Equity at End of Period	$1,432,163	$1,329,255

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2004	2003
	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$101,313	$95,288
Adjustments to reconcile net income to net cash provided by operating activities	130,301	163,178

Net Cash Provided By Operating Activities	231,614	258,466

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,297,570	2,390,739
Proceeds from maturities, calls and prepayments of fixed maturities	84,268	110,188
Cost of fixed maturities and equity securities purchased	(1,640,143)	(2,889,405)
Net change in short-term investments	27,663	(35,734)
Other	(3,100)	(1,749)

Net Cash Used By Investing Activities	(233,742)	(425,961)

FINANCING ACTIVITIES
Additions to senior long-term debt	—	247,282
Repayments and repurchases of senior long-term debt	—	(175,000)
Repurchase of common stock	(3,384)	(1)
Other	668	285

Net Cash Provided (Used) By Financing Activities	(2,716)	72,566

Decrease in cash and cash equivalents	(4,844)	(94,929)
Cash and cash equivalents at beginning of period	372,511	444,236

Cash and Cash Equivalents at End of Period	$367,667	$349,307

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The consolidated balance sheet as of June 30, 2004, the related consolidated statements of operations and comprehensive income (loss) for the quarters and six months ended June 30, 2004 and 2003, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2003 was derived from the Company’s audited annual consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2003 annual report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain reclassifications of prior year’s amounts have been made to conform with 2004 presentations.

2.	Net Income Per Share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2002
Net income, as reported (basic and diluted)	$59,037	$58,855	$101,313	$95,288

Average common shares outstanding	9,849	9,840	9,851	9,839
Dilutive potential common shares	5	22	5	22

Average diluted shares outstanding	9,854	9,862	9,856	9,861

3.	Stock Compensation Plans

The Company applies the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement (Statement) No. 123, Accounting for Stock-Based Compensation, as amended.

Stock-based compensation cost, net of taxes, included in net income under APB Opinion No. 25 was $0.2 million and $0.7 million, respectively, for the quarter and six months ended June 30, 2004 and $0.2 million and $0.3 million, respectively, for the same periods in 2003. Under the fair value method principles of Statement No. 123, pro forma stock-based compensation cost, net of taxes, and pro forma net income would not have differed from reported amounts for the quarters and six months ended June 30, 2004 and 2003.

4.	Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

	Quarter Ended June 30,
	2004		2003
	Written	Earned	Written	Earned
Direct	$608,742	$607,762	$596,913	$558,719
Assumed	24,037	23,024	21,942	27,481
Ceded	(115,428)	(115,360)	(142,984)	(147,327)

Net premiums	$517,351	$515,426	$475,871	$438,873

	Six Months Ended June 30,
	2004		2003
	Written	Earned	Written	Earned
Direct	$1,178,856	$1,206,401	$1,168,809	$1,112,000
Assumed	118,778	79,093	94,782	62,801
Ceded	(241,702)	(264,676)	(312,757)	(303,575)

Net premiums	$1,055,932	$1,020,818	$950,834	$871,226

Incurred losses and loss adjustment expenses are net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $61.2 million and $54.8 million, respectively, for the quarters ended June 30, 2004 and 2003 and $144.1 million and $100.1 million, respectively, for the six months ended June 30, 2004 and 2003.

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

The Company’s potential obligation to accrue contingent additional principal terminated in accordance with the terms of the LYONs on June 5, 2004.

The Company will pay contingent cash interest to the holders of the LYONs during the six-month period commencing June 5, 2006 and during any six-month period thereafter if the average market price of a LYON for a specified period equals or exceeds 120% of the sum of the issue price and accrued original issue discount of the LYON.

Each LYON will be convertible into 1.1629 shares of common stock upon the occurrence of any of the following events: if the closing price of the Company’s common shares on the New York Stock Exchange exceeds specified levels, if the credit rating of the LYONs is reduced below specified levels, if the Company calls the LYONs for redemption, or if the Company is party to certain mergers or consolidations. The shares that would be issued if the LYONs were converted are not included in the Company’s calculation of diluted earnings per share for the quarter and six months ended June 30, 2004 and 2003, as none of the conversion events had occurred.

LYONs holders have the right to require the Company to repurchase the LYONs on June 5th of 2006, 2011, 2016, 2021 and 2026 at their accreted value on these dates as follows:

June 5, 2006	$349.46
June 5, 2011	$431.24
June 5, 2016	$532.16
June 5, 2021	$656.69
June 5, 2026	$810.36

The Company may choose to pay the purchase price for such repurchases in cash or common shares of the Company. The Company may redeem the LYONs for cash on or after June 5, 2006 at their accreted value.

LYONs holders also had the right to require the Company to repurchase the LYONS at an accreted value of $321.27 on June 5, 2004; however, no holders exercised this right.

7.	Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains (losses) included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $(54.5) million and $(23.3) million, respectively, for the quarter and six months ended June 30, 2004 and $60.0 million and $51.7 million, respectively, for the same periods in 2003. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income was $(0.1) million and $2.5 million, respectively, for the quarter and six months ended June 30, 2004 and $12.9 million and $15.1 million, respectively, for the same periods in 2003. The related tax expense (benefit) on foreign currency translation adjustments was $0.2 million and $(0.4) million, respectively, for the quarter and six months ended June 30, 2004 and $2.6 million and $3.6 million, respectively, for the same periods in 2003.

8.	Segment Reporting Disclosures

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

a)	Following is a summary of segment disclosures (dollars in thousands):

	Quarter Ended June 30, 2004
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$378,402	$84,037	$166,626	$—	$3,714	$632,779
Net premiums written	300,364	78,874	136,430	—	1,683	517,351
Earned premiums	$291,216	$64,996	$153,365	$—	$5,849	$515,426
Losses and loss adjustment expenses	158,091	36,498	100,435	—	6,770	301,794
Underwriting, acquisition and insurance expenses	86,257	18,986	53,130	—	3,321	161,694

Underwriting profit (loss)	46,868	9,512	(200)	—	(4,242)	51,938

Net investment income	—	—	—	48,025	—	48,025
Net realized losses from investment sales	—	—	—	(203)	—	(203)

Segment profit (loss)	$46,868	$9,512	$(200)	$47,822	$(4,242)	$99,760

Interest expense						12,941

Income before income taxes						$86,819

U.S. GAAP combined ratio*	84%	85%	100%	—	173%	90%

	Quarter Ended June 30, 2003
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$371,802	$73,700	$165,888	$—	$7,465	$618,855
Net premiums written	265,780	69,320	137,869	—	2,902	475,871
Earned premiums	$247,242	$57,416	$129,977	$—	$4,238	$438,873
Losses and loss adjustment expenses	149,339	34,217	86,842	—	9,535	279,933
Underwriting, acquisition and insurance expenses	69,037	18,460	45,700	—	4,960	138,157

Underwriting profit (loss)	28,866	4,739	(2,565)	—	(10,257)	20,783

Net investment income	—	—	—	45,467	—	45,467
Net realized gains from investment sales	—	—	—	36,732	—	36,732

Segment profit (loss)	$28,866	$4,739	$(2,565)	$82,199	$(10,257)	$102,982

Amortization of intangible assets						1,498
Interest expense						13,641

Income before income taxes						$87,843

U.S. GAAP combined ratio*	88%	92%	102%	—	342%	95%

	Six Months Ended June 30, 2004
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$740,671	$145,775	$377,672	$—	$33,516	$1,297,634
Net premiums written	578,365	137,215	314,112	—	26,240	1,055,932
Earned premiums	$566,670	$127,741	$313,372	$—	$13,035	$1,020,818
Losses and loss adjustment expenses	308,180	72,328	235,113	—	12,507	628,128
Underwriting, acquisition and insurance expenses	164,563	40,724	109,394	—	7,076	321,757

Underwriting profit (loss)	93,927	14,689	(31,135)	—	(6,548)	70,933

Net investment income	—	—	—	96,688	—	96,688
Net realized gains from investment sales	—	—	—	7,190	—	7,190

Segment profit (loss)	$93,927	$14,689	$(31,135)	$103,878	$(6,548)	$174,811

Interest expense						25,822

Income before income taxes						$148,989

U.S. GAAP combined ratio*	83%	89%	110%	—	150%	93%

	Six Months Ended June 30, 2003
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$737,411	$131,438	$365,578	$—	$29,164	$1,263,591
Net premiums written	521,475	122,787	285,589	—	20,983	950,834
Earned premiums	$483,916	$112,074	$264,215	$—	$11,021	$871,226
Losses and loss adjustment expenses	295,560	67,932	175,605	—	20,855	559,952
Underwriting, acquisition and insurance expenses	131,687	38,414	94,931	—	8,761	273,793

Underwriting profit (loss)	56,669	5,728	(6,321)	—	(18,595)	37,481

Net investment income	—	—	—	90,700	—	90,700
Net realized gains from investment sales	—	—	—	43,203	—	43,203

Segment profit (loss)	$56,669	$5,728	$(6,321)	$133,903	$(18,595)	$171,384

Amortization of intangible assets						4,127
Interest expense						25,036

Income before income taxes						$142,221

U.S. GAAP combined ratio*	88%	95%	102%	—	269%	96%

*	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

b)	The following summary reconciles segment assets to the Company’s consolidated financial statements (dollars in thousands):

	As of
	June 30, 2004	December 31, 2003
Segment Assets
Investing	$5,486,183	$5,349,952
Other	3,196,281	3,182,281

Total Assets	$8,682,464	$8,532,233

9.	Goodwill and Other Intangible Assets

Statement No. 142, Goodwill and Other Intangible Assets, requires goodwill to be tested at least annually for impairment. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30. There was no indication of goodwill impairment as of June 30, 2004 or December 31, 2003.

Intangible assets other than goodwill were fully amortized as of June 30, 2003. The amortization expense for intangible assets was $1.5 million and $4.1 million, respectively, for the quarter and six months ended June 30, 2003.

The carrying amounts of goodwill by reporting unit at both June 30, 2004 and 2003 were as follows: Excess and Surplus Lines, $81.8 million, and London Insurance Market, $275.5 million.

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

Management reviews its estimates and assumptions quarterly, including the adequacy of reserves for unpaid losses and loss adjustment expenses and reinsurance allowance for doubtful accounts, as well as the recoverability of deferred tax assets and intangible assets and the evaluation of the investment portfolio for other than temporary declines in value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

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

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. Other consisted primarily of discontinued Markel International programs and Corifrance, a wholly-owned subsidiary, for the quarters and six months ended June 30, 2004 and 2003.

Results of Operations

The following information presents results of operations for the quarter and six months ended June 30, 2004 compared to the quarter and six months ended June 30, 2003.

Underwriting Results

Following is a comparison of selected data from the Company’s operations (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross premium volume	$632,779	$618,855	$1,297,634	$1,263,591
Net premiums written	517,351	475,871	1,055,932	950,834
Net retention	82%	77%	81%	75%
Earned premiums	515,426	438,873	1,020,818	871,226
Losses and loss adjustment expenses	301,794	279,933	628,128	559,952
Underwriting, acquisition and insurance expenses	161,694	138,157	321,757	273,793
Underwriting Profit*	51,938	20,783	70,933	37,481

U.S. GAAP Combined Ratios
Excess and Surplus Lines	84%	88%	83%	88%
Specialty Admitted	85%	92%	89%	95%
London Insurance Market	100%	102%	110%	102%
Other	173%	342%	150%	269%
Markel Corporation (Consolidated)	90%	95%	93%	96%

*	See note 8 of the notes to consolidated financial statements for a discussion of underwriting profit or (loss) and a reconciliation of this amount to income before income taxes. The property and casualty insurance industry commonly defines underwriting profit or (loss) as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or (loss) does not replace operating income (loss) or net income (loss) computed in accordance with U.S. GAAP as a measure of profitability.

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

The Company reported a combined ratio of 90% and 93%, respectively, for the quarter and six months ended June 30, 2004 compared to a combined ratio of 95% and 96%, respectively, for the same periods in 2003. For the quarter ended June 30, 2004, the underwriting performance of all segments improved compared to the prior year. For the six months ended June 30, 2004, the improved underwriting performance for the Excess and Surplus Lines and Specialty Admitted segments was partially offset by loss development in the London Insurance Market segment during the first quarter of 2004.

The combined ratio for the Excess and Surplus Lines segment improved for the quarter and six months ended June 30, 2004 compared to the same periods of 2003 primarily due to lower current year losses and strong pricing.

The Specialty Admitted segment produced improved underwriting results for the quarter and six months ended June 30, 2004 compared to the same periods of 2003 primarily due to lower current year losses and lower expense ratios.

The improvement in the London Insurance Market segment’s combined ratio for the second quarter of 2004 was primarily due to a lower loss ratio compared to the same period of 2003. The underwriting loss for the London Insurance Market segment for the six months ended June 30, 2004 was $31.1 million compared to $6.3 million for the same period of 2003. The underwriting loss for the six months ended June 30, 2004 included $30.0 million of loss reserve increases reported during the first quarter of 2004.

Premiums

The pricing environment began to soften on certain product lines during the first half of 2004 as a result of increased competition. While the Company has experienced market pressure to reduce rates in some lines, the Company believes the rates being obtained across all lines of business are at levels that support underwriting profit targets. The Company will not sacrifice underwriting profits to achieve top line growth.

Following is a comparison of gross premium volume by significant underwriting segment:

Gross Premium Volume

Quarter Ended June 30,			Six Months Ended June 30,
2004	2003	(dollars in thousands)	2004	2003
$378,402	$371,802	Excess and Surplus Lines	$740,671	$737,411
84,037	73,700	Specialty Admitted	145,775	131,438
166,626	165,888	London Insurance Market	377,672	365,578
3,714	7,465	Other	33,516	29,164

$632,779	$618,855	Total	$1,297,634	$1,263,591

While the Company may not achieve its previous estimate of gross premium growth of 5% to 10% for 2004, net retention of gross written premium has increased, consistent with the Company’s strategy to retain more of its underwriting profits. Net written premium increased 9% to $517.4 million and 11% to $1.1 billion, respectively, for the quarter and six months ended June 30, 2004 compared to the same periods of 2003.

Following is a comparison of earned premiums by significant underwriting segment:

Earned Premiums

Quarter Ended June 30,			Six Months Ended June 30,
2004	2003	(dollars in thousands)	2004	2003
$291,216	$247,242	Excess and Surplus Lines	$566,670	$483,916
64,996	57,416	Specialty Admitted	127,741	112,074
153,365	129,977	London Insurance Market	313,372	264,215
5,849	4,238	Other	13,035	11,021

$515,426	$438,873	Total	$1,020,818	$871,226

Earned premium increased 17% for both the quarter and six months ended June 30, 2004 compared to the same periods of 2003. The increase in both periods of 2004 was due to higher gross premium volume and higher retentions over the past year in all segments.

Net Retention

The Company purchases reinsurance in order to reduce its retention on individual risks and to enable it to write policies with sufficient limits to meet policyholder needs. The Company’s underwriting philosophy seeks to offer products with limits that do not require significant amounts of reinsurance. Net retention of gross written premium for the second quarter of 2004 was 82% compared to 77% for the second quarter of 2003. For the six months ended June 30, 2004, net retention of gross written premium was 81% compared to 75% for the same period of 2003. The increase was primarily due to changes in the mix of premium writings and purchasing lower amounts of reinsurance in both the Excess and Surplus Lines and the London Insurance Market segments during 2004 compared to 2003.

Investment Results

Second quarter 2004 net investment income was $48.0 million compared to $45.5 million in the second quarter of 2003. Net investment income for the six months ended June 30, 2004 was $96.7 million compared to $90.7 million for the same period of 2003. In both periods of 2004, a larger investment portfolio offset lower investment yields.

In the second quarter of 2004, net realized losses were $0.2 million compared to net realized gains of $36.7 million in the second quarter of 2003. For the six month period ended June 30, 2004, net realized gains were $7.2 million compared to net realized gains of $43.2 million for the same period last year. Realized gains in both periods of 2003 were primarily the result of the Company’s decision to sell certain government securities and buy higher yielding fixed income investments, including tax-exempt municipal bonds. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Net realized gains (losses) for the quarter and six months ended June 30, 2004 included $1.6 million of realized losses resulting from the write down of an equity security. This security was deemed by management to have a decline in value that was other than temporary. Net realized gains in the second quarter of 2003 were partially offset by $3.5 million of realized losses resulting from the write-down of a fixed income security. For the six months ended June 30, 2003, net realized gains were partially offset by $15.0 million of realized losses resulting from the write down of one fixed income security and five equity securities to their estimated fair value. At June 30, 2004, the Company held securities with gross unrealized losses of approximately $54.3 million, or less than 1% of the Company’s total investments, cash and cash equivalents. At June 30, 2004, all of these securities were reviewed and the Company believes there were no indications of other than temporary impairment.

Other Expenses

The Company’s effective tax rate was 32% for both the quarter and six months ended June 30, 2004 compared to 33% for the same periods of 2003.

Comprehensive Income (Loss)

Comprehensive loss was $41.7 million for the second quarter of 2004 compared to comprehensive income of $151.2 million for the same period of 2003. For the six months ended June 30, 2004, comprehensive income was $52.6 million compared to $169.9 million in 2003. The decrease in both periods was primarily due to unrealized losses on the Company’s investment portfolio in both periods of 2004 compared to unrealized gains during the same periods of 2003. For the quarter and six months ended June 30, 2004, the investment portfolio produced net unrealized losses, net of tax, of $101.1 million and $48.0 million, respectively. The unfavorable movement in the investment portfolio during the quarter was partially offset by net income of $59.0 million. For the six months ended June 30, 2004, net income of $101.3 million offset the unfavorable movement in the investment portfolio. Comprehensive loss for the second quarter of 2004 includes a $0.4 million gain from currency translation adjustments, net of taxes, compared to a gain of $4.7 million for the same period of 2003. For the six months ended June 30, 2004, the loss from currency translation adjustments, net of taxes, was $0.7 million compared to a gain of $6.7 million for the same period in 2003. The Company attempts to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition

At June 30, 2004, the Company’s investment portfolio increased approximately 3% to $5.5 billion from $5.3 billion at December 31, 2003. The Company reported net unrealized gains, net of taxes, on its fixed maturity and equity investments of $222.8 million at June 30, 2004 compared to $270.8 million at December 31, 2003. Equity securities were $1.1 billion, or 19% of the total investment portfolio, at June 30, 2004 compared to $968.8 million, or 18%, at December 31, 2003.

For the six months ended June 30, 2004, the Company reported net cash provided by operating activities of $231.6 million, compared to $258.5 million for the same period in 2003. The decrease was primarily due to larger incentive compensation and contingent commission payments in the first quarter of 2004 compared to the same period of 2003 as a result of the strong underwriting performance for the year ended December 31, 2003.

For the six months ended June 30, 2004, the Company reported net cash used by investing activities of $233.7 million compared to $426.0 million in 2003. The decreased use of cash for investing activities during 2004 was primarily due to the timing of the Company’s allocation of operating cash flows into its investment portfolio during the first six months of 2003.

For the six months ended June 30, 2004, the Company reported net cash used by financing activities of $2.7 million compared to net cash provided by financing activities of $72.6 million in 2003. The net cash used by financing activities during the six months ended June 30, 2004 was primarily due to the repurchase of 12,000 shares of the Company’s common stock. These repurchases were made in anticipation of the future issuance of the Company’s common stock to satisfy grants of Restricted Stock Units made to directors and officers under the Markel Corporation Omnibus Incentive Plan. The net cash provided by financing activities during the six months ended June 30, 2003 was primarily the result of the debt issuance during the first and second quarters of 2003, partially offset by the repayment of the outstanding balance under the Company’s revolving credit facility.

Prior to December 31, 2004, the Company expects to reallocate capital and liabilities among and between certain wholly-owned subsidiaries of Markel International by means of commutation and reinsurance agreements between the subsidiaries. The Company anticipates this transaction may require a capital contribution to Markel International of approximately $70 million.

The Company has access to various liquidity sources including dividends from its insurance subsidiaries, holding company investments and cash, undrawn capacity under its revolving credit facility and access to the debt and equity capital markets. Management believes that the Company has sufficient liquidity to meet its needs.

Shareholders’ equity at June 30, 2004 was $1,432.2 million compared to $1,382.3 million at December 31, 2003. Book value per share was $145.44 at June 30, 2004, an increase of 4% since December 31, 2003. The increase in book value per share was the result of net income for the six months ended June 30, 2004, partially offset by the decline in market value of the Company’s investment portfolio, which occurred during the second quarter of 2004.

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

The Company’s market risks at June 30, 2004 have not materially changed from those identified at December 31, 2003.

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

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding the Company’s business, estimates and management assumptions. Future actual results may differ materially from those described in this report because of many factors. Among other things:

•	The impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	The occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry;

•	The Company’s anticipated premium growth is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	The Company is legally required to offer terrorism insurance and has attempted to manage its exposure, however, in the event of a covered terrorist attack, the Company could sustain material losses;

•	Changing legal and social trends and inherent uncertainties, including but not limited to those uncertainties associated with the Company’s asbestos and environmental reserves, in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	Industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	The Company continues to closely monitor discontinued lines and related reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges;

•	Regulatory actions can impede the Company’s ability to charge adequate rates and efficiently allocate capital; and

•	Economic conditions, interest rates and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments, as well as on the carrying value of other assets and liabilities.

The Company’s premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors. Additional factors that could affect the Company are discussed in the Company’s reports on Forms 8-K,
10-Q and 10-K. By making these forward-looking statements, the Company is not intending to become obligated to publicly update or revise any forward-looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the Company’s common stock repurchases for the quarter ended June 30, 2004:

Issuer Purchases of Equity Securities1

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs

04/01/2004-04/30/2004	—	—	—	—

05/01/2004-05/31/2004	3,800	$293.15	0	—

06/01/2004-06/30/2004	—	—	—	—

Total	3,800	$293.15	0	—

[1]	All purchases were made via open-market transactions. Such purchases were made in anticipation of the future issuance of common stock to satisfy grants of Restricted Stock Units made to directors and officers under the Markel Corporation Omnibus Incentive Plan. The Company does not have any publicly announced plans or programs to repurchase its common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on May 11, 2004, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2004. The results of the meeting were as follows:

Election of Directors	For	Withheld
Alan I. Kirshner	8,385,562	391,280
Anthony F. Markel	8,386,492	390,349
Steven A. Markel	8,386,492	390,349
Douglas E. Eby	8,506,629	270,212
Leslie A. Grandis	8,386,492	390,349
Stewart M. Kasen	8,334,421	442,420
Jay M. Weinberg	8,506,729	270,112

Ratification of Selection of Auditors:

For	Against	Abstentions and Broker Non-Votes
8,555,763	209,064	12,014

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b)	On April 29, 2004, the Company filed a report on Form 8-K furnishing under Item 7 and Item 12 a copy of the Company’s press release announcing first quarter 2004 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of August, 2004.

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2004 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

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