Form 10-Q
period 2004-09-30
MARKEL CORP
filed 2004-11-03
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Number of shares of the registrant’s common stock outstanding at October 29, 2004: 9,847,253

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,171,190 in 2004 and $3,840,339 in 2003)	$4,267,467	$3,926,652
Equity securities (cost of $755,752 in 2004 and $638,445 in 2003)	1,088,883	968,777
Short-term investments (estimated fair value approximates cost)	205,533	82,012

Total Investments, Available-For-Sale	5,561,883	4,977,441

Cash and cash equivalents	356,623	372,511
Receivables	464,458	450,920
Reinsurance recoverable on unpaid losses	1,618,605	1,614,114
Reinsurance recoverable on paid losses	112,637	156,493
Deferred policy acquisition costs	211,887	200,284
Prepaid reinsurance premiums	182,589	213,403
Intangible assets	342,617	357,317
Other assets	243,204	189,750

Total Assets	$9,094,503	$8,532,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,347,851	$4,929,713
Unearned premiums	1,069,305	1,060,188
Payables to insurance companies	94,654	150,159
Convertible notes payable (estimated fair value of $111,000 in 2004 and $99,000 in 2003)	93,829	90,601
Senior long-term debt (estimated fair value of $660,000 in 2004 and $562,000 in 2003)	609,761	521,510
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $165,000 in 2004 and $153,000 in 2003)	150,000	150,000
Other liabilities	223,153	247,783

Total Liabilities	7,588,553	7,149,954

Shareholders’ equity:
Common stock	741,978	737,356
Retained earnings	486,794	375,041
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of tax expense of $150,293 in 2004 and $145,826 in 2003	279,115	270,819
Cumulative translation adjustments, net of tax benefit of $1,043 in 2004 and $505 in 2003	(1,937)	(937)

Total Shareholders’ Equity	1,505,950	1,382,279
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$9,094,503	$8,532,233

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$521,985	$475,995	$1,542,803	$1,347,221
Net investment income	51,222	46,379	147,910	137,079
Net realized gains (losses) from investment sales	(253)	(7,360)	6,937	35,843

Total Operating Revenues	572,954	515,014	1,697,650	1,520,143

OPERATING EXPENSES
Losses and loss adjustment expenses	381,802	378,868	1,009,930	938,820
Underwriting, acquisition and insurance expenses	169,255	147,102	491,012	420,895
Amortization of intangible assets	—	—	—	4,127

Total Operating Expenses	551,057	525,970	1,500,942	1,363,842

Operating Income (Loss)	21,897	(10,956)	196,708	156,301
Interest expense	14,495	13,720	40,317	38,756

Income (Loss) Before Income Taxes	7,402	(24,676)	156,391	117,545
Income tax expense (benefit)	(6,423)	(8,143)	41,253	38,790

Net Income (Loss)	$13,825	$(16,533)	$115,138	$78,755

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes:
Net holding gains (losses) arising during the period	$56,133	$(13,224)	$12,805	$82,705
Less reclassification adjustments for gains (losses) included in net income (loss)	165	4,784	(4,509)	(23,298)

Net unrealized gains (losses)	56,298	(8,440)	8,296	59,407
Currency translation adjustments, net of taxes	(289)	(2,750)	(1,000)	3,975

Total Other Comprehensive Income (Loss)	56,009	(11,190)	7,296	63,382

Comprehensive Income (Loss)	$69,834	$(27,723)	$122,434	$142,137

NET INCOME (LOSS) PER SHARE
Basic	$1.40	$(1.68)	$11.69	$8.00
Diluted	$1.40	$(1.68)	$11.68	$7.99

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended September 30,
	2004	2003
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$737,356	$736,246
Issuance of common stock and other equity transactions	4,622	798

Balance at end of period	$741,978	$737,044

RETAINED EARNINGS
Balance at beginning of period	$375,041	$251,568
Net income	115,138	78,755
Repurchase of common stock	(3,385)	(1)

Balance at end of period	$486,794	$330,322

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains:
Balance at beginning of period	$270,819	$179,170
Net unrealized holding gains arising during the period, net of taxes	8,296	59,407

Balance at end of period	279,115	238,577
Cumulative translation adjustments:
Balance at beginning of period	(937)	(7,873)
Currency translation adjustments, net of taxes	(1,000)	3,975

Balance at end of period	(1,937)	(3,898)

Balance at end of period	$277,178	$234,679

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$1,505,950	$1,302,045

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$115,138	$78,755
Adjustments to reconcile net income to net cash provided by operating activities	378,747	371,997

Net Cash Provided By Operating Activities	493,885	450,752

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	2,066,299	3,398,346
Proceeds from maturities, calls and prepayments of fixed maturities	158,575	185,442
Cost of fixed maturities and equity securities purchased	(2,690,032)	(4,141,915)
Net change in short-term investments	(123,521)	(36,212)
Other	(5,447)	(3,294)

Net Cash Used By Investing Activities	(594,126)	(597,633)

FINANCING ACTIVITIES
Additions to senior long-term debt	196,816	247,282
Repayments and repurchases of senior long-term debt	(110,000)	(175,000)
Repurchase of common stock	(3,385)	(1)
Other	922	798

Net Cash Provided By Financing Activities	84,353	73,079

Decrease in cash and cash equivalents	(15,888)	(73,802)
Cash and cash equivalents at beginning of period	372,511	444,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$356,623	$370,434

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated balance sheet as of September 30, 2004, the related consolidated statements of operations and comprehensive income (loss) for the quarters and nine months ended September 30, 2004 and 2003, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2003 was derived from the Company’s audited annual consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2003 annual report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain reclassifications of prior year’s amounts have been made to conform with 2004 presentations.

2. Net Income (Loss) Per Share

Net income (loss) per share was determined by dividing net income (loss) by the applicable shares outstanding (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported (basic and diluted)	$13,825	$(16,533)	$115,138	$78,755

Average common shares outstanding	9,847	9,845	9,850	9,841
Dilutive potential common shares	7	—	5	18

Average diluted shares outstanding	9,854	9,845	9,855	9,859

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

Stock-based compensation cost, net of taxes, included in net income (loss) under APB Opinion No. 25 was $0.2 million and $0.9 million, respectively, for the quarter and nine months ended September 30, 2004 and $0.1 million and $0.5 million, respectively, for the same periods in 2003. Under the fair value method principles of Statement No. 123, pro forma stock-based compensation cost, net of taxes, and pro forma net income (loss) would not have differed from reported amounts for the quarters and nine months ended September 30, 2004 and 2003.

4. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

	Quarter Ended September 30,
	2004		2003
	Written	Earned	Written	Earned
Direct	$617,669	$605,395	$645,600	$595,705
Assumed	22,102	38,413	25,834	29,578
Ceded	(114,366)	(121,823)	(147,650)	(149,288)

Net premiums	$525,405	$521,985	$523,784	$475,995

	Nine Months Ended September 30,
	2004		2003
	Written	Earned	Written	Earned
Direct	$1,796,525	$1,811,796	$1,814,409	$1,707,705
Assumed	140,880	117,506	120,616	92,379
Ceded	(356,068)	(386,499)	(460,407)	(452,863)

Net premiums	$1,581,337	$1,542,803	$1,474,618	$1,347,221

Incurred losses and loss adjustment expenses are net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $102.1 million and $56.3 million, respectively, for the quarters ended September 30, 2004 and 2003 and $246.2 million and $156.4 million, respectively, for the nine months ended September 30, 2004 and 2003.

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

Each LYON will be convertible into 1.1629 shares of common stock upon the occurrence of any of the following events: if the closing price of the Company’s common shares on the New York Stock Exchange exceeds specified levels, if the credit rating of the LYONs is reduced below specified levels, if the Company calls the LYONs for redemption, or if the Company is party to certain mergers or consolidations. The shares that would be issued if the LYONs were converted are not included in the Company’s calculation of diluted earnings per share for the quarter and nine months ended September 30, 2004 and 2003, as none of the conversion events had occurred. See Note 13 for discussion of a recently issued accounting pronouncement regarding contingently convertible instruments.

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

7. Unsecured Senior Notes

On August 13, 2004, the Company issued $200 million of 7.35% unsecured senior notes due August 15, 2034. The unsecured senior notes were issued under an existing shelf registration statement. Net proceeds to the Company were $196.8 million and were primarily used to repay $110.0 million outstanding under the Company’s revolving credit facility.

8. Comprehensive Income (Loss)

Other comprehensive income (loss) is primarily composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains (losses) included in net income (loss). Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $30.2 million and $6.9 million, respectively, for the quarter and nine months ended September 30, 2004 and $(7.1) million and $44.5 million, respectively, for the same periods in 2003. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income (loss) was $(0.1) million and $2.4 million, respectively, for the quarter and nine months ended September 30, 2004 and $(2.6) million and $12.5 million, respectively, for the same periods in 2003. The related tax expense (benefit) on foreign currency translation adjustments was $(0.2) million and $(0.5) million, respectively, for the quarter and nine months ended September 30, 2004 and $(1.5) million and $2.1 million, respectively, for the same periods in 2003.

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

a) Following is a summary of segment disclosures (dollars in thousands):

Quarter Ended September 30, 2004

	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$374,137	$89,953	$170,467	$—	$5,214	$639,771
Net premiums written	292,134	85,312	142,906	—	5,053	525,405

Earned premiums	$290,842	$68,632	$152,145	$—	$10,366	$521,985
Losses and loss adjustment expenses	180,972	41,865	148,304	—	10,661	381,802
Underwriting, acquisition and insurance expenses	84,839	18,855	61,849	—	3,712	169,255

Underwriting profit (loss)	25,031	7,912	(58,008)	—	(4,007)	(29,072)

Net investment income	—	—	—	51,222	—	51,222
Net realized losses from investment sales	—	—	—	(253)	—	(253)

Segment profit (loss)	$25,031	$7,912	$(58,008)	$50,969	$(4,007)	$21,897

Interest expense						14,495

Income before income taxes						$7,402

U.S. GAAP combined ratio*	91%	89%	138%	—	139%	106%

Quarter Ended September 30, 2003

	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$398,581	$81,095	$183,184	$—	$8,574	$671,434
Net premiums written	291,435	76,991	150,257	—	5,101	523,784

Earned premiums	$266,800	$60,467	$140,538	$—	$8,190	$475,995
Losses and loss adjustment expenses	185,107	37,892	93,137	—	62,732	378,868
Underwriting, acquisition and insurance expenses	80,191	16,494	49,046	—	1,371	147,102

Underwriting profit (loss)	1,502	6,081	(1,645)	—	(55,913)	(49,975)

Net investment income	—	—	—	46,379	—	46,379
Net realized losses from investment sales	—	—	—	(7,360)	—	(7,360)

Segment profit (loss)	$1,502	$6,081	$(1,645)	$39,019	$(55,913)	$(10,956)
Interest expense						13,720

Loss before income taxes						$(24,676)

U.S. GAAP combined ratio*	99%	90%	101%	—	783%	110%

Nine Months Ended September 30, 2004

	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,114,808	$235,728	$548,139	$—	$38,730	$1,937,405
Net premiums written	870,499	222,527	457,018	—	31,293	1,581,337

Earned premiums	$857,512	$196,373	$465,517	$—	$23,401	$1,542,803
Losses and loss adjustment expenses	489,152	114,193	383,417	—	23,168	1,009,930
Underwriting, acquisition and insurance expenses	249,402	59,578	171,243	—	10,788	491,011

Underwriting profit (loss)	118,958	22,601	(89,143)	—	(10,555)	41,861

Net investment income	—	—	—	147,910	—	147,910
Net realized gains from investment sales	—	—	—	6,937	—	6,937

Segment profit (loss)	$118,958	$22,601	$(89,143)	$154,847	$(10,555)	$196,708

Interest expense						40,317

Income before income taxes						$156,391

U.S. GAAP combined ratio*	86%	88%	119%	—	145%	97%

Nine Months Ended September 30, 2003

	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,135,992	$212,533	$548,762	$—	$37,738	$1,935,025
Net premiums written	812,910	199,778	435,846	—	26,084	1,474,618

Earned premiums	$750,716	$172,541	$404,753	$—	$19,211	$1,347,221
Losses and loss adjustment expenses	480,667	105,824	268,742	—	83,587	938,820
Underwriting, acquisition and insurance expenses	211,878	54,908	143,977	—	10,132	420,895

Underwriting profit (loss)	58,171	11,809	(7,966)	—	(74,508)	(12,494)

Net investment income	—	—	—	137,079	—	137,079
Net realized gains from investment sales	—	—	—	35,843	—	35,843

Segment profit (loss)	$58,171	$11,809	$(7,966)	$172,922	$(74,508)	$160,428

Amortization of intangible assets						4,127
Interest expense						38,756

Income before income taxes						$117,545

U.S. GAAP combined ratio*	92%	93%	102%	—	488%	101%

*	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

b)	The following summary reconciles segment assets to the Company’s consolidated financial statements (dollars in thousands):

	As of
	September 30, 2004	December 31, 2003
Segment Assets
Investing	$5,918,506	$5,349,952
Other	3,175,997	3,182,281

Total Assets	$9,094,503	$8,532,233

10. Income Taxes

During the quarter ended September 30, 2004, the Company’s 2000 federal income tax year was closed. As a result, management determined that tax liabilities were $22.5 million less than previously estimated. The Company recognized a nonrecurring tax benefit of $4.1 million, reduced goodwill related to the Markel International acquisition by $14.7 million and increased additional paid in capital related to closed stock option plans by $3.7 million.

11. Goodwill and Other Intangible Assets

Statement No. 142, Goodwill and Other Intangible Assets, requires goodwill to be tested at least annually for impairment. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30. There was no indication of goodwill impairment as of September 30, 2004 or December 31, 2003.

Intangible assets other than goodwill were fully amortized as of June 30, 2003. The amortization expense for intangible assets was $4.1 million for the nine months ended September 30, 2003.

The carrying amounts of goodwill by reporting unit at September 30, 2004 were as follows: Excess and Surplus Lines, $81.8 million, and London Insurance Market, $260.8 million. The carrying amounts of goodwill by reporting unit at December 31, 2003 were as follows: Excess and Surplus Lines, $81.8 million, and London Insurance Market, $275.5 million. The carrying amount of goodwill for the London Insurance Market was reduced in the third quarter of 2004 by $14.7 million as discussed in Note 10.

12. Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court of the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. The discovery phase of this matter recently ended. The case is not expected to be ready for trial before 2005. The Company believes it has numerous defenses to this claim, including the defense that the alleged reinsurance agreements and insurance policies were not valid. The Company intends to vigorously defend this matter.

This and other contingencies arise in the normal conduct of the Company’s operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition or results of operations.

13. Recently Issued Accounting Pronouncement

In September 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8 (Issue No. 04-8) which addresses the effect of contingently convertible instruments on diluted earnings per share. The Company’s convertible notes payable are considered to be a contingently convertible instrument based upon the criteria established by Issue No. 04-8. When Issue No. 04-8 becomes effective, the Company will be required to restate previously reported diluted earnings per share. It is anticipated this rule will take effect during the fourth quarter of 2004. If the proposed accounting treatment for the convertible notes payable had been in effect at the end of the third quarter, the Company’s diluted earnings per share for the nine months ended September 30, 2004 would be further diluted by approximately 2%.

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

Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. Other consisted primarily of discontinued Markel International programs and Corifrance, a wholly-owned subsidiary, for the quarters and nine months ended September 30, 2004 and 2003.

Results of Operations

The following information presents results of operations for the quarter and nine months ended September 30, 2004 compared to the quarter and nine months ended September 30, 2003.

Underwriting Results

Following is a comparison of selected data from the Company’s operations (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross premium volume	$639,771	$671,434	$1,937,405	$1,935,025
Net premiums written	525,405	523,784	1,581,337	1,474,618
Net retention	82%	78%	82%	76%
Earned premiums	521,985	475,995	1,542,803	1,347,221
Losses and loss adjustment expenses	381,802	378,868	1,009,930	938,820
Underwriting, acquisition and insurance expenses	169,255	147,102	491,011	420,895
Underwriting profit (loss)*	(29,072)	(49,975)	41,861	(12,494)

U.S. GAAP Combined Ratios
Excess and Surplus Lines	91%	99%	86%	92%
Specialty Admitted	89%	90%	88%	93%
London Insurance Market	138%	101%	119%	102%
Other	139%	783%	145%	488%
Markel Corporation (Consolidated)	106%	110%	97%	101%

*	See note 9 of the notes to consolidated financial statements for a discussion of underwriting profit or (loss) and a reconciliation of this amount to income (loss) before income taxes. The property and casualty insurance

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

The Company reported a combined ratio of 106% and 97%, respectively, for the quarter and nine months ended September 30, 2004 compared to a combined ratio of 110% and 101%, respectively, for the same periods in 2003. For the quarter and nine months ended September 30, 2004, the improved underwriting performance for the Excess and Surplus Lines and Specialty Admitted segments was partially offset by loss development in the London Insurance Market segment. The third quarter and nine month results for 2004 reflected approximately $80 million of pre-tax net losses related to Hurricanes Charley, Frances, Ivan and Jeanne.

The combined ratios for the Excess and Surplus Lines segment improved for both the quarter and nine months ended September 30, 2004 and included approximately $26 million of net losses related to the 2004 hurricanes. The improvement for both periods was due to more favorable development of prior years’ loss reserves in 2004 compared to 2003. In 2003, underwriting results included a $50 million increase in prior years’ loss reserves at the Investors Brokered Excess and Surplus Lines unit.

The Specialty Admitted segment produced improved underwriting results for the quarter and nine months ended September 30, 2004 compared to the same periods of 2003. The combined ratios for the quarter and nine months ended September 30, 2004 included approximately $9 million of net losses from the 2004 hurricanes. The Specialty Admitted segment continues to benefit from lower current year losses, more favorable development of prior years’ loss reserves and lower expense ratios.

The London Insurance Market segment’s combined ratios for the quarter and nine months ended September 30, 2004 included approximately $45.0 million of net losses for the 2004 hurricanes and an $8.0 million provision for dispute resolution. The underwriting loss for the nine months ended September 30, 2004 also included $30.0 million of loss reserve increases reported during the first quarter of 2004.

The underwriting loss from Other was $4.0 million for the quarter ended September 30, 2004 compared to $55.9 million for 2003. The Other underwriting loss for the nine months ended September 30, 2004 was $10.6 million compared to $74.5 million for the same period of 2003. During the third quarter of 2004, the Company completed a review of asbestos and environmental exposures in both its U.S. and international operations. While the legal environment and process for resolving asbestos and environmental claims continues to be adverse, no adjustments to loss reserves resulted from this review. The third quarter of 2003 included $55.0 million of reserve increases for asbestos and environmental exposures. Asbestos and environmental reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. The Company seeks to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future.

Premiums

Following is a comparison of gross premium volume by significant underwriting segment:

Gross Premium Volume

Quarter Ended September 30,			Nine Months Ended September 30,
2004	2003	(dollars in thousands)	2004	2003
$374,137	$398,581	Excess and Surplus Lines	$1,114,808	$1,135,992
89,953	81,095	Specialty Admitted	235,728	212,533
170,467	183,184	London Insurance Market	548,139	548,762
5,214	8,574	Other	38,730	37,738

$639,771	$671,434	Total	$1,937,405	$1,935,025

Gross written premium for the third quarter of 2004 declined 5% compared to the same period of 2003. For the nine months ended September 30, 2004, gross written premium was flat compared to 2003. The Company has experienced some market pressure to reduce prices in select lines of business on both new and renewal accounts. When the Company believes the prevailing market rates will not support its underwriting profit targets, the business is not written. The Company will not sacrifice underwriting profits to achieve top line growth and expects 2004 gross premium volume to be flat or slightly down compared to 2003.

Following is a comparison of earned premiums by significant underwriting segment:

Earned Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2004	2003	(dollars in thousands)	2004	2003
$290,842	$266,800	Excess and Surplus Lines	$857,512	$750,716
68,632	60,467	Specialty Admitted	196,373	172,541
152,145	140,538	London Insurance Market	465,517	404,753
10,366	8,190	Other	23,401	19,211

$521,985	$475,995	Total	$1,542,803	$1,347,221

Earned premium for the third quarter and nine months ended September 30, 2004 increased 10% and 15%, respectively, compared to the same periods of 2003. This increase in both periods of 2004 is due to higher gross premium volume over the past two years and higher retentions compared to 2003 in all segments.

Net Retention

The Company purchases reinsurance in order to reduce its retention on individual risks and to enable it to write policies with sufficient limits to meet policyholder needs. The Company’s underwriting philosophy seeks to offer products with limits that do not require significant amounts of reinsurance. Net written premium was $525.4 million for the third quarter of 2004 compared to $523.8 million for the same period of 2003. For the nine months ended September 30, 2004, net written premium was $1.6 billion compared to $1.5 billion in 2003. Net retention of gross written premium has increased, consistent with the Company’s strategy to retain more of its underwriting profits. Net retention of gross written premium for the third quarter of 2004 was 82% compared to 78% for 2003. For the nine months ended September 30, 2004 net retention of gross written premium was 82% compared to 76% for the same period of 2003. The increase was primarily due to changes in the mix of premium writings and purchasing less reinsurance in both the Excess and Surplus Lines and the London Insurance Market segments during 2004 compared to 2003.

Investment Results

Third quarter 2004 net investment income was $51.2 million compared to $46.4 million in the prior year. Net investment income for the nine months ended September 30, 2004 was $147.9 million compared to $137.1 million in 2003. In both periods of 2004, a larger investment portfolio offset lower investment yields.

Net realized losses for the quarter ended September 30, 2004 were $0.3 million compared to $7.4 million in 2003. For the nine months ended September 30, 2004, net realized gains were $6.9 million compared to $35.8 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Net realized losses for the quarter ended September 30, 2004 included $1.5 million of realized losses resulting from the write down of two equity securities. For the nine months ended September 30, 2004, net realized gains were partially offset by $3.2 million of realized losses resulting from the write down of three equity securities to their estimated fair value. These securities were deemed by management to have a decline in value that was other than temporary. For the quarter ended September 30, 2003, management determined there were no securities with a decline in value that was other than temporary. For the nine months ended September 30, 2003, net realized gains were partially offset by $15.0 million of realized losses resulting from the write down of one fixed income security and five equity securities to their estimated fair value. At September 30, 2004, the Company held securities with gross unrealized losses of approximately $14.1 million, or significantly less than 1% of the Company’s total investments, cash and cash equivalents. At September 30, 2004, all of these securities were reviewed and the Company believes there were no indications of other than temporary impairment.

Other Expenses

During the quarter ended September 30, 2004, the Company’s 2000 federal income tax year was closed. As a result, management determined that tax liabilities were $22.5 million less than previously estimated. The Company recognized a nonrecurring tax benefit of $4.1 million, reduced goodwill related to the Markel International acquisition by $14.7 million and increased additional paid in capital related to closed stock option plans by $3.7 million. Without regard to the nonrecurring benefit, the Company’s estimated annual effective tax rate was 29% for the nine months ended September 30, 2004 compared to 33% for the same period in 2003. The Company’s estimated annual effective rate differs from the statutory tax rate of 35% primarily as a result of tax exempt investment income.

Comprehensive Income (Loss)

Comprehensive income was $69.8 million for the third quarter of 2004 compared to comprehensive loss of $27.7 million for the same period of 2003. The improvement was primarily due to an increase in the market value of the Company’s investment portfolio and higher net income as a result of improved underwriting performance in the third quarter of 2004 compared to the same period of 2003. For the nine months ended September 30, 2004, comprehensive income was $122.4 million compared to $142.1 million in 2003. The decrease in comprehensive income was due to lower unrealized gains on the investment portfolio for the nine months ended September 30, 2004 compared to the same period of 2003 partially offset by higher net income as a result of a return to consolidated underwriting profits in 2004. Comprehensive income for the third quarter of 2004 includes a $0.3 million loss from currency translation adjustments, net of taxes, compared to a loss of $2.8 million for the same period of 2003. For the nine months ended September 30, 2004, the loss from currency translation adjustments, net of taxes, was $1.0 million compared to a gain of $4.0 million for the same period in 2003. The Company attempts to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition

At September 30, 2004, the Company’s investment portfolio increased approximately 11% to $5.9 billion from $5.3 billion at December 31, 2003. The Company reported net unrealized gains, net of taxes, on its fixed maturity and equity investments of $279.1 million at September 30, 2004 compared to $270.8 million at December 31, 2003. The fair market values of equity securities were $1.1 billion and $968.8 million, respectively, and represented 18% of the total investment portfolio at both September 30, 2004 and December 31, 2003.

Net cash provided by operating activities was $493.9 million for the nine months ended September 30, 2004 compared to $450.8 million for the same period in 2003. The increase was primarily due to increased cash flows from the Company’s international operations for the nine months ended September 30, 2004 compared to same period of 2003.

For the nine months ended September 30, 2004, the Company reported net cash provided by financing activities of $84.4 million compared to $73.1 million in 2003. The net cash provided by financing activities during the nine months ended September 30, 2004 was primarily due to a debt issuance during the third quarter, partially offset by the repayment of the outstanding balance under the Company’s revolving credit facility and the repurchase of 12,000 shares of the Company’s common stock. These repurchases were made in anticipation of the future issuance of the Company’s common stock to satisfy grants of Restricted Stock Units made to directors and officers under the Markel Corporation Omnibus Incentive Plan. The net cash provided by financing activities during the nine months ended September 30, 2003 was primarily the result of debt issuances during the first and second quarters of 2003, partially offset by the repayment of the outstanding balance under the Company’s revolving credit facility.

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

Shareholders’ equity at September 30, 2004 was $1.5 billion compared to $1.4 billion at December 31, 2003. Book value increased 9% to $152.93 per share primarily as a result of $115.1 million of net income for the nine months ended September 30, 2004.

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

The Company’s market risks at September 30, 2004 have not materially changed from those identified at December 31, 2003.

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

Future actual results may materially differ from those in these statements because of many factors. Among other things:

•	The impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	The occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry;

•	The Company’s anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	The Company is legally required to offer terrorism insurance and has attempted to manage its exposure; however, in the event of a covered terrorist attack, the Company could sustain material losses;

•	Changing legal and social trends and inherent uncertainties, including but not limited to those uncertainties associated with the Company’s asbestos and environmental reserves, in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	Industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	The Company continues to closely monitor discontinued lines and reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges;

•	Regulatory actions can impede the Company’s ability to charge adequate rates and efficiently allocate capital; and

•	Economic conditions, interest rates and foreign exchange rate volatility and concentration of investments can have a significant impact on the market value of fixed maturity and equity investments, as well as the carrying value of other assets and liabilities.

The Company’s premium volume, underwriting and investment results have been and will continue to be potentially materially affected by these factors. Additional factors, which could affect the Company, are discussed in the Company’s reports on Forms 8-K, 10-Q and 10-K. By making these forward-looking statements, the Company is not intending to become obligated to publicly update or revise any forward-looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

PART II. OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index for a list of Exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of November, 2004.

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2004 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

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