Form 10-K
period 2004-12-31
MARKEL CORP
filed 2005-03-01
CIK 1096343

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

Commission File Number 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

A Virginia Corporation

IRS Employer Identification No. 54-1959284

4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (804) 747-0136

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value New York Stock Exchange

(title of class and name of the exchange on which registered)

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

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates as of June 30, 2004 was approximately $2,328,967,313.

The number of shares of the registrant’s Common Stock outstanding at February 22, 2005: 9,840,273.

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 23, 2005, referred to in Part III.

Index and Cross References-Form 10-K

Annual Report

Item No.		Page

Part I

1.	Business	10-29, 105-106

1a.	Executive Officers of the Registrant	107

2.	Properties (note 5)	46

3.	Legal Proceedings (note 15)	61

4.	Submission of Matters to a Vote of Security Holders	NONE

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	76, 105

6.	Selected Financial Data	30-31

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	77-104

7A.	Quantitative and Qualitative Disclosures About Market Risk	99-102

8.	Financial Statements and Supplementary Data

The response to this item is submitted in Item 15 and on page 76.

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	NONE

9A.	Controls and Procedures	73-75, 103

9B.	Other Information	NONE

Part III

10.	Directors and Executive Officers of the Registrant*	107

	Code of Conduct	106

11.	Executive Compensation*

12.	Security Ownership of Certain Beneficial Owners and Management*

13.	Certain Relationships and Related Transactions*

14.	Principal Accounting Fees and Services*

*	Portions of Item Number 10 and Items Number 11, 12, 13 and 14 will be incorporated by reference from the Registrant’s 2005 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV

15.	Exhibits, Financial Statement Schedules

	a.	Documents filed as part of this Form 10-K

		(1) Financial Statements

		Consolidated Balance Sheets at December 31, 2004 and 2003	32

		Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	33

		Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	34

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	35

		Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002	36-71

		Reports of Independent Registered Public Accounting Firm	72-74

		(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements.

		(3) See Index to Exhibits for a list of Exhibits filed as part of this report

	b.	See Index to Exhibits and Item 15a(3)

	c.	See Index to Financial Statements and Item 15a(2)

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW

We market and underwrite specialty insurance products and programs to a variety of niche markets and believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by reason of our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value.

Specialty Insurance

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for hard-to-place risks that do not fit the underwriting criteria of the standard carriers. For example, United States insurance regulations generally require an Excess and Surplus Lines (E&S) account to be declined by three admitted carriers before an E&S company may write the business. Hard-to-place risks written in the Specialty Admitted Market include insureds engaged in similar, but highly specialized activities, who require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. Hard-to-place risks in the London Market are generally distinguishable from standard risks due to the complexity or significant size of the risk.

Competition in the specialty insurance market tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher perceived insurance risks than their standard market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our chosen markets. Most of our accounts are considered on an individual basis where customized forms and tailored solutions are employed.

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings. Examples of niche markets that we have targeted include: wind and earthquake exposed commercial properties, liability coverage for highly specialized professionals including employment practices liability exposures, horse mortality and other horse-related risks, yachts and other watercraft, high-value motorcycles and marine and energy related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the loss exposure, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

Markets

Our eight underwriting units are focused on three specialty market segments. We have five underwriting units that compete in the E&S Market, two that compete in the Specialty Admitted Market and one that competes in the London Market. See note 18 of the notes to consolidated financial statements for additional segment reporting disclosures.

The E&S Market focuses on hard-to-place risks and loss exposures that admitted insurers specifically refuse to write. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. In 2003, the E&S Market represented approximately $33 billion, or 7%, of the $457 billion United States property and casualty (P&C) industry.(1)

We are the third largest domestic E&S writer in the United States as measured by direct premium writings.(1) Our five underwriting units that write in the E&S Market are: Essex Excess and Surplus Lines, Shand Professional/Products Liability, Investors Brokered Excess and Surplus Lines, Markel Southwest Underwriters and Markel Re. In 2004, we wrote $1.5 billion of E&S business in our Excess and Surplus Lines segment.

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

Our two underwriting units that write in the Specialty Admitted Market are: Markel Specialty Program Insurance and Markel American Specialty Personal and Commercial Lines. In 2004, we wrote $294 million of specialty admitted business.

The London Market, which produced approximately $41 billion of gross written premium in 2003, is the largest insurance market in Europe and third largest in the world.(2) The London Market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London Market is also largely a subscription market, which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd’s syndicate, often due to the high limits of insurance coverage required. We write business on both a direct and subscription basis in the London Market. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

Gross premium written through Lloyd’s represented approximately one-half of the London Market’s international insurance business(2), making Lloyd’s the world’s second largest commercial surplus lines insurer and sixth largest reinsurer.(3) Corporate capital providers often provide a majority of a syndicate’s capacity and also often own or control the syndicate’s managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. Corporate capital providers accounted for approximately 87% of total underwriting capacity in Lloyd’s in 2004.(4)

We participate in the London Market through Markel International, which includes Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Syndicate Management Limited manages our syndicate at Lloyd’s, Markel Syndicate 3000. In 2004, we wrote $700 million of business in our London Insurance Market segment.

Approximately 24% of consolidated 2004 premium writings were foreign risks (i.e., coverage for risks located outside of the United States). Approximately 40% of our 2004 premium writings from foreign risks were from the United Kingdom. In 2003, approximately 25% of our premium writings were foreign risks, of which approximately 40% related to the United Kingdom. For 2002, approximately 23% of our premium writings were foreign risks, of which approximately 39% related to the United

(1)	Excess & Surplus 2004, A.M. Best Special Report (September 2004).

(2)	International Financial Markets in the UK, International Financial Services of London (November 2004).

(3)	Lloyd’s Review 2004, Lloyd’s (September 2004).

(4)	Lloyd’s, A.M. Best Special Report (September 2004).

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

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

During 2000, we began to experience a more favorable insurance market. A favorable insurance market is commonly referred to as a hard market within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Premium rates continued to increase as a result of significant insured losses from the terrorist attacks of September 11, 2001. During 2003 and 2004, we continued to receive rate increases compared to prior years for most product lines. However, the rate of increase has slowed and, in certain lines, rates have declined. While we have seen increased competition across many product lines during 2004, we do not intend to sacrifice underwriting profits to achieve top line growth. We anticipate continued pricing pressure in 2005; we will, however, continue to focus on new product development, producer relationships and our ultimate goal of underwriting profitability. As a result, premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

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

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2004, our combined ratio was 96%. See Management’s Discussion & Analysis of Financial Condition and Results of Operations for a further discussion of our underwriting results.

The following graph compares our combined ratio to the P&C industry’s combined ratio for the past five years:

The Underwriting Segments

We define our underwriting segments based on the areas of the specialty insurance market in which we compete. We have five underwriting units that compete in the Excess and Surplus Lines Market, two that compete in the Specialty Admitted Market and one that competes in the London Market.

Lines of business that have been discontinued in conjunction with an acquisition and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Excess and Surplus Lines Segment

During 2004, our Excess and Surplus Lines segment reported gross premium volume of $1.5 billion, earned premiums of $1.1 billion and an underwriting profit of $147.6 million.

In the E&S Market, we write business through the following five units:

•	Essex Excess and Surplus Lines (Glen Allen, VA)

•	Shand Professional/Products Liability (Deerfield, IL)

•	Investors Brokered Excess and Surplus Lines (Red Bank, NJ)

•	Markel Southwest Underwriters (Scottsdale, AZ)

•	Markel Re (Glen Allen, VA)

Essex Excess and Surplus Lines. The Essex Excess and Surplus Lines unit (Essex E&S unit) writes a variety of coverages focusing on light-to-medium casualty exposures for businesses such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The Essex E&S unit also writes property insurance on classes of business ranging from small, single-location accounts to large, multi-state, multi-location accounts. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages. In addition, the Essex E&S unit offers coverages for highly exposed property risks on both an excess and primary basis, including earthquake and wind, through its Essex Special Property division. These risks are typically larger and are of a low frequency/high severity nature.

The Essex E&S unit’s inland marine facility provides coverages for risks that include motor truck cargo, warehouseman’s legal liability, builder’s risk and contractor’s equipment. The ocean marine facility writes risks that include marinas, hull coverage, cargo and builder’s risk for yacht manufacturers. The special transportation division focuses on physical damage coverage for all types of commercial vehicles such as trucks, buses and high-value automobiles. The railroad division writes all-risk property coverages on railroad cars including shortline and regional railroads, tourist and scenic railroads, modern commuter rail and light rail, leased railroad equipment and railroad equipment owned by non-railroad companies.

Most of the Essex E&S unit’s business is generated by approximately 190 professional surplus lines general agents who have limited quoting and binding authority. Essex Special Property, brokerage inland marine and ocean marine produce business on a brokerage basis through approximately 200 wholesale brokers. The Essex E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The Essex E&S unit writes the majority of its business in Essex Insurance Company, which is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

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

Business is written nationwide and is developed through approximately 325 wholesale brokers. The Shand Professional/Products Liability unit writes the majority of its business in Evanston Insurance Company (EIC). EIC is admitted in Illinois and is eligible to write E&S insurance in 48 states and the District of Columbia. Admitted programs for some of these coverages are written either in Markel Insurance Company (MIC) or Markel American Insurance Company (MAIC).

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Investors Brokered Excess and Surplus Lines. The Investors Brokered Excess and Surplus Lines unit is comprised of the following six divisions: primary casualty, property, excess and umbrella, environmental, taxi liability and special programs. The primary casualty division’s area of expertise is hard-to-place, large general liability and products liability accounts. The majority of these accounts provide coverage for commercial and residential contractors. This division also specializes in writing manufacturing accounts with heavy products liability exposures. The property division focuses on mono-line property and package coverages for commercial entities including mercantile, industrial, habitational and builders’ risk exposures. The excess and umbrella division provides coverage primarily for commercial businesses, both on a lead and excess basis, encompassing various business segments. The environmental division offers environmental general liability, professional liability, contractors’ pollution liability and site-specific environmental impairment liability coverages. The majority of the portfolio represents small-to-medium environmental consultants and contractors. The taxi liability division provides auto liability coverage for independent taxi owners. The special programs division provides multiple coverages for a variety of niche markets. The Investors Brokered Excess and Surplus Lines unit provides product solutions to its insureds through approximately 225 wholesale brokers and writes the majority of its business in EIC.

Markel Southwest Underwriters. Markel Southwest Underwriters (MSU) writes commercial casualty and property coverages focusing on businesses in the western, southwestern and southeastern United States. Casualty business consists of light-to-medium liability exposures including artisan contractors, habitational risks, office buildings, light manufacturing operations and vacant properties. MSU also writes property insurance on classes of business ranging from small, single location risks to large, multi-state, multi-location risks. Property business consists principally of fire and allied lines, such as windstorm, hail and water damage and other specialized property coverages.

Most of MSU’s business is generated by approximately 80 contracted professional surplus lines general agents who have limited quoting and binding authority. MSU seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The majority of its business is written in EIC.

Markel Re. Markel Re writes direct excess and umbrella risks through approximately 270 professional surplus lines general agents. Markel Re also writes casualty facultative reinsurance placements for approximately 30 admitted and surplus lines carriers both directly and through reinsurance brokers. The facultative placements possess favorable underwriting characteristics, including control of individual risk selection and pricing. Additionally, Markel Re offers a specialty underwriting facility for alternative risk transfer which has been branded Specialized Markel Alternative Risk Transfer (SMART). The SMART division is led by a team of experienced professionals who target production sources which include retail and wholesale brokers, reinsurance intermediaries and program managers. SMART offers innovative solutions and quality products to buyers who commit significant financial resources to risk assumption through an alternative risk entity such as a captive insurance company, risk retention group or self insured retention. The majority of Markel Re’s business is written in EIC.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $294.1 million, earned premiums of $265.7 million and an underwriting profit of $37.9 million in 2004.

In the Specialty Admitted Market, we write business through the Markel Specialty Program Insurance unit, located in Glen Allen, VA, and the Markel American Specialty Personal and Commercial Lines unit, located in Pewaukee, WI.

Markel Specialty Program Insurance. The Markel Specialty Program Insurance unit focuses on providing total insurance programs for businesses engaged in similar but highly specialized activities. These activities typically do not fit the risk profiles of standard insurers and make complete coverage difficult to obtain from a single insurer.

The Markel Specialty Program Insurance unit is organized into four product areas that concentrate on particular markets and customer groups. The property and casualty division writes commercial coverages for youth and recreation oriented organizations, such as children’s summer camps, conference centers, YM/YWCAs, Boys and Girls Clubs, child care centers, nursery, private and Montessori schools and gymnastics, martial arts and dance schools. This division also writes commercial coverages for social service organizations, garages, gas stations, used car dealers, moving and storage businesses, museums, art organizations, bed & breakfast and country inns and pool and spa maintenance operations. The agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage and property and liability coverages for farms, boarding, breeding and training facilities as well as outfitters and guides. The accident and health division writes liability and accident insurance for sports organizations and accident and medical insurance for colleges, universities and private schools. The Markel Risk Solutions facility works with select retail producers on a national basis to provide admitted market solutions to accounts having difficulty finding coverage in the standard marketplace. Accounts of various classes and sizes are written with emphasis placed on individual risk underwriting and pricing.

The majority of Markel Specialty Program Insurance business is produced by approximately 3,500 retail insurance agents. Management grants very limited underwriting authority to a few carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Markel Specialty Program Insurance business is underwritten by MIC. MIC is licensed to write P&C insurance in all 50 states, including its state of domicile, Illinois, and the District of Columbia.

Markel American Specialty Personal and Commercial Lines. The Markel American Specialty Personal and Commercial Lines unit offers its insurance products in niche markets that are overlooked by large admitted carriers and focuses its underwriting on watercraft and commercial marine, small boat and yacht, motorcycle, property, motor home and special event coverages. The watercraft program markets personal lines insurance coverage for personal watercraft, older boats and high performance boats; while small fishing ventures, charters and small boat rentals are the focus of the commercial marine program. The yacht program is designed for experienced owners of moderately priced yachts and the small boat program targets newer watercraft up to 26 feet. The motorcycle program’s target market is mature riders on touring and cruising bikes. The property program provides coverage for mobile homes and dwellings that do not qualify for standard homeowners coverage, as well as contents coverage for renters. The motor home program includes coverage for both personally used motor homes and motor home rental operations. The special event program offers cancellation and/or liability coverage for weddings, anniversary celebrations and other personal events.

Markel American Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets. The unit distributes the watercraft, small boat and yacht, property, motor home and special event products through wholesale and/or specialty retail producers. The motorcycle program is marketed directly to the consumer, using direct mail, Internet and telephone promotions, as well as relationships with various motorcycle manufacturers, dealers and associations. The Markel American Specialty Personal and Commercial Lines unit writes the majority of its business in MAIC. MAIC is licensed to write P&C business in all 50 states, including its state of domicile, Virginia, and the District of Columbia.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

London Insurance Market Segment

Our London Insurance Market segment reported gross premium volume of $700.0 million, earned premiums of $604.1 million and an underwriting loss of $99.9 million during 2004.

To better serve the needs of our customers, the underwriting divisions included in the London Insurance Market segment have the ability to write business through either MIICL or Markel Syndicate 3000. We write specialty property, casualty and marine insurance on a direct and reinsurance basis. We take a service-oriented approach to underwriting these complex and unique risks. Business is written worldwide with approximately 20% of writings coming from the United States.

During 2004, the underwriting operations in our London Insurance Market segment were aligned along product lines into the following six underwriting divisions:

•	Marine and Energy

•	Non-Marine Property

•	Professional Indemnity

•	Retail

•	Specialty

•	Aviation

In late 2004, we announced our decision to withdraw from the aviation insurance market, which accounted for approximately $27 million, or less than 4%, of the London Insurance Market segment’s 2004 gross written premium. The decision to withdraw from the aviation insurance market was primarily due to pricing pressures following increased competition in the London Market.

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

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Non-Marine Property. The Non-Marine Property division writes property and liability business for a wide range of insureds. We provide coverage ranging from fire to catastrophe perils such as earthquake and windstorm. Business written is divided into two market categories: open market and delegated authority. The open market account writes direct and facultative risks, ranging from small individual commercial clients to Fortune 1000 companies. Open market business is written mainly on a worldwide basis by our underwriters to London brokers, with each risk being considered on its own merits. The delegated authority account focuses mainly on small commercial insureds and is written through a network of coverholders. The risks written include commercial property, homeowners, inland marine, auto physical damage and commercial general liability. The delegated authority account is primarily written in the United States and the United Kingdom. Coverholders underwriting this business are closely monitored, subject to audit and must adhere to strict underwriting guidelines.

Professional Indemnity. The Professional Indemnity division underwrites professional indemnity and directors’ and officers’ liability coverage. The professional indemnity account offers unique solutions in four main professional classes. Covered risks include miscellaneous professionals and consultants, construction professionals, financial service professionals and professional practices. The miscellaneous professionals and consultants class includes coverages for a wide range of professionals including management consultants, publishers, broadcasters, pension trustees and political officials. The construction class includes coverages for surveyors, engineers, architects and estate agents. The financial services class includes coverages for insurance brokers, insurance agents, financial consultants, stockbrokers, fund managers, venture capitalists and bankers. The professional practices class includes coverages for accountants and solicitors. The directors’ and officers’ liability account offers coverage to public, private and non-profit companies of all sizes on either an individual or blanket basis. The Professional Indemnity division writes business on a worldwide basis, limiting exposure in the United States.

We have announced our intention to establish a branch operation in Madrid, Spain, which will be primarily focused on writing professional indemnity business in the Spanish market. We anticipate the Madrid branch office will open in early 2005.

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

During 2005, we plan to increase the number of branch offices in the United Kingdom.

Specialty. The Specialty underwriting division provides property treaty reinsurance including excess of loss, stop loss, aggregate excess and proportional coverage. A significant portion of the division’s excess of loss catastrophe and per risk treaty business comes from the United States with the remainder coming from international property treaties. The Specialty division also offers direct coverage for a number of specialist classes including financial institutions, contingency, extreme sports and credit-related coverages. Financial institutions coverages include bankers blanket bond, computer crime and commercial fidelity. Contingency coverages include event cancellation, non-appearance and prize indemnity.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Reinsurance

We purchase reinsurance coverage in order to reduce our retention on individual risks and to enable us to offer clients policies with sufficient limits for their needs. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. Our underwriting philosophy is to offer products with limits that do not require us to purchase significant amounts of reinsurance. We purchase catastrophe reinsurance coverage for our catastrophe exposed policies, and we seek to manage our exposures under this coverage so that no exposure to any one reinsurer is material to our ongoing business. Reinsurance needs are assessed and purchased at the operating unit level with corporate oversight.

We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. To become our reinsurance partner, prospective companies generally must: (i) maintain an A.M. Best or Standard & Poor’s rating of “A” (excellent); (ii) maintain minimum capital and surplus of $500 million and (iii) provide collateral for recoverables in excess of an individually established amount. In addition, certain foreign reinsurers for our United States insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who have been granted authorized status by an insurance company’s state of domicile. Lloyd’s syndicates generally must have a minimum of a “B” rating from Moody’s to be our reinsurers.

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

The following table displays our ten largest reinsurers by group and balances recoverable at December 31, 2004. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. These ten reinsurance groups represent approximately 57% of our $1.8 billion reinsurance recoverable.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Munich Re Group	A+	$211,609
XL Capital Group	A+	139,885
Lloyd’s of London	A	125,982
Equitas	NR(1)	111,547
Odyssey Reinsurance Group	A	106,756
GE Global Group	A	65,541
Swiss Reinsurance Group	A+	63,413
White Mountains Insurance Group	A	60,033
Berkshire Hathaway Group	A++	55,615
Everest Reinsurance Company	A+	55,437

Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		995,818

Total reinsurance recoverable on paid and unpaid losses		$1,756,022

(1)	NR-Not Rated. Equitas is a reinsurance company that was formed by Lloyd’s to reinsure the 1992 and prior losses of Lloyd’s syndicates. Equitas has significant exposure to asbestos and environmental losses. As a result of financial uncertainty created by this exposure, Equitas is not rated by any recognized rating agencies. At December 31, 2004, we did not have an allowance for reinsurance bad debt related to Equitas. To evaluate if an allowance was necessary, we considered, among other things, Equitas’ published financial information, reports from rating agencies and the possibility of offsetting balances Equitas owes us with balances we owe Equitas. We believe we have the right to offset balances. However, our ability to offset balances could be subject to challenge and, if successfully challenged, could result in adverse development.

Reinsurance recoverable balances for the ten largest reinsurers are shown before consideration of balances owed to reinsurers and any potential rights of offset, any collateral held by us and allowances for bad debts.

Reinsurance treaties are generally purchased on an annual basis and are subject to yearly renegotiations. In most circumstances, the reinsurer remains responsible for all business produced prior to termination. Treaties typically contain provisions concerning ceding commissions, required reports to reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an unapproved reinsurer under applicable regulations or if their rating falls below an acceptable level.

See note 14 of the notes to consolidated financial statements and Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about our reinsurance programs and exposures.

Investments

Our business strategy recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately three-quarters of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

securities, which over the long run, have produced higher returns relative to fixed maturity investments. We seek to invest in companies with solid business plans, capable and honest management and the potential for appreciation. We seek to hold these investments over the long term. The investment portfolio is managed by company officers.

Total investment return includes items which impact net income, such as net investment income and realized investment gains or losses, as well as changes in unrealized holding gains or losses, which do not impact net income. Our investment portfolio produced net investment income of $204.0 million and net realized investment gains of $4.1 million in 2004. During the year ended December 31, 2004, net unrealized gains on the investment portfolio increased by $106.3 million, net of tax. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. Our focus on long-term total investment return results in variability in the level of realized and unrealized investment gains or losses from one period to the next.

The ultimate success of our investment strategy is best analyzed from the review of total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements:

ANNUAL TAXABLE EQUIVALENT TOTAL INVESTMENT RETURNS

	Years Ended December 31,					Weighted Average Five-Year Annual Return	Weighted Average Ten-Year Annual Return
	2000	2001	2002	2003	2004
Equities	26.4%	16.9%	(8.8%)	31.0%	15.2%	16.1%	15.6%
Fixed maturities	10.5%	7.7%	9.8%	4.5%	4.8%	6.9%	6.8%
Total portfolio, before foreign currency effect	12.4%	8.8%	7.0%	8.3%	6.6%	8.2%	8.0%
Total portfolio	11.6%	8.4%	8.3%	10.5%	7.9%	9.2%	8.8%

Ending portfolio balance (in millions)	$3,136	$3,591	$4,314	$5,350	$6,317

Taxable equivalent total investment return provides a measure of investment performance which considers the yield of both taxable and tax-exempt investments on an equivalent basis.

Our disciplined, value-oriented investment approach generated solid investment results in 2004, and over the long term, as evidenced in the above table.

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

Our fixed maturity portfolio has an average rating of “AA,” with 93% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in securities which are rated investment grade and to minimize investments in fixed maturities that are unrated or rated below investment grade.

See “Market Risk Disclosures” in Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

The following chart shows our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2004:

Shareholder Value

Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, we assess our effectiveness in building shareholder value through the measurement of growth in book value per share. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We recognize that it may be difficult to grow book value consistently each year, so we measure ourselves over a longer period of time. Our objective is to grow book value per share by an annual compound growth rate of 20%, measured over a five-year period. For the year ended December 31, 2004, book value per share increased 20% primarily due to net income of $165.4 million and $106.3 million of increases in net unrealized gains, net of taxes. For the year ended December 31, 2003, book value per share increased 19% primarily due to 2003 net income of $123.5 million and $91.6 million of increases in net unrealized gains, net of taxes. Over the past five years, we have grown book value per share at a compound annual rate of 20% to $168.22 per share.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

The following graph presents the Company’s book value per share for the past five years.

Regulatory Environment

Our insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. Regulation is intended for the benefit of policyholders rather than shareholders.

United States. In the United States, state regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, the licensing of insurers and their agents, the approval of forms and policies used, the nature of, and limitations on, insurers’ investments, the form and content of annual statements and other reports on the financial condition of such insurers and the establishment of loss reserves. Additionally, the business written in the Specialty Admitted segment is subject to regulatory rate review.

As an insurance holding company, we are also subject to certain state laws. Under these laws, insurance departments may, at any time, examine us, require disclosure of material transactions, require approval of certain extraordinary transactions, such as extraordinary dividends from our insurance subsidiaries to us, or require approval of changes in control of an insurer or an insurance holding company. Generally, control for these purposes is defined as ownership or voting power of 10% or more of a company’s shares.

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2004, our United States insurance subsidiaries could pay up to $179.1 million during the following 12 months under the ordinary dividend regulations without prior regulatory approval.

United Kingdom and Lloyd’s Regulation. With the enactment of the Financial Services and Markets Act, the United Kingdom government authorized the Financial Services Authority (FSA) to supervise all securities, banking and insurance businesses, including Lloyd’s. The FSA oversees compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. Both MIICL and Markel Syndicate Management Limited are authorized and regulated by the FSA. We are required to provide 14 days advance notice to the FSA for any dividends from MIICL.

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

Best has assigned our United States insurance subsidiaries a group rating of “A” (excellent). MIICL has been assigned a FSR of
“A-” (excellent) and, during 2004, Best upgraded the FSR for Markel Syndicate 3000 to “A” (excellent) from “A-” (excellent).

In addition to Best, our United States insurance subsidiaries are rated “A” (high) by Fitch Ratings, an independent rating agency. MIICL has been assigned a FSR of “A-” (high) by Fitch Ratings.

Associates

At December 31, 2004, we had 1,834 employees, six of whom were executive officers.

As a service organization, our continued profitability and growth are dependent upon the talent and enthusiasm our associates bring to their jobs. We have structured incentive compensation plans and stock purchase plans to encourage associates to achieve corporate objectives and think and act like owners. Associates are offered many opportunities to become shareholders. Associates eligible to participate in our 401(k) plan receive one-third of our contribution in Markel stock and may purchase stock with their own contributions. Stock may be acquired through a payroll deduction plan, and associates (other than executive officers and directors as precluded by the Sarbanes-Oxley Act) are given the opportunity to purchase stock with loans financed by us with a partially subsidized interest rate. Under our incentive compensation plans, associates may earn a meaningful bonus based on individual and company performance. At December 31, 2004, we estimate associates’ ownership, including executive officers and directors, at approximately 11% of our outstanding shares. We believe that employee stock ownership and rewarding value-added performance align associates’ interests with the interests of non-employee shareholders.

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1, 2)

	2004	2003	2002
RESULTS OF OPERATIONS
Earned premiums	$2,054	$1,864	$1,549
Net investment income	204	183	170
Total operating revenues	2,262	2,092	1,770
Net income (loss)	165	123	75
Comprehensive income (loss)	273	222	73
Diluted net income (loss) per share (3)	$16.41	$12.31	$7.53

FINANCIAL POSITION
Total investments and cash and cash equivalents	$6,317	$5,350	$4,314
Total assets	9,398	8,532	7,409
Unpaid losses and loss adjustment expenses	5,482	4,930	4,367
Convertible notes payable	95	91	86
Senior long-term debt	610	522	404
8.71% Junior Subordinated Debentures	150	150	150
Shareholders’ equity	1,657	1,382	1,159
Common shares outstanding (at year end, in thousands)	9,847	9,847	9,832

OPERATING PERFORMANCE MEASURES (1, 2, 4)

OPERATING DATA
Book value per common share outstanding	$168.22	$140.38	$117.89
Growth (decline) in book value	20%	19%	7%
5-Year CAGR in book value (5)	20%	13%	13%
Closing stock price	$364.00	$253.51	$205.50

RATIO ANALYSIS
U.S. GAAP combined ratio (6)	96%	99%	103%
Investment yield (7)	4%	4%	4%
Taxable equivalent total investment return (8)	8%	11%	8%
Investment leverage (9)	3.8	3.9	3.7
Debt to total capital (Junior Subordinated Debentures as debt)	34%	36%	36%
Debt to total capital (Junior Subordinated Debentures as equity) (10)	28%	29%	27%

(1)	Reflects our acquisitions of Gryphon Holding Inc. (January 15, 1999) and Terra Nova (Bermuda) Holdings Ltd. (March 24, 2000) using the purchase method of accounting. Terra Nova (Bermuda) Holdings Ltd. was acquired in part by the issuance of 1.8 million common shares. We also issued 2.5 million common shares with net proceeds of $408 million in 2001.

(2)	In accordance with the provisions of Statement of Financial Accounting Standards No. 142, we discontinued the amortization of goodwill as of January 1, 2002.

(3)	All periods reflect the adoption of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

(4)	Operating Performance Measures provide a basis for management to evaluate our performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion of management’s evaluation of these measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2001	2000	1999	1998	1997	1996	1995	10-Year CAGR (5)

$1,207	$939	$437	$333	$333	$307	$285	24%
171	154	88	71	69	51	43	22%
1,397	1,094	524	426	419	367	344	23%
(126)	(28)	41	57	50	47	34	—
(77)	81	(40)	68	92	56	75	—
$(14.73)	$(3.99)	$7.20	$10.17	$8.92	$8.30	$6.15	—

$3,591	$3,136	$1,625	$1,483	$1,410	$1,142	$927	26%
6,441	5,473	2,455	1,921	1,870	1,605	1,315	24%
3,700	3,037	1,344	934	971	936	734	24%
116	—	—	—	—	—	—	—
265	573	168	93	93	115	107	—
150	150	150	150	150	—	—	—
1,085	752	383	425	357	268	213	28%
9,820	7,331	5,590	5,522	5,474	5,458	5,422	—

$110.50	$102.63	$68.59	$77.02	$65.18	$49.16	$39.37	21%
8%	50%	(11%)	18%	33%	25%	53%	—
18%	21%	22%	23%	26%	26%	31%	—
$179.65	$181.00	$155.00	$181.00	$156.13	$90.00	$75.50	—

124%	114%	101%	98%	99%	100%	99%	—
5%	6%	5%	5%	5%	5%	6%	—
8%	12%	(1%)	9%	13%	8%	16%	—
3.3	4.2	4.2	3.5	4.0	4.3	4.3	—
33%	49%	45%	36%	41%	30%	33%	—
24%	39%	24%	14%	16%	30%	33%	—

(5)	CAGR—compound annual growth rate.

(6)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(7)	Investment yield reflects net investment income as a percent of average invested assets.

(8)	Taxable equivalent total investment return includes net investment income, realized investment gains or losses, the change in market value of the investment portfolio and the effect of foreign exchange movements during the period as a percentage of average invested assets. Tax-exempt interest and dividend payments are grossed up using the U.S. corporate tax rate to reflect an equivalent taxable yield.

(9)	Investment leverage represents total invested assets divided by shareholders’ equity.

(10)	The 8.71% Junior Subordinated Debentures contain equity-like features including our option to defer interest payments for five years and a 49-year term. Due to these unique features and consistent with the terms of the revolving credit facility, we consider the 8.71% Junior Subordinated Debentures as 100% equity for purposes of this calculation.

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $4,386,908 in 2004 and $3,840,339 in 2003)	$4,477,568	$3,926,652
Equity securities (cost of $849,071 in 2004 and $638,445 in 2003)	1,338,526	968,777
Short-term investments (estimated fair value approximates cost)	121,714	82,012

TOTAL INVESTMENTS, AVAILABLE-FOR-SALE	5,937,808	4,977,441

Cash and cash equivalents	378,939	372,511
Receivables	416,086	450,920
Reinsurance recoverable on unpaid losses	1,641,276	1,614,114
Reinsurance recoverable on paid losses	114,746	156,493
Deferred policy acquisition costs	204,579	200,284
Prepaid reinsurance premiums	171,955	213,403
Goodwill	339,717	357,317
Other assets	192,480	189,750

TOTAL ASSETS	$9,397,586	$8,532,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,482,367	$4,929,713
Unearned premiums	1,026,296	1,060,188
Payables to insurance companies	89,636	150,159
Convertible notes payable (estimated fair value of $124,000 in 2004 and $99,000 in 2003)	94,817	90,601
Senior long-term debt (estimated fair value of $671,000 in 2004 and $562,000 in 2003)	610,260	521,510
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $162,000 in 2004 and $153,000 in 2003)	150,000	150,000
Other liabilities	287,707	247,783

TOTAL LIABILITIES	7,741,083	7,149,954

Shareholders’ equity
Common stock	742,288	737,356
Retained earnings	537,068	375,041
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $203,041 in 2004 and $145,826 in 2003	377,074	270,819
Cumulative translation adjustments, net of tax expense of $39 in 2004 and tax benefit of $505 in 2003	73	(937)

TOTAL SHAREHOLDERS’ EQUITY	1,656,503	1,382,279
Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,397,586	$8,532,233

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,053,887	$1,864,251	$1,549,016
Net investment income	204,032	182,608	170,137
Net realized investment gains	4,139	45,045	51,042

TOTAL OPERATING REVENUES	2,262,058	2,091,904	1,770,195

OPERATING EXPENSES
Losses and loss adjustment expenses	1,308,343	1,269,522	1,114,610
Underwriting, acquisition and insurance expenses	673,450	584,710	487,108
Amortization of intangible assets	—	4,127	10,684

TOTAL OPERATING EXPENSES	1,981,793	1,858,359	1,612,402

OPERATING INCOME	280,265	233,545	157,793

Interest expense	56,220	51,961	40,100

INCOME BEFORE INCOME TAXES	224,045	181,584	117,693
Income tax expense	58,633	58,107	42,369

NET INCOME	$165,412	$123,477	$75,324

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on securities, net of taxes
Net holding gains arising during the period	$108,945	$120,928	$38,419
Less reclassification adjustments for net gains included in net income	(2,690)	(29,279)	(33,177)

Net unrealized gains	106,255	91,649	5,242
Currency translation adjustments, net of taxes	1,010	6,936	(7,232)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	107,265	98,585	(1,990)

COMPREHENSIVE INCOME	$272,677	$222,062	$73,334

NET INCOME PER SHARE
Basic	$16.79	$12.55	$7.67
Diluted	$16.41	$12.31	$7.53

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)

Shareholders’ Equity at January 1, 2002	9,820	$735,569	$176,252	$173,287	$1,085,108
Net income	—	—	75,324	—	75,324
Net unrealized holding gains arising during the period, net of taxes	—	—	—	5,242	5,242
Currency translation adjustments, net of taxes	—	—	—	(7,232)	(7,232)

Comprehensive income					73,334
Issuance of common stock	14	677	—	—	677
Repurchase of common stock	(2)	—	(8)	—	(8)

Shareholders’ Equity at December 31, 2002	9,832	736,246	251,568	171,297	1,159,111
Net income	—	—	123,477	—	123,477
Net unrealized holding gains arising during the period, net of taxes	—	—	—	91,649	91,649
Currency translation adjustments, net of taxes	—	—	—	6,936	6,936

Comprehensive income					222,062
Issuance of common stock	15	674	—	—	674
Repurchase of common stock	—	—	(4)	—	(4)
Restricted stock units earned	—	436	—	—	436

Shareholders’ Equity at December 31, 2003	9,847	737,356	375,041	269,882	1,382,279
Net income	—	—	165,412	—	165,412
Net unrealized holding gains arising during the period, net of taxes	—	—	—	106,255	106,255
Currency translation adjustments, net of taxes	—	—	—	1,010	1,010

Comprehensive income					272,677
Issuance of common stock	12	—	—	—	—
Repurchase of common stock	(12)	—	(3,385)	—	(3,385)
Restricted stock units earned	—	1,232	—	—	1,232
Tax benefit on closed stock option plans	—	3,700	—	—	3,700

SHAREHOLDERS’ EQUITY AT DECEMBER 31, 2004	9,847	$742,288	$537,068	$377,147	$1,656,503

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$165,412	$123,477	$75,324
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax benefit	(29,800)	(13,221)	(3,467)
Depreciation and amortization	31,336	39,264	28,231
Net realized investment gains	(4,139)	(45,045)	(51,042)
Decrease (increase) in receivables	34,834	(42,378)	(36,466)
Increase in deferred policy acquisition costs	(4,295)	(49,737)	(9,840)
Increase in unpaid losses and loss adjustment expenses, net	567,239	523,182	504,963
Increase in unearned premiums, net	7,556	129,086	81,023
Increase (decrease) in payables to insurance companies	(60,523)	27,968	(47,379)
Other	(16,927)	(61,146)	(33,980)

NET CASH PROVIDED BY OPERATING ACTIVITIES	690,693	631,450	507,367

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	2,528,166	4,190,594	2,214,265
Proceeds from maturities, calls and prepayments of fixed maturities	248,760	249,023	98,838
Cost of fixed maturities and equity securities purchased	(3,497,841)	(5,236,580)	(2,755,802)
Net change in short-term investments	(39,702)	(14,191)	(3,030)
Additions to property and equipment	(6,963)	(7,908)	(14,552)
Other	(116)	(488)	(1,961)

NET CASH USED BY INVESTING ACTIVITIES	(767,696)	(819,550)	(462,242)

FINANCING ACTIVITIES
Additions to senior long-term debt	196,816	357,282	270,000
Repayments and repurchases of senior long-term debt and convertible notes payable	(110,000)	(242,013)	(167,833)
Repurchase of common stock	(3,385)	(4)	(8)
Other	—	1,110	171

NET CASH PROVIDED BY FINANCING ACTIVITIES	83,431	116,375	102,330

Increase (decrease) in cash and cash equivalents	6,428	(71,725)	147,455
Cash and cash equivalents at beginning of year	372,511	444,236	296,781

CASH AND CASH EQUIVALENTS AT END OF YEAR	$378,939	$372,511	$444,236

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Corporation markets and underwrites specialty insurance products and programs to a variety of niche markets and operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets.

a) Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years’ amounts have been made to conform with 2004 presentations.

The Company writes business in the Lloyd’s market through its corporate capital provider, Markel Capital Limited (Markel Capital), a wholly-owned subsidiary. Markel Syndicate Management Limited (Markel Syndicate Management), a wholly-owned subsidiary, manages the Company’s syndicate at Lloyd’s. As of January 1, 2001, Markel Capital provided 100% of the capacity to the Company’s syndicates. Prior to 2001, Markel Capital provided less than 100% of the capacity to the Company’s syndicates. For years of account prior to 2001, the Company records its pro rata share of syndicates’ assets, liabilities, revenues and expenses.

Reinsurance to close Lloyd’s syndicates (RITC) represents the amount due from minority participants in a year of account. The minority participants pay the Company to assume their share of outstanding liabilities and related claims handling costs (including claims incurred but not reported), net of estimated reinsurance recoverables. When RITC transactions are recorded, there is no impact to the Company’s results of operations. All pre-2001 years of account are closed as of January 1, 2005.

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

b) Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Management periodically reviews its estimates and assumptions. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, litigation contingencies and the reinsurance allowance for doubtful accounts, as well as analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

c) Investments. All investments are considered available-for-sale and are recorded at estimated fair value, generally based on quoted market prices. The net unrealized gains or losses on investments, net of deferred income taxes, are included in accumulated other comprehensive income in shareholders’ equity. A decline in the fair value of any investment below cost that is deemed other-than-temporary is charged to earnings, resulting in a new cost basis for the security.

1. Summary of Significant Accounting Policies (continued)

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains or losses are included in earnings and are derived using the first-in, first-out method.

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

h) Goodwill. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill be tested for impairment at least annually. Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

i) Revenue Recognition. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Profit-sharing and ceding commissions from reinsurers are recognized when earned and are netted against policy acquisition costs. Premiums ceded are netted against premiums written. The Company uses the periodic method to account for assumed reinsurance from foreign reinsurers. The Company’s foreign reinsurers provide sufficient information to record foreign assumed business in the same manner as the Company records assumed business from United States reinsurers.

j) Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and loss adjustment expenses are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred but not reported are based on reserve development studies, among other things. The Company does not discount reserves for losses and loss adjustment expenses to reflect estimated present value. The reserves recorded are estimates, and the ultimate liability may be greater than or less than the estimates; however, management believes the reserves are adequate.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

k) Income Taxes. The Company records deferred income taxes to reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized.

l) Derivative Financial Instruments. Derivative instruments, including derivative instruments embedded in other contracts and derivative instruments resulting from hedging activities, are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. The changes in fair value of derivatives are recognized in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

The Company uses derivative instruments that are designated and qualified as hedges of a net investment in a foreign operation. The effective portion of the change in fair value resulting from these hedges is reported in currency translation adjustments as part of other comprehensive income (loss). The ineffective portion of the change in fair value is recognized in earnings. The Company does not typically use derivatives for trading purposes.

m) Foreign Currency Translation. The functional currencies of the Company’s foreign operations are the currencies in which the majority of their business is transacted. Assets and liabilities of foreign operations are translated into the United States Dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are included, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency are included in net income.

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk and the related exchange rate fluctuations are reflected in other comprehensive income (loss).

n) Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income, adjusted for interest expense, net of taxes, on the Company’s convertible notes payable, by the weighted average number of common shares and dilutive potential common shares, including the potential shares to be issued for the Company’s convertible notes payable, outstanding during the year.

o) Stock Compensation Plans. The Company applies the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure.

1. Summary of Significant Accounting Policies (continued)

Stock-based compensation expense, net of taxes, included in net income under APB Opinion No. 25 was $1.8 million, $0.6 million and $0.4 million in 2004, 2003 and 2002, respectively. Under the fair value method principles of Statement No. 123, pro forma stock-based compensation expense, net of taxes, and pro forma net income would have differed from reported amounts by less than $0.1 million in each period. The pro forma impact of stock options issued after 1994 had no effect on basic or diluted net income per share in each period.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment, which supersedes APB Opinion No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, with limited exceptions. This accounting standard becomes effective for the Company in the third quarter of 2005. The Company does not expect the adoption of Statement No. 123 (revised 2004) to have a material impact on its financial position, results of operations or cash flows.

p) Comprehensive Income. Comprehensive income represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income, such as unrealized gains or losses on certain investments in fixed maturities and equity securities and foreign currency translation adjustments.

q) Recent Accounting Pronouncements. Effective in the fourth quarter of 2004, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which requires that all instruments having embedded conversion features that are contingent on market conditions indexed to a company’s share price be included in diluted net income per share calculations, if dilutive, regardless of whether the market conditions have been met. The Company’s convertible notes payable are considered to be a contingently convertible instrument based on the criteria established by EITF Issue No. 04-8. The Company has restated previously reported diluted net income per share to reflect the additional dilutive effect the Company’s convertible notes payable would have if converted. See note 12 for further discussion of the adoption of EITF Issue No. 04-8.

Effective in the fourth quarter of 2004, the Company adopted Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans. This accounting standard does not change the measurement or recognition of defined benefit pension plans required by Statement No. 87, Employers’ Accounting for Pensions. The Company has included the disclosures required by Statement No. 132 (revised 2003) in note 19.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments

a) Following is a summary of investments (dollars in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$730,220	$7,659	$(2,403)	$735,476
Obligations of states, municipalities and political subdivisions	1,161,165	45,786	(1,476)	1,205,475
Foreign governments	766,736	5,520	(3,468)	768,788
Public utilities	60,002	2,716	(6)	62,712
Convertibles and bonds with warrants	8,998	2	—	9,000
All other corporate bonds	1,659,787	39,326	(2,996)	1,696,117

Total fixed maturities	4,386,908	101,009	(10,349)	4,477,568
Equity securities
Insurance companies, banks and trusts	439,683	266,501	(2)	706,182
Industrial, miscellaneous and all other	409,388	223,118	(162)	632,344

Total equity securities	849,071	489,619	(164)	1,338,526
Short-term investments	121,714	—	—	121,714

TOTAL INVESTMENTS	$5,357,693	$590,628	$(10,513)	$5,937,808

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$794,103	$8,294	$(2,962)	$799,435
Obligations of states, municipalities and political subdivisions	798,588	39,057	(1,993)	835,652
Foreign governments	799,468	3,575	(5,900)	797,143
Public utilities	96,126	4,139	(26)	100,239
Convertibles and bonds with warrants	8,960	63	—	9,023
All other corporate bonds	1,343,094	46,538	(4,472)	1,385,160

Total fixed maturities	3,840,339	101,666	(15,353)	3,926,652
Equity securities
Insurance companies, banks and trusts	303,049	177,149	—	480,198
Industrial, miscellaneous and all other	335,396	153,979	(796)	488,579

Total equity securities	638,445	331,128	(796)	968,777
Short-term investments	82,012	—	—	82,012

TOTAL INVESTMENTS	$4,560,796	$432,794	$(16,149)	$4,977,441

2. Investments (continued)

b) Following is a summary of gross unrealized investment losses showing the length of time that securities have continuously been in an unrealized loss position (dollars in thousands):

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$218,283	$(1,405)	$62,151	$(998)	$280,434	$(2,403)
Obligations of states, municipalities and political subdivisions	128,711	(692)	67,078	(784)	195,789	(1,476)
Foreign governments	350,363	(2,672)	54,424	(796)	404,787	(3,468)
Public utilities	—	—	2,957	(6)	2,957	(6)
All other corporate bonds	348,715	(2,361)	57,598	(635)	406,313	(2,996)

Total fixed maturities	1,046,072	(7,130)	244,208	(3,219)	1,290,280	(10,349)
Equity securities
Insurance companies, banks and trusts	138	(2)	—	—	138	(2)
Industrial, miscellaneous and all other	5,575	(162)	—	—	5,575	(162)

Total equity securities	5,713	(164)	—	—	5,713	(164)

TOTAL	$1,051,785	$(7,294)	$244,208	$(3,219)	$1,295,993	$(10,513)

At December 31, 2004, the Company held 226 securities with a total estimated fair value of $1.3 billion and gross unrealized losses of $10.5 million. Of the 226 securities, 54 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $244.2 million and gross unrealized losses of $3.2 million. All 54 securities were fixed maturities where the Company expects to receive all interest and principal payments. At December 31, 2004, all securities were reviewed and the Company believes there were no indications of impairment.

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

At December 31, 2003, the Company held 172 securities with a total estimated fair value of $1.2 billion and gross unrealized losses of $16.1 million. Of the 172 securities, nine securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $34.0 million and gross unrealized losses of $0.7 million. Eight of these securities were fixed maturities where the Company expected to and has received all interest and principal payments. The remaining security was an equity security of a home and business services organization where the Company believed the market valuation was low due to market sentiment as opposed to the operating fundamentals and financial condition of the company. The estimated fair value of the equity security recovered during 2004.

2. Investments (continued)

c) The amortized cost and estimated fair value of fixed maturities at December 31, 2004 are shown below by contractual maturity (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$163,957	$164,510
Due after one year through five years	1,438,494	1,455,110
Due after five years through ten years	1,358,193	1,388,173
Due after ten years	1,426,264	1,469,775

TOTAL	$4,386,908	$4,477,568

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.5 years.

d) Components of net investment income are as follows (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Interest
Municipal bonds (tax-exempt)	$42,513	$32,928	$24,981
Taxable bonds	140,998	135,511	130,928
Short-term investments, including overnight deposits	10,730	9,643	13,218
Dividends on equity securities	17,926	11,651	7,882

	212,167	189,733	177,009
Less investment expenses	8,135	7,125	6,872

NET INVESTMENT INCOME	$204,032	$182,608	$170,137

e) The following table presents the Company’s realized investment gains (losses) and the change in gross unrealized gains (losses) (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Realized gains
Fixed maturities	$34,270	$69,922	$66,357
Equity securities	12,429	21,552	3,218

	46,699	91,474	69,575

Realized losses
Fixed maturities	(22,197)	(33,689)	(12,647)
Equity securities	(20,363)	(12,740)	(5,886)

	(42,560)	(46,429)	(18,533)

NET REALIZED INVESTMENT GAINS	$4,139	$45,045	$51,042

Change in gross unrealized gains (losses)
Fixed maturities	$4,347	$(45,059)	$65,714
Equity securities	159,123	186,058	(57,649)

NET INCREASE	$163,470	$140,999	$8,065

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

f) At December 31, 2004, the Company had $44.9 million of irrevocable undrawn letters of credit and $1.9 billion of investments and cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders or reinsurers in the event of default by the Company on its obligations to pay claims. These invested assets and the related liabilities are included on the Company’s consolidated balance sheet. The following provides additional detail regarding irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company’s United States insurance companies had invested assets with a carrying value of $37.1 million and $40.1 million on deposit with state regulatory authorities at December 31, 2004 and 2003, respectively.

Invested assets with a carrying value of $13.0 million and $14.5 million at December 31, 2004 and 2003, respectively, were held in trust for the benefit of cedents of the Company’s United States insurance companies.

Invested assets with a carrying value of $165.4 million and $193.9 million at December 31, 2004 and 2003, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL’s accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $39.4 million and $37.7 million at December 31, 2004 and 2003, respectively, were held in trust for the benefit of MIICL’s United States surplus lines policyholders.

Invested assets with a carrying value of $58.3 million and $46.3 million at December 31, 2004 and 2003, respectively, were held in trust for the benefit of MIICL’s Canadian cedents.

The Company had contingent liabilities regarding irrevocable undrawn letters of credit supporting certain reinsurance business written in the United States by MIICL and Terra Nova (Bermuda) Insurance Company Ltd., a wholly-owned subsidiary, of $44.9 million and $55.3 million at December 31, 2004 and 2003, respectively. The Company had deposited invested assets with a carrying value of $49.4 million and $97.1 million at December 31, 2004 and 2003, respectively, as collateral against these amounts.

The Company had deposited $314.6 million and $431.3 million of invested assets with Lloyd’s to support its underwriting activities at December 31, 2004 and 2003, respectively. In addition, the Company had invested assets with a carrying value of $1.2 billion and $1.0 billion at December 31, 2004 and 2003, respectively, held in trust for the benefit of syndicate policyholders.

g) At December 31, 2004, the only investment in any one issuer that exceeded 10% of shareholders’ equity, excluding investments in U.S. Treasury securities and obligations of U.S. government agencies, was an investment in KFW International Finance. The KFW International Finance investment represents fixed maturities issued by a government-owned financial institution, which are guaranteed by the Federal Republic of Germany and had a fair value of $202.7 million.

3. Receivables

Following are the components of receivables (dollars in thousands):

	December 31,
	2004	2003
Amounts receivable from agents, brokers and insureds	$337,917	$360,131
Less allowance for doubtful receivables	8,352	7,196

	329,565	352,935
Other	86,521	97,985

RECEIVABLES	$416,086	$450,920

Amounts receivable from agents, brokers and insureds included $76.6 million and $81.6 million of accrued premium income at December 31, 2004 and 2003, respectively. Accrued premium income represents the difference between estimated cumulative ultimate gross written premium and cumulative billed premiums. This timing difference arises because producers have obligated the Company to provide coverage but have not yet reported final policy information.

Other receivables included $67.5 million and $74.1 million recoverable from Marsh, Inc. at December 31, 2004 and 2003, respectively. These amounts relate to the 2002 settlement of a reinsurance dispute with Marsh, Inc. and several other reinsurers. As a result of the settlement, Marsh, Inc. agreed to pay 57% of future claims from the program involved in the dispute. Marsh, Inc. is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc.

4. Deferred Policy Acquisition Costs

The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Balance, beginning of year	$200,284	$150,547	$140,707
Policy acquisition costs deferred	491,067	467,144	339,286
Amortization and write off charged to expense	(486,772)	(417,407)	(329,446)

DEFERRED POLICY ACQUISITION COSTS	$204,579	$200,284	$150,547

The following reflects the components of underwriting, acquisition and insurance expenses (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Amortization and write off of policy acquisition costs	$486,772	$417,407	$329,446
Other operating expenses	186,678	167,303	157,662

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES	$673,450	$584,710	$487,108

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property and Equipment

Following are the components of property and equipment, which are included in other assets on the consolidated balance sheets (dollars in thousands):

	December 31,
	2004	2003
Leasehold improvements	$25,411	$25,107
Furniture and equipment	55,770	49,798
Other	1,446	1,472

	82,627	76,377
Less accumulated depreciation and amortization	52,405	42,498

PROPERTY AND EQUIPMENT	$30,222	$33,879

Depreciation and amortization expense of property and equipment was $10.3 million, $9.3 million and $7.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company does not own any material properties as it leases substantially all of its facilities and certain furniture and equipment under operating leases with remaining terms up to approximately fourteen years.

Minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2004 are as follows (dollars in thousands):

Years Ending December 31,
2005	$12,418
2006	13,610
2007	14,234
2008	13,669
2009	13,267
2010 and thereafter	41,744

TOTAL	$108,942

Total rental expense for the years ended December 31, 2004, 2003 and 2002 was approximately $13.3 million, $12.8 million and $12.3 million, respectively.

6. Goodwill

Statement No. 142 requires goodwill to be tested at least annually for impairment. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30. There was no indication of goodwill impairment during 2004 or 2003.

Intangible assets other than goodwill were fully amortized as of June 30, 2003. The amortization expense for intangible assets was $4.1 million and $10.7 million for the twelve months ended December 31, 2003 and 2002, respectively.

The carrying amounts of goodwill by reporting unit at December 31, 2004 were as follows: Excess and Surplus Lines, $81.8 million, and London Insurance Market, $257.9 million. The carrying amounts of goodwill by reporting unit at December 31, 2003 were as follows: Excess and Surplus Lines, $81.8 million, and London Insurance Market, $275.5 million. The carrying amount of goodwill for the London Insurance Market was reduced in 2004 by $17.6 million as discussed in note 7.

7. Income Taxes

Income before income taxes consisted of the following (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Domestic	$276,264	$189,524	$108,305
Foreign	(52,219)	(7,940)	9,388

INCOME BEFORE INCOME TAXES	$224,045	$181,584	$117,693

Income tax expense consisted of the following (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Current
Federal–domestic operations	$84,749	$68,504	$32,740
Federal–foreign operations	3,684	2,824	13,096

Total current tax expense	88,433	71,328	45,836

Deferred
Federal–domestic operations	(7,100)	(7,857)	6,249
Federal–foreign operations	(2,863)	(3,916)	(3,561)
Foreign–foreign operations	(19,837)	(1,448)	(6,155)

Total deferred tax benefit	(29,800)	(13,221)	(3,467)

INCOME TAX EXPENSE	$58,633	$58,107	$42,369

The Company made net income tax payments of $94.2 million, $74.6 million and $31.9 million in 2004, 2003 and 2002, respectively. Current income taxes payable were $1.5 million and $8.7 million at December 31, 2004 and 2003, respectively, and were included in other liabilities on the consolidated balance sheets. In general, the Company is not subject to state income taxation.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

Reconciliations of the United States corporate income tax rate and the effective tax rate on income before income taxes are as follows:

	Years Ended December 31,
	2004	2003	2002
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	(7)	(7)	(7)
Amortization of intangible assets	—	1	3
Unbenefitted net operating losses–foreign	—	—	2
Differences between financial reporting and tax bases	(1)	2	2
Nonrecurring tax benefit	(2)	—	—
Other	1	1	1

EFFECTIVE TAX RATE	26%	32%	36%

The components of the net deferred tax asset are as follows (dollars in thousands):

	December 31,
	2004	2003
Assets
Income reported in different periods for financial reporting and tax purposes	$35,811	$16,310
Unpaid losses and loss adjustment expenses, nondeductible portion for income tax purposes	135,049	119,165
Unearned premiums, adjustment for income tax purposes	54,856	53,432
Net operating loss carryforwards	145,678	148,480
Other	3,266	2,686

Total gross deferred tax assets	374,660	340,073
Less valuation allowance	44,381	45,833

Total gross deferred tax assets, net of allowance	330,279	294,240

Liabilities
Deferred policy acquisition costs	64,583	59,449
Investments, net unrealized gains	203,041	145,826
Differences between financial reporting and tax bases	4,039	26,019
Other	16,156	14,424

Total gross deferred tax liabilities	287,819	245,718

NET DEFERRED TAX ASSET	$42,460	$48,522

The net deferred tax asset at December 31, 2004 and 2003 is included in other assets on the consolidated balance sheets.

7. Income Taxes (continued)

Upon acquiring Markel International, the Company established a $45.8 million valuation allowance substantially all of which related to pre-acquisition losses at Markel Capital. A valuation allowance was considered necessary due to the uncertainty of realizing a future tax benefit on these losses. At December 31, 2004, the Company had approximately $416 million of net operating losses (principally attributed to Markel Capital) that can be carried forward indefinitely to offset Markel Capital’s future taxable income. During 2004, $2.9 million of the deferred tax asset established upon acquisition of Markel International was realized and both the valuation allowance and goodwill were reduced. This reduction in the valuation allowance was partially offset by an increase of $1.5 million resulting from management’s determination that it is more likely than not that some of the Company’s post-acquisition losses for its Bermuda-based subsidiary will not be realized.

The Company will realize $209.4 million of the gross deferred tax assets recorded at December 31, 2004 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. Management expects its foreign subsidiaries to generate future taxable income, excluding the effect of future originating temporary differences, to realize the remaining $120.9 million of the gross deferred tax assets, net of the valuation allowance. While management believes it is more likely than not that its foreign subsidiaries will generate sufficient future taxable income to realize the remaining gross deferred tax assets, a change in management’s estimates and assumptions could result in an increase in the valuation allowance through a charge to earnings.

Provisions for United States income taxes on undistributed earnings of foreign subsidiaries are made only on those amounts in excess of the funds that are considered to be permanently reinvested. Pre-acquisition earnings of foreign subsidiaries are considered permanently reinvested and no provision for United States income taxes has been recorded. If these pre-acquisition earnings were not considered permanently reinvested, an additional deferred income tax liability of approximately $48 million would have been provided.

During 2004, the Internal Revenue Service ruled in favor of the Company regarding an appeal of a tax assessment on its 1997 through 1999 federal income tax returns. The Company made no payments as part of this settlement and no adjustments to the consolidated financial statements were required. Additionally, the Company’s federal income tax return for 2000 was closed to audit in September 2004. As a result, management determined that tax liabilities were $22.5 million less than previously estimated. The Company recognized a nonrecurring tax benefit of $4.1 million, reduced goodwill related to the Markel International acquisition by $14.7 million and increased common stock related to closed stock option plans by $3.7 million.

The American Jobs Creation Act of 2004 provides for a special one-time tax benefit on the repatriation of foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company completed its analysis of this provision and determined that no benefit will be received because it continues to believe its pre-acquisition earnings from foreign subsidiaries will remain permanently reinvested.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses

a) The following table sets forth a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$3,315,599	$2,780,675	$2,302,771
Commutations and other	91,618	86,786	66,241

RESTATED NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	3,407,217	2,867,461	2,369,012
Incurred losses and loss adjustment expenses
Current year	1,274,426	1,140,946	983,035
Prior years	33,917	128,576	131,575

TOTAL INCURRED LOSSES AND LOSS ADJUSTMENT EXPENSES	1,308,343	1,269,522	1,114,610

Payments
Current year	212,108	179,055	184,656
Prior years	679,624	702,094	647,704

TOTAL PAYMENTS	891,732	881,149	832,360

Foreign exchange adjustment	3,059	7,860	9,516
RITC (see note 1(a))	14,204	51,905	37,716
Recoverable from Marsh, Inc. (see note 3)	—	—	82,181

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	3,841,091	3,315,599	2,780,675

Reinsurance recoverable on unpaid losses	1,641,276	1,614,114	1,586,128

GROSS RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$5,482,367	$4,929,713	$4,366,803

Current year incurred losses and loss adjustment expenses for 2004 included $80.9 million of net losses for Hurricanes Charley, Frances, Ivan and Jeanne.

Prior years’ incurred losses and loss adjustment expenses of $33.9 million in 2004 included loss reserve increases of $55.3 million at the Investors Brokered Excess and Surplus Lines unit and $30.0 million at Markel International and allowances for potentially uncollectible reinsurance of $19.0 million. These reserve increases were partially offset by net redundancies of $70.4 million primarily from the Shand Professional/Products Liability, Markel Specialty Program Insurance and Essex Excess and Surplus Lines units.

The increase in prior years’ loss reserves for the Investors Brokered Excess and Surplus Lines unit included $34.9 million of reserve increases during 2004, primarily related to the 1999 to 2002 accident years for the unit’s California commercial and residential contractors programs. During 2004, the

8. Unpaid Losses and Loss Adjustment Expenses (continued)

Company determined that the development of reported claims for this book of business was higher than expected. The remaining reserve increases at this unit were attributed to other casualty programs across various accident years.

The increase in prior years’ loss reserves at Markel International was primarily due to adverse development of the 1997 to 2001 accident years on the U.S. casualty reinsurance, financial institution risks, professional indemnity and general liability exposures, most of which are no longer written. The prior years’ loss reserve development was identified as part of a claims review concluded in early 2004, which indicated that these lines of business were taking longer to develop than previously estimated.

The increase in prior years’ loss reserves for allowances for potentially uncollectible reinsurance was primarily due to deterioration in the financial condition of several reinsurers who participated in reinsurance treaties covering business written in the Excess and Surplus Lines and Other segments.

The net redundancies at the Shand Professional/Products Liability, Markel Specialty Program Insurance and Essex Excess and Surplus Lines units were primarily attributed to the 2002 and 2003 accident years and were due to the positive effect of price increases across most product lines. Approximately half of this redundancy was related to the medical malpractice and specified professions programs at the Shand Professional/Products Liability unit, the casualty and accident and health programs at the Markel Specialty Program Insurance unit and the casualty programs at the Essex Excess and Surplus Lines unit.

Prior years’ incurred losses and loss adjustment expenses of $128.6 million in 2003 were due to $91.1 million of reserve increases at the Investors Brokered Excess and Surplus Lines unit and $94.4 million of reserve increases in the Other segment, partially offset by $56.9 million of net redundancy from other underwriting units, primarily the Shand Professional/Products Liability and the Essex Excess and Surplus Lines units.

During 2003, the Company completed an internal claims review at the Investors Brokered Excess and Surplus Lines unit. The review highlighted case reserve estimates, primarily for general and products liability programs, including commercial and residential contractors programs, which did not meet the Company’s standards. As a result, the Company updated its actuarial assumptions and increased losses and loss adjustment expenses, primarily for the 1997 to 2001 accident years.

In 2003, the increase in prior years’ incurred losses and loss adjustment expenses for the Other segment was due to $55.0 million of reserve increases for asbestos and environmental exposures, $20.0 million of reserve increases for discontinued programs at Markel International, $13.0 million of allowances for potentially uncollectible reinsurance and $6.4 million of run off costs.

The $55.0 million of reserve increases in 2003 related to business written prior to the addition of pollution exclusions to insurance policies in 1986 and reflected a higher than expected incidence of new claims and adverse appellate and bankruptcy court decisions.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses (continued)

In 2003, the prior years’ reserve increases for discontinued programs at Markel International were primarily due to higher loss frequency than originally estimated and to the emergence of coverage disputes with insureds.

The 2003 increase in the allowance for potentially uncollectible reinsurance was required to provide for collection disputes with reinsurers and to increase reserves for financially weak reinsurers.

Prior years’ incurred losses and loss adjustment expenses of $131.6 million in 2002 were primarily due to $66.3 million of reserve increases in the Other segment and $31.4 million of reserve increases in the general and products liability programs at the Investors Brokered Excess and Surplus Lines unit.

The $66.3 million of prior years’ reserve increases during 2002 in the Other segment included $35.0 million due to asbestos exposures and related allowances for reinsurance bad debt. Due to unfavorable litigation trends, the Company determined that it was appropriate to increase reserves for asbestos exposures, including reinsurance bad debt. The remaining $31.3 million of reserve increases in the Other segment were related to $22.3 million of run off costs for discontinued products and $9.0 million of reserve increases for reinsurance costs and collection issues.

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

Inherent in the Company’s reserving practices is the desire to establish reserves that are more likely redundant than deficient. As such, the Company seeks to establish loss reserves that will ultimately prove to be adequate. Furthermore, the Company’s philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but uncertainty remains regarding the potential for adverse development of estimated ultimate liabilities.

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

8. Unpaid Losses and Loss Adjustment Expenses (continued)

reinsurance assumed that was written on an occurrence basis from the 1970s to mid-1980s. Exposure also originated from claims-made policies written by the Company that were designed to cover environmental risks provided that all other terms and conditions of the policy were met.

A&E claims include property damage and clean-up costs related to pollution, as well as personal injury allegedly arising from exposure to hazardous materials. After 1986, the Company began underwriting CGL coverage with pollution exclusions, and in some lines of business the Company began using a claims-made form. These changes significantly reduced the Company’s exposure to future A&E claims on post-1986 business.

The following table provides a reconciliation of beginning and ending A&E reserves for losses and loss adjustment expenses, which are a component of consolidated reserves for losses and loss adjustment expenses (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$250,709	$210,786	$203,405
Commutations and other	12,057	7	1,529

RESTATED NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	262,766	210,793	204,934

Incurred losses and loss adjustment expenses	2,049	60,859	21,992
Payments	21,619	20,943	16,140

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	243,196	250,709	210,786

Reinsurance recoverable on unpaid losses	188,683	164,801	152,031

GROSS RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$431,879	$415,510	$362,817

The 2003 and 2002 incurred losses and loss adjustment expenses were primarily due to adverse development in asbestos-related reserves. The Company completed its annual review of asbestos and environmental loss reserves in both its U.S. and international operations during the third quarter of 2004. While the legal environment and process for resolving asbestos and environmental claims continues to be adverse, no adjustments to loss reserves resulted from the 2004 review. At December 31, 2004, asbestos-related reserves were $347.1 million and $181.2 million on a gross and net basis, respectively.

Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $151.0 million and $92.2 million, respectively, at December 31, 2004. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $277.0 million at December 31, 2004, of which approximately $40.9 million was litigation-related expense.

The Company’s reserves for losses and loss adjustment expenses related to A&E exposures represent management’s best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company’s statistical analysis of these reserves is reviewed by the Company’s independent actuaries. A&E exposures are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company’s gross and net A&E reserves at December 31, 2004 are adequate.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Convertible Notes Payable

During 2001, the Company issued $408.0 million principal amount at maturity, $112.9 million net proceeds, of Liquid Yield Option™ Notes (LYONs). The LYONs are zero coupon senior notes convertible into the Company’s common shares under certain conditions. The issue price of $283.19 per LYON represents a yield to maturity of 4.25%. The LYONs mature on June 5, 2031. The Company uses the effective yield method to recognize the accretion of discount from the issue price to the face amount of the LYONs at maturity. The accretion of discount is included in interest expense. On June 5, 2002, certain holders exercised the first put option by requiring the Company to repurchase $119.9 million principal amount at maturity of the LYONs, at their accreted value of $295.35 per LYON.

Each LYON will be convertible into 1.1629 shares of common stock upon the occurrence of any of the following events: if the closing price of the Company’s common shares on the New York Stock Exchange exceeds specified levels (the conversion trigger price), if the credit rating of the LYONs is reduced below specified levels, if the Company calls the LYONs for redemption, or if the Company is party to certain mergers or consolidations. If the closing price of the Company’s common shares exceeds the applicable conversion trigger price for at least 20 days in a period of 30 consecutive trading days ending on the last day of the quarter, then, beginning on the first day of the following quarter, holders may surrender the LYONs for conversion into common shares of the Company at any time, at their option.

At December 31, 2004, the conversion trigger price was $333.21 per common share and the closing price of our common shares was $364.00 per share. However, the LYONs did not become convertible as the closing price of the Company’s common shares did not exceed the conversion trigger price for the required number of days. In 2005, the conversion trigger price ranges from $336.49 to $346.53 per common share. Once convertible, the LYONs remain convertible regardless of future changes in the closing price of the Company’s common shares. The common shares that would be issued if the LYONs were converted are included in the Company’s calculation of diluted net income per share.

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

The estimated fair value of the convertible notes payable was approximately $124 million and $99 million at December 31, 2004 and 2003, respectively, and was based on quoted market prices.

10. Senior Long-Term Debt

Senior long-term debt consists of the following (dollars in thousands):

	December 31,
	2004	2003
Unsecured borrowings under $220 million revolving credit facility, at 2.25% at December 31, 2003, expires December 31, 2006	$—	$110,000
7.20% unsecured senior notes, due August 15, 2007, interest payable semi-annually, net of unamortized discount of $1,651 in 2004 and $2,291 in 2003	71,381	70,741
7.00% unsecured senior notes, due May 15, 2008, interest payable semi-annually, net of unamortized discount of $3,256 in 2004 and $4,233 in 2003	94,244	93,267
6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $2,225 in 2004 and $2,498 in 2003	247,775	247,502
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $3,140 in 2004	196,860	—

SENIOR LONG-TERM DEBT	$610,260	$521,510

On September 30, 2003, the Company arranged a revolving credit facility which provides $220 million of capacity for working capital and other general corporate purposes. The Company may select from two interest rate options for balances outstanding. The Company pays a commitment fee (0.30% at December 31, 2004) on the unused portion of the facility based on the Company’s debt to equity leverage ratio as calculated under the facility.

The Company was in compliance with all covenants contained in its revolving credit facility at both December 31, 2004 and 2003. To the extent that the Company was not in compliance with its covenants, the Company’s access to the credit facility could be restricted. While the Company believes such events are unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity.

On August 13, 2004, the Company issued $200 million of 7.35% unsecured senior notes due August 15, 2034. The unsecured senior notes were issued under an existing shelf registration statement. Net proceeds to the Company were $196.8 million and were primarily used to repay $110.0 million outstanding under the Company’s revolving credit facility.

The Company’s unsecured senior notes are not redeemable or subject to any sinking fund requirements.

The estimated fair value of the Company’s senior long-term debt was approximately $671 million and $562 million at December 31, 2004 and 2003, respectively, and was based on quoted market prices.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Senior Long-Term Debt (continued)

Following is a schedule of future principal payments due on senior long-term debt as of December 31, 2004 (dollars in thousands):

Years Ending December 31,
2005	$—
2006	—
2007	71,381
2008	94,244
2009	—
2010 and thereafter	444,635

TOTAL	$610,260

The Company paid $31.4 million, $26.6 million and $19.9 million in interest on its senior long-term debt during the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Company paid $13.1 million in interest on the 8.71% Junior Subordinated Debentures during the year ended December 31, 2004, and $19.6 million and $6.5 million during the years ended December 31, 2003 and 2002, respectively. Interest paid in 2003 included $6.5 million that was accrued at December 31, 2002. The estimated fair value of the Company’s 8.71% Junior Subordinated Debentures was approximately $162 million and $153 million at December 31, 2004 and 2003, respectively, and was based on quoted market prices.

12. Shareholders’ Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,847,273 shares and 9,846,913 shares were issued and outstanding at December 31, 2004 and 2003, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which was issued or outstanding at December 31, 2004 or 2003.

b) Net income per share is determined by dividing net income by the applicable weighted average shares outstanding (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income as reported	$165,412	$123,477	$75,324
Interest expense, net of tax, on convertible notes payable	1,855	2,085	1,340

Adjusted net income	$167,267	$125,562	$76,664

Basic common shares outstanding	9,849	9,842	9,825
Dilutive effect of convertible notes payable	335	335	335
Other dilutive potential common shares	6	19	27

Diluted shares outstanding	10,190	10,196	10,187

Basic net income per share	$16.79	$12.55	$7.67

Diluted net income per share	$16.41	$12.31	$7.53

Adjusted net income, diluted shares outstanding and diluted net income per share reflect the Company’s adoption of EITF Issue No. 04-8 in 2004. EITF Issue No. 04-8 addresses the effect of contingently convertible instruments on diluted net income per share. The Company’s convertible notes payable are considered to be a contingently convertible instrument. The impact of adopting EITF Issue No. 04-8 was additional dilution of approximately 2% in all periods presented. The Company has restated previously reported diluted net income per share in accordance with this accounting standard.

Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options and restricted stock.

c) The Company’s Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company’s common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan’s loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. Effective July 30, 2002, directors and executive officers may no longer obtain new loans under the plan, as required by the Sarbanes-Oxley Act. Existing loans to directors and executive officers will continue in accordance with the terms in effect on July 30, 2002. The Company has authorized 100,000 shares for purchase under this plan, of which 45,935 and 55,505 shares were available for purchase at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $14.7 million and $14.0 million, respectively.

d) The Company has three stock option or stock award plans for employees and directors: the 1986 Stock Option Plan (1986 Plan), which expired on November 3, 1996, the 2000 Octavian Stock Option Plan (Octavian Plan) and the Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan), adopted during 2003.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Shareholders’ Equity (continued)

In connection with the acquisition of Markel International, the Company provided for the conversion of options under Markel International’s Octavian Plan into options to purchase the Company’s common shares. The Octavian Plan provides for the issuance of options to former and current members of management of Octavian (now Markel Syndicate Management) based on profit commissions receivable by Markel Syndicate Management for the 1997 to 2000 years of account at Lloyd’s. Options issued in 2001, 2002 and 2003 were issued under estimated obligations that existed at the date of the Company’s acquisition of Markel International and were not new grants. Options issued under the Octavian Plan in 2001, 2002 and 2003 related to the 1998, 1999 and 2000 years of account at Lloyd’s, respectively, and were earned by the participants and expensed by Markel International under APB Opinion No. 25 in years prior to Markel International’s acquisition by the Company. The options have a nominal exercise price and all outstanding options are currently exercisable. No further options are available for issuance under the Octavian Plan. Options expire seven years from the date of issue. At December 31, 2004 and 2003, respectively, the Company had 1,627 and 5,528 shares reserved and available for issuance under the plan.

Stock option transactions are summarized below:

	Years Ended December 31,
	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price
Options outstanding at January 1	15,528	$27	29,729	$39	42,138	$32
Issued (Octavian Plan)	—	—	801	0	1,639	0
Exercised	(13,901)	30	(15,002)	55	(14,048)	13

Options outstanding at December 31	1,627	$0	15,528	$27	29,729	$39

Options exercisable at December 31	1,627		15,528		29,729
Options available for grant at December 31	—		—		42,557

At December 31, 2004, all options under the 1986 Plan were exercised. The Company’s weighted average remaining contractual life for stock options outstanding under the Octavian Plan was 4.1 years at December 31, 2004.

The Omnibus Incentive Plan provides for grants or awards of cash, restricted stock, restricted stock units, performance grants and other stock-based awards. The Omnibus Incentive Plan does not authorize grants of stock options. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee), and will terminate on March 5, 2013. At December 31, 2004, there were 150,000 shares reserved for issuance under the Omnibus Incentive Plan. At December 31, 2004 and 2003, aggregate Restricted Stock Units (as defined by the Omnibus Incentive Plan) awarded to the Company’s non-employee directors were 6,000 and 5,000 units, respectively. At December 31, 2004 and 2003, the Company had also provided for performance-based Restricted Stock

12. Shareholders’ Equity (continued)

Unit awards to certain associates and executive officers. Under the terms of these awards, recipients received 6,611 and 6,691 Restricted Stock Units based upon meeting performance conditions for 2004 and 2003, respectively, as determined by a subcommittee of the Compensation Committee. Awards granted to non-employee directors vest ratably over a five-year period from the date of grant, while awards granted to certain associates and executive officers vest at the end of the fifth year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company’s common stock for each vested Restricted Stock Unit.

The market value, at the grant date, of all Restricted Stock Units awarded for 2004 and 2003 was $2.7 million and $3.0 million, respectively. The market value of the awards was recorded as unearned compensation within shareholders’ equity. Stock-based compensation expense is recognized as part of underwriting, acquisition and insurance expenses over the vesting period. Total stock-based compensation expense related to Restricted Stock Units was $1.2 million in 2004 and $0.4 million in 2003.

13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of net holding gains on securities arising during the period less reclassification adjustments for net gains included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense on net holding gains on securities arising during the period was $58.7 million, $65.1 million and $20.7 million for 2004, 2003 and 2002, respectively. The related tax expense on the reclassification adjustments for net gains included in net income was $1.4 million for 2004, $15.8 million for 2003 and $17.9 million for 2002. The related tax expense (benefit) on foreign currency translation adjustments was $0.5 million for 2004, $3.7 million for 2003 and $(3.9) million for 2002.

14. Reinsurance

The Company purchases reinsurance in order to reduce its retention on individual risks and enable it to underwrite policies with sufficient limits to meet policyholder needs. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement.

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2004 and 2003, the Company’s ten largest reinsurers by group and balances recoverable represented approximately 57% and 60%, respectively, of the reinsurance recoverable on paid and unpaid losses. At December 31, 2004, the Company’s largest reinsurance balance was due from the Munich Re Group and represented 12% of the reinsurance recoverable on paid and unpaid losses.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral from certain reinsurers, including letters of credit and trust accounts. In addition to these forms of collateral, the Company held $58.5 million of cash and cash equivalents at December 31, 2004 received from two reinsurers as security under certain reinsurance agreements. Amounts held related to these reinsurance agreements are available, without restriction, when the Company pays losses covered by the reinsurance agreements.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Reinsurance (continued)

The following table summarizes the Company’s reinsurance allowance for doubtful accounts (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
REINSURANCE ALLOWANCE, BEGINNING OF YEAR	$149,398	$128,582	$105,047
Additions
Charged to expense	19,674	15,209	11,416
Charged to other accounts	4,697	454	1,074
RITC (see note 1(a))	5,542	5,311	13,339

TOTAL REINSURANCE ALLOWANCE ADDITIONS	29,913	20,974	25,829

Deductions	1,870	158	2,294

REINSURANCE ALLOWANCE, END OF YEAR	$177,441	$149,398	$128,582

The provision for reinsurance bad debts in 2004 was primarily due to deterioration in the financial condition of several reinsurers who participate in treaties covering business written in the Excess and Surplus Lines and Other segments. The provision for reinsurance bad debts in 2003 was primarily due to increased reinsurance bad debts in the Company’s discontinued operations and resulted from the weakened financial condition of certain reinsurers. The provision for reinsurance bad debts in 2002 was primarily due to reinsurance bad debts included in the Company’s $35.0 million of reserve increases for asbestos exposures and additional reinsurance collection issues in the Other segment during 2002.

Amounts charged to other accounts in 2004 include amounts received by the Company under a third party indemnification agreement for potentially uncollectible reinsurance recoverable on unpaid losses.

In each of the years ended December 31, 2004, 2003 and 2002, the Company recorded a provision for reinsurance bad debts on its RITC due to exposure to reinsurers experiencing financial difficulties and reinsurance disputes in the years of account being closed.

Management believes the Company’s reinsurance allowance for doubtful accounts is adequate at December 31, 2004; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges.

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

	Years Ended December 31,
	2004		2003		2002
	Written	Earned	Written	Earned	Written	Earned
Direct	$2,355,796	$2,405,687	$2,436,994	$2,341,040	$2,084,480	$1,983,098
Assumed	162,604	158,634	135,237	128,273	133,211	116,064
Ceded	(468,016)	(510,434)	(596,992)	(605,062)	(600,503)	(550,146)

Net Premiums	$2,050,384	$2,053,887	$1,975,239	$1,864,251	$1,617,188	$1,549,016

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $339.4 million, $278.7 million and $454.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. For 2004, the increase in ceded incurred losses and loss adjustment expenses compared to 2003 was primarily due to increases in prior years’ loss

14. Reinsurance (continued)

reserves in the London Insurance Market segment and to current year ceded incurred losses and loss adjustment expenses resulting from the 2004 hurricanes. For 2003, the decrease in ceded incurred losses and loss adjustment expenses from the prior year was primarily due to lower gross loss reserve development at Markel International on business written in 2001 and prior years. During this period, Markel International offered higher policy limits and purchased greater amounts of reinsurance.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 2004, 2003 and 2002 was approximately 8%, 7% and 7%, respectively.

15. Contingencies

On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court for the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus interest and exemplary damages in connection with alleged reinsurance agreements. The discovery phase of this matter ended in late 2004 and a trial date has not yet been determined. The Company believes it has numerous defenses to this claim, including the defense that the alleged reinsurance agreements and insurance policy were not valid. The Company intends to vigorously defend this matter.

This and other contingencies arise in the normal conduct of the Company’s operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

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

17. Statutory Financial Information

a) The following table includes unaudited selected information for the Company’s wholly-owned domestic insurance subsidiaries as filed with state insurance regulatory authorities (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Net income	$185,493	$136,288	$54,125
Statutory capital and surplus	$1,140,975	$990,418	$712,896

The laws of the domicile states of the Company’s domestic insurance subsidiaries govern the amount of dividends which may be paid to the Company. Generally, statutes in the domicile states of the Company’s domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2004, the Company’s domestic insurance subsidiaries could pay up to $179.1 million during the following twelve months under the ordinary dividend regulations without prior regulatory approval.

In converting from statutory accounting principles to U.S. GAAP, typical adjustments include deferral of policy acquisition costs, differences in the calculation of deferred income taxes and the inclusion of net unrealized holding gains or losses relating to fixed maturities in shareholders’ equity. The Company does not use any permitted statutory accounting practices which are different from prescribed statutory accounting practices.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes MIICL’s unaudited estimated FSA Return policyholders’ surplus, statutory solvency margin and net income (loss) (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Policyholders’ surplus	$247,715	$193,977	$76,966
Statutory solvency margin	56,450	52,628	48,006
Net income (loss)	(10,998)	7,911	(15,066)

MIICL’s ability to pay dividends is limited by applicable FSA requirements which require MIICL to give 14 days advance notice to the FSA of its intention to declare and pay a dividend. In addition, MIICL must comply with the United Kingdom Companies Act of 1985 which provides that dividends may only be paid out of distributable profits.

c) The ability of Terra Nova (Bermuda) Insurance Company Ltd. (TNBIC), a company in orderly run off since 2000, to pay dividends is subject to certain regulatory restrictions. Under the Insurance Act of 1978, amendments to it and related regulations of Bermuda (the Act), TNBIC is required to file Bermuda statutory financial statements and a statutory financial return. The Act and conditions imposed by the Bermuda regulators also require TNBIC to maintain certain measures of solvency and liquidity during the year.

The following table summarizes TNBIC’s unaudited estimated statutory capital and surplus, minimum required statutory capital and surplus and net income (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Statutory capital and surplus	$1,444	$88,910	$118,794
Minimum required statutory capital and surplus	1,000	50,000	100,000
Net income	11,917	3,577	39,618

In December 2004, TNBIC entered into agreements with MIICL that resulted in the commutation and reinsurance of all of TNBIC’s insurance liabilities. In connection with this transaction, the Bermuda regulators approved a reduction in the minimum required statutory capital and surplus to $1.0 million and also granted TNBIC permission, subject to compliance with the required minimum measures of solvency and liquidity, to make a distribution and dividend out of statutory capital and surplus, which reduced its statutory capital.

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

18. Segment Reporting Disclosures (continued)

Approximately 24% of the Company’s 2004 gross written premiums were foreign risks, of which approximately 40% related to the United Kingdom. For 2003, approximately 25% of the Company’s gross written premiums were foreign risks, of which approximately 40% related to the United Kingdom. For 2002, approximately 23% of the Company’s gross written premiums were foreign risks, of which approximately 39% related to the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which gross written premiums were material. Gross written premiums are attributed to individual countries based upon location of risk.

Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company’s underwriting performance. Segment profit for the Investing segment is measured by net investment income and net realized investment gains or losses.

The Company does not allocate assets to the Excess and Surplus Lines, Specialty Admitted and London Insurance Market operating segments for management reporting purposes. Total invested assets are allocated to the Investing segment. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a) Following is a summary of segment disclosures (dollars in thousands):

	Year Ended December 31, 2004
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,478,210	$294,114	$700,002	$—	$46,074	$2,518,400
Net written premiums	1,156,044	276,363	580,730	—	37,247	2,050,384
Earned premiums	1,146,142	265,671	604,070	—	38,004	2,053,887
Losses and loss adjustment expenses	655,801	142,654	474,186	—	35,702	1,308,343
Underwriting, acquisition and insurance expenses	342,791	85,074	229,791	—	15,794	673,450

Underwriting profit (loss)	147,550	37,943	(99,907)	—	(13,492)	72,094

Net investment income	—	—	—	204,032	—	204,032
Net realized investment gains	—	—	—	4,139	—	4,139

Segment profit (loss)	$147,550	$37,943	$(99,907)	$208,171	$(13,492)	$280,265

Interest expense						56,220

Income before income taxes						$224,045

U.S. GAAP combined ratio*	87%	86%	117%	—	136%	96%

*	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Segment Reporting Disclosures (continued)

	Year Ended December 31, 2003
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,520,608	$270,647	$738,443	$—	$42,533	$2,572,231
Net written premiums	1,106,728	254,146	591,846	—	22,519	1,975,239
Earned premiums	1,031,652	235,275	575,116	—	22,208	1,864,251
Losses and loss adjustment expenses	629,092	137,489	394,761	—	108,180	1,269,522
Underwriting, acquisition and insurance expenses	294,382	74,694	205,506	—	10,128	584,710

Underwriting profit (loss)	108,178	23,092	(25,151)	—	(96,100)	10,019

Net investment income	—	—	—	182,608	—	182,608
Net realized investment gains	—	—	—	45,045	—	45,045

Segment profit (loss)	$108,178	$23,092	$(25,151)	$227,653	$(96,100)	$237,672

Amortization of intangible assets						4,127
Interest expense						51,961

Income before income taxes						$181,584

U.S. GAAP combined ratio*	90%	90%	104%	—	533%	99%

	Year Ended December 31, 2002
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,316,575	$235,598	$622,081	$—	$43,437	$2,217,691
Net written premiums	902,396	218,171	460,484	—	36,137	1,617,188
Earned premiums	768,563	185,933	558,534	—	35,986	1,549,016
Losses and loss adjustment expenses	500,161	124,136	399,059	—	91,254	1,114,610
Underwriting, acquisition and insurance expenses	215,127	62,282	196,050	—	13,649	487,108

Underwriting profit (loss)	53,275	(485)	(36,575)	—	(68,917)	(52,702)

Net investment income	—	—	—	170,137	—	170,137
Net realized investment gains	—	—	—	51,042	—	51,042

Segment profit (loss)	$53,275	$(485)	$(36,575)	$221,179	$(68,917)	$168,477

Amortization of intangible assets						10,684
Interest expense						40,100

Income before income taxes						$117,693

U.S. GAAP combined ratio*	93%	100%	107%	—	292%	103%

*	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

18. Segment Reporting Disclosures (continued)

b) The following summary reconciles segment assets to the Company’s consolidated financial statements (dollars in thousands).

	December 31,
	2004	2003	2002
Segment Assets
Investing	$6,316,747	$5,349,952	$4,314,152
Other	3,080,839	3,182,281	3,094,408

TOTAL ASSETS	$9,397,586	$8,532,233	$7,408,560

c) The following is a summary of segment earned premiums by major product grouping (dollars in thousands).

	Property	Casualty	Professional/ Products Liability	Other	Consolidated
Year Ended December 31, 2004
Excess and Surplus Lines	$175,986	$446,725	$390,056	$133,375	$1,146,142
Specialty Admitted	116,273	112,337	—	37,061	265,671
London Insurance Market	204,421	63,643	260,331	75,675	604,070
Other	—	—	—	38,004	38,004

EARNED PREMIUMS	$496,680	$622,705	$650,387	$284,115	$2,053,887

Year Ended December 31, 2003
Excess and Surplus Lines	$177,008	$396,030	$359,573	$99,041	$1,031,652
Specialty Admitted	104,888	94,729	—	35,658	235,275
London Insurance Market	146,574	60,758	242,082	125,702	575,116
Other	—	—	—	22,208	22,208

EARNED PREMIUMS	$428,470	$551,517	$601,655	$282,609	$1,864,251

Year Ended December 31, 2002
Excess and Surplus Lines	$154,962	$276,729	$272,921	$63,951	$768,563
Specialty Admitted	82,634	71,038	—	32,261	185,933
London Insurance Market	151,942	42,072	208,346	156,174	558,534
Other	—	—	—	35,986	35,986

EARNED PREMIUMS	$389,538	$389,839	$481,267	$288,372	$1,549,016

The Company does not manage products at this level of aggregation. The Company offers over 90 major product lines and manages these products in logical groupings within each underwriting unit.

19. Employee Benefit Plans

a) The Company maintains a defined contribution plan for its United States employees, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The Company provides another defined contribution plan for London-based employees. This plan is in line with local market terms and conditions of employment. The Company also provides a defined contribution plan for certain London-based employees and directors, the Markel Syndicate Management Pension Plan. The plan is closed to new participants. Annual expenses relating to all of the Company’s defined contribution plans were $8.8 million, $7.3 million and $6.2 million in 2004, 2003 and 2002, respectively.

b) The Terra Nova Pension Plan is a defined benefit plan which covers London-based employees who meet the eligibility conditions set out in the plan and is closed to new participants. The cost of providing pensions for employees is charged to earnings over the average working life of employees according to actuarial recommendations. Annual funding requirements are determined based on the projected unit

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Employee Benefit Plans (continued)

credit cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service. Final benefits are based on the employee’s years of credited service and the higher of pensionable compensation received in the calendar year preceding retirement or the best average pensionable compensation received in any three consecutive years in the ten years preceding retirement. The Company uses December 31 as the measurement date for the Terra Nova Pension Plan.

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized in the accompanying consolidated financial statements of the Company (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Components of net periodic benefit cost
Service cost	$2,143	$2,091	$1,947
Interest cost	3,614	2,962	2,459
Expected return on plan assets	(4,665)	(3,488)	(3,441)
Amortization of unrecognized loss	1,949	2,035	997

NET PERIODIC BENEFIT COST	$3,041	$3,600	$1,962

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$65,160	$51,291	$40,488
Service cost	2,143	2,091	1,947
Interest cost	3,614	2,962	2,459
Benefits paid	(2,022)	(1,563)	(2,435)
Actuarial loss	1,552	3,959	4,081
Foreign exchange adjustment	4,992	6,420	4,751

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$75,439	$65,160	$51,291

Change in plan assets
Fair value of plan assets at beginning of period	$57,232	$42,838	$41,911
Actual gain (loss) on plan assets	6,434	9,010	(6,844)
Employer contributions	1,327	1,350	6,002
Benefits paid	(2,022)	(1,563)	(2,435)
Foreign exchange adjustment	4,439	5,597	4,204

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$67,410	$57,232	$42,838

Funded status of the plan
Projected benefit obligation in excess of plan assets	$(8,029)	$(7,928)	$(8,453)
Unrecognized net actuarial loss	35,376	35,100	35,100

NET PENSION ASSET	$27,347	$27,172	$26,647

Weighted average assumptions as of December 31
Discount rate	5.4%	5.5%	5.8%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.8%	4.8%	4.5%

19. Employee Benefit Plans (continued)

Management’s weighted average assumptions at December 31, 2004 were used for computing the Company’s projected benefit obligation. The net periodic benefit cost for 2004 was calculated using management’s discount rate and rate of compensation increase assumptions at December 31, 2003.

Although the fair value of plan assets was less than the projected benefit obligation by $8.0 million and $7.9 million at December 31, 2004 and December 31, 2003, respectively, the fair value of plan assets exceeded the plan’s accumulated benefit obligation of $61.2 million and $50.9 million, respectively. The Company expects plan contributions to be $1.3 million in 2005. The Company’s net pension asset at December 31, 2004 and December 31, 2003 is included in other assets on the consolidated balance sheets.

The Company’s target asset allocation for the plan is 83% to 87% equity securities and 13% to 17% fixed maturities. At December 31, 2004, the actual allocation of assets in the plan was 86% equity securities and 14% fixed maturities. At December 31, 2003, the actual allocation of plan assets was 85% equity securities and 15% fixed maturities.

The expected return on plan assets reflects management’s belief that 4.5% is a reasonable rate of return to anticipate for fixed maturities given current market conditions and future expectations. In addition, the expected return on plan assets includes an assumption that equity securities will outperform fixed maturities by approximately 4%.

Investments are managed by a third-party investment manager. Equity securities are primarily invested in an index fund that is allocated 70% to shares of United Kingdom companies and 30% to companies in other markets. The primary objective of investing in this fund is to earn rates of return that are consistently in excess of inflation. Investing in equity securities, over the longer term, has provided rates of return that are significantly higher than investments in fixed maturities. As the Company’s obligations under this pension plan are expected to be paid out over a period in excess of thirty years, the Company primarily invests in equity securities. Fixed maturity investments are allocated between two index funds, one in United Kingdom companies and the other in companies from around the world. The assets in these funds are invested to meet the Company’s obligations for current pensioners and those individuals nearing retirement. The plan does not invest in the Company’s common shares.

The benefits expected to be paid in each year from 2005 to 2009 are $1.9 million, $2.0 million, $2.1 million, $2.1 million and $2.2 million, respectively. The aggregate benefits expected to be paid in the five years from 2010 to 2014 are $12.2 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2004 and include estimated future employee service.

c) Markel Syndicate Management also provides certain London-based employees with one of two defined benefit pension plans run in connection with the multi-employer Lloyd’s Superannuation Scheme (Markel Syndicate Management Plans). The Markel Syndicate Management Plans are similar in operation to the Terra Nova Pension Plan although the benefit structure differs. These plans are closed to new participants. While management considers it unlikely, in the event that other employers fail to fund their obligations under the plans, Markel Syndicate Management may be required to make up a shortfall, if any, between the assets of the plans and the projected benefit obligations.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
Fixed maturities (cost of $18,946 in 2004 and $11,174 in 2003)	$18,942	$11,682
Equity securities (cost of $59,590 in 2004 and $35,232 in 2003)	111,092	62,440
Short-term investments (estimated fair value approximates cost)	31,890	13,000

TOTAL INVESTMENTS, AVAILABLE-FOR-SALE	161,924	87,122

Cash and cash equivalents	25,824	21,498
Investments in consolidated subsidiaries	2,322,533	2,021,654
Notes receivable from subsidiaries	35,829	35,829
Other assets	33,086	31,883

TOTAL ASSETS	$2,579,196	$2,197,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Income taxes payable	$637	$5,250
Deferred income taxes	17,446	1,389
Convertible notes payable	94,817	90,601
Senior long-term debt	610,260	521,510
Junior Subordinated Deferrable Interest Debentures	150,000	150,000
Other liabilities	49,533	46,957

TOTAL LIABILITIES	922,693	815,707

TOTAL SHAREHOLDERS’ EQUITY	1,656,503	1,382,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,579,196	$2,197,986

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
REVENUES
Net investment income	$1,447	$729	$5,583
Cash dividends on common stock of consolidated subsidiaries	118,955	26,338	4,781
Net realized investment gains (losses)	14,711	(1,200)	11,672
Other	46	5	35

TOTAL REVENUES	135,159	25,872	22,071

EXPENSES
Interest	56,214	51,954	37,214
Other	3,582	1,856	1,389

TOTAL EXPENSES	59,796	53,810	38,603

Income (Loss) Before Equity in Undistributed Earnings of Consolidated Subsidiaries and Income Taxes	75,363	(27,938)	(16,532)
Equity in undistributed earnings of consolidated subsidiaries	78,469	129,832	96,845
Income tax expense (benefit)	(11,580)	(21,583)	4,989

NET INCOME	$165,412	$123,477	$75,324

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on securities, net of taxes
Net holding gains (losses) arising during the period	$25,020	$8,462	$(3,261)
Consolidated subsidiaries’ net holding gains arising during the period	83,925	112,466	41,680

	108,945	120,928	38,419

Less reclassification adjustments for net gains (losses) included in net income	(9,562)	780	(7,587)
Less consolidated subsidiaries’ reclassification adjustments for net gains (losses) included in net income	6,872	(30,059)	(25,590)

	(2,690)	(29,279)	(33,177)

	106,255	91,649	5,242

Currency translation adjustments, net of taxes
Consolidated subsidiaries’ currency translation adjustments, net of taxes	1,010	6,936	(7,232)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	107,265	98,585	(1,990)

COMPREHENSIVE INCOME	$272,677	$222,062	$73,334

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$165,412	$123,477	$75,324
Adjustments to reconcile net income to net cash provided by operating activities	(56,299)	(114,318)	(62,865)

NET CASH PROVIDED BY OPERATING ACTIVITIES	109,113	9,159	12,459

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	162,592	80,658	188,892
Proceeds from maturities, calls and prepayments of fixed maturities	300	200	331
Cost of fixed maturities and equity securities purchased	(188,653)	(77,549)	(25,541)
Net change in short-term investments	(18,890)	(13,000)	—
Increase in notes receivable due from subsidiaries	—	—	(54,123)
Capital contributions to subsidiaries	(140,424)	(149,410)	(177,602)
Other	(3,143)	(418)	(4,805)

NET CASH USED BY INVESTING ACTIVITIES	(188,218)	(159,519)	(72,848)

FINANCING ACTIVITIES
Additions to senior long-term debt	196,816	357,282	270,000
Repayments and repurchases of senior long-term debt and convertible notes payable	(110,000)	(242,013)	(165,410)
Repurchase of common stock	(3,385)	(4)	(8)
Other	—	1,110	171

NET CASH PROVIDED BY FINANCING ACTIVITIES	83,431	116,375	104,753

Increase (decrease) in cash and cash equivalents	4,326	(33,985)	44,364
Cash and cash equivalents at beginning of year	21,498	55,483	11,119

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,824	$21,498	$55,483

21. Derivatives

The Company enters into derivative instruments to hedge against fluctuations in foreign currency exchange rates and interest rates.

The Company has foreign exchange risk on its assets and liabilities and manages this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, the Company periodically purchases foreign exchange forward contracts. The forward contracts have been designated as hedges of net investments in foreign operations and were recorded at fair value, with the changes in fair value recorded in currency translation adjustments as part of other comprehensive income (loss). Generally, the Company’s forward contracts have maturities of three months. At December 31, 2004, the Company held one contract outstanding with a notional amount of $34.0 million and an unrealized gain of $0.3 million. Realized losses on forward contracts of $3.3 million were recorded in currency translation adjustments in 2004. The Company did not enter into any forward contracts during 2003.

The Company held $17.8 million and $5.7 million of corporate bonds with embedded put options at December 31, 2004 and 2003, respectively. These embedded derivatives are clearly and closely related to the host contracts and are not accounted for separately.

The Company had no other material derivative instruments at December 31, 2004 and 2003.

22. Sale of Subsidiary

On January 11, 2005, the Company sold its wholly-owned reinsurance subsidiary, Corifrance, to a subsidiary of Fairfax Financial Holdings Limited (the buyer). Corifrance was considered by the Company to be a non-strategic subsidiary, and its results have been included in the Other segment since the acquisition of Markel International. At the date of sale, Corifrance had $137.3 million of assets and $78.9 million of liabilities. Proceeds from the sale were approximately $60 million and the Company does not anticipate a material gain or loss on this transaction in 2005. The Company also agreed to indemnify the buyer through December 31, 2007 for any adverse development of loss reserves up to the purchase price.

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Markel Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(h) to the consolidated financial statements, the company changed its method of accounting for goodwill in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Markel Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Markel Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

In our opinion, management’s assessment that Markel Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

February 25, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule
13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management does not expect that its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of internal control over financial reporting also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2004.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting, which is included herein.

/s/ Alan I. Kirshner	/s/ Darrell D. Martin
Alan I. Kirshner	Darrell D. Martin
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 25, 2005

Markel Corporation & Subsidiaries

QUARTERLY INFORMATION

The following table presents the quarterly results of consolidated operations for 2004, 2003 and 2002 (dollars in thousands, except per share amounts):

	Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2004
Operating revenues	$561,448	$563,248	$572,954	$564,408
Income before income taxes	62,170	86,819	7,402	67,654
Net income	42,276	59,037	13,825	50,274
Comprehensive income (loss)	94,262	(41,662)	69,834	150,243
Net income per share
Basic	$4.29	$5.99	$1.40	$5.11
Diluted*	4.20	5.84	1.40	4.97
Common stock price ranges
High	$288.11	$303.45	$313.00	$365.00
Low	252.00	276.00	266.50	290.00

2003
Operating revenues	$484,057	$521,072	$515,014	$571,761
Income (loss) before income taxes	54,378	87,843	(24,676)	64,039
Net income (loss)	36,433	58,855	(16,533)	44,722
Comprehensive income (loss)	18,682	151,178	(27,723)	79,925
Net income (loss) per share
Basic	$3.70	$5.98	$(1.68)	$4.54
Diluted*	3.62	5.82	(1.68)	4.44
Common stock price ranges
High	$225.00	$261.12	$279.00	$273.75
Low	201.50	221.69	252.05	240.00

2002
Operating revenues	$374,627	$400,323	$486,088	$509,157
Income before income taxes	27,044	35,885	13,600	41,164
Net income	17,037	23,237	8,704	26,346
Comprehensive income	4,305	37,653	7,377	23,999
Net income per share
Basic	$1.74	$2.37	$0.89	$2.68
Diluted*	1.64	2.34	0.89	2.63
Common stock price ranges
High	$204.00	$222.03	$212.15	$213.62
Low	171.10	193.25	175.00	187.50

* All periods reflect the adoption of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 04-8.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates

The accompanying Consolidated Financial Statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries. For a discussion of our significant accounting policies, see note 1 of the notes to consolidated financial statements.

Critical accounting estimates are defined as those that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities, including litigation contingencies. These estimates, by necessity, are based on assumptions about numerous factors.

We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of both reserves for unpaid losses and loss adjustment expenses and the reinsurance allowance for doubtful accounts, analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Unpaid Losses and Loss Adjustment Expenses and Reinsurance Allowance for Doubtful Accounts

We accrue liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amounts payable. Reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. Additionally, as of any balance sheet date, all claims have not yet been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for incurred but not reported claims.

We use a variety of techniques to establish our liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data, internal loss experience, the experience of policyholders and industry experience. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Estimates reflect implicit or explicit assumptions regarding the potential effects of external factors that include economic and social inflation, judicial decisions, law changes and recent trends in these factors. In some of our markets, and where we act as a reinsurer, the timing and amount of information reported about underlying claims is in the control of third parties. This can also affect estimations and cause re-estimation as new information becomes available.

Reinsurance recoverables recorded on insurance losses ceded to reinsurers under reinsurance contracts are also subject to estimation. In addition to the factors described above, estimates of reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under our contracts. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurers fail to meet their obligation under our reinsurance contracts.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $5.5 billion and reinsurance recoverable on unpaid losses of $1.6 billion at December 31, 2004. Due to inherent uncertainties in estimating these amounts, the actual ultimate amounts may differ from the recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% change in December 31, 2004 net unpaid losses and loss adjustment expenses would produce a $192 million change to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses and loss adjustment expenses in the period of the change.

Our philosophy is to establish loss reserves that are more likely redundant than deficient. This means that we seek to establish loss reserves that will ultimately prove to be adequate. Using this philosophy, loss reserves are established at management’s best estimate, which is generally higher than the actuarially calculated best estimate due to many factors. Actuarial analysis, which is based on statistical analysis, cannot fully incorporate subjective factors that affect the development of losses. Some examples of internal factors that are difficult to statistically analyze, in addition to the external factors discussed previously, include underwriting and claims handling changes. Actuarial best estimates of loss reserves are one of many factors that we consider. Our judgments and assumptions regarding these and other factors are considered along with the actuarial best estimate. At December 31, 2004, our net reserves for unpaid losses and loss adjustment expenses, which are recorded at management’s best estimate, exceeded the actuarially calculated best estimate by approximately 3%. This difference represents the effect of our evaluation of the subjective factors listed above, as well as our reserving philosophy, and should not be thought of as redundancy in loss reserves.

We also consider the range, or variability, of reasonably possible losses determined by our actuaries when establishing management’s best estimate for loss reserves. Using statistical models, our actuaries establish high and low ends of a range of reasonable reserve estimates for our U.S. operations, which include the loss reserves held by our Excess and Surplus Lines and Specialty Admitted segments. As a result of our re-underwriting and re-pricing of business in the London Insurance Market segment, historical data is not comparable to data for our current business and we are unable to estimate a meaningful range of reasonably possible losses for this segment. We are also unable to estimate a meaningful range of reasonably possible losses for the Other segment. The Other segment includes loss reserves for lines of business acquired from Gryphon in 1999 and Markel International in 2000 that were not subject to the same underwriting discipline and controls we use and are no longer being written. This segment also includes loss reserves for asbestos and environmental exposures, which are subject to an uncertain and increasingly unfavorable legal environment.

At December 31, 2004, we held reserves for net unpaid losses and loss adjustment expenses of $1,801.5 million for our U.S. operations. The high and low ends of the actuarial range for this business as of December 31, 2004 were $1,859.1 million and $1,518.1 million, respectively. We caution readers not to place undue reliance on this range of estimates as it is only one of many points of reference used to determine management’s best estimate of ultimate losses.

Deferred Income Taxes

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2004, a net deferred tax asset of $42.5 million was recorded and included a valuation allowance of $44.4 million. A valuation allowance was necessary primarily due to the uncertainty of realizing a future tax benefit on pre-acquisition net operating losses at Markel International. Our net operating losses (including pre-acquisition losses) are principally attributable to Markel Capital Limited and can be carried forward indefinitely to offset Markel Capital Limited’s future taxable income. In recording this deferred tax asset, we have made estimates and judgments that future taxable income will be sufficient to realize the value of the net deferred tax asset.

Goodwill

Our consolidated balance sheet as of December 31, 2004 includes goodwill of acquired businesses of approximately $340 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Under Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which we adopted as of January 1, 2002, goodwill is tested for impairment at least annually. We completed our annual test for impairment during the fourth quarter of 2004 based upon results of operations through September 30, 2004 and determined that there was no indication of impairment.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. As required by Statement No. 142, we compare the estimated fair value of our reporting units with their respective carrying amounts including goodwill. Under Statement No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. Our methods for estimating reporting unit values include market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. With the exception of market quotations, all of these methods involve significant estimates and assumptions.

Investments

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. Unless other factors cause us to reach a contrary conclusion, investments with a fair market value of less than 80% of cost for more than 180 days are deemed to have a decline in value that is other-than-temporary. A decline in value that is considered to be other-than-temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

Risks and uncertainties are inherent in our other-than-temporary decline in value assessment methodology. Risks and uncertainties include, but are not limited to, incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings.

Our Business

The following discussion and analysis should be read in conjunction with Selected Financial Data, Consolidated Financial Statements and related notes and the discussion under “Critical Accounting Estimates” and “Safe Harbor and Cautionary Statement.”

We market and underwrite specialty insurance products and programs to a variety of niche markets and believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by reason of

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value.

Our Excess and Surplus Lines segment is comprised of five underwriting units, our Specialty Admitted segment consists of two underwriting units and our London Insurance Market segment is comprised of the ongoing operations of Markel International.

Our Excess and Surplus Lines segment writes property and casualty insurance for nonstandard and hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures.

Our Specialty Admitted segment writes risks that are unique and hard-to-place in the standard market but must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets and personal and commercial property and liability coverages.

We participate in the London Market through Markel International, which includes Markel Capital Limited and Markel International Insurance Company Limited, two of our wholly-owned subsidiaries. Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd’s, which is managed by Markel Syndicate Management Limited, a wholly-owned subsidiary. Our London Insurance Market segment writes specialty property, casualty and marine insurance and reinsurance.

Our discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. Other consisted primarily of discontinued Markel International programs and Corifrance, a wholly-owned subsidiary, for each of the years in the three-year period ended December 31, 2004. On January 11, 2005, we sold Corifrance. For further discussion of our sale of Corifrance, see note 22 of the notes to consolidated financial statements.

During 2000, we began to experience a more favorable insurance market. A favorable insurance market is commonly referred to as a hard market within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Premium rates continued to increase as a result of significant insured losses from the terrorist attacks of September 11, 2001 (WTC). The events of September 11, 2001, when combined with poor underwriting and price competition over a sustained period of time, left a number of insurance companies insolvent or with significantly depleted amounts of surplus, creating a number of opportunities for us to grow our business. As a result, demand for insurance products to manage risks accelerated, while total underwriting capacity in the marketplace decreased. In 2001, we began to re-underwrite our existing programs at higher prices to increase our confidence in the potential for underwriting profits on current business. During 2003 and 2004, we continued to receive rate increases compared to prior years for most product lines. However, the rate of increase has slowed and, in certain lines, rates have declined. While we have seen increased competition across many product lines during 2004, we do not intend to sacrifice underwriting profits to achieve top line growth. We anticipate continued pricing pressure in 2005; we will, however, continue to focus on new product development, producer relationships and our ultimate goal of underwriting profitability.

We believe that the rates currently being obtained on our books of business are at levels that support our underwriting profit targets. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. As a result, premium volume may vary when we alter our product offerings to maintain or improve our underwriting profitability.

For further discussion of our lines of business, principal products offered, distribution channels, competition and underwriting philosophy, see the discussion under Business Overview beginning on page 10.

Key Performance Indicators

We measure success by our ability to compound growth in book value per share over a five-year period. We recognize that it may be difficult to grow book value consistently each year, so we measure ourselves over a longer period of time. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We measure underwriting results by our underwriting profit and combined ratio. We measure investing results by our total investment return. These measures are discussed in greater detail under “Results of Operations”.

Results of Operations

The following is a comparison of the components of net income (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Underwriting profit (loss)	$72,094	$10,019	$(52,702)
Net investment income	204,032	182,608	170,137
Net realized investment gains	4,139	45,045	51,042
Amortization of intangible assets	—	(4,127)	(10,684)
Interest expense	(56,220)	(51,961)	(40,100)
Income tax expense	(58,633)	(58,107)	(42,369)

NET INCOME	$165,412	$123,477	$75,324

Net income for 2004 increased 34% compared to 2003. Net income for 2003 increased 64% compared to 2002. The increase in 2004 net income was primarily due to improved underwriting results and higher net investment income partially offset by lower net realized investment gains. The increase in 2003 net income was primarily due to improved underwriting results partially offset by higher income tax expense. Each of the components of net income are discussed in further detail below under “Underwriting Results,” “Investment Results” and “Other Expenses.”

Underwriting Results

Underwriting profits are a key component of our strategy to grow book value per share. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. The property and casualty industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. We use underwriting profit or loss as a basis of evaluating our underwriting performance.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following is a comparison of our underwriting results (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Gross premium volume	$2,518,400	$2,572,231	$2,217,691
Net written premiums	$2,050,384	$1,975,239	$1,617,188
Net retention	81%	77%	73%
Earned premiums	$2,053,887	$1,864,251	$1,549,016
Losses and loss adjustment expenses	$1,308,343	$1,269,522	$1,114,610
Underwriting, acquisition and insurance expenses	$673,450	$584,710	$487,108
Underwriting profit (loss)	$72,094	$10,019	$(52,702)

U.S. GAAP COMBINED RATIOS(1)
Excess and Surplus Lines	87%	90%	93%
Specialty Admitted	86%	90%	100%
London Insurance Market	117%	104%	107%
Other	136%	533%	292%
Markel Corporation (Consolidated)	96%	99%	103%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

Our 2004 underwriting profit was due to lower underwriting losses in our Other segment and higher underwriting profits in the Excess and Surplus Lines and Specialty Admitted segments partially offset by a higher underwriting loss in the London Insurance Market segment compared to 2003. Our 2003 underwriting profit was primarily due to higher underwriting profits in the Excess and Surplus Lines segment and improved underwriting results in the London Insurance Market segment compared to 2002, and a return to underwriting profitability in the Specialty Admitted segment, partially offset by an underwriting loss of $96.1 million in the Other segment. The 2002 underwriting loss was primarily due to $68.9 million of underwriting losses in the Other segment.

The following is a discussion of underwriting results by segment, which is supplemented by a summary of prior years’ loss reserve development beginning on page 86.

Excess and Surplus Lines Segment

The improvement in the Excess and Surplus Lines segment’s combined ratio for 2004 compared to 2003 was primarily due to less development of prior years’ loss reserves at the Investors Brokered Excess and Surplus Lines unit and continued favorable development of prior years’ loss reserves at other operating units in this segment, partially offset by an increase in reinsurance allowance for doubtful accounts. The 2004 combined ratio for this segment also included $26.0 million of net losses for Hurricanes Charley, Frances, Ivan and Jeanne (the 2004 hurricanes).

During 2004, prior years’ loss reserves included $55.3 million of adverse development at the Investors Brokered Excess and Surplus Lines unit. Of this amount, $34.9 million was related to our California commercial and residential contractors programs. This adverse development was primarily for the 1999 to 2002 accident years and was based upon our determination that the development of reported claims for this book of business was higher than expected. The remaining loss reserve increases at this unit were attributed to other casualty programs across various accident years.

We have increased loss reserves in each of the last three years at the Investors Brokered Excess and Surplus Lines unit. During this time, claims management has been replaced and claims reserving practices have been implemented that reflect the Markel reserving philosophy. We were also adversely impacted by the geographic concentration of unfavorable litigation for construction related exposures included in our commercial and residential contractors book of business in New York and California. As a result, the estimation of ultimate losses at this unit was subject to greater volatility. We are closely monitoring claims processing and development patterns at this unit and no longer write contractors business in either California or New York. Adverse development is possible; however, we believe our December 31, 2004 reserves for loss and loss adjustment expenses at this unit are adequate.

Prior years’ loss reserves were also increased by $13.0 million in 2004 as a result of deterioration in the financial condition of several reinsurers who participated in reinsurance treaties covering business written in this segment. Over the past several years, large property and casualty insurance industry losses resulting from soft market conditions in the late 1990’s have negatively impacted the financial condition, liquidity and debt ratings of many reinsurers. As discussed in more detail under “Liquidity and Capital Resources,” we closely monitor exposure to credit risk under our reinsurance programs and we obtain security from our reinsurance partners in accordance with established internal guidelines.

The adverse development of prior years’ loss reserves discussed above was partially offset by $57.5 million of favorable development in prior years’ loss reserves at other operating units in this segment, most notably the Shand Professional/Products Liability and Essex Excess and Surplus Lines units. The favorable development at these two operating units included $48.6 million of redundancy on the 2002 and 2003 accident years and was the result of the positive effect of price increases across most product lines. The product lines which produced the majority of the redundancy in this segment were the medical malpractice and specified professions programs at the Shand Professional/Products Liability unit and the casualty programs at the Essex Excess and Surplus Lines unit.

Over the past two years, we have experienced significant redundancies in loss reserves for the 2002 and 2003 accident years in all of our segments. The positive trend in these prior years’ loss reserves was partially the result of the more favorable rates and terms associated with the hard insurance market, which began in 2000. Although the hard insurance market created expectations of improved underwriting results, the impact from this favorable environment could not be fully quantified in advance, and our initial estimates of ultimate losses for these accident years did not fully reflect this positive trend. As actual losses on these accident years have been reported, it has become more likely that the underwriting results will prove to be better than originally estimated and we have reduced prior years’ loss reserves accordingly.

The improvement in the combined ratio for the Excess and Surplus Lines segment in 2003 was primarily due to an improved loss ratio for most underwriting units in this segment compared to 2002. We regularly review the claims processes at our business units. During 2003, we completed a review at the Investors Brokered Excess and Surplus Lines unit. The review highlighted case reserve estimates, primarily for general and products liability programs, including commercial and residential contractors programs, which did not meet our standards. As a result, we updated our actuarial assumptions and increased losses and loss adjustment expenses, primarily for the 1997 to 2001 accident years. During 2003, adverse development of prior years’ loss reserves at the Investors Brokered Excess and Surplus Lines unit was $91.1 million. This adverse development was partially offset by $48.0 million of favorable development of prior years’ loss reserves at other units in this segment.

The Excess and Surplus Lines segment’s combined ratio for 2002 included prior years’ loss reserve development of $31.4 million on the Investors Brokered Excess and Surplus Lines general and products liability programs, which partially offset the benefit of improved current year loss and expense ratios due to higher volume and lower commissions.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Specialty Admitted Segment

The 2004 Specialty Admitted segment’s combined ratio improved from 2003 primarily as a result of more favorable development on prior years’ loss reserves in 2004. The 2004 combined ratio for this segment included $8.8 million of net losses for the 2004 hurricanes. In 2004, the Specialty Admitted segment’s results included $24.2 million of favorable development on prior years’ loss reserves. Of this amount, $15.8 million was on the 2002 and 2003 accident years and was primarily due to the positive effect of price increases across most product lines and lower severity on claims reported than originally anticipated. The product lines that produced the majority of the redundancy in this segment were the casualty and accident and health programs at the Markel Specialty Program Insurance unit.

The significant improvement in the Specialty Admitted segment’s combined ratio for 2003 was primarily due to lower current year losses, $12.3 million of favorable development of prior years’ loss reserves and lower expenses as a percentage of earned premiums. In 2002, the Specialty Admitted segment’s combined ratio benefited from an improved expense ratio due to higher premium volume and $8.3 million of prior years’ reserve decreases. These benefits were offset by 2002 catastrophe losses and unfavorable results in two programs cancelled by the Markel Specialty Program Insurance unit, the recreation and leisure program and surety bond program.

London Insurance Market Segment

The increase in the London Insurance Market segment’s combined ratio in 2004 was primarily due to $46.1 million of net losses for the 2004 hurricanes and $30.0 million of loss reserve increases for adverse development for the 1997 to 2001 accident years on the U.S. casualty reinsurance, financial institution risks and professional indemnity and general liability exposures, most of which are no longer written. The $30.0 million of prior years’ loss reserve development was identified as part of a claims review concluded in early 2004, which indicated that these lines of business were taking longer to develop than previously estimated. The prolonged development pattern for the 1997 to 2001 accident years was primarily due to the soft insurance market conditions at that time and a higher than expected frequency of new claims reported. During the past two years, we experienced significant prior years’ loss reserve development for the 1997 to 2001 accident years in this segment. The books of business that have generated this development were written during the soft insurance market when prices were low and policy terms and conditions were broad. We continue to strengthen Markel International’s operating performance and balance sheet through a focus on expense control and underwriting discipline, which includes improved risk selection and pricing and appropriate use of reinsurance for business currently being written. We believe our December 31, 2004 reserves for loss and loss adjustment expenses at this unit are adequate; however, adverse development is possible.

During 2003, our international operations experienced approximately $35.0 million of adverse development on prior years’ loss reserves. This adverse development was related to a number of items including loss reserve increases for directors’ and officers’ liability, financial institution risks, medical malpractice and general liability exposures as well as provisions for coverage disputes with insureds. As certain of these exposures were written by continuing underwriting divisions at Markel International, approximately $15.0 million of the increase in prior years’ loss reserves was attributed to programs within the London Insurance Market segment and the remaining $20.0 million was attributed to discontinued programs included in the Other segment.

The improvement in the London Insurance Market segment’s underwriting performance in 2003 was due to more disciplined underwriting, increased pricing and expense control partially offset by the increases in prior years’ loss reserves. The underwriting loss for the London Insurance Market segment in 2003 includes $15.0 million of loss reserve strengthening for 1997 to 2001 U.S. casualty reinsurance programs. Markel International rapidly reduced its U.S. casualty reinsurance exposure following our acquisition in 2000. The combined ratio for the London Insurance Market segment benefited in 2002 from an improved expense ratio primarily due to lower commission rates and lower overhead costs compared to the prior year.

Our original estimated loss exposure to the events of September 11, 2001 was $75.0 million, net of estimated reinsurance recoverables of approximately $263.0 million. The London Insurance Market segment’s provision was $70.8 million. The Excess and Surplus Lines and Other segments had provisions of $1.5 million and $2.7 million, respectively. Our estimate of the ultimate loss exposure to these events as of December 31, 2004 remained in line with our original projections on both a gross and net basis. Over the past three years, the volume of reported losses has decreased significantly and the losses that have been reported were included in our original estimates. We have paid $36.4 million through December 31, 2004, net of reinsurance recoverables of $147.6 million, on claims associated with WTC exposures. We continue to believe that our WTC provisions are adequate; however, adverse development is possible.

Other Segment

The majority of the losses and loss adjustment expenses as well as the underwriting, acquisition and insurance expenses for the Other segment are associated with asbestos and environmental exposures or discontinued Markel International programs, most of which were discontinued upon acquisition, or shortly thereafter. Given the insignificant amount of premium earned in the Other segment, we evaluate this segment’s underwriting performance in terms of dollars of underwriting loss instead of its combined ratio.

The 2004 underwriting loss from Other was $13.5 million compared to $96.1 million in 2003 and $68.9 million in 2002. In 2004, the underwriting loss from Other was primarily due to $6.0 million of allowances for financially weak reinsurers and for collection disputes.

In each of the past three years, we have increased prior years’ reserves in this segment to provide reserves for additional reinsurance costs related to run off from discontinued programs, financially weak reinsurers and collection disputes with reinsurers. We have implemented policies to reduce our reliance on reinsurance in the future, but must still account for and collect reinsurance for business written prior to the acquisitions of Gryphon and Markel International. Deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges, which could have an adverse impact on our results of operations and financial condition.

In 2003, the underwriting loss from Other included $94.4 million of prior years’ loss reserve increases on discontinued lines of business primarily related to $55.0 million of reserve increases for asbestos and environmental exposures. The remaining $39.4 million of reserve increases consisted of $20.0 million of reserve increases for professional indemnity and general liability reserves, discussed above under “London Insurance Market Segment,” as well as $13.0 million of reserve increases for reinsurance costs and collections issues and $6.4 million of run off costs. In 2002, Other reserves were increased $66.3 million, of which $35.0 million was due to asbestos exposures and related allowances for reinsurance bad debt. The remaining $31.3 million of reserve increases consisted of $22.3 million of run off costs for Other and $9.0 million of reserve increases for reinsurance costs and collection issues.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Bankruptcies of asbestos defendants coupled with significant increases in the number of claims from exposed, but not ill, individuals continue to increase the insurance industry’s asbestos exposures. Each year we complete an actuarial review of our asbestos and environmental exposures. We completed this year’s review of asbestos and environmental loss reserves in both our U.S. and international operations during the third quarter of 2004. While the legal environment and process for resolving asbestos and environmental claims continues to be adverse, no adjustments to loss reserves resulted from the 2004 review. In 2003, the increase in reserves for asbestos and environmental exposures reflected a higher than expected incidence of new claims and adverse appellate and bankruptcy court decisions. As a result of the 2003 asbestos and environmental review and these unfavorable litigation trends, we determined that it was appropriate to increase 1986 and prior years’ loss reserves $55.0 million. Upon completing our 2002 review, we also increased 1986 and prior years’ asbestos and environmental loss reserves and related allowances for reinsurance bad debt $35.0 million. The need to increase asbestos loss reserves in two of the past three years demonstrates that asbestos and environmental reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future. We have established asbestos and environmental reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years. See note 8 of the notes to consolidated financial statements for a further discussion of our exposures to asbestos and environmental claims.

The following is a summary of the prior years’ loss reserve increases (decreases) by segment, as discussed above (dollars in millions):

	Year Ended December 31, 2004
	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total Prior Years’ Reserve Increases
General and products liability	55.3	—	—	—	$55.3
U.S. casualty reinsurance and financial institution risks	—	—	10.0	—	10.0
Professional indemnity and general liability	—	—	20.0	—	20.0
Reinsurance costs and allowance for reinsurance recoverables	13.0	—	—	6.0	19.0
Net other prior years’ (redundancy) deficiency	(57.5)	(24.2)	7.2	5.5	(69.0)

Total before prior years’ premium adjustments	10.8	(24.2)	37.2	11.5	35.3

Prior years’ premium adjustments(1)					(1.4)

TOTAL					$33.9

	Year Ended December 31, 2003
	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total Prior Years’ Reserve Increases
General and products liability	91.1	—	—	—	$91.1
Asbestos exposures(2)	—	—	—	55.0	55.0
Professional indemnity and general liability	—	—	15.0	20.0	35.0
Reinsurance costs and allowance for reinsurance recoverables	—	—	—	13.0	13.0
Net other prior years’ (redundancy) deficiency	(48.0)	(12.3)	(9.4)	6.4	(63.3)

Total before prior years’ premium adjustments	43.1	(12.3)	5.6	94.4	130.8

Prior years’ premium adjustments(1)					(2.2)

TOTAL					$128.6

	Year Ended December 31, 2002
	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total Prior Years’ Reserve Increases
General and products liability	31.4	—	—	—	$31.4
Asbestos exposures(2)	—	—	—	35.0	35.0
Reinsurance costs and allowance for reinsurance recoverables	—	—	—	9.0	9.0
Net other prior years’ (redundancy) deficiency	(0.2)	(8.3)	6.0	22.3	19.8

Total before prior years’ premium adjustments	31.2	(8.3)	6.0	66.3	95.2

Prior years’ premium adjustments(1)					36.4

TOTAL					$131.6

(1)	Prior years’ premium adjustments relate to premiums written in our international operations and represent the loss reserve impact of the re-estimation of written and earned premiums for prior calendar years. The re-estimation of premium writings has historically been necessary in our international operations due to the issuance of policies where the final premium amount was not known for a period of time. We have significantly reduced writings in these programs since 2000 and prior years’ premium adjustments will decrease. The effect of prior years’ premium adjustments on loss reserves is shown as a change in loss reserves in the loss reserve development table on page 94. However, these adjustments have no impact on the current calendar year underwriting loss as the underwriting loss on prior years’ premium adjustments was recognized in prior calendar years.

(2)	Asbestos exposures include allowances for reinsurance bad debt.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Premiums

Following is a comparison of gross premium volume by underwriting segment (dollars in thousands):

	Years Ended December 31,
GROSS PREMIUM VOLUME	2004	2003	2002
Excess and Surplus Lines	$1,478,210	$1,520,608	$1,316,575
Specialty Admitted	294,114	270,647	235,598
London Insurance Market	700,002	738,443	622,081
Other	46,074	42,533	43,437

TOTAL	$2,518,400	$2,572,231	$2,217,691

Excess and Surplus Lines Segment

Excess and Surplus Lines segment gross premium volume decreased 3% in 2004 compared to 2003. The 2004 decrease in gross premium volume was primarily due to increased competition across many product lines and our re-underwriting of certain books of business at the Investors Brokered Excess and Surplus Lines unit. In late 2003, submission activity began to slow or decline in certain lines of business within the Excess and Surplus Lines segment, most notably the property programs where we have experienced increased competition. This trend continued in 2004, and while we anticipate pricing competition to extend into 2005, we will continue to seek to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers. The 2003 gross premium volume was 15% higher than 2002 primarily due to price increases in most programs. The most significant areas of growth in 2003 were in the Investors Brokered Excess and Surplus Lines and the Shand Professional/Products Liability units. The 2003 increase in gross premium volume at the Investors Brokered Excess and Surplus Lines unit was primarily due to growth in the casualty programs. The increase in gross premium volume at the Shand Professional/Products Liability unit for 2003 was primarily due to growth in the special risk and specified medical programs.

Specialty Admitted Segment

Specialty Admitted segment gross premium volume increased 9% in 2004 compared to 2003 primarily due to growth in premium volume in the Markel Risk Solutions facility at the Markel Specialty Program Insurance unit and the motorcycle program at the Markel American Specialty Personal and Commercial Lines unit. Growth in both of these programs was attributed to higher policy counts resulting from higher submissions due in part to agency relationships and successful marketing efforts. Gross premium volume in 2003 was 15% higher than 2002 primarily due to higher submissions and price increases in most programs. The most significant areas of growth within the Specialty Admitted segment in 2003 were also in the Markel Risk Solutions facility and in the motorcycle program.

London Insurance Market Segment

London Insurance Market segment gross premium volume decreased 5% in 2004 compared to 2003. Had the currency exchange rate of United States Dollars and United Kingdom Sterling remained constant in 2004, the decline in gross premium volume would have been 10%. The decline in 2004 was primarily due to the withdrawal over the past two years from various programs, including motor and aviation, and lower prior years’ premium writings in 2004 compared to 2003. In late 2004, we announced our decision to withdraw from the aviation insurance market, which accounted for $26.9 million, or less than 4%, of the 2004 gross premium volume for this segment. The decision to withdraw from the aviation insurance market was primarily due to pricing pressures following increased competition in the London Market. The 2003 gross premium volume was 19% higher than 2002 primarily due to price increases across most programs. The most significant areas of growth in 2003 were within the professional indemnity and marine and energy underwriting divisions.

Other Segment

Other gross premium volume in 2004 increased 8% compared to 2003 and consisted primarily of Corifrance’s writings. The 2004 growth in gross premium volume was primarily attributed to the effects of foreign currency as the majority of Corifrance’s policies are denominated in Euros, which strengthened against the United States Dollar during the year.

Following is a comparison of net written premiums by underwriting segment (dollars in thousands):

NET WRITTEN PREMIUMS	Years Ended December 31,
	2004	2003	2002
Excess and Surplus Lines	$1,156,044	$1,106,728	$902,396
Specialty Admitted	276,363	254,146	218,171
London Insurance Market	580,730	591,846	460,484
Other	37,247	22,519	36,137

TOTAL	$2,050,384	$1,975,239	$1,617,188

We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. Our net retention of gross premium volume was 81% in 2004 compared to 77% in 2003 and 73% in 2002. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business. The increase in retention rate in both 2004 and 2003 was primarily due to purchasing lower amounts of reinsurance in the Excess and Surplus Lines and London Insurance Market segments, as well as a shift in product mix toward products that require less reinsurance protection. The retention rate for 2002 was impacted by increased reinsurance costs recognized in the marine and energy programs and higher reinsurance costs than originally estimated on prior years’ premium writings in the London Insurance Market segment.

Following is a comparison of earned premiums by underwriting segment (dollars in thousands):

EARNED PREMIUMS	Years Ended December 31,
	2004	2003	2002
Excess and Surplus Lines	$1,146,142	$1,031,652	$768,563
Specialty Admitted	265,671	235,275	185,933
London Insurance Market	604,070	575,116	558,534
Other	38,004	22,208	35,986

TOTAL	$2,053,887	$1,864,251	$1,549,016

Excess and Surplus Lines earned premiums grew 11% in 2004 and 34% in 2003. The growth in both years was primarily due to higher net written premiums over the past several years at most of our Excess and Surplus Lines units.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Specialty Admitted earned premiums increased 13% in 2004 and 27% in 2003. The increase in both years was primarily due to higher gross premium volume in existing lines of business and growth in new programs over the past several years.

London Insurance Market earned premiums increased 5% in 2004 and 3% in 2003. The growth in 2004 was primarily due to higher net written premiums in late 2003 and early 2004 compared to the same periods in prior years. The growth in 2003 was primarily the result of increased gross premium volume and higher retentions across most of the underwriting divisions in the London Insurance Market segment.

Other earned premiums consisted primarily of business written by Corifrance. Other earned premiums increased in 2004 primarily due to growth in net written premiums resulting from greater premium volume, higher net retentions and the effects of foreign currency. Other earned premiums decreased in 2003 primarily due to the run off of discontinued programs.

Investing Results

Our business strategy recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. We believe it is important to evaluate investment performance by measuring total investment return. Total investment return includes items that impact net income, such as net investment income and realized investment gains or losses, as well as changes in unrealized holding gains or losses, which do not impact net income. Our focus on long-term total investment return results in variability in the level of realized and unrealized investment gains or losses from one period to the next. Taxable equivalent total investment return provides a measure of investment performance that considers the yield or both taxable and tax-exempt investments on an equivalent basis.

The following is a comparison of our investment performance (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Net investment income	$204,032	$182,608	$170,137
Net realized investment gains	$4,139	$45,045	$51,042
Change in gross unrealized gains	$163,470	$140,999	$8,065
Investment yield (1)	3.6%	3.8%	4.3%
Taxable equivalent total investment return, before foreign currency effect (2)	6.6%	8.3%	7.0%
Taxable equivalent total investment return (2)	7.9%	10.5%	8.3%
Ending portfolio balance	$6,316,747	$5,349,952	$4,314,152

(1)	Investment yield reflects net investment income as a percentage of average invested assets.

(2)	Taxable equivalent total investment return includes net investment income, realized investment gains or losses, the change in market value of the investment portfolio and the effect of foreign exchange movements during the period as a percentage of average invested assets. Tax-exempt interest and dividend payments are grossed up using the U.S. corporate tax rate to reflect an equivalent taxable yield.

In all periods presented, a larger investment portfolio offset lower investment yields. Investments and cash and cash equivalents (invested assets) grew approximately 18% in 2004 as compared to 24% in 2003 and 20% in 2002. The increase in the investment portfolio in 2004 was primarily due to cash flows from operations of $690.7 million and change in gross unrealized gains of $163.5 million. The increase in the investment portfolio in 2003 was primarily due to cash flows from operations of $631.5 million.

Net realized investment gains in 2004 and 2003 were primarily attributed to sales of fixed maturities and were the result of our efforts to manage interest rate volatility and our decision to sell certain government securities and buy higher yielding fixed income investments, including tax-exempt municipal bonds. Interest rate volatility influences the market values of fixed maturities and equity investments. In 2004, interest rates declined less than in 2003, consequently, there were fewer opportunities to realize gains on the sale of fixed maturities. During 2002, the fixed maturities portfolio in the London Insurance Market segment was reallocated, which resulted in gains being realized. The reallocation focused primarily on extending the duration of the portfolio. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

We recognized $42.6 million, $46.4 million and $18.5 million of gross realized losses on our fixed maturities and equity securities for the years ended December 31, 2004, 2003 and 2002, respectively. Proceeds received on securities sold at a loss were $1.5 billion in 2004, $1.2 billion in 2003 and $386.7 million in 2002.

Approximately 81% of the gross realized losses in 2004 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses were primarily recognized on fixed maturities that were sold to allocate capital to other investments with greater potential for long-term investment returns. Gross realized losses for 2004 included $20.3 million of write downs for other-than-temporary declines in estimated fair market value for four securities. The most significant write down, representing approximately 83% of our total write downs for the year, was for an equity security of a risk and insurance services firm, which is currently under government investigation for certain of its business practices.

Approximately 89% of the gross realized losses in 2003 related to securities that had been in a continuous unrealized loss position for less than one year. As with 2004, gross realized losses were primarily recognized on fixed maturities that were sold to allocate capital to other investments with greater potential for long-term investment returns. Gross realized losses for 2003 included $15.6 million of write downs for other-than-temporary declines in estimated fair market value for eight securities. The two most significant write downs in 2003 represented approximately 46% of our total write downs for the year. The first was for an equity security of an advertising and communications services enterprise. This security was written down due to the length of time the investment had been in a continuous unrealized loss position with a fair market value of less than 80% of cost. At December 31, 2004, this security had partially recovered its fair value and was in an unrealized gain position. The second write down was to a fixed maturity for an airline that was in bankruptcy. This security was subsequently sold in 2003.

Approximately 68% of the gross realized losses in 2002 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses for 2002 included a $2.4 million write down of a fixed maturity to estimated fair value for the same airline discussed above. Gross realized losses were primarily recognized on fixed maturities as a result of the Company reallocating the fixed maturities portfolio during 2002. The largest equity security loss during 2002 related to the sale of an investment in an auto manufacturer. The security had been in a continuous

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

unrealized loss position for eighteen months. The Company sold the security due to deteriorating conditions in the United States auto market and in order to allocate capital to investments with greater potential for long-term appreciation.

The change in gross unrealized gains during both 2004 and 2003 was primarily due to appreciation in our equity securities, while the change in gross unrealized gains in 2002 was primarily due to appreciation in our fixed maturities. Equity securities as a percentage of invested assets were 21% and 18% at December 31, 2004 and 2003, respectively. During 2004, we added approximately $210.6 million, at cost, to equity securities. Fluctuations in our allocations to equity securities reflect our attempt to identify opportunities within the equity market to invest at reasonable prices in companies with solid business plans and capable and honest management.

We complete a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities with an unrealized loss are reviewed. Our ability to hold securities until recovery is not considered in the evaluation.

At December 31, 2004 and 2003, we held securities with gross unrealized losses of $10.5 million and $16.1 million, respectively. Gross unrealized losses at both December 31, 2004 and 2003 were significantly less than 1% of our total invested assets. At December 31, 2004 and 2003, all of these securities were reviewed and we believe there were no indications of impairment. See note 2(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

Other Expenses

Intangible assets other than goodwill were fully amortized as of June 30, 2003. Amortization of intangible assets was $4.1 million in 2003 and $10.7 million in 2002.

Interest expense was $56.2 million in 2004 compared to $52.0 million in 2003 and $40.1 million in 2002. The increase in 2004 was primarily due to our $200 million issuance of 7.35% unsecured senior notes, due August 15, 2034. The increase in 2003 was primarily due to our $250 million issuance of 6.80% unsecured senior notes, due February 15, 2013.

We reported an effective tax rate of 26% in 2004 compared to 32% in 2003 and 36% in 2002. During 2004, our 2000 federal income tax year was closed to audit. As a result, we recognized a nonrecurring tax benefit of $4.1 million. Excluding the nonrecurring benefit, our estimated annual effective tax rate was 28% for the year ended December 31, 2004. This 28% effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax exempt investment income. The 2003 decrease in effective tax rate was primarily due to the elimination of nondeductible interest expense in mid-2002 and lower amortization of nondeductible intangible assets in 2003 compared to 2002. See note 7 of the notes to consolidated financial statements for a discussion of factors affecting the realization of our gross deferred tax assets.

Comprehensive Income

We reported comprehensive income of $272.7 million in 2004 compared to comprehensive income of $222.1 million in 2003 and $73.3 million in 2002. The improvement in 2004 was primarily due to higher net income as a result of an increase in underwriting profits compared to 2003. The improvement in 2003 was primarily due to higher net income and a significant increase in the market value of our investment portfolio compared to 2002.

Claims And Reserves

We maintain reserves for specific claims incurred and reported, reserves for claims incurred but not reported and reserves for uncollectible reinsurance. Reserves for reported claims are based primarily on case-by-case evaluations of the individual claims. Reserves for reported claims consider our estimate of the ultimate cost to settle the claims, including investigation and defense of lawsuits resulting from the claims, and may be subject to adjustment for differences between costs originally estimated and costs subsequently re-estimated or incurred.

U.S. GAAP requires that reserves for claims incurred but not reported be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We also evaluate and adjust reserves for uncollectible reinsurance based upon our collection experience, consideration of the financial condition of our reinsurers, collateral held and the development of the gross reserves.

Our ultimate liability may be greater or less than current reserves. In the insurance industry, there is always the risk that reserves may prove inadequate. We continually monitor reserves using new information on reported claims and a variety of statistical techniques. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.

The first line of the following table shows net reserves for losses and loss adjustment expenses restated for reinsurer commutations, acquisitions and other items, including the impact of change in foreign currency. This restatement is accomplished by adding the reserves for losses and loss adjustment expenses as originally estimated at the end of each year and all prior years to reserves reassumed through commutations and other activities, including acquisitions, completed in recent years. The effects of changes in foreign currency since the reserves for losses and loss adjustment expenses were originally estimated are also included in the restatement.

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the 1999 liability for losses and loss adjustment expenses at the end of 1999 for 1999 and all prior years, adjusted for commutations, acquisitions and other, was originally estimated to be $2,009.3 million. Five years later, as of December 31, 2004, this amount was re-estimated to be $2,384.3 million, of which $1,559.0 million had been paid, leaving a reserve of $825.3 million for losses and loss adjustment expenses for 1999 and prior years remaining unpaid as of December 31, 2004.

Markel Corporation & Subsidiaries

MANAGEMENT’ S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table represents the development of reserves for loss and loss adjustment expenses for the period 1994 through 2004

(in millions):

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Net reserves restated for commutations, acquisitions and other	$1,013.8	1,116.7	1,242.1	1,399.6	1,637.9	2,009.3	2,119.1	2,433.2	2,906.3	3,407.2	3,841.1

Paid (cumulative) as of:
One year later	135.9	124.5	145.7	161.1	248.7	550.3	607.7	647.7	702.1	679.6
Two years later	219.1	227.6	266.2	345.1	576.2	908.3	1,030.3	1,169.7	1,214.1
Three years later	286.9	305.2	399.5	539.6	836.2	1,179.8	1,410.8	1,536.2
Four years later	337.7	399.7	528.6	667.2	1,001.6	1,421.2	1,646.3
Five years later	403.7	495.6	619.9	782.6	1,123.2	1,559.0
Six years later	477.2	584.8	698.3	856.6	1,214.7
Seven years later	549.6	645.1	752.3	921.7
Eight years later	597.3	690.3	804.2
Nine years later	633.9	732.2
Ten years later	665.4

Reserves re-estimated as of:
One year later	996.7	1,084.2	1,207.8	1,353.9	1,591.1	2,013.4	2,248.3	2,556.5	3,025.9	3,441.1
Two years later	972.0	1,057.4	1,183.7	1,317.7	1,584.4	2,107.4	2,362.3	2,737.7	3,219.2
Three years later	949.0	1,040.4	1,153.1	1,288.1	1,626.0	2,190.6	2,539.6	2,989.3
Four years later	944.6	1,025.0	1,105.9	1,316.3	1,677.7	2,322.0	2,747.0
Five years later	932.5	982.3	1,132.6	1,363.3	1,772.3	2,384.3
Six years later	894.5	1,019.0	1,178.6	1,435.1	1,826.8
Seven years later	932.4	1,056.9	1,247.5	1,425.1
Eight years later	970.8	1,118.5	1,260.9
Nine years later	1,027.5	1,129.3
Ten years later	1,038.2

Net cumulative deficiency	$(24.4)	(12.6)	(18.8)	(25.5)	(188.9)	(375.0)	(627.9)	(556.1)	(312.9)	(33.9)

Cumulative %	(2%)	(1%)	(2%)	(2%)	(12%)	(19%)	(30%)	(23%)	(11%)	(1%)

Gross reserves, end of year, restated for acquisitions and other	$1,468.1	1,583.7	1,743.6	1,966.7	2,241.7	2,753.8	3,150.3	3,902.4	4,544.0	5,035.4	5,482.4
Reinsurance recoverable, restated for commutations, acquisitions and other	454.3	467.0	501.5	567.1	603.8	744.5	1,031.2	1,469.2	1,637.7	1,628.2	1,641.3

Net reserves, end of year, restated for commutations, acquisitions and other	$1,013.8	1,116.7	1,242.1	1,399.6	1,637.9	2,009.3	2,119.1	2,433.2	2,906.3	3,407.2	3,841.1

Gross re-estimated reserves	1,646.1	1,795.8	1,996.8	2,199.9	2,785.9	3,808.8	4,416.4	4,835.6	4,973.1	5,125.5
Re-estimated recoverable	607.9	666.5	735.9	774.8	959.1	1,424.5	1,669.4	1,846.3	1,753.9	1,684.4

Net re-estimated reserves	$1,038.2	1,129.3	1,260.9	1,425.1	1,826.8	2,384.3	2,747.0	2,989.3	3,219.2	3,441.1

Gross cumulative deficiency	$(178.0)	(212.1)	(253.2)	(233.2)	(544.2)	(1,055.0)	(1,266.1)	(933.2)	(429.1)	(90.1)

Net cumulative deficiencies represent the increase in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1999 liability for losses and loss adjustment expenses developed a $375.0 million deficiency from December 31, 1999 to December 31, 2004. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. The gross cumulative deficiencies for 2003 and prior years are presented before deductions for reinsurance. Gross deficiencies are significantly more than net deficiencies due to the nature and extent of applicable reinsurance. The net and gross cumulative deficiency for 2003 and prior years was primarily the result of adverse development in the Investors Brokered Excess and Surplus Lines unit and the London Insurance Market segment. See “Underwriting Results” for further discussion of prior years’ loss reserve increases.

See note 8 of the notes to consolidated financial statements and the discussion under “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity And Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. For purposes of calculating our debt to total capital ratio and consistent with the terms of our revolving credit facility, we consider the 8.71% Junior Subordinated Debentures as 100% equity due to the equity-like features of these instruments. We have the option to defer interest payments for up to five years and the 8.71% Junior Subordinated Debentures mature in 2046. Calculated in this manner, our debt to total capital ratio was 28% in 2004 compared to 29% in 2003 (34% in 2004 and 36% in 2003 treating the 8.71% Junior Subordinated Debentures as debt). If our convertible notes payable had been converted into common shares at December 31, 2004, our debt to total capital ratio, treating the 8.71% Junior Subordinated Debentures as equity, would have been 24%. See note 9 of the notes to consolidated financial statements for further discussion of our convertible notes payable. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt.

In order to maintain prudent levels of liquidity, we seek to maintain invested assets at our holding company (Markel Corporation) of at least two times annual interest expense. At December 31, 2004, Markel Corporation held $187.7 million of invested assets, which approximated 3.3 times annual interest expense. Holding company invested assets at December 31, 2004 exceeded our target level primarily due to market appreciation of equity securities during the year.

Our insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. Short-term investments held by our insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses. As a holding company, Markel Corporation receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are made within the guidelines of various management agreements between the holding company and its subsidiaries.

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without

Markel Corporation & Subsidiaries

MANAGEMENT’ S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

prior approval of regulatory authorities. Pursuant to such laws, at December 31, 2004, our domestic insurance subsidiaries could pay dividends of $179.1 million during the following twelve months without prior regulatory approval. There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay. In general, we must provide 14 days advance notice to the Financial Services Authority prior to receiving dividends from our foreign insurance subsidiaries.

Net cash provided by operating activities increased to $690.7 million in 2004 compared to $631.5 million in 2003 and $507.4 million in 2002. The 2004 net cash provided by operating activities included $58.5 million related to amounts held by us as security under certain reinsurance agreements. Amounts held under these reinsurance agreements are available to us without restriction when we pay losses covered by the reinsurance agreements. In 2003, the increase in cash provided by operating activities was primarily due to growth in gross premium volume and continued underwriting profitability in our U.S. operations and higher operating cash flows in our international operations compared to 2002.

Invested assets increased to $6.3 billion at December 31, 2004 from $5.3 billion at December 31, 2003. The increase in invested assets was primarily due to the increase in net cash provided by operating activities discussed above. See note 2(f) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash used by investing activities was $767.7 million, $819.6 million and $462.2 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The decline in net cash used by investing activities in 2004 was primarily due to lower amounts of cash being available for investing at the beginning of the year compared to 2003. The increase in 2003 was primarily due to higher turnover in the fixed maturities portfolio compared to 2002. In mid-2002, the management of Markel International’s fixed maturities portfolio was consolidated with that of the U.S. investment operations. At that time, we began to rebalance Markel International’s fixed maturities portfolio to align credit characteristics and duration with the remainder of our fixed maturities portfolio. The realignment continued into 2003. Additionally, our goal of matching the duration of the fixed maturities portfolio to the estimated duration of our liabilities caused additional turnover in the portfolio due to the volatility of interest rates during both 2004 and 2003.

Reinsurance recoverable on paid and unpaid losses was $1.8 billion at both December 31, 2004 and 2003. The balance remained flat in 2004 compared to 2003 as a result of higher net retentions over the past several years offsetting increased premium volume and adverse development on gross loss reserves over the same period.

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial conditions of our reinsurers and we assess our concentration of credit risk on a regular basis. At December 31, 2004, our reinsurance recoverable balance for the ten largest reinsurers was $995.8 million, representing 57% of our consolidated balance. Of the amounts due from the ten largest reinsurers, 89% was due from reinsurers rated “A” or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $258.4 million at December 31, 2004, collateralizing reinsurance recoverable balances with respect to our ten largest reinsurers. See note 14 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that reinsurance recoverable balances are collectible, deterioration in reinsurers’ ability to pay or collection disputes could adversely affect our operating cash flows, financial position and results of operation.

The following summary reconciles reserves for reported claims (case reserves) and reserves for claims incurred but not reported (IBNR reserves), by operating segment, to unpaid losses and loss adjustment expenses reported in our consolidated financial statements (dollars in thousands):

	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Consolidated
December 31, 2004
Case reserves	$722,238	77,226	1,057,885	762,064	$2,619,413
IBNR reserves	1,532,928	167,165	878,535	284,326	2,862,954

TOTAL	$2,255,166	244,391	1,936,420	1,046,390	$5,482,367

December 31, 2003
Case reserves	$671,255	76,167	930,664	816,909	$2,494,995
IBNR reserves	1,198,915	146,106	746,413	343,284	2,434,718

TOTAL	$1,870,170	222,273	1,677,077	1,160,193	$4,929,713

At December 31, 2004, unpaid losses and loss adjustment expenses increased 11% compared to the prior year. IBNR reserves increased to 52% of total unpaid losses and loss adjustment expenses at December 31, 2004 compared to 49% in 2003. These increases were primarily attributed to the Excess and Surplus Lines segment where current year incurred losses and loss adjustment expenses exceeded payments on prior years as a result of higher earned premium compared to 2003. In the London Insurance Market and Other segments, IBNR reserves represented 45% and 27%, respectively, of the segments’ total unpaid losses and loss adjustment expenses at December 31, 2004. IBNR reserves were a smaller percentage of total unpaid losses and loss adjustment expenses in the London Insurance Market segment than on a consolidated basis because we have significantly reduced premium writings since we acquired Markel International. In the Other segment, IBNR reserves were also a smaller percentage of total unpaid losses and loss adjustment expenses because we discontinued writing business for product lines included in this segment several years ago and unreported claims are significantly lower as a result. See note 8 of the notes to consolidated financial statements and “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Unearned premiums decreased to $1.0 billion at December 31, 2004 from $1.1 billion in the prior year. The decrease was primarily due to the decline in gross premium volume in the Excess and Surplus Lines and London Insurance Market segments in 2004 compared to 2003.

The following is a summary of our contractual cash payment obligations at December 31, 2004 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Convertible notes payable	$94,817	—	94,817	—	—
Senior long-term debt	610,260	—	71,381	94,244	444,635
8.71% Junior Subordinated Debentures	150,000	—	—	—	150,000
Operating leases	108,942	12,418	27,844	26,936	41,744
Unpaid losses and loss adjustment expenses (estimated)	5,482,367	1,331,481	2,083,477	1,034,424	1,032,985

TOTAL	$6,446,386	1,343,899	2,277,519	1,155,604	1,669,364

See notes 5, 8, 9, 10 and 11 of the notes to consolidated financial statements for a further discussion of these obligations. Holders of the convertible notes may require us to repurchase these obligations on June 5, 2006.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our convertible notes payable are contingently convertible into shares of common stock based upon the occurrence of certain events, including if the closing price of our common shares on the New York Stock Exchange exceeds specified levels (the conversion trigger price) for at least 20 days in a period of 30 consecutive trading days ending on the last trading day of a quarter. At December 31, 2004, the conversion trigger price was $333.21 per common share and the closing price of our common shares was $364.00 per share. However, the convertible notes payable did not become convertible as the closing price of our common shares did not exceed the conversion trigger price for the required number of days. In 2005, the conversion trigger price ranges from $336.49 to $346.53 per common share. If our convertible notes payable are converted into common shares, there will not be a cash payment obligation. If our convertible notes payable are not converted, holders may require us to repurchase some or all of our convertible notes payable on June 5, 2006 for up to $100.7 million. See note 9 of the notes to consolidated financial statements for further discussion of our convertible notes payable.

Senior long-term debt was $610.3 million and $521.5 million at December 31, 2004 and 2003, respectively. As of December 31, 2004, there were no amounts outstanding under the revolving credit facility compared to $110.0 million outstanding at December 31, 2003. Our revolving credit facility provides $220 million of capacity for working capital and other general corporate purposes and expires December 31, 2006.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2004. To the extent that we were not in compliance with our covenants, our access to the credit facility could be restricted. While we believe such action is unlikely, the inability to access the credit facility could adversely affect our liquidity. See note 10 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

During 2004, we issued $200 million of 7.35% unsecured senior notes due August 15, 2034. The notes were issued under an existing shelf registration statement. Net proceeds were $196.8 million and were primarily used to repay $110.0 million outstanding under our revolving credit facility.

Reserves for unpaid losses and loss adjustment expenses represent future, contractual obligations associated with insurance and reinsurance contracts issued to our policyholders. Information presented in the table above is an estimate of our future payment of claims as of December 31, 2004. Payment patterns for losses and loss adjustment expenses were based upon paid development factors over the past 10 years for each of our insurance subsidiaries. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the table.

At December 31, 2004, we had $44.9 million of irrevocable undrawn letters of credit and $1.9 billion of invested assets held in trust or on deposit for the benefit of policyholders or reinsurers in the event of our default on our obligations to pay claims. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 2(f) of the notes to consolidated financial statements.

We also have other contingencies, including contingencies involving litigation, that arise in the normal conduct of our operations. See note 15 of the notes to consolidated financial statements for further discussion of these contingencies.

Our insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized.

Under the NAIC’s requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2004, the capital and surplus of each of our domestic insurance subsidiaries was above the minimum regulatory threshold.

Capital adequacy of our international insurance subsidiaries is regulated by the Financial Services Authority, the Council of Lloyd’s and the Bermuda Registrar of Companies. At December 31, 2004, the capital and surplus of each of our international insurance subsidiaries was above the minimum regulatory thresholds.

Late in 2004, we reallocated capital and liabilities from certain of our wholly-owned Bermuda subsidiaries, which are in orderly run off, to Markel International. These transactions were accomplished by means of commutation and reinsurance agreements between the subsidiaries and were subject to regulatory approval. The transactions resulted in a contribution of $67.7 million of additional capital to Markel International. We do not anticipate allocating additional capital to any of our insurance subsidiaries in 2005.

We have access to various capital sources including dividends from our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign exchange risk for our international operations. We have no material commodity risk.

The estimated fair value of our investment portfolio at December 31, 2004 was $6.3 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents, and 21% of which was invested in equity securities. At December 31, 2003, the estimated fair value of our investment portfolio was $5.3 billion, 82% of which was invested in fixed maturities, short-term investments and cash and cash equivalents, and 18% of which was invested in equity securities.

Equity Price Risk

We invest shareholder funds in equity securities that have historically produced higher long-term returns relative to fixed maturities. We seek to invest at reasonable prices in companies with solid business plans and capable and honest management. We intend to hold these investments over the long term. This focus on long-term total investment returns may result in variability in the level of unrealized investment gains or losses from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes. See note 2(a) of the notes to consolidated financial statements for disclosure of gross unrealized gains (losses) by investment category.

At December 31, 2004, our equity portfolio was concentrated in terms of the number of issuers and industries. At December 31, 2004, our ten largest equity holdings represented $739.1 million, or 55%, of the equity portfolio. Investments in the property and casualty insurance industry represented $533.5 million, or 40%, of the equity portfolio at December 31, 2004. Such concentrations can lead to

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

higher levels of short-term price volatility. Due to our long-term investment focus, we are not concerned with short-term market volatility as long as our insurance subsidiaries’ ability to write business is not impaired. We have investment guidelines that set limits on the amount of equity securities our insurance subsidiaries can hold.

The table below summarizes our equity price risk and shows the effect of a hypothetical 20% increase or decrease in market prices as of December 31, 2004 and 2003. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of December 31, 2004
Equity Securities	$1,338,526	20% increase	$1,606,231	10.5
		20% decrease	$1,070,821	(10.5)

As of December 31, 2003
Equity Securities	$968,777	20% increase	$1,162,532	9.1
		20% decrease	$775,022	(9.1)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

Approximately three-quarters of our investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 4.1 years and an average rating of “AA”. See note 2(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The fixed maturity portfolio is exposed to interest rate fluctuations: as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

We work to manage the impact of interest rate fluctuations on our fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of our liabilities. We have investment guidelines which limit the maximum duration and maturity of the fixed maturity portfolio.

We utilize a commercially available model to estimate the effect of interest rate risk on the fair values of our fixed maturity portfolio and borrowings. The model estimates the impact of interest rate changes on a wide range of factors including duration, prepayment, put options and call options. Fair values are estimated based on the net present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single point-in-time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.

The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2004 and 2003. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders’ Equity
FIXED MATURITY INVESTMENTS
As of December 31, 2004
Total Fixed Maturity Investments*	$4,978,221	200 bp decrease	$5,423,635	8.9	17.5
		100 bp decrease	5,200,795	4.5	8.7
		100 bp increase	4,748,285	(4.6)	(9.0)
		200 bp increase	4,524,172	(9.1)	(17.8)

As of December 31, 2003
Total Fixed Maturity Investments*	$4,381,175	200 bp decrease	$4,757,664	8.6	17.7
		100 bp decrease	4,569,343	4.3	8.8
		100 bp increase	4,193,311	(4.3)	(8.8)
		200 bp increase	4,012,343	(8.4)	(17.3)

LIABILITIES
As of December 31, 2004
Borrowings**	$957,000	200 bp decrease	$1,082,466		*	**
		100 bp decrease	1,015,774		*	**
		100 bp increase	906,894		*	**
		200 bp increase	859,096		*	**

As of December 31, 2003
Borrowings**	$704,000	200 bp decrease	$773,702		*	**
		100 bp decrease	739,321		*	**
		100 bp increase	663,615		*	**
		200 bp increase	625,917		*	**

*	Includes short-term investments and cash and cash equivalents.

**	Balances outstanding under our revolving credit facility are not included in the above table. Interest rates on the amounts outstanding under this facility reset frequently, which limits the impact of changing interest rates.

***	Changes in estimated fair value have no impact on shareholders’ equity.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Foreign Exchange Risk

We have foreign exchange risk on our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign exchange forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income (loss). Our contracts generally have maturities of three months. At December 31, 2004, we held one contract outstanding with a notional amount of $34.0 million and an unrealized gain of $0.3 million. Realized losses on forward contracts of $3.3 million were recorded as currency translation adjustments in 2004.

At both December 31, 2004 and 2003, approximately 83% of our invested assets were denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% at December 31, 2004 and 2003 and the United Kingdom Sterling/United States Dollar exchange rate had increased or decreased by 5%, the economic effect on an after-tax basis would have been approximately $2.1 million and $1.8 million, respectively.

Impact of Inflation

Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such expenses, is known. Consequently, in establishing premiums, we attempt to anticipate the potential impact of inflation. We also consider inflation in the determination and review of reserves for losses and loss adjustment expenses since portions of these reserves are expected to be paid over extended periods of time. The importance of continually reviewing reserves is even more pronounced in periods of extreme inflation.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Act) was signed into law. The Act created a three-year program to share the risk of loss from foreign terrorist attacks between the federal government and the insurance industry. All property and casualty insurers are required to provide coverage for terrorism risks as defined by the Act at a level that corresponds to the limits and terms for other risks covered in the insured’s policy. Both primary and excess insurers must provide this mandatory coverage but reinsurers and retrocessional reinsurers are not covered by the Act. Personal lines and medical malpractice coverage are also excluded from the Act. To be covered by the Act, aggregate losses must exceed $5 million and be the result of an act perpetrated within the United States on behalf of a foreign person or interest.

We frequently review our outstanding policies and monitor our concentrations of exposed policies by product line and by geographic region. We track policy aggregates at the location address and use an internal database and our in-house underwriting systems to track accumulations of terrorism exposure.

We have developed specific underwriting and pricing guidelines for terrorism coverage for new and renewal business and evaluate our maximum loss exposure on a regular basis.

The program created by the Act is scheduled to terminate on December 31, 2005, and it is uncertain whether the Act will be extended beyond that date. In September of 2004, the United States Department of the Treasury extended the requirement that insurers make available terrorism coverage for policies issued during 2005. As a result of the uncertain future of the Act, we have, unless prohibited by state regulation, generally included conditional coverage exclusions for acts of terrorism occurring after December 31, 2005 on policies with an effective date after December 31, 2004.

Controls and Procedures

As of December 31, 2004, the end of the period covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO) and the Executive Vice President and Chief Financial Officer (CFO).

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon our controls evaluation, the CEO and CFO have concluded that our Disclosure Controls provide reasonable assurance that the information we are required to disclose in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2004. See Management’s Report on Internal Control over Financial Reporting and our independent registered public accounting firm’s attestation report on management’s assessment of internal control over financial reporting beginning on page 73.

There were no changes in our internal control over financial reporting during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding our business, estimates and assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things:

•	our anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	we continue to closely monitor our London Insurance Market opreations, reinsurance programs and exposures and discontinued lines. Adverse experience in these areas could lead to additional charges;

•	we continue to closely monitor claims processing and development patterns and loss reserve adequacy at our Investors Brokered Excess and Surplus Lines unit. Adverse experience could lead to additional charges;

•	the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	the occurrence of additional terrorist activities could have a material impact on our business and the insurance industry;

•	we are legally required to offer terrorism insurance and have attempted to manage our exposure, however, in the event of a covered terrorist attack, we could sustain material losses;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital;

•	economic conditions, interest rates and foreign exchange rate volatility and concentration of investments can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities;

•	loss of services of any executive officers could impact our operations; and

•	changes in our assigned financial strength or debt ratings could impact our ability to attract and retain business.

Our premium volume, underwriting and investment results have been and will continue to be potentially materially affected by these factors. By making these forward-looking statements, we are not intending to become obligated to publicly update or revise any forward-looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

OTHER INFORMATION

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 22, 2005 was approximately 500. The total number of shareholders, including those holding shares in street name or in brokerage accounts is estimated to be in excess of 10,000. Our current strategy is to retain earnings and consequently we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2004 were $365.00 and $252.00, respectively. See Quarterly Information on page 76 for additional common stock price information.

Available Information, Shareholder Relations and SEC and NYSE Certifications

This document represents Markel Corporation’s Annual Report and Form 10-K, which is filed with the Securities and Exchange Commission.

Information about Markel Corporation, including exhibits filed as part of this Form 10-K, may be obtained by writing Mr. Bruce Kay, Vice President of Investor Relations, at the address of the corporate offices listed on the following page, or by calling (800) 446-6671. This Form 10-K includes as Exhibits the Principal Executive Officer and Principal Financial Officer certifications required to be filed with the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act.

We have filed with the New York Stock Exchange the Certification of our Chief Executive Officer confirming that we have complied with the New York Stock Exchange corporate governance listing standards.

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our website address is www.markelcorp.com.

Transfer Agent

Wachovia Bank, N.A.

Corporate Trust Operations

1525 West W.T. Harris Boulevard

Building 3C3

Charlotte, North Carolina 28288-1153

(800) 829-8432

Markel Corporation & Subsidiaries

OTHER INFORMATION (continued)

Code of Conduct

We have adopted a code of business conduct and ethics (Code of Conduct) which is applicable to all directors and associates, including executive officers. We have posted the Code of Conduct on our website at www.markelcorp.com. We intend to satisfy applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Conduct by posting such information on our website. Shareholders may obtain printed copies of the Code of Conduct by writing Mr. Bruce Kay, Vice President of Investor Relations, at the address of the corporate offices listed below, or by calling (800) 446-6671.

Annual Shareholders’ Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, 101 West Franklin Street, Richmond, Virginia at 4:30 p.m., May 23, 2005.

Corporate Offices

Markel Corporation

4521 Highwoods Parkway

Glen Allen, Virginia 23060-6148

(804) 747-0136

(800) 446-6671

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Alan I. Kirshner	Stewart M. Kasen
Chairman of the Board and	President and
Chief Executive Officer	Chief Executive Officer
S & K Famous Brands, Inc.
J. Alfred Broaddus, Jr.
Private Investor	Anthony F. Markel
President and
Douglas C. Eby	Chief Operating Officer
President
Robert E. Torray & Co., Inc.	Steven A. Markel
Vice Chairman
Leslie A. Grandis
Partner	Jay M. Weinberg
McGuireWoods LLP	Chairman Emeritus
Hirschler Fleischer, a professional corporation

Executive Officers

Alan I. Kirshner

Chairman of the Board and Chief Executive Officer since 1986. He served as President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 69.

Anthony F. Markel

President and Chief Operating Officer since March of 1992. He served as Executive Vice President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 63.

Steven A. Markel

Vice Chairman since March of 1992. He served as Treasurer from 1986 to August of 1993 and Executive Vice President from 1986 to March of 1992 and has been a Director of the Company since 1978. Age 56.

Darrell D. Martin

Executive Vice President and Chief Financial Officer since March of 1992. He served as Chief Financial Officer from 1988 to March of 1992 and was a Director of the Company from 1991 to 2004. Age 56.

Paul W. Springman

Executive Vice President since August of 2002. He served as President, Markel North America, from January 2000 to August 2002 and as President and Chief Operating Officer, Shand Morahan & Co., Inc., a subsidiary, from May of 1995 to January of 2000 and as Executive Vice President and Chief Operating Officer, Shand Morahan & Co., Inc. from March of 1993 to May of 1995. Age 53.

Thomas S. Gayner

Executive Vice President and Chief Investment Officer since May of 2004. He served as Chief Investment Officer from January of 2001 to May of 2004 and as Vice President Equity Investments from June of 1995 to January of 2001 and as President,
Markel-Gayner Asset Management Corporation, a subsidiary, since December of 1990. He was a Director of the Company from 1998 to 2004. Age 43.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	/s/ Steven A. Markel
Vice Chairman
March 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Alan I. Kirshner,*	Chief Executive Officer and Chairman of the Board of Directors

/s/ Anthony F. Markel,*	President, Chief Operating Officer and Director

/s/ Steven A. Markel,*	Vice Chairman and Director

/s/ Darrell D. Martin,*	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ J. Alfred Broaddus, Jr.,*	Director

/s/ Douglas C. Eby,*	Director

/s/ Leslie A. Grandis,*	Director

/s/ Stewart M. Kasen,*	Director

/s/ Jay M. Weinberg,*	Director

*	Signed as of March 1, 2005

Index to Exhibits

3(i) Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii) Bylaws, as amended (4.2)b

4(i) Credit Agreement dated September 30, 2003, among Markel Corporation, the lenders named therein and SunTrust Bank, as Administrative Agent (4)c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 2004, and the respective Notes thereto, included in this Annual Report on Form 10-K.

Management Contracts or Compensatory Plans required to be filed (Item 10.1–10.14)

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

10.9 Description of Executive Bonus Plan, as amended (10.9)h

10.10 Employee Stock Purchase and Bonus Plan**

10.11 Markel Corporation Omnibus Incentive Plan (Appendix B)i

10.12 Form of Restricted Stock Unit Award for Directors (10.8)g

10.13 Form of Restricted Stock Unit Award for Executive Officers (10.13)h

10.14 Description of Non-Employee Director Compensation**

21 Certain subsidiaries of Markel Corporation**

23 Consents of independent registered public accounting firm to incorporation by reference of certain reports into the Registrant’s Registration Statements on Form S-8**

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1 Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2 Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

**	filed with this report

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333–107661, dated August 5, 2003.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2003.

d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission on May 25, 1989 in the Registrant’s Registration Statement on Form S-8 (Registration No. 33-28921).

e.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s (Commission File No. 001-13051) report on Form 10-K for the year ended December 31, 1999.

f.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2000.

g.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2003.

h.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2003.

i.	Incorporated by reference from the appendix shown in parentheses filed with the Commission in the Registrant’s Proxy Statement and Definitive 14A filed April 2, 2003.