Form 10-Q
period 2005-03-31
MARKEL CORP
filed 2005-05-03
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

Number of shares of the registrant’s common stock outstanding at April 28, 2005: 9,840,273

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,454,271 in 2005 and $4,386,908 in 2004)	$4,479,158	$4,477,568
Equity securities (cost of $892,439 in 2005 and $849,071 in 2004)	1,308,549	1,338,526
Short-term investments (estimated fair value approximates cost)	64,163	121,714

Total Investments, Available-For-Sale	5,851,870	5,937,808

Cash and cash equivalents	332,405	378,939
Receivables	400,041	416,086
Reinsurance recoverable on unpaid losses	1,536,065	1,641,276
Reinsurance recoverable on paid losses	112,174	114,746
Deferred policy acquisition costs	199,729	204,579
Prepaid reinsurance premiums	156,450	171,955
Goodwill	339,717	339,717
Other assets	303,784	192,480

Total Assets	$9,232,235	$9,397,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,388,173	$5,482,367
Unearned premiums	996,219	1,026,296
Payables to insurance companies	98,621	89,636
Convertible notes payable (estimated fair value of $117,000 in 2005 and $124,000 in 2004)	95,823	94,817
Senior long-term debt (estimated fair value of $667,000 in 2005 and $671,000 in 2004)	610,758	610,260
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $162,000 in 2005 and 2004)	150,000	150,000
Other liabilities	264,369	287,707

Total Liabilities	7,603,963	7,741,083

Shareholders’ equity:
Common stock	742,602	742,288
Retained earnings	610,364	537,068
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of tax expense of $154,348 in 2005 and $203,041 in 2004	286,649	377,074
Cumulative translation adjustments, net of tax benefit of $6,108 in 2005 and tax expense of $39 in 2004	(11,343)	73

Total Shareholders’ Equity	1,628,272	1,656,503
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$9,232,235	$9,397,586

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$494,637	$505,392
Net investment income	58,792	48,663
Net realized investment gains	16,750	7,393

Total Operating Revenues	570,179	561,448

OPERATING EXPENSES
Losses and loss adjustment expenses	286,555	326,334
Underwriting, acquisition and insurance expenses	159,506	160,063

Total Operating Expenses	446,061	486,397

Operating Income	124,118	75,051
Interest expense	15,950	12,881

Income Before Income Taxes	108,168	62,170
Income tax expense	32,450	19,894

Net Income	$75,718	$42,276

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on securities, net of taxes
Net holding gains (losses) arising during the period	$(79,537)	$57,854
Less reclassification adjustments for net gains included in net income	(10,888)	(4,805)

Net unrealized gains (losses)	(90,425)	53,049
Currency translation adjustments, net of taxes	(11,416)	(1,063)

Total Other Comprehensive Income (Loss)	(101,841)	51,986

Comprehensive Income (Loss)	$(26,123)	$94,262

NET INCOME PER SHARE
Basic	$7.69	$4.29
Diluted	$7.47	$4.20

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$742,288	$737,356
Restricted stock units expensed	314	428

Balance at end of period	$742,602	$737,784

RETAINED EARNINGS
Balance at beginning of period	$537,068	$375,041
Net income	75,718	42,276
Repurchase of common stock	(2,422)	(2,268)

Balance at end of period	$610,364	$415,049

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains:
Balance at beginning of period	$377,074	$270,819
Net unrealized holding gains (losses) arising during the period, net of taxes	(90,425)	53,049

Balance at end of period	286,649	323,868
Cumulative translation adjustments:
Balance at beginning of period	73	(937)
Currency translation adjustments, net of taxes (see note 11)	(11,416)	(1,063)

Balance at end of period	(11,343)	(2,000)

Balance at end of period	$275,306	$321,868

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$1,628,272	$1,474,701

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$75,718	$42,276
Adjustments to reconcile net income to net cash provided by operating activities	33,221	12,910

Net Cash Provided By Operating Activities	108,939	55,186

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	532,994	854,101
Proceeds from maturities, calls and prepayments of fixed maturities	26,594	39,381
Cost of fixed maturities and equity securities purchased	(754,355)	(1,059,421)
Net change in short-term investments	57,551	7,790
Sale of subsidiary, net of cash sold	(13,957)	—
Other	(1,878)	(1,758)

Net Cash Used By Investing Activities	(153,051)	(159,907)

FINANCING ACTIVITIES
Repurchase of common stock	(2,422)	(2,268)

Net Cash Used By Financing Activities	(2,422)	(2,268)

Decrease in cash and cash equivalents	(46,534)	(106,989)
Cash and cash equivalents at beginning of period	378,939	372,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$332,405	$265,522

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The consolidated balance sheet as of March 31, 2005 and the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2004 was derived from the Company’s audited annual consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2004 annual report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain prior year amounts have been reclassified to conform to the current presentation.

2.	Net Income per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

	Three Months Ended March 31,
(amounts in thousands, except per share amounts)	2005	2004
Net income as reported	$75,718	$42,276
Interest expense, net of tax, on convertible notes payable	419	538

Adjusted net income	$76,137	$42,814

Basic common shares outstanding	9,844	9,853
Dilutive effect of convertible notes payable	335	335
Other dilutive potential common shares	8	4

Diluted shares outstanding	10,187	10,192

Basic net income per share	$7.69	$4.29

Diluted net income per share	$7.47	$4.20

3.	Stock-Based Compensation

The Company applies the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (Statement) No. 123, Accounting for Stock-Based Compensation, as amended by Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Stock-based compensation expense, net of taxes, included in net income under APB Opinion No. 25 was $0.4 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively. Under the fair value method principles of Statement No. 123, pro forma stock-based compensation expense, net of taxes, and pro forma net income would not have differed from reported amounts for the three months ended March 31, 2005 and 2004.

4.	Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Three Months Ended March 31,
(dollars in thousands)	2005		2004
	Written	Earned	Written	Earned
Direct	$526,375	$567,503	$570,114	$598,639
Assumed	59,110	30,873	94,741	56,069
Ceded	(90,690)	(103,739)	(126,274)	(149,316)

Net premiums	$494,795	$494,637	$538,581	$505,392

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $24.4 million and $82.9 million for the three months ended March 31, 2005 and 2004, respectively.

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

During 2001, the Company issued $408.0 million principal amount at maturity, $112.9 million net proceeds, of Liquid Yield Option Notes™ (LYONs). The LYONs are zero coupon senior notes, which were issued at a price of $283.19 per LYON, representing a yield to maturity of 4.25%. The LYONs mature on June 5, 2031. The Company uses the effective yield method to recognize the accretion of discount from the issue price to the face amount of the LYONs at maturity. The accretion of discount is included in interest expense.

In accordance with their terms, each LYON is convertible into 1.1629 shares of common stock upon the occurrence of certain events. Effective April 1, 2005, each LYON became convertible because the closing price of the Company’s common shares exceeded the conversion trigger price of $336.49 for at least 20 of the last 30 consecutive trading days in the quarter ended March 31, 2005. No LYONs have been converted as of the date of this filing; however, holders may convert LYONs at any time through June 4, 2031. Approximately 335,000 shares would be issued if all of the LYONs were to be converted. These shares were included in the Company’s calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004.

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

7.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) is primarily comprised of net holding gains (losses) on securities arising during the period less reclassification adjustments for net gains included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $(42.8) million and $31.2 million, respectively, for the three months ended March 31, 2005 and 2004. The related tax expense on the reclassification adjustments for net gains included in net income was $5.9 million and $2.6 million, respectively, for the three months ended March 31, 2005 and 2004. The related tax benefit on foreign currency translation adjustments was $6.1 million and $0.6 million, respectively, for the three months ended March 31, 2005 and 2004.

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

Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with U.S. generally accepted accounting principles (U.S. GAAP) as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company’s underwriting performance. Segment profit for the Investing segment is measured by net investment income and net realized investment gains or losses.

The Company does not allocate assets to the Excess and Surplus Lines, Specialty Admitted and London Insurance Market operating segments for management reporting purposes. Total investments and cash and cash equivalents are allocated to the Investing segment. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a) The following tables summarize the Company’s segment disclosures.

Three Months Ended March 31, 2005

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other		Consolidated
Gross premium volume	$346,207	$66,407	$171,848	$—	$1,023		$585,485
Net written premiums	284,989	62,597	146,736	—	473		494,795
Earned premiums	$285,492	$68,517	$140,155	$—	$473		$494,637
Losses and loss adjustment expenses	152,003	38,075	93,286	—	3,191		286,555
Underwriting, acquisition and insurance expenses	89,132	24,181	50,956	—	(4,763)		159,506

Underwriting profit (loss)	44,357	6,261	(4,087)	—	2,045		48,576

Net investment income	—	—	—	58,792	—		58,792
Net realized investment gains	—	—	—	16,750	—		16,750

Segment profit (loss)	$44,357	$6,261	$(4,087)	$75,542	$2,045		$124,118

Interest expense							15,950

Income before income taxes							$108,168

U.S. GAAP combined ratio(1)	84%	91%	103%	—	NM	(2)	90%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Not meaningful.

Three Months Ended March 31, 2004

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$362,269	$61,738	$211,046	$—	$29,802	$664,855
Net written premiums	278,001	58,341	177,682	—	24,557	538,581
Earned premiums	$275,454	$62,745	$160,007	$—	$7,186	$505,392
Losses and loss adjustment expenses	150,089	35,830	134,678	—	5,737	326,334
Underwriting, acquisition and insurance expenses	78,306	21,738	56,264	—	3,755	160,063

Underwriting profit (loss)	47,059	5,177	(30,935)	—	(2,306)	18,995

Net investment income	—	—	—	48,663	—	48,663
Net realized investment gains	—	—	—	7,393	—	7,393

Segment profit (loss)	$47,059	$5,177	$(30,935)	$56,056	$(2,306)	$75,051

Interest expense						12,881

Income before income taxes						$62,170

U.S. GAAP combined ratio(1)	83%	92%	119%	—	NM (2)	96%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated financial statements.

(dollars in thousands)	March 31, 2005	December 31, 2004
Segment Assets
Investing	$6,184,275	$6,316,747
Other	3,047,960	3,080,839

Total Assets	$9,232,235	$9,397,586

9.	Contingencies

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

10.	Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $2.3 million and $2.2 million, respectively, for the three months ended March 31, 2005 and 2004.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, the Company’s defined benefit plan.

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Service cost	$533	$536
Interest cost	1,005	903
Expected return on plan assets	(1,342)	(1,166)
Amortization of unrecognized loss	464	487

Net periodic benefit cost	$660	$760

The Company contributed $0.3 million to the Terra Nova Pension Plan during the first quarter of 2005. The Company expects plan contributions to total $1.3 million in 2005. If necessary, the Company will make any additional contributions to the plan to meet minimum funding requirements or to ensure that the fair value of plan assets at December 31, 2005 exceeds the accumulated benefit obligation.

11.	Sale of Subsidiary

On January 11, 2005, the Company sold its wholly-owned reinsurance subsidiary, Corifrance, to a subsidiary of Fairfax Financial Holdings Limited (the buyer). Under the terms of the sales agreement, the Company has agreed to indemnify the buyer through December 31, 2007 for any adverse development of loss reserves up to the purchase price. Corifrance was considered by the Company to be a non-strategic subsidiary, and its results have been included in the Other segment since the acquisition of Markel International. Proceeds from the sale of approximately $57 million were received in April 2005. The gain on the sale of Corifrance was $5.5 million and was included in underwriting, acquisition and insurance expenses in the Other segment. Included in the gain was the realization of the cumulative foreign currency translation adjustment on Corifrance. The gain was partially offset by the establishment of a contingent obligation to indemnify the buyer if loss reserves prove to be deficient.

It em 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries.

Critical Accounting Estimates

Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities, including litigation contingencies. These estimates, by necessity, are based on assumptions about numerous factors.

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

Readers are urged to review our 2004 annual report on Form 10-K for a more complete description of our critical accounting estimates.

Our Business

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

Our Excess and Surplus Lines segment writes property and casualty insurance outside of the standard market for hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures.

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

Our discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. For the three months ended March 31, 2005, the Other segment consisted primarily of discontinued Markel International programs. In prior periods, the Other segment also included the results of Corifrance, our wholly-owned reinsurance subsidiary, which we sold on January 11, 2005. See note 11 of the notes to consolidated financial statements for a discussion of the sale of Corifrance.

Key Performance Indicators

We measure success by our ability to compound growth in book value per share over a five-year period. We recognize that it may be difficult to grow book value consistently each year, so we measure ourselves over a longer period of time. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We measure underwriting results by our underwriting profit and combined ratio. These measures are discussed in greater detail under “Results of Operations.”

Results of Operations

The following table compares the components of net income.

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Underwriting profit	$48,576	$18,995
Net investment income	58,792	48,663
Net realized investment gains	16,750	7,393
Interest expense	(15,950)	(12,881)
Income tax expense	(32,450)	(19,894)

Net Income	$75,718	$42,276

Net income for the three months ended March 31, 2005 increased 79% compared to the same period of 2004. The increase in net income is primarily due to improved underwriting results. Each of the components of net income are discussed in further detail under “Underwriting Results,” “Investment Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Gross premium volume	$585,485	$664,855
Net written premiums	$494,795	$538,581
Net retention	85%	81%
Earned premiums	$494,637	$505,392
Losses and loss adjustment expenses	$286,555	$326,334
Underwriting, acquisition and insurance expenses	$159,506	$160,063
Underwriting profit	$48,576	$18,995

U.S. GAAP Combined Ratios (1)
Excess and Surplus Lines	84%	83%
Specialty Admitted	91%	92%
London Insurance Market	103%	119%
Other	NM (2)	NM (2)
Markel Corporation (Consolidated)	90%	96%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM— Not meaningful. See further discussion of Other underwriting profit and loss below.

We reported a combined ratio of 90% for the first quarter of 2005 compared to 96% for the same period last year. The increase in underwriting profit for the quarter ended March 31, 2005 was primarily due to improved underwriting performance in the London Insurance Market segment.

The combined ratio for the Excess and Surplus Lines segment was 84% for the quarter ended March 31, 2005 compared to 83% for the same period of 2004. The increase in the combined ratio is primarily due to a higher expense ratio in 2005 as a result of lower reinsurance commissions as we continue to increase our retention of gross written premiums.

The Specialty Admitted segment produced improved underwriting results for the quarter ended March 31, 2005 compared to the same period of 2004. The combined ratio for the first quarter of 2005 benefited from lower current year losses compared to 2004.

The London Insurance Market segment’s combined ratio for the quarter ended March 31, 2005 improved primarily due to less development on prior years’ loss reserves, partially offset by a higher expense ratio in 2005 compared to 2004. In 2004, the London Insurance Market segment’s underwriting results included a $30 million increase in prior years’ loss reserves.

The Other segment produced an underwriting profit of $2.0 million for the quarter ended March 31, 2005 compared to an underwriting loss of $2.3 million for the same period in 2004. The Other underwriting profit for the first quarter of 2005 included a $5.5 million gain on the sale of Corifrance. Prior to the sale, the operating results of Corifrance were included in the Other segment.

Premiums and Net Retention

The following table compares gross premium volume and net written premiums by underwriting segment.

Gross Premium Volume		(dollars in thousands)	Net Written Premiums
Three Months Ended March 31,			Three Months Ended March 31,
2005	2004		2005	2004
$346,207	$362,269	Excess and Surplus Lines	$284,989	$278,001
66,407	61,738	Specialty Admitted	62,597	58,341
171,848	211,046	London Insurance Market	146,736	177,682
1,023	29,802	Other	473	24,557

$585,485	$664,855	Total	$494,795	$538,581

Gross premium volume for the first quarter of 2005 declined 12% compared to the same period of 2004. Approximately two-thirds of the decline was due to lower 2005 premium writings at Markel International and the Investors Brokered Excess and Surplus Lines unit and to the sale of Corifrance. During the first quarter of 2005, gross premium volume at Markel International declined primarily due to increased competition, which reduced new and renewal business opportunities compared to the same period of 2004, and due to our exit from the aviation insurance market in late 2004. The decline in gross premium volume at the Investors Brokered Excess and Surplus Lines unit was primarily due to the re-underwriting of the casualty and excess and umbrella books of business beginning in early 2004 and the withdrawal from the California residential contractors market in early 2005.

During the first quarter of 2005, we continued to receive rate increases compared to the same period of the prior year for many product lines. However, the rate of increase has slowed and, in certain lines, rates have declined. We continue to experience market pressure to reduce prices in select lines of business on both new and renewal accounts. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. Our 2005 business plans continue to focus on new product development, producer relationships and achieving our ultimate goal of underwriting profitability.

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business. Net retention of gross premium volume for the first quarter of 2005 was 85% compared to 81% for 2004. The increase was primarily due to changes in the mix of premium writings and purchasing less reinsurance in the Excess and Surplus Lines segment during 2005 compared to 2004.

The following table compares earned premiums by underwriting segment.

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Excess and Surplus Lines	$285,492	$275,454
Specialty Admitted	68,517	62,745
London Insurance Market	140,155	160,007
Other	473	7,186

Total	$494,637	$505,392

Earned premium for the three months ended March 31, 2005 decreased 2% compared to the same period of 2004. This decrease was primarily due to lower gross premium volume at Markel International partially offset by higher retentions in the Excess and Surplus Lines segment compared to 2004.

Investment Results

First quarter 2005 net investment income was $58.8 million compared to $48.7 million in the first quarter of 2004. The increase in 2005 was primarily due to higher invested assets and higher investment yields compared to the same period of 2004.

For the three months ended March 31, 2005, net realized gains were $16.8 million compared to $7.4 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

At March 31, 2005, we held securities with gross unrealized losses of approximately $44.8 million, or less than 1% of total invested assets. At March 31, 2005, all of these securities were reviewed and management believes there were no indications of other-than-temporary impairment.

Other Expenses

Interest expense for the three months ended March 31, 2005 increased 24% to $16.0 million from $12.9 million for the same period of 2004. The increase was primarily due to the August 2004 issuance of $200 million of 7.35% unsecured senior notes.

The estimated annual effective tax rate was 30% for the three months ended March 31, 2005 compared to 32% for the same period in 2004. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

Comprehensive Income (Loss)

For the three months ended March 31, 2005, comprehensive loss was $26.1 million compared to comprehensive income of $94.3 million for the same period in 2004. The comprehensive loss for the three months ended March 31, 2005 was primarily due to net unrealized losses, net of taxes, on the investment portfolio of $90.4 million. This unfavorable movement in the market value of the investment portfolio was partially offset by a $33.4 million increase in net income for the first quarter of 2005 compared to the same period of 2004. For the three months ended March 31, 2004, comprehensive income included net unrealized investment gains, net of taxes, of $53.0 million. Comprehensive income for the first quarter of 2005 included a loss of $11.4 million from currency translation adjustments, net of taxes, compared to a loss of $1.1 million for the same period of 2004. The loss from currency translation adjustments, net of taxes, in 2005 included $11.5 million from the sale of Corifrance. The majority of Corifrance’s net assets were denominated in euros, which have strengthened against the U.S. dollar since our acquisition of Markel International. We attempt to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition

At March 31, 2005, total invested assets decreased 2% to $6.2 billion from $6.3 billion at December 31, 2004. Net unrealized gains, net of taxes, on fixed maturities and equity securities were $286.6 million at March 31, 2005 compared to $377.1 million at December 31, 2004. Equity securities were $1.3 billion, or 21% of total invested assets, at both March 31, 2005 and December 31, 2004.

Net cash provided by operating activities was $108.9 million for the three months ended March 31, 2005 compared to $55.2 million for the same period in 2004. The increase was primarily due to increased cash flows from our international operations for the three months ended March 31, 2005 compared to same period of 2004.

Net cash used by investing activities was $153.1 million for the three months ended March 31, 2005 compared to $159.9 million for the same period in 2004. Net cash used for investing activities for the three months ended March 31, 2005 included $14.0 million of cash balances transferred in the disposition of Corifrance. Cash proceeds of approximately $57 million from the sale were received in April 2005.

For the three months ended March 31, 2005, net cash used by financing activities was $2.4 million compared to $2.3 million for the same period of 2004. In both periods, cash was used to repurchase shares of our common stock. These repurchases were made in anticipation of the future issuance of common shares to satisfy grants of Restricted Stock Units made to directors and officers under the Markel Corporation Omnibus Incentive Plan.

We have access to various capital sources including dividends from our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Shareholders’ equity at March 31, 2005 was $1.6 billion compared to $1.7 billion at December 31, 2004. Book value decreased 2% to $165.47 per share from $168.22 per share at December 31, 2004 primarily as a result of the decline in the market value of the investment portfolio partially offset by net income for the three months ended March 31, 2005.

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

We manage foreign exchange risk primarily by matching assets and liabilities in each foreign currency as closely as possible. Significant estimations and assumptions are required when establishing insurance balances such as reinsurance recoverables and reserves for unpaid losses and loss adjustment expenses. As a result, matching of assets and liabilities by currency is subject to change as actual results may differ from these estimations and assumptions.

Our market risks at March 31, 2005 have not materially changed from those identified at December 31, 2004.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO) and the Executive Vice President and Chief Financial Officer (CFO).

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon our controls evaluation, the CEO and CFO have concluded that our Disclosure Controls provide reasonable assurance that the information we are required to disclose in periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the first quarter of 2005, we implemented a new general ledger accounting software package for the business written at Lloyd’s through Markel International. The software package is the same package implemented in the U.S. during the third quarter of 2003 but includes additional functionality to provide for foreign currency transactions. Also during the first quarter of 2005, we implemented a new payroll software package for our U.S. operations. This same software package was implemented in the U.K. in April 2005. While we do not believe that our previous general ledger or payroll systems had any significant deficiencies or material weaknesses, the new systems now provide a common platform for both our U.S. and U.K operations. There were no other changes in our internal control over financial reporting during the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding our business, estimates and assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things:

•	our anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	we continue to closely monitor our London Insurance Market operations, reinsurance programs and exposures and discontinued lines. Adverse experience in these areas could lead to additional charges;

•	we continue to closely monitor claims processing and development patterns and loss reserve adequacy at our Investors Brokered Excess and Surplus Lines unit. Adverse experience could lead to additional charges;

•	the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	the occurrence of additional terrorist activities could have a material impact on our business and the insurance industry;

•	we are legally required to offer terrorism insurance and have attempted to manage our exposure, however, in the event of a covered terrorist attack, we could sustain material losses;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital; and

•	economic conditions, interest rates and foreign exchange rate volatility and concentration of investments can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

Our premium volume, underwriting and investment results have been and will continue to be potentially materially affected by these factors. Additional factors that could affect us are discussed in our reports on Forms 8-K, 10-Q and 10-K. By making these forward-looking statements, we are not intending to become obligated to publicly update or revise any forward-looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common stock repurchases for the quarter ended March 31, 2005.

Issuer Purchases of Equity Securities¹

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs

01/01/2005-01/31/2005	—	—	—	—

02/01/2005-02/28/2005	7,000	$345.78	—	—

03/01/2005-03/31/2005	—	—	—	—

Total	7,000	$345.78	—	—

¹	All purchases were made via open-market transactions. Such purchases were made in anticipation of the future issuance of common stock to satisfy grants of Restricted Stock Units made to directors and officers under the Markel Corporation Omnibus Incentive Plan. The Company does not have any publicly announced plans or programs to repurchase its common stock.

Item 6.	Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of May, 2005.

The Company

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Anthony F. Markel
Anthony F. Markel
President
(Principal Operating Officer)

By	/s/ Steven A. Markel
Steven A. Markel
Vice Chairman

By	/s/ Darrell D. Martin
Darrell D. Martin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By	/s/ Paul W. Springman
Paul W. Springman
Executive Vice President

By	/s/ Thomas S. Gayner
Thomas S. Gayner
Executive Vice President and
Chief Investment Officer

Exhibit Index

Number	Description

3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (4.2)b

4	Credit Agreement dated September 30, 2003, among Markel Corporation, the lenders named therein and SunTrust Bank, as Administrative Agent (4)c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2005 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

10.1	Amended and Restated Employment Agreement between Markel Corporation and Alan I. Kirshner dated as of February 25, 2005*

10.2	Amended and Restated Employment Agreement between Markel Corporation and Anthony F. Markel dated as of February 25, 2005*

10.3	Amended and Restated Employment Agreement between Markel Corporation and Steven A. Markel dated as of February 25, 2005*

10.4	Amended and Restated Executive Employment Agreement between Markel Corporation and Paul W. Springman dated as of February 25, 2005*

10.5	Amended and Restated Executive Employment Agreement between Markel Corporation and Thomas S. Gayner dated as of February 25, 2005*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated August 5, 2003.

c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2003.

*	Filed with this report.