Form 10-Q
period 2005-06-30
MARKEL CORP
filed 2005-08-02
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares of the registrant’s common stock outstanding at July 28, 2005:  9,840,317

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,455,921 in 2005 and $4,386,908 in 2004)	$4,561,281	$4,477,568
Equity securities (cost of $923,570 in 2005 and $849,071 in 2004)	1,355,608	1,338,526
Short-term investments (estimated fair value approximates cost)	134,530	121,714

Total Investments, Available-For-Sale	6,051,419	5,937,808

Cash and cash equivalents	391,725	378,939
Receivables	404,717	416,086
Reinsurance recoverable on unpaid losses	1,418,740	1,641,276
Reinsurance recoverable on paid losses	101,168	114,746
Deferred policy acquisition costs	208,256	204,579
Prepaid reinsurance premiums	142,875	171,955
Goodwill	339,717	339,717
Other assets	213,802	192,480

Total Assets	$9,272,419	$9,397,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,301,515	$5,482,367
Unearned premiums	999,409	1,026,296
Payables to insurance companies	82,417	89,636
Convertible notes payable (estimated fair value of $116,000 in 2005 and $124,000 in 2004)	96,834	94,817
Senior long-term debt (estimated fair value of $677,000 in 2005 and $671,000 in 2004)	611,257	610,260
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $162,000 in both 2005 and 2004)	150,000	150,000
Other liabilities	279,684	287,707

Total Liabilities	7,521,116	7,741,083

Shareholders’ equity:
Common stock	742,937	742,288
Retained earnings	670,531	537,068
Accumulated other comprehensive income
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $188,089 in 2005 and $203,041 in 2004	349,309	377,074
Cumulative translation adjustments, net of tax benefit of $6,178 in 2005 and tax expense of $39 in 2004	(11,474)	73

Total Shareholders’ Equity	1,751,303	1,656,503

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$9,272,419	$9,397,586

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$493,049	$515,426	$987,686	$1,020,818
Net investment income	58,921	48,025	117,713	96,688
Net realized investment gains (losses)	1,959	(203)	18,709	7,190

Total Operating Revenues	553,929	563,248	1,124,108	1,124,696

OPERATING EXPENSES
Losses and loss adjustment expenses	289,337	301,794	575,892	628,128
Underwriting, acquisition and insurance expenses	162,709	161,694	322,215	321,757

Total Operating Expenses	452,046	463,488	898,107	949,885

Operating Income	101,883	99,760	226,001	174,811
Interest expense	15,930	12,941	31,880	25,822

Income Before Income Taxes	85,953	86,819	194,121	148,989
Income tax expense	25,786	27,782	58,236	47,676

Net Income	$60,167	$59,037	$135,885	$101,313

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on securities, net of taxes
Net holding gains (losses) arising during the period	$63,933	$(101,182)	$(15,604)	$(43,328)
Less reclassification adjustments for net gains (losses) included in net income	(1,273)	131	(12,161)	(4,674)

Net unrealized gains (losses)	62,660	(101,051)	(27,765)	(48,002)
Currency translation adjustments, net of taxes	(131)	352	(11,547)	(711)

Total Other Comprehensive Income (Loss)	62,529	(100,699)	(39,312)	(48,713)

Comprehensive Income (Loss)	$122,696	$(41,662)	$96,573	$52,600

NET INCOME PER SHARE
Basic	$6.11	$5.99	$13.81	$10.28
Diluted	$5.95	$5.84	$13.42	$10.04

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Six Months Ended June 30,
	2005	2004
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$742,288	$737,356
Restricted stock units expensed	649	668

Balance at end of period	$742,937	$738,024

RETAINED EARNINGS
Balance at beginning of period	$537,068	$375,041
Net income	135,885	101,313
Repurchase of common stock	(2,422)	(3,384)

Balance at end of period	$670,531	$472,970

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains:
Balance at beginning of period	$377,074	$270,819
Net unrealized holding losses arising during the period, net of taxes	(27,765)	(48,002)

Balance at end of period	349,309	222,817

Cumulative translation adjustments:
Balance at beginning of period	73	(937)
Currency translation adjustments, net of taxes (see note 11)	(11,547)	(711)

Balance at end of period	(11,474)	(1,648)

Balance at end of period	$337,835	$221,169

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$1,751,303	$1,432,163

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$135,885	$101,313
Adjustments to reconcile net income to net cash provided by operating activities	116,576	130,969

Net Cash Provided By Operating Activities	252,461	232,282

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,126,883	1,297,570
Proceeds from maturities, calls and prepayments of fixed maturities	70,845	84,268
Cost of fixed maturities and equity securities purchased	(1,462,414)	(1,640,143)
Net change in short-term investments	(12,816)	27,663
Net proceeds from sale of subsidiary	43,237	—
Other	(2,988)	(3,100)

Net Cash Used By Investing Activities	(237,253)	(233,742)

FINANCING ACTIVITIES
Repurchase of common stock	(2,422)	(3,384)

Net Cash Used By Financing Activities	(2,422)	(3,384)

Increase (decrease) in cash and cash equivalents	12,786	(4,844)
Cash and cash equivalents at beginning of period	378,939	372,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$391,725	$367,667

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of June 30, 2005, the related consolidated statements of income and comprehensive income (loss) for the quarters and six months ended June 30, 2005 and 2004, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2004 was derived from the Company’s audited annual consolidated financial statements.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2004 Annual Report and Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income Per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net income as reported	$60,167	$59,037	$135,885	$101,313
Interest expense, net of tax, on convertible notes payable	$421	$496	$840	$1,034

Adjusted net income	$60,588	$59,533	$136,725	$102,347

Basic common shares outstanding	9,840	9,849	9,842	9,851
Dilutive effect of convertible notes payable	335	335	335	335
Other dilutive potential common shares	9	5	9	5

Diluted shares outstanding	10,184	10,189	10,186	10,191

Basic net income per share	$6.11	$5.99	$13.81	$10.28

Diluted net income per share	$5.95	$5.84	$13.42	$10.04

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

Stock-based compensation expense, net of taxes, included in net income under APB Opinion No. 25 was $0.2 million and $0.6 million, respectively, for the quarter and six months ended June 30, 2005 and $0.2 million and $0.7 million, respectively, for the same periods in 2004. Under the fair value method principles of Statement No. 123, pro forma stock-based compensation expense, net of taxes, and pro forma net income would not have differed from reported amounts for the quarters and six months ended June 30, 2005 and 2004.

4. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2005		2004
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$577,345	$564,857	$608,742	$607,762
Assumed	31,427	33,225	24,037	23,024
Ceded	(92,361)	(105,033)	(115,428)	(115,360)

Net premiums	$516,411	$493,049	$517,351	$515,426

	Six Months Ended June 30,
	2005		2004
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$1,103,720	$1,132,360	$1,178,856	$1,206,401
Assumed	90,537	64,098	118,778	79,093
Ceded	(183,051)	(208,772)	(241,702)	(264,676)

Net premiums	$1,011,206	$987,686	$1,055,932	$1,020,818

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $52.3 million and $61.2 million, respectively, for the quarters ended June 30, 2005 and 2004 and $76.7 million and $144.1 million, respectively, for the six months ended June 30, 2005 and 2004.

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

6. Convertible Notes Payable

During 2001, the Company issued $408.0 million principal amount at maturity, $112.9 million net proceeds, of Liquid Yield Option Notes™ (LYONs). The LYONs are zero coupon senior notes and were issued at a price of $283.19 per LYON, which represents a yield to maturity of 4.25%. The LYONs mature on June 5, 2031. The Company uses the effective yield method to recognize the accretion of the discount from the issue price to the face amount of the LYONs at maturity. The accretion of the discount is included in interest expense.

Each LYON is convertible into 1.1629 shares of common stock upon the occurrence of certain events. Effective April 1, 2005, each LYON became convertible because the closing price of the Company’s common shares exceeded the conversion trigger price of $336.49 for at least 20 of the last 30 consecutive trading days in the quarter ended March 31, 2005. No LYONs have been converted as of June 30, 2005; however, holders may convert LYONs at any time through June 4, 2031. Approximately 335,000 shares would be issued if all of the LYONs were to be converted. These shares were included in the Company’s calculation of diluted earnings per share for the quarters and six months ended June 30, 2005 and 2004.

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

7. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of net holding gains (losses) on securities arising during the period less reclassification adjustments for net gains (losses) included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $34.4 million and $(8.4) million, respectively, for the quarter and six months ended June 30, 2005 and $(54.5) million and $(23.3) million, respectively, for the same periods in 2004. The related tax expense (benefit) on the reclassification adjustments for net gains (losses) included in net income was $0.7 million and $6.5 million, respectively, for the quarter and six months ended June 30, 2005 and $(0.1) million and $2.5 million, respectively, for the same periods in 2004. The related tax expense (benefit) on foreign currency translation adjustments was $(0.1) million and $(6.2) million, respectively, for the quarter and six months ended June 30, 2005 and $0.2 million and $(0.4) million, respectively, for the same periods in 2004.

8. Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets.

All investing activities are included in the Investing segment. Lines of business that have been discontinued in conjunction with an acquisition and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting.

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

	Quarter Ended June 30, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$340,100	$88,994	$179,003	$—	$675	$608,772
Net written premiums	278,886	84,354	152,617	—	554	516,411

Earned premiums	$283,140	$72,377	$136,978	$—	$554	$493,049
Losses and loss adjustment expenses	158,676	37,086	88,601	—	4,974	289,337
Underwriting, acquisition and insurance expenses	86,069	22,686	53,073	—	881	162,709

Underwriting profit (loss)	38,395	12,605	(4,696)	—	(5,301)	41,003

Net investment income	—	—	—	58,921	—	58,921
Net realized investment gains	—	—	—	1,959	—	1,959

Segment profit (loss)	$38,395	$12,605	$(4,696)	$60,880	$(5,301)	$101,883

Interest expense						15,930

Income before income taxes						$85,953

U.S. GAAP combined ratio(1)	86%	83%	103%	—	NM (2)	92%

	Quarter Ended June 30, 2004
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$378,402	$84,037	$166,626	$—	$3,714	$632,779
Net written premiums	300,364	78,874	136,430	—	1,683	517,351

Earned premiums	$291,216	$64,996	$153,365	$—	$5,849	$515,426
Losses and loss adjustment expenses	158,091	36,498	100,435	—	6,770	301,794
Underwriting, acquisition and insurance expenses	86,257	18,986	53,130	—	3,321	161,694

Underwriting profit (loss)	46,868	9,512	(200)	—	(4,242)	51,938

Net investment income	—	—	—	48,025	—	48,025
Net realized investment losses	—	—	—	(203)	—	(203)

Segment profit (loss)	$46,868	$9,512	$(200)	$47,822	$(4,242)	$99,760

Interest expense						12,941

Income before income taxes						$86,819

U.S. GAAP combined ratio(1)	84%	85%	100%	—	NM (2)	90%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(2)	NM – Not meaningful.

	Six Months Ended June 30, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$686,307	$155,401	$350,851	$—	$1,698	$1,194,257
Net written premiums	563,875	146,951	299,353	—	1,027	1,011,206

Earned premiums	$568,632	$140,894	$277,133	$—	$1,027	$987,686
Losses and loss adjustment expenses	310,679	75,161	181,887	—	8,165	575,892
Underwriting, acquisition and insurance expenses	175,201	46,867	104,029	—	(3,882)	322,215

Underwriting profit (loss)	82,752	18,866	(8,783)	—	(3,256)	89,579

Net investment income	—	—	—	117,713	—	117,713
Net realized investment gains	—	—	—	18,709	—	18,709

Segment profit (loss)	$82,752	$18,866	$(8,783)	$136,422	$(3,256)	$226,001

Interest expense						31,880

Income before income taxes						$194,121

U.S. GAAP combined ratio(1)	85%	87%	103%	—	NM (2)	91%

	Six Months Ended June 30, 2004
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$740,671	$145,775	$377,672	$—	$33,516	$1,297,634
Net written premiums	578,365	137,215	314,112	—	26,240	1,055,932

Earned premiums	$566,670	$127,741	$313,372	$—	$13,035	$1,020,818
Losses and loss adjustment expenses	308,180	72,328	235,113	—	12,507	628,128
Underwriting, acquisition and insurance expenses	164,563	40,724	109,394	—	7,076	321,757

Underwriting profit (loss)	93,927	14,689	(31,135)	—	(6,548)	70,933

Net investment income	—	—	—	96,688	—	96,688
Net realized investment gains	—	—	—	7,190	—	7,190

Segment profit (loss)	$93,927	$14,689	$(31,135)	$103,878	$(6,548)	$174,811

Interest expense						25,822

Income before income taxes						$148,989

U.S. GAAP combined ratio(1)	83%	89%	110%	—	NM (2)	93%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(2)	NM – Not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated financial statements.

(dollars in thousands)	June 30, 2005	December 31, 2004
Segment Assets
Investing	$6,443,144	$6,316,747
Other	2,829,275	3,080,839

Total Assets	$9,272,419	$9,397,586

9. Contingencies

As previously disclosed, Palladium Insurance Limited and Bank of America, N.A. filed a lawsuit against Terra Nova Insurance Company Limited in connection with alleged reinsurance agreements. During the second quarter of 2005, the court denied all motions for summary judgment. The case was subsequently settled, subject to the completion of final documentation. The settlement was fully provided for at June 30, 2005.

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

a) Expenses relating to all of the Company’s defined contribution plans were $2.4 million and $4.7 million, respectively, for the quarter and six months ended June 30, 2005 and $2.1 million and $4.3 million, respectively, for the same periods in 2004.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, the Company’s defined benefit plan.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Service cost	$517	$530	$1,050	$1,066
Interest cost	974	894	1,979	1,797
Expected return on plan assets	(1,300)	(1,154)	(2,642)	(2,320)
Amortization of unrecognized loss	449	482	913	969

Net periodic benefit cost	$640	$752	$1,300	$1,512

The Company contributed $0.7 million to the Terra Nova Pension Plan during the six months ended June 30, 2005. The Company expects plan contributions to total $1.3 million in 2005. If necessary, the Company will make additional contributions to the plan to meet minimum funding requirements or to ensure that the fair value of plan assets at December 31, 2005 exceeds the accumulated benefit obligation.

11. Sale of Subsidiary

On January 11, 2005, the Company sold its wholly-owned reinsurance subsidiary, Corifrance, to a subsidiary of Fairfax Financial Holdings Limited (the buyer) for approximately $57 million. Under the terms of the sales agreement, the Company has agreed to indemnify the buyer through December 31, 2007 for any adverse development of loss reserves up to the purchase price. Corifrance was considered by the Company to be a non-strategic subsidiary, and its results have been included in the Other segment since the acquisition of Markel International. The gain on the sale of Corifrance was $5.5 million and was included in underwriting, acquisition and insurance expenses in the Other segment. Included in the gain was the realization of the cumulative foreign currency translation adjustment on Corifrance. The gain was partially offset by the establishment of a contingent obligation to indemnify the buyer if loss reserves prove to be deficient.

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

Readers are urged to review our 2004 Annual Report and Form 10-K for a more complete description of our critical accounting estimates.

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

Our Specialty Admitted segment writes risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets and personal and commercial property and liability coverages.

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

Lines of business that have been discontinued in conjunction with an acquisition and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting. For the quarter and six months ended June 30, 2005, the Other segment consisted primarily of discontinued Markel International programs. In prior periods, the Other segment also included the results of Corifrance, a wholly-owned reinsurance subsidiary, which we sold on January 11, 2005. See note 11 of the notes to consolidated financial statements for a discussion of the sale of Corifrance.

Key Performance Indicators

We measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. We recognize that it is difficult to grow book value consistently each year, so we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We measure underwriting results by our underwriting profit and combined ratio. These measures are discussed in greater detail under “Results of Operations.”

Results of Operations

The following table compares the components of net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Underwriting profit	$41,003	$51,938	$89,579	$70,933
Net investment income	58,921	48,025	117,713	96,688
Net realized investment gains (losses)	1,959	(203)	18,709	7,190
Interest expense	(15,930)	(12,941)	(31,880)	(25,822)
Income tax expense	(25,786)	(27,782)	(58,236)	(47,676)

Net Income	$60,167	$59,037	$135,885	$101,313

Net income for the quarter and six months ended June 30, 2005 increased 2% and 34%, respectively, compared to the same periods of 2004. Net income increased for the six months ended June 30, 2005 compared to the same period of 2004 due to improved underwriting and investing results, partially offset by higher interest and income tax expenses. Each of the components of net income are discussed in further detail under “Underwriting Results,” “Investment Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Gross premium volume	$608,772	$632,779	$1,194,257	$1,297,634
Net written premiums	$516,411	$517,351	$1,011,206	$1,055,932
Net retention	85%	82%	85%	81%
Earned premiums	$493,049	$515,426	$987,686	$1,020,818
Losses and loss adjustment expenses	$289,337	$301,794	$575,892	$628,128
Underwriting, acquisition and insurance expenses	$162,709	$161,694	$322,215	$321,757
Underwriting profit	$41,003	$51,938	$89,579	$70,933

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	86%	84%	85%	83%
Specialty Admitted	83%	85%	87%	89%
London Insurance Market	103%	100%	103%	110%
Other	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	92%	90%	91%	93%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.
(2)	NM – Not meaningful. Further discussion of Other underwriting loss follows.

We reported a combined ratio of 92% and 91%, respectively, for the quarter and six months ended June 30, 2005 compared to 90% and 93%, respectively, for the same periods in 2004. The increase in the combined ratio for the quarter ended June 30, 2005 was primarily due to a higher expense ratio as a result of lower earned premiums compared to the same period of 2004. The combined ratio improved for the six months ended June 30, 2005 compared to the same period of 2004 primarily as a result of improved underwriting performance in the London Insurance Market segment. Both periods of 2005 also reflect adverse development on loss reserves at the Investors Brokered Excess and Surplus Lines unit and the impact of commutations completed in the second quarter of 2005.

The combined ratio for the Excess and Surplus Lines segment was 86% and 85%, respectively, for the quarter and six months ended June 30, 2005 compared to 84% and 83%, respectively, for the same periods in 2004. For the quarter ended June 30, 2005, the increase in the combined ratio was primarily due to loss development at the Investors Brokered Excess and Surplus Lines unit. We continue to monitor and re-underwrite certain books of business in order to return the Investors Brokered Excess and Surplus Lines unit to underwriting profitability. For the six months ended June 30, 2005, the increase in the combined ratio was primarily due to a higher expense ratio compared to 2004 as a result of lower reinsurance ceding commissions as we continue to increase our net retentions.

The combined ratio for the Specialty Admitted segment was 83% and 87%, respectively, for the quarter and six months ended June 30, 2005 compared to 85% and 89%, respectively, for the same periods in 2004. The combined ratio for both periods of 2005 benefited from lower loss ratios as a result of the favorable insurance market experienced over the past several years.

The London Insurance Market segment’s combined ratio was 103% for both the quarter and six months ended June 30, 2005 compared to 100% and 110%, respectively, for the same periods in 2004. For the quarter, the London Insurance Market segment’s combined ratio increased primarily due to a higher expense ratio resulting from lower earned premiums. The combined ratio improved for the six months ended June 30, 2005 primarily due to less development on prior years’ loss reserves, partially offset by a higher expense ratio in 2005 compared to 2004. The London Insurance Market segment’s underwriting results for the six months ended June 30, 2004 included a $30.0 million increase in prior years’ loss reserves.

The Other segment produced an underwriting loss of $5.3 million and $3.3 million, respectively, for the quarter and six months ended June 30, 2005 compared to an underwriting loss of $4.2 million and $6.5 million, respectively, for the same periods in 2004. The Other underwriting result for the six months ended June 30, 2005 included a $5.5 million gain on the sale of Corifrance. Prior to its sale in January 2005, the operating results of Corifrance were included in the Other segment.

Subsequent to the end of the second quarter of 2005, the Caribbean, Mexico and U.S. Mainland sustained losses from hurricanes Dennis and Emily. Based on preliminary information, we believe our net losses from these events are less than $10.0 million.

Premiums and Net Retentions

The following tables compare gross premium volume and net written premiums by underwriting segment.

Gross Premium Volume

Quarter Ended June 30,			Six Months Ended June 30,
2005	2004	(dollars in thousands)	2005	2004
$340,100	$378,402	Excess and Surplus Lines	$686,307	$740,671
88,994	84,037	Specialty Admitted	155,401	145,775
179,003	166,626	London Insurance Market	350,851	377,672
675	3,714	Other	1,698	33,516

$608,772	$632,779	Total	$1,194,257	$1,297,634

		Net Written Premiums
Quarter Ended June 30,			Six Months Ended June 30,
2005	2004	(dollars in thousands)	2005	2004
$278,886	$300,364	Excess and Surplus Lines	$563,875	$578,365
84,354	78,874	Specialty Admitted	146,951	137,215
152,617	136,430	London Insurance Market	299,353	314,112
554	1,683	Other	1,027	26,240

$516,411	$517,351	Total	$1,011,206	$1,055,932

Gross premium volume for the quarter and six months ended June 30, 2005 declined 4% and 8%, respectively, compared to the same periods in 2004. The decline in both periods of 2005 was primarily due to lower premium writings at the Investors Brokered Excess and Surplus Lines unit as a result of the re-underwriting and exiting of certain books of business and increased competition across all segments. Gross premium volume for the six months ended June 30, 2005 also declined due to the sale of Corifrance in early 2005.

During the first six months of 2005, many product lines obtained modest rate increases compared to the same period of the prior year. However, rates have declined in certain lines. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. Our 2005 business plans continue to focus on new product development, enhancing producer relationships and achieving our ultimate goal of underwriting profitability.

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business. Net retention of gross premium volume for both the quarter and six months ended June 30, 2005 was 85% compared to 82% and 81%, respectively, for the same periods in 2004. The increase in both periods was primarily due to purchasing less reinsurance in the Excess and Surplus Lines and London Insurance Market segments during 2005 compared to 2004 and changes in the mix of premium writings.

The following table compares earned premiums by underwriting segment.

Earned Premiums

Quarter Ended June 30,			Six Months Ended June 30,
2005	2004	(dollars in thousands)	2005	2004
$283,140	$291,216	Excess and Surplus Lines	$568,632	$566,670
72,377	64,996	Specialty Admitted	140,894	127,741
136,978	153,365	London Insurance Market	277,133	313,372
554	5,849	Other	1,027	13,035

$493,049	$515,426	Total	$987,686	$1,020,818

Earned premiums for the quarter and six months ended June 30, 2005 decreased 4% and 3%, respectively, compared to the same periods in 2004. The decrease in both periods of 2005 was primarily due to lower gross premium volume in the London Insurance Market segment, partially offset by higher retentions in all segments compared to 2004.

Investment Results

Second quarter 2005 net investment income was $58.9 million compared to $48.0 million in the second quarter of 2004. Net investment income for the six months ended June 30, 2005 was $117.7 million compared to $96.7 million for the same period of 2004. The increase in both periods of 2005 was due to higher invested assets and higher investment yields compared to the same periods of 2004.

In the second quarter of 2005, net realized gains were $2.0 million compared to net realized losses of $0.2 million in the second quarter of 2004. For the six months ended June 30, 2005, net realized gains were $18.7 million compared to $7.2 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

At June 30, 2005, we held securities with gross unrealized losses of approximately $24.3 million, significantly less than 1% of total invested assets. All of these securities were reviewed and management believes there were no indications of other-than-temporary impairment at June 30, 2005.

Other Expenses

Interest expense for both the second quarter and six months ended June 30, 2005 increased 23% to $15.9 million and $31.9 million, respectively, from $12.9 million and $25.8 million, respectively, for the same periods of 2004. The increase was primarily due to the August 2004 issuance of $200 million of 7.35% unsecured senior notes.

The estimated annual effective tax rate was 30% for both the second quarter and six months ended June 30, 2005 compared to 32% for the same periods in 2004. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

Comprehensive Income (Loss)

Comprehensive income was $122.7 million for the second quarter of 2005 compared to a comprehensive loss of $41.7 million for the same period of 2004. For the six months ended June 30, 2005, comprehensive income was $96.6 million compared to comprehensive income of $52.6 million for the same period in 2004. The increase in comprehensive income for the second quarter of 2005 was primarily due to the investment portfolio producing net unrealized gains, net of taxes, of $62.7 million compared to net unrealized losses, net of taxes, of $101.1 million in the second quarter of 2004. For the six months ended June 30, 2005, comprehensive income increased primarily due to a $34.6 million increase in net income for the first six months of 2005 compared to 2004. Comprehensive income for the first six months of 2005 included a loss of $11.5 million from currency translation adjustments, net of taxes, compared to a loss of $0.7 million for the same period of 2004. The loss from currency translation adjustments, net of taxes, in 2005 reflects the reclassification of an $11.5 million realized currency gain to earnings, upon the sale of Corifrance in the first quarter of 2005. The majority of Corifrance’s net assets were denominated in euros, which have strengthened against the U.S. dollar since our acquisition of Markel International. We attempt to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition

At June 30, 2005, total invested assets increased 2% to $6.4 billion from $6.3 billion at December 31, 2004. Net unrealized gains, net of taxes, on fixed maturities and equity securities were $349.3 million at June 30, 2005 compared to $377.1 million at December 31, 2004. Equity securities were $1.4 billion, or 21% of total invested assets, at June 30, 2005 compared to $1.3 billion, or 21%, at December 31, 2004.

Net cash provided by operating activities was $252.5 million for the six months ended June 30, 2005 compared to $232.3 million for the same period in 2004. The increase was due to increased operating cash flows from our U.S. operations partially offset by decreased operating cash flows from our international operations for the six months ended June 30, 2005 compared to same period of 2004.

Net cash used by investing activities was $237.3 million for the six months ended June 30, 2005 compared to $233.7 million for the same period in 2004. Net cash used by investing activities for the six months ended June 30, 2005 included $43.2 million of net cash received in the disposition of Corifrance.

For the six months ended June 30, 2005, net cash used by financing activities was $2.4 million compared to $3.4 million for the same period of 2004. In both periods, cash was used to repurchase shares of our common stock. These repurchases were made in anticipation of the future issuance of common shares to satisfy grants of Restricted Stock Units made to directors and officers under the Markel Corporation Omnibus Incentive Plan.

During the first six months of 2005, reinsurance recoverables and loss reserves decreased from December 31, 2004. These decreases include the impact of several commutation agreements, or terminations of ceded and assumed reinsurance contracts, entered into during the second quarter of 2005. Our commutation strategy is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers. We will continue to pursue commutations when we believe they meet our objectives.

We have access to various capital sources including dividends from our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Shareholders’ equity at June 30, 2005 was $1.8 billion compared to $1.7 billion at December 31, 2004. Book value increased 6% to $177.98 per share from $168.22 per share at December 31, 2004 primarily as a result of net income for the six months ended June 30, 2005, partially offset by the decline in the market value of the investment portfolio.

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

Our market risks at June 30, 2005 have not materially changed from those identified at December 31, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO) and the Senior Vice President and Chief Financial Officer (CFO).

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

There were no changes in our internal control over financial reporting during the second quarter of 2005 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding our business, estimates and assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things:

•	our anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	we continue to closely monitor our London Insurance Market operations, reinsurance programs and exposures and discontinued lines. Adverse experience in these areas could lead to additional charges;

•	we continue to closely monitor claims processing and development patterns and loss reserve adequacy at our Investors Brokered Excess and Surplus Lines unit. Adverse experience could lead to additional charges;

•	the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	the occurrence of additional terrorist activities could have a material impact on our business and the insurance industry;

•	we are legally required to offer terrorism insurance and have attempted to manage our exposure, however, in the event of a covered terrorist attack, we could sustain material losses;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital; and

•	economic conditions, volatility in interest and foreign exchange rates and concentration of investments can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

Our premium volume and underwriting and investment results have been and will continue to be potentially materially affected by these factors. Additional factors that could affect us are discussed in our reports on Forms 8-K, 10-Q and 10-K. By making these forward-looking statements, we are not intending to become obligated to publicly update or revise any forward-looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on May 23, 2005, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year, ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005 and approved the Company’s Executive Bonus Plan. The results of the meeting were as follows:

Election of Directors	For	Withheld
Alan I. Kirshner	7,443,951	1,212,552
Anthony F. Markel	7,456,931	1,199,572
Steven A. Markel	7,383,387	1,273,116
J. Alfred Broaddus, Jr.	8,452,416	204,087
Douglas E. Eby	7,847,064	809,439
Leslie A. Grandis	6,946,300	1,710,203
Stewart M. Kasen	7,327,222	1,329,281
Jay M. Weinberg	8,413,021	243,482

Ratification of Selection of Independent Registered Public Accounting Firm:

For	Against	Abstentions and Broker Non-Votes
8,476,820	169,447	10,236

Approval of Executive Bonus Plan:

For	Against	Abstentions and Broker Non-Votes
8,416,031	165,712	74,760

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of August, 2005.

The Company

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Anthony F. Markel
Anthony F. Markel
President
(Principal Operating Officer)

By	/s/ Steven A. Markel
Steven A. Markel
Vice Chairman

By	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

By	/s/ Darrell D. Martin
Darrell D. Martin
Executive Vice President

By	/s/ Paul W. Springman
Paul W. Springman
Executive Vice President

By	/s/ Thomas S. Gayner
Thomas S. Gayner
Executive Vice President and
Chief Investment Officer

Exhibit Index

Number	Description
3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (4.2)b

4	Credit Agreement dated September 30, 2003, among Markel Corporation, the lenders named therein and SunTrust Bank, as Administrative Agent (4)c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2005 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

10.1	Executive Employment Agreement dated as of May 23, 2005 between Markel Corporation and Darrell D. Martin (10.1)d

10.2	Executive Employment Agreement dated as of May 23, 2005 between Markel Corporation and Richard R. Whitt, III (10.2)d

10.3	Markel Corporation Executive Bonus Plan, including description of 2005 bonus awards (10.3)e

10.4	Description of Non-Employee Director Compensation*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated

August 5, 2003.

c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2003.
d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K dated May 23, 2005.
e.	Incorporated by reference from Item 1.01 of the Registrant’s report on Form 8-K dated May 23, 2005 filed with the Commission and the exhibit to such report shown in parentheses.
*	Filed with this report.