Form 10-Q
period 2005-09-30
MARKEL CORP
filed 2005-11-02
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares of the registrant’s common stock outstanding at October 28, 2005: 9,798,538

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,524,755 in 2005 and $4,386,908 in 2004)	$4,566,556	$4,477,568
Equity securities (cost of $939,877 in 2005 and $849,071 in 2004)	1,385,368	1,338,526
Short-term investments (estimated fair value approximates cost)	206,322	121,714

Total Investments, Available-For-Sale	6,158,246	5,937,808

Cash and cash equivalents	377,335	378,939
Receivables	385,951	416,086
Reinsurance recoverable on unpaid losses	1,908,123	1,641,276
Reinsurance recoverable on paid losses	83,813	114,746
Deferred policy acquisition costs	215,734	204,579
Prepaid reinsurance premiums	138,335	171,955
Goodwill	339,717	339,717
Other assets	293,756	192,480

Total Assets	$9,901,010	$9,397,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$6,047,831	$5,482,367
Unearned premiums	1,019,867	1,026,296
Payables to insurance companies	160,909	89,636
Convertible notes payable (estimated fair value of $112,000 in 2005 and $124,000 in 2004)	97,859	94,817
Senior long-term debt (estimated fair value of $655,000 in 2005 and $671,000 in 2004)	608,448	610,260
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $151,000 in 2005 and $162,000 in 2004)	141,045	150,000
Other liabilities	229,734	287,707

Total Liabilities	8,305,693	7,741,083

Shareholders’ equity:
Common stock	743,272	742,288
Retained earnings	545,930	537,068
Accumulated other comprehensive income:
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $170,552 in 2005 and $203,041 in 2004	316,740	377,074
Cumulative translation adjustments, net of tax benefit of $5,720 in 2005 and tax expense of $39 in 2004	(10,625)	73

Total Shareholders’ Equity	1,595,317	1,656,503

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$9,901,010	$9,397,586

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$433,081	$521,985	$1,420,767	$1,542,803
Net investment income	61,905	51,222	179,618	147,910
Net realized investment gains (losses)	1,426	(253)	20,135	6,937

Total Operating Revenues	496,412	572,954	1,620,520	1,697,650

OPERATING EXPENSES
Losses and loss adjustment expenses	496,092	381,802	1,071,984	1,009,930
Underwriting, acquisition and insurance expenses	150,653	169,255	472,868	491,012

Total Operating Expenses	646,745	551,057	1,544,852	1,500,942

Operating Income (Loss)	(150,333)	21,897	75,668	196,708
Interest expense	16,262	14,495	48,142	40,317

Income (Loss) Before Income Taxes	(166,595)	7,402	27,526	156,391
Income tax expense (benefit)	(55,497)	(6,423)	2,739	41,253

Net Income (Loss)	$(111,098)	$13,825	$24,787	$115,138

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on securities, net of taxes:
Net holding gains (losses) arising during the period	$(31,642)	$56,133	$(47,246)	$12,805
Less reclassification adjustments for net gains (losses) included in net income (loss)	(927)	165	(13,088)	(4,509)

Net unrealized gains (losses)	(32,569)	56,298	(60,334)	8,296
Currency translation adjustments, net of taxes	849	(289)	(10,698)	(1,000)

Total Other Comprehensive Income (Loss)	(31,720)	56,009	(71,032)	7,296

Comprehensive Income (Loss)	$(142,818)	$69,834	$(46,245)	$122,434

NET INCOME (LOSS) PER SHARE
Basic	$(11.31)	$1.40	$2.52	$11.69
Diluted	$(11.31)	$1.40	$2.52	$11.44

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended September 30,
	2005	2004
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$742,288	$737,356
Restricted stock units expensed and other equity transactions	984	4,622

Balance at end of period	$743,272	$741,978

RETAINED EARNINGS
Balance at beginning of period	$537,068	$375,041
Net income	24,787	115,138
Repurchase of common stock	(15,925)	(3,385)

Balance at end of period	$545,930	$486,794

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains:
Balance at beginning of period	$377,074	$270,819
Net unrealized holding gains (losses) arising during the period, net of taxes	(60,334)	8,296

Balance at end of period	316,740	279,115
Cumulative translation adjustments:
Balance at beginning of period	73	(937)
Currency translation adjustments, net of taxes	(10,698)	(1,000)

Balance at end of period	(10,625)	(1,937)

Balance at end of period	$306,115	$277,178

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$1,595,317	$1,505,950

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$24,787	$115,138
Adjustments to reconcile net income to net cash provided by operating activities	403,951	379,669

Net Cash Provided By Operating Activities	428,738	494,807

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,403,016	2,066,299
Proceeds from maturities, calls and prepayments of fixed maturities	85,094	158,575
Cost of fixed maturities and equity securities purchased	(1,841,301)	(2,690,032)
Net change in short-term investments	(84,608)	(123,521)
Net proceeds from sale of subsidiary	43,237	—
Other	(6,625)	(5,447)

Net Cash Used By Investing Activities	(401,187)	(594,126)

FINANCING ACTIVITIES
Additions to senior long-term debt	—	196,816
Repayments and retirement of senior long-term debt	(3,603)	(110,000)
Retirement of Junior Subordinated Deferrable Interest Debentures	(9,627)	—
Repurchases of common stock	(15,925)	(3,385)

Net Cash Provided By (Used By) Financing Activities	(29,155)	83,431

Decrease in cash and cash equivalents	(1,604)	(15,888)
Cash and cash equivalents at beginning of period	378,939	372,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$377,335	$356,623

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of September 30, 2005, the related consolidated statements of operations and comprehensive income (loss) for the quarters and nine months ended September 30, 2005 and 2004, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2004 was derived from the Company’s audited annual consolidated financial statements.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income (Loss) Per Share

Net income (loss) per share was determined by dividing net income (loss) by the applicable weighted average shares outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss) as reported	$(111,098)	$13,825	$24,787	$115,138
Interest expense, net of tax, on convertible notes payable	—	409	—	1,443

Adjusted net income (loss)	$(111,098)	$14,234	$24,787	$116,581

Basic common shares outstanding	9,824	9,847	9,836	9,850
Dilutive effect of convertible notes payable	—	335	—	335
Other dilutive potential common shares	—	7	9	5

Diluted shares outstanding	9,824	10,189	9,845	10,190

Basic net income (loss) per share	$(11.31)	$1.40	$2.52	$11.69

Diluted net income (loss) per share	$(11.31)	$1.40	$2.52	$11.44

Diluted net income (loss) per share for the quarter and nine months ended September 30, 2005 does not reflect the conversion of the Company’s convertible notes payable as the effect would be antidilutive.

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

Stock-based compensation expense, net of taxes, included in net income (loss) under APB Opinion No. 25 was $0.3 million and $0.9 million, respectively, for the quarter and nine months ended September 30, 2005 and $0.2 million and $0.9 million, respectively, for the same periods in 2004. Under the fair value method principles of Statement No. 123, pro forma stock-based compensation expense, net of taxes, and pro forma net income (loss) would not have differed from reported amounts for the quarters and nine months ended September 30, 2005 and 2004.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment. This accounting standard becomes effective for the Company in the first quarter of 2006. The Company does not expect the adoption of Statement No. 123 (revised 2004) to have a material impact on its financial position, results of operations or cash flows.

4. Hurricane Losses

The Company’s results for the quarter and nine months ended September 30, 2005 reflect $253.9 million of underwriting loss related to Hurricanes Katrina and Rita (2005 Hurricanes). The underwriting loss on the 2005 Hurricanes was comprised of $199.9 million of estimated net losses and loss adjustment expenses and $54.0 million of additional reinsurance costs (ceded earned premiums).

The estimated net loss on the 2005 Hurricanes was net of estimated reinsurance recoverables of $521.8 million. Both the gross and net loss estimates on the 2005 Hurricanes represent the Company’s best estimate of losses based upon information currently available. The Company has used various loss estimation techniques to develop these estimates, including detailed policy level reviews and direct contact with insureds and brokers. While the Company believes that its reserves for the 2005 Hurricanes as of September 30, 2005 are adequate, the Company continues to closely monitor reported claims and will adjust the estimates of gross and net losses as new information becomes available.

The quarter and nine months ended September 30, 2004 included $79.8 million of underwriting loss related to Hurricanes Charley, Frances, Ivan and Jeanne (2004 Hurricanes). The underwriting loss on the 2004 Hurricanes was comprised of $77.5 million of estimated net losses and loss adjustment expenses and $2.3 million of additional reinsurance costs.

5. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Quarter Ended September 30,
(dollars in thousands)	2005		2004
	Written	Earned	Written	Earned
Direct	$578,509	$562,855	$617,669	$605,395
Assumed	33,797	28,053	22,102	38,413
Ceded	(153,305)	(157,827)	(114,366)	(121,823)

Net premiums	$459,001	$433,081	$525,405	$521,985

	Nine Months Ended September 30,
(dollars in thousands)	2005		2004
	Written	Earned	Written	Earned
Direct	$1,682,229	$1,695,215	$1,796,525	$1,811,796
Assumed	124,334	92,151	140,880	117,506
Ceded	(336,356)	(366,599)	(356,068)	(386,499)

Net premiums	$1,470,207	$1,420,767	$1,581,337	$1,542,803

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $577.8 million and $102.1 million, respectively, for the quarters ended September 30, 2005 and 2004 and $597.9 million and $246.2 million, respectively, for the nine months ended September 30, 2005 and 2004. Both periods of 2005 include $521.8 million of estimated reinsurance recoverables incurred related to Hurricanes Katrina and Rita.

6. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

On January 8, 1997, the Company arranged the sale of $150 million of Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities) issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase the Company’s 8.71% Junior Subordinated Debentures due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The 8.71% Junior Subordinated Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the 8.71% Junior Subordinated Debentures for up to five years. The 8.71% Capital Securities and related 8.71% Junior Subordinated Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company’s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. No other subsidiary of the Company guarantees the 8.71% Junior Subordinated Debentures or the 8.71% Capital Securities. In the event of default under the Indenture, the Trust may not make distributions on, or repurchases of, the Trust’s common securities. During a period in which the Company elects to defer interest payments or in the event of default under the Indenture, the Company may not make distributions on, or repurchases of, the Company’s capital stock or debt securities ranking equal or junior to the 8.71% Junior Subordinated Debentures. The Company repurchased $9.0 million of its 8.71% Junior Subordinated Debentures in the third quarter of 2005.

7. Convertible Notes Payable

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

Each LYON is convertible into 1.1629 shares of common stock upon the occurrence of certain events. Effective April 1, 2005, each LYON became convertible because the closing price of the Company’s common shares exceeded the conversion trigger price of $336.49 for at least 20 of the last 30 consecutive trading days in the quarter ended March 31, 2005. No LYONs have been converted as of September 30, 2005; however, holders may convert LYONs at any time through June 4, 2031. Approximately 335,000 shares would be issued if all of the LYONs were to be converted.

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

8. Revolving Credit Facility

On August 25, 2005, the Company entered into a revolving credit facility which provides $375 million of capacity for working capital and other general corporate purposes. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.15% at September 30, 2005) on the unused portion of the facility based on the Company’s debt to equity leverage ratio as calculated under the agreement. At September 30, 2005, the Company had no short-term borrowings outstanding related to this facility. The facility replaced the Company’s previous $220 million revolving credit facility and expires in December 2010.

9. Income Taxes

During the quarter ended September 30, 2005, the Company’s 2001 federal income tax year closed and management determined that tax liabilities were $2.5 million less than previously estimated. This reduction in estimated tax liabilities was recognized as a tax benefit during the third quarter of 2005. Before considering this benefit, the estimated annual effective tax rate was 19% for the nine months ended September 30, 2005. The estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

In August 2005, the Internal Revenue Service initiated an examination of the Company’s 2003 federal income tax return. This examination is ongoing and is not expected to be completed prior to December 31, 2005. The Company believes its income tax liabilities are adequate as of September 30, 2005; however, these liabilities could be adjusted as a result of this examination.

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

	Quarter Ended September 30, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$365,801	$94,572	$151,705	$—	$228	$612,306
Net written premiums	279,793	86,485	92,545	—	178	459,001

Earned premiums	$268,375	$72,694	$91,834	$—	$178	$433,081
Losses and loss adjustment expenses	291,207	45,823	134,834	—	24,228	496,092
Underwriting, acquisition and insurance expenses	92,007	21,032	36,924	—	690	150,653

Underwriting profit (loss)	(114,839)	5,839	(79,924)	—	(24,740)	(213,664)

Net investment income	—	—	—	61,905	—	61,905
Net realized investment gains	—	—	—	1,426	—	1,426

Segment profit (loss)	$(114,839)	$5,839	$(79,924)	$63,331	$(24,740)	$(150,333)

Interest expense						16,262

Loss before income taxes						$(166,595)

U.S. GAAP combined ratio(1)	143%	92%	187%	—	NM (2)	149%

	Quarter Ended September 30, 2004
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$374,137	$89,953	$170,467	$—	$5,214	$639,771
Net written premiums	292,134	85,312	142,906	—	5,053	525,405

Earned premiums	$290,842	$68,632	$152,145	$—	$10,366	$521,985
Losses and loss adjustment expenses	180,972	41,865	148,304	—	10,661	381,802
Underwriting, acquisition and insurance expenses	84,839	18,855	61,849	—	3,712	169,255

Underwriting profit (loss)	25,031	7,912	(58,008)	—	(4,007)	(29,072)

Net investment income	—	—	—	51,222	—	51,222
Net realized investment losses	—	—	—	(253)	—	(253)

Segment profit (loss)	$25,031	$7,912	$(58,008)	$50,969	$(4,007)	$21,897

Interest expense						14,495

Income before income taxes						$7,402

U.S. GAAP combined ratio(1)	91%	89%	138%	—	NM (2)	106%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,052,108	$249,973	$502,556	$—	$1,926	$1,806,563
Net written premiums	843,668	233,436	391,898	—	1,205	1,470,207

Earned premiums	$837,007	$213,588	$368,967	$—	$1,205	$1,420,767
Losses and loss adjustment expenses	601,886	120,984	316,721	—	32,393	1,071,984
Underwriting, acquisition and insurance expenses	267,208	67,899	140,953	—	(3,192)	472,868

Underwriting profit (loss)	(32,087)	24,705	(88,707)	—	(27,996)	(124,085)

Net investment income	—	—	—	179,618	—	179,618
Net realized investment gains	—	—	—	20,135	—	20,135

Segment profit (loss)	$(32,087)	$24,705	$(88,707)	$199,753	$(27,996)	$75,668

Interest expense						48,142

Income before income taxes						$27,526

U.S. GAAP combined ratio(1)	104%	88%	124%	—	NM (2)	109%

	Nine Months Ended September 30, 2004
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,114,808	$235,728	$548,139	$—	$38,730	$1,937,405
Net written premiums	870,499	222,527	457,018	—	31,293	1,581,337

Earned premiums	$857,512	$196,373	$465,517	$—	$23,401	$1,542,803
Losses and loss adjustment expenses	489,152	114,193	383,417	—	23,168	1,009,930
Underwriting, acquisition and insurance expenses	249,402	59,579	171,243	—	10,788	491,012

Underwriting profit (loss)	118,958	22,601	(89,143)	—	(10,555)	41,861

Net investment income	—	—	—	147,910	—	147,910
Net realized investment gains	—	—	—	6,937	—	6,937

Segment profit (loss)	$118,958	$22,601	$(89,143)	$154,847	$(10,555)	$196,708

Interest expense						40,317

Income before income taxes						$156,391

U.S. GAAP combined ratio(1)	86%	88%	119%	—	NM (2)	97%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated financial statements.

(dollars in thousands)	September 30, 2005	December 31, 2004
Segment Assets
Investing	$6,535,581	$6,316,747
Other	3,365,429	3,080,839

Total Assets	$9,901,010	$9,397,586

11. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of net holding gains (losses) on securities arising during the period less reclassification adjustments for net gains (losses) included in net income (loss). Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $(17.0) million and $(25.4) million, respectively, for the quarter and nine months ended September 30, 2005 and $30.2 million and $6.9 million, respectively, for the same periods in 2004. The related tax expense (benefit) on the reclassification adjustments for net gains (losses) included in net income (loss) was $0.5 million and $7.0 million, respectively, for the quarter and nine months ended September 30, 2005 and $(0.1) million and $2.4 million, respectively, for the same periods in 2004. The related tax expense (benefit) on foreign currency translation adjustments was $0.5 million and $(5.8) million, respectively, for the quarter and nine months ended September 30, 2005 and $(0.2) million and $(0.5) million, respectively, for the same periods in 2004.

12. Contingencies

Contingencies arise in the normal conduct of the Company’s operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

In late October 2005, the Company received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission (the SEC) which is conducting an inquiry into certain loss mitigation insurance products. The subpoena seeks documents concerning transactions by the Company in the securities of Fairfax Financial Holdings Limited (Fairfax) and “Non-Traditional Product” transactions between the Company and Fairfax. The Company has not historically purchased or sold finite reinsurance products or used other structures which would have the effect of discounting loss reserves. The Company is fully cooperating with the SEC request and does not believe it has any transactions with Fairfax meeting the SEC’s definition of “Non-Traditional Products.”

13. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $2.5 million and $7.2 million, respectively, for the quarter and nine months ended September 30, 2005 and $2.2 million and $6.5 million, respectively, for the same periods in 2004.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, the Company’s defined benefit plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2005	2004	2005	2004
Service cost	$500	$523	$1,550	$1,589
Interest cost	944	884	2,923	2,681
Expected return on plan assets	(1,259)	(1,140)	(3,901)	(3,460)
Amortization of unrecognized loss	435	477	1,348	1,446

Net periodic benefit cost	$620	$744	$1,920	$2,256

The Company contributed $1.0 million to the Terra Nova Pension Plan during the nine months ended September 30, 2005. The Company expects plan contributions to total $1.3 million in 2005.

14. Sale of Subsidiary

On January 11, 2005, the Company sold its wholly-owned reinsurance subsidiary, Corifrance, to a subsidiary of Fairfax Financial Holdings Limited (the buyer) for approximately $57 million. Under the terms of the sales agreement, the Company agreed to indemnify the buyer through December 31, 2007 for any adverse development of loss reserves up to the purchase price. Corifrance was considered by the Company to be a non-strategic subsidiary, and its results have been included in the Other segment since the acquisition of Markel International. The gain on the sale of Corifrance was $5.5 million and was included in underwriting, acquisition and insurance expenses in the Other segment. Included in the gain was the realization of the cumulative foreign currency translation adjustment on Corifrance. The gain was partially offset by the establishment of a contingent obligation to indemnify the buyer if loss reserves prove to be deficient.

15. Subsequent Event

On October 27, 2005, the Company announced that it has agreed to make a minority investment in common and preferred equity of First Market Bank. The transaction is contingent upon customary closing conditions, including regulatory approvals, and is expected to close in the first quarter of 2006.

In connection with its proposed investment, the Company will file an application with the Office of Thrift Supervision (OTS) to become a thrift holding company under the Home Owners Loan Act. As a thrift holding company, the Company would be subject to regulatory oversight by the OTS and to acquisition of control regulations similar to those applicable to insurance holding companies.

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

Our Excess and Surplus Lines segment writes property and casualty insurance outside of the standard market for hard-to-place risks including catastrophe exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures.

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

Lines of business that have been discontinued in conjunction with an acquisition and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting. For the quarter and nine months ended September 30, 2005, the Other segment primarily included development on asbestos and environmental loss reserves and the underwriting results from discontinued Markel International programs. In prior periods, the Other segment primarily included the results from discontinued Markel International programs and Corifrance, a wholly-owned reinsurance subsidiary, which we sold on January 11, 2005. See note 14 of the notes to consolidated financial statements for a discussion of the sale of Corifrance.

Key Performance Indicators

We measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. We recognize that it is difficult to grow book value consistently each year, so we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We measure underwriting results by our underwriting profit or loss and combined ratio. These measures are discussed in greater detail under “Results of Operations.”

Results of Operations

The following table compares the components of net income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2005	2004	2005	2004
Underwriting profit (loss)	$(213,664)	$(29,072)	$(124,085)	$41,861
Net investment income	61,905	51,222	179,618	147,910
Net realized investment gains (losses)	1,426	(253)	20,135	6,937
Interest expense	(16,262)	(14,495)	(48,142)	(40,317)
Income tax benefit (expense)	55,497	6,423	(2,739)	(41,253)

Net income (loss)	$(111,098)	$13,825	$24,787	$115,138

The results for the both the quarter and nine months ended September 30, 2005 decreased compared to the same periods of 2004 primarily due to higher hurricane losses in 2005 than in 2004. The impact of higher hurricane losses was partially offset by favorable underwriting performance before hurricane losses, stronger investment results and a lower effective tax rate. Each of the components of net income (loss) are discussed in further detail under “Underwriting Results,” “Investment Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2005	2004	2005	2004
Gross premium volume	$612,306	$639,771	$1,806,563	$1,937,405
Net written premiums	$459,001	$525,405	$1,470,207	$1,581,337
Net retention	75%	82%	81%	82%
Earned premiums	$433,081	$521,985	$1,420,767	$1,542,803
Losses and loss adjustment expenses	$496,092	$381,802	$1,071,984	$1,009,930
Underwriting, acquisition and insurance expenses	$150,653	$169,255	$472,868	$491,012
Underwriting profit (loss)	$(213,664)	$(29,072)	$(124,085)	$41,861

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	143%	91%	104%	86%
Specialty Admitted	92%	89%	88%	88%
London Insurance Market	187%	138%	124%	119%
Other	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	149%	106%	109%	97%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful. Further discussion of Other underwriting loss follows.

Both periods of 2005 included $253.9 million of underwriting loss related to Hurricanes Katrina and Rita (2005 Hurricanes) compared to $79.8 million of underwriting loss related to Hurricanes Charley, Frances, Ivan and Jeanne (2004 Hurricanes) for both periods of 2004. The underwriting loss on the 2005 Hurricanes was comprised of $199.9 million of estimated net losses and $54.0 million of additional reinsurance costs. The underwriting loss on the 2004 Hurricanes was comprised of $77.5 million of estimated net losses and $2.3 million of additional reinsurance costs.

The estimated net loss on the 2005 Hurricanes was net of estimated reinsurance recoverables of $521.8 million. Both the gross and net loss estimates on the 2005 Hurricanes represent our best estimate of losses based upon information currently available. We have used various loss estimation techniques to develop these estimates, including detailed policy level reviews and direct contact with insureds and brokers. However, reported losses and information on potential losses have come in slowly given the magnitude of loss to the insurance industry and the geographic dispersion of insured accounts. Additionally, third party catastrophe modeling software typically used to help estimate expected losses predicted significantly lower losses for these events than the ultimate losses we currently estimate. Due to these factors, we believe our gross and net loss estimates on the 2005 Hurricanes have a high degree of volatility. While we believe our reserves for the 2005 Hurricanes as of

September 30, 2005 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

Our estimated gross losses on Hurricane Katrina exceeded the coverage provided by our various reinsurance programs for this event. Any deterioration or improvement related to Hurricane Katrina losses will, therefore, increase or decrease our net losses by approximately the same amount. In addition, we have provided for one reinstatement of coverage in accordance with the terms of the reinsurance contracts. Estimated gross losses from Hurricane Rita have utilized a portion of the reinstated policy limits. We have analyzed our potential catastrophe exposures and have decided not to purchase additional reinsurance coverage at this time.

Subsequent to the end of the third quarter of 2005, coastal Mexico and parts of Florida sustained losses from Hurricane Wilma. We have exposure to this event but do not have sufficient information at this time to make an estimate of our losses.

The level of hurricane activity and insured losses in 2005 and 2004 were significantly more than we expected. We are reviewing and analyzing the modeling tools and the underwriting guidelines and procedures we use to underwrite catastrophe exposed business. It is likely that we will supplement the catastrophe models currently used with additional tools. It is also possible that we will institute stricter underwriting guidelines, change our use of reinsurance, offer lower policy limits and raise pricing for catastrophe exposed business. These actions may end up reducing, possibly significantly, our writings in certain classes of catastrophe exposed business. Prior to completion of these actions, we are exposed to greater catastrophe risks than previously expected.

The combined ratio for the quarter ended September 30, 2005 was 149% (including 57% for the net underwriting loss on the 2005 Hurricanes) compared to 106% (including 16% for the net underwriting loss on the 2004 Hurricanes) for the same period of 2004. The combined ratio for the nine months ended September 30, 2005 was 109% (including 18% for the net underwriting loss on the 2005 Hurricanes) compared to 97% (including 5% for the net underwriting loss on the 2004 Hurricanes) for the same period of 2004. In addition to the impact of the higher hurricane losses, both periods of 2005 included loss reserve development on asbestos and environmental exposures and related reinsurance bad debt of $31.3 million. Improved underwriting performance on other lines of business in the London Insurance Market and Other segments in 2005 compared to 2004 partially offset the 2005 hurricane and asbestos and environmental losses.

The Excess and Surplus Lines segment’s combined ratio for the quarter ended September 30, 2005 was 143% (including 60% for the net underwriting loss on the 2005 Hurricanes) compared to 91% (including 8% for the net underwriting loss on the 2004 Hurricanes) for the same period of 2004. The Excess and Surplus Lines segment’s combined ratio for the nine months ended September 30, 2005 was 104% (including 19% for the net underwriting loss on the 2005 Hurricanes) compared to 86% (including 3% for the net underwriting loss on the 2004 Hurricanes) for the same period of 2004. The combined ratio for the nine months ended September 30, 2005 also included higher development on prior years’ loss reserves and provisions for reinsurance bad debt at the Investors Brokered Excess and Surplus Lines unit, partially offset by more favorable development of prior years’ loss reserves at other operating units in this segment during 2005 compared to the same period of 2004.

The Specialty Admitted segment’s combined ratio for the quarter ended September 30, 2005 was 92% (including 17% for the net underwriting loss on the 2005 Hurricanes) compared to 89% (including 13% for the net underwriting loss on the 2004 Hurricanes) for the same period of 2004. The increase in the combined ratio for the quarter was primarily due to higher hurricane losses in 2005 than in 2004. The Specialty Admitted segment’s combined ratio was 88% (including 5% for the net underwriting loss on the 2005 Hurricanes) for the nine months ended September 30, 2005 compared to 88% (including 4% for the net underwriting loss on the 2004 Hurricanes) for the same period of 2004. For the nine-month period of 2005, increased hurricane losses were offset by more favorable development of prior years’ loss reserves compared to the same period of 2004.

The 2005 favorable development of prior years’ loss reserves experienced within the Excess and Surplus Lines and Specialty Admitted segments, most notably at the Shand Professional/Products Liability unit, is the result of the continuation of positive trends on the 2002 and 2003 accident years and the emergence of similar positive trends on the 2004 accident year. These positive trends were the result of the more favorable rates and terms experienced in those years.

The London Insurance Market segment’s combined ratio for the quarter ended September 30, 2005 was 187% (including 83% for the net underwriting loss on the 2005 Hurricanes) compared to 138% (including 29% for the net underwriting loss on the 2004 Hurricanes) for the same period of 2004. The London Insurance Market segment’s combined ratio for the nine months ended September 30, 2005 was 124% (including 21% for the net underwriting loss on the 2005 Hurricanes) compared to 119% (including 9% for the net underwriting loss on the 2004 Hurricanes) for the same period of 2004. The impact of increased hurricane losses for the nine months ended September 30, 2005 was partially offset by less development on prior years’ loss reserves compared to the same period of 2004. The London Insurance Market segment’s underwriting results for the nine months ended September 30, 2004 included a $30.0 million increase in prior years’ loss reserves.

The Other segment produced an underwriting loss of $24.7 million and $28.0 million, respectively, for the quarter and nine months ended September 30, 2005 compared to an underwriting loss of $4.0 million and $10.6 million, respectively, for the same periods in 2004. The underwriting loss for both the quarter and nine months ended September 30, 2005 was primarily due to $31.3 million of loss reserve development on asbestos and environmental exposures and related reinsurance bad debt partially offset by favorable development of loss reserves in other discontinued lines of business. The increase in asbestos and environmental reserves was a result of the completion of our annual review of these exposures during the third quarter of 2005. During this review, we noted an increase in the severity of losses on reported claims which caused us to increase our estimate of ultimate loss reserves for asbestos and environmental exposures. We have established asbestos and environmental reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years. We seek to establish appropriate levels of reserves for asbestos and environmental exposures; however, these reserves could be subject to increases in the future. The increase in the allowance for potentially uncollectible reinsurance was required to provide for potential collection disputes with reinsurers and to increase reserves for financially weak or insolvent reinsurers. No adjustments to loss reserves were made as a result of our third quarter 2004 review of asbestos and environmental exposures.

Premiums and Net Retentions

The following tables compare gross premium volume, net written premiums and earned premiums by underwriting segment.

Gross Premium Volume

Quarter Ended September 30,			Nine Months Ended September 30,
2005	2004	(dollars in thousands)	2005	2004
$365,801	$374,137	Excess and Surplus Lines	$1,052,108	$1,114,808
94,572	89,953	Specialty Admitted	249,973	235,728
151,705	170,467	London Insurance Market	502,556	548,139
228	5,214	Other	1,926	38,730

$612,306	$639,771	Total	$1,806,563	$1,937,405

Gross premium volume for the quarter and nine months ended September 30, 2005 declined 4% and 7%, respectively, compared to the same periods in 2004. The decline in both periods of 2005 was primarily due to lower premium writings at the Investors Brokered Excess and Surplus Lines unit as a result of the re-underwriting and exiting of certain books of business and increased competition across all segments. Gross premium volume for the nine months ended September 30, 2005 also declined due to the sale of Corifrance in early 2005.

During the first nine months of 2005, we experienced increased competition. This competition resulted in modest rate increases in some lines of business and declines in other lines compared to the same period of the prior year. New and renewal business has also declined as a result of our continuing commitment to adequate pricing.

We will continue to monitor market conditions on all of our product lines and, when we believe the prevailing market rates will not support our underwriting profit targets, the business will not be written. We continue to focus on new product development, enhancing producer relationships and achieving our ultimate goal of underwriting profitability.

Net Written Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2005	2004	(dollars in thousands)	2005	2004
$279,793	$292,134	Excess and Surplus Lines	$843,668	$870,499
86,485	85,312	Specialty Admitted	233,436	222,527
92,545	142,906	London Insurance Market	391,898	457,018
178	5,053	Other	1,205	31,293

$459,001	$525,405	Total	$1,470,207	$1,581,337

Net retention of gross premium volume was 75% and 81%, respectively, for the quarter and nine months ended September 30, 2005 compared to 82% for both periods of 2004. Net written premiums for both periods of 2005 were reduced by $54.0 million of additional reinsurance costs resulting from the 2005 Hurricanes. As a result of these additional reinsurance costs, our net retention of gross premium volume was reduced by 9% and 3%, respectively, for the quarter and nine months ended September 30, 2005. Net written premiums for both periods of 2004 were reduced by $2.3 million as a result of additional reinsurance costs resulting from the 2004 Hurricanes; however, these costs did not materially impact our 2004 retentions.

Before considering the additional reinsurance costs for the 2005 Hurricanes, net retention of gross premium volume for both the quarter and nine months ended September 30, 2005 increased compared to the same periods of 2004 consistent with our strategy to retain more of our profitable business. The quarter and nine month increases were primarily due to purchasing less reinsurance in the Excess and Surplus Lines segment during 2005 compared to 2004 and to changes in the mix of premium writings.

Earned Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2005	2004	(dollars in thousands)	2005	2004
$268,375	$290,842	Excess and Surplus Lines	$837,007	$857,512
72,694	68,632	Specialty Admitted	213,588	196,373
91,834	152,145	London Insurance Market	368,967	465,517
178	10,366	Other	1,205	23,401

$433,081	$521,985	Total	$1,420,767	$1,542,803

Earned premiums for the quarter and nine months ended September 30, 2005 decreased 17% and 8%, respectively, compared to the same periods in 2004. Earned premiums for both periods of 2005 were reduced by $54.0 million of additional reinsurance costs resulting from the 2005 Hurricanes. Earned premiums for both periods of 2004 were reduced by $2.3 million as a result of additional reinsurance costs resulting from the 2004 Hurricanes. In addition to the impact related to additional reinsurance costs, the decrease in both periods of 2005 resulted from lower gross premium volume partially offset by higher retentions compared to 2004.

Investment Results

Third quarter 2005 net investment income was $61.9 million compared to $51.2 million in the third quarter of 2004. Net investment income for the nine months ended September 30, 2005 was $179.6 million compared to $147.9 million for the same period of 2004. The increase in both periods of 2005 was due to higher invested assets and higher investment yields compared to the same periods of 2004.

In the third quarter of 2005, net realized investment gains were $1.4 million compared to net realized investment losses of $0.3 million in the third quarter of 2004. For the nine months ended September 30, 2005, net realized investment gains were $20.1 million compared to $6.9 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

At September 30, 2005, we held securities with gross unrealized losses of $45.0 million, less than 1% of total invested assets. All of these securities were reviewed and management believes there were no indications of other-than-temporary impairment at September 30, 2005.

Other Expenses

Interest expense for the quarter ended September 30, 2005 increased 12% to $16.3 million from $14.5 million in 2004. Interest expense for the nine months ended September 30, 2005 increased 19% to $48.1 million from $40.3 million for the same period of 2004. The increase in both periods was primarily due to the August 2004 issuance of $200 million of 7.35% unsecured senior notes.

During the quarter ended September 30, 2005, our 2001 federal income tax year closed and management determined that tax liabilities were $2.5 million less than previously estimated. This reduction in estimated tax liabilities was recognized as a tax benefit during the third quarter of 2005. Before considering this benefit, the estimated annual effective tax rate was 19% for the nine months ended September 30, 2005.

During the quarter ended September 30, 2004, our 2000 federal income tax year closed. As a result, management determined that tax liabilities were $22.5 million less than previously estimated. This reduction in estimated tax liabilities resulted in the recognition of a tax benefit of $4.1 million, the reduction of goodwill related to the Markel International acquisition by $14.7 million and an increase in additional paid-in capital related to closed stock option plans of $3.7 million. Before considering this benefit, the estimated annual effective tax rate was 29% for the nine months ended September 30, 2004. For all periods presented, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

Comprehensive Income (Loss)

Comprehensive loss was $142.8 million for the third quarter of 2005 compared to comprehensive income of $69.8 million for the same period of 2004. For the nine months ended September 30, 2005, comprehensive loss was $46.2 million compared to comprehensive income of $122.4 million for the same period in 2004. The comprehensive loss for both periods of 2005 was primarily due to net underwriting losses from the 2005 Hurricanes. Comprehensive loss for the nine months ended September 30, 2005 included a loss of $10.7 million from currency translation adjustments, net of taxes, compared to a loss of $1.0 million for the same period of 2004. The loss from currency translation adjustments, net of taxes, in 2005 reflects the reclassification of an $11.5 million realized currency gain to earnings upon the sale of Corifrance in the first quarter of 2005. The majority of Corifrance’s net assets were denominated in euros, which strengthened against the U.S. dollar from the time of our acquisition of Markel International to the date Corifrance was sold. We attempt to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition

At September 30, 2005, total invested assets increased 3% to $6.5 billion from $6.3 billion at December 31, 2004. Net unrealized gains, net of taxes, on fixed maturities and equity securities were $316.7 million at September 30, 2005 compared to $377.1 million at December 31, 2004. Equity securities were $1.4 billion, or 21% of total invested assets, at September 30, 2005 compared to $1.3 billion, or 21%, at December 31, 2004.

Net cash provided by operating activities was $428.7 million for the nine months ended September 30, 2005 compared to $494.8 million for the same period in 2004. The decrease was due to lower operating cash flows from both our U.S. and international operations for the nine months ended September 30, 2005 compared to the same period of 2004. Lower operating cash flows were primarily due to higher commutation and estimated tax payments in 2005 than in 2004.

Net cash used by investing activities was $401.2 million for the nine months ended September 30, 2005 compared to $594.1 million for the same period in 2004. Net cash used by investing activities for the nine months ended September 30, 2005 included $43.2 million of net cash received in the disposition of Corifrance.

For the nine months ended September 30, 2005, net cash used by financing activities was $29.2 million compared to cash provided by financing activities of $83.4 million for the same period of 2004. During 2005,

$15.9 million of cash was used to repurchase shares of our common stock and $13.2 million of cash was used to retire a portion of both our outstanding senior long-term debt and our Junior Subordinated Deferrable Interest Debentures. The net cash provided by financing activities during the nine months ended September 30, 2004 was primarily due to a debt issuance during the third quarter of 2004.

During the first nine months of 2005, reinsurance recoverables increased $235.9 million from December 31, 2004. The increase is primarily the result of $521.8 million of estimated reinsurance recoverables on the 2005 Hurricanes partially offset by other decreases in 2005 including the impact of several commutation agreements, or terminations of ceded and assumed reinsurance contracts. Our commutation strategy is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers. We will continue to pursue commutations when we believe they meet our objectives.

Unpaid losses and loss adjustment expenses as of September 30, 2005 have increased $565.5 million from December 31, 2004. The increase is primarily the result of $721.7 million of estimated gross losses on the 2005 Hurricanes partially offset by lower current year loss reserves and more favorable development of prior year loss reserves. In 2006, as a result of our payment of gross losses on the 2005 Hurricanes, and depending on the timing of our collection of the related reinsurance recoverables, operating cash flows may be lower than comparable periods of 2005.

During the third quarter of 2005, we replaced our existing $220 million revolving credit facility with a $375 million revolving credit facility. The new facility was obtained with more favorable terms and conditions and provides capacity for working capital and other general corporate purposes.

We expect to make capital contributions to one of our insurance subsidiaries before the end of 2005 after reviewing 2006 business plans and after actual hurricane losses are more certain. We have access to various capital sources including dividends from insurance subsidiaries not significantly impacted by the 2005 Hurricanes, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Shareholders’ equity at September 30, 2005 was $1.6 billion compared to $1.7 billion at December 31, 2004. Book value decreased 3% to $162.82 per share from $168.22 per share at December 31, 2004 primarily due to the decline in the market value of the investment portfolio during the nine months ended September 30, 2005.

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

Our market risks at September 30, 2005 have not materially changed from those identified at December 31, 2004.

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

During the third quarter of 2005, we implemented a new general ledger accounting software package for two London based subsidiaries, Markel International Insurance Company Limited and Markel Capital Limited. The software package is the same package that was implemented in the U.S. during the third quarter of 2003 but includes additional functionality to provide for foreign currency transactions. While we do not believe that our previous general ledger systems had any significant deficiencies or material weaknesses, the new system now provides a common platform for both our U.S. and U.K. operations. There were no other changes in our internal control over financial reporting during the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding our business, estimates and assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things:

•	our anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	we continue to closely monitor our London Insurance Market operations, reinsurance programs and exposures and discontinued lines. Adverse experience in these areas could lead to additional charges;

•	we continue to closely monitor claims processing and development patterns and loss reserve adequacy at our Investors Brokered Excess and Surplus Lines unit. Adverse experience could lead to additional charges;

•	we are performing an analysis of the modeling tools and underwriting guidelines and procedures we use to underwrite catastrophe exposed business; the results of this analysis may reduce, possibly significantly, our writings in certain classes of our catastrophe exposed business;

•	gross and net loss estimates related to the 2005 Hurricanes are based upon preliminary and incomplete information related to covered exposures and assumptions about how coverage applies. As actual losses are reported and as specific reinsurers are associated with those losses, both gross and net losses for the 2005 Hurricanes may change significantly;

•	the costs and availability of reinsurance may impact our ability to write certain lines of business;

•	our ultimate loss exposure to the events of September 11, 2001 will depend on the resolution of legal disputes regarding the number of events which occurred and how and to whom coverage applies;

•	the occurrence of terrorist activities could have a material impact on our business and the insurance industry;

•	we are legally required in certain instances to offer terrorism insurance and have attempted to manage our exposure; however, in the event of a covered terrorist attack, we could sustain material losses;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital; and

•	economic conditions, volatility in interest and foreign exchange rates and concentration of investments can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended September 30, 2005.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs (in thousands)
July 1, 2005 through July 31, 2005	—	—	—	—
August 1, 2005 through August 31, 2005	37,100	$317.49	14,100	$195,443
September 1, 2005 through September 30, 2005	5,300	$324.32	5,300	$193,724

Total	42,400	$318.34	19,400	$193,724

[1]	We repurchased an aggregate of 19,400 shares of our common stock pursuant to the share repurchase program that we publicly announced on August 22, 2005 (the Program) and an aggregate of 23,000 shares of our common stock in open-market transactions prior to the adoption of the Program.

[2]	The Board of Directors approved the repurchase of up to $200 million of our common stock pursuant to the Program. Under the Program, we may repurchase outstanding shares of our common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time.

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of November, 2005.

The Company

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chairman and Chief Executive Officer (Principal Executive Officer)

By	/s/ Anthony F. Markel
Anthony F. Markel
President and Chief Operating Officer (Principal Operating Officer)

By	/s/ Steven A. Markel
Steven A. Markel
Vice Chairman

By	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Darrell D. Martin
Darrell D. Martin
Executive Vice President

By	/s/ Paul W. Springman
Paul W. Springman
Executive Vice President

By	/s/ Thomas S. Gayner
Thomas S. Gayner
Executive Vice President and Chief Investment Officer

Exhibit Index

Number	Description

3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (4.2)b

4	Form of Credit Agreement dated August 25, 2005, among Markel Corporation, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent and Swingline Lender, Wachovia Bank, N.A., as Syndication Agent, and Barclays Bank PLC and HSBC Bank USA, N.A., as Co-Documentation Agents*

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2005 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated August 5, 2003.

*	Filed with this report.