Form 10-K
period 2005-12-31
MARKEL CORP
filed 2006-03-03
CIK 1096343

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

Commission File Number 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

A Virginia Corporation

IRS Employer Identification No. 54-1959284

4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (804) 747-0136

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value, New York Stock Exchange

(title of class and name of the exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒                 Accelerated filer ☐                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates as of June 30, 2005 was approximately $2,969,384,733.

The number of shares of the registrant’s Common Stock outstanding at February 24, 2006: 9,669,338.

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 22, 2006, referred to in Part III.

Index and Cross References-Form 10-K

Annual Report

Item No.		Page
Part I

1.	Business	12-31, 109-110

1A.	Risk Factors	30

1B.	Unresolved Staff Comments	NONE

2.	Properties (note 5)	47-48

3.	Legal Proceedings (note 15)	63

4.	Submission of Matters to a Vote of Security Holders	NONE

	Executive Officers of the Registrant	111

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	78, 109

6.	Selected Financial Data	32-33

7.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	79-108

7A.	Quantitative and Qualitative Disclosures About Market Risk	103-106

8.	Financial Statements and Supplementary Data

The response to this item is submitted in Item 15 and on page 78.

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	NONE

9A.	Controls and Procedures	75-77, 107

9B.	Other Information	NONE

Part III

10.	Directors and Executive Officers of the Registrant*	111

	Code of Conduct	110

11.	Executive Compensation*

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

13.	Certain Relationships and Related Transactions*

14.	Principal Accounting Fees and Services*

*  Portions of Item Number 10 and Items Number 11, 12, 13 and 14 will be incorporated by reference from the Registrant’s 2006 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV

15.	Exhibits, Financial Statement Schedules

a. Documents filed as part of this Form 10-K

	(1) Financial Statements Consolidated Balance Sheets at December 31, 2005 and 2004	34

	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	35

	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	36

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	37

	Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003	38-73

	Reports of Independent Registered Public Accounting Firm	74-76

(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements and Notes thereto.

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

Specialty Insurance

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for hard-to-place risks that do not fit the underwriting criteria of standard carriers. For example, United States insurance regulations generally require an Excess and Surplus Lines (E&S) account to be declined by three admitted carriers before an E&S company may write the business. Hard-to-place risks written in the Specialty Admitted market cover insureds engaged in similar, but highly specialized activities, who require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. Hard-to-place risks in the London market are generally distinguishable from standard risks due to the complexity or significant size of the risk.

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

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings. Examples of niche markets that we have targeted include: wind and earthquake exposed commercial properties, liability coverage for highly specialized professionals, horse mortality and other horse-related risks, yachts and other watercraft, high-value motorcycles and marine and energy related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the loss exposure, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

Markets

Our eight underwriting units are focused on three specialty market segments. We have five underwriting units that compete in the E&S market, two that compete in the Specialty Admitted market and one that competes in the London market. During 2005, we announced the formation of a new underwriting unit, Markel Global Marine & Energy, which will specialize in marine and energy coverages worldwide. We anticipate that Markel Global Marine & Energy will begin writing business in 2006.

The E&S market focuses on hard-to-place risks and loss exposures that admitted insurers specifically refuse to write. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. In 2004, the E&S market represented approximately $33 billion, or 7%, of the $477 billion United States property and casualty (P&C) industry. (1)

We are the fourth largest domestic E&S writer in the United States as measured by direct premium writings.(1) Our five underwriting units that write in the E&S market are: Essex Excess and Surplus Lines, Shand Professional/Products Liability, Investors Brokered Excess and Surplus Lines, Markel Southwest Underwriters and Markel Re. In 2005, we wrote $1.4 billion of business in our Excess and Surplus Lines segment.

We also write business in the Specialty Admitted market. Most of these risks, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. We estimate that the Specialty Admitted market is comparable in size to the E&S market. The Specialty Admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans.

Our two underwriting units that write in the Specialty Admitted market are: Markel Specialty Program Insurance and Markel American Specialty Personal and Commercial Lines. In 2005, we wrote $319 million of business in our Specialty Admitted segment.

The London market, which produced approximately $39 billion of gross written premium in 2004, is the largest insurance market in Europe and third largest in the world.(2) The London market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London market is also largely a subscription market, which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd’s syndicate, often due to the high limits of insurance coverage required. We write business on both a direct and subscription basis in the London market. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

Gross premium written through Lloyd’s syndicates represented approximately one-half of the London market’s international insurance business(2), making Lloyd’s the world’s second largest commercial surplus lines insurer and sixth largest reinsurer.(3) Corporate capital providers often provide a majority of a syndicate’s capacity and also often own or control the syndicate’s managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2005, corporate capital providers accounted for approximately 89% of total underwriting capacity in Lloyd’s.(4)

We participate in the London market through Markel International, which includes Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for our syndicate at Lloyd’s, Markel Syndicate 3000, which is managed by Markel Syndicate Management Limited. In 2005, we wrote $641 million of business in our London Insurance Market segment.

(1) Excess & Surplus 2005, A.M. Best Special Report (September 2005).

(2) International Financial Markets in the UK, International Financial Services of London (November 2005).

(3) Lloyd’s Review 2005, Lloyd’s.

(4) Lloyd’s, A.M. Best Special Report (September 2005).

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

In 2005, 21% of consolidated premium writings were foreign risks (i.e., coverage for risks located outside of the United States), of which 42% related to the United Kingdom. In 2004, 24% of our premium writings were foreign risks, of which 40% related to the United Kingdom. In 2003, 25% of our premium writings were foreign risks, of which 40% related to the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on our expertise. This expertise is our principal means of competing. We offer over 90 major product lines. Each of these products has its own distinct competitive environment. With each of our products, we seek to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

Few barriers exist to prevent insurers from entering our segments of the P&C industry, but many of the larger P&C insurance companies have historically been unwilling to write specialty coverages. For many years, the P&C industry experienced unfavorable market conditions due to what was perceived by many as excessive amounts of capital in the industry. In an attempt to utilize their capital, many insurance companies often sought to write additional premiums without appropriate regard for its ultimate profitability.

A favorable insurance market is commonly referred to as a “hard market” within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a “soft market.” We believe the industry began to experience favorable conditions late in 2000, which accelerated following the significant insured losses from the terrorist attacks of September 11, 2001. Insurance market conditions then began to soften in 2003 and 2004. We continued to receive rate increases compared to prior years for most product lines, but the rate of increase slowed and, in certain lines, rates declined. This increase in competition continued into 2005 and new and renewal business declined as a result of our continuing commitment to adequate pricing. Our expectation is that competition in the P&C industry will remain strong in 2006. We remain focused on only writing business that we believe will allow us to achieve our goal of underwriting profitability.

Underwriting Philosophy

By focusing on market niches where we have underwriting expertise, we seek to earn consistent underwriting profits. Underwriting profits are a key component of our strategy. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. We use underwriting profit or loss as a basis for evaluating our underwriting performance.

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2005, our combined ratio was 101%. The underwriting loss for 2005 was primarily due to the losses related to Hurricanes Katrina, Rita and Wilma. See Management’s Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

The following graph compares our combined ratio to the P&C industry’s combined ratio for the past five years.

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

Lines of business that have been discontinued in conjunction with acquisitions and non-strategic insurance subsidiaries are included in Other for segment reporting purposes. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Excess and Surplus Lines Segment

Our Excess and Surplus Lines segment reported gross premium volume of $1.4 billion, earned premiums of $1.1 billion and an underwriting profit of $96.2 million in 2005.

In the E&S market, we write business through the following five underwriting units:

•	Essex Excess and Surplus Lines (Glen Allen, VA)

•	Shand Professional/Products Liability (Deerfield, IL)

•	Investors Brokered Excess and Surplus Lines (Red Bank, NJ)

•	Markel Southwest Underwriters (Scottsdale, AZ)

•	Markel Re (Glen Allen, VA)

Essex Excess and Surplus Lines. The Essex Excess and Surplus Lines unit (Essex E&S unit) writes a variety of coverages focusing on light-to-medium casualty exposures such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The Essex E&S unit also writes property insurance on classes of business ranging from small, single-location accounts to large, multi-state, multi-location accounts. Property coverages consist principally of fire, allied lines, including windstorm, hail and water damage, and more specialized property coverages. In addition, the Essex E&S unit offers coverages for highly exposed property risks on both an excess and primary basis, including earthquake and wind, through its Essex Special Property division. These risks are typically larger and are of a low frequency/high severity nature.

The Essex E&S unit’s inland marine facility provides coverages for risks that include motor truck cargo, warehouseman’s legal liability, builder’s risk and contractor’s equipment. The ocean marine facility writes risks that include marinas, hull coverage, cargo and builder’s risk for yacht manufacturers. The special transportation division focuses on physical damage coverage for all types of commercial vehicles such as trucks, buses and high-value automobiles. The railroad division writes all-risk property coverages on railroad cars including shortline and regional railroads, tourist and scenic railroads, modern commuter rail and light rail, leased railroad equipment and railroad equipment owned by non-railroad companies. In 2005, the railroad division added general liability coverages for shortline and regional railroads, tourist/scenic operators and other railroad-related operations.

Most of the Essex E&S unit’s business is generated by approximately 200 professional surplus lines general agents who have limited quoting and binding authority. Essex Special Property, brokerage inland marine and ocean marine produce business on a brokerage basis through approximately 210 wholesale brokers. The Essex E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The Essex E&S unit writes the majority of its business in Essex Insurance Company, which is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

Shand Professional/Products Liability. The primary focus of the Shand Professional/Products Liability unit is tailored coverages that offer unique solutions for highly specialized professions. These coverages include medical malpractice for physicians and allied healthcare risks and professional liability for lawyers, architects and engineers, agents and brokers and management consultants. Specified professions errors and omissions coverage is targeted to start-up companies, small businesses and emerging technologies. Special risks include claims-made products liability coverage focused on new business products and technology. In addition, the Shand Professional/Products Liability unit offers not-for-profit directors’ and officers’ liability and employment practices liability (EPL) coverage. The unit also provides EPL clients a full menu of loss prevention programs offering consultation services which can be accessed through telephone inquiry, the Internet and live seminars across the United States.

Business is written nationwide and is developed through approximately 325 wholesale brokers. The Shand Professional/Products Liability unit has access to both admitted and surplus lines markets in all 50 states and writes the majority of its business in Evanston Insurance Company (EIC).

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Investors Brokered Excess and Surplus Lines. The Investors Brokered Excess and Surplus Lines unit is comprised of the following seven divisions: primary casualty, property, excess and umbrella, environmental, taxi liability, surety and special programs. Primary casualty targets hard-to-place, mid-size and large general liability and products liability accounts. The property division emphasizes non-standard property placements and commercial multi-peril policies. They approach monoline property business on a participating, primary or excess of loss basis. The excess and umbrella division offers its products on both a lead and excess position. Coverage is provided primarily for commercial businesses. The environmental division offers a complete array of environmental coverages including environmental consultants professional liability, contractors pollution liability and site specific environmental impairment liability. The taxi liability division provides auto liability coverage for small-to-medium-sized local cab fleets on either an admitted or non-admitted basis. The special programs division considers unique or hard-to-place programs that have a proven track record where we can provide value-added services. The surety division concentrates on writing surety reinsurance as a broker market focusing on treaty placements for both national and regional surety underwriting companies. The Investors Brokered Excess and Surplus Lines unit provides product solutions to its insureds through approximately 240 wholesale brokers and writes the majority of its business in EIC.

Markel Southwest Underwriters. Markel Southwest Underwriters (MSU) writes commercial casualty and property coverages focusing on businesses in the western, southwestern and southeastern United States. Casualty business consists of light-to-medium liability exposures including artisan contractors, habitational risks, office buildings, light manufacturing operations and vacant properties. MSU also writes property insurance on classes of business ranging from small, single location risks to large, multi-state, multi-location risks. Property business consists principally of fire, allied lines, including windstorm, hail and water damage, and other specialized property coverages.

Most of MSU’s business is generated by approximately 80 contracted professional surplus lines general agents who have limited quoting and binding authority. MSU seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The majority of its business is written in EIC.

Markel Re. Markel Re writes direct excess and umbrella risks through approximately 300 professional surplus lines general agents. Markel Re also writes casualty facultative reinsurance placements for approximately 40 admitted and surplus lines carriers both directly and through reinsurance brokers. The facultative placements possess favorable underwriting characteristics, including control of individual risk selection and pricing. Additionally, Markel Re offers a specialty underwriting facility for alternative risk transfer, which has been branded Specialized Markel Alternative Risk Transfer (SMART). The SMART division is led by a team of experienced professionals who target production sources which include retail and wholesale brokers, reinsurance intermediaries and program managers. SMART offers innovative solutions and quality products to buyers who commit significant financial resources to risk assumption through an alternative risk entity such as a captive insurance company, risk retention group or self insured retention. The majority of Markel Re’s assumed business is written on Markel Insurance Company (MIC), with the direct business written on Essex Insurance Company, MIC and EIC.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $318.7 million, earned premiums of $291.3 million and an underwriting profit of $50.3 million in 2005.

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

The Markel Specialty Program Insurance unit is organized into four product areas that concentrate on particular markets and customer groups. The property and casualty division writes commercial coverages for youth and recreation oriented organizations, such as children’s summer camps, conference centers, YM/YWCAs, Boys and Girls Clubs, child care centers, nurseries, private and Montessori schools and gymnastics, martial arts and dance schools. This division also writes commercial coverages for social service organizations, garages, gas stations, used car dealers, moving and storage businesses, museums, art organizations, bed & breakfast and country inns, pool and spa maintenance operations and lumber products. The agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage and property and liability coverages for farms, boarding, breeding and training facilities as well as outfitters and guides, hunting and fishing lodges and dude ranches. The accident and health division writes liability and accident insurance for sports organizations and accident and medical insurance for colleges, universities, public schools and private schools. The Markel Risk Solutions facility works with select retail producers on a national basis to provide admitted market solutions to accounts having difficulty finding coverage in the standard marketplace. Accounts of various classes and sizes are written with emphasis placed on individual risk underwriting and pricing.

The majority of Markel Specialty Program Insurance business is produced by approximately 4,000 retail insurance agents. Management grants very limited underwriting authority to a few carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Markel Specialty Program Insurance business is underwritten by MIC. MIC is licensed to write P&C insurance in all 50 states, including its state of domicile, Illinois, and the District of Columbia.

Markel American Specialty Personal and Commercial Lines. The Markel American Specialty Personal and Commercial Lines unit offers its insurance products in niche markets that are overlooked by large admitted carriers and focuses its underwriting on watercraft and commercial marine, small boat and yacht, motorcycle and all-terrain vehicle (ATV), property, motor home, special event and supplemental natural disaster coverages. The watercraft program markets personal lines insurance coverage for personal watercraft, older boats and high performance boats. The focus of the commercial marine program is small fishing ventures, charters and small boat rentals. The yacht program is designed for experienced owners of moderately priced yachts and the small boat program targets newer watercraft up to 26 feet. The motorcycle and ATV programs target mature riders on touring and cruising bikes and ATV riders over age 16. The property program provides coverage for mobile homes and dwellings that do not qualify for standard homeowners coverage, as well as contents coverage for renters. The motor home program includes coverage for both personally used motor homes and motor home rental operations. The special event program offers cancellation and/or liability coverage for weddings, anniversary celebrations and other personal events. The supplemental natural disaster program offers additional living expense protection for loss due to specific named perils, including flood.

Markel American Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets. The unit distributes its watercraft, small boat and yacht, property, motor home and special event products through wholesale or specialty retail producers. The motorcycle program is marketed directly to the consumer using direct mail, Internet and telephone promotions, as well as relationships with various motorcycle manufacturers, dealers and associations. The Markel American Specialty Personal and Commercial Lines unit writes the majority of its business in Markel American Insurance Company (MAIC). MAIC is licensed to write P&C business in all 50 states, including its state of domicile, Virginia, and the District of Columbia.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

London Insurance Market Segment

Our London Insurance Market segment reported gross premium volume of $641.0 million, earned premiums of $507.5 million and an underwriting loss of $129.5 million in 2005.

This segment is comprised of the ongoing operations of Markel International, which is headquartered in London, England. At Markel International, we write specialty property, casualty and marine insurance on a direct and reinsurance basis. We take a service-oriented approach to underwriting these complex and unique risks. Business is written worldwide with approximately 21% of writings coming from the United States.

Markel International. Markel International is comprised of the following five underwriting divisions which, to better serve the needs of our customers, have the ability to write business through either MIICL or Markel Syndicate 3000:

•	Marine and Energy

•	Non-Marine Property

•	Professional Indemnity

•	Retail

•	Specialty

In 2005, Markel International completed its first geographic expansion since acquisition, opening five additional offices in 2005. Along with increasing our Retail division presence in the United Kingdom through the opening of three branch offices, we opened offices in Spain and Canada to market our professional indemnity products. We believe the success of the expansion effort in 2005 will provide a platform for future growth in the European and Canadian insurance marketplaces.

In the Marine and Energy division, we underwrite a portfolio of coverages for cargo, energy, hull, liability, protection and indemnity, war and specie risks. The cargo account is an international transit-based book covering many types of cargo. The energy account includes all aspects of oil and gas activities. The hull account covers physical damage to ocean-going tonnage and yachts. The liability account provides coverage for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators, ship repairers and protection and indemnity accounts. The protection and indemnity account provides a fixed premium facility for owners, managers and charterers of commercial ships. The war account covers the hulls of ships and aircraft, and other related interests, against war and associated perils. The specie account includes coverage for fine art on exhibit and in private collections, securities, bullion, precious metals, cash in transit and jewelry.

The Non-Marine Property division writes property and liability business for a wide range of insureds. We provide coverage ranging from fire to catastrophe perils such as earthquake and windstorm. Business is written in either the open market or delegated authority accounts. The open market account writes direct and facultative risks, ranging from small individual commercial clients to Fortune 1000 companies. Open market business is written mainly on a worldwide basis by our underwriters to London brokers, with each risk being considered on its own merits. The delegated authority account focuses mainly on small commercial insureds and is written through a network of coverholders. The delegated authority account is primarily written in the United States and the United Kingdom. Coverholders underwriting this business are closely monitored, subject to audit and must adhere to strict underwriting guidelines.

The Professional Indemnity division underwrites professional indemnity and directors’ and officers’ liability coverage. The professional indemnity account offers unique solutions in four main professional classes including miscellaneous professionals and consultants, construction professionals, financial service professionals and professional practices. The miscellaneous professionals and consultants class includes coverages for a wide range of professionals including management consultants, publishers, broadcasters, pension trustees and political officials. The construction class includes coverages for surveyors, engineers, architects and estate agents. The financial services class includes coverages for insurance brokers, insurance agents, financial consultants, stockbrokers, fund managers, venture capitalists and bankers. The professional practices class includes coverages for accountants and solicitors. The directors’ and officers’ liability account offers coverage to public, private and non-profit companies of all sizes on either an individual or blanket basis. The Professional Indemnity division writes business on a worldwide basis, limiting exposure in the United States.

The Retail division offers a full range of professional liability products including professional indemnity, directors’ and officers’ liability and employment practices liability through seven branch offices in England and one branch office in Scotland. Coverage is provided for small-to-medium sized commercial property risks on both a stand-alone and package basis. The branch offices provide insureds and brokers with direct access to decision-making underwriters who possess specialized knowledge of their local markets.

Markel Corporation & subsidiaries

BUSINESS OVERVIEW (continued)

The Specialty division provides property treaty reinsurance including excess of loss, stop loss, aggregate excess and proportional coverages. A significant portion of the division’s excess of loss catastrophe and per risk treaty business comes from the United States with the remainder coming from international property treaties. The Specialty division also offers direct coverage for a number of specialist classes including financial institutions, contingency, extreme sports and credit-related coverages.

Reinsurance

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

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase catastrophe reinsurance coverage for our catastrophe-exposed policies, and we seek to manage our exposures under this coverage so that no exposure to any one reinsurer is material to our ongoing business. We do not purchase or sell finite reinsurance products or use other structures that would have the effect of discounting loss reserves.

We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. To become our reinsurance partner, prospective companies generally must: (i) maintain an A.M. Best Company (Best) or Standard & Poor’s (S&P) rating of “A” (excellent); (ii) maintain minimum capital and surplus of $500 million and (iii) provide collateral for recoverables in excess of an individually established amount. In addition, certain foreign reinsurers for our United States insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who have been granted authorized status by an insurance company’s state of domicile. Lloyd’s syndicates generally must have a minimum of a “B” rating from Moody’s Investors Service (Moody’s) to be our reinsurers.

As we have acquired insurance operations, we have reviewed the use of reinsurance and existing reinsurance agreements and have attempted to commute, or reassume, risks where appropriate. We have also exited programs and products that require large amounts of reinsurance protection and have substantially reduced the limits of coverage offered on most of our ongoing products so that the need to purchase reinsurance is reduced.

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2005. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. These ten reinsurance groups represent approximately 62% of our $1.9 billion reinsurance recoverable balance.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Munich Re Group	A+	$220,958
Lloyd’s of London	A	206,282
XL Capital Group	A+	164,375
White Mountains Insurance Group	A	125,397
Odyssey Reinsurance Group	A	117,436
GE Global Group	A	101,187
HDI Group	A	81,936
Equitas	NR(1)	65,179
Swiss Reinsurance Group	A+	56,402
Alea Group	NR(2)	55,145

Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		1,194,297

Total reinsurance recoverable on paid and unpaid losses		$1,915,611

(1)	NR-Not Rated. Equitas is a reinsurance company that was formed by Lloyd’s to reinsure the 1992 and prior losses of Lloyd’s syndicates. As a result of financial uncertainty created by Equitas’ significant exposure to asbestos and environmental losses, Equitas is not rated by any recognized rating agencies. We did not have an allowance for reinsurance bad debt related to Equitas at December 31, 2005. To determine if an allowance was necessary, we considered, among other things, Equitas’ published financial information, reports from rating agencies and the possibility of offsetting balances Equitas owes us with balances we owe Equitas. We believe we have the right to offset balances. However, our ability to offset balances could be subject to challenge and, if successfully challenged, could result in adverse development.

(2)	NR-Not Rated. During 2005, Alea Group Holdings (Bermuda) Ltd. (Alea Group) placed its insurance operations into run off and A.M. Best withdrew its ratings. At December 31, 2005, we held collateral for all recoverable balances due from the Alea Group.

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

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Investments

Our business strategy recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately three-quarters of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. We seek to invest in profitable companies, with honest and talented managers, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term. The investment portfolio is managed by company officers.

Total investment return includes items that impact net income, such as net investment income and realized investment gains or losses, as well as changes in unrealized holding gains or losses, which do not impact net income. Our investment portfolio produced net investment income of $242.0 million and net realized investment gains of $19.7 million in 2005. During the year ended December 31, 2005, net unrealized holding gains on the investment portfolio decreased by $74.6 million, net of taxes. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. Our focus on long-term total investment return results in variability in the level of realized and unrealized investment gains or losses from one period to the next.

We believe the ultimate success of our investment strategy is best analyzed from the review of total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

ANNUAL TAXABLE EQUIVALENT TOTAL INVESTMENT RETURNS

	Years Ended December 31,					Weighted Average Five-Year Annual Return	Weighted Average Ten-Year Annual Return
	2001	2002	2003	2004	2005
Equities	16.9%	(8.8%)	31.0%	15.2%	(0.3%)	10.0%	11.4%
Fixed maturities	7.7%	9.8%	4.5%	4.8%	3.9%	5.8%	6.1%
Total portfolio, before foreign currency effect	8.8%	7.0%	8.3%	6.6%	2.9%	6.3%	6.8%
Total portfolio	8.4%	8.3%	10.5%	7.9%	1.5%	6.9%	7.2%

Ending portfolio balance (in millions)	$3,591	$4,314	$5,350	$6,317	$6,574

Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

Our disciplined, value-oriented investment approach has generated solid investment results over the long term, as evidenced in the above table.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. S&P and Moody’s provide corporate and municipal debt ratings based on their assessment of the credit quality of an obligor with respect to a specific obligation. S&P’s ratings range from “AAA” (capacity to pay interest and repay principal is extremely strong) to “D” (debt is in payment default). Securities with ratings of “BBB” or higher are referred to as investment grade securities. Debt rated “BB” and below is regarded by S&P as having predominately speculative characteristics with respect to capacity to pay interest and repay principal. Moody’s ratings range from “Aaa” to “C” with ratings of “Baa” or higher considered investment grade.

Our fixed maturity portfolio has an average rating of “AA,” with 90% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in securities that are rated investment grade and to minimize investments in fixed maturities that are unrated or rated below investment grade.

See “Market Risk Disclosures” in Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2005.

Shareholder Value

Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, we assess our effectiveness in building shareholder value through the measurement of growth in book value per share. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We recognize that it is difficult to grow book value consistently each year, so we measure ourselves over a longer period of time. Our objective is to grow book value per share by an annual compound growth rate of 20%, measured over a five-year period. For the year ended December 31, 2005, book value per share increased 3% primarily due to net income of $147.9 million partially offset by a decrease of $74.6 million in net unrealized holding gains, net of taxes. For the year ended December 31, 2004, book value per share increased 20% primarily due to net income of $165.4 million and $106.3 million of increases in net unrealized holding gains, net of taxes. Over the past five years, we have grown book value per share at a compound annual rate of 11% to $ 174.04 per share.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

The following graph presents the Company’s book value per share for the past five years.

Regulatory Environment

Our insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. Regulation is intended for the benefit of policyholders rather than shareholders or holders of debt securities.

United States Insurance Regulation. In the United States, state regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, the licensing of insurers and their agents, the approval of forms and policies used, the nature of, and limitations on, insurers’ investments, the form and content of annual statements and other reports on the financial condition of such insurers and the establishment of loss reserves. Additionally, the business written in the Specialty Admitted segment typically is subject to regulatory rate and form review.

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

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2005, our United States insurance subsidiaries could pay, without prior regulatory approval, up to $225.3 million during the following 12 months under the ordinary dividend regulations.

United Kingdom and Lloyd’s Insurance Regulation. With the enactment of the Financial Services and Markets Act, the United Kingdom government authorized the Financial Services Authority (FSA) to supervise all securities, banking and insurance businesses, including Lloyd’s. The FSA oversees compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. Both MIICL and Markel Syndicate Management Limited are authorized and regulated by the FSA. We are required to provide 14 days advance notice to the FSA for any dividends from MIICL.

Other Regulation. In 2005, we announced our intent to make an investment in First Market Bank, a thrift institution based in Richmond, VA. In connection with our proposed investment, we filed an application with the Office of Thrift Supervision (OTS) to become a thrift holding company under the Home Owners Loan Act. As a thrift holding company, we will be subject to additional regulatory oversight by the OTS and regulations regarding acquisition of control similar to those applicable to insurance holding companies. The proposed investment is subject to customary closing conditions, including regulatory approvals, and is expected to close in 2006.

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

Best assigns financial strength ratings (FSRs) to P&C insurance companies based on quantitative criteria such as profitability, leverage and liquidity, as well as qualitative assessments such as the spread of risk, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of loss reserves and surplus and the competence, experience and integrity of management. Best’s FSRs range from “A++” (superior) to “F” (in liquidation).

Best has assigned our United States insurance subsidiaries a group FSR of “A” (excellent). Markel Syndicate 3000 has been assigned an FSR of “A” (excellent) and MIICL has been assigned an FSR of “A-” (excellent).

In addition to Best, our United States insurance subsidiaries are rated “A” (high) by Fitch Ratings (Fitch), an independent rating agency. MIICL has been assigned an FSR of “A-” (high) by Fitch.

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2005, we paid rating agencies, including Best and Fitch, approximately $0.3 million for their services.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Risk Factors

A wide range of factors could materially affect our future prospects and performance. The matters addressed under “Safe Harbor and Cautionary Statements,” “Critical Accounting Estimates” and “Market Risk Disclosures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information included or incorporated in this report describe most of the significant risks that could affect our operations and financial results. Additional risks are described below.

We May Experience Losses From Catastrophes. Because we are a property and casualty insurance company, we frequently experience losses from man-made or natural catastrophes. Catastrophes may have a material adverse effect on operations. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires and terrorist events. In addition, we cannot predict how severe a particular catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events and the effectiveness of our catastrophe reinsurance coverage. Most catastrophes occur over a small geographic area; however, some catastrophes may produce significant damage in large, heavily populated areas.

We Are Subject To Regulation By Insurance Regulatory Authorities Which May Affect Our Ability To Implement Our Business Objectives. Our insurance subsidiaries are subject to supervision and regulation by the insurance regulatory authorities in the various jurisdictions in which they conduct business. Regulation is intended for the benefit of policyholders rather than shareholders or holders of debt securities. Insurance regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, licensing, policy rates and forms and the form and content of financial reports.

Our Ability To Make Payments On Debt Or Other Obligations Depends On The Receipt Of Funds From Our Subsidiaries. We are a holding company and substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and the ability to service our debt are dependent upon the earnings of our subsidiaries and on the distribution of earnings, loans or other payments by our subsidiaries to us. In addition, payment of dividends by our insurance subsidiaries may require prior regulatory notice or approval.

Associates

At December 31, 2005, we had 1,866 employees, six of whom were executive officers.

As a service organization, continued profitability and growth are dependent upon our talented and enthusiastic associates who share our common value system as outlined in the “Markel Style.” We have structured incentive compensation plans and stock purchase plans to encourage associates to achieve corporate objectives and think and act like owners. Associates are offered many opportunities to become shareholders. Associates eligible to participate in our 401(k) plan receive one-third of our contribution in Markel stock and may purchase stock with their own contributions. Stock also may be acquired through a payroll deduction plan, and associates (other than executive officers and directors as precluded by the Sarbanes-Oxley Act) are given the opportunity to purchase stock through loans financed by us with a partially subsidized interest rate. Under our incentive compensation plans, associates may earn a meaningful bonus based on individual and company performance. Additionally, executive officers and other members of senior management are required to hold Markel stock in amounts that represent a substantial multiple of their annual compensation. At December 31, 2005, we estimate associates’ ownership, including executive officers and directors, at approximately 10% of our outstanding shares. We believe that employee stock ownership and rewarding value-added performance align associates’ interests with the interests of non-employee shareholders.

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1, 2)

	2005	2004	2003
RESULTS OF OPERATIONS
Earned premiums	$1,938	$2,054	$1,864
Net investment income	242	204	183
Total operating revenues	2,200	2,262	2,092
Net income (loss)	148	165	123
Comprehensive income (loss)	64	273	222
Diluted net income (loss) per share	$14.80	$16.41	$12.31

FINANCIAL POSITION
Total investments and cash and cash equivalents	$6,574	$6,317	$5,350
Total assets	9,814	9,398	8,532
Unpaid losses and loss adjustment expenses	5,864	5,482	4,930
Convertible notes payable	99	95	91
Senior long-term debt	609	610	522
8.71% Junior Subordinated Debentures	141	150	150
Shareholders’ equity	1,705	1,657	1,382
Common shares outstanding (at year end, in thousands)	9,799	9,847	9,847

OPERATING PERFORMANCE MEASURES (1, 2, 3)

OPERATING DATA
Book value per common share outstanding	$174.04	$168.22	$140.38
Growth (decline) in book value	3%	20%	19%
5-Year CAGR in book value (4)	11%	20%	13%
Closing stock price	$317.05	$364.00	$253.51

RATIO ANALYSIS
U.S. GAAP combined ratio(5)	101%	96%	99%
Investment yield (6)	4%	4%	4%
Taxable equivalent total investment return (7)	2%	8%	11%
Investment leverage (8)	3.9	3.8	3.9
Debt to total capital (Junior Subordinated Debentures as debt)	33%	34%	36%
Debt to total capital (Junior Subordinated Debentures as equity) (9)	28%	28%	29%

(1)	Reflects our acquisitions of Gryphon Holding Inc. (January 15, 1999) and Terra Nova (Bermuda) Holdings Ltd. (March 24, 2000) using the purchase method of accounting. Terra Nova (Bermuda) Holdings Ltd. was acquired in part by the issuance of 1.8 million common shares. We also issued 2.5 million common shares with net proceeds of $408 million in 2001.

(2)	In accordance with the provisions of Statement of Financial Accounting Standards No. 142, we discontinued the amortization of goodwill as of January 1, 2002.

(3)	Operating Performance Measures provide a basis for management to evaluate our performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion of management’s evaluation of these measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	CAGR—compound annual growth rate.

2002	2001	2000	1999	1998	1997	1996	10-Year CAGR (4)

$1,549	$1,207	$939	$437	$333	$333	$307	21%
170	171	154	88	71	69	51	19%
1,770	1,397	1,094	524	426	419	367	20%
75	(126)	(28)	41	57	50	47	—
73	(77)	81	(40)	68	92	56	—
$7.53	$(14.73)	$(3.99)	$7.20	$10.17	$8.92	$8.30	—

$4,314	$3,591	$3,136	$1,625	$1,483	$1,410	$1,142	22%
7,409	6,441	5,473	2,455	1,921	1,870	1,605	22%
4,367	3,700	3,037	1,344	934	971	936	23%
86	116	—	—	—	—	—	—
404	265	573	168	93	93	115	—
150	150	150	150	150	150	—	—
1,159	1,085	752	383	425	357	268	23%
9,832	9,820	7,331	5,590	5,522	5,474	5,458	—

$117.89	$110.50	$102.63	$68.59	$77.02	$65.18	$49.16	16%
7%	8%	50%	(11%)	18%	33%	25%	—
13%	18%	21%	22%	23%	26%	26%	—
$205.50	$179.65	$181.00	$155.00	$181.00	$156.13	$90.00	—

103%	124%	114%	101%	98%	99%	100%	—
4%	5%	6%	5%	5%	5%	5%	—
8%	8%	12%	(1%)	9%	13%	8%	—
3.7	3.3	4.2	4.2	3.5	4.0	4.3	—
36%	33%	49%	45%	36%	41%	30%	—
27%	24%	39%	24%	14%	16%	30%	—

(5)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(6)	Investment yield reflects net investment income as a percentage of average invested assets.

(7)	Taxable equivalent total investment return includes net investment income, realized investment gains or losses, the change in market value of the investment portfolio and the effect of foreign exchange movements during the period as a percentage of average invested assets. Tax-exempt interest and dividend payments are grossed up using the U.S. corporate tax rate to reflect an equivalent taxable yield.

(8)	Investment leverage represents total invested assets divided by shareholders’ equity.

(9)	The 8.71% Junior Subordinated Debentures contain equity-like features including our option to defer interest payments for five years and a 49-year term. Due to these unique features, we consider the 8.71% Junior Subordinated Debentures as 100% equity for purposes of this calculation.

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,586,164 in 2005 and $4,386,908 in 2004)	$4,613,296	$4,477,568
Equity securities (cost of $940,290 in 2005 and $849,071 in 2004)	1,378,556	1,338,526
Short-term investments (estimated fair value approximates cost)	248,541	121,714

TOTAL INVESTMENTS, AVAILABLE-FOR-SALE	6,240,393	5,937,808

Cash and cash equivalents	333,757	378,939
Receivables	334,513	416,086
Reinsurance recoverable on unpaid losses	1,824,300	1,641,276
Reinsurance recoverable on paid losses	91,311	114,746
Deferred policy acquisition costs	212,329	204,579
Prepaid reinsurance premiums	130,513	171,955
Goodwill	339,717	339,717
Other assets	307,265	192,480

TOTAL ASSETS	$9,814,098	$9,397,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,863,677	$5,482,367
Unearned premiums	993,737	1,026,296
Payables to insurance companies	115,613	89,636
Convertible notes payable (estimated fair value of $108,000 in 2005 and $124,000 in 2004)	98,891	94,817
Senior long-term debt (estimated fair value of $647,000 in 2005 and $671,000 in 2004)	608,945	610,260
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $150,000 in 2005 and $162,000 in 2004)	141,045	150,000
Other liabilities	286,757	287,707

TOTAL LIABILITIES	8,108,665	7,741,083

Shareholders’ equity:
Common stock	743,503	742,288
Retained earnings	669,057	537,068
Accumulated other comprehensive income:
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $162,889 in 2005 and $203,041 in 2004	302,509	377,074
Cumulative translation adjustments, net of tax benefit of $5,189 in 2005 and tax expense of $39 in 2004	(9,636)	73

TOTAL SHAREHOLDERS’ EQUITY	1,705,433	1,656,503
Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,814,098	$9,397,586

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,938,461	$2,053,887	$1,864,251
Net investment income	241,979	204,032	182,608
Net realized investment gains	19,708	4,139	45,045

TOTAL OPERATING REVENUES	2,200,148	2,262,058	2,091,904

OPERATING EXPENSES
Losses and loss adjustment expenses	1,299,983	1,308,343	1,269,522
Underwriting, acquisition and insurance expenses	650,323	673,450	584,710
Amortization of intangible assets	—	—	4,127

TOTAL OPERATING EXPENSES	1,950,306	1,981,793	1,858,359

OPERATING INCOME	249,842	280,265	233,545

Interest expense	63,842	56,220	51,961

INCOME BEFORE INCOME TAXES	186,000	224,045	181,584
Income tax expense	38,085	58,633	58,107

NET INCOME	$147,915	$165,412	$123,477

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on securities, net of taxes:
Net holding gains (losses) arising during the period	$(61,755)	$108,945	$120,928
Less reclassification adjustments for net gains included in net income	(12,810)	(2,690)	(29,279)

Net unrealized gains (losses)	(74,565)	106,255	91,649
Currency translation adjustments, net of taxes	(9,709)	1,010	6,936

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(84,274)	107,265	98,585

COMPREHENSIVE INCOME	$63,641	$272,677	$222,062

NET INCOME PER SHARE
Basic	$15.05	$16.79	$12.55
Diluted	$14.80	$16.41	$12.31

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Shareholders’ Equity at January 1, 2003	9,832	$736,246	$251,568	$171,297	$1,159,111
Net income	—	—	123,477	—	123,477
Net unrealized gains on securities, net of taxes	—	—	—	91,649	91,649
Currency translation adjustments, net of taxes	—	—	—	6,936	6,936

Comprehensive income					222,062
Issuance of common stock	15	674	—	—	674
Repurchase of common stock	—	—	(4)	—	(4)
Restricted stock units expensed	—	436	—	—	436

Shareholders’ Equity at December 31, 2003	9,847	737,356	375,041	269,882	1,382,279
Net income	—	—	165,412	—	165,412
Net unrealized gains on securities, net of taxes	—	—	—	106,255	106,255
Currency translation adjustments, net of taxes	—	—	—	1,010	1,010

Comprehensive income					272,677
Issuance of common stock	12	—	—	—	—
Repurchase of common stock	(12)	—	(3,385)	—	(3,385)
Restricted stock units expensed	—	1,232	—	—	1,232
Tax benefit on closed stock option plans	—	3,700	—	—	3,700

Shareholders’ Equity at December 31, 2004	9,847	742,288	537,068	377,147	1,656,503
Net income	—	—	147,915	—	147,915
Net unrealized losses on securities, net of taxes	—	—	—	(74,565)	(74,565)
Currency translation adjustments, net of taxes	—	—	—	(9,709)	(9,709)

Comprehensive income					63,641
Issuance of common stock	1	—	—	—	—
Repurchase of common stock	(49)	—	(15,926)	—	(15,926)
Restricted stock units expensed	—	1,215	—	—	1,215

SHAREHOLDERS’ EQUITY AT DECEMBER 31, 2005	9,799	$743,503	$669,057	$292,873	$1,705,433

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$147,915	$165,412	$123,477
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax benefit	(44,513)	(29,800)	(13,221)
Depreciation and amortization	29,581	31,336	39,264
Net realized investment gains	(19,708)	(4,139)	(45,045)
Decrease (increase) in receivables	50,274	34,834	(42,378)
Increase in deferred policy acquisition costs	(10,363)	(4,295)	(49,737)
Increase in unpaid losses and loss adjustment expenses, net	266,920	567,239	523,182
Increase in unearned premiums, net	20,541	7,556	129,086
Increase (decrease) in payables to insurance companies	33,887	(60,523)	27,968
Other	76,717	(16,927)	(61,146)

NET CASH PROVIDED BY OPERATING ACTIVITIES	551,251	690,693	631,450

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,839,065	2,528,166	4,190,594
Proceeds from maturities, calls and prepayments of fixed maturities	164,150	248,760	249,023
Cost of fixed maturities and equity securities purchased	(2,444,059)	(3,497,841)	(5,236,580)
Net change in short-term investments	(126,827)	(39,702)	(14,191)
Net proceeds from sale of subsidiary	43,237	—	—
Additions to property and equipment	(29,498)	(6,963)	(7,908)
Other	(13,345)	(116)	(488)

NET CASH USED BY INVESTING ACTIVITIES	(567,277)	(767,696)	(819,550)

FINANCING ACTIVITIES
Additions to senior long-term debt	—	196,816	357,282
Repayments and retirement of senior long-term debt	(3,603)	(110,000)	(242,013)
Retirement of Junior Subordinated Deferrable Interest Debentures	(9,627)	—	—
Repurchases of common stock	(15,926)	(3,385)	(4)
Other	—	—	1,110

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(29,156)	83,431	116,375

Increase (decrease) in cash and cash equivalents	(45,182)	6,428	(71,725)
Cash and cash equivalents at beginning of year	378,939	372,511	444,236

CASH AND CASH EQUIVALENTS AT END OF YEAR	$333,757	$378,939	$372,511

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

a) Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

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

Reinsurance to close Lloyd’s syndicates (RITC) represents the amount due from minority participants in a year of account. The minority participants pay the Company to assume their share of outstanding liabilities and related claims handling costs (including claims incurred but not reported), net of estimated reinsurance recoverables. When RITC transactions are recorded, there is no impact to the Company’s results of operations. As of January 1, 2005, all pre-2001 years of account were closed.

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

1. Summary of Significant Accounting Policies (continued)

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains or losses are included in earnings and are derived using the first-in, first-out method.

d) Cash and Cash Equivalents. The Company considers all investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company’s cash and cash equivalents approximates fair value.

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

g) Goodwill. Goodwill is tested for impairment at least annually. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and are reviewed for impairment.

h) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives (generally, the life of the lease for leasehold improvements, three to five years for furniture and equipment and three to ten years for other).

i) Income Taxes. The Company records deferred income taxes to reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized.

j) Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and loss adjustment expenses are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred but not reported are based on reserve development studies, among other things. The Company does not discount reserves for losses and loss adjustment expenses to reflect estimated present value. The reserves recorded are estimates, and the ultimate liability may be greater than or less than the estimates.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

k) Revenue Recognition. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Profit-sharing and ceding commissions from reinsurers are recognized when earned and are netted against policy acquisition costs. Premiums ceded are netted against premiums written. The Company uses the periodic method to account for assumed reinsurance from foreign reinsurers. The Company’s foreign reinsurers provide sufficient information to record foreign assumed business in the same manner as the Company records assumed business from United States reinsurers.

l) Stock Compensation Plans. The Company applies the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (Statement) No. 123, Accounting for Stock-Based Compensation, as amended by Statement No. 148, Accounting for
Stock-Based Compensation —Transition and Disclosure.

Stock-based compensation expense, net of taxes, included in net income under APB Opinion No. 25 was $1.0 million, $1.8 million and $0.6 million in 2005, 2004 and 2003, respectively. Under the fair value method principles of Statement No. 123, pro forma stock-based compensation expense, net of taxes, and pro forma net income would not have differed from reported amounts in each period.

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

m) Foreign Currency Translation. The functional currencies of the Company’s foreign operations are the currencies in which the majority of their business is transacted. Assets and liabilities of foreign operations are translated into the United States Dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are included, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency, other than a functional currency, are included in net income.

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk and the related exchange rate fluctuations are reflected in other comprehensive income (loss).

1. Summary of Significant Accounting Policies (continued)

n) Derivative Financial Instruments. Derivative instruments, including derivative instruments embedded in other contracts and derivative instruments resulting from hedging activities, are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. The changes in fair value of derivatives are recognized in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

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

o) Comprehensive Income. Comprehensive income represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income, such as unrealized gains or losses on certain investments in fixed maturities and equity securities and foreign currency translation adjustments.

p) Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income (adjusted for interest expense, net of taxes, on the Company’s convertible notes payable) by the weighted average number of common shares and dilutive potential common shares, including the potential shares to be issued for the Company’s convertible notes payable, outstanding during the year.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments

a) The following tables summarize the Company’s investments.

	December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$957,528	$2,326	$(15,772)	$944,082
Obligations of states, municipalities and political subdivisions	1,550,968	33,770	(4,368)	1,580,370
Foreign governments	342,561	2,819	(2,398)	342,982
Public utilities	55,952	914	(302)	56,564
Convertibles and bonds with warrants	48,129	1,799	(150)	49,778
All other corporate bonds	1,631,026	22,853	(14,359)	1,639,520

Total fixed maturities	4,586,164	64,481	(37,349)	4,613,296
Equity securities:
Insurance companies, banks and trusts	489,980	242,961	(7,250)	725,691
Industrial, miscellaneous and all other	450,310	208,913	(6,358)	652,865

Total equity securities	940,290	451,874	(13,608)	1,378,556
Short-term investments	248,541	—	—	248,541

TOTAL INVESTMENTS	$5,774,995	$516,355	$(50,957)	$6,240,393

	December 31, 2004
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$730,220	$7,659	$(2,403)	$735,476
Obligations of states, municipalities and political subdivisions	1,161,165	45,786	(1,476)	1,205,475
Foreign governments	766,736	5,520	(3,468)	768,788
Public utilities	60,002	2,716	(6)	62,712
Convertibles and bonds with warrants	8,998	2	—	9,000
All other corporate bonds	1,659,787	39,326	(2,996)	1,696,117

Total fixed maturities	4,386,908	101,009	(10,349)	4,477,568
Equity securities:
Insurance companies, banks and trusts	439,683	266,501	(2)	706,182
Industrial, miscellaneous and all other	409,388	223,118	(162)	632,344

Total equity securities	849,071	489,619	(164)	1,338,526
Short-term investments	121,714	—	—	121,714

TOTAL INVESTMENTS	$5,357,693	$590,628	$(10,513)	$5,937,808

2. Investments (continued)

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2005
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$615,895	$(10,173)	$234,836	$(5,599)	$850,731	$(15,772)
Obligations of states, municipalities and political subdivisions	505,508	(4,041)	14,088	(327)	519,596	(4,368)
Foreign governments	128,381	(1,052)	60,582	(1,346)	188,963	(2,398)
Public utilities	15,805	(302)	—	—	15,805	(302)
Convertibles and bonds with warrants	17,980	(150)	—	—	17,980	(150)
All other corporate bonds	593,731	(10,515)	138,565	(3,844)	732,296	(14,359)

Total fixed maturities	1,877,300	(26,233)	448,071	(11,116)	2,325,371	(37,349)
Equity securities:
Insurance companies, banks and trusts	65,893	(7,250)	—	—	65,893	(7,250)
Industrial, miscellaneous and all other	64,917	(6,358)	—	—	64,917	(6,358)

Total equity securities	130,810	(13,608)	—	—	130,810	(13,608)

TOTAL	$2,008,110	$(39,841)	$448,071	$(11,116)	$2,456,181	$(50,957)

At December 31, 2005, the Company held 492 securities with a total estimated fair value of $2.5 billion and gross unrealized losses of $51.0 million. Of the 492 securities, 91 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $448.1 million and gross unrealized losses of $11.1 million. All 91 securities were fixed maturities where the Company expects to receive all interest and principal payments. At December 31, 2005, all securities were reviewed and the Company believes there were no indications of impairment.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

	December 31, 2004
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$256,359	$(2,084)	$24,075	$(319)	$280,434	$(2,403)
Obligations of states, municipalities and political subdivisions	153,122	(1,020)	42,667	(456)	195,789	(1,476)
Foreign governments	350,363	(2,672)	54,424	(796)	404,787	(3,468)
Public utilities	—	—	2,957	(6)	2,957	(6)
All other corporate bonds	348,715	(2,361)	57,598	(635)	406,313	(2,996)

Total fixed maturities	1,108,559	(8,137)	181,721	(2,212)	1,290,280	(10,349)
Equity securities:
Insurance companies, banks and trusts	138	(2)	—	—	138	(2)
Industrial, miscellaneous and all other	5,575	(162)	—	—	5,575	(162)

Total equity securities	5,713	(164)	—	—	5,713	(164)

TOTAL	$1,114,272	$(8,301)	$181,721	$(2,212)	$1,295,993	$(10,513)

At December 31, 2004, the Company held 226 securities with a total estimated fair value of $1.3 billion and gross unrealized losses of $10.5 million. Of the 226 securities, 41 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $181.7 million and gross unrealized losses of $2.2 million. All 41 securities were fixed maturities where the Company continues to receive all interest and principal payments.

c) The amortized cost and estimated fair value of fixed maturities at December 31, 2005 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$178,679	$178,667
Due after one year through five years	1,216,013	1,214,890
Due after five years through ten years	1,296,304	1,306,135
Due after ten years	1,895,168	1,913,604

TOTAL	$4,586,164	$4,613,296

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.8 years.

2. Investments (continued)

d) The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Interest:
Municipal bonds (tax-exempt)	$59,994	$42,513	$32,928
Taxable bonds	152,059	140,998	135,511
Short-term investments, including overnight deposits	17,085	10,730	9,643
Dividends on equity securities	21,388	17,926	11,651

	250,526	212,167	189,733
Less investment expenses	8,547	8,135	7,125

NET INVESTMENT INCOME	$241,979	$204,032	$182,608

e) The following table presents the Company’s realized investment gains (losses) and the change in unrealized holding gains.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Realized gains:
Fixed maturities	$15,954	$34,270	$69,922
Equity securities	21,664	12,429	21,552

	37,618	46,699	91,474

Realized losses:
Fixed maturities	(17,443)	(22,197)	(33,689)
Equity securities	(467)	(20,363)	(12,740)

	(17,910)	(42,560)	(46,429)

NET REALIZED INVESTMENT GAINS	$19,708	$4,139	$45,045

Change in unrealized holding gains:
Fixed maturities	$(63,528)	$4,347	$(45,059)
Equity securities	(51,189)	159,123	186,058

NET INCREASE (DECREASE)	$(114,717)	$163,470	$140,999

f) At December 31, 2005, the Company had $1.6 billion of investments and cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of default by the Company on its obligations. These invested assets and the related liabilities are included on the Company’s consolidated balance sheet. The following discussion provides additional detail regarding irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company’s United States insurance companies had invested assets with a carrying value of $36.0 million and $37.1 million on deposit with state regulatory authorities at December 31, 2005 and 2004, respectively.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

Invested assets with a carrying value of $8.9 million and $13.0 million at December 31, 2005 and 2004, respectively, were held in trust for the benefit of cedents of the Company’s United States insurance companies.

Invested assets with a carrying value of $138.5 million and $165.4 million at December 31, 2005 and 2004, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL’s accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $41.8 million and $39.4 million at December 31, 2005 and 2004, respectively, were held in trust for the benefit of MIICL’s United States surplus lines policyholders.

Invested assets with a carrying value of $34.7 million and $49.0 million at December 31, 2005 and 2004, respectively, were held in trust for the benefit of MIICL’s Canadian cedents.

Banks have issued irrevocable undrawn letters of credit supporting the Company’s contingent liabilities related to certain reinsurance business written in the United States by MIICL. The Company had deposited invested assets with a carrying value of $37.3 million and $49.4 million at December 31, 2005 and 2004, respectively, as collateral against these letters of credit.

The Company had deposited $276.5 million and $314.6 million of invested assets with Lloyd’s to support its underwriting activities at December 31, 2005 and 2004, respectively. In addition, the Company had invested assets with a carrying value of $1.1 billion and $1.2 billion at December 31, 2005 and 2004, respectively, held in trust for the benefit of syndicate policyholders.

g) At December 31, 2005, investments in U.S. Treasury securities and obligations of U.S. government agencies were the only investments in any one issuer that exceeded 10% of shareholders’ equity. At December 31, 2004, the only investment in any one issuer that exceeded 10% of shareholders’ equity, excluding investments in U.S. Treasury securities and obligations of U.S. government agencies, was an investment in KFW International Finance. The KFW International Finance investment represented fixed maturities issued by a government-owned financial institution, which were guaranteed by the Federal Republic of Germany and had a fair value of $202.7 million.

3. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2005	2004
Amounts receivable from agents, brokers and insureds	$277,076	$337,917
Less allowance for doubtful receivables	7,618	8,352

	269,458	329,565
Other	65,055	86,521

RECEIVABLES	$334,513	$416,086

Amounts receivable from agents, brokers and insureds included $57.1 million and $76.6 million of accrued premium income at December 31, 2005 and 2004, respectively. Accrued premium income represents the difference between estimated cumulative ultimate gross written premiums and cumulative billed premiums. This timing difference arises because producers have obligated the Company to provide coverage but have not yet reported final policy information.

3. Receivables (continued)

Other receivables included $43.0 million and $67.5 million recoverable from Marsh, Inc. at December 31, 2005 and 2004, respectively. These amounts relate to the 2002 settlement of a reinsurance dispute with Marsh, Inc. and several reinsurers. As a result of the settlement, Marsh, Inc. agreed to pay 57% of future claims from the program involved in the dispute. During 2005, the receivable from Marsh, Inc. was reduced $14.3 million as a result of a decrease in the estimated loss reserves for the program that gave rise to the reinsurance dispute. Marsh, Inc. is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc.

4. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Balance, beginning of year	$204,579	$200,284	$150,547
Policy acquisition costs of sold subsidiary	(2,613)	—	—
Policy acquisition costs deferred	485,258	491,067	467,144
Amortization and write off charged to expense	(474,895)	(486,772)	(417,407)

DEFERRED POLICY ACQUISITION COSTS	$212,329	$204,579	$200,284

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Amortization and write off of policy acquisition costs	$474,895	$486,772	$417,407
Other operating expenses	175,428	186,678	167,303

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES	$650,323	$673,450	$584,710

5. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2005	2004
Land	$18,262	$—
Leasehold improvements	28,835	25,411
Furniture and equipment	56,218	55,770
Other	1,516	1,446

	104,831	82,627
Less accumulated depreciation and amortization	55,287	52,405

PROPERTY AND EQUIPMENT	$49,544	$30,222

Depreciation and amortization expense of property and equipment was $10.1 million, $10.3 million and $9.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company does not own any material properties as it leases substantially all of its facilities and certain furniture and equipment under operating leases with remaining terms up to approximately 13 years.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property and Equipment (continued)

The following table summarizes the Company’s minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2005.

Years Ending December 31,	(dollars in thousands)
2006	$13,515
2007	13,356
2008	13,275
2009	12,797
2010	11,138
2011 and thereafter	36,545

TOTAL	$100,626

Total rental expense for the years ended December 31, 2005, 2004 and 2003 was approximately $13.2 million, $13.3 million and $12.8 million, respectively.

6. Goodwill

Goodwill is tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. There was no indication of goodwill impairment during 2005 or 2004.

Intangible assets other than goodwill were fully amortized as of June 30, 2003. Amortization expense for intangible assets was $4.1 million for the year ended December 31, 2003.

The carrying amounts of goodwill by reporting unit at December 31, 2005 and 2004 were as follows: Excess and Surplus Lines, $81.8 million, and London Insurance Market, $257.9 million.

7. Income Taxes

Income before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Domestic	$245,190	$276,264	$189,524
Foreign	(59,190)	(52,219)	(7,940)

INCOME BEFORE INCOME TAXES	$186,000	$224,045	$181,584

7. Income Taxes (continued)

Income tax expense includes the following components.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Current:
Federal–domestic operations	$81,892	$84,749	$68,504
Federal–foreign operations	706	3,684	2,824

Total current tax expense	82,598	88,433	71,328

Deferred:
Federal–domestic operations	(15,180)	(7,100)	(7,857)
Federal–foreign operations	(8,720)	(2,863)	(3,916)
Foreign–foreign operations	(20,613)	(19,837)	(1,448)

Total deferred tax benefit	(44,513)	(29,800)	(13,221)

INCOME TAX EXPENSE	$38,085	$58,633	$58,107

In general, the Company is not subject to state income taxation; therefore, state income tax expense is not material to the consolidated financial statements.

The Company made net income tax payments of $65.9 million, $94.2 million and $74.6 million in 2005, 2004 and 2003, respectively. Current income taxes payable were $19.6 million and $1.5 million at December 31, 2005 and 2004, respectively, and were included in other liabilities on the consolidated balance sheets.

Reconciliations of the United States corporate income tax rate to the effective tax rate on income before income taxes are presented in the following table.

	Years Ended December 31,
	2005	2004	2003
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	(12)	(7)	(7)
Sale of subsidiary	(4)	—	—
Differences between financial reporting and tax bases	—	(2)	(1)
Tax reserve adjustment	1	—	3
Other	—	—	2

EFFECTIVE TAX RATE	20%	26%	32%

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

Substantially all of the Company’s continuing international operations are currently taxed directly or indirectly by both the United States and United Kingdom. However, subject to certain limitations, the United States allows a credit against its tax for any United Kingdom tax generated by Markel International. As a result of differences between the United States and United Kingdom tax systems, distinct deferred tax assets and deferred tax liabilities exist in each of these jurisdictions.

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2005	2004
Assets:
Differences between financial reporting and tax bases	$107,274	$40,198
Unpaid losses and loss adjustment expenses not yet deductible for income tax purposes	144,048	135,049
Unearned premiums recognized for income tax purposes	55,621	54,856
Net operating loss carryforwards	222,075	265,082
Domestic asset on foreign tax losses	4,751	—
Domestic asset on future foreign taxable items	62,919	95,160

Total gross deferred tax assets	596,688	590,345
Less valuation allowance	(44,381)	(44,381)

Total gross deferred tax assets, net of allowance	552,307	545,964

Liabilities:
Differences between financial reporting and tax bases	41,800	11,224
Unpaid losses and loss adjustment expenses deductible for income tax purposes in excess of financial statement purposes	57,338	47,548
Deferred policy acquisition costs	67,872	64,583
Accumulated other comprehensive income	157,700	203,080
Reinsurance recoveries not yet subject to income tax	42,293	79,144
Domestic liability on foreign tax losses	—	63,580
Domestic liability on future foreign deductible items	30,358	12,146
Other	20,828	22,199

Total gross deferred tax liabilities	418,189	503,504

NET DEFERRED TAX ASSET	$134,118	$42,460

Net deferred tax asset—foreign	143,347	110,345
Net deferred tax liability—domestic	(9,229)	(67,885)

NET DEFERRED TAX ASSET	$134,118	$42,460

The net deferred tax asset at December 31, 2005 and 2004 is included in other assets on the consolidated balance sheets.

7. Income Taxes (continued)

Upon acquiring Markel International, the Company established a $45.8 million valuation allowance, substantially all of which related to pre-acquisition losses at Markel Capital. A valuation allowance was considered necessary due to the uncertainty of realizing a future tax benefit on these losses. During 2004, $2.9 million of the deferred tax asset established upon the acquisition of Markel International was realized, and both the valuation allowance and goodwill were reduced. This reduction in the valuation allowance was partially offset by an increase of $1.5 million resulting from management’s determination that it is more likely than not that some of the Company’s post-acquisition losses for its Bermuda-based subsidiary will not be realized.

At December 31, 2005, the Company had approximately $648 million of net operating losses, which were principally attributed to Markel Capital. Approximately $517 million of these losses can be carried forward indefinitely to offset Markel Capital’s future taxable income, while remaining losses of $131 million expire between the years 2018 and 2025. The Company expects to realize $351.9 million of the gross deferred tax assets, including net operating losses, recorded at December 31, 2005 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. Management expects its foreign subsidiaries to generate future taxable income, excluding the effect of future originating temporary differences, to realize the remaining $179.8 million of the gross deferred tax assets, net of the valuation allowance. While management believes it is more likely than not that its foreign subsidiaries will generate sufficient future taxable income to realize the remaining gross deferred tax assets, a change in management’s estimates and assumptions could result in an increase in the valuation allowance through a charge to earnings.

Provisions for United States income taxes on undistributed earnings of foreign subsidiaries are made only on those amounts in excess of the funds that are considered to be permanently reinvested. Pre-acquisition earnings of foreign subsidiaries are considered permanently reinvested and no provision for United States income tax has been recorded. If these pre-acquisition earnings were not considered permanently reinvested, the estimated additional deferred income tax liability would not be material to the Company’s consolidated financial statements.

The Company’s 2001 federal income tax return was closed to audit in September 2005. At that time, management determined that tax liabilities were $2.5 million less than previously estimated. This change in estimated tax liabilities was recognized as a reduction in 2005 income tax expense. During 2004, the Internal Revenue Service (IRS) ruled in favor of the Company regarding an appeal of a tax assessment on its 1997 through 1999 federal income tax returns. The Company made no payments as part of this settlement and no adjustments to the consolidated financial statements were required. Additionally, the Company’s 2000 federal income tax return was closed to audit in September 2004. As a result, management determined that tax liabilities were $22.5 million less than previously estimated. The Company reduced 2004 income tax expense by $4.1 million, reduced goodwill related to the Markel International acquisition by $14.7 million and increased common stock related to closed stock option plans by $3.7 million.

The IRS is currently examining the Company’s 2003 federal income tax return. The Company believes its income tax liabilities were adequate as of December 31, 2005; however, these liabilities could be adjusted as a result of this examination.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$3,841,091	$3,315,599	$2,780,675
Commutations, dispositions and other	(142,974)	91,618	86,786

RESTATED NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	3,698,117	3,407,217	2,867,461

Incurred losses and loss adjustment expenses:
Current year	1,350,568	1,274,426	1,140,946
Prior years	(50,585)	33,917	128,576

TOTAL INCURRED LOSSES AND LOSS ADJUSTMENT EXPENSES	1,299,983	1,308,343	1,269,522

Payments:
Current year	227,288	212,108	179,055
Prior years	717,157	679,624	702,094

TOTAL PAYMENTS	944,445	891,732	881,149

Foreign exchange adjustment	(28)	3,059	7,860
RITC (see note 1(a))	—	14,204	51,905
Change in recoverable from Marsh, Inc. (see note 3)	(14,250)	—	—

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	4,039,377	3,841,091	3,315,599

Reinsurance recoverable on unpaid losses	1,824,300	1,641,276	1,614,114

GROSS RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$5,863,677	$5,482,367	$4,929,713

Beginning of the year net reserves for losses and loss adjustment expenses are restated, when applicable, for commutations, acquisitions, dispositions and other items including the impact of changes in foreign currency rates. In 2005, the reduction to the beginning of the year net reserves for losses and loss adjustment expenses was primarily due to a favorable movement in the foreign currency rate of exchange between the United States Dollar and the United Kingdom Sterling, the completion of several large assumed reinsurance commutations with cedents and the sale of Corifrance. The reduction was partially offset by an increase in the beginning of the year net reserves for losses and loss adjustment expenses as a result of the completion of ceded reinsurance commutations with reinsurers. In both 2004 and 2003, the increase in the beginning of the year net reserves for losses and loss adjustment expenses was primarily due to an unfavorable movement in the foreign currency rate of exchange between the United States Dollar and the United Kingdom Sterling and the completion of ceded reinsurance commutations with reinsurers.

Current year incurred losses and loss adjustment expenses for 2005 included $188.7 million of net losses for Hurricanes Katrina, Rita and Wilma (the 2005 Hurricanes) compared to $77.5 million of current year incurred losses and loss adjustment expenses in 2004 for Hurricanes Charley, Frances, Ivan and Jeanne (the 2004 Hurricanes).

8. Unpaid Losses and Loss Adjustment Expenses (continued)

The estimated net losses on the 2005 Hurricanes were net of estimated reinsurance recoverables of $567.9 million. Both the gross and net loss estimates on the 2005 Hurricanes represented the Company’s best estimate of losses based upon available information. Various loss estimation techniques were used to develop these reserves, including detailed policy level reviews and direct contact with insureds and brokers. However, reported losses and information on potential losses have come in slowly given the magnitude of loss to the insurance industry and the geographic dispersion of insured accounts. Additionally, third party catastrophe modeling software typically used to help estimate expected losses predicted significantly lower losses for these events than the ultimate losses estimated at December 31, 2005. Due to these factors, the Company believes its gross and net loss estimates on the 2005 Hurricanes have a high degree of volatility. Reported claims continue to be closely monitored and the estimates of gross and net losses may be adjusted as new information becomes available.

Prior years’ incurred losses and loss adjustment expenses reflect favorable development in 2005 of $50.6 million, which was primarily due to $126.4 million of loss reserve redundancies experienced at the Shand Professional/Products Liability and Markel Specialty Program Insurance units as a result of the favorable insurance market conditions experienced in recent years. In 2005, the favorable development on prior years’ loss reserves was partially offset by $31.3 million of loss reserve development on asbestos and environmental exposures and related reinsurance bad debt, $35.4 million of adverse development at the Investors Brokered Excess and Surplus Lines unit and $15.4 million of increases to the reinsurance allowance for doubtful accounts.

This year’s review of asbestos and environmental loss reserves in both the U.S. and international operations was completed during the third quarter of 2005. During this review, the Company noted an increase in the severity of losses on reported claims, which resulted in a $31.3 million increase in the Company’s estimate of ultimate loss reserves for asbestos and environmental exposures and related reinsurance bad debt. The increase in the allowance for potentially uncollectible reinsurance was required to provide for potential collection disputes with reinsurers and to increase reserves for financially weak or insolvent reinsurers.

In 2005, prior years’ loss reserves at the Investors Brokered Excess and Surplus Lines unit included $35.4 million of adverse development, of which $26.1 million related to general and products liability programs, including the California commercial and residential contractors programs, and claims handling costs associated with these and other programs. This adverse development was primarily for the 1999 to 2002 accident years and was based upon the Company’s determination that the losses on reported claims for this book of business were higher than expected. In addition to the increase in losses on reported claims, a higher than expected incidence of newly reported claims was experienced.

In 2005, the $15.4 million increase in the allowance for potentially uncollectible reinsurance was primarily due to the deterioration in the financial condition of several reinsurers who participated in reinsurance treaties covering business written in the Excess and Surplus Lines segment.

The adverse development discussed above was more than offset by favorable development on prior years’ loss reserves primarily as a result of the positive effect of price increases across most product lines in recent years. Of the $126.4 million of loss reserve redundancies experienced at the Shand Professional/ Product Liability and Markel Specialty Program Insurance units, $111.1 million was related to favorable development on the 2002 to 2004 accident years. Approximately three-quarters of this redundancy was related to the specified medical, medical malpractice and products programs at the Shand Professional/ Products Liability unit and the casualty programs at the Markel Specialty Program Insurance unit.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses (continued)

Prior years’ incurred losses and loss adjustment expenses of $33.9 million in 2004 included loss reserve increases of $55.3 million at the Investors Brokered Excess and Surplus Lines unit and $30.0 million at Markel International, as well as allowances for potentially uncollectible reinsurance of $19.0 million. These reserve increases were partially offset by net redundancies of $70.4 million primarily from the Shand Professional/Products Liability, Markel Specialty Program Insurance and Essex Excess and Surplus Lines units.

The increase in prior years’ loss reserves for the Investors Brokered Excess and Surplus Lines unit included $34.9 million of reserve increases during 2004, primarily related to the 1999 to 2002 accident years for the unit’s California commercial and residential contractors programs. During 2004, the Company determined that the development of reported claims for this book of business was higher than expected. The remaining reserve increases at this unit were attributed to other casualty programs across various accident years.

The 2004 increase in prior years’ loss reserves at Markel International was primarily due to adverse development of the 1997 to 2001 accident years on the U.S. casualty reinsurance, financial institution risks, professional indemnity and general liability exposures, most of which are no longer written. The prior years’ loss reserve development was identified as part of a claims review concluded in early 2004, which indicated that these lines of business were taking longer to develop than previously estimated.

The 2004 increase in prior years’ loss reserves for allowances for potentially uncollectible reinsurance was primarily due to deterioration in the financial condition of several reinsurers who participated in reinsurance treaties covering business written in the Excess and Surplus Lines and Other segments.

In 2004, the net redundancies at the Shand Professional/Products Liability, Markel Specialty Program Insurance and Essex Excess and Surplus Lines units were primarily attributed to the 2002 and 2003 accident years and were due to the positive effect of price increases across most product lines. Approximately half of this redundancy was related to the medical malpractice and specified professions programs at the Shand Professional/Products Liability unit, the casualty and accident and health programs at the Markel Specialty Program Insurance unit and the casualty programs at the Essex Excess and Surplus Lines unit.

Prior years’ incurred losses and loss adjustment expenses of $128.6 million in 2003 were due to $91.1 million of reserve increases at the Investors Brokered Excess and Surplus Lines unit and $92.2 million of reserve increases in the Other segment, partially offset by $54.7 million of net redundancy from other underwriting units, primarily the Shand Professional/Products Liability and the Essex Excess and Surplus Lines units.

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

In 2003, the increase in prior years’ incurred losses and loss adjustment expenses for the Other segment was due to $55.0 million of reserve increases for asbestos and environmental exposures, $20.0 million of reserve increases for discontinued programs at Markel International, $13.0 million of allowances for potentially uncollectible reinsurance and $4.2 million of run off costs. The reserve increases for asbestos

8. Unpaid Losses and Loss Adjustment Expenses (continued)

and environmental exposures related to business written prior to the addition of pollution exclusions to insurance policies in 1986 and reflected a higher than expected incidence of new claims and adverse appellate and bankruptcy court decisions. The prior years’ reserve increases for discontinued programs at Markel International were primarily due to higher loss frequency than originally estimated and to the emergence of coverage disputes with insureds. The increase in the allowance for potentially uncollectible reinsurance was required to provide for collection disputes with reinsurers and to increase reserves for financially weak reinsurers.

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

b) The Company’s exposure to asbestos and environmental (A&E) claims resulted from policies written by acquired insurance operations before their acquisitions by the Company. The Company’s exposure to A&E claims originated from umbrella, excess and commercial general liability (CGL) insurance policies and assumed reinsurance contracts that were written on an occurrence basis from the 1970s to mid-1980s. Exposure also originated from claims-made policies written by the Company that were designed to cover environmental risks provided that all other terms and conditions of the policy were met.

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

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses (continued)

The following table provides a reconciliation of beginning and ending A&E reserves for losses and loss adjustment expenses, which are a component of consolidated reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$243,196	$250,709	$210,786
Commutations and other	(43,749)	12,057	7

RESTATED NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	199,447	262,766	210,793
Incurred losses and loss adjustment expenses	22,099	2,049	60,859
Payments	10,263	21,619	20,943

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	211,283	243,196	250,709

Reinsurance recoverable on unpaid losses	184,480	188,683	164,801

GROSS RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$395,763	$431,879	$415,510

During 2005, the Company commuted several insurance and reinsurance contracts that provided coverage for A&E exposures. As a result of these commutations, beginning of the year net reserves for A&E losses and loss adjustment expenses were reduced $43.7 million and 2005 A&E claim payments decreased to $10.3 million from $21.6 million and $20.9 million for 2004 and 2003, respectively.

Incurred losses and loss adjustment expenses for 2005 and 2003 were primarily due to adverse development of asbestos-related reserves. At December 31, 2005, asbestos-related reserves were $305.3 million and $146.6 million on a gross and net basis, respectively.

Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $125.0 million and $86.3 million, respectively, at December 31, 2005. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $287.3 million at December 31, 2005, which includes $44.5 million of litigation-related expense.

The Company’s reserves for losses and loss adjustment expenses related to A&E exposures represent management’s best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company’s statistical analysis of these reserves is reviewed by the Company’s independent actuaries. A&E exposures are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company’s gross and net A&E reserves at December 31, 2005 are adequate.

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

9. Convertible Notes Payable (continued)

As of April 1, 2005, each LYON became convertible into 1.1629 shares of the Company’s common stock because the closing price of the Company’s common shares exceeded the conversion trigger price of $336.49 for at least 20 of the last 30 consecutive trading days in the quarter ended March 31, 2005. No LYONs have been converted as of December 31, 2005; however, holders may convert LYONs at any time through June 4, 2031. Approximately 335,000 shares would be issued if all of the LYONs were to be converted. The LYONs remain convertible regardless of future changes in the closing price of the Company’s common shares. The common shares that would be issued if the LYONs were converted are included in the Company’s calculation of diluted net income per share.

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

The estimated fair value based on quoted market prices of the convertible notes payable was approximately $108 million and $124 million at December 31, 2005 and 2004, respectively.

10. Senior Long-Term Debt

The following table summarizes the Company’s senior long-term debt.

	December 31,
(dollars in thousands)	2005	2004
7.20% unsecured senior notes, due August 15, 2007, interest payable semi-annually, net of unamortized discount of $1,012 in 2005 and $1,651 in 2004	$72,020	$71,381
7.00% unsecured senior notes, due May 15, 2008, interest payable semi-annually, net of unamortized discount of $2,279 in 2005 and $3,256 in 2004	95,221	94,244
6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $1,927 in 2005 and $2,225 in 2004	244,738	247,775
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $3,034 in 2005 and $3,140 in 2004	196,966	196,860

SENIOR LONG-TERM DEBT	$608,945	$610,260

On August 25, 2005, the Company entered into a revolving credit facility that provides $375 million of capacity for working capital and other general corporate purposes and expires December 2010. The

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Senior Long-Term Debt (continued)

Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.15% at December 31, 2005) on the unused portion of the facility based on the Company’s debt to total capital ratio as calculated under the agreement. The facility replaced the Company’s previous $220 million revolving credit facility. At both December 31, 2005 and 2004, the Company had no borrowings outstanding under either of the revolving credit facilities.

At December 31, 2005, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company was not in compliance with its covenants, the Company’s access to the credit facility could be restricted. While the Company believes such events are unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity.

On August 13, 2004, the Company issued $200 million of 7.35% unsecured senior notes due August 15, 2034. Net proceeds to the Company were $196.8 million and were primarily used to repay $110.0 million outstanding under the Company’s previous revolving credit facility.

The Company’s unsecured senior notes are not redeemable or subject to any sinking fund requirements.

The estimated fair value based on quoted market prices of the Company’s senior long-term debt was approximately $647 million and $671 million at December 31, 2005 and 2004, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt as of December 31, 2005.

Years Ending December 31,	(dollars in thousands)
2006	$—
2007	73,032
2008	97,500
2009	—
2010	—
2011 and thereafter	446,665

TOTAL PRINCIPAL PAYMENTS	$617,197
Less unamortized discount	(8,252)

SENIOR LONG-TERM DEBT	$608,945

The Company paid $44.5 million, $31.4 million and $26.6 million in interest on its senior long-term debt during the years ended December 31, 2005, 2004 and 2003, respectively.

11. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

On January 8, 1997, the Company arranged the sale of $150 million of Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities) issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase the Company’s 8.71% Junior Subordinated Debentures due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The 8.71% Junior Subordinated Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the 8.71% Junior Subordinated Debentures for up to five years. The 8.71% Capital Securities and related 8.71% Junior Subordinated Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company’s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. No other subsidiary of the Company guarantees the

11. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures) (continued)

8.71% Junior Subordinated Debentures or the 8.71% Capital Securities. In the event of default under the Indenture, the Trust may not make distributions on, or repurchases of, the Trust’s common securities. During a period in which the Company elects to defer interest payments or in the event of default under the Indenture, the Company may not make distributions on, or repurchases of, the Company’s capital stock or debt securities ranking equal or junior to the 8.71% Junior Subordinated Debentures. In 2005, the Company repurchased $9.0 million of its 8.71% Junior Subordinated Debentures.

The Company paid $12.8 million, $13.1 million and $19.6 million in interest on the 8.71% Junior Subordinated Debentures during the years ended December 31, 2005, 2004 and 2003, respectively. Interest paid in 2003 included $6.5 million that was accrued at December 31, 2002. The estimated fair value based on quoted market prices of the Company’s 8.71% Junior Subordinated Debentures was approximately $150 million and $162 million at December 31, 2005 and 2004, respectively.

12. Shareholders’ Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,798,538 shares and 9,847,273 shares were issued and outstanding at December 31, 2005 and 2004, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at December 31, 2005 or 2004.

In August 2005, the Company’s Board of Directors approved the repurchase of up to $200 million of common stock pursuant to a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. In 2005, the Company repurchased 19,400 shares of common stock at a cost of $6.3 million under the Program and repurchased 30,000 shares of common stock at a cost of $9.6 million prior to the approval of the Program.

Subsequent to December 31, 2005, the Company repurchased an additional 129,200 shares of common stock at a cost of $42.4 million under the Program.

b) Net income per share is determined by dividing net income by the applicable weighted average shares outstanding.

	Years Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net income as reported	$147,915	$165,412	$123,477
Interest expense, net of tax, on convertible notes payable	2,648	1,855	2,085

Adjusted net income	$150,563	$167,267	$125,562

Basic common shares outstanding	9,827	9,849	9,842
Dilutive effect of convertible notes payable	335	335	335
Other dilutive potential common shares	9	6	19

Diluted shares outstanding	10,171	10,190	10,196

Basic net income per share	$15.05	$16.79	$12.55

Diluted net income per share	$14.80	$16.41	$12.31

Adjusted net income, diluted shares outstanding and diluted net income per share reflect the application of the if-converted method as defined in Statement No. 128, Earnings per Share, to the Company’s convertible notes payable.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Shareholders’ Equity (continued)

Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options and restricted stock.

c) The Company’s Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company’s common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan’s loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. Effective July 30, 2002, directors and executive officers may no longer obtain new loans under the plan, as required by the Sarbanes-Oxley Act. Existing loans to directors and executive officers will continue in accordance with the terms in effect on July 30, 2002. The Company has authorized 100,000 shares for purchase under this plan, of which 30,189 and 45,935 shares were available for purchase at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $17.3 million and $14.7 million, respectively.

d) The Company has three stock option or stock award plans for employees and directors: the 1986 Stock Option Plan (1986 Plan), which expired on November 3, 1996, the 2000 Octavian Stock Option Plan (Octavian Plan) and the Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan), adopted during 2003.

In connection with the acquisition of Markel International, the Company provided for the conversion of options under Markel International’s Octavian Plan into options to purchase the Company’s common shares. The Octavian Plan provides for the issuance of options to members of management of Octavian (now Markel Syndicate Management) based on profit commissions receivable by Markel Syndicate Management for the 1997 to 2000 years of account at Lloyd’s. Options issued in 2003 were issued under estimated obligations that existed at the date of the Company’s acquisition of Markel International and were not new grants. These options related to the 2000 year of account at Lloyd’s and were earned by the participants and expensed by Markel International under APB Opinion No. 25 prior to Markel International’s acquisition by the Company. The options have a nominal exercise price and all outstanding options are currently exercisable. No further options are available for issuance under the Octavian Plan. Options expire seven years from the date of issue.

Stock option transactions are summarized in the following table.

	Years Ended December 31,
	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Options outstanding at January 1	1,627	$0	15,528	$27	29,729	$39
Issued (Octavian Plan)	—	—	—	—	801	0
Exercised	(665)	0	(13,901)	30	(15,002)	55

Options outstanding and exercisable at December 31	962	$0	1,627	$0	15,528	$27

At December 31, 2004, all options under the 1986 Plan were exercised. The Company’s weighted average remaining contractual life for stock options outstanding under the Octavian Plan was 3.4 years at December 31, 2005.

12. Shareholders’ Equity (continued)

The Omnibus Incentive Plan provides for grants or awards of cash, restricted stock, restricted stock units, performance grants and other stock-based awards. The Omnibus Incentive Plan does not authorize grants of stock options. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee), and will terminate on March 5, 2013. At December 31, 2005, there were 150,000 shares reserved for issuance under the Omnibus Incentive Plan. As of December 31, 2005 and 2004, 6,000 Restricted Stock Units, as defined by the Omnibus Incentive Plan, were awarded to the Company’s non-employee directors. As of December 31, 2003, 5,000 Restricted Stock Units were awarded to the Company’s non-employee directors. At December 31, 2005, 2004 and 2003, the Company had also provided for performance-based Restricted Stock Unit awards to certain associates and executive officers. Under the terms of these awards, recipients received 5,444, 6,611 and 6,691 Restricted Stock Units based upon meeting performance conditions for 2005, 2004 and 2003, respectively, as determined by a subcommittee of the Compensation Committee. Awards granted to non-employee directors vest ratably over a five-year period from the date of grant, while awards granted to certain associates and executive officers vest at the end of the fifth year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company’s common stock for each vested Restricted Stock Unit.

The market value, at the grant date, of all Restricted Stock Units awarded for 2005, 2004 and 2003 was $1.8 million, $2.7 million and $3.0 million, respectively. The market value of the awards was recorded as unearned compensation within shareholders’ equity. Stock-based compensation expense is recognized as part of underwriting, acquisition and insurance expenses over the vesting period. Stock-based compensation expense related to Restricted Stock Units was $1.2 million in 2005, $1.2 million in 2004 and $0.4 million in 2003.

13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of net holding gains on securities arising during the period less reclassification adjustments for net gains included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense (benefit) on net holding gains or losses on securities arising during the period was $(33.2) million, $58.7 million and $65.1 million for 2005, 2004 and 2003, respectively. The related tax expense on the reclassification adjustments for net gains included in net income was $6.9 million for 2005, $1.4 million for 2004 and $15.8 million for 2003. The related tax expense (benefit) on foreign currency translation adjustments was $(5.2) million for 2005, $0.5 million for 2004 and $3.7 million for 2003.

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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2005

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Reinsurance (continued)

and 2004, balances recoverable from the Company’s ten largest reinsurers, by group, represented approximately 62% and 57%, respectively, of the reinsurance recoverable on paid and unpaid losses. At December 31, 2005, the Company’s largest reinsurance balance was due from the Munich Re Group and represented 12% of the reinsurance recoverable on paid and unpaid losses.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral from certain reinsurers, including letters of credit and trust accounts. In addition to these forms of collateral, the Company held $19.8 million and $58.5 million of cash and cash equivalents received from reinsurers as security under certain reinsurance agreements at December 31, 2005 and 2004, respectively. Amounts held related to these reinsurance agreements are available, without restriction, when the Company pays losses covered by the reinsurance agreements.

The following table summarizes the Company’s reinsurance allowance for doubtful accounts.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
REINSURANCE ALLOWANCE, BEGINNING OF YEAR	$177,441	$149,398	$128,582
Additions:
Charged to expense	29,978	19,674	15,209
Charged to other accounts	2,657	4,697	454
RITC (see note 1(a))	—	5,542	5,311

TOTAL REINSURANCE ALLOWANCE ADDITIONS	32,635	29,913	20,974

Deductions	15,739	1,870	158

REINSURANCE ALLOWANCE, END OF YEAR	$194,337	$177,441	$149,398

Amounts charged to expense in 2005, 2004 and 2003 were primarily due to the deterioration in the financial condition of certain reinsurers, most of whom no longer participate in treaties with the Company. Amounts charged to other accounts in 2004 included amounts received by the Company under a third party indemnification agreement for potentially uncollectible reinsurance recoverable on unpaid losses. In 2004 and 2003, the Company recorded a provision for reinsurance bad debts on its RITC due to exposure to reinsurers experiencing financial difficulties and reinsurance disputes in the years of account being closed.

Management believes the Company’s reinsurance allowance for doubtful accounts is adequate at December 31, 2005; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges.

The following table summarizes the effect of reinsurance on premiums written and earned.

	Years Ended December 31,
(dollars in thousands)	2005		2004		2003
	Written	Earned	Written	Earned	Written	Earned
Direct	$2,252,730	$2,272,038	$2,355,796	$2,405,687	$2,436,994	$2,341,040
Assumed	148,604	132,848	162,604	158,634	135,237	128,273
Ceded	(428,740)	(466,425)	(468,016)	(510,434)	(596,992)	(605,062)

Net Premiums	$1,972,594	$1,938,461	$2,050,384	$2,053,887	$1,975,239	$1,864,251

14. Reinsurance (continued)

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $616.5 million, $339.4 million and $278.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Ceded incurred losses and loss adjustment expenses in 2005 and 2004 included ceded losses on the 2005 Hurricanes and 2004 Hurricanes of $567.9 million and $72.9 million, respectively.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 2005, 2004 and 2003 was approximately 7%, 8% and 7%, respectively.

15. Contingencies

In late October 2005, the Company received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission (the SEC), which is conducting an inquiry into certain loss mitigation insurance products. The subpoena sought documents concerning transactions by the Company in the securities of Fairfax Financial Holdings Limited (Fairfax) and
“Non-Traditional Product” transactions between the Company and Fairfax. The Company has not historically purchased or sold finite reinsurance products or used other structures that would have the effect of discounting loss reserves. The Company fully cooperated with the SEC inquiry and believes it has provided all information requested.

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

17. Statutory Financial Information

a) The following table includes unaudited selected information for the Company’s wholly-owned domestic insurance subsidiaries as filed with state insurance regulatory authorities.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Net income	$209,645	$185,493	$136,288

Statutory capital and surplus	$1,147,519	$1,140,975	$990,418

The laws of the domicile states of the Company’s domestic insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company’s domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2005, the Company’s domestic insurance subsidiaries could pay, without prior regulatory approval, up to $225.3 million during the following 12 months under the ordinary dividend regulations.

In converting from statutory accounting principles to U.S. GAAP, typical adjustments include deferral of policy acquisition costs, differences in the calculation of deferred income taxes and the inclusion of net unrealized holding gains or losses relating to fixed maturities in shareholders’ equity. The Company does not use any permitted statutory accounting practices that are different from prescribed statutory accounting practices.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Statutory Financial Information (continued)

b) MIICL files an annual audited return with the Financial Services Authority (FSA) in the United Kingdom. Assets and liabilities reported within the annual FSA return are prepared subject to specified rules concerning valuation and admissibility.

The following table summarizes MIICL’s unaudited estimated FSA Return net income (loss) and policyholders’ surplus.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Net income (loss)	$(5,309)	$(3,454)	$7,911

Policyholders’ surplus	$288,119	$246,970	$193,977

MIICL’s ability to pay dividends is limited by applicable FSA requirements, which require MIICL to give 14 days advance notice to the FSA of its intention to declare and pay a dividend. In addition, MIICL must comply with the United Kingdom Companies Act of 1985, which provides that dividends may only be paid out of distributable profits.

18. Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets.

All investing activities are included in the Investing segment. Lines of business that have been discontinued in conjunction with acquisitions and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting.

The Company considers many factors, including the nature of the underwriting units’ insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

For 2005, 21% of the Company’s gross written premiums were foreign risks, of which 42% related to the United Kingdom. For 2004, 24% of the Company’s gross written premiums were foreign risks, of which 40% related to the United Kingdom. For 2003, 25% of the Company’s gross written premiums were foreign risks, of which 40% related to the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which gross written premiums were material. Gross written premiums are attributed to individual countries based upon location of risk.

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

The Company does not allocate assets to the Excess and Surplus Lines, Specialty Admitted and London Insurance Market operating segments for management reporting purposes. Total invested assets and the related net investment income are allocated to the Investing segment since these assets are available for payment of losses and expenses for all operating segments. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

18. Segment Reporting Disclosures (continued)

a) The following tables summarize the Company’s segment disclosures.

	Year Ended December 31, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,439,744	$318,717	$640,986	$—	$1,887	$2,401,334
Net written premiums	1,160,948	299,665	510,836	—	1,145	1,972,594
Earned premiums	1,138,525	291,273	507,518	—	1,145	1,938,461
Losses and loss adjustment expenses	674,926	147,590	443,964	—	33,503	1,299,983
Amortization and write off of policy acquisition costs	271,707	70,683	132,505	—	—	474,895
Other operating expenses	95,712	22,739	60,540	—	(3,563)	175,428

Underwriting profit (loss)	96,180	50,261	(129,491)	—	(28,795)	(11,845)

Net investment income	—	—	—	241,979	—	241,979
Net realized investment gains	—	—	—	19,708	—	19,708

Segment profit (loss)	$96,180	$50,261	$(129,491)	$261,687	$(28,795)	$249,842

Interest expense						63,842

Income before income taxes						$186,000

U.S. GAAP combined ratio(1)	92%	83%	126%	—	NM (2)	101%

	Year Ended December 31, 2004
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,478,210	$294,114	$700,002	$—	$46,074	$2,518,400
Net written premiums	1,156,044	276,363	580,730	—	37,247	2,050,384
Earned premiums	1,146,142	265,671	604,070	—	38,004	2,053,887
Losses and loss adjustment expenses	655,801	142,654	474,186	—	35,702	1,308,343
Amortization and write off of policy acquisition costs	260,130	64,381	153,898	—	8,363	486,772
Other operating expenses	82,661	20,693	75,893	—	7,431	186,678

Underwriting profit (loss)	147,550	37,943	(99,907)	—	(13,492)	72,094

Net investment income	—	—	—	204,032	—	204,032
Net realized investment gains	—	—	—	4,139	—	4,139

Segment profit (loss)	$147,550	$37,943	$(99,907)	$208,171	$(13,492)	$280,265

Interest expense						56,220

Income before income taxes						$224,045

U.S. GAAP combined ratio (1)	87%	86%	117%	—	NM (2)	96%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Segment Reporting Disclosures (continued)

	Year Ended December 31, 2003
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,520,608	$270,647	$738,443	—	$42,533	$2,572,231
Net written premiums	1,106,728	254,146	591,846	—	22,519	1,975,239
Earned premiums	1,031,652	235,275	575,116	—	22,208	1,864,251
Losses and loss adjustment expenses	629,092	137,489	394,761	—	108,180	1,269,522
Amortization and write off of policy acquisition costs	220,957	54,814	136,863	—	4,773	417,407
Other operating expenses	73,425	19,880	68,643	—	5,355	167,303

Underwriting profit (loss)	108,178	23,092	(25,151)	—	(96,100)	10,019

Net investment income	—	—	—	182,608	—	182,608
Net realized investment gains	—	—	—	45,045	—	45,045

Segment profit (loss)	$108,178	$23,092	$(25,151)	$227,653	$(96,100)	$237,672

Amortization of intangible assets						4,127
Interest expense						51,961

Income before income taxes						$181,584

U.S. GAAP combined ratio (1)	90%	90%	104%	—	NM (2)	99%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

b) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2005
Excess and Surplus Lines	$125,148	$606,480	$2,699,763
Specialty Admitted	33,110	144,724	256,475
London Insurance Market	54,071	242,533	2,077,293
Other	—	—	830,146

TOTAL	$212,329	$993,737	$5,863,677

December 31, 2004
Excess and Surplus Lines	$112,407	$613,231	$2,171,900
Specialty Admitted	31,664	136,714	244,391
London Insurance Market	57,895	262,636	1,936,420
Other	2,613	13,715	1,129,656

TOTAL	$204,579	$1,026,296	$5,482,367

18. Segment Reporting Disclosures (continued)

c) The following table reconciles segment assets to the Company’s consolidated balance sheets.

	December 31,
(dollars in thousands)	2005	2004	2003
Segment Assets:
Investing	$6,574,150	$6,316,747	$5,349,952
Other	3,239,948	3,080,839	3,182,281

TOTAL ASSETS	$9,814,098	$9,397,586	$8,532,233

d) The following table summarizes segment earned premiums by major product grouping.

(dollars in thousands)	Property	Casualty	Professional/ Products Liability	Other	Consolidated
Year Ended December 31, 2005
Excess and Surplus Lines	$146,811	$423,799	$386,097	$181,818	$1,138,525
Specialty Admitted	122,329	126,893	—	42,051	291,273
London Insurance Market	144,986	54,621	236,405	71,506	507,518
Other	—	—	—	1,145	1,145

EARNED PREMIUMS	$414,126	$605,313	$622,502	$296,520	$1,938,461

Year Ended December 31, 2004
Excess and Surplus Lines	$175,986	$446,725	$390,056	$133,375	$1,146,142
Specialty Admitted	116,273	112,337	—	37,061	265,671
London Insurance Market	204,421	63,643	260,331	75,675	604,070
Other	—	—	—	38,004	38,004

EARNED PREMIUMS	$496,680	$622,705	$650,387	$284,115	$2,053,887

Year Ended December 31, 2003
Excess and Surplus Lines	$177,008	$396,030	$359,573	$99,041	$1,031,652
Specialty Admitted	104,888	94,729	—	35,658	235,275
London Insurance Market	146,574	60,758	242,082	125,702	575,116
Other	—	—	—	22,208	22,208

EARNED PREMIUMS	$428,470	$551,517	$601,655	$282,609	$1,864,251

The Company does not manage products at this level of aggregation. The Company offers over 90 major product lines and manages these products in logical groupings within each underwriting unit.

19. Employee Benefit Plans

a) The Company maintains a defined contribution plan for its United States employees, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The Company provides another defined contribution plan for Markel International employees. This plan is in line with local market terms and conditions of employment. Expenses relating to all of the Company’s defined contribution plans were $9.5 million, $8.8 million and $7.3 million in 2005, 2004 and 2003, respectively.

b) The Terra Nova Pension Plan is a defined benefit plan which covers Markel International employees who meet the eligibility conditions set out in the plan. The plan has been closed to new participants since 2001. The cost of providing pensions for employees is charged to earnings over the average working life of employees according to actuarial recommendations. Final benefits are based on the employee’s years of credited service and the higher of pensionable compensation received in the calendar year preceding

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Employee Benefit Plans (continued)

retirement or the best average pensionable compensation received in any three consecutive years in the ten years preceding retirement. The Company uses December 31 as the measurement date for the Terra Nova Pension Plan.

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized in the accompanying consolidated financial statements of the Company.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$2,033	$2,143	$2,091
Interest cost	3,834	3,614	2,962
Expected return on plan assets	(5,117)	(4,665)	(3,488)
Amortization of unrecognized loss	1,768	1,949	2,035

NET PERIODIC BENEFIT COST	$2,518	$3,041	$3,600

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$75,439	$65,160	$51,291
Service cost	2,033	2,143	2,091
Interest cost	3,834	3,614	2,962
Benefits paid	(1,872)	(2,022)	(1,563)
Actuarial loss	12,684	1,552	3,959
Foreign exchange adjustment	(8,861)	4,992	6,420

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$83,257	$75,439	$65,160

Change in plan assets:
Fair value of plan assets at beginning of period	$67,410	$57,232	$42,838
Actual gain on plan assets	13,535	6,434	9,010
Employer contributions	1,286	1,327	1,350
Benefits paid	(1,872)	(2,022)	(1,563)
Foreign exchange adjustment	(7,801)	4,439	5,597

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$72,558	$67,410	$57,232

Funded status of the plan:
Projected benefit obligation in excess of plan assets	$(10,699)	$(8,029)	$(7,928)
Unrecognized net actuarial loss	34,039	35,376	35,100

NET PENSION ASSET	$23,340	$27,347	$27,172

Weighted average assumptions as of December 31:
Discount rate	4.9%	5.4%	5.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.8%	4.8%	4.8%

Plan assets, which consist primarily of equity securities and fixed maturities, are valued using current market quotations. The projected benefit obligation and the net periodic benefit cost are determined by independent actuaries using assumptions provided by the Company. Assumptions used to measure the projected benefit obligation include the discount rate, the expected return on plan assets and the rate of compensation increase. In determining the discount rate, the Company uses the current yield on high-quality, fixed-income investments that have maturities corresponding to the anticipated timing of estimated defined benefit payments. The Company’s discount rate approximates a corporate bond yield from a published index that includes “AA” rated bonds with maturities of 15 years or more.

19. Employee Benefit Plans (continued)

The expected return on plan assets is estimated based upon the anticipated average yield on the plan assets. Asset returns reflect management’s belief that 4.5% is a reasonable rate of return to anticipate for fixed maturities given current market conditions and future expectations. In addition, the expected return on plan assets includes an assumption that equity securities will outperform fixed maturities by approximately 4% over the long term. The rate of compensation increase is based upon historical experience and management’s expectation of future compensation.

Management’s weighted average assumptions at December 31, 2005 were used to calculate the Company’s projected benefit obligation. Management’s discount rate and rate of compensation increase assumptions at December 31, 2004 were used to calculate the net periodic benefit cost for 2005.

Although the fair value of plan assets was less than the projected benefit obligation by $10.7 million and $8.0 million at December 31, 2005 and December 31, 2004, respectively, the fair value of plan assets exceeded the plan’s accumulated benefit obligation of $70.5 million and $61.2 million, respectively. The Company expects to make plan contributions of $2.5 million in 2006. The Company’s net pension asset at December 31, 2005 and December 31, 2004 is included in other assets on the consolidated balance sheets.

The Company’s target asset allocation for the plan is 83% to 87% equity securities and 13% to 17% fixed maturities. At December 31, 2005, the actual allocation of assets in the plan was 85% equity securities and 15% fixed maturities. At December 31, 2004, the actual allocation of plan assets was 86% equity securities and 14% fixed maturities.

Investments are managed by a third-party investment manager. Equity securities are primarily invested in an index fund that is allocated 70% to shares of United Kingdom companies and 30% to companies in other markets. The primary objective of investing in this fund is to earn rates of return that are consistently in excess of inflation. Investing in equity securities, over the longer term, has provided rates of return that are significantly higher than investments in fixed maturities. As the Company’s obligations under this pension plan are expected to be paid out over a period in excess of thirty years, the Company primarily invests in equity securities. Fixed maturity investments are allocated between two index funds, one that includes United Kingdom government securities and one that includes securities issued by other foreign governments. The assets in these funds are invested to meet the Company’s obligations for current pensioners and those individuals nearing retirement. The plan does not invest in the Company’s common shares.

The benefits expected to be paid in each year from 2006 to 2010 are $1.9 million, $2.0 million, $2.1 million, $2.3 million and $2.5 million, respectively. The aggregate benefits expected to be paid in the five years from 2011 to 2015 are $15.6 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2005 and include estimated future employee service.

c) Markel Syndicate Management also provides certain Markel International employees with one of two defined benefit pension plans run in connection with the multi-employer Lloyd’s Superannuation Scheme (Markel Syndicate Management Plans). The Markel Syndicate Management Plans, which are closed to new participants, are similar in operation to the Terra Nova Pension Plan, although the benefit structure differs. Contributions to the Markel Syndicate Management Plans were $3.3 million, $0.9 million and $1.0 million in 2005, 2004 and 2003, respectively. While management considers it unlikely, in the event that other employers fail to fund their obligations under the plans, Markel Syndicate Management may be required to make up a shortfall, if any, between the assets of the plans and the projected benefit obligations.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $45,789 in 2005 and $18,946 in 2004)	$45,616	$18,942
Equity securities (cost of $129,178 in 2005 and $59,590 in 2004)	166,833	111,092
Short-term investments (estimated fair value approximates cost)	19,955	31,890

TOTAL INVESTMENTS, AVAILABLE-FOR-SALE	232,404	161,924

Cash and cash equivalents	57,986	25,824
Investments in consolidated subsidiaries	2,263,088	2,322,533
Notes receivable from subsidiaries	33,129	35,829
Other assets	65,234	33,086

TOTAL ASSETS	$2,651,841	$2,579,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Income taxes payable	$23,814	$637
Deferred income taxes	20,922	17,446
Convertible notes payable	98,891	94,817
Senior long-term debt	608,945	610,260
Junior Subordinated Deferrable Interest Debentures	141,045	150,000
Other liabilities	52,791	49,533

TOTAL LIABILITIES	946,408	922,693

TOTAL SHAREHOLDERS’ EQUITY	1,705,433	1,656,503

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,651,841	$2,579,196

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
REVENUES
Net investment income	$5,421	$1,447	$729
Dividends on common stock of consolidated subsidiaries	243,414	118,955	26,338
Net realized investment gains (losses)	263	14,711	(1,200)
Other	1,227	46	5

TOTAL REVENUES	250,325	135,159	25,872

EXPENSES
Interest	63,835	56,214	51,954
Other	48	3,582	1,856

TOTAL EXPENSES	63,883	59,796	53,810

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME TAXES	186,442	75,363	(27,938)
Equity in undistributed earnings of consolidated subsidiaries	(68,809)	78,469	129,832
Income tax benefit	(30,282)	(11,580)	(21,583)

NET INCOME	$147,915	$165,412	$123,477

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on securities, net of taxes:
Net holding gains (losses) arising during the period	$(8,939)	$25,020	$8,462
Consolidated subsidiaries’ net holding gains (losses) arising during the period	(52,816)	83,925	112,466

	(61,755)	108,945	120,928

Less reclassification adjustments for net gains (losses) included in net income	(171)	(9,562)	780
Less consolidated subsidiaries’ reclassification adjustments for net gains (losses) included in net income	(12,639)	6,872	(30,059)

	(12,810)	(2,690)	(29,279)

Net unrealized gains (losses)	(74,565)	106,255	91,649

Consolidated subsidiaries’ currency translation adjustments, net of taxes	(9,709)	1,010	6,936

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(84,274)	107,265	98,585

COMPREHENSIVE INCOME	$63,641	$272,677	$222,062

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$147,915	$165,412	$123,477
Adjustments to reconcile net income to net cash provided by operating activities	86,289	(56,299)	(114,318)

NET CASH PROVIDED BY OPERATING ACTIVITIES	234,204	109,113	9,159

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	187,419	162,592	80,658
Proceeds from maturities, calls and prepayments of fixed maturities	5,000	300	200
Cost of fixed maturities and equity securities purchased	(288,281)	(188,653)	(77,549)
Net change in short-term investments	11,935	(18,890)	(13,000)
Decrease in notes receivable due from subsidiaries	2,700	—	—
Capital contributions to subsidiaries	(57,467)	(140,424)	(149,410)
Additions to property and equipment	(20,070)	(1,884)	(2,744)
Other	(14,122)	(1,259)	2,326

NET CASH USED BY INVESTING ACTIVITIES	(172,886)	(188,218)	(159,519)

FINANCING ACTIVITIES
Additions to senior long-term debt	—	196,816	357,282
Repayments and retirement of senior long-term debt	(3,603)	(110,000)	(242,013)
Retirement of Junior Subordinated Deferrable Interest Debentures	(9,627)	—	—
Repurchases of common stock	(15,926)	(3,385)	(4)
Other	—	—	1,110

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(29,156)	83,431	116,375

Increase (decrease) in cash and cash equivalents	32,162	4,326	(33,985)
Cash and cash equivalents at beginning of year	25,824	21,498	55,483

CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,986	$25,824	$21,498

21. Derivatives

The Company occasionally enters into derivative instruments to hedge against fluctuations in foreign currency exchange rates and interest rates.

The Company has foreign exchange risk associated with its assets and liabilities and manages this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, the Company periodically purchases foreign exchange forward contracts. The Company’s forward contracts are designated as hedges of net investments in foreign operations and are recorded at fair value, with the changes in fair value recorded in currency translation adjustments as part of other comprehensive income (loss). Generally, the Company’s forward contracts have maturities of three months. At December 31, 2005, the Company had no contracts outstanding. At December 31, 2004, the Company held one contract outstanding, which matured in 2005, with a notional amount of $34.0 million and an unrealized gain of $0.3 million. Realized losses on forward contracts of $0.6 million and $3.3 million were recorded in currency translation adjustments in 2005 and 2004, respectively. The Company did not enter into any forward contracts during 2003.

The Company held $24.0 million and $17.8 million of corporate bonds with embedded put options at December 31, 2005 and 2004, respectively. These embedded derivatives are clearly and closely related to the host contracts and are not accounted for separately.

The Company had no other material derivative instruments at December 31, 2005 and 2004.

22. Sale of Subsidiary

On January 11, 2005, the Company sold its wholly-owned reinsurance subsidiary, Corifrance, to a subsidiary of Fairfax (the buyer) for approximately $57 million. Under the terms of the sales agreement, the Company agreed to indemnify the buyer through December 31, 2007 for any adverse development of loss reserves up to the purchase price. Corifrance was considered by the Company to be a non-strategic subsidiary, and its results were included in the Other segment. The gain on the sale of Corifrance was $5.5 million and was included in underwriting, acquisition and insurance expenses in the Other segment. Included in the gain was the realization of the cumulative foreign currency translation adjustment on Corifrance. The gain was partially offset by the establishment of a contingent obligation to indemnify the buyer if loss reserves prove to be deficient.

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Markel Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Markel Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

In our opinion, management’s assessment that Markel Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 20, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

February 20, 2006

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2005.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the company's internal control over financial reporting, which is included herein.

/s/ Alan I. Kirshner	/s/ Richard R. Whitt, III
Alan I. Kirshner Chairman of the Board and Chief Executive Officer	Richard R. Whitt, III Senior Vice President and Chief Financial Officer

February 20, 2006

Markel Corporation & Subsidiaries

QUARTERLY FINANCIAL INFORMATION

The following table presents the unaudited quarterly results of consolidated operations for 2005, 2004 and 2003.

(dollars in thousands, except per share amounts)	Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2005
Operating revenues	$570,179	$553,929	$496,412	$579,628
Income (loss) before income taxes	108,168	85,953	(166,595)	158,474
Net income (loss)	75,718	60,167	(111,098)	123,128
Comprehensive income (loss)	(26,123)	122,696	(142,818)	109,886
Net income (loss) per share
Basic	$7.69	$6.11	$(11.31)	$12.57
Diluted	7.47	5.95	(11.31)	12.21
Common stock price ranges
High	$373.00	$355.20	$347.00	$333.00
Low	338.30	331.70	307.50	307.41

2004
Operating revenues	$561,448	$563,248	$572,954	$564,408
Income before income taxes	62,170	86,819	7,402	67,654
Net income	42,276	59,037	13,825	50,274
Comprehensive income (loss)	94,262	(41,662)	69,834	150,243
Net income per share
Basic	$4.29	$5.99	$1.40	$5.11
Diluted	4.20	5.84	1.40	4.97
Common stock price ranges
High	$288.11	$303.45	$313.00	$365.00
Low	252.00	276.00	266.50	290.00

2003
Operating revenues	$484,057	$521,072	$515,014	$571,761
Income (loss) before income taxes	54,378	87,843	(24,676)	64,039
Net income (loss)	36,433	58,855	(16,533)	44,722
Comprehensive income (loss)	18,682	151,178	(27,723)	79,925
Net income (loss) per share
Basic	$3.70	$5.98	$(1.68)	$4.54
Diluted	3.62	5.82	(1.68)	4.44
Common stock price ranges
High	$225.00	$261.12	$279.00	$273.75
Low	201.50	221.69	252.05	240.00

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

Reinsurance recoverables recorded on insurance losses ceded to reinsurers under reinsurance contracts are also subject to estimation. In addition to the factors described above, estimates of reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurers fail to meet their obligation under the reinsurance contracts.

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $5.9 billion and reinsurance recoverable on unpaid losses of $1.8 billion at December 31, 2005. Due to inherent uncertainties in estimating these amounts, the actual ultimate amounts may differ from the

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% change in December 31, 2005 net unpaid losses and loss adjustment expenses would produce a $202 million change to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses and loss adjustment expenses in the period of the change.

Our philosophy is to establish loss reserves that are more likely redundant than deficient. This means that we seek to establish loss reserves that will ultimately prove to be adequate. Using this philosophy, loss reserves are established at management’s best estimate, which is generally higher than the actuarially calculated point estimate due to many factors. Actuarial analysis, which is based on statistical analysis, cannot fully incorporate subjective factors that affect the development of losses. Some examples of internal factors that are difficult to statistically analyze, in addition to the external factors discussed previously, include underwriting and claims handling changes. Actuarial point estimates of loss reserves are one of many factors that we consider. Our judgments and assumptions regarding these and other factors are considered along with the actuarial point estimate. At December 31, 2005, our net reserves for unpaid losses and loss adjustment expenses, which are recorded at management’s best estimate, exceeded the actuarially calculated point estimate by approximately 4.5%. This difference represents the effect of our evaluation of the subjective factors listed above, as well as our reserving philosophy, and should not be thought of as redundancy in loss reserves.

We also consider the range, or variability, of reasonably possible losses determined by company actuaries when establishing management’s best estimate for loss reserves. Using statistical models, our actuaries establish high and low ends of a range of reasonable reserve estimates for our continuing U.S. operations, which include the loss reserves held by our Excess and Surplus Lines and Specialty Admitted segments. Our actuaries have separately established high and low ends of a range of reasonable reserve estimates for Markel International and for our discontinued U.S. programs, both of which include asbestos and environmental exposures.

At December 31, 2005, we held reserves for net unpaid losses and loss adjustment expenses of $2,113.6 million for our U.S. operations. The high and low ends of the actuarial range for this business as of December 31, 2005 were $2,158.9 million and $1,836.0 million, respectively. At December 31, 2005, we held reserves for net unpaid losses and loss adjustment expenses of $1,737.6 million for Markel International. The high and low ends of the actuarial range for this business as of December 31, 2005 were $1,881.3 million and $1,517.8 million, respectively. At December 31, 2005, we held reserves for net unpaid losses and loss adjustment expenses of $188.2 million for our discontinued U.S. programs. The high and low ends of the actuarial range for this business as of December 31, 2005 were $220.9 million and $151.1 million, respectively. We caution readers not to place undue reliance on these ranges of estimates as they are only one of many points of reference used to determine management’s best estimate of ultimate losses. Readers also should note that due to the actuarial methods used to determine the separate ranges for each of these areas of our business, it is not appropriate to aggregate the high or low ends of the separate ranges to determine the high and low ends of the actuarial range on a consolidated basis.

We place less reliance on the ranges established for Market International and for our discontinued U.S. programs than on the range established for our continuing U.S. operations. At Market International, we estimate that approximately one-quarter of the exposures included in the established range are related to acquired lines of business, many of which are no longer being written, that were not subject to our underwriting discipline and controls. Additionally, asbestos and environmental exposures, which are subject to an uncertain and increasingly unfavorable legal environment, account for approximately two-thirds of the loss reserves considered in the range established for our discontinued U.S. programs.

Deferred Income Taxes

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2005, a net deferred tax asset of $134.1 million was recorded and included a valuation allowance of $44.4 million. A valuation allowance was necessary primarily due to the uncertainty of realizing a future tax benefit on pre-acquisition net operating losses at Markel International. Our net operating losses, including pre-acquisition losses, are principally attributable to Markel Capital Limited. The majority of our net operating losses can be carried forward indefinitely to offset Markel Capital Limited’s future taxable income. In recording this deferred tax asset, we have made estimates and judgments that future taxable income will be sufficient to realize the value of the net deferred tax asset. See note 7 of the notes to consolidated financial statements for a further discussion of our net operating losses and the related valuation allowance.

Goodwill

Our consolidated balance sheet as of December 31, 2005 included goodwill from acquired businesses of approximately $340 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Goodwill is tested for impairment at least annually. We completed our annual test for impairment during the fourth quarter of 2005 based upon results of operations through September 30, 2005 and determined that there was no indication of impairment.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. We compare the estimated fair value of our reporting units with their respective carrying amounts including goodwill. For this purpose, fair value refers to the amount for which the entire reporting unit may be bought or sold. The methods we use for estimating reporting unit fair values include market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. With the exception of market quotations, all of these methods involve significant estimates and assumptions.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our Business

The following discussion and analysis should be read in conjunction with Selected Financial Data, consolidated financial statements and related notes and the discussion under Risk Factors, “Critical Accounting Estimates” and “Safe Harbor and Cautionary Statement.”

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

We participate in the London Market through Markel International, which includes Markel Capital Limited and Markel International Insurance Company Limited, wholly-owned subsidiaries. Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd’s, which is managed by Markel Syndicate Management Limited, a wholly-owned subsidiary. Our London Insurance Market segment writes specialty property, casualty and marine insurance and reinsurance.

Lines of business that have been discontinued in conjunction with an acquisition and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting. This segment includes development on asbestos and environmental loss reserves and, until its sale on January 11, 2005, the results of Corifrance, a wholly-owned reinsurance subsidiary. For a discussion of our sale of Corifrance, see note 22 of the notes to consolidated financial statements.

A favorable insurance market is commonly referred to as a “hard market” within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. We believe the industry began to experience favorable conditions late in 2000, which accelerated following the significant insured losses from the terrorist attacks of September 11, 2001. The events of September 11, 2001, when combined with poor underwriting and price competition over a sustained period of time, left a number of insurance companies insolvent or with significantly depleted amounts of surplus, which created a number of opportunities for us to grow our business. As a result, demand for insurance products to manage risks accelerated, while total underwriting capacity in the marketplace decreased. In 2001, we began to re-underwrite our existing programs at higher prices to increase our confidence in the potential for underwriting profits. During 2003 and 2004, we continued to receive rate increases compared to prior years for most product lines; however, the rate of increase slowed and, in certain lines, rates declined. We continued to experience increased competition during 2005, which resulted in modest rate increases in some lines of business and declines in other lines compared to 2004. While the increased competition and deterioration in pricing over the past year has impacted our ability to grow premium volume, our commitment to disciplined underwriting remains. As a result, both new and renewal business declined in 2005. Our expectation is that competition in the property and casualty insurance industry will remain strong in 2006.

We believe that the rates currently being obtained on our books of business are at levels that support our underwriting profit targets. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. As a result, premium volume may vary when we alter our product offerings to maintain or improve our underwriting profitability.

For further discussion of our lines of business, principal products offered, distribution channels, competition and underwriting philosophy, see the discussion under Business Overview beginning on page 12.

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

Results of Operations

The following table compares the components of net income.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Underwriting profit (loss)	$(11,845)	$72,094	$10,019
Net investment income	241,979	204,032	182,608
Net realized investment gains	19,708	4,139	45,045
Amortization of intangible assets	—	—	(4,127)
Interest expense	(63,842)	(56,220)	(51,961)
Income tax expense	(38,085)	(58,633)	(58,107)

NET INCOME	$147,915	$165,412	$123,477

Net income for 2005 decreased 11% compared to 2004. Net income for 2004 increased 34% compared to 2003. The decrease in 2005 net income was primarily due to producing an underwriting loss in 2005 compared to an underwriting profit in 2004, partially offset by higher net investment income and net realized investment gains and lower income tax expense. The increase in 2004 net income was primarily due to improved underwriting results and higher net investment income partially offset by lower net realized investment gains. Each component of net income is discussed in greater detail under “Underwriting Results,” “Investment Results” and “Other Expenses.”

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Underwriting Results

Underwriting profits are a key component of our strategy to grow book value per share. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. We use underwriting profit or loss as a basis for evaluating our underwriting performance.

The following table compares selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Gross premium volume	$2,401,334	$2,518,400	$2,572,231
Net written premiums	$1,972,594	$2,050,384	$1,975,239
Net retention	82%	81%	77%
Earned premiums	$1,938,461	$2,053,887	$1,864,251
Losses and loss adjustment expenses	$1,299,983	$1,308,343	$1,269,522
Underwriting, acquisition and insurance expenses	$650,323	$673,450	$584,710
Underwriting profit (loss)	$(11,845)	$72,094	$10,019

U.S. GAAP COMBINED RATIOS (1)
Excess and Surplus Lines	92%	87%	90%
Specialty Admitted	83%	86%	90%
London Insurance Market	126%	117%	104%
Other	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	101%	96%	99%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM—Ratio is not meaningful. Further discussion of Other underwriting loss follows.

The 2005 combined ratio increased from 2004 primarily due to higher current year incurred losses and loss adjustment expenses as a result of losses sustained from Hurricanes Katrina, Rita and Wilma (the 2005 Hurricanes), which were partially offset by favorable development on prior years’ loss reserves in 2005. Our 2004 combined ratio improved from 2003 due to lower underwriting losses in our Other segment and higher underwriting profits in the Excess and Surplus Lines and Specialty Admitted segments, partially offset by a higher underwriting loss in the London Insurance Market segment compared to 2003.

The 2005 underwriting loss included $246.3 million of estimated losses, representing 12 points on the combined ratio, related to the 2005 Hurricanes compared to $79.8 million of estimated losses, representing 4 points on the combined ratio, included in the 2004 underwriting profit related to Hurricanes Charley, Frances, Ivan and Jeanne (the 2004 Hurricanes). The losses on the 2005 Hurricanes were comprised of $188.7 million of estimated net losses and $57.6 million of additional reinsurance costs. The losses on the 2004 Hurricanes were comprised of $77.5 million of estimated net losses and $2.3 million of additional reinsurance costs.

The estimated net losses on the 2005 Hurricanes were net of estimated reinsurance recoverables of $567.9 million. Both the gross and net loss estimates on the 2005 Hurricanes represented our best estimate of losses based upon the most current information available at December 31, 2005. We have used various loss estimation techniques to develop these reserves, including detailed policy level reviews and direct contact with insureds and brokers. However, reported losses and information on potential losses have come in slowly given the magnitude of loss to the insurance industry and the geographic dispersion of insured accounts. Additionally, third party catastrophe modeling software typically used to help estimate expected losses predicted significantly lower losses for these events than our estimated ultimate losses. Due to these factors, we believe our gross and net loss estimates on the 2005 Hurricanes have a high degree of volatility. While we believe our reserves for the 2005 Hurricanes as of December 31, 2005 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

Our estimated gross losses on Hurricane Katrina exceeded the coverage provided by our various reinsurance programs for this event. Therefore, any deterioration or improvement related to Hurricane Katrina losses will increase or decrease our net losses by approximately the same amount. In addition, we have provided for one reinstatement of coverage in accordance with the terms of the reinsurance contracts. Estimated gross losses from Hurricanes Rita and Wilma have utilized a portion of the reinstated policy limits. We have analyzed our potential catastrophe exposures and have purchased additional reinsurance coverage, which replaces a portion of the programs used.

The level of hurricane activity and insured losses in 2005 and 2004 was significantly more than we expected. We have reviewed the modeling tools and the underwriting guidelines and procedures we use to underwrite catastrophe-exposed business. Beginning in 2006, we will supplement the catastrophe models with additional tools. We have also instituted stricter underwriting guidelines by offering lower policy limits and raising prices for catastrophe-exposed business. In addition, we are evaluating our use of reinsurance on catastrophe-exposed books of business. These actions may reduce, possibly significantly, our writings in certain classes of catastrophe-exposed business. Prior to full implementation of these actions, we are exposed to greater catastrophe risks than previously expected.

The 2005 underwriting loss also included $50.6 million of favorable development on prior years’ losses compared to $33.9 million and $128.6 million of adverse development on prior years’ losses in 2004 and 2003, respectively. The favorable development on prior years’ losses in 2005 was primarily due to loss reserve redundancies, including $96.1 million at the Shand Professional/Products Liability unit and $30.3 million at the Markel Specialty Program Insurance unit. In 2005, the favorable development on prior years’ loss reserves was partially offset by $31.3 million of loss reserve development on asbestos and environmental exposures and related reinsurance bad debt, $35.4 million of adverse development at the Investors Brokered Excess and Surplus Lines unit and $15.4 million of increases to the reinsurance allowance for doubtful accounts. In 2004, adverse development on prior years’ loss reserves included $55.3 million at the Investors Brokered Excess and Surplus Lines unit, $30.0 million at Markel International and $19.0 million of allowances for potentially uncollectible reinsurance. These reserve increases were offset in part by favorable development on prior years’ loss reserves in 2004 of $36.0 million at the Shand Professional/Products Liability unit, $18.9 million at the Essex Excess and Surplus Lines unit and $18.1 million at the Markel Specialty Program Insurance unit. In 2003, adverse development on prior years’ loss reserves was primarily due to $91.1 million of reserve increases at the Investors Brokered Excess and Surplus Lines unit and $92.2 million of reserve increases in the Other segment, partially offset by favorable development of $27.9 million at the Shand Professional/Products Liability unit and $16.2 million at the Essex Excess and Surplus Lines unit.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Over the past three years, we have experienced significant redundancies in prior years’ loss reserves for the 2002 and 2003 accident years in all of our segments. During 2005, we saw the emergence of a similar positive trend on the 2004 accident year. The positive trend in these prior years’ loss reserves was partially the result of the more favorable rates and terms associated with a hard insurance market that began in 2000. Although the hard insurance market created expectations of improved underwriting results, the impact from this favorable environment could not be fully quantified at the time, and our initial estimates of ultimate losses for these accident years did not fully reflect this positive trend. As actual losses on these accident years have been reported, it has become more likely that the underwriting results will prove to be better than originally estimated and we have reduced prior years’ loss reserves accordingly.

While we believe that prior years’ loss reserves for the 2002 to 2004 accident years may continue to develop favorably in 2006, we caution readers not to place undue reliance on this positive trend. Beginning in 2004, we saw a softening of the insurance market and experienced a slow down in the rate of increase in prices as a result of increased competition. Competition remained strong in 2005 and prices deteriorated. Similar to the impact of the hardening of the insurance market that began in 2000 and is discussed above, the impact of the softening insurance market on our underwriting results cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. This segment-based discussion is supplemented by a summary of prior years’ loss reserve development beginning on page 90.

Excess and Surplus Lines Segment

The Excess and Surplus Lines segment’s combined ratio for 2005 was 92% (including 10 points of losses on the 2005 Hurricanes) compared to 87% (including 2 points of losses on the 2004 Hurricanes) in 2004. The impact of the increased hurricane losses during 2005 was partially offset by more favorable development of prior years’ loss reserves during 2005 compared to 2004. The 2005 combined ratio included $90.7 million of net losses and $28.4 million of additional reinsurance costs for the 2005 Hurricanes, while the 2004 combined ratio included $24.7 million of net losses and $1.2 million of additional reinsurance costs for the 2004 Hurricanes. The additional reinsurance costs, which reduced earned premiums, primarily related to reinstatement premiums paid on catastrophe reinsurance treaties. The improvement in the Excess and Surplus Lines segment’s combined ratio for 2004 compared to 2003 was primarily due to less development of prior years’ loss reserves at the Investors Brokered Excess and Surplus Lines unit and continued favorable development of prior years’ loss reserves at other operating units in this segment, partially offset by the effects of the 2004 Hurricanes and an increase in the reinsurance allowance for doubtful accounts.

In 2005, the Excess and Surplus Lines segment’s results included $66.3 million of favorable development on prior years’ loss reserves compared to $10.8 million of adverse development on prior years’ loss reserves in 2004. The improvement experienced during 2005 was primarily due to more favorable development at the Shand Professional/Products Liability unit and less adverse development at the Investors Brokered Excess and Surplus Lines unit compared to 2004.

During 2005, prior years’ loss reserves at the Investors Brokered Excess and Surplus Lines unit included $35.4 million of adverse development, of which $26.1 million related to general and products liability programs, including the California commercial and residential contractors programs, and claims handling costs associated with these and other programs. Consistent with 2004, this adverse development was primarily for the 1999 to 2002 accident years and was based upon our determination that losses on reported claims for this book of business were higher than expected. In addition to the increased severity on reported claims, we experienced a higher than expected incidence of newly reported claims.

In each of the periods presented, we have increased prior years’ loss reserves at the Investors Brokered Excess and Surplus Lines unit. During this time, actual reported claims, primarily on the 1999 to 2002 accident years, have exceeded expectations resulting in our actuaries revising their estimates of our ultimate losses at this unit. The losses experienced since 2002 have been concentrated in our casualty book of business, primarily on the general and products liability programs. In these programs, we have been adversely impacted by the geographic concentration of unfavorable litigation for construction-related exposures included in our commercial and residential contractors book of business in New York and California. As a result of these factors, the estimation of ultimate losses at this unit has been subject to greater volatility. We are closely monitoring claims processing and development patterns at this unit and no longer write contractors business in either California or New York. As a result of exiting certain books of business and re-underwriting and re-pricing the on-going casualty programs, we believe the business written at this unit since 2002 has met our underwriting profit targets. Adverse development is possible; however, we believe our December 31, 2005 reserves for loss and loss adjustment expenses at this unit are adequate.

Prior years’ loss reserves in the Excess and Surplus Lines segment also included $14.1 million and $13.0 million of development in 2005 and 2004, respectively, as a result of the deterioration in financial condition of several reinsurers who participated in reinsurance treaties covering business written in this segment. Over the past several years, large property and casualty insurance industry losses resulting from both soft market conditions in the late 1990s and from recent significant catastrophic events have negatively impacted the financial condition, liquidity and financial strength ratings of many reinsurers. As discussed in more detail under Business Overview and “Liquidity and Capital Resources,” we closely monitor exposure to credit risk under our reinsurance programs and we obtain security from our reinsurance partners in accordance with established internal guidelines.

The adverse development of prior years’ loss reserves in 2005 as discussed above was more than offset by $115.8 million of favorable development in prior years’ loss reserves at other operating units in this segment. Of this amount, $96.1 million was related to the Shand Professional/Products Liability unit. This favorable development, which included $83.8 million on the 2002 to 2004 accident years, was primarily the result of the positive effect of price increases across most product lines. The product lines which produced the majority of the redundancy at this unit were the specified medical, medical malpractice and products liability programs.

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

During 2003, a claims review completed at the Investors Brokered Excess and Surplus Lines unit highlighted case reserve estimates, primarily for general and products liability programs including commercial and residential contractors programs, that did not meet our standards. As a result, we updated our actuarial assumptions and increased losses and loss adjustment expenses, primarily for the 1997 to 2001 accident years. During 2003, adverse development of prior years’ loss reserves at the Investors Brokered Excess and Surplus Lines unit was $91.1 million. This adverse development was partially offset by $48.0 million of favorable development of prior years’ loss reserves at other units in this segment, primarily the Shand Professional/Products Liability and Essex Excess and Surplus Lines units.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Specialty Admitted Segment

The Specialty Admitted segment’s combined ratio for 2005 was 83% (including 5 points of losses on the 2005 Hurricanes) compared to 86% (including 3 points of losses on the 2004 Hurricanes) in 2004. The increased hurricane losses in 2005 were more than offset by lower current year loss ratios and greater favorable development of prior years’ loss reserves compared to 2004. The 2005 combined ratio included $14.0 million of net losses and $1.4 million of additional reinsurance costs for the 2005 Hurricanes, while the 2004 combined ratio included $8.6 million of net losses and $0.2 million of additional reinsurance costs for the 2004 Hurricanes. The 2004 Specialty Admitted segment’s combined ratio improved from 2003 primarily as a result of more favorable development on prior years’ loss reserves in 2004.

The Specialty Admitted segment’s results included $31.4 million of favorable development on prior years’ loss reserves in 2005 compared to $24.2 million and $12.3 million in 2004 and 2003, respectively. In 2005, $28.4 million of the favorable development on prior years’ losses was on the 2002 to 2004 accident years. This favorable development was primarily due to the positive effect of price increases across most product lines and lower severity on claims reported than originally anticipated. In 2005 and 2004, the majority of the redundancy in this segment was attributable to the casualty and accident and health programs at the Markel Specialty Program Insurance unit.

London Insurance Market Segment

The London Insurance Market segment’s combined ratio for 2005 was 126% (including 22 points of losses on the 2005 Hurricanes) compared to 117% (including 7 points of losses on the 2004 Hurricanes) in 2004. The impact of increased hurricane losses in 2005 was partially offset by less adverse development on prior years’ loss reserves compared to 2004. The 2005 combined ratio included $84.0 million of net losses and $27.8 million of additional reinsurance costs for the 2005 Hurricanes, while the 2004 combined ratio included $44.2 million of net losses and $0.9 million of additional reinsurance costs for the 2004 Hurricanes. The London Insurance Market segment’s improved underwriting performance, before considering the effects of the hurricanes, reflects our continued efforts to strengthen Markel International’s operating performance and financial position through a focus on expense control and underwriting discipline, which includes improved risk selection and pricing and appropriate use of reinsurance for business currently being written. While management believes that reserves for loss and loss adjustment expenses within our London Insurance Market segment will prove to be more likely redundant than deficient, adverse development is possible.

The London Insurance Market segment’s combined ratio for 2004 included $30.0 million of loss reserve increases for adverse development on the 1997 to 2001 accident years for U.S. casualty reinsurance, financial institution risks and professional indemnity and general liability exposures, most of which are no longer written. The $30.0 million of prior years’ loss reserve development was identified as part of a claims review completed in early 2004, which indicated that these lines of business were taking longer to develop than previously estimated. The prolonged development pattern for the 1997 to 2001 accident years was primarily due to the soft insurance market conditions at that time and a higher than expected frequency of new claims reported.

During 2003, our international operations experienced approximately $35.0 million of adverse development on prior years’ loss reserves. This adverse development, primarily on the 1997 to 2001 accident years, was related to a number of items including loss reserve increases for directors’ and officers’ liability, financial institution risks, medical malpractice and general liability exposures, as well as provisions for coverage disputes with insureds. As certain of these exposures were written by continuing underwriting divisions at Markel International, $15.0 million of the increase in prior years’ loss reserves was attributed to programs within the London Insurance Market segment and the remaining $20.0 million was attributed to discontinued programs included in the Other segment.

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

The Other segment produced an underwriting loss of $28.8 million in 2005 compared to an underwriting loss of $13.5 million in 2004. The underwriting loss for 2005 included $31.3 million of loss reserve development on asbestos and environmental exposures including related reinsurance bad debt. The increase in asbestos and environmental reserves was a result of the completion of our annual review of these exposures. In 2004, the underwriting loss for the Other segment included $6.0 million of allowances for financially weak reinsurers and for collection disputes. In 2003, the underwriting loss for the Other segment included $92.2 million of prior years’ loss reserve increases on discontinued lines of business primarily due to $55.0 million of reserve increases for asbestos and environmental exposures. The remaining $37.2 million of adverse development consisted of $20.0 million of reserve increases for professional indemnity and general liability programs, $13.0 million of reserve increases for reinsurance costs and collection disputes and $4.2 million of run off costs.

Bankruptcies of asbestos defendants coupled with significant increases in the number of claims from exposed, but not ill, individuals continue to increase the insurance industry’s asbestos exposures. Each year we complete an actuarial review of our asbestos and environmental exposures. We completed this year’s review of asbestos and environmental loss reserves for both our U.S. and international operations during the third quarter of 2005. During our 2005 review, we noted an increase in the severity of losses on reported claims, which caused us to increase our estimate of ultimate loss reserves for asbestos and environmental exposures. The increase in the allowance for potentially uncollectible reinsurance was required to provide for potential collection disputes with reinsurers and to increase reserves for financially weak or insolvent reinsurers. No adjustments to loss reserves resulted from the 2004 review. In 2003, the increase in reserves for asbestos and environmental exposures reflected a higher than expected incidence of new claims and adverse appellate and bankruptcy court decisions. As a result of the 2003 asbestos and environmental review and these unfavorable litigation trends, we determined that it was appropriate to increase prior years’ loss reserves. The need to increase asbestos loss reserves in two of the past three years demonstrates that asbestos and environmental reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future. We have established asbestos and environmental reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years. See note 8 of the notes to consolidated financial statements for a further discussion of our exposures to asbestos and environmental claims.

In each of the past three years, we have increased prior years’ reserves in this segment to provide reserves for additional reinsurance costs related to run off from discontinued programs, financially weak reinsurers and collection disputes with reinsurers. We have implemented policies to reduce our reliance on reinsurance in the future, but must still account for and collect reinsurance for business written prior to the acquisitions of Gryphon and Markel International. Deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges, which would adversely impact our results of operations and financial condition.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following tables summarize the increases (decreases) in prior years’ loss reserves by segment, as discussed above.

	Year Ended December 31, 2005
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
Brokered Excess & Surplus Lines	35.4	—	—	—	$35.4
Professional/Products Liability	(96.1)	—	—	—	(96.1)
Specialty Program Insurance	—	(30.3)	—	—	(30.3)
Asbestos exposures(1)	—	—	—	31.3	31.3
Allowance for reinsurance recoverables	14.1	—	—	1.3	15.4
Net other prior years’ (redundancy) deficiency	(19.7)	(1.1)	14.5	—	(6.3)

INCREASE (DECREASE)	(66.3)	(31.4)	14.5	32.6	$(50.6)

	Year Ended December 31, 2004
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
Brokered Excess & Surplus Lines	55.3	—	—	—	$55.3
Professional/Products Liability	(36.0)	—	—	—	(36.0)
Essex Excess & Surplus Lines	(18.9)	—	—	—	(18.9)
Specialty Program Insurance	—	(18.1)	—	—	(18.1)
U.S. casualty reinsurance and financial institution risks	—	—	10.0	—	10.0
Professional indemnity and general liability	—	—	20.0	—	20.0
Allowance for reinsurance recoverables	13.0	—	—	6.0	19.0
Net other prior years’ (redundancy) deficiency	(2.6)	(6.1)	7.2	4.1	2.6

INCREASE (DECREASE)	10.8	(24.2)	37.2	10.1	$33.9

(1)	Asbestos exposures include related allowances for reinsurance bad debt.

	Year Ended December 31, 2003
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
Brokered Excess & Surplus Lines	91.1	—	—	—	$91.1
Professional/Products Liability	(27.9)	—	—	—	(27.9)
Essex Excess & Surplus Lines	(16.2)	—	—	—	(16.2)
Asbestos exposures(1)	—	—	—	55.0	55.0
Professional indemnity and general liability	—	—	15.0	20.0	35.0
Allowance for reinsurance recoverables	—	—	—	13.0	13.0
Net other prior years’ (redundancy) deficiency	(3.9)	(12.3)	(9.4)	4.2	(21.4)

INCREASE (DECREASE)	43.1	(12.3)	5.6	92.2	$128.6

(1)	Asbestos exposures include related allowances for reinsurance bad debt.

Premiums

The following table summarizes gross premium volume by underwriting segment.

GROSS PREMIUM VOLUME	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Excess and Surplus Lines	$1,439,744	$1,478,210	$1,520,608
Specialty Admitted	318,717	294,114	270,647
London Insurance Market	640,986	700,002	738,443
Other	1,887	46,074	42,533

TOTAL	$2,401,334	$2,518,400	$2,572,231

Excess and Surplus Lines Segment

Excess and Surplus Lines segment gross premium volume decreased 3% in both 2005 and 2004 compared to 2004 and 2003, respectively. The decline in gross premium volume in both 2005 and 2004 was primarily due to increased competition across all units in this segment and lower premium writings at the Investors Brokered Excess and Surplus Lines unit as a result of the re-underwriting and exiting of certain books of business. In late 2003, submission activity began to slow or decline in certain lines of business within the Excess and Surplus Lines segment, most notably the property programs where we experienced increased competition. This trend continued in 2004 and 2005 and impacted additional lines of business, including many of our professional liability programs. We anticipate pricing competition to extend into 2006.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Specialty Admitted Segment

Specialty Admitted segment gross premium volume increased 8% in 2005 compared to 2004. The increase in 2005 was primarily due to growth in premium volume in the Markel Risk Solutions facility and the accident and health division at the Markel Specialty Program Insurance unit. The 9% increase in gross premium volume for 2004, compared to 2003, was primarily due to growth in premium volume in the Markel Risk Solutions facility and the motorcycle program at the Markel American Specialty Personal and Commercial Lines unit. For both 2005 and 2004, premium growth in the above programs was attributed to higher policy counts resulting from higher submissions due in part to agency relationships and successful marketing efforts.

London Insurance Market Segment

London Insurance Market segment gross premium volume decreased 8% in 2005 compared to 2004. The 2005 decrease in gross premium volume was primarily due to our decision to withdraw from the aviation insurance market in late 2004 and increased competition experienced throughout 2005, primarily in the Professional Indemnity and Non-Marine Property divisions. In 2004, London Insurance Market segment gross premium volume declined 5% compared to 2003. Had the currency exchange rate of United States Dollars and United Kingdom Sterling remained constant in 2004, the decline in gross premium volume would have been 10%. The currency exchange rate did not have a material impact in 2005, as the average exchange rate for these currencies in 2005 approximated 2004. The decline in 2004 was primarily due to the withdrawal from various programs, including motor and aviation, and lower prior years’ premium writings in 2004 compared to 2003. The Aviation division accounted for $26.9 million, or less than 4%, of the 2004 gross premium volume for this segment. The decision to withdraw from the aviation insurance market was primarily due to pricing pressures following increased competition in the London market.

Other Segment

Other gross premium volume in 2004 and 2003 consisted primarily of writings at Corifrance, which was sold in January 2005.

The following table summarizes net written premiums by underwriting segment.

NET WRITTEN PREMIUMS	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Excess and Surplus Lines	$1,160,948	$1,156,044	$1,106,728
Specialty Admitted	299,665	276,363	254,146
London Insurance Market	510,836	580,730	591,846
Other	1,145	37,247	22,519

TOTAL	$1,972,594	$2,050,384	$1,975,239

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Our net retention of gross premium volume was 82% in 2005 compared to 81% in 2004 and 77% in 2003. Net written premiums for 2005 were reduced by $57.6 million of additional reinsurance costs resulting from the 2005 Hurricanes. As a result of these additional reinsurance costs, our net retention of gross premium volume was reduced by 3% in 2005. In 2004, net written premiums were reduced by $2.3 million of additional reinsurance costs resulting from the 2004 Hurricanes. These costs did not materially impact our 2004 retentions. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business. The increase in retention in both 2005 and 2004 was primarily due to purchasing lower amounts of reinsurance in the Excess and Surplus Lines and London Insurance Market segments, as well as a shift in product mix toward products that require less reinsurance protection.

The following table summarizes earned premiums by underwriting segment.

EARNED PREMIUMS	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Excess and Surplus Lines	$1,138,525	$1,146,142	$1,031,652
Specialty Admitted	291,273	265,671	235,275
London Insurance Market	507,518	604,070	575,116
Other	1,145	38,004	22,208

TOTAL	$1,938,461	$2,053,887	$1,864,251

Excess and Surplus Lines earned premiums declined 1% in 2005 compared to an increase of 11% in 2004. Earned premiums in 2005 were reduced by $28.4 million of additional reinsurance costs resulting from the 2005 Hurricanes compared to a reduction in 2004 earned premiums of $1.2 million for additional reinsurance costs resulting from the 2004 Hurricanes. Before considering the effects of the hurricanes, the growth in Excess and Surplus Lines earned premiums in both 2005 and 2004 reflected higher net written premiums over the past several years at most of our Excess and Surplus Lines units.

Specialty Admitted earned premiums increased 10% in 2005 and 13% in 2004. The increase in both years was primarily due to higher gross premium volume in existing lines of business and growth in new programs over the past several years. Earned premiums in 2005 were reduced by $1.4 million of additional reinsurance costs resulting from the 2005 Hurricanes compared to a reduction in 2004 earned premiums of $0.2 million for additional reinsurance costs resulting from the 2004 Hurricanes.

London Insurance Market earned premiums decreased 16% in 2005 compared to an increase of 5% in 2004. Earned premiums in 2005 were reduced by $27.8 million of additional reinsurance costs resulting from the 2005 Hurricanes compared to a reduction in 2004 earned premiums of $0.9 million for additional reinsurance costs on the 2004 Hurricanes. In addition to the effects of the hurricanes, the decline in 2005 earned premiums was the result of lower net written premiums over the past two years primarily due to increased competition and exiting certain programs in the London market.

Other earned premiums declined in 2005 due to the sale of Corifrance in January 2005. Other earned premiums increased in 2004 primarily due to growth in net written premiums resulting from greater premium volume, higher net retentions and the effects of foreign currency.

Markel Corporation & Subsidiaries

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Results

Our business strategy recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. We believe it is important to evaluate investment performance by measuring total investment return. Total investment return includes items that impact net income, such as net investment income and realized investment gains or losses, as well as changes in unrealized holding gains or losses, which do not impact net income. Our focus on long-term total investment return results in variability in the level of realized and unrealized investment gains or losses from one period to the next. Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Net investment income	$241,979	$204,032	$182,608
Net realized investment gains	$19,708	$4,139	$45,045
Increase (decrease) in net unrealized holding gains	$(114,717)	$163,470	$140,999
Investment yield(1)	3.8%	3.6%	3.8%
Taxable equivalent total investment return, before foreign currency effect	2.9%	6.6%	8.3%
Taxable equivalent total investment return(2)	1.5%	7.9%	10.5%
Ending portfolio balance	$6,574,150	$6,316,747	$5,349,952

(1)	Investment yield reflects net investment income as a percentage of average invested assets.

(2)	Taxable equivalent total investment return includes net investment income, realized investment gains or losses, the change in market value of the investment portfolio and the effect of foreign exchange movements during the period as a percentage of average invested assets. Tax-exempt interest and dividend payments are grossed up using the U.S. corporate tax rate to reflect an equivalent taxable yield.

Investments and cash and cash equivalents (invested assets) grew approximately 4% in 2005 as compared to 18% in 2004 and 24% in 2003. The increase in the investment portfolio in 2005 was primarily due to cash flows from operations of $551.3 million partially offset by a decline in net unrealized holding gains of $114.7 million. The increase in the investment portfolio in 2004 was primarily due to cash flows from operations of $690.7 million and an increase in net unrealized holding gains of $163.5 million.

Net investment income for 2005 increased 19% compared to 2004. The increase in 2005 was due to higher invested assets and higher investment yields than in 2004. The investment yield for 2005 reflects the impact of rising interest rates experienced within the fixed income market during the year. Net investment income for 2004 increased 12% from 2003. The increase in 2004 was due to higher invested assets partially offset by lower investment yields.

Net realized investment gains in 2005 were primarily related to equity securities that were sold either because of merger and acquisition activity by the underlying company or based upon our belief that the securities did not have the desired potential for further appreciation. Net realized investment gains in 2004 and 2003 were primarily attributed to sales of fixed maturities and were the result of our efforts to manage interest rate volatility and our decision to sell certain government securities and buy higher yielding fixed income investments, including tax-exempt municipal bonds. Interest rate volatility influences the market values of fixed maturities and equity investments. In 2004, interest rates declined less than in 2003, consequently, there were fewer opportunities to realize gains on the sale of fixed maturities. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

We recognized $17.9 million, $42.6 million and $46.4 million of gross realized losses on our fixed maturities and equity securities for the years ended December 31, 2005, 2004 and 2003, respectively. Proceeds received on securities sold at a loss were $1.1 billion in 2005, $1.5 billion in 2004 and $1.2 billion in 2003.

Approximately 93% of the gross realized losses in 2005 related to securities that had been in a continuous unrealized loss position for less than one year. For each of the last three years, gross realized losses were primarily recognized on fixed maturities that were sold to reallocate capital to other investments with greater potential for long-term investment returns. Additionally, our efforts to manage against interest rate volatility resulted in the recognition of gross realized losses as we attempt to maintain the duration on our portfolio and purchase more high-credit quality investments. In 2005, we did not recognize any write downs for other-than-temporary declines in the estimated fair market value of securities.

Approximately 81% of the gross realized losses in 2004 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses for 2004 included $20.3 million of write downs for other-than-temporary declines in estimated fair market value for four securities. The most significant write down, representing approximately 83% of our total write downs for the year, was for an equity security of a risk and insurance services firm, which at the time of write down was under government investigation.

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

The decrease in net unrealized holding gains during 2005 was due to the decline in market value of both our fixed maturity and equity security portfolios. The decline in market value for fixed maturities was primarily due to the increase in interest rates during 2005. The decline in market value for equity securities was due in part to our focus on large cap value stocks, including our investment concentration in the property and casualty insurance industry discussed in more detail under “Market Risk Disclosures,” which experienced pricing pressure in 2005. The increase in net unrealized holding gains during both 2004 and 2003 was primarily due to appreciation in our equity securities.

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

At December 31, 2005 and 2004, we held securities with gross unrealized losses of $51.0 million and $10.5 million, respectively. Gross unrealized losses at both December 31, 2005 and 2004 were less than 1% of our total invested assets. At December 31, 2005 and 2004, all of these securities were reviewed and we believe there were no indications of impairment. See note 2(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

Other Expenses

Intangible assets other than goodwill were fully amortized as of June 30, 2003. Amortization of intangible assets was $4.1 million in 2003.

Interest expense was $63.8 million in 2005 compared to $56.2 million in 2004 and $52.0 million in 2003. The increase in 2005 and 2004 was primarily due to the August 2004 issuance of $200 million of 7.35% unsecured senior notes, due August 15, 2034.

We reported an effective tax rate of 20% in 2005 compared to 26% in 2004 and 32% in 2003. During 2005, our 2001 federal income tax year was closed to audit and management determined that tax liabilities were $2.5 million less than previously estimated. This reduction in estimated tax liabilities was recognized as a tax benefit during 2005. Before considering this benefit, the estimated annual effective tax rate was 22% for the year ended December 31, 2005. During 2004, our 2000 federal income tax year was closed to audit. As a result, we recognized a tax benefit of $4.1 million. Excluding the benefit, our estimated annual effective tax rate was 28% for the year ended December 31, 2004. The effective tax rate in both years differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. See note 7 of the notes to consolidated financial statements for a discussion of factors affecting the realization of our gross deferred tax assets.

Comprehensive Income

We reported comprehensive income of $63.6 million in 2005 compared to comprehensive income of $272.7 million in 2004 and $222.1 million in 2003. The decrease in 2005 was primarily due to a decline in the market value of the investment portfolio during 2005 compared to an increase in the market value of the investment portfolio during 2004. The improvement in 2004 was primarily due to higher net income as a result of an increase in underwriting profits compared to 2003.

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

The first line of the following table shows our net reserves for losses and loss adjustment expenses restated for commutations, acquisitions, dispositions and other items including the impact of changes in foreign currency rates. This restatement is accomplished by adjusting the reserves for losses and loss adjustment expenses as originally estimated at the end of each year and all prior years for reserves either reassumed from reinsurers or ceded back to cedents through reinsurance commutation agreements. Adjustments are also made for insurance company acquisitions or dispositions completed in recent years and for the effects of changes in foreign currency rates since the reserves for losses and loss adjustment expenses were originally estimated.

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the 2000 liability for losses and loss adjustment expenses at the end of 2000 for 2000 and all prior years, adjusted for commutations, acquisitions, dispositions, and other, was originally estimated to be $2,097.9 million. Five years later, as of December 31, 2005, this amount was re-estimated to be $2,814.7 million, of which $1,867.7 million had been paid, leaving a reserve of $947.0 million for losses and loss adjustment expenses for 2000 and prior years remaining unpaid as of December 31, 2005.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table represents the development of reserves for loss and loss adjustment expenses for the period 1995 through 2005.

(dollars in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Net reserves, end of year, restated for commutations, acquisitions, dispositions and other	$1,072.7	1,196.6	1,364.4	1,597.7	1,977.4	2,097.9	2,418.7	2,869.7	3,309.0	3,698.1	4,039.4

Paid (cumulative) as of:
One year later	124.5	146.7	161.1	248.7	550.5	607.7	647.7	702.1	679.6	717.2
Two years later	227.6	266.2	345.1	576.2	908.3	1,030.3	1,169.7	1,214.1	1,194.1
Three years later	305.2	399.5	539.6	836.2	1,179.8	1,410.8	1,536.2	1,615.7
Four years later	399.7	528.6	667.2	1,001.6	1,421.2	1,646.3	1,840.2
Five years later	495.6	619.9	782.6	1,123.2	1,559.0	1,867.7
Six years later	584.8	698.3	856.6	1,214.7	1,711.7
Seven years later	645.1	752.3	921.7	1,295.8
Eight years later	690.3	804.2	983.9
Nine years later	732.2	857.5
Ten years later	763.2

Reserves re-estimated as of:
One year later	1,040.2	1,162.3	1,318.7	1,550.9	1,981.6	2,227.1	2,541.5	2,987.8	3,340.2	3,647.5
Two years later	1,013.5	1,138.3	1,282.5	1,544.3	2,075.6	2,341.1	2,722.7	3,181.1	3,363.4
Three years later	996.4	1,107.6	1,252.9	1,585.9	2,158.8	2,518.4	2,974.3	3,257.7
Four years later	981.0	1,060.5	1,281.1	1,637.6	2,290.1	2,725.8	3,093.4
Five years later	938.3	1,087.1	1,328.0	1,732.2	2,352.5	2,814.7
Six years later	975.1	1,133.1	1,399.9	1,786.7	2,424.6
Seven years later	1,013.0	1,202.1	1,389.9	1,831.6
Eight years later	1,074.6	1,215.5	1,417.0
Nine years later	1,085.3	1,243.0
Ten years later	1,119.9

Net cumulative redundancy (deficiency)	$(47.2)	(46.4)	(52.6)	(233.9)	(447.2)	(716.8)	(674.7)	(388.0)	(54.4)	50.6

Cumulative %	(4%)	(4%)	(4%)	(15%)	(23%)	(34%)	(28%)	(14%)	(2%)	1%

Gross reserves, end of year, restated for commutations, acquisitions, dispositions and other	$1,507.7	1,667.9	1,892.4	2,189.9	2,660.5	3,052.7	3,781.6	4,404.6	4,826.7	5,230.3	5,863.7
Reinsurance recoverable, restated for commutations, acquisitions, dispositions and other	435.0	471.3	528.0	592.2	683.1	954.8	1,362.9	1,534.9	1,517.7	1,532.2	1,824.3

Net reserves, end of year, restated for commutations, acquisitions, dispositions and other	$1,072.7	1,196.6	1,364.4	1,597.7	1,977.4	2,097.9	2,418.7	2,869.7	3,309.0	3,698.1	4,039.4

Gross re-estimated reserves	1,722.5	1,917.1	2,169.9	2,783.6	3,722.0	4,432.6	4,916.4	4,908.0	4,863.5	5,080.9
Re-estimated recoverable	602.6	674.1	752.9	952.0	1,297.4	1,617.9	1,823.0	1,650.3	1,500.1	1,433.4

Net re-estimated reserves	$1,119.9	1,243.0	1,417.0	1,831.6	2,424.6	2,814.7	3,093.4	3,257.7	3,363.4	3,647.5

Gross cumulative redundancy (deficiency)	$(214.8)	(249.2)	(277.5)	(593.7)	(1,061.5)	(1,379.9)	(1,134.8)	(503.4)	(36.8)	149.4

Net cumulative redundancy (deficiency) represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 2000 liability for losses and loss adjustment expenses developed a $716.8 million deficiency from December 31, 2000 to December 31, 2005. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. The gross cumulative redundancy for 2004 and prior years are presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance. The net and gross cumulative redundancies as of December 31, 2005 for 2004 and prior years were primarily due to redundancies that developed during 2005 at our domestic insurance companies, most notably the Shand Professional/Products Liability and Markel Specialty Program Insurance units, on the 2002 to 2004 accident years. See “Underwriting Results” for further discussion of changes in prior years’ loss reserves.

See note 8 of the notes to consolidated financial statements and the discussion under “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity And Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. For purposes of calculating our debt to total capital ratio, we consider the 8.71% Junior Subordinated Debentures as 100% equity due to the equity-like features of these instruments. We have the option to defer interest payments for up to five years and the 8.71% Junior Subordinated Debentures mature in 2046. Calculated in this manner, our debt to total capital ratio was 28% in both 2005 and 2004 (33% in 2005 and 34% in 2004 treating the 8.71% Junior Subordinated Debentures as debt). From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt.

In order to maintain prudent levels of liquidity, we seek to maintain invested assets at our holding company (Markel Corporation) of at least two times annual interest expense. At December 31, 2005, Markel Corporation held $290.4 million of invested assets, which approximated 4.5 times annual interest expense. Holding company invested assets at December 31, 2005 exceeded our target level primarily due to $179.1 million of dividends received during 2005 from our domestic insurance subsidiaries and the desire to retain holding company liquidity in anticipation of our investment in First Market Bank.

In August 2005, our Board of Directors approved the repurchase of up to $200 million of common stock pursuant to a share repurchase program (the Program). Under the Program, we may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. Subsequent to December 31, 2005, we have utilized $42.4 million of Markel Corporation’s invested assets to repurchase 129,200 shares of our common stock.

Our insurance operations collect premiums and pay current claims, reinsurance costs and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. Short-term investments held by our insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses. As a holding company, Markel Corporation receives cash from its subsidiaries as

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

reimbursement for operating and other administrative expenses it incurs. The reimbursements are made within the guidelines of various management agreements between the holding company and its subsidiaries.

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Pursuant to such laws, at December 31, 2005, our domestic insurance subsidiaries could pay dividends of $225.3 million during the following twelve months without prior regulatory approval. There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay. In general, we must provide 14 days advance notice to the Financial Services Authority prior to receiving dividends from our foreign insurance subsidiaries.

Net cash provided by operating activities decreased to $551.3 million in 2005 from $690.7 million in 2004 and $631.5 million in 2003. The decrease in 2005 was primarily due to a decline in premium volume, larger claim payments on hurricane losses and higher commutation payments compared to 2004.

Reinsurance commutations involve the termination of ceded or assumed reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers. Our commutation strategy related to assumed reinsurance contracts is to reduce our loss exposure to long-tailed liabilities assumed under reinsurance agreements entered into prior to our acquisition of Markel International when underwriting standards were not subject to the same discipline and controls in place today. We will continue to pursue commutations when we believe they meet our objectives.

Invested assets increased to $6.6 billion at December 31, 2005 from $6.3 billion at December 31, 2004. The increase in invested assets was primarily due to our 2005 net cash provided by operating activities partially offset by a decline in net unrealized holding gains in 2005. See note 2(f) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash used by financing activities was $29.2 million for the year ended December 31, 2005 compared to net cash provided by financing activities of $83.4 million and $116.4 million for the years ended December 31, 2004 and 2003, respectively. During 2005, $15.9 million of cash was used to repurchase shares of our common stock and $ 13.2 million of cash was used to retire a portion of both our outstanding senior long-term debt and our Junior Subordinated Deferrable Interest Debentures. The net cash provided by financing activities during 2004 and 2003 was primarily due to debt issuances in those years.

Reinsurance recoverable on paid and unpaid losses was $1.9 billion at December 31,2005 compared to $1.8 billion at December 31, 2004. The increase is primarily the result of $567.9 million of estimated reinsurance recoverables on the 2005 Hurricanes partially offset by other decreases in 2005 including the impact of our increased retention of gross written premiums, aggressive collection of paid losses recoverable and several large ceded reinsurance commutations.

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial conditions of our reinsurers and we assess our concentration of credit risk on a regular basis. At December 31, 2005, our reinsurance recoverable balance for the ten largest reinsurers was $1.2 billion, representing 62% of our consolidated balance. Of the amounts due from the ten largest reinsurers, 90% was due from reinsurers rated "A" or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $447.8 million at December 31, 2005, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. See note 14 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that reinsurance recoverable balances are collectible, deterioration in reinsurers’ ability to pay or collection disputes could adversely affect our operating cash flows, financial position and results of operation.

The following table reconciles reserves for reported claims (case reserves) and reserves for claims incurred but not reported (IBNR reserves), by operating segment, to unpaid losses and loss adjustment expenses reported in our consolidated financial statements.

(dollars in thousands)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Consolidated
December 31, 2005
Case reserves	$855,580	97,464	1,160,175	589,618	$2,702,837
IBNR reserves	1,844,183	159,011	917,118	240,528	3,160,840

TOTAL	$2,699,763	256,475	2,077,293	830,146	$5,863,677

December 31, 2004
Case reserves	$666,078	77,226	1,057,885	818,224	$2,619,413
IBNR reserves	1,505,822	167,165	878,535	311,432	2,862,954

TOTAL	$2,171,900	244,391	1,936,420	1,129,656	$5,482,367

At December 31, 2005, unpaid losses and loss adjustment expenses increased 7% compared to 2004. IBNR reserves increased to 54% of total unpaid losses and loss adjustment expenses at December 31, 2005 compared to 52% in 2004. These increases were primarily related to the Excess and Surplus Lines segment as a result of the estimated losses on the 2005 Hurricanes. In the London Insurance Market and Other segments, IBNR reserves represented 44% and 29%, respectively, of the segments’ total unpaid losses and loss adjustment expenses at December 31, 2005. IBNR reserves were a smaller percentage of total unpaid losses and loss adjustment expenses in the London Insurance Market segment than on a consolidated basis because we have significantly reduced premium writings since we acquired Markel International. In the Other segment, IBNR reserves were a smaller percentage of total unpaid losses and loss adjustment expenses because we discontinued writing business for product lines included in this segment several years ago and unreported claims are significantly lower as a result. See note 8 of the notes to consolidated financial statements and “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

The following table summarizes our contractual cash payment obligations at December 31, 2005.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Convertible notes payable	$100,683	100,683	—	—	—
Senior long-term debt	617,197	—	170,532	—	446,665
8.71% Junior Subordinated Debentures	141,045	—	—	—	141,045
Operating leases	100,626	13,515	26,631	23,935	36,545
Unpaid losses and loss adjustment expenses (estimated)	5,863,677	1,730,625	1,990,360	1,007,832	1,134,860

TOTAL	$6,823,228	1,844,823	2,187,523	1,031,767	1,759,115

See notes 5, 8, 9, 10 and 11 of the notes to consolidated financial statements for further discussion of these obligations. Holders of the convertible notes payable may require us to repurchase these obligations on June 5, 2006.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Effective April 1, 2005, the convertible notes payable became convertible because the closing price of our common shares exceeded the conversion trigger price of $336.49 for at least 20 of the last 30 consecutive trading days in the quarter ended March 31, 2005. None of our convertible notes payable have been converted as of December 31, 2005; however, holders may convert these notes payable at any time through June 4, 2031. Approximately 335,000 shares would be issued if all of the convertible notes payable were to be converted. If our convertible notes payable are converted into common shares, there will be no cash payment obligation. If our convertible notes payable are not converted, holders may require us to repurchase some or all of our convertible notes payable on June 5, 2006 for up to $100.7 million. We believe it is unlikely that holders will elect to tender the convertible notes payable for repurchase at June 5, 2006 unless the price of our common shares falls below $300 per share. We may also elect to redeem these notes for cash on or after June 5, 2006 at their accreted value. See note 9 of the notes to consolidated financial statements for further discussion of our convertible notes payable.

Senior long-term debt, excluding unamortized discount, was $617.2 million and $620.5 million at December 31, 2005 and 2004, respectively. During 2005, we replaced our $220 million revolving credit facility with a $375 million revolving credit facility that expires in December 2010. The new facility was obtained with more favorable terms and conditions and provides capacity for working capital and other general corporate purposes. As of December 31, 2005 and 2004, there were no amounts outstanding under either of the revolving credit facilities.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2005. To the extent that we are not in compliance with our covenants, our access to the credit facility could be restricted. While we believe such action is unlikely, the inability to access the credit facility could adversely affect our liquidity. See note 10 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

During 2004, we issued $200 million of 7.35% unsecured senior notes due August 15, 2034. Net proceeds were $196.8 million and were primarily used to repay $110.0 million outstanding under our revolving credit facility.

Reserves for unpaid losses and loss adjustment expenses represent future, contractual obligations associated with insurance and reinsurance contracts issued to our policyholders. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2005. Payment patterns for losses and loss adjustment expenses were based upon paid development factors over the past 10 years for each of our insurance subsidiaries. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the table.

At December 31, 2005, we had $1.6 billion of invested assets held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of a default on our obligations. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 2(f) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

We have agreed to make a minority investment in common and preferred equity of First Market Bank, a thrift institution. The transaction is contingent upon customary closing conditions, including regulatory approvals, and is expected to close in 2006.

Our insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC’s requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2005, the capital and surplus of each of our domestic insurance subsidiaries was above the minimum regulatory threshold.

Capital adequacy of our international insurance subsidiaries is regulated by the Financial Services Authority and the Council of Lloyd’s. At December 31, 2005, the capital and surplus of each of our international insurance subsidiaries was above the minimum regulatory thresholds.

We have access to various capital sources including dividends from insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

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

The estimated fair value of our investment portfolio at December 31, 2005 and 2004 was $6.6 billion and $6.3 billion, respectively. At both December 31, 2005 and 2004, 79% of our investment portfolio was invested in fixed maturities, short-term investments and cash and cash equivalents, and 21% was invested in equity securities.

Equity Price Risk

We invest shareholder funds in equity securities, which have historically produced higher long-term returns relative to fixed maturities. We seek to invest in profitable companies, with honest and talented managers, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term. This focus on long-term total investment return may result in variability in the level of net unrealized holding gains from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes. See note 2(a) of the notes to consolidated financial statements for disclosure of gross unrealized gains and losses by investment category.

At December 31, 2005, our equity portfolio was concentrated in terms of the number of issuers and industries. At December 31, 2005, our ten largest equity holdings represented $711.3 million, or 52%, of the equity portfolio. Investments in the property and casualty insurance industry represented $543.9 million, or 39%, of the equity portfolio at December 31, 2005. Such concentrations can lead to higher levels of short-term price volatility. Due to our long-term investment focus, we are not concerned with short-term market volatility as long as our insurance subsidiaries’ ability to write business is not impaired. We have investment guidelines that set limits on the amount of equity securities our insurance subsidiaries can hold.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes our equity price risk and shows the effect of a hypothetical 20% increase or decrease in market prices as of December 31, 2005 and 2004. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of December 31, 2005
Equity Securities	$1,379	20% increase	$1,654	10.5
		20% decrease	$1,103	(10.5)

As of December 31, 2004
Equity Securities	$1,339	20% increase	$1,606	10.5
		20% decrease	$1,071	(10.5)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

Approximately three-quarters of our investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 4.2 years and an average rating of “AA.” See note 2(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The fixed maturity portfolio is exposed to interest rate fluctuations: as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

We work to manage the impact of interest rate fluctuations on our fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of our liabilities. We have investment guidelines that limit the maximum duration and maturity of the fixed maturity portfolio.

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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2005 and 2004. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders’ Equity
FIXED MATURITY INVESTMENTS
As of December 31, 2005
Total Fixed Maturity Investments(1)	$5,196	200 bp decrease	$5,652	8.8	17.4
		100 bp decrease	5,426	4.4	8.8
		100 bp increase	4,956	(4.6)	(9.1)
		200 bp increase	4,719	(9.2)	(18.2)

As of December 31, 2004
Total Fixed Maturity Investments(1)	$4,978	200 bp decrease	$5,424	8.9	17.5
		100 bp decrease	5,201	4.5	8.7
		100 bp increase	4,748	(4.6)	(9.0)
		200 bp increase	4,524	(9.1)	(17.8)

LIABILITIES(2)
As of December 31, 2005
Borrowings	$905	200 bp decrease	$1,012
		100 bp decrease	954
		100 bp increase	861
		200 bp increase	818

As of December 31, 2004
Borrowings	$957	200 bp decrease	$1,082
		100 bp decrease	1,016
		100 bp increase	907
		200 bp increase	859

(1)	Includes short-term investments and cash and cash equivalents.

(2)	Changes in estimated fair value have no impact on shareholders’ equity.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Foreign Exchange Risk

We have foreign exchange risk associated with our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign exchange forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income (loss). Our contracts generally have maturities of three months. There were no outstanding contracts at December 31, 2005. Realized losses on forward contracts of $0.6 million were recorded as currency translation adjustments in 2005.

At December 31, 2005 and 2004, approximately 86% and 83%, respectively, of our invested assets were denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% at December 31, 2005 and 2004 and the United Kingdom Sterling/United States Dollar exchange rate had increased or decreased by 5%, the economic effect on an after-tax basis would have been approximately $1.9 million and $2.1 million, respectively.

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

Terrorism Risk Insurance Extension Act of 2005

On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Act) was signed into law and reauthorized for two years, with certain modifications, the program originally authorized by the Terrorism Risk Insurance Act of 2002. The program provides for the sharing between the federal government and the insurance industry of the risk of loss from foreign terrorist attacks. Property and casualty insurers are required to offer coverage for terrorism risks as defined by the Act at a level that corresponds to the limits and terms for other risks covered in the insured’s policy. Both primary and excess insurers must offer this mandatory coverage but reinsurers and retrocessional reinsurers are not covered by the Act. Personal lines, medical malpractice, commercial automobile, burglary and theft, surety, professional liability and farm owners multiperil insurance coverages are excluded from the Act. In addition to extending the program through 2007, the Act expanded the private sector role and reduced the federal share of compensation for insured losses under the program.

Although we offer terrorism coverage as required by law, we exclude coverage where legally permitted. The vast majority of our policyholders do not purchase terrorism coverage from us.

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

Controls and Procedures

As of December 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO) and the Senior Vice President and Chief Financial Officer (CFO).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2005. See Management’s Report on Internal Control over Financial Reporting and our independent registered public accounting firm’s attestation report on management’s assessment of internal control over financial reporting beginning on page 75.

There were no changes in our internal control over financial reporting during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Markel Corporation & Subsidiaries

MANAGEMENT‘S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding our business, estimates and assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things:

•	we are performing an analysis of the modeling tools and underwriting guidelines and procedures we use to underwrite catastrophe-exposed business; the results of this analysis may reduce, possibly significantly, our writings in certain classes of our catastrophe-exposed business;

•	gross and net loss estimates related to the 2005 Hurricanes are based upon preliminary and incomplete information related to covered exposures and assumptions about how coverage applies. As actual losses are reported and as specific reinsurers are associated with those losses, both gross and net losses for the 2005 Hurricanes may change significantly;

•	the costs and availability of reinsurance may impact our ability to write certain lines of business;

•	our anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	we are legally required in certain instances to offer terrorism insurance and have attempted to manage our exposure; however, in the event of a covered terrorist attack, we could sustain material losses;

•	the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	we continue to closely monitor our London Insurance Market operations, reinsurance programs and exposures and discontinued lines. Adverse experience in these areas could lead to additional charges;

•	we continue to closely monitor claims processing and development patterns and loss reserve adequacy at our Investors Brokered Excess and Surplus Lines unit. Adverse experience could lead to additional charges;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital;

•	economic conditions, interest rates and foreign exchange rate volatility and concentration of investments can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities;

•	loss of services of any executive officers could impact our operations; and

•	changes in our assigned financial strength or debt ratings could impact our ability to attract and retain business.

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

OTHER INFORMATION

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 24, 2006 was approximately 500. The total number of shareholders, including those holding shares in street name or in brokerage accounts is estimated to be in excess of 10,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2005 were $373.00 and $307.41, respectively. See Quarterly Information on page 78 for additional common stock price information.

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

Transfer Agent

American Stock Transfer & Trust Company

59 Maiden Lane

Plaza Level

New York, New York 10038-4502

(866) 668-6550

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

Annual Shareholders’ Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, 101 West Franklin Street, Richmond, Virginia at 4:30 p.m., May 22, 2006.

Corporate Offices

Markel Corporation

4521 Highwoods Parkway

Glen Allen, Virginia 23060-6148

(804) 747-0136

(800) 446-6671

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Alan I. Kirshner	Stewart M. Kasen
Chairman of the Board and	President and
Chief Executive Officer	Chief Executive Officer
S & K Famous Brands, Inc.
J. Alfred Broaddus, Jr.
Private Investor	Anthony F. Markel
President and
Douglas C. Eby	Chief Operating Officer
President
Torray LLC	Steven A. Markel
Vice Chairman
Leslie A. Grandis
Partner	Jay M. Weinberg
McGuireWoods LLP	Chairman Emeritus
Hirschler Fleischer, a professional corporation

Executive Officers

Alan I. Kirshner

Chairman of the Board and Chief Executive Officer since 1986. He served as President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 70.

Anthony F. Markel

President and Chief Operating Officer since March of 1992. He served as Executive Vice President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 64.

Steven A. Markel

Vice Chairman since March of 1992. He served as Treasurer from 1986 to August of 1993 and Executive Vice President from 1986 to March of 1992 and has been a Director of the Company since 1978. Age 57.

Paul W. Springman

Executive Vice President since August of 2002. He served as President, Markel North America, from January 2000 to August 2002, as President and Chief Operating Officer, Shand Morahan & Co., Inc., a subsidiary, from May of 1995 to January of 2000 and as Executive Vice President and Chief Operating Officer, Shand Morahan & Co., Inc. from March of 1993 to May of 1995. Age 54.

Thomas S. Gayner

Executive Vice President and Chief Investment Officer since May of 2004. He served as Chief Investment Officer from January of 2001 to May of 2004, as Vice President Equity Investments from June of 1995 to January of 2001 and as President, Markel-Gayner Asset Management Corporation, a subsidiary, since December of 1990. He was a Director of the Company from 1998 to 2004. Age 44.

Richard R. Whitt, III

Senior Vice President and Chief Financial Officer since May of 2005. He served as Executive Vice President and Chief Administrative Officer of Markel International Limited, a subsidiary, from August of 2003 to May of 2005. He joined the Company in 1991 and served as Vice President, Controller and Treasurer from January of 2001 to September of 2003. Age 42.

Index to Exhibits

3(i) Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii) Bylaws, as amended (4.2)b

4(i) Form of Credit Agreement dated August 25, 2005, among Markel Corporation, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent and Swingline Lender, Wachovia Bank, N.A., as Syndication Agent, and Barclays Bank PLC and HSBC Bank USA, N.A., as Co-Documentation Agents (4)c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 2005, and the respective Notes thereto, included in this Annual Report on Form 10-K.

Management Contracts or Compensatory Plans required to be filed (Item 10.1–10.15)

10.1 Markel Corporation 1986 and 1989 Stock Option Plans as amended (4(d))d

10.2 Trust and Amendment Under Markel Corporation 1989 Non-Employee Directors Stock Option Plan (10.2)e

10.3 Amended and Restated Employment Agreement between Markel Corporation and Alan I. Kirshner dated as of February 25, 2005 (10.1)f

10.4 Amended and Restated Employment Agreement between Markel Corporation and Anthony F. Markel dated as of February 25, 2005 (10.2)f

10.5 Amended and Restated Employment Agreement between Markel Corporation and Steven A. Markel dated as of February 25, 2005 (10.3)f

10.6 Amended and Restated Executive Employment Agreement between Markel Corporation and Paul W. Springman dated as of February 25, 2005 (10.4)f

10.7 Amended and Restated Executive Employment Agreement between Markel Corporation and Thomas S. Gayner dated as of February 25, 2005 (10.5)f

10.8 Executive Employment Agreement between Markel Corporation and Richard R. Whitt, III dated as of May 23, 2005 (10.2)g

10.9 Markel Corporation Executive Bonus Plan (10.3)g

10.10 Description of Awards Under Executive Bonus Plan**

10.11 Employee Stock Purchase and Bonus Plan (10.10)h

10.12 Markel Corporation Omnibus Incentive Plan (Appendix B)i

10.13 Form of Restricted Stock Unit Award for Directors (10.8)j

10.14 Form of Restricted Stock Unit Award for Executive Officers (10.13)k

10.15 Description of Non-Employee Director Compensation (10.4)l

21 Certain Subsidiaries of Markel Corporation**

23 Consent of independent registered public accounting firm to incorporation by reference of certain reports into the Registrant’s Registration Statements on Forms S-8 and S-3**

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1 Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2 Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

**	filed with this report

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333–107661, dated August 5, 2003.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.

d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission on May 25, 1989 in the Registrant’s Registration Statement on Form S-8 (Registration No. 33-28921).

e.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s (Commission File No. 001-13051) report on Form 10-K for the year ended December 31, 1999.

f.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2005.

g.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K dated as of May 23, 2005.

h.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2004.

i.	Incorporated by reference from the appendix shown in parentheses filed with the Commission in the Registrant’s Proxy Statement and Definitive 14A filed April 2, 2003.

j.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2003.

k.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2003.

l.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	/s/ Steven A. Markel
Vice Chairman March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Alan I. Kirshner,*	Chief Executive Officer and Chairman of the Board of Directors

/s/ Anthony F. Markel,*	President, Chief Operating Officer and Director

/s/ Steven A. Markel,*	Vice Chairman and Director

/s/ Paul W. Springman,*	Executive Vice President

/s/ Thomas S. Gayner,*	Executive Vice President and Chief Investment Officer

/s/ Richard R. Whitt, III,*	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ J. Alfred Broaddus, Jr.,*	Director

/s/ Douglas C. Eby,*	Director

/s/ Leslie A. Grandis,*	Director

/s/ Stewart M. Kasen,*	Director

/s/ Jay M. Weinberg,*	Director

*	Signed as of March 3, 2006