Form 10-Q
period 2006-03-31
MARKEL CORP
filed 2006-05-02
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding at April 27, 2006: 9,661,598

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,683,436 in 2006 and $4,586,164 in 2005)	$4,646,449	$4,613,296
Equity securities (cost of $1,004,445 in 2006 and $940,290 in 2005)	1,455,837	1,378,556
Short-term investments (estimated fair value approximates cost)	45,923	248,541
Investments in affiliates	69,958	14,072

Total Investments	6,218,167	6,254,465

Cash and cash equivalents	288,418	333,757
Receivables	354,259	334,513
Reinsurance recoverable on unpaid losses	1,718,704	1,824,300
Reinsurance recoverable on paid losses	141,246	91,311
Deferred policy acquisition costs	219,272	212,329
Prepaid reinsurance premiums	129,963	130,513
Goodwill	339,717	339,717
Other assets	315,540	293,193

Total Assets	$9,725,286	$9,814,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,775,510	$5,863,677
Unearned premiums	1,038,283	993,737
Payables to insurance companies	124,051	115,613
Convertible notes payable (estimated fair value of $113,000 in 2006 and $108,000 in 2005)	99,263	98,891
Senior long-term debt (estimated fair value of $630,000 in 2006 and $647,000 in 2005)	607,044	608,945
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $146,000 in 2006 and $150,000 in 2005)	138,621	141,045
Other liabilities	236,773	286,757

Total Liabilities	8,019,545	8,108,665

Shareholders’ equity:
Common stock	744,596	743,503
Retained earnings	699,768	669,057
Accumulated other comprehensive income:
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $145,042 in 2006 and $162,889 in 2005	269,363	302,509
Cumulative translation adjustments, net of tax benefit of $4,300 in 2006 and $5,189 in 2005	(7,986)	(9,636)

Total Shareholders’ Equity	1,705,741	1,705,433
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$9,725,286	$9,814,098

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$522,208	$494,637
Net investment income	66,724	58,792
Net realized investment gains	30,698	16,750

Total Operating Revenues	619,630	570,179

OPERATING EXPENSES
Losses and loss adjustment expenses	315,635	286,555
Underwriting, acquisition and insurance expenses	177,257	159,506

Total Operating Expenses	492,892	446,061

Operating Income	126,738	124,118
Interest expense	15,738	15,950

Income Before Income Taxes	111,000	108,168
Income tax expense	34,410	32,450

Net Income	$76,590	$75,718

OTHER COMPREHENSIVE LOSS
Net unrealized losses on securities, net of taxes:
Net holding losses arising during the period	$(13,192)	$(79,537)
Less reclassification adjustments for net gains included in net income	(19,954)	(10,888)

Net unrealized losses	(33,146)	(90,425)
Currency translation adjustments, net of taxes	1,650	(11,416)

Total Other Comprehensive Loss	(31,496)	(101,841)

Comprehensive Income (Loss)	$45,094	$(26,123)

NET INCOME PER SHARE
Basic	$7.87	$7.69
Diluted	$7.67	$7.47

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$743,503	$742,288
Restricted stock units expensed and other equity transactions	1,093	314

Balance at end of period	$744,596	$742,602

RETAINED EARNINGS
Balance at beginning of period	$669,057	$537,068
Net income	76,590	75,718
Repurchase of common stock	(45,879)	(2,422)

Balance at end of period	$699,768	$610,364

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains:
Balance at beginning of period	$302,509	$377,074
Net unrealized losses on securities, net of taxes	(33,146)	(90,425)

Balance at end of period	269,363	286,649

Cumulative translation adjustments:
Balance at beginning of period	(9,636)	73
Currency translation adjustments, net of taxes	1,650	(11,416)

Balance at end of period	(7,986)	(11,343)

Balance at end of period	$261,377	$275,306

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$1,705,741	$1,628,272

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$76,590	$75,718
Adjustments to reconcile net income to net cash provided (used) by operating activities	(81,772)	33,221

Net Cash Provided (Used) By Operating Activities	(5,182)	108,939

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	318,996	532,994
Proceeds from maturities, calls and prepayments of fixed maturities	35,406	26,594
Cost of fixed maturities and equity securities purchased	(486,157)	(754,355)
Net change in short-term investments	202,618	57,551
Cost of investments in affiliates	(55,000)	—
Sale of subsidiary, net of cash sold	—	(13,957)
Other	(5,065)	(1,878)

Net Cash Provided (Used) By Investing Activities	10,798	(153,051)

FINANCING ACTIVITIES
Retirement of senior long-term debt	(2,512)	—
Retirement of Junior Subordinated Deferrable Interest Debentures	(2,564)	—
Repurchases of common stock	(45,879)	(2,422)

Net Cash Used By Financing Activities	(50,955)	(2,422)

Decrease in cash and cash equivalents	(45,339)	(46,534)
Cash and cash equivalents at beginning of period	333,757	378,939

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$288,418	$332,405

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of March 31, 2006 and the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2005 was derived from the Company’s audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2005 Annual Report and Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

	Three Months Ended March 31,
( in thousands, except per share amounts)	2006	2005
Net income as reported	$76,590	$75,718
Interest expense, net of tax, on convertible notes payable	678	419

Adjusted net income	$77,268	$76,137

Basic common shares outstanding	9,731	9,844
Dilutive effect of convertible notes payable	333	335
Other dilutive potential common shares	11	8

Diluted shares outstanding	10,075	10,187

Basic net income per share	$7.87	$7.69

Diluted net income per share	$7.67	$7.47

3. Stock-Based Compensation

Effective in the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (Statement) No. 123 (revised 2004), Share-Based Payment. The adoption of Statement No. 123 (revised 2004) did not have a material impact on the Company’s financial position, results of operations or cash flows.

4. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2006		2005
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$590,638	$575,349	$526,375	$567,503
Assumed	66,893	38,186	59,110	30,873
Ceded	(90,709)	(91,327)	(90,690)	(103,739)

Net premiums	$566,822	$522,208	$494,795	$494,637

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $23.8 million and $24.4 million for the three months ended March 31, 2006 and 2005, respectively.

5. Investments in Affiliates

Investments in affiliates includes investments in companies accounted for under the equity method of accounting. The Company records its proportionate share of net income or loss of the investee in net investment income. On March 31, 2006, the Company acquired a minority investment of $55.0 million in common and preferred equity of First Market Bank.

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

As of April 1, 2005, each LYON became convertible into 1.1629 shares of the Company’s common stock in accordance with the terms of the debt agreement. During the three months ended March 31, 2006, $2.0 million principal amount at maturity of LYONs were converted for 2,263 shares. Remaining holders may convert their LYONs at any time through June 4, 2031. If all of the remaining LYONs were to be converted, approximately 333,000 additional shares would be issued. The LYONs remain convertible regardless of future changes in the closing price of the Company’s common shares. The common shares that would be issued if the LYONs were converted are included in the Company’s calculation of diluted net income per share.

Holders of the LYONs have the right to require the Company to repurchase the LYONs on June 5th of 2006, 2011, 2016, 2021 and 2026 at their accreted value on these dates as follows:

June 5, 2006	$349.46
June 5, 2011	$431.24
June 5, 2016	$532.16
June 5, 2021	$656.69
June 5, 2026	$810.36

The Company may choose to settle any LYONs tendered for repurchase in cash or common shares of the Company. The Company may redeem the LYONs for cash on or after June 5, 2006 at their accreted value.

The Company will pay contingent cash interest to the holders of the LYONs during the six-month period commencing June 6, 2006, and during any six-month period thereafter, if the average market price of a LYON for a specified period equals or exceeds 120% of the sum of the issue price and accrued original issue discount of the LYON.

8. Other Comprehensive Loss

Other comprehensive loss is primarily comprised of net holding losses on securities arising during the period less reclassification adjustments for net gains included in net income. Other comprehensive loss also includes foreign currency translation adjustments. The related tax benefit on net holding losses on securities arising during the period was $7.1 million and $42.8 million for the three months ended March 31, 2006 and 2005, respectively. The related tax expense on the reclassification adjustments for net gains included in net income was $10.7 million and $5.9 million for the three months ended March 31, 2006 and 2005, respectively. The related tax expense (benefit) on foreign currency translation adjustments was $0.9 million and $(6.1) million for the three months ended March 31, 2006 and 2005, respectively.

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

	Three Months Ended March 31, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$380,065	$72,833	$204,501	$—	$132	$657,531
Net written premiums	318,783	67,267	180,735	—	37	566,822

Earned premiums	$306,388	$75,299	$140,484	$—	$37	$522,208
Losses and loss adjustment expenses	150,590	42,512	120,763	—	1,770	315,635
Underwriting, acquisition and insurance expenses	97,058	28,389	51,393	—	417	177,257

Underwriting profit (loss)	58,740	4,398	(31,672)	—	(2,150)	29,316

Net investment income	—	—	—	66,724	—	66,724
Net realized investment gains	—	—	—	30,698	—	30,698

Segment profit (loss)	$58,740	$4,398	$(31,672)	$97,422	$(2,150)	$126,738

Interest expense						15,738

Income before income taxes						$111,000

U.S. GAAP combined ratio(1)	81%	94%	123%	—	NM (2)	94%

	Three Months Ended March 31, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$346,207	$66,407	$171,848	$—	$1,023	$585,485
Net written premiums	284,989	62,597	146,736	—	473	494,795

Earned premiums	$285,492	$68,517	$140,155	$—	$473	$494,637
Losses and loss adjustment expenses	152,003	38,075	93,286	—	3,191	286,555
Underwriting, acquisition and insurance expenses	89,132	24,181	50,956	—	(4,763)	159,506

Underwriting profit (loss)	44,357	6,261	(4,087)	—	2,045	48,576

Net investment income	—	—	—	58,792	—	58,792
Net realized investment gains	—	—	—	16,750	—	16,750

Segment profit (loss)	$44,357	$6,261	$(4,087)	$75,542	$2,045	$124,118

Interest expense						15,950

Income before income taxes						$108,168

U.S. GAAP combined ratio(1)	84%	91%	103%	—	NM (2)	90%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	March 31, 2006	December 31, 2005
Segment Assets:
Investing	$6,506,585	$6,588,222
Other	3,218,701	3,225,876

Total Assets	$9,725,286	$9,814,098

10. Contingencies

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

In early April 2006, the Company received notice of a lawsuit filed in the United States District Court for the Northern District of Georgia by New Cingular Wireless Headquarters, LLC and several other corporate insureds against Marsh & McLennan Companies, Inc., Aon Corporation and approximately 100 insurers, including the Company’s subsidiary, Essex Insurance Company, and the Company’s syndicate at Lloyd’s, Markel Syndicate 3000. The lawsuit seeks unspecified monetary damages and alleges that brokers and insurers colluded and engaged in prohibited conduct via market service agreements and other means that resulted in inflated premiums and reduced coverage. The Company intends to vigorously defend this matter; however, the outcome cannot be predicted at this time.

These and other contingencies arise in the normal conduct of the Company’s operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

11. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $2.6 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, the Company’s defined benefit plan.

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Service cost	$525	$533
Interest cost	1,050	1,005
Expected return on plan assets	(1,488)	(1,342)
Amortization of unrecognized loss	438	464

Net periodic benefit cost	$525	$660

The Company contributed $1.3 million to the Terra Nova Pension Plan during the first quarter of 2006. The Company expects plan contributions to total $3.1 million in 2006.

12. Sale of Subsidiary

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

Readers are urged to review our 2005 Annual Report and Form 10-K for a more complete description of our critical accounting estimates.

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

During 2005, we announced the formation of a new underwriting unit, Markel Global Marine & Energy, which will specialize in marine and energy coverages worldwide. We anticipate that Markel Global Marine & Energy will begin writing business during the second half of 2006.

Key Performance Indicators

We measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. We recognize that it is difficult to grow book value consistently each year, so we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We measure underwriting results by our underwriting profit or loss and our combined ratio. These measures are discussed in greater detail under “Results of Operations.”

Results of Operations

The following table compares the components of net income.

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Underwriting profit	$29,316	$48,576
Net investment income	66,724	58,792
Net realized investment gains	30,698	16,750
Interest expense	(15,738)	(15,950)
Income tax expense	(34,410)	(32,450)

Net Income	$76,590	$75,718

The results for the three months ended March 31, 2006 included higher investment returns partially offset by lower underwriting profit and a higher effective tax rate as compared to the same period of 2005. Each of the components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Gross premium volume	$657,531	$585,485
Net written premiums	$566,822	$494,795
Net retention	86%	85%
Earned premiums	$522,208	$494,637
Losses and loss adjustment expenses	$315,635	$286,555
Underwriting, acquisition and insurance expenses	$177,257	$159,506
Underwriting profit	$29,316	$48,576

U.S. GAAP Combined Ratios (1)
Excess and Surplus Lines	81%	84%
Specialty Admitted	94%	91%
London Insurance Market	123%	103%
Other	NM (2)	NM (2)
Markel Corporation (Consolidated)	94%	90%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.
(2)	NM – Ratio is not meaningful. Further discussion of Other underwriting loss follows.

Our combined ratio was 94% for the first quarter of 2006 compared to 90% for the same period last year. The increase in the combined ratio for the first quarter of 2006 was primarily due to prior years’ loss reserve development on Hurricanes Katrina, Rita and Wilma (2005 Hurricanes), partially offset by higher prior year redundancies in other areas compared to the same period of 2005. A higher expense ratio for the first quarter of 2006 also contributed to the increase in the 2006 combined ratio and was primarily due to a reduction of expenses in the first quarter of 2005 as a result of the gain on the sale of Corifrance.

The combined ratio for the quarter ended March 31, 2006 included $48.0 million, or 9 points, of additional losses on the 2005 Hurricanes. This development was primarily concentrated in our contract property and delegated authority books of business included in the Excess and Surplus Lines and London Insurance Market segments. Business written in these divisions typically focuses on small-to-medium commercial insureds and is placed by a network of wholesale agents. At December 31, 2005, our contract property and delegated authority divisions had significant numbers of hurricane claims reported for which they had not received loss adjustment reports in order to set specific case reserves. Based on the loss adjustment reports received in the first quarter, the average severity per claim was determined to be significantly higher than had been estimated at December 31, 2005. Since December 31, 2005, the number of claims without loss adjustment reports has decreased significantly and we have reserved any unadjusted claims at amounts that are comparable to the average amount paid on similar settled and closed claims. While we believe our reserves for the 2005 Hurricanes as of March 31, 2006 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

The Excess and Surplus Lines segment’s combined ratio for the quarter ended March 31, 2006 was 81% (including 4 points due to increased losses on the 2005 Hurricanes) compared to 84% for the same period of 2005. Unfavorable loss reserve development of $12.7 million on the 2005 Hurricanes was more than offset by $41.4 million of favorable development of other prior years’ loss reserves for the quarter ended March 31, 2006. The Excess and Surplus Lines segment’s combined ratio for the quarter ended March 31, 2005 included $24.0 million of favorable development of prior years’ loss reserves. The improvement experienced during the first quarter of 2006 was primarily due to continued favorable development of prior years’ loss reserves for the specified medical, medical malpractice, employment practices and products liability programs at the Shand Professional/Products Liability unit.

The combined ratio for the Specialty Admitted segment was 94% for the quarter ended March 31, 2006 compared to 91% for the same period of 2005. The Specialty Admitted segment’s combined ratio for the quarter ended March 31, 2006 included $2.9 million, or 4 points, of unfavorable loss reserve development on the 2005 Hurricanes.

The London Insurance Market segment’s combined ratio for the quarter ended March 31, 2006 was 123% (including 25 points due to increased losses on the 2005 Hurricanes) compared to 103% for the same period of 2005. For the quarter ended March 31, 2006, unfavorable loss reserve development of $35.1 million on the 2005 Hurricanes was partially offset by $4.8 million of favorable development of other prior years’ loss reserves.

The London Insurance Market segment’s underwriting profit, before considering the effects of the 2005 Hurricanes, was primarily due to the favorable development of prior years’ loss reserves at Markel International’s Specialty division.

The Other segment produced an underwriting loss of $2.2 million for the quarter ended March 31, 2006 compared to an underwriting profit of $2.0 million for the same period in 2005. Other underwriting profit for the first quarter of 2005 included a $5.5 million gain on the sale of Corifrance.

Premiums and Net Retentions

The following tables compare gross premium volume and net written premiums by underwriting segment.

Gross Premium Volume			Net Written Premiums
Three Months Ended March 31,			Three Months Ended March 31,
2006	2005	(dollars in thousands)	2006	2005
$380,065	$346,207	Excess and Surplus Lines	$318,783	$284,989
72,833	66,407	Specialty Admitted	67,267	62,597
204,501	171,848	London Insurance Market	180,735	146,736
132	1,023	Other	37	473

$657,531	$585,485	Total	$566,822	$494,795

Gross premium volume for the first quarter of 2006 increased 12% compared to the same period of 2005. The increase in 2006 premium writings was primarily due to rate increases achieved by Markel International’s Non-Marine Property and Marine and Energy divisions and to new programs written by Markel Re’s Specialized Markel Alternative Risk Transfer (SMART) division. During the first quarter of 2006, Markel International aggressively increased rates on catastrophe-exposed accounts, while also reducing aggregate exposure to wind and earthquake risks. Markel Re continued to grow its SMART business by developing new programs and growing existing business.

With the exception of large rate increases on catastrophe-exposed business, rates in other lines have generally been flat or slightly down compared to the prior year. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. During 2006, we intend to continue to reduce our aggregate exposure to catastrophe-exposed accounts and will continue to price our coverage according to our revised underwriting targets. As a result, gross premium volume may vary. We expect that competition in the property and casualty insurance industry will remain strong throughout 2006.

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business. Net retention of gross premium volume for the first quarter of 2006 was 86% compared to 85% for 2005. The increase was primarily due to purchasing lower amounts of reinsurance in the Excess and Surplus Lines and London Insurance Market segments during 2006 compared to 2005 and a shift in product mix towards products that require less reinsurance.

The following table compares earned premiums by underwriting segment.

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Excess and Surplus Lines	$306,388	$285,492
Specialty Admitted	75,299	68,517
London Insurance Market	140,484	140,155
Other	37	473

Total	$522,208	$494,637

Earned premiums for the three months ended March 31, 2006 increased 6% compared to the same period of 2005. This increase was primarily due to higher gross premium volume and higher retentions in the Excess and Surplus Lines segment during the past two quarters compared to the same periods a year ago.

Investing Results

First quarter 2006 net investment income was $66.7 million compared to $58.8 million in the first quarter of 2005. The increase in 2006 was primarily due to higher investment yields on a larger investment portfolio compared to the same period of 2005.

For the three months ended March 31, 2006, net realized investment gains were $30.7 million compared to $16.8 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

At March 31, 2006, we held securities with gross unrealized losses of $96.2 million, or less than 2% of total invested assets. At March 31, 2006, all of these securities were reviewed for impairment. As part of this review, management determined that two equity securities, with market values of less than 80% of cost for more than 180 days, were other-than-temporarily impaired. As a result, we recognized a realized loss of $4.5 million during the three months ended March 31, 2006. Management believes there were no other securities with indications of other-than-temporary impairment at March 31, 2006.

Other Expenses

The estimated annual effective tax rate was 31% for the three months ended March 31, 2006 compared to 30% for the same period in 2005. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

Comprehensive Income (Loss)

For the three months ended March 31, 2006, comprehensive income was $45.1 million compared to comprehensive loss of $26.1 million for the same period in 2005. The comprehensive income for the three months ended March 31, 2006 was primarily due to net income of $76.6 million partially offset by net unrealized losses, net of taxes, on the investment portfolio of $33.1 million. For the three months ended March 31, 2005, comprehensive loss included net unrealized losses, net of taxes, of $90.4 million, which was partially offset by net income of $75.7 million. Comprehensive income for the first quarter of 2006 included a $1.7 million gain from currency translation adjustments, net of taxes, compared to a loss in the first quarter of 2005 of $11.4 million, net of taxes, arising primarily from the sale of Corifrance. We attempt to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition

At March 31, 2006, total invested assets decreased 1% to $6.5 billion from $6.6 billion at December 31, 2005. Net unrealized holding gains on fixed maturities and equity securities, net of taxes, were $269.4 million at March 31, 2006 compared to $302.5 million at December 31, 2005. Equity securities were $1.5 billion, or 22% of total invested assets, at March 31, 2006 compared to $1.4 billion, or 21% of total invested assets, at December 31, 2005.

Net cash used by operating activities was $5.2 million for the three months ended March 31, 2006 compared to net cash provided by operating activities of $108.9 million for the same period in 2005. The decrease was primarily due to higher claim payments related to hurricanes for the three months ended March 31, 2006 compared to the same period of 2005. We anticipate that operating cash flows for the second and third quarters of 2006 will be lower than the comparable periods of 2005 due to the increased volume of claim payments related to the 2005 Hurricanes. As the related reinsurance is billed and collected the impact of hurricane payments on our operating cash flows will be reduced.

Net cash provided by investing activities was $10.8 million for the three months ended March 31, 2006 compared to net cash used by investing activities of $153.1 million for the same period in 2005. The decrease in net cash used by investing activities was directly related to lower operating cash flows due to hurricane claim payments.

For the three months ended March 31, 2006, net cash used by financing activities was $51.0 million compared to $2.4 million for the same period of 2005. In both periods, cash was used to repurchase shares of our common stock. During the three months ended March 31, 2006, we also retired a portion of both our senior long-term debt and our Junior Subordinated Deferrable Interest Debentures.

We have access to various capital sources including dividends from our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Shareholders’ equity was $1.7 billion at both March 31, 2006 and December 31, 2005. Book value per share increased to $176.56 at March 31, 2006 compared to $174.04 at December 31, 2005 primarily due to $45.1 million of comprehensive income partially offset by the effect of the first quarter 2006 share repurchases.

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

Our market risks at March 31, 2006 have not materially changed from those identified at December 31, 2005.

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

During the first quarter of 2006, we completed the implementation of a new reinsurance accounting software package at one of our underwriting units. While we do not believe that the system previously used had any significant deficiencies or material weaknesses, the new system provides opportunities for greater efficiency in our reinsurance accounting process. We are also in the process of implementing this software package at certain other underwriting units for similar reasons.

There were no other changes in our internal control over financial reporting during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This is a “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. It also contains general cautionary statements regarding our business, estimates and assumptions. Future actual results may materially differ from those described in this report because of many factors. Among other things:

•	premium writings may be reduced, possibly significantly, as we reduce our aggregate exposure to classes of catastrophe-exposed business in order to achieve our desired underwriting goals;

•	gross and net loss estimates related to the 2005 Hurricanes are based on currently available information related to covered exposures and assumptions about how coverage applies. As actual losses are reported, claims are adjusted and as specific reinsurers are associated with those losses, both gross and net losses for the 2005 Hurricanes may change significantly;

•	the costs and availability of reinsurance may impact our ability to write certain lines of business;

•	our anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	we are legally required in certain instances to offer terrorism insurance and have attempted to manage our exposure; however, in the event of a covered terrorist attack, we could sustain material losses;

•	the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	we continue to closely monitor our London Insurance Market operations, reinsurance programs and exposures and discontinued lines. Adverse experience in these areas could lead to additional charges;

•	we continue to closely monitor claims processing and development patterns and loss reserve adequacy at our Investors Brokered Excess and Surplus Lines unit. Adverse experience could lead to additional charges;

•	operating cash flows may be impacted by the timing and volume of claim payments and the collection of related reinsurance balances on the 2005 Hurricanes;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital; and

•	economic conditions, interest rates and foreign exchange rate volatility and concentration of investments can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended March 31, 2006.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2006 through January 31, 2006	—	—	—	$193,724
February 1, 2006 through February 28, 2006	129,200	$328.44	129,200	$151,289
March 1, 2006 through March 31, 2006	10,600	$324.20	10,600	$147,853

Total	139,800	$328.12	139,800	$147,853

[1]	We repurchased an aggregate of 139,800 shares of our common stock pursuant to the share repurchase program that we publicly announced on August 22, 2005 (the Program).
[2]	The Board of Directors approved the repurchase of up to $200 million of our common stock pursuant to the Program. Under the Program, we may repurchase outstanding shares of our common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time.

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of May, 2006.

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
Richard R. Whitt, III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Number	Description
3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (4.2)b

4(i)	Form of Credit Agreement dated August 25, 2005, among Markel Corporation, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent and Swingline Lender, Wachovia Bank, N.A., as Syndication Agent, and Barclays Bank PLC and HSBC Bank USA, N.A., as Co-Documentation Agents (4)c

4(ii)	First Amendment dated March 17, 2006, to Credit Agreement dated August 25, 2005, among Markel Corporation, the banks and financial institutions from time to time party thereto, and SunTrust Bank, as Administrative Agent and Swingline Lender *

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2006 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

10.1	Sale and Assignment Agreement (99.1)d

10.2	Description of Bonus Awards paid for 2005 e

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated August 5, 2003.
c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K dated as of January 25, 2006.
e.	Incorporated by reference from the Registrant’s report on Form 8-K dated as of March 2, 2006.
*	Filed with this report.