Form 10-Q
period 2006-06-30
MARKEL CORP
filed 2006-08-01
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Number of shares of the registrant’s common stock outstanding at July 28, 2006: 9,662,111

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,696,479 in 2006 and $4,586,164 in 2005)	$4,610,452	$4,613,296
Equity securities (cost of $1,017,250 in 2006 and $940,290 in 2005)	1,428,819	1,378,556
Short-term investments (estimated fair value approximates cost)	167,607	248,541
Investments in Affiliates	71,444	14,072

Total Investments	6,278,322	6,254,465

Cash and cash equivalents	333,607	333,757
Receivables	386,959	334,513
Reinsurance recoverable on unpaid losses	1,462,283	1,824,300
Reinsurance recoverable on paid losses	160,483	91,311
Deferred policy acquisition costs	230,408	212,329
Prepaid reinsurance premiums	131,311	130,513
Goodwill	339,717	339,717
Other assets	363,133	293,193

Total Assets	$9,686,223	$9,814,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,692,539	$5,863,677
Unearned premiums	1,090,121	993,737
Payables to insurance companies	106,920	115,613
Convertible notes payable (estimated fair value of $115,000 in 2006 and $108,000 in 2005)	100,028	98,891
Senior long-term debt (estimated fair value of $609,000 in 2006 and $647,000 in 2005)	607,536	608,945
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $127,000 in
2006 and $150,000 in 2005)	120,066	141,045
Other liabilities	230,914	286,757

Total Liabilities	7,948,124	8,108,665

Shareholders’ equity:
Common stock	745,178	743,503
Retained earnings	790,200	669,057
Accumulated other comprehensive income:
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $113,939 in 2006 and $162,889 in 2005	211,603	302,509
Cumulative translation adjustments, net of tax benefit of $4,783 in 2006 and $5,189 in 2005	(8,882)	(9,636)

Total Shareholders’ Equity	1,738,099	1,705,433

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$9,686,223	$9,814,098

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$541,462	$493,049	$1,063,670	$987,686
Net investment income	65,595	58,921	132,319	117,713
Net realized investment gains	7,731	1,959	38,429	18,709

Total Operating Revenues	614,788	553,929	1,234,418	1,124,108

OPERATING EXPENSES
Losses and loss adjustment expenses	281,808	289,337	597,443	575,892
Underwriting, acquisition and insurance expenses	185,258	162,709	362,515	322,215

Total Operating Expenses	467,066	452,046	959,958	898,107

Operating Income	147,722	101,883	274,460	226,001
Interest expense	15,635	15,930	31,373	31,880

Income Before Income Taxes	132,087	85,953	243,087	194,121
Income tax expense	41,655	25,786	76,065	58,236

Net Income	$90,432	$60,167	$167,022	$135,885

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on securities, net of taxes:
Net holding gains (losses) arising during the period	$(52,735)	$63,933	$(65,927)	$(15,604)
Less reclassification adjustments for net gains included in net income	(5,025)	(1,273)	(24,979)	(12,161)

Net unrealized gains (losses)	(57,760)	62,660	(90,906)	(27,765)
Currency translation adjustments, net of taxes	(896)	(131)	754	(11,547)

Total Other Comprehensive Income (Loss)	(58,656)	62,529	(90,152)	(39,312)

Comprehensive Income	$31,776	$122,696	$76,870	$96,573

NET INCOME PER SHARE
Basic	$9.36	$6.11	$17.23	$13.81
Diluted	$9.11	$5.95	$16.77	$13.42

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Six Months Ended June 30,
	2006	2005
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$743,503	$742,288
Restricted stock units expensed and other equity transactions	1,675	649

Balance at end of period	$745,178	$742,937

RETAINED EARNINGS
Balance at beginning of period	$669,057	$537,068
Net income	167,022	135,885
Repurchase of common stock	(45,879)	(2,422)

Balance at end of period	$790,200	$670,531

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized holding gains on securities, net of taxes:
Balance at beginning of period	$302,509	$377,074
Net unrealized losses on securities, net of taxes	(90,906)	(27,765)

Balance at end of period	211,603	349,309

Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(9,636)	73
Currency translation adjustments, net of taxes	754	(11,547)

Balance at end of period	(8,882)	(11,474)

Balance at end of period	$202,721	$337,835

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$1,738,099	$1,751,303

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$167,022	$135,885
Adjustments to reconcile net income to net cash provided by operating activities	(11,629)	116,576

Net Cash Provided By Operating Activities	155,393	252,461

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	614,626	1,126,883
Proceeds from maturities, calls and prepayments of fixed maturities	77,490	70,845
Cost of fixed maturities and equity securities purchased	(795,752)	(1,462,414)
Net change in short-term investments	80,934	(12,816)
Cost of investments in affiliates	(55,000)	—
Net proceeds from sale of subsidiary	—	43,237
Other	(7,423)	(2,988)

Net Cash Used By Investing Activities	(85,125)	(237,253)

FINANCING ACTIVITIES
Retirement of senior long-term debt	(2,512)	—
Retirement of Junior Subordinated Deferrable Interest Debentures	(22,027)	—
Repurchases of common stock	(45,879)	(2,422)

Net Cash Used By Financing Activities	(70,418)	(2,422)

Increase (decrease) in cash and cash equivalents	(150)	12,786
Cash and cash equivalents at beginning of period	333,757	378,939

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$333,607	$391,725

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of June 30, 2006, the related consolidated statements of income and comprehensive income for the quarters and six months ended June 30, 2006 and 2005, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2005 was derived from the Company’s audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2005 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2006	2005	2006	2005
Net income as reported	$90,432	$60,167	$167,022	$135,885
Interest expense, net of tax, on convertible notes payable	678	421	1,356	840

Adjusted net income	$91,110	$60,588	$168,378	$136,725

Basic common shares outstanding	9,662	9,840	9,696	9,842
Dilutive effect of convertible notes payable	332	335	332	335
Other dilutive potential common shares	12	9	12	9

Diluted shares outstanding	10,006	10,184	10,040	10,186

Basic net income per share	$9.36	$6.11	$17.23	$13.81

Diluted net income per share	$9.11	$5.95	$16.77	$13.42

3. Stock-Based Compensation

Effective the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (Statement) No. 123 (revised 2004), Share-Based Payment. The adoption of Statement No. 123 (revised 2004) did not have a material impact on the Company’s financial position, results of operations or cash flows.

4. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Quarter Ended June 30,
(dollars in thousands)	2006		2005
	Written	Earned	Written	Earned
Direct	$634,101	$589,931	$577,345	$564,857
Assumed	44,630	47,239	31,427	33,225
Ceded	(95,954)	(95,708)	(92,361)	(105,033)

Net premiums	$582,777	$541,462	$516,411	$493,049

	Six Months Ended June 30,
(dollars in thousands)	2006		2005
	Written	Earned	Written	Earned
Direct	$1,224,739	$1,165,280	$1,103,720	$1,132,360
Assumed	111,523	85,425	90,537	64,098
Ceded	(186,663)	(187,035)	(183,051)	(208,772)

Net premiums	$1,149,599	$1,063,670	$1,011,206	$987,686

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $25.4 million and $52.3 million, respectively, for the quarters ended June 30, 2006 and 2005 and $49.2 million and $76.7 million, respectively, for the six months ended June 30, 2006 and 2005.

5. Investments in Affiliates

Investments in affiliates includes investments in companies accounted for under the equity method of accounting. The Company records its proportionate share of net income or loss of the investee in net investment income. On March 31, 2006, the Company acquired a minority interest in the common and preferred equity of First Market Bank for $55.0 million.

6. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

On January 8, 1997, the Company arranged the sale of $150 million of Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities) issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase the Company’s 8.71% Junior Subordinated Debentures due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The 8.71% Junior Subordinated Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the 8.71%

Junior Subordinated Debentures for up to five years. The 8.71% Capital Securities and related 8.71% Junior Subordinated Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company’s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. No other subsidiary of the Company guarantees the 8.71% Junior Subordinated Debentures or the 8.71% Capital Securities. In the event of default under the Indenture, the Trust may not make distributions on, or repurchases of, the Trust’s common securities. During a period in which the Company elects to defer interest payments or in the event of default under the Indenture, the Company may not make distributions on, or repurchases of, the Company’s capital stock or debt securities ranking equal or junior to the 8.71% Junior Subordinated Debentures. The Company repurchased $21.0 million principal amount of its 8.71% Junior Subordinated Debentures during the first six months of 2006.

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

Each LYON is convertible into 1.1629 shares of the Company’s common stock in accordance with the terms of the debt agreement. During the six months ended June 30, 2006, $2.7 million principal amount at maturity of LYONs were converted for 3,186 shares. Remaining holders may convert their LYONs at any time through June 4, 2031. If all of the remaining LYONs were to be converted, approximately 332,000 additional shares would be issued. The LYONs remain convertible regardless of future changes in the closing price of the Company’s common shares. The common shares that would be issued if the LYONs were converted are included in the Company’s calculation of diluted net income per share.

Holders of the LYONs have the right to require the Company to repurchase the LYONs on June 5th of 2011, 2016, 2021 and 2026 at their accreted value on these dates as follows:

June 5, 2011	$431.24
June 5, 2016	$532.16
June 5, 2021	$656.69
June 5, 2026	$810.36

The Company may choose to settle any LYONs tendered for repurchase in cash or common shares of the Company. LYONs holders also had the right to require the Company to repurchase the LYONs at an accreted value of $349.46 on June 5, 2006; however, no holders exercised this right. The Company may also redeem the LYONs for cash at any time at their accreted value.

The Company will pay contingent cash interest to the holders of the LYONs during the six-month period commencing June 6, 2006 and during any six-month period thereafter, if the average market price of a LYON for a specified period equals or exceeds 120% of the sum of the issue price and accrued original issue discount of the LYON. No contingent cash interest is payable for the six-month period commencing June 6, 2006.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is primarily comprised of net holding gains (losses) on securities arising during the period less reclassification adjustments for net gains included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $(28.4) million and $(35.5) million, respectively, for the quarter and six months ended June 30, 2006 and $34.4 million and $(8.4) million, respectively, for the same periods in 2005. The related tax expense on the reclassification adjustments for net gains included in net income was $2.7 million and $13.5 million, respectively, for the quarter and six months ended June 30, 2006 and $0.7 million and $6.5 million, respectively, for the same periods in 2005. The related tax expense (benefit) on foreign currency translation adjustments was $(0.5) million and $0.4 million, respectively, for the quarter and six months ended June 30, 2006 and $(0.1) million and $(6.2) million, respectively, for the same periods in 2005.

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

	Quarter Ended June 30, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$376,827	$100,316	$201,332	$—	$256	$678,731
Net written premiums	314,133	95,231	173,563	—	(150)	582,777

Earned premiums	$311,217	$78,930	$151,465	$—	$(150)	$541,462
Losses and loss adjustment expenses	140,402	48,028	90,573	—	2,805	281,808
Underwriting, acquisition and insurance expenses	104,810	24,606	54,908	—	934	185,258

Underwriting profit (loss)	66,005	6,296	5,984	—	(3,889)	74,396

Net investment income	—	—	—	65,595	—	65,595
Net realized investment gains	—	—	—	7,731	—	7,731

Segment profit (loss)	$66,005	$6,296	$5,984	$73,326	$(3,889)	$147,722

Interest expense						15,635

Income before income taxes						$132,087

U.S. GAAP combined ratio(1)	79%	92%	96%	—	NM (2)	86%

	Quarter Ended June 30, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$340,100	$88,994	$179,003	$—	$675	$608,772
Net written premiums	278,886	84,354	152,617	—	554	516,411

Earned premiums	$283,140	$72,377	$136,978	$—	$554	$493,049
Losses and loss adjustment expenses	158,676	37,086	88,601	—	4,974	289,337
Underwriting, acquisition and insurance expenses	86,069	22,686	53,073	—	881	162,709

Underwriting profit (loss)	38,395	12,605	(4,696)	—	(5,301)	41,003

Net investment income	—	—	—	58,921	—	58,921
Net realized investment gains	—	—	—	1,959	—	1,959

Segment profit (loss)	$38,395	$12,605	$(4,696)	$60,880	$(5,301)	$101,883

Interest expense						15,930

Income before income taxes						$85,953

U.S. GAAP combined ratio(1)	86%	83%	103%	—	NM (2)	92%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(2)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$756,892	$173,149	$405,833	$—	$388	$1,336,262
Net written premiums	632,916	162,498	354,298	—	(113)	1,149,599

Earned premiums	$617,605	$154,229	$291,949	$—	$(113)	$1,063,670
Losses and loss adjustment expenses	290,992	90,540	211,336	—	4,575	597,443
Underwriting, acquisition and insurance expenses	201,868	52,995	106,301	—	1,351	362,515

Underwriting profit (loss)	124,745	10,694	(25,688)	—	(6,039)	103,712

Net investment income	—	—	—	132,319	—	132,319
Net realized investment gains	—	—	—	38,429	—	38,429

Segment profit (loss)	$124,745	$10,694	$(25,688)	$170,748	$(6,039)	$274,460

Interest expense						31,373

Income before income taxes						$243,087

U.S. GAAP combined ratio(1)	80%	93%	109%	—	NM (2)	90%

	Six Months Ended June 30, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$686,307	$155,401	$350,851	$—	$1,698	$1,194,257
Net written premiums	563,875	146,951	299,353	—	1,027	1,011,206

Earned premiums	$568,632	$140,894	$277,133	$—	$1,027	$987,686
Losses and loss adjustment expenses	310,679	75,161	181,887	—	8,165	575,892
Underwriting, acquisition and insurance expenses	175,201	46,867	104,029	—	(3,882)	322,215

Underwriting profit (loss)	82,752	18,866	(8,783)	—	(3,256)	89,579

Net investment income	—	—	—	117,713	—	117,713
Net realized investment gains	—	—	—	18,709	—	18,709

Segment profit (loss)	$82,752	$18,866	$(8,783)	$136,422	$(3,256)	$226,001

Interest expense						31,880

Income before income taxes						$194,121

U.S. GAAP combined ratio(1)	85%	87%	103%	—	NM (2)	91%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated financial statements.

(dollars in thousands)	June 30, 2006	December 31, 2005
Segment Assets:
Investing	$6,611,929	$6,588,222
Other	3,074,294	3,225,876

Total Assets	$9,686,223	$9,814,098

10. Contingencies

In April 2006, the Company received notice of a lawsuit filed in the United States District Court for the Northern District of Georgia by New Cingular Wireless Headquarters, LLC and several other corporate insureds against Marsh & McLennan Companies, Inc., Aon Corporation and approximately 100 insurers, including the Company’s subsidiary, Essex Insurance Company, and the Company’s syndicate at Lloyd’s, Markel Syndicate 3000. The lawsuit seeks unspecified monetary damages and alleges that brokers and insurers colluded and engaged in prohibited conduct via market service agreements and other means that resulted in inflated premiums and reduced coverage. The Company intends to vigorously defend this matter; however, the outcome cannot be predicted at this time.

These and other contingencies arise in the normal conduct of the Company’s operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

11. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $2.6 million and $5.2 million, respectively, for the quarter and six months ended June 30, 2006 and $2.4 million and $4.7 million, respectively, for the same periods in 2005.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, the Company’s defined benefit plan.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Service cost	$460	$517	$985	$1,050
Interest cost	1,098	974	2,148	1,979
Expected return on plan assets	(1,555)	(1,300)	(3,043)	(2,642)
Amortization of unrecognized loss	457	449	895	913

Net periodic benefit cost	$460	$640	$985	$1,300

The Company contributed $2.3 million to the Terra Nova Pension Plan during the six months ended June 30, 2006. The Company expects plan contributions to total $3.2 million in 2006.

12. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 becomes effective for the Company in the first quarter of 2007. The Company is currently evaluating FIN 48 to determine the potential impact that adopting this standard will have on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and all consolidated subsidiaries.

Critical Accounting Estimates

Critical accounting estimates are those estimates that both are important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities, including litigation contingencies. These estimates, by necessity, are based on assumptions about numerous factors.

We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses and the reinsurance allowance for doubtful accounts, analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Readers are urged to review our 2005 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

During 2005, we announced the formation of a new underwriting unit, Markel Global Marine & Energy, which will specialize in marine and energy coverages worldwide. We anticipate that Markel Global Marine & Energy will begin writing business in our Specialty Admitted segment during the second half of 2006.

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

Results of Operations

The following table compares the components of net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Underwriting profit	$74,396	$41,003	$103,712	$89,579
Net investment income	65,595	58,921	132,319	117,713
Net realized investment gains	7,731	1,959	38,429	18,709
Interest expense	(15,635)	(15,930)	(31,373)	(31,880)
Income tax expense	(41,655)	(25,786)	(76,065)	(58,236)

Net income	$90,432	$60,167	$167,022	$135,885

Net income for the quarter and six months ended June 30, 2006 increased 50% and 23%, respectively, compared to the same periods of 2005. Net income increased in both periods due to improved underwriting and investing results, partially offset by higher income tax expense. The components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Gross premium volume	$678,731	$608,772	$1,336,262	$1,194,257
Net written premiums	$582,777	$516,411	$1,149,599	$1,011,206
Net retention	86%	85%	86%	85%
Earned premiums	$541,462	$493,049	$1,063,670	$987,686
Losses and loss adjustment expenses	$281,808	$289,337	$597,443	$575,892
Underwriting, acquisition and insurance expenses	$185,258	$162,709	$362,515	$322,215
Underwriting profit	$74,396	$41,003	$103,712	$89,579

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	79%	86%	80%	85%
Specialty Admitted	92%	83%	93%	87%
London Insurance Market	96%	103%	109%	103%
Other	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	86%	92%	90%	91%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.
(2)	NM – Ratio is not meaningful.

We reported a combined ratio of 86% and 90%, respectively, for the quarter and six months ended June 30, 2006 compared to 92% and 91%, respectively, for the same periods in 2005. The improved combined ratio for the quarter ended June 30, 2006 was primarily due to $44.5 million of favorable development on prior years’ loss reserves in 2006, most notably within the Excess and Surplus Lines segment, compared to adverse development of $0.5 million on prior years’ loss reserves in the second quarter of 2005. Loss reserve development on Hurricanes Katrina, Rita and Wilma (2005 Hurricanes) was less than $3 million in the second quarter of 2006. The combined ratio for the six months ended June 30, 2006 improved primarily due to $44.5 million of favorable development on prior years’ loss reserves compared to favorable development of $19.9 million for the same period of 2005. For the six months ended June 30, 2006, the combined ratio was adversely impacted by $50.4 million, or 5 points, of additional losses on the 2005 Hurricanes. Additionally, in both periods of 2006, a higher expense ratio partially offset the favorable impact of a lower loss ratio compared to 2005. The higher expense ratio for both periods of 2006 was primarily the result of lower reinsurance ceding commissions within the Excess and Surplus Lines segment as we continue to increase our net retentions.

The additional losses on the 2005 Hurricanes during the first six months of 2006 were primarily concentrated in our contract property and delegated authority books of business included in the Excess and Surplus Lines and London Insurance Market segments. Business written in these divisions typically focuses on small-to-medium commercial insureds and is placed by a network of wholesale agents. At December 31, 2005, our contract property and delegated authority divisions had significant numbers of hurricane claims reported for which they had not received loss adjustment reports in order to set specific case reserves. Based on the loss adjustment reports received in the first quarter of 2006, the average severity per claim was determined to be significantly higher than had been estimated at December 31, 2005. Since December 31, 2005, the number of claims without loss adjustment reports has decreased significantly and we have reserved any unadjusted claims at amounts that are comparable to the average amount paid on similar settled and closed claims. While we believe our reserves for the 2005 Hurricanes as of June 30, 2006 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

The combined ratio for the Excess and Surplus Lines segment was 79% and 80%, respectively, for the quarter and six months ended June 30, 2006 compared to 86% and 85%, respectively, for the same periods in 2005. For both periods of 2006, the improved combined ratio was primarily due to continued favorable development of prior years’ loss reserves, partially offset by a higher expense ratio. The Excess and Surplus Lines segment’s combined ratio for the quarter ended June 30, 2006 included $41.2 million of favorable development of prior years’ loss reserves. Unfavorable loss reserve development of $12.0 million on the 2005 Hurricanes was more than offset by $81.9 million of favorable development on other prior years’ loss reserves for the six months ended June 30, 2006. The redundancies experienced during both periods of 2006 were primarily on the specified medical, medical malpractice and employment practices programs at the Shand Professional/Products Liability unit.

The combined ratio for the Specialty Admitted segment was 92% and 93%, respectively, for the quarter and six months ended June 30, 2006 compared to 83% and 87%, respectively, for the same periods in 2005. The increase in the combined ratio for both periods of 2006 was primarily due to lower favorable development on prior years’ loss reserves compared to 2005. The favorable development in 2006 and 2005 was primarily due to the positive effect of price increases across most product lines in recent years.

The London Insurance Market segment’s combined ratio was 96% and 109%, respectively, for the quarter and six months ended June 30, 2006 compared to 103% for the same periods in 2005. The London Insurance Market segment’s combined ratio for the second quarter of 2006 marks the first time an underwriting profit has been reported for this segment since our acquisition of Markel International. The improved underwriting performance for the second quarter of 2006 was primarily due to $4.2 million of favorable development on prior years’ loss reserves compared to $1.1 million of adverse development on prior years’ loss reserves during the same period of 2005. A lower expense ratio for the second quarter of 2006 also contributed to the improvement in the 2006 combined ratio and was primarily the result of higher earned premiums compared to the second quarter of 2005. For the six months ended June 30, 2006, adverse loss reserve development in the London Insurance Market segment of $41.7 million on the 2005 Hurricanes was partially offset by $15.6 million of favorable development on other prior years’ loss reserves. The favorable development of prior years’ loss reserves, before considering the effects of the 2005 Hurricanes, for the six months ended June 30, 2006 was primarily within the Specialty and Marine and Energy divisions and reflects the effects of our improved risk selection and the favorable rates and terms associated with the London market in recent years.

The favorable development of prior years’ loss reserves experienced across all of our segments during 2006 is a continuation of the trend noted over the past several years for business written during the hard insurance market of 2002 to 2004. While the favorable rates and terms obtained during that time period created an expectation of improved underwriting results, the impact from this favorable environment could not be fully quantified at that time and our initial estimates did not fully reflect this positive trend. The product lines most significantly impacted by the hard insurance market were generally long-tailed coverages including medical malpractice, specified medical and products liability coverages written by the Shand Professional/Products Liability unit and certain casualty product lines written by the Markel Specialty Program Insurance unit and at Markel International. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. As actual losses have been reported on these product lines, it has become more likely that the underwriting results will prove to be better than originally estimated and we have reduced prior years’ loss reserves accordingly.

Premiums and Net Retentions

The following tables compare gross premium volume, net written premiums and earned premiums by underwriting segment.

Gross Premium Volume
Quarter Ended June 30,			Six Months Ended June 30,
2006	2005	(dollars in thousands)	2006	2005
$376,827	$340,100	Excess and Surplus Lines	$756,892	$686,307
100,316	88,994	Specialty Admitted	173,149	155,401
201,332	179,003	London Insurance Market	405,833	350,851
256	675	Other	388	1,698

$678,731	$608,772	Total	$1,336,262	$1,194,257

Gross premium volume for the quarter and six months ended June 30, 2006 increased 11% and 12% respectively, compared to the same periods in 2005. The increase in both periods of 2006 was primarily due to rate increases achieved by Markel International’s Marine and Energy, Non-Marine Property and Specialty divisions and to new programs written by Markel Re’s Specialized Markel Alternative Risk Transfer (SMART) division. Markel Re continued to grow its SMART business by developing new programs and growing existing business.

With the exception of large rate increases on catastrophe-exposed business, rates have generally been flat or down slightly compared to the prior year. We have continued to experience increased competition throughout the first six months of 2006, most notably in our professional liability and casualty programs. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. During 2006, we have reduced our aggregate exposure to catastrophe-exposed accounts and will continue to price our coverage according to our revised underwriting targets. As a result, gross premium volume may vary. We expect that competition in the property and casualty insurance industry will remain strong throughout 2006.

Net Written Premiums
Quarter Ended June 30,			Six Months Ended June 30,
2006	2005	(dollars in thousands)	2006	2005
$314,133	$278,886	Excess and Surplus Lines	$632,916	$563,875
95,231	84,354	Specialty Admitted	162,498	146,951
173,563	152,617	London Insurance Market	354,298	299,353
(150)	554	Other	(113)	1,027

$582,777	$516,411	Total	$1,149,599	$1,011,206

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume was 86% for both the quarter and six months ended June 30, 2006 compared to 85% for both periods of 2005. The increase was primarily due to purchasing lower amounts of reinsurance in the Excess and Surplus Lines and London Insurance Market segments during 2006 compared to 2005 and a shift in product mix towards products that require less reinsurance.

Earned Premiums
Quarter Ended June 30,			Six Months Ended June 30,
2006	2005	(dollars in thousands)	2006	2005
$311,217	$283,140	Excess and Surplus Lines	$617,605	$568,632
78,930	72,377	Specialty Admitted	154,229	140,894
151,465	136,978	London Insurance Market	291,949	277,133
(150)	554	Other	(113)	1,027

$541,462	$493,049	Total	$1,063,670	$987,686

Earned premiums for the quarter and six months ended June 30, 2006 increased 10% and 8%, respectively, compared to the same periods in 2005. This increase was primarily due to higher gross premium volume and higher retentions in the Excess and Surplus Lines segment during the past three quarters compared to the same periods a year ago.

Catastrophe Exposure and Reinsurance Program

Following the 2005 hurricane season, we redefined our corporate philosophy regarding the management of property catastrophe exposure. We have developed three guiding principles for our catastrophe-exposed product lines. First, each product needs to produce sufficient underwriting profits so that it can absorb catastrophe losses and meet our return goals over a five-year period. Second, we want to limit our overall catastrophe exposure so that in an active catastrophe year, such as 2004 and 2005, we would be able to absorb the catastrophe losses and still produce a consolidated underwriting profit. Third, given an extreme catastrophic event, we want to protect the financial strength of the company.

In order to meet these guidelines, we are reducing our aggregate catastrophe exposures in areas where we believe we are overexposed. In addition, we have instituted stricter underwriting standards, lower policy limits, higher deductibles and significantly higher prices for catastrophe-exposed business. These activities, as well as others, are part of an ongoing process and will not be completed for several quarters.

Effective August 1, 2006, we renewed our catastrophe reinsurance program. As we have reduced our aggregate catastrophe exposure and increased pricing, the market for catastrophe reinsurance has become more difficult with lower capacity and higher pricing. Given these factors, we decided to retain a larger share of our net catastrophe exposure. While the restructuring of our catastrophe-exposed business is still in progress, we believe that a 2006 storm season similar in magnitude to 2005 would result in lower net catastrophe losses than we incurred in 2005.

Investing Results

Net investment income for the second quarter of 2006 was $65.6 million compared to $58.9 million for the second quarter of 2005. Net investment income for the six months ended June 30, 2006 was $132.3 million compared to $117.7 million for the same period of 2005. The increase in both periods of 2006 was due to higher investment yields on a larger investment portfolio compared to the same periods of 2005.

Net realized investment gains for the second quarter of 2006 were $7.7 million compared to net realized investment gains of $2.0 million for the second quarter of 2005. For the six months ended June 30, 2006, net realized investment gains were $38.4 million compared to $18.7 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

At June 30, 2006, we held securities with gross unrealized losses of $147.7 million, including $107.3 million of gross unrealized losses on fixed maturities where we continue to receive all interest and principal payments. All securities with gross unrealized losses were reviewed and management believes there were no indications of other-than-temporary impairment at June 30, 2006.

Other Expenses

The estimated annual effective tax rate was 31% for the quarter and six months ended June 30, 2006, compared to 30% for the same periods in 2005. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

Comprehensive Income

Comprehensive income was $31.8 million for the second quarter of 2006 compared to $122.7 million for the same period of 2005. For the six months ended June 30, 2006, comprehensive income was $76.9 million compared to $96.6 million for the same period in 2005. Comprehensive income for the second quarter of 2006 included net income of $90.4 million, which was partially offset by net unrealized losses, net of taxes, on the investment portfolio of $57.8 million. Comprehensive income for the six months ended June 30, 2006 included net income of $167.0 million, which was partially offset by net unrealized losses, net of taxes, of $90.9 million. Comprehensive income for the six months ended June 30, 2006 included a gain of $0.8 million from currency translation adjustments, net of taxes, compared to a loss of $11.5 million for the same period of 2005, which was primarily related to the sale of Corifrance. We attempt to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition

Total invested assets were $6.6 billion at both June 30, 2006 and December 31, 2005. Net unrealized gains, net of taxes, on fixed maturities and equity securities were $211.6 million at June 30, 2006 compared to $302.5 million at December 31, 2005. Equity securities were $1.4 billion, or 22% of total invested assets, at June 30, 2006 compared to $1.4 billion, or 21%, at December 31, 2005.

Net cash provided by operating activities was $155.4 million for the six months ended June 30, 2006 compared to $252.5 million for the same period in 2005. The decrease was primarily due to higher claim payments related to hurricanes for the six months ended June 30, 2006 compared to the same period of 2005, offset in part by collections of related reinsurance balances and cash received from two reinsurance commutation agreements completed in the second quarter of 2006. Operating cash flows for the remainder of 2006 will be impacted by the volume of claim payments related to the 2005 Hurricanes and the timing of the related reinsurance collections.

Net cash used by investing activities was $85.1 million for the six months ended June 30, 2006 compared to $237.3 million for the same period in 2005. The decrease in net cash used by investing activities was directly related to having lower operating cash flows to invest due to hurricane claim payments and having greater cash used by financing activities.

For the six months ended June 30, 2006, net cash used by financing activities was $70.4 million compared to $2.4 million for the same period of 2005. In both periods, cash was used to repurchase shares of our common stock. During the six months ended June 30, 2006, we also retired a portion of both our senior long-term debt and our Junior Subordinated Deferrable Interest Debentures.

Reinsurance recoverable on paid and unpaid losses decreased to $1.6 billion at June 30, 2006 from $1.9 billion at December 31, 2005. The decrease was primarily due to the volume of claims settled on the 2005 Hurricanes during the first six months of 2006 and the subsequent cash collected under our reinsurance agreements. In addition, two reinsurance commutation agreements were completed during the second quarter of 2006, which resulted in a $110.1 million reduction to reinsurance recoverable on paid and unpaid losses. The commutation agreements did not result in a material gain or loss to our results of operations for the six months ended June 30, 2006.

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

We have access to various capital sources, including dividends from our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Shareholders’ equity was $1.7 billion at both June 30, 2006 and December 31, 2005. Book value per share increased to $179.89 at June 30, 2006 from $174.04 at December 31, 2005 primarily due to $76.9 million of comprehensive income partially offset by the effect of share repurchases in the first half of 2006.

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

Our market risks at June 30, 2006 have not materially changed from those identified at December 31, 2005.

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

There were no changes in our internal control over financial reporting during the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under “Risk Factors” and “Safe Harbor and Cautionary Statement” in our Annual Report on Form 10-K or are included in the items listed below:

•	premium writings may be reduced, possibly significantly, as we reduce our aggregate exposure to classes of catastrophe-exposed business in order to achieve our desired underwriting goals;

•	gross and net loss estimates related to the 2005 Hurricanes are based on currently available information related to covered exposures and assumptions about how coverage applies. As actual losses are reported, claims are adjusted and as specific reinsurers are associated with those losses, both gross and net losses for the 2005 Hurricanes may change significantly;

•	the costs and availability of reinsurance may impact our ability to write certain lines of business;

•	our anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	we are legally required in certain instances to offer terrorism insurance and have attempted to manage our exposure; however, in the event of a covered terrorist attack, we could sustain material losses;

•	the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	we continue to closely monitor business written by Markel International before and shortly after our acquisition, including discontinued programs. Adverse experience in these areas could lead to additional charges;

•	we continue to closely monitor claims processing and development patterns and loss reserve adequacy at our Investors Brokered Excess and Surplus Lines unit. Adverse experience could lead to additional charges;

•	after the commutation of ceded reinsurance contracts, any subsequent adverse development in the re-assumed loss reserves will result in a charge to earnings;

•	operating cash flows may be impacted by the timing and volume of claim payments and the collection of related reinsurance balances on the 2005 Hurricanes;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital; and

•	economic conditions, volatility in interest and foreign exchange rates and concentration of investments can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

Our premium volume and underwriting and investment results have been and will continue to be potentially materially affected by these factors. By making forward-looking statements, we are not intending to become obligated to publicly update or revise any forward-looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2006, we received notice of a lawsuit filed in the United States District Court for the Northern District of Georgia by New Cingular Wireless Headquarters, LLC and several other corporate insureds against Marsh & McLennan Companies, Inc., Aon Corporation and approximately 100 insurers, including our subsidiary, Essex Insurance Company, and our syndicate at Lloyd’s, Markel Syndicate 3000. The lawsuit seeks unspecified monetary damages and alleges that brokers and insurers colluded and engaged in prohibited conduct via market service agreements and other means that resulted in inflated premiums and reduced coverage. We intend to vigorously defend this matter; however, the outcome cannot be predicted at this time.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting was held on May 22, 2006, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006. The results of the meeting were as follows:

Election of Directors	For	Against
Alan I. Kirshner	8,223,544	1,069,594
Anthony F. Markel	8,213,104	1,080,034
Steven A. Markel	8,191,334	1,101,804
J. Alfred Broaddus, Jr.	9,073,530	219,608
Douglas C. Eby	9,083,320	209,818
Leslie A. Grandis	7,457,550	1,835,588
Stewart M. Kasen	8,077,445	1,215,683
Jay M. Weinberg	8,951,926	341,212

Ratification of Selection of Independent Registered Public Accounting Firm:

For	Against	Abstentions and Broker Non-Votes
9,217,438	66,269	9,431

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August, 2006.

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
Richard R. Whitt, III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Number	Description
3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (4.2)b

4(i)	Form of Credit Agreement dated August 25, 2005, among Markel Corporation, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent and Swingline Lender, Wachovia Bank, N.A., as Syndication Agent, and Barclays Bank PLC and HSBC Bank USA, N.A., as Co-Documentation Agents (4)c

4(ii)	First Amendment dated March 17, 2006, to Credit Agreement dated August 25, 2005, among Markel Corporation, the banks and financial institutions from time to time party thereto, and SunTrust Bank, as Administrative Agent and Swingline Lender (4(ii))d

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2006 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

10.1	Description of Change in Non-Employee Director Compensation e

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated August 5, 2003.
c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
e.	Incorporated by reference from the Registrant’s report on Form 8-K dated as of May 22, 2006.
*	Filed with this report.