Form 10-Q
period 2006-09-30
MARKEL CORP
filed 2006-10-31
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Number of shares of the registrant’s common stock outstanding at October 27, 2006: 9,662,346

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,812,191 in 2006 and $4,586,164 in 2005)	$4,825,125	$4,613,296
Equity securities (cost of $1,022,794 in 2006 and $940,290 in 2005)	1,539,774	1,378,556
Short-term investments (estimated fair value approximates cost)	323,771	248,541
Investments in affiliates	73,802	14,072

Total Investments	6,762,472	6,254,465

Cash and cash equivalents	403,817	333,757
Receivables	353,176	334,513
Reinsurance recoverable on unpaid losses	1,333,244	1,824,300
Reinsurance recoverable on paid losses	150,034	91,311
Deferred policy acquisition costs	230,569	212,329
Prepaid reinsurance premiums	127,961	130,513
Goodwill	339,717	339,717
Other assets	281,306	293,193

Total Assets	$9,982,296	$9,814,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,627,095	$5,863,677
Unearned premiums	1,075,003	993,737
Payables to insurance companies	82,850	115,613
Convertible notes payable (estimated fair value of $136,000 in 2006 and $108,000 in 2005)	101,090	98,891
Senior long-term debt (estimated fair value of $784,000 in 2006 and $647,000 in 2005)	751,473	608,945
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $111,000 in 2006 and $150,000 in 2005)	106,379	141,045
Other liabilities	263,013	286,757

Total Liabilities	8,006,903	8,108,665

Shareholders’ equity:
Common stock	745,485	743,503
Retained earnings	894,298	669,057
Accumulated other comprehensive income:
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $185,470 in 2006 and $162,889 in 2005	344,444	302,509
Cumulative translation adjustments, net of tax benefit of $4,756 in 2006 and $5,189 in 2005	(8,834)	(9,636)

Total Shareholders’ Equity	1,975,393	1,705,433

Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$9,982,296	$9,814,098

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$561,961	$433,081	$1,625,631	$1,420,767
Net investment income	71,032	61,905	203,351	179,618
Net realized investment gains	1,421	1,426	39,850	20,135

Total Operating Revenues	634,414	496,412	1,868,832	1,620,520

OPERATING EXPENSES
Losses and loss adjustment expenses	284,535	496,092	881,978	1,071,984
Underwriting, acquisition and insurance expenses	188,818	150,653	551,333	472,868

Total Operating Expenses	473,353	646,745	1,433,311	1,544,852

Operating Income (Loss)	161,061	(150,333)	435,521	75,668
Interest expense	16,435	16,262	47,808	48,142

Income (Loss) Before Income Taxes	144,626	(166,595)	387,713	27,526
Income tax expense (benefit)	40,528	(55,497)	116,593	2,739

Net Income (Loss)	$104,098	$(111,098)	$271,120	$24,787

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on securities, net of taxes:
Net holding gains (losses) arising during the period	$133,765	$(31,642)	$67,838	$(47,246)
Less reclassification adjustments for net gains included in net income (loss)	(924)	(927)	(25,903)	(13,088)

Net unrealized gains (losses)	132,841	(32,569)	41,935	(60,334)
Currency translation adjustments, net of taxes	48	849	802	(10,698)

Total Other Comprehensive Income (Loss)	132,889	(31,720)	42,737	(71,032)

Comprehensive Income (Loss)	$236,987	$(142,818)	$313,857	$(46,245)

NET INCOME (LOSS) PER SHARE
Basic	$10.77	($11.31)	$27.99	$2.52
Diluted	$10.47	($11.31)	$27.24	$2.52

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended September 30,
	2006	2005
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$743,503	$742,288
Restricted stock units expensed and other equity transactions	1,982	984

Balance at end of period	$745,485	$743,272

RETAINED EARNINGS
Balance at beginning of period	$669,057	$537,068
Net income	271,120	24,787
Repurchase of common stock	(45,879)	(15,925)

Balance at end of period	$894,298	$545,930

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized holding gains on securities, net of taxes:
Balance at beginning of period	$302,509	$377,074
Net unrealized gains (losses) on securities, net of taxes	41,935	(60,334)

Balance at end of period	344,444	316,740

Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(9,636)	73
Currency translation adjustments, net of taxes	802	(10,698)

Balance at end of period	(8,834)	(10,625)

Balance at end of period	$335,610	$306,115

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$1,975,393	$1,595,317

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$271,120	$24,787
Adjustments to reconcile net income to net cash provided by operating activities	102,582	403,951

Net Cash Provided By Operating Activities	373,702	428,738

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,158,189	1,403,016
Proceeds from maturities, calls and prepayments of fixed maturities	106,063	85,094
Cost of fixed maturities and equity securities purchased	(1,485,208)	(1,841,301)
Net change in short-term investments	(75,230)	(84,608)
Cost of investments in affiliates	(56,003)	—
Net proceeds from sale of subsidiary	—	43,237
Other	(10,006)	(6,625)

Net Cash Used By Investing Activities	(362,195)	(401,187)

FINANCING ACTIVITIES
Additions to senior long-term debt	145,402	—
Retirement of senior long-term debt	(4,549)	(3,603)
Retirement of Junior Subordinated Deferrable Interest Debentures	(36,421)	(9,627)
Repurchases of common stock	(45,879)	(15,925)

Net Cash Provided (Used) By Financing Activities	58,553	(29,155)

Increase (decrease) in cash and cash equivalents	70,060	(1,604)
Cash and cash equivalents at beginning of period	333,757	378,939

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$403,817	$377,335

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of September 30, 2006, the related consolidated statements of operations and comprehensive income (loss) for the quarters and nine months ended September 30, 2006 and 2005, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2005 was derived from the Company’s audited annual consolidated financial statements.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income (Loss) per Share

Net income (loss) per share was determined by dividing net income (loss) by the applicable weighted average shares outstanding.

(amounts in thousands, except per share amounts)	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) as reported	$104,098	$(111,098)	$271,120	$24,787
Interest expense, net of tax, on convertible notes payable	690	—	2,046	—

Adjusted net income (loss)	$104,788	$(111,098)	$273,166	$24,787

Basic common shares outstanding	9,662	9,824	9,685	9,836
Dilutive effect of convertible notes payable	332	—	332	—
Other dilutive potential common shares	12	—	10	9

Diluted shares outstanding	10,006	9,824	10,027	9,845

Basic net income (loss) per share	$10.77	$(11.31)	$27.99	$2.52

Diluted net income (loss) per share	$10.47	$(11.31)	$27.24	$2.52

Diluted net income (loss) per share for the quarter and nine months ended September 30, 2005, does not reflect the conversion of the Company’s convertible notes payable as the effect would be antidilutive.

3. Stock-Based Compensation

Effective the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (Statement) No. 123 (revised 2004), Share-Based Payment. The adoption of Statement No. 123 (revised 2004) did not have a material impact on the Company’s financial position, results of operations or cash flows.

4. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

(dollars in thousands)	Quarter Ended September 30,
	2006		2005
	Written	Earned	Written	Earned
Direct	$599,038	$610,612	$578,509	$562,855
Assumed	36,271	40,853	33,797	28,053
Ceded	(86,028)	(89,504)	(153,305)	(157,827)

Net premiums	$549,281	$561,961	$459,001	$433,081

(dollars in thousands)	Nine Months Ended September 30,
	2006		2005
	Written	Earned	Written	Earned
Direct	$1,823,777	$1,775,892	$1,682,229	$1,695,215
Assumed	147,794	126,278	124,334	92,151
Ceded	(272,691)	(276,539)	(336,356)	(366,599)

Net premiums	$1,698,880	$1,625,631	$1,470,207	$1,420,767

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $6.9 million and $577.8 million, respectively, for the quarters ended September 30, 2006 and 2005 and $56.1 million and $597.9 million, respectively, for the nine months ended September 30, 2006 and 2005. Both periods of 2005 included $521.8 million of estimated reinsurance recoverables incurred in connection with Hurricanes Katrina and Rita.

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

6. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

On January 8, 1997, the Company arranged the sale of $150 million of Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities) issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase the Company’s 8.71% Junior Subordinated Debentures due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The 8.71% Junior Subordinated

Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the 8.71% Junior Subordinated Debentures for up to five years. The 8.71% Capital Securities and related 8.71% Junior Subordinated Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company’s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. No other subsidiary of the Company guarantees the 8.71% Junior Subordinated Debentures or the 8.71% Capital Securities. In the event of default under the Indenture, the Trust may not make distributions on, or repurchases of, the Trust’s common securities. During a period in which the Company elects to defer interest payments or in the event of default under the Indenture, the Company may not make distributions on, or repurchases of, the Company’s capital stock or debt securities ranking equal or junior to the 8.71% Junior Subordinated Debentures. The Company repurchased $34.7 million principal amount of its 8.71% Junior Subordinated Debentures during the first nine months of 2006.

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

Each LYON is convertible into 1.1629 shares of the Company’s common stock in accordance with the terms of the debt agreement. During the nine months ended September 30, 2006, $2.7 million principal amount at maturity of LYONs were converted for 3,186 shares. Remaining holders may convert their LYONs at any time through June 4, 2031. If all of the remaining LYONs were to be converted, approximately 332,000 additional shares would be issued. The LYONs remain convertible regardless of future changes in the closing price of the Company’s common shares. The common shares that would be issued if the LYONs were converted are included in the Company’s calculation of diluted net income per share.

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

The Company will pay contingent cash interest to the holders of the LYONs during the six-month period commencing June 6, 2006 and during any six-month period thereafter, if the average market price of a LYON for a specified period equals or exceeds 120% of the sum of the issue price and accrued original issue discount of the LYON. No contingent cash interest was payable for the six-month period commencing June 6, 2006.

8. Unsecured Senior Debentures

On August 22, 2006, the Company issued $150 million of 7.50% unsecured senior debentures due August 22, 2046. Net proceeds to the Company were $145.4 million and are intended to be used to retire the 8.71% Junior Subordinated Debentures. The remaining proceeds will be used to retire the 7.20% unsecured senior notes due August 15, 2007, or for general corporate purposes.

9. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is primarily comprised of net holding gains (losses) on securities arising during the period less reclassification adjustments for net gains included in net income (loss). Other comprehensive income (loss) also includes foreign currency translation adjustments. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $72.0 million and $36.5 million, respectively, for the quarter and nine months ended September 30, 2006 and $(17.0) million and $(25.4) million, respectively, for the same periods in 2005. The related tax expense on the reclassification adjustments for net gains included in net income (loss) was $0.5 million and $13.9 million, respectively, for the quarter and nine months ended September 30, 2006 and $0.5 million and $7.0 million, respectively, for the same periods in 2005. The related tax expense (benefit) on foreign currency translation adjustments was less than $0.1 million and $0.4 million, respectively, for the quarter and nine months ended September 30, 2006 and $0.5 million and $(5.8) million, respectively, for the same periods in 2005.

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

	Quarter Ended September 30, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$362,569	$96,943	$175,584	$—	$213	$635,309
Net written premiums	302,765	94,810	151,411	—	295	549,281

Earned premiums	$315,051	$83,047	$163,568	$—	$295	$561,961
Losses and loss adjustment expenses	120,501	49,222	98,081	—	16,731	284,535
Underwriting, acquisition and insurance expenses	102,110	25,075	61,212	—	421	188,818

Underwriting profit (loss)	92,440	8,750	4,275	—	(16,857)	88,608

Net investment income	—	—	—	71,032	—	71,032
Net realized investment gains	—	—	—	1,421	—	1,421

Segment profit (loss)	$92,440	$8,750	$4,275	$72,453	$(16,857)	$161,061

Interest expense						16,435

Income before income taxes						$144,626

U.S. GAAP combined ratio(1)	71%	89%	97%	—	NM (2)	84%

	Quarter Ended September 30, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$365,801	$94,572	$151,705	$—	$228	$612,306
Net written premiums	279,793	86,485	92,545	—	178	459,001

Earned premiums	$268,375	$72,694	$91,834	$—	$178	$433,081
Losses and loss adjustment expenses	291,207	45,823	134,834	—	24,228	496,092
Underwriting, acquisition and insurance expenses	92,007	21,032	36,924	—	690	150,653

Underwriting profit (loss)	(114,839)	5,839	(79,924)	—	(24,740)	(213,664)

Net investment income	—	—	—	61,905	—	61,905
Net realized investment gains	—	—	—	1,426	—	1,426

Segment profit (loss)	$(114,839)	$5,839	$(79,924)	$63,331	$(24,740)	$(150,333)

Interest expense						16,262

Loss before income taxes						$(166,595)

U.S. GAAP combined ratio(1)	143%	92%	187%	—	NM (2)	149%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(2)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,119,461	$270,092	$581,417	$—	$601	$1,971,571
Net written premiums	935,681	257,308	505,709	—	182	1,698,880

Earned premiums	$932,656	$237,276	$455,517	$—	$182	$1,625,631
Losses and loss adjustment expenses	411,493	139,762	309,417	—	21,306	881,978
Underwriting, acquisition and insurance expenses	303,978	78,070	167,513	—	1,772	551,333

Underwriting profit (loss)	217,185	19,444	(21,413)	—	(22,896)	192,320

Net investment income	—	—	—	203,351	—	203,351
Net realized investment gains	—	—	—	39,850	—	39,850

Segment profit (loss)	$217,185	$19,444	$(21,413)	$243,201	$(22,896)	$435,521

Interest expense						47,808

Income before income taxes						$387,713

U.S. GAAP combined ratio(1)	77%	92%	105%	—	NM (2)	88%

	Nine Months Ended September 30, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,052,108	$249,973	$502,556	$—	$1,926	$1,806,563
Net written premiums	843,668	233,436	391,898	—	1,205	1,470,207

Earned premiums	$837,007	$213,588	$368,967	$—	$1,205	$1,420,767
Losses and loss adjustment expenses	601,886	120,984	316,721	—	32,393	1,071,984
Underwriting, acquisition and insurance expenses	267,208	67,899	140,953	—	(3,192)	472,868

Underwriting profit (loss)	(32,087)	24,705	(88,707)	—	(27,996)	(124,085)

Net investment income	—	—	—	179,618	—	179,618
Net realized investment gains	—	—	—	20,135	—	20,135

Segment profit (loss)	$(32,087)	$24,705	$(88,707)	$199,753	$(27,996)	$75,668

Interest expense						48,142

Income before income taxes						$27,526

U.S. GAAP combined ratio(1)	104%	88%	124%	—	NM (2)	109%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated financial statements.

(dollars in thousands)	September 30, 2006	December 31, 2005
Segment Assets:
Investing	$7,166,289	$6,588,222
Other	2,816,007	3,225,876

Total Assets	$9,982,296	$9,814,098

11. Income Taxes

During the quarter ended September 30, 2006, the Company’s 2002 federal income tax year closed and management determined that tax liabilities were less than previously estimated, resulting in a $3.4 million tax benefit during the third quarter of 2006. Before considering this benefit, the estimated annual effective tax rate was 31% for the nine months ended September 30, 2006. During the quarter ended September 30, 2005, the Company’s 2001 federal income tax year closed and management determined that tax liabilities were less than previously estimated, resulting in a $2.5 million tax benefit during the third quarter of 2005. Before considering this benefit, the estimated annual effective tax rate was 19% for the nine months ended September 30, 2005. For all periods presented, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

In July 2006, the Internal Revenue Service completed its examination of the Company’s 2003 federal income tax return. No material adjustments were made as a result of this examination.

12. Contingencies

In April 2006, the Company received notice of a lawsuit filed in the United States District Court for the Northern District of Georgia by New Cingular Wireless Headquarters, LLC and several other corporate insureds against Marsh & McLennan Companies, Inc., Aon Corporation and approximately 100 insurers, including the Company’s subsidiary, Essex Insurance Company, and the Company’s syndicate at Lloyd’s, Markel Syndicate 3000. The lawsuit seeks unspecified monetary damages and alleges that brokers and insurers colluded and engaged in prohibited conduct via market service agreements and other means that resulted in inflated premiums and reduced coverage. On October 16, 2006, by order of the Judicial Panel on Multidistrict Litigation, the case was transferred to the United States District Court in New Jersey for coordinated pre-trial proceedings in the consolidated case already pending there known as In re: Insurance Brokerage Antitrust Litigation. The Company intends to vigorously defend this matter; however, the outcome cannot be predicted at this time.

These and other contingencies arise in the normal conduct of the Company’s operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

13. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $2.5 million and $7.7 million, respectively, for the quarter and nine months ended September 30, 2006, and $2.5 million and $7.2 million, respectively, for the same periods in 2005.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

(dollars in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$471	$500	$1,456	$1,550
Interest cost	1,128	944	3,276	2,923
Expected return on plan assets	(1,598)	(1,259)	(4,641)	(3,901)
Amortization of unrecognized loss	470	435	1,365	1,348

Net periodic benefit cost	$471	$620	$1,456	$1,920

The Company contributed $2.7 million to the Terra Nova Pension Plan during the nine months ended September 30, 2006. The Company expects plan contributions to total $3.2 million in 2006.

c) Certain Markel International employees also participate in one of two defined benefit pension plans provided in connection with the multi-employer Lloyd’s Superannuation Scheme. In the third quarter of 2006, the Company gave notice to the trustees of the Lloyd’s Superannuation Scheme of its intent to withdraw from the scheme. As a result, the Company established a liability of $7.7 million for its obligations under the scheme.

14. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 becomes effective for the Company in the first quarter of 2007. The Company is currently evaluating FIN 48 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosure requirements regarding the use of fair value measurements. Statement No. 157 becomes effective for the Company in the first quarter of 2008. The Company does not expect the adoption of Statement No. 157 to have a material impact on its financial position, results of operations or cash flows.

Also in September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement No. 158 requires an employer to recognize the funded status of pension and other postretirement defined benefit plans as an asset or liability on the consolidated balance sheet. Changes in the funded status are required to be recognized through other comprehensive income in the year in which the changes occur. Statement No. 158 also requires an employer to measure plan assets and benefit obligations as of the date of its year-end consolidated balance sheet. The recognition and disclosure provisions of Statement No. 158 become effective for the Company as of December 31, 2006. The measurement provision of the Statement becomes effective for the Company as of December 31, 2008. The Company is currently evaluating Statement No. 158 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

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

Our Excess and Surplus Lines segment is comprised of five underwriting units, our Specialty Admitted segment consists of three underwriting units and our London Insurance Market segment is comprised of the ongoing operations of Markel International. During 2005, we announced the formation of a new underwriting unit, Markel Global Marine & Energy, which specializes in marine and energy coverages worldwide. Markel Global Marine & Energy began writing business in our Specialty Admitted segment during the third quarter of 2006.

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

Results of Operations

The following table compares the components of net income (loss).

(dollars in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Underwriting profit (loss)	$88,608	$(213,664)	$192,320	$(124,085)
Net investment income	71,032	61,905	203,351	179,618
Net realized investment gains	1,421	1,426	39,850	20,135
Interest expense	(16,435)	(16,262)	(47,808)	(48,142)
Income tax benefit (expense)	(40,528)	55,497	(116,593)	(2,739)

Net income (loss)	$104,098	$(111,098)	$271,120	$24,787

The results for both the quarter and nine months ended September 30, 2006 improved primarily due to the benign hurricane season experienced this year compared to the significant hurricane losses that occurred during 2005. Aside from the impact of hurricane losses, net income improved in both periods of 2006 due to more favorable underwriting results and stronger investment results compared to the same periods of 2005, both of which were partially offset by higher income tax expense in 2006. The components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

(dollars in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross premium volume	$635,309	$612,306	$1,971,571	$1,806,563
Net written premiums	$549,281	$459,001	$1,698,880	$1,470,207
Net retention	86%	75%	86%	81%
Earned premiums	$561,961	$433,081	$1,625,631	$1,420,767
Losses and loss adjustment expenses	$284,535	$496,092	$881,978	$1,071,984
Underwriting, acquisition and insurance expenses	$188,818	$150,653	$551,333	$472,868
Underwriting profit (loss)	$88,608	$(213,664)	$192,320	$(124,085)

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	71%	143%	77%	104%
Specialty Admitted	89%	92%	92%	88%
London Insurance Market	97%	187%	105%	124%
Other	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	84%	149%	88%	109%

(1)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.
(2)	NM – Ratio is not meaningful.

We reported a combined ratio of 84% and 88%, respectively, for the quarter and nine months ended September 30, 2006 compared to 149% and 109%, respectively, for the same periods in 2005. Both periods of 2005 included $199.9 million of estimated net losses and $54.0 million of additional reinsurance costs related to Hurricanes Katrina and Rita. In addition to the favorable impact of the benign hurricane season experienced this year, the improved combined ratio for the quarter ended September 30, 2006 was due in part to $40.0 million of favorable development on prior years’ loss reserves, most notably within the Excess and Surplus Lines segment, compared to adverse development of $7.4 million on prior years’ loss reserves in the third quarter of 2005. The combined ratio for the nine months ended September 30, 2006 included $84.5 million of favorable development on prior years’ loss reserves compared to $12.5 million of favorable development for the same period of 2005. For the nine months ended September 30, 2006, additional losses on Hurricanes Katrina, Rita and Wilma (2005 Hurricanes) of $57.6 million, or 4 points, partially offset the improved favorable development on prior years’ loss reserves.

The additional losses on the 2005 Hurricanes during the first nine months of 2006 were primarily concentrated in our contract property and delegated authority books of business included in the Excess and Surplus Lines and London Insurance Market segments. Business written in these divisions typically focuses on small-to-medium commercial insureds and is placed by a network of wholesale agents. At December 31, 2005, our contract property and delegated authority divisions had significant numbers of hurricane claims reported for which they had not received loss adjustment reports in order to set specific case reserves. Based on the loss adjustment reports received in the first quarter of 2006, the average severity per claim was determined to be significantly higher than had been estimated at December 31, 2005. Since December 31, 2005, the number of claims without loss adjustment reports has decreased significantly and we have reserved any unadjusted claims at amounts that are comparable to the average amount paid on similar settled and closed claims. While we believe our reserves for the 2005 Hurricanes as of September 30, 2006 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

The combined ratio for the Excess and Surplus Lines segment was 71% and 77%, respectively, for the quarter and nine months ended September 30, 2006 compared to 143% (including 60 points of losses on Hurricanes Katrina and Rita) and 104% (including 19 points of losses on Hurricanes Katrina and Rita), respectively, for the same periods in 2005. Aside from the impact of the storms, the improved combined ratio for both periods of 2006 was primarily due to continued favorable development of prior years’ loss reserves. The Excess and Surplus Lines segment’s combined ratio for the quarter ended September 30, 2006 included $56.1 million of favorable development of prior years’ loss reserves. For the nine months ended September 30, 2006, unfavorable loss reserve development of $14.6 million on the 2005 Hurricanes was more than offset by $140.6 million of favorable development on other prior years’ loss reserves. The redundancies experienced during both periods of 2006 were primarily on the specified medical, medical malpractice, products liability and employment practices liability programs at the Shand Professional/Products Liability unit.

The combined ratio for the Specialty Admitted segment was 89% and 92%, respectively, for the quarter and nine months ended September 30, 2006 compared to 92% (including 17 points of losses on Hurricanes Katrina and Rita) and 88% (including 5 points of losses on Hurricanes Katrina and Rita), respectively, for the same periods in 2005. Before considering the effects of Hurricanes Katrina and Rita, the combined ratio increased for both periods of 2006 primarily due to higher current year losses and lower favorable development on prior years’ loss reserves compared to the same periods of 2005. For both periods of 2006, the higher current year losses were primarily the result of greater loss frequency and severity experienced within the motorcycle and property programs at the Markel American Specialty Personal and Commercial Lines unit and on a new lumber product within the property and casualty division at the Markel Specialty Program Insurance unit. The favorable development on prior years’ loss reserves in 2006 and 2005 was primarily due to the positive effect of price increases across most product lines in recent years.

The London Insurance Market segment’s combined ratio was 97% and 105%, respectively, for the quarter and nine months ended September 30, 2006 compared to 187% (including 83 points of losses on Hurricanes Katrina and Rita) and 124% (including 21 points of losses on Hurricanes Katrina and Rita) for the same periods in 2005. The combined ratio for the nine months ended September 30, 2006 included $42.9 million of adverse loss reserve development on the 2005 Hurricanes. After considering the impact of the storms, the improvement in the combined ratio for both periods of 2006 was due in part to lower than anticipated frequency and severity of current year losses on several property classes of business. For the nine months ended September 30, 2006, the adverse development on the 2005 Hurricanes was partially offset by $11.7 million of favorable development on prior years’ loss reserves, primarily within the Specialty and Marine and Energy divisions. This favorable prior year development reflects improved risk selection and the favorable rates and terms associated with the London market in recent years.

In all periods presented, we have experienced significant redundancies in prior years’ loss reserves on the 2002 to 2004 accident years across all of our segments. During 2006, we saw the emergence of a positive trend on the 2005 accident year as well. The positive trend in these prior years’ loss reserves was partially the result of the more favorable rates and terms associated with a hard insurance market that began in 2000. While the favorable rates and terms obtained during the hard insurance market created an expectation of improved underwriting results, the impact from this favorable environment could not be fully quantified at that time and our initial estimates did not fully reflect this positive trend. The product lines most significantly impacted by the hard insurance market were, generally, long-tailed coverages including medical malpractice, specified medical and products liability coverages written by the Shand Professional/Products Liability unit and certain casualty product lines written by the Markel Specialty Program Insurance unit and at Markel International. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Over time, greater credibility has been given to this positive trend. In each period presented, we have updated the factors used in our actuarial methods to reflect this favorable trend, resulting in a reduction to prior years’ loss reserves.

While we believe that prior years’ loss reserves on the 2002 to 2005 accident years may continue to develop favorably into 2007, we caution readers not to place undue reliance on this positive trend. Beginning in 2004, we saw a softening of the insurance market and experienced a slow down in the rate of increase in prices as a result of increased competition. Competition remained strong in 2005 and increased further in 2006, resulting in deterioration in pricing in both periods. Similar to the impact of the hardening of the insurance market that began in 2000 and is discussed above, the impact of the softening insurance market on our underwriting results cannot be fully quantified in advance. In both hard and soft insurance markets, our philosophy is to establish loss reserves that are more likely redundant than deficient; however, it is unlikely that the redundancies on prior years’ loss reserves experienced over the past several years will remain at the same levels in 2007 and beyond.

The Other segment produced an underwriting loss of $16.9 million and $22.9 million, respectively, for the quarter and nine months ended September 30, 2006 compared to an underwriting loss of $24.7 million and $28.0 million, respectively, for the same periods in 2005. The underwriting loss for both the quarter and nine months ended September 30, 2006 was primarily due to $16.7 million of loss reserve development on asbestos and environmental exposures. The underwriting loss for both the quarter and nine months ended September 30, 2005 was primarily due to $31.3 million of loss reserve development on asbestos and environmental exposures and related reinsurance bad debt, partially offset by favorable development of loss reserves in other discontinued lines of business. The increase in asbestos and environmental reserves in all periods was a result of the completion of our annual review of these exposures during the third quarters of 2006 and 2005. During these reviews, we noted an increase in the severity of losses on reported claims, which caused us to increase our estimate of ultimate loss reserves for asbestos and environmental exposures. We have established asbestos and environmental reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future.

Premiums and Net Retentions

The following tables compare gross premium volume, net written premiums and earned premiums by underwriting segment.

Gross Premium Volume

Quarter Ended September 30,			Nine Months Ended September 30,
2006	2005	(dollars in thousands)	2006	2005
$362,569	$365,801	Excess and Surplus Lines	$1,119,461	$1,052,108
96,943	94,572	Specialty Admitted	270,092	249,973
175,584	151,705	London Insurance Market	581,417	502,556
213	228	Other	601	1,926

$635,309	$612,306	Total	$1,971,571	$1,806,563

Gross premium volume for the quarter and nine months ended September 30, 2006 increased 4% and 9% respectively, compared to the same periods in 2005. The increase in both periods of 2006 was primarily due to rate increases achieved by Markel International’s Marine and Energy, Non-Marine Property and Specialty divisions. The first nine months of 2006 also reflects growth in the Excess and Surplus lines segment due to new programs written by Markel Re’s Specialized Markel Alternative Risk Transfer (SMART) division. The decrease in the Excess and Surplus Lines segment’s gross premium volume during the third quarter of 2006 was primarily due to lower volume in several casualty lines as a result of increased competition, which more than offset increased volume at Markel Re’s SMART division.

With the exception of large rate increases on catastrophe-exposed business, rates have generally been flat or down slightly compared to the prior year. We have continued to experience increased competition throughout the first nine months of 2006, most notably in our professional liability programs, where rates are generally down 5% to 10%, and our casualty programs, where rates are generally flat to down 5%. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. As a result, gross premium volume may vary. We expect that competition in the property and casualty insurance industry will remain strong throughout the remainder of 2006 and into 2007.

Net Written Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2006	2005	(dollars in thousands)	2006	2005
$302,765	$279,793	Excess and Surplus Lines	$935,681	$843,668
94,810	86,485	Specialty Admitted	257,308	233,436
151,411	92,545	London Insurance Market	505,709	391,898
295	178	Other	182	1,205

$549,281	$459,001	Total	$1,698,880	$1,470,207

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume was 86% for both the quarter and nine months ended September 30, 2006 compared to 75% and 81%, respectively, for the same periods in 2005. Net written premiums for both periods of 2005 were reduced by $54.0 million of additional reinsurance costs resulting from Hurricanes Katrina and Rita. These additional reinsurance costs reduced our net retention of gross premium volume by 9% and 3%, respectively, for the quarter and nine months ended September 30, 2005. Aside from the impact of the storms, the increase in retention in both periods of 2006 was primarily due to purchasing lower amounts of reinsurance in the Excess and Surplus Lines and London Insurance Market segments during 2006 compared to 2005 and a shift in product mix towards products that require less reinsurance.

Earned Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2006	2005	(dollars in thousands)	2006	2005
$315,051	$268,375	Excess and Surplus Lines	$932,656	$837,007
83,047	72,694	Specialty Admitted	237,276	213,588
163,568	91,834	London Insurance Market	455,517	368,967
295	178	Other	182	1,205

$561,961	$433,081	Total	$1,625,631	$1,420,767

Earned premiums for the quarter and nine months ended September 30, 2006 increased 30% and 14%, respectively, compared to the same periods in 2005. Earned premiums for both periods of 2005 were reduced by $54.0 million of additional reinsurance costs resulting from Hurricanes Katrina and Rita. In addition to the impact of additional reinsurance costs in 2005, earned premiums increased in 2006 due to higher gross premium volume and higher retentions compared to a year ago.

Catastrophe Exposure and Reinsurance Program

Following the 2005 hurricane season, we redefined our corporate philosophy regarding the management of property catastrophe exposure. We have developed three guiding principles for our catastrophe-exposed product lines. First, each product needs to produce sufficient underwriting profits so that it can absorb catastrophe losses and meet our return goals over a five-year period. Second, we want to limit our overall catastrophe exposure so that in an active catastrophe year, such as 2004 or 2005, we would be able to absorb the catastrophe losses and still produce a consolidated underwriting profit. Third, given an extreme catastrophic event, we want to protect the financial strength of the company.

In order to meet these guidelines, we are reducing our aggregate catastrophe exposures in areas where we believe we are overexposed. In addition, we have instituted stricter underwriting standards, lower policy limits, higher deductibles and significantly higher prices for catastrophe-exposed business.

Effective August 1, 2006, we renewed our catastrophe reinsurance program. As we have reduced our aggregate catastrophe exposure and increased pricing, the market for catastrophe reinsurance has become more difficult with lower capacity and higher pricing. Given these factors, we decided to retain a larger share of our net catastrophe exposure. While the restructuring of our catastrophe-exposed business is still in progress, we believe that events similar in magnitude to those experienced in 2005 would result in lower net catastrophe losses than we incurred in 2005.

Investing Results

Net investment income for the third quarter of 2006 was $71.0 million compared to $61.9 million for the third quarter of 2005. Net investment income for the nine months ended September 30, 2006 was $203.4 million compared to $179.6 million for the same period of 2005. The increase in both periods of 2006 was due to higher investment yields on a larger investment portfolio compared to the same periods of 2005.

Net realized investment gains for the third quarter of both 2006 and 2005 were $1.4 million. For the nine months ended September 30, 2006, net realized investment gains were $39.9 million compared to $20.1 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

At September 30, 2006, we held securities with gross unrealized losses of $49.0 million, or less than 1% of total invested assets. All securities with gross unrealized losses were reviewed and management believes there were no indications of other-than-temporary impairment at September 30, 2006.

Other Expenses

Interest expense for the quarter ended September 30, 2006 was $16.4 million compared to $16.3 million in 2005. Interest expense for the nine months ended September 30, 2006 was $47.8 million compared to $48.1 million for the same period of 2005. During the third quarter of 2006, we issued $150 million of 7.50% unsecured senior debentures due August 22, 2046. In both periods of 2006, interest expense from the new debt issuance was partially offset by lower interest expense on our Junior Subordinated Deferrable Interest Debentures due to our retirement of a portion of these notes during 2006.

During the quarter ended September 30, 2006, our 2002 federal income tax year closed and management determined that tax liabilities were less than previously estimated, resulting in a $3.4 million tax benefit during the third quarter of 2006. Before considering this benefit, the estimated annual effective tax rate was 31% for the nine months ended September 30, 2006. During the quarter ended September 30, 2005, our 2001 federal income tax year closed and management determined that tax liabilities were less than previously estimated, resulting in a $2.5 million tax benefit during the third quarter of 2005. Before considering this benefit, the estimated annual effective tax rate was 19% for the nine months ended September 30, 2005. For all periods presented, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

Comprehensive Income (Loss)

Comprehensive income was $237.0 million for the third quarter of 2006 compared to comprehensive loss of $142.8 million for the same period of 2005. For the nine months ended September 30, 2006, comprehensive income was $313.9 million compared to comprehensive loss of $46.2 million for the same period in 2005. Comprehensive income for the third quarter of 2006 included net income of $104.1 million and net unrealized gains on securities of $132.8 million. Comprehensive income for the nine months ended September 30, 2006 included net income of $271.1 million and net unrealized gains on securities of $41.9 million. The comprehensive loss for both periods of 2005 was primarily due to net underwriting losses on Hurricanes Katrina and Rita. Comprehensive income for the nine months ended September 30, 2006 included a gain of $0.8 million from currency translation adjustments, net of taxes, compared to a loss of $10.7 million for the same period of 2005, which was primarily related to the sale of Corifrance. We attempt to match assets and liabilities in original currencies to mitigate the impact of currency volatility.

Financial Condition

Total invested assets were $7.2 billion at September 30, 2006 compared to $6.6 billion at December 31, 2005. Net unrealized gains, net of taxes, on fixed maturities and equity securities were $344.4 million at September

30, 2006 compared to $302.5 million at December 31, 2005. Equity securities were $1.5 billion, or 21% of total invested assets, at September 30, 2006 compared to $1.4 billion, or 21%, at December 31, 2005.

Net cash provided by operating activities was $373.7 million for the nine months ended September 30, 2006 compared to $428.7 million for the same period in 2005. The decrease was primarily due to higher claim payments related to hurricanes for the nine months ended September 30, 2006 compared to the same period of 2005, offset in part by collections of related reinsurance balances, increased premium volume and cash received from reinsurance commutation agreements completed in 2006. Operating cash flows will continue to be impacted by the volume of claim payments related to the 2005 Hurricanes and the timing of the related reinsurance collections.

Net cash used by investing activities was $362.2 million for the nine months ended September 30, 2006 compared to $401.2 million for the same period in 2005. The decrease in net cash used by investing activities was primarily due to having lower operating cash flows to invest as a result of hurricane claim payments and the timing of investing cash provided by both operating and financing activities in 2006.

For the nine months ended September 30, 2006, net cash provided by financing activities was $58.6 million compared to net cash used by financing activities of $29.2 million for the same period of 2005. The net cash provided by financing activities during the nine months ended September 30, 2006 was due to a debt issuance during the third quarter, partially offset by cash used to repurchase shares of our common stock and retire a portion of both our senior long-term debt and our Junior Subordinated Deferrable Interest Debentures. During the nine months ended September 30, 2005, we used cash to repurchase shares of our common stock and retire a portion of both our senior long-term debt and our Junior Subordinated Deferrable Interest Debentures.

Reinsurance recoverable on paid and unpaid losses decreased to $1.5 billion at September 30, 2006 from $1.9 billion at December 31, 2005. The decrease was primarily due to claims settled on the 2005 Hurricanes during the first nine months of 2006 and the subsequent cash collected under our reinsurance agreements. In addition, we have completed several reinsurance commutation agreements during 2006, which resulted in a reduction to reinsurance recoverable on paid and unpaid losses of approximately $150 million. The commutation agreements did not result in a material gain or loss to our results of operations for the nine months ended September 30, 2006.

Reinsurance commutations involve the termination of ceded or assumed reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers. Our commutation strategy related to assumed reinsurance contracts is to reduce our loss exposure to long-tailed liabilities assumed under reinsurance agreements entered into prior to our acquisition of Markel International. We will continue to pursue commutations when we believe they meet our objectives.

On August 22, 2006, we issued $150 million of 7.50% unsecured senior debentures due August 22, 2046. Net proceeds were $145.4 million and are intended to be used to retire our Junior Subordinated Deferrable Interest Debentures. The remaining proceeds will be used to retire our 7.20% unsecured senior notes due August 15, 2007, or for general corporate purposes.

We have access to various capital sources, including dividends from our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Shareholders’ equity was $2.0 billion as of September 30, 2006 compared to $1.7 billion as of December 31, 2005. Book value per share increased to $204.45 at September 30, 2006 from $174.04 at December 31, 2005 primarily due to $313.9 million of comprehensive income partially offset by the effect of share repurchases in the first nine months of 2006.

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

Our market risks at September 30, 2006 have not materially changed from those identified at December 31, 2005.

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

There were no changes in our internal control over financial reporting during the third quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under “Risk Factors” and “Safe Harbor and Cautionary Statement” in our 2005 Annual Report on Form 10-K or are included in the items listed below:

•	our anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•	gross and net loss estimates related to the 2005 Hurricanes are based on currently available information related to covered exposures and assumptions about how coverage applies. As actual losses are reported, claims are adjusted, and as specific reinsurers are associated with those losses, both gross and net losses for the 2005 Hurricanes may change significantly;

•	we are legally required in certain instances to offer terrorism insurance and have attempted to manage our exposure; however, in the event of a covered terrorist attack, we could sustain material losses;

•	the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	adverse developments in insurance coverage litigation could result in material increases in our estimates of loss reserves;

•	the costs and availability of reinsurance may impact our ability to write certain lines of business;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	we continue to closely monitor business written by Markel International before and shortly after our acquisition, including discontinued programs. Adverse experience in these areas could lead to additional charges;

•	we continue to closely monitor claims processing and development patterns and loss reserve adequacy at our Investors Brokered Excess and Surplus Lines unit. Adverse experience could lead to additional charges;

•	after the commutation of ceded reinsurance contracts, any subsequent adverse development in the re-assumed loss reserves will result in a charge to earnings;

•	operating cash flows may be impacted by the timing and volume of claim payments and the collection of related reinsurance balances on the 2005 Hurricanes;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital; and

•	economic conditions, volatility in interest and foreign exchange rates and concentration of investments can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2006, we received notice of a lawsuit filed in the United States District Court for the Northern District of Georgia by New Cingular Wireless Headquarters, LLC and several other corporate insureds against Marsh & McLennan Companies, Inc., Aon Corporation and approximately 100 insurers, including our subsidiary, Essex Insurance Company, and our syndicate at Lloyd’s, Markel Syndicate 3000. The lawsuit seeks unspecified monetary damages and alleges that brokers and insurers colluded and engaged in prohibited conduct via market service agreements and other means that resulted in inflated premiums and reduced coverage. On October 16, 2006, by order of the Judicial Panel on Multidistrict Litigation, the case was transferred to the United States District Court in New Jersey for coordinated pre-trial proceedings in the consolidated case already pending there known as In re: Insurance Brokerage Antitrust Litigation. We intend to vigorously defend this matter; however, the outcome cannot be predicted at this time.

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of October, 2006.

Markel Corporation

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of convertible notes payable and long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2006 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Form of Restricted Stock Unit 2006 Supplemental Award for Executive Officers (10.1) e

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated August 5, 2003.
c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
e.	Incorporated by reference from the exhibit shown in parenthesis filed with the Commission in the Registrant’s report on Form
8-K dated as of July 18, 2006.
*	Filed with this report.