Form 10-K
period 2006-12-31
MARKEL CORP
filed 2007-03-01
CIK 1096343

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

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

Common Stock, no par value, New York Stock Exchange, Inc.

7.50% Senior Debentures due 2046, New York Stock Exchange, Inc.

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

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates as of June 30, 2006 was approximately $3,015,580,251.

The number of shares of the registrant’s Common Stock outstanding at February 22, 2007: 9,963,465.

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 14, 2007, referred to in Part III.

Index and Cross References-Form 10-K

Annual Report

Item No.			Page
Part I
1.	Business		12-31, 115-117

1A.	Risk Factors		30

1B.	Unresolved Staff Comments		NONE

2.	Properties (note 5)		47-48

3.	Legal Proceedings (note 15)		63

4.	Submission of Matters to a Vote of Security Holders		NONE

4A.	Executive Officers of the Registrant		118

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		78, 116

6.	Selected Financial Data		32-33

7.	Management’s Discussion & Analysis of Financial Condition and Results of Operations		79-115

7A.	Quantitative and Qualitative Disclosures About Market Risk		109-112

8.	Financial Statements and Supplementary Data

The response to this item is submitted in Item 15 and on page 78.

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure		NONE

9A.	Controls and Procedures		75-77, 113

9B.	Other Information		NONE

Part III

10.	Directors, Executive Officers and Corporate Governance*		118

	Code of Conduct		117

11.	Executive Compensation*

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

13.	Certain Relationships and Related Transactions, and Director Independence*

14.	Principal Accounting Fees and Services*

*  Portions of Item Number 10 and Items Number 11, 12, 13 and 14 will be incorporated by reference from the Registrant’s 2007 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV

15.	Exhibits, Financial Statement Schedules

	a.	Documents filed as part of this Form 10-K

(1) Financial Statements

	Consolidated Balance Sheets at December 31, 2006 and 2005		34

	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004		35

	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004		36

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004		37

	Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004		38-73

	Reports of Independent Registered Public Accounting Firm		74-76

(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements and Notes thereto.

(3) See Index to Exhibits for a list of Exhibits filed as part of this report

	b.	See Index to Exhibits and Item 15a(3)

	c.	See Index to Financial Statements and Item 15a(2)

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW

We market and underwrite specialty insurance products and programs to a variety of niche markets and believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value.

Specialty Insurance

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for hard-to-place risks that do not fit the underwriting criteria of standard carriers. For example, United States insurance regulations generally require an Excess and Surplus Lines (E&S) account to be declined by three admitted carriers before an E&S company may write the business. Hard-to-place risks written in the Specialty Admitted market cover insureds engaged in similar, but highly specialized activities who require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. Hard-to-place risks in the London market are generally distinguishable from standard risks due to the complexity or significant size of the risk.

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

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings. Examples of niche markets that we have targeted include wind and earthquake exposed commercial properties, liability coverage for highly specialized professionals, horse mortality and other horse-related risks, yachts and other watercraft, high-value motorcycles and marine and energy related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the loss exposure, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

Markets

Our nine underwriting units are focused on three specialty market segments. We have five underwriting units that compete in the E&S market, three that compete in the Specialty Admitted market and one that competes in the London market.

The E&S market focuses on hard-to-place risks and loss exposures that admitted insurers specifically refuse to write. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. In

2005, the E&S market represented approximately $33 billion, or 7%, of the $489 billion United States property and casualty (P&C) industry.(1)

We are the sixth largest domestic E&S writer in the United States as measured by direct premium writings.(1) Our five underwriting units that write in the E&S market are: Essex Excess and Surplus Lines, Shand Professional/Products Liability, Markel Brokered Excess and Surplus Lines (formerly referred to as the Investors Brokered Excess and Surplus Lines unit), Markel Southwest Underwriters and Markel Re. In 2006, we wrote $1.5 billion of business in our Excess and Surplus Lines segment.

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

Our three underwriting units that write in the Specialty Admitted market are: Markel Specialty Program Insurance, Markel American Specialty Personal and Commercial Lines and Markel Global Marine and Energy. Markel Global Marine and Energy began writing business in late 2006. In 2006, we wrote $340 million of business in our Specialty Admitted segment.

The London market, which produced approximately $49 billion of gross written premium in 2005, is the largest insurance market in Europe and third largest in the world.(2) The London market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London market is also largely a subscription market, which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd’s syndicate, often due to the high limits of insurance coverage required. We write business on both a direct and subscription basis in the London market. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

Gross premium written through Lloyd’s syndicates represented approximately one-half of the London market’s international insurance business(2), making Lloyd’s the world’s second largest commercial surplus lines insurer and sixth largest reinsurer.(3) Corporate capital providers often provide a majority of a syndicate’s capacity and also often own or control the syndicate’s managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2006, corporate capital providers accounted for approximately 83% of total underwriting capacity in Lloyd’s.(3)

We participate in the London market through Markel International, which includes Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for our syndicate at Lloyd’s, Markel Syndicate 3000, which is managed by Markel Syndicate Management Limited. In 2006, we wrote $729 million of business in our London Insurance Market segment.

(1) Surplus Lines Market 2006, A.M. Best Special Report (September 2006).

(2) International Financial Markets in the UK, International Financial Services of London (November 2006).

(3) Lloyd’s Close Up Review 2006, Lloyd’s.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

In 2006, 22% of consolidated premium writings related to foreign risks (i.e., coverage for risks located outside of the United States), of which 36% were from the United Kingdom. In 2005, 21% of our premium writings related to foreign risks, of which 42% were from the United Kingdom. In 2004, 24% of our premium writings related to foreign risks, of which 40% were from the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with agents, brokers and insureds who rely on our expertise. This expertise is our principal means of competing. We offer over 90 major product lines. Each of these products has its own distinct competitive environment. With each of our products, we seek to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

Few barriers exist to prevent insurers from entering our segments of the P&C industry. Market conditions and capital capacity influence the degree of competition at any point in time. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a “soft market.” A favorable insurance market is commonly referred to as a “hard market” and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. During soft markets, unfavorable conditions exist due, in part, to what many perceive to be excessive amounts of capital in the industry. In an attempt to utilize their capital, many insurance companies seek to write additional premiums without appropriate regard for ultimate profitability and standard insurance companies are more willing to write specialty coverages. The opposite is typically true during hard markets.

After a decade of soft market conditions, we believe the industry began to experience favorable conditions in late 2000. The impact of the hardening market was accelerated by the significant insured losses from the terrorist attacks of September 11, 2001 and continued into 2002. Insurance market conditions then began to soften again in 2003 and 2004 and although we continued to receive rate increases compared to prior years for most product lines, the rate of increase slowed and, in certain lines, rates declined. This increase in competition continued into 2005 and new and renewal business declined as a result of our continuing commitment to adequate pricing. With the exception of large rate increases on catastrophe-exposed business, rates in 2006 were generally flat or down slightly compared to 2005. We expect that competition in the P&C insurance industry will remain strong in 2007. We remain focused on writing business that we believe will allow us to achieve our goal of underwriting profitability.

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

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2006, our combined ratio was 87%. See Management’s Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

The following graph compares our combined ratio to the P&C industry’s combined ratio for the past five years.

Underwriting Segments

We define our underwriting segments based on the areas of the specialty insurance market in which we compete. We have five underwriting units that compete in the Excess and Surplus Lines market, three that compete in the Specialty Admitted market and one that competes in the London market. See note 18 of the notes to consolidated financial statements for additional segment reporting disclosures.

Lines of business that have been discontinued in conjunction with an acquisition and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Excess and Surplus Lines Segment

Our Excess and Surplus Lines segment reported gross premium volume of $1.5 billion, earned premiums of $1.2 billion and an underwriting profit of $279.3 million in 2006.

In the E&S market, we write business through the following five underwriting units:

•	Essex Excess and Surplus Lines (Glen Allen, VA)

•	Shand Professional/Products Liability (Deerfield, IL)

•	Markel Brokered Excess and Surplus Lines (Red Bank, NJ)

•	Markel Southwest Underwriters (Scottsdale, AZ)

•	Markel Re (Glen Allen, VA)

Essex Excess and Surplus Lines. The Essex Excess and Surplus Lines unit (Essex E&S unit) focuses primarily on the following products written predominately on a non-admitted basis: casualty, property, inland marine, ocean marine, physical damage, and railroad. The casualty division writes a variety of liability coverages focusing on light-to-medium casualty exposures such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The property division writes property insurance on classes of business ranging from small, single-location accounts to large, multi-state, multi-location accounts. Property coverages consist principally of fire, allied lines, including windstorm, hail and water damage, and more specialized property coverages. In addition, the Essex E&S unit offers coverages for catastrophe-exposed property risks on both an excess and primary basis, including earthquake and wind, through its Essex Special Property division. These risks are typically larger and are of a low frequency and high severity nature.

The Essex E&S unit’s inland marine facility provides coverages for risks that include motor truck cargo, warehouseman’s legal liability, builder’s risk and contractor’s equipment. The ocean marine facility writes risks that include marinas, hull coverage, cargo and builder’s risk for yacht manufacturers. The special transportation division focuses on physical damage coverage for all types of commercial vehicles such as trucks, buses and high-value automobiles. The railroad division writes all-risk property coverages on rolling stock and real property and liability coverages for shortline, regional, tourist and scenic railroads as well as modern commuter rail and light rail.

The Essex E&S unit’s business is written through two distribution channels. Business written by the property and casualty divisions is primarily generated by approximately 200 professional surplus lines general agents who have limited quoting and binding authority. The Essex Special Property, inland marine, ocean marine, transportation and railroad divisions produce business on a brokerage basis through approximately 210 wholesale brokers. The Essex E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The Essex E&S unit writes the majority of its business in Essex Insurance Company, which is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

Shand Professional/Products Liability. The Shand Professional/Products Liability unit focuses primarily on tailored coverages that offer unique solutions on a claims-made basis for highly specialized professions. These coverages include medical malpractice for physicians and allied healthcare risks and professional liability for lawyers, architects and engineers, agents and brokers and management consultants. Specified professions errors and omissions coverage is targeted to start-up companies, small businesses and emerging technologies. Special risks include claims-made products liability coverage focused on new business products and technology. In addition, the Shand Professional/Products Liability unit offers not-for-profit directors’ and officers’ liability and employment practices liability (EPL) coverage. The unit also provides EPL clients a full menu of loss prevention programs offering consultation services which can be accessed through telephone inquiry, the Internet and live seminars across the United States.

Business is written nationwide and is developed through approximately 325 wholesale brokers. The Shand Professional/Products Liability unit has access to both admitted and surplus lines markets in all 50 states and writes the majority of its business in Evanston Insurance Company (EIC).

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Markel Brokered Excess and Surplus Lines. The Markel Brokered Excess and Surplus Lines unit is comprised of the following seven divisions: primary casualty, property, excess and umbrella, environmental, special programs, taxi liability and surety. Primary casualty targets hard-to-place, mid-size and large general liability and products liability accounts. The property division emphasizes non-standard property placements and commercial multi-peril policies. They approach monoline property business on a participating, primary or excess of loss basis. The excess and umbrella division offers its products on both a lead and excess position. Coverage is provided primarily for commercial businesses. The environmental division offers a complete array of environmental coverages including environmental consultants’ professional liability, contractors’ pollution liability and site specific environmental impairment liability. The special programs division considers unique or hard-to-place programs that have a proven track record where we can provide value-added services. The taxi liability division provides auto liability coverage for small-to-medium-sized local cab fleets on either an admitted or non-admitted basis. The surety division concentrates on writing surety reinsurance as a broker market focusing on treaty placements for both national and regional surety underwriting companies. The Markel Brokered Excess and Surplus Lines unit provides product solutions to its insureds through approximately 325 wholesale brokers and writes the majority of its business in EIC.

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

Markel Re. Markel Re writes direct excess and umbrella risks as well as casualty facultative reinsurance placements. The excess and umbrella division offers its products on both a lead and excess position and coverage is provided primarily for commercial businesses. The facultative placements possess favorable underwriting characteristics, including control of individual risk selection and pricing. Additionally, Markel Re offers a specialty underwriting facility for alternative risk transfer, which has been branded Specialized Markel Alternative Risk Transfer (SMART). SMART offers innovative solutions and quality products to buyers who commit significant financial resources to risk assumption through an alternative risk entity such as a captive insurance company, risk retention group or self-insured retention. The SMART division is led by a team of experienced professionals who target production sources which include retail and wholesale brokers, reinsurance intermediaries and program managers. Markel Re’s excess and umbrella business is generated through approximately 275 professional surplus lines general agents and the casualty facultative reinsurance business is written both directly and through reinsurance brokers for approximately 50 admitted and surplus lines carriers. The majority of Markel Re’s assumed business is written in Markel Insurance Company (MIC), while the direct business is written in Essex Insurance Company, MIC and EIC.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $340.5 million, earned premiums of $317.4 million and an underwriting profit of $28.1 million in 2006.

In the Specialty Admitted market, we write business through the following three underwriting units:

•	Markel Specialty Program Insurance (Glen Allen, VA)

•	Markel American Specialty Personal and Commercial Lines (Pewaukee, WI)

•	Markel Global Marine and Energy (Houston, TX)

Markel Specialty Program Insurance. The Markel Specialty Program Insurance unit focuses on providing total insurance programs for businesses engaged in similar but highly specialized activities. These activities typically do not fit the risk profiles of standard insurers and make complete coverage difficult to obtain from a single insurer.

The Markel Specialty Program Insurance unit is organized into four product areas that concentrate on particular markets and customer groups. The property and casualty division writes commercial coverages for youth and recreation oriented organizations, such as children’s summer camps, conference centers, YMCAs, YWCAs, Boys and Girls Clubs, child care centers, nurseries, private and Montessori schools and gymnastics, martial arts and dance schools. This division also writes commercial coverages for social service organizations, garages, gas stations, used car dealers, moving and storage businesses, museums, art organizations, bed & breakfast and country inns, pool and spa maintenance operations and lumber products. The agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage and property and liability coverages for farms, boarding, breeding and training facilities as well as outfitters and guides, hunting and fishing lodges and dude ranches. The accident and health division writes liability and accident insurance for amateur sports organizations, accident and medical insurance for colleges, universities, public schools and private schools and limited benefit accident and medical insurance for selected private insurers. The Markel Risk Solutions facility works with select retail producers on a national basis to provide admitted market solutions to accounts having difficulty finding coverage in the standard marketplace. Accounts of various classes and sizes are written with emphasis placed on individual risk underwriting and pricing.

The majority of Markel Specialty Program Insurance business is produced by approximately 4,000 retail insurance agents. Management grants very limited underwriting authority to a few carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Markel Specialty Program Insurance business is underwritten primarily in MIC. MIC is licensed to write P&C insurance in all 50 states, including its state of domicile, Illinois, and the District of Columbia.

Markel American Specialty Personal and Commercial Lines. The Markel American Specialty Personal and Commercial Lines unit offers its insurance products in niche markets that are overlooked by large admitted carriers and focuses its underwriting on watercraft and commercial marine, small boat and yacht, motorcycle and all-terrain vehicle (ATV), property, motor home, special event and supplemental natural disaster coverages. The watercraft program markets personal lines insurance coverage for watercraft, older boats and high performance boats. The focus of the commercial marine program is small fishing ventures, charters and small boat rentals. The yacht program is designed for experienced owners of moderately priced yachts and the small boat program targets newer watercraft up to 26 feet. The motorcycle and ATV programs target mature riders on touring and cruising bikes and ATV riders over age 16. The property program provides coverage for mobile homes and dwellings that do not qualify for standard homeowners coverage, as well as contents coverage for renters. The motor home program includes coverage for both personally used motor homes and motor home rental operations. The special event program offers cancellation and/or liability coverage for weddings, anniversary celebrations and other personal events. The supplemental natural disaster program offers additional living expense protection for loss due to specific named perils, including flood.

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

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Markel Global Marine and Energy. The Markel Global Marine and Energy unit provides insurance specifically designed to meet the needs of businesses in the marine and energy industries. The unit began writing business in late 2006 offering two product lines, excess marine and energy liability and onshore energy property. Gross premium volume for the Markel Global Marine and Energy unit was $1.8 million for 2006.

The excess liability program offers excess casualty and bumbershoot coverages for marine and energy related businesses. The onshore energy property program covers small to mid-sized onshore energy facilities such as oil refineries, chemical manufacturers and electrical power plants.

Business is produced by both wholesale and retail agents. In addition to offering its products domestically, certain products are available worldwide on a subscription basis. The program is underwritten primarily in MIC.

London Insurance Market Segment

Our London Insurance Market segment reported gross premium volume of $729.2 million, earned premiums of $624.6 million and a combined ratio of 100% in 2006.

This segment is comprised of Markel International, which is headquartered in London, England. In addition to eight branch offices in the United Kingdom, Markel International also has offices in Spain and Canada. At Markel International, we write specialty property, casualty, professional liability and marine insurance on a direct and reinsurance basis. We take a service-oriented approach to underwriting these complex and unique risks. Business is written worldwide with approximately 22% of writings coming from the United States.

Markel International. Markel International is comprised of the following five underwriting divisions which, to better serve the needs of our customers, have the ability to write business through either MIICL or Markel Syndicate 3000:

•	Marine and Energy

•	Non-Marine Property

•	Professional and Financial Risks

•	Retail

•	Specialty

In the Marine and Energy division, we underwrite a portfolio of coverages for cargo, energy, hull, liability, war and specie risks. The cargo account is an international transit-based book covering many types of cargo. The energy account includes all aspects of oil and gas activities. The hull account covers physical damage to ocean-going tonnage and yachts. The liability account provides coverage for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators and ship repairers. The war account covers the hulls of ships and aircraft, and other related interests, against war and associated perils. The specie account includes coverage for fine art on exhibit and in private collections, securities, bullion, precious metals, cash in transit and jewelry.

The Non-Marine Property division writes property and liability business for a wide range of insureds. We provide coverage ranging from fire to catastrophe perils such as earthquake and windstorm. Business is written in either the open market or delegated authority accounts. The open market account writes direct and facultative risks, typically for Fortune 1000 companies. Open market business is written mainly on a worldwide basis by our underwriters to London brokers, with each risk being considered on its own merits. The delegated authority account focuses mainly on small commercial insureds and is written through a network of coverholders. The delegated authority account is primarily written in the United States. Coverholders underwriting this business are closely monitored, subject to audit and must adhere to strict underwriting guidelines.

The Professional and Financial Risks division underwrites professional indemnity and directors’ and officers’ liability coverage. The professional indemnity account offers unique solutions in four main professional classes including miscellaneous professionals and consultants, construction professionals, financial service professionals and professional practices. The miscellaneous professionals and consultants class includes coverages for a wide range of professionals including management consultants, publishers, broadcasters, pension trustees and public officials. The construction class includes coverages for surveyors, engineers, architects and estate agents. The financial services class includes coverages for insurance brokers, insurance agents, financial consultants, stockbrokers, fund managers and venture capitalists. The professional practices class includes coverages for accountants and solicitors. The directors’ and officers’ liability account offers coverage to public, private and non-profit companies of all sizes on either an individual or blanket basis. The Professional and Financial Risks division writes business on a worldwide basis, limiting exposure in the United States.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

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

The Specialty division provides property treaty reinsurance on an excess of loss and proportional basis for per risk and catastrophe exposures. A significant portion of the division’s excess of loss catastrophe and per risk treaty business comes from the United States with the remainder coming from international property treaties. The Specialty division also offers direct coverage for a number of specialist classes including financial institutions, contingency and extreme sports.

Reinsurance

We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase catastrophe reinsurance coverage for our catastrophe-exposed policies, and we seek to manage our exposures under this coverage so that no exposure to any one reinsurer is material to our ongoing business. Over the past several years, as the capital capacity of our insurance subsidiaries has grown, we have reduced the amount of reinsurance that we purchase. As a result, our retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business. We do not purchase or sell finite reinsurance products or use other structures that would have the effect of discounting loss reserves.

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

When appropriate, we pursue reinsurance commutations that involve the termination of ceded reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers.

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2006. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. These ten reinsurance groups represent approximately 71% of our $1.4 billion reinsurance recoverable balance.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Munich Re Group	A+	$185,350
Lloyd’s of London	A	137,906
Swiss Re Group	A+	130,569
XL Capital Group	A+	113,979
Fairfax Financial Group	A	113,700
HDI Group	A	78,364
White Mountains Insurance Group	A-	64,978
Everest Re Group	A+	52,284
Ace Group	A+	48,856
Alea Group	NR(1)	46,499

Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		972,485

Total reinsurance recoverable on paid and unpaid losses		$1,362,456

(1)

NR-Not Rated. During 2005, Alea Group Holdings (Bermuda) Ltd. (Alea Group) placed its insurance operations into run off and A.M. Best withdrew its ratings. At December 31, 2006, we held collateral for 95% of our recoverable balances due from the Alea Group.

Reinsurance recoverable balances for the ten largest reinsurers are shown before consideration of balances owed to reinsurers and any potential rights of offset, any collateral held by us and allowances for bad debts.

Reinsurance treaties are generally purchased on an annual basis and are subject to yearly renegotiations. Reinsurance needs are assessed and coverages are purchased at the operating unit level with corporate oversight. In most circumstances, the reinsurer remains responsible for all business produced prior to termination. Treaties typically contain provisions concerning ceding commissions, required reports to reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an unauthorized reinsurer under applicable regulations or if their rating falls below an acceptable level.

See note 14 of the notes to consolidated financial statements and Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about our reinsurance programs and exposures.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Investments

Our business strategy recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately three-quarters of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term. The investment portfolio is managed by company officers.

Total investment return includes items that impact net income, such as net investment income and realized investment gains or losses, as well as changes in unrealized holding gains or losses, which do not impact net income. Our investment portfolio produced net investment income of $271.0 million and net realized investment gains of $63.6 million in 2006. During the year ended December 31, 2006, net unrealized holding gains on the investment portfolio increased by $246.1 million. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. Our focus on long-term total investment return results in variability in the level of realized and unrealized investment gains or losses from one period to the next.

We believe the ultimate success of our investment strategy is best analyzed from the review of total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

ANNUAL TAXABLE EQUIVALENT TOTAL INVESTMENT RETURNS

	Years Ended December 31,					Weighted Average Five-Year Annual Return	Weighted Average Ten-Year Annual Return
	2002	2003	2004	2005	2006
Equities	(8.8%)	31.0%	15.2%	(0.3%)	25.9%	13.9%	14.3%
Fixed maturities	9.8%	4.5%	4.8%	3.9%	5.2%	5.4%	6.0%
Investments in affiliates	—	—	—	—	13.2%	—	—
Total portfolio, before foreign currency effect	7.0%	8.3%	6.6%	2.9%	9.6%	6.8%	7.3%
Total portfolio	8.3%	10.5%	7.9%	1.5%	11.2%	7.8%	7.9%

Ending portfolio balance (in millions)	$4,314	$5,350	$6,317	$6,588	$7,535

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

Our fixed maturity portfolio has an average rating of “AA,” with 89% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in securities that are rated investment grade and to minimize investments in fixed maturities that are unrated or rated below investment grade.

See “Market Risk Disclosures” in Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2006.

Shareholder Value

Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, we measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. We recognize that it is difficult to grow book value consistently each year, so we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. For the year ended December 31, 2006, book value per share increased 32% primarily due to net income of $392.5 million and an increase of $160.0 million in net unrealized holding gains, net of taxes. For the year ended December 31, 2005, book value per share increased 3% primarily due to net income of $147.9 million partially offset by a decrease of $74.6 million in net unrealized holding gains, net of taxes. Over the past five years, we have grown book value per share at a compound annual rate of 16% to $229.78 per share.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

The following graph presents book value per share for the past five years.

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

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2006, our United States insurance subsidiaries could pay up to $335.3 million during the following 12 months under the ordinary dividend regulations.

United Kingdom and Lloyd’s Insurance Regulation. With the enactment of the Financial Services and Markets Act, the United Kingdom government authorized the Financial Services Authority (FSA) to supervise all securities, banking and insurance businesses, including Lloyd’s. The FSA oversees compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins and individual capital assessment requirements, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. Both MIICL and Markel Syndicate Management Limited are authorized and regulated by the FSA. We are required to provide 14 days advance notice to the FSA for any dividends from MIICL. In addition, our foreign insurance subsidiaries must comply with the United Kingdom Companies Act of 1985, which provides that dividends may only be paid out of distributable profits.

Other Regulation. During 2006, we made an investment in First Market Bank, a thrift institution based in Richmond, VA. In connection with this investment, we became a thrift holding company under the Home Owners Loan Act. As a thrift holding company, we are subject to regulatory oversight by the Office of Thrift Supervision and to regulations regarding acquisition of control similar to those applicable to insurance holding companies.

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

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2006, we paid rating agencies, including Best and Fitch, approximately $0.5 million for their services.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Risk Factors

A wide range of factors could materially affect our future prospects and performance. The matters addressed under “Safe Harbor and Cautionary Statements,” “Critical Accounting Estimates” and “Market Risk Disclosures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information included or incorporated in this report describe most of the significant risks that could affect our operations and financial results. We are also subject to the risks described below.

We may experience losses from catastrophes. Because we are a property and casualty insurance company, we frequently experience losses from man-made or natural catastrophes. Catastrophes may have a material adverse effect on operations. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires and may include terrorist events. We cannot predict how severe a particular catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events and the effectiveness of our catastrophe reinsurance coverage. Most catastrophes occur over a small geographic area; however, some catastrophes may produce significant damage in large, heavily populated areas.

Our results may be affected because actual insured losses differ from our loss reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of such factors as:

•	trends in claim frequency and severity,

•	changes in operations,

•	emerging economic and social trends,

•	uncertainties relating to asbestos and environmental exposures,

•	inflation, and

•	changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results will differ from original estimates. As part of the reserving process, we regularly review our loss reserves and make adjustments as necessary. Future increases in reserves could result in additional charges.

We are subject to regulation by insurance regulatory authorities that may affect our ability to implement our business objectives. Our insurance subsidiaries are subject to supervision and regulation by the insurance regulatory authorities in the various jurisdictions in which they conduct business. Regulation is intended for the benefit of policyholders rather than shareholders or holders of debt securities. Insurance regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, licensing, policy rates and forms and the form and content of financial reports.

Our ability to make payments on debt or other obligations depends on the receipt of funds from our subsidiaries. We are a holding company, and substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and the ability to service our debt are dependent upon the earnings of our subsidiaries and on the distribution of earnings, loans or other payments by our subsidiaries to us. In addition, payment of dividends by our insurance subsidiaries may require prior regulatory notice or approval.

Competition in the property and casualty insurance industry could adversely affect our ability to grow or maintain premium volume. Among our competitive strengths have been our specialty product focus and our niche market strategy. These strengths also make us vulnerable in periods of intense competition to actions by other insurance companies who seek to write additional premiums without appropriate regard for ultimate profitability. During soft markets, it may be very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits.

Associates

At December 31, 2006, we had 1,897 employees, six of whom were executive officers.

As a service organization, continued profitability and growth are dependent upon our talented and enthusiastic associates who share our common value system as outlined in the “Markel Style.” We have structured incentive compensation plans and stock purchase plans to encourage associates to achieve corporate objectives and think and act like owners. Associates are offered many opportunities to become shareholders. Associates eligible to participate in our 401(k) plan receive one-third of our contribution in Markel stock and may purchase stock with their own contributions. Stock also may be acquired through a payroll deduction plan, and associates (other than executive officers and directors as precluded by the Sarbanes-Oxley Act) are given the opportunity to purchase stock through loans financed by us with a partially subsidized interest rate. Under our incentive compensation plans, associates may earn a meaningful bonus based on individual and company performance. For some of our executive officers and other members of senior management, part of that bonus consists of restricted stock unit awards. Additionally, executive officers and other members of senior management are required to hold Markel stock in amounts that represent a substantial multiple of their annual compensation. At December 31, 2006, we estimate associates’ ownership, including executive officers and directors, to be approximately 9% of our outstanding shares. We believe that employee stock ownership and rewarding value-added performance align associates’ interests with the interests of non-employee shareholders.

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1, 2)

	2006	2005	2004
RESULTS OF OPERATIONS
Earned premiums	$2,184	$1,938	$2,054
Net investment income	271	242	204
Total operating revenues	2,519	2,200	2,262
Net income (loss)	393	148	165
Comprehensive income (loss)	526	64	273
Diluted net income (loss) per share	$39.40	$14.80	$16.41

FINANCIAL POSITION
Total investments and cash and cash equivalents	$7,535	$6,588	$6,317
Total assets	10,088	9,814	9,398
Unpaid losses and loss adjustment expenses	5,584	5,864	5,482
Convertible notes payable	—	99	95
Senior long-term debt	752	609	610
8.71% Junior Subordinated Debentures	106	141	150
Shareholders’ equity	2,296	1,705	1,657
Common shares outstanding (at year end, in thousands)	9,994	9,799	9,847

OPERATING PERFORMANCE MEASURES (1, 2, 3)

OPERATING DATA
Book value per common share outstanding	$229.78	$174.04	$168.22
Growth (decline) in book value	32%	3%	20%
5-Year CAGR in book value (4)	16%	11%	20%
Closing stock price	$480.10	$317.05	$364.00

RATIO ANALYSIS
U.S. GAAP combined ratio(5)	87%	101%	96%
Investment yield (6)	4%	4%	4%
Taxable equivalent total investment return (7)	11%	2%	8%
Investment leverage (8)	3.3	3.9	3.8
Debt to total capital	27%	33%	34%

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

2003	2002	2001	2000	1999	1998	1997	10-Year CAGR (4)

$1,864	$1,549	$1,207	$939	$437	$333	$333	22%
183	170	171	154	88	71	69	18%
2,092	1,770	1,397	1,094	524	426	419	21%
123	75	(126)	(28)	41	57	50	—
222	73	(77)	81	(40)	68	92	—
$12.31	$7.53	$(14.73)	$(3.99)	$7.20	$10.17	$8.92	—

$5,350	$4,314	$3,591	$3,136	$1,625	$1,483	$1,410	21%
8,532	7,409	6,441	5,473	2,455	1,921	1,870	20%
4,930	4,367	3,700	3,037	1,344	934	971	20%
91	86	116	—	—	—	—	—
522	404	265	573	168	93	93	—
150	150	150	150	150	150	150	—
1,382	1,159	1,085	752	383	425	357	24%
9,847	9,832	9,820	7,331	5,590	5,522	5,474	—

$ 140.38	$ 117.89	$ 110.50	$ 102.63	$ 68.59	$ 77.02	$ 65.18	17%
19%	7%	8%	50%	(11%)	18%	33%	—
13%	13%	18%	21%	22%	23%	26%	—
$ 253.51	$ 205.50	$ 179.65	$ 181.00	$155.00	$181.00	$156.13	—

99%	103%	124%	114%	101%	98%	99%	—
4%	4%	5%	6%	5%	5%	5%	—
11%	8%	8%	12%	(1%)	9%	13%	—
3.9	3.7	3.3	4.2	4.2	3.5	4.0	—
36%	36%	33%	49%	45%	36%	41%	—

(4)	CAGR—compound annual growth rate.

(5)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(6)	Investment yield reflects net investment income as a percentage of average invested assets.

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

(8)	Investment leverage represents total invested assets divided by shareholders’ equity.

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,996,386 in 2006 and $4,586,164 in 2005)	$5,000,969	$4,613,296
Equity securities (cost of $1,059,345 in 2006 and $940,290 in 2005)	1,766,273	1,378,556
Short-term investments (estimated fair value approximates cost)	139,499	248,541
Investments in affiliates	73,439	14,072

TOTAL INVESTMENTS	6,980,180	6,254,465

Cash and cash equivalents	555,115	333,757
Receivables	322,982	334,513
Reinsurance recoverable on unpaid losses	1,257,453	1,824,300
Reinsurance recoverable on paid losses	105,003	91,311
Deferred policy acquisition costs	218,392	212,329
Prepaid reinsurance premiums	117,889	130,513
Goodwill	339,717	339,717
Other assets	191,400	293,193

TOTAL ASSETS	$10,088,131	$9,814,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,583,879	$5,863,677
Unearned premiums	1,007,801	993,737
Payables to insurance companies	58,880	115,613
Convertible notes payable (estimated fair value of $108,000 in 2005)	—	98,891
Senior long-term debt (estimated fair value of $801,000 in 2006 and $647,000 in 2005)	751,978	608,945
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $111,000 in 2006 and $150,000 in 2005)	106,379	141,045
Other liabilities	282,821	286,757

TOTAL LIABILITIES	7,791,738	8,108,665

Shareholders’ equity:
Common stock	854,561	743,503
Retained earnings	1,015,679	669,057
Accumulated other comprehensive income:
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $249,029 in 2006 and $162,889 in 2005	462,482	302,509
Cumulative translation adjustments, net of tax benefit of $6,094 in 2006 and $5,189 in 2005	(11,316)	(9,636)
Net actuarial pension loss, net of tax benefit of $13,469 in 2006	(25,013)	—

TOTAL SHAREHOLDERS’ EQUITY	2,296,393	1,705,433
Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,088,131	$9,814,098

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,184,381	$1,938,461	$2,053,887
Net investment income	271,016	241,979	204,032
Net realized investment gains	63,608	19,708	4,139

TOTAL OPERATING REVENUES	2,519,005	2,200,148	2,262,058

OPERATING EXPENSES
Losses and loss adjustment expenses	1,132,579	1,299,983	1,308,343
Underwriting, acquisition and insurance expenses	767,853	650,323	673,450

TOTAL OPERATING EXPENSES	1,900,432	1,950,306	1,981,793

OPERATING INCOME	618,573	249,842	280,265

Interest expense	65,172	63,842	56,220

INCOME BEFORE INCOME TAXES	553,401	186,000	224,045
Income tax expense	160,899	38,085	58,633

NET INCOME	$392,502	$147,915	$165,412

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on securities, net of taxes:
Net holding gains (losses) arising during the period	$201,318	$(61,755)	$108,945
Less reclassification adjustments for net gains included in net income	(41,345)	(12,810)	(2,690)

Net unrealized gains (losses)	159,973	(74,565)	106,255
Currency translation adjustments, net of taxes	(1,680)	(9,709)	1,010
Net actuarial pension loss, net of taxes	(25,013)	—	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	133,280	(84,274)	107,265

COMPREHENSIVE INCOME	$525,782	$63,641	$272,677

NET INCOME PER SHARE
Basic	$40.43	$15.05	$16.79
Diluted	$39.40	$14.80	$16.41

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS‘ EQUITY

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Shareholders’ Equity at January 1, 2004	9,847	$737,356	$375,041	$269,882	$1,382,279
Net income	—	—	165,412	—	165,412
Net unrealized gains on securities, net of taxes	—	—	—	106,255	106,255
Currency translation adjustments, net of taxes	—	—	—	1,010	1,010

Comprehensive income					272,677
Issuance of common stock	12	—	—	—	—
Repurchase of common stock	(12)	—	(3,385)	—	(3,385)
Restricted stock units expensed	—	1,232	—	—	1,232
Tax benefit on closed stock option plans	—	3,700	—	—	3,700

Shareholders’ Equity at December 31, 2004	9,847	742,288	537,068	377,147	1,656,503
Net income	—	—	147,915	—	147,915
Net unrealized losses on securities, net of taxes	—	—	—	(74,565)	(74,565)
Currency translation adjustments, net of taxes	—	—	—	(9,709)	(9,709)

Comprehensive income					63,641
Issuance of common stock	1	—	—	—	—
Repurchase of common stock	(49)	—	(15,926)	—	(15,926)
Restricted stock units expensed	—	1,215	—	—	1,215

Shareholders’ Equity at December 31, 2005	9,799	743,503	669,057	292,873	1,705,433
Net income	—	—	392,502	—	392,502
Net unrealized gains on securities, net of taxes	—	—	—	159,973	159,973
Currency translation adjustments, net of taxes	—	—	—	(1,680)	(1,680)
Net actuarial pension loss, net of taxes	—	—	—	(25,013)	(25,013)

Comprehensive income					525,782
Repurchase of common stock	(140)	—	(45,880)	—	(45,880)
Conversion of convertible notes payable	335	108,842	—	—	108,842
Restricted stock units expensed	—	1,342	—	—	1,342
Tax benefit on closed stock option plans	—	874	—	—	874

SHAREHOLDERS’ EQUITY AT DECEMBER 31, 2006	9,994	$854,561	$1,015,679	$426,153	$2,296,393

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$392,502	$147,915	$165,412
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	30,561	(44,513)	(29,800)
Depreciation and amortization	27,610	29,581	31,336
Net realized investment gains	(63,608)	(19,708)	(4,139)
Decrease in receivables	11,531	50,274	34,834
Increase in deferred policy acquisition costs	(6,063)	(10,363)	(4,295)
Increase in unpaid losses and loss adjustment expenses, net	273,357	266,920	567,239
Increase in unearned premiums, net	26,688	20,541	7,556
Increase (decrease) in payables to insurance companies	(56,733)	33,887	(60,523)
Other	(124,252)	76,717	(16,927)

NET CASH PROVIDED BY OPERATING ACTIVITIES	511,593	551,251	690,693

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,559,977	1,839,065	2,528,166
Proceeds from maturities, calls and prepayments of fixed maturities	173,997	164,150	248,760
Cost of fixed maturities and equity securities purchased	(2,125,618)	(2,444,059)	(3,497,841)
Net change in short-term investments	109,042	(126,827)	(39,702)
Cost of investments in affiliates	(58,703)	(14,072)	—
Net proceeds from sale of subsidiary	—	43,237	—
Additions to property and equipment	(9,192)	(29,498)	(6,963)
Other	1,715	727	(116)

NET CASH USED BY INVESTING ACTIVITIES	(348,782)	(567,277)	(767,696)

FINANCING ACTIVITIES
Additions to senior long-term debt	145,402	—	196,816
Repayments and retirement of senior long-term debt	(4,549)	(3,603)	(110,000)
Retirement of Junior Subordinated Deferrable Interest Debentures	(36,421)	(9,627)	—
Repurchases of common stock	(45,880)	(15,926)	(3,385)
Other	(5)	—	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	58,547	(29,156)	83,431

Increase (decrease) in cash and cash equivalents	221,358	(45,182)	6,428
Cash and cash equivalents at beginning of year	333,757	378,939	372,511

CASH AND CASH EQUIVALENTS AT END OF YEAR	$555,115	$333,757	$378,939

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

c) Investments. Investments, other than investments in affiliates, are considered available-for-sale and are recorded at estimated fair value, generally based on quoted market prices. The net unrealized gains or losses on investments, net of deferred income taxes, are included in accumulated other comprehensive income in shareholders’ equity. A decline in the fair value of any investment below cost that is deemed other-than-temporary is charged to earnings, resulting in a new cost basis for the security.

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains or losses are included in earnings and are derived using the first-in, first-out method.

d) Investments in Affiliates. Investments in affiliates includes investments in companies accounted for under the equity method of accounting. The Company records its proportionate share of net income or loss of the investee in net investment income.

e) Cash and Cash Equivalents. The Company considers all investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company’s cash and cash equivalents approximates fair value.

f) Reinsurance Recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Allowances are established

1. Summary of Significant Accounting Policies (continued)

for amounts deemed uncollectible and reinsurance recoverables are recorded net of these allowances. The Company evaluates the financial condition of its reinsurers and monitors concentration risk to minimize its exposure to significant losses from individual reinsurers.

g) Deferred Policy Acquisition Costs. Costs directly related to the acquisition of insurance premiums, such as commissions to agents and brokers, are deferred and amortized over the related policy period, generally one year. Commissions received related to reinsurance premiums ceded are netted against broker commissions and other acquisition costs in determining acquisition costs eligible for deferral. To the extent that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company does not consider anticipated investment income in determining whether a premium deficiency exists.

h) Goodwill. Goodwill is tested for impairment at least annually. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30.

i) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives (generally, the life of the lease for leasehold improvements, three to five years for furniture and equipment and three to ten years for other).

j) Income Taxes. The Company records deferred income taxes to reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized.

k) Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and loss adjustment expenses are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred but not reported are based on reserve development studies, among other things. The Company does not discount reserves for losses and loss adjustment expenses to reflect estimated present value. The reserves recorded are estimates, and the ultimate liability may be greater than or less than the estimates.

l) Revenue Recognition. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded are netted against premiums written. The Company uses the periodic method to account for assumed reinsurance from foreign reinsurers. The Company’s foreign reinsurers provide sufficient information to record foreign assumed business in the same manner as the Company records assumed business from United States reinsurers.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

m) Stock Compensation Plans. The Company adopted Statement of Financial Accounting Standards (Statement) No. 123 (revised 2004), Shared-Based Payment, in 2006. The adoption of Statement No. 123 (revised 2004) did not have a material impact on the Company’s financial position, results of operations or cash flows.

Prior to the adoption of Statement No. 123 (revised 2004), the Company applied the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. Under the fair value method principles of Statement No. 123 (revised 2004), pro forma stock-based compensation expense, net of taxes, and pro forma net income would not have differed from amounts reported in 2005 and 2004.

Stock-based compensation expense is recognized as part of underwriting, acquisition and insurance expenses over the requisite service period. Stock-based compensation expense, net of taxes, was $1.8 million in 2006, $1.0 million in 2005 and $1.8 million in 2004.

n) Foreign Currency Translation. The functional currencies of the Company’s foreign operations are the currencies in which the majority of their business is transacted. Assets and liabilities of foreign operations are translated into the United States Dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are included, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency, other than a functional currency, are included in net income.

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss).

o) Comprehensive Income. Comprehensive income represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income, such as unrealized gains or losses on investments in fixed maturities and equity securities, foreign currency translation adjustments and, in 2006, net actuarial pension loss.

p) Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the year. Prior to the conversion of the Company’s convertible notes payable in December 2006, diluted net income per share reflected the application of the if-converted method as defined in Statement No. 128, Earnings Per Share.

1. Summary of Significant Accounting Policies (continued)

q) Recent Accounting Pronouncements. In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments. Statement No. 155 requires companies to evaluate beneficial interests in securitized financial assets in order to identify whether those interests are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately at fair value. In January 2007, the FASB issued Statement No. 133 Implementation Issue No. B40 (Issue No. B40), Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets. Issue No. B40 exempts securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying financial assets from the evaluation required by Statement No. 155. Statement No. 155 becomes effective for the Company in the first quarter of 2007. The Company will adopt Statement No. 155 and apply Issue No. B40 concurrently and does not expect the adoption of Statement No. 155 to have a material impact on its financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN No. 48 becomes effective for the Company in the first quarter of 2007. Upon adoption, the Company will be required to apply the provisions of FIN No. 48 to all tax positions and any cumulative effect adjustment will be recognized as an adjustment to retained earnings. The Company is in the process of evaluating FIN No. 48 and currently estimates that the cumulative effect of applying this guidance will result in an increase to retained earnings at January 1, 2007 in the range of $10 million to $25 million as a result of decreasing reserves for uncertain tax positions. This estimate is subject to change as the Company completes its analysis.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments

a) The following tables summarize the Company’s investments.

	December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,125,912	$1,381	$(15,698)	$1,111,595
Obligations of states, municipalities and political subdivisions	1,638,768	32,617	(1,430)	1,669,955
Foreign governments	177,890	1,292	(1,234)	177,948
Public utilities	85,531	589	(623)	85,497
Convertibles and bonds with warrants	4,922	134	—	5,056
All other corporate bonds	1,963,363	10,653	(23,098)	1,950,918

Total fixed maturities	4,996,386	46,666	(42,083)	5,000,969
Equity securities:
Insurance companies, banks and trusts	511,021	358,226	(3,838)	865,409
Industrial, miscellaneous and all other	548,324	354,795	(2,255)	900,864

Total equity securities	1,059,345	713,021	(6,093)	1,766,273
Short-term investments	139,499	—	—	139,499
Investment in affiliates	73,439	—	—	73,439

TOTAL INVESTMENTS	$6,268,669	$759,687	$(48,176)	$6,980,180

	December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$957,528	$2,326	$(15,772)	$944,082
Obligations of states, municipalities and political subdivisions	1,550,968	33,770	(4,368)	1,580,370
Foreign governments	342,561	2,819	(2,398)	342,982
Public utilities	55,952	914	(302)	56,564
Convertibles and bonds with warrants	48,129	1,799	(150)	49,778
All other corporate bonds	1,631,026	22,853	(14,359)	1,639,520

Total fixed maturities	4,586,164	64,481	(37,349)	4,613,296
Equity securities:
Insurance companies, banks and trusts	489,980	242,961	(7,250)	725,691
Industrial, miscellaneous and all other	450,310	208,913	(6,358)	652,865

Total equity securities	940,290	451,874	(13,608)	1,378,556
Short-term investments	248,541	—	—	248,541
Investments in affiliates	14,072	—	—	14,072

TOTAL INVESTMENTS	$5,789,067	$516,355	$(50,957)	$6,254,465

2. Investments (continued)

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2006
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$220,397	$(979)	$660,736	$(14,719)	$881,133	$(15,698)
Obligations of states, municipalities and political subdivisions	47,119	(255)	172,027	(1,175)	219,146	(1,430)
Foreign governments	59,843	(653)	29,224	(581)	89,067	(1,234)
Public utilities	28,164	(197)	11,598	(426)	39,762	(623)
All other corporate bonds	805,556	(9,879)	533,614	(13,219)	1,339,170	(23,098)

Total fixed maturities	1,161,079	(11,963)	1,407,199	(30,120)	2,568,278	(42,083)
Equity securities:
Insurance companies, banks and trusts	7,120	(1,154)	36,731	(2,684)	43,851	(3,838)
Industrial, miscellaneous and all other	4,511	(86)	30,710	(2,169)	35,221	(2,255)

Total equity securities	11,631	(1,240)	67,441	(4,853)	79,072	(6,093)

TOTAL	$1,172,710	$(13,203)	$1,474,640	$(34,973)	$2,647,350	$(48,176)

At December 31, 2006, the Company held 503 securities with a total estimated fair value of $2.6 billion and gross unrealized losses of $48.2 million. Of the 503 securities, 322 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $1.5 billion and gross unrealized losses of $35.0 million. Of these securities, 320 were fixed maturities where the Company expects to receive all interest and principal payments, and two were equity securities where the Company believed the market valuations were low due to market sentiment as opposed to the operating fundamentals and financial conditions of the companies. At December 31, 2006, all securities with unrealized losses were reviewed and the Company believes that there were no indications of declines in estimated fair value that were considered to be other-than-temporary.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

	December 31, 2005
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

c) The amortized cost and estimated fair value of fixed maturities at December 31, 2006 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$174,531	$174,168
Due after one year through five years	1,281,828	1,275,911
Due after five years through ten years	1,607,833	1,597,725
Due after ten years	1,932,194	1,953,165

TOTAL	$4,996,386	$5,000,969

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.7 years.

2. Investments (continued)

d) The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Interest:
Municipal bonds (tax-exempt)	$68,521	$59,994	$42,513
Taxable bonds	160,890	152,059	140,998
Short-term investments, including overnight deposits	24,899	16,342	10,066
Dividends on equity securities	25,892	22,330	18,709
Income from investments in affiliates	5,439	—	—
Other	(5,526)	(199)	(119)

	280,115	250,526	212,167
Less investment expenses	9,099	8,547	8,135

NET INVESTMENT INCOME	$271,016	$241,979	$204,032

e) The following table presents realized investment gains (losses) and the change in unrealized holding gains.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Realized gains:
Fixed maturities	$18,077	$15,954	$34,270
Equity securities	69,497	21,664	12,429

	87,574	37,618	46,699

Realized losses:
Fixed maturities	(13,728)	(16,475)	(22,197)
Equity securities	(8,296)	(467)	(20,363)
Other	(1,942)	(968)	—

	(23,966)	(17,910)	(42,560)

NET REALIZED INVESTMENT GAINS	$63,608	$19,708	$4,139

Change in unrealized holding gains:
Fixed maturities	$(22,549)	$(63,528)	$4,347
Equity securities	268,662	(51,189)	159,123

NET INCREASE (DECREASE)	$246,113	$(114,717)	$163,470

f) At December 31, 2006, the Company had $1.6 billion of investments and cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of default by the Company on its obligations. These invested assets and the related liabilities are included on the Company’s consolidated balance sheet. The following discussion provides additional detail regarding irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company’s United States insurance companies had invested assets with a carrying value of $38.5 million and $36.0 million on deposit with state regulatory authorities at December 31, 2006 and 2005, respectively.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

Invested assets with a carrying value of $8.3 million and $8.9 million at December 31, 2006 and 2005, respectively, were held in trust for the benefit of cedents of the Company’s United States insurance companies.

Invested assets with a carrying value of $106.2 million and $138.5 million at December 31, 2006 and 2005, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL’s accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $47.1 million and $41.8 million at December 31, 2006 and 2005, respectively, were held in trust for the benefit of MIICL’s United States surplus lines policyholders.

Invested assets with a carrying value of $34.2 million and $34.7 million at December 31, 2006 and 2005, respectively, were held in trust for the benefit of MIICL’s Canadian cedents.

Banks have issued irrevocable undrawn letters of credit supporting the Company’s contingent liabilities related to certain reinsurance business written in the United States by MIICL. The Company had deposited invested assets with a carrying value of $36.6 million and $37.3 million at December 31, 2006 and 2005, respectively, as collateral against these letters of credit.

The Company had deposited $401.2 million and $276.5 million of invested assets with Lloyd’s to support its underwriting activities at December 31, 2006 and 2005, respectively. In addition, the Company had invested assets with a carrying value of $945.4 million and $1.1 billion at December 31, 2006 and 2005, respectively, held in trust for the benefit of syndicate policyholders.

g) At December 31, 2006 and 2005, investments in U.S. Treasury securities and obligations of U.S. government agencies were the only investments in any one issuer that exceeded 10% of shareholders’ equity.

3. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2006	2005
Amounts receivable from agents, brokers and insureds	$267,530	$277,076
Less allowance for doubtful receivables	6,637	7,618

	260,893	269,458
Other	62,089	65,055

RECEIVABLES	$322,982	$334,513

Amounts receivable from agents, brokers and insureds included $56.1 million and $57.1 million of accrued premium income at December 31, 2006 and 2005, respectively. Accrued premium income represents the difference between estimated cumulative ultimate gross written premiums and cumulative billed premiums. This timing difference arises because producers have obligated the Company to provide coverage but have not yet reported final policy information.

3. Receivables (continued)

Other receivables included $20.5 million and $43.0 million recoverable from Marsh, Inc. at December 31, 2006 and 2005, respectively. These amounts relate to the 2002 settlement of a reinsurance dispute with Marsh, Inc. and several reinsurers. As a result of the settlement, Marsh, Inc. agreed to pay 57% of future claims from the program involved in the dispute. The receivable from Marsh, Inc. was reduced $11.4 million and $14.3 million during 2006 and 2005, respectively, as a result of a decrease in the estimated loss reserves for the program that gave rise to the reinsurance dispute. Marsh, Inc. is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc.

4. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Balance, beginning of year	$212,329	$204,579	$200,284
Policy acquisition costs of sold subsidiary	—	(2,613)	—
Policy acquisition costs deferred	538,640	485,258	491,067
Amortization of policy acquisition costs	(532,577)	(474,895)	(486,772)

DEFERRED POLICY ACQUISITION COSTS	$218,392	$212,329	$204,579

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Amortization of policy acquisition costs	$532,577	$474,895	$486,772
Other operating expenses	235,276	175,428	186,678

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES	$767,853	$650,323	$673,450

5. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2006	2005
Land	$18,262	$18,262
Leasehold improvements	30,171	28,835
Furniture and equipment	58,620	56,218
Other	1,798	1,516

	108,851	104,831
Less accumulated depreciation and amortization	62,884	55,287

PROPERTY AND EQUIPMENT	$45,967	$49,544

Depreciation and amortization expense of property and equipment was $9.8 million, $10.1 million and $10.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company does not own any material properties as it leases substantially all of its facilities and certain furniture and equipment under operating leases with remaining terms up to approximately 12 years.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property and Equipment (continued)

The following table summarizes the Company’s minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2006.

Years Ending December 31,	(dollars in thousands)
2007	$15,413
2008	14,425
2009	13,899
2010	12,297
2011	8,767
2012 and thereafter	30,487

TOTAL	$95,288

Total rental expense for the years ended December 31, 2006, 2005 and 2004 was approximately $15.5 million, $13.2 million and $13.3 million, respectively.

6. Goodwill

Goodwill is tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. There was no indication of goodwill impairment during 2006 or 2005.

The carrying amounts of goodwill by reporting unit at December 31, 2006 and 2005 were as follows: Excess and Surplus Lines, $81.8 million, and London Insurance Market, $257.9 million.

7. Income Taxes

Income before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Domestic	$466,750	$245,190	$276,264
Foreign	86,651	(59,190)	(52,219)

INCOME BEFORE INCOME TAXES	$553,401	$186,000	$224,045

7. Income Taxes (continued)

Income tax expense includes the following components.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Current:
Federal–domestic operations	$130,180	$81,892	$84,749
Federal–foreign operations	158	706	3,684

Total current tax expense	130,338	82,598	88,433

Deferred:
Federal–domestic operations	6,741	(15,180)	(7,100)
Federal–foreign operations	(1,930)	(8,720)	(2,863)
Foreign–foreign operations	25,750	(20,613)	(19,837)

Total deferred tax expense (benefit)	30,561	(44,513)	(29,800)

INCOME TAX EXPENSE	$160,899	$38,085	$58,633

In general, the Company is not subject to state income taxation; therefore, state income tax expense is not material to the consolidated financial statements.

The Company made net income tax payments of $145.6 million, $65.9 million and $94.2 million in 2006, 2005 and 2004, respectively. Current income taxes payable were $12.2 million and $19.6 million at December 31, 2006 and 2005, respectively, and were included in other liabilities on the consolidated balance sheets.

Reconciliations of the United States corporate income tax rate to the effective tax rate on income before income taxes are presented in the following table.

	Years Ended December 31,
	2006	2005	2004
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	(5)	(12)	(7)
Sale of subsidiary	—	(4)	—
Differences between financial reporting and tax bases	—	—	(2)
Tax reserve adjustment	—	1	—
Other	(1)	—	—

EFFECTIVE TAX RATE	29%	20%	26%

Substantially all of the Company’s continuing international operations are taxed directly or indirectly by both the United States and United Kingdom. However, subject to certain limitations, the United States allows a credit against its tax for any United Kingdom tax generated by Markel International. As a result of differences between the United States and United Kingdom tax systems, distinct deferred tax assets and deferred tax liabilities exist in each of these jurisdictions.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2006	2005
Assets:
Differences between financial reporting and tax bases	$108,674	$95,527
Unpaid losses and loss adjustment expenses not yet deductible for income tax purposes	138,152	144,048
Unearned premiums recognized for income tax purposes	54,826	55,621
Net operating loss carryforwards	150,982	222,075
Domestic asset on foreign tax losses	25,658	66,971
Domestic asset on future foreign taxable items	65,232	62,919

Total gross deferred tax assets	543,524	647,161
Less valuation allowance	(43,899)	(44,381)

Total gross deferred tax assets, net of allowance	499,625	602,780

Liabilities:
Differences between financial reporting and tax bases	78,973	41,800
Unpaid losses and loss adjustment expenses deductible for income tax purposes in excess of financial statement purposes	23	91,453
Deferred policy acquisition costs	67,541	67,872
Accumulated other comprehensive income	229,466	157,700
Reinsurance recoveries not yet subject to income tax	—	42,293
Domestic liability on future foreign deductible items	29,348	30,358
Domestic liability on undistributed earnings of foreign subsidiaries	27,129	16,358
Other	28,024	20,828

Total gross deferred tax liabilities	460,504	468,662

NET DEFERRED TAX ASSET	$39,121	$134,118

Net deferred tax asset—foreign	106,990	143,347
Net deferred tax liability—domestic	(67,869)	(9,229)

NET DEFERRED TAX ASSET	$39,121	$134,118

The net deferred tax asset at December 31, 2006 and 2005 is included in other assets on the consolidated balance sheets.

Upon acquiring Markel International, the Company established a $45.8 million valuation allowance, substantially all of which related to pre-acquisition losses at Markel Capital. A valuation allowance was considered necessary due to the uncertainty of realizing a future tax benefit on these losses. During 2006, $0.5 million of the deferred tax asset was realized and the valuation allowance was reduced. During 2004, $2.9 million of the deferred tax asset established upon the acquisition of Markel International was realized, and both the valuation allowance and goodwill were reduced. This reduction in the valuation allowance was partially offset by an increase of $1.5 million resulting from management’s determination that it is more likely than not that some of the Company’s post-acquisition losses for its Bermuda-based subsidiary will not be realized.

7. Income Taxes (continued)

At December 31, 2006, the Company had approximately $505 million of net operating losses, which were principally attributed to Markel Capital. Approximately $380 million of these losses can be carried forward indefinitely to offset Markel Capital’s future taxable income, while remaining losses of $125 million expire between the years 2018 and 2025. The Company estimates that it will realize $292.3 million of the gross deferred tax assets, including net operating losses, recorded at December 31, 2006 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. The Company believes that it is more likely than not that it will realize the remaining $158.4 million of gross deferred tax assets, net of the valuation allowance, by generating future taxable income and by utilizing prudent and feasible tax planning strategies if future taxable income is not sufficient. While management believes the valuation allowance at December 31, 2006 is adequate, changes in management’s estimate of future taxable income to be generated by its foreign subsidiaries or changes in the Company’s ability to utilize tax planning strategies could result in an increase in the valuation allowance through a charge to earnings.

Provisions for United States income taxes on undistributed earnings of foreign subsidiaries are made only on those amounts in excess of the funds that are considered to be permanently reinvested. Pre-acquisition earnings of the Company’s foreign subsidiaries are considered permanently reinvested and no provision for United States income taxes has been recorded. If these pre-acquisition earnings were not considered permanently reinvested, the estimated additional deferred income tax liability would not be material to the Company’s consolidated financial statements.

In July 2006, the Internal Revenue Service (IRS) completed its examination of the Company’s 2003 federal income tax return. No material adjustments were made as a result of this examination. The Company’s 2002 federal income tax return was closed to audit in September 2006. At that time, management determined that tax liabilities were less than previously estimated, resulting in a $3.4 million reduction in 2006 income tax expense. In addition, the Company’s 2001 federal income tax return was closed to audit in September 2005. At that time, management determined that tax liabilities were $2.5 million less than previously estimated. This change in estimated tax liabilities was recognized as a reduction in 2005 income tax expense. Additionally, the Company’s 2000 federal income tax return was closed to audit in September 2004. As a result, management determined that tax liabilities were $22.5 million less than previously estimated. The Company reduced 2004 income tax expense by $4.1 million, reduced goodwill related to the Markel International acquisition by $14.7 million and increased common stock related to closed stock option plans by $3.7 million.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$4,039,377	$3,841,091	$3,315,599
Foreign currency movements, commutations, dispositions and other	172,492	(142,974)	91,618

ADJUSTED NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	4,211,869	3,698,117	3,407,217
Incurred losses and loss adjustment expenses:
Current year	1,264,918	1,350,568	1,274,426
Prior years	(132,339)	(50,585)	33,917

TOTAL INCURRED LOSSES AND LOSS ADJUSTMENT EXPENSES	1,132,579	1,299,983	1,308,343

Payments:
Current year	208,310	227,288	212,108
Prior years	799,519	717,157	679,624

TOTAL PAYMENTS	1,007,829	944,445	891,732

Foreign exchange adjustment	1,207	(28)	3,059
Reinsurance to close Lloyd’s syndicates	—	—	14,204
Change in recoverable from Marsh, Inc. (see note 3)	(11,400)	(14,250)	—

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	4,326,426	4,039,377	3,841,091

Reinsurance recoverable on unpaid losses	1,257,453	1,824,300	1,641,276

GROSS RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$5,583,879	$5,863,677	$5,482,367

Beginning of year net reserves for losses and loss adjustment expenses are adjusted, when applicable, for the impact of changes in foreign currency rates, commutations, acquisitions and dispositions. In 2006, the increase in beginning of year net reserves for losses and loss adjustment expenses was primarily due to an unfavorable movement of $101.9 million in the foreign currency rate of exchange between the United States Dollar and the United Kingdom Sterling and a $51.8 million increase related to the completion of several reinsurance commutations. In 2005, the reduction to the beginning of year net reserves for losses and loss adjustment expenses was primarily due to a favorable movement of $103.1 million in the foreign currency rate of exchange between the United States Dollar and the United Kingdom Sterling and a $45.2 million decrease related to the sale of Corifrance. The increase in the beginning of year net reserves for losses and loss adjustment expenses in 2004 was primarily due to $67.8 million of unfavorable movement in the foreign currency rate of exchange between the United States Dollar and the United Kingdom Sterling.

8. Unpaid Losses and Loss Adjustment Expenses (continued)

In 2006, incurred losses and loss adjustment expenses included $132.3 million of favorable development on prior years’ loss reserves, which was primarily due to $182.1 million of loss reserve redundancies experienced at the Shand Professional/Products Liability unit as a result of the favorable insurance market conditions experienced in recent years. This favorable development on prior years’ loss reserves was partially offset by $61.1 million of adverse loss reserve development on Hurricanes Katrina, Rita and Wilma (the 2005 Hurricanes). During 2006, losses on the 2005 Hurricanes were primarily concentrated in the contract property and delegated authority books of business included in the Excess and Surplus Lines and London Insurance Market segments. The Company also recognized $16.7 million of adverse development on prior years’ loss reserves on asbestos and environmental exposures and related reinsurance bad debt in 2006.

This year’s review of asbestos and environmental loss reserves in both the U.S. and international operations was completed during the third quarter of 2006. During both the 2006 and 2005 reviews, the Company noted an increase in the severity of losses on reported claims, which resulted in an increase in the Company’s estimate of ultimate loss reserves for asbestos and environmental exposures and related reinsurance bad debt. The increase in the allowance for potentially uncollectible reinsurance was required to provide for potential collection disputes with reinsurers and to increase reserves for financially weak or insolvent reinsurers.

Current year incurred losses and loss adjustment expenses for 2005 included $188.7 million of net losses on the 2005 Hurricanes. Prior years’ incurred losses and loss adjustment expenses reflect favorable development in 2005 of $50.6 million, which was primarily due to $126.4 million of loss reserve redundancies experienced at the Shand Professional/Products Liability and Markel Specialty Program Insurance units as a result of the favorable insurance market conditions experienced in recent years. In 2005, the favorable development on prior years’ loss reserves was partially offset by $31.3 million of loss reserve development on asbestos and environmental exposures and related reinsurance bad debt and $35.4 million of adverse development at the Markel Brokered Excess and Surplus Lines unit.

In 2005, the adverse development on prior years’ loss reserves at the Markel Brokered Excess and Surplus Lines unit included $26.1 million of losses related to general and products liability programs, including the California commercial and residential contractors programs, and claims handling costs associated with these and other programs. This adverse development was primarily for the 1999 to 2002 accident years and was based upon the Company’s determination that the losses on reported claims for this book of business were higher than expected. In addition to the increase in losses on reported claims, a higher than expected incidence of newly reported claims was experienced.

In 2005, the adverse development discussed previously was more than offset by favorable development on prior years’ loss reserves primarily as a result of the positive effect of price increases across most product lines in recent years. Of the $126.4 million of loss reserve redundancies experienced at the Shand Professional/Product Liability and Markel Specialty Program Insurance units, $111.1 million was related to favorable development on the 2002 to 2004 accident years. Approximately three-quarters of this redundancy was related to the specified medical, medical malpractice and products programs at the Shand Professional/Products Liability unit and the casualty programs at the Markel Specialty Program Insurance unit.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses (continued)

Prior years’ incurred losses and loss adjustment expenses of $33.9 million in 2004 included loss reserve increases of $55.3 million at the Markel Brokered Excess and Surplus Lines unit and $30.0 million at Markel International, as well as allowances for potentially uncollectible reinsurance of $19.0 million. These reserve increases were partially offset by net redundancies of $70.4 million primarily from the Shand Professional/Products Liability, Markel Specialty Program Insurance and Essex Excess and Surplus Lines units.

The increase in prior years’ loss reserves for the Markel Brokered Excess and Surplus Lines unit included $34.9 million of reserve increases during 2004, primarily related to the 1999 to 2002 accident years for the unit’s California commercial and residential contractors programs. During 2004, the Company determined that the development of reported claims for this book of business was higher than expected. The remaining reserve increases at this unit were attributed to other casualty programs across various accident years.

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

Reinsurance to close Lloyd’s syndicates (RITC) represents the amount due from minority participants in a year of account. Prior to 2001, Markel Capital provided less than 100% of the capacity to the Company’s syndicates. For years of account prior to 2001, the Company recorded its pro rata share of syndicates’ assets, liabilities, revenues and expenses. The minority participants paid the Company to assume their share of outstanding liabilities and related claims handling costs (including claims incurred but not reported), net of estimated reinsurance recoverables. When RITC transactions were recorded, there was no impact to the Company’s results of operations. As of January 1, 2005, all pre-2001 years of account were closed.

8. Unpaid Losses and Loss Adjustment Expenses (continued)

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

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market conditions, policy forms and exposures. Greater judgment may be required when new product lines are introduced or when there have been changes in claims handling practices, as the statistical data available may be insufficient. Estimates reflect implicit and explicit assumptions regarding the potential effects of economic and social inflation, judicial decisions, law changes, and recent trends in these factors. In some of the Company’s markets, and where the Company acts as a reinsurer, the timing and amount of information reported about underlying claims is in the control of third parties. This can also affect estimates and require re-estimation as new information becomes available.

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

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$211,283	$243,196	$250,709
Commutations and other	13,399	(43,749)	12,057

ADJUSTED NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	224,682	199,447	262,766
Incurred losses and loss adjustment expenses	17,237	22,099	2,049
Payments	27,480	10,263	21,619

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	214,439	211,283	243,196

Reinsurance recoverable on unpaid losses	145,524	184,480	188,683

GROSS RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$359,963	$395,763	$431,879

Incurred losses and loss adjustment expenses for 2006 and 2005 were primarily due to adverse development of asbestos-related reserves. At December 31, 2006, asbestos-related reserves were $272.1 million and $148.2 million on a gross and net basis, respectively.

Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $123.2 million and $91.2 million, respectively, at December 31, 2006. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $314.8 million at December 31, 2006, which includes $48.4 million of litigation-related expense.

The Company’s reserves for losses and loss adjustment expenses related to A&E exposures represent management’s best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company’s statistical analysis of these reserves is reviewed by the Company’s independent actuaries. A&E exposures are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company’s gross and net A&E reserves at December 31, 2006 are adequate.

9. Convertible Notes Payable

During 2001, the Company issued $408.0 million principal amount at maturity, $112.9 million net proceeds, of Liquid Yield Option™ Notes (LYONs). The LYONs were zero coupon senior notes issued at a price of $283.19 per LYON, representing a yield to maturity of 4.25%, with a stated maturity of June 5, 2031. Until their conversion in December 2006, the Company used the effective yield method to recognize the accretion of the discount from the issue price to the face amount of the LYONs at maturity. The accretion of the discount is included in interest expense.

9. Convertible Notes Payable (continued)

As of April 1, 2005, each LYON became convertible into 1.1629 shares of the Company’s common stock. During 2006, the LYONs were converted, which resulted in the issuance of approximately 335,000 shares of the Company’s common stock. The weighted average number of common shares outstanding related to the LYONs was included in the Company’s calculation of diluted net income per share for the year ended December 31, 2006. No LYONs had been converted as of December 31, 2005. The common shares that would have been issued if the LYONs had been converted were included in the Company’s calculation of diluted net income per share for the year ended December 31, 2005.

The estimated fair value based on quoted market prices of the convertible notes payable was approximately $108 million at December 31, 2005.

10. Senior Long-Term Debt

The following table summarizes the Company’s senior long-term debt.

	December 31,
(dollars in thousands)	2006	2005
7.20% unsecured senior notes, due August 15, 2007, interest payable semi-annually, net of unamortized discount of $373 in 2006 and $1,012 in 2005	$72,659	$72,020
7.00% unsecured senior notes, due May 15, 2008, interest payable semi-annually, net of unamortized discount of $1,261 in 2006 and $2,279 in 2005	91,789	95,221
6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $1,658 in 2006 and $1,927 in 2005	245,007	244,738
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $2,927 in 2006 and $3,034 in 2005	197,073	196,966
7.50% unsecured senior debentures, due August 22, 2046, interest payable quarterly, net of unamortized discount of $4,550 in 2006	145,450	—

SENIOR LONG -TERM DEBT	$751,978	$608,945

On August 22, 2006, the Company issued $150 million of 7.50% unsecured senior debentures due August 22, 2046. Net proceeds to the Company were $145.4 million and a portion was used to retire the Junior Subordinated Deferrable Interest Debentures on January 2, 2007. The remaining proceeds will be used to retire the 7.20% unsecured senior notes due August 15, 2007, or for general corporate purposes.

On August 25, 2005, the Company entered into a revolving credit facility that provides $375 million of capacity for working capital and other general corporate purposes and expires December 2010. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.15% at December 31, 2006) on the unused portion of the facility based on the Company’s debt to total capital ratio as calculated under the agreement. At both December 31, 2006 and 2005, the Company had no borrowings outstanding under the revolving credit facility.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Senior Long-Term Debt (continued)

At December 31, 2006, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company was not in compliance with its covenants, the Company’s access to the credit facility could be restricted. While the Company believes such events are unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity.

The Company’s unsecured senior notes are not redeemable; however, the Company’s 7.50% unsecured senior debentures are redeemable by the Company at any time after August 22, 2011. None of the Company’s senior long-term debt is subject to any sinking fund requirements.

The estimated fair value based on quoted market prices of the Company’s senior long-term debt was approximately $801 million and $647 million at December 31, 2006 and 2005, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt as of December 31, 2006.

Years Ending December 31,	(dollars in thousands)
2007	$73,032
2008	93,050
2009	—
2010	—
2011	—
2012 and thereafter	596,665

TOTAL PRINCIPAL PAYMENTS	$762,747
Less unamortized discount	(10,769)

SENIOR LONG-TERM DEBT	$751,978

The Company paid $46.7 million, $44.5 million and $31.4 million in interest on its senior long-term debt during the years ended December 31, 2006, 2005 and 2004, respectively.

11. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

On January 8, 1997, the Company arranged the sale of $150 million of Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities) issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (the Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase the Company’s 8.71% Junior Subordinated Debentures due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The 8.71% Junior Subordinated Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the 8.71% Junior Subordinated Debentures for up to five years. Taken together, the Company’s obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. No other subsidiary of the Company guarantees the 8.71% Junior Subordinated Debentures or the 8.71% Capital Securities. In the event of default under the Indenture, the Trust may not make distributions on,

11. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures) (continued)

or repurchases of, the Trust’s common securities. During a period in which the Company elects to defer interest payments or in the event of default under the Indenture, the Company may not make distributions on, or repurchases of, the Company’s capital stock or debt securities ranking equal or junior to the 8.71% Junior Subordinated Debentures. In 2006, the Company repurchased $34.7 million principal amount of its 8.71% Junior Subordinated Debentures. The Company redeemed the remaining outstanding 8.71% Junior Subordinated Debentures for $111.0 million on January 2, 2007.

The Company paid $10.6 million, $12.8 million and $13.1 million in interest on the 8.71% Junior Subordinated Debentures during the years ended December 31, 2006, 2005 and 2004, respectively. The estimated fair value based on quoted market prices of the 8.71% Junior Subordinated Debentures was approximately $111 million and $150 million at December 31, 2006 and 2005, respectively.

12. Shareholders’ Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,994,263 shares and 9,798,538 shares were issued and outstanding at December 31, 2006 and 2005, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at December 31, 2006 or 2005.

In August 2005, the Company’s Board of Directors approved the repurchase of up to $200 million of common stock pursuant to a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. In 2006, the Company repurchased 139,800 shares of common stock at a cost of $45.9 million under the Program.

b) Net income per share is determined by dividing net income by the applicable weighted average shares outstanding.

	Years Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Net income as reported	$392,502	$147,915	$165,412
Interest expense, net of tax, on convertible notes payable	2,489	2,648	1,855

Adjusted net income	$394,991	$150,563	$167,267

Basic common shares outstanding	9,709	9,827	9,849
Dilutive effect of convertible notes payable	303	335	335
Other dilutive potential common shares	12	9	6

Diluted shares outstanding	10,024	10,171	10,190

Basic net income per share	$40.43	$15.05	$16.79

Diluted net income per share	$39.40	$14.80	$16.41

Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options and restricted stock.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Shareholders’ Equity (continued)

c) The Company’s Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company’s common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan’s loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. The Company has authorized 100,000 shares for purchase under this plan, of which 13,198 and 21,267 shares were available for purchase at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $16.2 million and $17.3 million, respectively.

d) The Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan) provides for grants or awards of cash, restricted stock, restricted stock units, performance grants and other stock-based awards to employees and directors. The Omnibus Incentive Plan does not authorize grants of stock options. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee) and will terminate on March 5, 2013. At December 31, 2006, there were 150,000 shares reserved for issuance under the Omnibus Incentive Plan. As of December 31, 2006, 6,000 Restricted Stock Units, as defined by the Omnibus Incentive Plan, have been awarded to the Company’s non-employee directors. The Company has also provided for performance-based Restricted Stock Unit awards to certain associates and executive officers. Under the terms of these awards, as of December 31, 2006, 18,746 Restricted Stock Units have been awarded to certain associates and executive officers based upon meeting performance conditions determined by a subcommittee of the Compensation Committee. Awards granted to non-employee directors vest ratably over a five-year period from the date of grant, while awards granted to certain associates and executive officers vest at the end of the fifth year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company’s common stock for each vested Restricted Stock Unit.

The following table summarizes nonvested Restricted Stock Unit awards.

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested units at January 1, 2006	16,502	$304.99
Granted	5,444	324.00
Vested	(1,488)	275.03

Nonvested units at December 31, 2006	20,458	$312.23

The fair value of Restricted Stock Units is determined based on the closing price of the Company’s common shares on the grant date. The weighted average grant-date fair value of Restricted Stock Units awarded in 2006, 2005 and 2004 was $324.00, $366.69 and $268.99, respectively. As of December 31, 2006, unrecognized compensation cost related to nonvested Restricted Stock Units was $3.3 million, which is expected to be recognized over a weighted average period of 3.1 years. The fair value of Restricted Stock Units vested during 2006, 2005 and 2004 was $0.4 million, $0.3 million and $0.4 million, respectively.

12. Shareholders’ Equity (continued)

e) In connection with the acquisition of Markel International, the Company provided for the conversion of options under Markel International’s Octavian Stock Option Plan (Octavian Plan) into options to purchase the Company’s common shares. The Octavian Plan provided for the issuance of options to members of management of Octavian (now Markel Syndicate Management) based on profit commissions receivable by Markel Syndicate Management for the 1997 to 2000 years of account at Lloyd’s. At December 31, 2006 and 2005, 444 options and 962 options, respectively, were outstanding and exercisable under the Octavian Plan. The outstanding options have a nominal exercise price, and no further options are available for issuance under the Octavian Plan. Options expire seven years from the date of issue.

The Company’s weighted average remaining contractual life for stock options outstanding under the Octavian Plan was 3.3 years at December 31, 2006.

13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes net holding gains (losses) on securities arising during the period less reclassification adjustments for net gains included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments and, in 2006, net actuarial pension loss. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $108.4 million, $(33.2) million and $58.7 million for 2006, 2005 and 2004, respectively. The related tax expense on the reclassification adjustments for net gains included in net income was $22.3 million, $6.9 million and $1.4 million for 2006, 2005 and 2004, respectively. The related tax expense (benefit) on foreign currency translation adjustments was $(0.9) million, $(5.2) million and $0.5 million for 2006, 2005 and 2004, respectively. The related tax benefit on the net actuarial pension loss was $13.5 million for 2006.

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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2006 and 2005, balances recoverable from the Company’s ten largest reinsurers, by group, represented approximately 71% and 62%, respectively, of the reinsurance recoverable on paid and unpaid losses. At December 31, 2006, the Company’s largest reinsurance balance was due from the Munich Re Group and represented 14% of the reinsurance recoverable on paid and unpaid losses.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Reinsurance (continued)

The following table summarizes the Company’s reinsurance allowance for doubtful accounts.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
REINSURANCE ALLOWANCE, BEGINNING OF YEAR	$194,337	$177,441	$149,398
Additions:
Charged to expense	(1,686)	29,978	19,674
Charged to other accounts	15,700	2,657	4,697
RITC (see note 8)	—	—	5,542

TOTAL REINSURANCE ALLOWANCE ADDITIONS	14,014	32,635	29,913

Deductions	23,356	15,739	1,870

REINSURANCE ALLOWANCE, END OF YEAR	$184,995	$194,337	$177,441

Amounts charged to expense in 2005 and 2004 were primarily due to the deterioration in the financial condition of certain reinsurers, most of whom no longer participate in treaties with the Company.

Management believes the Company’s reinsurance allowance for doubtful accounts is adequate at December 31, 2006; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges.

The following table summarizes the effect of reinsurance on premiums written and earned.

	Years Ended December 31,
	2006		2005		2004
(dollars in thousands)	Written	Earned	Written	Earned	Written	Earned
Direct	$2,365,802	$2,374,250	$2,252,730	$2,272,038	$2,355,796	$2,405,687
Assumed	170,428	165,889	148,604	132,848	162,604	158,634
Ceded	(341,285)	(355,758)	(428,740)	(466,425)	(468,016)	(510,434)

Net Premiums	$2,194,945	$2,184,381	$1,972,594	$1,938,461	$2,050,384	$2,053,887

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $67.0 million, $616.5 million and $339.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Ceded incurred losses and loss adjustment expenses in 2005 included ceded losses on the 2005 Hurricanes of $567.9 million.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 2006, 2005 and 2004 was approximately 8%, 7% and 8%, respectively.

15. Contingencies

The Company’s estimates of losses from the 2005 Hurricanes assume that flood exclusions in its property policies apply to flood damage in the New Orleans area following Hurricane Katrina. However, beginning in late November 2006, Louisiana state and federal trial courts ruled in a number of cases (most of which the Company was not a party to) that flood damage following the New Orleans area levee breaches may not be excluded from coverage under policies similar to those the Company has written. These rulings are being appealed, and the outcome is uncertain. If the rulings are upheld and it is determined that flood damage is covered under the Company’s policies, losses associated with Hurricane Katrina will increase. The Company is currently evaluating this impact and cannot quantify the range of the increase at this time, but it may be material.

In April 2006, the Company received notice of a lawsuit filed in the United States District Court for the Northern District of Georgia by New Cingular Wireless Headquarters, LLC and several other corporate insureds against Marsh & McLennan Companies, Inc., Aon Corporation and approximately 100 insurers, including the Company’s subsidiary, Essex Insurance Company, and the Company’s syndicate at Lloyd’s, Markel Syndicate 3000. The lawsuit seeks unspecified monetary damages and alleges that brokers and insurers colluded and engaged in prohibited conduct via market service agreements and other means that resulted in inflated premiums and reduced coverage. The case has been transferred to the United States District Court in New Jersey for coordinated pre-trial proceedings in the consolidated case already pending there known as In re: Insurance Brokerage Antitrust Litigation. In February 2007, Essex Insurance Company and Markel Syndicate 3000 settled these claims against them. The settlement did not have a material impact on the Company’s financial condition or results of operations.

Other contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

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

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Net income	$339,662	$209,645	$185,493

Statutory capital and surplus	$1,376,836	$1,147,519	$1,140,975

The laws of the domicile states of the Company’s domestic insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company’s domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2006, the Company’s domestic insurance subsidiaries could pay up to $335.3 million during the following 12 months under the ordinary dividend regulations.

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

The following table summarizes MIICL’s unaudited estimated FSA Return net income (loss) and policyholders’ surplus.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Net income (loss)	$27,610	$13,490	$(3,454)

Policyholders’ surplus	$312,612	$284,032	$246,970

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

For 2006, 22% of the Company’s gross written premiums related to foreign risks, of which 36% were from the United Kingdom. For 2005, 21% of the Company’s gross written premiums related to foreign risks, of which 42% were from the United Kingdom. For 2004, 24% of the Company’s gross written premiums related to foreign risks, of which 40% were from the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which gross written premiums were material. Gross written premiums are attributed to individual countries based upon location of risk.

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

	Year Ended December 31, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,465,725	$340,483	$729,160	$—	$862	$2,536,230
Net written premiums	1,228,797	322,466	643,485	—	197	2,194,945
Earned premiums	1,242,184	317,401	624,599	—	197	2,184,381
Losses and loss adjustment expenses	538,943	180,556	391,395	—	21,685	1,132,579
Amortization of policy acquisition costs	308,518	76,153	147,906	—	—	532,577
Other operating expenses	115,408	32,596	85,322	—	1,950	235,276

Underwriting profit (loss)	279,315	28,096	(24)	—	(23,438)	283,949

Net investment income	—	—	—	271,016	—	271,016
Net realized investment gains	—	—	—	63,608	—	63,608

Segment profit (loss)	$279,315	$28,096	$(24)	$334,624	$(23,438)	$618,573

Interest expense						65,172

Income before income taxes						$553,401

U.S. GAAP combined ratio(1)	78%	91%	100%	—	NM (2)	87%

	Year Ended December 31, 2005
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,439,744	$318,717	$640,986	$—	$1,887	$2,401,334
Net written premiums	1,160,948	299,665	510,836	—	1,145	1,972,594
Earned premiums	1,138,525	291,273	507,518	—	1,145	1,938,461
Losses and loss adjustment expenses	674,926	147,590	443,964	—	33,503	1,299,983
Amortization of policy acquisition costs	271,707	70,683	132,505	—	—	474,895
Other operating expenses	95,712	22,739	60,540	—	(3,563)	175,428

Underwriting profit (loss)	96,180	50,261	(129,491)	—	(28,795)	(11,845)

Net investment income	—	—	—	241,979	—	241,979
Net realized investment gains	—	—	—	19,708	—	19,708

Segment profit (loss)	$96,180	$50,261	$(129,491)	$261,687	$(28,795)	$249,842

Interest expense						63,842

Income before income taxes						$186,000

U.S. GAAP combined ratio (1)	92%	83%	126%	—	NM (2)	101%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Segment Reporting Disclosures (continued)

	Year Ended December 31, 2004
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,478,210	$294,114	$700,002	$—	$46,074	$2,518,400
Net written premiums	1,156,044	276,363	580,730	—	37,247	2,050,384
Earned premiums	1,146,142	265,671	604,070	—	38,004	2,053,887
Losses and loss adjustment expenses	655,801	142,654	474,186	—	35,702	1,308,343
Amortization of policy acquisition costs	260,130	64,381	153,898	—	8,363	486,772
Other operating expenses	82,661	20,693	75,893	—	7,431	186,678

Underwriting profit (loss)	147,550	37,943	(99,907)	—	(13,492)	72,094

Net investment income	—	—	—	204,032	—	204,032
Net realized investment gains	—	—	—	4,139	—	4,139

Segment profit (loss)	$147,550	$37,943	$(99,907)	$208,171	$(13,492)	$280,265

Interest expense						56,220

Income before income taxes						$224,045

U.S. GAAP combined ratio(1)	87%	86%	117%	—	NM (2)	96%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

b) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2006
Excess and Surplus Lines	$124,762	$580,608	$2,568,967
Specialty Admitted	34,123	150,741	264,923
London Insurance Market	59,507	276,452	2,051,440
Other	—	—	698,549

TOTAL	$218,392	$1,007,801	$5,583,879

December 31, 2005
Excess and Surplus Lines	$125,148	$606,480	$2,699,763
Specialty Admitted	33,110	144,724	256,475
London Insurance Market	54,071	242,533	2,077,293
Other	—	—	830,146

TOTAL	$212,329	$993,737	$5,863,677

18. Segment Reporting Disclosures (continued)

c) The following table reconciles segment assets to the Company’s consolidated balance sheets.

	December 31,
(dollars in thousands)	2006	2005	2004
Segment Assets:
Investing	$7,535,295	$6,588,222	$6,316,747
Other	2,552,836	3,225,876	3,080,839

TOTAL ASSETS	$10,088,131	$9,814,098	$9,397,586

d) The following table summarizes segment earned premiums by major product grouping.

(dollars in thousands)	Property	Casualty	Professional/ Products Liability	Other	Consolidated
Year Ended December 31, 2006
Excess and Surplus Lines	$204,257	$404,861	$368,160	$264,906	$1,242,184
Specialty Admitted	127,725	137,755	—	51,921	317,401
London Insurance Market	218,493	61,344	242,257	102,505	624,599
Other	—	—	—	197	197

EARNED PREMIUMS	$550,475	$603,960	$610,417	$419,529	$2,184,381

Year Ended December 31, 2005
Excess and Surplus Lines	$146,811	$423,799	$386,097	$181,818	$1,138,525
Specialty Admitted	122,329	126,893	—	42,051	291,273
London Insurance Market	144,986	54,621	236,405	71,506	507,518
Other	—	—	—	1,145	1,145

EARNED PREMIUMS	$414,126	$605,313	$622,502	$296,520	$1,938,461

Year Ended December 31, 2004
Excess and Surplus Lines	$175,986	$446,725	$390,056	$133,375	$1,146,142
Specialty Admitted	116,273	112,337	—	37,061	265,671
London Insurance Market	204,421	63,643	260,331	75,675	604,070
Other	—	—	—	38,004	38,004

EARNED PREMIUMS	$496,680	$622,705	$650,387	$284,115	$2,053,887

The Company does not manage products at this level of aggregation. The Company offers over 90 major product lines and manages these products in logical groupings within each underwriting unit.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Employee Benefit Plans

a) The Company maintains a defined contribution plan for its United States employees, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The Company provides another defined contribution plan for Markel International employees. This plan is in line with local market terms and conditions of employment. Expenses relating to the Company’s defined contribution plans were $10.3 million, $9.5 million and $8.8 million in 2006, 2005 and 2004, respectively.

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

In 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to recognize the funded status of defined benefit and other postretirement plans as an asset or liability on the consolidated balance sheet. Funded status represents the difference between the fair value of plan assets and the projected benefit obligation. Changes in the net actuarial pension loss, net of taxes, are required to be recognized through other comprehensive income in the year in which the changes occur. Statement No. 158 also requires an employer to measure plan assets and benefit obligations as of the date of its year-end consolidated balance sheet. The recognition and disclosure provisions of Statement No. 158 became effective for the Company as of December 31, 2006. The measurement provision of Statement No. 158 becomes effective for the Company as of December 31, 2008. The Company uses December 31 as the measurement date for the Terra Nova Pension Plan. Statement No. 158 does not permit retrospective application.

The following table summarizes the incremental effects of applying Statement No. 158 to individual line items on the Company’s consolidated balance sheet at December 31, 2006.

(dollars in thousands)	Before Application of Statement No. 158	Adjustments Required by Statement No. 158	After Application of Statement No. 158
Net pension asset	$27,947	$(27,947)	$—
Net deferred tax asset	25,652	13,469	39,121
Total assets	10,102,609	(14,478)	10,088,131
Liability for pension benefits	—	10,535	10,535
Total liabilities	7,781,203	10,535	7,791,738
Net actuarial pension loss, net of taxes	—	(25,013)	(25,013)
Total shareholders’ equity	2,321,406	(25,013)	2,296,393
Total liabilities and shareholders’ equity	10,102,609	(14,478)	10,088,131

19. Employee Benefit Plans (continued)

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized on the accompanying consolidated balance sheets of the Company.

	Years Ended December 31,
(dollars in thousands)	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$83,257	$75,439
Service cost	1,931	2,033
Interest cost	4,342	3,834
Participant contributions	57	—
Benefits paid	(2,251)	(1,872)
Actuarial loss	4,871	12,684
Foreign exchange adjustment	12,149	(8,861)

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$104,356	$83,257

Change in plan assets:
Fair value of plan assets at beginning of period	$72,558	$67,410
Actual gain on plan assets	9,589	13,535
Employer contributions	3,119	1,286
Participant contributions	57	—
Benefits paid	(2,251)	(1,872)
Foreign exchange adjustment	10,749	(7,801)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$93,821	$72,558

Funded status of the plan	$(10,535)	$(10,699)

Net actuarial pension loss	38,482	34,039

TOTAL	$27,947	$23,340

In 2006, the net actuarial pension loss was recognized as a component of accumulated other comprehensive income, net of a tax benefit of $13.5 million, and the liability for pension benefits, or the funded status of the plan, was included in other liabilities on the December 31, 2006 consolidated balance sheet in accordance with Statement No. 158. In 2005, the net actuarial pension loss was offset in part by the funded status of the plan and a net pension asset of $23.3 million was included in other assets on the December 31, 2005 consolidated balance sheet.

The following table summarizes the components of net periodic benefit cost and the weighted average assumptions for the Terra Nova Pension Plan.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$1,931	$2,033	$2,143
Interest cost	4,342	3,834	3,614
Expected return on plan assets	(6,273)	(5,117)	(4,665)
Amortization of net actuarial pension loss	1,844	1,768	1,949

NET PERIODIC BENEFIT COST	$1,844	$2,518	$3,041

Weighted average assumptions as of December 31:
Discount rate	5.3%	4.9%	5.4%
Expected return on plan assets	7.5%	8.0%	8.0%
Rate of compensation increase	5.0%	4.8%	4.8%

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Employee Benefit Plans (continued)

Plan assets, which consist primarily of equity securities and fixed maturities, are valued using current market quotations. The projected benefit obligation and the net periodic benefit cost are determined by independent actuaries using assumptions provided by the Company. In determining the discount rate, the Company uses the current yield on high-quality, fixed-income investments that have maturities corresponding to the anticipated timing of estimated defined benefit payments. The Company’s discount rate approximates a bond yield from a published index that includes “AA” rated corporate bonds with maturities of 15 years or more. The expected return on plan assets is estimated based upon the anticipated average yield on the plan assets. Asset returns reflect management’s belief that 4.5% is a reasonable rate of return to anticipate for fixed maturities given current market conditions and future expectations. In addition, the expected return on plan assets includes an assumption that equity securities will outperform fixed maturities by approximately 3.5% over the long term. The rate of compensation increase is based upon historical experience and management’s expectation of future compensation.

Management’s discount rate and rate of compensation increase assumptions at December 31, 2006 were used to calculate the Company’s projected benefit obligation. Management’s discount rate, expected return on plan assets and rate of compensation increase assumptions at December 31, 2005 were used to calculate the net periodic benefit cost for 2006. The Company estimates that net periodic benefit cost in 2007 will include an expense of $1.9 million resulting from the amortization of the net actuarial pension loss included as a component of accumulated other comprehensive income at December 31, 2006.

At December 31, 2006 and 2005, the fair value of plan assets exceeded the plan’s accumulated benefit obligation of $88.8 million and $70.5 million, respectively. The Company expects to make plan contributions of $3.0 million in 2007.

The Company’s target asset allocation for the plan is 83% to 87% equity securities and 13% to 17% fixed maturities. At December 31, 2006, the actual allocation of assets in the plan was 86% equity securities and 14% fixed maturities. At December 31, 2005, the actual allocation of plan assets was 85% equity securities and 15% fixed maturities.

Investments are managed by a third-party investment manager. Equity securities are primarily invested in an index fund that is allocated 70% to shares of United Kingdom companies and 30% to companies in other markets. The primary objective of investing in this fund is to earn rates of return that are consistently in excess of inflation. Investing in equity securities, over the long term, has provided rates of return that are significantly higher than investments in fixed maturities. As the Company’s obligations under this pension plan are expected to be paid out over a period in excess of thirty years, the Company primarily invests in equity securities. Fixed maturity investments are allocated between two index funds, one that includes United Kingdom government securities and one that includes securities issued by other foreign governments. The assets in these funds are invested to meet the Company’s obligations for current pensioners and those individuals nearing retirement. The plan does not invest in the Company’s common shares.

The benefits expected to be paid in each year from 2007 to 2011 are $2.4 million, $2.5 million, $2.7 million, $2.8 million and $3.1 million, respectively. The aggregate benefits expected to be paid in the five years from 2012 to 2016 are $18.5 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2006 and include estimated future employee service.

19. Employee Benefit Plans (continued)

c) Markel Syndicate Management also provides certain Markel International employees with one of two defined benefit pension plans (Markel Syndicate Management Plans) run in connection with the multi-employer Lloyd’s Superannuation Scheme (the Scheme). The Markel Syndicate Management Plans, which are closed to new participants, are similar in operation to the Terra Nova Pension Plan, although the benefit structure differs. Contributions to the Scheme were $3.1 million, $3.3 million and $0.9 million in 2006, 2005 and 2004, respectively. During 2006, the Company gave notice to the trustees of the Scheme of its intent to withdraw. As a result, the Company established a liability of $7.7 million for its obligations under the Scheme. In the unlikely event that the Company is unable to withdraw from the Scheme and other employers fail to fund their obligations under the Scheme, Markel Syndicate Management may be required to make up a shortfall, if any, between the assets of the Scheme and the projected benefit obligation.

20. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $147,314 in 2006 and $45,789 in 2005)	$148,419	$45,616
Equity securities (cost of $128,209 in 2006 and $129,178 in 2005)	192,667	166,833
Short-term investments (estimated fair value approximates cost)	30,675	19,955

TOTAL INVESTMENTS, AVAILABLE-FOR-SALE	371,761	232,404

Cash and cash equivalents	169,455	57,986
Investments in consolidated subsidiaries	2,631,208	2,295,422
Notes receivable from subsidiaries	33,129	33,129
Other assets	41,561	32,900

TOTAL ASSETS	$3,247,114	$2,651,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Income taxes payable	$4,155	$23,814
Deferred income taxes	27,589	20,922
Convertible notes payable	—	98,891
Senior long-term debt	751,978	608,945
Junior Subordinated Deferrable Interest Debentures	106,379	141,045
Other liabilities	60,620	52,791

TOTAL LIABILITIES	950,721	946,408

TOTAL SHAREHOLDERS’ EQUITY	2,296,393	1,705,433

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,247,114	$2,651,841

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
REVENUES
Net investment income	$5,709	$5,421	$1,447
Dividends on common stock of consolidated subsidiaries	215,171	243,414	118,955
Net realized investment gains	22,445	263	14,711
Other	2	1,227	46

TOTAL REVENUES	243,327	250,325	135,159

EXPENSES
Interest	65,146	63,835	56,214
Other	3,028	48	3,582

TOTAL EXPENSES	68,174	63,883	59,796

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME TAXES	175,153	186,442	75,363
Equity in undistributed earnings of consolidated subsidiaries	184,651	(68,809)	78,469
Income tax benefit	(32,698)	(30,282)	(11,580)

NET INCOME	$392,502	$147,915	$165,412

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on securities, net of taxes:
Net holding gains (losses) arising during the period	$32,842	$(8,939)	$25,020
Consolidated subsidiaries’ net holding gains (losses) arising during the period	168,476	(52,816)	83,925

	201,318	(61,755)	108,945

Less reclassification adjustments for net gains included in net income	(14,589)	(171)	(9,562)
Less consolidated subsidiaries’ reclassification adjustments for net gains (losses) included in net income	(26,756)	(12,639)	6,872

	(41,345)	(12,810)	(2,690)

Net unrealized gains (losses)	159,973	(74,565)	106,255

Consolidated subsidiaries’ currency translation adjustments, net of taxes	(1,680)	(9,709)	1,010
Consolidated subsidiaries’ net actuarial pension loss, net of taxes	(25,013)	—	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	133,280	(84,274)	107,265

COMPREHENSIVE INCOME	$525,782	$63,641	$272,677

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$392,502	$147,915	$165,412
Adjustments to reconcile net income to net cash provided by operating activities	(241,048)	53,955	(56,299)

NET CASH PROVIDED BY OPERATING ACTIVITIES	151,454	201,870	109,113

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	190,854	187,419	162,592
Proceeds from maturities, calls and prepayments of fixed maturities	5,139	5,000	300
Cost of fixed maturities and equity securities purchased	(272,585)	(288,281)	(188,653)
Net change in short-term investments	(10,720)	11,935	(18,890)
Decrease in notes receivable due from subsidiaries	—	2,700	—
Capital contributions to subsidiaries	(5,000)	(57,467)	(140,424)
Additions to property and equipment	(2,930)	(1,808)	(1,884)
Other	(3,290)	(50)	(1,259)

NET CASH USED BY INVESTING ACTIVITIES	(98,532)	(140,552)	(188,218)

FINANCING ACTIVITIES
Additions to senior long-term debt	145,402	—	196,816
Repayments and retirement of senior long-term debt	(4,549)	(3,603)	(110,000)
Retirement of Junior Subordinated Deferrable Interest Debentures	(36,421)	(9,627)	—
Repurchases of common stock	(45,880)	(15,926)	(3,385)
Other	(5)	—	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	58,547	(29,156)	83,431

Increase in cash and cash equivalents	111,469	32,162	4,326
Cash and cash equivalents at beginning of year	57,986	25,824	21,498

CASH AND CASH EQUIVALENTS AT END OF YEAR	$169,455	$57,986	$25,824

21. Sale of Subsidiary

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

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158 related to defined benefit pension and other postretirement plans as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Markel Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Markel Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

In our opinion, management’s assessment that Markel Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 22, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

February 22, 2007

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

Under the supervision and with the participation of management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting, which is included herein.

/s/ Alan I. Kirshner	/s/ Richard R. Whitt, III
Alan I. Kirshner	Richard R. Whitt, III
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 22, 2007

Markel Corporation & Subsidiaries

QUARTERLY FINANCIAL INFORMATION

The following table presents the unaudited quarterly results of consolidated operations for 2006, 2005 and 2004.

(dollars in thousands, except per share amounts)	Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31

2006
Operating revenues	$619,630	$614,788	$634,414	$650,173
Income before income taxes	111,000	132,087	144,626	165,688
Net income	76,590	90,432	104,098	121,382
Comprehensive income	45,094	31,776	236,987	211,925
Net income per share:
Basic	$7.87	$9.36	$10.77	$12.41
Diluted	7.67	9.11	10.47	12.17
Common stock price ranges:
High	$350.33	$361.99	$411.50	$494.00
Low	315.50	325.00	332.44	389.76

2005
Operating revenues	$570,179	$553,929	$496,412	$579,628
Income (loss) before income taxes	108,168	85,953	(166,595)	158,474
Net income (loss)	75,718	60,167	(111,098)	123,128
Comprehensive income (loss)	(26,123)	122,696	(142,818)	109,886
Net income (loss) per share:
Basic	$7.69	$6.11	$(11.31)	$12.57
Diluted	7.47	5.95	(11.31)	12.21
Common stock price ranges:
High	$373.00	$355.20	$347.00	$333.00
Low	338.30	331.70	307.50	307.41

2004
Operating revenues	$561,448	$563,248	$572,954	$564,408
Income before income taxes	62,170	86,819	7,402	67,654
Net income	42,276	59,037	13,825	50,274
Comprehensive income (loss)	94,262	(41,662)	69,834	150,243
Net income per share:
Basic	$4.29	$5.99	$1.40	$5.11
Diluted	4.20	5.84	1.40	4.97
Common stock price ranges:
High	$288.11	$303.45	$313.00	$365.00
Low	252.00	276.00	266.50	290.00

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $5.6 billion and reinsurance recoverable on unpaid losses of $1.3 billion at December 31, 2006 compared to $5.9 billion and $1.8 billion, respectively, at December 31, 2005. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.

We accrue liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amounts payable. We maintain reserves for specific claims incurred and reported (case reserves) and reserves for claims incurred but not reported (IBNR reserves).

Reported claims are in various stages of the settlement process, and the corresponding reserves for reported claims are based primarily on case-by-case evaluations of the individual claims. Case reserves consider our estimate of the ultimate cost to settle the claims, including investigation and defense of lawsuits resulting from the claims, and may be subject to adjustment for differences between costs originally estimated and costs subsequently re-estimated or incurred. Each claim is settled individually based upon its merits, and some claims may take years to settle, especially if legal action is involved.

As of any balance sheet date, all claims have not yet been reported, and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for incurred but not reported claims.

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and case reserves from estimated ultimate losses. IBNR reserves were 57% of total unpaid losses and loss adjustment expenses at December 31, 2006 compared to 54% at December 31, 2005.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our liabilities for unpaid losses and loss adjustment expenses can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, accident and health, motorcycle, watercraft and marine hull exposures for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines including professional liability, directors’ and officers’ liability, products liability, general liability and excess and umbrella exposures. Some factors that contribute to the uncertainty and volatility of long-tail casualty programs, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses.

Our ultimate liability may be greater or less than current reserves. Changes in our estimated ultimate liability for loss reserves generally occur as the result of the emergence of unanticipated loss activity, the completion of specific actuarial or claims studies or changes in internal or external factors. We closely monitor new information on reported claims and use statistical analyses prepared by our actuaries to evaluate the adequacy of our recorded reserves. We are required to exercise considerable judgment when assessing the relative credibility of loss development trends. Our philosophy is to establish loss reserves that are more likely redundant than deficient. This means that we seek to establish loss reserves that will ultimately prove to be adequate. As a result, if new information or trends indicate an increase in frequency or severity of claims in excess of what we initially anticipated, we generally respond quickly and increase loss reserves. If, however, frequency or severity trends are more favorable than initially anticipated, we often wait to evaluate experience in additional periods to confirm the credibility of the trend before reducing our loss reserves. In addition, for long-tail lines of business, trends develop over longer periods of time, and as a result, we give credibility to these trends more slowly than for short-tail or less volatile lines of business.

Each quarter, our actuaries prepare estimates of the ultimate liability for unpaid losses and loss adjustment expenses based on established actuarial methods. Management reviews these estimates, supplements the actuarial analyses with information provided by claims, underwriting and other operational personnel and determines its best estimate of loss reserves, which is recorded in our financial statements. Our procedures for determining the adequacy of loss reserves at the end of the year are substantially similar to the procedures applied at the end of each interim period.

Additionally, once a year, generally at the end of the third quarter, we conduct a detailed review of our liability for unpaid losses and loss adjustment expenses for asbestos and environmental (A&E) claims. If there is significant development on A&E claims in advance of the annual review, such development is considered by our actuaries and by management as part of our quarterly review process. We consider a detailed annual review appropriate because A&E claims develop slowly, are typically reported and paid many years after the loss event occurs and, historically, have exhibited a high degree of variability.

Any adjustments resulting from our interim or year-end reviews, including changes in estimates, are recorded as a component of losses and loss adjustment expenses in the period of the change. Reserve changes that increase previous estimates of ultimate claims cost are referred to as unfavorable or adverse development, deficiencies or reserve strengthening. Reserve changes that decrease previous estimates of ultimate claims cost are referred to as favorable development or redundancies.

In establishing our liabilities for unpaid losses and loss adjustment expenses, our actuaries estimate an ultimate loss ratio, by accident year, for each of our over 90 major product lines with input from our underwriting and claims associates. In estimating an ultimate loss ratio for a particular line of business, our actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market conditions, policy forms and exposures. The actuarial methods we use include:

Paid Loss Development – This method uses historical loss payment patterns to estimate future loss payment patterns. Our actuaries use the historical loss patterns to develop factors that are applied to current paid loss amounts to calculate expected ultimate losses.

Incurred Loss Development – This method uses historical loss reporting patterns to estimate future loss reporting patterns. Our actuaries use the historical loss patterns to develop factors that are applied to current reported losses to calculate expected ultimate losses.

Bornhuetter-Ferguson Paid Loss Development – This method divides the projection of ultimate losses into the portion that has already been paid and the portion that has yet to be paid. The portion that has yet to be paid is estimated as the product of three amounts: the premium earned for the exposure period, the expected loss ratio and the percentage of ultimate losses that are still unpaid. The expected loss ratio is selected by considering historical loss ratios, adjusted for any known changes in pricing, loss trends, adequacy of case reserves, changes in administrative practices and other relevant factors.

Bornhuetter-Ferguson Incurred Loss Development – This method is identical to the Bornhuetter-Ferguson paid loss development method, except that it uses the percentage of ultimate losses that are still unreported, instead of the percentage of ultimate losses that are still unpaid.

Frequency/Severity – Under this method, expected ultimate losses are equal to the product of the expected ultimate number of claims and the expected ultimate average cost per claim. Our actuaries use historical reporting patterns and severity patterns to develop factors that are applied to the current reported amounts to calculate expected ultimate losses.

Each actuarial method has its own set of assumptions and its own strengths and limitations, with no one method being better than the others in all situations. For example, if a particular line of business has experienced significant changes in claims handling practices that would impact the comparability of case reserves between periods, we would make appropriate adjustments to the data and would give less credibility to the incurred loss development method. Our actuaries select the reserving methods that they believe will produce the most reliable estimate for the class of business being evaluated. Greater judgment may be required when we introduce new product lines or when there have been changes in claims handling practices, as the statistical data available may be insufficient. In these instances, we may rely upon assumptions applied to similar lines of business, rely more heavily on industry experience or take into account changes in underwriting guidelines and risk selection. For example, in 2003, we began offering a specialty underwriting facility for alternative risk transfer, which was a class of business we had not previously underwritten. Given our limited historical experience with this program, we have relied more heavily on data from similar lines of business that we have underwritten for some time and on available external data. In the future, as we develop more experience with our alternative risk transfer program, our actuarial methods may rely more on our historical experience.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A key assumption in most actuarial analyses is that past development patterns will repeat themselves in the future, absent a significant change in internal or external factors that influence the ultimate cost of our unpaid losses and loss adjustment expenses. Our estimates reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, law changes and recent trends in these factors. Our actuarial analyses are based on statistical analysis, but also consist of reviewing internal factors that are difficult to analyze statistically, including underwriting and claims handling changes. In some of our markets, and where we act as a reinsurer, the timing and amount of information reported about underlying claims are in the control of third parties. This can also affect estimates and require re-estimation as new information becomes available.

As indicated above, we may use one or more actuarial reserving methods, which incorporate numerous underlying judgments and assumptions, to establish our estimate of ultimate loss reserves. While we use our best judgment in establishing our estimate for loss reserves, applying different assumptions and variables could lead to significantly different loss reserve estimates.

Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Loss frequency measures the number of claims per unit of insured exposure. When the number of newly reported claims is higher than anticipated, generally speaking, loss reserves are increased. Conversely, loss reserves are generally decreased when fewer claims are reported than expected. Loss severity measures the average size of a claim. When the average severity of reported claims is higher than originally estimated, loss reserves are typically increased. When the average claim size is lower than anticipated, loss reserves are typically decreased. For example, over the past three years, we have experienced redundancies on prior years’ loss reserves at the Shand Professional/Products Liability unit as a result of decreases in loss severity, while over the same period of time we have experienced deficiencies on prior years’ loss reserves at the Markel Brokered Excess and Surplus Lines unit (formerly referred to as the Investors Brokered Excess and Surplus Lines unit) as a result of increased loss frequency and severity. Additionally, we have experienced increases in loss frequency and loss severity related to our asbestos and environmental exposures.

Changes in prior years’ loss reserves, including the trends and factors that impacted loss reserve development, as well as the likelihood that such trends and factors could result in future loss reserve development, are discussed in further detail under “Results of Operations.”

Loss reserves are established for each of our product lines at management’s best estimate, which is generally higher than the corresponding actuarially calculated point estimate. The actuarial point estimate represents our actuaries’ estimate of the most likely amount that will ultimately be paid to settle the loss reserves we have recorded at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management’s perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors where management’s perspective may differ from that of the actuaries include: the credibility and timeliness of claims information received from third parties, economic and social inflation, judicial decisions, law changes, changes in underwriting or claims handling practices and other current and developing trends. As a result, the actuarially calculated point estimates for each of our lines of business represent starting points for management’s quarterly review of loss reserves.

Management’s best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $256 million, or 6.3%, at December 31, 2006, compared to $175 million, or 4.5%, at December 31, 2005. The difference between management’s best estimate and the actuarially calculated point estimate for both periods is primarily associated with our long-tail business at the Shand Professional/Products Liability unit and at Markel International. The increase in the difference from 2005 to 2006 was primarily due to management attributing less credibility than our actuaries to emerging favorable trends in the London Insurance Market segment. During 2006, the actuarial point estimate of loss reserves in the London Insurance Market segment was reduced as a result of favorable loss reserve development on recent accident years. Given past unfavorable and volatile development in this segment and consistent with our reserving philosophy, management did not incorporate this emerging favorable trend into its best estimate to the same extent as the actuaries.

Management also considers the range, or variability, of reasonably possible losses determined by our actuaries when establishing its best estimate for loss reserves. The actuarial ranges represent our actuaries’ estimate of a likely lowest amount and highest amount that will ultimately be paid to settle the loss reserves we have recorded at a particular point in time. The range determinations are based on estimates and actuarial judgments and are intended to encompass reasonably likely changes in one or more of the factors that were used to determine the point estimates. Using statistical models, our actuaries establish high and low ends of a range of reasonable reserve estimates for each of our operating segments.

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates, by segment, at December 31, 2006.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Excess and Surplus Lines	$2,070.7	$1,801.2	$2,177.2
Specialty Admitted	240.4	192.9	249.1
London Insurance Market	1,586.0	1,235.5	1,641.6
Other	429.3	249.8	733.0

(1)

Due to the actuarial methods used to determine the separate ranges for each segment of our business, it is not appropriate to aggregate the high or low ends of the separate ranges to determine the high and low ends of the actuarial range on a consolidated basis.

Undue reliance should not be placed on these ranges of estimates as they are only one of many points of reference used by management to determine its best estimate of ultimate losses. Further, actuarial ranges may not be a true reflection of the potential variability between loss reserves estimated at the balance sheet date and the ultimate cost of settling claims. Actuarial ranges are developed based on known events as of the valuation date, while ultimate losses are subject to events and circumstances that are unknown as of the valuation date. For example, the Claims and Reserves table on page 104, which provides a summary of historical development between originally estimated loss reserves and ultimate claims costs, illustrates this potential variability, reflecting a cumulative deficiency in net reserves of 34% for the 2000 and prior accident years. A significant portion of the cumulative deficiency that occurred during those periods included adverse loss reserve development at Markel International, which we acquired in March 2000. Historically, we have experienced greater volatility on acquired books of business than on existing books of business. The increases in pre-acquisition loss reserves at Markel International were primarily associated with books of business that were not subject to our underwriting

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

discipline and that subsequently experienced unfavorable loss development that exceeded our initial expectations. We believe that, as a result of applying greater underwriting discipline, including improved risk selection and pricing, on business currently being written, total recorded loss reserves at Markel International are unlikely to vary to the same degree as we have historically experienced.

We place less reliance on the range established for our Other segment than on the ranges established for our remaining three segments. The range established for our Other segment includes exposures related to acquired lines of business, many of which are no longer being written, that were not subject to our underwriting discipline and controls. Additionally, A&E exposures, which are subject to an uncertain and unfavorable legal environment, account for approximately 50% of the loss reserves considered in the range established for our Other segment.

Our exposure to A&E claims results from policies written by acquired insurance operations before their acquisitions. The exposure to A&E claims originated from umbrella, excess and commercial general liability (CGL) insurance policies and assumed reinsurance contracts that were written on an occurrence basis from the 1970s to mid-1980s. Exposure also originated from claims-made policies that were designed to cover environmental risks provided that all other terms and conditions of the policy were met. A&E claims include property damage and clean-up costs related to pollution, as well as personal injury allegedly arising from exposure to hazardous materials. After 1986, we began underwriting CGL coverage with pollution exclusions, and in some lines of business we began using a claims-made form. These changes significantly reduced our exposure to future A&E claims on post-1986 business.

There is significant judgment required in estimating the amount of our potential exposure from A&E claims due to the limited and variable historical data on A&E losses as compared to other types of claims, the potential significant reporting delays of claims from insureds to insurance companies and the continuing evolution of laws and judicial interpretations of those laws relative to A&E exposures. Due to these unique aspects of A&E exposures, the ultimate value of loss reserves for A&E claims cannot be estimated using traditional methods and is subject to greater uncertainty than other types of claims. Other factors contributing to the significant uncertainty in estimating A&E reserves include: uncertainty as to the number and identity of insureds with potential exposure; uncertainty as to the number of claims filed by exposed, but not ill, individuals; uncertainty as to the settlement values to be paid; difficulty in properly allocating responsibility and liability for the loss, especially if the claim involves multiple insurance providers or multiple policy periods; growth in the number and significance of bankruptcies of asbestos defendants; uncertainty as to the financial status of companies that insured or reinsured all or part of A&E claims; and inconsistent court decisions and interpretations with respect to underlying policy intent and coverage.

Due to these uncertainties, it is not possible to estimate our ultimate liability for A&E exposures with the same degree of reliability as with other types of exposures. Future development will be affected by the factors mentioned above and could have a material effect on our results of operations, cash flows and financial position. As of December 31, 2006, our consolidated balance sheet included estimated net reserves for A&E losses and loss adjustment expenses of $214.4 million. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could be subject to increase in the future. We have established A&E reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years.

Reinsurance Allowance for Doubtful Accounts

We evaluate and adjust reserves for uncollectible reinsurance based upon our collection experience, the financial condition of our reinsurers, collateral held and the development of our gross loss reserves. Our consolidated balance sheets at December 31, 2006 and 2005 included a reinsurance allowance for doubtful accounts of $185.0 million and $194.3 million, respectively.

Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for amounts deemed uncollectible, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for doubtful accounts is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers, may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligation to us. It is also difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurers fail to meet their obligations under the reinsurance contracts.

Deferred Income Taxes

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2006, a net deferred tax asset of $39.1 million was recorded and included a valuation allowance of $43.9 million. A valuation allowance was necessary primarily due to the uncertainty of realizing a future tax benefit on pre-acquisition net operating losses at Markel International. Our net operating losses, including pre-acquisition losses, are principally attributable to Markel Capital Limited. The majority of our net operating losses can be carried forward indefinitely to offset Markel Capital Limited’s future taxable income. In evaluating our ability to realize the net deferred tax asset and the adequacy of the valuation allowance at December 31, 2006, we have made estimates regarding the future taxable income of our foreign subsidiaries and judgments about our ability to utilize prudent and feasible tax planning strategies. A change in these estimates and judgments could result in an increase in the valuation allowance through a charge to earnings. See note 7 of the notes to consolidated financial statements for a further discussion of our net operating losses and the related valuation allowance.

Goodwill

Our consolidated balance sheet as of December 31, 2006 included goodwill from acquired businesses of $339.7 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Goodwill is tested for impairment at least annually. We completed our annual test for impairment during the fourth quarter of 2006 based upon results of operations through September 30, 2006 and determined that there was no indication of impairment.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. We compare the estimated fair value of our reporting units to their respective carrying amounts including goodwill. For this purpose, fair value refers to the amount for which the entire reporting unit may be bought or sold. The methods we use for estimating reporting unit fair values include market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. With the exception of market quotations, all of these methods involve significant estimates and assumptions.

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

Risks and uncertainties are inherent in our other-than-temporary decline in fair value assessment methodology. Risks and uncertainties include, but are not limited to, incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings.

Our Business

The following discussion and analysis should be read in conjunction with Selected Financial Data, the consolidated financial statements and related notes and the discussion under Risk Factors, “Critical Accounting Estimates” and “Safe Harbor and Cautionary Statement.”

We market and underwrite specialty insurance products and programs to a variety of niche markets and believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value.

Our Excess and Surplus Lines segment is comprised of five underwriting units, our Specialty Admitted segment consists of three underwriting units and our London Insurance Market segment is comprised of the ongoing operations of Markel International. During 2005, we announced the formation of a new underwriting unit, Markel Global Marine and Energy, which specializes in marine and energy coverages worldwide. The Markel Global Marine and Energy unit began writing business in our Specialty Admitted segment during the third quarter of 2006.

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

We participate in the London Market through Markel International, which includes Markel Capital Limited and Markel International Insurance Company Limited (MIICL), wholly-owned subsidiaries. Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd’s, which is managed by Markel Syndicate Management Limited, a wholly-owned subsidiary. Our London Insurance Market segment writes specialty property, casualty, professional liability and marine insurance and reinsurance.

Lines of business that have been discontinued in conjunction with an acquisition and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting. This segment includes development on asbestos and environmental loss reserves and, until its sale on January 11, 2005, the results of Corifrance, a wholly-owned reinsurance subsidiary. For a discussion of our sale of Corifrance, see note 21 of the notes to consolidated financial statements.

A favorable insurance market is commonly referred to as a “hard market” within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. We believe the industry began to experience favorable conditions late in 2000, which accelerated following the significant insured losses from the terrorist attacks of September 11, 2001. The events of September 11, 2001, when combined with poor underwriting and price competition over a sustained period of time, left a number of insurance companies insolvent or with significantly depleted amounts of surplus. Demand for insurance products to manage risks accelerated, while total underwriting capacity in the marketplace decreased, which created a number of opportunities for us to grow our business. In 2001, we began to re-underwrite our existing programs at higher prices to increase our confidence in the potential for underwriting profits. During 2003 and 2004, we continued to receive rate increases compared to prior years for most product lines; however, the rate of increase slowed and, in certain lines, rates declined. We continued to experience increased competition during 2005, which resulted in modest rate increases in some lines of business and declines in other lines compared to 2004. With the exception of large rate increases on catastrophe-exposed business, we continued to experience increased competition throughout 2006, most notably in our professional liability programs, where rates were generally down 5% to 10%, and our casualty programs, where rates were generally flat to down 5%. We expect that competition in the property and casualty insurance industry will remain strong in 2007.

We believe that the rates currently being obtained on our books of business are at levels that support our underwriting profit targets. We remain focused on writing business that we believe will allow us to achieve our goal of underwriting profitability. As a result, premium volume may vary when we alter our product offerings to maintain or improve our underwriting profitability.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following table compares the components of net income.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Underwriting profit (loss)	$283,949	$(11,845)	$72,094
Net investment income	271,016	241,979	204,032
Net realized investment gains	63,608	19,708	4,139
Interest expense	(65,172)	(63,842)	(56,220)
Income tax expense	(160,899)	(38,085)	(58,633)

NET INCOME	$392,502	$147,915	$165,412

Net income for 2006 increased 165% compared to 2005 and decreased 11% in 2005 compared to 2004. The increase in net income for 2006 compared to 2005 was due to improved underwriting performance, higher net realized investment gains and higher net investment income, offset in part by higher income tax expense. The decrease in 2005 net income was primarily due to producing an underwriting loss in 2005 compared to an underwriting profit in 2004, partially offset by higher net investment income and net realized investment gains and lower income tax expense. The components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Gross premium volume	$2,536,230	$2,401,334	$2,518,400
Net written premiums	$2,194,945	$1,972,594	$2,050,384
Net retention	87%	82%	81%
Earned premiums	$2,184,381	$1,938,461	$2,053,887
Losses and loss adjustment expenses	$1,132,579	$1,299,983	$1,308,343
Underwriting, acquisition and insurance expenses	$767,853	$650,323	$673,450
Underwriting profit (loss)	$283,949	$(11,845)	$72,094

U.S. GAAP COMBINED RATIOS (1)
Excess and Surplus Lines	78%	92%	87%
Specialty Admitted	91%	83%	86%
London Insurance Market	100%	126%	117%
Other	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	87%	101%	96%

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

The 2006 combined ratio improved from 2005 primarily due to lower underwriting losses related to Hurricanes Katrina, Rita and Wilma (the 2005 Hurricanes) and more favorable development on prior years’ loss reserves. The 2005 combined ratio increased from 2004 primarily due to higher current year incurred losses and loss adjustment expenses as a result of losses sustained from the 2005 Hurricanes, which were partially offset by favorable development on prior years’ loss reserves in 2005.

The 2006 combined ratio included $54.9 million, or 3 points, of underwriting losses related to the 2005 Hurricanes compared to $246.3 million, or 12 points, of underwriting losses on the 2005 Hurricanes included in the 2005 combined ratio. In 2006, the losses on the 2005 Hurricanes were comprised of $61.1 million of net losses, partially offset by a $6.1 million reduction to previously estimated additional reinsurance costs. In 2005, the losses on the 2005 Hurricanes were comprised of $188.7 million of net losses and $57.6 million of additional reinsurance costs.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes the impact of the 2005 Hurricanes on our underwriting profit (loss), by segment.

(dollars in thousands)	Net Losses on 2005 Hurricanes	Additional Reinsurance Costs on 2005 Hurricanes(1)	Total Losses on 2005 Hurricanes
Year Ended December 31, 2006
Excess and Surplus Lines	$16,496	$(2,570)	$13,926
Specialty Admitted	794	(598)	196
London Insurance Market	43,799	(2,979)	40,820

TOTAL	$61,089	$(6,147)	$54,942

Year Ended December 31, 2005
Excess and Surplus Lines	$90,676	$28,446	$119,122
Specialty Admitted	13,998	1,439	15,437
London Insurance Market	84,015	27,759	111,774

TOTAL	$188,689	$57,644	$246,333

(1)	Additional reinsurance costs (increased) decreased both net written and net earned premiums and relate to reinstatement premiums on catastrophe reinsurance treaties.

The additional losses on the 2005 Hurricanes during 2006 were primarily concentrated in our contract property and delegated authority books of business included in the Excess and Surplus Lines and London Insurance Market segments. Business written in these divisions typically focuses on small-to-medium commercial insureds and is placed by a network of wholesale agents. At December 31, 2005, our contract property and delegated authority divisions had significant numbers of hurricane claims reported for which they had not received loss adjustment reports in order to set specific case reserves. Based on the loss adjustment reports received in the first quarter of 2006, the average severity per claim was determined to be significantly higher than had been estimated at December 31, 2005. We continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

Our estimates of losses from the 2005 Hurricanes assume that flood exclusions in our property policies apply to flood damage in the New Orleans area following Hurricane Katrina. However, beginning in late November 2006, Louisiana state and federal trial courts ruled in a number of cases (most of which we were not a party to) that flood damage following the New Orleans area levee breaches may not be excluded from coverage under policies similar to ours. These rulings are being appealed, and the outcome is uncertain. If the rulings are upheld and it is determined that flood damage is covered under policies like ours, our gross losses associated with Hurricane Katrina will increase. We are currently evaluating this impact and cannot quantify the range of the increase at this time, but it may be material. Since our estimated gross losses on Hurricane Katrina exceeded the coverage provided by our various reinsurance programs, any increase in Hurricane Katrina gross losses will increase our net losses by approximately the same amount.

The 2004 combined ratio included $79.8 million, or 4 points, of underwriting losses related to Hurricanes Charley, Frances, Ivan and Jeanne (the 2004 Hurricanes). The losses on the 2004 Hurricanes were comprised of $77.5 million of net losses and $2.3 million of additional reinsurance costs.

The level of hurricane activity and insured losses in 2005 and 2004 was significantly more than we expected. Following the 2005 hurricane season, we reviewed the modeling tools and the underwriting guidelines and procedures we use to underwrite catastrophe-exposed business and we redefined our corporate philosophy regarding the management of property catastrophe exposure. We have developed three guiding principles for our catastrophe-exposed product lines. First, each product needs to produce sufficient underwriting profit so that it can absorb catastrophe losses and meet our return goals over a five-year period. Second, we want to limit our overall catastrophe exposure so that in an active catastrophe year, such as 2004 or 2005, we would be able to absorb the catastrophe losses and still produce a consolidated underwriting profit. Third, given an extreme catastrophic event, we want to protect the financial strength of the company.

In order to meet these guidelines, we reduced our aggregate catastrophe exposures in areas where we believed we were overexposed. In addition, we have instituted stricter underwriting standards, lower policy limits, higher deductibles and significantly higher prices for catastrophe-exposed business.

Effective August 1, 2006, we renewed our catastrophe reinsurance program. While we have reduced our aggregate catastrophe exposure and increased pricing, the market for catastrophe reinsurance has become more difficult with lower capacity and higher pricing. Given these factors, we decided to retain a larger share of our net catastrophe exposure. The restructuring of our catastrophe-exposed business is an on-going process; however, we believe that future events similar in magnitude to those experienced in 2005 would result in lower net catastrophe losses than we incurred on the 2005 Hurricanes.

In addition to the impact of the benign hurricane season experienced this year, the 2006 combined ratio improved due to favorable development of prior years’ loss reserves of $132.3 million compared to $50.6 million of favorable development on prior years’ loss reserves in 2005 and $33.9 million of adverse development in 2004. The favorable development on prior years’ loss reserves, before considering $61.1 million of adverse development on the 2005 Hurricanes, was primarily due to loss reserve redundancies of $182.1 million at the Shand Professional/Products Liability unit. The favorable development on prior years’ losses in 2005 was primarily due to loss reserve redundancies of $96.1 million at the Shand Professional/Products Liability unit, partially offset by $35.4 million of adverse development at the Markel Brokered Excess and Surplus Lines unit. In 2004, the adverse development on prior years’ loss reserves was primarily due to loss reserve deficiencies of $55.3 million at the Markel Brokered Excess and Surplus Lines unit and $30.0 million at Markel International, which were partially offset by favorable development on prior years’ loss reserves of $36.0 million at the Shand Professional/Products Liability unit.

Over the past three years, we have experienced significant redundancies in prior years’ loss reserves on the 2002 to 2004 accident years across all of our segments. During 2006, we saw the emergence of a positive trend on the 2005 accident year as well. The product lines that have produced these redundancies are primarily long-tail books of business that take several years to fully develop. The positive trend in these prior years’ loss reserves was partially the result of the more favorable rates and terms associated with a hard insurance market that began in 2000. Although the hard insurance market created expectations of improved underwriting results, the full impact from this favorable environment could not be quantified when we initially established loss reserves for these years.

In connection with our quarterly reviews of loss reserves, the actuarial methods we used exhibited a favorable trend for the 2002 to 2005 accident years. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to loss severity at our Shand Professional/ Products Liability unit, which developed more favorably than we had expected based upon our historical experience. In each quarterly review of loss reserves, based upon our latest evaluation of

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

claims development patterns in these long-tail and often volatile lines of business, we gave more credibility to the positive trend. As a result, our actuaries reduced their estimates of ultimate losses, and management reduced prior years’ loss reserves accordingly.

While we believe that prior years’ loss reserves for the 2002 to 2005 accident years may continue to develop favorably in 2007, we caution readers not to place undue reliance on this positive trend. Beginning in 2004, we saw a softening of the insurance market and experienced a slow down in the rate of increase in prices as a result of increased competition. Competition remained strong in 2005 and increased further in 2006, resulting in deterioration in pricing in both periods. Similar to the impact of the hardening of the insurance market that began in 2000 and as discussed previously, the impact of the softening insurance market on our underwriting results cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. This segment-based discussion is supplemented by a summary of prior years’ loss reserve development on page 96.

Excess and Surplus Lines Segment

The Excess and Surplus Lines segment’s combined ratio for 2006 was 78% (including 1 point of losses on the 2005 Hurricanes) compared to 92% (including 10 points of losses on the 2005 Hurricanes) in 2005 and 87% (including 2 points of losses on the 2004 Hurricanes) in 2004. The improvement in the Excess and Surplus Lines segment’s combined ratio for 2006 was primarily due to lower losses on the 2005 Hurricanes and more favorable development on prior years’ loss reserves during 2006 compared to 2005. Compared to 2004, the impact of the increased hurricane losses during 2005 was partially offset by more favorable development of prior years’ loss reserves. The 2005 combined ratio included $90.7 million of net losses and $28.4 million of additional reinsurance costs for the 2005 Hurricanes.

In 2006, the Excess and Surplus Lines segment’s results included $160.1 million of favorable development on prior years’ loss reserves compared to $66.3 million of favorable development on prior years’ loss reserves in 2005 and $10.8 million of adverse development on prior years’ loss reserves in 2004. The improvement experienced during 2006 was primarily due to more favorable development at the Shand Professional/Products Liability unit and less adverse development at the Markel Brokered Excess and Surplus Lines unit compared to 2005, partially offset by $16.5 million of unfavorable prior years’ loss reserve development in 2006 on the 2005 Hurricanes. The improvement experienced during 2005 was primarily due to more favorable development at the Shand Professional/ Product Liability unit and less adverse development at the Markel Brokered Excess and Surplus Lines unit compared to 2004.

The favorable development of prior years’ loss reserves during 2006 included $182.1 million of redundancies at the Shand Professional/Products Liability unit, of which $157.5 million was on the 2002 to 2005 accident years. This favorable development was primarily the result of the positive effect of price increases across most product lines. We initially attributed most of the increase in rates during those years to greater loss exposure; however, based upon actual loss experience on this predominantly long-tail book of business, loss severity on these accident years has been lower than originally anticipated. The product lines that produced the majority of the redundancy at this unit were the specified medical, medical malpractice and products liability programs, where the average claim severity estimate on the 2002 to 2005 accident years declined by 20% in 2006 compared to 2005. As a result of this decrease in severity, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

During 2005, prior years’ loss reserves at the Markel Brokered Excess and Surplus Lines unit included $35.4 million of adverse development, of which $26.1 million related to general and products liability programs, including the California commercial and residential contractors programs, and claims handling costs associated with these and other programs. As further described in the next paragraph, the adverse development within the general and products liability programs was primarily for the 1999 to 2002 accident years and was the result of our determination, based on loss development experience, that the average claim severity assumption for these programs needed to be increased by 2%. In addition to the increased severity on reported claims, we experienced a higher than expected incidence of newly reported claims, resulting in a 6% increase in our average claim frequency assumption for these same programs. As a result of the increase in loss frequency and severity experienced during 2005 for these programs and considering the recent history of similar increases in 2003 and 2004, our actuaries increased their estimate of ultimate losses, and management increased prior years’ loss reserves accordingly.

During 2005 and 2004, actual reported claims at the Markel Brokered Excess and Surplus Lines unit, primarily on the 1999 to 2002 accident years, exceeded expectations resulting in our actuaries revising their estimates of our ultimate losses at this unit. The losses experienced in 2005 and 2004 were concentrated in our casualty book of business, primarily on the general and products liability programs. In these programs, we, like other insurers, were adversely impacted by the geographic concentration of unfavorable litigation for construction-related exposures included in our commercial and residential contractors book of business in New York and California. As a result of these factors, the estimation of ultimate losses at this unit was subject to greater volatility. We no longer write contractors business in either California or New York. As a result of exiting certain books of business and re-underwriting and re-pricing the on-going casualty programs, we believe the business written at this unit since 2002 has met our underwriting profit targets. There was no significant adverse development on these books of business during 2006.

The adverse development of prior years’ loss reserves in 2005 as discussed above was more than offset by $115.8 million of favorable development in prior years’ loss reserves at other operating units in this segment. Of this amount, $96.1 million related to the Shand Professional/Products Liability unit. This favorable development, which included $83.8 million on the 2002 to 2004 accident years, was primarily the result of the positive effect of price increases across most product lines. The product lines which produced the majority of the redundancy at this unit were the specified medical, medical malpractice and products liability programs, where the average claim severity estimate on the 2002 to 2004 accident years declined by 15% in 2005 compared to 2004.

During 2004, prior years’ loss reserves included $55.3 million of adverse development at the Markel Brokered Excess and Surplus Lines unit. Of this amount, $34.9 million was related to our California commercial and residential contractors programs. This adverse development was primarily on the 1999 to 2002 accident years and was based upon our determination that the development of reported claims for this book of business was higher than expected. The remaining loss reserve increases at this unit were attributed to other casualty programs across various accident years.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Specialty Admitted Segment

The Specialty Admitted segment’s combined ratio for 2006 was 91% compared to 83% (including 5 points of losses on the 2005 Hurricanes) in 2005 and 86% (including 3 points of losses on the 2004 Hurricanes) in 2004. The increase in the 2006 combined ratio was primarily due to lower favorable development on prior years’ loss reserves compared to 2005. Compared to 2004, the increased hurricane losses in 2005 were more than offset by lower current year loss ratios and greater favorable development of prior years’ loss reserves. The 2005 combined ratio included $14.0 million of net losses and $1.4 million of additional reinsurance costs for the 2005 Hurricanes.

The Specialty Admitted segment’s results included $12.8 million of favorable development on prior years’ loss reserves in 2006 compared to $31.4 million and $24.2 million in 2005 and 2004, respectively. In 2006, $8.5 million of the favorable development on prior years’ loss reserves was on the 2005 accident year. In 2005, $28.4 million of the favorable development on prior years’ losses was on the 2002 to 2004 accident years. The favorable development in each of the periods presented was primarily due to the positive effect of price increases across most product lines and lower severity on claims reported than originally anticipated. Over the past three years, the majority of the redundancy in this segment was attributable to the casualty programs at the Markel Specialty Program Insurance unit.

London Insurance Market Segment

The London Insurance Market segment’s combined ratio for 2006 was 100% (including 7 points of losses on the 2005 Hurricanes) compared to 126% (including 22 points of losses on the 2005 Hurricanes) in 2005 and 117% (including 7 points of losses on the 2004 Hurricanes) in 2004. During 2006, unfavorable prior years’ loss reserve development of $43.8 million on the 2005 Hurricanes was partially offset by $25.3 million of favorable development on other prior years’ loss reserves. The combined ratio for 2006 also improved due to a lower current year loss ratio resulting in part from lower frequency and severity of losses on several property classes of business compared to 2005. The 2005 combined ratio included $84.0 million of net losses and $27.8 million of additional reinsurance costs for the 2005 Hurricanes. The impact of increased hurricane losses in 2005 was partially offset by less adverse development on prior years’ loss reserves compared to 2004.

The London Insurance Market segment’s 2006 combined ratio included $22.8 million of favorable development on prior years’ losses on the 2002 to 2005 accident years, primarily on professional liability programs at the Professional and Financial Risks and Retail divisions. The London Insurance Market segment’s improved underwriting performance each of the past two years, before considering the effects of the hurricanes, reflects our continued efforts to strengthen Markel International’s operating performance and financial position through a focus on expense control and underwriting discipline, which includes improved risk selection and pricing and appropriate use of reinsurance for business currently being written. While management believes that reserves for losses and loss adjustment expenses within our London Insurance Market segment are more likely to prove redundant than deficient, adverse development is possible. In addition, the underwriting performance for this segment may vary to a greater degree than our other segments due to Markel International’s current mix of business, which includes a higher percentage of catastrophe-exposed business, and due to less reliance being placed on reinsurance by this unit despite having higher average policy limits.

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

Other Segment

The majority of the losses and loss adjustment expenses and the underwriting, acquisition and insurance expenses for the Other segment are associated with asbestos and environmental exposures or discontinued Markel International programs, most of which were discontinued upon acquisition, or shortly thereafter. Given the insignificant amount of premium earned in the Other segment, we evaluate this segment’s underwriting performance in terms of dollars of underwriting loss instead of its combined ratio.

The Other segment produced an underwriting loss of $23.4 million in 2006 compared to an underwriting loss of $28.8 million in 2005 and $13.5 million in 2004. The underwriting loss in 2006 and in 2005 included $16.7 million and $31.3 million, respectively, of loss reserve development on asbestos and environmental exposures and related reinsurance bad debt. The increase in asbestos and environmental reserves in both years was a result of the completion of our annual review of these exposures. In 2004, the underwriting loss for the Other segment included $6.0 million of allowances for financially weak reinsurers and for collection disputes.

Bankruptcies of asbestos defendants coupled with significant increases in the number of claims from exposed, but not ill, individuals continue to increase the insurance industry’s asbestos exposures. Each year we complete an actuarial review of our asbestos and environmental exposures. We completed this year’s review of asbestos and environmental loss reserves for both our U.S. and international operations during the third quarter of 2006. During both our 2006 and 2005 reviews, we noted an increase in the severity of losses on reported claims, which caused us to increase our estimate of ultimate loss reserves for asbestos and environmental exposures. The increase in the allowance for potentially uncollectible reinsurance was required to provide for potential collection disputes with reinsurers and to increase reserves for financially weak or insolvent reinsurers. No adjustments to loss reserves resulted from the 2004 review. The need to increase asbestos loss reserves in two of the past three years demonstrates that asbestos and environmental reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future. We have established asbestos and environmental reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years. See note 8 of the notes to consolidated financial statements for further discussion of our exposures to asbestos and environmental claims.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following tables summarize the increases (decreases) in prior years’ loss reserves by segment, as discussed above.

	Year Ended December 31, 2006
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
2005 Hurricanes	$16.5	0.8	43.8	—	$61.1
Professional/Products Liability	(182.1)	—	—	—	(182.1)
Markel International	—	—	(25.3)	—	(25.3)
Asbestos exposures(1)	—	—	—	16.7	16.7
Net other prior years’ (redundancy) deficiency	5.5	(13.6)	—	5.4	(2.7)

INCREASE (DECREASE)	$(160.1)	(12.8)	18.5	22.1	$(132.3)

	Year Ended December 31, 2005
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
Brokered Excess & Surplus Lines	$35.4	—	—	—	$35.4
Professional/Products Liability	(96.1)	—	—	—	(96.1)
Specialty Program Insurance	—	(30.3)	—	—	(30.3)
Asbestos exposures(1)	—	—	—	31.3	31.3
Allowance for reinsurance recoverables	14.1	—	—	1.3	15.4
Net other prior years’ (redundancy) deficiency	(19.7)	(1.1)	14.5	—	(6.3)

INCREASE (DECREASE)	$(66.3)	(31.4)	14.5	32.6	$(50.6)

	Year Ended December 31, 2004
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
Brokered Excess & Surplus Lines	$55.3	—	—	—	$55.3
Professional/Products Liability	(36.0)	—	—	—	(36.0)
Essex Excess & Surplus Lines	(18.9)	—	—	—	(18.9)
Specialty Program Insurance	—	(18.1)	—	—	(18.1)
U.S. casualty reinsurance and financial institution risks	—	—	10.0	—	10.0
Professional indemnity and general liability	—	—	20.0	—	20.0
Allowance for reinsurance recoverables	13.0	—	—	6.0	19.0
Net other prior years’ (redundancy) deficiency	(2.6)	(6.1)	7.2	4.1	2.6

INCREASE (DECREASE)	$10.8	(24.2)	37.2	10.1	$33.9

(1)	Asbestos exposures include related allowances for reinsurance bad debt.

Over the past three years, we have experienced both favorable and unfavorable development on prior years’ loss reserves ranging from 1% to 3% of beginning of year net loss reserves. In 2006 and 2005, we experienced favorable development of $132.3 million, or 3% of beginning of year net loss reserves, and $50.6 million, or 1% of beginning of year net loss reserves, respectively. In 2004, we experienced adverse development of $33.9 million, or 1% of beginning of year net loss reserves.

The favorable trend in prior years’ loss reserve movements over the three-year period ended December 31, 2006 was primarily the result of increasing redundancies at the Shand Professional/Products Liability unit ($36.0 million in 2004, $96.1 million in 2005 and $182.1 million in 2006) as a result of lower than anticipated average claims severity and decreasing deficiencies at the Markel Brokered Excess and Surplus Lines unit ($55.3 million in 2004, $35.4 million in 2005 and $7.8 million in 2006) as a result of our efforts to re-underwrite and re-price the ongoing casualty programs. Also contributing to this favorable trend are the improved underwriting results within our London Insurance Market segment (deficiencies of $37.2 million in 2004 and $14.5 million in 2005 compared to a redundancy, before considering the effects of the 2005 Hurricanes, of $25.3 million in 2006) as a result of improved risk selection and the favorable rates and terms associated with the London market in recent years.

While we believe that it is possible that there will be additional reductions to prior years’ loss reserves in future periods at the Shand Professional/Products Liability unit, it is unlikely that the redundancies experienced would exceed 2006 levels due to the softening of the insurance market since 2004, which has resulted in a deterioration in pricing and a reduction in our premium volume at this unit. While further adverse development at the Markel Brokered Excess and Surplus Lines unit is possible, we believe that reserves for unpaid losses and loss adjustment expenses are adequate as of December 31, 2006, and that business written at this unit since 2002 is more likely to prove redundant than deficient. It is also reasonably likely that there could be additional reductions to prior years’ loss reserves at Markel International, where we also believe that business written since 2002 is more likely to prove redundant than deficient.

It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the above favorable trends will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years’ loss reserves during 2007 would range from a redundancy of approximately 4%, or $175 million, to a deficiency of approximately 2%, or $75 million, of December 31, 2006 net loss reserves.

Premiums

The following table summarizes gross premium volume by segment.

GROSS PREMIUM VOLUME	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Excess and Surplus Lines	$1,465,725	$1,439,744	$1,478,210
Specialty Admitted	340,483	318,717	294,114
London Insurance Market	729,160	640,986	700,002
Other	862	1,887	46,074

TOTAL	$2,536,230	$2,401,334	$2,518,400

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Excess and Surplus Lines Segment

Excess and Surplus Lines segment gross premium volume increased 2% in 2006 compared to 2005. The increase in gross premium volume in 2006 was primarily due to new programs written by Markel Re’s Specialized Markel Alternative Risk Transfer (SMART) division. In 2006, the increased volume from the SMART division was partially offset by lower volume in our professional liability programs at the Shand Professional/Products Liability unit due to increased competition. Gross premium volume declined 3% in 2005 compared to 2004 primarily due to increased competition across all units in this segment and lower premium writings at the Markel Brokered Excess and Surplus Lines unit as a result of the re-underwriting and exiting of certain books of business.

Specialty Admitted Segment

Specialty Admitted segment gross premium volume increased 7% in 2006 compared to 2005 and increased 8% in 2005 compared to 2004. The increase in gross premium volume in 2006 was primarily due to a new lumber products program at the Markel Specialty Program Insurance unit. In 2005, the increase in premium volume was primarily due to higher policy counts resulting from increased submissions in the Markel Risk Solutions facility and the accident and health division at the Markel Specialty Program Insurance unit.

London Insurance Market Segment

London Insurance Market segment gross premium volume increased 14% in 2006 compared to 2005. Gross premium volume increased in 2006 primarily due to rate increases achieved by Markel International’s Marine and Energy and Non-Marine Property divisions. As a result of the 2005 Hurricanes, we received large rate increases on our catastrophe-exposed classes of business during

2006. London Insurance Market segment gross premium volume decreased 8% in 2005 compared to 2004. The 2005 decrease in gross premium volume was primarily due to our decision to withdraw from the aviation insurance market in late 2004 and increased competition experienced throughout 2005, primarily in the Professional and Financial Risks and Non-Marine Property divisions.

Other Segment

Other gross premium volume in 2004 consisted primarily of writings at Corifrance, which was sold in January 2005.

The following table summarizes net written premiums by segment.

NET WRITTEN PREMIUMS	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Excess and Surplus Lines	$1,228,797	$1,160,948	$1,156,044
Specialty Admitted	322,466	299,665	276,363
London Insurance Market	643,485	510,836	580,730
Other	197	1,145	37,247

TOTAL	$2,194,945	$1,972,594	$2,050,384

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume was 87% in 2006 compared to 82% in 2005 and 81% in 2004. Net written premiums for 2005 were reduced by $57.6 million of additional reinsurance costs resulting from the 2005 Hurricanes. As a result of these additional reinsurance costs, our net retention of gross premium volume was reduced by 3% in 2005. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business. The increase in retention in both 2006 and 2005 was primarily due to purchasing lower amounts of reinsurance in the Excess and Surplus Lines and London Insurance Market segments.

The following table summarizes earned premiums by segment.

EARNED PREMIUMS	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Excess and Surplus Lines	$1,242,184	$1,138,525	$1,146,142
Specialty Admitted	317,401	291,273	265,671
London Insurance Market	624,599	507,518	604,070
Other	197	1,145	38,004

TOTAL	$2,184,381	$1,938,461	$2,053,887

Excess and Surplus Lines earned premiums increased 9% in 2006 compared to a decrease of 1% in 2005. Earned premiums in 2005 were reduced by $28.4 million of additional reinsurance costs resulting from the 2005 Hurricanes. Before considering the effects of the hurricanes, the growth in Excess and Surplus Lines earned premiums in both 2006 and 2005 reflected higher net written premiums over the past several years at most of our Excess and Surplus Lines units.

Specialty Admitted earned premiums increased 9% in 2006 and 10% in 2005. Earned premiums in 2005 were reduced by $1.4 million of additional reinsurance costs resulting from the 2005 Hurricanes. The increase in both years was primarily due to higher gross premium volume in existing lines of business and growth in new programs over the past several years.

London Insurance Market earned premiums increased 23% in 2006 compared to a decrease of 16% in 2005. Earned premiums in 2005 were reduced by $27.8 million of additional reinsurance costs resulting from the 2005 Hurricanes. In addition to the effects of the hurricanes, the increase in 2006 earned premiums was due to higher net written premiums over the past year as a result of significant rate increases in 2006 on catastrophe-exposed classes of business and higher net retentions. In addition to the effects of the hurricanes, the decline in 2005 earned premiums was the result of lower net written premiums compared to 2004, which was primarily due to increased competition and exiting certain programs in the London market.

Other earned premiums declined in 2005 compared to 2004 due to the sale of Corifrance in January 2005.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Net investment income	$271,016	$241,979	$204,032
Net realized investment gains	$63,608	$19,708	$4,139
Increase (decrease) in net unrealized holding gains	$246,113	$(114,717)	$163,470
Investment yield(1)	4.0%	3.8%	3.6%
Taxable equivalent total investment return, before foreign currency effect	9.6%	2.9%	6.6%
Taxable equivalent total investment return(2)	11.2%	1.5%	7.9%
Ending portfolio balance	$7,535,295	$6,588,222	$6,316,747

(1)	Investment yield reflects net investment income as a percentage of average invested assets.
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

Investments and cash and cash equivalents (invested assets) grew approximately 14% in 2006 as compared to 4% in 2005 and 18% in 2004. The increase in the investment portfolio in 2006 was primarily due to cash flows from operations of $511.6 million and an increase in net unrealized holding gains of $246.1 million. The increase in the investment portfolio in 2005 was primarily due to cash flows from operations of $551.3 million partially offset by a decline in net unrealized holding gains of $114.7 million.

Net investment income for 2006 increased 12% compared to 2005 and increased 19% in 2005 compared to 2004. The increase in both 2006 and 2005 was due to higher invested assets and higher investment yields than in the previous year. The increase in investment yields over the past two years reflects the impact of rising interest rates experienced within the fixed income market over the same period.

Net realized investment gains in both 2006 and 2005 were primarily related to equity securities that were sold either because of merger and acquisition activity by the underlying company or based upon our belief that the securities did not have the desired potential for further appreciation. Net realized investment gains in 2004 were primarily attributed to sales of fixed maturities and were the result of our efforts to manage interest rate volatility and our decision to sell certain government securities and buy higher yielding fixed income investments, including tax-exempt municipal bonds. Variability in the timing of realized and unrealized investment gains and losses should be expected.

We recognized $22.0 million, $16.9 million and $42.6 million of gross realized losses on our fixed maturities and equity securities for the years ended December 31, 2006, 2005 and 2004, respectively. Proceeds received on securities sold at a loss were $0.9 billion in 2006, $1.1 billion in 2005 and $1.5 billion in 2004.

For each of the last three years, gross realized losses were recognized on fixed maturities and equity securities that were sold to reallocate capital to other investments with greater potential for long-term investment returns. Additionally, our efforts to manage against interest rate volatility resulted in the recognition of gross realized losses as we attempt to maintain the duration on our portfolio and purchase more high-credit quality investments.

Approximately 38% of the gross realized losses in 2006 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2006 included $4.5 million of write downs for other-than-temporary declines in the estimated fair market value of two equity securities that had been in a continuous unrealized loss position for greater than one year. The most significant write down was for a real estate investment trust and investment bank where the value had declined as a result of the changing interest rate environment.

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

The increase in net unrealized holding gains during 2006 was primarily due to the appreciation of our equity portfolio. The increase in market value for equity securities was due in part to our focus on large cap value stocks, including our investment concentration in the property and casualty insurance industry discussed in more detail under “Market Risk Disclosures,” which after experiencing pricing pressure in 2005 produced favorable returns in 2006. The decrease in net unrealized holding gains during 2005 was due to the decline in market value of both our fixed maturity and equity security portfolios. The decline in market value for fixed maturities was primarily due to the increase in interest rates during 2005. The decline in market value for equity securities was due in part to our focus on large cap value stocks, which experienced pricing pressure in 2005. The increase in net unrealized holding gains during 2004 was primarily due to appreciation in our equity securities.

We complete a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities with an unrealized loss are reviewed.

At December 31, 2006 and 2005, we held securities with gross unrealized losses of $48.2 million and $51.0 million, respectively. Gross unrealized losses at both December 31, 2006 and 2005 were less than 1% of our total invested assets. At December 31, 2006 and 2005, all securities with unrealized losses were reviewed and we believe that there were no indications of declines in estimated fair value that were considered to be other-than-temporary. See note 2(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Expenses

Interest expense was $65.2 million in 2006 compared to $63.8 million in 2005 and $56.2 million in 2004. During the third quarter of 2006, we issued $150 million of 7.50% unsecured senior debentures, due August 22, 2046. Interest expense from the new debt issuance was partially offset by lower interest expense on our 8.71% Junior Subordinated Debentures due to our retirement of a portion of these debentures during 2006. The increase in 2005 was primarily due to the August 2004 issuance of $200 million of 7.35% unsecured senior notes, due August 15, 2034.

We reported an effective tax rate of 29% in 2006 compared to 20% in 2005 and 26% in 2004. During 2006, our 2002 federal income tax year was closed to audit and management determined that tax liabilities were less than previously estimated, resulting in a $3.4 million tax benefit during 2006. Before considering this benefit, the estimated annual effective tax rate was 30% for the year ended December 31, 2006. During 2005, our 2001 federal income tax year was closed to audit. As a result, we recognized a tax benefit of $2.5 million. Before considering this benefit, the estimated annual effective tax rate was 22% for the year ended December 31, 2005. During 2004, our 2000 federal income tax year was closed to audit. As a result, we recognized a tax benefit of $4.1 million. Before considering this benefit, our estimated annual effective tax rate was 28% for the year ended December 31, 2004. The effective tax rate in all years presented differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. See note 7 of the notes to consolidated financial statements for a discussion of factors affecting the realization of our gross deferred tax assets.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN No. 48 becomes effective for us in the first quarter of 2007. Upon adoption, we will be required to apply the provisions of FIN No. 48 to all tax positions and any cumulative effect adjustment will be recognized as an adjustment to retained earnings. We are in the process of evaluating FIN No. 48 and currently estimate that the cumulative effect of applying this guidance will result in an increase to retained earnings at January 1, 2007 in the range of $10 million to $25 million as a result of decreasing reserves for uncertain tax positions. This estimate is subject to change as we complete our analysis.

Comprehensive Income

We reported comprehensive income of $525.8 million, $63.6 million and $272.7 million in 2006, 2005 and 2004, respectively. The improvement in 2006 compared to 2005 was primarily due to higher net income as a result of an increase in underwriting profits and an increase in the market value of the investment portfolio during 2006. The decrease in 2005 was primarily due to a decline in the market value of the investment portfolio during 2005 compared to an increase in the market value of the investment portfolio during 2004.

In accordance with our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, comprehensive income for 2006 included net actuarial pension loss, net of taxes, of $25.0 million.

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

The first line of the following table shows our net reserves for losses and loss adjustment expenses adjusted for commutations, acquisitions, dispositions and other items, including the impact of changes in foreign currency rates. This adjustment is accomplished by revising the reserves for losses and loss adjustment expenses as originally estimated at the end of each year and all prior years for reserves either reassumed from reinsurers or ceded back to cedents through reinsurance commutation agreements. Adjustments are also made for insurance company acquisitions or dispositions completed in recent years and for the effects of changes in foreign currency rates since the reserves for losses and loss adjustment expenses were originally estimated.

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the liability for losses and loss adjustment expenses at the end of 2001 for 2001 and all prior years, adjusted for commutations, acquisitions, dispositions, and other, was originally estimated to be $2,486.7 million. Five years later, as of December 31, 2006, this amount was re-estimated to be $3,169.2 million, of which $2,065.6 million had been paid, leaving a reserve of $1,103.6 million for losses and loss adjustment expenses for 2001 and prior years remaining unpaid as of December 31, 2006.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table represents the development of reserves for loss and loss adjustment expenses for the period 1996 through 2006.

(dollars in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Net reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$1,227.2	1,391.8	1,631.3	2,018.4	2,151.6	2,486.7	2,955.7	3,420.8	3,841.0	4,211.9	4,326.4

Paid (cumulative) as of:
One year later	146.7	161.1	248.7	550.3	607.7	647.7	702.1	679.6	717.2	799.5
Two years later	266.2	345.1	576.2	908.3	1,030.3	1,169.7	1,214.1	1,194.1	1,256.5
Three years later	399.5	539.6	836.2	1,179.8	1,410.8	1,536.2	1,615.7	1,597.8
Four years later	528.6	667.2	1,001.6	1,421.2	1,646.3	1,840.2	1,932.5
Five years later	619.9	782.6	1,123.2	1,559.0	1,867.7	2,065.6
Six years later	698.3	856.6	1,214.7	1,711.7	2,027.2
Seven years later	752.3	921.7	1,295.8	1,818.9
Eight years later	804.2	983.9	1,371.4
Nine years later	857.5	1,040.6
Ten years later	896.3

Reserves re-estimated as of:
One year later	1,201.2	1,354.4	1,592.8	2,030.9	2,289.1	2,618.3	3,084.2	3,454.7	3,790.4	4,079.6
Two years later	1,177.2	1,318.2	1,586.2	2,124.9	2,403.0	2,799.5	3,268.6	3,475.2	3,635.7
Three years later	1,146.5	1,288.6	1,627.8	2,208.1	2,580.3	3,042.9	3,343.8	3,410.7
Four years later	1,099.4	1,316.7	1,679.5	2,339.5	2,779.5	3,161.5	3,331.0
Five years later	1,126.0	1,363.7	1,774.1	2,393.5	2,868.3	3,169.2
Six years later	1,172.0	1,435.6	1,820.3	2,465.6	2,878.3
Seven years later	1,241.0	1,417.3	1,865.2	2,473.3
Eight years later	1,246.1	1,444.3	1,883.6
Nine years later	1,273.6	1,466.4
Ten years later	1,294.2

Net cumulative redundancy (deficiency)	$(67.0)	(74.6)	(252.3)	(454.9)	(726.7)	(682.5)	(375.3)	10.1	205.3	132.3

Cumulative %	(5%)	(5%)	(15%)	(23%)	(34%)	(27%)	(13%)	0%	5%	3%

Gross reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$1,800.9	1,898.8	2,202.2	2,677.8	3,079.3	3,822.0	4,464.4	4,915.0	5,352.5	6,135.2	5,583.9
Reinsurance recoverable, adjusted for commutations, acquisitions, dispositions and other	573.7	507.0	570.9	659.4	927.7	1,335.3	1,508.7	1,494.2	1,511.5	1,923.3	1,257.5

Net reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$1,227.2	1,391.8	1,631.3	2,018.4	2,151.6	2,486.7	2,955.7	3,420.8	3,841.0	4,211.9	4,326.4

Gross re-estimated reserves	2,083.2	2,201.8	2,821.5	3,749.7	4,468.2	4,978.4	4,963.4	4,897.4	5,063.3	5,927.1
Re-estimated recoverable	789.0	735.4	937.9	1,276.4	1,589.9	1,809.2	1,632.4	1,486.7	1,427.6	1,847.5

Net re-estimated reserves	$1,294.2	1,466.4	1,883.6	2,473.3	2,878.3	3,169.2	3,331.0	3,410.7	3,635.7	4,079.6

Gross cumulative redundancy (deficiency)	$(282.3)	(303.0)	(619.3)	(1,071.9)	(1,388.9)	(1,156.4)	(499.0)	17.6	289.2	208.1

Net cumulative redundancy (deficiency) represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 2001 liability for losses and loss adjustment expenses developed a $682.5 million deficiency from December 31, 2001 to December 31, 2006. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy (deficiency) is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance. The net and gross cumulative redundancies as of December 31, 2006 for 2005 and prior years were primarily due to redundancies that developed during 2006 at the Shand Professional/Products Liability unit on the 2002 to 2005 accident years. See “Underwriting Results” for further discussion of changes in prior years’ loss reserves.

See note 8 of the notes to consolidated financial statements and the discussion under “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity And Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 27% at December 31, 2006 and 33% at December 31, 2005. The decrease in our 2006 debt to total capital ratio from 2005 is due in part to the conversion of our convertible notes payable during 2006. As a result of this conversion, we issued approximately 335,000 shares of common stock. See note 9 of the notes to consolidated financial statements for further discussion of our convertible notes payable. After December 31, 2006, we redeemed the remaining 8.71% Junior Subordinated Debentures, which lowered our debt to total capital ratio. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, from time to time, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

At December 31, 2006, our holding company (Markel Corporation) held $541.2 million of invested assets, which approximated 8.3 times annual interest expense. Holding company invested assets at December 31, 2006 increased from the prior year primarily due to $210.6 million of dividends received during 2006 from our domestic insurance subsidiaries and the desire to retain holding company liquidity in anticipation of our redemption of the remaining 8.71% Junior Subordinated Debentures. In order to maintain prudent levels of liquidity, we seek to maintain invested assets at Markel Corporation of at least two times annual interest expense.

In August 2005, our Board of Directors approved the repurchase of up to $200 million of common stock pursuant to a share repurchase program (the Program). Under the Program, we may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. As of December 31, 2006, we have repurchased 159,200 shares of our common stock at a cost of $52.1 million under the Program.

Our insurance operations collect premiums and pay current claims, reinsurance costs and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term fixed maturities. Short-term investments

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

held by our insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses. As a holding company, Markel Corporation receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are made within the guidelines of various management agreements between the holding company and its subsidiaries.

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. At December 31, 2006, our domestic insurance subsidiaries could pay dividends of $335.3 million during the following twelve months under these laws. There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay. We must provide 14 days advance notice to the Financial Services Authority prior to receiving dividends from MIICL. In addition, our foreign insurance subsidiaries must comply with the United Kingdom Companies Act of 1985, which provides that dividends may only be paid out of distributable profits.

Net cash provided by operating activities decreased to $511.6 million in 2006 from $551.3 million in 2005 and $690.7 million in 2004. The decrease in 2006 was primarily due to higher claim payments related to hurricanes and higher income tax payments in 2006 compared to 2005, offset in part by collections of reinsurance balances related to the 2005 Hurricanes, increased premium volume and cash received from reinsurance commutation agreements completed in 2006. The decrease in 2005 was primarily due to a decline in premium volume, higher claim payments on hurricane losses and higher commutation payments compared to 2004.

Invested assets increased to $7.5 billion at December 31, 2006 from $6.6 billion at December 31, 2005. The increase in invested assets was primarily due to our 2006 net cash provided by operating activities and an increase in net unrealized holding gains in 2006. See note 2(f) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash provided by financing activities was $58.5 million for the year ended December 31, 2006 compared to net cash used by financing activities of $29.2 million and net cash provided by financing activities of $83.4 million for the years ended December 31, 2005 and 2004, respectively. The net cash provided by financing activities during 2006 was due to $145.4 million of net proceeds on the August debt issuance, partially offset by $86.9 million of cash used to repurchase shares of our common stock and retire a portion of both our senior long-term debt and our 8.71% Junior Subordinated Debentures. During 2005, the $29.2 million of cash was used to repurchase shares of our common stock and retire a portion of both our outstanding senior long-term debt and our 8.71% Junior Subordinated Debentures. The net cash provided by financing activities during 2004 was primarily due to a debt issuance in that year.

Reinsurance recoverable on paid and unpaid losses was $1.4 billion at December 31, 2006 compared to $1.9 billion at December 31, 2005. The decrease was primarily due to claims settled on the 2005 Hurricanes during 2006 and the subsequent cash collected under our reinsurance agreements. In addition, we completed several reinsurance commutation agreements during 2006, which resulted in a reduction to reinsurance recoverable on paid and unpaid losses of approximately $150 million. The commutation agreements did not result in a material gain or loss to our results of operations in 2006.

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

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial conditions of our reinsurers and we assess our concentration of credit risk on a regular basis. At December 31, 2006, our reinsurance recoverable balance for the ten largest reinsurers was $972.5 million, representing 71% of our consolidated balance. Of the amounts due from the ten largest reinsurers, 89% was due from reinsurers rated “A” or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $330.5 million at December 31, 2006, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. Of the $330.5 million, $104.0 million relates to the reinsurers that had an A.M. Best rating of less than “A”, representing 93% of amounts due from those reinsurers. See note 14 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that reinsurance recoverable balances are collectible, deterioration in reinsurers’ ability to pay or collection disputes could adversely affect our operating cash flows, financial position and results of operation.

The following table reconciles case reserves and IBNR reserves, by segment, to unpaid losses and loss adjustment expenses reported in our consolidated financial statements.

(dollars in thousands)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Consolidated
December 31, 2006
Case reserves	$750,330	91,650	1,125,656	452,989	$2,420,625
IBNR reserves	1,818,637	173,273	925,784	245,560	3,163,254

TOTAL	$2,568,967	264,923	2,051,440	698,549	$5,583,879

December 31, 2005
Case reserves	$855,580	97,464	1,160,175	589,618	$2,702,837
IBNR reserves	1,844,183	159,011	917,118	240,528	3,160,840

TOTAL	$2,699,763	256,475	2,077,293	830,146	$5,863,677

Unpaid losses and loss adjustment expenses at December 31, 2006 decreased 5% compared to 2005 due in part to lower case reserves within the Excess and Surplus Lines and London Insurance Market segments as a result of settling losses from the 2005 Hurricanes during 2006. Case reserves also decreased in 2006 due to the continued settlement of reported claims on the discontinued lines of business included in the Other segment and the completion of several commutations of assumed reinsurance contracts. See note 8 of the notes to consolidated financial statements and “Critical Accounting Estimates” for a discussion of estimates and assumptions related to unpaid losses and loss adjustment expenses.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes our contractual cash payment obligations at December 31, 2006.

	Payments Due by Period(1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt	$762,747	73,032	93,050	—	596,665
8.71% Junior Subordinated Debentures(2)	106,379	106,379	—	—	—
Operating leases	95,288	15,413	28,324	21,064	30,487
Unpaid losses and loss adjustment expenses (estimated)	5,583,879	1,503,166	1,842,444	963,751	1,274,518

TOTAL	$6,548,293	1,697,990	1,963,818	984,815	1,901,670

(1)	See notes 5, 8, 10 and 11 of the notes to consolidated financial statements for further discussion of these obligations.

(2)	The 8.71% Junior Subordinated Debentures were retired on January 2, 2007 for $111.0 million.

Senior long-term debt, excluding unamortized discount, was $762.7 million and $617.2 million at December 31, 2006 and 2005, respectively. On August 22, 2006, we issued $150 million of 7.50% unsecured senior debentures due August 22, 2046. Net proceeds were $145.4 million and a portion was used to retire the 8.71% Junior Subordinated Debentures on January 2, 2007. The remaining proceeds will be used to retire the 7.20% unsecured senior notes due August 15, 2007, or for general corporate purposes. As of December 31, 2006 and 2005, there were no amounts outstanding under our $375 million revolving credit facility.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2006. To the extent that we are not in compliance with our covenants, our access to the credit facility could be restricted. While we believe such action is unlikely, the inability to access the credit facility could adversely affect our liquidity. See note 10 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

Reserves for unpaid losses and loss adjustment expenses represent future, contractual obligations associated with insurance and reinsurance contracts issued to our policyholders. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2006. Payment patterns for losses and loss adjustment expenses were based upon paid development factors over the past 10 years for each of our insurance subsidiaries. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the above table.

At December 31, 2006, we had $1.6 billion of invested assets held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of a default on our obligations. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 2(f) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC’s requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2006, the capital and surplus of each of our domestic insurance subsidiaries was above the minimum regulatory thresholds.

Capital adequacy of our international insurance subsidiaries is regulated by the Financial Services Authority and the Council of Lloyd’s. At December 31, 2006, the capital and surplus of each of our international insurance subsidiaries was above the minimum regulatory thresholds.

We have access to various capital sources, including dividends from insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

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

The estimated fair value of our investment portfolio at December 31, 2006 was $7.5 billion, 76% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 24% of which was invested in equity securities and investments in affiliates. At December 31, 2005, the estimated fair value of our investment portfolio was $6.6 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities and investments in affiliates.

Equity Price Risk

We primarily invest shareholder funds in equity securities, which have historically produced higher long-term returns relative to fixed maturities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term. This focus on long-term total investment return results in variability in the level of net unrealized holding gains from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes. See note 2(a) of the notes to consolidated financial statements for disclosure of gross unrealized gains and losses by investment category.

At December 31, 2006, our equity portfolio was concentrated in terms of the number of issuers and industries. At December 31, 2006, our ten largest equity holdings represented $973.2 million, or 55%, of the equity portfolio. Investments in the property and casualty insurance industry represented $626.4 million, or 35%, of the equity portfolio at December 31, 2006. Such concentrations can lead to higher levels of short-term price volatility. Due to our long-term investment focus, we are not concerned with short-term market volatility as long as our insurance subsidiaries’ ability to write business is not impaired. We have investment guidelines that set limits on the amount of equity securities our insurance subsidiaries can hold.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes our equity price risk and shows the effect of a hypothetical 20% increase or decrease in market prices as of December 31, 2006 and 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of December 31, 2006
Equity Securities	$1,766	20% increase	$2,120	10.0
		20% decrease	$1,413	(10.0)

As of December 31, 2005
Equity Securities	$1,379	20% increase	$1,654	10.5
		20% decrease	$1,103	(10.5)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

Approximately three-quarters of our investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 4.1 years and an average rating of “AA.” See note 2(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2006 and 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders’ Equity
FIXED MATURITY INVESTMENTS
As of December 31, 2006
Total Fixed Maturity Investments(1)	$5,696	200 bp decrease	$6,177	8.4	13.6
		100 bp decrease	5,937	4.2	6.8
		100 bp increase	5,444	(4.4)	(7.1)
		200 bp increase	5,186	(9.0)	(14.4)

As of December 31, 2005
Total Fixed Maturity Investments(1)	$5,196	200 bp decrease	$5,652	8.8	17.4
		100 bp decrease	5,426	4.4	8.8
		100 bp increase	4,956	(4.6)	(9.1)
		200 bp increase	4,719	(9.2)	(18.2)

LIABILITIES(2)
As of December 31, 2006
Borrowings	$912	200 bp decrease	$1,023
		100 bp decrease	964
		100 bp increase	863
		200 bp increase	816

As of December 31, 2005
Borrowings	$905	200 bp decrease	$1,012
		100 bp decrease	954
		100 bp increase	861
		200 bp increase	818

(1)	Includes short-term investments and cash and cash equivalents.

(2)	Changes in estimated fair value have no impact on shareholders’ equity.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Foreign Exchange Risk

We have foreign exchange risk associated with our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign exchange forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income (loss). Our contracts generally have maturities of three months. There were no outstanding contracts at December 31, 2006. Realized gains on forward contracts of $1.3 million were recorded as currency translation adjustments in 2006.

At December 31, 2006 and 2005, approximately 87% and 86%, respectively, of our invested assets were denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% at December 31, 2006 and 2005 and the United Kingdom Sterling/United States Dollar exchange rate increased or decreased by 10%, shareholders’ equity would have changed by approximately $4.0 million and $3.6 million, respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

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

Terrorism Risk Insurance Extension Act of 2005

The Terrorism Risk Insurance Extension Act of 2005 (the Act) reauthorized through the end of 2007, with certain modifications, the program originally authorized by the Terrorism Risk Insurance Act of 2002. The program provides for the sharing between the federal government and the insurance industry of the risk of loss from foreign terrorist attacks. Beginning in 2006, the program expanded the private sector role and reduced the federal share of compensation for insured losses. Property and casualty insurers are required to offer coverage for terrorism risks as defined by the Act at a level that corresponds to the limits and terms for other risks covered in the insured’s policy. Both primary and excess insurers must offer this mandatory coverage but reinsurers and retrocessional reinsurers are not covered by the Act. Personal lines, medical malpractice, commercial automobile, burglary and theft, surety, professional liability and farm owners multiperil insurance coverages are excluded from the Act.

Although we offer terrorism coverage as required by law, we exclude coverage where legally permitted. The vast majority of our policyholders do not purchase terrorism coverage from us.

The program is scheduled to terminate on December 31, 2007, and it is uncertain whether it will be extended beyond that date. Unless prohibited by state regulation, we have, where appropriate, included conditional coverage exclusions for acts of terrorism.

We review our outstanding policies and monitor our concentrations of exposed policies by product line and by geographic region. We track policy aggregates at the location address and use an internal database and our in-house underwriting systems to track accumulations of terrorism exposure. We have developed specific underwriting and pricing guidelines for terrorism coverage for new and renewal business and evaluate our maximum loss exposure on a regular basis.

Controls and Procedures

As of December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO) and the Senior Vice President and Chief Financial Officer (CFO).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2006. See Management’s Report on Internal Control over Financial Reporting and our independent registered public accounting firm’s attestation report on management’s assessment of internal control over financial reporting beginning on page 75.

There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under Risk Factors or are included in the items listed below:

•

our anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•

loss estimates related to the 2005 Hurricanes are based on currently available information related to covered exposures and assumptions about how coverage applies. As actual losses are reported, claims are adjusted, coverage issues are resolved, and specific reinsurers are associated with losses, losses for the 2005 Hurricanes may change significantly;

•	we are legally required in certain instances to offer terrorism insurance and have attempted to manage our exposure; however, if there is a covered terrorist attack, we could sustain material losses;

•

the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies, all of which are still being resolved;

•	the frequency and severity of catastrophic events is unpredictable and may be exacerbated if, as many forecast, conditions in the ocean and atmosphere result in increased hurricane activity;

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

Our premium volume and underwriting and investment results have been and will continue to be potentially materially affected by these factors. By making forward-looking statements, we do not intend to become obligated to publicly update or revise any such statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

OTHER INFORMATION

Performance Graph

The following graph compares the cumulative total return (based on share price) on our common stock with the cumulative total return of companies included in the S&P 500 Index and the Dow Jones Property & Casualty Insurance Companies Index. This information is not necessarily indicative of future results.

	Years Ended December 31,
	2001(1)	2002	2003	2004	2005	2006
Markel Corporation	100	114	141	203	176	267
S&P 500	100	78	100	111	117	135
Dow Jones Property & Casualty Insurance	100	93	116	127	146	167

(1)	$100 invested on December 31, 2001 in our common stock or the listed index. Includes reinvestment of dividends.

Markel Corporation & Subsidiaries

OTHER INFORMATION (continued)

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 22, 2007 was approximately 500. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 10,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2006 were $494.00 and $315.50, respectively. See Quarterly Financial Information on page 78 for additional common stock price information.

Available Information, Shareholder Relations and SEC and NYSE Certifications

This document represents Markel Corporation’s Annual Report and Form 10-K, which is filed with the Securities and Exchange Commission.

Information about Markel Corporation, including exhibits filed as part of this Form 10-K, may be obtained by writing Mr. Bruce Kay, Vice President of Investor Relations, at the address of the corporate offices listed on the following page, or by calling (800) 446-6671. This Form 10-K includes as Exhibits the Principal Executive Officer and Principal Financial Officer certifications required to be filed with the Securities and Exchange Commission under Section 302 of the Sarbanes-Oxley Act.

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

TransferAgent

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

Annual Shareholders’ Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, 101 West Franklin Street, Richmond, Virginia at 4:30 p.m., May 14, 2007.

Corporate Offices

Markel Corporation

4521 Highwoods Parkway

Glen Allen, Virginia 23060-6148

(804) 747-0136

(800) 446-6671

Markel Corporation & Subsidiaries

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Alan I. Kirshner	Lemuel E. Lewis
Chairman of the Board and	Retired Executive Vice President
Chief Executive Officer	and Chief Financial Officer
Landmark Communications, Inc.
J. Alfred Broaddus, Jr.
Private Investor	Anthony F. Markel
President and Chief Operating Officer
Douglas C. Eby
Chairman and	Steven A. Markel
Chief Executive Officer	Vice Chairman
TimePartners LLC
Jay M. Weinberg
Leslie A. Grandis	Chairman Emeritus
Partner	Hirschler Fleischer, a professional corporation
McGuireWoods LLP

Stewart M. Kasen
President and Chief Executive Officer
S & K Famous Brands, Inc.

Executive Officers

Alan I. Kirshner

Chairman of the Board and Chief Executive Officer since 1986. Director since 1978. Age 71.

Anthony F. Markel

President and Chief Operating Officer since March 1992. Director since 1978. Age 65.

Steven A. Markel

Vice Chairman since March 1992. Director since 1978. Age 58.

Paul W. Springman

Executive Vice President since August 2002. President, Markel North America, from January 2000 – August 2002. Age 55.

Thomas S. Gayner

Executive Vice President and Chief Investment Officer since May 2004. Chief Investment Officer from January 2001 – May 2004. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 – 2004. Age 45.

Richard R. Whitt, III

Senior Vice President and Chief Financial Officer since May 2005. Senior Vice President–Finance from August 2003 – May 2005. Executive Vice President and Chief Administrative Officer, Markel International Limited, a subsidiary, from August 2003 – May 2005. Vice President, Controller and Treasurer from January 2001 – August 2003. Age 43.

Index to Exhibits

3(i) Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii) Bylaws, as amended (4.2)b

4(i) Form of Credit Agreement dated August 25, 2005, among Markel Corporation, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent and Swingline Lender, Wachovia Bank, N.A., as Syndication Agent, and Barclays Bank PLC and HSBC Bank USA, N.A., as Co-Documentation Agents (4)c

4(ii) First Amendment dated March 17, 2006 to Credit Agreement dated August 25, 2005 among Markel Corporation, the banks and financial institutions from time to time party thereto, and SunTrust Bank, as Administrative Agent and Swingline Lender (4(ii))d

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 2006, and the respective Notes thereto, included in this Annual Report on Form10-K.

Management Contracts or Compensatory Plans required to be filed (Item 10.1–10.13)

10.1 Trust and Amendment Under Markel Corporation 1989 Non-Employee Directors Stock Option Plan (10.2)e

10.2 Form of Employment Agreement with Alan I. Kirshner, Anthony F. Markel and Steven A. Markel (10.1)f

10.3 Form of Executive Employment Agreement with Thomas S. Gayner, Paul W. Springman and Richard R. Whitt, III (10.2)f

10.4 Schedule of Base Salaries for Alan I. Kirshner, Anthony F. Markel, Steven A. Markel, Thomas S. Gayner, Paul W. Springman and Richard R. Whitt, III**

10.5 Sale and Assignment Agreement (99.1)g

10.6 Markel Corporation Executive Bonus Plan (10.3)h

10.7 Description of Awards Under Executive Bonus Plan**

10.8 Employee Stock Purchase and Bonus Plan (10.10)i

10.9 Markel Corporation Omnibus Incentive Plan (Appendix B)j

10.10 Form of Restricted Stock Unit Award for Directors (10.8)k

10.11 Form of Restricted Stock Unit Award for Executive Officers (10.13)l

10.12 Form of Restricted Stock Unit 2006 Supplemental Award for Executive Officers (10.1)m

10.13 Description of Non-Employee Director Compensation**

21 Certain Subsidiaries of Markel Corporation**

23 Consent of independent registered public accounting firm to incorporation by reference of certain reports into the Registrant’s Registration Statements on Forms S-8 and S-3**

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1 Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2 Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

**	filed with this report

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333–107661, dated August 5, 2003.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.

d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.

e.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s (Commission File No. 001-13051) report on Form 10-K for the year ended December 31, 1999.

f.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on December 21, 2006.

g.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on January 30, 2006.

h.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 27, 2005.

i.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2004.

j.	Incorporated by reference from the appendix shown in parentheses filed with the Commission in the Registrant’s Proxy Statement and Definitive 14A filed April 2, 2003.

k.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2003.

l.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2003.

m.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in Registrant’s report on Form 8-K filed on July 24, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	/s/ Steven A. Markel
Vice Chairman
March 1, 2007

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

* Signed as of March 1, 2007