Form 10-Q
period 2007-03-31
MARKEL CORP
filed 2007-05-01
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at April 27, 2007: 9,956,555

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,040,738 in 2007 and $4,996,386 in 2006)	$5,042,114	$5,000,969
Equity securities (cost of $1,074,652 in 2007 and $1,059,345 in 2006)	1,749,141	1,766,273
Short-term investments (estimated fair value approximates cost)	172,508	139,499
Investments in affiliates	75,141	73,439

Total Investments	7,038,904	6,980,180

Cash and cash equivalents	402,982	555,115
Receivables	372,307	322,982
Reinsurance recoverable on unpaid losses	1,159,181	1,257,453
Reinsurance recoverable on paid losses	95,810	105,003
Deferred policy acquisition costs	220,702	218,392
Prepaid reinsurance premiums	117,068	117,889
Goodwill	330,330	339,717
Other assets	232,273	191,400

Total Assets	$9,969,557	$10,088,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,520,322	$5,583,879
Unearned premiums	1,021,319	1,007,801
Payables to insurance companies	90,398	58,880
Senior long-term debt (estimated fair value of $797,000 in 2007 and $801,000 in 2006)	752,482	751,978
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $111,000 in 2006)	—	106,379
Other liabilities	211,982	282,821

Total Liabilities	7,596,503	7,791,738

Shareholders’ equity:
Common stock	858,620	854,561
Retained earnings	1,110,274	1,015,679
Accumulated other comprehensive income:
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $236,553 in 2007 and $249,029 in 2006	439,899	462,482
Cumulative translation adjustments, net of tax benefit of $5,941 in 2007 and $6,094 in 2006	(11,029)	(11,316)
Net actuarial pension loss, net of tax benefit of $13,305 in 2007 and $13,469 in 2006	(24,710)	(25,013)

Total Shareholders’ Equity	2,373,054	2,296,393
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$9,969,557	$10,088,131

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$531,410	$522,208
Net investment income	77,382	66,724
Net realized investment gains	10,149	30,698

Total Operating Revenues	618,941	619,630

OPERATING EXPENSES
Losses and loss adjustment expenses	274,735	315,635
Underwriting, acquisition and insurance expenses	186,602	177,257

Total Operating Expenses	461,337	492,892

Operating Income	157,604	126,738
Interest expense	15,449	15,738

Income Before Income Taxes	142,155	111,000
Income tax expense	43,481	34,410

Net Income	$98,674	$76,590

OTHER COMPREHENSIVE LOSS
Net unrealized losses on securities, net of taxes:
Net holding losses arising during the period	$(12,975)	$(13,027)
Less reclassification adjustments for net gains included in net income	(9,608)	(20,119)

Net unrealized losses	(22,583)	(33,146)
Currency translation adjustments, net of taxes	287	1,650
Amortization of net actuarial pension loss, net of taxes	303	—

Total Other Comprehensive Loss	(21,993)	(31,496)

Comprehensive Income	$76,681	$45,094

NET INCOME PER SHARE
Basic	$9.89	$7.87
Diluted	$9.88	$7.67

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$854,561	$743,503
Cumulative effect of adoption of FASB interpretation No. 48	2,831	—
Restricted stock units expensed and other equity transactions	1,228	1,093

Balance at end of period	$858,620	$744,596

RETAINED EARNINGS
Balance at beginning of period	$1,015,679	$669,057
Net income	98,674	76,590
Repurchase of common stock	(24,210)	(45,879)
Cumulative effect of adoption of FASB Interpretation No. 48	20,131	—

Balance at end of period	$1,110,274	$699,768

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized holding gains on securities, net of taxes:
Balance at beginning of period	$462,482	$302,509
Net unrealized losses on securities, net of taxes	(22,583)	(33,146)

Balance at end of period	439,899	269,363
Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(11,316)	(9,636)
Currency translation adjustments, net of taxes	287	1,650

Balance at end of period	(11,029)	(7,986)

Net actuarial pension loss:
Balance at beginning of period	(25,013)	—
Amortization of net actuarial pension loss, net of taxes	303	—

Balance at end of period	(24,710)	—

Balance at end of period	$404,160	$261,377

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,373,054	$1,705,741

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$98,674	$76,590
Adjustments to reconcile net income to net cash provided (used) by operating activities	(33,502)	(81,772)

Net Cash Provided (Used) By Operating Activities	65,172	(5,182)

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	337,805	318,996
Proceeds from maturities, calls and prepayments of fixed maturities	28,789	35,406
Cost of fixed maturities and equity securities purchased	(412,545)	(486,157)
Net change in short-term investments	(33,009)	202,618
Cost of investments in affiliates	—	(55,000)
Other	(3,123)	(5,065)

Net Cash Provided (Used) By Investing Activities	(82,083)	10,798

FINANCING ACTIVITIES
Retirement of senior long-term debt	—	(2,512)
Retirement of Junior Subordinated Deferrable Interest Debentures	(111,012)	(2,564)
Repurchases of common stock	(24,210)	(45,879)

Net Cash Used By Financing Activities	(135,222)	(50,955)

Decrease in cash and cash equivalents	(152,133)	(45,339)
Cash and cash equivalents at beginning of period	555,115	333,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$402,982	$ 288,418

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of March 31, 2007 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2006 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Net income as reported	$98,674	$76,590
Interest expense, net of tax, on convertible notes payable	—	678

Adjusted net income	$98,674	$77,268

Basic common shares outstanding	9,974	9,731
Dilutive effect of convertible notes payable	—	333
Other dilutive potential common shares	18	11

Diluted shares outstanding	9,992	10,075

Basic net income per share	$9.89	$7.87
Diluted net income per share	$9.88	$7.67

Prior to the conversion of the Company’s convertible notes payable in December 2006, diluted net income per share reflected the application of the if-converted method as defined in Statement of Financial Accounting Standards (Statement) No. 128, Earnings Per Share.

3. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Three Months Ended March 31,
(dollars in thousands)	2007		2006
	Written	Earned	Written	Earned
Direct	$558,417	$572,676	$590,638	$575,349
Assumed	70,886	43,363	66,893	38,186
Ceded	(83,778)	(84,629)	(90,709)	(91,327)

Net premiums	$545,525	$531,410	$566,822	$522,208

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $32.5 million and $23.8 million for the three months ended March 31, 2007 and 2006, respectively.

4. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

The Company redeemed $106.4 million principal amount of its 8.71% Junior Subordinated Debentures for $111.0 million on January 2, 2007. This redemption resulted in a loss of $4.6 million, which is reflected in net realized investment gains.

5. Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. In general, the Company is not subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2003 and, accordingly, a liability for uncertain tax positions was not required for those years.

As a result of adopting FIN 48, retained earnings increased $20.1 million; goodwill decreased $9.4 million, primarily related to the Company’s acquisition of Markel International; and common stock increased $2.8 million related to closed stock option plans and other capital transactions. In addition, the valuation allowance established upon the acquisition of Markel International and a corresponding deferred tax asset were both decreased by $37.5 million.

At the time it adopted FIN 48, the Company had unrecognized tax benefits of $45.8 million. If recognized, $6.8 million of these tax benefits would decrease the annual effective tax rate, $37.5 million would decrease goodwill and $1.5 million would decrease deferred tax assets in the year those benefits are realized. There were no significant changes in unrecognized tax benefits during the three months ended March 31, 2007, and the Company does not currently anticipate any significant changes in unrecognized tax benefits during 2007.

The Company classifies all interest and penalties associated with uncertain tax positions as income tax expense. Upon adoption of FIN 48, the Company recorded a liability of $3.3 million related to interest and penalties in other liabilities.

6. Other Comprehensive Loss

Other comprehensive loss includes net holding losses on securities arising during the period less reclassification adjustments for net gains included in net income. Other comprehensive loss also includes foreign currency translation adjustments and, in 2007, the amortization of net actuarial pension loss. The related tax benefit on net holding losses on securities arising during the period was $7.3 million and $7.0 million for the three months ended March 31, 2007 and 2006, respectively. The related tax expense on the reclassification adjustments for net gains included in net income was $5.2 million and $10.8 million for the three months ended March 31, 2007 and 2006, respectively. The related tax expense on foreign currency translation adjustments was $0.2 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. The related tax expense on the amortization of net actuarial pension loss was $0.2 million for the three months ended March 31, 2007.

7. Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets.

All investing activities are included in the Investing segment. For purposes of segment reporting, the Other segment includes lines of business that have been discontinued in conjunction with an acquisition.

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

	Three Months Ended March 31, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other		Consolidated
Gross premium volume	$342,662	$72,090	$213,457	$—	$1,094		$629,303
Net written premiums	291,801	68,092	184,450	—	1,182		545,525

Earned premiums	$292,559	$77,877	$159,792	$—	$1,182		$531,410
Losses and loss adjustment expenses	134,516	45,657	91,965	—	2,597		274,735
Underwriting, acquisition and insurance expenses	102,484	28,875	59,229	—	(3,986)		186,602

Underwriting profit	55,559	3,345	8,598	—	2,571		70,073

Net investment income	—	—	—	77,382	—		77,382
Net realized investment gains	—	—	—	10,149	—		10,149

Segment profit	$55,559	$3,345	$8,598	$87,531	$2,571		$157,604

Interest expense							15,449

Income before income taxes							$142,155

U.S. GAAP combined ratio(1)	81%	96%	95%	—	NM	(2)	87%

	Three Months Ended March 31, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$380,065	$72,833	$204,501	$—	$132	$657,531
Net written premiums	318,783	67,267	180,735	—	37	566,822

Earned premiums	$306,388	$75,299	$140,484	$—	$37	$522,208
Losses and loss adjustment expenses	150,590	42,512	120,763	—	1,770	315,635
Underwriting, acquisition and insurance expenses	97,058	28,389	51,393	—	417	177,257

Underwriting profit (loss)	58,740	4,398	(31,672)	—	(2,150)	29,316

Net investment income	—	—	—	66,724	—	66,724
Net realized investment gains	—	—	—	30,698	—	30,698

Segment profit (loss)	$58,740	$4,398	$(31,672)	$97,422	$(2,150)	$126,738

Interest expense						15,738

Income before income taxes						$111,000

U.S. GAAP combined ratio(1)	81%	94%	123%	—	NM (2)	94%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	March 31, 2007	December 31, 2006
Segment Assets:
Investing	$7,441,886	$7,535,295
Other	2,527,671	2,552,836

Total Assets	$9,969,557	$10,088,131

8. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $2.9 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Service cost	$532	$525
Interest cost	1,354	1,050
Expected return on plan assets	(1,779)	(1,488)
Amortization of unrecognized loss	467	438

Net periodic benefit cost	$574	$525

The Company contributed $2.0 million to the Terra Nova Pension Plan during the first quarter of 2007. The Company expects plan contributions to total $3.0 million in 2007.

9. Contingencies

The Company’s estimates of losses from the 2005 Hurricanes assume that flood exclusions in its property policies apply to flood damage in the New Orleans area following Hurricane Katrina. However, beginning in late November 2006, Louisiana state and federal trial courts ruled in a number of cases (most of which the Company was not a party to) that flood damage following the New Orleans area levee breaches may not be excluded from coverage under policies similar to those the Company has written. The rulings are being appealed, and the outcome is uncertain. If the rulings are upheld and it is determined that flood damage is covered under the Company’s policies, losses associated with Hurricane Katrina will increase. The Company continues to monitor this situation but cannot quantify the potential impact of these rulings at this time, although it may be material.

Other contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

10. Recent Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits entities to choose to measure specified financial instruments and certain other eligible items at fair value, with changes in fair value recognized in earnings. Statement No. 159 becomes effective for the Company in the first quarter of 2008. The Company is currently evaluating Statement No. 159 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

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

Readers are urged to review our 2006 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

For purposes of segment reporting, the Other segment includes lines of business that have been discontinued in conjunction with an acquisition.

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

Results of Operations

The following table compares the components of net income.

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Underwriting profit	$70,073	$29,316
Net investment income	77,382	66,724
Net realized investment gains	10,149	30,698
Interest expense	(15,449)	(15,738)
Income tax expense	(43,481)	(34,410)

Net Income	$98,674	$76,590

The results for the three months ended March 31, 2007 improved primarily due to lower underwriting losses on Hurricanes Katrina, Rita and Wilma (the 2005 Hurricanes) as compared to the same period of 2006. Aside from the impact of hurricane losses, net income in 2007 included lower net realized investment gains and higher income tax expense, both of which were partially offset by higher net investment income as compared to the first quarter of 2006. The components of net income are discussed in further detail under “Underwriting

Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Gross premium volume	$629,303	$657,531
Net written premiums	$545,525	$566,822
Net retention	87%	86%
Earned premiums	$531,410	$522,208
Losses and loss adjustment expenses	$274,735	$315,635
Underwriting, acquisition and insurance expenses	$186,602	$177,257
Underwriting profit	$70,073	$29,316

U.S. GAAP Combined Ratios (1)
Excess and Surplus Lines	81%	81%
Specialty Admitted	96%	94%
London Insurance Market	95%	123%
Other	NM (2)	NM (2)
Markel Corporation (Consolidated)	87%	94%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful. Further discussion of Other underwriting profit follows.

Our combined ratio was 87% for the first quarter of 2007 compared to 94% for the same period last year. The improvement in the combined ratio was primarily due to lower underwriting losses related to the 2005 Hurricanes. The combined ratio for the quarter ended March 31, 2006 included $48.0 million, or 9 points, of underwriting losses on the 2005 Hurricanes. This development was primarily concentrated in our contract property and delegated authority books of business in the Excess and Surplus Lines and London Insurance Market segments.

The combined ratio for the Excess and Surplus Lines segment was 81% for the first quarter of both 2007 and 2006. In the first quarter of 2007, a lower loss ratio was offset by a higher expense ratio as compared to the first quarter of 2006. The lower loss ratio in 2007 was primarily due to more favorable development on prior years’ loss reserves due in part to less adverse loss reserve development on the 2005 Hurricanes. The higher expense ratio in 2007 was primary the result of lower earned premium volume and higher personnel costs as compared to the same period of 2006.

The combined ratio for the Specialty Admitted segment was 96% for the quarter ended March 31, 2007 compared to 94% for the same period of 2006. The increase in the 2007 combined ratio was primarily due to lower favorable development on prior years’ loss reserves compared to the first quarter of 2006.

The combined ratio for the London Insurance Market segment was 95% for the quarter ended March 31, 2007 compared to 123% (including 25 points due to increased losses on the 2005 Hurricanes) for the same period of 2006. The three months ended March 31, 2006 included $35.1 million of adverse loss reserve development on the 2005 Hurricanes. The improvement in the combined ratio in the first quarter of 2007 was also due in part to the positive effect of rate increases on certain catastrophe-exposed classes of business over the past year.

The Other segment produced an underwriting profit of $2.6 million for the quarter ended March 31, 2007 compared to an underwriting loss of $2.2 million for the same period of 2006. Underwriting profit for the first quarter of 2007 included a $5.3 million reduction to the indemnification obligation that was established when we sold Corifrance, a wholly-owned reinsurance subsidiary, in 2005.

Premiums and Net Retentions

The following table summarizes gross premium volume and net written premiums by underwriting segment.

Gross Premium Volume			Net Written Premiums
Three Months Ended March 31,			Three Months Ended March 31,
2007	2006	(dollars in thousands)	2007	2006
$342,662	$380,065	Excess and Surplus Lines	$291,801	$318,783
72,090	72,833	Specialty Admitted	68,092	67,267
213,457	204,501	London Insurance Market	184,450	180,735
1,094	132	Other	1,182	37

$629,303	$657,531	Total	$545,525	$566,822

Gross premium volume for the first quarter of 2007 decreased 4% compared to the same period of 2006. The decrease in 2007 premium writings was primarily the result of increased competition across many of our product lines.

We expect that competition in the property and casualty insurance industry will remain strong throughout 2007. With the exception of rate increases on certain catastrophe-exposed business, rates are generally lower compared to the prior year. Lines of business where rates have declined include our casualty, professional liability and non-catastrophe-exposed property programs. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. As a result, gross premium volume may vary. During 2007, we will continue to focus on superior customer service, new product development, geographic expansion and increased marketing efforts.

Net retention of gross premium volume for the first quarter of 2007 was 87% compared to 86% for the same period of 2006. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business.

The following table summarizes earned premiums by underwriting segment.

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Excess and Surplus Lines	$292,559	$306,388
Specialty Admitted	77,877	75,299
London Insurance Market	159,792	140,484
Other	1,182	37

Total	$531,410	$522,208

Earned premiums for the three months ended March 31, 2007 increased 2% compared to the same period of 2006. This increase was primarily due to higher gross premium volume in the London Insurance Market segment as a result of significant rate increases on catastrophe-exposed classes of business and higher net retentions over the past year compared to the same period a year ago.

Investing Results

Net investment income for the three months ended March 31, 2007 was $77.4 million compared to $66.7 million for the same period of 2006. The increase for the first quarter of 2007 was due to higher investment yields on a larger investment portfolio compared to the first quarter of 2006.

Net realized investment gains for the three months ended March 31, 2007 were $10.1 million compared to $30.7 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

At March 31, 2007, we held securities with gross unrealized losses of $55.4 million, or less than 1% of invested assets. All securities with gross unrealized losses were reviewed, and management determined that one equity security was other-than-temporarily impaired. As a result, we recognized a loss of $3.5 million during the three months ended March 31, 2007. Management believes there were no other securities with indications of other-than-temporary impairment at March 31, 2007.

Other Expenses

The estimated annual effective tax rate was 31% for the three months ended March 31, 2007 and March 31, 2006. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). We adopted the provisions of FIN 48 on January 1, 2007. As a result of adopting FIN 48, retained earnings increased $20.1 million; goodwill decreased $9.4 million, primarily related to our acquisition of Markel International; and common stock increased $2.8 million related to closed stock option plans and other capital transactions. In addition, the valuation allowance established upon the acquisition of Markel International and a corresponding deferred tax asset were both decreased by $37.5 million.

At the time we adopted FIN 48, we had unrecognized tax benefits of $45.8 million. If recognized, $6.8 million of these tax benefits would decrease the annual effective tax rate, $37.5 million would decrease goodwill and

$1.5 million would decrease deferred tax assets in the year those benefits are realized. There were no significant changes in unrecognized tax benefits during the quarter ended March 31, 2007, and we do not currently anticipate any significant changes in unrecognized tax benefits during 2007.

Comprehensive Income

Comprehensive income was $76.7 million for the three months ended March 31, 2007 compared to $45.1 million for the same period of 2006. Comprehensive income for the first quarter of 2007 included net income of $98.7 million partially offset by net unrealized losses on securities of $22.6 million. Comprehensive income for the first quarter of 2006 included net income of $76.6 million partially offset by net unrealized losses on securities of $33.1 million.

Financial Condition

Invested assets were $7.4 billion at March 31, 2007 compared to $7.5 billion at December 31, 2006. Net unrealized holding gains on fixed maturities and equity securities, net of taxes, were $439.9 million at March 31, 2007 compared to $462.5 million at December 31, 2006. Equity securities and investments in affiliates were $1.8 billion, or 25% of invested assets, at March 31, 2007 compared to $1.8 billion, or 24% of invested assets, at December 31, 2006.

Net cash provided by operating activities was $65.2 million for the three months ended March 31, 2007 compared to net cash used by operating activities of $5.2 million for the same period of 2006. The increase was primarily due to lower claim payments related to the 2005 Hurricanes, offset in part by higher profit sharing payments to associates, for the first quarter of 2007 compared to the first quarter of 2006.

Net cash used by financing activities was $135.2 million for the three months ended March 31, 2007 compared to $51.0 million for the same period of 2006. In both periods, cash was used to repurchase shares of our common stock. During the three months ended March 31, 2006, we retired a portion of both our senior long-term debt and our Junior Subordinated Deferrable Interest Debentures. On January 2, 2007, we redeemed the remaining outstanding Junior Subordinated Deferrable Interest Debentures for $111.0 million.

We have access to various capital sources, including dividends from our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs, which include funding the repayment of $73.0 million principal amount at maturity of 7.20% unsecured senior notes that mature in August 2007.

Shareholders’ equity was $2.4 billion at March 31, 2007 compared to $2.3 billion at December 31, 2006. Book value per share increased to $238.62 at March 31, 2007 from $229.78 at December 31, 2006 primarily due to $76.7 million of comprehensive income.

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

Our market risks at March 31, 2007 have not materially changed from those identified at December 31, 2006.

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

There were no changes in our internal control over financial reporting during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under “Risk Factors” and “Safe Harbor and Cautionary Statement” in our 2006 Annual Report on Form 10-K or are included in the items listed below:

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

In April 2006, we received notice of a lawsuit filed in the United States District Court for the Northern District of Georgia by New Cingular Wireless Headquarters, LLC and several other corporate insureds against Marsh & McLennan Companies, Inc., Aon Corporation and approximately 100 insurers, including our subsidiary, Essex Insurance Company, and our syndicate at Lloyd’s, Markel Syndicate 3000. The case was transferred to the United States District Court in New Jersey for coordinated pre-trial proceedings in the consolidated case pending there known as In re: Insurance Brokerage Antitrust Litigation. The lawsuit seeks unspecified monetary damages and alleges that brokers and insurers colluded and engaged in prohibited conduct via market service agreements and other means that resulted in inflated premiums and reduced coverage. On February 19, 2007, Essex Insurance Company and Markel Syndicate 3000 settled these claims against them. The settlement did not have a material impact on our financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April 2007, we issued an aggregate of 11,790 unregistered common shares to Black/White Group and Euclid G. H. Black as part of the consideration payable by us under agreements providing for our acquisition of Black/White & Associates Insurance Brokers, a California corporation, and related assets. The common shares were issued under the exemption from registration under Section 4(2) of the Securities Act of 1933.

The following table summarizes our common stock repurchases for the quarter ended March 31, 2007.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2007 through January 31, 2007	—	—	—	$147,853
February 1, 2007 through February 28, 2007	39,600	$493.52	39,600	$128,310
March 1, 2007 through March 31, 2007	9,900	$471.11	9,900	$123,646

Total	49,500	$489.04	49,500	$123,646

[1]

The Board of Directors approved the repurchase of up to $200 million of our common stock pursuant to a share repurchase program publicly announced on August 22, 2005 (the Program). Under the Program, we may repurchase outstanding shares of our common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time.

Item 6.	Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May, 2007.

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2007 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Form of Restricted Stock Unit Award Agreement for Lemuel E. Lewis (10.1)e

10.2	Form of Restricted Stock Unit Award Agreement for Executive Officers (10.2)e

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated August 5, 2003.
c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
e.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K dated as of February 22, 2007.
*	Filed with this report.