Form 10-Q
period 2007-06-30
MARKEL CORP
filed 2007-07-31
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at July 27, 2007: 9,956,654

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,155,739 in 2007 and $4,996,386 in 2006)	$5,070,041	$5,000,969
Equity securities (cost of $1,135,118 in 2007 and $1,059,345 in 2006)	1,816,027	1,766,273
Short-term investments (estimated fair value approximates cost)	277,449	139,499
Investments in affiliates	76,483	73,439

Total Investments	7,240,000	6,980,180

Cash and cash equivalents	403,415	555,115
Receivables	363,777	322,982
Reinsurance recoverable on unpaid losses	1,144,956	1,257,453
Reinsurance recoverable on paid losses	97,513	105,003
Deferred policy acquisition costs	223,111	218,392
Prepaid reinsurance premiums	119,678	117,889
Goodwill and intangible assets	346,458	339,717
Other assets	258,274	191,400

Total Assets	$10,197,182	$10,088,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,579,728	$5,583,879
Unearned premiums	1,051,593	1,007,801
Payables to insurance companies	58,685	58,880
Senior long-term debt (estimated fair value of $782,000 in 2007 and $801,000 in 2006)	752,987	751,978
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $111,000 in 2006)	—	106,379
Other liabilities	304,789	282,821

Total Liabilities	7,747,782	7,791,738

Shareholders’ equity:
Common stock	864,774	854,561
Retained earnings	1,231,475	1,015,679
Accumulated other comprehensive income:
Net unrealized holding gains on fixed maturities and equity securities, net of taxes of $208,324 in 2007 and $249,029 in 2006	387,200	462,482
Cumulative translation adjustments, net of tax benefit of $5,199 in 2007 and $6,094 in 2006	(9,655)	(11,316)
Net actuarial pension loss, net of tax benefit of $13,135 in 2007 and $13,469 in 2006	(24,394)	(25,013)

Total Shareholders’ Equity	2,449,400	2,296,393

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$10,197,182	$10,088,131

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$531,165	$541,462	$1,062,575	$1,063,670
Net investment income	77,167	65,595	154,549	132,319
Net realized investment gains	51,581	7,731	61,730	38,429

Total Operating Revenues	659,913	614,788	1,278,854	1,234,418

OPERATING EXPENSES
Losses and loss adjustment expenses	279,087	281,808	553,822	597,443
Underwriting, acquisition and insurance expenses	192,466	185,258	379,068	362,515
Amortization of intangible assets	598	—	598	—

Total Operating Expenses	472,151	467,066	933,488	959,958

Operating Income	187,762	147,722	345,366	274,460
Interest expense	14,335	15,635	29,784	31,373

Income Before Income Taxes	173,427	132,087	315,582	243,087
Income tax expense	52,226	41,655	95,707	76,065

Net Income	$121,201	$90,432	$219,875	$167,022

OTHER COMPREHENSIVE LOSS
Net unrealized losses on securities, net of taxes:
Net holding losses arising during the period	$(19,171)	$(52,144)	$(32,146)	$(65,171)
Less reclassification adjustments for net gains included in net income	(33,528)	(5,616)	(43,136)	(25,735)

Net unrealized losses	(52,699)	(57,760)	(75,282)	(90,906)
Currency translation adjustments, net of taxes	1,374	(896)	1,661	754
Amortization of net actuarial pension loss, net of taxes	316	—	619	—

Total Other Comprehensive Loss	(51,009)	(58,656)	(73,002)	(90,152)

Comprehensive Income	$70,192	$31,776	$146,873	$76,870

NET INCOME PER SHARE
Basic	$12.17	$9.36	$22.06	$17.23
Diluted	$12.15	$9.11	$22.02	$16.77

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$854,561	$743,503
Issuance of common stock	5,626	946
Cumulative effect of adoption of FASB Interpretation No. 48	2,831	—
Restricted stock units expensed	1,756	729

Balance at end of period	$864,774	$745,178

RETAINED EARNINGS
Balance at beginning of period	$1,015,679	$669,057
Net income	219,875	167,022
Repurchase of common stock	(24,210)	(45,879)
Cumulative effect of adoption of FASB Interpretation No. 48	20,131	—

Balance at end of period	$1,231,475	$790,200

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized holding gains on securities, net of taxes:
Balance at beginning of period	$462,482	$302,509
Net unrealized losses on securities, net of taxes	(75,282)	(90,906)

Balance at end of period	387,200	211,603

Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(11,316)	(9,636)
Currency translation adjustments, net of taxes	1,661	754

Balance at end of period	(9,655)	(8,882)

Net actuarial pension loss, net of taxes:
Balance at beginning of period	(25,013)	—
Amortization of net actuarial pension loss, net of taxes	619	—

Balance at end of period	(24,394)	—

Balance at end of period	$353,151	$202,721

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,449,400	$1,738,099

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$219,875	$167,022
Adjustments to reconcile net income to net cash provided by operating activities	17,264	485

Net Cash Provided By Operating Activities	237,139	167,507

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	591,086	614,626
Proceeds from maturities, calls and prepayments of fixed maturities	76,267	77,490
Cost of fixed maturities and equity securities purchased	(766,310)	(807,866)
Net change in short-term investments	(137,950)	80,934
Cost of investments in affiliates	—	(55,000)
Acquisitions, net of cash acquired	(8,103)	—
Other	(8,607)	(7,423)

Net Cash Used By Investing Activities	(253,617)	(97,239)

FINANCING ACTIVITIES
Retirement of senior long-term debt	—	(2,512)
Retirement of Junior Subordinated Deferrable Interest Debentures	(111,012)	(22,027)
Repurchases of common stock	(24,210)	(45,879)

Net Cash Used By Financing Activities	(135,222)	(70,418)

Decrease in cash and cash equivalents	(151,700)	(150)
Cash and cash equivalents at beginning of period	555,115	333,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$403,415	$333,607

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of June 30, 2007, the related consolidated statements of income and comprehensive income for the quarters and six months ended June 30, 2007 and 2006, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited annual consolidated financial statements.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

(amounts in thousands, except per share amounts)	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income as reported	$121,201	$90,432	$219,875	$167,022
Interest expense, net of tax, on convertible notes payable	—	678	—	1,356

Adjusted net income	$121,201	$91,110	$219,875	$168,378

Basic common shares outstanding	9,956	9,662	9,965	9,696
Dilutive effect of convertible notes payable	—	332	—	332
Other dilutive potential common shares	18	12	18	12

Diluted shares outstanding	9,974	10,006	9,983	10,040

Basic net income per share	$12.17	$9.36	$22.06	$17.23

Diluted net income per share	$12.15	$9.11	$22.02	$16.77

Prior to the conversion of the Company’s convertible notes payable in December 2006, diluted net income per share reflected the application of the if-converted method as defined in Statement of Financial Accounting Standards (Statement) No. 128, Earnings Per Share.

3. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

(dollars in thousands)	Quarter Ended June 30,
	2007		2006
	Written	Earned	Written	Earned
Direct	$570,857	$559,419	$634,101	$589,931
Assumed	56,774	42,743	44,630	47,239
Ceded	(73,020)	(70,997)	(95,954)	(95,708)

Net premiums	$554,611	$531,165	$582,777	$541,462

(dollars in thousands)	Six Months Ended June 30,
	2007		2006
	Written	Earned	Written	Earned
Direct	$1,129,274	$1,132,095	$1,224,739	$1,165,280
Assumed	127,660	86,106	111,523	85,425
Ceded	(156,798)	(155,626)	(186,663)	(187,035)

Net premiums	$1,100,136	$1,062,575	$1,149,599	$1,063,670

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $29.9 million and $25.4 million, respectively, for the quarters ended June 30, 2007 and 2006 and $62.4 million and $49.2 million, respectively, for the six months ended June 30, 2007 and 2006.

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

At the time it adopted FIN 48, the Company had unrecognized tax benefits of $45.8 million. If recognized, $6.8 million of these tax benefits would decrease the annual effective tax rate, $37.5 million would decrease goodwill and $1.5 million would decrease deferred tax assets in the year those benefits are realized. There were no significant changes in unrecognized tax benefits during the six months ended June 30, 2007, and the Company does not currently anticipate any significant changes in unrecognized tax benefits during 2007.

The Company classifies all interest and penalties associated with uncertain tax positions as income tax expense. Upon adoption of FIN 48, the Company recorded a liability of $3.3 million related to interest and penalties in other liabilities.

6. Other Comprehensive Loss

Other comprehensive loss includes net holding losses on securities arising during the period less reclassification adjustments for net gains included in net income. Other comprehensive loss also includes foreign currency translation adjustments and, in 2007, the amortization of net actuarial pension loss. The related tax benefit on net holding losses on securities arising during the period was $10.2 million and $17.5 million, respectively, for the quarter and six months ended June 30, 2007 and $28.1 million and $35.1 million, respectively, for the same periods in 2006. The related tax expense on the reclassification adjustments for net gains included in net income was $18.1 million and $23.2 million, respectively, for the quarter and six months ended June 30, 2007 and $3.0 million and $13.9 million, respectively, for the same periods in 2006. The related tax expense (benefit) on foreign currency translation adjustments was $0.7 million and $0.9 million, respectively, for the quarter and six months ended June 30, 2007 and $(0.5) million and $0.4 million, respectively, for the same periods in 2006. The related tax expense on the amortization of net actuarial pension loss was $0.2 million and $0.3 million, respectively, for the quarter and six months ended June 30, 2007.

7. Acquisitions

On April 2, 2007, the Company acquired a wholesale insurance broker that markets and underwrites social services insurance programs for a combination of cash and common stock. In connection with this acquisition, the Company recognized goodwill of $1.9 million and intangible assets of $8.8 million. The intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three years to four years. Results attributable to this acquisition are included in the Specialty Admitted segment.

On June 15, 2007, the Company acquired a managing general agent that markets and underwrites errors and omissions insurance products. In connection with this acquisition, the Company recognized intangible assets of $6.0 million, which are amortized on a straight-line basis over their estimated useful lives of 4.5 years. Results attributable to this acquisition are included in the Excess and Surplus Lines segment.

Amortization expense for intangible assets was $0.6 million for the quarter and six months ended June 30, 2007.

8. Contingencies

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

	Quarter Ended June 30, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$339,684	$100,652	$186,873	$—	$422	$627,631
Net written premiums	292,627	92,394	169,378	—	212	554,611

Earned premiums	$290,835	$79,643	$160,475	$—	$212	$531,165
Losses and loss adjustment expenses:
Current year	174,169	48,049	100,656	—	—	322,874
Prior years	(33,978)	(4,901)	(5,954)	—	1,046	(43,787)
Underwriting, acquisition and insurance expenses	104,794	28,984	58,632	—	56	192,466

Underwriting profit (loss)	45,850	7,511	7,141	—	(890)	59,612

Net investment income	—	—	—	77,167	—	77,167
Net realized investment gains	—	—	—	51,581	—	51,581

Segment profit (loss)	$45,850	$7,511	$7,141	$128,748	$(890)	$188,360

Amortization of intangible assets						598
Interest expense						14,335

Income before income taxes						$173,427

U.S. GAAP combined ratio(1)	84%	91%	96%	—	NM (2)	89%

	Quarter Ended June 30, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$376,827	$100,316	$201,332	$—	$256	$678,731
Net written premiums	314,133	95,231	173,563	—	(150)	582,777

Earned premiums	$311,217	$78,930	$151,465	$—	$(150)	$541,462
Losses and loss adjustment expenses:
Current year	181,636	49,904	94,752	—	—	326,292
Prior years	(41,234)	(1,876)	(4,179)	—	2,805	(44,484)
Underwriting, acquisition and insurance expenses	104,810	24,606	54,908	—	934	185,258

Underwriting profit (loss)	66,005	6,296	5,984	—	(3,889)	74,396

Net investment income	—	—	—	65,595	—	65,595
Net realized investment gains	—	—	—	7,731	—	7,731

Segment profit (loss)	$66,005	$6,296	$5,984	$73,326	$(3,889)	$147,722

Interest expense						15,635

Income before income taxes						$132,087

U.S. GAAP combined ratio(1)	79%	92%	96%	—	NM (2)	86%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other		Consolidated
Gross premium volume	$682,346	$172,742	$400,330	$—	$1,516		$1,256,934
Net written premiums	584,428	160,486	353,828	—	1,394		1,100,136

Earned premiums	$583,394	$157,520	$320,267	$—	$1,394		$1,062,575
Losses and loss adjustment expenses:
Current year	342,595	95,892	199,221	—	—		637,708
Prior years	(67,888)	(7,087)	(12,554)	—	3,643		(83,886)
Underwriting, acquisition and insurance expenses	207,278	57,859	117,861	—	(3,930)		379,068

Underwriting profit	101,409	10,856	15,739	—	1,681		129,685

Net investment income	—	—	—	154,549	—		154,549
Net realized investment gains	—	—	—	61,730	—		61,730

Segment profit	$101,409	$10,856	$15,739	$216,279	$1,681		$345,964

Amortization of intangible assets							598
Interest expense							29,784

Income before income taxes							$315,582

U.S. GAAP combined ratio(1)	83%	93%	95%	—	NM	(2)	88%

	Six Months Ended June 30, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$756,892	$173,149	$405,833	$—	$388	$1,336,262
Net written premiums	632,916	162,498	354,298	—	(113)	1,149,599

Earned premiums	$617,605	$154,229	$291,949	$—	$(113)	$1,063,670
Losses and loss adjustment expenses:
Current year	360,922	95,731	185,247	—	—	641,900
Prior years	(69,930)	(5,191)	26,089	—	4,575	(44,457)
Underwriting, acquisition and insurance expenses	201,868	52,995	106,301	—	1,351	362,515

Underwriting profit (loss)	124,745	10,694	(25,688)	—	(6,039)	103,712

Net investment income	—	—	—	132,319	—	132,319
Net realized investment gains	—	—	—	38,429	—	38,429

Segment profit (loss)	$124,745	$10,694	$(25,688)	$170,748	$(6,039)	$274,460

Interest expense						31,373

Income before income taxes						$243,087

U.S. GAAP combined ratio(1)	80%	93%	109%	—	NM (2)	90%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	June 30, 2007	December 31, 2006
Segment Assets:
Investing	$7,643,415	$7,535,295
Other	2,553,767	2,552,836

Total Assets	$10,197,182	$10,088,131

10. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $2.9 million and $5.8 million, respectively, for the quarter and six months ended June 30, 2007 and $2.6 million and $5.2 million, respectively, for the same periods in 2006.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Service cost	$538	$460	$1,070	$985
Interest cost	1,368	1,098	2,722	2,148
Expected return on plan assets	(1,798)	(1,555)	(3,577)	(3,043)
Amortization of net actuarial pension loss	485	457	952	895

Net periodic benefit cost	$593	$460	$1,167	$985

The Company contributed $2.4 million to the Terra Nova Pension Plan during the six months ended June 30, 2007. The Company expects plan contributions to total $3.0 million in 2007.

11.	Recent Accounting Pronouncements

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

The Company adopted the recognition and disclosure provisions of Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. Upon the adoption of Statement No. 158, the Company recorded a net actuarial pension loss, net of taxes, of $25.0 million as a component of other comprehensive income for the year ended December 31, 2006. The Company has since determined that the net actuarial pension loss recognized upon adoption should have been presented as a direct change to accumulated other comprehensive income at December 31, 2006 and not as a component of other comprehensive income for the year ended December 31, 2006. The Company plans to modify the presentation in its 2007 Annual Report on Form 10-K.

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

Results of Operations

The following table compares the components of net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Underwriting profit	$59,612	$74,396	$129,685	$103,712
Net investment income	77,167	65,595	154,549	132,319
Net realized investment gains	51,581	7,731	61,730	38,429
Amortization of intangible assets	(598)	—	(598)	—
Interest expense	(14,335)	(15,635)	(29,784)	(31,373)
Income tax expense	(52,226)	(41,655)	(95,707)	(76,065)

Net income	$121,201	$90,432	$219,875	$167,022

Net income for the quarter and six months ended June 30, 2007 increased 34% and 32%, respectively, compared to the same periods of 2006. The increase in net income for the quarter ended June 30, 2007 was primarily due to higher net realized investment gains and higher net investment income, partially offset by lower underwriting profits as compared to the same period of 2006. For the six months ended June 30, 2007, the increase in net income was due to improved underwriting and investing results, partially offset by higher income tax expense as compared to the same period of 2006. The components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Gross premium volume	$627,631	$678,731	$1,256,934	$1,336,262
Net written premiums	$554,611	$582,777	$1,100,136	$1,149,599
Net retention	88%	86%	88%	86%
Earned premiums	$531,165	$541,462	$1,062,575	$1,063,670
Losses and loss adjustment expenses	$279,087	$281,808	$553,822	$597,443
Underwriting, acquisition and insurance expenses	$192,466	$185,258	$379,068	$362,515
Underwriting profit	$59,612	$74,396	$129,685	$103,712

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	84%	79%	83%	80%
Specialty Admitted	91%	92%	93%	93%
London Insurance Market	96%	96%	95%	109%
Other	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	89%	86%	88%	90%

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

Our combined ratio was 89% and 88%, respectively, for the quarter and six months ended June 30, 2007 compared to 86% and 90%, respectively, for the same periods in 2006. The combined ratio for the second quarter of 2007 increased primarily due to lower underwriting profits within the Excess and Surplus Lines segment as compared to the second quarter of 2006. For the six months ended June 30, 2007, the improvement in the combined ratio compared to 2006 was primarily due to lower underwriting losses related to Hurricanes Katrina, Rita and Wilma (2005 Hurricanes), offset in part by lower underwriting profits within the Excess and Surplus Lines segment. The combined ratio for the six months ended June 30, 2006 included $50.4 million, or 5 points, of underwriting losses on the 2005 Hurricanes.

The combined ratio for the Excess and Surplus Lines segment was 84% and 83%, respectively, for the quarter and six months ended June 30, 2007 compared to 79% and 80%, respectively, for the same periods in 2006. For both periods of 2007, the increase in the combined ratio was primarily due to a higher expense ratio and lower favorable development of prior years’ loss reserves than in 2006. The higher expense ratio in both periods of 2007 was due in part to lower earned premium volume and higher personnel costs as compared to the same periods of 2006. The Excess and Surplus Lines segment’s combined ratio for the quarter and six months ended June 30, 2007 included $34.0 million and $67.9 million, respectively, of favorable development of prior years’ loss reserves compared to $41.2 million and $69.9 million, respectively, for the same periods in 2006. The six months ended June 30, 2006 included unfavorable loss reserve development of $12.0 million on the 2005 Hurricanes.

The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2007 and 2006 were primarily on our professional liability programs at the Shand Professional/Products Liability unit. In both periods of 2007, these prior year loss reserve redundancies have decreased from the same periods of 2006 due to the softening of the insurance market, which has resulted in a deterioration in pricing and a reduction in our premium volume at this unit. The loss reserve redundancies experienced in the quarter and six months ended June 30, 2007 were partially offset by adverse loss reserve development at the Markel Re unit. This adverse development, which impacted the 2006 accident year and resulted from higher than expected average claim frequency and severity, was primarily on two general liability programs within the Specialized Markel Alternative Risk Transfer (SMART) division. Both of these programs were cancelled in the first quarter of 2007.

The combined ratio for the Specialty Admitted segment was 91% and 93%, respectively, for the quarter and six months ended June 30, 2007 compared to 92% and 93%, respectively, for the same periods in 2006. The improvement in the combined ratio for the second quarter of 2007 was the result of a lower loss ratio, due in part to more favorable development on prior years’ loss reserves, offset in part by a higher expense ratio as compared to the second quarter of 2006. The higher expense ratio was due in part to start up costs associated with our newest underwriting unit, Markel Global Marine and Energy, which began writing business in the third quarter of 2006.

The London Insurance Market segment’s combined ratio was 96% and 95%, respectively, for the quarter and six months ended June 30, 2007 compared to 96% and 109%, respectively, for the same periods in 2006. The six months ended June 30, 2006 included $41.7 million of adverse loss reserve development on the 2005 Hurricanes.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by underwriting segment.

Gross Premium Volume

Quarter Ended June 30,			Six Months Ended June 30,
2007	2006	(dollars in thousands)	2007	2006
$339,684	$376,827	Excess and Surplus Lines	$682,346	$756,892
100,652	100,316	Specialty Admitted	172,742	173,149
186,873	201,332	London Insurance Market	400,330	405,833
422	256	Other	1,516	388

$627,631	$678,731	Total	$1,256,934	$1,336,262

Gross premium volume for the quarter and six months ended June 30, 2007 decreased 8% and 6%, respectively, compared to the same periods in 2006. The decrease in both periods of 2007 was primarily the result of increased competition across many of our product lines and the decision to exit certain programs underwritten by Markel Re’s SMART division that were not meeting our underwriting profit targets.

We expect that competition in the property and casualty insurance industry will remain strong throughout the remainder of 2007. With the exception of rate increases on certain catastrophe-exposed business, rates are generally lower compared to the prior year. Lines of business where rates have declined include our casualty, professional liability and non-catastrophe-exposed property programs. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. As a result, gross premium volume may vary. We continue to focus on superior customer service, new product development, geographic expansion and increased marketing efforts to address softening insurance market conditions.

Net Written Premiums

Quarter Ended June 30,			Six Months Ended June 30,
2007	2006	(dollars in thousands)	2007	2006
$292,627	$314,133	Excess and Surplus Lines	$584,428	$632,916
92,394	95,231	Specialty Admitted	160,486	162,498
169,378	173,563	London Insurance Market	353,828	354,298
212	(150)	Other	1,394	(113)

$554,611	$582,777	Total	$1,100,136	$1,149,599

Net retention of gross premium volume was 88% for both the quarter and six months ended June 30, 2007 compared to 86% for both periods of 2006. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business.

Earned Premiums

Quarter Ended June 30,			Six Months Ended June 30,
2007	2006	(dollars in thousands)	2007	2006
$290,835	$311,217	Excess and Surplus Lines	$583,394	$617,605
79,643	78,930	Specialty Admitted	157,520	154,229
160,475	151,465	London Insurance Market	320,267	291,949
212	(150)	Other	1,394	(113)

$531,165	$541,462	Total	$1,062,575	$1,063,670

Earned premiums for the quarter and six months ended June 30, 2007 decreased 2% and were flat, respectively, compared to the same periods in 2006. In both periods of 2007, lower earned premiums in the Excess and Surplus Lines segment were partially offset by higher earned premiums in the London Insurance Market segment. The decrease in earned premiums for the Excess and Surplus Lines segment for the quarter and six months ended June 30, 2007 was due to lower gross premium volume compared to the same periods a year ago. The increase in earned premiums for the London Insurance Market segment for the quarter and six months ended June 30, 2007 was due to higher gross premium volume as a result of rate increases on catastrophe-exposed classes of business and higher net retentions over the past year compared to the same period a year ago.

Investing Results

Net investment income for the second quarter of 2007 was $77.2 million compared to $65.6 million for the second quarter of 2006. Net investment income for the six months ended June 30, 2007 was $154.5 million compared to $132.3 million for the same period of 2006. The increase in both periods of 2007 was primarily due to a larger investment portfolio compared to the same periods of 2006.

Net realized investment gains for the second quarter of 2007 were $51.6 million compared to net realized investment gains of $7.7 million for the second quarter of 2006. For the six months ended June 30, 2007, net realized investment gains were $61.7 million compared to $38.4 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

At June 30, 2007, we held securities with gross unrealized losses of $106.5 million, or 1% of invested assets. All securities with gross unrealized losses were reviewed, and management believes there were no indications of other-than-temporary impairment at June 30, 2007.

Other Expenses

The estimated annual effective tax rate was 30% for the six months ended June 30, 2007 compared to 31% for the same period in 2006. The estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

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

At the time we adopted FIN 48, we had unrecognized tax benefits of $45.8 million. If recognized, $6.8 million of these tax benefits would decrease the annual effective tax rate, $37.5 million would decrease goodwill and $1.5 million would decrease deferred tax assets in the year those benefits are realized. There were no significant changes in unrecognized tax benefits during the six months ended June 30, 2007, and we do not currently anticipate any significant changes in unrecognized tax benefits during 2007.

Comprehensive Income

Comprehensive income was $70.2 million for the second quarter of 2007 compared to $31.8 million for the same period of 2006. For the six months ended June 30, 2007, comprehensive income was $146.9 million compared to $76.9 million for the same period in 2006. Comprehensive income for the second quarter of 2007 included net income of $121.2 million, which was partially offset by net unrealized losses on securities, net of taxes, of $52.7 million. Comprehensive income for the six months ended June 30, 2007 included net income of $219.9 million, which was partially offset by net unrealized losses on securities, net of taxes, of $75.3 million.

Financial Condition

Invested assets were $7.6 billion at June 30, 2007 compared to $7.5 billion at December 31, 2006. Net unrealized holding gains on fixed maturities and equity securities, net of taxes, were $387.2 million at June 30, 2007 compared to $462.5 million at December 31, 2006. Equity securities and investments in affiliates were $1.9 billion, or 25% of invested assets, at June 30, 2007 compared to $1.8 billion, or 24% of invested assets, at December 31, 2006.

Net cash provided by operating activities was $237.1 million for the six months ended June 30, 2007 compared to $167.5 million for the same period in 2006. The increase was primarily the result of higher operating cash flows at Markel International, due in part to lower claim payments related to the 2005 Hurricanes, for the six months ended June 30, 2007 compared to the same period of 2006.

For the six months ended June 30, 2007, net cash used by financing activities was $135.2 million compared to $70.4 million for the same period of 2006. In both periods, cash was used to repurchase shares of our common stock. During the six months ended June 30, 2006, we retired a portion of both our senior long-term debt and our Junior Subordinated Deferrable Interest Debentures. On January 2, 2007, we redeemed the remaining outstanding Junior Subordinated Deferrable Interest Debentures for $111.0 million.

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

Shareholders’ equity was $2.4 billion at June 30, 2007 compared to $2.3 billion at December 31, 2006. Book value per share increased to $246.00 at June 30, 2007 from $229.78 at December 31, 2006 primarily due to $146.9 million of comprehensive income.

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

Our market risks at June 30, 2007 have not materially changed from those identified at December 31, 2006.

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

There were no changes in our internal control over financial reporting during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

loss estimates related to the 2005 Hurricanes are based on currently available information related to covered exposures and assumptions about how coverage applies. As actual losses are reported, claims are adjusted, coverage issues are resolved and specific reinsurers are associated with losses, losses for the 2005 Hurricanes may change significantly;

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

Our Annual Meeting was held on May 14, 2007, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year, ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007 and approved the Company’s amended Employee Stock Purchase and Bonus Plan (the “Stock Purchase Plan”). The results of the meeting were as follows:

Election of Directors	For	Withheld Authority
Alan I. Kirshner	9,034,220	246,339
Anthony F. Markel	8,977,241	303,318
Steven A. Markel	8,973,439	307,120
J. Alfred Broaddus, Jr.	9,098,449	182,110
Douglas C. Eby	8,844,678	435,881
Leslie A. Grandis	7,159,188	2,121,371
Stewart M. Kasen	8,659,138	621,421
Lemuel E. Lewis	8,996,628	283,931
Jay M. Weinberg	8,558,516	722,043

Ratification of Selection of Independent Registered Public Accounting Firm:

For	Against	Abstentions	Broker Non-Votes
9,254,803	20,979	4,777	—

Approval of the Stock Purchase Plan:

For	Against	Abstentions	Broker Non-Votes
7,475,111	445,081	68,939	1,291,428

Item 6.	Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July, 2007.

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2007 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

10.1	Employee Stock Purchase and Bonus Plan*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-107661, dated August 5, 2003.
c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
*	Filed with this report.