Form 10-Q
period 2007-09-30
MARKEL CORP
filed 2007-10-31
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at October 29, 2007: 9,956,743

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,371,115 in 2007 and $4,996,386 in 2006)	$5,337,556	$5,000,969
Equity securities (cost of $1,205,038 in 2007 and $1,059,345 in 2006)	1,858,539	1,766,273
Short-term investments (estimated fair value approximates cost)	75,492	139,499
Investments in affiliates	77,352	73,439

Total Investments	7,348,939	6,980,180

Cash and cash equivalents	383,626	555,115
Receivables	348,844	322,982
Reinsurance recoverable on unpaid losses	1,117,228	1,257,453
Reinsurance recoverable on paid losses	89,325	105,003
Deferred policy acquisition costs	219,432	218,392
Prepaid reinsurance premiums	132,841	117,889
Goodwill and intangible assets	345,861	339,717
Other assets	243,512	191,400

Total Assets	$10,229,608	$10,088,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,611,043	$5,583,879
Unearned premiums	1,046,023	1,007,801
Payables to insurance companies	68,102	58,880
Senior long-term debt (estimated fair value of $709,000 in 2007 and $801,000 in 2006)	680,353	751,978
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $111,000 in 2006)	—	106,379
Other liabilities	262,079	282,821

Total Liabilities	7,667,600	7,791,738

Shareholders’ equity:
Common stock	865,834	854,561
Retained earnings	1,323,828	1,015,679
Accumulated other comprehensive income:
Net unrealized holding gains on investments, net of taxes of $216,980 in 2007 and $249,029 in 2006	403,366	462,482
Cumulative translation adjustments, net of tax benefit of $3,740 in 2007 and $6,094 in 2006	(6,947)	(11,316)
Net actuarial pension loss, net of tax benefit of $12,962 in 2007 and $13,469 in 2006	(24,073)	(25,013)

Total Shareholders’ Equity	2,562,008	2,296,393

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$10,229,608	$10,088,131

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$535,517	$561,961	$1,598,092	$1,625,631
Net investment income	80,938	71,032	235,487	203,351
Net realized investment gains	3,000	1,421	64,730	39,850

Total Operating Revenues	619,455	634,414	1,898,309	1,868,832

OPERATING EXPENSES
Losses and loss adjustment expenses	285,286	284,535	839,108	881,978
Underwriting, acquisition and insurance expenses	182,026	188,818	561,094	551,333
Amortization of intangible assets	597	—	1,195	—

Total Operating Expenses	467,909	473,353	1,401,397	1,433,311

Operating Income	151,546	161,061	496,912	435,521
Interest expense	13,601	16,435	43,385	47,808

Income Before Income Taxes	137,945	144,626	453,527	387,713
Income tax expense	45,592	40,528	141,299	116,593

Net Income	$92,353	$104,098	$312,228	$271,120

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on investments, net of taxes:
Net holding gains (losses) arising during the period	$18,116	$134,271	$(14,030)	$69,100
Less reclassification adjustments for net gains included in net income	(1,950)	(1,430)	(45,086)	(27,165)

Net unrealized gains (losses)	16,166	132,841	(59,116)	41,935
Currency translation adjustments, net of taxes	2,708	48	4,369	802
Amortization of net actuarial pension loss, net of taxes	321	—	940	—

Total Other Comprehensive Income (Loss)	19,195	132,889	(53,807)	42,737

Comprehensive Income	$111,548	$236,987	$258,421	$313,857

NET INCOME PER SHARE
Basic	$9.28	$10.77	$31.34	$27.99
Diluted	$9.26	$10.47	$31.28	$27.24

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$854,561	$743,503
Issuance of common stock	5,626	946
Cumulative effect of adoption of FASB Interpretation No. 48	2,831	—
Restricted stock units expensed	2,284	1,036
Tax benefit on closed stock option plans	532	—

Balance at end of period	$865,834	$745,485

RETAINED EARNINGS
Balance at beginning of period	$1,015,679	$669,057
Net income	312,228	271,120
Repurchases of common stock	(24,210)	(45,879)
Cumulative effect of adoption of FASB Interpretation No. 48	20,131	—

Balance at end of period	$1,323,828	$894,298

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized holding gains on investments, net of taxes:
Balance at beginning of period	$462,482	$302,509
Net unrealized gains (losses) on investments, net of taxes	(59,116)	41,935

Balance at end of period	403,366	344,444
Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(11,316)	(9,636)
Currency translation adjustments, net of taxes	4,369	802

Balance at end of period	(6,947)	(8,834)
Net actuarial pension loss, net of taxes:
Balance at beginning of period	(25,013)	—
Amortization of net actuarial pension loss, net of taxes	940	—

Balance at end of period	(24,073)	—

Balance at end of period	$372,346	$335,610

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,562,008	$1,975,393

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$312,228	$271,120
Adjustments to reconcile net income to net cash provided by operating activities	71,098	91,336

Net Cash Provided By Operating Activities	383,326	362,456

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	772,440	1,157,057
Proceeds from maturities, calls and prepayments of fixed maturities	144,813	106,063
Cost of fixed maturities and equity securities purchased	(1,307,396)	(1,472,830)
Net change in short-term investments	64,007	(75,230)
Cost of investments in affiliates	—	(56,003)
Acquisitions, net of cash acquired	(8,103)	—
Other	(12,322)	(10,006)

Net Cash Used By Investing Activities	(346,561)	(350,949)

FINANCING ACTIVITIES
Additions to senior long-term debt	—	145,402
Repayment and retirement of senior long-term debt	(73,032)	(4,549)
Retirement of Junior Subordinated Deferrable Interest Debentures	(111,012)	(36,421)
Repurchases of common stock	(24,210)	(45,879)

Net Cash Provided (Used) By Financing Activities	(208,254)	58,553

Increase (decrease) in cash and cash equivalents	(171,489)	70,060
Cash and cash equivalents at beginning of period	555,115	333,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$383,626	$403,817

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of September 30, 2007, the related consolidated statements of income and comprehensive income for the quarters and nine months ended September 30, 2007 and 2006, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited annual consolidated financial statements.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share amounts)	2007	2006	2007	2006
Net income as reported	$92,353	$104,098	$312,228	$271,120
Interest expense, net of tax, on convertible notes payable	—	690	—	2,046

Adjusted net income	$92,353	$104,788	$312,228	$273,166

Basic common shares outstanding	9,957	9,662	9,962	9,685
Dilutive effect of convertible notes payable	—	332	—	332
Other dilutive potential common shares	18	12	19	10

Diluted shares outstanding	9,975	10,006	9,981	10,027

Basic net income per share	$9.28	$10.77	$31.34	$27.99

Diluted net income per share	$9.26	$10.47	$31.28	$27.24

Prior to the conversion of the Company’s convertible notes payable in December 2006, diluted net income per share reflected the application of the if-converted method as defined in Statement of Financial Accounting Standards (Statement) No. 128, Earnings Per Share.

3. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Quarter Ended September 30,
(dollars in thousands)	2007		2006
	Written	Earned	Written	Earned
Direct	$559,931	$564,865	$599,038	$610,612
Assumed	40,654	47,688	36,271	40,853
Ceded	(87,021)	(77,036)	(86,028)	(89,504)

Net premiums	$513,564	$535,517	$549,281	$561,961

	Nine Months Ended September 30,
(dollars in thousands)	2007		2006
	Written	Earned	Written	Earned
Direct	$1,689,205	$1,696,960	$1,823,777	$1,775,892
Assumed	168,314	133,794	147,794	126,278
Ceded	(243,819)	(232,662)	(272,691)	(276,539)

Net premiums	$1,613,700	$1,598,092	$1,698,880	$1,625,631

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $16.4 million and $6.9 million, respectively, for the quarters ended September 30, 2007 and 2006 and $78.8 million and $56.1 million, respectively, for the nine months ended September 30, 2007 and 2006.

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

At the time it adopted FIN 48, the Company had unrecognized tax benefits of $45.8 million. If recognized, $6.8 million of these tax benefits would decrease the annual effective tax rate, $37.5 million would decrease goodwill and $1.5 million would decrease deferred tax assets in the year those benefits are realized. There were no significant changes in unrecognized tax benefits during the nine months ended September 30, 2007, and the Company does not currently anticipate any significant changes in unrecognized tax benefits during 2007.

The Company classifies all interest and penalties associated with uncertain tax positions as income tax expense. Upon adoption of FIN 48, the Company recorded a liability of $3.3 million related to interest and penalties in other liabilities.

The IRS is currently examining the Company’s 2005 federal income tax return. The Company believes its income tax liabilities were adequate as of September 30, 2007; however, these liabilities could be adjusted as a result of this examination.

6. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes net holding gains (losses) on investments arising during the period less reclassification adjustments for net gains included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments and, in 2007, the amortization of net actuarial pension loss. The related tax expense (benefit) on net holding gains (losses) on investments arising during the period was $9.7 million and $(7.8) million, respectively, for the quarter and nine months ended September 30, 2007 and $72.3 million and $37.2 million, respectively, for the same periods in 2006. The related tax expense on the reclassification adjustments for net gains included in net income was $1.1 million and $24.3 million, respectively, for the quarter and nine months ended September 30, 2007 and $0.8 million and $14.6 million, respectively, for the same periods in 2006. The related tax expense on foreign currency translation adjustments was $1.5 million and $2.4 million, respectively, for the quarter and nine months ended September 30, 2007 and less than $0.1 million and $0.4 million, respectively, for the same periods in 2006. The related tax expense on the amortization of net actuarial pension loss was $0.2 million and $0.5 million, respectively, for the quarter and nine months ended September 30, 2007.

7. Contingencies

The Company’s estimates of losses from the 2005 Hurricanes assume that flood exclusions in its property policies will generally apply to flood damage in the New Orleans area following Hurricane Katrina. Beginning in late November 2006, Louisiana state and federal trial courts ruled in a number of cases (most of which the Company was not a party to) that flood damage following the New Orleans area levee breaches may not be excluded from coverage under policies similar to those the Company has written. The initial federal court ruling was appealed to the United States Court of Appeals for the Fifth Circuit, and that court overturned the trial court ruling, holding that flood exclusions in the policies under consideration unambiguously excluded coverage. While this ruling is favorable to the Company’s position and is binding on federal trial courts in the Fifth Circuit

(Louisiana, Mississippi and Texas) where much of the Katrina-related litigation is taking place, there is also pending litigation in state courts, which are not bound by the Fifth Circuit’s ruling. If there are adverse rulings by Louisiana state appellate courts holding that flood damage is covered under the Company’s policies, losses associated with Hurricane Katrina will increase. Given the significant uncertainties involved, the Company cannot quantify the potential adverse impact of any such rulings at this time, but it could be material.

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

	Quarter Ended September 30, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$338,340	$100,046	$161,853	$—	$346	$600,585
Net written premiums	280,402	94,114	138,861	—	187	513,564

Earned premiums	$292,277	$81,733	$161,320	$—	$187	$535,517
Losses and loss adjustment expenses:
Current year	185,585	49,964	103,712	—	—	339,261
Prior years	(51,630)	(3,007)	(20,020)	—	20,682	(53,975)
Underwriting, acquisition and insurance expenses	97,037	26,905	61,129	—	(3,045)	182,026

Underwriting profit (loss)	61,285	7,871	16,499	—	(17,450)	68,205

Net investment income	—	—	—	80,938	—	80,938
Net realized investment gains	—	—	—	3,000	—	3,000

Segment profit (loss)	$61,285	$7,871	$16,499	$83,938	$(17,450)	$152,143

Amortization of intangible assets						597
Interest expense						13,601

Income before income taxes						$137,945

U.S. GAAP combined ratio(1)	79%	90%	90%	—	NM (2)	87%

	Quarter Ended September 30, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$362,569	$96,943	$175,584	$—	$213	$635,309
Net written premiums	302,765	94,810	151,411	—	295	549,281
Earned premiums	$315,051	$83,047	$163,568	$—	$295	$561,961
Losses and loss adjustment expenses:
Current year	176,565	54,939	93,029	—	—	324,533
Prior years	(56,064)	(5,717)	5,052	—	16,731	(39,998)
Underwriting, acquisition and insurance expenses	102,110	25,075	61,212	—	421	188,818

Underwriting profit (loss)	92,440	8,750	4,275	—	(16,857)	88,608

Net investment income	—	—	—	71,032	—	71,032
Net realized investment gains	—	—	—	1,421	—	1,421

Segment profit (loss)	$92,440	$8,750	$4,275	$72,453	$(16,857)	$161,061

Interest expense						16,435

Income before income taxes						$144,626

U.S. GAAP combined ratio(1)	71%	89%	97%	—	NM (2)	84%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,020,686	$272,788	$562,183	$—	$1,862	$1,857,519
Net written premiums	864,830	254,600	492,689	—	1,581	1,613,700
Earned premiums	$875,671	$239,253	$481,587	$—	$1,581	$1,598,092
Losses and loss adjustment expenses:
Current year	528,180	145,856	302,933	—	—	976,969
Prior years	(119,518)	(10,094)	(32,574)	—	24,325	(137,861)
Underwriting, acquisition and insurance expenses	304,315	84,764	178,990	—	(6,975)	561,094

Underwriting profit (loss)	162,694	18,727	32,238	—	(15,769)	197,890

Net investment income	—	—	—	235,487	—	235,487
Net realized investment gains	—	—	—	64,730	—	64,730

Segment profit (loss)	$162,694	$18,727	$32,238	$300,217	$(15,769)	$498,107

Amortization of intangible assets						1,195
Interest expense						43,385

Income before income taxes						$453,527

U.S. GAAP combined ratio(1)	81%	92%	93%	—	NM (2)	88%

	Nine Months Ended September 30, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,119,461	$270,092	$581,417	$—	$601	$1,971,571
Net written premiums	935,681	257,308	505,709	—	182	1,698,880
Earned premiums	$932,656	$237,276	$455,517	$—	$182	$1,625,631
Losses and loss adjustment expenses:
Current year	537,488	150,670	278,276	—	—	966,434
Prior years	(125,995)	(10,908)	31,141	—	21,306	(84,456)
Underwriting, acquisition and insurance expenses	303,978	78,070	167,513	—	1,772	551,333

Underwriting profit (loss)	217,185	19,444	(21,413)	—	(22,896)	192,320

Net investment income	—	—	—	203,351	—	203,351
Net realized investment gains	—	—	—	39,850	—	39,850

Segment profit (loss)	$217,185	$19,444	$(21,413)	$243,201	$(22,896)	$435,521

Interest expense						47,808

Income before income taxes						$387,713

U.S. GAAP combined ratio(1)	77%	92%	105%	—	NM (2)	88%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	September 30, 2007	December 31, 2006
Segment Assets:
Investing	$7,732,565	$7,535,295
Other	2,497,043	2,552,836

Total Assets	$10,229,608	$10,088,131

9. Acquisitions

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

Amortization of intangible assets was $0.6 million and $1.2 million, respectively, for the quarter and nine months ended September 30, 2007.

10. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $2.7 million and $8.5 million, respectively, for the quarter and nine months ended September 30, 2007 and $2.5 million and $7.7 million, respectively, for the same periods in 2006.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Service cost	$551	$471	$1,621	$1,456
Interest cost	1,402	1,128	4,124	3,276
Expected return on plan assets	(1,842)	(1,598)	(5,419)	(4,641)
Amortization of net actuarial pension loss	495	470	1,447	1,365

Net periodic benefit cost	$606	$471	$1,773	$1,456

The Company contributed $2.7 million to the Terra Nova Pension Plan during the nine months ended September 30, 2007. The Company expects plan contributions to total $3.0 million in 2007.

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

We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses and the reinsurance allowance for doubtful accounts, analyzing the recoverability of deferred tax assets, assessing goodwill and intangible assets for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

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

Results of Operations

The following table compares the components of net income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Underwriting profit	$68,205	$88,608	$197,890	$192,320
Net investment income	80,938	71,032	235,487	203,351
Net realized investment gains	3,000	1,421	64,730	39,850
Amortization of intangible assets	(597)	—	(1,195)	—
Interest expense	(13,601)	(16,435)	(43,385)	(47,808)
Income tax expense	(45,592)	(40,528)	(141,299)	(116,593)

Net income	$92,353	$104,098	$312,228	$271,120

Net income for the quarter ended September 30, 2007 decreased 11% compared to the same period of 2006. Net income for the nine months ended September 30, 2007 increased 15% compared to the same period of 2006. The decrease in net income for the quarter ended September 30, 2007 was primarily due to lower underwriting profits, partially offset by higher net investment income as compared to the same period of 2006. The increase in net income for the nine months ended September 30, 2007 was primarily due to improved underwriting and investing results, partially offset by higher income tax expense as compared to the same period of 2006. The components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Gross premium volume	$600,585	$635,309	$1,857,519	$1,971,571
Net written premiums	$513,564	$549,281	$1,613,700	$1,698,880
Net retention	86%	86%	87%	86%
Earned premiums	$535,517	$561,961	$1,598,092	$1,625,631
Losses and loss adjustment expenses	$285,286	$284,535	$839,108	$881,978
Underwriting, acquisition and insurance expenses	$182,026	$188,818	$561,094	$551,333
Underwriting profit	$68,205	$88,608	$197,890	$192,320

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	79%	71%	81%	77%
Specialty Admitted	90%	89%	92%	92%
London Insurance Market	90%	97%	93%	105%
Other	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	87%	84%	88%	88%

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

Our combined ratio was 87% and 88%, respectively, for the quarter and nine months ended September 30, 2007 compared to 84% and 88%, respectively, for the same periods in 2006. The combined ratio for the third quarter of 2007 increased primarily due to lower underwriting profits within the Excess and Surplus Lines segment as compared to the third quarter of 2006. For the nine months ended September 30, 2007, lower underwriting profits within the Excess and Surplus Lines segment were offset by lower underwriting losses related to Hurricanes Katrina, Rita and Wilma (2005 Hurricanes) as compared to the same period of 2006. The combined ratio for the nine months ended September 30, 2006 included $53.3 million, or 3 points, of underwriting losses on the 2005 Hurricanes.

The combined ratio for the Excess and Surplus Lines segment was 79% and 81%, respectively, for the quarter and nine months ended September 30, 2007 compared to 71% and 77%, respectively, for the same periods in 2006. For both periods of 2007, the increase in the combined ratio was primarily due to a higher current accident year loss ratio than in 2006. The higher current accident year loss ratio in both periods of 2007 was attributable to softening insurance market conditions, which have resulted in price deterioration across many of our product lines, and to higher incurred losses at the Markel Re unit as compared to the same periods of 2006. The adverse loss experience at Markel Re resulted from higher than expected average claim frequency and severity and arose primarily from two general liability programs within the Specialized Markel Alternative Risk Transfer (SMART) division. Both programs were non-renewed in the first quarter of 2007. The nine months ended September 30, 2006 included unfavorable loss reserve development of $14.6 million on the 2005 Hurricanes.

The Excess and Surplus Lines segment’s combined ratio for the quarter and nine months ended September 30, 2007 included $51.6 million and $119.5 million, respectively, of favorable development of prior years’ loss reserves compared to $56.1 million and $126.0 million, respectively, for the same periods in 2006. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2007 were primarily on our professional liability programs at the Shand Professional/Products Liability unit and on our casualty programs at the Essex Excess and Surplus Lines unit. During both periods of 2006, the redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment were primarily on our professional liability programs at the Shand Professional/Products Liability unit. In both periods of 2007, the redundancies on prior years’ loss reserves at the Shand Professional/Products Liability unit decreased from the same periods of 2006 due to the softening of the insurance market, which has resulted in a deterioration in pricing at this unit. The favorable development on prior years’ loss reserves during both periods of 2007 within the casualty programs at the Essex Excess and Surplus Lines unit primarily resulted from better than expected case loss activity on the 2003 to 2006 accident years. These loss reserve redundancies experienced in the quarter and nine months ended September 30, 2007 were partially offset by adverse loss reserve development within the SMART division at the Markel Re unit.

The combined ratio for the Specialty Admitted segment was 90% and 92%, respectively, for the quarter and nine months ended September 30, 2007 compared to 89% and 92%, respectively, for the same periods in 2006. In both periods of 2007, a lower loss ratio was offset by a higher expense ratio as compared to the same periods of 2006.

The London Insurance Market segment’s combined ratio was 90% and 93%, respectively, for the quarter and nine months ended September 30, 2007 compared to 97% and 105%, respectively, for the same periods in 2006. The improved underwriting performance for the third quarter of 2007 was primarily due to $20.0 million of favorable development on prior years’ loss reserves compared to $5.1 million of adverse development on prior years’ loss reserves during the same period of 2006. The nine months ended September 30, 2007 included $32.6 million of favorable development on prior years’ loss reserves compared to $31.1 million of adverse development on prior years’ loss reserves during the same period of 2006. The nine months ended September 30, 2006 included $42.9 million of adverse loss reserve development on the 2005 Hurricanes. In both periods of 2007, the improved underwriting performance resulting from favorable development of prior years’ loss reserves was offset in part by a higher current accident year loss ratio due in part to softening insurance market conditions. The current accident year loss ratio was also lower in both periods of 2006 due to lower than anticipated frequency and severity of current year losses on several property classes of business. The redundancies on prior years’ loss reserves experienced within the London Insurance Market segment during both periods of 2007 were primarily on our professional liability programs within the Retail and Professional and Financial Risks divisions at Markel International. This favorable development on prior years’ loss reserves reflects improved risk selection and the favorable rates and terms associated with the London market in recent years.

In all periods presented, we have experienced significant redundancies in prior years’ loss reserves on the 2002 to 2005 accident years. During 2007, we experienced redundancies on the 2006 accident year as well. The positive trend in these prior years’ loss reserves was partially the result of the more favorable rates and terms associated with a hard insurance market that began in 2000. While the favorable rates and terms obtained during the hard insurance market created an expectation of improved underwriting results, the impact from this favorable environment could not be fully quantified at that time and our initial estimates did not fully reflect this positive trend. The product lines most significantly impacted by the hard insurance market were, generally, long-tailed coverages including the professional liability coverages written by the Shand Professional/Products Liability unit and Markel International. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Over time, greater credibility has been given to this positive trend. In each period presented, we have updated the factors used in our actuarial methods to reflect this favorable trend, resulting in a reduction to prior years’ loss reserves.

While we believe it is possible that there will be additional redundancies on prior years’ loss reserves in 2008, we caution readers not to place undue reliance on this positive trend. Beginning in 2004, we saw a softening of the insurance market and experienced a slow down in the rate of increase in prices as a result of increased competition. Competition remained strong in 2005 and increased further in both 2006 and 2007, resulting in deterioration in pricing in each period. Similar to the impact of the hardening of the insurance market that began in 2000, the impact of the softening insurance market on our underwriting results cannot be fully quantified in advance. In both hard and soft insurance markets, our philosophy is to establish loss reserves that are more likely redundant than deficient; however, we do not expect that redundancies on prior years’ loss reserves will remain at the same levels in 2008 and beyond.

The Other segment produced an underwriting loss of $17.5 million and $15.8 million, respectively, for the quarter and nine months ended September 30, 2007 compared to an underwriting loss of $16.9 million and $22.9 million, respectively, for the same periods in 2006. The underwriting loss for both the quarter and nine months ended September 30, 2007 included $34.0 million of loss reserve development on asbestos and environmental exposures compared to $16.7 million in both periods of 2006. For both periods of 2007, the increase in loss reserves for asbestos and environmental exposures was offset in part by favorable development of loss reserves in other discontinued lines of business. The increase in asbestos and environmental reserves in all periods was a result of the completion of our annual review of these exposures during the third quarters of 2007 and 2006. During these reviews, we noted higher than expected settlements on existing claims during the past twelve months, which caused us to increase our estimate of ultimate loss reserves for asbestos and environmental exposures. The need to increase asbestos loss reserves in each of the past two years demonstrates that asbestos and environmental reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. We have established asbestos and environmental reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by underwriting segment.

Gross Premium Volume

Quarter Ended September 30,			Nine Months Ended September 30,
2007	2006	(dollars in thousands)	2007	2006
$338,340	$362,569	Excess and Surplus Lines	$1,020,686	$1,119,461
100,046	96,943	Specialty Admitted	272,788	270,092
161,853	175,584	London Insurance Market	562,183	581,417
346	213	Other	1,862	601

$600,585	$635,309	Total	$1,857,519	$1,971,571

Gross premium volume for the quarter and nine months ended September 30, 2007 decreased 5% and 6%, respectively, compared to the same periods in 2006. The decrease in both periods of 2007 was primarily the result of increased competition across many of our product lines and the decision to exit certain programs underwritten by Markel Re’s SMART division that were not meeting our underwriting profit targets.

We expect that competition in the property and casualty insurance industry will remain strong throughout the remainder of 2007 and into 2008. With the exception of rate increases on certain catastrophe-exposed business, rates are generally lower compared to the prior year. Lines of business where rates have declined include our casualty, professional liability and non-catastrophe-exposed property programs. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. As a result, gross premium volume may vary. We continue to focus on superior customer service, new product development, geographic expansion and increased marketing efforts to address softening insurance market conditions.

Net Written Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2007	2006	(dollars in thousands)	2007	2006
$280,402	$302,765	Excess and Surplus Lines	$864,830	$935,681
94,114	94,810	Specialty Admitted	254,600	257,308
138,861	151,411	London Insurance Market	492,689	505,709
187	295	Other	1,581	182

$513,564	$549,281	Total	$1,613,700	$1,698,880

Net retention of gross premium volume was 86% for the third quarter of 2007 and 87% for the nine months ended September 30, 2007 compared to 86% for both periods of 2006. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2007	2006	(dollars in thousands)	2007	2006
$292,277	$315,051	Excess and Surplus Lines	$875,671	$932,656
81,733	83,047	Specialty Admitted	239,253	237,276
161,320	163,568	London Insurance Market	481,587	455,517
187	295	Other	1,581	182

$535,517	$561,961	Total	$1,598,092	$1,625,631

Earned premiums for the quarter and nine months ended September 30, 2007 decreased 5% and 2%, respectively, compared to the same periods in 2006. For both periods of 2007, the decrease was due to lower earned premiums in the Excess and Surplus Lines segment as a result of lower gross premium volume compared to the same periods a year ago.

Investing Results

Net investment income for the third quarter of 2007 was $80.9 million compared to $71.0 million for the third quarter of 2006. Net investment income for the nine months ended September 30, 2007 was $235.5 million compared to $203.4 million for the same period of 2006. The increase in both periods of 2007 was primarily due to a larger investment portfolio compared to the same periods of 2006.

Net realized investment gains for the third quarter of 2007 were $3.0 million compared to net realized investment gains of $1.4 million for the third quarter of 2006. For the nine months ended September 30, 2007, net realized investment gains were $64.7 million compared to $39.9 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

At September 30, 2007, we held securities with gross unrealized losses of $97.2 million, or 1% of invested assets. At September 30, 2007, all securities with gross unrealized losses were reviewed, and we believe that there were no indications of declines in estimated fair value that were other-than-temporary.

Other Expenses

The estimated annual effective tax rate was 31% for the nine months ended September 30, 2007 compared to 30% for the same period in 2006. The estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

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

At the time we adopted FIN 48, we had unrecognized tax benefits of $45.8 million. If recognized, $6.8 million of these tax benefits would decrease the annual effective tax rate, $37.5 million would decrease goodwill and $1.5 million would decrease deferred tax assets in the year those benefits are realized. There were no significant changes in unrecognized tax benefits during the nine months ended September 30, 2007, and we do not currently anticipate any significant changes in unrecognized tax benefits during 2007.

Comprehensive Income

Comprehensive income was $111.5 million for the third quarter of 2007 compared to $237.0 million for the same period of 2006. For the nine months ended September 30, 2007, comprehensive income was $258.4 million compared to $313.9 million for the same period in 2006. Comprehensive income for the third quarter of 2007 included net income of $92.4 million and net unrealized gains on investments, net of taxes, of $16.2 million. Comprehensive income for the nine months ended September 30, 2007 included net income of $312.2 million, which was partially offset by net unrealized losses on investments, net of taxes, of $59.1 million.

Financial Condition

Invested assets were $7.7 billion at September 30, 2007 compared to $7.5 billion at December 31, 2006. Net unrealized holding gains on investments, net of taxes, were $403.4 million at September 30, 2007 compared to $462.5 million at December 31, 2006. Equity securities and investments in affiliates were $1.9 billion, or 25% of invested assets, at September 30, 2007 compared to $1.8 billion, or 24% of invested assets, at December 31, 2006.

Net cash provided by operating activities was $383.3 million for the nine months ended September 30, 2007 compared to $362.5 million for the same period in 2006. The increase was primarily the result of higher operating cash flows at Markel International, due in part to lower claim payments related to the 2005 Hurricanes, for the nine months ended September 30, 2007 compared to the same period of 2006.

For the nine months ended September 30, 2007, net cash used by financing activities was $208.3 million compared to net cash provided by financing activities of $58.6 million for the same period of 2006. On January 2, 2007, we redeemed the remaining outstanding Junior Subordinated Deferrable Interest Debentures for $111.0 million. Additionally, during the third quarter of 2007, we repaid $73.0 million on our 7.20% unsecured senior notes, which matured August 15, 2007. Net cash provided by financing activities during the nine months ended September 30, 2006 resulted from a debt issuance during the third quarter, partially offset by cash used to repurchase shares of our common stock and retire a portion of both our senior long-term debt and our Junior Subordinated Deferrable Interest Debentures.

We have access to various capital sources, including dividends from our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Shareholders’ equity was $2.6 billion at September 30, 2007 compared to $2.3 billion at December 31, 2006. Book value per share increased to $257.31 at September 30, 2007 from $229.78 at December 31, 2006 primarily due to $258.4 million of comprehensive income.

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

Our market risks at September 30, 2007 have not materially changed from those identified at December 31, 2006.

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

There were no changes in our internal control over financial reporting during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

loss estimates related to the 2005 Hurricanes are based on currently available information related to covered exposures and assumptions about how coverage applies. As actual losses are reported, claims are adjusted and coverage issues are resolved, losses for the 2005 Hurricanes may change significantly;

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of October, 2007.

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
Richard R. Whitt, III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Number	Description
3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (3.1)b

4(i)	Form of Credit Agreement dated August 25, 2005, among Markel Corporation, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent and Swingline Lender, Wachovia Bank, N.A., as Syndication Agent, and Barclays Bank PLC and HSBC Bank USA, N.A., as Co-Documentation Agents (4)c

4(ii)	First Amendment dated March 17, 2006, to Credit Agreement dated August 25, 2005, among Markel Corporation, the banks and financial institutions from time to time party thereto, and SunTrust Bank, as Administrative Agent and Swingline Lender (4(ii))d

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2007 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

10.1	Employee Stock Purchase and Bonus Plan (10.1)e

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 20, 2007.
c.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
e.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the

Registrant’s report on Form 10-Q for the quarter ended June 30, 2007.

*	Filed with this report.