Form 10-K
period 2007-12-31
MARKEL CORP
filed 2008-02-29
CIK 1096343

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

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

Common Stock, no par value

7.50% Senior Debentures due 2046 New York Stock Exchange, Inc.

(title of class and name of the exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates as of June 30, 2007 was approximately $4,370,752,521.

The number of shares of the registrant’s Common Stock outstanding at February 21, 2008: 9,937,143.

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 13, 2008, referred to in Part III.

Index and Cross References-Form 10-K

Annual Report

Item No.			Page
Part I

1.	Business		12-31,115-117

1A.	Risk Factors		29-31

1B.	Unresolved Staff Comments		NONE

2.	Properties (note 5)		47-48

3.	Legal Proceedings (note 15)		62

4.	Submission of Matters to a Vote of Security Holders		NONE

4A.	Executive Officers of the Registrant		118

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		78,115-116

6.	Selected Financial Data		32-33

7.	Management’s Discussion & Analysis of Financial Condition and Results of Operations		79-115

7A.	Quantitative and Qualitative Disclosures About Market Risk		108-112

8.	Financial Statements and Supplementary Data

The response to this item is submitted in Item 15 and on page 78.

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure		NONE

9A.	Controls and Procedures		75-77,113

9B.	Other Information		NONE

Part III

10.	Directors, Executive Officers and Corporate Governance*		118

	Code of Conduct		117

11.	Executive Compensation*

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

13.	Certain Relationships and Related Transactions, and Director Independence*

14.	Principal Accounting Fees and Services*

*  Portions of Item Number 10 and Items Number 11, 12, 13 and 14 will be incorporated by reference from the Registrant’s 2008 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV

15.	Exhibits, Financial Statement Schedules

	a.	Documents filed as part of this Form 10-K

(1) Financial Statements

	Consolidated Balance Sheets at December 31, 2007 and 2006		34

	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005		35

	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005		36

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005		37

	Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005		38-73

	Reports of Independent Registered Public Accounting Firm		74-76

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

Markets

Our eight underwriting units are focused on three specialty market segments. We have four underwriting units that compete in the E&S market, three that compete in the Specialty Admitted market and one that competes in the London market.

The E&S market focuses on hard-to-place risks and loss exposures that admitted insurers specifically refuse to write. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. In 2006, the E&S market represented approximately $39 billion, or 8%, of the $499 billion United States property and casualty (P&C) industry.(1)

(1) U.S. Surplus Lines-Market Review 2007 Special Report, A.M. Best Research (October 2007).

We are the seventh largest E&S writer in the United States as measured by direct premium writings.(1) Our four underwriting units that write in the E&S market are: Markel Essex Excess and Surplus Lines, Markel Shand Professional/Products Liability, Markel Brokered Excess and Surplus Lines and Markel Southwest Underwriters. In 2007, we wrote $1.3 billion of business in our Excess and Surplus Lines segment.

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

Our three underwriting units that write in the Specialty Admitted market are: Markel Specialty Program Insurance, Markel American Specialty Personal and Commercial Lines and Markel Global Marine and Energy. In 2007, we wrote $347 million of business in our Specialty Admitted segment.

The London market, which produced approximately $45 billion of gross written premium in 2006, is the largest insurance market in Europe and third largest in the world.(2) The London market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London market is also largely a subscription market, which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd’s syndicate, often due to the high limits of insurance coverage required. We write business on both a direct and subscription basis in the London market. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

Gross premium written through Lloyd’s syndicates represented approximately 57% of the London market’s international insurance business(2), making Lloyd’s the world’s second largest commercial surplus lines insurer and sixth largest reinsurer.(3) Corporate capital providers often provide a majority of a syndicate’s capacity and also often own or control the syndicate’s managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2007, corporate capital providers accounted for approximately 93% of total underwriting capacity in Lloyd’s.(3)

We participate in the London market through Markel International, which includes Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for our syndicate at Lloyd’s, Markel Syndicate 3000, which is managed by Markel Syndicate Management Limited. In 2007, we wrote $693 million of business in our London Insurance Market segment.

In 2007, 24% of consolidated premium writings related to foreign risks (i.e., coverage for risks located outside of the United States), of which 33% were from the United Kingdom. In 2006, 22% of our premium writings related to foreign risks, of which 36% were from the United Kingdom. In 2005, 21% of our premium writings related to foreign risks, of which 42% were from the United Kingdom.

(2) International Financial Markets in the UK, International Financial Services of London (November 2007).

(3) Lloyd’s Review 2007 Close Up, Lloyd’s.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

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

After a decade of soft market conditions, we believe the industry began to experience favorable conditions in late 2000 that continued through 2002. In 2003 and 2004, we continued to receive rate increases compared to prior years for most product lines; however, the rate of increase slowed and, in certain lines, rates declined. In 2005 and 2006, competition became more intense and, as a result, new and renewal business declined for many of our products due to our commitment to adequate pricing. With the exception of rate increases on catastrophe-exposed business, rates in 2007 were generally lower than in 2006. Lines of business where rates have declined include our casualty, professional liability and non-catastrophe-exposed property programs. Standard carriers are contributing to the increased competition currently seen in the marketplace, as these carriers have entered into the Specialty Admitted and E&S markets in which we write, leading to additional pricing pressure. Excess underwriting capacity resulting from profitable underwriting results and capital raised since 2005, particularly in Bermuda and London, is also contributing to the softening of the insurance market. We expect that competition in the property and casualty insurance industry will remain strong in 2008. We continue to focus on superior customer service, new product development, geographic expansion and increased marketing efforts to address softening insurance market conditions.

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

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2007, our combined ratio was 88%. See Management’s Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

The following graph compares our combined ratio to the P&C industry’s combined ratio for the past five years.

Underwriting Segments

We define our underwriting segments based on the areas of the specialty insurance market in which we compete. We have four underwriting units that compete in the Excess and Surplus Lines market, three that compete in the Specialty Admitted market and one that competes in the London market. See note 18 of the notes to consolidated financial statements for additional segment reporting disclosures.

For purposes of segment reporting, the Other segment includes lines of business that have been discontinued in conjunction with an acquisition. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Excess and Surplus Lines Segment

Our Excess and Surplus Lines segment reported gross premium volume of $1.3 billion, earned premiums of $1.2 billion and an underwriting profit of $205.4 million in 2007.

In the E&S market, we write business through the following underwriting units:

•	Markel Essex Excess and Surplus Lines (Glen Allen, VA)

•	Markel Shand Professional/Products Liability (Deerfield, IL)

•	Markel Brokered Excess and Surplus Lines (Red Bank, NJ)

•	Markel Southwest Underwriters (Scottsdale, AZ)

During the first quarter of 2008, we decided to combine the products previously written by Markel Re, an underwriting unit with $137 million of gross premium volume in 2007, with the products written by two of our existing underwriting units, Markel Brokered Excess and Surplus Lines and Markel Specialty Program Insurance. See Management’s Discussion & Analysis of Financial Condition and Results of Operations beginning on page 79 for further discussion regarding this decision.

Markel Essex Excess and Surplus Lines. The Markel Essex Excess and Surplus Lines unit (Markel Essex E&S unit) focuses on the following products written predominately on a non-admitted basis: casualty, property, inland marine, ocean marine, transportation and railroad. The Markel Essex E&S unit’s contract division writes a variety of liability coverages focusing on light-to-medium casualty exposures such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The contract division also writes property insurance on classes of business ranging from small, single-location accounts to large, multi-state, multi-location accounts. Property coverages consist principally of fire, allied lines, including windstorm, hail and water damage, and other specialized property coverages. In addition, the Markel Essex E&S unit offers coverages for catastrophe-exposed property risks on both an excess and primary basis, including earthquake and wind, through its Essex Special Property division. These risks are typically larger and are low frequency and high severity in nature.

The Markel Essex E&S unit’s inland marine facility provides coverages for risks that include motor truck cargo, warehouseman’s legal liability, builder’s risk and contractor’s equipment. The ocean marine facility writes risks that include marinas, hull coverage, cargo and builder’s risk for yacht manufacturers. The transportation division focuses on physical damage coverage for all types of commercial vehicles such as trucks, buses and high-value automobiles. The railroad division writes all-risk property coverages on rolling stock and real property and liability coverages for shortline, regional, tourist and scenic railroads, as well as modern commuter rail and light rail.

The Markel Essex E&S unit’s business is written through two distribution channels. Business written by the contract division is primarily generated by approximately 200 professional surplus lines general agents who have limited quoting and binding authority. The Essex Special Property, inland marine, ocean marine, transportation and railroad divisions produce business on a brokerage basis through approximately 220 wholesale brokers. The Markel Essex E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The Markel Essex E&S unit writes the majority of its business in Essex Insurance Company, which is domiciled in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Markel Shand Professional/Products Liability. The Markel Shand Professional/Products Liability unit focuses primarily on tailored coverages that offer unique solutions on a claims-made basis for highly specialized professions. These coverages include professional liability and errors and omissions for lawyers, architects and engineers, agents and brokers, investment advisors and other professions. The Markel Shand Professional/Products Liability unit also offers medical malpractice coverage for physicians and allied healthcare risks and claims-made products liability coverage focusing on start-up companies, small businesses, emerging technologies and other hard-to-place risks. In addition, the Markel Shand Professional/Products Liability unit offers not-for-profit directors’ and officers’ liability and employment practices liability coverages. The unit also provides a full array of loss prevention programs, including consultation services that can be accessed through telephone inquiry, risk management guides and self audit forms.

Business is written nationwide and is developed through approximately 350 wholesale brokers. The Markel Shand Professional/Products Liability unit has access to both admitted and surplus lines markets in all 50 states and writes the majority of its business in Evanston Insurance Company (EIC), which is domiciled in Illinois.

Markel Brokered Excess and Surplus Lines. The Markel Brokered Excess and Surplus Lines unit focuses on the following products: primary casualty, property, excess and umbrella, environmental, taxi liability, surety reinsurance and, beginning in 2008, casualty facultative reinsurance. Primary casualty coverages target hard-to-place, mid-size and large general liability and products liability exposures. Property coverages focus on non-standard property placements and commercial multi-peril policies, as well as builders’ risk and habitational exposures. Monoline property business is placed on a participating, primary or excess of loss basis. Excess and umbrella products are written on both a lead and excess basis, primarily for commercial businesses. Environmental products offer a complete array of environmental coverages, including environmental consultants’ professional liability, contractors’ pollution liability and site specific environmental impairment liability. Taxi liability products provide auto liability coverage for small to medium-sized local cab fleets on either an admitted or non-admitted basis. Surety reinsurance is written in a broker market focusing on treaty placements for both national and regional surety underwriting companies. Casualty facultative placements, previously written by Markel Re, offer coverages that possess favorable underwriting characteristics, such as control of individual risk selection and pricing. The Markel Brokered Excess and Surplus Lines unit provides product solutions to its insureds through approximately 300 wholesale brokers and writes the majority of its business in EIC.

Markel Southwest Underwriters. Markel Southwest Underwriters (MSU) writes commercial casualty and property coverages nationwide, focusing on businesses in the western, southwestern and southeastern United States. Casualty business consists of light-to-medium liability exposures, including general and artisan contractors, habitational risks, office buildings, light manufacturing operations and vacant properties. MSU also writes property insurance on classes of business ranging from small, single-location risks to large, multi-state, multi-location risks. Property business consists principally of fire, allied lines, including windstorm, hail and water damage, and other specialized property coverages.

Most of MSU’s business is generated by approximately 75 contracted professional wholesale general agents who have limited quoting and binding authority. MSU seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The majority of its business is written in EIC.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $346.6 million, earned premiums of $320.1 million and an underwriting profit of $26.9 million in 2007.

In the Specialty Admitted market, we write business through the following underwriting units:

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

The Markel Specialty Program Insurance unit is organized into four product areas that concentrate on particular markets and customer groups. The property and casualty division writes commercial coverages for youth and recreation oriented organizations, such as children’s summer camps, conference centers, YMCAs, YWCAs, Boys and Girls Clubs, child care centers, nursery schools, private and Montessori schools and gymnastics, martial arts and dance schools. This division also writes commercial coverages for social service organizations, auto repair garages, gas stations and convenience stores, used car dealers, moving and storage businesses, museums, art organizations, bed & breakfast inns and pool and spa maintenance operations. The agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage and property and liability coverages for farms, boarding, breeding and training facilities as well as outfitters and guides, hunting and fishing lodges and dude ranches. The accident and health division writes liability and accident insurance for amateur sports organizations, accident and medical insurance for colleges, universities, public schools and private schools, limited benefit accident and medical insurance for selected private insurers, monoline accident and medical coverage for various niche markets, short-term medical insurance, pet health insurance, stop-loss insurance for self-insured medical plans and medical excess reinsurance coverage. The Markel Risk Solutions facility works with select retail producers on a national basis to provide admitted market solutions to accounts having difficulty finding coverage in the standard marketplace. Accounts of various classes and sizes are written with emphasis placed on individual risk underwriting and pricing. Beginning in 2008, Markel Risk Solutions will also offer a specialty underwriting facility for alternative risk transfer. This facility, previously written by Markel Re, offers innovative solutions and quality products to buyers who commit significant financial resources to risk assumption through an alternative risk entity such as a captive insurance company, risk retention group or self-insured retention.

The majority of Markel Specialty Program Insurance business is produced by approximately 4,000 retail insurance agents. Management grants very limited underwriting authority to a few carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Markel Specialty Program Insurance business is underwritten primarily in Markel Insurance Company (MIC). MIC is domiciled in Illinois and is licensed to write P&C insurance in all 50 states and the District of Columbia.

Markel American Specialty Personal and Commercial Lines. The Markel American Specialty Personal and Commercial Lines unit offers its insurance products in niche markets that are often overlooked by large admitted carriers and focuses its underwriting on watercraft and commercial marine, small boat and yacht, motorcycle and all-terrain vehicle (ATV), property, motor home, special event and supplemental natural disaster coverages. The watercraft program markets personal lines insurance coverage for watercraft, older boats and high performance boats. The focus of the commercial marine program is small fishing ventures, charters and small boat rentals. The yacht program is designed for experienced owners of moderately priced yachts, and the small boat program targets newer watercraft up to 26 feet. The motorcycle and ATV programs target mature riders of touring and cruising bikes and ATV riders over age 16. The property program provides coverage for mobile homes and dwellings that do not qualify for standard homeowners coverage, as well as contents coverage for renters. The motor home program includes coverage for both personally used motor homes and motor home rental operations. The special event program offers cancellation and/or liability coverage for weddings, anniversary celebrations and other personal events. The supplemental natural disaster program offers additional living expense protection for loss due to specific named perils, including flood.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Markel American Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets. The unit distributes its watercraft, small boat and yacht, property, motor home and special event products through wholesale or specialty retail producers. The motorcycle program is marketed directly to the consumer using direct mail, Internet and telephone promotions, as well as relationships with various motorcycle manufacturers, dealers and associations. The Markel American Specialty Personal and Commercial Lines unit writes the majority of its business in Markel American Insurance Company (MAIC). MAIC is domiciled in Virginia and is licensed to write P&C business in all 50 states and the District of Columbia.

Markel Global Marine and Energy. The Markel Global Marine and Energy unit provides insurance specifically designed to meet the needs of businesses in the marine and energy industries. The unit began writing business in late 2006 offering two product lines: excess marine and energy liability and onshore energy property. Gross premium volume for the Markel Global Marine and Energy unit was $16.7 million for 2007.

The excess liability program offers excess casualty and bumbershoot coverages for marine and energy related businesses. The onshore energy property program covers small to mid-sized onshore energy facilities such as oil refineries, chemical manufacturers and electrical power plants. Two additional product lines are being added and will begin producing volume in 2008. The marine program will offer marine liability, brown water hull, protection and indemnity, cargo and package coverages for maritime-related businesses on a primary basis. The onshore energy casualty program will provide primary, excess and umbrella casualty coverages to small to mid-sized onshore energy facilities.

Business is produced by both wholesale and retail agents. The Markel Global Marine and Energy unit has the capability of writing business on both an admitted and non-admitted basis. Admitted business is written in MIC, while non-admitted business is written in EIC.

London Insurance Market Segment

Our London Insurance Market segment reported gross premium volume of $693.2 million, earned premiums of $640.4 million and an underwriting profit of $46.4 million in 2007.

This segment is comprised of Markel International, which is headquartered in London, England. In addition to eight branch offices in the United Kingdom, Markel International also has offices in Spain, Canada, Singapore and Sweden. Markel International writes specialty property, casualty, professional liability and marine insurance on a direct and reinsurance basis. Business is written worldwide with approximately 20% of writings coming from the United States.

Markel International. Markel International is comprised of the following underwriting divisions which, to better serve the needs of our customers, have the ability to write business through either MIICL or Markel Syndicate 3000:

•	Marine and Energy

•	Non-Marine Property

•	Professional and Financial Risks

•	Retail

•	Specialty

The Marine and Energy division underwrites a portfolio of coverages for cargo, energy, hull, liability, war and specie risks. The cargo account is an international transit-based book covering many types of cargo. The energy account includes all aspects of oil and gas activities. The hull account covers physical damage to ocean-going tonnage, yachts and mortgagee’s interest. The liability account provides coverage for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators and ship repairers. The war account covers the hulls of ships and aircraft, and other related interests, against war and associated perils. The specie account includes coverage for fine art on exhibit and in private collections, securities, bullion, precious metals, cash in transit and jewelry.

The Non-Marine Property division writes property and liability business for a wide range of insureds, providing coverage ranging from fire to catastrophe perils such as earthquake and windstorm. Business is written in either the open market or delegated authority accounts. The open market account writes direct and facultative risks, typically for Fortune 1000 companies. Open market business is written mainly on a worldwide basis by our underwriters to London brokers, with each

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

risk being considered on its own merits. The delegated authority account focuses mainly on small commercial insureds and is written through a network of coverholders. The delegated authority account is primarily written in the United States. Coverholders underwriting this business are closely monitored, subject to audit and must adhere to strict underwriting guidelines.

The Professional and Financial Risks division underwrites professional indemnity, directors’ and officers’ liability, medical malpractice and intellectual property coverages. The professional indemnity account offers unique solutions in four main professional classes including miscellaneous professionals and consultants, construction professionals, financial service professionals and professional practices. The miscellaneous professionals and consultants class includes coverages for a wide range of professionals including management consultants, publishers, broadcasters, pension trustees and public officials. The construction class includes coverages for surveyors, engineers, architects and estate agents. The financial services class includes coverages for insurance brokers, insurance agents, financial consultants, stockbrokers, fund managers, venture capitalists and bankers. The professional practices class includes coverages for accountants and solicitors. The directors’ and officers’ liability account offers coverage to public, private and non-profit companies of all sizes on either an individual or blanket basis. The Professional and Financial Risks division writes business on a worldwide basis, limiting exposure in the United States.

The Retail division offers a full range of professional liability products, including professional indemnity, directors’ and officers’ liability and employment practices liability, through seven branch offices in England and one branch office in Scotland. In addition, coverage is provided for small to medium-sized commercial property risks on both a stand-alone and package basis. The branch offices provide insureds and brokers with direct access to decision-making underwriters who possess specialized knowledge of their local markets.

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

Reinsurance

We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase catastrophe reinsurance coverage for our catastrophe-exposed policies, and we seek to manage our exposures under this coverage so that no exposure to any one reinsurer is material to our ongoing business. Over the past several years, as the capital of our insurance subsidiaries has grown, we have reduced the amount of reinsurance that we purchase. As a result, our retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business. We do not purchase or sell finite reinsurance products or use other structures that would have the effect of discounting loss reserves.

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

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2007. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. These ten reinsurance groups represent approximately 72% of our $1.2 billion reinsurance recoverable balance.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Munich Re Group	A+	$184,990
Swiss Re Group	A+	112,593
Fairfax Financial Group	A	108,290
Lloyd’s of London	A	99,490
XL Capital Group	A	91,376
HDI Group	A	55,990
Ace Group	A+	48,819
White Mountains Insurance Group	A-	46,220
W.R. Berkley Group	A+	44,649
Everest Re Group	A+	41,713

Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		834,130

Total reinsurance recoverable on paid and unpaid losses		$1,151,224

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

Total investment return includes items that impact net income, such as net investment income and realized investment gains or losses, as well as changes in unrealized holding gains or losses, which do not impact net income. Our investment portfolio produced net investment income of $306.5 million and net realized investment gains of $59.5 million in 2007. During the year ended December 31, 2007, net unrealized holding gains on the investment portfolio decreased by $114.2 million. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. Our focus on long-term total investment return results in variability in the level of realized and unrealized investment gains or losses from one period to the next.

We believe the ultimate success of our investment strategy is best analyzed from the review of total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

ANNUAL TAXABLE EQUIVALENT TOTAL INVESTMENT RETURNS

	Years Ended December 31,					Weighted Average Five-Year Annual Return	Weighted Average Ten-Year Annual Return
	2003	2004	2005	2006	2007
Equities	31.0%	15.2%	(0.3%)	25.9%	(0.4%)	11.8%	10.7%
Fixed maturities(1)	4.5%	4.8%	3.9%	5.2%	5.6%	4.8%	5.8%
Investments in affiliates	—	—	—	13.2%	8.1%	—	—
Total portfolio, before foreign currency effect	8.3%	6.6%	2.9%	9.6%	4.1%	6.2%	6.6%
Total portfolio	10.5%	7.9%	1.5%	11.2%	4.8%	7.0%	7.2%

Ending portfolio balance (in millions)	$5,350	$6,317	$6,588	$7,535	$7,788

(1)	Includes short-term investments and cash and cash equivalents.

Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

Our disciplined, value-oriented investment approach has generated solid investment results over the long term.

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

Our fixed maturity portfolio has an average rating of “AA,” with 91% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade.

See “Market Risk Disclosures” in Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2007.

Shareholder Value

Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, we measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. We recognize that it is difficult to grow book value consistently each year, so we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. For the year ended December 31, 2007, book value per share increased 15% primarily due to net income of $405.7 million partially offset by a $74.0 million decrease in net unrealized holding gains, net of taxes. For the year ended December 31, 2006, book value per share increased 32% primarily due to net income of $392.5 million and an increase of $160.0 million in net unrealized holding gains, net of taxes. Over the past five years, we have grown book value per share at a compound annual rate of 18% to $265.26 per share.

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

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2007, our United States insurance subsidiaries could pay up to $282.6 million during the following 12 months under the ordinary dividend regulations.

United Kingdom Insurance Regulation. With the enactment of the Financial Services and Markets Act, the United Kingdom government authorized the Financial Services Authority (FSA) to supervise all securities, banking and insurance businesses, including Lloyd’s. The FSA oversees compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins and individual capital assessment requirements, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. Both MIICL and Markel Syndicate Management Limited are authorized and regulated by the FSA. We are required to provide 14 days advance notice to the FSA for any dividends from MIICL. In addition, our foreign insurance subsidiaries must comply with the United Kingdom Companies Act of 1985, which provides that dividends may only be paid out of distributable profits.

Other Regulation. In connection with our investment in First Market Bank, a thrift institution based in Richmond, VA, we became a thrift holding company under the Home Owners Loan Act. As a thrift holding company, we are subject to regulatory oversight by the Office of Thrift Supervision and to regulations regarding acquisition of control similar to those applicable to insurance holding companies.

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

Best has assigned our United States insurance subsidiaries a group FSR of “A” (excellent). Markel Syndicate 3000 and MIICL have each been assigned an FSR of “A” (excellent) by Best.

In addition to Best, our United States insurance subsidiaries are rated “A” (high) by Fitch Ratings (Fitch), an independent rating agency. MIICL has also been assigned an FSR of “A” (high) by Fitch.

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2007, we paid rating agencies, including Best and Fitch, approximately $0.3 million for their services.

Risk Factors

A wide range of factors could materially affect our future prospects and performance. The matters addressed under “Safe Harbor and Cautionary Statements,” “Critical Accounting Estimates” and “Market Risk Disclosures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information included or incorporated in this report describe most of the significant risks that could affect our operations and financial results. We are also subject to the following risks.

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

We may experience losses from catastrophes. Because we are a property and casualty insurance company, we frequently experience losses from man-made or natural catastrophes. Catastrophes may have a material adverse effect on operations. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires and may include terrorist events. We cannot predict how severe a particular catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Most catastrophes occur over a small geographic area; however, some catastrophes may produce significant damage in large, heavily populated areas.

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results will differ from original estimates. As part of the reserving process, we regularly review our loss reserves and make adjustments as necessary. Future increases in reserves will result in additional charges.

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

Competition in the property and casualty insurance industry could adversely affect our ability to grow or maintain premium volume. Among our competitive strengths have been our specialty product focus and our niche market strategy. These strengths also make us vulnerable in periods of intense competition to actions by other insurance companies who seek to write additional premiums without appropriate regard for ultimate profitability. During soft markets, it is very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits.

Our equity investment portfolio is concentrated, and losses in value on significant investments could adversely affect our financial results. Our equity portfolio is concentrated in particular issuers and industries. A decline in the market value of our significant investments may result in a material decrease in shareholders’ equity.

Our fixed maturity investment portfolio includes securities issued with financial guaranty insurance, and uncertainty with regard to the financial strength of the guarantors could cause the market value of these securities to decline. We have purchased fixed maturities, including municipal bonds, that were issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance. Nevertheless, the market value of these securities could be adversely impacted by downgrades in the financial strength ratings of the financial guarantors or if the financial guarantors experience financial distress and are unable to meet their obligations. Such a decline in the market value of our fixed maturity portfolio may result in a material decrease in shareholders’ equity.

Associates

At December 31, 2007, we had approximately 2,000 employees, six of whom were executive officers.

As a service organization, our continued profitability and growth are dependent upon talented and enthusiastic associates who share our common value system as outlined in the “Markel Style.” We have structured incentive compensation plans and stock purchase plans to encourage associates to achieve corporate objectives and think and act like owners. Associates are offered many opportunities to become shareholders. Associates eligible to participate in our 401(k) plan receive one-third of our contribution in Markel stock and may purchase stock with their own contributions. Stock also may be acquired through a payroll deduction plan, and associates (other than executive officers and directors as precluded by the Sarbanes-Oxley Act) are given the opportunity to purchase stock through loans financed by us with a partially subsidized interest rate. Under our incentive compensation plans, associates may earn a meaningful bonus based on individual and company performance. For some of our executive officers and other members of senior management, part of that bonus consists of restricted stock unit awards. Additionally, executive officers and other members of senior management are required to hold Markel stock in amounts that represent a substantial multiple of their annual compensation. We estimate that associates, including executive officers and directors, owned more than 10% of our outstanding shares at December 31, 2007. We believe that employee stock ownership and rewarding value-added performance align associates’ interests with the interests of non-employee shareholders.

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1, 2)

	2007	2006	2005
RESULTS OF OPERATIONS
Earned premiums	$2,117	$2,184	$1,938
Net investment income	306	271	242
Total operating revenues	2,483	2,519	2,200
Net income (loss)	406	393	148
Comprehensive income (loss)	337	551	64
Diluted net income (loss) per share	$40.64	$39.40	$14.80

FINANCIAL POSITION
Total investments and cash and cash equivalents	$7,788	$7,535	$6,588
Total assets	10,134	10,088	9,814
Unpaid losses and loss adjustment expenses	5,526	5,584	5,864
Convertible notes payable	—	—	99
Senior long-term debt	681	752	609
8.71% Junior Subordinated Debentures	—	106	141
Shareholders’ equity	2,641	2,296	1,705
Common shares outstanding (at year end, in thousands)	9,957	9,994	9,799

OPERATING PERFORMANCE MEASURES (1, 2, 3)

OPERATING DATA
Book value per common share outstanding	$265.26	$229.78	$174.04
Growth (decline) in book value per share	15%	32%	3%
5-Year CAGR in book value per share (4)	18%	16%	11%
Closing stock price	$491.10	$480.10	$317.05

RATIO ANALYSIS
U.S. GAAP combined ratio(5)	88%	87%	101%
Investment yield (6)	4%	4%	4%
Taxable equivalent total investment return (7)	5%	11%	2%
Investment leverage (8)	2.9	3.3	3.9
Debt to total capital	20%	27%	33%

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

(3)

Operating Performance Measures provide a basis for management to evaluate our performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion of management’s evaluation of these measures in Management’s Discussion & Analysis of Financial Condition and Results of Operations.

2004	2003	2002	2001	2000	1999	1998	10-Year CAGR (4)

$2,054	$1,864	$1,549	$1,207	$939	$437	$333	20%
204	183	170	171	154	88	71	16%
2,262	2,092	1,770	1,397	1,094	524	426	19%
165	123	75	(126)	(28)	41	57	—
273	222	73	(77)	81	(40)	68	—
$16.41	$12.31	$7.53	$(14.73)	$(3.99)	$7.20	$10.17	—

$6,317	$5,350	$4,314	$3,591	$3,136	$1,625	$1,483	19%
9,398	8,532	7,409	6,441	5,473	2,455	1,921	18%
5,482	4,930	4,367	3,700	3,037	1,344	934	19%
95	91	86	116	—	—	—	—
610	522	404	265	573	168	93	—
150	150	150	150	150	150	150	—
1,657	1,382	1,159	1,085	752	383	425	22%
9,847	9,847	9,832	9,820	7,331	5,590	5,522	—

$ 168.22	$ 140.38	$ 117.89	$ 110.50	$ 102.63	$ 68.59	$ 77.02	15%
20%	19%	7%	8%	50%	(11%)	18%	—
20%	13%	13%	18%	21%	22%	23%	—
$ 364.00	$ 253.51	$ 205.50	$ 179.65	$ 181.00	$ 155.00	$ 181.00	—

96%	99%	103%	124%	114%	101%	98%	—
4%	4%	4%	5%	6%	5%	5%	—
8%	11%	8%	8%	12%	(1%)	9%	—
3.8	3.9	3.7	3.3	4.2	4.2	3.5	—
34%	36%	36%	33%	49%	45%	36%	—

(4)	CAGR—compound annual growth rate.

(5)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(6)	Investment yield reflects net investment income as a percentage of average invested assets.

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

(8)	Investment leverage represents total invested assets divided by shareholders’ equity.

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,318,114 in 2007 and $4,996,386 in 2006)	$5,323,750	$5,000,969
Equity securities (cost of $1,263,266 in 2007 and $1,059,345 in 2006)	1,854,062	1,766,273
Short-term investments (estimated fair value approximates cost)	51,552	139,499
Investments in affiliates	81,181	73,439

TOTAL INVESTMENTS	7,310,545	6,980,180

Cash and cash equivalents	477,661	555,115
Receivables	296,295	322,982
Reinsurance recoverable on unpaid losses	1,072,918	1,257,453
Reinsurance recoverable on paid losses	78,306	105,003
Deferred policy acquisition costs	202,291	218,392
Prepaid reinsurance premiums	114,711	117,889
Goodwill and intangible assets	344,911	339,717
Other assets	236,781	191,400

TOTAL ASSETS	$10,134,419	$10,088,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,525,573	$5,583,879
Unearned premiums	940,309	1,007,801
Payables to insurance companies	39,790	58,880
Senior long-term debt (estimated fair value of $706,000 in 2007 and $801,000 in 2006)	680,698	751,978
Junior Subordinated Deferrable Interest Debentures (estimated fair value of $111,000 in 2006)	—	106,379
Other liabilities	306,887	282,821

TOTAL LIABILITIES	7,493,257	7,791,738

Shareholders’ equity:
Common stock	866,362	854,561
Retained earnings	1,417,269	1,015,679
Accumulated other comprehensive income:
Net unrealized holding gains on investments, net of taxes of $208,751 in 2007 and $249,029 in 2006	388,521	462,482
Cumulative translation adjustments, net of tax benefit of $4,050 in 2007 and $6,094 in 2006	(7,523)	(11,316)
Net actuarial pension loss, net of tax benefit of $12,636 in 2007 and $13,469 in 2006	(23,467)	(25,013)

TOTAL SHAREHOLDERS’ EQUITY	2,641,162	2,296,393
Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,134,419	$10,088,131

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,117,294	$2,184,381	$1,938,461
Net investment income	306,458	271,016	241,979
Net realized investment gains	59,504	63,608	19,708

TOTAL OPERATING REVENUES	2,483,256	2,519,005	2,200,148

OPERATING EXPENSES
Losses and loss adjustment expenses	1,096,203	1,132,579	1,299,983
Underwriting, acquisition and insurance expenses	756,699	767,853	650,323
Amortization of intangible assets	2,145	—	—

TOTAL OPERATING EXPENSES	1,855,047	1,900,432	1,950,306

OPERATING INCOME	628,209	618,573	249,842

Interest expense	56,251	65,172	63,842

INCOME BEFORE INCOME TAXES	571,958	553,401	186,000
Income tax expense	166,289	160,899	38,085

NET INCOME	$405,669	$392,502	$147,915

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on investments, net of taxes:
Net holding gains (losses) arising during the period	$(33,638)	$202,580	$(61,126)
Less reclassification adjustments for net gains included in net income	(40,323)	(42,607)	(13,439)

Net unrealized gains (losses)	(73,961)	159,973	(74,565)
Currency translation adjustments, net of taxes	3,793	(1,680)	(9,709)
Change in net actuarial pension loss, net of taxes	1,546	—	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(68,622)	158,293	(84,274)

COMPREHENSIVE INCOME	$337,047	$550,795	$63,641

NET INCOME PER SHARE
Basic	$40.73	$40.43	$15.05
Diluted	$40.64	$39.40	$14.80

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common	Common	Retained	Accumulated Other Comprehensive
	Shares	Stock	Earnings	Income	Total
	(in thousands)
Shareholders’ Equity at January 1, 2005	9,847	$742,288	$537,068	$377,147	$1,656,503
Net income	—	—	147,915	—	147,915
Net unrealized losses on investments, net of taxes	—	—	—	(74,565)	(74,565)
Currency translation adjustments, net of taxes	—	—	—	(9,709)	(9,709)

Comprehensive income					63,641
Issuance of common stock	1	—	—	—	—
Repurchase of common stock	(49)	—	(15,926)	—	(15,926)
Restricted stock units expensed	—	1,215	—	—	1,215

Shareholders’ Equity at December 31, 2005	9,799	743,503	669,057	292,873	1,705,433
Net income	—	—	392,502	—	392,502
Net unrealized gains on investments, net of taxes	—	—	—	159,973	159,973
Currency translation adjustments, net of taxes	—	—	—	(1,680)	(1,680)

Comprehensive income					550,795
Repurchase of common stock	(140)	—	(45,880)	—	(45,880)
Conversion of convertible notes payable	335	108,842	—	—	108,842
Restricted stock units expensed	—	1,342	—	—	1,342
Tax benefit on closed stock option plans	—	874	—	—	874
Adjustment to initially apply FASB Statement No. 158, net of taxes	—	—	—	(25,013)	(25,013)

Shareholders’ Equity at December 31, 2006	9,994	854,561	1,015,679	426,153	2,296,393
Net income	—	—	405,669	—	405,669
Net unrealized losses on investments, net of taxes	—	—	—	(73,961)	(73,961)
Currency translation adjustments, net of taxes	—	—	—	3,793	3,793
Change in net actuarial pension loss, net of taxes	—	—	—	1,546	1,546

Comprehensive income					337,047
Issuance of common stock	12	5,626	—	—	5,626
Repurchase of common stock	(49)	—	(24,210)	—	(24,210)
Cumulative effect of adoption of FASB Interpretation No. 48	—	2,831	20,131	—	22,962
Restricted stock units expensed	—	2,812	—	—	2,812
Tax benefit on closed stock option plans	—	532	—	—	532

SHAREHOLDERS’ EQUITY AT DECEMBER 31, 2007	9,957	$866,362	$1,417,269	$357,531	$2,641,162

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$405,669	$392,502	$147,915
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	31,935	30,561	(44,513)
Depreciation and amortization	30,528	34,042	36,344
Net realized investment gains	(59,504)	(63,608)	(19,708)
Decrease in receivables	27,088	11,531	50,274
Decrease (increase) in deferred policy acquisition costs	16,101	(6,063)	(10,363)
Increase in unpaid losses and loss adjustment expenses, net	102,185	170,279	370,082
Increase (decrease) in unearned premiums, net	(64,314)	26,688	20,541
Increase (decrease) in payables to insurance companies	(19,917)	(56,733)	33,887
Other	38,552	(21,145)	(41,698)

NET CASH PROVIDED BY OPERATING ACTIVITIES	508,323	518,054	542,761

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,000,148	1,557,654	1,839,065
Proceeds from maturities, calls and prepayments of fixed maturities	213,975	173,997	164,150
Cost of fixed maturities and equity securities purchased	(1,652,284)	(2,129,756)	(2,435,569)
Net change in short-term investments	87,947	109,042	(126,827)
Cost of investments in affiliates	(2,732)	(58,703)	(14,072)
Acquisitions, net of cash acquired	(8,103)	—	—
Net proceeds from sale of subsidiary	—	—	43,237
Additions to property and equipment	(14,495)	(9,192)	(29,498)
Other	(1,979)	1,715	727

NET CASH USED BY INVESTING ACTIVITIES	(377,523)	(355,243)	(558,787)

FINANCING ACTIVITIES
Additions to senior long-term debt	—	145,402	—
Repayments and retirement of senior long-term debt	(73,032)	(4,549)	(3,603)
Retirement of Junior Subordinated Deferrable Interest Debentures	(111,012)	(36,421)	(9,627)
Repurchases of common stock	(24,210)	(45,880)	(15,926)
Other	—	(5)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(208,254)	58,547	(29,156)

Increase (decrease) in cash and cash equivalents	(77,454)	221,358	(45,182)
Cash and cash equivalents at beginning of year	555,115	333,757	378,939

CASH AND CASH EQUIVALENTS AT END OF YEAR	$477,661	$555,115	$333,757

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

b) Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Management periodically reviews its estimates and assumptions. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, litigation contingencies, the reinsurance allowance for doubtful accounts and income tax liabilities, as well as analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

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

d) Investments in Affiliates. Investments in affiliates include investments in companies accounted for under the equity method of accounting. In applying the equity method, investments are recorded at cost and subsequently increased or decreased by the Company’s proportionate share of the net income or loss of the investee. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of its other comprehensive income (loss). Dividends or other equity distributions are recorded as a reduction of the investment.

e) Cash and Cash Equivalents. The Company considers all investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company’s cash and cash equivalents approximates fair value.

1. Summary of Significant Accounting Policies (continued)

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

h) Goodwill and Intangible Assets. Goodwill is tested for impairment at least annually. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally three to five years, and are reviewed for impairment.

i) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives (generally, the life of the lease for leasehold improvements, three to five years for furniture and equipment and three to ten years for other).

j) Income Taxes. The Company records deferred income taxes to reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company recognizes the tax benefit from an uncertain tax position taken or expected to be taken in income tax returns only if it is more likely than not that the tax position will be sustained upon examination by tax authorities, based on the technical merits of the position. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach, whereby the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement is recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

m) Stock Compensation Plans. In 2006, the Company adopted Statement of Financial Accounting Standards (Statement) No. 123 (revised 2004), Share-Based Payment. Prior to the adoption of Statement No. 123 (revised 2004), the Company applied the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. Under the fair value method principles of Statement No. 123 (revised 2004), pro forma stock-based compensation expense, net of taxes, and pro forma net income would not have differed from amounts reported in 2005.

Stock-based compensation expense is recognized as part of underwriting, acquisition and insurance expenses over the requisite service period. Stock-based compensation expense, net of taxes, was $2.9 million in 2007, $1.8 million in 2006 and $1.0 million in 2005.

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

o) Derivative Financial Instruments. Derivative instruments, including derivative instruments embedded in other contracts and derivative instruments resulting from hedging activities, are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. The changes in fair value of derivatives are recognized in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

The Company’s foreign exchange forward contracts are designated and qualified as hedges of a net investment in a foreign operation. The effective portion of the change in fair value resulting from these hedges is reported in currency translation adjustments as part of other comprehensive income (loss). The ineffective portion of the change in fair value is recognized in earnings.

1. Summary of Significant Accounting Policies (continued)

p) Comprehensive Income. Comprehensive income represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income, such as unrealized gains or losses on investments in fixed maturities and equity securities, foreign currency translation adjustments and changes in net actuarial pension loss.

q) Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the year. Prior to the conversion of the Company’s convertible notes payable in December 2006, diluted net income per share reflected the application of the if-converted method as defined in Statement No. 128, Earnings Per Share.

r) Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. Statement No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosure requirements regarding the use of fair value measurements. Statement No. 157 became effective for the Company on January 1, 2008. The adoption of Statement No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits entities to choose to measure specified financial instruments and certain other eligible items at fair value, with changes in fair value recognized in earnings. Statement No. 159 became effective for the Company on January 1, 2008. The Company did not elect the fair value option for assets and liabilities currently held, and therefore, the adoption of this standard did not have an impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Statement No. 141 (revised 2007) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of business combinations. For the Company, Statement No. 141 (revised 2007) applies prospectively to business combinations completed on or after January 1, 2009.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments

a) The following tables summarize the Company’s available-for-sale investments.

	December 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,040,893	$14,941	$(3,136)	$1,052,698
Obligations of states, municipalities and political subdivisions	1,830,088	27,235	(7,000)	1,850,323
Foreign governments	232,971	6,168	(1,680)	237,459
Public utilities	115,617	1,599	(278)	116,938
All other corporate bonds	2,098,545	18,720	(50,933)	2,066,332

Total fixed maturities	5,318,114	68,663	(63,027)	5,323,750
Equity securities:
Insurance companies, banks and trusts	556,889	372,598	(46,997)	882,490
Industrial, miscellaneous and all other	697,377	291,208	(26,337)	962,248
Nonredeemable preferred stocks	9,000	324	—	9,324

Total equity securities	1,263,266	664,130	(73,334)	1,854,062
Short-term investments	51,552	—	—	51,552

INVESTMENTS, AVAILABLE-FOR-SALE	$6,632,932	$732,793	$(136,361)	$7,229,364

(dollars in thousands)	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,125,912	$1,381	$(15,698)	$1,111,595
Obligations of states, municipalities and political subdivisions	1,638,768	32,617	(1,430)	1,669,955
Foreign governments	177,890	1,292	(1,234)	177,948
Public utilities	88,288	589	(657)	88,220
Convertibles and bonds with warrants	4,922	134	—	5,056
All other corporate bonds	1,960,606	10,653	(23,064)	1,948,195

Total fixed maturities	4,996,386	46,666	(42,083)	5,000,969
Equity securities:
Insurance companies, banks and trusts	519,909	361,593	(3,838)	877,664
Industrial, miscellaneous and all other	539,436	351,428	(2,255)	888,609

Total equity securities	1,059,345	713,021	(6,093)	1,766,273
Short-term investments	139,499	—	—	139,499

INVESTMENTS, AVAILABLE-FOR-SALE	$6,195,230	$759,687	$(48,176)	$6,906,741

2. Investments (continued)

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

(dollars in thousands)	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government Agencies	$—	$—	$351,431	$(3,136)	$351,431	$(3,136)
Obligations of states, municipalities and political subdivisions	405,652	(6,111)	122,547	(889)	528,199	(7,000)
Foreign governments	16,985	(358)	35,402	(1,322)	52,387	(1,680)
Public utilities	6,364	(68)	20,824	(210)	27,188	(278)
All other corporate bonds	406,401	(19,803)	864,812	(31,130)	1,271,213	(50,933)

Total fixed maturities	835,402	(26,340)	1,395,016	(36,687)	2,230,418	(63,027)
Equity securities:
Insurance companies, banks and trusts	141,624	(46,997)	—	—	141,624	(46,997)
Industrial, miscellaneous and all other	172,966	(26,337)	—	—	172,966	(26,337)

Total equity securities	314,590	(73,334)	—	—	314,590	(73,334)

TOTAL	$1,149,992	$(99,674)	$1,395,016	$(36,687)	$2,545,008	$(136,361)

At December 31, 2007, the Company held 469 securities with a total estimated fair value of $2.5 billion and gross unrealized losses of $136.4 million. Of the 469 securities, 266 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $1.4 billion and gross unrealized losses of $36.7 million. All 266 securities were fixed maturities where the Company expects to receive all interest and principal payments. At December 31, 2007, all securities with unrealized losses were reviewed and the Company believes that there were no indications of declines in estimated fair value that were considered to be other-than-temporary.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

(dollars in thousands)	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$220,397	$(979)	$660,736	$(14,719)	$881,133	$(15,698)
Obligations of states, municipalities and political subdivisions	47,119	(255)	172,027	(1,175)	219,146	(1,430)
Foreign governments	59,843	(653)	29,224	(581)	89,067	(1,234)
Public utilities	28,164	(197)	14,321	(460)	42,485	(657)
All other corporate bonds	805,556	(9,879)	530,891	(13,185)	1,336,447	(23,064)

Total fixed maturities	1,161,079	(11,963)	1,407,199	(30,120)	2,568,278	(42,083)
Equity securities:
Insurance companies, banks and trusts	7,120	(1,154)	36,731	(2,684)	43,851	(3,838)
Industrial, miscellaneous and all other	4,511	(86)	30,710	(2,169)	35,221	(2,255)

Total equity securities	11,631	(1,240)	67,441	(4,853)	79,072	(6,093)

TOTAL	$1,172,710	$(13,203)	$1,474,640	$(34,973)	$2,647,350	$(48,176)

At December 31, 2006, the Company held 503 securities with a total estimated fair value of $2.6 billion and gross unrealized losses of $48.2 million. Of the 503 securities, 322 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $1.5 billion and gross unrealized losses of $35.0 million.

c) The amortized cost and estimated fair value of fixed maturities at December 31, 2007 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$230,508	$229,852
Due after one year through five years	1,304,799	1,307,081
Due after five years through ten years	1,744,688	1,732,260
Due after ten years	2,038,119	2,054,557

TOTAL	$5,318,114	$5,323,750

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

(dollars in thousands)	Years Ended December 31,
	2007	2006	2005
Interest:
Municipal bonds (tax-exempt)	$73,942	$68,521	$59,994
Taxable bonds	179,372	160,890	152,059
Short-term investments, including overnight deposits	27,630	24,899	16,342
Dividends on equity securities	33,902	25,892	22,330
Income from investments in affiliates	5,069	5,439	—
Change in fair value of credit default swap	(3,115)	—	—
Other	(601)	(5,526)	(199)

	316,199	280,115	250,526
Less investment expenses	9,741	9,099	8,547

NET INVESTMENT INCOME	$306,458	$271,016	$241,979

e) The following table presents realized investment gains (losses) and the change in unrealized holding gains.

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Realized gains:
Sales of fixed maturities	$7,143	$18,077	$15,954
Sales of equity securities	82,306	69,497	21,664
Other	2,102	—	—

	91,551	87,574	37,618

Realized losses:
Sales of fixed maturities	(7,057)	(13,728)	(16,475)
Sales of equity securities	(516)	(3,795)	(467)
Other-than-temporary impairments	(19,841)	(4,501)	—
Other	(4,633)	(1,942)	(968)

	(32,047)	(23,966)	(17,910)

NET REALIZED INVESTMENT GAINS	$59,504	$63,608	$19,708

Change in unrealized holding gains:
Fixed maturities	$1,053	$(22,549)	$(63,528)
Equity securities	(116,132)	268,662	(51,189)

NET INCREASE (DECREASE)	$(115,079)	$246,113	$(114,717)

f) At December 31, 2007 and 2006, the Company had $1.6 billion of investments and cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of default by the Company on its obligations. These invested assets and the related liabilities are included on the Company’s consolidated balance sheet. The following discussion provides additional detail regarding irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company’s United States insurance companies had invested assets with a carrying value of $39.0 million and $38.5 million on deposit with state regulatory authorities at December 31, 2007 and 2006, respectively.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

Invested assets with a carrying value of $6.0 million and $8.3 million at December 31, 2007 and 2006, respectively, were held in trust for the benefit of cedents of the Company’s United States insurance companies.

Invested assets with a carrying value of $92.7 million and $106.2 million at December 31, 2007 and 2006, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL’s accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $29.7 million and $47.1 million at December 31, 2007 and 2006, respectively, were held in trust for the benefit of MIICL’s United States surplus lines policyholders.

Invested assets with a carrying value of $39.0 million and $34.2 million at December 31, 2007 and 2006, respectively, were held in trust for the benefit of MIICL’s Canadian cedents.

Banks have issued irrevocable undrawn letters of credit supporting the Company’s contingent liabilities related to certain reinsurance business written in the United States by MIICL. The Company had deposited invested assets with a carrying value of $31.0 million and $36.6 million at December 31, 2007 and 2006, respectively, as collateral against these letters of credit.

The Company had deposited $302.2 million and $401.2 million of invested assets with Lloyd’s to support its underwriting activities at December 31, 2007 and 2006, respectively. In addition, the Company had invested assets with a carrying value of $983.0 million and $945.4 million at December 31, 2007 and 2006, respectively, held in trust for the benefit of syndicate policyholders.

In accordance with the terms of its credit default swap agreement, the Company had $53.2 million of invested assets on deposit at December 31, 2007.

g) At December 31, 2007, the only investment in any one issuer that exceeded 10% of shareholders’ equity, excluding investments in U.S. Treasury securities and obligations of U.S. government agencies, was the Company’s investment in Berkshire Hathaway Inc., which had a fair value of $291.2 million.

3. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2007	2006
Amounts receivable from agents, brokers and insureds	$237,017	$267,530
Less allowance for doubtful receivables	7,508	6,637

	229,509	260,893
Employee stock loans receivable (see note 12)	18,229	16,245
Recoverable from Marsh, Inc.	15,255	20,474
Other	33,302	25,370

RECEIVABLES	$296,295	$322,982

Amounts receivable from agents, brokers and insureds included $23.6 million and $56.1 million of accrued premium income at December 31, 2007 and 2006, respectively. Accrued premium income represents the difference between estimated cumulative ultimate gross written premiums and cumulative billed premiums. This timing difference arises because producers have obligated the Company to provide coverage but have not yet reported final policy information.

3. Receivables (continued)

The recoverable from Marsh, Inc. relates to the 2002 settlement of a reinsurance dispute. As a result of the settlement, Marsh, Inc. agreed to pay 57% of future claims from the program involved in the dispute. The receivable from Marsh, Inc. was reduced $1.1 million and $11.4 million during 2007 and 2006, respectively, as a result of a decrease in the estimated loss reserves for the program that gave rise to the reinsurance dispute. Marsh, Inc. is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc.

4. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Balance, beginning of year	$218,392	$212,329	$204,579
Policy acquisition costs of sold subsidiary	—	—	(2,613)
Policy acquisition costs deferred	501,702	538,640	485,258
Amortization of policy acquisition costs	(517,803)	(532,577)	(474,895)

DEFERRED POLICY ACQUISITION COSTS	$202,291	$218,392	$212,329

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Amortization of policy acquisition costs	$517,803	$532,577	$474,895
Other operating expenses	238,896	235,276	175,428

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES	$756,699	$767,853	$650,323

5. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2007	2006
Land	$18,262	$18,262
Leasehold improvements	35,360	30,171
Furniture and equipment	67,569	58,620
Other	1,898	1,798

	123,089	108,851
Less accumulated depreciation and amortization	72,563	62,884

PROPERTY AND EQUIPMENT	$50,526	$45,967

Depreciation and amortization expense of property and equipment was $10.3 million, $9.8 million and $10.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company does not own any material properties as it leases substantially all of its facilities and certain furniture and equipment under operating leases with remaining terms up to approximately 13 years.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property and Equipment (continued)

The following table summarizes the Company’s minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2007.

Years Ending December 31,	(dollars in thousands)
2008	$16,384
2009	16,185
2010	16,018
2011	12,348
2012	9,926
2013 and thereafter	43,252

TOTAL	$114,113

Total rental expense for the years ended December 31, 2007, 2006 and 2005 was approximately $18.5 million, $15.5 million and $13.2 million, respectively.

6. Goodwill and Intangible Assets

The following table presents the components of goodwill and intangible assets.

(dollars in thousands)	Goodwill	Intangible Assets	Total
January 1, 2007	$339,717	$—	$339,717
Adjustment for adoption of FASB Interpretation No. 48 (see note 7)	(9,388)	—	(9,388)
Acquisitions	1,887	14,840	16,727
Amortization	—	(2,145)	(2,145)

December 31, 2007	$332,216	$12,695	$344,911

Goodwill is tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. There was no indication of goodwill impairment during 2007 or 2006.

The carrying amounts of goodwill by reporting unit at December 31, 2007 were as follows: Excess and Surplus Lines, $81.8 million; Specialty Admitted, $1.9 million; and London Insurance Market, $248.5 million. The carrying amounts of goodwill by reporting unit at December 31, 2006 were as follows: Excess and Surplus Lines, $81.8 million, and London Insurance Market, $257.9 million.

On April 2, 2007, the Company acquired a wholesale insurance broker that markets and underwrites social services insurance programs for a combination of cash and common stock. In connection with this acquisition, the Company recognized goodwill of $1.9 million and intangible assets of $8.8 million. Results attributable to this acquisition are included in the Specialty Admitted segment.

On June 15, 2007, the Company acquired a managing general agent that markets and underwrites errors and omissions insurance products. In connection with this acquisition, the Company recognized intangible assets of $6.0 million. Results attributable to this acquisition are included in the Excess and Surplus Lines segment.

7. Income Taxes

Income before income taxes includes the following components.

(dollars in thousands)	Years Ended December 31,
	2007	2006	2005
Domestic	$436,392	$466,750	$245,190
Foreign	135,566	86,651	(59,190)

INCOME BEFORE INCOME TAXES	$571,958	$553,401	$186,000

Income tax expense includes the following components.

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Current:
Federal–domestic operations	$130,624	$130,180	$81,892
Federal–foreign operations	3,730	158	706

Total current tax expense	134,354	130,338	82,598

Deferred:
Federal–domestic operations	(1,984)	6,741	(15,180)
Federal–foreign operations	39,331	(1,930)	(8,720)
Foreign–foreign operations	(5,412)	25,750	(20,613)

Total deferred tax expense (benefit)	31,935	30,561	(44,513)

INCOME TAX EXPENSE	$166,289	$160,899	$38,085

In 2007, income tax expense included interest and penalties of $3.8 million. At December 31, 2007 and 2006, other liabilities on the consolidated balance sheets included $7.1 million and $3.3 million, respectively, for potential payment of interest and penalties.

In general, the Company is not subject to state income taxation; therefore, state income tax expense is not material to the consolidated financial statements.

The Company made net income tax payments of $137.8 million, $145.6 million and $65.9 million in 2007, 2006 and 2005, respectively. Current income taxes payable were $5.9 million and $12.2 million at December 31, 2007 and 2006, respectively, and were included in other liabilities on the consolidated balance sheets.

Reconciliations of the United States corporate income tax rate to the effective tax rate on income before income taxes are presented in the following table.

	Years Ended December 31,
	2007	2006	2005
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	(5)	(5)	(12)
Sale of subsidiary	—	—	(4)
Tax reserve adjustment	—	—	1
Other	(1)	(1)	—

EFFECTIVE TAX RATE	29%	29%	20%

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

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

(dollars in thousands)	December 31,
	2007	2006
Assets:
Differences between financial reporting and tax bases	$128,158	$108,674
Unpaid losses and loss adjustment expenses not yet deductible for income tax purposes	135,343	138,152
Unearned premiums recognized for income tax purposes	49,080	54,826
Net operating loss carry forwards	122,470	150,982
Domestic asset on foreign tax losses	—	25,658
Domestic asset on future foreign taxable items	77,323	65,232

Total gross deferred tax assets	512,374	543,524
Less valuation allowance	(6,607)	(43,899)

Total gross deferred tax assets, net of allowance	505,767	499,625

Liabilities:
Differences between financial reporting and tax bases	94,259	78,973
Unpaid losses and loss adjustment expenses deductible for income tax purposes in excess of financial statement purposes	—	23
Deferred policy acquisition costs	60,263	67,541
Accumulated other comprehensive income	192,065	229,466
Domestic liability on foreign tax losses	18,894	—
Domestic liability on future foreign deductible items	37,901	29,348
Domestic liability on undistributed earnings of foreign subsidiaries	23,281	27,129
Other	—	28,024

Total gross deferred tax liabilities	426,663	460,504

NET DEFERRED TAX ASSET	$79,104	$39,121

Net deferred tax asset—foreign	102,676	106,990
Net deferred tax liability —domestic	(23,572)	(67,869)

NET DEFERRED TAX ASSET	$79,104	$39,121

The net deferred tax asset at December 31, 2007 and 2006 is included in other assets on the consolidated balance sheets.

7. Income Taxes (continued)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adopting FIN 48, retained earnings increased $20.1 million; goodwill decreased $9.4 million, primarily related to the Company’s acquisition of Markel International; and common stock increased $2.8 million related to closed stock option plans and other capital transactions.

Upon acquiring Markel International, the Company established a $45.8 million valuation allowance, substantially all of which related to pre-acquisition losses at Markel Capital. A valuation allowance was considered necessary due to the uncertainty of realizing a future tax benefit on these losses. Since the acquisition, the valuation allowance was reduced $3.2 million as deferred tax assets established at that time were realized. Additionally, upon adoption of FIN 48, the valuation allowance and the corresponding deferred tax asset related to Markel Capital’s net operating loss carryforwards were both decreased by $37.5 million. These reductions were offset in part by an increase of $1.5 million resulting from management’s determination in 2004 that it was more likely than not that some of the Company’s post-acquisition losses for its Bermuda-based subsidiary would not be realized.

At December 31, 2007, the Company had net operating losses of $296 million attributable to its foreign operations. Approximately $175 million of these losses can be carried forward indefinitely to offset the future taxable income of the respective operations, while remaining losses of $121 million expire between the years 2018 and 2026. The Company estimates that it will realize $332.9 million of the gross deferred tax assets, including net operating losses, recorded at December 31, 2007 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. The Company believes that it is more likely than not that it will realize $133.1 million of gross deferred tax assets, net of the valuation allowance, by generating future taxable income and by using prudent and feasible tax planning strategies if future taxable income is not sufficient. While management believes the valuation allowance at December 31, 2007 is adequate, changes in management’s estimate of future taxable income to be generated by its foreign subsidiaries or changes in the Company’s ability to use tax planning strategies could result in an increase in the valuation allowance through a charge to earnings.

At December 31, 2007, the Company had unrecognized tax benefits of $48.4 million. If recognized, $8.0 million of these tax benefits would decrease the annual effective tax rate, $38.4 million would decrease goodwill and $2.0 million would decrease deferred tax assets in the year those benefits are realized. The Company does not currently anticipate any significant changes in unrecognized tax benefits during 2008.

The following table presents a reconciliation of beginning and ending unrecognized tax benefits.

(dollars in thousands)	Year Ended December 31, 2007
Unrecognized Tax Benefits, Beginning of Year	$45,757
Increases based upon tax positions taken during the current year	1,432
Increases for tax positions taken in prior years	1,835
Decreases for tax positions taken in prior years	(489)
Settlement with taxing authorities	(164)

UNRECOGNIZED TAX BENEFITS, END OF YEAR	$48,371

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

Provisions for United States income taxes on undistributed earnings of foreign subsidiaries are made only on those amounts in excess of the funds that are considered to be permanently reinvested. Pre-acquisition earnings of the Company’s foreign subsidiaries are considered permanently reinvested and no provision for United States income taxes has been recorded. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings due to the complexity of this calculation.

The Company is subject to income tax in the United States and in foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2004. In November 2007, the Internal Revenue Service completed its examination of the Company’s 2005 federal income tax return. No material adjustments were made to the Company’s consolidated financial statements as a result of this examination.

8. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

(dollars in thousands)	Years Ended December 31,
	2007	2006	2005
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$4,326,426	$4,039,377	$3,841,091
Foreign currency movements, commutations, dispositions and other	40,656	172,492	(142,974)

ADJUSTED NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	4,367,082	4,211,869	3,698,117
Incurred losses and loss adjustment expenses:
Current year	1,293,529	1,264,918	1,350,568
Prior years	(197,326)	(132,339)	(50,585)

TOTAL INCURRED LOSSES AND LOSS ADJUSTMENT EXPENSES	1,096,203	1,132,579	1,299,983

Payments:
Current year	226,861	208,310	227,288
Prior years	783,795	799,519	717,157

TOTAL PAYMENTS	1,010,656	1,007,829	944,445

Foreign exchange adjustment	1,166	1,207	(28)
Change in recoverable from Marsh, Inc. (see note 3)	(1,140)	(11,400)	(14,250)

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	4,452,655	4,326,426	4,039,377

Reinsurance recoverable on unpaid losses	1,072,918	1,257,453	1,824,300

GROSS RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$5,525,573	$5,583,879	$5,863,677

8. Unpaid Losses and Loss Adjustment Expenses (continued)

Beginning of year net reserves for losses and loss adjustment expenses are adjusted, when applicable, for the impact of changes in foreign currency rates, commutations, acquisitions and dispositions. In 2007, the increase in beginning of year net reserves for losses and loss adjustment expenses was primarily due to an unfavorable movement of $49.6 million in the foreign currency rate of exchange between the United States Dollar and the United Kingdom Sterling, offset in part by an $8.9 million decrease related to the completion of several reinsurance commutations. In 2006, the increase in beginning of year net reserves for losses and loss adjustment expenses was primarily due to an unfavorable movement of $101.9 million in the foreign currency rate of exchange between the United States Dollar and the United Kingdom Sterling and a $51.8 million increase related to the completion of several reinsurance commutations. In 2005, the reduction to the beginning of year net reserves for losses and loss adjustment expenses was primarily due to a favorable movement of $103.1 million in the foreign currency rate of exchange between the United States Dollar and the United Kingdom Sterling and a $45.2 million decrease related to the sale of Corifrance.

In 2007, incurred losses and loss adjustment expenses included $197.3 million of favorable development on prior years’ loss reserves, which was primarily due to $166.6 million of loss reserve redundancies experienced at the Markel Shand Professional/Products Liability unit and Markel International as a result of the favorable insurance market conditions experienced in recent years. The favorable development on prior years’ loss reserves in 2007 was partially offset by $34.0 million of adverse development on prior years’ loss reserves on asbestos and environmental exposures.

This year’s review of asbestos and environmental loss reserves was completed during the third quarter of 2007. During the 2007 review, the Company noted higher than expected settlements on existing claims, which resulted in an increase in the Company’s estimate of ultimate loss reserves for asbestos and environmental exposures. During the 2006 and 2005 reviews, the Company noted an increase in the severity of losses on reported claims, which resulted in an increase in the Company’s estimate of ultimate loss reserves for asbestos and environmental exposures and related reinsurance bad debt. The increases in the allowance for potentially uncollectible reinsurance were required to provide for potential collection disputes with reinsurers and to increase reserves for financially weak or insolvent reinsurers.

In 2006, incurred losses and loss adjustment expenses included $132.3 million of favorable development on prior years’ loss reserves, which was primarily due to $182.1 million of loss reserve redundancies experienced at the Markel Shand Professional/Products Liability unit as a result of the favorable insurance market conditions experienced in recent years. This favorable development on prior years’ loss reserves was partially offset by $61.1 million of adverse loss reserve development on Hurricanes Katrina, Rita and Wilma (the 2005 Hurricanes). During 2006, losses on the 2005 Hurricanes were primarily concentrated in the contract property and delegated authority books of business included in the Excess and Surplus Lines and London Insurance Market segments. The Company also recognized $16.7 million of adverse development on prior years’ loss reserves on asbestos and environmental exposures and related reinsurance bad debt in 2006.

Current year incurred losses and loss adjustment expenses for 2005 included $188.7 million of net losses on the 2005 Hurricanes. Prior years’ incurred losses and loss adjustment expenses reflected favorable development in 2005 of $50.6 million, which was primarily due to $126.4 million of loss reserve redundancies experienced at the Markel Shand Professional/Products Liability and Markel Specialty Program Insurance units as a result of the favorable insurance market conditions experienced during 2002 to 2004. In 2005, the favorable development on prior years’ loss reserves was partially offset by $31.3 million of loss reserve development on asbestos and environmental exposures and related reinsurance bad debt and $35.4 million of adverse development at the Markel Brokered Excess and Surplus Lines unit.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses (continued)

Inherent in the Company’s reserving practices is the desire to establish loss reserves that are more likely redundant than deficient. As such, the Company seeks to establish loss reserves that will ultimately prove to be adequate. Furthermore, the Company’s philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but uncertainty remains regarding the potential for adverse development of estimated ultimate liabilities.

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market conditions, policy forms and exposures. Greater judgment may be required when new product lines are introduced or when there have been changes in claims handling practices, as the statistical data available may be insufficient. The Company’s estimates reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, law changes and recent trends in these factors. In some of the Company’s markets, and where the Company acts as a reinsurer, the timing and amount of information reported about underlying claims are in the control of third parties. This can also affect estimates and require re-estimation as new information becomes available.

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

b) The Company’s exposure to asbestos and environmental (A&E) claims results from policies written by acquired insurance operations before their acquisitions by the Company. The Company’s exposure to A&E claims originated from umbrella, excess and commercial general liability (CGL) insurance policies and assumed reinsurance contracts that were written on an occurrence basis from the 1970s to mid-1980s. Exposure also originated from claims-made policies that were designed to cover environmental risks provided that all other terms and conditions of the policy were met.

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

8. Unpaid Losses and Loss Adjustment Expenses (continued)

The following table provides a reconciliation of beginning and ending A&E reserves for losses and loss adjustment expenses, which are a component of consolidated unpaid losses and loss adjustment expenses.

(dollars in thousands)	Years Ended December 31,
	2007	2006	2005
NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$214,439	$211,283	$243,196
Commutations and other	(14,454)	13,399	(43,749)

ADJUSTED NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	199,985	224,682	199,447
Incurred losses and loss adjustment expenses	33,254	17,237	22,099
Payments	11,585	27,480	10,263

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	221,654	214,439	211,283

Reinsurance recoverable on unpaid losses	123,483	145,524	184,480

GROSS RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$345,137	$359,963	$395,763

Incurred losses and loss adjustment expenses for 2007, 2006 and 2005 were primarily due to adverse development of asbestos-related reserves. At December 31, 2007, asbestos-related reserves were $256.9 million and $153.3 million on a gross and net basis, respectively.

Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $120.0 million and $101.7 million, respectively, at December 31, 2007. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $326.4 million at December 31, 2007, which includes $51.2 million of litigation-related expense.

The Company’s reserves for losses and loss adjustment expenses related to A&E exposures represent management’s best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company’s statistical analysis of these reserves is reviewed by the Company’s independent actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company’s gross and net A&E reserves at December 31, 2007 are adequate.

9. Convertible Notes Payable

During 2001, the Company issued $408.0 million principal amount at maturity, $112.9 million net proceeds, of Liquid Yield Option™ Notes (LYONs). The LYONs were zero coupon senior notes issued at a price of $283.19 per LYON, representing a yield to maturity of 4.25%, with a stated maturity of June 5, 2031. Until their conversion in December 2006, the Company used the effective yield method to recognize the accretion of the discount from the issue price to the face amount of the LYONs at maturity. In 2006 and 2005, the accretion of the discount was included in interest expense. Upon conversion of the LYONs, the Company issued approximately 335,000 shares of common stock.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Senior Long-Term Debt

The following table summarizes the Company’s senior long-term debt.

(dollars in thousands)	December 31,
	2007	2006
7.20% unsecured senior notes, due August 15, 2007, interest payable semi-annually, net of unamortized discount of $373 in 2006	$—	$72,659
7.00% unsecured senior notes, due May 15, 2008, interest payable semi-annually, net of unamortized discount of $371 in 2007 and $1,261 in 2006	92,679	91,789
6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $1,389 in 2007 and $ 1,658 in 2006	245,276	245,007
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $2,821 in 2007 and $ 2,927 in 2006	197,179	197,073
7.50% unsecured senior debentures, due August 22, 2046, interest payable quarterly, net of unamortized discount of $4,436 in 2007 and $ 4,550 in 2006	145,564	145,450

SENIOR LONG-TERM DEBT	$680,698	$751,978

On August 15, 2007, the 7.20% unsecured senior notes matured and were repaid for $73.0 million.

On August 22, 2006, the Company issued $150 million of 7.50% unsecured senior debentures due August 22, 2046. Net proceeds to the Company were $145.4 million and a portion was used to retire the Junior Subordinated Deferrable Interest Debentures on January 2, 2007.

The Company maintains a revolving credit facility that provides $375 million of capacity for working capital and other general corporate purposes and expires December 2010. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.125% at December 31, 2007) on the unused portion of the facility based on the Company’s debt to total capital ratio as calculated under the agreement. At both December 31, 2007 and 2006, the Company had no borrowings outstanding under the revolving credit facility.

At December 31, 2007, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company is not in compliance with its covenants, the Company’s access to the credit facility could be restricted. While the Company believes such events are unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity.

The Company’s unsecured senior notes are not redeemable; however, the Company’s 7.50% unsecured senior debentures are redeemable by the Company at any time after August 22, 2011. None of the Company’s senior long-term debt is subject to any sinking fund requirements.

The estimated fair value based on quoted market prices of the Company’s senior long-term debt was approximately $706 million and $801 million at December 31, 2007 and 2006, respectively.

10. Senior Long-Term Debt (continued)

The following table summarizes the future principal payments due at maturity on senior long-term debt as of December 31, 2007.

Years Ending December 31,	(dollars in thousands)
2008	$93,050
2009	—
2010	—
2011	—
2012	—
2013 and thereafter	596,665

TOTAL PRINCIPAL PAYMENTS	$689,715
Less unamortized discount	(9,017)

SENIOR LONG-TERM DEBT	$680,698

The Company paid $55.1 million, $46.7 million and $44.5 million in interest on its senior long-term debt during the years ended December 31, 2007, 2006 and 2005, respectively.

11. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

On January 8, 1997, the Company arranged the sale of $150 million of Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities) issued under an Amended and Restated Declaration of Trust dated January 13, 1997 by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase the Company’s 8.71% Junior Subordinated Debentures due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997. The 8.71% Junior Subordinated Debentures were the sole assets of the Trust. In 2006, the Company repurchased $34.7 million principal amount of its 8.71% Junior Subordinated Debentures. The Company redeemed the remaining outstanding 8.71% Junior Subordinated Debentures for $111.0 million on January 2, 2007.

The Company paid $10.6 million and $12.8 million in interest on the 8.71% Junior Subordinated Debentures during the years ended December 31, 2006 and 2005, respectively. The estimated fair value based on quoted market prices of the 8.71% Junior Subordinated Debentures was approximately $111 million at December 31, 2006.

12. Shareholders’ Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,956,743 shares and 9,994,263 shares were issued and outstanding at December 31, 2007 and 2006, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at December 31, 2007 or 2006.

In August 2005, the Company’s Board of Directors approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. In 2007, the Company repurchased 49,500 shares of common stock at a cost of $24.2 million under the Program. Since the Program’s inception, the Company has repurchased 208,700 shares of common stock at a cost of $76.4 million.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Shareholders’ Equity (continued)

b) Net income per share is determined by dividing net income by the applicable weighted average shares outstanding.

(in thousands, except per share amounts)	Years Ended December 31,
	2007	2006	2005
Net income as reported	$405,669	$392,502	$147,915
Interest expense, net of tax, on convertible notes payable	—	2,489	2,648

Adjusted net income	$405,669	$394,991	$150,563

Basic common shares outstanding	9,961	9,709	9,827
Dilutive effect of convertible notes payable	—	303	335
Other dilutive potential common shares	20	12	9

Diluted shares outstanding	9,981	10,024	10,171

Basic net income per share	$40.73	$40.43	$15.05

Diluted net income per share	$40.64	$39.40	$14.80

Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options and restricted stock.

c) The Company’s Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company’s common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan’s loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. The Company initially authorized 100,000 shares for purchase under this plan, of which 13,198 shares were available for purchase at December 31, 2006. In 2007, the Company authorized an additional 100,000 shares for purchase. At December 31, 2007, 89,977 shares were available for purchase under the plan. At December 31, 2007 and 2006, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $18.2 million and $16.2 million, respectively.

d) The Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan) provides for grants or awards of cash, restricted stock, restricted stock units, performance grants and other stock-based awards to employees and directors. The Omnibus Incentive Plan does not authorize grants of stock options. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee) and will terminate on March 5, 2013. At December 31, 2007, there were 150,000 shares reserved for issuance under the Omnibus Incentive Plan. As of December 31, 2007, 6,250 Restricted Stock Units, as defined by the Omnibus Incentive Plan, have been awarded to the Company’s non-employee directors. The Company has also provided for performance-based Restricted Stock Unit awards to certain associates and executive officers. Under the terms of these awards, as of December 31, 2007, 28,170 Restricted Stock Units have been awarded to certain associates and executive officers based upon meeting performance conditions determined by a subcommittee of the Compensation Committee. Awards granted to non-employee directors

12. Shareholders’ Equity (continued)

generally vest ratably over a five-year period from the date of grant, while awards granted to certain associates and executive officers vest at the end of the fifth year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company’s common stock for each vested Restricted Stock Unit.

The following table summarizes nonvested Restricted Stock Unit awards.

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested units at January 1, 2007	20,458	$312.23
Granted	9,674	492.30
Vested	(1,000)	255.99

Nonvested units at December 31, 2007	29,132	$373.96

The fair value of Restricted Stock Units is determined based on the closing price of the Company’s common shares on the grant date. The weighted average grant-date fair value of Restricted Stock Units awarded in 2007, 2006 and 2005 was $492.30, $324.00 and $366.69, respectively. As of December 31, 2007, unrecognized compensation cost related to nonvested Restricted Stock Units was $5.3 million, which is expected to be recognized over a weighted average period of 3.3 years. The fair value of Restricted Stock Units vested during 2007, 2006 and 2005 was $0.3 million, $0.4 million and $0.3 million, respectively.

e) In connection with the acquisition of Markel International, the Company provided for the conversion of options under Markel International’s Octavian Stock Option Plan (Octavian Plan) into options to purchase the Company’s common shares. The Octavian Plan provided for the issuance of options to members of management of Octavian (now Markel Syndicate Management) based on profit commissions receivable by Markel Syndicate Management for the 1997 to 2000 years of account at Lloyd’s. At December 31, 2007 and 2006, 254 options and 444 options, respectively, were outstanding and exercisable under the Octavian Plan. The outstanding options have a nominal exercise price, and no further options are available for issuance under the Octavian Plan. Options expire seven years from the date of issue.

The Company’s weighted average remaining contractual life for stock options outstanding under the Octavian Plan was 2.4 years at December 31, 2007.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes net holding gains (losses) on investments arising during the period less reclassification adjustments for net gains included in net income. Other comprehensive income (loss) also includes foreign currency translation adjustments and changes in net actuarial pension loss. The related tax expense (benefit) on net holding gains (losses) on investments arising during the period was $(18.6) million, $109.1 million and $(32.9) million for 2007, 2006 and 2005, respectively. The related tax expense on the reclassification adjustments for net gains included in net income was $21.7 million, $22.9 million and $7.2 million for 2007, 2006 and 2005, respectively. The related tax expense (benefit) on foreign currency translation adjustments was $2.0 million, $(0.9) million and $(5.2) million for 2007, 2006 and 2005, respectively. The related tax expense on the change in net actuarial pension loss was $0.8 million for 2007.

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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2007 and 2006, balances recoverable from the Company’s ten largest reinsurers, by group, represented approximately 72% and 71%, respectively, of the reinsurance recoverable on paid and unpaid losses. At December 31, 2007, the Company’s largest reinsurance balance was due from the Munich Re Group and represented 16% of the reinsurance recoverable on paid and unpaid losses.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements.

14. Reinsurance (continued)

The following table summarizes the Company’s reinsurance allowance for doubtful accounts.

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
REINSURANCE ALLOWANCE, BEGINNING OF YEAR	$184,995	$194,337	$177,441
Additions:
Charged to expense	—	214	29,978
Charged to other accounts	92	15,700	2,657

TOTAL REINSURANCE ALLOWANCE ADDITIONS	92	15,914	32,635

Deductions	17,622	25,256	15,739

REINSURANCE ALLOWANCE, END OF YEAR	$167,465	$184,995	$194,337

The amount charged to expense in 2005 was primarily due to the deterioration in the financial condition of certain reinsurers, most of whom no longer participate in treaties with the Company.

Management believes the Company’s reinsurance allowance for doubtful accounts is adequate at December 31, 2007; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges.

The following table summarizes the effect of reinsurance on premiums written and earned.

(dollars in thousands)	Years Ended December 31,
	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Direct	$2,164,035	$2,248,385	$2,365,802	$2,374,250	$2,252,730	$2,272,038
Assumed	194,904	184,037	170,428	165,889	148,604	132,848
Ceded	(311,177)	(315,128)	(341,285)	(355,758)	(428,740)	(466,425)

Net Premiums	$2,047,762	$2,117,294	$2,194,945	$2,184,381	$1,972,594	$1,938,461

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $98.0 million, $67.0 million and $616.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Ceded incurred losses and loss adjustment expenses in 2005 included ceded losses on the 2005 Hurricanes of $567.9 million.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 2007, 2006 and 2005 was approximately 9%, 8% and 7%, respectively.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Contingencies

The Company’s estimates of losses from the 2005 Hurricanes assume that flood exclusions in its property policies will generally apply to flood damage in the New Orleans area following Hurricane Katrina. Beginning in late November 2006, Louisiana state and federal trial courts ruled in a number of cases (most of which the Company was not a party to) that flood damage following the New Orleans area levee breaches may not be excluded from coverage under policies similar to those the Company has written. The initial federal court ruling was appealed to the United States Court of Appeals for the Fifth Circuit, and that court overturned the trial court ruling, holding that flood exclusions in the policies under consideration unambiguously excluded coverage. While this ruling is favorable to the Company’s position and is binding on federal trial courts in the Fifth Circuit (Louisiana, Mississippi and Texas) where much of the Katrina-related litigation is taking place, there is also pending litigation in state courts, which are not bound by the Fifth Circuit’s ruling. If there is an adverse ruling by the Louisiana Supreme Court holding that flood damage is covered under the Company’s policies, losses associated with Hurricane Katrina could increase. Given the significant uncertainties involved, the Company cannot quantify the potential adverse impact of any such rulings at this time, but it could be material.

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

(dollars in thousands)	Years Ended December 31,
	2007	2006	2005
Net income	$287,520	$339,662	$209,645

Statutory capital and surplus	$1,283,860	$1,376,836	$1,147,519

The laws of the domicile states of the Company’s domestic insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company’s domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2007, the Company’s domestic insurance subsidiaries could pay up to $282.6 million during the following 12 months under the ordinary dividend regulations.

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

The following table summarizes MIICL’s FSA Return net income and policyholders’ surplus.

(dollars in thousands)	Years Ended December 31,
	2007(1)	2006	2005
Net income	$64,535	$51,343	$13,490

Policyholders’ surplus	$329,155	$312,073	$284,032

(1)	Estimated and unaudited.

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

For 2007, 24% of the Company’s gross written premiums related to foreign risks, of which 33% were from the United Kingdom. For 2006, 22% of the Company’s gross written premiums related to foreign risks, of which 36% were from the United Kingdom. For 2005, 21% of the Company’s gross written premiums related to foreign risks, of which 42% were from the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which gross written premiums were material. Gross written premiums are attributed to individual countries based upon location of risk.

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

(dollars in thousands)	Year Ended December 31, 2007
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,316,691	$346,647	$693,197	$—	$2,404	$2,358,939
Net written premiums	1,121,373	322,461	601,976	—	1,952	2,047,762
Earned premiums	1,154,773	320,144	640,425	—	1,952	2,117,294
Losses and loss adjustment expenses	539,910	177,970	354,968	—	23,355	1,096,203
Amortization of policy acquisition costs	281,466	77,646	158,691	—	—	517,803
Other operating expenses	127,980	37,641	80,396	—	(7,121)	238,896

Underwriting profit (loss)	205,417	26,887	46,370	—	(14,282)	264,392

Net investment income	—	—	—	306,458	—	306,458
Net realized investment gains	—	—	—	59,504	—	59,504

Segment profit (loss)	$205,417	$26,887	$46,370	$365,962	$(14,282)	$630,354

Amortization of intangible assets						2,145
Interest expense						56,251

Income before income taxes						$571,958

U.S. GAAP combined ratio (1)	82%	92%	93%	—	NM (2)	88%

(dollars in thousands)	Year Ended December 31, 2006
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,465,725	$340,483	$729,160	$—	$862	$2,536,230
Net written premiums	1,228,797	322,466	643,485	—	197	2,194,945
Earned premiums	1,242,184	317,401	624,599	—	197	2,184,381
Losses and loss adjustment expenses	538,943	180,556	391,395	—	21,685	1,132,579
Amortization of policy acquisition costs	308,518	76,153	147,906	—	—	532,577
Other operating expenses	115,408	32,596	85,322	—	1,950	235,276

Underwriting profit (loss)	279,315	28,096	(24)	—	(23,438)	283,949

Net investment income	—	—	—	271,016	—	271,016
Net realized investment gains	—	—	—	63,608	—	63,608

Segment profit (loss)	$279,315	$28,096	$(24)	$334,624	$(23,438)	$618,573

Interest expense						65,172

Income Before Income Taxes						$553,401

U.S. GAAP combined ratio (1)	78%	91%	100%	—	NM (2)	87%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

18. Segment Reporting Disclosures (continued)

(dollars in thousands)	Year Ended December 31, 2005
	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,439,744	$318,717	$640,986	$—	$1,887	$2,401,334
Net written premiums	1,160,948	299,665	510,836	—	1,145	1,972,594
Earned premiums	1,138,525	291,273	507,518	—	1,145	1,938,461
Losses and loss adjustment expenses	674,926	147,590	443,964	—	33,503	1,299,983
Amortization of policy acquisition costs	271,707	70,683	132,505	—	—	474,895
Other operating expenses	95,712	22,739	60,540	—	(3,563)	175,428

Underwriting profit (loss)	96,180	50,261	(129,491)	—	(28,795)	(11,845)

Net investment income	—	—	—	241,979	—	241,979
Net realized investment gains	—	—	—	19,708	—	19,708

Segment profit (loss)	$96,180	$50,261	$(129,491)	$261,687	$(28,795)	$249,842

Interest expense						63,842

Income Before Income Taxes						$186,000

U.S. GAAP combined ratio(1)	92%	83%	126%	—	NM (2)	101%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

b) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2007
Excess and Surplus Lines	$111,075	$536,791	$2,614,817
Specialty Admitted	35,512	156,235	299,623
London Insurance Market	55,704	247,283	1,966,698
Other	—	—	644,435

TOTAL	$202,291	$940,309	$5,525,573

December 31, 2006
Excess and Surplus Lines	$124,762	$580,608	$2,568,967
Specialty Admitted	34,123	150,741	264,923
London Insurance Market	59,507	276,452	2,051,440
Other	—	—	698,549

TOTAL	$218,392	$1,007,801	$5,583,879

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Segment Reporting Disclosures (continued)

c) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	December 31,
	2007	2006	2005
Segment Assets:
Investing	$7,788,206	$7,535,295	$6,588,222
Other	2,346,213	2,552,836	3,225,876

TOTAL ASSETS	$10,134,419	$10,088,131	$9,814,098

d) The following table summarizes segment earned premiums by major product grouping.

(dollars in thousands)	Property	Casualty	Professional/ Products Liability	Other	Consolidated
Year Ended December 31, 2007
Excess and Surplus Lines	$168,461	$372,148	$356,822	$257,342	$1,154,773
Specialty Admitted	134,780	136,972	—	48,392	320,144
London Insurance Market	205,257	64,330	257,366	113,472	640,425
Other	—	—	—	1,952	1,952

EARNED PREMIUMS	$508,498	$573,450	$614,188	$421,158	$2,117,294

Year Ended December 31, 2006
Excess and Surplus Lines	$204,257	$404,861	$368,160	$264,906	$1,242,184
Specialty Admitted	127,725	137,755	—	51,921	317,401
London Insurance Market	218,493	61,344	242,257	102,505	624,599
Other	—	—	—	197	197

EARNED PREMIUMS	$550,475	$603,960	$610,417	$419,529	$2,184,381

Year Ended December 31, 2005
Excess and Surplus Lines	$146,811	$423,799	$386,097	$181,818	$1,138,525
Specialty Admitted	122,329	126,893	—	42,051	291,273
London Insurance Market	144,986	54,621	236,405	71,506	507,518
Other	—	—	—	1,145	1,145

EARNED PREMIUMS	$414,126	$605,313	$622,502	$296,520	$1,938,461

The Company does not manage products at this level of aggregation. The Company offers over 90 major product lines and manages these products in logical groupings within each underwriting unit.

19. Employee Benefit Plans

a) The Company maintains a defined contribution plan for its United States employees, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The Company provides another defined contribution plan for Markel International employees. This plan is in line with local market terms and conditions of employment. Expenses relating to the Company’s defined contribution plans were $11.5 million, $10.3 million and $9.5 million in 2007, 2006 and 2005, respectively.

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

The Company adopted the recognition and disclosure provisions of Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. Statement No. 158 requires an employer to recognize the funded status of defined benefit and other postretirement plans as an asset or liability on the consolidated balance sheet. Funded status represents the difference between the fair value of plan assets and the projected benefit obligation. Changes in the net actuarial pension loss, net of taxes, are required to be recognized through other comprehensive income (loss) in the year in which the changes occur.

Upon the adoption of Statement No. 158, the Company recorded a net actuarial pension loss, net of taxes, of $25.0 million as a component of other comprehensive income for the year ended December 31, 2006. The Company has since determined that the net actuarial pension loss recognized upon adoption should have been presented as a direct change to accumulated other comprehensive income at December 31, 2006 and not as a component of other comprehensive income for the year ended December 31, 2006. The accompanying consolidated statements of income and comprehensive income and changes in shareholders’ equity for the year ended December 31, 2006 have been modified to reflect this revised presentation.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Employee Benefit Plans (continued)

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized on the accompanying consolidated balance sheets of the Company.

(dollars in thousands)	Years Ended December 31,
	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$104,356	$83,257
Service cost	2,183	1,931
Interest cost	5,554	4,342
Participant contributions	133	57
Benefits paid	(2,537)	(2,251)
Actuarial loss (gain)	(1,230)	4,871
Foreign exchange adjustment	2,109	12,149

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$110,568	$104,356

Change in plan assets:
Fair value of plan assets at beginning of period	$93,821	$72,558
Actual gain on plan assets	6,541	9,589
Employer contributions	3,099	3,119
Participant contributions	133	57
Benefits paid	(2,537)	(2,251)
Foreign exchange adjustment	1,879	10,749

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$102,936	$93,821

Funded status of the plan	$(7,632)	$(10,535)

Net actuarial pension loss	36,103	38,482

TOTAL	$28,471	$27,947

Net actuarial pension loss is recognized as a component of accumulated other comprehensive income, net of a tax benefit of $12.6 million and $13.5 million in 2007 and 2006, respectively. The liability for pension benefits, or the funded status of the plan, is included in other liabilities on the consolidated balance sheets.

The following table summarizes the components of net periodic benefit cost and the weighted average assumptions for the Terra Nova Pension Plan.

(dollars in thousands)	Years Ended December 31,
	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$2,183	$1,931	$2,033
Interest cost	5,554	4,342	3,834
Expected return on plan assets	(7,298)	(6,273)	(5,117)
Amortization of net actuarial pension loss	1,917	1,844	1,768

NET PERIODIC BENEFIT COST	$2,356	$1,844	$2,518

Weighted average assumptions as of December 31:
Discount rate	5.8%	5.3%	4.9%
Expected return on plan assets	7.5%	7.5%	8.0%
Rate of compensation increase	5.3%	5.0%	4.8%

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

Management’s discount rate and rate of compensation increase assumptions at December 31, 2007 were used to calculate the Company’s projected benefit obligation. Management’s discount rate, expected return on plan assets and rate of compensation increase assumptions at December 31, 2006 were used to calculate the net periodic benefit cost for 2007. The Company estimates that net periodic benefit cost in 2008 will include an expense of $1.7 million resulting from the amortization of the net actuarial pension loss included as a component of accumulated other comprehensive income at December 31, 2007.

At December 31, 2007 and 2006, the fair value of plan assets exceeded the plan’s accumulated benefit obligation of $92.7 million and $88.8 million, respectively. The Company expects to make plan contributions of $3.0 million in 2008.

The Company’s target asset allocation for the plan is 83% to 87% equity securities and 13% to 17% fixed maturities. At December 31, 2007, the actual allocation of assets in the plan was 85% equity securities and 15% fixed maturities. At December 31, 2006, the actual allocation of plan assets was 86% equity securities and 14% fixed maturities.

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

The benefits expected to be paid in each year from 2008 to 2012 are $2.5 million, $2.6 million, $2.8 million, $3.1 million and $3.2 million, respectively. The aggregate benefits expected to be paid in the five years from 2013 to 2017 are $20.1 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2007 and include estimated future employee service.

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Employee Benefit Plans (continued)

c) Markel Syndicate Management also provides certain Markel International employees with one of two defined benefit pension plans (Markel Syndicate Management Plans) run in connection with the multi-employer Lloyd’s Superannuation Scheme (the Scheme). The Markel Syndicate Management Plans, which are closed to new participants, are similar in operation to the Terra Nova Pension Plan, although the benefit structure differs. Contributions to the Scheme were $0.4 million, $3.1 million and $3.3 million in 2007, 2006 and 2005, respectively. During the third quarter of 2006, the Company gave notice to the trustees of the Scheme of its intent to withdraw. As a result, the Company established a liability of $7.7 million for its obligations under the Scheme, which is included in other liabilities on the consolidated balance sheets. The Company continues to negotiate the terms of withdrawal with the trustees of the Scheme. In the unlikely event that the Company is unable to withdraw from the Scheme and other employers fail to fund their obligations under the Scheme, Markel Syndicate Management may be required to make up a shortfall, if any, between the assets of the Scheme and the projected benefit obligation.

20. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $305,114 in 2007 and $147,314 in 2006)	$305,576	$148,419
Equity securities (cost of $311,264 in 2007 and $128,209 in 2006)	362,344	192,667
Short-term investments (estimated fair value approximates cost)	—	30,675

TOTAL INVESTMENTS	667,920	371,761

Cash and cash equivalents	53,795	169,455
Investments in consolidated subsidiaries	2,680,491	2,631,208
Notes receivable from subsidiaries	33,129	33,129
Other assets	36,280	41,561

TOTAL ASSETS	$3,471,615	$3,247,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Income taxes payable	$1,595	$4,155
Deferred income taxes	36,593	27,589
Senior long-term debt	680,698	751,978
Junior Subordinated Deferrable Interest Debentures	—	106,379
Other liabilities	111,567	60,620

TOTAL LIABILITIES	830,453	950,721

TOTAL SHAREHOLDERS’ EQUITY	2,641,162	2,296,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,471,615	$3,247,114

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
REVENUES
Net investment income	$16,605	$5,709	$5,421
Dividends on common stock of consolidated subsidiaries	362,388	215,171	243,414
Net realized investment gains	34,454	22,445	263
Other	3	2	1,227

TOTAL REVENUES	413,450	243,327	250,325

EXPENSES
Interest	56,233	65,146	63,835
Other	3,021	3,028	48

TOTAL EXPENSES	59,254	68,174	63,883

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME TAXES	354,196	175,153	186,442
Equity in undistributed earnings of consolidated subsidiaries	45,951	184,651	(68,809)
Income tax benefit	5,522	32,698	30,282

NET INCOME	$405,669	$392,502	$147,915

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on investments, net of taxes:
Net holding gains (losses) arising during the period	$14,927	$34,104	$(8,310)
Consolidated subsidiaries’ net holding gains (losses) arising during the period	(48,565)	168,476	(52,816)

	(33,638)	202,580	(61,126)

Less reclassification adjustments for net gains included in net income	(24,040)	(15,851)	(800)
Less consolidated subsidiaries’ reclassification adjustments for net gains included in net income	(16,283)	(26,756)	(12,639)

	(40,323)	(42,607)	(13,439)

Net unrealized gains (losses)	(73,961)	159,973	(74,565)

Currency translation adjustments, net of taxes	(303)	—	—
Consolidated subsidiaries’ currency translation adjustments, net of taxes	4,096	(1,680)	(9,709)
Consolidated subsidiaries’ change in net actuarial pension loss, net of taxes	1,546	—	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(68,622)	158,293	(84,274)

COMPREHENSIVE INCOME	$337,047	$550,795	$63,641

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$405,669	$392,502	$147,915
Adjustments to reconcile net income to net cash provided by operating activities	(29,783)	(238,715)	53,955

NET CASH PROVIDED BY OPERATING ACTIVITIES	375,886	153,787	201,870

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	229,065	188,521	187,419
Proceeds from maturities, calls and prepayments of fixed maturities	24,749	5,139	5,000
Cost of fixed maturities and equity securities purchased	(556,475)	(272,585)	(288,281)
Net change in short-term investments	30,675	(10,720)	11,935
Decrease in notes receivable due from subsidiaries	—	—	2,700
Capital contributions to subsidiaries	—	(5,000)	(57,467)
Acquisitions	(8,552)	—	—
Additions to property and equipment	(1,777)	(2,930)	(1,808)
Other	(977)	(3,290)	(50)

NET CASH USED BY INVESTING ACTIVITIES	(283,292)	(100,865)	(140,552)

FINANCING ACTIVITIES
Additions to senior long-term debt	—	145,402	—
Repayments and retirement of senior long-term debt	(73,032)	(4,549)	(3,603)
Retirement of Junior Subordinated Deferrable Interest Debentures	(111,012)	(36,421)	(9,627)
Repurchases of common stock	(24,210)	(45,880)	(15,926)
Other	—	(5)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(208,254)	58,547	(29,156)

Increase (decrease) in cash and cash equivalents	(115,660)	111,469	32,162
Cash and cash equivalents at beginning of year	169,455	57,986	25,824

CASH AND CASH EQUIVALENTS AT END OF YEAR	$53,795	$169,455	$57,986

21. Derivatives

In 2007, the Company entered into a credit default swap, whereby third party credit risk was transferred from a counterparty to the Company in exchange for $30.0 million. The credit default swap is accounted for as a derivative instrument and is recorded at fair value. At December 31, 2007, the credit default swap had a notional amount of $50.0 million, which represents the Company’s aggregate exposure to losses if specified credit events involving third parties occur, and a fair value of $33.1 million. The fair value is determined using an external valuation model that is dependent upon a number of factors, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. Changes in fair value are recorded in net investment income. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheet. The credit default swap has a scheduled termination date of December 2014.

The Company has foreign exchange risk associated with its assets and liabilities and manages this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, the Company periodically purchases foreign exchange forward contracts. The Company’s forward contracts are designated as hedges of net investments in foreign operations and are recorded at fair value, with the changes in fair value recorded in currency translation adjustments as part of other comprehensive income (loss). Generally, the Company’s forward contracts have maturities of three months. At December 31, 2007, the Company held one contract outstanding with a notional amount of $19.6 million and an unrealized gain of $0.5 million. There were no realized gains or losses on forward contracts in 2007. The Company did not enter into any forward contracts during 2006.

The Company had no other material derivative instruments at December 31, 2007 and 2006.

22. Sale of Subsidiary

On January 11, 2005, the Company sold its wholly-owned reinsurance subsidiary, Corifrance, to a subsidiary of Fairfax (the buyer) for approximately $57 million. Under the terms of the sales agreement, the Company agreed to indemnify the buyer through December 31, 2007 for any adverse development of loss reserves up to the purchase price. Corifrance was considered by the Company to be a non-strategic subsidiary, and its results were included in the Other segment. The gain on the sale of Corifrance was $5.5 million and was included in underwriting, acquisition and insurance expenses in the Other segment. Included in the gain was the realization of the cumulative foreign currency translation adjustment on Corifrance. The gain was partially offset by the establishment of a contingent obligation to indemnify the buyer if loss reserves prove to be deficient. In 2007, this indemnification obligation was reduced $8.3 million, which was recorded as a reduction to underwriting, acquisition and insurance expense.

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48 related to accounting for uncertainty in income taxes on January 1, 2007. As discussed in note 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158 related to defined benefit pension and other postretirement plans as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Markel Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited Markel Corporation’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

In our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

February 25, 2008

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

Under the supervision and with the participation of management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the company’s internal control over financial reporting, which is included herein.

/s/ Alan I. Kirshner	/s/ Richard R. Whitt, III
Alan I. Kirshner	Richard R. Whitt, III
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 25, 2008

Markel Corporation & Subsidiaries

QUARTERLY FINANCIAL INFORMATION

The following table presents the unaudited quarterly results of consolidated operations for 2007, 2006 and 2005.

(dollars in thousands, except per share amounts)	Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31

2007
Operating revenues	$618,941	$659,913	$619,455	$584,947
Income before income taxes	142,155	173,427	137,945	118,431
Net income	98,674	121,201	92,353	93,441
Comprehensive income	76,681	70,192	111,548	78,626
Net income per share:
Basic	$9.89	$12.17	$9.28	$9.38
Diluted	9.88	12.15	9.26	9.36
Common stock price ranges:
High	$505.89	$496.01	$521.99	$554.95
Low	461.17	454.83	457.50	456.01

2006
Operating revenues	$619,630	$614,788	$634,414	$650,173
Income before income taxes	111,000	132,087	144,626	165,688
Net income	76,590	90,432	104,098	121,382
Comprehensive income	45,094	31,776	236,987	236,938
Net income per share:
Basic	$7.87	$9.36	$10.77	$12.41
Diluted	7.67	9.11	10.47	12.17
Common stock price ranges:
High	$350.33	$361.99	$411.50	$494.00
Low	315.50	325.00	332.44	389.76

2005
Operating revenues	$570,179	$553,929	$496,412	$579,628
Income (loss) before income taxes	108,168	85,953	(166,595)	158,474
Net income (loss)	75,718	60,167	(111,098)	123,128
Comprehensive income (loss)	(26,123)	122,696	(142,818)	109,886
Net income (loss) per share:
Basic	$7.69	$6.11	$(11.31)	$12.57
Diluted	7.47	5.95	(11.31)	12.21
Common stock price ranges:
High	$373.00	$355.20	$347.00	$333.00
Low	338.30	331.70	307.50	307.41

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

We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, the reinsurance allowance for doubtful accounts and income tax liabilities, as well as analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $5.5 billion and reinsurance recoverable on unpaid losses of $1.1 billion at December 31, 2007 compared to $5.6 billion and $1.3 billion, respectively, at December 31, 2006. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.

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

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and case reserves from estimated ultimate losses. IBNR reserves were 60% of total unpaid losses and loss adjustment expenses at December 31, 2007 compared to 57% at December 31, 2006.

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

Additionally, once a year, generally during the third quarter, we conduct a detailed review of our liability for unpaid losses and loss adjustment expenses for asbestos and environmental (A&E) claims. If there is significant development on A&E claims in advance of the annual review, such development is considered by our actuaries and by management as part of our quarterly review process. We consider a detailed annual review appropriate because A&E claims develop slowly, are typically reported and paid many years after the loss event occurs and, historically, have exhibited a high degree of variability.

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

Each actuarial method has its own set of assumptions and its own strengths and limitations, with no one method being better than the others in all situations. For example, if a particular line of business has experienced significant changes in claims handling practices that would impact the comparability of case reserves between periods, we would make appropriate adjustments to the data and would give less credibility to the incurred loss development method. Our actuaries select the reserving methods that they believe will produce the most reliable estimate for the class of business being evaluated. Greater judgment may be required when we introduce new product lines or when there have been changes in claims handling practices, as the statistical data available may be insufficient. In these instances, we may rely upon assumptions applied to similar lines of business,

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

rely more heavily on industry experience or take into account changes in underwriting guidelines and risk selection. For example, in 2004, we began offering a commercial coverage for pool and spa maintenance operations, which was a class of business we had not previously underwritten. Given our limited historical experience with this program, we have relied more heavily on industry reporting patterns. In the future, as we develop more experience with our pool and spa program, our actuarial methods may rely more on our historical experience.

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

Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Loss frequency measures the number of claims per unit of insured exposure. When the number of newly reported claims is higher than anticipated, generally speaking, loss reserves are increased. Conversely, loss reserves are generally decreased when fewer claims are reported than expected. Loss severity measures the average size of a claim. When the average severity of reported claims is higher than originally estimated, loss reserves are typically increased. When the average claim size is lower than anticipated, loss reserves are typically decreased. For example, over the past three years, we have experienced redundancies on prior years’ loss reserves at the Markel Shand Professional/Products Liability unit as a result of decreases in loss severity, while over the same period of time we have experienced deficiencies on prior years’ loss reserves related to our asbestos and environmental exposures as a result of increases in loss frequency and severity.

Changes in prior years’ loss reserves, including the trends and factors that impacted loss reserve development, as well as the likelihood that such trends and factors could result in future loss reserve development, are discussed in further detail under “Results of Operations.”

Loss reserves are established for each of our product lines at management’s best estimate, which is generally higher than the corresponding actuarially calculated point estimate. The actuarial point estimate represents our actuaries’ estimate of the most likely amount that will ultimately be paid to settle the loss reserves we have recorded at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management’s perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors where management’s perspective may differ from that of the actuaries include: the credibility and timeliness of claims information received from third parties, economic and social inflation, judicial decisions, law changes, changes in underwriting or claims handling practices and other current and developing trends within the insurance market, including the effects of competition. As a result, the actuarially calculated point estimates for each of our lines of business represent starting points for management’s quarterly review of loss reserves.

Management’s best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $314 million, or 7.6%, at December 31, 2007, compared to $256 million, or 6.3%, at December 31, 2006. In management’s opinion, the actuarially calculated point estimate generally underestimates both the ultimate favorable impact of a hard insurance market and the ultimate adverse impact of a soft insurance market. Therefore, the percentage by which management’s best estimate exceeds the actuarial point estimate will generally be lower during a hard market than during a soft market.

The difference between management’s best estimate and the actuarially calculated point estimate in both 2007 and 2006 is primarily associated with our long-tail business in the Excess and Surplus Lines and London Insurance Market segments. The increase in the difference from 2006 to 2007 was due in part to management attributing less credibility than our actuaries to emerging favorable trends in the London Insurance Market segment. During 2007, the actuarial point estimate of loss reserves in the London Insurance Market segment was reduced as a result of favorable loss reserve experience on recent accident years. Given past unfavorable and volatile development in this segment and consistent with our reserving philosophy, management did not incorporate this emerging favorable trend into its best estimate to the same extent as the actuaries. The increase in the difference from 2006 to 2007 was also due in part to management’s belief that the actuaries’ point estimate for the 2007 accident year does not fully reflect the impact of the softening insurance market.

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

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates, by segment, at December 31, 2007.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Excess and Surplus Lines	$2,150.2	$1,812.3	$2,238.2
Specialty Admitted	267.6	217.6	273.2
London Insurance Market	1,538.5	1,229.9	1,604.6
Other	496.4	271.8	748.2

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Undue reliance should not be placed on these ranges of estimates as they are only one of many points of reference used by management to determine its best estimate of ultimate losses. Further, actuarial ranges may not be a true reflection of the potential variability between loss reserves estimated at the balance sheet date and the ultimate cost of settling claims. Actuarial ranges are developed based on known events as of the valuation date, while ultimate losses are subject to events and circumstances that are unknown as of the valuation date. For example, the Claims and Reserves table on page 103, which provides a summary of historical development between originally estimated loss reserves and ultimate claims costs, illustrates this potential variability, reflecting a cumulative deficiency in net reserves of 35% for the 2000 and prior accident years. A significant portion of the cumulative deficiency that occurred during those periods included adverse loss reserve development at Markel International, which we acquired in March 2000. Historically, we have experienced greater volatility on acquired books of business than on existing books of business. The increases in pre-acquisition loss reserves at Markel International were primarily associated with books of business that were not subject to our underwriting discipline and that subsequently experienced unfavorable loss development that exceeded our initial expectations. We believe that, as a result of applying greater underwriting discipline, including improved risk selection and pricing, on business currently being written, total recorded loss reserves at Markel International are unlikely to vary to the same degree as we have historically experienced.

We place less reliance on the range established for our Other segment than on the ranges established for our remaining three segments. The range established for our Other segment includes exposures related to acquired lines of business, many of which are no longer being written, that were not subject to our underwriting discipline and controls. Additionally, A&E exposures, which are subject to an uncertain and unfavorable legal environment, account for approximately 45% of the loss reserves considered in the range established for our Other segment.

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

Due to these uncertainties, it is not possible to estimate our ultimate liability for A&E exposures with the same degree of reliability as with other types of exposures. Future development will be affected by the factors mentioned above and could have a material effect on our results of operations, cash flows and financial position. As of December 31, 2007, our consolidated balance sheet included estimated net reserves for A&E losses and loss adjustment expenses of $221.7 million. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could be subject to increase in the future. We have established A&E reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years.

Reinsurance Allowance for Doubtful Accounts

We evaluate and adjust reserves for uncollectible reinsurance based upon our collection experience, the financial condition of our reinsurers, collateral held and the development of our gross loss reserves. Our consolidated balance sheets at December 31, 2007 and 2006 included a reinsurance allowance for doubtful accounts of $167.5 million and $185.0 million, respectively.

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

Income Taxes and Uncertain Tax Positions

The preparation of our consolidated income tax provision, including the evaluation of tax positions we have taken or expect to take on our income tax returns, requires significant judgment. In evaluating our tax positions, we apply the standards required by Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective on January 1, 2007. In accordance with FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach, whereby the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement is recognized. The tax positions that we have taken or expect to take are based upon the application of tax laws and regulations, which are subject to interpretation, judgment and uncertainty. As a result, our actual liability for income taxes may differ significantly from our estimates.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2007, a net deferred tax asset of $79.1 million was recorded and included a valuation allowance of $6.6 million. A valuation allowance was necessary primarily due to the uncertainty of realizing a future tax benefit on pre-acquisition net operating losses at Markel International. In evaluating our ability to realize the net deferred tax asset and the adequacy of the valuation allowance at December 31, 2007, we have made estimates regarding the future taxable income of our foreign subsidiaries and judgments about our ability to use prudent and feasible tax planning strategies. A change in these estimates and judgments could result in an increase in the valuation allowance through a charge to earnings. See note 7 of the notes to consolidated financial statements for further discussion of our consolidated income tax provision, uncertain tax positions, net operating losses and valuation allowance.

Goodwill

Our consolidated balance sheet as of December 31, 2007 included goodwill from acquired businesses of $332.2 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Goodwill is tested for impairment at least annually. We completed our annual test for impairment during the fourth quarter of 2007 based upon results of operations through September 30, 2007 and determined that there was no indication of impairment.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of our reporting units. We compare the estimated fair value of our reporting units to their respective carrying amounts including goodwill. For this purpose, fair value refers to the amount for which the entire reporting unit may be bought or sold. The methods we use for estimating reporting unit fair values may include market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. With the exception of market quotations, all of these methods involve significant estimates and assumptions.

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

During 2007, our Excess and Surplus Lines segment was comprised of five underwriting units, our Specialty Admitted segment consisted of three underwriting units and our London Insurance Market segment was comprised of the ongoing operations of Markel International. During the first quarter of 2008, the products previously written by the Markel Re unit were combined into two of our existing underwriting units, Markel Brokered Excess and Surplus Lines and Markel Specialty Program Insurance. In each of the past three years, Markel Re’s results have been included in the Excess and Surplus Lines segment.

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

For purposes of segment reporting, the Other segment includes lines of business that have been discontinued in conjunction with an acquisition. This segment also includes development on asbestos and environmental loss reserves.

A favorable insurance market is commonly referred to as a “hard market” within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a “soft market.” We believe the industry began to experience favorable conditions late in 2000, which accelerated following the significant insured losses from the terrorist attacks of September 11, 2001. The events of September 11, 2001, when combined with poor underwriting and price competition over a sustained period of time, left a number of insurance companies insolvent or with significantly depleted amounts of surplus. Demand for insurance products to manage risks accelerated, while total underwriting capacity in the marketplace decreased, which created a number

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of opportunities for us to grow our business at higher rates, increasing our confidence in the potential for underwriting profits. During 2003 and 2004, we continued to receive rate increases compared to prior years for most product lines; however, the rate of increase slowed and, in certain lines, rates declined. In 2005, the industry began to show signs of softening, with competition becoming more intense. Despite this increased competition, we still achieved modest rate increases in some lines of business but we began to experience declines in other lines compared to 2004. With the exception of large rate increases on catastrophe-exposed business, we continued to experience increased competition throughout 2006 and 2007. In general, rates were lower in 2007 compared to 2006, most notably in our professional liability and non-catastrophe-exposed property programs, where rates on renewal business were generally down 5% to 10%, and our casualty programs, where rates on renewal business were generally flat to down 10%. We expect that competition in the property and casualty insurance industry will remain strong in 2008.

In general, rates within the property and casualty insurance marketplace have declined to a greater extent than we have experienced and, in our opinion, are approaching unprofitable levels. When we believe the prevailing market rates will not support our underwriting profit targets, the business is not written. As a result of this underwriting discipline, gross premium volume has declined and may continue to vary in the future. We continue to focus on superior customer service, new product development, geographic expansion and increased marketing efforts to address softening insurance market conditions.

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

Results of Operations

The following table compares the components of net income.

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Underwriting profit (loss)	$264,392	$283,949	$(11,845)
Net investment income	306,458	271,016	241,979
Net realized investment gains	59,504	63,608	19,708
Amortization of intangible assets	(2,145)	—	—
Interest expense	(56,251)	(65,172)	(63,842)
Income tax expense	(166,289)	(160,899)	(38,085)

NET INCOME	$405,669	$392,502	$147,915

Net income for 2007 increased 3% compared to 2006 due to higher net investment income and lower interest expense, offset in part by lower underwriting profits. Net income for 2006 increased 165% compared to 2005 due to improved underwriting performance, higher net realized investment gains and higher net investment income, offset in part by higher income tax expense. The components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Gross premium volume	$2,358,939	$2,536,230	$2,401,334
Net written premiums	$2,047,762	$2,194,945	$1,972,594
Net retention	87%	87%	82%
Earned premiums	$2,117,294	$2,184,381	$1,938,461
Losses and loss adjustment expenses	$1,096,203	$1,132,579	$1,299,983
Underwriting, acquisition and insurance expenses	$756,699	$767,853	$650,323
Underwriting profit (loss)	$264,392	$283,949	$(11,845)

U.S. GAAP COMBINED RATIOS(1)
Excess and Surplus Lines	82%	78%	92%
Specialty Admitted	92%	91%	83%
London Insurance Market	93%	100%	126%
Other	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	88%	87%	101%

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

The 2007 combined ratio increased from 2006 due to a higher expense ratio, which was attributable to lower earned premiums in 2007. The 2006 combined ratio improved from 2005 primarily due to lower underwriting losses related to Hurricanes Katrina, Rita and Wilma (the 2005 Hurricanes) and more favorable development on prior years’ loss reserves.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes the impact of the 2005 Hurricanes on our underwriting profit (loss), by segment.

(dollars in millions)	Net Losses on 2005 Hurricanes	Additional Reinsurance Costs on 2005 Hurricanes(1)	Total Underwriting Losses on 2005 Hurricanes
Year Ended December 31, 2007
Excess and Surplus Lines	$5.4	$—	$5.4
Specialty Admitted	0.1	—	0.1
London Insurance Market	4.8	0.2	5.0

TOTAL	$10.3	$0.2	$10.5

Year Ended December 31, 2006
Excess and Surplus Lines	$16.5	$(2.6)	$13.9
Specialty Admitted	0.8	(0.6)	0.2
London Insurance Market	43.8	(3.0)	40.8

TOTAL	$61.1	$(6.2)	$54.9

Year Ended December 31, 2005
Excess and Surplus Lines	$90.7	$28.4	$119.1
Specialty Admitted	14.0	1.4	15.4
London Insurance Market	84.0	27.8	111.8

TOTAL	$188.7	$57.6	$246.3

(1)	Additional reinsurance costs decreased (increased) both net written and net earned premiums and relate to reinstatement premiums on catastrophe reinsurance treaties.

Our estimates of losses from the 2005 Hurricanes assume that flood exclusions in our property policies will generally apply to flood damage in the New Orleans area following Hurricane Katrina. Beginning in late November 2006, Louisiana state and federal trial courts ruled in a number of cases (most of which we were not a party to) that flood damage following the New Orleans area levee breaches may not be excluded from coverage under policies similar to ours. The initial federal court ruling was appealed to the United States Court of Appeals for the Fifth Circuit, and that court overturned the trial court ruling, holding that flood exclusions in the policies under consideration unambiguously excluded coverage. While this ruling is favorable to our position and is binding on federal trial courts in the Fifth Circuit (Louisiana, Mississippi and Texas) where much of the Katrina-related litigation is taking place, there is also pending litigation in state courts, which are not bound by the Fifth Circuit’s ruling. If there is an adverse ruling by the Louisiana Supreme Court holding that flood damage is covered under our policies, losses associated with Hurricane Katrina could increase. Given the significant uncertainties involved, we cannot quantify the potential adverse impact of any such rulings at this time, but it could be material. Since our estimated gross losses on Hurricane Katrina exceeded the coverage provided by our various reinsurance programs, any increase in Hurricane Katrina gross losses will increase our net losses by approximately the same amount.

The level of hurricane activity and insured losses in 2005 was significantly more than we expected. Following the 2005 hurricane season, we reviewed the modeling tools and the underwriting guidelines and procedures we used to underwrite catastrophe-exposed business and we redefined our corporate philosophy regarding the management of property catastrophe exposure. We developed three guiding principles for our catastrophe-exposed product lines. First, each product needs to produce sufficient underwriting profit so that it can absorb catastrophe losses and meet our return goals over a five-year period. Second, we want to limit our overall catastrophe exposure so that in an active catastrophe year, such as 2005, we would be able to absorb the catastrophe losses and still produce a consolidated underwriting profit. Third, given an extreme catastrophic event, we want to protect the financial strength of the company.

In order to meet these guidelines, we reduced our aggregate catastrophe exposures in areas where we believed we were overexposed. In addition, we instituted stricter underwriting standards, lower policy limits, higher deductibles and significantly higher prices for catastrophe-exposed business. The significant catastrophe losses experienced in 2004 and 2005 resulted in higher prices for catastrophe reinsurance coverage. Given these factors, we retain a larger share of our net catastrophe exposure; however, we believe that future events similar in magnitude to those experienced in 2005 would result in lower net catastrophe losses than we incurred on the 2005 Hurricanes as a result of the restructuring of our catastrophe-exposed business.

The 2007 combined ratio included $197.3 million of favorable development on prior years’ loss reserves compared to $132.3 million in 2006 and $50.6 million in 2005. The favorable development on prior years’ loss reserves in 2007 was primarily due to loss reserve redundancies of $117.2 million at the Markel Shand Professional/Products Liability unit and $49.4 million at Markel International. The favorable development on prior years’ losses in 2006 included loss reserve redundancies of $182.1 million at the Markel Shand Professional/Products Liability unit. In 2005, the favorable development on prior years’ loss reserves was primarily due to loss reserve redundancies of $96.1 million at the Markel Shand Professional/Products Liability unit, partially offset by $35.4 million of adverse development at the Markel Brokered Excess and Surplus Lines unit.

Over the past three years, we have experienced significant redundancies in prior years’ loss reserves on the 2002 to 2005 accident years. During 2007, we experienced redundancies on the 2006 accident year as well. The product lines that have produced these redundancies are primarily long-tail books of business that take several years to fully develop. The positive trend in these prior years’ loss reserves was partially the result of the more favorable rates and terms associated with a hard insurance market that began in 2000. Although the favorable rates and terms obtained during the hard insurance market created expectations of improved underwriting results, the full impact from this favorable environment could not be quantified when we initially established loss reserves for these years.

In connection with our quarterly reviews of loss reserves, the actuarial methods we used exhibited a favorable trend for the 2002 to 2006 accident years. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to loss severity at our Markel Shand Professional/Products Liability unit, which developed more favorably than we had expected based upon our historical experience. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. In each quarterly review of loss reserves, based upon our latest evaluation of claims development patterns in these long-tail and often volatile lines of business, we gave more credibility to the positive trend. As a result, our actuaries reduced their estimates of ultimate losses, and management reduced prior years’ loss reserves accordingly.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

While we believe it is possible that there will be additional redundancies on prior years’ loss reserves in 2008, we caution readers not to place undue reliance on this positive trend. In 2004, we began to see a softening of the insurance market and experienced a slow down in the rate of increase in prices as a result of increased competition. Competition remained strong in 2005 and increased further in 2006 and 2007, resulting in deterioration in pricing in these three years. Similar to the impact of the hardening of the insurance market that began in 2000, the impact of the softening insurance market on our underwriting results cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. This segment-based discussion is supplemented by a summary of prior years’ loss reserve development beginning on page 95.

Excess and Surplus Lines Segment

The Excess and Surplus Lines segment’s combined ratio for 2007 was 82% compared to 78% (including 1 point of losses on the 2005 Hurricanes) in 2006 and 92% (including 10 points of losses on the 2005 Hurricanes) in 2005. In 2007, the increase in the combined ratio was primarily due to a higher current accident year loss ratio than in 2006 resulting from price reductions in a softening insurance market and adverse loss experience at the Markel Re unit. The improvement in the Excess and Surplus Lines segment’s combined ratio for 2006 was primarily due to lower losses on the 2005 Hurricanes and more favorable development on prior years’ loss reserves during 2006 compared to 2005.

The adverse loss experience at Markel Re during 2007 resulted from higher than expected average claim frequency and severity on programs within the Specialized Markel Alternative Risk Transfer (SMART) division. After non-renewing several SMART programs in 2007, a decision was made in the first quarter of 2008 to combine the remaining SMART programs, as well as the excess and umbrella and the facultative reinsurance lines previously written by Markel Re, into two of our existing operating units.

In 2007, the Excess and Surplus Lines segment’s results included $154.0 million of favorable development on prior years’ loss reserves compared to $160.1 million in 2006 and $66.3 million in 2005. In 2007, the decrease in favorable development on prior year’s loss reserves was primarily due to lower redundancies at the Markel Shand Professional/Products Liability unit and greater adverse loss reserve development at the Markel Re unit, partially offset by greater favorable development on prior years’ loss reserves within the Markel Essex Excess and Surplus Lines unit. In 2006, the increase in favorable development on prior years’ loss reserves was primarily due to more favorable development at the Markel Shand Professional/Products Liability unit and less adverse development at the Markel Brokered Excess and Surplus Lines unit compared to 2005, partially offset by $16.5 million of unfavorable prior years’ loss reserve development in 2006 on the 2005 Hurricanes.

The favorable development of prior years’ loss reserves during 2007 included $117.2 million of redundancies at the Markel Shand Professional/Products Liability unit, of which $107.6 million was on the 2002 to 2006 accident years. The favorable development of prior years’ loss reserves during 2006 included $182.1 million of redundancies at the Markel Shand Professional/Products Liability unit, of which $157.5 million was on the 2002 to 2005 accident years. The favorable development experienced in 2007 and 2006 was primarily the result of the positive effect of price increases across most product lines during the hard insurance market. We initially attributed most of the increase in rates during those years to greater loss exposure; however, based upon actual loss experience on this predominantly long-tail book of business, loss severity on these accident years has been lower than originally anticipated. In 2007 and 2006, the product lines that produced the majority of the redundancy at this unit were the specified medical, medical malpractice and products liability programs. In 2007, the average claim severity estimate on the 2002 to 2006 accident years for these product lines declined by 12% compared to 2006. In 2006, the average claim severity estimate on the 2002 to 2005 accident years for these product lines declined by 20% compared to 2005. As a result of these decreases in severity, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

The favorable development of prior years’ loss reserves during 2007 also included $33.7 million of redundancies at the Markel Essex Excess and Surplus Lines unit, of which $32.3 million was on the 2003 to 2006 accident years. The favorable development on prior years’ loss reserves was primarily within the casualty programs and resulted from better than expected case loss activity on those accident years.

The favorable development of prior years’ loss reserves during 2007 was offset in part by $16.9 million of adverse loss reserve development at the Markel Re unit, which was primarily on two general liability programs within the SMART division. The adverse development primarily impacted the 2006 accident year and, similar to the 2007 accident year discussed previously, resulted from higher than expected average claim frequency and severity. Both of these programs were non-renewed in the first quarter of 2007.

During 2005, prior years’ loss reserves at the Markel Brokered Excess and Surplus Lines unit included $35.4 million of adverse development, of which $26.1 million related to general and products liability programs, including the California commercial and residential contractors programs, and claims handling costs associated with these and other programs. The adverse development within the general and products liability programs was primarily for the 1999 to 2002 accident years and was the result of our determination, based on loss development experience, that the average claim severity assumption for these programs needed to be increased by 2%. In addition to the increased severity on reported claims, we experienced a higher than expected incidence of newly reported claims, resulting in a 6% increase in our average claim frequency assumption for these same programs. As a result of the increase in loss frequency and severity experienced during 2005 for these programs, our actuaries increased their estimates of ultimate losses, and management increased prior years’ loss reserves accordingly.

The adverse development of prior years’ loss reserves in 2005 was more than offset by $115.8 million of favorable development in prior years’ loss reserves at other operating units in this segment. Of this amount, $96.1 million related to the Markel Shand Professional/Products Liability unit. This favorable development, which included $83.8 million on the 2002 to 2004 accident years, was primarily the result of the positive effect of price increases across most product lines. The product lines which produced the majority of the redundancy at this unit were the specified medical, medical malpractice and products liability programs, where the average claim severity estimate on the 2002 to 2004 accident years declined by 15% in 2005 compared to 2004.

Specialty Admitted Segment

The Specialty Admitted segment’s combined ratio for 2007 was 92% compared to 91% in 2006 and 83% (including 5 points of losses on the 2005 Hurricanes) in 2005. In 2007, a lower loss ratio was offset by a higher expense ratio as compared to 2006. The increase in the 2006 combined ratio was primarily due to lower favorable development on prior years’ loss reserves compared to 2005.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Specialty Admitted segment’s results included $17.3 million of favorable development on prior years’ loss reserves in 2007 compared to $12.8 million and $31.4 million in 2006 and 2005, respectively. In 2007, $16.3 million of the favorable development on prior years’ loss reserves was on the 2006 accident year. In 2006, $8.5 million of the favorable development on prior years’ loss reserves was on the 2005 accident year. In 2005, $28.4 million of the favorable development on prior years’ losses was on the 2002 to 2004 accident years. The favorable development in each of the periods presented was primarily due to the positive effect of price increases across most product lines and lower severity on reported claims than originally anticipated. Over the past three years, the majority of the redundancy in this segment was attributable to the Markel Specialty Program Insurance unit.

London Insurance Market Segment

The London Insurance Market segment’s combined ratio for 2007 was 93% (including 1 point of losses on the 2005 Hurricanes) compared to 100% (including 7 points of losses on the 2005 Hurricanes) in 2006 and 126% (including 22 points of losses on the 2005 Hurricanes) in 2005. The improved underwriting performance for 2007 was primarily due to $49.4 million of favorable development on prior years’ loss reserves compared to $18.5 million of adverse development on prior years’ loss reserves during 2006. In 2007, the favorable development of prior years’ loss reserves was partially offset by a higher current accident year loss ratio due in part to softening insurance market conditions. During 2006, unfavorable prior years’ loss reserve development of $43.8 million on the 2005 Hurricanes was partially offset by $25.3 million of favorable development on other prior years’ loss reserves. The combined ratio for 2006 also improved due to a lower current accident year loss ratio resulting in part from lower frequency and severity of losses on several property classes of business compared to 2005.

The London Insurance Market segment’s 2007 combined ratio included $62.5 million of favorable development on prior years’ loss reserves on the 2002 to 2006 accident years, of which $44.5 million related to the professional liability programs at the Professional and Financial Risks and Retail divisions. These redundancies were offset in part by $13.1 million of adverse development on prior years’ loss reserves, most notably related to the 2005 Hurricanes and to claims handling costs associated with the 2001 and prior accident years. During 2007, actual incurred losses and loss adjustment expenses on reported claims for the 2002 to 2006 accident years at the Professional and Financial Risks and Retail divisions were $39.5 million less than we expected in our actuarial analyses. As a result of this favorable experience, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

The London Insurance Market segment’s improved underwriting performance each of the past three years reflects our continued efforts to strengthen Markel International’s operating performance and financial position through a focus on expense control and underwriting discipline, which includes improved risk selection and pricing and appropriate use of reinsurance for business currently being written. The underwriting performance for this segment may vary to a greater degree than our other segments due to Markel International’s current mix of business, which includes a higher percentage of catastrophe-exposed business, higher average policy limits and lower use of reinsurance.

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

The Other segment produced an underwriting loss of $14.3 million in 2007 compared to an underwriting loss of $23.4 million in 2006 and $28.8 million in 2005. The underwriting losses in 2007, 2006 and 2005 included $34.0 million, $16.7 million and $31.3 million, respectively, of loss reserve development on asbestos and environmental exposures and related reinsurance bad debt. We increased asbestos and environmental reserves in each of these years following the completion of our annual review of these exposures. In 2007, the increase in loss reserves for asbestos and environmental exposures was partially offset by favorable development of loss reserves in other discontinued lines of business and by a reduction to the indemnification obligation that was established when we sold Corifrance, a wholly-owned reinsurance subsidiary, in 2005.

Bankruptcies of asbestos defendants coupled with significant increases in the number of claims from exposed, but not ill, individuals have increased the insurance industry’s asbestos exposures. During the third quarter of each year, we complete an actuarial review of our asbestos and environmental exposures. During our 2007 review, we noted higher than expected settlements on existing claims, which caused us to increase our estimate of ultimate loss reserves for asbestos and environmental exposures. During our 2006 and 2005 reviews, we noted an increase in the severity of losses on reported claims, which caused us to increase our estimate of ultimate loss reserves for asbestos and environmental exposures. The need to increase asbestos loss reserves in each of the past three years demonstrates that asbestos and environmental reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future. We have established asbestos and environmental reserves without regard to the potential passage of asbestos reform legislation. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years. See note 8 of the notes to consolidated financial statements for further discussion of our exposures to asbestos and environmental claims.

The following tables summarize the increases (decreases) in prior years’ loss reserves by segment, as discussed above.

	Year Ended December 31, 2007
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
2005 Hurricanes	$5.4	0.1	4.8	—	$10.3
Professional/Products Liability	(117.2)	—	—	—	(117.2)
Essex Excess and Surplus Lines	(37.5)	—	—	—	(37.5)
Markel Re	16.9	—	—	—	16.9
Specialty Program Insurance	—	(10.7)	—	—	(10.7)
Markel International	—	—	(54.2)	—	(54.2)
Asbestos exposures	—	—	—	34.0	34.0
Net other prior years’ redundancy	(21.6)	(6.7)	—	(10.6)	(38.9)

INCREASE (DECREASE)	$(154.0)	(17.3)	(49.4)	23.4	$(197.3)

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Year Ended December 31, 2006
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
2005 Hurricanes	$16.5	0.8	43.8	—	$61.1
Professional/Products Liability	(182.1)	—	—	—	(182.1)
Markel International	—	—	(25.3)	—	(25.3)
Asbestos exposures(1)	—	—	—	16.7	16.7
Net other prior years’ (redundancy) deficiency	5.5	(13.6)	—	5.4	(2.7)

INCREASE (DECREASE)	$(160.1)	(12.8)	18.5	22.1	$(132.3)

	Year Ended December 31, 2005
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
Brokered Excess & Surplus Lines	$35.4	—	—	—	$35.4
Professional/Products Liability	(96.1)	—	—	—	(96.1)
Specialty Program Insurance	—	(30.3)	—	—	(30.3)
Asbestos exposures(1)	—	—	—	31.3	31.3
Allowance for reinsurance recoverables	14.1	—	—	1.3	15.4
Net other prior years’ (redundancy) deficiency	(19.7)	(1.1)	14.5	—	(6.3)

INCREASE (DECREASE)	$(66.3)	(31.4)	14.5	32.6	$(50.6)

(1)	Asbestos exposures include related allowances for reinsurance bad debt.

Over the past three years, we have experienced favorable development on prior years’ loss reserves ranging from 1% to 5% of beginning of year net loss reserves. In 2007, we experienced favorable development of $197.3 million, or 5% of beginning of year net loss reserves, compared to $132.3 million, or 3% of beginning of year net loss reserves, in 2006 and $50.6 million, or 1% of beginning of year net loss reserves, in 2005.

In each of the past three years, we have experienced significant redundancies at the Markel Shand Professional/Products Liability unit ($96.1 million in 2005, $182.1 million in 2006 and $117.2 million in 2007) as a result of lower than anticipated average claims severity. Also contributing to the favorable trend in prior years’ loss reserve movements are the improved underwriting results within our London Insurance Market segment (deficiency of $14.5 million in 2005 compared to redundancies, before considering the effects of the 2005 Hurricanes, of $25.3 million in 2006 and $54.2 million in 2007) as a result of improved risk selection and the favorable rates and terms associated with the London market in recent years.

While we believe that it is possible that there will be additional reductions to prior years’ loss reserves in future periods at the Markel Shand Professional/Products Liability unit, it is unlikely that redundancies would exceed 2007 levels due to the softening of the insurance market since 2004, which has resulted in a deterioration in pricing and a reduction in our premium volume at this unit. It is also reasonably likely that there could be additional reductions to prior years’ loss reserves at Markel International, where we believe that business written since 2002 is more likely to prove redundant than deficient.

It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the above favorable trends will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years’ loss reserves during 2008 would range from a redundancy of approximately 4%, or $175 million, to a deficiency of approximately 2%, or $75 million, of December 31, 2007 net loss reserves.

Premiums

The following table summarizes gross premium volume by segment.

GROSS PREMIUM VOLUME	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Excess and Surplus Lines	$1,316,691	$1,465,725	$1,439,744
Specialty Admitted	346,647	340,483	318,717
London Insurance Market	693,197	729,160	640,986
Other	2,404	862	1,887

TOTAL	$2,358,939	$2,536,230	$2,401,334

Excess and Surplus Lines Segment

Excess and Surplus Lines segment gross premium volume decreased 10% in 2007 compared to 2006 primarily as a result of increased competition across many of our product lines and the decision to exit certain programs underwritten by Markel Re’s SMART division that were not meeting our underwriting profit targets. Excess and Surplus Lines segment gross premium volume increased 2% in 2006 compared to 2005 primarily due to new programs written by Markel Re’s SMART division. In 2006, the increased volume from the SMART division was partially offset by lower volume in our professional liability programs at the Markel Shand Professional/Products Liability unit due to increased competition.

Specialty Admitted Segment

Specialty Admitted segment gross premium volume increased 2% in 2007 compared to 2006 primarily due to our newest underwriting unit, Markel Global Marine and Energy, completing its first full year of operations and contributing $16.7 million of gross premium volume, offset in part by lower volume at the Markel Specialty Program Insurance unit. Specialty Admitted segment gross premium volume increased 7% in 2006 compared to 2005 primarily due to new programs at the Markel Specialty Program Insurance unit.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

London Insurance Market Segment

London Insurance Market segment gross premium volume decreased 5% in 2007 compared to 2006. This decrease was primarily the result of increased competition across many of our product lines, most notably our delegated authority accounts within the

Non-Marine Property division and our professional indemnity accounts within the Professional and Financial Risks division. London Insurance Market segment gross premium volume increased 14% in 2006 compared to 2005. Gross premium volume increased in 2006 primarily due to large rate increases on our catastrophe-exposed classes of business.

The following table summarizes net written premiums by segment.

NET WRITTEN PREMIUMS	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Excess and Surplus Lines	$1,121,373	$1,228,797	$1,160,948
Specialty Admitted	322,461	322,466	299,665
London Insurance Market	601,976	643,485	510,836
Other	1,952	197	1,145

TOTAL	$2,047,762	$2,194,945	$1,972,594

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume was 87% in both 2007 and 2006 compared to 82% in 2005. Net written premiums for 2005 were reduced by $57.6 million of additional reinsurance costs resulting from the 2005 Hurricanes. As a result of these additional reinsurance costs, our net retention of gross premium volume was reduced by 3% in 2005. Net retention of gross premium volume has increased over time, which is consistent with our strategy to retain more of our profitable business.

The following table summarizes earned premiums by segment.

EARNED PREMIUMS	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Excess and Surplus Lines	$1,154,773	$1,242,184	$1,138,525
Specialty Admitted	320,144	317,401	291,273
London Insurance Market	640,425	624,599	507,518
Other	1,952	197	1,145

TOTAL	$2,117,294	$2,184,381	$1,938,461

Excess and Surplus Lines earned premiums decreased 7% in 2007 compared to an increase of 9% in 2006. The decrease in 2007 earned premiums was a result of lower gross premium volume compared to the same period a year ago, most notably at our Markel Essex Excess and Surplus Lines and Markel Re units. Earned premiums in 2005 were reduced by $28.4 million of additional reinsurance costs resulting from the 2005 Hurricanes. The growth in Excess and Surplus Lines earned premiums in 2006 reflected higher net written premiums at most of our Excess and Surplus Lines units.

Specialty Admitted earned premiums increased 1% in 2007 and 9% in 2006. The increase in 2007 was due to higher earned premiums at the Markel Global Marine and Energy unit, which began writing business in the third quarter of 2006. The increase in 2006 was primarily due to higher gross premium volume in existing lines of business and growth in new programs.

London Insurance Market earned premiums increased 3% in 2007 and 23% in 2006. In 2007, earned premiums benefited from foreign exchange movements. Had the currency exchange rate of United States Dollars and United Kingdom Sterling remained constant in 2007, earned premiums would have declined 1% as a result of lower gross premium volume compared to the same period a year ago. Earned premiums in 2005 were reduced by $27.8 million of additional reinsurance costs resulting from the 2005 Hurricanes. In addition to the effects of the hurricanes, the increase in 2006 earned premiums was due to higher net written premiums compared to 2005 as a result of significant rate increases in 2006 on catastrophe-exposed classes of business and higher net retentions.

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

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Net investment income	$306,458	$271,016	$241,979
Net realized investment gains	$59,504	$63,608	$19,708
Increase (decrease) in net unrealized holding gains	$(114,239)	$246,113	$(114,717)
Investment yield (1)	4.0%	4.0%	3.8%
Taxable equivalent total investment return, before foreign currency effect	4.1%	9.6%	2.9%
Taxable equivalent total investment return(2)	4.8%	11.2%	1.5%
Ending portfolio balance	$7,788,206	$7,535,295	$6,588,222

(1)	Investment yield reflects net investment income as a percentage of average invested assets.
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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investments and cash and cash equivalents (invested assets) grew approximately 3% in 2007 as compared to 14% in 2006. The increase in the investment portfolio in 2007 was primarily due to cash flows from operations of $508.3 million, partially offset by a decrease in net unrealized holding gains of $114.2 million. The increase in the investment portfolio in 2006 was primarily due to cash flows from operations of $518.1 million and an increase in net unrealized holding gains of $246.1 million.

Net investment income for 2007 increased 13% compared to 2006 and increased 12% in 2006 compared to 2005. The increase in 2007 was due to higher average invested assets compared to 2006. The increase in 2006 was due to higher average invested assets and a higher investment yield than in 2005.

In each of the past three years, net realized investment gains were primarily related to equity securities that were sold because of merger and acquisition activity by the underlying company, our belief that the securities did not have the desired potential for further appreciation or decisions to reallocate capital to other equity securities with greater potential for long-term investment returns. Variability in the timing of realized and unrealized investment gains and losses should be expected.

Net realized investment gains included $27.4 million, $22.0 million and $16.9 million of realized losses on our fixed maturities and equity securities for the years ended December 31, 2007, 2006 and 2005, respectively. Proceeds received on securities sold at a loss were $0.5 billion in 2007, $0.9 billion in 2006 and $1.1 billion in 2005.

For each of the last three years, gross realized losses were recognized on equity securities that were sold to reallocate capital to other investments with greater potential for long-term investment returns. Additionally, our efforts to manage against interest rate volatility, maintain the duration of our portfolio and maintain high-credit quality investments resulted in the recognition of gross realized losses on fixed maturities. Gross realized losses also include write downs for other-than-temporary declines in the estimated fair market value of investments.

Approximately 82% of the gross realized losses in 2007 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2007 included $19.8 million of write downs for other-than-temporary declines in the estimated fair market value of two equity securities, neither of which had been in a continuous unrealized loss position for greater than one year. The most significant write down was for a financial guarantor where the value had declined as a result of concerns over its potential exposure to credit defaults. In January 2008, we sold this equity security and recognized a loss of $1.4 million.

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

The decrease in net unrealized holding gains during 2007 was due to a decline in the market value of our equity portfolio. This decline was due in part to the reclassification of unrealized gains to realized gains as a result of sales of equity securities. The decline was also due to reductions in market valuations of companies with exposure to the recent disruption in the structured finance markets, such as banks, consumer lenders and financial guarantors. The increase in net unrealized holding gains during 2006 was primarily due to the appreciation of our equity portfolio. The increase in market value for equity securities was due in part to our focus on large cap value stocks, including our investment concentration in the property and casualty insurance industry discussed in more detail under “Market Risk Disclosures,” which after experiencing pricing pressure in 2005 produced favorable returns in 2006. The decrease in net unrealized holding gains during 2005 was due to the decline in market value of both our fixed maturity and equity security portfolios. The decline in market value for fixed maturities was primarily due to the increase in interest rates during 2005. The decline in market value for equity securities was due in part to our focus on large cap value stocks, which experienced pricing pressure in 2005.

We complete a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. At December 31, 2007 and 2006, we held securities with gross unrealized losses of $136.4 million and $48.2 million, respectively. Gross unrealized losses at December 31, 2007 were less than 2% of our total invested assets. At December 31, 2007, all securities with unrealized losses were reviewed and we believe that there were no indications of declines in estimated fair value that were other-than-temporary. See note 2(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

Other Expenses

Interest expense was $56.3 million in 2007 compared to $65.2 million in 2006 and $63.8 million in 2005. The decrease in 2007 was due to a decline in average debt outstanding during the year. During the third quarter of 2007, our 7.20% unsecured senior notes matured and were repaid for $73.0 million. We also redeemed $106.4 million principal amount of our 8.71% Junior Subordinated Debentures in January 2007 and our convertible notes payable were converted during 2006. Partially offsetting these decreases was interest associated with the issuance of $150 million of 7.50% unsecured senior debentures during the third quarter of 2006. In 2006, interest expense from the new debt issuance was partially offset by lower interest expense on our 8.71% Junior Subordinated Debentures due to our retirement of a portion of these debentures during 2006.

We reported an effective tax rate of 29% in both 2007 and 2006 compared to 20% in 2005. In 2007, the Internal Revenue Service completed its examination of our 2005 federal income tax return. No material adjustments were made to our consolidated financial statements as a result of this examination. During 2006, our 2002 federal income tax year was closed to audit and management determined that tax liabilities were less than previously estimated, resulting in a $3.4 million tax benefit during 2006. Before considering this benefit, the estimated annual effective tax rate was 30% for the year ended December 31, 2006. During 2005, our 2001 federal income tax year was closed to audit. As a result, we recognized a tax benefit of $2.5 million. Before considering this benefit, the estimated annual effective tax rate was 22% for the year ended December 31, 2005. The effective tax rate in all years presented differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. See note 7 of the notes to consolidated financial statements for a discussion of factors affecting the realization of our gross deferred tax assets and unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our income tax returns.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comprehensive Income

We reported comprehensive income of $337.0 million, $550.8 million and $63.6 million in 2007, 2006 and 2005, respectively. The decrease in 2007 compared to 2006 was primarily due to a decline in the market value of the investment portfolio during 2007 compared to an increase in the market value of the investment portfolio during 2006. The improvement in 2006 compared to 2005 was primarily due to higher net income as a result of an increase in underwriting profits and an increase in the market value of the investment portfolio during 2006.

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the liability for losses and loss adjustment expenses at the end of 2002 for 2002 and all prior years, adjusted for commutations, acquisitions, dispositions, and other, was originally estimated to be $2,969.3 million. Five years later, as of December 31, 2007, this amount was re-estimated to be $3,377.3 million, of which $2,171.6 million had been paid, leaving a reserve of $1,205.7 million for losses and loss adjustment expenses for 2002 and prior years remaining unpaid as of December 31, 2007.

The following table represents the development of reserves for loss and loss adjustment expenses for the period 1997 through 2007.

(dollars in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Net reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$1,380.5	1,622.7	2,014.4	2,153.9	2,493.7	2,969.3	3,439.5	3,865.7	4,244.9	4,367.1	4,452.7

Paid (cumulative) as of:
One year later	161.1	248.7	550.3	607.7	647.7	702.1	679.6	717.2	799.5	783.8
Two years later	345.1	576.2	908.3	1,030.3	1,169.7	1,214.1	1,194.1	1,256.5	1,375.4
Three years later	539.6	836.2	1,179.8	1,410.8	1,536.2	1,615.7	1,597.8	1,667.4
Four years later	667.2	1,001.6	1,421.2	1,646.3	1,840.2	1,932.5	1,914.7
Five years later	782.6	1,123.2	1,559.0	1,867.7	2,065.6	2,171.6
Six years later	856.6	1,214.7	1,711.7	2,027.2	2,252.0
Seven years later	921.7	1,295.8	1,818.9	2,164.3
Eight years later	983.9	1,371.4	1,893.6
Nine years later	1,040.6	1,416.1
Ten years later	1,072.1

Reserves re-estimated as of:
One year later	1,343.1	1,584.2	2,026.8	2,291.4	2,625.2	3,097.8	3,473.4	3,815.1	4,112.6	4,169.8
Two years later	1,306.9	1,577.5	2,120.8	2,405.4	2,806.4	3,282.1	3,493.9	3,660.5	3,962.2
Three years later	1,277.3	1,619.1	2,204.0	2,582.7	3,049.8	3,357.4	3,429.4	3,575.9
Four years later	1,305.4	1,670.8	2,335.4	2,781.8	3,168.4	3,344.6	3,425.7
Five years later	1,352.4	1,765.4	2,389.4	2,870.6	3,176.1	3,377.3
Six years later	1,424.3	1,811.6	2,461.5	2,880.7	3,211.6
Seven years later	1,406.0	1,856.5	2,469.2	2,912.3
Eight years later	1,433.0	1,875.0	2,488.0
Nine years later	1,455.1	1,898.0
Ten years later	1,486.2

Net cumulative redundancy (deficiency)	$(105.7)	(275.3)	(473.6)	(758.4)	(717.9)	(408.0)	13.8	289.8	282.7	197.3

Cumulative %	(8%)	(17%)	(24%)	(35%)	(29%)	(14%)	0%	7%	7%	5%

Gross reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$1,868.5	2,173.5	2,652.0	3,058.7	3,805.7	4,454.0	4,911.4	5,356.2	6,148.7	5,606.2	5,525.6
Reinsurance recoverable, adjusted for commutations, acquisitions, dispositions and other	488.0	550.8	637.6	904.8	1,312.0	1,484.7	1,471.9	1,490.5	1,903.8	1,239.1	1,072.9

Net reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$1,380.5	1,622.7	2,014.4	2,153.9	2,493.7	2,969.3	3,439.5	3,865.7	4,244.9	4,367.1	4,452.7

Gross re-estimated reserves	2,219.0	2,824.8	3,753.3	4,492.5	5,006.5	4,983.6	4,880.8	4,959.2	5,765.8	5,376.8
Re-estimated recoverable	732.8	926.8	1,265.3	1,580.2	1,794.9	1,606.3	1,455.1	1,383.3	1,803.6	1,207.0

Net re-estimated reserves	$1,486.2	1,898.0	2,488.0	2,912.3	3,211.6	3,377.3	3,425.7	3,575.9	3,962.2	4,169.8

Gross cumulative redundancy (deficiency)	$(350.5)	(651.3)	(1,101.3)	(1,433.8)	(1,200.8)	(529.6)	30.6	397.0	382.9	229.4

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cumulative redundancy (deficiency) represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the liability for losses and loss adjustment expenses developed a $408.0 million deficiency from December 31, 2002 to December 31, 2007. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy (deficiency) is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance. The net and gross cumulative redundancies as of December 31, 2007 for 2006 and prior years were primarily due to redundancies that developed during 2007 at the Markel Shand Professional/Products Liability unit on the 2002 to 2006 accident years. See “Underwriting Results” for further discussion of changes in prior years’ loss reserves.

See note 8 of the notes to consolidated financial statements and the discussion under “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity And Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 20% at December 31, 2007 and 27% at December 31, 2006. The decrease in our 2007 debt to total capital ratio from 2006 is primarily due to the redemption of our 8.71% Junior Subordinated Debentures and the maturity of our 7.20% unsecured senior notes during 2007. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, from time to time, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

At December 31, 2007, our holding company (Markel Corporation) held $721.7 million of invested assets, which approximated 12.8 times annual interest expense. Holding company invested assets at December 31, 2007 increased from $541.2 million at December 31, 2006 primarily due to $357.1 million of dividends received during 2007 from our insurance subsidiaries, offset in part by $208.3 million of net cash used by financing activities. In order to maintain prudent levels of liquidity, we seek to maintain invested assets at Markel Corporation of at least two times annual interest expense.

In August 2005, our Board of Directors approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, we may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. As of December 31, 2007, we have repurchased 208,700 shares of our common stock at a cost of $76.4 million under the Program.

Our insurance operations collect premiums and pay claims, reinsurance costs and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term fixed maturities. Short-term investments held by our insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses. As a holding company, Markel Corporation receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are made within the guidelines of various management agreements between the holding company and its subsidiaries.

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. At December 31, 2007, our domestic insurance subsidiaries could pay dividends of $282.6 million during the following twelve months under these laws. There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay. We must provide 14 days advance notice to the Financial Services Authority before receiving dividends from MIICL. In addition, our foreign insurance subsidiaries must comply with the United Kingdom Companies Act of 1985, which provides that dividends may only be paid out of distributable profits.

Net cash provided by operating activities decreased to $508.3 million in 2007 from $518.1 million in 2006 and $542.8 million in 2005. The decrease in 2007 was primarily due to lower premium volume in the Excess and Surplus Lines segment, offset in part by lower claim payments related to the 2005 Hurricanes compared to 2006. The decrease in 2006 was primarily due to higher claim payments related to hurricanes and higher income tax payments compared to 2005, offset in part by collections of reinsurance balances related to the 2005 Hurricanes, increased premium volume and cash received from reinsurance commutation agreements completed in 2006.

Invested assets increased to $7.8 billion at December 31, 2007 from $7.5 billion at December 31, 2006. The increase in invested assets was primarily due to our 2007 net cash provided by operating activities, offset in part by a decrease in net unrealized holding gains in 2007. See note 2(f) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash used by financing activities was $208.3 million for the year ended December 31, 2007 compared to net cash provided by financing activities of $58.5 million and net cash used by financing activities of $29.2 million for the years ended December 31, 2006 and 2005, respectively. On January 2, 2007, we redeemed the remaining outstanding Junior Subordinated Deferrable Interest Debentures for $111.0 million. Additionally, we repaid $73.0 million on our 7.20% unsecured senior notes, which matured August 15, 2007, and repurchased shares of our common stock for $24.2 million. The net cash provided by financing activities during 2006 was due to $145.4 million of net proceeds from the issuance of our 7.50% unsecured senior debentures, partially offset by $86.9 million of cash used to repurchase shares of our common stock and retire a portion of both our senior long-term debt and our 8.71% Junior Subordinated Debentures. During 2005, the $29.2 million of cash was used to repurchase shares of our common stock and retire a portion of both our outstanding senior long-term debt and our 8.71% Junior Subordinated Debentures.

Reinsurance recoverable on paid and unpaid losses was $1.2 billion at December 31, 2007 compared to $1.4 billion at December 31, 2006. The decrease was due in part to collections of reinsurance balances related to amounts due on the 2005 Hurricanes of approximately $70 million. Additionally, our reinsurance recoverables were reduced as a result of our re-estimation of ultimate amounts due from reinsurers on business written at Markel International on the 2001 and prior accident years. This re-estimation did not affect net incurred losses and loss adjustment expenses as gross loss reserves were also reduced.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In recent years we have completed numerous reinsurance commutations, which involve the termination of ceded or assumed reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers. Our commutation strategy related to assumed reinsurance contracts is to reduce our loss exposure to long-tailed liabilities assumed under reinsurance agreements entered into prior to our acquisition of Markel International. We will continue to pursue commutations when we believe they meet our objectives.

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial conditions of our reinsurers and we assess our concentration of credit risk on a regular basis. At December 31, 2007, our reinsurance recoverable balance for the ten largest reinsurers was $834.1 million, representing 72% of our consolidated balance. Of the amounts due from the ten largest reinsurers, 94% was due from reinsurers rated “A” or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $281.3 million at December 31, 2007, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. See note 14 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that reinsurance recoverable balances are collectible, deterioration in reinsurers’ ability to pay or collection disputes could adversely affect our operating cash flows, financial position and results of operation.

The following table reconciles case reserves and IBNR reserves, by segment, to unpaid losses and loss adjustment expenses reported on our consolidated balance sheets.

(dollars in thousands)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Consolidated
December 31, 2007
Case reserves	$697,237	102,586	1,026,958	392,743	$2,219,524
IBNR reserves	1,917,580	197,037	939,740	251,692	3,306,049

TOTAL	$2,614,817	299,623	1,966,698	644,435	$5,525,573

December 31, 2006
Case reserves	$750,330	91,650	1,125,656	452,989	$2,420,625
IBNR reserves	1,818,637	173,273	925,784	245,560	3,163,254

TOTAL	$2,568,967	264,923	2,051,440	698,549	$5,583,879

Unpaid losses and loss adjustment expenses at December 31, 2007 decreased 1% compared to 2006 due in part to lower case reserves within the Excess and Surplus Lines and London Insurance Market segments as a result of settling claims from the 2005 Hurricanes during 2007. Case reserves also decreased in 2007 due to the continued settlement of reported claims on the discontinued lines of business included in the Other segment and the completion of several commutations of assumed reinsurance contracts. These decreases were partially offset by an increase in IBNR reserves within the Excess and Surplus Lines segment due in part to adverse loss experience at the Markel Re unit. See note 8 of the notes to consolidated financial statements and “Critical Accounting Estimates” for a discussion of estimates and assumptions related to unpaid losses and loss adjustment expenses.

The following table summarizes our contractual cash payment obligations at December 31, 2007.

	Payments Due by Period (1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt	$689,715	93,050	—	—	596,665
Operating leases	114,113	16,384	32,203	22,274	43,252
Unpaid losses and loss adjustment expenses (estimated)	5,525,573	1,370,441	1,775,165	975,052	1,404,915

TOTAL	6,329,401	1,479,875	1,807,368	997,326	2,044,832

(1)	See notes 5, 8 and 10 of the notes to consolidated financial statements for further discussion of these obligations.

Senior long-term debt, excluding unamortized discount, was $689.7 million and $762.7 million at December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, there were no amounts outstanding under our $375 million revolving credit facility.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2007. To the extent that we are not in compliance with our covenants, our access to the credit facility could be restricted. While we believe such action is unlikely, the inability to access the credit facility could adversely affect our liquidity. See note 10 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

Reserves for unpaid losses and loss adjustment expenses represent future, contractual obligations associated with insurance and reinsurance contracts issued to our policyholders. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2007. Payment patterns for losses and loss adjustment expenses were based upon paid development factors over the past 10 years for each of our insurance subsidiaries. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the above table.

We adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2007, we had unrecognized tax benefits of $48.4 million related to uncertain tax positions as defined by FIN 48. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with our unrecognized tax benefits, we are unable to make a reasonably reliable estimate of the amount and period in which any liabilities might be paid. See note 7 of the notes to consolidated financial statements for further discussion of our adoption of FIN 48 and our expectations regarding changes in unrecognized tax benefits during 2008.

At December 31, 2007, we had $1.6 billion of invested assets held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of a default on our obligations. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 2(f) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC’s requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2007, the capital and surplus of each of our domestic insurance subsidiaries was above the minimum regulatory thresholds.

Capital adequacy of our international insurance subsidiaries is regulated by the Financial Services Authority and the Council of Lloyd’s. At December 31, 2007, the capital and surplus of each of our international insurance subsidiaries was above the minimum regulatory thresholds.

We have access to various capital sources, including dividends from insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs, which include funding the repayment of $93.1 million principal amount of 7.0% unsecured senior notes that mature in May 2008.

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

The estimated fair value of our investment portfolio at December 31, 2007 was $7.8 billion, 75% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 25% of which was invested in equity securities and investments in affiliates. At December 31, 2006, the estimated fair value of our investment portfolio was $7.5 billion, 76% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 24% of which was invested in equity securities and investments in affiliates.

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

At December 31, 2007, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of short-term price volatility. At December 31, 2007, our ten largest equity holdings represented $970.7 million, or 52%, of the equity portfolio. Investments in the property and casualty insurance industry represented $568.7 million, or 31%, of the equity portfolio at December 31, 2007. Our investments in the property and casualty insurance industry included a $263.9 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. Due to our long-term investment focus, we are not concerned with short-term market volatility as long as our insurance subsidiaries’ ability to write business is not impaired. We have investment guidelines that set limits on the amount of equity securities our insurance subsidiaries can hold.

The following table summarizes our equity price risk and shows the effect of a hypothetical 20% increase or decrease in market prices as of December 31, 2007 and 2006. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of December 31, 2007
Equity Securities	$1,854	20% increase	$2,225	9.1
		20% decrease	$1,483	(9.1)

As of December 31, 2006
Equity Securities	$1,766	20% increase	$2,120	10.0
		20% decrease	$1,413	(10.0)

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

We use a commercially available model to estimate the effect of interest rate risk on the fair values of our fixed maturity portfolio and borrowings. The model estimates the impact of interest rate changes on a wide range of factors including duration, prepayment, put options and call options. Fair values are estimated based on the net present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single point-in-time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2007 and 2006. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders’ Equity
FIXED MATURITY INVESTMENTS
As of December 31, 2007
Total Fixed Maturity Investments(1)	$5,853	200 bp decrease	$6,366	8.8	12.6
		100 bp decrease	6,114	4.5	6.4
		100 bp increase	5,576	(4.7)	(6.8)
		200 bp increase	5,297	(9.5)	(13.7)

As of December 31, 2006
Total Fixed Maturity Investments(1)	$5,696	200 bp decrease	$6,177	8.4	13.6
		100 bp decrease	5,937	4.2	6.8
		100 bp increase	5,444	(4.4)	(7.1)
		200 bp increase	5,186	(9.0)	(14.4)

LIABILITIES(2)
As of December 31, 2007
Borrowings	$706	200 bp decrease	$812
		100 bp decrease	758
		100 bp increase	659
		200 bp increase	616

As of December 31, 2006
Borrowings	$912	200 bp decrease	$1,023
		100 bp decrease	964
		100 bp increase	863
		200 bp increase	816

(1)	Includes short-term investments and cash and cash equivalents.

(2)	Changes in estimated fair value have no impact on shareholders’ equity.

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Foreign Exchange Risk

We have foreign exchange risk associated with our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign exchange forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income (loss). Our contracts generally have maturities of three months. At December 31, 2007, we held one contract outstanding with a notional amount of $19.6 million and an unrealized loss of $0.5 million. There were no realized gains or losses on forward contracts in 2007.

At December 31, 2007 and 2006, approximately 86% and 87%, respectively, of our invested assets were denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate increased by 10%, shareholders’ equity at December 31, 2007 and 2006 would have changed by approximately $4.2 million and $4.0 million, respectively. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate decreased by 10%, shareholders’ equity at December 31, 2007 and 2006 would have changed by approximately $5.2 million and $4.8 million, respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

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

Controls and Procedures

As of December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO) and the Senior Vice President and Chief Financial Officer (CFO).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2007. See Management’s Report on Internal Control over Financial Reporting and our independent registered public accounting firm’s attestation report on the effectiveness of our internal control over financial reporting beginning on page 75.

There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

the frequency and severity of catastrophic events is unpredictable and may be exacerbated if, as many forecast, conditions in the ocean and atmosphere result in increased hurricane or other adverse weather-related activity;

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

•	loss of services of any executive officers could impact our operations; and

•	adverse changes in our assigned financial strength or debt ratings could impact our ability to attract and retain business.

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

	Years Ended December 31,
	2002(1)	2003	2004	2005	2006	2007
Markel Corporation	100	123	177	154	234	239
S&P 500	100	129	143	150	173	183
Dow Jones Property & Casualty Insurance	100	124	137	157	180	163

(1)	$100 invested on December 31, 2002 in our common stock or the listed index. Includes reinvestment of dividends.

Markel Corporation & Subsidiaries

OTHER INFORMATION (continued)

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 21, 2008 was approximately 500. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 10,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2007 were $554.95 and $454.83, respectively. See Quarterly Financial Information on page 78 for additional common stock price information.

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

Annual Shareholders’ Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, 101 West Franklin Street, Richmond, Virginia at 4:30 p.m., May 13, 2008.

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
McGuireWoods LLP

Stewart M. Kasen
Retired President and Chief Executive Officer
S & K Famous Brands, Inc.

Executive Officers

Alan I. Kirshner

Chairman of the Board and Chief Executive Officer since 1986. Director since 1978. Age 72.

Anthony F. Markel

President and Chief Operating Officer since March 1992. Director since 1978. Age 66.

Steven A. Markel

Vice Chairman since March 1992. Director since 1978. Age 59.

Paul W. Springman

Executive Vice President since August 2002. Age 56.

Thomas S. Gayner

Executive Vice President and Chief Investment Officer since May 2004. Chief Investment Officer from January 2001 – May 2004. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 – 2004. Age 46.

Richard R. Whitt, III

Senior Vice President and Chief Financial Officer since May 2005. Senior Vice President–Finance from August 2003 – May 2005. Executive Vice President and Chief Administratve Officer, Markel International Limited, a subsidiary, from August 2003 – May 2005. Vice President, Controller and Treasurer from January 2001 – August 2003. Age 44.

Index to Exhibits

3(i) Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii) Bylaws, as amended (3.1)b

4(i) Form of Credit Agreement dated August 25, 2005, among Markel Corporation, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent and Swingline Lender, Wachovia Bank, N.A., as Syndication Agent, and Barclays Bank PLC and HSBC Bank USA, N.A., as Co-Documentation Agents (4)c

4(ii) First Amendment dated March 17, 2006 to Credit Agreement dated August 25, 2005 among Markel Corporation, the banks and financial institutions from time to time party thereto, and SunTrust Bank, as Administrative Agent and Swingline Lender (4(ii))d

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at December 31, 2007, and the respective Notes thereto, included in this Annual Report on Form 10-K.

Management Contracts or Compensatory Plans required to be filed (Item 10.1-10.13)

10.1 Trust and Amendment Under Markel Corporation 1989 Non-Employee Directors Stock Option Plan (10.2)e

10.2 Form of Employment Agreement with Alan I. Kirshner, Anthony F. Markel and Steven A. Markel (10.1)f

10.3 Form of Executive Employment Agreement with Thomas S. Gayner, Paul W. Springman and Richard R. Whitt, III (10.2)f

10.4 Schedule of Base Salaries for Alan I. Kirshner, Anthony F. Markel, Steven A. Markel, Thomas S. Gayner, Paul W. Springman and Richard R. Whitt, III**

10.5 Markel Corporation Executive Bonus Plan (10.3)g

10.6 Description of Awards Under Executive Bonus Plan**

10.7 Employee Stock Purchase and Bonus Plan (10.1)h

10.8 Markel Corporation Omnibus Incentive Plan (Appendix B)i

10.9 Form of Restricted Stock Unit Award for Directors (10.8)j

10.10 Form of Restricted Stock Unit Award for Lemuel E. Lewis (10.1)k

10.11 Form of Restricted Stock Unit Award for Executive Officers (10.2)l

10.12 Form of Restricted Stock Unit 2006 Supplemental Award for Executive Officers (10.1)m

10.13 Description of Non-Employee Director Compensation (10.13)n

21 Certain Subsidiaries of Markel Corporation**

23 Consent of independent registered public accounting firm to incorporation by reference of certain reports into the Registrant’s Registration Statements on Forms S-8 and S-3**

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1 Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2 Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

**	filed with this report

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 20, 2007.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s (Commission File No. 001-13051) report on Form 10-K for the year ended December 31, 1999.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on December 21, 2006.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 27, 2005.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2007.

i.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant’s Proxy Statement and Definitive 14A filed April 2, 2003.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2003.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on February 28, 2007.

l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on February 28, 2007.

m.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on July 24, 2006.

n.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	/s/ Steven A. Markel
Vice Chairman
February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

Alan I. Kirshner,*	Chief Executive Officer and Chairman of the Board of Directors

Anthony F. Markel,*	President, Chief Operating Officer and Director

Steven A. Markel,*	Vice Chairman and Director

Paul W. Springman,*	Executive Vice President

Thomas S. Gayner,*	Executive Vice President and Chief Investment Officer

Richard R. Whitt, III,*	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

J. Alfred Broaddus, Jr.,*	Director

Douglas C. Eby,*	Director

Leslie A. Grandis,*	Director

Stewart M. Kasen,*	Director

Lemuel E. Lewis,*	Director

Jay M. Weinberg,*	Director

*	Signed as of February 29, 2008