Form 10-Q
period 2008-03-31
MARKEL CORP
filed 2008-04-30
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at April 28, 2008: 9,936,343

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,253,059 in 2008 and $5,318,114 in 2007)	$5,229,115	$5,323,750
Equity securities (cost of $1,183,995 in 2008 and $1,263,266 in 2007)	1,726,721	1,854,062
Short-term investments (estimated fair value approximates cost)	81,184	51,552
Investments in affiliates	85,237	81,181

Total Investments	7,122,257	7,310,545

Cash and cash equivalents	612,056	477,661
Receivables	335,153	296,295
Reinsurance recoverable on unpaid losses	1,084,971	1,072,918
Reinsurance recoverable on paid losses	65,702	78,306
Deferred policy acquisition costs	206,175	202,291
Prepaid reinsurance premiums	109,317	114,711
Goodwill and intangible assets	343,961	344,911
Other assets	276,031	236,781

Total Assets	$10,155,623	$10,134,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,583,239	$5,525,573
Unearned premiums	943,686	940,309
Payables to insurance companies	58,243	39,790
Senior long-term debt (estimated fair value of $685,000 in 2008 and $706,000 in 2007)	681,043	680,698
Other liabilities	274,631	306,887

Total Liabilities	7,540,842	7,493,257

Shareholders’ equity:
Common stock	868,772	866,362
Retained earnings	1,442,355	1,417,269
Accumulated other comprehensive income	303,654	357,531

Total Shareholders’ Equity	2,614,781	2,641,162
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$10,155,623	$10,134,419

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$500,420	$531,410
Net investment income	76,012	77,382
Net realized investment gains (losses)	(56,308)	10,149

Total Operating Revenues	520,124	618,941

OPERATING EXPENSES
Losses and loss adjustment expenses	280,144	274,735
Underwriting, acquisition and insurance expenses	179,748	186,602
Amortization of intangible assets	950	—

Total Operating Expenses	460,842	461,337

Operating Income	59,282	157,604
Interest expense	12,831	15,449

Income Before Income Taxes	46,451	142,155
Income tax expense	12,463	43,481

Net Income	$33,988	$98,674

OTHER COMPREHENSIVE LOSS
Net unrealized losses on investments, net of taxes:
Net holding losses arising during the period	$(87,480)	$(12,975)
Less reclassification adjustments for net gains (losses) included in net income	37,476	(9,608)

Net unrealized losses	(50,004)	(22,583)
Currency translation adjustments, net of taxes	(73)	287
Change in net actuarial pension loss, net of taxes	278	303
Change in fair value of treasury lock agreements, net of taxes	(4,078)	—

Total Other Comprehensive Loss	(53,877)	(21,993)

Comprehensive Income (Loss)	$(19,889)	$76,681

NET INCOME PER SHARE
Basic	$3.42	$9.89
Diluted	$3.41	$9.88

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$866,362	$854,561
Restricted stock units expensed	1,472	1,228
Cumulative effect of adoption of FASB Interpretation No. 48	—	2,831
Other	938	—

Balance at end of period	$868,772	$858,620

RETAINED EARNINGS
Balance at beginning of period	$1,417,269	$1,015,679
Net income	33,988	98,674
Repurchases of common stock	(8,902)	(24,210)
Cumulative effect of adoption of FASB Interpretation No. 48	—	20,131

Balance at end of period	$1,442,355	$1,110,274

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized holding gains on investments, net of taxes:
Balance at beginning of period	$388,521	$462,482
Net unrealized losses on investments, net of taxes	(50,004)	(22,583)

Balance at end of period	338,517	439,899

Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(7,523)	(11,316)
Currency translation adjustments, net of taxes	(73)	287

Balance at end of period	(7,596)	(11,029)

Net actuarial pension loss, net of taxes:
Balance at beginning of period	(23,467)	(25,013)
Change in net actuarial pension loss, net of taxes	278	303

Balance at end of period	(23,189)	(24,710)

Net unrealized loss on treasury lock agreements, net of taxes:
Balance at beginning of period	—	—
Change in fair value of treasury lock agreements, net of taxes	(4,078)	—

Balance at end of period	(4,078)	—

Balance at end of period	$303,654	$404,160

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,614,781	$2,373,054

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$33,988	$98,674
Adjustments to reconcile net income to net cash provided by operating activities	16,311	(33,558)

Net Cash Provided By Operating Activities	50,299	65,116

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	308,601	313,751
Proceeds from maturities, calls and prepayments of fixed maturities	35,289	28,789
Cost of fixed maturities and equity securities purchased	(215,340)	(388,435)
Net change in short-term investments	(29,632)	(33,009)
Cost of investments in affiliates	(3,075)	—
Other	(2,845)	(3,123)

Net Cash Provided (Used) By Investing Activities	92,998	(82,027)

FINANCING ACTIVITIES
Retirement of Junior Subordinated Deferrable Interest Debentures	—	(111,012)
Repurchases of common stock	(8,902)	(24,210)

Net Cash Used By Financing Activities	(8,902)	(135,222)

Increase (decrease) in cash and cash equivalents	134,395	(152,133)
Cash and cash equivalents at beginning of period	477,661	555,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$612,056	$402,982

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of March 31, 2008 and the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2007 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Net income as reported	$33,988	$98,674

Basic common shares outstanding	9,947	9,974
Dilutive potential common shares	22	18

Diluted shares outstanding	9,969	9,992

Basic net income per share	$3.42	$9.89

Diluted net income per share	$3.41	$9.88

3. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Three Months Ended March 31,
(dollars in thousands)	2008		2007
	Written	Earned	Written	Earned
Direct	$492,062	$520,491	$558,417	$572,676
Assumed	78,452	46,545	70,886	43,363
Ceded	(61,291)	(66,616)	(83,778)	(84,629)

Net premiums	$509,223	$500,420	$545,525	$531,410

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $59.1 million and $32.5 million for the three months ended March 31, 2008 and 2007, respectively.

4. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

The Company redeemed $106.4 million principal amount of its 8.71% Junior Subordinated Debentures for $111.0 million on January 2, 2007. This redemption resulted in a loss of $4.6 million, which is reflected in net realized investment gains for the three months ended March 31, 2007.

5. Segment Reporting Disclosures

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

	Three Months Ended March 31, 2008
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$296,446	$71,557	$202,630	$—	$(119)	$570,514
Net written premiums	263,319	63,967	182,258	—	(321)	509,223

Earned premiums	$277,397	$76,741	$146,603	$—	$(321)	$500,420
Losses and loss adjustment expenses:
Current year	178,261	48,316	100,924	—	—	327,501
Prior years	(30,617)	(4,902)	(15,040)	—	3,202	(47,357)
Underwriting, acquisition and insurance expenses	97,017	31,412	55,540	—	(4,221)	179,748

Underwriting profit	32,736	1,915	5,179	—	698	40,528

Net investment income	—	—	—	76,012	—	76,012
Net realized investment losses	—	—	—	(56,308)	—	(56,308)

Segment profit	$32,736	$1,915	$5,179	$19,704	$698	$60,232

Amortization of intangible assets						950
Interest expense						12,831

Income before income taxes						$46,451

U.S. GAAP combined ratio(1)	88%	98%	96%	—	NM (2)	92%

	Three Months Ended March 31, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$342,662	$72,090	$213,457	$—	$1,094	$629,303
Net written premiums	291,801	68,092	184,450	—	1,182	545,525

Earned premiums	$292,559	$77,877	$159,792	$—	$1,182	$531,410
Losses and loss adjustment expenses:
Current year	168,426	47,844	98,565	—	—	314,835
Prior years	(33,910)	(2,187)	(6,600)	—	2,597	(40,100)
Underwriting, acquisition and insurance expenses	102,484	28,875	59,229	—	(3,986)	186,602

Underwriting profit	55,559	3,345	8,598	—	2,571	70,073

Net investment income	—	—	—	77,382	—	77,382
Net realized investment gains	—	—	—	10,149	—	10,149

Segment profit	$55,559	$3,345	$8,598	$87,531	$2,571	$157,604

Interest expense						15,449

Income before income taxes						$142,155

U.S. GAAP combined ratio(1)	81%	96%	95%	—	NM (2)	87%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	March 31, 2008	December 31, 2007
Segment Assets:
Investing	$7,734,313	$7,788,206
Other	2,421,310	2,346,213

Total Assets	$10,155,623	$10,134,419

6. Investments

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities in an unrealized loss position are reviewed. Unless other factors cause the Company to reach a contrary conclusion, investments with a fair value of less than 80% of cost for more than 180 days are deemed to have a decline in value that is other-than-temporary. A decline in value that is considered to be other-than-temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

Net realized investment gains (losses) included $72.0 million and $3.5 million of write downs for other-than-temporary declines in the estimated fair value of investments during the three months ended March 31, 2008 and 2007, respectively.

7. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $3.4 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Service cost	$522	$532
Interest cost	1,573	1,354
Expected return on plan assets	(1,936)	(1,779)
Amortization of net actuarial pension loss	428	467

Net periodic benefit cost	$587	$574

The Company contributed $2.0 million to the Terra Nova Pension Plan during the first quarter of 2008. The Company expects plan contributions to total $3.0 million in 2008.

8. Contingencies

The Company’s estimates of losses from the 2005 Hurricanes assumed that flood exclusions in its property policies generally applied to flood damage in the New Orleans area following Hurricane Katrina. Beginning in late November 2006, Louisiana state and federal trial courts ruled in a number of cases that flood damage following the New Orleans area levee breaches was not excluded from coverage under policies similar to those the Company has written. Both the United States Court of Appeals for the Fifth Circuit (covering Louisiana,

Mississippi and Texas) and the Louisiana Supreme Court have now overturned the lower court rulings, holding that flood exclusions in the policies under consideration unambiguously excluded coverage, whatever the cause of the flood. Although there is still a significant volume of Katrina-related litigation and the potential for adverse outcomes on specific damage issues, the possibility of a material increase in unpaid losses and loss adjustment expenses due to the inapplicability of policy flood exclusions is unlikely.

Other contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

9. Derivatives

During the first quarter of 2008, the Company entered into treasury lock agreements in order to mitigate its interest rate risk associated with the anticipated issuance of fixed-rate debt in 2008. The treasury locks, which qualify for cash flow hedge accounting treatment, are recorded at fair value. At March 31, 2008, the treasury locks had an aggregate notional amount of $225.0 million and a fair value of $(6.3) million. The fair value is determined using an external valuation model that is dependent upon several inputs, including the current yield on a ten-year U.S. Treasury note and the current forward yield, as well as a measure of the sensitivity of the exposure to a change in interest rates. Changes in fair value are recorded as unrealized gains or losses in other comprehensive income or loss. Upon the issuance of debt, the accumulated gain or loss will be amortized as an adjustment to interest expense over the life of the debt. The fair value of the treasury locks is included in other liabilities on the consolidated balance sheet at March 31, 2008. The treasury locks mature in July 2008.

In 2007, the Company entered into a credit default swap, whereby third party credit risk was transferred from a counterparty to the Company in exchange for $30.0 million. The credit default swap is accounted for as a derivative instrument and is recorded at fair value. At March 31, 2008, the credit default swap had a notional amount of $50.0 million, which represents the Company’s aggregate exposure to losses if specified credit events involving third parties occur, and a fair value of $37.2 million. The fair value is determined using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. Changes in fair value are recorded in net investment income. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheet. The credit default swap has a scheduled termination date of December 2014.

The Company had no other material derivative instruments at March 31, 2008.

10. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits entities to choose to measure specified financial instruments and certain other eligible items at fair value, with changes in fair value recognized in earnings. Statement No. 159 became effective for the Company on January 1, 2008. The Company did not elect the fair value option for assets and liabilities currently held, and therefore, the adoption of this standard did not have an impact on its financial position, results of operations or cash flows.

11. Fair Value Measurements

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

Statement No. 157 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy are defined as follows:

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.

Level 3 – Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement.

In accordance with Statement No. 157, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following section describes the valuation methodologies used by the Company to measure assets and liabilities at fair value, including an indication of the level within the fair value hierarchy in which each asset or liability is generally classified.

Investments available for sale. Investments available for sale are recorded at fair value on a recurring basis and include fixed maturities, equity securities and short-term investments. Fair value for these investments is measured based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are measured by an independent pricing service that utilizes valuation techniques based upon observable market data. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities and obligations of U.S. government agencies, municipal bonds, foreign government bonds and corporate debt securities.

Derivatives. Derivatives are recorded at fair value on a recurring basis and include treasury lock agreements and a credit default swap. Fair value for these derivatives is measured using independent pricing models. See note 9 for a discussion of the valuation models for derivatives, including the key inputs and assumptions to those models. Due to the significance of unobservable inputs required in measuring the fair value of these derivatives, they have been classified as Level 3 within the fair value hierarchy.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available for sale:
Fixed maturities	$—	$5,229,115	$—	$5,229,115
Equity securities	1,718,007	8,714	—	1,726,721
Short-term investments	5,280	75,904	—	81,184
Liabilities:
Derivatives	$—	$—	$43,498	$43,498

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	Derivatives
Beginning balance as of January 1, 2008	$33,141
Total net losses for the quarter included in:
Net income	4,083
Other comprehensive loss	6,274
Purchases, sales, issuances and settlements, net	—
Net transfers into (out of) Level 3	—

Ending balance as of March 31, 2008	$43,498

Net unrealized losses included in net income for the quarter relating to liabilities held at March 31, 2008	$4,083	(1)

(1)	Included in net investment income in the consolidated statement of income and comprehensive income (loss).

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, the reinsurance allowance for doubtful accounts and income tax liabilities, as well as, analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Readers are urged to review our 2007 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

Our Excess and Surplus Lines segment is comprised of four underwriting units, our Specialty Admitted segment consists of three underwriting units and our London Insurance Market segment is comprised of Markel International’s operations. In 2007, our Excess and Surplus Lines segment was comprised of five underwriting units. During the first quarter of 2008, it was determined that the products previously written by the Markel Re unit would be combined into two of our existing underwriting units. Markel Re’s excess and umbrella program and casualty facultative placements will be written out of the Markel Brokered Excess and Surplus Lines unit, while the alternative risk transfer programs will be combined with the Markel Specialty Program Insurance unit. All business previously written by the Markel Re unit will continue to be included in the Excess and Surplus Lines segment’s results.

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

Results of Operations

The following table compares the components of net income.

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Underwriting profit	$40,528	$70,073
Net investment income	76,012	77,382
Net realized investment gains (losses)	(56,308)	10,149
Amortization of intangible assets	(950)	—
Interest expense	(12,831)	(15,449)
Income tax expense	(12,463)	(43,481)

Net Income	$33,988	$98,674

Net income for the three months ended March 31, 2008 decreased primarily due to $72.0 million of write downs for other-than-temporary declines in the estimated fair value of investments during the first quarter of 2008. Net income for the first quarter of 2008 also decreased due to lower underwriting profits as compared to the same period of 2007. The components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Gross premium volume	$570,514	$629,303
Net written premiums	$509,223	$545,525
Net retention	89%	87%
Earned premiums	$500,420	$531,410
Losses and loss adjustment expenses	$280,144	$274,735
Underwriting, acquisition and insurance expenses	$179,748	$186,602
Underwriting profit	$40,528	$70,073

U.S. GAAP Combined Ratios (1)
Excess and Surplus Lines	88%	81%
Specialty Admitted	98%	96%
London Insurance Market	96%	95%
Other	NM (2)	NM (2)
Markel Corporation (Consolidated)	92%	87%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful. Further discussion of underwriting profit for the Other segment follows.

Our combined ratio was 92% for the first quarter of 2008 compared to 87% for the same period last year. The increase in the combined ratio was primarily due to a higher current accident year loss ratio than in 2007 resulting from softening insurance market conditions and adverse loss experience within our property programs.

The combined ratio for the Excess and Surplus Lines segment was 88% for the first quarter of 2008 compared to 81% for the same period last year. The increase in the combined ratio was due to a higher current accident year loss ratio primarily resulting from price reductions in a softening insurance market. Increased loss frequency and severity at each of our property divisions in this segment also contributed to the higher current accident year loss ratio in 2008.

The combined ratio for the Specialty Admitted segment was 98% for the quarter ended March 31, 2008 compared to 96% for the same period of 2007. For the first quarter of 2008, a higher expense ratio more than offset a lower loss ratio compared to the first quarter of 2007. The higher expense ratio in 2008 was due in part to lower earned premiums and higher personnel costs as compared to the same period of 2007. The lower loss ratio in 2008 was due to more favorable development on prior years’ loss reserves compared to the same period of 2007.

The combined ratio for the London Insurance Market segment was 96% for the quarter ended March 31, 2008 compared to 95% for the same period of 2007. The increase in the combined ratio in the first quarter of 2008 was primarily due to a higher current accident year loss ratio, which was offset in part by more favorable development on prior years’ loss reserves compared to the first quarter of 2007. The higher current accident year loss ratio in 2008 was the result of softening insurance market conditions. The London Insurance Market segment’s combined ratio for the quarter ended March 31, 2008 included $15.0 million of favorable development on prior years’ loss reserves compared to $6.6 million of favorable development for the same period of 2007.

The Other segment produced an underwriting profit of $0.7 million for the quarter ended March 31, 2008 compared to an underwriting profit of $2.6 million for the same period of 2007.

Premiums and Net Retentions

The following table summarizes gross premium volume and net written premiums by underwriting segment.

Gross Premium Volume			Net Written Premiums
Three Months Ended March 31,			Three Months Ended March 31,
2008	2007	(dollars in thousands)	2008	2007
$296,446	$342,662	Excess and Surplus Lines	$263,319	$291,801
71,557	72,090	Specialty Admitted	63,967	68,092
202,630	213,457	London Insurance Market	182,258	184,450
(119)	1,094	Other	(321)	1,182

$570,514	$629,303	Total	$509,223	$545,525

Gross premium volume for the first quarter of 2008 decreased 9% compared to the same period of 2007. The decrease in 2008 premium writings was primarily the result of increased competition across many of our product lines and our decision to exit certain alternative risk transfer programs during 2007 that were previously underwritten by the Markel Re unit.

We expect that competition in the property and casualty insurance industry will remain strong throughout 2008. We continue to see price deterioration in virtually all of our product areas as a result of intense competition, including the increased presence of standard insurance companies in our markets. During the first quarter of 2008, the rate of market price decreases accelerated in many of our product areas and, in our opinion, market prices in some product areas are approaching unprofitable levels. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume has declined and, if the competitive environment does not improve, could decline further in the future. We continue to focus on superior customer service, new product development, geographic expansion and increased marketing efforts to combat softening insurance market conditions.

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume for the first quarter of 2008 was 89% compared to 87% for the same period of 2007. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business and reflects purchasing less reinsurance in both the Excess and Surplus Lines and London Insurance Market segments during 2008 compared to 2007.

The following table summarizes earned premiums by underwriting segment.

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Excess and Surplus Lines	$277,397	$292,559
Specialty Admitted	76,741	77,877
London Insurance Market	146,603	159,792
Other	(321)	1,182

Total	$500,420	$531,410

Earned premiums for the three months ended March 31, 2008 decreased 6% compared to the same period of 2007. The decrease in 2008 was primarily due to lower earned premiums in the Excess and Surplus Lines and London Insurance Market segments as a result of lower gross premium volume compared to 2007.

Investing Results

Net investment income for the three months ended March 31, 2008 was $76.0 million compared to $77.4 million for the same period of 2007. The decrease for the first quarter of 2008 was due to a $4.1 million unrealized loss on our credit default swap, which was partially offset by having higher average invested assets compared to the first quarter of 2007.

Net realized investment losses for the three months ended March 31, 2008 were $56.3 million compared to net realized investment gains of $10.1 million for the same period last year. Net realized investment losses for the quarter ended March 31, 2008 included $72.0 million of write downs for other-than-temporary declines in the estimated fair value of ten equity securities and one fixed maturity. Approximately two-thirds of the write downs were due to the determination that we no longer had the intent to hold these securities until they fully recover in value as we have begun selling a portion of the securities in order to allocate capital to other securities with greater potential for long-term investment returns. Approximately one-third of the write downs related to securities with fair values of less than 80% of cost for more than 180 days as of March 31, 2008 that were deemed to have a decline in value that was other-than-temporary. The most significant write down was for $36.7 million and related to our investment in Citigroup Inc., a security that we began selling in March 2008. Net realized investment gains for the quarter ended March 31, 2007 included a $3.5 million write down for an other-than-temporary decline in the estimated fair value of an equity security. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

We complete a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2008, we held securities with gross unrealized losses of $126.2 million, or less than 2% of invested assets. All securities in an unrealized loss position were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2008.

Other Expenses

Interest expense for the three months ended March 31, 2008 decreased to $12.8 million from $15.4 million in the same period of 2007 primarily due to the maturity of our 7.20% unsecured senior notes in August 2007.

The estimated annual effective tax rate was 27% and 31% for the three months ended March 31, 2008 and 2007, respectively. The decrease in 2008 is primarily due to anticipating lower income before income taxes than in 2007. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

Comprehensive Income (Loss)

Comprehensive loss was $19.9 million for the three months ended March 31, 2008 compared to comprehensive income of $76.7 million for the same period of 2007. Comprehensive loss for the first quarter of 2008 included net unrealized losses on investments, net of taxes, of $50.0 million, partially offset by net income of $34.0 million. Comprehensive income for the first quarter of 2007 included net income of $98.7 million, which was partially offset by net unrealized losses on investments, net of taxes, of $22.6 million.

Financial Condition

Invested assets were $7.7 billion at March 31, 2008 compared to $7.8 billion at December 31, 2007. Net unrealized holding gains on investments, net of taxes, were $338.5 million at March 31, 2008 compared to $388.5 million at December 31, 2007. Equity securities and investments in affiliates were $1.8 billion, or 23% of invested assets, at March 31, 2008 compared to $1.9 billion, or 25% of invested assets, at December 31, 2007.

Net cash provided by operating activities was $50.3 million for the three months ended March 31, 2008 compared to $65.1 million for the same period of 2007. The decrease in 2008 was primarily due to lower operating cash flows from Markel International compared to the same period of 2007.

Net cash used by financing activities was $8.9 million for the three months ended March 31, 2008 compared to $135.2 million for the same period of 2007. In both periods, cash was used to repurchase shares of our common stock. During the three months ended March 31, 2007, we redeemed the outstanding Junior Subordinated Deferrable Interest Debentures for $111.0 million.

In May 2008, our 7.00% unsecured senior notes mature for $93.1 million. Presently, we are evaluating the possibility of replacing this debt with a new issuance. In addition to financing the maturity of the 7.00% unsecured senior notes, the proceeds from a debt issuance would be used for general corporate purposes. During the first quarter of 2008, we entered into treasury lock agreements in order to mitigate our interest rate risk associated with our potential issuance of fixed-rate debt. The treasury locks, which qualify for cash flow hedge accounting treatment, had an aggregate notional amount of $225.0 million and a fair value of $(6.3) million at March 31, 2008. The treasury locks mature in July 2008.

We have access to various capital sources, including dividends from our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Shareholders’ equity was $2.6 billion at both March 31, 2008 and December 31, 2007. Book value per share decreased to $263.16 at March 31, 2008 from $265.26 at December 31, 2007 primarily due to $19.9 million of comprehensive loss.

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

Our market risks at March 31, 2008 have not materially changed from those identified at December 31, 2007.

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

There were no changes in our internal control over financial reporting during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under “Risk Factors” and “Safe Harbor and Cautionary Statement” in our 2007 Annual Report on Form 10-K or are included in the items listed below:

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended March 31, 2008.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2008 through January 31, 2008	—	—	—	$123,646
February 1, 2008 through February 29, 2008	19,600	$436.18	19,600	$115,097
March 1, 2008 through March 31, 2008	800	$439.97	800	$114,745

Total	20,400	$436.32	20,400	$114,745

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2008.

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2008 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Form of Restricted Stock Unit Award Agreement for Executive Officers (10.1)e

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 20, 2007.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on March 3, 2008.
*	Filed with this report.