Form 10-Q
period 2008-06-30
MARKEL CORP
filed 2008-08-04
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at August 1, 2008: 9,861,809

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,243,076 in 2008 and $5,318,114 in 2007)	$5,139,980	$5,323,750
Equity securities (cost of $1,105,089 in 2008 and $1,263,266 in 2007)	1,450,017	1,854,062
Short-term investments (estimated fair value approximates cost)	138,126	51,552
Investments in affiliates	85,722	81,181

Total Investments	6,813,845	7,310,545

Cash and cash equivalents	682,149	477,661
Receivables	361,152	296,295
Reinsurance recoverable on unpaid losses	1,089,918	1,072,918
Reinsurance recoverable on paid losses	62,074	78,306
Deferred policy acquisition costs	212,913	202,291
Prepaid reinsurance premiums	114,054	114,711
Goodwill and intangible assets	345,767	344,911
Other assets	361,891	236,781

Total Assets	$10,043,763	$10,134,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,652,584	$5,525,573
Unearned premiums	979,671	940,309
Payables to insurance companies	76,909	39,790
Senior long-term debt (estimated fair value of $593,000 in 2008 and $706,000 in 2007)	588,264	680,698
Other liabilities	257,250	306,887

Total Liabilities	7,554,678	7,493,257

Shareholders’ equity:
Common stock	869,778	866,362
Retained earnings	1,491,593	1,417,269
Accumulated other comprehensive income	127,714	357,531

Total Shareholders’ Equity	2,489,085	2,641,162
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$10,043,763	$10,134,419

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$503,704	$531,165	$1,004,124	$1,062,575
Net investment income	76,521	77,167	152,533	154,549
Net realized investment gains (losses)	24,740	51,581	(31,568)	61,730

Total Operating Revenues	604,965	659,913	1,125,089	1,278,854

OPERATING EXPENSES
Losses and loss adjustment expenses	292,689	279,087	572,833	553,822
Underwriting, acquisition and insurance expenses	186,115	192,466	365,863	379,068
Amortization of intangible assets	1,148	598	2,098	598

Total Operating Expenses	479,952	472,151	940,794	933,488

Operating Income	125,013	187,762	184,295	345,366
Interest expense	11,934	14,335	24,765	29,784

Income Before Income Taxes	113,079	173,427	159,530	315,582
Income tax expense	30,837	52,226	43,300	95,707

Net Income	$82,242	$121,201	$116,230	$219,875

OTHER COMPREHENSIVE LOSS
Net unrealized holding losses on investments arising during the period, net of taxes	$(163,991)	$(19,171)	$(251,471)	$(32,146)
Reclassification adjustments for net gains (losses) on investments included in net income, net of taxes	(16,642)	(33,528)	20,834	(43,136)
Unrealized gains on treasury lock agreements arising during the period, net of taxes	4,884	—	806	—
Reclassification adjustments for gains on treasury lock agreements included in net income, net of taxes	(806)	—	(806)	—
Currency translation adjustments, net of taxes	340	1,374	267	1,661
Change in net actuarial pension loss, net of taxes	275	316	553	619

Total Other Comprehensive Loss	(175,940)	(51,009)	(229,817)	(73,002)

Comprehensive Income (Loss)	$(93,698)	$70,192	$(113,587)	$146,873

NET INCOME PER SHARE
Basic	$8.30	$12.17	$11.71	$22.06
Diluted	$8.29	$12.15	$11.69	$22.02

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$866,362	$854,561
Restricted stock units expensed	2,221	1,756
Cumulative effect of adoption of FASB Interpretation No. 48	—	2,831
Other	1,195	5,626

Balance at end of period	$869,778	$864,774

RETAINED EARNINGS
Balance at beginning of period	$1,417,269	$1,015,679
Net income	116,230	219,875
Repurchases of common stock	(41,906)	(24,210)
Cumulative effect of adoption of FASB Interpretation No. 48	—	20,131

Balance at end of period	$1,491,593	$1,231,475

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized holding gains on investments, net of taxes:
Balance at beginning of period	$388,521	$462,482
Net unrealized losses on investments, net of taxes	(230,637)	(75,282)

Balance at end of period	157,884	387,200

Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(7,523)	(11,316)
Currency translation adjustments, net of taxes	267	1,661

Balance at end of period	(7,256)	(9,655)

Net actuarial pension loss, net of taxes:
Balance at beginning of period	(23,467)	(25,013)
Change in net actuarial pension loss, net of taxes	553	619

Balance at end of period	(22,914)	(24,394)

Balance at end of period	$127,714	$353,151

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,489,085	$2,449,400

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$116,230	$219,875
Adjustments to reconcile net income to net cash provided by operating activities	118,143	17,264

Net Cash Provided By Operating Activities	234,373	237,139

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	453,877	591,086
Proceeds from maturities, calls and prepayments of fixed maturities	220,032	76,267
Cost of fixed maturities and equity securities purchased	(466,196)	(766,310)
Net change in short-term investments	(86,574)	(137,950)
Cost of investments in affiliates	(5,977)	—
Acquisitions, net of cash acquired	(3,050)	(8,103)
Other	(7,041)	(8,607)

Net Cash Provided (Used) By Investing Activities	105,071	(253,617)

FINANCING ACTIVITIES
Repayment of senior long-term debt	(93,050)	—
Retirement of Junior Subordinated Deferrable Interest Debentures	—	(111,012)
Repurchases of common stock	(41,906)	(24,210)

Net Cash Used By Financing Activities	(134,956)	(135,222)

Increase (decrease) in cash and cash equivalents	204,488	(151,700)
Cash and cash equivalents at beginning of period	477,661	555,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$682,149	$403,415

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of June 30, 2008, the related consolidated statements of income and comprehensive income (loss) for the quarters and six months ended June 30, 2008 and 2007, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited annual consolidated financial statements.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net income as reported	$82,242	$121,201	$116,230	$219,875

Basic common shares outstanding	9,904	9,956	9,925	9,965
Dilutive potential common shares	19	18	19	18

Diluted shares outstanding	9,923	9,974	9,944	9,983

Basic net income per share	$8.30	$12.17	$11.71	$22.06

Diluted net income per share	$8.29	$12.15	$11.69	$22.02

3. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended June 30,
(dollars in thousands)	2008		2007
	Written	Earned	Written	Earned
Direct	$558,786	$529,541	$570,857	$559,419
Assumed	54,365	47,623	56,774	42,743
Ceded	(78,189)	(73,460)	(73,020)	(70,997)

Net premiums	$534,962	$503,704	$554,611	$531,165

	Six Months Ended June 30,
(dollars in thousands)	2008		2007
	Written	Earned	Written	Earned
Direct	$1,050,848	$1,050,032	$1,129,274	$1,132,095
Assumed	132,817	94,168	127,660	86,106
Ceded	(139,480)	(140,076)	(156,798)	(155,626)

Net premiums	$1,044,185	$1,004,124	$1,100,136	$1,062,575

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $60.2 million and $29.9 million, respectively, for the quarters ended June 30, 2008 and 2007 and $119.3 million and $62.4 million, respectively, for the six months ended June 30, 2008 and 2007.

4. Investments

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

Net realized investment gains (losses) included $20.5 million of write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended June 30, 2008. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended June 30, 2007. Net realized investment gains (losses) included $92.5 million and $3.5 million of write downs for other-than-temporary declines in the estimated fair value of investments for the six months ended June 30, 2008 and 2007, respectively.

5. Derivatives

During the first quarter of 2008, the Company entered into treasury lock agreements in order to mitigate its interest rate risk associated with the anticipated issuance of fixed-rate debt in 2008. The treasury lock agreements had an aggregate notional amount of $225.0 million and were designated as cash flow hedges. In May 2008, due to unfavorable market conditions, the Company determined it was unlikely to issue fixed-rate debt prior to the scheduled termination date of the treasury lock agreements. As a result, the Company settled the treasury lock agreements and received proceeds of $1.2 million, which were included in net realized investment gains (losses) as the agreements no longer qualified for hedge accounting treatment.

In 2007, the Company entered into a credit default swap, whereby third party credit risk was transferred from a counterparty to the Company in exchange for $30.0 million. The credit default swap is accounted for as a derivative instrument and is recorded at fair value. At June 30, 2008, the credit default swap had a notional amount of $50.0 million, which represents the Company’s aggregate exposure to losses if specified credit events involving third parties occur, and a fair value of $37.2 million. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. Changes in fair value are recorded in net investment income. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheet. The credit default swap has a scheduled termination date of December 2014.

The Company had no other material derivative instruments at June 30, 2008.

6. Segment Reporting Disclosures

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

	Quarter Ended June 30, 2008
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$314,405	$95,631	$202,705	$—	$410	$613,151
Net written premiums	271,613	86,668	176,348	—	333	534,962

Earned premiums	$273,566	$78,706	$151,099	$—	$333	$503,704
Losses and loss adjustment expenses:
Current year	170,864	49,191	104,412	—	—	324,467
Prior years	(17,139)	389	(14,012)	—	(1,016)	(31,778)
Underwriting, acquisition and insurance expenses	97,350	28,946	58,459	—	1,360	186,115

Underwriting profit (loss)	22,491	180	2,240	—	(11)	24,900

Net investment income	—	—	—	76,521	—	76,521
Net realized investment gains	—	—	—	24,740	—	24,740

Segment profit (loss)	$22,491	$180	$2,240	$101,261	$(11)	$126,161

Amortization of intangible assets						1,148
Interest expense						11,934

Income before income taxes						$113,079

U.S. GAAP combined ratio(1)	92%	100%	99%	—	NM (2)	95%

	Quarter Ended June 30, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$339,684	$100,652	$186,873	$—	$422	$627,631
Net written premiums	292,627	92,394	169,378	—	212	554,611

Earned premiums	$290,835	$79,643	$160,475	$—	$212	$531,165
Losses and loss adjustment expenses:
Current year	174,169	48,049	100,656	—	—	322,874
Prior years	(33,978)	(4,901)	(5,954)	—	1,046	(43,787)
Underwriting, acquisition and insurance expenses	104,794	28,984	58,632	—	56	192,466

Underwriting profit (loss)	45,850	7,511	7,141	—	(890)	59,612

Net investment income	—	—	—	77,167	—	77,167
Net realized investment gains	—	—	—	51,581	—	51,581

Segment profit (loss)	$45,850	$7,511	$7,141	$128,748	$(890)	$188,360

Amortization of intangible assets						598
Interest expense						14,335

Income before income taxes						$173,427

U.S. GAAP combined ratio(1)	84%	91%	96%	—	NM (2)	89%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2008
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other		Consolidated
Gross premium volume	$610,851	$167,188	$405,335	$—	$291		$1,183,665
Net written premiums	534,932	150,635	358,606	—	12		1,044,185

Earned premiums	$550,963	$155,447	$297,702	$—	$12		$1,004,124
Losses and loss adjustment expenses:
Current year	349,125	97,507	205,333	—	—		651,965
Prior years	(47,756)	(4,513)	(29,049)	—	2,186		(79,132)
Underwriting, acquisition and insurance expenses	194,367	60,358	113,999	—	(2,861)		365,863

Underwriting profit	55,227	2,095	7,419	—	687		65,428

Net investment income	—	—	—	152,533	—		152,533
Net realized investment losses	—	—	—	(31,568)	—		(31,568)

Segment profit	$55,227	$2,095	$7,419	$120,965	$687		$186,393

Amortization of intangible assets							2,098
Interest expense							24,765

Income before income taxes							$159,530

U.S. GAAP combined ratio(1)	90%	99%	98%	—	NM	(2)	93%

	Six Months Ended June 30, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other		Consolidated
Gross premium volume	$682,346	$172,742	$400,330	$—	$1,516		$1,256,934
Net written premiums	584,428	160,486	353,828	—	1,394		1,100,136

Earned premiums	$583,394	$157,520	$320,267	$—	$1,394		$1,062,575
Losses and loss adjustment expenses:
Current year	342,595	95,892	199,221	—	—		637,708
Prior years	(67,888)	(7,087)	(12,554)	—	3,643		(83,886)
Underwriting, acquisition and insurance expenses	207,278	57,859	117,861	—	(3,930)		379,068

Underwriting profit	101,409	10,856	15,739	—	1,681		129,685

Net investment income	—	—	—	154,549	—		154,549
Net realized investment gains	—	—	—	61,730	—		61,730

Segment profit	$101,409	$10,856	$15,739	$216,279	$1,681		$345,964

Amortization of intangible assets							598
Interest expense							29,784

Income before income taxes							$315,582

U.S. GAAP combined ratio(1)	83%	93%	95%	—	NM	(2)	88%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	June 30, 2008	December 31, 2007
Segment Assets:
Investing	$7,495,994	$7,788,206
Other	2,547,769	2,346,213

Total Assets	$10,043,763	$10,134,419

7. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $3.3 million and $6.7 million, respectively, for the quarter and six months ended June 30, 2008 and $2.9 million and $5.8 million, respectively, for the same periods in 2007.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Service cost	$519	$538	$1,041	$1,070
Interest cost	1,564	1,368	3,137	2,722
Expected return on plan assets	(1,928)	(1,798)	(3,864)	(3,577)
Amortization of net actuarial pension loss	428	485	856	952

Net periodic benefit cost	$583	$593	$1,170	$1,167

The Company contributed $2.4 million to the Terra Nova Pension Plan during the six months ended June 30, 2008. The Company expects plan contributions to total $3.0 million in 2008.

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

10. Fair Value Measurements

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

In accordance with Statement No. 157, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including the market, income and cost approaches. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following section describes the valuation methodologies used by the Company to measure assets and liabilities at fair value, including an indication of the level within the fair value hierarchy in which each asset or liability is generally classified.

Investments available for sale. Investments available for sale are recorded at fair value on a recurring basis and include fixed maturities, equity securities and short-term investments. Fair value for these investments is measured based upon quoted prices in active markets, if available. Fair value is determined by the Company after considering various sources of information, including information provided by an independent pricing service. The Company analyzes the independent pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. Due to variations in trading volumes and the lack of quoted market prices for fixed maturities, the fair value of fixed maturities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data described above. If there are no recent reported trades, the fair value of fixed maturities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate.

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities and obligations of U.S. government agencies, municipal bonds, foreign government bonds and corporate debt securities.

Derivatives. Derivatives are recorded at fair value on a recurring basis and include a credit default swap. The fair value of the credit default swap is measured by the Company using an independent pricing model. See note 5 for a discussion of the valuation model for the credit default swap, including the key inputs and assumptions to the model. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap has been classified as Level 3 within the fair value hierarchy.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available for sale:
Fixed maturities	$—	$5,139,980	$—	$5,139,980
Equity securities	1,441,539	8,478	—	1,450,017
Short-term investments	78,990	59,136	—	138,126

Liabilities:
Derivatives	$1,181	$—	$37,196	$38,377

The following tables summarize changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	Derivatives
Beginning balance as of March 31, 2008	$43,498
Total net gains included in:
Net income	(1,268)
Other comprehensive loss	(6,274)
Settlement of treasury lock agreements	1,240
Net transfers into (out of) Level 3	—

Ending balance as of June 30, 2008	$37,196

Net unrealized gains included in net income for the period relating to liabilities held at June 30, 2008	$28 (1)

(1)	Included in net investment income in the consolidated statement of income and comprehensive income (loss).

(dollars in thousands)	Derivatives
Beginning balance as of January 1, 2008	$33,141
Total net losses included in:
Net income	2,815
Other comprehensive loss	—
Settlement of treasury lock agreements	1,240
Net transfers into (out of) Level 3	—

Ending balance as of June 30, 2008	$37,196

Net unrealized losses included in net income for the period relating to liabilities held at June 30, 2008	$4,055	(1)

(1)	Included in net investment income in the consolidated statement of income and comprehensive income (loss).

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Excess and Surplus Lines segment is comprised of four underwriting units, our Specialty Admitted segment consists of three underwriting units and our London Insurance Market segment is comprised of Markel International’s operations. In 2007, our Excess and Surplus Lines segment was comprised of five underwriting units. In early 2008, it was determined that the products previously written by the Markel Re unit would be combined into two of our existing underwriting units. After all ongoing business is transferred, Markel Re’s excess and umbrella program and casualty facultative placements will be written out of the Markel Brokered Excess and Surplus Lines unit, while the alternative risk transfer programs will be combined with the Markel Specialty Program Insurance unit. All business previously written by the Markel Re unit will continue to be included in the Excess and Surplus Lines segment’s results.

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

Results of Operations

The following table compares the components of net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Underwriting profit	$24,900	$59,612	$65,428	$129,685
Net investment income	76,521	77,167	152,533	154,549
Net realized investment gains (losses)	24,740	51,581	(31,568)	61,730
Amortization of intangible assets	(1,148)	(598)	(2,098)	(598)
Interest expense	(11,934)	(14,335)	(24,765)	(29,784)
Income tax expense	(30,837)	(52,226)	(43,300)	(95,707)

Net income	$82,242	$121,201	$116,230	$219,875

Net income for the quarter and six months ended June 30, 2008 decreased 32% and 47%, respectively, compared to the same periods of 2007. The decrease in net income for the quarter and six months ended June 30, 2008 was due in part to $20.5 million and $92.5 million, respectively, of write downs for other-than-temporary declines in the estimated fair value of investments. Net income in both periods of 2008 also decreased due to lower underwriting profits as compared to the same periods of 2007. The components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Gross premium volume	$613,151	$627,631	$1,183,665	$1,256,934
Net written premiums	$534,962	$554,611	$1,044,185	$1,100,136
Net retention	87%	88%	88%	88%
Earned premiums	$503,704	$531,165	$1,004,124	$1,062,575
Losses and loss adjustment expenses	$292,689	$279,087	$572,833	$553,822
Underwriting, acquisition and insurance expenses	$186,115	$192,466	$365,863	$379,068
Underwriting profit	$24,900	$59,612	$65,428	$129,685

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	92%	84%	90%	83%
Specialty Admitted	100%	91%	99%	93%
London Insurance Market	99%	96%	98%	95%
Other	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	95%	89%	93%	88%

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

Our combined ratio was 95% and 93%, respectively, for the quarter and six months ended June 30, 2008 compared to 89% and 88%, respectively, for the same periods in 2007. The combined ratio for both the quarter and six months ended June 30, 2008 increased primarily due to lower underwriting profits within the Excess and Surplus Lines segment as compared to the same periods of 2007.

The combined ratio for the Excess and Surplus Lines segment was 92% and 90%, respectively, for the quarter and six months ended June 30, 2008 compared to 84% and 83%, respectively, for the same periods in 2007. For both periods of 2008, the increase in the combined ratio was due to a higher current accident year loss ratio and lower favorable development of prior years’ loss reserves than in the same periods of 2007. The higher current accident year loss ratio in both periods of 2008 is primarily attributable to softening insurance market conditions, which have resulted in price deterioration across most of our product lines. The Excess and Surplus Lines segment’s combined ratio for the quarter and six months ended June 30, 2008 included $17.1 million and $47.8 million, respectively, of favorable development on prior years’ loss reserves compared to $34.0 million and $67.9 million, respectively, for the same periods in 2007.

The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2008 and 2007 were primarily on our professional liability programs at the Markel Shand Professional/Products Liability unit. In both periods of 2008, these prior year loss reserve redundancies have decreased from the same periods of 2007 due to the softening of the insurance market, which has resulted in a deterioration in pricing at this unit in recent years. The loss reserve redundancies experienced in both periods of 2008 and 2007 were partially offset by adverse loss reserve development at the Markel Re unit, which resulted from higher than expected average claim frequency and severity on two general liability programs within the Specialized Markel Alternative Risk Transfer (SMART) division. Both of these programs were cancelled in the first quarter of 2007.

During the second quarter of 2008, the Markel Re unit experienced $16.6 million of adverse development on prior years’ loss reserves, of which $12.5 million related to two general liability programs within the SMART division. This adverse development was primarily on the 2005 and 2006 accident years. Prior to 2008, the majority of the open claims on these two programs were handled by a third-party administrator that was overseen by claims personnel at the Markel Re unit. During the second half of 2007, we began to transfer the handling of open claims from the third-party administrator to the Markel Re claims department. As part of this process, we conducted reviews of all transferred claims files. This claim-by-claim review revealed that case reserve strengthening was necessary. As a result, during the second quarter of 2008, our actuaries revised their estimates of the ultimate losses on these programs and management increased prior years’ loss reserves accordingly.

The combined ratio for the Specialty Admitted segment was 100% and 99%, respectively, for the quarter and six months ended June 30, 2008 compared to 91% and 93%, respectively, for the same periods in 2007. For both periods of 2008, the increase in the combined ratio was due to a higher current accident year loss ratio and lower favorable development of prior years’ loss reserves than in the same periods of 2007. The higher current accident year loss ratio in both periods of 2008 is primarily attributable to increased loss severity at the Markel Global Marine and Energy unit. The Specialty Admitted segment’s combined ratio for the second quarter of 2008 included $0.4 million of adverse development on prior years’ loss reserves compared to $4.9 million of favorable development on prior years’ loss reserves for the same period of 2007. For the six months ended June 30, 2008, the Specialty Admitted segment’s combined ratio included $4.5 million of favorable development on prior years’ loss reserves compared to $7.1 million for the same period of 2007.

The combined ratio for the London Insurance Market segment was 99% and 98%, respectively, for the quarter and six months ended June 30, 2008 compared to 96% and 95%, respectively, for the same periods in 2007. The increase in the combined ratio in both periods of 2008 was primarily the result of a higher expense ratio due in part to lower earned premiums compared to the same periods of 2007. In both periods of 2008, a higher current accident year loss ratio more than offset greater favorable development on prior years’ loss reserves compared to the same periods of 2007. The higher current accident year loss ratio in 2008 was the result of softening insurance market conditions. The London Insurance Market segment’s combined ratio for the quarter and six months ended June 30, 2008 included $14.0 million and $29.0 million, respectively, of favorable development on prior years’ loss reserves compared to $6.0 million and $12.6 million, respectively, for the same periods in 2007. The redundancies on prior years’ loss reserves experienced within the London Insurance Market segment during both periods of 2008 were primarily within the Professional and Financial Risks, Retail and Marine and Energy divisions at Markel International. This favorable development on prior years’ loss reserves was primarily on the 2002 to 2005 accident years and reflects improved risk selection and the favorable rates and terms associated with the London market in those years.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by underwriting segment.

Gross Premium Volume
Quarter Ended June 30,			Six Months Ended June 30,
2008	2007	(dollars in thousands)	2008	2007
$ 314,405	$339,684	Excess and Surplus Lines	$610,851	$682,346
95,631	100,652	Specialty Admitted	167,188	172,742
202,705	186,873	London Insurance Market	405,335	400,330
410	422	Other	291	1,516

$ 613,151	$627,631	Total	$1,183,665	$1,256,934

Gross premium volume for the quarter and six months ended June 30, 2008 decreased 2% and 6%, respectively, compared to the same periods in 2007. The decrease in both periods of 2008 was primarily the result of increased competition across many of our product lines and our decision to exit certain alternative risk transfer programs during 2007 that were previously underwritten by the Markel Re unit.

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

Net Written Premiums
Quarter Ended June 30,			Six Months Ended June 30,
2008	2007	(dollars in thousands)	2008	2007
$ 271,613	$292,627	Excess and Surplus Lines	$534,932	$584,428
86,668	92,394	Specialty Admitted	150,635	160,486
176,348	169,378	London Insurance Market	358,606	353,828
333	212	Other	12	1,394

$ 534,962	$554,611	Total	$1,044,185	$1,100,136

Net retention of gross premium volume was 87% for the second quarter of 2008 and 88% for the six months ended June 30, 2008 compared to 88% for both periods of 2007. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
Quarter Ended June 30,			Six Months Ended June 30,
2008	2007	(dollars in thousands)	2008	2007
$ 273,566	$290,835	Excess and Surplus Lines	$550,963	$583,394
78,706	79,643	Specialty Admitted	155,447	157,520
151,099	160,475	London Insurance Market	297,702	320,267
333	212	Other	12	1,394

$ 503,704	$531,165	Total	$1,004,124	$1,062,575

Earned premiums for the quarter and six months ended June 30, 2008 decreased 5% and 6%, respectively, compared to the same periods in 2007. The decrease in both periods of 2008 was primarily due to lower earned premiums in the Excess and Surplus Lines and London Insurance Market segments as a result of lower gross premium volume over the last several quarters.

Investing Results

Net investment income for the second quarter of 2008 was $76.5 million compared to $77.2 million for the second quarter of 2007. Net investment income for the six months ended June 30, 2008 was $152.5 million compared to $154.5 million for the same period of 2007. Investment yields in both periods of 2008 were flat compared to both periods of 2007. For the six months ended June 30, 2008, the decrease in net investment income was primarily due to a $4.1 million change in the fair value of our credit default swap since December 31, 2007, which was partially offset by the impact of having higher average invested assets compared to the six months ended June 30, 2007.

Net realized investment gains for the second quarter of 2008 were $24.7 million compared to net realized investment gains of $51.6 million for the second quarter of 2007. For the six months ended June 30, 2008, net realized investment losses were $31.6 million compared to net realized investment gains of $61.7 million for the same period of 2007. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Net realized investment gains for the second quarter of 2008 included $20.5 million of write downs for other-than-temporary declines in the estimated fair value of investments. Included in the writedowns for the second quarter of 2008 was a $17.0 million writedown related to one equity security that had a fair value of approximately 48% of its cost at June 30, 2008. Given the magnitude of this unrealized loss and management’s belief that the security was unlikely to recover in the near term, the decline in value was deemed other-than-temporary and was charged to earnings. The remaining $3.5 million of write downs related to five equity securities that were in an unrealized loss position at June 30, 2008. We sold portions of our holdings in these five securities during the first six months of 2008. As a result, we determined that we no longer had the intent to hold these securities until they fully recovered their value.

Net realized investment gains (losses) included $92.5 million and $3.5 million of write downs for other-than-temporary declines in the estimated fair value of investments for the six months ended June 30, 2008 and 2007, respectively. Net realized investment losses for the six months ended June 30, 2008 included write downs for eleven equity securities and two fixed maturities. Approximately two-thirds of the write downs for the six months ended June 30, 2008 were due to the determination that we no longer had the intent to hold these securities until they fully recover in value as we have begun selling a portion of the securities in order to allocate capital to other securities with greater potential for long-term investment returns. Approximately one-third of the write downs related to securities that had other indications of other-than-temporary impairment, including having fair values of less than 80% of cost for more than 180 days. The most significant impairment related to our investment in Citigroup Inc., a security that we began selling in March 2008, for which we had write downs totaling $37.6 million for the six months ended June 30, 2008.

We complete a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. At June 30, 2008, we held securities with gross unrealized losses of $217.7 million, or less than 3% of invested assets. All securities in an unrealized loss position were reviewed, and we believe that there were no other securities with indication of declines in estimated fair value that were other-than-temporary at June 30, 2008.

Other Expenses

Interest expense for the second quarter of 2008 decreased to $11.9 million from $14.3 million in the second quarter of 2007. Interest expense for the six months ended June 30, 2008 decreased to $24.8 million from $29.8 million in the same period of 2007. For both periods of 2008, the decrease compared to the same periods of 2007 was primarily due to the maturity of our 7.00% and 7.20% unsecured senior notes in May 2008 and August 2007, respectively.

The estimated annual effective tax rate was 27% and 30% for the six months ended June 30, 2008 and 2007, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate is primarily the result of anticipating comparable levels of tax-exempt investment income, while estimating lower income before income taxes in 2008 compared to 2007.

Comprehensive Income (Loss)

Comprehensive loss was $93.7 million for the second quarter of 2008 compared to comprehensive income of $70.2 million for the same period of 2007. Comprehensive loss for the second quarter of 2008 included net unrealized losses on investments, net of taxes, of $180.6 million, partially offset by net income of $82.2 million. Comprehensive income for the second quarter of 2007 included net income of $121.2 million, which was partially offset by net unrealized losses on investments, net of taxes, of $52.7 million. For the six months ended June 30, 2008, comprehensive loss was $113.6 million compared to comprehensive income of $146.9 million for the same period in 2007. Comprehensive loss for the six months ended June 30, 2008 included net unrealized losses on investments, net of taxes, of $230.6 million, partially offset by net income of $116.2 million. Comprehensive income for the six months ended June 30, 2007 included net income of $219.9 million, partially offset by net unrealized losses on investments, net of taxes, of $75.3 million.

Financial Condition

Invested assets were $7.5 billion at June 30, 2008 compared to $7.8 billion at December 31, 2007. Net unrealized holding gains on investments, net of taxes, were $157.9 million at June 30, 2008 compared to $388.5 million at December 31, 2007. The decrease in net unrealized holding gains on investments, net of taxes, for the six months ended June 30, 2008 was primarily due to a decline in the market value of our equity portfolio, which was due in part to the ongoing disruptions in the financial markets. Equity securities and investments in affiliates were $1.5 billion, or 20% of invested assets, at June 30, 2008 compared to $1.9 billion, or 25% of invested assets, at December 31, 2007.

Net cash provided by operating activities was $234.4 million for the six months ended June 30, 2008 compared to $237.1 million for the same period of 2007.

Net cash used by financing activities was $135.0 million for the six months ended June 30, 2008 compared to $135.2 million for the same period of 2007. During the second quarter of 2008, we repaid $93.1 million on our 7.00% unsecured senior notes, which matured May 15, 2008. During the first quarter of 2007, we redeemed the outstanding Junior Subordinated Deferrable Interest Debentures for $111.0 million. In both 2008 and 2007, cash was used to repurchase shares of our common stock.

During the first quarter of 2008, we entered into treasury lock agreements in order to mitigate our interest rate risk associated with a potential issuance of fixed-rate debt. The treasury lock agreements had an aggregate notional amount of $225.0 million and were designated as cash flow hedges. In May 2008, due to unfavorable market conditions, we determined it was unlikely that we would issue fixed-rate debt prior to the scheduled termination date of the treasury lock agreements. As a result, we settled the treasury lock agreements and received proceeds of $1.2 million, which were included in net realized investment gains (losses) as the agreements no longer qualified for hedge accounting treatment.

We have access to various capital sources, including dividends from our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Shareholders’ equity was $2.5 billion at June 30, 2008 compared to $2.6 billion at December 31, 2007. Book value per share decreased to $252.39 at June 30, 2008 from $265.26 at December 31, 2007 primarily due to $113.6 million of comprehensive loss.

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

Our market risks at June 30, 2008 have not materially changed from those identified at December 31, 2007.

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

There were no changes in our internal control over financial reporting during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	we are legally required in certain instances to offer terrorism insurance and have attempted to manage our exposure; however, if there is a covered terrorist attack, we could sustain material losses;

•	the impact of the events of September 11, 2001 will depend on the resolution of on-going insurance coverage litigation and arbitrations;

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended June 30, 2008.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2008 through April 30, 2008	—	—	—	$114,745
May 1, 2008 through May 31, 2008	80,900	$407.90	80,900	$81,746
June 1, 2008 through June 30, 2008	—	—	—	$81,746

Total	80,900	$407.90	80,900	$81,746

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

Our Annual Meeting was held on May 13, 2008, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year, ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008 and approved performance criteria under our Omnibus Incentive Plan. The results of the meeting were as follows:

Election of Directors	For	Withheld Authority
Alan I. Kirshner	8,861,284	190,274
Anthony F. Markel	8,861,545	190,013
Steven A. Markel	8,861,420	190,139
J. Alfred Broaddus, Jr.	8,893,070	158,488
Douglas C. Eby	8,873,377	178,181
Leslie A. Grandis	6,839,707	2,211,851
Stewart M. Kasen	8,868,058	183,500
Lemuel E. Lewis	8,794,567	256,991
Jay M. Weinberg	8,631,595	419,963

Ratification of Selection of Independent Registered Public Accounting Firm:

For	Against	Abstentions	Broker Non-Votes
9,029,076	17,953	4,268	303

Approval of performance criteria under our Omnibus Incentive Plan:

For	Against	Abstentions	Broker Non-Votes
7,367,270	281,396	48,852	1,354,083

Item 6.	Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of August, 2008.

Markel Corporation

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Anthony F. Markel
Anthony F. Markel
Vice Chairman

By	/s/ Steven A. Markel
Steven A. Markel
Vice Chairman

By	/s/ Paul W. Springman
Paul W. Springman
President and Chief Operating Officer
(Principal Operating Officer)

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2008 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Form of Amended and Restated Employment Agreement with Anthony F. Markel*

10.2	Form of Amended and Restated Executive Employment Agreement with Paul W. Springman*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 20, 2007.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
*	Filed with this report.