Form 10-Q
period 2008-09-30
MARKEL CORP
filed 2008-11-04
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at October 31, 2008: 9,811,009

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,958,869 in 2008 and $5,318,114 in 2007)	$4,757,062	$5,323,750
Equity securities (cost of $1,039,444 in 2008 and $1,263,266 in 2007)	1,463,772	1,854,062
Short-term investments (estimated fair value approximates cost)	324,468	51,552
Investments in affiliates	92,134	81,181

Total Investments	6,637,436	7,310,545

Cash and cash equivalents	588,459	477,661
Receivables	337,532	296,295
Reinsurance recoverable on unpaid losses	1,157,278	1,072,918
Reinsurance recoverable on paid losses	59,377	78,306
Deferred policy acquisition costs	207,337	202,291
Prepaid reinsurance premiums	104,446	114,711
Goodwill and intangible assets	344,626	344,911
Other assets	494,624	236,781

Total Assets	$9,931,115	$10,134,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,789,273	$5,525,573
Unearned premiums	937,965	940,309
Payables to insurance companies	58,852	39,790
Senior long-term debt (estimated fair value of $533,000 in 2008 and $706,000 in 2007)	588,386	680,698
Other liabilities	243,958	306,887

Total Liabilities	7,618,434	7,493,257

Shareholders’ equity:
Common stock	870,528	866,362
Retained earnings	1,330,974	1,417,269
Accumulated other comprehensive income	111,179	357,531

Total Shareholders’ Equity	2,312,681	2,641,162
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$9,931,115	$10,134,419

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$516,063	$535,517	$1,520,187	$1,598,092
Net investment income	68,232	80,938	220,765	235,487
Net realized investment gains (losses)	(168,679)	3,000	(200,247)	64,730

Total Operating Revenues	415,616	619,455	1,540,705	1,898,309

OPERATING EXPENSES
Losses and loss adjustment expenses	456,172	285,286	1,029,005	839,108
Underwriting, acquisition and insurance expenses	186,206	182,026	552,069	561,094
Amortization of intangible assets	1,141	597	3,239	1,195

Total Operating Expenses	643,519	467,909	1,584,313	1,401,397

Operating Income (Loss)	(227,903)	151,546	(43,608)	496,912
Interest expense	11,024	13,601	35,789	43,385

Income (Loss) Before Income Taxes	(238,927)	137,945	(79,397)	453,527
Income tax expense (benefit)	(96,640)	45,592	(53,340)	141,299

Net Income (Loss)	$(142,287)	$92,353	$(26,057)	$312,228

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) on investments arising during the period, net of taxes	$(122,832)	$18,116	$(374,303)	$(14,030)
Reclassification adjustments for net gains (losses) on investments included in net income (loss), net of taxes	109,749	(1,950)	130,583	(45,086)
Currency translation adjustments, net of taxes	(3,647)	2,708	(3,380)	4,369
Change in net actuarial pension loss, net of taxes	195	321	748	940

Total Other Comprehensive Income (Loss)	(16,535)	19,195	(246,352)	(53,807)

Comprehensive Income (Loss)	$(158,822)	$111,548	$(272,409)	$258,421

NET INCOME (LOSS) PER SHARE
Basic	$(14.46)	$9.28	$(2.63)	$31.34
Diluted	$(14.46)	$9.26	$(2.63)	$31.28

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$866,362	$854,561
Restricted stock units expensed	2,971	2,284
Cumulative effect of adoption of FASB Interpretation No. 48	—	2,831
Other	1,195	6,158

Balance at end of period	$870,528	$865,834

RETAINED EARNINGS
Balance at beginning of period	$1,417,269	$1,015,679
Net income (loss)	(26,057)	312,228
Repurchases of common stock	(60,238)	(24,210)
Cumulative effect of adoption of FASB Interpretation No. 48	—	20,131

Balance at end of period	$1,330,974	$1,323,828

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized holding gains on investments, net of taxes:
Balance at beginning of period	$388,521	$462,482
Net unrealized losses on investments, net of taxes	(243,720)	(59,116)

Balance at end of period	144,801	403,366

Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(7,523)	(11,316)
Currency translation adjustments, net of taxes	(3,380)	4,369

Balance at end of period	(10,903)	(6,947)

Net actuarial pension loss, net of taxes:
Balance at beginning of period	(23,467)	(25,013)
Change in net actuarial pension loss, net of taxes	748	940

Balance at end of period	(22,719)	(24,073)

Balance at end of period	$111,179	$372,346

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,312,681	$2,562,008

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(26,057)	$312,228
Adjustments to reconcile net income (loss) to net cash provided by operating activities	354,904	71,098

Net Cash Provided By Operating Activities	328,847	383,326

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	570,166	772,440
Proceeds from maturities, calls and prepayments of fixed maturities	316,474	144,813
Cost of fixed maturities and equity securities purchased	(594,487)	(1,307,396)
Net change in short-term investments	(272,855)	64,007
Cost of investments in affiliates	(11,634)	—
Acquisitions, net of cash acquired	(3,050)	(8,103)
Other	(69,375)	(12,322)

Net Cash Used By Investing Activities	(64,761)	(346,561)

FINANCING ACTIVITIES
Repayment and retirement of senior long-term debt	(93,050)	(73,032)
Retirement of Junior Subordinated Deferrable Interest Debentures	—	(111,012)
Repurchases of common stock	(60,238)	(24,210)

Net Cash Used By Financing Activities	(153,288)	(208,254)

Increase (decrease) in cash and cash equivalents	110,798	(171,489)
Cash and cash equivalents at beginning of period	477,661	555,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$588,459	$383,626

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of September 30, 2008, the related consolidated statements of operations and comprehensive income (loss) for the quarters and nine months ended September 30, 2008 and 2007, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited annual consolidated financial statements.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income (Loss) per Share

Net income (loss) per share was determined by dividing net income (loss) by the applicable weighted average shares outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net income (loss) as reported	$(142,287)	$92,353	$(26,057)	$312,228

Basic common shares outstanding	9,842	9,957	9,897	9,962
Dilutive potential common shares	—	18	—	19

Diluted shares outstanding	9,842	9,975	9,897	9,981

Basic net income (loss) per share	$(14.46)	$9.28	$(2.63)	$31.34

Diluted net income (loss) per share	$(14.46)	$9.26	$(2.63)	$31.28

3. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended September 30,
(dollars in thousands)	2008		2007
	Written	Earned	Written	Earned
Direct	$511,424	$534,958	$559,931	$564,865
Assumed	52,472	54,846	40,654	47,688
Ceded	(65,793)	(73,741)	(87,021)	(77,036)

Net premiums	$498,103	$516,063	$513,564	$535,517

	Nine Months Ended September 30,
(dollars in thousands)	2008		2007
	Written	Earned	Written	Earned
Direct	$1,562,272	$1,584,990	$1,689,205	$1,696,960
Assumed	185,289	149,014	168,314	133,794
Ceded	(205,273)	(213,817)	(243,819)	(232,662)

Net premiums	$1,542,288	$1,520,187	$1,613,700	$1,598,092

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $126.5 million and $16.4 million, respectively, for the quarters ended September 30, 2008 and 2007 and $245.8 million and $78.8 million, respectively, for the nine months ended September 30, 2008 and 2007. Both periods of 2008 include $87.7 million of estimated reinsurance recoverables related to Hurricanes Gustav and Ike.

4. Investments

a) The following table summarizes the Company’s available-for-sale investments.

	September 30, 2008
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$853,265	$9,503	$(3,716)	$859,052
Obligations of states, municipalities and political subdivisions	1,921,336	3,615	(100,220)	1,824,731
Foreign governments	296,201	6,078	(1,548)	300,731
Public utilities	93,593	264	(1,915)	91,942
All other corporate bonds	1,794,474	8,598	(122,466)	1,680,606

Total fixed maturities	4,958,869	28,058	(229,865)	4,757,062
Equity securities:
Insurance companies, banks and trusts	436,866	329,236	(8,912)	757,190
Industrial, miscellaneous and all other	602,578	133,224	(29,220)	706,582

Total equity securities	1,039,444	462,460	(38,132)	1,463,772
Short-term investments	324,461	8	(1)	324,468

Investments, available-for-sale	$6,322,774	$490,526	$(267,998)	$6,545,302

b) The following table summarizes gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2008
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$278,204	$(3,176)	$20,464	$(540)	$298,668	$(3,716)
Obligations of states, municipalities and political subdivisions	1,119,417	(54,286)	472,315	(45,934)	1,591,732	(100,220)
Foreign governments	90,326	(1,230)	16,478	(318)	106,804	(1,548)
Public utilities	62,216	(1,894)	4,635	(21)	66,851	(1,915)
All other corporate bonds	620,793	(33,964)	661,278	(88,502)	1,282,071	(122,466)

Total fixed maturities	2,170,956	(94,550)	1,175,170	(135,315)	3,346,126	(229,865)
Equity securities:
Insurance companies, banks and trusts	89,416	(8,704)	809	(208)	90,225	(8,912)
Industrial, miscellaneous and all other	153,269	(25,729)	31,881	(3,491)	185,150	(29,220)

Total equity securities	242,685	(34,433)	32,690	(3,699)	275,375	(38,132)

Short-term investments	4,989	(1)	—	—	4,989	(1)

Total	$2,418,630	$(128,984)	$1,207,860	$(139,014)	$3,626,490	$(267,998)

At September 30, 2008, the Company held 800 securities with a total estimated fair value of $3.6 billion and gross unrealized losses of $268.0 million. Of these 800 securities, 282 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $1.2 billon and gross unrealized losses of $139.0 million. Of these securities, 277 securities were fixed maturities where the Company expects to receive all interest and principal payments and five were equity securities. At September 30, 2008, none of these five equity securities had a fair value of 80% or less of their cost basis for a continuous period of six months or more. The Company believes all five equity securities have low market valuations due to market sentiment, as opposed to the operating fundamentals and financial conditions of the companies. The Company has the intent and ability to hold the fixed maturities and equity securities that were in an unrealized loss position at September 30, 2008 until they recover in value.

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities in an unrealized loss position are reviewed. Unless other factors cause the Company to reach a contrary conclusion, investments with a fair value of less than 80% of cost for more than 180 days are deemed to have a decline in value that is other-than-temporary. A decline in fair value that is considered to be other-than-temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

c) The following table presents realized investment gains (losses) and the change in net unrealized holding gains.

	Quarter Ended September 30,
(dollars in thousands)	2008	2007
Realized gains:
Sales of fixed maturities	$723	$771
Sales of equity securities	8,690	4,333
Other	166	—

	9,579	5,104

Realized losses:
Sales of fixed maturities	(83,637)	(2,010)
Sales of equity securities	(14)	(94)
Other-than-temporary impairments	(94,607)	—

	(178,258)	(2,104)

Net realized investment gains (losses)	$(168,679)	$3,000

Change in net unrealized holding gains:
Fixed maturities	$(98,711)	$52,139
Equity securities	79,400	(27,408)
Short-term investments	7	—

Net increase (decrease)	$(19,304)	$24,731

	Nine Months Ended September 30,
(dollars in thousands)	2008	2007
Realized gains:
Sales of fixed maturities	$9,425	$5,228
Sales of equity securities	65,948	73,529
Other	1,267	273

	76,640	79,030

Realized losses:
Sales of fixed maturities	(85,495)	(6,084)
Sales of equity securities	(3,657)	(94)
Other-than-temporary impairments	(187,145)	(3,489)
Other	(590)	(4,633)

	(276,887)	(14,300)

Net realized investment gains (losses)	$(200,247)	$64,730

Change in net unrealized holding gains:
Fixed maturities	$(207,443)	$(38,142)
Equity securities	(166,468)	(53,427)
Short-term investments	7	—

Net decrease	$(373,904)	$(91,569)

Net realized investment gains (losses) included $94.6 million of write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended September 30, 2008. The write downs were made with respect to seven equity securities, two nonredeemable preferred stocks and five fixed maturities. The two largest write downs of equity securities related to the Company’s investments in General Electric Company and International Game Technology, for which the Company had write downs of $32.7 million and $16.1 million, respectively.

Given the magnitude of the unrealized losses associated with these securities and management’s belief that these securities were unlikely to recover in the near term, the decline in value was deemed other-than-temporary and was charged to earnings. The two nonredeemable preferred stock write downs related to the Company’s holdings in Fannie Mae and Freddie Mac and totaled $9.0 million. The two largest write downs of fixed maturities related to the Company’s investments in Morgan Stanley and Kaupthing Bank, an Icelandic financial institution, for which the Company had write downs of $18.4 million and $10.5 million, respectively. During the third quarter of 2008, the Company sold a portion of its holdings in Morgan Stanley and, as a result, determined that it no longer had the intent to hold this investment until it fully recovered its value. The write down on Kaupthing Bank was made because the Company believes it may not receive all interest and principal payments when due. The six investments discussed above represent 92% of the total other-than-temporary write down recorded in the third quarter of 2008. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended September 30, 2007.

Net realized investment gains (losses) included $187.1 million and $3.5 million of write downs for other-than-temporary declines in the estimated fair value of investments for the nine months ended September 30, 2008 and 2007, respectively. Net realized investment losses for the nine months ended September 30, 2008 included write downs for 15 equity securities, two nonredeemable preferred stocks and five fixed maturities. Approximately 40% of the write downs for the nine months ended September 30, 2008 were due to the determination that the Company no longer had the intent to hold these securities until they fully recovered in value as it began selling a portion of the securities in order to allocate capital to other securities with greater potential for long-term investment returns. The remainder of the write downs related to securities that had other indications of other-than-temporary impairment, including having fair values of less than 80% of cost for more than 180 days. The most significant write downs during the first six months of 2008 were related to the Company’s investment in Citigroup Inc., a security that it began selling in March 2008, and to its investment in Bank of America Corporation, a security with significant declines in fair value that management believed would not recover in the near term. Write downs for Citigroup Inc. and Bank of America Corporation were $37.6 million and $17.0 million, respectively, for the nine months ended September 30, 2008. These two investments and the six investments discussed above for the third quarter of 2008 represent 76% of the total other-than-temporary write down recorded during the nine months ended September 30, 2008.

5. Hurricane Losses

The Company’s results for the quarter and nine months ended September 30, 2008 include $115.1 million of underwriting loss related to Hurricanes Gustav and Ike (2008 Hurricanes). The underwriting loss on the 2008 Hurricanes was comprised of $109.1 million of estimated net losses and loss adjustment expenses and $6.0 million of additional reinsurance costs.

The estimated net losses on the 2008 Hurricanes were net of estimated reinsurance recoverables of $87.7 million. Both the gross and net loss estimates on the 2008 Hurricanes represent the Company’s best estimate of losses based upon information currently available. The Company has used various loss estimation techniques to develop these estimates, including claims received to date and detailed policy level reviews. The Company’s estimate is dependent on broad assumptions about coverage, liability and reinsurance. While the Company believes that its reserves for the 2008 Hurricanes as of September 30, 2008 are adequate, the Company continues to closely monitor reported claims and will adjust the estimates of gross and net losses as new information becomes available. Accordingly, the Company’s actual ultimate net loss from these two events may differ materially from this estimate.

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

	Quarter Ended September 30, 2008
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$298,180	$99,050	$166,484	$—	$182	$563,896
Net written premiums	264,974	91,447	141,541	—	141	498,103

Earned premiums	$275,893	$78,707	$161,320	$—	$143	$516,063
Losses and loss adjustment expenses:
Current year	230,157	72,079	173,667	—	—	475,903
Prior years	(24,545)	(5,253)	(13,603)	—	23,670	(19,731)
Underwriting, acquisition and insurance expenses	96,576	29,806	59,078	—	746	186,206

Underwriting loss	(26,295)	(17,925)	(57,822)	—	(24,273)	(126,315)

Net investment income	—	—	—	68,232	—	68,232
Net realized investment losses	—	—	—	(168,679)	—	(168,679)

Segment loss	$(26,295)	$(17,925)	$(57,822)	$(100,447)	$(24,273)	$(226,762)

Amortization of intangible assets						1,141
Interest expense						11,024

Loss before income taxes						$(238,927)

U.S. GAAP combined ratio(1)	110%	123%	136%	—	NM (2)	124%

	Quarter Ended September 30, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$338,340	$100,046	$161,853	$—	$346	$600,585
Net written premiums	280,402	94,114	138,861	—	187	513,564

Earned premiums	$292,277	$81,733	$161,320	$—	$187	$535,517
Losses and loss adjustment expenses:
Current year	185,585	49,964	103,712	—	—	339,261
Prior years	(51,630)	(3,007)	(20,020)	—	20,682	(53,975)
Underwriting, acquisition and insurance expenses	97,037	26,905	61,129	—	(3,045)	182,026

Underwriting profit (loss)	61,285	7,871	16,499	—	(17,450)	68,205

Net investment income	—	—	—	80,938	—	80,938
Net realized investment gains	—	—	—	3,000	—	3,000

Segment profit (loss)	$61,285	$7,871	$16,499	$83,938	$(17,450)	$152,143

Amortization of intangible assets						597
Interest expense						13,601

Income before income taxes						$137,945

U.S. GAAP combined ratio(1)	79%	90%	90%	—	NM (2)	87%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2008
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$909,031	$266,238	$571,819	$—	$473	$1,747,561
Net written premiums	799,906	242,082	500,147	—	153	1,542,288

Earned premiums	$826,856	$234,154	$459,022	$—	$155	$1,520,187
Losses and loss adjustment expenses:
Current year	579,281	169,586	379,003	—	—	1,127,870
Prior years	(72,300)	(9,766)	(42,655)	—	25,856	(98,865)
Underwriting, acquisition and insurance expenses	290,943	90,164	173,077	—	(2,115)	552,069

Underwriting profit (loss)	28,932	(15,830)	(50,403)	—	(23,586)	(60,887)

Net investment income	—	—	—	220,765	—	220,765
Net realized investment losses	—	—	—	(200,247)	—	(200,247)

Segment profit (loss)	$28,932	$(15,830)	$(50,403)	$20,518	$(23,586)	$(40,369)

Amortization of intangible assets						3,239
Interest expense						35,789

Loss before income taxes						$(79,397)

U.S. GAAP combined ratio(1)	97%	107%	111%	—	NM (2)	104%

	Nine Months Ended September 30, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,020,686	$272,788	$562,183	$—	$1,862	$1,857,519
Net written premiums	864,830	254,600	492,689	—	1,581	1,613,700

Earned premiums	$875,671	$239,253	$481,587	$—	$1,581	$1,598,092
Losses and loss adjustment expenses:
Current year	528,180	145,856	302,933	—	—	976,969
Prior years	(119,518)	(10,094)	(32,574)	—	24,325	(137,861)
Underwriting, acquisition and insurance expenses	304,315	84,764	178,990	—	(6,975)	561,094

Underwriting profit (loss)	162,694	18,727	32,238	—	(15,769)	197,890

Net investment income	—	—	—	235,487	—	235,487
Net realized investment gains	—	—	—	64,730	—	64,730

Segment profit (loss)	$162,694	$18,727	$32,238	$300,217	$(15,769)	$498,107

Amortization of intangible assets						1,195
Interest expense						43,385

Income before income taxes						$453,527

U.S. GAAP combined ratio(1)	81%	92%	93%	—	NM (2)	88%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	September 30, 2008	December 31, 2007
Segment Assets:
Investing	$7,225,895	$7,788,206
Other	2,705,220	2,346,213

Total Assets	$9,931,115	$10,134,419

7. Derivatives

In 2007, the Company entered into a credit default swap agreement, under which third party credit risk was transferred from a counterparty to the Company in exchange for $30.0 million. The initial notional amount of the credit default swap was $50.0 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap agreement also provides for a $10.0 million threshold, whereby the Company is not liable for the first $10.0 million of losses on the portfolio. Once the $10.0 million threshold is met, the Company is liable for a maximum of $50.0 million of losses. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value. At September 30, 2008, the credit default swap had a fair value of $44.9 million. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. Changes in fair value are recorded in net investment income. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheet.

The Company’s credit default swap included Lehman Brothers Holdings Inc. (Lehman Brothers) and Washington Mutual, Inc. (Washington Mutual) among its reference entities. On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On September 26, 2008, Washington Mutual filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Both of these bankruptcies qualified as credit events as defined under the terms of the credit default swap agreement.

Since September 30, 2008, the Company has paid $8.3 million and $8.6 million to settle its obligations related to the Lehman Brothers and Washington Mutual credit events, respectively. In the case of Lehman Brothers, the aggregate loss was $18.3 million, and the Company paid the excess over the $10.0 million threshold. In the case of Washington Mutual, the Company paid the total amount of the loss. These payments reduced the Company’s liability related to its credit default swap; as a result, the notional amount for which the Company has exposure decreased to $33.1 million.

The Company had no other material derivative instruments at September 30, 2008.

8. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $3.3 million and $10.0 million, respectively, for the quarter and nine months ended September 30, 2008 and $2.7 million and $8.5 million, respectively, for the same periods in 2007.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Service cost	$511	$551	$1,552	$1,621
Interest cost	1,541	1,402	4,678	4,124
Expected return on plan assets	(1,899)	(1,842)	(5,763)	(5,419)
Amortization of net actuarial pension loss	422	495	1,278	1,447

Net periodic benefit cost	$575	$606	$1,745	$1,773

The Company contributed $2.7 million to the Terra Nova Pension Plan during the nine months ended September 30, 2008. The Company expects plan contributions to total $3.0 million in 2008.

9. Contingencies

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

Derivatives. Derivatives are recorded at fair value on a recurring basis and include a credit default swap. The fair value of the credit default swap is measured by the Company using an independent pricing model. See note

7 for a discussion of the valuation model for the credit default swap, including the key inputs and assumptions to the model. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap has been classified as Level 3 within the fair value hierarchy.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available for sale:
Fixed maturities	$—	$4,757,062	$—	$4,757,062
Equity securities	1,463,772	—	—	1,463,772
Short-term investments	241,656	82,812	—	324,468
Liabilities:
Derivatives	$414	$—	$44,866	$45,280

The following tables summarize changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	Derivatives
Beginning balance as of June 30, 2008	$37,196
Total net losses included in:
Net loss	7,670
Other comprehensive loss	—
Net transfers into (out of) Level 3	—

Ending balance as of September 30, 2008	$44,866

Net unrealized losses included in net loss for the period relating to liabilities held at September 30, 2008	$7,670	(1)

(dollars in thousands)	Derivatives
Beginning balance as of January 1, 2008	$33,141
Total net losses included in:
Net loss	11,725
Other comprehensive loss	—
Net transfers into (out of) Level 3	—

Ending balance as of September 30, 2008	$44,866

Net unrealized losses included in net loss for the period relating to liabilities held at September 30, 2008	$11,725	(1)

(1)	Included in net investment income in the consolidated statements of operations and comprehensive income (loss).

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2008.

12. Income Taxes

The Company recognized a tax benefit of 67% for the nine months ended September 30, 2008. The rate of tax benefit is higher than that obtained by applying the statutory rate of 35% to pre-tax losses due to the additional tax benefits associated with favorable permanent differences, principally tax exempt investment income. The provision for income tax benefit for the nine months ended September 30, 2008 has been calculated based on actual pre-tax loss and estimated permanent differences through that date. The estimated annual effective tax rate was 31% for the nine months ended September 30, 2007, which differs from the statutory rate primarily as a result of tax-exempt investment income.

During the quarter ended September 30, 2008, the Company’s 2004 federal income tax year closed to audit by the Internal Revenue Service (IRS). No material adjustments were made to the Company’s consolidated financial statements as a result of this examination. The Company is no longer subject to income tax examination by the IRS for years ended before January 1, 2006.

The Company had net deferred tax assets of $275.3 million at September 30, 2008 compared to $79.1 million at December 31, 2007. At both September 30, 2008 and December 31, 2007, net deferred tax assets included a valuation allowance of $6.6 million. The increase in net deferred tax assets during 2008 was primarily due to the decrease in net unrealized holding gains on investments, other-than-temporary impairment charges included in the Company’s pre-tax net loss, which are not yet deductible for tax purposes, and increases in net operating losses from the Company’s foreign operations. In evaluating its ability to realize the net deferred tax assets and the adequacy of the valuation allowance at September 30, 2008, the Company made estimates regarding the future taxable income of our foreign subsidiaries and judgments about our ability to pursue prudent and feasible tax planning strategies. While the Company believes the valuation allowance at September 30, 2008 is adequate, changes in these estimates and assumptions could result in an increase in the valuation allowance through a charge to earnings.

There were no material changes in unrecognized tax benefits during the quarter or nine months ended September 30, 2008.

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

Our Excess and Surplus Lines segment is comprised of four underwriting units, our Specialty Admitted segment consists of three underwriting units and our London Insurance Market segment is comprised of Markel International’s operations. In 2007, our Excess and Surplus Lines segment was comprised of five underwriting units. In early 2008, it was determined that the products previously written by the Markel Re unit would be combined into two of our existing underwriting units. Markel Re’s excess and umbrella program and casualty facultative placements were transferred to the Markel Brokered Excess and Surplus Lines unit, while the alternative risk transfer programs were combined with the Markel Specialty Program Insurance unit. All business previously written by the Markel Re unit will continue to be included in the Excess and Surplus Lines segment’s results.

Historically, the underwriting units included in the Excess and Surplus Lines segment have principally been product-focused specialists servicing brokers, agents and insureds across the United States from their respective underwriting unit locations. During 2008, we announced a multi-year operational and IT systems initiative, referred to as “One Markel.” Our overall goal for this initiative is to grow our business while maintaining our underwriting integrity, with unified systems greatly enhancing our ability to accomplish these goals. We believe this initiative will make doing business with us easier for our customers, streamline internal processes, reduce redundant technology and, over time, increase premium volume while reducing expenses. To accomplish these objectives, we are moving our business model to a customer-focused regional strategy. In the new model, Markel underwriters with access to and expertise in all of our product offerings will be physically closer to our producers. We also have completed a review of our existing technology and related systems infrastructure and have launched a systems implementation and integration project to develop common business applications that will better support our new business model. During the first quarter of 2009, all existing underwriting units in the Excess and Surplus Lines segment will begin to transition to the regional office model. Additionally, a new regional office was opened in Plano, Texas effective October 1, 2008, and this location has begun writing business. Once fully implemented, the new business model will ensure that most brokers, agents and insureds have easy access to the majority of Markel’s products.

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

Results of Operations

The following table compares the components of net income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Underwriting profit (loss)	$(126,315)	$68,205	$(60,887)	$197,890
Net investment income	68,232	80,938	220,765	235,487
Net realized investment gains (losses)	(168,679)	3,000	(200,247)	64,730
Amortization of intangible assets	(1,141)	(597)	(3,239)	(1,195)
Interest expense	(11,024)	(13,601)	(35,789)	(43,385)
Income tax benefit (expense)	96,640	(45,592)	53,340	(141,299)

Net income (loss)	$(142,287)	$92,353	$(26,057)	$312,228

The results for both the quarter and nine months ended September 30, 2008 declined compared to the same periods of 2007 due to less favorable underwriting and investment results. The net loss for the quarter and nine months ended September 30, 2008 included $94.6 million and $187.1 million, respectively, of write downs for other-than-temporary declines in the estimated fair value of investments. The decline in underwriting results for both periods of 2008 was due in part to $115.1 million of underwriting loss related to Hurricanes Gustav and Ike (2008 Hurricanes). The components of net income (loss) are discussed in further detail under “Underwriting

Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Gross premium volume	$563,896	$600,585	$1,747,561	$1,857,519
Net written premiums	$498,103	$513,564	$1,542,288	$1,613,700
Net retention	88%	86%	88%	87%
Earned premiums	$516,063	$535,517	$1,520,187	$1,598,092
Losses and loss adjustment expenses	$456,172	$285,286	$1,029,005	$839,108
Underwriting, acquisition and insurance expenses	$186,206	$182,026	$552,069	$561,094
Underwriting profit (loss)	$(126,315)	$68,205	$(60,887)	$197,890

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	110%	79%	97%	81%
Specialty Admitted	123%	90%	107%	92%
London Insurance Market	136%	90%	111%	93%
Other	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	124%	87%	104%	88%

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

Both periods of 2008 included $115.1 million of underwriting loss related to the 2008 Hurricanes. This underwriting loss was comprised of $109.1 million of estimated net losses and loss adjustment expenses and $6.0 million of additional reinsurance costs.

Our combined ratio was 124% (including 22 points of losses on the 2008 Hurricanes) and 104% (including 8 points of losses on the 2008 Hurricanes), respectively, for the quarter and nine months ended September 30, 2008 compared to 87% and 88%, respectively, for the same periods in 2007. Aside from the impact of hurricane losses, the combined ratio for both the quarter and nine months ended September 30, 2008 increased primarily due to higher loss ratios across all of the segments as compared to the same periods of 2007.

The combined ratio for the Excess and Surplus Lines segment was 110% (including 15 points of losses on the 2008 Hurricanes) and 97% (including 5 points of losses on the 2008 Hurricanes), respectively, for the quarter and nine months ended September 30, 2008 compared to 79% and 81%, respectively, for the same periods in 2007. Before considering the effects of the 2008 Hurricanes, the combined ratio increased for both periods of 2008 due to a higher current accident year loss ratio and lower favorable development of prior years’ loss reserves than in the same periods of 2007. The higher current accident year loss ratio in both periods of 2008 is primarily attributable to softening insurance market conditions, which have resulted in price deterioration across most of our product lines, and increased costs associated with handling and paying claims. The Excess and Surplus Lines segment’s combined ratio for the quarter and nine months ended September 30, 2008 included $24.5 million and $72.3 million, respectively, of favorable development on prior years’ loss reserves compared to $51.6 million and $119.5 million, respectively, for the same periods in 2007.

The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2008 and 2007 were primarily on our professional liability programs at the Markel Shand Professional/Products Liability unit. In both periods of 2008, these prior year loss reserve redundancies have decreased from the same periods of 2007 due to the softening of the insurance market, which has resulted in a deterioration in pricing at this unit in recent years. The loss reserve redundancies experienced in both periods of 2008 and 2007 were partially offset by adverse loss reserve development at the Markel Re unit, which primarily resulted from higher than expected average claim frequency and severity on two general liability programs within the Specialized Markel Alternative Risk Transfer (SMART) division. Both of these programs were cancelled in the first quarter of 2007.

During the nine months ended September 30, 2008, the Markel Re unit experienced $31.6 million of adverse development on prior years’ loss reserves, of which $27.0 million related to two general liability programs within the SMART division. This adverse development was primarily on the 2005 to 2007 accident years. Prior to 2008, the majority of the open claims on these two programs were handled by a third-party administrator that was overseen by claims personnel at the Markel Re unit. During the second half of 2007, we began to transfer the handling of open claims from the third-party administrator to the Markel Re claims department. As part of this process, all transferred claims files are reviewed. This claim-by-claim review has revealed that case reserve strengthening was necessary. As a result, during 2008, our actuaries revised their estimates of the ultimate losses on these programs and management increased prior years’ loss reserves accordingly.

The combined ratio for the Specialty Admitted segment was 123% (including 18 points of losses on the 2008 Hurricanes) and 107% (including 6 points of losses on the 2008 Hurricanes), respectively, for the quarter and nine months ended September 30, 2008 compared to 90% and 92%, respectively, for the same periods in 2007. Aside from the impact of the storms, the increase in the combined ratio for both periods of 2008 was due to a higher current accident year loss ratio and a higher expense ratio than in the same periods of 2007. The higher current accident year loss ratio in both periods of 2008 is primarily attributable to a greater than expected incidence of high severity property losses at the Markel Specialty Program Insurance unit. The increase in the expense ratio for both periods of 2008 was primarily the result of lower earned premiums compared to the same periods of 2007.

The combined ratio for the London Insurance Market segment was 136% (including 36 points of losses on the 2008 Hurricanes) and 111% (including 13 points of losses on the 2008 Hurricanes), respectively, for the quarter and nine months ended September 30, 2008 compared to 90% and 93%, respectively, for the same periods in 2007. Before considering the effects of the 2008 Hurricanes, the increase in the combined ratio in both periods of 2008 was primarily the result of a higher current accident year loss ratio as compared to the same periods of

2007. The higher current accident year loss ratio in 2008 was primarily due to softening insurance market conditions, which have resulted in price deterioration across all of the divisions at this unit, and adverse loss experience on certain classes of business. This adverse experience was most notable within the Professional and Financial Risks division on the medical malpractice and construction professionals classes. The London Insurance Market segment’s combined ratio for the quarter and nine months ended September 30, 2008 included $13.6 million and $42.7 million, respectively, of favorable development on prior years’ loss reserves compared to $20.0 million and $32.6 million, respectively, for the same periods in 2007. The redundancies on prior years’ loss reserves experienced within the London Insurance Market segment during both periods of 2008 were primarily within the Professional and Financial Risks, Retail and Marine and Energy divisions at Markel International. This favorable development on prior years’ loss reserves was primarily on the 2002 to 2005 accident years and reflects improved risk selection and the favorable rates and terms associated with the London market in those years.

The Other segment produced an underwriting loss of $24.3 million and $23.6 million, respectively, for the quarter and nine months ended September 30, 2008 compared to an underwriting loss of $17.5 million and $15.8 million, respectively, for the same periods in 2007. The underwriting loss for both the quarter and nine months ended September 30, 2008 included $24.9 million of loss reserve development on asbestos and environmental exposures and related reinsurance bad debt compared to $34.0 million in both periods of 2007. For both periods of 2007, the increase in loss reserves for asbestos and environmental exposures was offset in part by favorable development of loss reserves in other discontinued lines of business. The increase in asbestos and environmental reserves in all periods was a result of the completion of our annual review of these exposures during the third quarters of 2008 and 2007. During each of these reviews, we noted higher than expected settlements on existing claims during the preceding twelve months, which caused us to increase our estimate of ultimate loss reserves for asbestos and environmental exposures. The need to increase asbestos and environmental loss reserves in each of the past two years demonstrates that these reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our asbestos and environmental reserves are not discounted to present value and are forecasted to pay out over the next 50 years. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by underwriting segment.

Gross Premium Volume
Quarter Ended September 30,			Nine Months Ended September 30,
2008	2007	(dollars in thousands)	2008	2007
$ 298,180	$338,340	Excess and Surplus Lines	$909,031	$1,020,686
99,050	100,046	Specialty Admitted	266,238	272,788
166,484	161,853	London Insurance Market	571,819	562,183
182	346	Other	473	1,862

$ 563,896	$600,585	Total	$1,747,561	$1,857,519

Gross premium volume for both the quarter and nine months ended September 30, 2008 decreased 6%, compared to the same periods in 2007. The decrease in both periods of 2008 was primarily the result of increased competition across many of our product lines and our decision to exit certain alternative risk transfer programs during 2007 that were previously underwritten by the Markel Re unit.

Competition in the property and casualty insurance industry has remained strong throughout the first nine months of 2008. We continue to see price deterioration in virtually all of our product areas as a result of intense competition, including the increased presence of standard insurance companies in our markets. However, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes during 2008, the rate of decline has begun to slow. During the remainder of 2008 and into 2009, we believe that the decline in renewal rates will continue to slow and in certain lines rates may increase. We also expect that there will be increased opportunities for new business during this same period. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume has declined and, if the competitive environment does not improve, could decline further in the future.

Net Written Premiums
Quarter Ended September 30,			Nine Months Ended September 30,
2008	2007	(dollars in thousands)	2008	2007
$ 264,974	$280,402	Excess and Surplus Lines	$799,906	$864,830
91,447	94,114	Specialty Admitted	242,082	254,600
141,541	138,861	London Insurance Market	500,147	492,689
141	187	Other	153	1,581

$ 498,103	$513,564	Total	$1,542,288	$1,613,700

Net retention of gross premium volume was 88% for both periods of 2008 compared to 86% for the third quarter of 2007 and 87% for the nine months ended September 30, 2007. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
Quarter Ended September 30,			Nine Months Ended September 30,
2008	2007	(dollars in thousands)	2008	2007
$ 275,893	$292,277	Excess and Surplus Lines	$826,856	$875,671
78,707	81,733	Specialty Admitted	234,154	239,253
161,320	161,320	London Insurance Market	459,022	481,587
143	187	Other	155	1,581

$ 516,063	$535,517	Total	$1,520,187	$1,598,092

Earned premiums for the quarter and nine months ended September 30, 2008 decreased 4% and 5%, respectively, compared to the same periods in 2007. The decrease in both periods of 2008 was primarily due to lower earned premiums in the Excess and Surplus Lines segment as a result of lower gross premium volume over the last several quarters.

Investing Results

Net investment income for the third quarter of 2008 was $68.2 million compared to $80.9 million for the third quarter of 2007. Net investment income for the nine months ended September 30, 2008 was $220.8 million compared to $235.5 million for the same period of 2007. For the quarter and nine months ended September 30, 2008, the decrease in net investment income was primarily due to adverse changes in the fair value of our credit default swap of $7.7 million and $11.7 million, respectively. At September 30, 2008, the credit default swap had a notional amount of $50.0 million and a fair value of $44.9 million.

During September 2008, we received notice of two credit events, as defined under the terms of the credit default swap agreement, with respect to the bankruptcies of Lehman Brothers Holdings Inc. (Lehman Brothers) and Washington Mutual, Inc. (Washington Mutual). Since September 30, 2008, we paid the credit default counterparty $8.3 million and $8.6 million, respectively, to settle our obligations. As a result of these payments, the notional amount of the credit default swap decreased to $33.1 million, which represents our aggregate exposure to losses if specified credit events involving additional third parties occur.

In both periods of 2008, investment yields have declined due in part to lower current yields on the portfolio as we have increased our allocation to short-term investments and cash and cash equivalents compared to the same periods of 2007. In addition to this change in investment allocation, short-term interest rates have decreased during the first nine months of 2008. Net investment income may continue to be impacted if short-term interest rates remain at current levels, or decline further, and we maintain or increase allocations to these liquid, short-duration holdings.

Net realized investment losses for the third quarter of 2008 were $168.7 million compared to net realized investment gains of $3.0 million for the third quarter of 2007. For the nine months ended September 30, 2008, net realized investment losses were $200.2 million compared to net realized investment gains of $64.7 million for the same period of 2007. Net realized investment losses for both periods of 2008 included losses on the sales of our investments in fixed maturities issued by Lehman Brothers and Washington Mutual of $40.9 million and $32.1 million, respectively.

Net realized investment losses for the third quarter of 2008 also included $94.6 million of write downs for other-than-temporary declines in the estimated fair value of investments. These write downs were made with respect to seven equity securities, two nonredeemable preferred stocks and five fixed maturities. The two largest write downs of equity securities related to our investments in General Electric Company and International Game Technology, for which we had write downs of $32.7 million and $16.1 million, respectively. Given the magnitude of the unrealized losses associated with these securities and management’s belief that these securities were unlikely to recover in the near term, the decline in value was deemed other-than-temporary and was charged to earnings. The two nonredeemable preferred stock write downs related to our holdings in Fannie Mae and Freddie Mac and totaled $9.0 million. The two largest write downs of fixed maturities related to our investments in Morgan Stanley and Kaupthing Bank, an Icelandic financial institution, for which we had write downs of $18.4 million and $10.5 million, respectively. During the third quarter of 2008, we sold a portion of our holdings in Morgan Stanley and, as a result, we determined that we no longer had the intent to hold this investment until it fully recovered its value. The write down on Kaupthing Bank was made because we believe we may not receive all interest and principal payments when due. The six investments discussed above represent 92% of the total other-than-temporary write down recorded in the third quarter of 2008. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the third quarter of 2007.

Net realized investment gains (losses) included $187.1 million and $3.5 million of write downs for other-than-temporary declines in the estimated fair value of investments for the nine months ended September 30, 2008 and 2007, respectively. Net realized investment losses for the nine months ended September 30, 2008 included write downs for 15 equity securities, two nonredeemable preferred stocks and five fixed maturities. Approximately 40% of the write downs for the nine months ended September 30, 2008 were due to the determination that we no longer had the intent to hold these securities until they fully recovered in value as we began selling a portion of the securities in order to allocate capital to other securities with greater potential for long-term investment returns. The remainder of the write downs related to securities that had other indications of other-than-temporary impairment, including having fair values of less than 80% of cost for more than 180 days. The most significant write downs during the first six months of 2008 were related to our investment in Citigroup Inc., a security that we began selling in March 2008, and our investment in Bank of America Corporation, a security with significant declines in fair value that management believed would not recover in the near term. Write downs for Citigroup Inc. and Bank of America Corporation were $37.6 million and $17.0 million, respectively, for the nine months ended September 30, 2008. These two investments and the six investments discussed above for the third quarter of 2008 represent 76% of the total other-than-temporary write down recorded during the nine months ended September 30, 2008.

We complete a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. At September 30, 2008, we held securities with gross unrealized losses of $268.0 million, or less than 4% of invested assets. All securities in an unrealized loss position were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at September 30, 2008. However, given the volatility in the debt and equity markets, we caution readers that additional declines in value could be significant and may result in other-than-temporary impairment charges in future periods.

Other Expenses

Interest expense for the third quarter of 2008 decreased to $11.0 million from $13.6 million in the third quarter of 2007. Interest expense for the nine months ended September 30, 2008 decreased to $35.8 million from $43.4 million in the same period of 2007. For both periods of 2008, the decrease compared to the same periods of 2007 was primarily due to the maturity of our 7.00% and 7.20% unsecured senior notes in May 2008 and August 2007, respectively.

We recognized a tax benefit of 67% for the nine months ended September 30, 2008. The rate of tax benefit is higher than that obtained by applying the statutory rate of 35% to pre-tax losses due to the additional tax benefits associated with favorable permanent differences, principally tax exempt investment income. The provision for income tax benefit for the nine months ended September 30, 2008 has been calculated based on actual pre-tax loss and estimated permanent differences through that date. The estimated annual effective tax rate was 31% for the nine months ended September 30, 2007, which differs from the statutory rate primarily as a result of tax-exempt investment income. During the quarter ended September 30, 2008, our 2004 federal income tax year closed to audit by the Internal Revenue Service (IRS). No material adjustments were made to our consolidated financial statements as a result of this examination. We are no longer subject to income tax examination by the IRS for years ended before January 1, 2006.

Comprehensive Income (Loss)

Comprehensive loss was $158.8 million for the third quarter of 2008 compared to comprehensive income of $111.5 million for the same period of 2007. Comprehensive loss for the third quarter of 2008 included net loss of $142.3 million and net unrealized losses on investments, net of taxes, of $13.1 million. Comprehensive income for the third quarter of 2007 included net income of $92.4 million and net unrealized gains on investments, net of taxes, of $16.2 million. For the nine months ended September 30, 2008, comprehensive loss was $272.4 million compared to comprehensive income of $258.4 million for the same period in 2007. Comprehensive loss for the nine months ended September 30, 2008 included net unrealized losses on investments, net of taxes, of $243.7 million and net loss of $26.1 million. Comprehensive income for the nine months ended September 30, 2007 included net income of $312.2 million, partially offset by net unrealized losses on investments, net of taxes, of $59.1 million.

Financial Condition

Invested assets were $7.2 billion at September 30, 2008 compared to $7.8 billion at December 31, 2007. Net unrealized holding gains on investments, net of taxes, were $144.8 million at September 30, 2008 compared to $388.5 million at December 31, 2007. The decrease in net unrealized holding gains on investments, net of taxes, for the nine months ended September 30, 2008 was primarily due to a decline in the market value of both our fixed maturity and equity portfolios as a result of the ongoing disruptions in the financial markets. Equity securities and investments in affiliates were $1.6 billion, or 22% of invested assets, at September 30, 2008 compared to $1.9 billion, or 25% of invested assets, at December 31, 2007.

Net cash provided by operating activities was $328.8 million for the nine months ended September 30, 2008 compared to $383.3 million for the same period of 2007. The decrease in 2008 was due in part to lower premium volume in the Excess and Surplus Lines segment, offset in part by lower income tax payments compared to 2007.

Net cash used by financing activities was $153.3 million for the nine months ended September 30, 2008 compared to $208.3 million for the same period of 2007. During 2008, we repaid $93.1 million on our 7.00% unsecured senior notes, which matured May 15, 2008. During 2007, we redeemed the outstanding Junior Subordinated Deferrable Interest Debentures for $111.0 million, and we repaid $73.0 million on our 7.20% unsecured senior notes, which matured August 15, 2007. Cash of $60.2 million and $24.2 million was used to repurchase shares of our common stock during 2008 and 2007, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 20% at both September 30, 2008 and December 31, 2007. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. Given the recent financial market disruption and resulting investment losses incurred during 2008, as well as the underwriting losses experienced as a result of the 2008 Hurricanes, we expect to make capital contributions to certain of our insurance subsidiaries before the end of 2008. We will determine the amount of capital to contribute after reviewing our 2009 business plans and considering investment market conditions during the fourth quarter of 2008, as well as our updated estimates of hurricane losses. Amounts contributed will be funded by invested assets from our holding company, which held $742.3 million of invested assets, including $127.7 million of short-term investments and cash and cash equivalents, at September 30, 2008.

We have entered into various agreements and commitments related to the One Markel initiative discussed in further detail under “Our Business.” The systems implementation portion of this initiative is currently scheduled to be substantially completed by the end of 2010. We currently anticipate that the total cost we will pay to third-party vendors associated with this initiative will be approximately $100 million, the majority of which we estimate will be capitalized and amortized over a period of five to seven years. Costs related to the One Markel initiative are expected to be paid over the course of the next two to three years.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Since September 30, 2008, we borrowed $100 million under our $375 million revolving credit facility. If we had drawn on our credit facility during the third quarter, our debt to total capital ratio would have been 22.9% at September 30, 2008, which is well below our target capital structure. This excess capital provides additional liquidity in order to take advantage of business opportunities that may arise given current market conditions.

Shareholders’ equity was $2.3 billion at September 30, 2008 compared to $2.6 billion at December 31, 2007. Book value per share decreased to $235.72 at September 30, 2008 from $265.26 at December 31, 2007 primarily due to $272.4 million of comprehensive loss in 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Historically, our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign exchange risk for our international operations. We have no material commodity risk.

There were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2007.

During the quarter ended September 30, 2008, there were significant disruptions in the financial markets. These market disruptions have resulted in a lack of liquidity within the credit markets, which has increased credit risk in the financial markets and resulted in the widening of credit spreads. Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. Net unrealized investment losses on fixed maturities were $201.8 million at September 30, 2008, compared to net unrealized investment gains on fixed maturities of $5.6 million at December 31, 2007. The adverse change in the value of our fixed maturity portfolio was due in part to increased credit risk as a result of the above events.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 91% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2008, approximately 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

There were no changes in our internal control over financial reporting during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

economic conditions, volatility in interest and foreign exchange rates and concentration of investments can have a significant impact on the market value of fixed maturity and equity investments, as well as the carrying value of other assets and liabilities, and this impact is heightened by the current levels of market volatility;

•

we cannot predict the extent and duration of current economic and market disruptions; the effects of government interventions into the market to address these disruptions; and their combined impact on our industry, business and investment portfolio;

•

because of adverse conditions in the financial services industry, access to capital has generally become more difficult, which may adversely affect our ability to take advantage of business opportunities as they may arise;

•	our new business model may take longer to implement and cost more than we anticipate and may not achieve some or all of its objectives;

•	loss of services of any executive officers could impact our operations; and

•	adverse changes in our assigned financial strength or debt ratings could impact our ability to attract and retain business or obtain capital.

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The following supplements the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007:

Continued deterioration in the public debt and equity markets could lead to additional investment losses and adverse effects on our business. The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio. Depending on market conditions going forward, we could incur substantial additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations, financial condition, debt and financial strength ratings and ability to access capital markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended September 30, 2008.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2008 through July 31, 2008	—	—	—	$81,746
August 1, 2008 through August 31, 2008	45,900	$360.66	45,900	$65,191
September 1, 2008 through September 30, 2008	4,900	$362.03	4,900	$63,417

Total	50,800	$360.79	50,800	$63,417

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of November, 2008.

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2008 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Form of Restricted Stock Award Agreement for Directors*

10.2	Description of Permitted Acceleration of Vesting Date of Restricted Stock Units by Up to Thirty Days*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 20, 2007.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
*	Filed with this report.