Form 10-K
period 2008-12-31
MARKEL CORP
filed 2009-03-02
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

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

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates as of June 30, 2008 was approximately $3,242,985,958.

The number of shares of the registrant’s Common Stock outstanding at February 19, 2009: 9,814,093.

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2009, referred to in Part III.

Index and Cross References-Form 10-K

Annual Report

Item No.			Page

Part I
1.	Business		12-31, 117-119
1A.	Risk Factors		29-31
1B.	Unresolved Staff Comments		NONE
2.	Properties (note 5)		48
3.	Legal Proceedings (note 16)		64
4.	Submission of Matters to a Vote of Security Holders		NONE
4A.	Executive Officers of the Registrant		120

Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		80, 117-118
6.	Selected Financial Data		32-33
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		81-117
7A.	Quantitative and Qualitative Disclosures About Market Risk		110-114
8.	Financial Statements and Supplementary Data
The response to this item is submitted in Item 15 and on page 80.
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure		NONE
9A.	Controls and Procedures		77-79, 115
9B.	Other Information		NONE

Part III
10.	Directors, Executive Officers and Corporate Governance*		120
	Code of Conduct		119
11.	Executive Compensation*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13.	Certain Relationships and Related Transactions, and Director Independence*
14.	Principal Accounting Fees and Services*

*Portions of Item 10 and Items 11, 12, 13 and 14 will be incorporated by reference from the Registrant’s 2009 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV
15.	Exhibits, Financial Statement Schedules

	a.	Documents filed as part of this Form 10-K

(1) Financial Statements

	Consolidated Balance Sheets at December 31, 2008 and 2007		34

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006		35

	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006		36

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006		37

	Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006		38-75

	Reports of Independent Registered Public Accounting Firm		76-78

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

Specialty Insurance

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for hard-to-place risks that generally do not fit the underwriting criteria of standard carriers. For example, United States insurance regulations generally require an Excess and Surplus Lines (E&S) account to be declined by three admitted carriers before an E&S company may write the business. Hard-to-place risks written in the Specialty Admitted market cover insureds engaged in similar, but highly specialized activities who require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. Hard-to-place risks in the London market are generally distinguishable from standard risks due to the complexity or significant size of the risk.

Competition in the specialty insurance market tends to focus less on price than in the standard insurance market and considers other value-based considerations, such as availability, service and expertise. While specialty market exposures may have higher perceived insurance risks than their standard market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our chosen markets. Most of our accounts are considered on an individual basis where customized forms and tailored solutions are employed.

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings. Examples of niche markets that we have targeted include wind and earthquake exposed commercial properties, liability coverage for highly specialized professionals, horse mortality and other horse-related risks, accident and medical coverage for students, yachts and other watercraft, high-value motorcycles and marine and energy related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the loss exposure, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

Markets

The E&S market focuses on hard-to-place risks and loss exposures that generally cannot be written in the standard market. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. In 2007, the E&S market represented approximately $37 billion, or 7%, of the approximately $500 billion United States property and casualty (P&C) industry.(1)

(1)	U.S. Surplus Lines – 2008 Market Review Special Report, A.M. Best Research (August 2008).

12  |

We are the seventh largest E&S writer in the United States as measured by direct premium writings.(1) During 2008, our four underwriting units writing in the E&S market were: Markel Essex Excess and Surplus Lines, Markel Shand Professional/Products Liability, Markel Brokered Excess and Surplus Lines and Markel Southwest Underwriters. In 2008, we wrote $1.2 billion of business in our Excess and Surplus Lines segment.

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

During 2008, our three underwriting units writing in the Specialty Admitted market were: Markel Specialty Program Insurance, Markel American Specialty Personal and Commercial Lines and Markel Global Marine and Energy. In 2008, we wrote $355 million of business in our Specialty Admitted segment.

The London market, which produced approximately $49 billion of gross written premium in 2007, is the largest insurance market in Europe and second largest in the world.(2) The London market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London market is also largely a subscription market, which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd’s syndicate, often due to the high limits of insurance coverage required. We write business on both a direct and subscription basis in the London market. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

In 2007, gross premium written through Lloyd’s syndicates generated over two-thirds of the London market’s international insurance business(2), making Lloyd’s the world’s second largest commercial surplus lines insurer(1) and fifth largest reinsurer.(3) Corporate capital providers often provide a majority of a syndicate’s capacity and also often own or control the syndicate’s managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2008, corporate capital providers accounted for approximately 94% of total underwriting capacity in Lloyd’s.(4)

We participate in the London market through Markel International, which includes Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for our syndicate at Lloyd’s, Markel Syndicate 3000, which is managed by Markel Syndicate Management Limited. In 2008, we wrote $693 million of business in our London Insurance Market segment.

In 2008, 23% of consolidated premium writings related to foreign risks (i.e., coverage for risks located outside of the United States), of which 32% were from the United Kingdom. In 2007, 24% of our premium writings related to foreign risks, of which 33% were from the United Kingdom. In 2006, 22% of our premium writings related to foreign risks, of which 36% were from the United Kingdom.

(2)	International Financial Markets in the UK, International Financial Services of London Research (November 2008).
(3)	Top Ten Global Reinsurers by Net Reinsurance Premiums Written 2007, Standard & Poor’s.
(4)	Lloyd’s Overview, Lloyd’s.

|  13

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

In each of these years, the United Kingdom was the only individual foreign country from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with agents, brokers and insureds who rely on our expertise. This expertise is our principal means of competing. We offer over 100 major product lines. Each of these products has its own distinct competitive environment. With each of our products, we seek to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

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

After a decade of soft market conditions, the insurance industry experienced favorable conditions beginning in late 2000, which continued through 2003 for most product lines. During 2004, we continued to receive rate increases; however, the rate of increase slowed and, in certain lines, rates declined. In 2005, the industry showed continued signs of softening as competition became more intense. With the exception of rate increases on catastrophe-exposed business, we continued to experience increased competition throughout 2006 and 2007. In general, rates were lower in 2007 compared to 2006. Competition in the property and casualty insurance industry remained strong throughout 2008. We experienced price deterioration in virtually all of our product areas as a result of intense competition, including the increased presence of standard insurance companies in our markets. However, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes during 2008, the rate of decline began to slow. In late 2008, we reviewed the pricing for all of our major product lines, and we are aggressively pursuing price increases in many product lines. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written and gross written premium may decline as a result.

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

14  |

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2008, our combined ratio was 99%. See Management’s Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

The following graph compares our combined ratio to the P&C industry’s combined ratio for the past five years.

Underwriting Segments

We define our underwriting segments based on the areas of the specialty insurance market in which we compete. During 2008, we had four underwriting units that competed in the Excess and Surplus Lines market, three that competed in the Specialty Admitted market and one that competed in the London market. See note 19 of the notes to consolidated financial statements for additional segment reporting disclosures.

For purposes of segment reporting, the Other segment includes lines of business that have been discontinued in conjunction with an acquisition. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits.

|  15

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Excess and Surplus Lines Segment

Our Excess and Surplus Lines segment reported gross premium volume of $1.2 billion, earned premiums of $1.1 billion and an underwriting profit of $88.2 million in 2008.

The following underwriting units wrote business in the E&S market during 2008:

•	Markel Essex Excess and Surplus Lines (Glen Allen, VA)

•	Markel Shand Professional/Products Liability (Deerfield, IL)

•	Markel Brokered Excess and Surplus Lines (Red Bank, NJ)

•	Markel Southwest Underwriters (Scottsdale, AZ)

In early 2008, we decided to close the Markel Re unit, an underwriting unit previously writing business in the E&S market. The ongoing coverages and programs from this unit were combined into two of our existing underwriting units. Markel Re’s excess and umbrella program, casualty facultative placements and public entity business were transferred to the Markel Brokered Excess and Surplus Lines unit, while the alternative risk transfer programs were combined with the Markel Specialty Program Insurance unit. All business previously written by the Markel Re unit will continue to be included in the Excess and Surplus Lines segment’s results. See Management’s Discussion & Analysis of Financial Condition and Results of Operations beginning on page 81 for further discussion regarding this decision.

Historically, the underwriting units included in the Excess and Surplus Lines segment have principally been product-focused specialists servicing brokers, agents and insureds across the United States from their respective underwriting unit locations. During 2008, we announced a multi-year operational and IT systems initiative, referred to as “One Markel.” Our overall goal for this initiative is to grow our business while maintaining our underwriting integrity, with unified systems greatly enhancing our ability to accomplish this goal. We believe this initiative will make doing business with us easier for our customers, streamline internal processes, reduce redundant technology and, over time, increase premium volume while reducing expenses. To accomplish these objectives, we are moving our business model to a customer-focused regional structure. In the new model, Markel underwriters with access to and expertise in all of our product offerings will be located closer to our producers.

In the first quarter of 2009, we began to transition the four underwriting units included in our Excess and Surplus Lines segment to the regional structure. Additionally, in October 2008, we opened a new regional office in Dallas, Texas, which has been used as a prototype for our regional office model. We divided the country into five regions: Northeast, Southeast, Midwest, Mid South and West. Each regional office will be responsible for serving the needs of the wholesale producers located in its region. Our regional underwriters will be able to provide our customers easy access to the majority of Markel’s products. Our regional teams will focus primarily on customer service, marketing and underwriting and distributing our insurance solutions. We have established a product line leadership group that has primary responsibility for developing and maintaining underwriting and pricing guidelines, as well as new product development. The product line leadership group’s focus will be to ensure that the products needed by our customers are available at the regional offices and that our regional underwriting teams have the expertise to underwrite the risk or to refer risks to our product line experts as needed. The products discussed below will continue to be written in 2009, and the majority of these products will be available in each of our regional offices.

16  |

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

The Markel Essex E&S unit’s inland marine facility provides coverages for risks that include motor truck cargo, warehouseman’s legal liability, builder’s risk and contractor’s equipment. The ocean marine facility writes risks that included marinas, hull coverage, cargo and builder’s risk for yacht manufacturers. The transportation division focuses on physical damage coverage for all types of commercial vehicles such as trucks, buses and high-value automobiles. The railroad division writes all-risk property coverages on rolling stock and real property and liability coverages for shortline, regional, tourist and scenic railroads, as well as modern commuter rail and light rail.

The Markel Essex E&S unit’s business is written through two distribution channels. Business written by the contract division is primarily generated by professional surplus lines general agents who have limited quoting and binding authority. The Essex Special Property, inland marine, ocean marine, transportation and railroad divisions produce business on a brokerage basis through wholesale brokers. The Markel Essex E&S unit writes the majority of its business in Essex Insurance Company, which is domiciled in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

|  17

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW(continued)

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

Business is written nationwide on a brokerage basis through wholesale brokers. The Markel Shand Professional/Products Liability unit has access to both admitted and surplus lines markets in all 50 states and writes the majority of its business in Evanston Insurance Company (EIC), which is domiciled in Illinois.

Markel Brokered Excess and Surplus Lines. The Markel Brokered Excess and Surplus Lines unit focuses on the following products: primary casualty, property, excess and umbrella, environmental, taxi liability, surety reinsurance, casualty facultative reinsurance and public entity. Primary casualty coverages target hard-to-place, mid-size and large general liability and products liability exposures. Property coverages focus on non-standard property placements and commercial multi-peril policies,

18  |

as well as builders’ risk and habitational exposures. Monoline property business is placed on a participating, primary or excess of loss basis. Excess and umbrella products are written on both a lead and excess basis, primarily for commercial businesses. Environmental products offer a complete array of environmental coverages, including environmental consultants’ professional liability, contractors’ pollution liability and site specific environmental impairment liability. Taxi liability products provide auto liability coverage for small to medium-sized local cab fleets on either an admitted or non-admitted basis. Surety reinsurance is written in a broker market focusing on treaty placements for both national and regional surety underwriting companies. Casualty facultative placements offer coverages that possess favorable underwriting characteristics, such as control of individual risk selection and pricing. The Markel Brokered Excess and Surplus Lines unit provides product solutions to its insureds through wholesale brokers and writes the majority of its business in EIC.

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

Most of MSU’s business is generated by contracted professional wholesale general agents who have limited quoting and binding authority. The majority of its business is written in EIC.

|  19

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW(continued)

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $355.1 million, earned premiums of $315.8 million and an underwriting loss of $18.2 million in 2008.

In the Specialty Admitted market, we wrote business through the following underwriting units during 2008:

•	Markel Specialty Program Insurance (Glen Allen, VA)

•	Markel American Specialty Personal and Commercial Lines (Pewaukee, WI)

•	Markel Global Marine and Energy (Houston, TX)

During the fourth quarter of 2008, we decided to close the Markel Global Marine and Energy underwriting unit and placed the programs underwritten there into run-off. Markel Global Marine and Energy had $29.4 million of gross premium volume in 2008.

Markel Specialty Program Insurance. The Markel Specialty Program Insurance unit focuses on providing total insurance programs for businesses engaged in highly specialized activities. These activities typically do not fit the risk profiles of standard insurers and make complete coverage difficult to obtain from a single insurer.

The Markel Specialty Program Insurance unit is organized into four product areas that concentrate on particular markets and customer groups. The property and casualty division writes commercial coverages for youth and recreation oriented organizations, such as children’s summer camps, conference centers, YMCAs, YWCAs, Boys and Girls Clubs, child care centers, nursery schools, private and Montessori schools and gymnastics, martial arts and dance schools. This division also writes commercial coverages for social service organizations, auto repair garages, gas stations and convenience stores, used car dealers, moving and storage businesses, museums, art organizations, bed & breakfast inns and pool and spa maintenance operations. The agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage and property and liability coverages for farms, boarding, breeding and training facilities as well as outfitters and guides, hunting and fishing lodges and dude ranches. The accident and health division writes liability and accident insurance for amateur sports organizations, accident and medical insurance

20  |

for colleges, universities, public schools and private schools, limited benefit accident and medical insurance for selected private insurers, monoline accident and medical coverage for various niche markets, short-term medical insurance, pet health insurance, stop-loss insurance for self-insured medical plans and medical excess reinsurance coverage. The Markel Risk Solutions facility works with select retail producers on a national basis to provide admitted market solutions to accounts having difficulty finding coverage in the standard marketplace. Accounts of various classes and sizes are written with emphasis placed on individual risk underwriting and pricing. In 2008, Markel Risk Solutions began offering a specialty underwriting facility for alternative risk transfer programs. This facility offers innovative solutions and quality products to buyers who commit significant financial resources to risk assumption through an alternative risk entity such as a captive insurance company, risk retention group or self-insured retention.

The majority of Markel Specialty Program Insurance business is produced by retail insurance agents. Management grants very limited underwriting authority to a few carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Markel Specialty Program Insurance business is underwritten primarily in Markel Insurance Company (MIC). MIC is domiciled in Illinois and is licensed to write P&C insurance in all 50 states and the District of Columbia.

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

|  21

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

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

London Insurance Market Segment

Our London Insurance Market segment reported gross premium volume of $693.1 million, earned premiums of $615.8 million and an underwriting loss of $27.3 million in 2008.

22  |

This segment is comprised of Markel International, which is headquartered in London, England. In addition to eight branch offices in the United Kingdom, Markel International also has offices in Spain, Canada, Singapore and Sweden. Markel International writes specialty property, casualty, professional liability and marine insurance on a direct and reinsurance basis. Business is written worldwide with approximately 26% of writings coming from the United States.

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

The Professional and Financial Risks division underwrites professional indemnity, directors’ and officers’ liability and intellectual property coverages. The professional indemnity account offers unique solutions in four main professional classes including miscellaneous professionals and consultants, construction professionals, financial service professionals and professional practices. The miscellaneous professionals and consultants class includes coverages for a wide range of professionals including management consultants, publishers, broadcasters, pension trustees and public officials. The construction class includes coverages for surveyors, engineers, architects and estate agents. The financial services class includes coverages for insurance brokers, insurance agents, financial consultants, stockbrokers, fund managers, venture capitalists and bankers. The professional practices class includes coverages for accountants and solicitors. The directors’ and officers’ liability account offers coverage to public, private and non-profit companies of all sizes on either an individual or blanket basis. The Professional and Financial Risks division writes business on a worldwide basis, limiting exposure in the United States.

|  23

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

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2008. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. These ten reinsurance groups represent approximately 71% of our $1.1 billion reinsurance recoverable balance.

24  |

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Munich Re Group	A+	$177,290
Lloyd’s of London	A	102,937
Swiss Re Group	A+	101,013
Fairfax Financial Group	A	100,979
XL Capital Group	A	72,900
Ace Group	A+	54,579
HDI Group	A	53,717
White Mountains Insurance Group	A-	45,331
W.R. Berkley Group	A+	41,212
Everest Re Group	A+	34,563

Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		784,521

Total reinsurance recoverable on paid and unpaid losses		$1,098,748

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

See note 15 of the notes to consolidated financial statements and Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about our reinsurance programs and exposures.

Investments

Our business strategy recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately two-thirds of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term. The investment portfolio is managed by company officers.

Total investment return includes items that impact net income (loss), such as net investment income and net realized investment gains or losses, as well as changes in unrealized holding gains or losses, which do not impact net income (loss). In 2008, net investment income was $283.7 million and net realized investment losses were $407.6 million. During the year ended December 31, 2008,

|  25

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

net unrealized holding gains on the investment portfolio decreased by $507.5 million. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

We believe our investment performance is best analyzed from the review of total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

ANNUAL TAXABLE EQUIVALENT TOTAL INVESTMENT RETURNS

	Years Ended December 31,					Weighted Average Five-Year Annual	Weighted Average Ten-Year Annual
	2004	2005	2006	2007	2008	Return	Return
Equities	15.2%	(0.3%)	25.9%	(0.4%)	(34.0%)	0.4%	3.6%
Fixed maturities(1)	4.8%	3.9%	5.2%	5.6%	0.2%	3.9%	5.0%
Investments in affiliates	—	—	13.2%	8.1%	3.4%	—	—
Total portfolio, before foreign currency effect	6.6%	2.9%	9.6%	4.1%	(6.9%)	3.0%	4.6%
Total portfolio	7.9%	1.5%	11.2%	4.8%	(9.6%)	2.8%	4.7%

Ending portfolio balance (in millions)	$6,317	$6,588	$7,535	$7,788	$6,908

(1)	Includes short-term investments and cash and cash equivalents.

Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. S&P and Moody’s provide corporate and municipal debt ratings based on their assessments of the credit quality of an obligor with respect to a specific obligation. S&P’s ratings range from “AAA” (capacity to pay interest and repay principal is extremely strong) to “D” (debt is in payment default). Securities with ratings of “BBB” or higher are referred to as investment grade securities. Debt rated “BB” and below is regarded by S&P as having predominately speculative characteristics with respect to capacity to pay interest and repay principal. Moody’s ratings range from “Aaa” to “C” with ratings of “Baa” or higher considered investment grade.

Our fixed maturity portfolio has an average rating of “AA,” with approximately 90% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2008, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

26  |

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2008.

See “Market Risk Disclosures” in Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

Shareholder Value

Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, we measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. We recognize that it is difficult to grow book value consistently each year, so we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. For the year ended December 31, 2008, book value per share decreased 16% primarily due to a $329.9 million decrease in net unrealized holding gains, net of taxes, and net loss of $58.8 million. For the year ended December 31, 2007, book value per share increased 15% primarily due to net income of $405.7 million partially offset by a $74.0 million decrease in net unrealized holding gains, net of taxes. Over the past five years, we have grown book value per share at a compound annual rate of 10% to $222.20 per share.

The following graph presents book value per share for the past five years.

|  27

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Regulatory Environment

Our insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. This regulation is intended for the benefit of policyholders rather than shareholders or holders of debt securities.

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

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2008, our United States insurance subsidiaries could pay up to $99.6 million during the following 12 months under the ordinary dividend regulations.

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

28  |

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

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2008, we paid rating agencies, including Best and Fitch, $0.4 million for their services.

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

We may experience losses from catastrophes. Because we are a property and casualty insurance company, we experience losses from man-made or natural catastrophes. Catastrophes may have a material adverse effect on operations. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires and may include terrorist events. We cannot predict how severe a particular catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Most catastrophes occur over a small geographic area; however, some catastrophes may produce significant damage in large, heavily populated areas.

Our results may be affected because actual insured losses differ from our loss reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of such factors as:

•	trends in claim frequency and severity,

•	changes in operations,

•	emerging economic and social trends,

•	uncertainties relating to asbestos and environmental exposures,

•	inflation, and

•	changes in the regulatory and litigation environments.

|  29

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results will differ from original estimates. As part of the reserving process, we regularly review our loss reserves and make adjustments as necessary. Future increases in reserves will result in additional charges to earnings.

We are subject to regulation by insurance regulatory authorities that may affect our ability to implement our business objectives. Our insurance subsidiaries are subject to supervision and regulation by the insurance regulatory authorities in the various jurisdictions in which they conduct business. This regulation is intended for the benefit of policyholders rather than shareholders or holders of debt securities. Insurance regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, licensing, policy rates and forms and the form and content of financial reports. In light of current economic conditions, regulatory and legislative authorities are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of financial institutions. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more aggressive ways, such as imposing increased capital requirements. Any such actions, if they occurred, could affect the competitive market and the way we conduct our business and manage our capital. As a result, such actions could materially affect our results of operations, financial condition and liquidity.

Our ability to make payments on debt or other obligations depends on the receipt of funds from our subsidiaries. We are a holding company, and substantially all of our operations are conducted through our regulated subsidiaries. As a result, our cash flow and the ability to service our debt are dependent upon the earnings of our subsidiaries and on the distribution of earnings, loans or other payments by our subsidiaries to us. In addition, payment of dividends by our insurance subsidiaries may require prior regulatory notice or approval.

Competition in the property and casualty insurance industry could adversely affect our ability to grow or maintain premium volume. Among our competitive strengths have been our specialty product focus and our niche market strategy. These strengths also make us vulnerable in periods of intense competition to actions by other insurance companies who seek to write additional premiums without appropriate regard for ultimate profitability. During soft markets, it is very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. In 2009, we intend to aggressively pursue price increases in many product lines. If we are not successful in achieving our targeted rate increases, it may be difficult for us to improve underwriting margins and grow or maintain premium volume levels.

We invest a significant portion of our invested assets in equity securities, which may result in significant variability in our investment results and may adversely impact shareholders’ equity. Additionally, our equity investment portfolio is concentrated and declines in value on these significant investments could adversely affect our financial results. Equity securities were 49% and 70% of our shareholders’ equity at December 31, 2008 and 2007, respectively. Equity securities have historically produced higher returns than fixed maturities; however, investing in equity securities may result in significant variability in investment returns from one period to the next. If the current levels of market volatility persist, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in shareholders’ equity. Additionally, if the fair value of our equity portfolio declines significantly, we may have unrealized holding losses for which we are unable to record a deferred tax asset. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these significant investments also could result in a material decrease in shareholders’ equity. A material decrease in shareholders’ equity may adversely impact our ability to carry out our business plans.

30  |

Continued deterioration in the public debt and equity markets could lead to additional investment losses and adverse effects on our business. The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage and credit crises, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio. Depending on future market conditions, we could incur substantial additional realized and unrealized losses in future periods, which would have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries’ capital and ability to access capital markets. In addition, because of adverse conditions in the financial services industry, access to capital has generally become more difficult, which may adversely affect our ability to take advantage of business opportunities as they arise.

If we are not successful in the implementation of our One Markel initiative, we may experience increased costs, a decline in premium volume or increased internal control risk. Our One Markel initiative involves transitioning the business model for our E&S units to a customer-focused, regional strategy. In the new model, our underwriters will have access to and expertise in all of our product offerings and will be located closer to our producers. The overall goal of One Markel is to grow our business while maintaining our underwriting integrity, with unified systems greatly enhancing our ability to accomplish this goal. We expect to incur higher expenses in the short term as we implement our new model and systems; however, if we are unsuccessful in implementing One Markel, we could also experience one or more of the following: increased costs due to delays or disruptions from system conversions, lower underwriting profits if we cannot maintain our underwriting standards under the new model and decreased premium volume if we are unable to successfully transition our producers to the new model. In addition, adopting this new business model and implementing new information technology systems in support of this initiative will change the design of our system of internal controls, which may increase internal control risk for a period of time.

Associates

At December 31, 2008, we had approximately 2,000 employees.

As a service organization, our continued profitability and growth are dependent upon talented and enthusiastic associates who share our common value system as outlined in the “Markel Style.” We have structured incentive compensation plans and stock purchase plans to encourage associates to achieve corporate objectives and think and act like owners. Associates are offered many opportunities to become shareholders. Associates eligible to participate in our 401(k) plan receive one-third of our contribution in Markel stock and may purchase stock with their own contributions. Stock also may be acquired through a payroll deduction plan, and associates (other than executive officers and directors as precluded by the Sarbanes-Oxley Act) are given the opportunity to purchase stock through loans financed by us with a partially subsidized interest rate. Under our incentive compensation plans, associates may earn a meaningful bonus based on individual and company performance. For some of our executive officers and other members of senior management, part of that bonus consists of restricted stock unit awards. Additionally, executive officers and other members of senior management are required to hold Markel stock in amounts that represent a substantial multiple of their annual compensation. We estimate that associates, including executive officers and directors, owned more than 10% of our outstanding shares at December 31, 2008. We believe that employee stock ownership and rewarding value-added performance align associates’ interests with the interests of non-employee shareholders.

|  31

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1, 2)

	2008	2007	2006
RESULTS OF OPERATIONS
Earned premiums	$2,022	$2,117	$2,184
Net investment income	284	306	271
Total operating revenues	1,898	2,483	2,519
Net income (loss)	(59)	406	393
Comprehensive income (loss)	(403)	337	551
Diluted net income (loss) per share	$(5.95)	$40.64	$39.40

FINANCIAL POSITION
Total investments and cash and cash equivalents	$6,908	$7,788	$7,535
Total assets	9,478	10,134	10,088
Unpaid losses and loss adjustment expenses	5,492	5,526	5,584
Convertible notes payable	—	—	—
Senior long-term debt	689	681	752
8.71% Junior Subordinated Debentures	—	—	106
Shareholders’ equity	2,181	2,641	2,296
Common shares outstanding (at year end, in thousands)	9,814	9,957	9,994

OPERATING PERFORMANCE MEASURES (1,2,3)
OPERATING DATA
Book value per common share outstanding	$222.20	$265.26	$229.78
Growth (decline) in book value per share	(16%)	15%	32%
5-Year CAGR in book value per share (4)	10%	18%	16%
Closing stock price	$299.00	$491.10	$480.10

RATIO ANALYSIS
U.S. GAAP combined ratio (5)	99%	88%	87%
Investment yield (6)	4%	4%	4%
Taxable equivalent total investment return (7)	(10%)	5%	11%
Investment leverage (8)	3.2	2.9	3.3
Debt to total capital	24%	20%	27%

(1)

Reflects our acquisition of Terra Nova (Bermuda) Holdings Ltd. (March 24, 2000) using the purchase method of accounting. Terra Nova (Bermuda) Holdings Ltd. was acquired in part by the issuance of 1.8 million common shares. We also issued 2.5 million common shares with net proceeds of $408 million in 2001.

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

32  |

2005	2004	2003	2002	2001	2000	1999	10-Year CAGR (4)
$1,938	$2,054	$1,864	$1,549	$1,207	$939	$437	20%
242	204	183	170	171	154	88	15%
2,200	2,262	2,092	1,770	1,397	1,094	524	16%
148	165	123	75	(126)	(28)	41	—
64	273	222	73	(77)	81	(40)	—
$14.80	$16.41	$12.31	$7.53	$(14.73)	$(3.99)	$7.20	—

$6,588	$6,317	$5,350	$4,314	$3,591	$3,136	$1,625	17%
9,814	9,398	8,532	7,409	6,441	5,473	2,455	17%
5,864	5,482	4,930	4,367	3,700	3,037	1,344	19%
99	95	91	86	116	—	—	—
609	610	522	404	265	573	168	—
141	150	150	150	150	150	150	—
1,705	1,657	1,382	1,159	1,085	752	383	18%
9,799	9,847	9,847	9,832	9,820	7,331	5,590	—

$174.04	$168.22	$140.38	$117.89	$110.50	$102.63	$68.59	11%
3%	20%	19%	7%	8%	50%	(11%)	—
11%	20%	13%	13%	18%	21%	22%	—
$317.05	$364.00	$253.51	$205.50	$179.65	$181.00	$155.00	—

101%	96%	99%	103%	124%	114%	101%	—
4%	4%	4%	4%	5%	6%	5%	—
2%	8%	11%	8%	8%	12%	(1%)	—
3.9	3.8	3.9	3.7	3.3	4.2	4.2	—
33%	34%	36%	36%	33%	49%	45%	—

(4)	CAGR—compound annual growth rate.
(5)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(6)	Investment yield reflects net investment income as a percentage of average invested assets.
(7)

Taxable equivalent total investment return includes net investment income, realized investment gains or losses, the change in fair value of the investment portfolio and the effect of foreign currency exchange rate movements during the period as a percentage of average invested assets. Tax-exempt interest and dividend payments are grossed up using the U.S. corporate tax rate to reflect an equivalent taxable yield.

(8)	Investment leverage represents total invested assets divided by shareholders’ equity.

|  33

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,722,371 in 2008 and $5,318,114 in 2007)	$4,592,552	$5,323,750
Equity securities (cost of $855,188 in 2008 and $1,263,266 in 2007)	1,073,769	1,854,062
Short-term investments (estimated fair value approximates cost)	508,834	51,552
Investments in affiliates	93,723	81,181

TOTAL INVESTMENTS	6,268,878	7,310,545

Cash and cash equivalents	639,578	477,661
Receivables	271,067	296,295
Reinsurance recoverable on unpaid losses	1,026,858	1,072,918
Reinsurance recoverable on paid losses	71,890	78,306
Deferred policy acquisition costs	183,755	202,291
Prepaid reinsurance premiums	86,534	114,711
Goodwill and intangible assets	344,031	344,911
Other assets	585,099	236,781

TOTAL ASSETS	$9,477,690	$10,134,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,492,339	$5,525,573
Unearned premiums	827,888	940,309
Payables to insurance companies	42,399	39,790
Senior long-term debt (estimated fair value of $620,000 in 2008 and $706,000 in 2007)	688,509	680,698
Other liabilities	245,881	306,887

TOTAL LIABILITIES	7,297,016	7,493,257

Shareholders’ equity:
Common stock	869,744	866,362
Retained earnings	1,297,901	1,417,269
Accumulated other comprehensive income:
Net unrealized holding gains on investments, net of taxes of $31,075 in 2008 and $208,751 in 2007	58,652	388,521
Cumulative translation adjustments, net of tax benefit of $8,300 in 2008 and $4,050 in 2007	(15,416)	(7,523)
Net actuarial pension loss, net of tax benefit of $16,266 in 2008 and $12,636 in 2007	(30,207)	(23,467)

TOTAL SHAREHOLDERS’ EQUITY	2,180,674	2,641,162
Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,477,690	$10,134,419

See accompanying notes to consolidated financial statements.

34  |

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,022,184	$2,117,294	$2,184,381
Net investment income	283,738	306,458	271,016
Net realized investment gains (losses)	(407,594)	59,504	63,608

TOTAL OPERATING REVENUES	1,898,328	2,483,256	2,519,005

OPERATING EXPENSES
Losses and loss adjustment expenses	1,269,025	1,096,203	1,132,579
Underwriting, acquisition and insurance expenses	738,546	756,699	767,853
Amortization of intangible assets	4,383	2,145	—

TOTAL OPERATING EXPENSES	2,011,954	1,855,047	1,900,432

OPERATING INCOME (LOSS)	(113,626)	628,209	618,573

Interest expense	47,390	56,251	65,172

INCOME (LOSS) BEFORE INCOME TAXES	(161,016)	571,958	553,401

Income tax expense (benefit)	(102,249)	166,289	160,899

NET INCOME (LOSS)	$(58,767)	$405,669	$392,502

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on investments, net of taxes:
Net holding gains (losses) arising during the period	$(594,767)	$(33,638)	$202,580
Less reclassification adjustments for net gains (losses) included in net income (loss)	264,898	(40,323)	(42,607)

Net unrealized gains (losses)	(329,869)	(73,961)	159,973
Currency translation adjustments, net of taxes	(7,893)	3,793	(1,680)
Change in net actuarial pension loss, net of taxes	(6,740)	1,546	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(344,502)	(68,622)	158,293

COMPREHENSIVE INCOME (LOSS)	$(403,269)	$337,047	$550,795

NET INCOME (LOSS) PER SHARE
Basic	$(5.95)	$40.73	$40.43
Diluted	$(5.95)	$40.64	$39.40

See accompanying notes to consolidated financial statements.

|  35

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Shareholders’ Equity at January 1, 2006	9,799	$743,503	$669,057	$292,873	$1,705,433
Net income	—	—	392,502	—	392,502
Net unrealized gains on investments, net of taxes	—	—	—	159,973	159,973
Currency translation adjustments, net of taxes	—	—	—	(1,680)	(1,680)

Comprehensive income					550,795
Repurchase of common stock	(140)	—	(45,880)	—	(45,880)
Conversion of convertible notes payable	335	108,842	—	—	108,842
Restricted stock units expensed	—	1,342	—	—	1,342
Tax benefit on closed stock option plans	—	874	—	—	874
Adjustment to initially apply FASB Statement No. 158, net of taxes	—	—	—	(25,013)	(25,013)

Shareholders’ Equity at December 31, 2006	9,994	854,561	1,015,679	426,153	2,296,393
Net income	—	—	405,669	—	405,669
Net unrealized losses on investments, net of taxes	—	—	—	(73,961)	(73,961)
Currency translation adjustments, net of taxes	—	—	—	3,793	3,793
Change in net actuarial pension loss, net of taxes	—	—	—	1,546	1,546

Comprehensive income					337,047
Issuance of common stock	12	5,626	—	—	5,626
Repurchase of common stock	(49)	—	(24,210)	—	(24,210)
Cumulative effect of adoption of FASB Interpretation No. 48	—	2,831	20,131	—	22,962
Restricted stock units expensed	—	2,812	—	—	2,812
Tax benefit on closed stock option plans	—	532	—	—	532

Shareholders’ Equity at December 31, 2007	9,957	866,362	1,417,269	357,531	2,641,162
Net loss	—	—	(58,767)	—	(58,767)
Net unrealized losses on investments, net of taxes	—	—	—	(329,869)	(329,869)
Currency translation adjustments, net of taxes	—	—	—	(7,893)	(7,893)
Change in net actuarial pension loss, net of taxes	—	—	—	(6,740)	(6,740)

Comprehensive loss					(403,269)
Issuance of common stock	10	—	—	—	—
Repurchase of common stock	(153)	—	(60,601)	—	(60,601)
Restricted stock units expensed	—	2,187	—	—	2,187
Tax benefit on closed stock option plans	—	938	—	—	938
Tax benefit on vested restricted stock units	—	257	—	—	257

SHAREHOLDERS’ EQUITY AT DECEMBER 31, 2008	9,814	$869,744	$1,297,901	$13,029	$2,180,674

See accompanying notes to consolidated financial statements.

36  |

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(58,767)	$405,669	$392,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(100,417)	31,935	30,561
Depreciation and amortization	28,670	30,528	34,042
Net realized investment losses (gains)	407,594	(59,504)	(63,608)
Decrease in receivables	27,696	27,088	11,531
Decrease (increase) in deferred policy acquisition costs	18,536	16,101	(6,063)
Increase in unpaid losses and loss adjustment expenses, net	235,045	102,185	170,279
Increase (decrease) in unearned premiums, net	(84,244)	(64,314)	26,688
Increase (decrease) in payables to insurance companies	2,609	(19,917)	(56,733)
Other	(86,565)	29,587	(29,332)

NET CASH PROVIDED BY OPERATING ACTIVITIES	390,157	499,358	509,867

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	683,316	1,000,148	1,557,654
Proceeds from maturities, calls and prepayments of fixed maturities	404,444	213,975	173,997
Cost of fixed maturities and equity securities purchased	(702,292)	(1,652,284)	(2,129,756)
Net change in short-term investments	(467,026)	91,063	110,811
Cost of investments in affiliates	(13,181)	(2,732)	(58,703)
Acquisitions, net of cash acquired	(3,600)	(8,103)	—
Additions to property and equipment	(17,673)	(14,495)	(9,192)
Other	(34,190)	(1,979)	1,715

NET CASH USED BY INVESTING ACTIVITIES	(150,202)	(374,407)	(353,474)

FINANCING ACTIVITIES
Additions to senior long-term debt	100,000	—	145,402
Repayment and retirement of senior long-term debt	(93,050)	(73,032)	(4,549)
Retirement of Junior Subordinated Deferrable Interest Debentures	—	(111,012)	(36,421)
Repurchases of common stock	(60,601)	(24,210)	(45,880)
Other	—	—	(5)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(53,651)	(208,254)	58,547

Effect of foreign currency rate changes on cash and cash equivalents	(24,387)	5,849	6,418

Increase (decrease) in cash and cash equivalents	161,917	(77,454)	221,358
Cash and cash equivalents at beginning of year	477,661	555,115	333,757

CASH AND CASH EQUIVALENTS AT END OF YEAR	$639,578	$477,661	$555,115

See accompanying notes to consolidated financial statements.

|  37

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

c) Investments. Investments, other than investments in affiliates, are considered available-for-sale and are recorded at estimated fair value. The net unrealized gains or losses on investments, net of deferred income taxes, are included in accumulated other comprehensive income in shareholders’ equity. A decline in the fair value of any investment below cost that is deemed other-than-temporary is charged to earnings, resulting in a new cost basis for the security.

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains or losses are included in earnings and are derived using the first-in, first-out method.

d) Investments in Affiliates. Investments in affiliates include investments in companies accounted for under the equity method of accounting. In applying the equity method, investments are recorded at cost and subsequently increased or decreased by the Company’s proportionate share of the net income or loss of the investee. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of its other comprehensive income (loss). Dividends or other equity distributions are recorded as a reduction of the investment. The Company reviews investments in affiliates for impairment when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary.

e) Cash and Cash Equivalents. The Company considers all investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company’s cash and cash equivalents approximates fair value.

38  |

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

h) Goodwill and Intangible Assets. Goodwill is tested for impairment at least annually. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally three to five years, and are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable.

i) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives (generally, the life of the lease for leasehold improvements, three to five years for furniture and equipment and three to ten years for other property).

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

|  39

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

m) Stock-based Compensation. Stock-based compensation expense is recognized as part of underwriting, acquisition and insurance expenses over the requisite service period. Stock-based compensation expense, net of taxes, was $1.3 million in 2008, $2.9 million in 2007 and $1.8 million in 2006.

n) Foreign Currency Translation. The functional currencies of the Company’s foreign operations are the currencies in which the majority of their business is transacted. Assets and liabilities of foreign operations are translated into the United States Dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are included, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency, other than a functional currency, are included in net income (loss).

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss).

o) Derivative Financial Instruments. Derivative instruments, including derivative instruments resulting from hedging activities, are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. The changes in fair value of derivatives are recognized in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

The Company’s foreign currency forward contracts are designated and qualified as hedges of a net investment in a foreign operation. The effective portion of the change in fair value resulting from these hedges is reported in currency translation adjustments as part of other comprehensive income (loss). The ineffective portion of the change in fair value is recognized in earnings.

p) Comprehensive Income (Loss). Comprehensive income (loss) represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss), such as unrealized gains or losses on investments in fixed maturities and equity securities, foreign currency translation adjustments and changes in net actuarial pension loss.

40  |

1. Summary of Significant Accounting Policies (continued)

q) Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the year. Prior to the conversion of the Company’s convertible notes payable in December 2006, diluted net income per share reflected the application of the if-converted method as defined in Statement of Financial Accounting Standards (Statement) No. 128, Earnings Per Share.

r) Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Statement No. 141 (revised 2007) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of business combinations. For the Company, Statement No. 141 (revised 2007) applies prospectively to business combinations completed on or after January 1, 2009.

Effective January 1, 2008, the Company adopted Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits entities to choose to measure specified financial instruments and certain other eligible items at fair value, with changes in fair value recognized in earnings. The Company did not elect the fair value option for assets and liabilities currently held, and therefore, the adoption of this standard did not have an impact on its financial position, results of operations or cash flows.

Effective in the fourth quarter of 2008, the Company adopted Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements for derivative instruments and hedging activities currently accounted for in accordance with Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of Statement No. 161 did not have an impact on the Company’s financial position, results of operations or cash flows. The Company has included the disclosures required by Statement No. 161 in note 22.

In December 2008, the FASB issued FASB Staff Position (FSP) No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP No. 132(R)-1 expands disclosure requirements regarding the investment strategies, fair value measurements and concentrations of risk for plan assets of a defined benefit pension or other postretirement plan. FSP No. 132(R)-1 becomes effective for the Company in 2009. The Company does not expect the adoption of FSP No. 132(R)-1 to have an impact on its financial position, results of operations or cash flows.

|  41

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments

a) The following tables summarize the Company’s available-for-sale investments.

	December 31, 2008
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$821,082	$33,488	$(369)	$854,201
Obligations of states, municipalities and political subdivisions	1,909,522	14,114	(76,797)	1,846,839
Foreign governments	285,188	16,468	(97)	301,559
Public utilities	82,318	380	(2,677)	80,021
Convertibles and bonds with warrants	24,969	—	—	24,969
All other corporate bonds	1,599,292	21,935	(136,264)	1,484,963

Total fixed maturities	4,722,371	86,385	(216,204)	4,592,552
Equity securities:
Insurance companies, banks and trusts	308,019	173,913	(4,524)	477,408
Industrial, miscellaneous and all other	547,169	69,719	(20,527)	596,361

Total equity securities	855,188	243,632	(25,051)	1,073,769
Short-term investments	508,812	42	(20)	508,834

INVESTMENTS, AVAILABLE-FOR-SALE	$6,086,371	$330,059	$(241,275)	$6,175,155

	December 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,040,893	$14,941	$(3,136)	$1,052,698
Obligations of states, municipalities and political subdivisions	1,830,088	27,235	(7,000)	1,850,323
Foreign governments	232,971	6,168	(1,680)	237,459
Public utilities	115,617	1,599	(278)	116,938
All other corporate bonds	2,098,545	18,720	(50,933)	2,066,332

Total fixed maturities	5,318,114	68,663	(63,027)	5,323,750
Equity securities:
Insurance companies, banks and trusts	556,889	372,598	(46,997)	882,490
Industrial, miscellaneous and all other	697,377	291,208	(26,337)	962,248
Nonredeemable preferred stocks	9,000	324	—	9,324

Total equity securities	1,263,266	664,130	(73,334)	1,854,062
Short-term investments	51,552	—	—	51,552

INVESTMENTS, AVAILABLE-FOR-SALE	$6,632,932	$732,793	$(136,361)	$7,229,364

42  |

2. Investments (continued)

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2008
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$49,199	$(334)	$12,933	$(35)	$62,132	$(369)
Obligations of states, municipalities and political subdivisions	811,255	(32,860)	431,826	(43,937)	1,243,081	(76,797)
Foreign governments	20,380	(97)	—	—	20,380	(97)
Public utilities	44,926	(2,677)	—	—	44,926	(2,677)
All other corporate bonds	584,154	(64,156)	458,894	(72,108)	1,043,048	(136,264)

Total fixed maturities	1,509,914	(100,124)	903,653	(116,080)	2,413,567	(216,204)
Equity securities:
Insurance companies, banks and trusts	23,386	(4,524)	—	—	23,386	(4,524)
Industrial, miscellaneous and all other	129,974	(19,268)	21,761	(1,259)	151,735	(20,527)

Total equity securities	153,360	(23,792)	21,761	(1,259)	175,121	(25,051)
Short-term investments	34,690	(20)	—	—	34,690	(20)

TOTAL	$1,697,964	$(123,936)	$925,414	$(117,339)	$2,623,378	$(241,275)

At December 31, 2008, the Company held 606 securities with a total estimated fair value of $2.6 billion and gross unrealized losses of $241.3 million. Of these 606 securities, 232 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $925.4 million and gross unrealized losses of $117.3 million. Of these securities, 230 securities were fixed maturities where the Company expects to receive all interest and principal payments when contractually due and two were equity securities. Both of these equity securities had a fair value in excess of 90% of their cost basis at December 31, 2008.

Gross unrealized losses on fixed maturities, which have been impacted by the widening of credit spreads, were $216.2 million at December 31, 2008. The market disruptions during 2008 resulted in a lack of liquidity within the credit markets, which increased credit risk in the financial markets and resulted in the widening of credit spreads.

All securities with unrealized losses at December 31, 2008 were reviewed, and the Company believes that there were no indications of declines in the estimated fair value of these securities that were considered to be other-than-temporary. The Company considered many factors in completing its review, including its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For fixed maturities, the Company also considered the implied yield-to-maturity, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due.

|  43

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. A decline in fair value that is considered to be other-than-temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. Risks and uncertainties are inherent in the Company’s other-than-temporary decline in fair value assessment methodology. The risks and uncertainties include, but are not limited to, incorrect or overly optimistic assumptions about the financial condition, liquidity or near-term prospects of an issuer, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings. Changes in any of these assumptions could result in charges to earnings in future periods.

	December 31, 2007
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

c) The amortized cost and estimated fair value of fixed maturities at December 31, 2008 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$159,807	$159,918
Due after one year through five years	1,123,283	1,089,937
Due after five years through ten years	1,490,132	1,452,739
Due after ten years	1,949,149	1,889,958

TOTAL	$4,722,371	$4,592,552

44  |

2. Investments (continued)

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

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Interest:
Municipal bonds (tax-exempt)	$80,975	$73,942	$68,521
Taxable bonds	170,400	179,372	160,890
Short-term investments, including overnight deposits	18,979	27,630	24,899
Dividends on equity securities	35,048	33,902	25,892
Income from investments in affiliates	2,726	5,069	5,439
Change in fair value of credit default swap	(13,698)	(3,115)	—
Other	(1,903)	(601)	(5,526)

	292,527	316,199	280,115
Less investment expenses	8,789	9,741	9,099

NET INVESTMENT INCOME	$283,738	$306,458	$271,016

e) The following table presents realized investment gains (losses) and the change in unrealized holding gains.

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Realized gains:
Sales of fixed maturities	$9,647	$7,143	$18,077
Sales of equity securities	64,709	82,306	69,497
Other	1,267	2,102	—

Total realized gains	75,623	91,551	87,574

Realized losses:
Sales of fixed maturities	(102,925)	(7,057)	(13,728)
Sales of equity securities	(39,827)	(516)	(3,795)
Other-than-temporary impairments	(339,164)	(19,841)	(4,501)
Other	(1,301)	(4,633)	(1,942)

Total realized losses	(483,217)	(32,047)	(23,966)

NET REALIZED INVESTMENT GAINS (LOSSES)	$(407,594)	$59,504	$63,608

Change in unrealized holding gains:
Fixed maturities	$(135,455)	$1,053	$(22,549)
Equity securities	(372,215)	(116,132)	268,662
Short-term investments	22	—	—

NET INCREASE (DECREASE)	$(507,648)	$(115,079)	$246,113

In 2008, net realized investment losses included $339.2 million of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment losses for 2008 included write downs for 52 equity securities, two nonredeemable preferred stocks and 15 fixed maturities.

|  45

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

Approximately 23% of the write downs during 2008 were due to the determination that the Company no longer had the intent to hold these securities until they fully recovered in value as it began selling a portion of the securities in order to allocate capital to other securities with greater potential for long-term investment returns. The remainder of the write downs related to securities that had other indications of other-than-temporary impairment. The most significant write downs of equity securities during 2008 related to the Company’s investments in General Electric Company, Citigroup Inc., Bank of America Corporation and International Game Technology, for which the Company had write downs of $64.9 million, $37.6 million, $23.4 million and $21.7 million, respectively. The General Electric Company, Bank of America Corporation and International Game Technology securities had significant declines in fair value that the Company believed were unlikely to recover in the near term. As a result, the decline in fair value for these securities was deemed other-than-temporary and was charged to earnings. During the first quarter of 2008, the Company sold a portion of its holdings in Citigroup Inc. and, as a result, determined that it no longer had the intent to hold this investment until it fully recovered its value. The two nonredeemable preferred stock write downs related to the Company’s holdings in Fannie Mae and Freddie Mac and totaled $9.0 million. The most significant write downs of fixed maturities related to the Company’s investments in Morgan Stanley and Kaupthing Bank, an Icelandic financial institution, for which the Company had write downs of $18.4 million and $12.1 million, respectively. During the third quarter of 2008, the Company sold a portion of its holdings in Morgan Stanley and, as a result, determined that it no longer had the intent to hold this investment until it fully recovered its value. The write down on Kaupthing Bank was made because the Company believed it would not receive all interest and principal payments when due. The eight investments discussed above represent 55% of the total write down for other-than-temporary declines in the estimated fair value of investments during 2008.

Net realized investment gains included $19.8 million and $4.5 million of write downs for other-than-temporary declines in the estimated fair value of investments for the years ended December 31, 2007 and 2006, respectively.

f) The Company had $1.3 billion and $1.6 billion of investments and cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of default by the Company on its obligations at December 31, 2008 and 2007, respectively. These invested assets and the related liabilities are included on the Company’s consolidated balance sheet. The following discussion provides additional detail regarding irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company’s United States insurance companies had invested assets with a carrying value of $39.6 million and $39.0 million on deposit with state regulatory authorities at December 31, 2008 and 2007, respectively.

Invested assets with a carrying value of $5.1 million and $6.0 million at December 31, 2008 and 2007, respectively, were held in trust for the benefit of cedents of the Company’s United States insurance companies.

Invested assets with a carrying value of $81.2 million and $92.7 million at December 31, 2008 and 2007, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL’s accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $30.6 million and $29.7 million at December 31, 2008 and 2007, respectively, were held in trust for the benefit of MIICL’s United States surplus lines policyholders.

46  |

2. Investments (continued)

Invested assets with a carrying value of $1.8 million and $39.0 million at December 31, 2008 and 2007, respectively, were held in trust for the benefit of MIICL’s Canadian cedents.

Banks have issued irrevocable undrawn letters of credit supporting the Company’s contingent liabilities related to certain reinsurance business written in the United States by MIICL. The Company had deposited invested assets with a carrying value of $29.9 million and $31.0 million at December 31, 2008 and 2007, respectively, as collateral against these letters of credit.

The Company had deposited $212.1 million and $302.2 million of invested assets with Lloyd’s to support its underwriting activities at December 31, 2008 and 2007, respectively. In addition, the Company had invested assets with a carrying value of $894.7 million and $983.0 million at December 31, 2008 and 2007, respectively, held in trust for the benefit of syndicate policyholders.

In accordance with the terms of its credit default swap agreement, the Company had $37.3 million and $53.2 million of invested assets on deposit at December 31, 2008 and 2007, respectively.

g) At December 31, 2008, investments in U.S. Treasury securities and obligations of U.S. government agencies were the only investments in any one issuer that exceeded 10% of shareholders’ equity. At December 31, 2007, the only investment in any one issuer that exceeded 10% of shareholders’ equity, excluding investments in U.S. Treasury securities and obligations of U.S. government agencies, was the Company’s investment in Berkshire Hathaway Inc., which had a fair value of $291.2 million.

3. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2008	2007
Amounts receivable from agents, brokers and insureds	$208,329	$237,017
Less allowance for doubtful receivables	6,955	7,508

	201,374	229,509
Employee stock loans receivable (see note 12)	16,903	18,229
Loan participations (see note 16)	25,099	18,742
Other	27,691	29,815

RECEIVABLES	$271,067	$296,295

Amounts receivable from agents, brokers and insureds included $27.1 million and $23.6 million of accrued premium income at December 31, 2008 and 2007, respectively. Accrued premium income represents the difference between estimated cumulative ultimate gross written premiums and cumulative billed premiums. This timing difference arises because producers have obligated the Company to provide coverage but have not yet reported final policy information.

4. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Balance, beginning of year	$202,291	$218,392	$212,329
Policy acquisition costs deferred	487,990	501,702	538,640
Amortization of policy acquisition costs	(506,526)	(517,803)	(532,577)

DEFERRED POLICY ACQUISITION COSTS	$183,755	$202,291	$218,392

|  47

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Deferred Policy Acquisition Costs (continued)

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Amortization of policy acquisition costs	$506,526	$517,803	$532,577
Other operating expenses	232,020	238,896	235,276

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES	$738,546	$756,699	$767,853

5. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2008	2007
Land	$18,262	$18,262
Leasehold improvements	37,922	35,360
Furniture and equipment	82,119	67,569
Other	1,900	1,898

	140,203	123,089
Less accumulated depreciation and amortization	82,940	72,563

PROPERTY AND EQUIPMENT	$57,263	$50,526

Depreciation and amortization expense of property and equipment was $11.2 million, $10.3 million and $9.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company does not own any material properties as it leases substantially all of its facilities and certain furniture and equipment under operating leases.

6. Goodwill and Intangible Assets

The following table presents the components of goodwill and intangible assets.

	Intangible
(dollars in thousands)	Goodwill	Assets	Total
January 1, 2007	$339,717	$—	$339,717
Adjustment for adoption of FASB Interpretation No. 48 (see note 7)	(9,388)	—	(9,388)
Acquisitions	1,887	14,840	16,727
Amortization	—	(2,145)	(2,145)

December 31, 2007	332,216	12,695	344,911
Acquisitions	—	3,503	3,503
Amortization	—	(4,383)	(4,383)

December 31, 2008	$332,216	$11,815	$344,031

48  |

6. Goodwill and Intangible Assets (continued)

Goodwill is tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. There were no indications of goodwill impairment during 2008 or 2007.

The carrying amounts of goodwill by reporting unit at December 31, 2008 and 2007 were as follows: Excess and Surplus Lines, $81.8 million; Specialty Admitted, $1.9 million; and London Insurance Market, $248.5 million.

In April 2007, the Company acquired a wholesale insurance broker that markets and underwrites social services insurance programs for a combination of cash and common stock. In connection with this acquisition, the Company recognized goodwill of $1.9 million and intangible assets of $8.8 million. Results attributable to this acquisition are included in the Specialty Admitted segment.

In June 2007, the Company acquired a managing general agent that markets and underwrites errors and omissions insurance products. In connection with this acquisition, the Company recognized intangible assets of $6.0 million. Results attributable to this acquisition are included in the Excess and Surplus Lines segment.

In April 2008, the Company acquired a managing general agent that markets and underwrites commercial auto and general liability coverages for garage and related businesses. In connection with this acquisition, the Company recognized intangible assets of $3.0 million. Results attributable to this acquisition are included in the Specialty Admitted segment.

7. Income Taxes

Income (loss) before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Domestic	$(101,699)	$436,392	$466,750
Foreign	(59,317)	135,566	86,651

INCOME (LOSS) BEFORE INCOME TAXES	$(161,016)	$571,958	$553,401

Income tax expense (benefit) includes the following components.

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Current:
Federal – domestic operations	$(1,895)	$130,624	$130,180
Federal – foreign operations	63	3,730	158

Total current tax expense (benefit)	(1,832)	134,354	130,338

Deferred:
Federal–domestic operations	(82,202)	(1,984)	6,741
Federal–foreign operations	34,200	39,331	(1,930)
Foreign–foreign operations	(52,415)	(5,412)	25,750

Total deferred tax expense (benefit)	(100,417)	31,935	30,561

INCOME TAX EXPENSE (BENEFIT)	$(102,249)	$166,289	$160,899

|  49

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

In 2008, income tax benefit included a benefit from interest and penalties of $3.5 million. In 2007, income tax expense included interest and penalties of $3.8 million. At December 31, 2008 and 2007, other liabilities on the consolidated balance sheets included $3.6 million and $7.1 million, respectively, for potential payment of interest and penalties.

In general, the Company is not subject to state income taxation; therefore, state income tax expense is not material to the consolidated financial statements.

The Company made income tax payments of $29.0 million, $137.8 million and $145.6 million in 2008, 2007 and 2006, respectively. Income taxes receivable was $33.5 million at December 31, 2008 and was included in other assets on the consolidated balance sheet. The income tax receivable at December 31, 2008 was due in part to the carryback of $93.2 million of capital losses generated during the year as a result of sales of equity securities and fixed maturities that had tax bases in excess of fair value on the dates of sale. Income taxes payable was $5.9 million at December 31, 2007 and was included in other liabilities on the consolidated balance sheet.

Reconciliations of the United States corporate income tax rate to the effective tax rate on income (loss) before income taxes are presented in the following table.

	Years Ended December 31,
	2008	2007	2006
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	18	(5)	(5)
Uncertain tax positions	(6)	—	—
Tax credits	18	—	—
Other	(1)	(1)	(1)

EFFECTIVE TAX RATE	64%	29%	29%

50  |

7. Income Taxes (continued)

Substantially all of the Company’s continuing international operations are taxed directly or indirectly by both the United States and United Kingdom. However, subject to certain limitations, the United States allows a credit against its tax for any United Kingdom tax generated by Markel International.

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2008	2007
Assets:
Differences between financial reporting and tax bases	$79,766	$111,849
Unpaid losses and loss adjustment expenses not yet deductible for income tax purposes	139,765	135,343
Unearned premiums recognized for income tax purposes	44,541	49,080
Other-than-temporary impairments not yet deductible for income tax purposes	94,458	16,309
Net operating loss carryforwards	170,666	122,470
Domestic asset on future foreign taxable items	8,436	77,323
Tax credit carryforwards	27,916	—

Total gross deferred tax assets	565,548	512,374
Less valuation allowance	(6,607)	(6,607)

Total gross deferred tax assets, net of allowance	558,941	505,767

Liabilities:
Differences between financial reporting and tax bases	28,564	94,259
Deferred policy acquisition costs	54,336	60,263
Accumulated other comprehensive income items	6,509	192,065
Domestic liability on foreign tax losses	51,794	18,894
Domestic liability on future foreign deductible items	20,246	37,901
Domestic liability on undistributed earnings of foreign subsidiaries	28,488	23,281

Total gross deferred tax liabilities	189,937	426,663

NET DEFERRED TAX ASSET	$369,004	$79,104

Net deferred tax asset — foreign	182,476	102,676
Net deferred tax asset (liability)— domestic	186,528	(23,572)

NET DEFERRED TAX ASSET	$369,004	$79,104

The increase in the net deferred tax asset in 2008 was primarily due to an increase in the deferred tax asset arising from write downs for other-than-temporary declines in the estimated fair value of investments that are not currently deductible for tax purposes and a decrease in the deferred tax liability related to accumulated other comprehensive income items resulting from a decrease in net unrealized holding gains on investments during 2008. The net deferred tax asset at December 31, 2008 and 2007 is included in other assets on the consolidated balance sheets.

In December 2008, Markel Corporation received $110.0 million in distributions made by Markel International. In January 2009, Markel Corporation received an additional $101.7 million in distributions made by Markel International. Pursuant to Statement No. 109, Accounting for Income Taxes, approximately $46 million in foreign paid taxes became available for use by the Company as foreign tax credits as a result of these distributions. Of the approximately $46 million in foreign tax credits, approximately $20 million will be used with respect to the 2009 distribution and approximately $26 million will be available for the Company to carry forward. If unused, the credits available for carry forward will expire in 2019.

|  51

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

At December 31, 2008, the Company had net operating losses of $609.5 million. These losses can be carried forward indefinitely to offset future taxable income in the United Kingdom. Of the $609.5 million of net operating losses, $123.5 million also can be utilized to offset future United Kingdom income that is taxable in the United States. The Company’s ability to utilize these losses in the United States expires between the years 2018 and 2026.

The Company estimates that it will realize $189.9 million of the gross deferred tax assets, including net operating losses, recorded at December 31, 2008 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. The Company believes that it is more likely than not that it will realize $369.0 million of gross deferred tax assets, net of the valuation allowance, by generating future taxable income and by using prudent and feasible tax planning strategies if future taxable income is not sufficient. While management believes the valuation allowance at December 31, 2008 is adequate, changes in management’s estimate of future taxable income to be generated by its foreign subsidiaries, changes in the Company’s ability to use tax planning strategies or additional significant declines in the estimated fair value of investments could result in an increase in the valuation allowance through a charge to earnings.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result of adopting FIN 48, retained earnings increased $20.1 million; goodwill decreased $9.4 million, primarily related to the Company’s acquisition of Markel International; and common stock increased $2.8 million related to closed stock option plans and other capital transactions.

Upon acquiring Markel International in 2000, the Company established a $45.8 million valuation allowance, substantially all of which related to pre-acquisition losses at Markel Capital. A valuation allowance was considered necessary due to the uncertainty of realizing a future tax benefit on these losses. Since the acquisition, the valuation allowance was reduced $3.2 million as deferred tax assets established at that time were realized. Additionally, upon adoption of FIN 48 in 2007, the valuation allowance and the corresponding deferred tax asset related to Markel Capital’s net operating loss carryforwards were both decreased by $37.5 million. These reductions were offset in part by an increase of $1.5 million resulting from management’s determination in 2004 that it was more likely than not that some of the Company’s post-acquisition losses for its Bermuda-based subsidiary would not be realized.

At December 31, 2008, the Company had unrecognized tax benefits of $59.2 million. If recognized, $20.8 million of these tax benefits would decrease the annual effective tax rate and $38.4 million would decrease goodwill in the year those benefits are realized. The Company does not currently anticipate any significant changes in unrecognized tax benefits during 2009.

The following table presents a reconciliation of beginning and ending unrecognized tax benefits.

	Years Ended December 31,
(dollars in thousands)	2008	2007
Unrecognized Tax Benefits, Beginning of Year	$48,371	$45,757
Increases based upon tax positions taken during the current year	13,112	1,432
Increases for tax positions taken in prior years	—	1,835
Decreases for tax positions taken in prior years	—	(489)
Settlement with taxing authorities	—	(164)
Lapse of statute of limitations	(2,246)	—

UNRECOGNIZED TAX BENEFITS, END OF YEAR	$59,237	$48,371

52  |

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

The Company is subject to income tax in the United States and in foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2006.

8. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$4,452,655	$4,326,426	$4,039,377
Foreign currency movements, commutations and other	(192,838)	40,656	172,492

ADJUSTED NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	4,259,817	4,367,082	4,211,869

Incurred losses and loss adjustment expenses:
Current year	1,432,808	1,293,529	1,264,918
Prior years	(163,783)	(197,326)	(132,339)

TOTAL INCURRED LOSSES AND LOSS ADJUSTMENT EXPENSES	1,269,025	1,096,203	1,132,579

Payments:
Current year	310,953	226,861	208,310
Prior years	727,609	783,795	799,519

TOTAL PAYMENTS	1,038,562	1,010,656	1,007,829

Effect of foreign currency rate changes	(20,080)	1,166	1,207
Other	(4,719)	(1,140)	(11,400)

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	4,465,481	4,452,655	4,326,426

Reinsurance recoverable on unpaid losses	1,026,858	1,072,918	1,257,453

GROSS RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$5,492,339	$5,525,573	$5,583,879

Beginning of year net reserves for losses and loss adjustment expenses are adjusted, when applicable, for the impact of changes in foreign currency rates, commutations, acquisitions and dispositions. In 2008, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $195.7 million in foreign currency rates of exchange, most notably between the United States Dollar and the United Kingdom Sterling. In 2007, beginning of year net reserves for losses and loss adjustment expenses were increased by a movement of $49.6 million in foreign currency rates of exchange, most notably between the United States Dollar and the United Kingdom Sterling, which was offset in part by

|  53

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses (continued)

an $8.9 million decrease related to the completion of several reinsurance commutations. In 2006, beginning of year net reserves for losses and loss adjustment expenses were increased by a movement of $101.9 million in foreign currency rates of exchange, most notably between the United States Dollar and the United Kingdom Sterling, and a $51.8 million increase related to the completion of several reinsurance commutations.

Current year incurred losses and loss adjustment expenses for 2008 included $91.1 million of estimated net losses on Hurricanes Gustav and Ike (2008 Hurricanes).

The estimated net losses on the 2008 Hurricanes were net of estimated reinsurance recoverables of $58.6 million. Both the gross and net loss estimates on the 2008 Hurricanes represent the Company’s best estimate of losses based upon information currently available. The Company has used various loss estimation techniques to develop these estimates, including analyses of claims received to date and detailed policy level reviews. The Company’s estimates are dependent on broad assumptions about coverage, liability and reinsurance. While the Company believes that its reserves for the 2008 Hurricanes as of December 31, 2008 are adequate, the Company continues to closely monitor reported claims and will adjust the estimates of gross and net losses as new information becomes available. Accordingly, the Company’s actual ultimate net loss on the 2008 Hurricanes may differ materially from this estimate.

In 2008, incurred losses and loss adjustment expenses included $163.8 million of favorable development on prior years’ loss reserves, which was primarily due to $149.6 million of loss reserve redundancies experienced at the Markel Shand Professional/Products Liability unit and Markel International as actual claims reporting patterns on prior accident years have been more favorable than initially anticipated within the Company’s actuarial analyses. The favorable development on prior years’ loss reserves in 2008 was partially offset by $24.9 million of adverse development on prior years’ loss reserves on asbestos and environmental exposures and related reinsurance bad debt.

This year’s review of asbestos and environmental loss reserves was completed during the third quarter of 2008. In each of the past three years, the Company noted during its annual review of asbestos and environmental reserves that claims had been closed with total indemnity payments that were higher than had been anticipated. The higher than expected average severity on closed claims caused the Company’s actuaries to update their average severity assumptions for both open claims and claims incurred but not yet reported. As a result of the increases in severity in each of the past three years, the actuarial estimates of the ultimate liability for asbestos and environmental loss reserves were increased, and management increased prior years’ loss reserves for asbestos and environmental exposures accordingly.

In 2007, incurred losses and loss adjustment expenses included $197.3 million of favorable development on prior years’ loss reserves, which was primarily due to $166.6 million of loss reserve redundancies experienced at the Markel Shand Professional/Products Liability unit and Markel International as a result of the favorable insurance market conditions experienced from 2000 through 2004. The favorable development on prior years’ loss reserves in 2007 was partially offset by $34.0 million of adverse development on prior years’ loss reserves on asbestos and environmental exposures.

In 2006, incurred losses and loss adjustment expenses included $132.3 million of favorable development on prior years’ loss reserves, which was primarily due to $182.1 million of loss reserve redundancies experienced at the Markel Shand Professional/Products Liability unit as a result of favorable insurance market conditions. This favorable development on prior years’ loss reserves was partially offset by $61.1 million of adverse loss reserve development on Hurricanes Katrina, Rita and Wilma (2005 Hurricanes).

54  |

8. Unpaid Losses and Loss Adjustment Expenses (continued)

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

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market conditions, policy forms and exposures. Greater judgment may be required when new product lines are introduced or when there have been changes in claims handling practices, as the statistical data available may be insufficient. The Company’s estimates reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, law changes, general economic conditions and recent trends in these factors. In some of the Company’s markets, and where the Company acts as a reinsurer, the timing and amount of information reported about underlying claims are in the control of third parties. This can also affect estimates and require re-estimation as new information becomes available.

The Company believes the process of evaluating past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Management currently believes the Company’s gross and net reserves, including the reserves for environmental and asbestos exposures, are adequate. However, there is no precise method for evaluating the impact of any significant factor on the adequacy of reserves, and actual results will differ from original estimates.

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

|  55

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses (continued)

The following table provides a reconciliation of beginning and ending A&E reserves for losses and loss adjustment expenses, which are a component of consolidated unpaid losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$221,654	$214,439	$211,283
Commutations and other	(191)	(14,454)	13,399

ADJUSTED NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	221,463	199,985	224,682
Incurred losses and loss adjustment expenses	22,106	33,254	17,237
Payments	5,297	11,585	27,480

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	238,272	221,654	214,439

Reinsurance recoverable on unpaid losses	154,901	123,483	145,524

GROSS RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$393,173	$345,137	$359,963

Incurred losses and loss adjustment expenses for 2008, 2007 and 2006 were primarily due to adverse development of asbestos-related reserves. At December 31, 2008, asbestos-related reserves were $304.7 million and $168.2 million on a gross and net basis, respectively.

Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $129.4 million and $108.9 million, respectively, at December 31, 2008. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $331.7 million at December 31, 2008, which includes $56.9 million of litigation-related expense.

The Company’s reserves for losses and loss adjustment expenses related to A&E exposures represent management’s best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company’s statistical analysis of these reserves is reviewed by the Company’s independent actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company’s gross and net A&E reserves at December 31, 2008 are adequate.

9. Convertible Notes Payable

During 2001, the Company issued $408.0 million principal amount at maturity, $112.9 million net proceeds, of Liquid Yield Option™ Notes (LYONs). The LYONs were zero coupon senior notes issued at a price of $283.19 per LYON, representing a yield to maturity of 4.25%, with a stated maturity of June 5, 2031. Until their conversion in December 2006, the Company used the effective yield method to recognize the accretion of the discount from the issue price to the face amount of the LYONs at maturity. In 2006, the accretion of the discount was included in interest expense. Upon conversion of the LYONs, the Company issued approximately 335,000 shares of common stock.

56  |

10.	Senior Long-Term Debt

The following table summarizes the Company’s senior long-term debt.

	December 31,
(dollars in thousands)	2008	2007
Unsecured borrowings under $375 million revolving credit facility, at 3.82% at December 31, 2008, expires December 31, 2010	$100,000	$—

7.00% unsecured senior notes, due May 15, 2008, interest payable semi-annually, net of unamortized discount of $371 in 2007	—	92,679

6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $1,121 in 2008 and $1,389 in 2007	245,544	245,276

7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $2,715 in 2008 and $2,821 in 2007	197,285	197,179

7.50% unsecured senior debentures, due August 22, 2046, interest payable quarterly, net of unamortized discount of $4,320 in 2008 and $4,436 in 2007	145,680	145,564

SENIOR LONG-TERM DEBT	$688,509	$680,698

The 7.00% unsecured senior notes matured on May 15, 2008 and were repaid for $93.1 million.

On August 22, 2006, the Company issued $150 million of 7.50% unsecured senior debentures due August 22, 2046. Net proceeds to the Company were $145.4 million and a portion was used to retire the Junior Subordinated Deferrable Interest Debentures on January 2, 2007.

The Company maintains a revolving credit facility that provides $375 million of capacity for working capital and other general corporate purposes and expires December 2010. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.125% at December 31, 2008) on the unused portion of the facility based on the Company’s debt to total capital ratio as calculated under the agreement. In February 2009, the Company repaid the outstanding balance under its revolving credit facility.

At December 31, 2008, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company is not in compliance with its covenants, the Company’s access to the credit facility could be restricted. While the Company believes this to be unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity.

The Company’s unsecured senior notes are not redeemable; however, the Company’s 7.50% unsecured senior debentures are redeemable by the Company at any time after August 22, 2011. None of the Company’s senior long-term debt is subject to any sinking fund requirements.

The estimated fair value based on quoted market prices of the Company’s senior long-term debt was approximately $620 million and $706 million at December 31, 2008 and 2007, respectively.

|  57

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Senior Long-Term Debt (continued)

The following table summarizes the future principal payments due at maturity on senior long-term debt as of December 31, 2008.

Years Ending December 31,	(dollars in thousands)
2009	$—
2010	100,000
2011	—
2012	—
2013	246,665
2014 and thereafter	350,000

TOTAL PRINCIPAL PAYMENTS	$696,665
Less unamortized discount	(8,156)

SENIOR LONG-TERM DEBT	$688,509

The Company paid $46.5 million, $55.1 million and $46.7 million in interest on its senior long-term debt during the years ended December 31, 2008, 2007 and 2006, respectively.

11. Junior Subordinated Deferrable Interest Debentures (8.71% Junior Subordinated Debentures)

On January 8, 1997, the Company arranged the sale of $150 million of Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities) issued under an Amended and Restated Declaration of Trust dated January 13, 1997 by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase the Company’s 8.71% Junior Subordinated Debentures due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997. The 8.71% Junior Subordinated Debentures were the sole assets of the Trust. In 2006, the Company repurchased $34.7 million principal amount of its 8.71% Junior Subordinated Debentures. The Company redeemed the remaining outstanding 8.71% Junior Subordinated Debentures for $111.0 million on January 2, 2007. The Company paid $10.6 million in interest on the 8.71% Junior Subordinated Debentures during the year ended December 31, 2006.

12. Shareholders’ Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,813,962 shares and 9,956,743 shares were issued and outstanding at December 31, 2008 and 2007, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at December 31, 2008 or 2007.

In August 2005, the Company’s Board of Directors approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. In 2008, the Company repurchased 152,100 shares of common stock at a cost of $60.2 million under the Program. Since the Program’s inception, the Company has repurchased 360,800 shares of common stock at a cost of $136.6 million.

58  |

12. Shareholders’ Equity (continued)

b) Net income (loss) per share is determined by dividing net income (loss) by the applicable weighted average shares outstanding.

(in thousands, except per share amounts)	Years Ended December 31,
	2008	2007	2006
Net income (loss) as reported	$(58,767)	$405,669	$392,502
Interest expense, net of tax, on convertible notes payable	—	—	2,489

Adjusted net income (loss)	$(58,767)	$405,669	$394,991

Basic common shares outstanding	9,876	9,961	9,709
Dilutive effect of convertible notes payable	—	—	303
Other dilutive potential common shares	—	20	12

Diluted shares outstanding	9,876	9,981	10,024

Basic net income (loss) per share	$(5.95)	$40.73	$40.43

Diluted net income (loss) per share	$(5.95)	$40.64	$39.40

Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options and restricted stock.

Diluted shares outstanding for 2008 excluded 15,376 dilutive potential shares. These shares were excluded due to their antidilutive effect as a result of the Company’s net loss for the year ended December 31, 2008.

c) The Company’s Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company’s common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan’s loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. The Company has authorized 100,000 shares for purchase under this plan, of which 78,134 and 89,977 shares were available for purchase at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $16.9 million and $18.2 million, respectively.

d) The Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan) provides for grants or awards of cash, restricted stock, restricted stock units, performance grants and other stock-based awards to employees and directors. The Omnibus Incentive Plan does not authorize grants of stock options. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee) and will terminate on March 5, 2013. At December 31, 2008, there were 139,517 shares reserved for issuance under the Omnibus Incentive Plan. Restricted Stock Units are awarded to certain associates and executive officers based upon meeting performance conditions determined by a subcommittee of the Compensation Committee. Awards granted to associates and executive officers vest at the end of the fifth year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company’s common stock for each vested Restricted Stock Unit. During 2008, the Company awarded 9,944 Restricted Stock Units to certain associates and executive officers. During 2008, the Company awarded 1,000 shares of restricted stock to its non-employee directors. The shares awarded to non-employee directors will vest in 2009.

|  59

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Shareholders’ Equity (continued)

The following table summarizes nonvested share-based awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards at January 1, 2008	29,132	$373.96
Granted	10,944	461.65
Vested	(7,721)	272.19
Forfeited	(6,786)	419.29

Nonvested awards at December 31, 2008	25,569	$337.89

The fair value of the Company’s share-based awards is determined based on the closing price of the Company’s common shares on the grant date. The weighted average grant-date fair value of the Company’s share-based awards granted in 2008, 2007 and 2006 was $461.65, $492.30 and $324.00, respectively. As of December 31, 2008, unrecognized compensation cost related to nonvested share-based awards was $5.3 million, which is expected to be recognized over a weighted average period of 3.4 years. The fair value of the Company’s share-based awards that vested during 2008, 2007 and 2006 was $2.1 million, $0.3 million and $0.4 million, respectively.

13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes net holding gains (losses) on investments arising during the period less reclassification adjustments for net gains (losses) included in net income (loss). Other comprehensive income (loss) also includes foreign currency translation adjustments and changes in net actuarial pension loss. The related tax expense (benefit) on net holding gains (losses) on investments arising during the period was $(320.3) million, $(18.6) million and $109.1 million for 2008, 2007 and 2006, respectively. The related tax expense (benefit) on the reclassification adjustments for net gains (losses) included in net income (loss) was $(142.6) million, $21.7 million and $22.9 million for 2008, 2007 and 2006, respectively. The related tax expense (benefit) on foreign currency translation adjustments was $(4.3) million, $2.0 million and $(0.9) million for 2008, 2007 and 2006, respectively. The related tax expense (benefit) on the change in net actuarial pension loss was $(3.6) million and $0.8 million for 2008 and 2007, respectively.

14. Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement No. 157, Fair Value Measurements. Statement No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosure requirements regarding the use of fair value measurements. The adoption of Statement No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 deferred the effective date of Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, until January 1, 2009. The adoption of FSP No. 157-2 did not have an impact on the Company’s financial position, results of operations or cash flows.

Statement No. 157 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in

60  |

14. Fair Value Measurements (continued)

which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.

Level 3 - Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement.

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

Investments available for sale. Investments available for sale are recorded at fair value on a recurring basis and include fixed maturities, equity securities and short-term investments. Short-term investments include certificates of deposit, commercial paper, discount notes and treasury bills with original maturities of one year or less. Fair value for investments available for sale is determined by the Company after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of the Company’s fixed maturities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

Fair value for investments available for sale is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices for fixed maturities, the fair value of fixed maturities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data described above. If there are no recent reported trades, the fair value of fixed maturities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate.

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

|  61

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Fair Value Measurements (continued)

Derivatives. Derivatives are recorded at fair value on a recurring basis and include a credit default swap. The fair value of the credit default swap is measured by the Company using a third party pricing model. See note 22 for a discussion of the valuation model for the credit default swap, including the key inputs and assumptions to the model. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap has been classified as Level 3 within the fair value hierarchy.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available for sale:
Fixed maturities	$—	$4,592,552	$—	$4,592,552
Equity securities	1,073,769	—	—	1,073,769
Short-term investments	468,008	40,826	—	508,834

Liabilities:
Derivatives	$—	$—	$29,964	$29,964

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	Derivatives
Beginning balance as of January 1, 2008	$33,141
Total net losses included in:
Net loss	13,698
Other comprehensive loss	—
Payments on credit default swap	(16,875)
Net transfers into (out of) Level 3	—

Ending balance as of December 31, 2008	$29,964

Net unrealized losses included in net loss for the period relating to liabilities held at December 31, 2008	$13,698	(1)

(1)	Included in net investment income in the consolidated statement of operations and comprehensive income (loss).

At December 31, 2008, the Company did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which were financial instruments whose valuations, in many cases, were significantly affected by the lack of market liquidity during 2008. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2008.

15. Reinsurance

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

62  |

15. Reinsurance (continued)

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2008 and 2007, balances recoverable from the Company’s ten largest reinsurers, by group, represented approximately 71% and 72%, respectively, of the reinsurance recoverable on paid and unpaid losses. At December 31, 2008, the Company’s largest reinsurance balance was due from the Munich Re Group and represented 16% of the reinsurance recoverable on paid and unpaid losses.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements.

The following table summarizes the Company’s reinsurance allowance for doubtful accounts.

(dollars in thousands)	Years Ended December 31,
	2008	2007	2006
REINSURANCE ALLOWANCE, BEGINNING OF YEAR	$167,465	$184,995	$194,337
Additions:
Charged to expense	2,634	—	214
Charged to other accounts	3,672	92	15,700

TOTAL REINSURANCE ALLOWANCE ADDITIONS	6,306	92	15,914

Deductions	17,889	17,622	25,256

REINSURANCE ALLOWANCE, END OF YEAR	$155,882	$167,465	$184,995

Management believes the Company’s reinsurance allowance for doubtful accounts is adequate at December 31, 2008; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges.

The following table summarizes the effect of reinsurance on premiums written and earned.

(dollars in thousands)	Years Ended December 31,
	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
Direct	$2,002,882	$2,088,824	$2,164,035	$2,248,385	$2,365,802	$2,374,250
Assumed	209,902	202,031	194,904	184,037	170,428	165,889
Ceded	(244,288)	(268,671)	(311,177)	(315,128)	(341,285)	(355,758)

NET PREMIUMS	$1,968,496	$2,022,184	$2,047,762	$2,117,294	$2,194,945	$2,184,381

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $226.7 million, $98.0 million and $67.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Ceded incurred losses and loss adjustment expenses in 2008 included ceded losses on the 2008 Hurricanes of $58.6 million.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 2008, 2007 and 2006 was approximately 10%, 9% and 8%, respectively.

|  63

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Commitments and Contingencies

a) The Company leases substantially all of its facilities and certain furniture and equipment under noncancelable operating leases with remaining terms up to approximately 12 years.

The following table summarizes the Company’s minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2008.

Years Ending December 31,	(dollars in thousands)
2009	$15,852
2010	15,705
2011	12,894
2012	10,788
2013	10,562
2014 and thereafter	39,148

TOTAL	$104,949

Rental expense for the years ended December 31, 2008, 2007 and 2006 was $20.2 million, $18.5 million and $15.5 million, respectively.

b) The Company had $25.1 million and $18.7 million of commercial loan participations outstanding with First Market Bank, an affiliate, at December 31, 2008 and 2007. In addition to these amounts outstanding, the Company had unfunded commitments to extend credit for commercial loans of $63.8 million and $55.5 million at December 31, 2008 and 2007, respectively. The funding of these commitments is contingent upon certain performance criteria being met by the borrowers and, as a result, does not necessarily represent amounts that will be funded by the Company in the future. The Company attempts to maintain an outstanding loan balance of less than $30.0 million at any point in time. The outstanding loan participations are included in receivables on the consolidated balance sheets.

c) Among the coverages written through the Markel Brokered Excess and Surplus Lines unit is a program covering financial institutions against defaults on second mortgages and home equity loans. The program was written through one managing general agent. The Company is in the process of winding down its participation in the program and has not accepted any new insureds since October 2008. In 2008, gross written premiums under the program were approximately $35 million and paid losses were approximately $29 million.

On February 10, 2009, Guaranty Bank, an insured under the program, filed a lawsuit against the Company’s subsidiary, Evanston Insurance Company, and the managing general agent, Universal Assurors Agency, Inc., in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges violations of the Wisconsin insurance code relating to Guaranty Bank’s policy, which has been in force since 2004, and seeks, among other things, the return of all premiums paid under the policy and a declaration requiring continued coverage of losses notwithstanding the claim for return of premiums paid. Premiums paid since inception under Guaranty Bank’s policy have been approximately $30 million and covered losses have been approximately $22 million. The policy insures a portfolio of loans totaling approximately $640 million, and the limit of the Company’s liability for additional losses with respect to the covered loans is estimated to be approximately $135 million. While the Company does not believe the plaintiff is entitled to the relief sought, it is still in the initial stages of evaluating the plaintiff’s claims and the outcome cannot be predicted at this time.

Other contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

64  |

17. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business. These transactions are at arm’s length and, except as disclosed in note 16(b), are immaterial to the Company’s consolidated financial statements.

18. Statutory Financial Information

a) The following table includes unaudited selected information for the Company’s wholly-owned domestic insurance subsidiaries as filed with state insurance regulatory authorities.

(dollars in thousands)	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$(8,019)	$287,520	$339,662

Statutory capital and surplus	$985,675	$1,283,860	$1,376,836

The laws of the domicile states of the Company’s domestic insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company’s domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2008, the Company’s domestic insurance subsidiaries could pay up to $99.6 million during the following 12 months under the ordinary dividend regulations.

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

The following table summarizes MIICL’s FSA Return net income and policyholders’ surplus.

(dollars in thousands)	Years Ended December 31,
	2008(1)	2007	2006
Net income (loss)	$(43,853)	$57,188	$51,343

Policyholders’ surplus	$260,872	$329,736	$312,073

(1)	Estimated and unaudited.

MIICL’s ability to pay dividends is limited by applicable FSA requirements, which require MIICL to give 14 days advance notice to the FSA of its intention to declare and pay a dividend. In addition, MIICL must comply with the United Kingdom Companies Act of 1985, which provides that dividends may only be paid out of distributable profits.

19. Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets.

All investing activities are included in the Investing segment. For purposes of segment reporting, the Other segment includes lines of business that have been discontinued in conjunction with an acquisition.

|  65

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Segment Reporting Disclosures (continued)

The Company considers many factors, including the nature of the underwriting units’ insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

For 2008, 23% of the Company’s gross written premiums related to foreign risks, of which 32% were from the United Kingdom. For 2007, 24% of the Company’s gross written premiums related to foreign risks, of which 33% were from the United Kingdom. For 2006, 22% of the Company’s gross written premiums related to foreign risks, of which 36% were from the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which gross written premiums were material. Gross written premiums are attributed to individual countries based upon location of risk.

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

	Year Ended December 31, 2008
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,163,992	$355,061	$693,138	$—	$593	$2,212,784
Net written premiums	1,028,816	321,109	617,946	—	625	1,968,496

Earned premiums	1,089,967	315,764	615,828	—	625	2,022,184
Losses and loss adjustment expenses	609,790	209,022	420,438	—	29,775	1,269,025
Amortization of policy acquisition costs	263,348	73,211	169,967	—	—	506,526
Other operating expenses	128,667	51,766	52,682	—	(1,095)	232,020

Underwriting profit (loss)	88,162	(18,235)	(27,259)	—	(28,055)	14,613

Net investment income	—	—	—	283,738	—	283,738
Net realized investment losses	—	—	—	(407,594)	—	(407,594)

Segment profit (loss)	$88,162	$(18,235)	$(27,259)	$(123,856)	$(28,055)	$(109,243)

Amortization of intangible assets						4,383
Interest expense						47,390

LOSS BEFORE INCOME TAXES						$(161,016)

U.S. GAAP combined ratio (1)	92%	106%	104%	—	NM (2)	99%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM— Ratio is not meaningful.

66  |

19. Segment Reporting Disclosures (continued)

	Year Ended December 31, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,316,691	$346,647	$693,197	$—	$2,404	$2,358,939
Net written premiums	1,121,373	322,461	601,976	—	1,952	2,047,762
Earned premiums	1,154,773	320,144	640,425	—	1,952	2,117,294
Losses and loss adjustment expenses	539,910	177,970	354,968	—	23,355	1,096,203
Amortization of policy acquisition costs	281,466	77,646	158,691	—	—	517,803
Other operating expenses	127,980	37,641	80,396	—	(7,121)	238,896

Underwriting profit (loss)	205,417	26,887	46,370	—	(14,282)	264,392

Net investment income	—	—	—	306,458	—	306,458
Net realized investment gains	—	—	—	59,504	—	59,504

Segment profit (loss)	$205,417	$26,887	$46,370	$365,962	$(14,282)	$630,354

Amortization of intangible assets						2,145
Interest expense						56,251

INCOME BEFORE INCOME TAXES						$571,958

U.S. GAAP combined ratio (1)	82%	92%	93%	—	NM (2)	88%

	Year Ended December 31, 2006
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$1,465,725	$340,483	$729,160	$—	$862	$2,536,230
Net written premiums	1,228,797	322,466	643,485	—	197	2,194,945
Earned premiums	1,242,184	317,401	624,599	—	197	2,184,381
Losses and loss adjustment expenses	538,943	180,556	391,395	—	21,685	1,132,579
Amortization of policy acquisition costs	308,518	76,153	147,906	—	—	532,577
Other operating expenses	115,408	32,596	85,322	—	1,950	235,276

Underwriting profit (loss)	279,315	28,096	(24)	—	(23,438)	283,949

Net investment income	—	—	—	271,016	—	271,016
Net realized investment gains	—	—	—	63,608	—	63,608

Segment profit (loss)	$279,315	$28,096	$(24)	$334,624	$(23,438)	$618,573

Interest expense						65,172

INCOME BEFORE INCOME TAXES						$553,401

U.S. GAAP combined ratio (1)	78%	91%	100%	—	NM (2)	87%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM—Ratio is not meaningful.

|  67

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Segment Reporting Disclosures (continued)

b) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2008
Excess and Surplus Lines	$99,497	$453,016	$2,694,659
Specialty Admitted	33,849	164,669	351,291
London Insurance Market	50,409	210,203	1,849,639
Other	—	—	596,750

TOTAL	$183,755	$827,888	$5,492,339

December 31, 2007
Excess and Surplus Lines	$111,075	$536,791	$2,614,817
Specialty Admitted	35,512	156,235	299,623
London Insurance Market	55,704	247,283	1,966,698
Other	—	—	644,435

TOTAL	$202,291	$940,309	$5,525,573

c) The following table summarizes segment earned premiums by major product grouping.

(dollars in thousands)	Property	Casualty	Professional/ Products Liability	Other	Consolidated
Year Ended December 31, 2008
Excess and Surplus Lines	$182,114	$326,260	$354,053	$227,540	$1,089,967
Specialty Admitted	140,650	131,716	—	43,398	315,764
London Insurance Market	204,722	48,713	243,050	119,343	615,828
Other	—	—	—	625	625

EARNED PREMIUMS	$527,486	$506,689	$597,103	$390,906	$2,022,184

Year Ended December 31, 2007
Excess and Surplus Lines	$168,461	$372,148	$356,822	$257,342	$1,154,773
Specialty Admitted	134,780	136,972	—	48,392	320,144
London Insurance Market	205,257	64,330	257,366	113,472	640,425
Other	—	—	—	1,952	1,952

EARNED PREMIUMS	$508,498	$573,450	$614,188	$421,158	$2,117,294

Year Ended December 31, 2006
Excess and Surplus Lines	$204,257	$404,861	$368,160	$264,906	$1,242,184
Specialty Admitted	127,725	137,755	—	51,921	317,401
London Insurance Market	218,493	61,344	242,257	102,505	624,599
Other	—	—	—	197	197

EARNED PREMIUMS	$550,475	$603,960	$610,417	$419,529	$2,184,381

The Company does not manage products at this level of aggregation. The Company offers over 100 major product lines and manages these products in logical groupings within each underwriting unit.

68  |

19. Segment Reporting Disclosures (continued)

d) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	December 31,
	2008	2007	2006
Segment Assets:
Investing	$6,908,456	$7,788,206	$7,535,295
Other	2,569,234	2,346,213	2,552,836

TOTAL ASSETS	$9,477,690	$10,134,419	$10,088,131

20. Employee Benefit Plans

a) The Company maintains a defined contribution plan for its United States employees, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The Company provides another defined contribution plan for Markel International employees. This plan is in line with local market terms and conditions of employment. Expenses relating to the Company’s defined contribution plans were $12.7 million, $11.5 million and $10.3 million in 2008, 2007 and 2006, respectively.

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

Markel Syndicate Management also provided certain Markel International employees with one of two defined benefit plans (Markel Syndicate Management Plans), which up until the Company’s withdrawal in 2008 were run in connection with the multi-employer Lloyd’s Superannuation Scheme (the Scheme). The Markel Syndicate Management Plans, which are closed to new participants, are similar in operation to the Terra Nova Pension Plan, although the benefit structure differs. In 2006, the Company gave notice to the trustees of the Scheme of its intent to withdraw. As a result, the Company established a liability of $7.7 million for its obligations under the Scheme. In November 2008, the Company successfully negotiated its withdrawal from the Scheme and, as part of the agreement, paid $9.5 million for its obligations under the Scheme. The payment resulted in the Company recognizing an additional expense of $1.8 million during 2008. In accordance with the terms of withdrawal, the Company’s obligations under the Markel Syndicate Management Plans and the associated plan assets were transferred into the Terra Nova Pension Plan. At the time of this transfer, the Company’s portion of the Scheme’s assets approximated its estimated projected benefit obligation. The Company’s contributions to the Scheme were $0.4 million, $0.4 million and $3.1 million in 2008, 2007 and 2006, respectively.

The Company adopted the recognition and disclosure provisions of Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. Statement No. 158 requires an employer to recognize the funded status of defined benefit and other postretirement plans as an asset or liability on the consolidated balance sheet. Funded status represents the difference between the fair value of plan assets and the projected benefit obligation. Changes in the net actuarial pension loss, net of taxes, are required to be recognized through other comprehensive income (loss) in the year in which the changes occur. Upon the adoption of Statement No. 158, the Company recorded a net actuarial pension loss, net of taxes, of $25.0 million direct change to accumulated other comprehensive income at December 31, 2006.

|  69

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Employee Benefit Plans (continued)

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized on the accompanying consolidated balance sheets of the Company.

	Years Ended December 31,
(dollars in thousands)	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$110,568	$104,356
Service cost	1,940	2,183
Interest cost	5,850	5,554
Participant contributions	140	133
Benefits paid	(2,649)	(2,537)
Actuarial gain	(8,904)	(1,230)
Effect of foreign currency rate changes	(30,408)	2,109
Transfer in of the Scheme’s projected benefit obligation	16,905	—

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$93,442	$110,568

Change in plan assets:
Fair value of plan assets at beginning of period	$102,936	$93,821
Actual gain (loss) on plan assets	(14,844)	6,541
Employer contributions	13,068	3,099
Participant contributions	140	133
Benefits paid	(2,649)	(2,537)
Effect of foreign currency rate changes	(29,492)	1,879
Transfer in of the Scheme’s assets	16,905	—

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$86,064	$102,936

Funded status of the plan	$(7,378)	$(7,632)

Net actuarial pension loss	46,473	36,103

TOTAL	$39,095	$28,471

Net actuarial pension loss is recognized as a component of accumulated other comprehensive income, net of a tax benefit of $16.3 million and $12.6 million in 2008 and 2007, respectively. The liability for pension benefits, or the funded status of the plan, is included in other liabilities on the consolidated balance sheets.

The following table summarizes the components of net periodic benefit cost and the weighted average assumptions for the Terra Nova Pension Plan.

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$1,940	$2,183	$1,931
Interest cost	5,850	5,554	4,342
Expected return on plan assets	(7,208)	(7,298)	(6,273)
Amortization of net actuarial pension loss	1,602	1,917	1,844

NET PERIODIC BENEFIT COST	$2,184	$2,356	$1,844

Weighted average assumptions as of December 31:
Discount rate	6.0%	5.8%	5.3%
Expected return on plan assets	7.2%	7.5%	7.5%
Rate of compensation increase	4.5%	5.3%	5.0%

70  |

20. Employee Benefit Plans (continued)

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

Management’s discount rate and rate of compensation increase assumptions at December 31, 2008 were used to calculate the Company’s projected benefit obligation. Management’s discount rate, expected return on plan assets and rate of compensation increase assumptions at December 31, 2007 were used to calculate the net periodic benefit cost for 2008. The Company estimates that net periodic benefit cost in 2009 will include an expense of $1.9 million resulting from the amortization of the net actuarial pension loss included as a component of accumulated other comprehensive income at December 31, 2008.

At December 31, 2008 and 2007, the fair value of plan assets exceeded the plan’s accumulated benefit obligation of $79.9 million and $92.7 million, respectively. The Company expects to make plan contributions of $3.9 million in 2009.

The Company’s target asset allocation for the plan is 73% to 77% equity securities and 23% to 27% fixed maturities. At December 31, 2008, the actual allocation of assets in the plan was 75% equity securities and 25% fixed maturities. At December 31, 2007, the actual allocation of plan assets was 85% equity securities and 15% fixed maturities.

Investments are managed by a third-party investment manager. Equity securities are invested in two index funds that are allocated 65% to shares of United Kingdom companies and 35% to companies in other markets. The primary objective of investing in this fund is to earn rates of return that are consistently in excess of inflation. Investing in equity securities, historically, has provided rates of return that are higher than investments in fixed maturities. As the Company’s obligations under this pension plan are expected to be paid out over a period in excess of thirty years, the Company primarily invests in equity securities. Fixed maturity investments are allocated between four index funds, two that include United Kingdom government securities, one that includes securities issued by other foreign governments and one that includes United Kingdom corporate securities. The assets in these funds are invested to meet the Company’s obligations for current pensioners and those individuals nearing retirement. The plan does not invest in the Company’s common shares.

The benefits expected to be paid in each year from 2009 to 2013 are $2.2 million, $2.2 million, $2.3 million, $2.3 million and $2.4 million, respectively. The aggregate benefits expected to be paid in the five years from 2014 to 2018 are $13.0 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2008 and include estimated future employee service.

|  71

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $217,994 in 2008 and $305,114 in 2007)	$212,592	$305,576
Equity securities (cost of $224,797 in 2008 and $311,264 in 2007)	264,429	362,344
Short-term investments (estimated fair value approximates cost)	119,995	—

TOTAL INVESTMENTS	597,016	667,920

Cash and cash equivalents	53,578	53,795
Investments in consolidated subsidiaries	2,173,009	2,680,491
Notes receivable from subsidiaries	27,429	33,129
Income taxes receivable	42,977	—
Net deferred tax asset	18,706	—
Other assets	63,036	36,280

TOTAL ASSETS	$2,975,751	$3,471,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Income taxes payable	$—	$1,595
Net deferred tax liability	—	36,593
Senior long-term debt	688,509	680,698
Other liabilities	106,568	111,567

TOTAL LIABILITIES	795,077	830,453

TOTAL SHAREHOLDERS’ EQUITY	2,180,674	2,641,162

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,975,751	$3,471,615

72  |

21. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME ( LOSS )

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
REVENUES
Net investment income	$5,432	$16,605	$5,709
Dividends on common stock of consolidated subsidiaries	246,346	362,388	215,171
Net realized investment gains (losses)	(125,324)	34,454	22,445
Other	2	3	2

TOTAL REVENUES	126,456	413,450	243,327

EXPENSES
Interest	47,357	56,233	65,146
Other	2,336	3,021	3,028

TOTAL EXPENSES	49,693	59,254	68,174

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME TAXES	76,763	354,196	175,153
Equity in undistributed earnings of consolidated subsidiaries	(218,823)	45,951	184,651
Income tax benefit	83,293	5,522	32,698

NET INCOME (LOSS )	$(58,767)	$405,669	$392,502

OTHER COMPREHENSIVE INCOME (LOSS )
Net unrealized gains (losses) on investments, net of taxes:
Net holding gains (losses) arising during the period	$(92,656)	$14,927	$34,104
Consolidated subsidiaries’ net holding gains (losses) arising during the period	(502,111)	(48,565)	168,476

	(594,767)	(33,638)	202,580

Less reclassification adjustments for net gains (losses) included in net income (loss)	81,403	(24,040)	(15,851)
Less consolidated subsidiaries’ reclassification adjustments for net gains (losses) included in net income (loss)	183,495	(16,283)	(26,756)

	264,898	(40,323)	(42,607)

Net unrealized gains (losses)	(329,869)	(73,961)	159,973

Currency translation adjustments, net of taxes	19,558	(1,973)	(1,887)
Consolidated subsidiaries’ currency translation adjustments, net of taxes	(27,451)	5,766	207
Change in net actuarial pension loss, net of taxes	726	(166)	—
Consolidated subsidiaries’ change in net actuarial pension loss, net of taxes	(7,466)	1,712	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(344,502)	(68,622)	158,293

COMPREHENSIVE INCOME (LOSS )	$(403,269)	$337,047	$550,795

|  73

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(58,767)	$405,669	$392,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities	239,739	(29,783)	(238,715)

NET CASH PROVIDED BY OPERATING ACTIVITIES	180,972	375,886	153,787

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	314,544	229,065	188,521
Proceeds from maturities, calls and prepayments of fixed maturities	19,253	24,749	5,139
Cost of fixed maturities and equity securities purchased	(286,766)	(556,475)	(272,585)
Net change in short-term investments	(119,698)	30,675	(10,720)
Decrease in notes receivable due from subsidiaries	5,700	—	—
Capital contributions to subsidiaries	(138,406)	—	(5,000)
Return of capital from subsidiaries	109,949	—	—
Acquisitions	—	(8,552)	—
Additions to property and equipment	(9,764)	(1,777)	(2,930)
Other	(22,350)	(977)	(3,290)

NET CASH USED BY INVESTING ACTIVITIES	(127,538)	(283,292)	(100,865)

FINANCING ACTIVITIES
Additions to senior long-term debt	100,000	—	145,402
Repayments and retirement of senior long-term debt	(93,050)	(73,032)	(4,549)
Retirement of Junior Subordinated Deferrable Interest Debentures	—	(111,012)	(36,421)
Repurchases of common stock	(60,601)	(24,210)	(45,880)
Other	—	—	(5)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(53,651)	(208,254)	58,547

Increase (decrease) in cash and cash equivalents	(217)	(115,660)	111,469
Cash and cash equivalents at beginning of year	53,795	169,455	57,986

CASH AND CASH EQUIVALENTS AT END OF YEAR	$53,578	$53,795	$169,455

74  |

22. Derivatives

In 2007, the Company entered into a credit default swap agreement, under which third party credit risk was transferred from a counterparty to the Company in exchange for $30.0 million. The Company entered into the credit default swap agreement for investment purposes. The initial notional amount of the credit default swap was $50.0 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap agreement also provides for a $10.0 million threshold, whereby the Company is not liable for the first $10.0 million of losses on the portfolio. Once the $10.0 million threshold is met, the Company is liable for a maximum of $50.0 million of losses. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value and any changes in fair value are recorded in net investment income. At December 31, 2008 and 2007, the credit default swap had a fair value of $30.0 million and $33.1 million, respectively. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income in 2008 and 2007 included adverse changes in the fair value of the credit default swap of $13.7 million and $3.1 million, respectively.

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

During the fourth quarter of 2008, the Company paid $8.3 million and $8.6 million to settle its obligations related to the Lehman Brothers and Washington Mutual credit events, respectively. In the case of Lehman Brothers, the aggregate loss was $18.3 million, and the Company paid the excess over the $10.0 million threshold. In the case of Washington Mutual, the Company paid the total amount of the loss. These payments reduced the Company’s liability related to its credit default swap; as a result, the notional amount for which the Company has exposure decreased to $33.1 million. See notes 2(f) and 14 for further discussion of the Company’s credit default swap.

The Company has foreign currency exchange rate risk associated with its assets and liabilities and manages this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, the Company periodically purchases foreign currency forward contracts. The Company’s forward contracts are designated as hedges of net investments in foreign operations and are recorded at fair value, with the changes in fair value recorded in currency translation adjustments as part of other comprehensive income (loss). Generally, the Company’s forward contracts have maturities of three months. At December 31, 2008, the Company held two contracts outstanding with an aggregate notional amount of $64.8 million and an unrealized gain of $0.9 million. At December 31, 2007, the Company held one contract outstanding with a notional amount of $19.6 million and an unrealized loss of $0.5 million. Realized gains on forward contracts were $1.4 million for 2008. There were no realized gains or losses on forward contracts in 2007.

The Company had no other material derivative instruments at December 31, 2008.

|  75

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48 related to accounting for uncertainty in income taxes on January 1, 2007. As discussed in note 20 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158 related to defined benefit pension and other postretirement plans as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Markel Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Richmond, Virginia

February 26, 2009

76  |

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited Markel Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

|  77

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

In our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia

February 26, 2009

78  |

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

Under the supervision and with the participation of management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the company’s internal control over financial reporting, which is included herein.

Alan I. Kirshner	Richard R. Whitt, III
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 26, 2009

|  79

Markel Corporation & Subsidiaries

QUARTERLY FINANCIAL INFORMATION

The following table presents the unaudited quarterly results of consolidated operations for 2008, 2007 and 2006.

	Quarters Ended
(dollars in thousands, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2008
Operating revenues	$520,124	$604,965	$415,616	$357,623
Income (loss) before income taxes	46,451	113,079	(238,927)	(81,619)
Net income (loss)	33,988	82,242	(142,287)	(32,710)
Comprehensive loss	(19,889)	(93,698)	(158,822)	(130,860)
Net income (loss) per share:
Basic	$3.42	$8.30	$(14.46)	$(3.33)
Diluted	3.41	8.29	(14.46)	(3.33)
Common stock price ranges:
High	$492.97	$458.31	$480.00	$392.38
Low	394.99	367.00	315.90	234.23

2007
Operating revenues	$618,941	$659,913	$619,455	$584,947
Income before income taxes	142,155	173,427	137,945	118,431
Net income	98,674	121,201	92,353	93,441
Comprehensive income	76,681	70,192	111,548	78,626
Net income per share:
Basic	$9.89	$12.17	$9.28	$9.38
Diluted	9.88	12.15	9.26	9.36
Common stock price ranges:
High	$505.89	$496.01	$521.99	$554.95
Low	461.17	454.83	457.50	456.01

2006
Operating revenues	$619,630	$614,788	$634,414	$650,173
Income before income taxes	111,000	132,087	144,626	165,688
Net income	76,590	90,432	104,098	121,382
Comprehensive income	45,094	31,776	236,987	236,938
Net income per share:
Basic	$7.87	$9.36	$10.77	$12.41
Diluted	7.67	9.11	10.47	12.17
Common stock price ranges:
High	$350.33	$361.99	$411.50	$494.00
Low	315.50	325.00	332.44	389.76

80  |

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $5.5 billion and reinsurance recoverable on unpaid losses of $1.0 billion at December 31, 2008 compared to $5.5 billion and $1.1 billion, respectively, at December 31, 2007. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.

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

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and case reserves from estimated ultimate losses. IBNR reserves were 61% of total unpaid losses and loss adjustment expenses at December 31, 2008 compared to 60% at December 31, 2007.

|  81

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

82  |

In establishing our liabilities for unpaid losses and loss adjustment expenses, our actuaries estimate an ultimate loss ratio, by accident year, for each of our over 100 major product lines with input from our underwriting and claims associates. In estimating an ultimate loss ratio for a particular line of business, our actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market conditions, policy forms and exposures. The actuarial methods we use include:

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

Each actuarial method has its own set of assumptions and its own strengths and limitations, with no one method being better than the others in all situations. For example, if a particular line of business has experienced significant changes in claims handling practices that would impact the comparability of case reserves between periods, we would make appropriate adjustments to the data and would give less credibility to the incurred loss development method. Our actuaries select the reserving methods that they believe will produce the most reliable estimate for the class of business being evaluated. Greater judgment may be required when we introduce new product lines or when there have been changes in claims handling practices, as the statistical data available may be insufficient. In these instances, we may rely upon assumptions applied to similar lines of business, rely more heavily on industry experience or take into account changes in underwriting guidelines and risk selection. For example, in 2007, we began offering a pet health product, which indemnifies the pet owner for medical expenses incurred as a result of injury or illness to their covered pet. This is a class of business that we had not previously underwritten. Given our limited historical experience with this program, we have relied more heavily on the program’s historical development patterns. For comparison and validation purposes, we also have compared these development

|  83

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

patterns to those in human healthcare products that offer similar types of coverage and benefits and have similar claims reporting trends. In the future, as we develop more experience with our pet health product, our actuarial methods may rely more on our historical experience.

A key assumption in most actuarial analyses is that past development patterns will repeat themselves in the future, absent a significant change in internal or external factors that influence the ultimate cost of our unpaid losses and loss adjustment expenses. Our estimates reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, law changes, general economic conditions and recent trends in these factors. Our actuarial analyses are based on statistical analysis, but also consist of reviewing internal factors that are difficult to analyze statistically, including underwriting and claims handling changes. In some of our markets, and where we act as a reinsurer, the timing and amount of information reported about underlying claims are in the control of third parties. This can also affect estimates and require re-estimation as new information becomes available.

As indicated above, we may use one or more actuarial reserving methods, which incorporate numerous underlying judgments and assumptions, to establish our estimate of ultimate loss reserves. While we use our best judgment in establishing our estimate for loss reserves, applying different assumptions and variables could lead to significantly different loss reserve estimates.

Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Loss frequency measures the number of claims per unit of insured exposure. When the number of newly reported claims is higher than anticipated, generally speaking, loss reserves are increased. Conversely, loss reserves are generally decreased when fewer claims are reported than expected. Loss severity measures the average size of a claim. When the average severity of reported claims is higher than originally estimated, loss reserves are typically increased. When the average claim size is lower than anticipated, loss reserves are typically decreased. For example, in each of the past three years, we have experienced redundancies on prior years’ loss reserves at the Markel Shand Professional/Products Liability unit as a result of decreases in loss severity, while over the same period of time we have experienced deficiencies on prior years’ loss reserves related to our asbestos and environmental exposures as a result of increases in loss frequency and severity.

Changes in prior years’ loss reserves, including the trends and factors that impacted loss reserve development, as well as the likelihood that such trends and factors could result in future loss reserve development, are discussed in further detail under “Results of Operations.”

Loss reserves are established for each of our product lines at management’s best estimate, which is generally higher than the corresponding actuarially calculated point estimate. The actuarial point estimate represents our actuaries’ estimate of the most likely amount that will ultimately be paid to settle the loss reserves we have recorded at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management’s perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors where management’s perspective may differ from that of the actuaries include: the credibility and timeliness of claims information received from third parties, economic and social inflation, judicial decisions, law changes, changes in underwriting or claims handling practices, general economic conditions, the risk of moral hazard and other current and developing trends within the insurance market, including the effects of competition. As a result, the actuarially calculated point estimates for each of our lines of business represent starting points for management’s quarterly review of loss reserves.

84  |

Management’s best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $381 million, or 9.3%, at December 31, 2008, compared to $314 million, or 7.6%, at December 31, 2007. In management’s opinion, the actuarially calculated point estimate generally underestimates both the ultimate favorable impact of a hard insurance market and the ultimate adverse impact of a soft insurance market. Therefore, the percentage by which management’s best estimate exceeds the actuarial point estimate will generally be higher during a soft market than during a hard market.

The difference between management’s best estimate and the actuarially calculated point estimate in both 2008 and 2007 is primarily associated with our long-tail business in the Excess and Surplus Lines and London Insurance Market segments. The increase in the difference from 2007 to 2008 was due in part to management attributing less credibility than our actuaries to favorable trends experienced in the London Insurance Market segment. During 2008, the actuarial point estimate of loss reserves in the London Insurance Market segment was reduced as a result of favorable loss reserve experience on recent accident years as actual incurred losses on reported claims have been less than we expected in our actuarial analyses. Given the long-tail and volatile nature of the business in the London Insurance Market segment, as well as past unfavorable development in this segment, management did not incorporate this favorable trend into its best estimate to the same extent as the actuaries. The increase in the difference from 2007 to 2008 was also due in part to management’s belief that the actuaries’ point estimate for the 2008 accident year does not fully reflect the impact of soft insurance market conditions or the current economic environment. During a recessionary environment, the frequency of insurance claims tends to increase. Similarly, the risk that an insured will intentionally cause or be indifferent to a loss increases during an economic downturn and the attention to loss prevention measures decreases. These subjective factors affect the development of losses and represent instances where management’s perspectives may differ from those of our actuaries.

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

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates, by segment, at December 31, 2008.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Excess and Surplus Lines	$2,251.7	$1,883.6	$2,354.7
Specialty Admitted	306.3	247.6	317.2
London Insurance Market	1,442.4	1,037.0	1,491.7
Other	465.1	243.6	834.9

(1)

Due to the actuarial methods used to determine the separate ranges for each segment of our business, it is not appropriate to aggregate the high or low ends of the separate ranges to determine the high and low ends of the actuarial range on a consolidated basis.

|  85

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Undue reliance should not be placed on these ranges of estimates as they are only one of many points of reference used by management to determine its best estimate of ultimate losses. Further, actuarial ranges may not be a true reflection of the potential variability between loss reserves estimated at the balance sheet date and the ultimate cost of settling claims. Actuarial ranges are developed based on known events as of the valuation date, while ultimate losses are subject to events and circumstances that are unknown as of the valuation date. For example, the Claims and Reserves table on page 105, which provides a summary of historical development between originally estimated loss reserves and ultimate claims costs, illustrates this potential variability, reflecting a cumulative deficiency in net reserves of 38% for the 2000 and prior accident years. A significant portion of the cumulative deficiency that occurred during those periods included adverse loss reserve development at Markel International, which we acquired in March 2000. Historically, we have experienced greater volatility on acquired books of business than on existing books of business. The increases in pre-acquisition loss reserves at Markel International were primarily associated with books of business that were not subject to our underwriting discipline and that subsequently experienced unfavorable loss development that exceeded our initial expectations. We believe that as a result of applying greater underwriting discipline, including improved risk selection and pricing, on the business written since acquisition, total recorded loss reserves at Markel International are unlikely to vary to the same degree as we have experienced on the 2000 and prior accident years.

We place less reliance on the range established for our Other segment than on the ranges established for our remaining three segments. The range established for our Other segment includes exposures related to acquired lines of business, many of which are no longer being written, that were not subject to our underwriting discipline and controls. Additionally, A&E exposures, which are subject to an uncertain and unfavorable legal environment, account for approximately 51% of the loss reserves considered in the range established for our Other segment.

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

86  |

Due to these uncertainties, it is not possible to estimate our ultimate liability for A&E exposures with the same degree of reliability as with other types of exposures. Future development will be affected by the factors mentioned above and could have a material effect on our results of operations, cash flows and financial position. As of December 31, 2008, our consolidated balance sheet included estimated net reserves for A&E losses and loss adjustment expenses of $238.3 million. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could be subject to increase in the future. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years.

Reinsurance Allowance for Doubtful Accounts

We evaluate and adjust reserves for uncollectible reinsurance based upon our collection experience, the financial condition of our reinsurers, collateral held and the development of our gross loss reserves. Our consolidated balance sheets at December 31, 2008 and 2007 included a reinsurance allowance for doubtful accounts of $155.9 million and $167.5 million, respectively.

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

Income Taxes and Uncertain Tax Positions

The preparation of our consolidated income tax provision, including the evaluation of tax positions we have taken or expect to take on our income tax returns, requires significant judgment. In evaluating our tax positions, we apply the standards required by Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective on January 1, 2007. In accordance with FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach, whereby the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement is recognized. The tax positions that we have taken or expect to take are based upon the application of tax laws and regulations, which are subject to interpretation, judgment and uncertainty. As a result, our actual liability for income taxes may differ significantly from our estimates.

|  87

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2008 and 2007, our net deferred tax asset was $369.0 million and $79.1 million, respectively. The net deferred tax asset included a valuation allowance of $6.6 million at both December 31, 2008 and 2007. The increase in the net deferred tax asset in 2008 was primarily due to an increase in the deferred tax asset arising from write downs for other-than-temporary declines in the estimated fair value of investments that are not currently deductible for tax purposes and a decrease in the deferred tax liability related to accumulated other comprehensive income items resulting from a decrease in net unrealized holding gains on investments during 2008. Additional declines in the estimated fair value of investments, if significant, may create deferred tax assets with uncertainty as to their realizability. Additionally, in evaluating our ability to realize the net deferred tax asset and the adequacy of the valuation allowance at December 31, 2008, we have made estimates regarding the future taxable income of our foreign subsidiaries and judgments about our ability to pursue prudent and feasible tax planning strategies. A change in any of these estimates and judgments could result in an increase in the valuation allowance through a charge to earnings. See note 7 of the notes to consolidated financial statements for further discussion of our consolidated income tax provision, uncertain tax positions, net operating losses and valuation allowance.

Goodwill

Our consolidated balance sheet as of December 31, 2008 included goodwill from acquired businesses of $332.2 million. This amount has been recorded as a result of prior business acquisitions accounted for under the purchase method of accounting. Goodwill is tested for impairment at least annually. We completed our annual test for impairment during the fourth quarter of 2008 based upon results of operations through September 30, 2008. There were no indications of goodwill impairment during 2008.

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

Investments

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost is deemed other-than-temporary. All securities with an unrealized loss are reviewed. A decline in fair value that is considered to be other-than-temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

Factors considered in determining whether a decline in value is considered to be other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For fixed maturities, we also consider the implied yield-to-maturity, the credit quality of the issuer and whether we believe we will be able to recover all amounts outstanding when contractually due.

Risks and uncertainties are inherent in our other-than-temporary decline in fair value assessment methodology. The risks and uncertainties include, but are not limited to, incorrect or overly optimistic assumptions about the financial condition, liquidity or near-term prospects of an issuer, inadequacy of any

88  |

underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings. Changes in any of these assumptions could result in charges to earnings in future periods.

Losses from write downs for other-than-temporary declines in the estimated fair value of investments, while potentially significant to net income (loss), do not have an impact on our financial position. Since our investment securities are considered available-for-sale and are recorded at estimated fair value, unrealized losses on investments are already included in accumulated other comprehensive income.

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

During 2008, our Excess and Surplus Lines segment was comprised of four underwriting units, our Specialty Admitted segment consisted of three underwriting units and our London Insurance Market segment was comprised of Markel International’s operations. In 2007 and 2006, our Excess and Surplus Lines segment was comprised of five underwriting units. In early 2008, we decided to close the Markel Re unit. Markel Re’s excess and umbrella program, casualty facultative placements and public entity business were transferred to the Markel Brokered Excess and Surplus Lines unit, while the alternative risk transfer programs were combined with the Markel Specialty Program Insurance unit. All business previously written by the Markel Re unit will continue to be included in the Excess and Surplus Lines segment’s results. In late 2008, we decided to close the Markel Global Marine and Energy unit and place those programs into run-off.

Historically, the underwriting units included in the Excess and Surplus Lines segment have principally been product-focused specialists servicing brokers, agents and insureds across the United States from their respective underwriting unit locations. During 2008, we announced a multi-year operational and information technology systems initiative, referred to as “One Markel.” Our overall goal for this initiative is to grow our business while maintaining our underwriting integrity, with unified systems greatly enhancing our ability to accomplish this goal. We believe this initiative will make doing business with us easier for our customers, streamline internal processes, reduce redundant technology and, over time, increase premium volume while reducing expenses. To accomplish these objectives, we are moving our business model to a customer-focused regional structure. In the new model, Markel underwriters with access to and expertise in all of our product offerings will be located closer to our producers. We also have completed a review of our existing technology and related systems infrastructure and have launched a systems implementation and integration project to develop common business applications that will better support our new business model. We opened a new regional office in Dallas, Texas, and this location began writing business in the fourth quarter of 2008. Additionally, during the first quarter of 2009, all of our underwriting units in the Excess and Surplus Lines segment began to transition to the regional office model.

|  89

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

We participate in the London Market through Markel International, which includes Markel Capital Limited and Markel International Insurance Company Limited (MIICL), wholly-owned subsidiaries. Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd’s, which is managed by Markel Syndicate Management Limited, a wholly-owned subsidiary. Our London Insurance Market segment writes specialty property, casualty, professional liability and marine insurance and reinsurance on a worldwide basis.

For purposes of segment reporting, the Other segment includes lines of business that have been discontinued in conjunction with an acquisition. This segment also includes development on asbestos and environmental loss reserves.

A favorable insurance market is commonly referred to as a “hard market” within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a “soft market.” The insurance industry experienced favorable conditions beginning in late 2000, which continued through 2003 for most product lines. During 2004, we continued to receive rate increases; however, the rate of increase slowed and, in certain lines, rates declined. In 2005, the industry showed continued signs of softening as competition became more intense. With the exception of rate increases on catastrophe-exposed business, we continued to experience increased competition throughout 2006 and 2007. In general, rates were lower in 2007 compared to 2006. Competition in the property and casualty insurance industry remained strong throughout 2008. We experienced further price deterioration in virtually all of our product areas as a result of intense competition, including the increased presence of standard insurance companies in our markets. During 2008, we experienced rate declines on renewal business in our casualty lines, where average rates were down approximately 5%, our professional liability and non-catastrophe-exposed property lines, where average rates were down 5% to 10%, and our catastrophe-exposed property lines, where average rate declines were in excess of 10%. However, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes during 2008, the rate of decline in prices has begun to slow. Beginning in late 2008, we experienced moderate price increases in several of our product areas, including our professional liability offerings such as architects and engineers, lawyers and employment practices liability. Many catastrophe-exposed property risks received rate increases ranging from 10% to 30% during the January 2009 renewals.

In late 2008, we reviewed the pricing for all of our major product lines, and we are aggressively pursuing price increases in many product areas. Since premiums for many of our product offerings are calculated based upon an insureds’ revenues, gross receipts or payroll, we believe that the current economic downturn could result in a decline in gross written premiums in 2009 even if we achieve price increases. If we are successful in implementing our targeted rate increases, the rate per unit of exposure will increase, and we would expect to see our underwriting margins improve.

In general, rates within the property and casualty insurance marketplace have declined to a greater extent than we have experienced and, in our opinion, are at levels that do not support our underwriting profit targets. When we believe the prevailing market price will not support our underwriting profit targets, the

90  |

business is not written. As a result of our underwriting discipline, gross premium volume has declined and, if the competitive environment does not improve, could decline further in the future.

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

Results of Operations

The following table compares the components of net income (loss).

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Underwriting profit	$14,613	$264,392	$283,949
Net investment income	283,738	306,458	271,016
Net realized investment gains (losses)	(407,594)	59,504	63,608
Amortization of intangible assets	(4,383)	(2,145)	—
Interest expense	(47,390)	(56,251)	(65,172)
Income tax benefit (expense)	102,249	(166,289)	(160,899)

NET INCOME (LOSS)	$(58,767)	$405,669	$392,502

Results for 2008 declined $464.4 million, or 114%, compared to 2007 due to less favorable underwriting and investment results, which were offset in part by an income tax benefit in 2008. The net loss for 2008 included $339.2 million of write downs for other-than-temporary declines in the estimated fair value of investments. The decline in underwriting results for 2008 was primarily attributable to a higher current accident year loss ratio in 2008 compared to 2007 due in part to $94.8 million of underwriting loss related to Hurricanes Gustav and Ike (2008 Hurricanes). Net income for 2007 increased $13.2 million, or 3%, compared to 2006 due to higher net investment income and lower interest expense, offset in part by lower underwriting profits. The components of net income (loss) are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

|  91

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table compares selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Gross premium volume	$2,212,784	$2,358,939	$2,536,230
Net written premiums	$1,968,496	$2,047,762	$2,194,945
Net retention	89%	87%	87%
Earned premiums	$2,022,184	$2,117,294	$2,184,381
Losses and loss adjustment expenses	$1,269,025	$1,096,203	$1,132,579
Underwriting, acquisition and insurance expenses	$738,546	$756,699	$767,853
Underwriting profit	$14,613	$264,392	$283,949

U.S. GAAP COMBINED RATIOS (1)
Excess and Surplus Lines	92%	82%	78%
Specialty Admitted	106%	92%	91%
London Insurance Market	104%	93%	100%
Other	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	99%	88%	87%

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

The 2008 combined ratio included $94.8 million, or 5 points, of underwriting loss related to the 2008 Hurricanes. This underwriting loss was comprised of $91.1 million of estimated net losses and loss adjustment expenses and $3.7 million of additional reinsurance costs. Aside from the impact of hurricane losses, the 2008 combined ratio increased from 2007 due to higher current accident year loss ratios across all of our segments. The 2007 combined ratio increased from 2006 due to a higher expense ratio, which was attributable to lower earned premiums in 2007.

We frequently review the modeling tools and the underwriting guidelines and procedures used to underwrite catastrophe-exposed business. Our corporate philosophy regarding the management of property catastrophe exposure is based upon three guiding principles for our catastrophe-exposed product lines. First, each product needs to produce sufficient underwriting profit so that it can absorb catastrophe losses and meet our return goals over a five-year period. Second, we want to limit our overall catastrophe exposure so that in an active catastrophe year, such as 2008, we would be able to absorb the catastrophe losses and still produce a consolidated underwriting profit. Third, given an extreme catastrophic event, we want to protect the financial strength of the company.

The hurricane losses we experienced during 2008 were within the limits of our risk appetite, which reflects our efforts to restructure our catastrophe-exposed classes of business following Hurricanes Katrina, Rita and Wilma (2005 Hurricanes) in 2005. We plan to institute stricter underwriting guidelines in 2009, including significantly increasing prices on catastrophe-exposed business. If we cannot achieve higher pricing, we will reduce our aggregate catastrophe exposure during 2009.

The 2008 combined ratio included $163.8 million of favorable development on prior years’ loss reserves compared to $197.3 million in 2007 and $132.3 million in 2006. The favorable development on prior years’ loss reserves in 2008 was primarily due to loss reserve redundancies of $91.3 million at the Markel Shand Professional/Products Liability unit and $58.3 million at Markel International. The favorable development on prior years’ loss reserves in 2007 was primarily due to loss reserve

92  |

redundancies of $117.2 million at the Markel Shand Professional/Products Liability unit and $49.4 million at Markel International. The favorable development on prior years’ losses in 2006 included loss reserve redundancies of $182.1 million at the Markel Shand Professional/Products Liability unit.

Over the past three years, we have experienced significant redundancies in prior years’ loss reserves on the 2002 to 2006 accident years. During 2008, we experienced redundancies on the 2007 accident year as well. The product lines that have produced these redundancies are primarily long-tail books of business that take many years to fully develop. The positive trend in these prior years’ loss reserves was partially the result of the more favorable rates and terms associated with the hard insurance market that we experienced from 2000 through 2004. Although the favorable rates and terms obtained during the hard insurance market created expectations of improved underwriting results, the full impact from this favorable environment could not be quantified when we initially established loss reserves for these years. Additionally, actual claims reporting patterns have been more favorable than we initially anticipated in our actuarial analyses.

In connection with our quarterly reviews of loss reserves, the actuarial methods we used have exhibited a favorable trend for the 2002 to 2007 accident years. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to our long-tail books of business at the Markel Shand Professional/Products Liability unit and Markel International, which developed more favorably than we had expected based upon our historical experience. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years have resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In each of the past three years, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, we gave greater credibility to the favorable trend. As a result, our actuaries reduced their estimates of ultimate losses, and management reduced prior years’ loss reserves accordingly.

While we believe it is possible that there will be additional redundancies on prior years’ loss reserves in 2009, we caution readers not to place undue reliance on this favorable trend. In 2004, we began to see a softening of the insurance market and experienced a slow down in the rate of increase in prices as a result of increased competition. Competition remained strong in 2005 and increased further from 2006 through 2008, resulting in deterioration in pricing in these years. Similar to the impact of the hardening of the insurance market that began in 2000, the impact of the softening insurance market on our underwriting results cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. This segment-based discussion is supplemented by a summary of prior years’ loss reserve development on page 97.

Excess and Surplus Lines Segment

The Excess and Surplus Lines segment’s combined ratio for 2008 was 92% (including 3 points of losses on the 2008 Hurricanes) compared to 82% in 2007 and 78% (including 1 point of losses on the 2005 Hurricanes) in 2006. The combined ratio increased in 2008 due to a higher current accident year loss ratio and lower favorable development of prior years’ loss reserves than in 2007. In addition to the effects of the 2008 Hurricanes, the higher current accident year loss ratio in 2008 was primarily attributable to soft insurance market conditions, which have resulted in price deterioration across most of our product lines,

|  93

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and increased claims costs. In 2007, the increase in the combined ratio was primarily due to a higher current accident year loss ratio than in 2006 resulting from price reductions and adverse loss experience at the Markel Re unit.

In 2008, the Excess and Surplus Lines segment’s results included $118.8 million of favorable development on prior years’ loss reserves compared to $154.0 million in 2007 and $160.1 million in 2006. In 2008, the decrease in favorable development on prior year’s loss reserves was primarily due to lower redundancies at the Markel Shand Professional/Products Liability unit and greater adverse loss reserve development at the Markel Re unit.

The favorable development of prior years’ loss reserves during 2008 included $91.3 million of redundancies at the Markel Shand Professional/Products Liability unit, of which $84.9 million was on the 2004 to 2007 accident years. The favorable development of prior years’ loss reserves during 2007 included $117.2 million of redundancies at the Markel Shand Professional/Products Liability unit, of which $107.6 million was on the 2002 to 2006 accident years. In 2008, these prior year loss reserve redundancies decreased from 2007 due to soft insurance market conditions, which resulted in a deterioration in pricing at this unit in recent years. The favorable development experienced in 2008 and 2007 on these predominantly long-tail books of business was primarily the result of lower loss severity than was originally anticipated. In 2008 and 2007, the product lines that produced the majority of the redundancy at this unit were the specified medical, medical malpractice and products liability programs. In 2008, the average claim severity estimate on the 2004 to 2007 accident years for these product lines declined by 17% compared to 2007. In 2007, the average claim severity estimate on the 2002 to 2006 accident years for these product lines declined by 12% compared to 2006. As a result of these decreases in severity, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

The favorable development of prior years’ loss reserves during 2008 also included $25.6 million of redundancies at the Markel Essex Excess and Surplus Lines unit, of which $21.6 million was on the 2005 to 2007 accident years. The favorable development of prior years’ loss reserves during 2007 included $33.7 million of redundancies at the Markel Essex Excess and Surplus Lines unit, of which

$32.3 million was on the 2003 to 2006 accident years. In 2008 and 2007, the favorable development on prior years’ loss reserves at the Markel Essex Excess and Surplus Lines unit was primarily within the casualty programs and resulted from better than expected case loss activity.

The adverse loss experience at Markel Re during 2008 and 2007 primarily resulted from higher than expected average claim frequency and severity on two general liability programs within the Specialized Markel Alternative Risk Transfer (SMART) division. Both of these programs were cancelled in the first quarter of 2007. In 2008, the Markel Re unit experienced $30.9 million of adverse development on prior years’ loss reserves, of which $27.9 million related to these two programs. This adverse development was primarily on the 2005 to 2007 accident years. In 2007, the Markel Re unit experienced $16.9 million of adverse development on prior years’ loss reserves, which primarily related to these two general liability programs. Prior to 2008, the majority of the open claims on these two programs were handled by a third-party administrator that was overseen by claims personnel at the Markel Re unit. During the second half of 2007, we began to transfer the handling of open claims from the third-party administrator to the Markel Re claims department. As part of this process, all transferred claims files were reviewed. This claim-by-claim review revealed that case reserve strengthening was necessary. As a result, during 2008, our actuaries revised their estimates of the ultimate losses on these programs and management increased prior years’ loss reserves accordingly.

94  |

Specialty Admitted Segment

The Specialty Admitted segment’s combined ratio for 2008 was 106% (including 5 points of losses on the 2008 Hurricanes) compared to 92% in 2007 and 91% in 2006. The combined ratio increased in 2008 due to a higher current accident year loss ratio and a higher expense ratio than in 2007. In addition to the effects of the 2008 Hurricanes, the higher current accident year loss ratio in 2008 was primarily attributable to a greater than expected incidence of high severity property losses at the Markel Specialty Program Insurance unit and to several large losses at the Markel Global Marine and Energy unit. The increase in the expense ratio for 2008 was primarily the result of lower earned premiums and higher policy acquisition costs compared to 2007. In 2007, a lower loss ratio was offset by a higher expense ratio as compared to 2006.

The Specialty Admitted segment’s results included $16.5 million of favorable development on prior years’ loss reserves in 2008 compared to $17.3 million and $12.8 million in 2007 and 2006, respectively. In 2008, $12.6 million of the favorable development on prior years’ loss reserves was on the 2006 and 2007 accident years. In 2007, $16.3 million of the favorable development on prior years’ loss reserves was on the 2006 accident year. In 2006, $8.5 million of the favorable development on prior years’ losses was on the 2005 accident year. The favorable development in each of the periods presented was primarily due to better than expected case loss activity. Over the past three years, the majority of the redundancy in this segment was attributable to the Markel Specialty Program Insurance unit.

London Insurance Market Segment

The London Insurance Market segment’s combined ratio for 2008 was 104% (including 8 points of losses on the 2008 Hurricanes) compared to 93% (including 1 point of losses on the 2005 Hurricanes) in 2007 and 100% (including 7 points of losses on the 2005 Hurricanes) in 2006. The combined ratio increased in 2008 primarily as a result of a higher current accident year loss ratio than in 2007. In addition to the effects of the 2008 Hurricanes, the higher current accident year loss ratio in 2008 was primarily due to soft insurance market conditions, which have resulted in price deterioration across all of the divisions at this unit, and adverse loss experience on certain classes of business. This adverse loss experience was most notable within the Professional and Financial Risks division on the medical malpractice and construction professionals classes. The improved underwriting performance for 2007 was primarily due to $49.4 million of favorable development on prior years’ loss reserves compared to $18.5 million of adverse development on prior years’ loss reserves during 2006. In 2007, the favorable development of prior years’ loss reserves was partially offset by a higher current accident year loss ratio due in part to softening insurance market conditions.

The London Insurance Market segment’s 2008 combined ratio included $58.3 million of favorable development on prior years’ loss reserves of which $36.5 million related to the professional liability programs at the Professional and Financial Risks and Retail divisions on the 2002 to 2005 accident years. This favorable development on prior years’ loss reserves was primarily due to the favorable rates and terms associated with the London market in those years. During 2008, actual incurred losses and loss adjustment expenses on reported claims for the 2002 to 2005 accident years at the Professional and Financial Risks and Retail divisions were $26.4 million less than we expected in our actuarial analyses. As a result of this favorable experience, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

In 2008, the London Insurance Market segment’s results included $28.9 million of adverse development on prior years’ loss reserves within the Professional and Financial Risks division on the 2006 and 2007 accident years related to our medical malpractice class. In late 2005, we began to write medical malpractice coverage for Italian hospitals. During 2008, losses on reported claims for this book of business were higher than expected. In addition to increased severity on reported claims, we experienced a higher than expected incidence of newly reported claims. As a result of the increase in

|  95

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

loss frequency and severity experienced during 2008 for this class, our actuaries increased their estimates of ultimate losses, and management increased prior years’ loss reserves accordingly. In late 2008, we ceased writing medical malpractice coverage at Markel International. This adverse experience on the 2006 and 2007 accident years was offset by favorable development on prior years’ loss reserves in other classes on the same accident years.

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

The Other segment produced an underwriting loss of $28.1 million in 2008 compared to an underwriting loss of $14.3 million in 2007 and $23.4 million in 2006. The underwriting losses in 2008, 2007 and 2006 included $24.9 million, $34.0 million and $16.7 million, respectively, of loss reserve development on asbestos and environmental exposures and related reinsurance bad debt. We increased asbestos and environmental reserves in each of these years following the completion of our annual review of these exposures. In 2007, the increase in loss reserves for asbestos and environmental exposures was partially offset by favorable development of loss reserves in other discontinued lines of business.

During the third quarter of each of the past three years, we completed an actuarial review of our asbestos and environmental exposures. In each of these years, we noted that claims had been closed with total indemnity payments that were higher than had been anticipated. The higher than expected average severity on closed claims caused our actuaries to update their average severity assumptions for both open claims and claims incurred but not yet reported. As a result of the increases in severity in each of the past three years, our actuarial estimates of the ultimate liability for asbestos and environmental loss reserves were increased, and management increased prior years’ loss reserves for asbestos and environmental exposures accordingly.

The need to increase asbestos and environmental loss reserves in each of the past three years demonstrates that these reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our asbestos and environmental reserves are not discounted to present value and are forecasted to pay out over the next

96  |

50 years. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future. See note 8 of the notes to consolidated financial statements for further discussion of our exposures to asbestos and environmental claims.

The following tables summarize the increases (decreases) in prior years’ loss reserves by segment, as discussed above.

	Year Ended December 31, 2008
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
Professional/Products Liability	$(91.3)	—	—	—	$(91.3)
Essex Excess and Surplus Lines	(25.6)	—	—	—	(25.6)
Markel Re	30.9	—	—	—	30.9
Specialty Program Insurance	—	(8.1)	—	—	(8.1)
Markel International	—	—	(58.3)	—	(58.3)
Asbestos exposures(1)	—	—	—	24.9	24.9
Net other prior years’ (redundancy) deficiency	(32.8)	(8.4)	—	4.9	(36.3)

INCREASE (DECREASE)	$(118.8)	(16.5)	(58.3)	29.8	$(163.8)

	Year Ended December 31, 2007
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
2005 Hurricanes	$5.4	0.1	4.8	—	$10.3
Professional/Products Liability	(117.2)	—	—	—	(117.2)
Essex Excess and Surplus Lines	(37.5)	—	—	—	(37.5)
Markel Re	16.9	—	—	—	16.9
Specialty Program Insurance	—	(10.7)	—	—	(10.7)
Markel International	—	—	(54.2)	—	(54.2)
Asbestos exposures	—	—	—	34.0	34.0
Net other prior years’ redundancy	(21.6)	(6.7)	—	(10.6)	(38.9)

INCREASE (DECREASE)	$(154.0)	(17.3)	(49.4)	23.4	$(197.3)

	Year Ended December 31, 2006
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Total
2005 Hurricanes	$16.5	0.8	43.8	—	$61.1
Professional/Products Liability	(182.1)	—	—	—	(182.1)
Markel International	—	—	(25.3)	—	(25.3)
Asbestos exposures(1)	—	—	—	16.7	16.7
Net other prior years’ (redundancy) deficiency	5.5	(13.6)	—	5.4	(2.7)

INCREASE (DECREASE)	$(160.1)	(12.8)	18.5	22.1	$(132.3)

(1)	Asbestos exposures include related allowances for reinsurance bad debt.

|  97

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Over the past three years, we have experienced favorable development on prior years’ loss reserves ranging from 3% to 5% of beginning of year net loss reserves. In 2008, we experienced favorable development of $163.8 million, or 4% of beginning of year net loss reserves, compared to $197.3 million, or 5% of beginning of year net loss reserves, in 2007 and $132.3 million, or 3% of beginning of year net loss reserves, in 2006.

In each of the past three years, we have experienced significant redundancies at the Markel Shand Professional/Products Liability unit as a result of lower than anticipated average claims severity. Also contributing to the favorable trend in prior years’ loss reserve movements are the improved underwriting results at Markel International as a result of the favorable rates and terms associated with the London market for the 2002 to 2005 accident years.

While we believe that it is possible that there will be additional reductions to prior years’ loss reserves in 2009 at the Markel Shand Professional/Products Liability unit, it is unlikely that redundancies would exceed 2008 levels due to the softening of the insurance market since 2004, which has resulted in a deterioration in pricing and a reduction in our premium volume at this unit. It is also reasonably likely that there could be additional reductions to prior years’ loss reserves at Markel International, where we believe that business written since 2002 is more likely to prove redundant than deficient.

It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the above favorable trends will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years’ loss reserves during 2009 would range from a redundancy of approximately 5%, or $225 million, to a deficiency of approximately 2%, or $75 million, of December 31, 2008 net loss reserves.

Premiums

The following table summarizes gross premium volume by segment.

GROSS PREMIUM VOLUME	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Excess and Surplus Lines	$1,163,992	$1,316,691	$1,465,725
Specialty Admitted	355,061	346,647	340,483
London Insurance Market	693,138	693,197	729,160
Other	593	2,404	862

TOTAL	$2,212,784	$2,358,939	$2,536,230

Excess and Surplus Lines segment gross premium volume decreased 12% in 2008 compared to 2007 and decreased 10% in 2007 compared to 2006. The decrease in both periods was primarily the result of increased competition across many of our product lines and our decision to exit a number of alternative risk transfer programs during 2007 that were previously underwritten by the Markel Re unit.

Specialty Admitted segment gross premium volume increased 2% in both 2008 and 2007. The increase in both periods was primarily due to business written at the Markel Global Marine and Energy unit, which completed its first full year of operations in 2007, offset in part by lower volume at the Markel Specialty Program Insurance unit.

Gross premium volume in the London Insurance Market segment in 2008 was relatively unchanged compared to 2007. In 2008, increased writings within our Professional and Financial Risks and Marine

98  |

and Energy divisions were offset by the effects of foreign currency exchange rate movements. Had currency exchange rates remained constant in 2008, gross written premiums would have increased 3% compared to 2007. London Insurance Market segment gross premium volume decreased 5% in 2007 compared to 2006. Had currency exchange rates remained constant in 2007, gross written premiums would have decreased 8% compared to 2006. This decrease was primarily the result of increased competition across many of our product lines, most notably our delegated authority accounts within the Non-Marine Property division and our professional indemnity accounts within the Professional and Financial Risks division.

The following table summarizes net written premiums by segment.

NET WRITTEN PREMIUMS	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Excess and Surplus Lines	$1,028,816	$1,121,373	$1,228,797
Specialty Admitted	321,109	322,461	322,466
London Insurance Market	617,946	601,976	643,485
Other	625	1,952	197

TOTAL	$1,968,496	$2,047,762	$2,194,945

Net retention of gross premium volume was 89% in 2008 compared to 87% in both 2007 and 2006. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume has increased over time, which is consistent with our strategy to retain more of our profitable business.

The following table summarizes earned premiums by segment.

EARNED PREMIUMS	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Excess and Surplus Lines	$1,089,967	$1,154,773	$1,242,184
Specialty Admitted	315,764	320,144	317,401
London Insurance Market	615,828	640,425	624,599
Other	625	1,952	197

TOTAL	$2,022,184	$2,117,294	$2,184,381

Excess and Surplus Lines earned premiums decreased 6% in 2008 and 7% in 2007. The decrease in both periods was a result of lower gross premium volume, most notably at the Markel Essex Excess and Surplus Lines and Markel Re units.

Specialty Admitted earned premiums decreased 1% in 2008, which was primarily due to lower earned premiums at the Markel Specialty Program Insurance unit as a result of lower gross premium volume. Specialty Admitted earned premiums increased 1% in 2007 due to higher earned premiums at the Markel Global Marine and Energy unit, which began writing business in the third quarter of 2006.

London Insurance Market earned premiums decreased 4% in 2008 due to the effects of foreign currency exchange rate movements. Had currency exchange rates remained constant in 2008, earned premiums would have increased 1% compared to 2007. London Insurance Market earned premiums

|  99

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increased 3% in 2007 due to a benefit from foreign currency exchange rate movements. Had currency exchange rates remained constant in 2007, earned premiums would have declined 1% as a result of lower gross premium volume compared to 2006.

Investing Results

Our business strategy recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. We believe it is important to evaluate investment performance by measuring total investment return. Total investment return includes items that impact net income (loss), such as net investment income and realized investment gains or losses, as well as changes in unrealized holding gains or losses, which do not impact net income (loss). We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next. Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

During 2008, our investment results were impacted by the considerable dislocation of global financial markets, which included the worst declines in the U.S. equity markets since the Great Depression. Over the past year, we reduced our exposure to equity securities and increased holdings of short-term investments and cash and cash equivalents. We also began to shift the allocation of our fixed maturity portfolio away from corporate bonds and towards government and municipal bonds. In addition, as bonds matured, we reinvested a portion of the proceeds in short-term investments. At December 31, 2008, equity securities represented 16% of our invested assets compared to 24% at December 31, 2007. Short-term investments and cash and cash equivalents represented 17% of our invested assets at December 31, 2008 compared to 7% at December 31, 2007. Corporate bonds represented 32% of our total fixed maturities at December 31, 2008 compared to 39% at December 31, 2007. Despite these measures, we did not fully anticipate the magnitude of the economic downturn and, during 2008, we produced a taxable equivalent total investment return of (9.6%) compared to 4.8% and 11.2% in 2007 and 2006, respectively.

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Net investment income	$283,738	$306,458	$271,016
Net realized investment gains (losses)	$(407,594)	$59,504	$63,608
Increase (decrease) in net unrealized holding gains	$(507,545)	$(114,239)	$246,113
Investment yield(1)	3.8%	4.0%	4.0%
Taxable equivalent total investment return, before foreign currency effect	(6.9%)	4.1%	9.6%
Taxable equivalent total investment return(2)	(9.6%)	4.8%	11.2%
Ending portfolio balance	$6,908,456	$7,788,206	$7,535,295

(1)	Investment yield reflects net investment income as a percentage of average invested assets.
(2)

Taxable equivalent total investment return includes net investment income, realized investment gains or losses, the change in fair value of the investment portfolio and the effect of foreign currency exchange rate movements during the period as a percentage of average invested assets. Tax-exempt interest and dividend payments are grossed up using the U.S. corporate tax rate to reflect an equivalent taxable yield.

100  |

Investments and cash and cash equivalents (invested assets) decreased 11% in 2008. The decrease in the investment portfolio in 2008 was primarily due to a decrease in net unrealized holding gains of $507.5 million and $407.6 million of realized investment losses, partially offset by cash flows from operations of $390.2 million. Invested assets grew 3% in 2007, which was primarily due to cash flows from operations of $499.4 million, partially offset by a decrease in net unrealized holding gains of $114.2 million.

Net investment income for 2008 decreased 7% compared to 2007. During 2008, investment yield declined due in part to lower current yields on the portfolio as we increased our allocation to short-term investments and cash and cash equivalents compared to 2007. In addition to this change in investment allocation, short-term interest rates decreased during 2008. Net investment income may continue to be impacted if short-term interest rates remain at current levels, or decline further, and we maintain or increase allocations to these liquid, short-duration holdings.

Net investment income in 2008 and 2007 included adverse changes in the fair value of our credit default swap of $13.7 million and $3.1 million, respectively. At December 31, 2008, the credit default swap had a fair value of $30.0 million.

During September 2008, we received notice of two credit events, as defined under the terms of the credit default swap agreement, with respect to the bankruptcies of Lehman Brothers Holdings Inc. (Lehman Brothers) and Washington Mutual, Inc. (Washington Mutual). During the fourth quarter of 2008, we paid the credit default counterparty $8.3 million and $8.6 million, respectively, to settle our obligations. As a result of these payments, the notional amount of the credit default swap decreased to $33.1 million, which represents our aggregate exposure to losses if specified credit events involving additional third parties occur. See note 22 of the notes to consolidated financial statements for further discussion of our credit default swap.

Net investment income increased 13% in 2007 compared to 2006. The increase in 2007 was due to higher average invested assets compared to 2006.

Net realized investment losses were $407.6 million in 2008 compared to net realized investment gains of $59.5 million and $63.6 million in 2007 and 2006, respectively. Net realized investment gains (losses) include both gains (losses) from sales of securities and losses from write downs for other-than-temporary declines in the estimated fair value of investments. In 2008, net realized investment losses included $339.2 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $19.8 million and $4.5 million in 2007 and 2006, respectively. In 2007 and 2006, net realized investment gains were primarily related to equity securities that were sold because of merger and acquisition activity by the underlying company or our decision to reallocate capital to other equity securities with greater potential for long-term investment returns.

Net realized investment losses included $142.8 million of realized losses from sales of fixed maturities and equity securities for the year ended December 31, 2008. Net realized investment gains included $7.6 million and $17.5 million of realized losses from sales of fixed maturities and equity securities for the years ended December 31, 2007 and 2006, respectively. Proceeds received on securities sold at a loss were $0.4 billion in 2008, $0.5 billion in 2007 and $0.9 billion in 2006.

Approximately 70% of the gross realized losses in 2008 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2008 included a $29.2 million loss on the sale of our equity holdings in LandAmerica Financial Group, Inc. and losses on the sales of our investments in fixed maturities issued by Lehman Brothers and Washington

|  101

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mutual of $40.9 million and $32.1 million, respectively. All three of these companies filed for bankruptcy during 2008. These losses were partially offset by a $34.6 million gain in 2008 on the sale of our holdings in Anheuser-Busch Companies, Inc., which we sold as a result of this company being acquired.

Gross realized losses in 2008 also included $339.2 million of write downs for other-than-temporary declines in the estimated fair value of investments. These write downs were made with respect to 52 equity securities, two nonredeemable preferred stocks and 15 fixed maturities. Approximately 23% of the write downs in 2008 were due to the determination that we no longer had the intent to hold these securities until they fully recovered in value as we began selling a portion of the securities in order to allocate capital to other securities with greater potential for long-term investment returns. The remainder of the write downs related to securities that had other indications of other-than-temporary impairment.

The most significant write downs of equity securities during 2008 related to our investments in General Electric Company, Citigroup Inc., Bank of America Corporation and International Game Technology, for which we had write downs of $64.9 million, $37.6 million, $23.4 million and $21.7 million, respectively. The General Electric Company, Bank of America Corporation and International Game Technology securities had significant declines in fair value that we believed were unlikely to recover in the near term. As a result, the decline in fair value for these securities was deemed other-than-temporary and was charged to earnings. During the first quarter of 2008, we sold a portion of our holdings in Citigroup Inc. and, as a result, we determined that we no longer had the intent to hold this investment until it fully recovered its value. The two nonredeemable preferred stock write downs related to our holdings in Fannie Mae and Freddie Mac and totaled $9.0 million. The most significant write downs of fixed maturities related to our investments in Morgan Stanley and Kaupthing Bank, an Icelandic financial institution, for which we had write downs of $18.4 million and $12.1 million, respectively. During the third quarter of 2008, we sold a portion of our holdings in Morgan Stanley and, as a result, we determined that we no longer had the intent to hold this investment until it fully recovered its value. The write down on Kaupthing Bank was made because we believed we would not receive all interest and principal payments when due. The eight investments discussed above represent 55% of the total write down for other-than-temporary declines in the estimated fair value of investments during 2008.

In 2007 and 2006, gross realized losses were recognized on equity securities that were sold to reallocate capital to other investments with greater potential for long-term investment returns. Additionally, our efforts to manage against interest rate volatility, maintain the duration of our portfolio and maintain high-credit quality investments resulted in the recognition of gross realized losses on fixed maturities.

Approximately 82% of the gross realized losses in 2007 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2007 included $19.8 million of write downs for other-than-temporary declines in the estimated fair value of two equity securities, neither of which had been in a continuous unrealized loss position for greater than one year. The most significant write down was for a financial guarantor where the value had declined as a result of concerns over its potential exposure to credit defaults.

Approximately 38% of the gross realized losses in 2006 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2006 included $4.5 million of write downs for other-than-temporary declines in the estimated fair value of two equity securities that had been in a continuous unrealized loss position for greater than one year. The most significant write down was for a real estate investment trust and investment bank where the value had declined as a result of the changing interest rate environment.

102  |

In 2008, net unrealized holding gains decreased $507.5 million primarily due to a decline in the fair value of both our fixed maturity and equity portfolios as a result of the ongoing disruptions in the financial markets. In 2007, net unrealized holding gains decreased $114.2 million due to a decline in the fair value of our equity portfolio. This decline was due in part to the reclassification of unrealized gains to realized gains as a result of sales of equity securities. The decline was also due to reductions in market valuations of companies with exposure to the disruption in the structured finance markets, such as banks, consumer lenders and financial guarantors. In 2006, net unrealized holding gains increased $246.1 million primarily due to the appreciation of our equity portfolio. This increase in fair value for equity securities was due in part to our focus on large cap value stocks, including our investment concentration in the property and casualty insurance industry discussed in more detail under “Market Risk Disclosures,” which after experiencing pricing pressure in 2005 produced favorable returns in 2006.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At December 31, 2008, we held securities with gross unrealized losses of $241.3 million, which was less than 4% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at December 31, 2008. However, given the volatility in the debt and equity markets, we caution readers that additional declines in fair value could be significant and may result in other-than-temporary impairment charges in future periods. See note 2(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

Other Expenses

Interest expense was $47.4 million in 2008 compared to $56.3 million in 2007 and $65.2 million in 2006. The decrease in 2008 was due to a decrease in average debt outstanding primarily as a result of the maturity of our 7.00% and 7.20% unsecured senior notes in May 2008 and August 2007, respectively. The decrease in 2007 was due to a decline in average debt outstanding during the year. We redeemed $106.4 million principal amount of our 8.71% Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) in January 2007, and our convertible notes payable were converted during 2006. Partially offsetting these decreases was interest associated with the issuance of $150 million of 7.50% unsecured senior debentures during 2006.

The income tax benefit in 2008 was 64% of our loss before income taxes. The rate of tax benefit is higher than that obtained by applying the statutory rate of 35% to loss before income taxes due to the additional tax benefits associated with favorable permanent differences, principally tax-exempt investment income and tax credits recognized during 2008. The effective tax rate was 29% in both 2007 and 2006. The effective tax rate in 2007 and 2006 differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

With few exceptions, we are no longer subject to income tax examination by tax authorities for years ended before January 1, 2006. See note 7 of the notes to consolidated financial statements for a discussion of factors affecting the realization of our gross deferred tax assets and unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our income tax returns.

|  103

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comprehensive Income (Loss)

Comprehensive loss was $403.3 million in 2008 compared to comprehensive income of $337.0 million and $550.8 million in 2007 and 2006, respectively. Comprehensive loss for 2008 included net unrealized losses on investments, net of taxes, of $329.9 million and net loss of $58.8 million. Comprehensive income for 2007 included net income of $405.7 million, partially offset by net unrealized losses on investments, net of taxes, of $74.0 million. Comprehensive income for 2006 included net income of $392.5 million and net unrealized gains on investments, net of taxes, of $160.0 million.

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the liability for losses and loss adjustment expenses at the end of 2003 for 2003 and all prior years, adjusted for commutations, acquisitions, dispositions, and other, was originally estimated to be $3,365.6 million. Five years later, as of December 31, 2008, this amount was re-estimated to be $3,372.1 million, of which $2,105.6 million had been paid, leaving a reserve of $1,266.5 million for losses and loss adjustment expenses for 2003 and prior years remaining unpaid as of December 31, 2008.

104  |

The following table represents the development of reserves for loss and loss adjustment expenses for the period 1998 through 2008.

(dollars in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Net reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$1,613.0	1,997.1	2,125.6	2,450.2	2,910.1	3,365.6	3,771.7	4,123.9	4,218.8	4,259.8	4,465.5

Paid (cumulative) as of:
One year later	248.7	550.3	607.7	647.7	702.1	679.6	717.2	799.5	783.8	727.6
Two years later	576.2	908.3	1,030.3	1,169.7	1,214.1	1,194.1	1,256.5	1,375.4	1,312.1
Three years later	836.2	1,179.8	1,410.8	1,536.2	1,615.7	1,597.8	1,667.4	1,752.4
Four years later	1,001.6	1,421.2	1,646.3	1,840.2	1,932.5	1,914.7	1,932.9
Five years later	1,123.2	1,559.0	1,867.7	2,065.6	2,171.6	2,105.6
Six years later	1,214.7	1,711.7	2,027.2	2,252.0	2,317.7
Seven years later	1,295.8	1,818.9	2,164.3	2,359.3
Eight years later	1,371.4	1,893.6	2,238.7
Nine years later	1,416.1	1,942.8
Ten years later	1,449.0

Reserves re-estimated as of:
One year later	1,574.5	2,009.6	2,263.0	2,581.8	3,038.6	3,399.5	3,721.1	3,991.6	4,021.4	4,096.0
Two years later	1,567.9	2,103.6	2,377.0	2,763.0	3,223.0	3,420.1	3,566.4	3,841.2	3,882.4
Three years later	1,609.5	2,186.7	2,554.3	3,006.3	3,298.2	3,355.6	3,481.9	3,737.3
Four years later	1,661.2	2,318.1	2,753.5	3,124.9	3,285.4	3,351.9	3,454.0
Five years later	1,755.8	2,372.2	2,842.3	3,132.7	3,318.1	3,372.1
Six years later	1,802.0	2,444.3	2,852.3	3,168.1	3,359.3
Seven years later	1,846.9	2,452.0	2,884.0	3,216.3
Eight years later	1,865.3	2,470.7	2,928.3
Nine years later	1,888.3	2,504.3
Ten years later	1,919.1

Net cumulative redundancy (deficiency)	$(306.1)	(507.2)	(802.7)	(766.1)	(449.2)	(6.5)	317.7	386.6	336.4	163.8

Cumulative %	(19)%	(25)%	(38)%	(31)%	(15)%	0%	8%	9%	8%	4%

Gross reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$2,136.1	2,604.1	2,989.4	3,709.6	4,338.8	4,780.4	5,202.1	5,959.2	5,387.0	5,267.1	5,492.3
Reinsurance recoverable, adjusted for commutations, acquisitions, dispositions and other	523.1	607.0	863.8	1,259.4	1,428.7	1,414.8	1,430.4	1,835.3	1,168.2	1,007.3	1,026.8

Net reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$1,613.0	1,997.1	2,125.6	2,450.2	2,910.1	3,365.6	3,771.7	4,123.9	4,218.8	4,259.8	4,465.5

Gross re-estimated reserves	2,832.1	3,750.8	4,483.9	4,953.3	4,907.0	4,761.3	4,758.1	5,443.0	4,980.4	5,065.1
Re-estimated recoverable	913.0	1,246.5	1,555.6	1,737.0	1,547.7	1,389.2	1,304.1	1,705.7	1,098.0	969.1

Net re-estimated reserves	$1,919.1	2,504.3	2,928.3	3,216.3	3,359.3	3,372.1	3,454.0	3,737.3	3,882.4	4,096.0

Gross cumulative redundancy (deficiency)	$(696.0)	(1,146.7)	(1,494.5)	(1,243.7)	(568.2)	19.1	444.0	516.2	406.6	202.0

|  105

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cumulative redundancy (deficiency) represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the liability for losses and loss adjustment expenses developed a $6.5 million deficiency from December 31, 2003 to December 31, 2008. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy (deficiency) is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance. The net and gross cumulative redundancies as of December 31, 2008 for 2007 and prior years were primarily due to redundancies that developed during 2008 at the Markel Shand Professional/Products Liability unit on the 2004 to 2007 accident years and Markel International on the 2002 to 2005 accident years. See “Underwriting Results” for further discussion of changes in prior years’ loss reserves.

See note 8 of the notes to consolidated financial statements and the discussion under “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity And Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 24% at December 31, 2008 and 20% at December 31, 2007. The increase in our 2008 debt to total capital ratio from 2007 is primarily due to a decrease in shareholders’ equity as a result of comprehensive loss of $403.3 million in 2008. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

At December 31, 2008, our holding company (Markel Corporation) held $650.6 million of invested assets, which approximated 14 times annual interest expense, compared to $721.7 million of invested assets at December 31, 2007. In order to maintain prudent levels of liquidity, we seek to maintain invested assets at Markel Corporation of at least two times annual interest expense.

In August 2005, our Board of Directors approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, we may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. As of December 31, 2008, we have repurchased 360,800 shares of our common stock at a cost of $136.6 million under the Program.

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

106  |

reimbursement for operating and other administrative expenses it incurs. The reimbursements are made within the guidelines of various management agreements between the holding company and its subsidiaries.

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. At December 31, 2008, our domestic insurance subsidiaries could pay dividends of $99.6 million during the following twelve months under these laws. There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay. We must provide 14 days advance notice to the Financial Services Authority before receiving dividends from MIICL. In addition, our foreign insurance subsidiaries must comply with the United Kingdom Companies Act of 1985, which provides that dividends may only be paid out of distributable profits.

Net cash provided by operating activities decreased to $390.2 million in 2008 from $499.4 million in 2007 and $509.9 million in 2006. The decrease in 2008 was primarily due to lower premium volume in the Excess and Surplus Lines segment, offset in part by lower income tax payments compared to 2007. The decrease in 2007 was primarily due to lower premium volume in the Excess and Surplus Lines segment, offset in part by lower claim payments related to the 2005 Hurricanes compared to 2006.

Invested assets decreased to $6.9 billion at December 31, 2008 from $7.8 billion at December 31, 2007. The decrease in 2008 included a $212.2 million decrease related to changes in foreign currency exchange rate movements. Net unrealized holding gains on investments, net of taxes, were $58.7 million at December 31, 2008 compared to $388.5 million at December 31, 2007. The decrease in net unrealized holding gains on investments, net of taxes, in 2008 was primarily due to a decline in the fair value of both our fixed maturity and equity portfolios as a result of the ongoing disruptions in the financial markets. Equity securities and investments in affiliates were $1.2 billion, or 17% of invested assets, at December 31, 2008 compared to $1.9 billion, or 25% of invested assets, at December 31, 2007. See note 2(f) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash used by financing activities was $53.7 million for the year ended December 31, 2008 compared to net cash used by financing activities of $208.3 million and net cash provided by financing activities of $58.5 million for the years ended December 31, 2007 and 2006, respectively. During 2008, we borrowed $100 million under our $375 million revolving credit facility and repaid $93.1 million on our 7.00% unsecured senior notes, which matured May 15, 2008. During 2007, we redeemed the outstanding Junior Subordinated Debentures for $111.0 million, and we repaid $73.0 million on our 7.20% unsecured senior notes, which matured August 15, 2007. Cash of $60.6 million and $24.2 million was used to repurchase shares of our common stock during 2008 and 2007, respectively. The net cash provided by financing activities during 2006 was due to $145.4 million of net proceeds from the issuance of our 7.50% unsecured senior debentures, partially offset by $86.9 million of cash used to repurchase shares of our common stock and retire a portion of both our senior long-term debt and our Junior Subordinated Debentures.

Reinsurance recoverable on paid and unpaid losses was $1.1 billion at December 31, 2008 compared to $1.2 billion at December 31, 2007. The decrease in 2008 reflects the impact of higher net retentions over the past several years. Reinsurance recoverable on paid and unpaid losses at December 31, 2008 included $58.6 million of estimated reinsurance recoverables on the 2008 Hurricanes, which was offset by a $60.0 million decrease in reinsurance recoverables resulting from foreign currency exchange rate movements at Markel International.

|  107

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In recent years, we have completed numerous reinsurance commutations, which involve the termination of ceded or assumed reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers. Our commutation strategy related to assumed reinsurance contracts is to reduce our loss exposure to long-tailed liabilities assumed under reinsurance agreements entered into prior to our acquisition of Markel International. We will continue to pursue commutations when we believe they meet our objectives.

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial conditions of our reinsurers and we assess our concentration of credit risk on a regular basis. At December 31, 2008, our reinsurance recoverable balance for the ten largest reinsurers was $784.5 million, representing 71% of our consolidated balance. Of the amounts due from the ten largest reinsurers, 94% was due from reinsurers rated “A” or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $319.1 million at December 31, 2008, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. See note 15 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that reinsurance recoverable balances are collectible, deterioration in reinsurers’ ability to pay or collection disputes could adversely affect our operating cash flows, financial position and results of operation.

The following table reconciles case reserves and IBNR reserves, by segment, to unpaid losses and loss adjustment expenses reported on our consolidated balance sheets.

(dollars in thousands)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other	Consolidated
December 31, 2008
Case reserves	$759,843	118,711	911,048	366,502	$2,156,104
IBNR reserves	1,934,816	232,580	938,591	230,248	3,336,235

TOTAL	$2,694,659	351,291	1,849,639	596,750	$5,492,339

December 31, 2007
Case reserves	$697,237	102,586	1,026,958	392,743	$2,219,524
IBNR reserves	1,917,580	197,037	939,740	251,692	3,306,049

TOTAL	$2,614,817	299,623	1,966,698	644,435	$5,525,573

Unpaid losses and loss adjustment expenses at December 31, 2008 decreased 1% compared to 2007, which was primarily due to a $275.8 million decrease resulting from foreign currency exchange rate movements at Markel International. Had currency exchange rates remained constant in 2008, unpaid losses and loss adjustment expenses would have increased 4% compared to 2007. This increase was primarily due to losses experienced on the 2008 Hurricanes. The increase was also due to an increase in case and IBNR reserves related to adverse loss experience at the Markel Re unit within the Excess and Surplus Lines segment and the Markel Global Marine and Energy unit within the Specialty Admitted segment. See note 8 of the notes to consolidated financial statements and “Critical Accounting Estimates” for a discussion of estimates and assumptions related to unpaid losses and loss adjustment expenses.

108  |

The following table summarizes our contractual cash payment obligations at December 31, 2008.

	Payments Due by Period (1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt	$696,665	—	100,000	246,665	350,000
Operating leases	104,949	15,852	28,599	21,350	39,148
Unpaid losses and loss adjustment expenses (estimated)	5,492,339	1,316,865	1,728,763	966,808	1,479,903

TOTAL	$6,293,953	1,332,717	1,857,362	1,234,823	1,869,051

(1) See notes 8, 10 and 16 of the notes to consolidated financial statements for further discussion of these obligations.

Senior long-term debt, excluding unamortized discount, was $696.7 million and $689.7 million at December 31, 2008 and 2007, respectively. As of December 31, 2008, $100.0 million was outstanding under our $375 million revolving credit facility. In February 2009, we repaid the outstanding balance under our revolving credit facility. As of December 31, 2007, there were no amounts outstanding under this credit facility.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2008. To the extent that we are not in compliance with our covenants, our access to the credit facility could be restricted. While we believe this to be unlikely, the inability to access the credit facility could adversely affect our liquidity. See note 10 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

Reserves for unpaid losses and loss adjustment expenses represent future contractual obligations associated with insurance and reinsurance contracts issued to our policyholders. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2008. Payment patterns for losses and loss adjustment expenses were based upon paid development factors over the past 10 years for each of our insurance subsidiaries. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the above table.

We participate in commercial loans with First Market Bank, an affiliate. In connection with these loan participations, we had unfunded commitments to extend credit for commercial loans of $63.8 million and $55.5 million at December 31, 2008 and 2007, respectively. The funding of these commitments is contingent upon certain performance criteria being met by the borrowers and, as a result, does not necessarily represent amounts that we will fund in the future. See note 16(b) of the notes to consolidated financial statements for further discussion of our commercial loan participations and related commitments.

We adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2008, we had unrecognized tax benefits of $59.2 million related to uncertain tax positions as defined by FIN 48. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with our unrecognized tax benefits, we are unable to make a reasonably reliable estimate of the amount and period in which any liabilities might be paid. See note 7 of the notes to consolidated financial statements for further discussion of our adoption of FIN 48 and our expectations regarding changes in unrecognized tax benefits during 2009.

At December 31, 2008, we had $1.3 billion of invested assets held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of a default on our obligations. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 2(f) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

|  109

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC’s requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. Given the recent financial market disruption and resulting investment losses incurred during 2008, as well as the underwriting losses experienced as a result of the 2008 Hurricanes, we made capital contributions to certain of our insurance subsidiaries in December 2008. We determined the amount of capital to contribute after reviewing our 2009 business plans, considering investment market conditions and reviewing our updated estimates of hurricane losses. Amounts contributed were funded by invested assets from our holding company, which held $650.6 million of invested assets, including $173.6 million of short-term investments and cash and cash equivalents, at December 31, 2008. At December 31, 2008, the capital and surplus of each of our domestic insurance subsidiaries was above the minimum regulatory thresholds.

Capital adequacy of our international insurance subsidiaries is regulated by the Financial Services Authority and the Council of Lloyd’s. In January 2009, Markel Corporation received $101.7 million in distributions made by Markel International. At December 31, 2008, the capital and surplus of each of our international insurance subsidiaries was above the minimum regulatory thresholds.

We believe our capital and surplus is sufficient to support our 2009 business plan. However, if the levels of market volatility that persisted throughout 2008 continue, we may be required to make capital contributions to our insurance subsidiaries during 2009.

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

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Historically, our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign currency exchange rate risk for our international operations. We have no material commodity risk.

During 2008, there were significant disruptions in the financial markets. These market disruptions have resulted in a lack of liquidity within the credit markets, which has increased credit risk in the financial markets and resulted in the widening of credit spreads. Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. Net unrealized

110  |

investment losses on fixed maturities were $129.8 million at December 31, 2008 compared to net unrealized investment gains on fixed maturities of $5.6 million at December 31, 2007. The adverse change in the value of our fixed maturity portfolio was due in part to increased credit risk as a result of the above events.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 90% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2008, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at December 31, 2008 was $6.9 billion, 83% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 17% of which was invested in equity securities and investments in affiliates. At December 31, 2007, the estimated fair value of our investment portfolio was $7.8 billion, 75% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 25% of which was invested in equity securities and investments in affiliates.

Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances. We evaluate the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. At December 31, 2008, we did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which were financial instruments whose valuations, in many cases, were significantly affected by the lack of market liquidity during 2008.

Equity Price Risk

We invest a portion of shareholder funds in equity securities, which have historically produced higher long-term returns relative to fixed maturities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term and focus on long-term total investment return, understanding that the level of net unrealized holding gains may vary from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes. See note 2(a) of the notes to consolidated financial statements for disclosure of gross unrealized gains and losses by investment category.

At December 31, 2008, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility. At December 31,

|  111

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2008, our ten largest equity holdings represented $619.7 million, or 58%, of the equity portfolio. Investments in the property and casualty insurance industry represented $338.1 million, or 31%, of our equity portfolio at December 31, 2008. Our investments in the property and casualty insurance industry included a $179.5 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the amount of equity securities our insurance subsidiaries can hold.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2008 and 2007. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of December 31, 2008
Equity Securities	$1,074	35% increase	$1,450	11.2
		35% decrease	$ 698	(15.0	)(1)
As of December 31, 2007
Equity Securities	$1,854	35% increase	$2,503	16.0
		35% decrease	$1,205	(16.0)

(1)	If the fair value of our equity portfolio at December 31, 2008 were to decline 35%, we may have unrealized holding losses for which we are unable to record a deferred tax asset.

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

Approximately two-thirds of our investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 3.6 years and an average rating of “AA.” See note 2(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

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

112  |

future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single point-in-time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2008 and 2007. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders’ Equity
FIXED MATURITY INVESTMENTS
As of December 31, 2008
Total Fixed Maturity Investments (1)	$5,741	200 bp decrease	$ 6,237	8.6	14.8
		100 bp decrease	5,993	4.4	7.5
		100 bp increase	5,482	(4.5)	(7.7)
		200 bp increase	5,234	(8.8)	(15.1)
As of December 31, 2007
Total Fixed Maturity Investments (1)	$5,853	200 bp decrease	$ 6,366	8.8	12.6
		100 bp decrease	6,114	4.5	6.4
		100 bp increase	5,576	(4.7)	(6.8)
		200 bp increase	5,297	(9.5)	(13.7)

LIABILITIES(2)
As of December 31, 2008
Borrowings	$620	200 bp decrease	$ 695
		100 bp decrease	658
		100 bp increase	587
		200 bp increase	558
As of December 31, 2007
Borrowings	$706	200 bp decrease	$ 812
		100 bp decrease	758
		100 bp increase	659
		200 bp increase	616

(1) Includes short-term investments and cash and cash equivalents.

(2) Changes in estimated fair value have no impact on shareholders’ equity.

|  113

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign currency forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income (loss). Our contracts generally have maturities of three months. At December 31, 2008, we held two outstanding contracts with an aggregate notional amount of $64.8 million and an unrealized gain of $0.9 million. Realized gains on forward contracts of $1.4 million were recorded as currency translation adjustments in 2008.

At December 31, 2008 and 2007, approximately 88% and 86%, respectively, of our invested assets were denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate increased by 25%, shareholders’ equity at December 31, 2008 and 2007 would have changed by approximately $6.1 million and $9.3 million, respectively. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate decreased by 25%, shareholders’ equity at December 31, 2008 and 2007 would have changed by approximately $10.1 million and $15.5 million, respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

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

114  |

Controls and Procedures

As of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO) and the Senior Vice President and Chief Financial Officer (CFO).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2008. See Management’s Report on Internal Control over Financial Reporting and our independent registered public accounting firm’s attestation report on the effectiveness of our internal control over financial reporting beginning on page 77.

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

|  115

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

•

economic conditions, volatility in interest and foreign currency exchange rates and concentration of investments can have a significant impact on the fair value of fixed maturity and equity investments, as well as the carrying value of other assets and liabilities, and this impact is heightened by the current levels of market volatility;

•

we cannot predict the extent and duration of current economic and market disruptions; the effects of government interventions (including, among other things, financial stability and recovery initiatives, the American International Group, Inc. takeover, any economic stimulus package and potential regulatory changes) into the market to address these disruptions; and their combined impact on our industry, business and investment portfolio;

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

116  |

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

	Years Ended December 31,
	2003(1)	2004	2005	2006	2007	2008
Markel Corporation	100	144	125	189	194	118
S&P 500	100	111	116	135	142	90
Dow Jones Property & Casualty Insurance	100	110	127	145	131	99

(1)	$100 invested on December 31, 2003 in our common stock or the listed index. Includes reinvestment of dividends.

|  117

Markel Corporation & Subsidiaries

OTHER INFORMATION (continued)

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 19, 2009 was approximately 500. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 20,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2008 were $492.97 and $234.23, respectively. See Quarterly Financial Information on page 80 for additional common stock price information.

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

118  |

Transfer Agent

American Stock Transfer & Trust Co., LLC

59 Maiden Lane

Plaza Level

New York, New York 10038-4502

(800) 937-5449

(718) 921-8124

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

Annual Shareholders’ Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, 101 West Franklin Street, Richmond, Virginia at 4:30 p.m., May 11, 2009.

Corporate Offices

Markel Corporation

4521 Highwoods Parkway

Glen Allen, Virginia 23060-6148

(804) 747-0136

(800) 446-6671

|  119

Markel Corporation & Subsidiaries

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Alan I. Kirshner	Lemuel E. Lewis
Chairman of the Board and	Retired Executive Vice President
Chief Executive Officer	and Chief Financial Officer
Landmark Communications, Inc.

J. Alfred Broaddus, Jr.
Private Investor	Anthony F. Markel
Vice Chairman
Douglas C. Eby
Chairman and	Steven A. Markel
Chief Executive Officer	Vice Chairman
TimePartners LLC

Jay M. Weinberg
Leslie A. Grandis	Chairman Emeritus
Partner	Hirschler Fleischer, a professional corporation
McGuireWoods LLP

Stewart M. Kasen
Retired President and
Chief Executive Officer
S & K Famous Brands, Inc.

Executive Officers

Alan I. Kirshner

Chairman of the Board and Chief Executive Officer since 1986. Director since 1978. Age 73.

Anthony F. Markel

Vice Chairman since May 2008. President and Chief Operating Officer from March 1992 to May 2008. Director since 1978. Age 67.

Steven A. Markel

Vice Chairman since March 1992. Director since 1978. Age 60.

Paul W. Springman

President and Chief Operating Officer since May 2008. Executive Vice President from August 2002 to May 2008. Age 57.

Thomas S. Gayner

Executive Vice President and Chief Investment Officer since May 2004. Chief Investment Officer from January 2001 to May 2004. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 to 2004. Age 47.

Richard R. Whitt, III

Senior Vice President and Chief Financial Officer since May 2005. Senior Vice President–Finance from August 2003 to May 2005. Executive Vice President and Chief Administrative Officer, Markel International Limited, a subsidiary, from August 2003 to May 2005. Age 45.

Gerard Albanese, Jr.

Senior Vice President and Chief Underwriting Officer since January 2009. President and Chief Operating Officer, Markel International Limited, a subsidiary, from September 2003 to August 2008. Age 56.

Britton L. Glisson

Chief Administrative Officer since February 2009. President, Markel Insurance Company, a subsidiary, since October 1996. Age 52.

F. Michael Crowley

President, Specialty Program Division since February 2009. President of Willis HRH North America from October 2008 to January 2009. President of Hilb Rogal & Hobbs Company from September 2005 to October 2008. Executive Vice President from 2004 to 2005. Age 57.

120  |

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at December 31, 2008, and the respective Notes thereto, included in this Annual Report on Form10-K.

Management Contracts or Compensatory Plans required to be filed (Item 10.1–10.16)

10.1	Trust and Amendment Under Markel Corporation 1989 Non-Employee Directors Stock Option Plan (10.2)e

10.2	Form of Amended and Restated Employment Agreement with Alan I. Kirshner**

10.3	Form of Amended and Restated Employment Agreement with Steven A. Markel**

10.4	Form of Amended and Restated Employment Agreement with Anthony F. Markel**

10.5	Form of Executive Employment Agreement with Thomas S. Gayner, Paul W. Springman, Richard R. Whitt, III, Gerard Albanese, Jr., Britton L. Glisson and F. Michael Crowley**

10.6	Schedule of Base Salaries for Executive Officers**

10.7	Markel Corporation Executive Bonus Plan (10.3)f

10.8	Description of Awards Under Executive Bonus Plan**

10.9	Employee Stock Purchase and Bonus Plan**

10.10	Markel Corporation Omnibus Incentive Plan (Appendix B)g

10.11	Form of Restricted Stock Unit Award for Directors (10.8)h

10.12	Form of Restricted Stock Award Agreement for Directors (10.1)i

10.13	Form of Restricted Stock Unit Award for Executive Officers (10.1)j

10.14	Form of Restricted Stock Unit 2006 Supplemental Award for Executive Officers (10.1)k

10.15	Description of Permitted Acceleration of Vesting Date of Restricted Stock Units by Up to Thirty Days (10.2)i

10.16	Description of Non-Employee Director Compensation**

21	Certain Subsidiaries of Markel Corporation**

23	Consent of independent registered public accounting firm to incorporation by reference of certain reports into the Registrant’s Registration Statements on Forms S-8 and S-3**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

**	filed with this report
a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 20, 2007.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s (Commission File No. 001-13051) report on Form 10-K for the year ended December 31, 1999.
f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 27, 2005.
g.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant’s Proxy Statement and Definitive 14A filed April 2, 2003.
h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2003.
i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.
j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on March 3, 2008.
k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on July 24, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	Steven A. Markel
Vice Chairman
March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

Alan I. Kirshner,*	Chief Executive Officer and Chairman of the Board of Directors

Anthony F. Markel,*	Director

Steven A. Markel,*	Director

Richard R. Whitt, III,*	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

J. Alfred Broaddus, Jr.,*	Director

Douglas C. Eby,*	Director

Stewart M. Kasen,*	Director

Lemuel E. Lewis,*	Director

Jay M. Weinberg,*	Director

*	Signed as of March 2, 2009