Form 10-Q
period 2009-03-31
MARKEL CORP
filed 2009-05-06
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148

(Address of principal executive offices)

(Zip Code)

(804) 747-0136

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding at May 1, 2009: 9,814,100

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,627,800 in 2009 and $4,722,371 in 2008)	$4,547,167	$4,592,552
Equity securities (cost of $807,217 in 2009 and $855,188 in 2008)	946,099	1,073,769
Short-term investments (estimated fair value approximates cost)	652,246	508,834
Investments in affiliates	94,124	93,723

Total Investments	6,239,636	6,268,878

Cash and cash equivalents	646,975	639,578
Receivables	299,230	271,067
Reinsurance recoverable on unpaid losses	986,440	1,026,858
Reinsurance recoverable on paid losses	64,978	71,890
Deferred policy acquisition costs	177,979	183,755
Prepaid reinsurance premiums	78,455	86,534
Goodwill and intangible assets	342,852	344,031
Other assets	559,208	585,099

Total Assets	$9,395,753	$9,477,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,432,814	$5,492,339
Unearned premiums	797,645	827,888
Payables to insurance companies	67,182	42,399
Senior long-term debt (estimated fair value of $680,000 in 2009 and $620,000 in 2008)	738,631	688,509
Other liabilities	179,401	245,881

Total Liabilities	7,215,673	7,297,016

Shareholders’ equity:
Common stock	871,146	869,744
Retained earnings	1,314,259	1,297,901
Accumulated other comprehensive income (loss)	(5,325)	13,029

Total Shareholders’ Equity	2,180,080	2,180,674
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$9,395,753	$9,477,690

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Loss

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$457,246	$500,420
Net investment income	69,056	76,012
Net realized investment losses	(55,183)	(56,308)

Total Operating Revenues	471,119	520,124

OPERATING EXPENSES
Losses and loss adjustment expenses	253,411	280,144
Underwriting, acquisition and insurance expenses	181,837	179,748
Amortization of intangible assets	1,179	950

Total Operating Expenses	436,427	460,842

Operating Income	34,692	59,282
Interest expense	11,390	12,831

Income Before Income Taxes	23,302	46,451
Income tax expense	6,944	12,463

Net Income	$16,358	$33,988

OTHER COMPREHENSIVE LOSS
Net unrealized losses on investments, net of taxes:
Net holding losses arising during the period	$(55,034)	$(87,480)
Less reclassification adjustments for net losses included in net income	35,503	37,476

Net unrealized losses	(19,531)	(50,004)
Currency translation adjustments, net of taxes	881	(73)
Change in net actuarial pension loss, net of taxes	296	278
Change in fair value of treasury lock agreements, net of taxes	—	(4,078)

Total Other Comprehensive Loss	(18,354)	(53,877)

Comprehensive Loss	$(1,996)	$(19,889)

NET INCOME PER SHARE
Basic	$1.67	$3.42
Diluted	$1.67	$3.41

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$869,744	$866,362
Restricted stock units expensed	830	1,472
Other	572	938

Balance at end of period	$871,146	$868,772

RETAINED EARNINGS
Balance at beginning of period	$1,297,901	$1,417,269
Net income	16,358	33,988
Repurchases of common stock	—	(8,902)

Balance at end of period	$1,314,259	$1,442,355

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains on investments, net of taxes:
Balance at beginning of period	$58,652	$388,521
Net unrealized losses on investments, net of taxes	(19,531)	(50,004)

Balance at end of period	39,121	338,517

Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(15,416)	(7,523)
Currency translation adjustments, net of taxes	881	(73)

Balance at end of period	(14,535)	(7,596)

Net actuarial pension loss, net of taxes:
Balance at beginning of period	(30,207)	(23,467)
Change in net actuarial pension loss, net of taxes	296	278

Balance at end of period	(29,911)	(23,189)

Net unrealized loss on treasury lock agreements, net of taxes:
Balance at beginning of period	—	—
Change in fair value of treasury lock agreements, net of taxes	—	(4,078)

Balance at end of period	—	(4,078)

Balance at end of period	$(5,325)	$303,654

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,180,080	$2,614,781

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$16,358	$33,988
Adjustments to reconcile net income to net cash provided by operating activities	(6,303)	14,924

Net Cash Provided By Operating Activities	10,055	48,912

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	10,314	308,601
Proceeds from maturities, calls and prepayments of fixed maturities	59,612	35,289
Cost of fixed maturities and equity securities purchased	(8,474)	(215,340)
Net change in short-term investments	(135,967)	(29,873)
Cost of investments in affiliates	(771)	(3,075)
Other	27,017	(2,845)

Net Cash Provided (Used) By Investing Activities	(48,269)	92,757

FINANCING ACTIVITIES
Additions to senior long-term debt	150,000	—
Repayments of senior long-term debt	(100,000)	—
Repurchases of common stock	—	(8,902)

Net Cash Provided (Used) By Financing Activities	50,000	(8,902)

Effect of foreign currency rate changes on cash and cash equivalents	(4,389)	1,628

Increase in cash and cash equivalents	7,397	134,395
Cash and cash equivalents at beginning of period	639,578	477,661

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$646,975	$612,056

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of March 31, 2009, the related consolidated statements of income and comprehensive loss, changes in shareholders’ equity and cash flows for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2008 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies.

Certain prior year amounts have been reclassified to conform to the current presentation.

2.	Net Income per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Net income as reported	$16,358	$33,988

Basic common shares outstanding	9,814	9,947
Dilutive potential common shares	9	22

Diluted shares outstanding	9,823	9,969

Basic net income per share	$1.67	$3.42

Diluted net income per share	$1.67	$3.41

3.	Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Three Months Ended March 31,
(dollars in thousands)	2009		2008
	Written	Earned	Written	Earned
Direct	$407,218	$462,892	$492,062	$520,491
Assumed	79,618	50,874	78,452	46,545
Ceded	(48,781)	(56,520)	(61,291)	(66,616)

Net premiums	$438,055	$457,246	$509,223	$500,420

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $16.1 million and $59.1 million for the three months ended March 31, 2009 and 2008, respectively.

4.	Investments

a) The following table summarizes the Company’s available-for-sale investments.

	March 31, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$784,627	$36,437	$—	$821,064
Obligations of states, municipalities and political subdivisions	1,908,304	31,430	(41,352)	1,898,382
Foreign governments	271,217	12,767	(17)	283,967
Public utilities	80,862	1,472	(1,143)	81,191
Convertibles and bonds with warrants	24,406	—	—	24,406
All other corporate bonds	1,558,384	26,183	(146,410)	1,438,157

Total fixed maturities	4,627,800	108,289	(188,922)	4,547,167
Equity securities:
Insurance companies, banks and trusts	296,434	120,120	(8,016)	408,538
Industrial, miscellaneous and all other	510,783	60,049	(33,271)	537,561

Total equity securities	807,217	180,169	(41,287)	946,099
Short-term investments	652,220	57	(31)	652,246

Investments, available-for-sale	$6,087,237	$288,515	$(230,240)	$6,145,512

b) The following table summarizes gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2009
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$150,990	$(6,896)	$631,628	$(34,456)	$782,618	$(41,352)
Foreign governments	20,337	(17)	—	—	20,337	(17)
Public utilities	5,823	(617)	4,638	(526)	10,461	(1,143)
All other corporate bonds	485,664	(55,472)	459,767	(90,938)	945,431	(146,410)

Total fixed maturities	662,814	(63,002)	1,096,033	(125,920)	1,758,847	(188,922)
Equity securities:
Insurance companies, banks and trusts	45,615	(8,016)	—	—	45,615	(8,016)
Industrial, miscellaneous and all other	275,781	(31,834)	24,178	(1,437)	299,959	(33,271)

Total equity securities	321,396	(39,850)	24,178	(1,437)	345,574	(41,287)
Short-term investments	44,097	(31)	—	—	44,097	(31)

Total	$1,028,307	$(102,883)	$1,120,211	$(127,357)	$2,148,518	$(230,240)

At March 31, 2009, the Company held 477 securities with a total estimated fair value of $2.1 billion and gross unrealized losses of $230.2 million. Of these 477 securities, 290 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $1.1 billion and gross unrealized losses of $127.4 million. Of these securities, 287 securities were fixed maturities where the Company expects to receive all interest and principal payments when contractually due and three were equity securities. Each of these equity securities had a fair value in excess of 85% of their cost basis at March 31, 2009.

All securities with unrealized losses at March 31, 2009 were reviewed, and the Company believes that there were no indications of declines in the estimated fair value of these securities that were considered to be other-than-temporary. The Company considered many factors in completing its review, including its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery, the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For fixed maturities, the Company also considered the implied yield-to-maturity, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due.

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

	Quarter Ended March 31,
(dollars in thousands)	2009	2008
Realized gains:
Sales of fixed maturities	$1,954	$6,562
Sales of equity securities	12	13,421
Other	—	1,348

Total realized gains	1,966	21,331

Realized losses:
Sales of fixed maturities	(1,101)	(729)
Sales of equity securities	(13)	(4,882)
Other-than-temporary impairments	(55,474)	(72,028)
Other	(561)	—

Total realized losses	(57,149)	(77,639)

Net realized investment losses	$(55,183)	$(56,308)

Change in net unrealized holding gains:
Fixed maturities	$49,186	$(29,580)
Equity securities	(79,699)	(48,070)
Short-term investments	4	—

Net decrease	$(30,509)	$(77,650)

Net realized investment losses included $55.5 million of write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended March 31, 2009. The write downs in 2009 related to 28 equity securities and ten fixed maturities. The most significant writedowns in 2009 related to the Company’s equity holdings in General Electric Company and United Parcel Service, Inc., for which the Company had write downs of $21.0 million and $9.5 million, respectively. Given the extent to which the fair value of these securities was below cost and management’s belief that these securities were unlikely to recover in the near term, the decline in fair value for these securities was deemed other-than-temporary and was charged to earnings. These two investments represent 55% of the total write down for other-than-temporary declines in the estimated fair value of investments for the first quarter of 2009. Net realized investment losses for the quarter ended March 31, 2008 included $72.0 million of write downs for other-than-temporary declines in the estimated fair value of investments.

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

The Company considers many factors, including the nature of its insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

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

	Three Months Ended March 31, 2009
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$238,353	$63,456	$184,965	$—	$62	$486,836
Net written premiums	216,409	57,459	164,078	—	109	438,055

Earned premiums	$249,240	$76,696	$131,201	$—	$109	$457,246
Losses and loss adjustment expenses:
Current year	164,926	50,473	94,720	—	—	310,119
Prior years	(45,606)	3,740	(15,081)	—	239	(56,708)
Underwriting, acquisition and insurance expenses	103,683	30,203	47,556	—	395	181,837

Underwriting profit (loss)	26,237	(7,720)	4,006	—	(525)	21,998

Net investment income	—	—	—	69,056	—	69,056
Net realized investment losses	—	—	—	(55,183)	—	(55,183)

Segment profit (loss)	$26,237	$(7,720)	$4,006	$13,873	$(525)	$35,871

Amortization of intangible assets						1,179
Interest expense						11,390

Income before income taxes						$23,302

U.S. GAAP combined ratio(1)	89%	110%	97%	—	NM (2)	95%

	Three Months Ended March 31, 2008
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$296,446	$71,557	$202,630	$—	$(119)	$570,514
Net written premiums	263,319	63,967	182,258	—	(321)	509,223

Earned premiums	$277,397	$76,741	$146,603	$—	$(321)	$500,420
Losses and loss adjustment expenses:
Current year	178,261	48,316	100,924	—	—	327,501
Prior years	(30,617)	(4,902)	(15,040)	—	3,202	(47,357)
Underwriting, acquisition and insurance expenses	97,017	31,412	55,540	—	(4,221)	179,748

Underwriting profit	32,736	1,915	5,179	—	698	40,528

Net investment income	—	—	—	76,012	—	76,012
Net realized investment losses	—	—	—	(56,308)	—	(56,308)

Segment profit	$32,736	$1,915	$5,179	$19,704	$698	$60,232

Amortization of intangible assets						950
Interest expense						12,831

Income before income taxes						$46,451

U.S. GAAP combined ratio(1)	88%	98%	96%	—	NM (2)	92%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	March 31, 2009	December 31, 2008
Segment Assets:
Investing	$6,886,611	$6,908,456
Other	2,509,142	2,569,234

Total Assets	$9,395,753	$9,477,690

6.	Derivatives

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

The credit default swap is accounted for as a derivative instrument and is recorded at fair value and any changes in fair value are recorded in net investment income. At March 31, 2009, the credit default swap had a fair value of $30.0 million. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheet. For the three months ended March 31, 2009, the change in the fair value of the credit default swap was less than $0.1 million. For the three months ended March 31, 2008, net investment income included an adverse change in the fair value of the credit default swap of $4.1 million.

Since entering into the credit default swap agreement, the Company has paid $16.9 million to settle its obligations related to credit events. These payments reduced the Company’s liability related to its credit default swap; as a result, the notional amount for which the Company has exposure decreased to $33.1 million.

The Company had no other material derivative instruments at March 31, 2009.

7.	Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $3.1 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Service cost	$381	$522
Interest cost	1,361	1,573
Expected return on plan assets	(1,550)	(1,936)
Amortization of net actuarial pension loss	455	428

Net periodic benefit cost	$647	$587

The Company contributed $2.6 million to the Terra Nova Pension Plan during the first quarter of 2009. The Company expects plan contributions to total $3.8 million in 2009.

8.	Contingencies

On February 10, 2009, Guaranty Bank, an insured under a program written by the Company covering financial institutions against defaults on second mortgages and home equity loans, filed a lawsuit against the Company’s subsidiary, Evanston Insurance Company, and the managing general agent for the program, Universal Assurors Agency, Inc., in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges violations of the Wisconsin insurance code relating to Guaranty Bank’s policy, which has been in force since 2004, and seeks, among other things, the return of all premiums paid under the policy and a declaration requiring continued coverage of losses notwithstanding the claim for return of premiums paid. Premiums paid from inception of Guaranty Bank’s policy through March 31, 2009 have been approximately $33 million and covered losses have been approximately $25 million. At March 31, 2009, the policy insured a portfolio of loans totaling approximately $625 million, and the limit of the Company’s liability for additional losses with respect to the covered loans is estimated to be approximately $133 million. On March 23, 2009, Guaranty Bank filed a motion with the court, to which the Company has responded, asking that it be relieved from paying premiums while the litigation is pending, with the Company still being required to pay losses. While the Company does not believe Guaranty Bank is entitled to the relief sought, either in the motion for a preliminary injunction or the lawsuit itself, the outcome of the lawsuit cannot be predicted at this time.

Other contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

9.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. FAS 115-2 and FAS 124-2 amends the requirements for recognizing other-than-temporary impairment on debt securities and modifies the presentation of other-than-temporary impairment losses in the financial statements. This FSP requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-

temporary impairment related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. Upon adoption of this FSP, an entity is required to reclassify from retained earnings to accumulated other comprehensive income (loss) the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost. This FSP also expands disclosure requirements related to other-than-temporary impairment. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company will adopt FSP No. FAS 115-2 and FAS 124-2 effective for the quarter ending June 30, 2009. The Company is currently evaluating FSP No. FAS 115-2 and FAS 124-2 to determine the impact that adoption of this FSP will have on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides guidance on how to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased. Under the provisions of this FSP, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In such instances, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP No. FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. Under the provisions of this FSP, if evidence indicates that a transaction is not orderly, an entity should place little, if any, weight on that transaction price when estimating fair value. The Company will adopt FSP No. FAS 157-4 effective for the quarter ending June 30, 2009. The Company is currently evaluating FSP No. FAS 157-4 to determine the impact that adoption of this FSP will have on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments to be included in interim financial statements, adding to the existing requirement to provide those disclosures in annual financial statements. The Company will adopt FSP No. FAS 107-1 and APB 28-1 effective for the quarter ending June 30, 2009. Since FSP No. FAS 107-1 and APB 28-1 addresses financial statement disclosures only, the adoption of this FSP will not have an impact on the Company’s financial position, results of operations or cash flows.

10.	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (Statement) No. 157, Fair Value Measurements. Statement No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosure requirements regarding the use of fair value measurements The adoption of Statement No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Derivatives. Derivatives are recorded at fair value on a recurring basis and include a credit default swap. The fair value of the credit default swap is measured by the Company using a third party pricing model. See note 6 for a discussion of the valuation model for the credit default swap, including the key inputs and assumptions to the model. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap has been classified as Level 3 within the fair value hierarchy.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available for sale:
Fixed maturities	$—	$4,547,167	$—	$4,547,167
Equity securities	946,099	—	—	946,099
Short-term investments	609,149	43,097	—	652,246

Liabilities:
Derivatives	$—	$—	$29,958	$29,958

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	Derivatives
Beginning balance as of January 1, 2009	$29,964
Total net gains for the quarter included in:
Net income	(6)
Other comprehensive loss	—
Purchases, sales, issuances and settlements, net	—
Net transfers into (out of) Level 3	—

Ending balance as of March 31, 2009	$29,958

Net unrealized gains included in net income for the quarter relating to liabilities held at March 31, 2009	$(6	) (1)

(1)	Included in net investment income in the consolidated statement of income and comprehensive loss.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Readers are urged to review our 2008 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

Our Excess and Surplus Lines segment writes property and casualty insurance outside of the standard market for hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. In 2008, our Excess and Surplus Lines segment was comprised of four underwriting units, each with product-focused specialists servicing brokers, agents and insureds across the United States from their respective underwriting unit locations. In late March 2009, we transitioned the four underwriting units included in our Excess and Surplus Lines segment to a customer-focused regional office model as part of our previously announced “One Markel” initiative. Under this new model, each of our five regional offices will be responsible for serving the needs of the wholesale producers located in its region. The underwriters at our regional offices have access to and expertise in all of our product offerings and are located closer to our producers.

Our Specialty Admitted segment writes risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets and personal and commercial property and liability coverages. During 2009, our Specialty Admitted segment consists of two underwriting units. Our Specialty Admitted segment included a third underwriting unit, Markel Global Marine and Energy, until late 2008 when we decided to close that unit and place its programs into run-off.

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

Results of Operations

The following table compares the components of net income.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Underwriting profit	$21,998	$40,528
Net investment income	69,056	76,012
Net realized investment losses	(55,183)	(56,308)
Amortization of intangible assets	(1,179)	(950)
Interest expense	(11,390)	(12,831)
Income tax expense	(6,944)	(12,463)

Net income	$16,358	$33,988

Net income for the three months ended March 31, 2009 decreased due to lower underwriting profits and lower investment returns as compared to the same period of 2008. The components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Gross premium volume	$486,836	$570,514
Net written premiums	$438,055	$509,223
Net retention	90%	89%
Earned premiums	$457,246	$500,420
Losses and loss adjustment expenses	$253,411	$280,144
Underwriting, acquisition and insurance expenses	$181,837	$179,748
Underwriting profit	$21,998	$40,528

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	89%	88%
Specialty Admitted	110%	98%
London Insurance Market	97%	96%
Other	NM (2)	NM (2)
Markel Corporation (Consolidated)	95%	92%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 95% for the first quarter of 2009 compared to 92% for the same period last year. The increase in the combined ratio was due to a higher current accident year loss ratio and a higher expense ratio, partially offset by more favorable development of prior years’ loss reserves during the first quarter of 2009 compared to the same period in 2008. The expense ratio for the first quarter of 2009 included approximately $8 million, or 2 points on the combined ratio, of costs associated with the implementation of our One Markel initiative.

The combined ratio for the Excess and Surplus Lines segment was 89% for the first quarter of 2009 compared to 88% for the same period last year. The increase in the combined ratio was primarily attributable to a higher expense ratio, which was due to costs associated with the implementation of our One Markel initiative and a decline in earned premiums in 2009 compared to 2008. The unfavorable impact of a higher expense ratio was offset in part by more favorable development of prior years’ loss reserves in the first quarter of 2009 compared to the same period of 2008, principally on our professional and product liability programs in this segment. The Excess and Surplus Lines segment’s combined ratio for the quarter ended March 31, 2009 included $45.6 million of favorable development on prior years’ loss reserves compared to $30.6 million of favorable development for the same period of 2008.

The combined ratio for the Specialty Admitted segment was 110% for the quarter ended March 31, 2009 compared to 98% for the same period of 2008. The increase in the combined ratio was primarily due to unfavorable development of prior years’ loss reserves of $3.7 million during the first quarter of 2009 compared to favorable development of prior years’ loss reserves of $4.9 million during the same period of 2008. The unfavorable development of prior years’ loss reserves during the first quarter of 2009 was primarily due to an increase in the expected ultimate losses on the 2008 accident year for the excess liability program at the Markel Global Marine & Energy unit.

The combined ratio for the London Insurance Market segment was 97% for the quarter ended March 31, 2009 compared to 96% for the same period of 2008. The increase in the combined ratio in the first quarter of 2009 was due to a higher current accident year loss ratio, which was offset in part by a lower expense ratio compared to the first quarter of 2008. The higher current accident year loss ratio in 2009 was primarily the result of soft insurance market conditions, as well as adverse loss experience on the medical malpractice and construction professionals classes within the Professional and Financial Risks division. In late 2008, we ceased writing medical malpractice coverage at Markel International; however, premiums on this business will continue to be earned over the next several quarters. The London Insurance Market segment’s combined ratio during the first quarter of both 2009 and 2008 included $15.0 million of favorable development on prior years’ loss reserves.

The Other segment produced an underwriting loss of $0.5 million for the quarter ended March 31, 2009 compared to an underwriting profit of $0.7 million for the same period of 2008.

Premiums and Net Retentions

The following table summarizes gross premium volume and net written premiums by segment.

Gross Premium Volume Three Months Ended March 31,			Net Written Premiums Three Months Ended March 31,
2009	2008	(dollars in thousands)	2009	2008
$238,353	$296,446	Excess and Surplus Lines	$216,409	$263,319
63,456	71,557	Specialty Admitted	57,459	63,967
184,965	202,630	London Insurance Market	164,078	182,258
62	(119)	Other	109	(321)

$486,836	$570,514	Total	$438,055	$509,223

Gross premium volume for the first quarter of 2009 decreased 15% compared to the same period of 2008 primarily due to continued intense competition across many of our product lines and to the effects of the current economic environment. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity that began in 2008. Also contributing to the decline in gross premium volume in 2009 are the effects of foreign currency exchange rate movements. Had currency exchange rates remained constant between the first quarter of 2009 and the first quarter of 2008, gross written premiums would have decreased 10%.

In late 2008, we reviewed the pricing for all of our major product lines and began pursuing price increases in many product areas. During the first quarter of 2009, we saw the rate of decline in prices slow and experienced moderate price increases in several product lines, most notably those offered by Markel International. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume has declined and, if the competitive environment does not improve, could decline further in the future.

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume for the first quarter of 2009 was 90% compared to 89% for the same period of 2008. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business.

The following table summarizes earned premiums by segment.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Excess and Surplus Lines	$249,240	$277,397
Specialty Admitted	76,696	76,741
London Insurance Market	131,201	146,603
Other	109	(321)

Total	$457,246	$500,420

Earned premiums for the three months ended March 31, 2009 decreased 9% compared to the same period of 2008. The decrease in 2009 was due in part to the effects of foreign currency exchange rate movements. Had currency exchange rates remained constant between the first quarter of 2009 and the first quarter of 2008, earned premiums would have decreased 4%. Excluding the effects of foreign currency, the decrease in 2009 was primarily due to lower earned premiums in the Excess and Surplus Lines segment as a result of lower gross premium volume compared to 2008.

Investing Results

Net investment income for the three months ended March 31, 2009 was $69.1 million compared to $76.0 million for the same period of 2008. The decrease for the first quarter of 2009 was primarily due to having lower average invested assets and lower yields compared to the first quarter of 2008. Our investment yield has declined compared to 2008 as we have increased our allocation to short-term investments and cash and cash equivalents and short-term interest rates have declined. Additionally, dividend income was lower in the first quarter of 2009 compared to the same period of 2008. Net investment income for the first quarter of 2008 included an adverse change in the fair value of the credit default swap of $4.1 million. For the first quarter of 2009, the change in the fair value of the credit default swap was less than $0.1 million.

Net realized investment losses for the first quarter of 2009 were $55.2 million compared to $56.3 million for the first quarter of 2008. Net realized investment losses for the first quarter of 2009 included $55.5 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $72.0 million for the same period of 2008. The write downs in 2009 related to 28 equity securities and ten fixed maturities. The most significant write downs in 2009 related to our equity holdings in General Electric Company and United Parcel Service, Inc., for which we had write downs of $21.0 million and $9.5 million, respectively. Given the extent to which the fair value of these securities was below cost and management’s belief that these securities were unlikely to recover in the near term, the decline in fair value for these securities was deemed other-than-temporary and was charged to earnings. These two investments represent 55% of the total write down for other-than-temporary declines in the estimated fair value of investments for the first quarter of 2009.

We complete a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2009, we held securities with gross unrealized losses of $230.2 million, or approximately 3% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2009. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods.

Other Expenses

Interest expense for the three months ended March 31, 2009 decreased to $11.4 million from $12.8 million in the same period of 2008 primarily due to the maturity of our 7.00% unsecured senior notes in May 2008.

The estimated annual effective tax rate was 30% and 27% for the three months ended March 31, 2009 and 2008, respectively. The increase in 2009 is primarily due to a higher effective tax rate on capital items. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

Comprehensive Loss

Comprehensive loss was $2.0 million for the three months ended March 31, 2009 compared to $19.9 million for the same period of 2008. Comprehensive loss for the first quarter of 2009 included net unrealized losses on investments, net of taxes, of $19.5 million, partially offset by net income of $16.4 million. Comprehensive loss for the first quarter of 2008 included net unrealized losses on investments, net of taxes, of $50.0 million, partially offset by net income of $34.0 million.

Financial Condition

Invested assets were $6.9 billion at both March 31, 2009 and December 31, 2008. Net unrealized holding gains on investments, net of taxes, were $39.1 million at March 31, 2009 compared to $58.7 million at December 31, 2008. Equity securities and investments in affiliates were $1.0 billion, or 15% of invested assets, at March 31, 2009 compared to $1.2 billion, or 17% of invested assets, at December 31, 2008.

Net cash provided by operating activities was $10.1 million for the three months ended March 31, 2009 compared to $48.9 million for the same period of 2008. The decrease in 2009 was primarily due to lower cash flows from underwriting activities in the Excess and Surplus Lines segment, partially offset by lower incentive compensation payments compared to the same period of 2008.

Net cash used by investing activities was $48.3 million for the three months ended March 31, 2009 compared to net cash provided by investing activities of $92.8 million for the same period of 2008. During the first quarter of 2009, we continued to increase our holdings of short-term investments and cash and cash equivalents. As bonds matured, we reinvested the proceeds in short-term investments. We did not purchase or sell significant amounts of equity securities or fixed maturities during the first quarter of 2009.

Net cash provided by financing activities was $50.0 million for the three months ended March 31, 2009 compared to net cash used by financing activities of $8.9 million for the same period of 2008. During the first quarter of 2009, net borrowings under our revolving credit facility increased $50 million. During the first quarter of 2008, cash of $8.9 million was used to repurchase shares of our common stock.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 25% at March 31, 2009 and 24% at December 31, 2008. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

At March 31, 2009, our holding company had $707.6 million of invested assets compared to $650.6 million of invested assets at December 31, 2008.

Shareholders’ equity was $2.2 billion at both March 31, 2009 and December 31, 2008. Book value per share decreased to $222.14 at March 31, 2009 from $222.20 at December 31, 2008 primarily due to $2.0 million of comprehensive loss in the first quarter of 2009.

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

During the first quarter of 2009, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2008.

During 2008, there were significant disruptions in the financial markets, which have continued into 2009. These market disruptions have resulted in a lack of liquidity within the credit markets, which has increased credit risk in the financial markets and resulted in the widening of credit spreads. Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. Net unrealized investment losses on fixed maturities were $80.6 million at March 31, 2009 compared to $129.8 million at December 31, 2008. The net unrealized investment losses on our fixed maturity portfolio were due in part to increased credit risk.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 90% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2009, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at March 31, 2009 was $6.9 billion, 85% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 15% of which was invested in equity securities and investments in affiliates. At December 31, 2008, the estimated fair value of our investment portfolio was $6.9 billion, 83% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 17% of which was invested in equity securities and investments in affiliates.

Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances. We evaluate the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. At March 31, 2009, we did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which are financial instruments whose valuations, in many cases, have been significantly affected by a lack of market liquidity.

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

There were no changes in our internal control over financial reporting during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under “Risk Factors” and “Safe Harbor and Cautionary Statement” in our 2008 Annual Report on Form 10-K or are included in the items listed below:

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

•

we cannot predict the extent and duration of current economic and market disruptions; the effects of government interventions (including, among other things, financial stability and recovery initiatives, the American International Group, Inc. takeover, the economic stimulus package and potential regulatory changes) into the market to address these disruptions; and their combined impact on our industry, business and investment portfolio;

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of May, 2009.

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2009 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Form of Restricted Stock Unit Award Agreement for F. Michael Crowley*

10.2	Form of 2009 Restricted Stock Unit Award Agreement for Executive Officers*

10.3	Form of 2009 Restricted Stock Unit Award Agreement for F. Michael Crowley*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 20, 2007.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
*	Filed with this report.