Form 10-Q
period 2009-06-30
MARKEL CORP
filed 2009-08-05
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at July 31, 2009: 9,815,050

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,668,210 in 2009 and $4,722,371 in 2008)	$4,662,880	$4,592,552
Equity securities (cost of $814,010 in 2009 and $855,188 in 2008)	1,055,879	1,073,769
Short-term investments (estimated fair value approximates cost)	814,934	508,834
Investments in affiliates	97,192	93,723

Total Investments	6,630,885	6,268,878

Cash and cash equivalents	686,136	639,578
Receivables	324,154	271,067
Reinsurance recoverable on unpaid losses	958,979	1,026,858
Reinsurance recoverable on paid losses	68,940	71,890
Deferred policy acquisition costs	172,164	183,755
Prepaid reinsurance premiums	77,293	86,534
Goodwill and intangible assets	341,674	344,031
Other assets	451,274	585,099

Total Assets	$9,711,499	$9,477,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,524,183	$5,492,339
Unearned premiums	811,603	827,888
Payables to insurance companies	59,731	42,399
Senior long-term debt (estimated fair value of $700,000 in 2009 and $620,000 in 2008)	738,754	688,509
Other liabilities	224,803	245,881

Total Liabilities	7,359,074	7,297,016

Shareholders’ equity:
Common stock	871,622	869,744
Retained earnings	1,362,357	1,297,901
Accumulated other comprehensive income	118,446	13,029

Total Shareholders’ Equity	2,352,425	2,180,674
Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$9,711,499	$9,477,690

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share data)

OPERATING REVENUES
Earned premiums	$455,214	$503,704	$912,460	$1,004,124
Net investment income	65,046	76,521	134,102	152,533
Net realized investment gains (losses):
Other-than-temporary impairment losses	(11,763)	(20,510)	(67,237)	(92,538)
Less other-than-temporary impairment losses recognized in other comprehensive income (loss)	3,757	—	3,757	—

Other-than-temporary impairment losses recognized in net income	(8,006)	(20,510)	(63,480)	(92,538)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(7,430)	45,250	(7,139)	60,970

Net realized investment gains (losses)	(15,436)	24,740	(70,619)	(31,568)

Total Operating Revenues	504,824	604,965	975,943	1,125,089

OPERATING EXPENSES
Losses and loss adjustment expenses	286,139	292,689	539,550	572,833
Underwriting, acquisition and insurance expenses	166,394	186,115	348,231	365,863
Amortization of intangible assets	1,178	1,148	2,357	2,098

Total Operating Expenses	453,711	479,952	890,138	940,794

Operating Income	51,113	125,013	85,805	184,295
Interest expense	11,594	11,934	22,984	24,765

Income Before Income Taxes	39,519	113,079	62,821	159,530
Income tax expense	6,721	30,837	13,665	43,300

Net Income	$32,798	$82,242	$49,156	$116,230

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on investments, net of taxes:
Net holding gains (losses) arising during the period	$121,385	$(163,991)	$66,351	$(251,471)
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period, net of taxes	(3,082)	—	(3,082)	—
Less reclassification adjustments for net gains (losses) included in net income	13,447	(16,642)	48,950	20,834

Net unrealized gains (losses)	131,750	(180,633)	112,219	(230,637)
Currency translation adjustments, net of taxes	6,938	340	7,819	267
Change in net actuarial pension loss, net of taxes	383	275	679	553
Unrealized gains on treasury lock agreements arising during the period, net of taxes	—	4,884	—	806
Reclassification adjustments for gains on treasury lock agreements included in net income, net of taxes	—	(806)	—	(806)

Total Other Comprehensive Income (Loss)	139,071	(175,940)	120,717	(229,817)

Comprehensive Income (Loss)	$171,869	$(93,698)	$169,873	$(113,587)

NET INCOME PER SHARE
Basic	$3.34	$8.30	$5.01	$11.71
Diluted	$3.34	$8.29	$5.00	$11.69

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands)

COMMON STOCK
Balance at beginning of period	$869,744	$866,362
Restricted stock units expensed	1,375	2,221
Other	503	1,195

Balance at end of period	$871,622	$869,778

RETAINED EARNINGS
Balance at beginning of period	$1,297,901	$1,417,269
Net income	49,156	116,230
Cumulative effect of adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, net of taxes	15,300	—
Repurchases of common stock	—	(41,906)

Balance at end of period	$1,362,357	$1,491,593

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized holding gains on investments, net of taxes:
Balance at beginning of period	$58,652	$388,521
Net unrealized gains (losses) on investments, net of taxes	115,301	(230,637)

Balance at end of period	173,953	157,884

Unrealized other-than-temporary impairment losses on fixed maturities, net of taxes:
Balance beginning of period	—	—
Cumulative effect of adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, net of taxes	(15,300)	—
Unrealized other-than-temporary impairment losses on fixed maturities, net of taxes	(3,082)	—

Balance at end of period	(18,382)	—

Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(15,416)	(7,523)
Currency translation adjustments, net of taxes	7,819	267

Balance at end of period	(7,597)	(7,256)

Net actuarial pension loss, net of taxes:
Balance at beginning of period	(30,207)	(23,467)
Change in net actuarial pension loss, net of taxes	679	553

Balance at end of period	(29,528)	(22,914)

Balance at end of period	$118,446	$127,714

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,352,425	$2,489,085

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands)

OPERATING ACTIVITIES
Net income	$49,156	$116,230
Adjustments to reconcile net income to net cash provided by operating activities	65,285	116,530

Net Cash Provided By Operating Activities	114,441	232,760

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	42,823	453,877
Proceeds from maturities, calls and prepayments of fixed maturities	166,117	220,032
Cost of fixed maturities and equity securities purchased	(107,718)	(466,196)
Net change in short-term investments	(246,899)	(86,682)
Cost of investments in affiliates	(4,454)	(5,977)
Other	23,199	(10,091)

Net Cash Provided (Used) By Investing Activities	(126,932)	104,963

FINANCING ACTIVITIES
Additions to senior long-term debt	150,000	—
Repayment of senior long-term debt	(100,000)	(93,050)
Repurchases of common stock	—	(41,906)

Net Cash Provided (Used) By Financing Activities	50,000	(134,956)

Effect of foreign currency rate changes on cash and cash equivalents	9,049	1,721

Increase in cash and cash equivalents	46,558	204,488
Cash and cash equivalents at beginning of period	639,578	477,661

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$686,136	$682,149

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of June 30, 2009, the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity and cash flows for the quarters and six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited annual consolidated financial statements.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Net Income per Share

Net income per share was determined by dividing net income by the applicable weighted average shares outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net income as reported	$32,798	$82,242	$49,156	$116,230

Basic common shares outstanding	9,815	9,904	9,814	9,925
Dilutive potential common shares	10	19	10	19

Diluted shares outstanding	9,825	9,923	9,824	9,944

Basic net income per share	$3.34	$8.30	$5.01	$11.71

Diluted net income per share	$3.34	$8.29	$5.00	$11.69

3. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended June 30,
(dollars in thousands)	2009		2008
	Written	Earned	Written	Earned
Direct	$446,515	$452,277	$558,786	$529,541
Assumed	59,160	55,161	54,365	47,623
Ceded	(49,482)	(52,224)	(78,189)	(73,460)

Net premiums	$456,193	$455,214	$534,962	$503,704

	Six Months Ended June 30,
(dollars in thousands)	2009		2008
	Written	Earned	Written	Earned
Direct	$853,733	$915,169	$1,050,848	$1,050,032
Assumed	138,778	106,035	132,817	94,168
Ceded	(98,263)	(108,744)	(139,480)	(140,076)

Net premiums	$894,248	$912,460	$1,044,185	$1,004,124

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $0.7 million and $60.2 million, respectively, for the quarters ended June 30, 2009 and 2008 and $16.8 million and $119.3 million, respectively, for the six months ended June 30, 2009 and 2008.

4. Investments

a) The following table summarizes the Company’s available-for-sale investments.

	June 30, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$338,455	$17,595	$(58)	$—	$355,992
Obligations of states, municipalities and political subdivisions	1,946,828	29,261	(31,524)	—	1,944,565
Foreign governments	300,847	7,302	(490)	—	307,659
Residential mortgage-backed securities	454,449	19,647	(2,638)	(10,478)	460,980
Asset-backed securities	29,559	82	(2,544)	—	27,097
Public utilities	143,966	4,802	(890)	—	147,878
Convertible bonds	29,656	—	—	—	29,656
All other corporate bonds	1,424,450	41,367	(58,962)	(17,802)	1,389,053

Total fixed maturities	4,668,210	120,056	(97,106)	(28,280)	4,662,880
Equity securities:
Insurance companies, banks and trusts	343,912	138,004	(5,915)	—	476,001
Industrial, consumer and all other	470,098	117,977	(8,197)	—	579,878

Total equity securities	814,010	255,981	(14,112)	—	1,055,879
Short-term investments	814,953	45	(64)	—	814,934

Investments, available-for-sale	$6,297,173	$376,082	$(111,282)	$(28,280)	$6,533,693

b) The following table summarizes gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2009
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$8,142	$(58)	$—	$—	$8,142	$(58)
Obligations of states, municipalities and political subdivisions	153,398	(3,823)	621,211	(27,701)	774,609	(31,524)
Foreign governments	27,399	(490)	—	—	27,399	(490)
Residential mortgage-backed securities	9,901	(11,137)	24,401	(1,979)	34,302	(13,116)
Asset-backed securities	962	(132)	22,332	(2,412)	23,294	(2,544)
Public utilities	—	—	11,506	(890)	11,506	(890)
All other corporate bonds	179,241	(31,139)	555,549	(45,625)	734,790	(76,764)

Total fixed maturities	379,043	(46,779)	1,234,999	(78,607)	1,614,042	(125,386)
Equity securities:
Insurance companies, banks and trusts	44,741	(5,915)	—	—	44,741	(5,915)
Industrial, consumer and all other	42,116	(785)	83,233	(7,412)	125,349	(8,197)

Total equity securities	86,857	(6,700)	83,233	(7,412)	170,090	(14,112)
Short-term investments	98,081	(64)	—	—	98,081	(64)

Total	$563,981	$(53,543)	$1,318,232	$(86,019)	$1,882,213	$(139,562)

At June 30, 2009, the Company held 403 securities with a total estimated fair value of $1.9 billion and gross unrealized losses of $139.6 million. Of these 403 securities, 303 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $1.3 billion and gross unrealized losses of $86.0 million. Of these securities, 296 securities were fixed maturities where the Company expects to receive all interest and principal payments when contractually due and seven were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. Of the seven equity securities, six securities had a fair value in excess of 85% of their cost basis at June 30, 2009.

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. All securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for other-than-temporary impairment, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For equity securities, the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery is considered. For fixed maturities, the Company considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery, the implied yield-to-maturity, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due.

For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed maturities where the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the non-credit portion of the other-than-temporary impairment, which is recognized in other comprehensive income (loss). The discount rate used to calculate the estimated present value of the cash flows expected to be collected is the effective interest rate implicit for the security at the date of purchase.

When assessing whether it intends to sell a fixed maturity or if it is likely to be required to sell a fixed maturity before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing. Additional information on the methodology and significant inputs, by security type, that the Company used in 2009 to determine the amount of credit loss recognized on fixed maturities with declines in fair value below amortized cost that were considered to be other-than-temporary is provided below.

Residential mortgage-backed securities. For U.S. mortgage-backed securities, credit impairment is assessed by estimating future cash flows from the underlying mortgage loans and interest payments. The cash flow estimate incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including prepayment rates, default rates, recovery rates on foreclosed properties and loss severity assumptions. Management develops specific assumptions using market data and internal estimates, as well as estimates from rating agencies and other third party sources. Default rates are estimated by considering current underlying mortgage loan performance. Estimates of future cash flows are discounted to present value. If the present value of expected cash flows is less than the amortized cost, the Company recognizes the estimated credit loss in net income.

Corporate bonds. For corporate bonds, credit impairment is assessed by evaluating the underlying issuer. As part of this assessment, the Company analyzes various factors, including the following:

•	fundamentals of the issuer, including current and projected earnings, current liquidity position and ability to raise capital;

•	fundamentals of the industry in which the issuer operates;

•	expectations of defaults and recovery rates;

•	changes in ratings by the rating agencies;

•	other relevant market considerations; and

•	receipt of interest payments

Default probabilities and recovery rates from rating agencies are key factors used in calculating the credit loss. Additional research of the industry and issuer is completed to determine if there is any current information that may affect the fixed maturity or its issuer in a negative manner and require an adjustment to the cash flow assumptions.

c) The amortized cost and estimated fair value of fixed maturities at June 30, 2009 are shown below by contractual maturity and investment type.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:
Due in one year or less	$43,017	$43,733
Due after one year through five years	158,627	167,219
Due after five years through ten years	136,145	144,294
Due after ten years	666	746

Total	338,455	355,992

Obligations of states, municipalities and political subdivisions:
Due in one year or less	25	25
Due after one year through five years	45,085	45,463
Due after five years through ten years	516,804	524,635
Due after ten years	1,384,914	1,374,442

Total	1,946,828	1,944,565

Foreign governments:
Due in one year or less	3,666	3,727
Due after one year through five years	123,976	127,737
Due after five years through ten years	173,205	176,195
Due after ten years	—	—

Total	300,847	307,659

Residential mortgage-backed securities:
Due in one year or less	—	—
Due after one year through five years	18,378	18,811
Due after five years through ten years	58,143	59,582
Due after ten years	377,928	382,587

Total	454,449	460,980

Asset-backed securities:
Due in one year or less	1,731	1,759
Due after one year through five years	11,945	10,449
Due after five years through ten years	2,082	1,962
Due after ten years	13,801	12,927

Total	29,559	27,097

Public utilities:
Due in one year or less	10,213	10,465
Due after one year through five years	98,297	101,670
Due after five years through ten years	35,456	35,743
Due after ten years	—	—

Total	143,966	147,878

Convertible bonds and all other corporate bonds:
Due in one year or less	134,946	137,031
Due after one year through five years	718,746	715,670
Due after five years through ten years	589,596	555,891
Due after ten years	10,818	10,117

Total	1,454,106	1,418,709

Total fixed maturities:
Due in one year or less	193,598	196,740
Due after one year through five years	1,175,054	1,187,019
Due after five years through ten years	1,511,431	1,498,302
Due after ten years	1,788,127	1,780,819

Total fixed maturities	$4,668,210	$4,662,880

d) The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income.

(dollars in thousands)	Quarter and Six Months Ended June 30, 2009
Cumulative credit loss, beginning balance	$—
Adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2	237

Additions:
Other-than-temporary impairment losses not previously recognized	4,413
Increases related to other-than-temporary impairment losses previously recognized	1,564

Total additions	5,977

Reductions:
Sales of fixed maturities on which credit losses were recognized	—

Cumulative credit loss, ending balance	$6,214

e) The following tables present realized investment gains (losses) and the change in net unrealized gains.

	Quarter Ended June 30,
(dollars in thousands)	2009	2008
Realized gains:
Sales of fixed maturities	$873	$2,312
Sales of equity securities	618	46,700
Other	5,250	1,240

Total realized gains	6,741	50,252

Realized losses:
Sales of fixed maturities	(14,171)	(1,301)
Sales of equity securities	—	(1,597)
Other-than-temporary impairments	(8,006)	(20,510)
Other	—	(2,104)

Total realized losses	(22,177)	(25,512)

Net realized investment gains (losses)	$(15,436)	$24,740

Change in net unrealized gains:
Fixed maturities	$75,302	$(79,152)
Equity securities	102,987	(197,798)
Short-term investments	(45)	—

Net increase (decrease)	$178,244	$(276,950)

	Six Months Ended June 30,
(dollars in thousands)	2009	2008
Realized gains:
Sales of fixed maturities	$2,701	$8,860
Sales of equity securities	631	59,115
Other	4,687	1,240

Total realized gains	8,019	69,215

Realized losses:
Sales of fixed maturities	(15,145)	(2,017)
Sales of equity securities	(13)	(5,472)
Other-than-temporary impairments	(63,480)	(92,538)
Other	—	(756)

Total realized losses	(78,638)	(100,783)

Net realized investment losses	$(70,619)	$(31,568)

Change in net unrealized gains:
Fixed maturities	$124,489	$(108,732)
Equity securities	23,288	(245,868)
Short-term investments	(41)	—

Net increase (decrease)	$147,736	$(354,600)

f) The following tables present other-than-temporary impairment losses recognized in net income and included in net realized investment gains (losses) by investment type.

	Quarter Ended June 30,
(dollars in thousands)	2009	2008
Fixed maturities:
Corporate bonds	$(3,844)	$—
Residential mortgage-backed securities	(646)	—
Other	(1,487)	—

Total fixed maturities	(5,977)	—
Equity securities:
Insurance companies, banks and trusts	(2,004)	(19,448)
Industrial, consumer and all other	(25)	(1,062)

Total equity securities	(2,029)	(20,510)

Total	$(8,006)	$(20,510)

	Six Months Ended June 30,
(dollars in thousands)	2009	2008
Fixed maturities:
Corporate bonds	$(5,712)	$(1,525)
Residential mortgage-backed securities	(2,035)	—
Other	(1,487)	—

Total fixed maturities	(9,234)	(1,525)
Equity securities:
Insurance companies, banks and trusts	(15,698)	(69,265)
Industrial, consumer and all other	(38,548)	(21,748)

Total equity securities	(54,246)	(91,013)

Total	$(63,480)	$(92,538)

Total write downs for other-than-temporary declines in the estimated fair value of investments for the second quarter of 2009 were $11.8 million, of which $8.0 million was recognized in net income and $3.8 million was recognized in other comprehensive income. The write downs for other-than-temporary declines in the estimated fair value of investments for the second quarter of 2009 related to two equity securities and nine fixed maturities. Total write downs for other-than-temporary declines in the estimated fair value of investments for the six months ended June 30, 2009 were $67.2 million, of which $63.5 million was recognized in net income and $3.8 million was recognized in other comprehensive income. The write downs for other-than-temporary declines in the estimated fair value of investments for the six months ended June 30, 2009 related to 29 equity securities and 15 fixed maturities. The most significant write downs for the six months ended June 30, 2009 related to the Company’s equity holdings in General Electric Company and United Parcel Service, Inc., for which the Company had write downs of $21.0 million and $9.5 million, respectively. Given the extent to which the fair value of these equity securities was below cost and management’s belief that these securities were unlikely to recover in the near term, the decline in fair value for these securities was deemed other-than-temporary and was recognized in net income. These two investments represent 45% of the total write down for other-than-temporary declines in the estimated fair value of investments for the six months ended June 30, 2009. Net realized investment losses included $20.5 million and $92.5 million of write downs for other-than-temporary declines in the estimated fair value of investments for the quarter and six months ended June 30, 2008, respectively.

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

	Quarter Ended June 30, 2009
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$255,342	$77,095	$173,234	$—	$4	$505,675
Net written premiums	230,591	72,413	153,478	—	(289)	456,193

Earned premiums	$241,563	$76,793	$137,147	$—	$(289)	$455,214
Losses and loss adjustment expenses:
Current year	176,798	49,010	98,057	—	—	323,865
Prior years	(5,415)	(4,168)	(22,816)	—	(5,327)	(37,726)
Underwriting, acquisition and insurance expenses	93,277	23,172	49,593	—	352	166,394

Underwriting profit (loss)	(23,097)	8,779	12,313	—	4,686	2,681

Net investment income	—	—	—	65,046	—	65,046
Net realized investment losses	—	—	—	(15,436)	—	(15,436)

Segment profit (loss)	$(23,097)	$8,779	$12,313	$49,610	$4,686	$52,291

Amortization of intangible assets						1,178
Interest expense						11,594

Income before income taxes						$39,519

U.S. GAAP combined ratio(1)	110%	89%	91%	—	NM (2)	99%

	Quarter Ended June 30, 2008

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$314,405	$95,631	$202,705	$—	$410	$613,151
Net written premiums	271,613	86,668	176,348	—	333	534,962

Earned premiums	$273,566	$78,706	$151,099	$—	$333	$503,704
Losses and loss adjustment expenses:
Current year	170,864	49,191	104,412	—	—	324,467
Prior years	(17,139)	389	(14,012)	—	(1,016)	(31,778)
Underwriting, acquisition and insurance expenses	97,350	28,946	58,459	—	1,360	186,115

Underwriting profit (loss)	22,491	180	2,240	—	(11)	24,900

Net investment income	—	—	—	76,521	—	76,521
Net realized investment gains	—	—	—	24,740	—	24,740

Segment profit (loss)	$22,491	$180	$2,240	$101,261	$(11)	$126,161

Amortization of intangible assets						1,148
Interest expense						11,934

Income before income taxes						$113,079

U.S. GAAP combined ratio(1)	92%	100%	99%	—	NM (2)	95%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2009

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$493,695	$140,551	$358,199	$—	$66	$992,511
Net written premiums	447,000	129,872	317,556	—	(180)	894,248

Earned premiums	$490,803	$153,489	$268,348	$—	$(180)	$912,460
Losses and loss adjustment expenses:
Current year	341,724	99,483	192,777	—	—	633,984
Prior years	(51,021)	(428)	(37,897)	—	(5,088)	(94,434)
Underwriting, acquisition and insurance expenses	196,960	53,375	97,149	—	747	348,231

Underwriting profit	3,140	1,059	16,319	—	4,161	24,679

Net investment income	—	—	—	134,102	—	134,102
Net realized investment losses	—	—	—	(70,619)	—	(70,619)

Segment profit	$3,140	$1,059	$16,319	$63,483	$4,161	$88,162

Amortization of intangible assets						2,357
Interest expense						22,984

Income before income taxes						$62,821

U.S. GAAP combined ratio(1)	99%	99%	94%	—	NM (2)	97%

	Six Months Ended June 30, 2008

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$610,851	$167,188	$405,335	$—	$291	$1,183,665
Net written premiums	534,932	150,635	358,606	—	12	1,044,185

Earned premiums	$550,963	$155,447	$297,702	$—	$12	$1,004,124
Losses and loss adjustment expenses:
Current year	349,125	97,507	205,333	—	—	651,965
Prior years	(47,756)	(4,513)	(29,049)	—	2,186	(79,132)
Underwriting, acquisition and insurance expenses	194,367	60,358	113,999	—	(2,861)	365,863

Underwriting profit	55,227	2,095	7,419	—	687	65,428

Net investment income	—	—	—	152,533	—	152,533
Net realized investment losses	—	—	—	(31,568)	—	(31,568)

Segment profit	$55,227	$2,095	$7,419	$120,965	$687	$186,393

Amortization of intangible assets Interest expense						2,098 24,765

Income before income taxes						$159,530

U.S. GAAP combined ratio(1)	90%	99%	98%	—	NM (2)	93%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	June 30, 2009	December 31, 2008
Segment Assets:
Investing	$7,317,021	$6,908,456
Other	2,394,478	2,569,234

Total Assets	$9,711,499	$9,477,690

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

The credit default swap is accounted for as a derivative instrument and is recorded at fair value and any changes in fair value are recorded in net investment income. At June 30, 2009, the credit default swap had a fair value of $27.6 million. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheet. For the quarter and six months ended June 30, 2009, net investment income included a favorable change in the fair value of the credit default swap of $2.3 million. For the quarter ended June 30, 2008, the change in the fair value of the credit default swap was less than $0.1 million. For the six months ended June 30, 2008, net investment income included an adverse change in the fair value of the credit default swap of $4.1 million.

Since entering into the credit default swap agreement, the Company has paid $16.9 million to settle its obligations related to credit events. These payments reduced the Company’s liability related to its credit default swap; as a result, the notional amount for which the Company has exposure decreased to $33.1 million.

The Company had no other material derivative instruments at June 30, 2009.

7. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $2.9 million and $6.0 million, respectively, for the quarter and six months ended June 30, 2009 and $3.3 million and $6.7 million, respectively, for the same periods in 2008.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Service cost	$413	$519	$794	$1,041
Interest cost	1,379	1,564	2,740	3,137
Expected return on plan assets	(1,680)	(1,928)	(3,230)	(3,864)
Amortization of net actuarial pension loss	590	428	1,045	856

Net periodic benefit cost	$702	$583	$1,349	$1,170

The Company contributed $5.9 million to the Terra Nova Pension Plan during the six months ended June 30, 2009. The Company expects plan contributions to approximate $6.5 million in 2009.

8. Contingencies

On February 10, 2009, Guaranty Bank, an insured under a program written by the Company covering financial institutions against defaults on second mortgages and home equity loans, filed a lawsuit against the Company’s subsidiary, Evanston Insurance Company, and the managing general agent for the program, Universal Assurors Agency, Inc., in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges violations of the Wisconsin insurance code relating to Guaranty Bank’s policy, which has been in force since 2004, and seeks, among other things, the return of all premiums paid under the policy and a declaration requiring continued coverage of losses notwithstanding the claim for return of premiums paid. Premiums paid from inception of Guaranty Bank’s policy through June 30, 2009 have been approximately $41 million and covered losses have been approximately $32 million. At June 30, 2009, the policy insured a portfolio of loans totaling approximately $593 million, and the limit of the Company’s liability for additional losses with respect to the covered loans is estimated to be approximately $126 million. On March 23, 2009, Guaranty Bank filed a motion for a preliminary injunction with the court, asking that it be relieved from paying premiums while the litigation is pending, with the Company still being required to pay losses. On July 14, 2009, the court issued an order denying the motion for a preliminary injunction. While the Company does not believe Guaranty Bank is entitled to the relief it has sought, the final outcome of the lawsuit cannot be predicted at this time.

Other contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

9. Recent Accounting Pronouncements

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. FAS 115-2 and FAS 124-2 amends the requirements for recognizing other-than-temporary impairment on debt securities and modifies the presentation of other-than-temporary impairment losses in the financial statements. FSP No. FAS 115-2 and FAS 124-2 requires other-than-temporary impairment of a debt security to be separated into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost. The amount of the other-

than-temporary impairment related to a credit loss is recognized in net income, and the amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. FSP No. FAS 115-2 and FAS 124-2 expands disclosure requirements related to other-than-temporary impairment, but does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

Upon adoption of FSP No. FAS 115-2 and FAS 124-2, the Company recorded an increase of $15.3 million, net of taxes, to the opening balance of retained earnings with a corresponding decrease to accumulated other comprehensive income to reclassify the non-credit portion of previously recognized other-than-temporary impairment losses on debt securities held as of April 1, 2009 for which the Company did not intend to sell the securities and did not believe that it would be required to sell the securities before recovery of their amortized cost.

Effective in the second quarter of 2009, the Company adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides additional guidance on how to estimate fair value when the volume and level of market activity for an asset or liability have significantly decreased. Under the provisions of FSP No. FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In such instances, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP No. FAS 157-4 also provides guidance on identifying circumstances that may indicate a transaction is not orderly. Under the provisions of FSP No. FAS 157-4, if evidence indicates that a transaction is not orderly, an entity should place little, if any, weight on that transaction price when estimating fair value. The adoption of FSP No. FAS 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective in the second quarter of 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments to be included in interim financial statements, adding to the existing requirement to provide those disclosures in annual financial statements. FSP No. FAS 107-1 and APB 28-1 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and to highlight any changes in these methods and assumptions from prior periods. Since FSP No. FAS 107-1 and APB 28-1 addresses financial statement disclosures only, the adoption of this FSP did not have an impact on the Company’s financial position, results of operations or cash flows.

Effective in the second quarter of 2009, the Company adopted Statement of Financial Accounting Standards (Statement) No. 165, Subsequent Events. Statement No. 165 provides guidance on the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The adoption of Statement No. 165 did not have an impact on the Company’s financial position, results of operations or cash flows. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 5, 2009.

10. Fair Value Measurements

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

Investments available-for-sale. Investments available-for-sale are recorded at fair value on a recurring basis and include fixed maturities, equity securities and short-term investments. Short-term investments include certificates of deposit, commercial paper, discount notes and treasury bills with original maturities of one year or less. Fair value for investments available for sale is determined by the Company after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of the Company’s fixed maturities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$355,992	$—	$355,992
Obligations of states, municipalities and political subdivisions	—	1,944,565	—	1,944,565
Foreign governments	—	307,659	—	307,659
Mortgage-backed securities	—	460,980	—	460,980
Asset-backed securities	—	27,097	—	27,097
Public utilities	—	147,878	—	147,878
Convertible bonds	—	29,656	—	29,656
All other corporate bonds	—	1,389,053	—	1,389,053

Total fixed maturities	—	4,662,880	—	4,662,880

Equity securities:
Insurance companies, banks and trusts	476,001	—	—	476,001
Industrial, consumer and all other	579,878	—	—	579,878

Total equity securities	1,055,879	—	—	1,055,879

Short-term investments	764,936	49,998	—	814,934

Total investments available-for-sale	1,820,815	4,712,878	—	6,533,693

Liabilities:
Derivative contracts	$—	$—	$27,630	$27,630

The following tables summarize changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	Derivatives
Beginning balance as of March 31, 2009	$29,958
Total net gains included in:
Net income	(2,328)
Other comprehensive income	—
Net transfers into (out of) Level 3	—

Ending balance as of June 30, 2009	$27,630

Net unrealized gains included in net income for the period relating to liabilities held at June 30, 2009	$2,328	(1)

(dollars in thousands)	Derivatives
Beginning balance as of January 1, 2009	$29,964
Total net gains included in:
Net income	(2,334)
Other comprehensive income	—
Net transfers into (out of) Level 3	—

Ending balance as of June 30, 2009	$27,630

Net unrealized gains included in net income for the period relating to liabilities held at June 30, 2009	$2,334	(1)

(1)	Included in net investment income in the consolidated statements of income and comprehensive income (loss).

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009.

The estimated fair value of the Company’s senior long-term debt is based on quoted market prices.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table compares the components of net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Underwriting profit	$2,681	$24,900	$24,679	$65,428
Net investment income	65,046	76,521	134,102	152,533
Net realized investment gains (losses)	(15,436)	24,740	(70,619)	(31,568)
Amortization of intangible assets	(1,178)	(1,148)	(2,357)	(2,098)
Interest expense	(11,594)	(11,934)	(22,984)	(24,765)
Income tax expense	(6,721)	(30,837)	(13,665)	(43,300)

Net income	$32,798	$82,242	$49,156	$116,230

Net income for the quarter and six months ended June 30, 2009 decreased 60% and 58%, respectively, compared to the same periods of 2008. The decrease in net income for the quarter and six months ended June 30, 2009 was primarily due to lower underwriting profits and lower investment returns as compared to the same periods of 2008. The components of net income are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Gross premium volume	$505,675	$613,151	$992,511	$1,183,665
Net written premiums	$456,193	$534,962	$894,248	$1,044,185
Net retention	90%	87%	90%	88%
Earned premiums	$455,214	$503,704	$912,460	$1,004,124
Losses and loss adjustment expenses	$286,139	$292,689	$539,550	$572,833
Underwriting, acquisition and insurance expenses	$166,394	$186,115	$348,231	$365,863
Underwriting profit	$2,681	$24,900	$24,679	$65,428

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	110%	92%	99%	90%
Specialty Admitted	89%	100%	99%	99%
London Insurance Market	91%	99%	94%	98%
Other	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	99%	95%	97%	93%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 99% and 97%, respectively, for the quarter and six months ended June 30, 2009 compared to 95% and 93%, respectively, for the same periods in 2008. The combined ratio for both the quarter and six months ended June 30, 2009 increased primarily due to a higher combined ratio for the Excess and Surplus Lines segment, which was partially offset by improved underwriting profitability in the London Insurance Market segment as compared to the same periods of 2008. The expense ratio for the quarter and six months ended June 30, 2009 included approximately $10 million and $18 million, respectively, of costs associated with the implementation of our One Markel initiative, which represents two points on the combined ratio in each period of 2009.

The combined ratio for the Excess and Surplus Lines segment was 110% and 99%, respectively, for the quarter and six months ended June 30, 2009 compared to 92% and 90%, respectively, for the same periods in 2008. For the second quarter of 2009, the increase in the combined ratio was due to a higher current accident year loss ratio, less favorable development of prior years’ loss reserves and a higher expense ratio compared to the same period of 2008. For the six months ended June 30, 2009, the increase in the combined ratio was due to a higher current accident year loss ratio and a higher expense ratio, which were partially offset by more favorable development of prior years’ loss reserves compared to the same period in 2008. The higher expense ratio in both periods of 2009 was primarily due to costs associated with the implementation of our One Markel initiative and a decline in earned premiums, which were partially offset by lower profit sharing costs compared to the same periods of 2008. The higher current accident year loss ratio in both periods of 2009 is due in part to soft insurance market conditions, which have resulted in price deterioration across most of our product lines. Additionally, given the current economic environment, we have experienced higher than expected incurred losses during 2009 in certain professional liability programs, most notably our architects and engineers and lawyers books of business.

The Excess and Surplus Lines segment’s combined ratio for the quarter and six months ended June 30, 2009 included $5.4 million and $51.0 million, respectively, of favorable development on prior years’ loss reserves compared to $17.1 million and $47.8 million, respectively, for the same periods in 2008. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2009 and 2008 were primarily on our professional and products liability programs. The loss reserve redundancies in the second quarter of 2009 were partially offset by adverse loss reserve development in our casualty product lines, resulting primarily from higher than expected losses on reported claims. Contributing significantly to the higher than expected losses were unfavorable court rulings on two coverage litigation matters.

The combined ratio for the Specialty Admitted segment was 89% and 99%, respectively, for the quarter and six months ended June 30, 2009 compared to 100% and 99%, respectively, for the same periods in 2008. In both periods of 2009, the combined ratio benefited from a lower expense ratio primarily due to lower profit sharing costs compared to the same periods of 2008. The Specialty Admitted segment’s combined ratio for the second quarter of 2009 included $4.2 million of favorable development on prior years’ loss reserves compared to adverse development of prior years’ loss reserves of $0.4 million for the same period of 2008. For the six months ended June 30, 2009, the combined ratio included favorable development on prior years’ loss reserves of $0.4 million compared to $4.5 million for the same period in 2008.

The combined ratio for the London Insurance Market segment was 91% and 94%, respectively, for the quarter and six months ended June 30, 2009 compared to 99% and 98%, respectively, for the same periods in 2008. For both periods of 2009, a higher current accident year loss ratio was more than offset by greater favorable development of prior years’ loss reserves and a lower expense ratio compared to the same periods of 2008. The higher current accident year loss ratio in both periods of 2009 was primarily the result of soft insurance market conditions, as well as the effects of the current economic downturn. These conditions have adversely impacted our best estimate of loss reserves, most notably within our professional liability programs at the Professional and Financial Risks and Retail divisions. The London Insurance Market segment’s combined ratio for the quarter and six months ended June 30, 2009 included $22.8 million and $37.9 million, respectively, of favorable development on prior years’ loss reserves compared to $14.0 million and $29.0 million, respectively, for the same periods in 2008.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by underwriting segment.

Gross Premium Volume

Quarter Ended June 30,			Six Months Ended June 30,
2009	2008	(dollars in thousands)	2009	2008
$255,342	$314,405	Excess and Surplus Lines	$493,695	$610,851
77,095	95,631	Specialty Admitted	140,551	167,188
173,234	202,705	London Insurance Market	358,199	405,335
4	410	Other	66	291

$505,675	$613,151	Total	$992,511	$1,183,665

Gross premium volume for the quarter and six months ended June 30, 2009 decreased 18% and 16%, respectively, compared to the same periods in 2008. The decrease in both periods of 2009 was primarily due to continued intense competition across many of our product lines and the effects of the current economic environment. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity that began in 2008. Also contributing to the decline in gross premium volume are the effects of foreign currency exchange rate movements, which accounted for two points and three points, respectively, of the decrease for the quarter and six months ended June 30, 2009 compared to the same periods of 2008.

In late 2008, we reviewed the pricing for all of our major product lines and began pursuing price increases in many product areas. During 2009, we have seen the rate of decline in prices slow and have begun to experience moderate price increases in several product lines, most notably those offered by Markel International. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume has declined and, if the competitive environment does not improve, could decline further in the future.

Net Written Premiums

Quarter Ended June 30,			Six Months Ended June 30,
2009	2008	(dollars in thousands)	2009	2008
$230,591	$271,613	Excess and Surplus Lines	$447,000	$534,932
72,413	86,668	Specialty Admitted	129,872	150,635
153,478	176,348	London Insurance Market	317,556	358,606
(289)	333	Other	(180)	12

$456,193	$534,962	Total	$894,248	$1,044,185

Net retention of gross premium volume was 90% for both the second quarter and the six months ended June 30, 2009 compared to 87% and 88%, respectively, for the same periods of 2008. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business.

Earned Premiums

Quarter Ended June 30,			Six Months Ended June 30,
2009	2008	(dollars in thousands)	2009	2008
$241,563	$273,566	Excess and Surplus Lines	$490,803	$550,963
76,793	78,706	Specialty Admitted	153,489	155,447
137,147	151,099	London Insurance Market	268,348	297,702
(289)	333	Other	(180)	12

$455,214	$503,704	Total	$912,460	$1,004,124

Earned premiums for the quarter and six months ended June 30, 2009 decreased 10% and 9%, respectively, compared to the same periods in 2008. The decrease in both periods of 2009 was primarily due to lower earned premiums in the Excess and Surplus Lines segment as a result of lower gross premium volume compared to the same periods of 2008. The decrease was also due in part to the effects of foreign currency exchange rate movements, which accounted for two points and three points, respectively, of the decrease for the quarter and six months ended June 30, 2009 compared to the same periods of 2008.

Investing Results

Net investment income for the second quarter of 2009 was $65.0 million compared to $76.5 million for the second quarter of 2008. Net investment income for the six months ended June 30, 2009 was $134.1 million compared to $152.5 million for the same period of 2008. The decrease in both periods of 2009 was primarily due to having lower yields and average invested assets compared to the same periods of 2008. Our investment yield in 2009 has declined compared to 2008 as we have increased our allocation to short-term investments and cash and cash equivalents and short-term interest rates have declined. Additionally, dividend income in 2009 was lower than dividend income in 2008.

Effective April 1, 2009, we adopted Financial Accounting Standards Board Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. FAS 115-2 and FAS 124-2 amends the requirements for recognizing other-than-temporary impairment on debt securities and modifies the presentation of other-than-temporary impairment losses in the financial statements. FSP No. FAS 115-2 and FAS 124-2 requires other-than-temporary impairment of a debt security to be separated into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost. The amount of the other-than-temporary impairment related to a credit loss is recognized in net income, and the amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of applicable taxes.

The following table compares the components of net realized investment gains (losses).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Other-than-temporary impairment losses	$(11,763)	$(20,510)	$(67,237)	$(92,538)
Less other-than-temporary impairment losses recognized in other comprehensive income (loss)	3,757	—	3,757	—

Other-than-temporary impairment losses recognized in net income	(8,006)	(20,510)	(63,480)	(92,538)
Net realized investment gains (losses), excluding other-than- temporary impairment losses	(7,430)	45,250	(7,139)	60,970

Net realized investment gains (losses)	$(15,436)	$24,740	$(70,619)	$(31,568)

Net realized investment losses for the second quarter of 2009 were $15.4 million compared to net realized investment gains of $24.7 million for the second quarter of 2008. For the six months ended June 30, 2009, net realized investment losses were $70.6 million compared to net realized investment losses of $31.6 million for the same period of 2008. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total write downs for other-than-temporary declines in the estimated fair value of investments for the second quarter of 2009 were $11.8 million, of which $8.0 million was recognized in net income and $3.8 million was recognized in other comprehensive income. The write downs for other-than-temporary declines in the estimated fair value of investments for the second quarter of 2009 related to two equity securities and nine fixed maturities. Total write downs for other-than-temporary declines in the estimated fair value of investments for the six months ended June 30, 2009 were $67.2 million, of which $63.5 million was recognized in net income and $3.8 million was recognized in other comprehensive income. The write downs for other-than-temporary declines in the estimated fair value of investments for the six months ended June 30, 2009 related to 29 equity securities and 15 fixed maturities. The most significant write downs for the six months ended June 30, 2009 related to our equity holdings in General Electric Company and United Parcel Service, Inc., for which we had write downs of $21.0 million and $9.5 million, respectively. Given the extent to which the fair value of these equity securities was below cost and management’s belief that these securities were unlikely to recover in the near term, the decline in fair value for these securities was deemed other-than-temporary and was recognized in net income. These two investments represent 45% of the total write down for other-than-temporary declines in the estimated fair value of investments for the six months ended June 30, 2009.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its costs basis is deemed other-than-temporary. At June 30, 2009, we held securities with gross unrealized losses of $139.6 million, or less than 2% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at June 30, 2009. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods.

Other Expenses

Interest expense for the second quarter of 2009 decreased to $11.6 million from $11.9 million in the second quarter of 2008. Interest expense for the six months ended June 30, 2009 decreased to $23.0 million from $24.8 million in the same period of 2008. For both periods of 2009, the decrease compared to the same periods of 2008 was primarily due to the maturity of our 7.00% unsecured senior notes in May 2008.

The estimated annual effective tax rate was 22% and 27% for the six months ended June 30, 2009 and 2008, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate is primarily the result of anticipating tax-exempt investment income to be a larger percentage of income before income taxes in 2009 compared to 2008.

Comprehensive Income (Loss)

Comprehensive income was $171.9 million for the second quarter of 2009 compared to comprehensive loss of $93.7 million for the same period of 2008. Comprehensive income for the second quarter of 2009 included net unrealized gains on investments, net of taxes, of $131.8 million and net income of $32.8 million. Comprehensive loss for the second quarter of 2008 included net unrealized losses on investments, net of taxes, of $180.6 million, partially offset by net income of $82.2 million. For the six months ended June 30, 2009, comprehensive income was $169.9 million compared to comprehensive loss of $113.6 million for the same period in 2008. Comprehensive income for the six months ended June 30, 2009 included net unrealized gains on investments, net of taxes, of $112.2 million and net income of $49.2 million. Comprehensive loss for the six months ended June 30, 2008 included net unrealized losses on investments, net of taxes, of $230.6 million, partially offset by net income of $116.2 million.

Financial Condition

Invested assets were $7.3 billion at June 30, 2009 compared to $6.9 billion at December 31, 2008. Net unrealized gains on investments, net of taxes, were $155.6 million at June 30, 2009 compared to $58.7 million at December 31, 2008. Equity securities and investments in affiliates were $1.2 billion, or 16% of invested assets, at June 30, 2009 compared to $1.2 billion, or 17% of invested assets, at December 31, 2008.

Net cash provided by operating activities was $114.4 million for the six months ended June 30, 2009 compared to $232.8 million for the same period of 2008. The decrease in 2009 was primarily due to lower cash flows from underwriting activities in the Excess and Surplus Lines segment, which was partially offset by the receipt of our 2008 federal income tax refund and lower income tax payments in 2009 compared to the same period of 2008.

Net cash used by investing activities was $126.9 million for the six months ended June 30, 2009 compared to net cash provided by investing activities of $105.0 million for the same period of 2008. During 2009, we continued to increase our holdings of short-term investments and cash and cash equivalents. As bonds matured, we reinvested the proceeds in short-term investments. We did not purchase or sell significant amounts of equity securities or fixed maturities during 2009.

Net cash provided by financing activities was $50.0 million for the six months ended June 30, 2009 compared to net cash used by financing activities of $135.0 million for the same period of 2008. During 2009, net borrowings under our revolving credit facility increased $50 million. During 2008, we repaid $93.1 million on our 7.00% unsecured senior notes, which matured May 15, 2008, and used $41.9 million of cash to repurchase shares of our common stock.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 24% at both June 30, 2009 and December 31, 2008. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

At June 30, 2009, our holding company had $817.5 million of invested assets compared to $650.6 million of invested assets at December 31, 2008. We currently anticipate repaying the $150 million outstanding on our $375 million revolving credit facility during the third quarter of 2009.

Shareholders’ equity was $2.4 billion at June 30, 2009 compared to $2.2 billion at December 31, 2008. Book value per share increased to $239.68 at June 30, 2009 from $222.20 at December 31, 2008 primarily due to $169.9 million of comprehensive income.

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

During the second quarter of 2009, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2008.

During 2008, there were significant disruptions in the financial markets. While conditions have improved in 2009, the financial markets remain volatile. These market disruptions have resulted in less liquidity within the credit markets, which has increased credit risk in the financial markets and resulted in the widening of credit spreads. Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. Net unrealized investment losses on fixed maturities were $5.3 million at June 30, 2009 compared to $129.8 million at December 31, 2008.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 89% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2009, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at June 30, 2009 was $7.3 billion, 84% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 16% of which was invested in equity securities and investments in affiliates. At December 31, 2008, the estimated fair value of our investment portfolio was $6.9 billion, 83% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 17% of which was invested in equity securities and investments in affiliates.

Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances. We evaluate the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. At June 30, 2009, we did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which are financial instruments whose valuations, in many cases, have been significantly affected by a lack of market liquidity.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO).

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

There were no changes in our internal control over financial reporting during the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

the frequency and severity of catastrophic events is unpredictable and may be exacerbated if, as many forecast, conditions in the oceans and atmosphere result in increased hurricane or other adverse weather-related activity;

•

changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	adverse developments in insurance coverage litigation could result in material increases in our estimates of loss reserves;

•	the loss estimation process may become more uncertain if we experience a period of rising inflation;

•	the costs and availability of reinsurance may impact our ability to write certain lines of business;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	after the commutation of ceded reinsurance contracts, any subsequent adverse development in the re-assumed loss reserves will result in a charge to earnings;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital;

•

economic conditions, volatility in interest and foreign currency exchange rates, and concentration of investments can have a significant impact on the fair value of fixed maturity and equity investments, as well as the carrying value of other assets and liabilities, and this impact is heightened by the current levels of market volatility;

•

we cannot predict the extent and duration of current economic and market disruptions; the effects of government intervention into the markets to address these disruptions (including, among other things, financial stability and recovery initiatives; the government’s ownership interest in American International Group, Inc. and the restructuring of that company; the economic stimulus package; potential regulatory changes affecting the insurance industry and the securities and derivatives markets; and changes in tax policy); and their combined impact on our industry, business and investment portfolio;

•

because of adverse conditions in the financial services industry, access to capital has generally become more difficult and/or more expensive, which may adversely affect our ability to take advantage of business opportunities as they may arise;

•	our new business model may take longer to implement and cost more than we anticipate and may not achieve some or all of its objectives;

•	if we experience a pandemic (for example, a swine flu outbreak) or a localized catastrophic event in an area where we have offices, our business operations could be adversely affected;

•	loss of services of any executive officers could impact our operations; and

•	adverse changes in our assigned financial strength or debt ratings could impact our ability to attract and retain business or obtain capital.

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

Our Annual Meeting was held on May 11, 2009, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009. The results of the meeting were as follows:

Election of Directors*	For	Withheld Authority
Alan I. Kirshner	8,609,960	184,762
Anthony F. Markel	8,619,138	175,584
Steven A. Markel	8,619,326	175,396
J. Alfred Broaddus, Jr.	8,546,111	248,610
Douglas C. Eby	8,586,188	208,534
Stewart M. Kasen	8,614,618	180,103
Lemuel E. Lewis	8,589,134	205,588
Jay M. Weinberg	8,232,062	562,660

*	Leslie A. Grandis, who was nominated for election as director, died on March 30, 2009.

Ratification of Selection of Independent Registered Public Accounting Firm:

For	Against	Abstentions	Broker Non-Votes
8,725,260	58,345	11,118	—

Item 6.	Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of August, 2009.

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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2009 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Description of Special Bonus for Richard R. Whitt, III*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 20, 2007.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
*	Filed with this report.