Form 10-Q
period 2009-09-30
MARKEL CORP
filed 2009-11-04
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at October 30, 2009: 9,816,300

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,715,607 in 2009 and $4,722,371 in 2008)	$4,910,739	$4,592,552
Equity securities (cost of $820,964 in 2009 and $855,188 in 2008)	1,279,890	1,073,769
Short-term investments (estimated fair value approximates cost)	666,310	508,834
Investments in affiliates	76,037	93,723
Total Investments	6,932,976	6,268,878
Cash and cash equivalents	1,038,411	639,578
Receivables	288,851	271,067
Reinsurance recoverable on unpaid losses	918,257	1,026,858
Reinsurance recoverable on paid losses	75,259	71,890
Deferred policy acquisition costs	169,478	183,755
Prepaid reinsurance premiums	77,350	86,534
Goodwill and intangible assets	340,495	344,031
Other assets	360,576	585,099
Total Assets	$10,201,653	$9,477,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,496,489	$5,492,339
Unearned premiums	792,348	827,888
Payables to insurance companies	56,251	42,399
Long-term debt (estimated fair value of $980,000 in 2009 and $620,000 in 2008)	951,248	688,509
Other liabilities	212,502	245,881
Total Liabilities	7,508,838	7,297,016
Shareholders’ equity:
Common stock	872,153	869,744
Retained earnings	1,421,483	1,297,901
Accumulated other comprehensive income	399,179	13,029
Total Shareholders’ Equity	2,692,815	2,180,674
Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$10,201,653	$9,477,690

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$448,398	$516,063	$1,360,858	$1,520,187
Net investment income	66,663	68,232	200,765	220,765
Net realized investment losses:
Other-than-temporary impairment losses	(26,651)	(94,607)	(93,888)	(187,145)
Less other-than-temporary impairment losses recognized in other comprehensive income (loss)	4,219	—	7,976	—
Other-than-temporary impairment losses recognized in net income (loss)	(22,432)	(94,607)	(85,912)	(187,145)
Net realized investment losses, excluding other-than-temporary impairment losses	(7,338)	(74,072)	(14,477)	(13,102)
Net realized investment losses	(29,770)	(168,679)	(100,389)	(200,247)
Total Operating Revenues	485,291	415,616	1,461,234	1,540,705

OPERATING EXPENSES
Losses and loss adjustment expenses	237,331	456,172	776,881	1,029,005
Underwriting, acquisition and insurance expenses	193,087	186,206	541,318	552,069
Amortization of intangible assets	1,179	1,141	3,536	3,239
Total Operating Expenses	431,597	643,519	1,321,735	1,584,313
Operating Income (Loss)	53,694	(227,903)	139,499	(43,608)
Interest expense	12,000	11,024	34,984	35,789
Income (Loss) Before Income Taxes	41,694	(238,927)	104,515	(79,397)
Income tax benefit	(17,432)	(96,640)	(3,767)	(53,340)
Net Income (Loss)	$59,126	$(142,287)	$108,282	$(26,057)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$273,709	$(122,832)	$340,060	$(374,303)
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period, net of taxes	(3,835)	—	(6,917)	—
Less reclassification adjustments for net losses included in net income (loss)	7,665	109,749	56,615	130,583
Change in net unrealized gains (losses)	277,539	(13,083)	389,758	(243,720)
Change in currency translation adjustments, net of taxes	6,066	(3,647)	13,885	(3,380)
Change in net actuarial pension loss, net of taxes	(2,872)	195	(2,193)	748
Total Other Comprehensive Income (Loss)	280,733	(16,535)	401,450	(246,352)
Comprehensive Income (Loss)	$339,859	$(158,822)	$509,732	$(272,409)

NET INCOME (LOSS) PER SHARE
Basic	$6.02	$(14.46)	$11.03	$(2.63)
Diluted	$6.02	$(14.46)	$11.02	$(2.63)

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$869,744	$866,362
Restricted stock units expensed	1,906	2,971
Other	503	1,195
Balance at end of period	$872,153	$870,528

RETAINED EARNINGS
Balance at beginning of period	$1,297,901	$1,417,269
Net income (loss)	108,282	(26,057)
Cumulative effect of adoption of FASB ASC 320-10, net of taxes	15,300	—
Repurchases of common stock	—	(60,238)
Balance at end of period	$1,421,483	$1,330,974

ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized holding gains on investments, net of taxes:
Balance at beginning of period	$58,652	$388,521
Change in net unrealized holding gains on investments, net of taxes	391,422	(243,720)
Balance at end of period	450,074	144,801

Unrealized other-than-temporary impairment losses on fixed maturities, net of taxes:
Balance beginning of period	—	—
Cumulative effect of adoption of FASB ASC 320-10, net of taxes	(15,300)	—
Change in unrealized other-than-temporary impairment losses on fixed maturities, net of taxes	(1,664)	—
Balance at end of period	(16,964)	—

Cumulative translation adjustments, net of taxes:
Balance at beginning of period	(15,416)	(7,523)
Change in currency translation adjustments, net of taxes	13,885	(3,380)
Balance at end of period	(1,531)	(10,903)

Net actuarial pension loss, net of taxes:
Balance at beginning of period	(30,207)	(23,467)
Change in net actuarial pension loss, net of taxes	(2,193)	748
Balance at end of period	(32,400)	(22,719)
Balance at end of period	$399,179	$111,179
SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,692,815	$2,312,681

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$108,282	$(26,057)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	108,293	372,896
Net Cash Provided By Operating Activities	216,575	346,839

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	116,728	570,166
Proceeds from maturities, calls and prepayments of fixed maturities	253,268	316,474
Cost of fixed maturities and equity securities purchased	(313,559)	(594,487)
Net change in short-term investments	(149,024)	(275,572)
Cost of investments in affiliates	(5,946)	(11,634)
Other	18,727	(72,425)
Net Cash Used By Investing Activities	(79,806)	(67,478)

FINANCING ACTIVITIES
Additions to long-term debt	497,172	—
Repayment of long-term debt	(250,000)	(93,050)
Repurchases of common stock	—	(60,238)
Net Cash Provided (Used) By Financing Activities	247,172	(153,288)

Effect of foreign currency rate changes on cash and cash equivalents	14,892	(15,275)

Increase in cash and cash equivalents	398,833	110,798
Cash and cash equivalents at beginning of period	639,578	477,661
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,038,411	$588,459

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

Markel Corporation (the Company) markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of September 30, 2009, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for the quarters and nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited annual consolidated financial statements.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

2.    Net Income (Loss) per Share

Net income (loss) per share was determined by dividing net income (loss) by the applicable weighted average shares outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss) as reported	$59,126	$(142,287)	$108,282	$(26,057)

Basic common shares outstanding	9,816	9,842	9,815	9,897
Dilutive potential common shares	13	—	10	—
Diluted shares outstanding	9,829	9,842	9,825	9,897
Basic net income (loss) per share	$6.02	$(14.46)	$11.03	$(2.63)
Diluted net income (loss) per share	$6.02	$(14.46)	$11.02	$(2.63)

3.    Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended September 30,
(dollars in thousands)	2009		2008
	Written	Earned	Written	Earned
Direct	$433,210	$445,887	$511,424	$534,958
Assumed	51,567	56,240	52,472	54,846
Ceded	(53,822)	(53,729)	(65,793)	(73,741)
Net premiums	$430,955	$448,398	$498,103	$516,063

	Nine Months Ended September 30,
(dollars in thousands)	2009		2008
	Written	Earned	Written	Earned
Direct	$1,286,943	$1,361,057	$1,562,272	$1,584,990
Assumed	190,345	162,273	185,289	149,014
Ceded	(152,085)	(162,472)	(205,273)	(213,817)
Net premiums	$1,325,203	$1,360,858	$1,542,288	$1,520,187

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $21.3 million and $126.5 million, respectively, for the quarters ended September 30, 2009 and 2008 and $38.1 million and $245.8 million, respectively, for the nine months ended September 30, 2009 and 2008. Both periods of 2008 included $87.7 million of estimated reinsurance recoverables related to Hurricanes Gustav and Ike.

4.    Investments

a) The following table summarizes the Company’s available-for-sale investments.

	September 30, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$365,214	$20,711	$(3)	$—	$385,922
Obligations of states, municipalities and political subdivisions	1,996,182	97,329	(5,016)	—	2,088,495
Foreign governments	313,922	16,875	(288)	—	330,509
Residential mortgage-backed securities	424,721	28,029	(1,354)	(14,697)	436,699
Asset-backed securities	27,558	343	(1,042)	—	26,859
Public utilities	142,092	8,138	—	—	150,230
Convertible bonds	29,531	—	—	—	29,531
All other corporate bonds	1,416,387	66,785	(10,281)	(10,397)	1,462,494
Total fixed maturities	4,715,607	238,210	(17,984)	(25,094)	4,910,739
Equity securities:
Insurance companies, banks and trusts	342,325	243,408	(668)	—	585,065
Industrial, consumer and all other	478,639	217,718	(1,532)	—	694,825
Total equity securities	820,964	461,126	(2,200)	—	1,279,890
Short-term investments	666,283	38	(11)	—	666,310
Investments, available-for-sale	$6,202,854	$699,374	$(20,195)	$(25,094)	$6,856,939

b) The following table summarizes gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2009
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$610	$(3)	$—	$—	$610	$(3)
Obligations of states, municipalities and political subdivisions	21,082	(345)	167,402	(4,671)	188,484	(5,016)
Foreign governments	9,978	(288)	—	—	9,978	(288)
Residential mortgage-backed securities	11,132	(14,854)	17,487	(1,197)	28,619	(16,051)
Asset-backed securities	—	—	10,553	(1,042)	10,553	(1,042)
Public utilities	—	—	—	—	—	—
All other corporate bonds	52,308	(11,895)	205,247	(8,783)	257,555	(20,678)
Total fixed maturities	95,110	(27,385)	400,689	(15,693)	495,799	(43,078)
Equity securities:
Insurance companies, banks and trusts	26,156	(668)	—	—	26,156	(668)
Industrial, consumer and all other	42,510	(214)	30,058	(1,318)	72,568	(1,532)
Total equity securities	68,666	(882)	30,058	(1,318)	98,724	(2,200)
Short-term investments	49,337	(11)	—	—	49,337	(11)
Total	$213,113	$(28,278)	$430,747	$(17,011)	$643,860	$(45,289)

At September 30, 2009, the Company held 132 securities with a total estimated fair value of $643.9 million and gross unrealized losses of $45.3 million. Of these 132 securities, 101 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $430.7 million and gross unrealized losses of $17.0 million. Of these securities, 99 securities were fixed maturities where the Company expects to receive all interest and principal payments when contractually due and two were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. Each of the equity securities had a fair value in excess of 95% of their cost basis at September 30, 2009.

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

Residential mortgage-backed securities. For U.S. mortgage-backed securities, credit impairment is assessed by estimating future cash flows from the underlying mortgage loans and interest payments. The cash flow estimate incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including prepayment rates, default rates, recovery rates on foreclosed properties and loss severity assumptions. Management develops specific assumptions using market data and internal estimates, as well as estimates from rating agencies and other third party sources. Default rates are estimated by considering current underlying mortgage loan performance. Estimates of future cash flows are discounted to present value. If the present value of expected cash flows is less than the amortized cost, the Company recognizes the estimated credit loss in net income (loss).

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

c) The amortized cost and estimated fair value of fixed maturities at September 30, 2009 are shown below by contractual maturity and investment type.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:
Due in one year or less	$32,621	$33,230
Due after one year through five years	163,922	174,586
Due after five years through ten years	168,007	177,342
Due after ten years	664	764
Total	365,214	385,922
Obligations of states, municipalities and political subdivisions:
Due in one year or less	—	—
Due after one year through five years	49,286	50,460
Due after five years through ten years	549,731	579,370
Due after ten years	1,397,165	1,458,665
Total	1,996,182	2,088,495
Foreign governments:
Due in one year or less	3,971	4,011
Due after one year through five years	147,232	154,377
Due after five years through ten years	162,719	172,121
Due after ten years	—	—
Total	313,922	330,509
Residential mortgage-backed securities:
Due in one year or less	3,749	3,664
Due after one year through five years	13,233	13,972
Due after five years through ten years	49,354	50,658
Due after ten years	358,385	368,405
Total	424,721	436,699
Asset-backed securities:
Due in one year or less	1,863	1,887
Due after one year through five years	12,539	11,507
Due after five years through ten years	1,000	1,087
Due after ten years	12,156	12,378
Total	27,558	26,859
Public utilities:
Due in one year or less	12,463	12,785
Due after one year through five years	100,963	107,288
Due after five years through ten years	28,666	30,157
Due after ten years	—	—
Total	142,092	150,230
Convertible bonds and all other corporate bonds:
Due in one year or less	128,071	131,200
Due after one year through five years	659,339	685,481
Due after five years through ten years	623,535	640,577
Due after ten years	34,973	34,767
Total	1,445,918	1,492,025
Total fixed maturities:
Due in one year or less	182,738	186,777
Due after one year through five years	1,146,514	1,197,671
Due after five years through ten years	1,583,012	1,651,312
Due after ten years	1,803,343	1,874,979
Total fixed maturities	$4,715,607	$4,910,739

d) The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income.

	Quarter Ended	Nine Months Ended
(dollars in thousands)	September 30, 2009	September 30, 2009
Cumulative credit loss, beginning balance	$6,214	$—
Adoption of FASB ASC 320-10	—	237

Additions:
Other-than-temporary impairment losses not previously recognized	1,599	6,012
Increases related to other-than-temporary impairment losses previously recognized	85	1,649
Total additions	1,684	7,661

Reductions:
Sales of fixed maturities on which credit losses were recognized	177	177
Cumulative credit loss, ending balance	$7,721	$7,721

e) The following tables present net realized investment losses and the change in net unrealized gains.

	Quarter Ended September 30,
(dollars in thousands)	2009	2008
Realized gains:
Sales of fixed maturities	$1,398	$723
Sales of equity securities	602	8,690
Other	—	166
Total realized gains	2,000	9,579
Realized losses:
Sales of fixed maturities	(9,170)	(83,637)
Sales of equity securities	(43)	(14)
Other-than-temporary impairments	(22,432)	(94,607)
Other	(125)	—
Total realized losses	(31,770)	(178,258)
Net realized investment losses	$(29,770)	$(168,679)
Change in net unrealized gains:
Fixed maturities	$200,462	$(98,711)
Equity securities	217,057	79,400
Short-term investments	46	7
Net increase (decrease)	$417,565	$(19,304)

	Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Realized gains:
Sales of fixed maturities	$3,741	$9,425
Sales of equity securities	1,232	65,948
Other	4,562	1,267
Total realized gains	9,535	76,640
Realized losses:
Sales of fixed maturities	(23,955)	(85,495)
Sales of equity securities	(57)	(3,657)
Other-than-temporary impairments	(85,912)	(187,145)
Other	—	(590)
Total realized losses	(109,924)	(276,887)
Net realized investment losses	$(100,389)	$(200,247)
Change in net unrealized gains:
Fixed maturities	$324,951	$(207,443)
Equity securities	240,345	(166,468)
Short-term investments	5	7
Net increase (decrease)	$565,301	$(373,904)

f) The following tables present other-than-temporary impairment losses recognized in net income (loss) and included in net realized investment losses by investment type.

	Quarter Ended September 30,
(dollars in thousands)	2009	2008
Fixed maturities:
Corporate bonds	$(1,599)	$(30,881)
Residential mortgage-backed securities	(85)	—
Other	—	—
Total fixed maturities	(1,684)	(30,881)
Equity securities:
Insurance companies, banks and trusts	(280)	(11)
Industrial, consumer and all other	—	(54,715)
Total equity securities	(280)	(54,726)
Preferred stock	—	(9,000)
Investments in affiliates	(20,468)	—
Total	$(22,432)	$(94,607)

	Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Fixed maturities:
Corporate bonds	$(7,310)	$(32,407)
Residential mortgage-backed securities	(2,121)	—
Other	(1,487)	—
Total fixed maturities	(10,918)	(32,407)
Equity securities:
Insurance companies, banks and trusts	(15,978)	(69,275)
Industrial, consumer and all other	(38,548)	(76,463)
Total equity securities	(54,526)	(145,738)
Preferred stock	—	(9,000)
Investments in affiliates	(20,468)	—
Total	$(85,912)	$(187,145)

Total write downs for other-than-temporary declines in the estimated fair value of investments for the third quarter of 2009 were $26.7 million, of which $22.4 million was recognized in net income and $4.2 million was recognized in other comprehensive income. The write downs for other-than-temporary declines in the estimated fair value of investments for the third quarter of 2009 related to one equity security, four fixed maturities and one investment in affiliate. Total write downs for other-than-temporary declines in the estimated fair value of investments for the nine months ended September 30, 2009 were $93.9 million, of which $85.9 million was recognized in net income and $8.0 million was recognized in other comprehensive income. The write downs for other-than-temporary declines in the estimated fair value of investments for the nine months ended September 30, 2009 related to 29 equity securities, 14 fixed maturities and one investment in affiliate. Write downs for the nine months ended September 30, 2009 included write downs to the Company’s equity holdings in General Electric Company and United Parcel Service, Inc. of $21.0 million and $9.5 million, respectively. Given the extent to which the fair value of these equity securities was below cost and management’s belief that these securities were unlikely to recover in the near term, the decline in fair value for these securities was deemed other-than-temporary and was recognized in net income. The write down related to an investment in affiliate, which is accounted for under the equity method of accounting, was due to an anticipated merger that is expected to reduce the value of the Company’s investment. Net realized investment losses included $94.6 million and $187.1 million of write downs for other-than-temporary declines in the estimated fair value of investments for the quarter and nine months ended September 30, 2008, respectively.

5.    Long-term Debt

On September 22, 2009, the Company issued $350 million of 7.125% unsecured senior notes due September 30, 2019. Net proceeds to the Company were $347.2 million, which will be used for general corporate purposes, including acquisitions.

On September 14, 2009, the Company repaid $150 million of borrowings that were outstanding under its revolving credit facility.

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

	Quarter Ended September 30, 2009
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$246,790	$86,146	$151,768	$—	$73	$484,777
Net written premiums	219,237	79,135	132,543	—	40	430,955

Earned premiums	$226,650	$73,456	$148,252	$—	$40	$448,398
Losses and loss adjustment expenses:
Current year	149,946	46,448	102,426	—	—	298,820
Prior years	(37,494)	(4,375)	(29,273)	—	9,653	(61,489)
Underwriting, acquisition and insurance expenses	100,203	30,867	62,171	—	(154)	193,087
Underwriting profit (loss)	13,995	516	12,928	—	(9,459)	17,980
Net investment income	—	—	—	66,663	—	66,663
Net realized investment losses	—	—	—	(29,770)	—	(29,770)
Segment profit (loss)	$13,995	$516	$12,928	$36,893	$(9,459)	$54,873
Amortization of intangible assets						1,179
Interest expense						12,000
Income before income taxes						$41,694

U.S. GAAP combined ratio(1)	94%	99%	91%	—	NM (2)	96%

	Quarter Ended September 30, 2008
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$298,180	$99,050	$166,484	$—	$182	$563,896
Net written premiums	264,974	91,447	141,541	—	141	498,103

Earned premiums	$275,893	$78,707	$161,320	$—	$143	$516,063
Losses and loss adjustment expenses:
Current year	230,157	72,079	173,667	—	—	475,903
Prior years	(24,545)	(5,253)	(13,603)	—	23,670	(19,731)
Underwriting, acquisition and insurance expenses	96,576	29,806	59,078	—	746	186,206
Underwriting loss	(26,295)	(17,925)	(57,822)	—	(24,273)	(126,315)
Net investment income	—	—	—	68,232	—	68,232
Net realized investment losses	—	—	—	(168,679)	—	(168,679)
Segment loss	$(26,295)	$(17,925)	$(57,822)	$(100,447)	$(24,273)	$(226,762)
Amortization of intangible assets						1,141
Interest expense						11,024
Loss before income taxes						$(238,927)

U.S. GAAP combined ratio(1)	110%	123%	136%	—	NM (2)	124%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2009
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$740,485	$226,697	$509,967	$—	$139	$1,477,288
Net written premiums	666,237	209,007	450,099	—	(140)	1,325,203

Earned premiums	$717,453	$226,945	$416,600	$—	$(140)	$1,360,858
Losses and loss adjustment expenses:
Current year	491,669	145,930	295,202	—	—	932,801
Prior years	(88,514)	(4,802)	(67,169)	—	4,565	(155,920)
Underwriting, acquisition and insurance expenses	297,163	84,242	159,320	—	593	541,318
Underwriting profit (loss)	17,135	1,575	29,247	—	(5,298)	42,659
Net investment income	—	—	—	200,765	—	200,765
Net realized investment losses	—	—	—	(100,389)	—	(100,389)
Segment profit (loss)	$17,135	$1,575	$29,247	$100,376	$(5,298)	$143,035
Amortization of intangible assets						3,536
Interest expense						34,984
Income before income taxes						$104,515

U.S. GAAP combined ratio(1)	98%	99%	93%	—	NM (2)	97%

	Nine Months Ended September 30, 2008
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Investing	Other	Consolidated
Gross premium volume	$909,031	$266,238	$571,819	$—	$473	$1,747,561
Net written premiums	799,906	242,082	500,147	—	153	1,542,288

Earned premiums	$826,856	$234,154	$459,022	$—	$155	$1,520,187
Losses and loss adjustment expenses:
Current year	579,281	169,586	379,003	—	—	1,127,870
Prior years	(72,300)	(9,766)	(42,655)	—	25,856	(98,865)
Underwriting, acquisition and insurance expenses	290,943	90,164	173,077	—	(2,115)	552,069
Underwriting profit (loss)	28,932	(15,830)	(50,403)	—	(23,586)	(60,887)
Net investment income	—	—	—	220,765	—	220,765
Net realized investment losses	—	—	—	(200,247)	—	(200,247)
Segment profit (loss)	$28,932	$(15,830)	$(50,403)	$20,518	$(23,586)	$(40,369)
Amortization of intangible assets Interest expense						3,239 35,789
Loss before income taxes						$(79,397)

U.S. GAAP combined ratio(1)	97%	107%	111%	—	NM (2)	104%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	September 30, 2009	December 31, 2008
Segment Assets:
Investing	$7,971,387	$6,908,456
Other	2,230,266	2,569,234
Total Assets	$10,201,653	$9,477,690

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

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At September 30, 2009, the credit default swap had a fair value of $27.0 million. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheet. For the quarter and nine months ended September 30, 2009, net investment income included a favorable change in the fair value of the credit default swap of $0.6 million and $3.0 million, respectively. For the quarter and nine months ended September 30, 2008, net investment income included an adverse change in the fair value of the credit default swap of $7.7 million and $11.7 million, respectively.

Since entering into the credit default swap agreement, the Company has paid $16.9 million to settle its obligations related to credit events. These payments reduced the Company’s liability related to its credit default swap; as a result, the notional amount for which the Company has exposure decreased to $33.1 million.

The Company had no other material derivative instruments at September 30, 2009.

8. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $3.3 million and $9.4 million, respectively, for the quarter and nine months ended September 30, 2009 and $3.3 million and $10.0 million, respectively, for the same periods in 2008.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Service cost	$428	$511	$1,222	$1,552
Interest cost	1,527	1,541	4,355	4,678
Expected return on plan assets	(1,743)	(1,899)	(4,973)	(5,763)
Amortization of net actuarial pension loss	517	422	1,474	1,278
Net periodic benefit cost	$729	$575	$2,078	$1,745

The Company contributed $6.4 million to the Terra Nova Pension Plan during the nine months ended September 30, 2009. The Company expects plan contributions to approximate $6.7 million in 2009.

9.    Income Taxes

The Company recognized an income tax benefit of $3.8 million for the nine months ended September 30, 2009 compared to an income tax benefit of $53.3 million for the same period of 2008. The tax benefit for the nine months ended September 30, 2009 included a benefit of approximately $25 million related to a change in United Kingdom tax law that became effective in the third quarter of 2009. This change in tax law allowed the Company to translate the value of its United Kingdom net operating losses at more favorable, historical currency exchange rates. Before considering the change in United Kingdom tax law, the Company’s estimated annual effective tax rate for the nine months ended September 30, 2009 was 20%, which differs from the statutory rate of 35% primarily as a result of tax-exempt investment income. The provision for income tax benefit for the nine months ended September 30, 2008 reflected an effective rate of 67% and was calculated based on actual loss before income taxes and estimated permanent differences through that date. The rate of tax benefit was higher than that obtained by applying the statutory rate of 35% to our loss before income taxes in 2008 due to the additional tax benefits associated with favorable permanent differences, principally tax-exempt investment income.

10.  Contingencies

On February 10, 2009, Guaranty Bank, an insured under a program written by the Company covering financial institutions against defaults on second mortgages and home equity loans, filed a lawsuit against the Company’s subsidiary, Evanston Insurance Company (Evanston), and the managing general agent for the program, Universal Assurors Agency, Inc., in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges violations of the Wisconsin insurance code relating to Guaranty Bank’s policy, which has been in force since 2004, and seeks, among other things, the return of all premiums paid under the policy and a declaration requiring continued coverage of losses notwithstanding the claim for return of premiums paid.

Premiums paid from inception of Guaranty Bank’s policy through September 30, 2009 have been approximately $49 million and covered losses have been approximately $38 million. At September 30, 2009, the policy insured a portfolio of loans totaling approximately $568 million, and the limit of the Company’s liability for additional losses with respect to the covered loans is estimated to be approximately $118 million.

On March 23, 2009, Guaranty Bank filed a motion for a preliminary injunction with the court, asking that it be relieved from paying premiums while the litigation is pending, with the Company still being required to pay losses. On July 14, 2009, the court issued an order denying the motion for a preliminary injunction.

In October 2009, the Company was separately notified that the Office of the Commissioner of Insurance of Wisconsin had undertaken an investigation and was alleging that the insurance policies written by Evanston in Wisconsin, including Guaranty Bank’s policy, were mortgage guaranty insurance and could not be written on a surplus lines basis in that state. In settlement of the allegations and without admitting any violation, Evanston has agreed to pay a fine of $100,000 and to refrain from writing similar policies in the future. The Guaranty Bank policy accounts for over 95% of the premiums written under this program in Wisconsin.

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

11.  Recent Accounting Pronouncements

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320-10-65, Investments – Debt and Equity Securities. This guidance amends the requirements for recognizing other-than-temporary impairment on debt securities and modifies the presentation of other-than-temporary impairment losses in the financial statements. The guidance requires other-than-temporary impairment of a debt security to be separated into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost. The amount of the other-than-temporary impairment related to a credit loss is recognized in net income (loss), and the amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The guidance also expands disclosure requirements related to other-than-temporary impairment, but does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

Upon adoption of FASB ASC 320-10-65, the Company recorded an increase of $15.3 million, net of taxes, to the opening balance of retained earnings with a corresponding decrease to accumulated other comprehensive income to reclassify the non-credit portion of previously recognized other-than-temporary impairment losses on debt securities held as of April 1, 2009 for which the Company did not intend to sell the securities and did not believe that it would be required to sell the securities before recovery of their amortized cost.

Effective in the second quarter of 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures, which provides additional guidance on how to estimate fair value when the volume and level of market activity for an asset or liability have significantly decreased. Under the provisions of this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In such instances, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FASB

ASC 820-10-65 also provides guidance on identifying circumstances that may indicate a transaction is not orderly. Under the provisions of this guidance, if evidence indicates that a transaction is not orderly, an entity should place little, if any, weight on that transaction price when estimating fair value. The adoption of FASB ASC 820-10-65 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective in the second quarter of 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments. This guidance requires disclosures about the fair value of financial instruments to be included in interim financial statements, adding to the existing requirement to provide those disclosures in annual financial statements. This guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and to highlight any changes in these methods and assumptions from prior periods. Since FASB ASC 825-10-65 addresses financial statement disclosures only, the adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

Effective in the second quarter of 2009, the Company adopted FASB ASC 855-10, Subsequent Events, which provides guidance on the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (Statement) No. 167, Amendments to FASB Interpretation No. 46(R). This guidance removes the scope exception for qualifying special-purpose entities, includes new criteria for determining the primary beneficiary of a variable interest entity and increases the frequency of required assessments to determine whether an entity is the primary beneficiary of a variable interest entity. Statement No. 167 becomes effective for the Company beginning January 1, 2010. The Company is currently evaluating Statement No. 167 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

12.  Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures. This guidance establishes a framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosure requirements regarding the use of fair value measurements. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB ASC 820-10-55, Fair Value Measurements and Disclosure – Implementation Guidance and Illustrations. This guidance deferred the effective date of FASB ASC 820 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, until January 1, 2009. The adoption of FASB ASC 820-10-55 did not have an impact on the Company’s financial position, results of operations or cash flows.

FASB ASC 820-10 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy are defined as follows:

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

In accordance with FASB ASC 820, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including the market, income and cost approaches. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following section describes the valuation methodologies used by the Company to measure assets and liabilities at fair value, including an indication of the level within the fair value hierarchy in which each asset or liability is generally classified.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$385,922	$—	$385,922
Obligations of states, municipalities and political subdivisions	—	2,088,495	—	2,088,495
Foreign governments	—	330,509	—	330,509
Residential mortgage-backed securities	—	436,699	—	436,699
Asset-backed securities	—	26,859	—	26,859
Public utilities	—	150,230	—	150,230
Convertible bonds	—	29,531	—	29,531
All other corporate bonds	—	1,462,494	—	1,462,494
Total fixed maturities	—	4,910,739	—	4,910,739

Equity securities:
Insurance companies, banks and trusts	585,065	—	—	585,065
Industrial, consumer and all other	694,825	—	—	694,825
Total equity securities	1,279,890	—	—	1,279,890

Short-term investments	618,609	47,701	—	666,310
Total investments available-for-sale	1,898,499	4,958,440	—	6,856,939

Liabilities:
Derivative contracts	$—	$—	$26,981	$26,981

The following tables summarize changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	Derivatives
Beginning balance as of June 30, 2009	$27,630
Total net gains included in:
Net income	(649)
Other comprehensive income	—
Net transfers into (out of) Level 3	—
Ending balance as of September 30, 2009	$26,981

Net unrealized gains included in net income for the period relating to liabilities held at September 30, 2009	$649	(1)

(dollars in thousands)	Derivatives
Beginning balance as of January 1, 2009	$29,964
Total net gains included in:
Net income	(2,983)
Other comprehensive income	—
Net transfers into (out of) Level 3	—
Ending balance as of September 30, 2009	$26,981

Net unrealized gains included in net income for the period relating to liabilities held at September 30, 2009	$2,983	(1)

(1)	Included in net investment income in the consolidated statements of operations and comprehensive income (loss).

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2009.

The estimated fair value of the Company’s long-term debt is based on quoted market prices.

13.  Subsequent Events

On October 1, 2009, the Company acquired a Canadian managing general agent that provides insurance underwriting and administrative services to insurers. In connection with this acquisition, the Company paid approximately $70 million.

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 4, 2009.

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

Results of Operations

The following table compares the components of net income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Underwriting profit (loss)	$17,980	$(126,315)	$42,659	$(60,887)
Net investment income	66,663	68,232	200,765	220,765
Net realized investment losses	(29,770)	(168,679)	(100,389)	(200,247)
Amortization of intangible assets	(1,179)	(1,141)	(3,536)	(3,239)
Interest expense	(12,000)	(11,024)	(34,984)	(35,789)
Income tax benefit	17,432	96,640	3,767	53,340
Net income (loss)	$59,126	$(142,287)	$108,282	$(26,057)

The results for both the quarter and nine months ended September 30, 2009 improved primarily due to better underwriting performance as a result of a benign hurricane season and increased underwriting profits from our international operations, as well as lower net realized investment losses as compared to the same periods of 2008. Both periods of 2008 included $115.1 million of underwriting loss related to Hurricanes Gustav and Ike (2008 Hurricanes). The components of net income (loss) are discussed in further detail under “Underwriting Results,” “Investing Results” and “Other Expenses.”

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

The following table compares selected data from our underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Gross premium volume	$484,777	$563,896	$1,477,288	$1,747,561
Net written premiums	$430,955	$498,103	$1,325,203	$1,542,288
Net retention	89%	88%	90%	88%
Earned premiums	$448,398	$516,063	$1,360,858	$1,520,187
Losses and loss adjustment expenses	$237,331	$456,172	$776,881	$1,029,005
Underwriting, acquisition and insurance expenses	$193,087	$186,206	$541,318	$552,069
Underwriting profit (loss)	$17,980	$(126,315)	$42,659	$(60,887)

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	94%	110%	98%	97%
Specialty Admitted	99%	123%	99%	107%
London Insurance Market	91%	136%	93%	111%
Other	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	96%	124%	97%	104%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 96% and 97%, respectively, for the quarter and nine months ended September 30, 2009 compared to 124% (including 22 points of losses on the 2008 Hurricanes) and 104% (including 8 points of losses on the 2008 Hurricanes), respectively, for the same periods in 2008. Aside from the impact of the 2008 Hurricanes, the combined ratio for the third quarter of 2009 decreased as compared to the same period of 2008 due to a lower current accident year loss ratio and more favorable development of prior years’ loss reserves, offset in part by a higher expense ratio. Aside from the impact of the 2008 Hurricanes, the combined ratio for the nine months ended September 30, 2009 increased as compared to the same period of 2008 due to a higher expense ratio and a higher current accident year loss ratio, which were partially offset by more favorable development of prior years’ loss reserves. The expense ratio for the quarter and nine months ended September 30, 2009 included approximately $6 million and $24 million, respectively, of costs associated with the implementation of our One Markel initiative, which represents one and two points, respectively, on the combined ratio for the quarter and nine months ended September 30, 2009. The expense ratio for the quarter and nine months ended September 30, 2008 included approximately $4 million and $8 million, respectively, of costs associated with our One Markel initiative, which represented less than one point on the combined ratio in each period of 2008.

The combined ratio for the Excess and Surplus Lines segment was 94% and 98%, respectively, for the quarter and nine months ended September 30, 2009 compared to 110% (including 15 points of losses on the 2008 Hurricanes) and 97% (including 5 points of losses on the 2008 Hurricanes), respectively, for the same periods in 2008. Aside from the impact of the storms, the improved combined ratio for the third quarter of 2009 was primarily due to greater favorable development of prior years’ loss reserves, which was partially offset by a higher expense ratio compared to the same period of 2008. Aside from the impact of the storms, the increase in the combined ratio for the nine months ended September 30, 2009 was due to a higher current accident year loss ratio and a higher expense ratio, which were partially offset by more favorable development of prior years’ loss reserves compared to the same period in 2008. The higher expense ratio in both periods of 2009 was due in part to a decline in earned premiums and to costs associated with the implementation of our One Markel initiative. For the third quarter of 2009, the expense ratio also increased due to higher profit sharing costs as a result of improved underwriting and investing results. For the nine months ended September 30, 2009, the higher current accident year loss ratio was due in part to higher than expected incurred losses during 2009 in certain professional liability programs, most notably our architects and engineers book of business, as a result of recent economic conditions.

The Excess and Surplus Lines segment’s combined ratio for the quarter and nine months ended September 30, 2009 included $37.5 million and $88.5 million, respectively, of favorable development on prior years’ loss reserves compared to $24.5 million and $72.3 million, respectively, for the same periods in 2008. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2009 and 2008 were primarily on our professional and products liability programs due to lower loss severity than originally anticipated. As the average claim severity estimates on these long-tailed books of business have decreased, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

The combined ratio for the Specialty Admitted segment was 99% for both the quarter and nine months ended September 30, 2009 compared to 123% (including 18 points of losses on the 2008 Hurricanes) and 107% (including 6 points of losses on the 2008 Hurricanes), respectively, for the same periods in 2008. Aside from the impact of the storms, the combined ratio benefited in both periods of 2009 from a lower current accident year loss ratio compared to the same periods of 2008. In both periods of 2008, the current accident year loss ratio was adversely impacted by a greater than expected incidence of high severity property losses at the Markel Specialty Program Insurance unit. The Specialty Admitted segment’s combined ratio for the quarter and nine months ended September 30, 2009 included $4.4 million and $4.8 million, respectively, of favorable development on prior years’ loss reserves compared to $5.3 million and $9.8 million, respectively, for the same periods in 2008.

The combined ratio for the London Insurance Market segment was 91% and 93%, respectively, for the quarter and nine months ended September 30, 2009 compared to 136% (including 36 points of losses on the 2008 Hurricanes) and 111% (including 13 points of losses on the 2008 Hurricanes), respectively, for the same periods in 2008. Aside from the impact of the storms, the improved combined ratio for both periods of 2009 was primarily due to greater favorable development of prior years’ loss reserves. The London Insurance Market segment’s combined ratio for the quarter and nine months ended September 30, 2009 included $29.3 million and $67.2 million, respectively, of favorable development on prior years’ loss reserves compared to $13.6 million and $42.7 million, respectively, for the same periods in 2008. During both periods of 2009, actual incurred losses and loss adjustment expenses on reported claims for the 2003 to 2006 accident years were less than we expected in our actuarial analyses. This favorable experience occurred in a variety of programs across each of our divisions, most notably the professional liability programs at the Retail and Professional and Financial Risks divisions.

The Other segment produced an underwriting loss of $9.5 million and $5.3 million, respectively, for the quarter and nine months ended September 30, 2009 compared to an underwriting loss of $24.3 million and $23.6 million, respectively, for the same periods in 2008. The underwriting loss for both the quarter and nine months ended September 30, 2009 included $10.0 million of loss reserve development on asbestos and environmental exposures compared to $24.9 million in both periods of 2008. The increase in asbestos and environmental reserves in all periods was a result of the completion of our annual review of these exposures during the third quarters of 2009 and 2008. During our 2009 review, we increased our estimate of the number of claims that will ultimately be closed with an indemnity payment and, as a result, increased prior years’ loss reserves accordingly. During our 2008 review, we noted that claims had been closed with total indemnity payments that were higher than had been anticipated, and as a result of this higher than expected average severity on closed claims, our actuaries updated their average severity assumptions for both open claims and claims incurred but not yet reported. The need to increase asbestos and environmental loss reserves in each of the past two years demonstrates that these reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our asbestos and environmental reserves are not discounted to present value and are forecasted to pay out over the next 50 years. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by underwriting segment.

Gross Premium Volume

Quarter Ended September 30,			Nine Months Ended September 30,
2009	2008	(dollars in thousands)	2009	2008
$246,790	$298,180	Excess and Surplus Lines	$740,485	$909,031
86,146	99,050	Specialty Admitted	226,697	266,238
151,768	166,484	London Insurance Market	509,967	571,819
73	182	Other	139	473
$484,777	$563,896	Total	$1,477,288	$1,747,561

Gross premium volume for the quarter and nine months ended September 30, 2009 decreased 14% and 15%, respectively, compared to the same periods in 2008. The decrease in both periods of 2009 was primarily due to continued intense competition across many of our product lines and the effects of the current economic environment. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity that began in 2008. Also contributing to the decline in gross premium volume are the effects of foreign currency exchange rate movements in our London Insurance Market segment, which accounted for two points and three points, respectively, of the decrease for the quarter and nine months ended September 30, 2009 compared to the same periods of 2008.

In late 2008, we reviewed the pricing for all of our major product lines and began pursuing price increases in many product areas; however, as a result of continued soft insurance market conditions, our targeted price increases have been met with resistance in the marketplace, particularly within the Excess and Surplus Lines segment. During 2009, we have seen the rate of decline in prices slow and have begun to experience moderate price increases in several product lines, most notably those offered by Markel International. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume has declined and, if the competitive environment does not improve, could decline further in the future.

Net Written Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2009	2008	(dollars in thousands)	2009	2008
$219,237	$264,974	Excess and Surplus Lines	$666,237	$799,906
79,135	91,447	Specialty Admitted	209,007	242,082
132,543	141,541	London Insurance Market	450,099	500,147
40	141	Other	(140)	153
$430,955	$498,103	Total	$1,325,203	$1,542,288

Net retention of gross premium volume was 89% and 90%, respectively, for the third quarter and nine months ended September 30, 2009 compared to 88% for both periods of 2008. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business.

Earned Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2009	2008	(dollars in thousands)	2009	2008
$226,650	$275,893	Excess and Surplus Lines	$717,453	$826,856
73,456	78,707	Specialty Admitted	226,945	234,154
148,252	161,320	London Insurance Market	416,600	459,022
40	143	Other	(140)	155
$448,398	$516,063	Total	$1,360,858	$1,520,187

Earned premiums for the quarter and nine months ended September 30, 2009 decreased 13% and 10%, respectively, compared to the same periods in 2008. The decrease in both periods of 2009 was primarily due to lower earned premiums in the Excess and Surplus Lines segment as a result of lower gross premium volume compared to the same periods of 2008. The decrease was also due to the effects of foreign currency exchange rate movements in our London Insurance Market segment, which accounted for two points and three points, respectively, of the decrease for the quarter and nine months ended September 30, 2009 compared to the same periods of 2008.

Investing Results

Net investment income for the third quarter of 2009 was $66.7 million compared to $68.2 million for the third quarter of 2008. Net investment income for the nine months ended September 30, 2009 was $200.8 million compared to $220.8 million for the same period of 2008. The decrease in both periods of 2009 was primarily due to having lower yields and average invested assets compared to the same periods of 2008. Our investment yield in 2009 has declined compared to 2008 as we have increased our allocation to short-term investments and cash and cash equivalents and short-term interest rates have declined. Additionally, dividend income in 2009 was lower than dividend income in 2008. For the quarter and nine months ended September 30, 2009, net investment income included a favorable change in the fair value of our credit default swap of $0.6 million and $3.0 million, respectively, compared to an adverse change in the fair value of our credit default swap of $7.7 million and $11.7 million, respectively, in the same periods of 2008.

Effective April 1, 2009, we modified the presentation of other-than-temporary impairment losses in the financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification 320-10-65, Investments-Debt and Equity Securities. This guidance requires other-than-temporary impairment of a debt security to be separated into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost. The amount of the other-than-temporary impairment related to a credit loss is recognized in net income (loss), and the amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of applicable taxes.

The following table compares the components of net realized investment losses.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Other-than-temporary impairment losses	$(26,651)	$(94,607)	$(93,888)	$(187,145)
Less other-than-temporary impairment losses recognized in other comprehensive income (loss)	4,219	—	7,976	—
Other-than-temporary impairment losses recognized in net income (loss)	(22,432)	(94,607)	(85,912)	(187,145)
Net realized investment losses, excluding other-than- temporary impairment losses	(7,338)	(74,072)	(14,477)	(13,102)
Net realized investment losses	$(29,770)	$(168,679)	$(100,389)	$(200,247)

Net realized investment losses for the third quarter of 2009 were $29.8 million compared to $168.7 million for the third quarter of 2008. For the nine months ended September 30, 2009, net realized investment losses were $100.4 million compared to $200.2 million for the same period of 2008. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total write downs for other-than-temporary declines in the estimated fair value of investments for the third quarter of 2009 were $26.7 million, of which $22.4 million was recognized in net income and $4.2 million was recognized in other comprehensive income. The write downs for other-than-temporary declines in the estimated fair value of investments for the third quarter of 2009 related to one equity security, four fixed maturities and one investment in affiliate. Total write downs for other-than-temporary declines in the estimated fair value of investments for the nine months ended September 30, 2009 were $93.9 million, of which $85.9 million was recognized in net income and $8.0 million was recognized in other comprehensive income. The write downs for other-than-temporary declines in the estimated fair value of investments for the nine months ended September 30, 2009 related to 29 equity securities, 14 fixed maturities and one investment in affiliate. Write downs for the nine months ended September 30, 2009 included write downs to our equity holdings in General Electric Company and United Parcel Service, Inc. of $21.0 million and $9.5 million, respectively. Given the extent to which the fair value of these equity securities was below cost and management’s belief that these securities were unlikely to recover in the near term, the decline in fair value for these securities was deemed other-than-temporary and was recognized in net income. The write down related to an investment in affiliate, which is accounted for under the equity method of accounting, was due to an anticipated merger that is expected to reduce the value of our investment. Net realized investment losses included $94.6 million and $187.1 million of write downs for other-than-temporary declines in the estimated fair value of investments for the quarter and nine months ended September 30, 2008, respectively.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its costs basis is deemed other-than-temporary. At September 30, 2009, we held securities with gross unrealized losses of $45.3 million, or less than 1% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at September 30, 2009. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods.

Other Expenses

Interest expense for the third quarter of 2009 increased to $12.0 million from $11.0 million in the third quarter of 2008. The increase in the third quarter of 2009 was due to interest on the outstanding balance on our revolving credit facility and to interest on our 7.125% unsecured senior notes, which were issued in September 2009. Interest expense for the nine months ended September 30, 2009 decreased to $35.0 million from $35.8 million for the same period of 2008. The decrease in 2009 compared to 2008 was primarily due to the maturity of our 7.00% unsecured senior notes in May 2008.

We recognized an income tax benefit of $3.8 million for the nine months ended September 30, 2009 compared to an income tax benefit of $53.3 million for the same period of 2008. The income tax benefit for the nine months ended September 30, 2009 included a benefit of approximately $25 million related to a change in United Kingdom tax law that became effective in the third quarter of 2009. This change in tax law allowed us to translate the value of our United Kingdom net operating losses at more favorable, historical currency exchange rates. Before considering the change in United Kingdom tax law, our estimated annual effective tax rate for the nine months ended September 30, 2009 was 20%, which differs from the statutory rate of 35% primarily as a result of tax-exempt investment income. The provision for income tax benefit for the nine months ended September 30, 2008 reflected an effective rate of 67% and was calculated based on actual loss before income taxes and estimated permanent differences through that date. The rate of tax benefit was higher than that obtained by applying the statutory rate of 35% to our loss before income taxes in 2008 due to the additional tax benefits associated with favorable permanent differences, principally tax-exempt investment income.

Comprehensive Income (Loss)

Comprehensive income was $339.9 million for the third quarter of 2009 compared to comprehensive loss of $158.8 million for the same period of 2008. Comprehensive income for the third quarter of 2009 included an increase in net unrealized gains on investments, net of taxes, of $277.5 million and net income of $59.1 million. Comprehensive loss for the third quarter of 2008 included net loss of $142.3 million and a decrease in net unrealized gains on investments, net of taxes, of $13.1 million. For the nine months ended September 30, 2009, comprehensive income was $509.7 million compared to comprehensive loss of $272.4 million for the same period in 2008. Comprehensive income for the nine months ended September 30, 2009 included an increase in net unrealized gains on investments, net of taxes, of $389.8 million and net income of $108.3 million. Comprehensive loss for the nine months ended September 30, 2008 included a decrease in net unrealized gains on investments, net of taxes, of $243.7 million and net loss of $26.1 million.

Financial Condition

Invested assets were $8.0 billion at September 30, 2009 compared to $6.9 billion at December 31, 2008. Net unrealized gains on investments, net of taxes, were $433.1 million at September 30, 2009 compared to $58.7 million at December 31, 2008. Equity securities and investments in affiliates were $1.4 billion, or 17% of invested assets, at September 30, 2009 compared to $1.2 billion, or 17% of invested assets, at December 31, 2008.

Net cash provided by operating activities was $216.6 million for the nine months ended September 30, 2009 compared to $346.8 million for the same period of 2008. The decrease in 2009 was primarily due to lower cash flows from underwriting activities in the Excess and Surplus Lines segment, which was partially offset by the receipt of our 2008 federal income tax refund and lower income tax payments in 2009 compared to the same period of 2008.

Net cash provided by financing activities was $247.2 million for the nine months ended September 30, 2009 compared to net cash used by financing activities of $153.3 million for the same period of 2008. On September 22, 2009, we issued $350 million of 7.125% unsecured senior notes due September 30, 2019. Net proceeds were $347.2 million, which will be used for general corporate purposes, including acquisitions. On September 14, 2009, we repaid $150 million of borrowings that were outstanding under our revolving credit facility. During the nine months ended September 30, 2008, we repaid $93.1 million on our 7.00% unsecured senior notes, which matured May 15, 2008, and used $60.2 million of cash to repurchase shares of our common stock.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 26% at September 30, 2009 compared to 24% at December 31, 2008. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

At September 30, 2009, our holding company had $989.6 million of invested assets compared to $650.6 million of invested assets at December 31, 2008. On October 1, 2009, we acquired a Canadian managing general agent that provides insurance underwriting and administrative services to insurers. In connection with this acquisition, we paid approximately $70 million.

Shareholders’ equity was $2.7 billion at September 30, 2009 compared to $2.2 billion at December 31, 2008. Book value per share increased to $274.33 at September 30, 2009 from $222.20 at December 31, 2008 primarily due to $509.7 million of comprehensive income.

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

During the third quarter of 2009, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 90% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2009, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at September 30, 2009 was $8.0 billion, 83% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 17% of which was invested in equity securities and investments in affiliates. At December 31, 2008, the estimated fair value of our investment portfolio was $6.9 billion, 83% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 17% of which was invested in equity securities and investments in affiliates.

Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances. We evaluate the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. At September 30, 2009, we did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which are financial instruments whose valuations, in many cases, have been significantly affected by a lack of market liquidity.

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

There were no changes in our internal control over financial reporting during the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

we cannot predict the extent and duration of disruptions that have resulted from recent economic and market conditions; the effects of government intervention into the markets to address these disruptions (including, among other things, financial stability and recovery initiatives; the government’s ownership interest in American International Group, Inc. and the restructuring of that company; the economic stimulus package; potential regulatory changes affecting the insurance industry and the securities and derivatives markets; and changes in tax policy); and their combined impact on our industry, business and investment portfolio;

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of November, 2009.

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

4(ii)

First Amendment dated March 17, 2006, to Credit Agreement dated August 25, 2005, among Markel Corporation, the banks and financial institutions from time to time party thereto, and SunTrust Bank, as Administrative Agent and Swingline Lender (4(ii))d

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2009 and the respective Notes thereto, included in this Quarterly Report on Form 10- Q.

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