Form 10-K
period 2009-12-31
MARKEL CORP
filed 2010-03-01
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer   ☐         Non-accelerated filer   ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates as of June 30, 2009 was approximately $2,478,412,657.

The number of shares of the registrant’s Common Stock outstanding at February 18, 2010: 9,807,051.

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 10, 2010, referred to in Part III.

Index and Cross References-Form 10-K Annual Report

Item No.		Page

Part I
1.	Business	12-31, 124-126
1A.	Risk Factors	29-31
1B.	Unresolved Staff Comments	NONE
2.	Properties (note 5)	51
3.	Legal Proceedings (note 15)	66-67
4.	[Reserved]
4A.	Executive Officers of the Registrant	127

Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	84, 124-125
6.	Selected Financial Data	32-33
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	85-123
7A.	Quantitative and Qualitative Disclosures About Market Risk	116-120
8.	Financial Statements and Supplementary Data The response to this item is submitted in Item 15 and on page 84.
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	NONE
9A.	Controls and Procedures	81-83, 121
9B.	Other Information	NONE

Part III
10.	Directors, Executive Officers and Corporate Governance*	127
	Code of Conduct	126
11.	Executive Compensation*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13.	Certain Relationships and Related Transactions, and Director Independence*
14.	Principal Accounting Fees and Services*

*Portions of Item 10 and Items 11, 12, 13 and 14 will be incorporated by reference from the Registrant’s 2010 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV
15.	Exhibits, Financial Statement Schedules a. Documents filed as part of this Form 10-K (1) Financial Statements

	Consolidated Balance Sheets at December 31, 2009 and 2008	34

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007	35

	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2009, 2008 and 2007	36

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	37

	Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007	38-79

	Reports of Independent Registered Public Accounting Firm	80-82

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

Competition in the specialty insurance market tends to focus less on price than in the standard insurance market and more on other value-based considerations, such as availability, service and expertise. While specialty market exposures may have higher perceived insurance risks than their standard market counterparts, we seek to manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our chosen markets. Most of our accounts are considered on an individual basis where customized forms and tailored solutions are employed.

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

Markets

The E&S market focuses on hard-to-place risks and loss exposures that generally cannot be written in the standard market. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. In 2008, the E&S market represented approximately $34 billion, or 7%, of the approximately $490 billion United States property and casualty (P&C) industry.(1)

(1)	U.S. Surplus Lines – 2009 Market Review Special Report, A.M. Best Research (September 2009).

12  |

We are the sixth largest E&S writer in the United States as measured by direct premium writings.(1) In 2009, we wrote $1.0 billion of business in our Excess and Surplus Lines segment.

We also write business in the Specialty Admitted market. Most of these risks, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. We estimate that the Specialty Admitted market is comparable in size to the E&S market. The Specialty Admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. In 2009, we wrote $302 million of business in our Specialty Admitted segment.

The London market, which produced approximately $46 billion of gross written premium in 2008, is the largest insurance market in Europe and third largest in the world.(2) The London market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London market is also largely a subscription market, which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd’s syndicate, often due to the high limits of insurance coverage required. We write business on both a direct and subscription basis in the London market. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

In 2008, gross premium written through Lloyd’s syndicates generated approximately two-thirds of the London market’s international insurance business(2), making Lloyd’s the world’s second largest commercial surplus lines insurer(1) and fifth largest reinsurer.(3) Corporate capital providers often provide a majority of a syndicate’s capacity and also often own or control the syndicate’s managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2008, corporate capital providers accounted for approximately 94% of total underwriting capacity in Lloyd’s.(4)

We participate in the London market through Markel International, which includes Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for our syndicate at Lloyd’s, Markel Syndicate 3000, which is managed by Markel Syndicate Management Limited. In 2009, we wrote $641 million of business in our London Insurance Market segment.

In 2009, 26% of consolidated premium writings related to foreign risks (i.e., coverage for risks located outside of the United States), of which 28% were from the United Kingdom. In 2008, 23% of our premium writings related to foreign risks, of which 32% were from the United Kingdom. In 2007, 24% of our premium writings related to foreign risks, of which 33% were from the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

(2)	International Financial Markets in the UK, International Financial Services of London Research (November 2009).

(3)	Top Ten Global Reinsurers by Net Reinsurance Premiums Written 2008, Business Insurance (August 2009).

(4)	Lloyd’s Highlights 2009, Lloyd’s.

|  13

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Competition

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with agents, brokers and insureds who rely on our expertise. This expertise is our principal means of competing. We offer over 100 product lines. Each of these products has its own distinct competitive environment. With each of our products, we seek to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

Few barriers exist to prevent insurers from entering our segments of the P&C industry. Market conditions and capital capacity influence the degree of competition at any point in time. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a “soft market.” A favorable insurance market is commonly referred to as a “hard market” and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. During soft markets, unfavorable conditions exist due, in part, to what many perceive to be excessive amounts of capital in the industry. In an attempt to use their capital, many insurance companies seek to write additional premiums without appropriate regard for ultimate profitability, and standard insurance companies are more willing to write specialty coverages. The opposite is typically true during hard markets.

The Insurance Market Cycle 2000 - 2009

After a decade of soft market conditions, the insurance industry experienced favorable conditions beginning in late 2000, which continued through 2003 for most product lines. During 2004, we continued to receive rate increases; however, the rate of increase slowed and, in certain lines, rates declined. In 2005, the industry showed continued signs of softening as competition became more intense. With the exception of rate increases on catastrophe-exposed business, we continued to experience increased competition and a deterioration in pricing throughout 2006 and 2007. Competition in the property and casualty insurance industry remained strong throughout 2008. We experienced further price deterioration in virtually all of our product areas as a result of this intense competition, which included the increased presence of standard insurance companies in our markets. However, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes during 2008, the rate of decline began to slow. In late 2008, we reviewed the pricing for all of our major product lines and began pursuing price increases in many product areas; however, as a result of continued soft insurance market conditions, our targeted price increases were met with resistance in the marketplace, particularly within the Excess and Surplus Lines segment. During 2009, the effects of the economic environment also contributed to the decline in gross premium volume. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity that began in 2008. In 2009, we saw the rate of decline in prices slow and have begun to experience moderate price increases in several product lines, most notably those offered by Markel International. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross written premium has declined and, if the competitive environment does not improve, could decline further in the future.

14  |

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

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2009, our combined ratio was 95%. See Management’s Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

The following graph compares our combined ratio to the P&C industry’s combined ratio for the past five years.

Underwriting Segments

We define our underwriting segments based on the areas of the specialty insurance market in which we compete, the Excess and Surplus Lines, Specialty Admitted and London markets. See note 18 of the notes to consolidated financial statements for additional segment reporting disclosures.

For purposes of segment reporting, our Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with the acquisitions of insurance operations. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits.

|  15

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

MARKEL CORPORATION

2009 CONSOLIDATED GROSS PREMIUM VOLUME ($1.9 billion)

Excess and Surplus Lines Segment

Our Excess and Surplus Lines segment reported gross premium volume of $1.0 billion, earned premiums of $0.9 billion and an underwriting profit of $36.2 million in 2009.

Business in the Excess and Surplus Lines segment is written through two distribution channels, professional surplus lines general agents who have limited quoting and binding authority and wholesale brokers. The majority of the business produced by this segment is written on a surplus lines basis through either Essex Insurance Company, which is domiciled in Delaware, or Evanston Insurance Company, which is domiciled in Illinois.

Before 2009, our Excess and Surplus Lines segment was comprised of individual underwriting units, each with product-focused specialists servicing brokers, agents and insureds across the United States from their respective underwriting unit locations. In March 2009, we transitioned the four underwriting units included in our Excess and Surplus Lines segment to a customer-focused regional office model as part of our previously announced “One Markel” initiative.

We divided the country into five regions, and each regional underwriting office is responsible for serving the needs of the wholesale producers located in its region. Our regional teams focus primarily on customer service, marketing, underwriting and distributing our insurance solutions and are able to provide customers easy access to the majority of our products.

In the Excess and Surplus Lines segment, we wrote business through the following regional underwriting offices during 2009:

•	Markel Northeast (Red Bank, NJ)

•	Markel Southeast (Glen Allen, VA)

•	Markel Midwest (Deerfield, IL)

•	Markel Mid South (Plano, TX)

•	Markel West (Woodland Hills, CA and Scottsdale, AZ)

We also have established a product line leadership group that has primary responsibility for both developing and maintaining underwriting and pricing guidelines and for new product development. The product line leadership group is also responsible for delegating underwriting authority to the regional underwriters to ensure that the products needed by our customers are available through the regional offices and for providing underwriting training and development so that our regional underwriting teams have the expertise to underwrite the risk or to refer risks to our product line

16  |

experts as needed. The product line leadership group is under the direction of our Chief Underwriting Officer, who also is ultimately responsible for the underwriting activities of our Specialty Admitted and London Insurance Market segments.

Product line groups included in the Excess and Surplus Lines segment are:

•	Professional and Products Liability

•	Property and Casualty

•	Environmental

•	Excess and Umbrella

•	Transportation

•	Inland Marine

•	Ocean Marine

•	Miscellaneous Coverages

The product offerings included in each product line group are generally available in all of the regional offices included in the Excess and Surplus Lines segment.

EXCESS AND SURPLUS LINES SEGMENT

2009 GROSS PREMIUM VOLUME ($1.0 BILLION)

The professional and products liability product line group offers unique solutions for highly specialized professions; third party protection to manufacturers, distributors, importers and re-packagers of manufactured products; and employment practices liability, not-for-profit directors’ and officers’ liability and tenant discrimination coverages. This product line group also offers claims-made medical malpractice coverage for individual or groups of doctors, dentists, podiatrists and other medical professionals; claims-made professional liability coverage to individual healthcare providers such as therapists, pharmacists, physician assistants and nurse anesthetists; and coverages for medical facilities and other allied healthcare risks such as clinics, laboratories, medical spas, home health agencies, small hospitals, pharmacies and nursing homes.

The property and casualty product line group offers a variety of liability coverages focusing on light-to-medium casualty exposures such as restaurants and bars, child and adult care facilities, vacant properties, builder’s risk, general or artisan contractors, office buildings and light manufacturing operations. This product line group also provides property coverages for similar classes of business ranging from small, single-location accounts to large, multi-state, multi-location accounts. Property coverages consist principally of fire, allied lines (including windstorm, hail and

|  17

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

water damage) and other specialized property coverages (including catastrophe-exposed property risks such as earthquake and wind on both an excess and primary basis). These catastrophe-exposed property risks are typically larger and are low frequency and high severity in nature than more standard property risks.

The environmental product line group targets small to mid-sized environmental contractors and offers a complete array of environmental coverages, including environmental consultants’ professional liability, contractors’ pollution liability and site specific environmental impairment liability. The professional liability cover is offered on a claims-made basis and targets risk inherent in the businesses of environmental consultants and engineers. The contractors’ pollution liability cover is offered on either a claims-made or occurrence basis and protects environmental contractors, trade contractors and general contractors. The environmental impairment liability cover is offered on a claims-made basis and protects commercial, industrial, environmental, habitational and institutional facilities against pollution to their premises.

The excess and umbrella product line group offers products that are written on both a primary and excess basis over approved underlying insurance carriers, primarily for commercial businesses. Coverage can be written on either an occurrence or claims-made basis. Targeted classes of business include commercial and residential construction contractors and subcontractors, manufacturers, wholesalers, retailers, service providers, municipalities and school districts.

The transportation product line group offers physical damage coverages for high-value automobiles such as race cars and antique vehicles, as well as all types of specialty commercial vehicles including dump trucks, coal haulers, logging trucks, bloodmobiles, mobile stores, public autos, couriers and house moving vehicles. Also included in this product line group is dealer’s open lot and garagekeeper’s legal liability coverage for physical damage to vehicles held for sale or in the insured’s care while performing work. Targeted classes in this product line group include used car and truck dealers, motorcycle dealers, mobile home and recreational vehicle dealers and repair shops. This product line group also provides liability coverage to operators of small to medium-sized owned and operated taxicab fleets and multi-line specialty products designed for the unique characteristics of the garage industry. Targeted classes of business for this group include used car dealers, repair/service centers, truck trailer sales and repair centers, mobile detail shops, stereo sales and installation operations, tire dealers and valet service operations.

The inland marine product line group offers a number of specialty coverages for risks such as motor truck cargo, warehouseman’s legal liability and contractors’ equipment. Motor truck cargo coverage is offered to haulers of commercial goods for damage to third party cargo while in transit. Warehouseman’s legal liability provides coverage to warehouse operators for damage to third party goods in storage. Contractors’ equipment cover provides protection for first party property damage to contractors’ equipment including tools and machinery. Also included in this product line group is first party property coverage for miscellaneous property including slot machines, ATMs, medical equipment, musical instruments and amusement equipment.

The ocean marine product line group offers a variety of coverages including general liability, professional liability, property and cargo for many marine-related classes. Targeted marine classes include marine artisan contractors, boat dealers and marina owners. Coverages offered include hull physical damage, protection and indemnity, as well as third party property coverage for ocean cargo.

18  |

Miscellaneous coverages offered include casualty facultative reinsurance, public entity insurance and reinsurance and specialized insurance programs for specific classes of business. Casualty facultative reinsurance is written for individual casualty risks focusing on general liability, products liability, automobile liability and certain classes of miscellaneous professional liability. Targeted classes include low frequency, high severity, short-tail general liability risks. Casualty facultative placements offer coverages that possess favorable underwriting characteristics, such as control of individual risk selection and pricing. Public entity insurance and reinsurance programs provide coverage for government entities including counties, municipalities, special districts, schools and community colleges.

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $301.8 million, earned premiums of $303.9 million and an underwriting profit of $2.3 million in 2009.

In the Specialty Admitted market, we wrote business through the following underwriting units during 2009:

•	Markel Specialty (Glen Allen, VA)

•	Markel American Specialty Personal and Commercial Lines (Pewaukee, WI)

Our Specialty Admitted segment included a third underwriting unit, Markel Global Marine and Energy, until late 2008 when we decided to close that unit and place its programs into run-off.

SPECIALTY ADMITTED SEGMENT

2009 GROSS PREMIUM VOLUME ($302 MILLION)

Markel Specialty. The Markel Specialty unit focuses on providing total insurance programs for businesses engaged in highly specialized activities. These activities typically do not fit the risk profiles of standard insurers and make complete coverage difficult to obtain from a single insurer.

The Markel Specialty unit is organized into product areas that concentrate on particular markets and customer groups. The property and casualty division writes commercial coverages for youth and recreation oriented organizations, such as children’s camps, conference centers, YMCAs, YWCAs, Boys and Girls Clubs, child care centers, nursery schools, private and Montessori schools and gymnastics, martial arts and dance schools. This division also writes commercial coverages for social service organizations, museums and historic homes, performing arts organizations, bed and breakfast inns, outfitters and guides, hunting and fishing lodges, dude ranches and rod and gun clubs. The horse and farm division specializes in insurance coverages for horse-related risks, such as horse mortality

|  19

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

coverage and property and liability coverages for farms, boarding, breeding and training facilities. The accident and health division writes liability and accident insurance for amateur sports organizations, accident and medical insurance for colleges, universities, public schools and private schools, monoline accident and medical coverage for various niche markets, short-term medical insurance, pet health insurance, stop-loss insurance for self-insured medical plans and medical excess reinsurance coverage. The garage division provides commercial coverages for auto repair garages, gas stations and convenience stores and used car dealers. The general agent programs division develops partnerships with managing general agents to offer single source admitted and non-admitted programs for a specific class or line of business. We seek general agents who utilize retailers as their primary source of distribution. Underwriting, policy issuance and business development authority are delegated to the managing general agent. The Markel Risk Solutions facility works with select retail producers on a national basis to provide admitted market solutions to accounts having difficulty finding coverage in the standard marketplace. Accounts of various classes and sizes are written with emphasis placed on individual risk underwriting and pricing.

The majority of Markel Specialty business is produced by retail insurance agents. Management grants very limited underwriting authority to a few carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Markel Specialty business is primarily written on Markel Insurance Company (MIC). MIC is domiciled in Illinois and is licensed to write P&C insurance in all 50 states and the District of Columbia.

MARKEL SPECIALTY

2009 GROSS PREMIUM VOLUME ($210 MILLION)

Markel American Specialty Personal and Commercial Lines. The Markel American Specialty Personal and Commercial Lines unit offers its insurance products in niche markets that are often overlooked by large admitted carriers and focuses its underwriting on marine, recreational vehicle, property and other personal line coverages. The marine division markets personal lines insurance coverage for watercraft, older boats, high performance boats, moderately priced yachts and newer watercraft up to 26 feet. The marine division also provides coverage for small fishing ventures, charters and small boat rentals. The recreational vehicle division provides coverage for motorcycles, snowmobiles and ATVs and targets mature riders of touring and cruising bikes, snowmobiles and ATV riders. The property division provides coverage for mobile homes and dwellings that do not qualify for standard homeowners coverage, as well as contents coverage for renters. Mobile home coverages include both personally used mobile and motor homes as well as motor home rental operations. Other products offered by this unit include special event protection, which provides for cancellation and/or liability coverage for weddings, anniversary celebrations and other personal events; supplemental natural disaster coverage, which offers additional living expense protection for loss due to specific named perils including flood; renters’ protection coverage,

20  |

which provides tenant homeowner’s coverage on a broader form than the standard renter’s policy; and collector vehicle coverage, which provides comprehensive coverage for a variety of collector vehicles including antique autos and motorcycles.

Markel American Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets. The unit distributes its marine, property and other products through wholesale or specialty retail producers. The recreational vehicle program is marketed directly to the consumer using direct mail, internet and telephone promotions, as well as relationships with various motorcycle manufacturers, dealers and associations. The Markel American Specialty Personal and Commercial Lines unit writes the majority of its business in Markel American Insurance Company (MAIC). MAIC is domiciled in Virginia and is licensed to write P&C business in all 50 states and the District of Columbia.

MARKEL AMERICAN SPECIALTY PERSONAL AND COMMERCIAL LINES

2009 GROSS PREMIUM VOLUME ($90 MILLION)

London Insurance Market Segment

Our London Insurance Market segment reported gross premium volume of $641.2 million, earned premiums of $572.4 million and an underwriting profit of $52.5 million in 2009.

LONDON INSURANCE MARKET SEGMENT

2009 GROSS PREMIUM VOLUME ($641 MILLION)

|  21

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

This segment is comprised of Markel International, which is headquartered in London, England. In addition to seven branch offices in the United Kingdom, Markel International has offices in Spain, Singapore and Sweden. Markel International writes specialty property, casualty, professional liability and marine insurance on a direct and reinsurance basis. Business is written worldwide with approximately 24% of writings coming from the United States.

Effective October 1, 2009, this segment includes the results of Elliott Special Risks (ESR), a Canadian managing general agent that provides insurance underwriting and administrative services to insurers, which we acquired for approximately $70 million. ESR was established in 1966 and has offices located in Toronto and Montreal. ESR specializes in niche commercial liability and property coverages. In 2009, ESR produced approximately $90 million of gross premium volume, including approximately $9 million of premiums for Markel International. Markel International expects to significantly increase its share of the premium writings produced by ESR in 2010.

Markel International. Markel International is comprised of the following underwriting divisions which, to better serve the needs of our customers, have the ability to write business through either MIICL or Markel Syndicate 3000:

•	Marine and Energy

•	Non-Marine Property

•	Professional and Financial Risks

•	Retail

•	Specialty

•	Equine

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

The Professional and Financial Risks division underwrites professional indemnity, directors’ and officers’ liability, intellectual property, some miscellaneous defense costs, incidental commercial crime and general liability coverages. The professional indemnity account offers unique solutions in four main professional classes including miscellaneous professionals and consultants, construction professionals, financial service professionals and professional practices. The miscellaneous

22  |

professionals and consultants class includes coverages for a wide range of professionals including management consultants, publishers, broadcasters, pension trustees and public officials. The construction class includes coverages for surveyors, engineers, architects and estate agents. The financial services class includes coverages for insurance brokers, insurance agents, financial consultants, stockbrokers, fund managers, venture capitalists and bankers. The professional practices class includes coverages for accountants and solicitors. The directors’ and officers’ liability account offers coverage to public, private and non-profit companies of all sizes on either an individual or blanket basis. The Professional and Financial Risks division writes business on a worldwide basis, limiting exposure in the United States.

The Retail division offers a full range of professional liability products, including professional indemnity, directors’ and officers’ liability and employment practices liability, through six branch offices in England and one branch office in Scotland. In addition, coverage is provided for small to medium-sized commercial property risks on both a stand-alone and package basis. The branch offices provide insureds and brokers with direct access to decision-making underwriters who possess specialized knowledge of their local markets. The division also underwrites certain niche liability products such as coverages for social welfare organizations.

The Specialty division provides property treaty reinsurance on an excess of loss and proportional basis for per risk and catastrophe exposures. A significant portion of the division’s excess of loss catastrophe and per risk treaty business comes from the United States with the remainder coming from international property treaties. The Specialty division also offers direct coverage for a number of specialist classes including financial institutions, contingency and other special risks. Coverage includes bankers blanket bond, computer crime, commercial fidelity, professional sports liability, event cancellation, non-appearance and prize indemnity.

The Equine division writes bloodstock, livestock and aquaculture related products. The bloodstock account provides coverage for risks of mortality, theft, infertility and specified perils for insureds ranging in size from large stud farms to private horse owners. The livestock account provides coverage for farms, zoos, animal theme parks and safari parks. The aquaculture account provides comprehensive coverage for fish at onshore farms, offshore farms and in-transit risks.

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

|  23

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

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

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2009. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. These ten reinsurance groups represent approximately 72% of our $952.1 million reinsurance recoverable balance.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Munich Re Group	A+	$169,611
Fairfax Financial Group	A	96,120
Lloyd’s of London	A	88,846
Swiss Re Group	A	81,266
XL Capital Group	A	65,187
Ace Group	A+	51,333
White Mountains Insurance Group	A-	40,273
HDI Group	A	34,285
W.R. Berkley Group	A+	33,147
Everest Re Group	A+	29,451

Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		689,519

Total reinsurance recoverable on paid and unpaid losses		$952,145

Reinsurance recoverable balances for the ten largest reinsurers are shown before consideration of balances owed to reinsurers and any potential rights of offset, any collateral held by us and allowances for bad debts.

Reinsurance treaties are generally purchased on an annual basis and are subject to yearly renegotiations. In most circumstances, the reinsurer remains responsible for all business produced before termination. Treaties typically contain provisions concerning ceding commissions, required reports to reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an unauthorized reinsurer under applicable regulations or if its rating falls below an acceptable level.

See note 14 of the notes to consolidated financial statements and Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about our reinsurance programs and exposures.

24  |

Investments

Our business strategy recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately two-thirds of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term. The investment portfolio is managed by company employees.

Total investment return includes items that impact net income (loss), such as net investment income and net realized investment gains or losses, as well as changes in net unrealized gains on investments, which do not impact net income (loss). In 2009, net investment income was $259.8 million and net realized investment losses were $96.1 million. During the year ended December 31, 2009, net unrealized gains on investments increased by $566.7 million. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

We believe our investment performance is best analyzed from the review of total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

ANNUAL TAXABLE EQUIVALENT TOTAL INVESTMENT RETURNS

	Years Ended December 31,					Weighted Average Five-Year Annual Return	Weighted Average Ten-Year Annual Return

	2005	2006	2007	2008	2009
Equities	(0.3%)	25.9%	(0.4%)	(34.0%)	25.7%	2.0%	6.3%
Fixed maturities(1)	3.9%	5.2%	5.6%	0.2%	9.8%	5.0%	5.7%
Total portfolio, before foreign currency effect	2.9%	9.6%	4.1%	(6.9%)	11.7%	4.2%	5.7%
Total portfolio	1.5%	11.2%	4.8%	(9.6%)	13.2%	4.1%	6.0%

Invested assets, end of year (in millions)	$6,588	$7,524	$7,775	$6,893	$7,849

(1)	Includes short-term investments and cash and cash equivalents.

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

|  25

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

is regarded by S&P as having predominately speculative characteristics with respect to capacity to pay interest and repay principal. Moody’s ratings range from “Aaa” to “C” with ratings of “Baa” or higher considered investment grade.

Our fixed maturity portfolio has an average rating of “AA,” with approximately 90% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2009, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2009.

2009 CREDIT QUALITY OF FIXED MATURITY PORTFOLIO ($5.1 BILLION)

See “Market Risk Disclosures” in Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

Non-Insurance Operations (Markel Ventures)

Through our wholly-owned subsidiary Markel Ventures, Inc., we own controlling interests in various businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team, principally our Chief Investment Officer. The financial results of these companies have been consolidated in our financial statements.

Our strategy in acquiring controlling interests in these private equity investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

26  |

Our non-insurance operations, also referred to as Markel Ventures, are comprised of a diverse portfolio of companies from various industries, including a manufacturer of dredging equipment, a manufacturer of high-speed bakery equipment, an owner and operator of manufactured housing communities and a manufacturer of laminated furniture products.

Our non-insurance operations reported revenues of $85.7 million and income before income taxes of $6.4 million in 2009.

Shareholder Value

Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, we measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. We recognize that it is difficult to grow book value consistently each year, so we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. For the year ended December 31, 2009, book value per share increased 27% primarily due to a $374.4 million increase in net unrealized gains on investments, net of taxes, and net income to shareholders of $201.6 million. For the year ended December 31, 2008, book value per share decreased 16% primarily due to a $329.9 million decrease in net unrealized gains on investments, net of taxes, and net loss to shareholders of $58.8 million. Over the past five years, we have grown book value per share at a compound annual rate of 11% to $282.55 per share.

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

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2009, our United States insurance subsidiaries could pay up to $154.5 million during the following 12 months under the ordinary dividend regulations.

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

28  |

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

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2009, we paid rating agencies, including Best and Fitch, $0.9 million for their services.

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

We may experience losses from catastrophes. Because we are a property and casualty insurance company, we experience losses from man-made or natural catastrophes. Catastrophes may have a material adverse effect on operations. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires and may include terrorist events. We cannot predict how severe a particular catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Most catastrophes occur over a small geographic area; however, some catastrophes may produce significant damage in large, heavily populated areas. If, as many forecast, climate change results in an increase in the frequency and severity of weather-related catastrophes, we may experience additional catastrophe-related losses.

Our results may be affected because actual insured losses differ from our loss reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. This process may become more difficult if we experience a period of rising inflation. As part of the reserving process, we review historical data and consider the impact of such factors as:

•	trends in claim frequency and severity,

•	changes in operations,

•	emerging economic and social trends,

•	uncertainties relating to asbestos and environmental exposures,

•	inflation, and

•	changes in the regulatory and litigation environments.

|  29

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results will differ from original estimates. As part of the reserving process, we regularly review our loss reserves and make adjustments as necessary. Future increases in loss reserves will result in additional charges to earnings.

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

Competition in the property and casualty insurance industry could adversely affect our ability to grow or maintain premium volume. Among our competitive strengths have been our specialty product focus and our niche market strategy. These strengths also make us vulnerable in periods of intense competition to actions by other insurance companies who seek to write additional premiums without appropriate regard for ultimate profitability. During soft markets, it is very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. In 2010, we will continue to pursue price increases in many product lines. If we are not successful in achieving our targeted rate increases, it may be difficult for us to improve underwriting margins and grow or maintain premium volume levels.

We invest a significant portion of our invested assets in equity securities, which may result in significant variability in our investment results and may adversely impact shareholders’ equity. Additionally, our equity investment portfolio is concentrated and declines in value on these significant investments could adversely affect our financial results. Equity securities were 49% of our shareholders’ equity at both December 31, 2009 and 2008. Equity securities have historically produced higher returns than fixed maturities; however, investing in equity securities may result in significant variability in investment returns from one period to the next. In times of heightened market volatility such as 2008 and early

30  |

2009, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in shareholders’ equity. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these significant investments also could result in a material decrease in shareholders’ equity. A material decrease in shareholders’ equity may adversely impact our ability to carry out our business plans.

Deterioration in the public debt and equity markets could lead to investment losses and adverse effects on our business. The severe downturn in the public debt and equity markets during 2008 and early 2009 resulted in significant realized and unrealized losses in our investment portfolio. While market conditions improved significantly in the latter half of 2009, we do not believe markets have fully recovered. We could incur substantial additional realized and unrealized losses if the financial markets experience similar significant disruptions in the future, which would have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries’ capital and ability to access capital markets. In addition, because of adverse conditions in the financial services industry, access to capital has generally become more difficult, which may adversely affect our ability to take advantage of business opportunities as they arise.

If we are not successful in the implementation of our One Markel initiative, we may experience increased costs, a decline in premium volume or increased internal control risk. Our One Markel initiative involves transitioning the business model for our Excess and Surplus Lines segment to a customer-focused, regional strategy. In the new model, our underwriters have access to and expertise in all of our product offerings and are located closer to our producers. The overall goal of One Markel is to grow our business while maintaining our underwriting integrity, with unified systems greatly enhancing our ability to accomplish this goal. We expect to incur higher expenses in the short term as we implement our new model and systems; however, if we are unsuccessful in implementing One Markel, we could also experience increased costs due to delays or disruptions from system conversions or lower underwriting profits if we cannot maintain our underwriting standards under the new model. In addition, adopting this new business model and implementing new information technology systems in support of this initiative will change the design of our system of internal controls, which may increase internal control risk for a period of time. We have made significant progress during 2009 towards achieving the goals of One Markel. However, we still have risk in the areas mentioned above until the business model is fully integrated with internal and producer processes and new system development is completed, tested and implemented.

Associates

At December 31, 2009, we had approximately 2,800 employees, of which approximately 2,100 were employed within our insurance operations and approximately 700 were employed within our non-insurance operations.

|  31

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1, 2)

	2009	2008	2007
RESULTS OF OPERATIONS
Earned premiums	$1,816	$2,022	$2,117
Net investment income	260	282	305
Total operating revenues	2,069	1,977	2,551
Net income (loss) to shareholders	202	(59)	406
Comprehensive income (loss) to shareholders	591	(403)	337
Diluted net income (loss) per share	$20.52	$(5.95)	$40.64

FINANCIAL POSITION
Total investments and cash and cash equivalents	$7,849	$6,893	$7,775
Total assets	10,242	9,512	10,164
Unpaid losses and loss adjustment expenses	5,427	5,492	5,526
Convertible notes payable	—	—	—
Senior long-term debt and other debt	964	694	691
8.71% Junior Subordinated Debentures	—	—	—
Shareholders’ equity	2,774	2,181	2,641
Common shares outstanding (at year end, in thousands)	9,819	9,814	9,957

OPERATING PERFORMANCE MEASURES (1, 2, 3)

OPERATING DATA
Book value per common share outstanding	$282.55	$222.20	$265.26
Growth (decline) in book value per share	27%	(16%)	15%
5-Year CAGR in book value per share (4)	11%	10%	18%
Closing stock price	$340.00	$299.00	$491.10

RATIO ANALYSIS
U.S. GAAP combined ratio (5)	95%	99%	88%
Investment yield (6)	4%	4%	4%
Taxable equivalent total investment return (7)	13%	(10%)	5%
Investment leverage (8)	2.8	3.2	2.9
Debt to total capital	26%	24%	21%

(1)

Reflects our acquisition of Terra Nova (Bermuda) Holdings Ltd. (March 24, 2000) using the purchase method of accounting. Terra Nova (Bermuda) Holdings Ltd. was acquired in part by the issuance of 1.8 million common shares. We also issued 2.5 million common shares with net proceeds of $408 million in 2001.

(2)	In accordance with the provisions of FASB ASC 350-20-35, we discontinued the amortization of goodwill as of January 1, 2002.

(3)

Operating Performance Measures provide a basis for management to evaluate our performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion of management’s evaluation of these measures in Management’s Discussion & Analysis of Financial Condition and Results of Operations.

32  |

2006	2005	2004	2003	2002	2001	2000	10-Year CAGR (4)
$2,184	$1,938	$2,054	$1,864	$1,549	$1,207	$939	15%
269	242	204	183	170	171	154	11%
2,576	2,200	2,262	2,092	1,770	1,397	1,094	15%
393	148	165	123	75	(126)	(28)	—
551	64	273	222	73	(77)	81	—
$39.40	$14.80	$16.41	$12.31	$7.53	$(14.73)	$(3.99)	—

$7,524	$6,588	$6,317	$5,350	$4,314	$3,591	$3,136	17%
10,117	9,814	9,398	8,532	7,409	6,441	5,473	15%
5,584	5,864	5,482	4,930	4,367	3,700	3,037	15%
—	99	95	91	86	116	—	—
760	609	610	522	404	265	573	—
106	141	150	150	150	150	150	—
2,296	1,705	1,657	1,382	1,159	1,085	752	22%
9,994	9,799	9,847	9,847	9,832	9,820	7,331	—

$229.78	$174.04	$168.22	$140.38	$117.89	$110.50	$102.63	15%
32%	3%	20%	19%	7%	8%	50%	—
16%	11%	20%	13%	13%	18%	21%	—
$480.10	$317.05	$364.00	$253.51	$205.50	$179.65	$181.00	—

87%	101%	96%	99%	103%	124%	114%	—
4%	4%	4%	4%	4%	5%	6%	—
11%	2%	8%	11%	8%	8%	12%	—
3.3	3.9	3.8	3.9	3.7	3.3	4.2	—
27%	33%	34%	36%	36%	33%	49%	—

(4)	CAGR—compound annual growth rate.

(5)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(6)	Investment yield reflects net investment income as a percentage of average invested assets.

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

(8)	Investment leverage represents total invested assets divided by shareholders’ equity.

|  33

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,961,745 in 2009 and $4,722,371 in 2008)	$5,112,136	$4,592,552
Equity securities (cost of $843,841 in 2009 and $855,188 in 2008)	1,349,829	1,073,769
Short-term investments (estimated fair value approximates cost)	492,581	508,834
Investments in affiliates	43,633	77,272

TOTAL INVESTMENTS	6,998,179	6,252,427

Cash and cash equivalents	850,494	640,379
Receivables	279,879	278,096
Reinsurance recoverable on unpaid losses	886,442	1,026,858
Reinsurance recoverable on paid losses	65,703	71,890
Deferred policy acquisition costs	156,797	183,755
Prepaid reinsurance premiums	68,307	86,534
Goodwill and intangible assets	502,833	361,424
Other assets	433,262	610,691

TOTAL ASSETS	$10,241,896	$9,512,054

LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,427,096	$5,492,339
Unearned premiums	717,728	827,888
Payables to insurance companies	46,853	42,399
Senior long-term debt and other debt (estimated fair value of $1,011,000 in 2009 and $626,000 in 2008)	963,648	694,409
Other liabilities	294,857	274,084

TOTAL LIABILITIES	7,450,182	7,331,119

Commitments and contingencies
Shareholders’ equity:
Common stock	872,876	869,744
Retained earnings	1,514,398	1,297,901
Accumulated other comprehensive income	387,086	13,029

TOTAL SHAREHOLDERS’ EQUITY	2,774,360	2,180,674
Noncontrolling interests	17,354	261

TOTAL EQUITY	2,791,714	2,180,935

TOTAL LIABILITIES AND EQUITY	$10,241,896	$9,512,054

See accompanying notes to consolidated financial statements.

34  |

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,815,835	$2,022,184	$2,117,294
Net investment income	259,809	282,148	305,247
Net realized investment gains (losses):
Other-than-temporary impairment losses	(95,570)	(339,164)	(19,841)
Less other-than-temporary impairment losses recognized in other comprehensive income (loss)	5,620	—	—

Other-than-temporary impairment losses recognized in net income (loss)	(89,950)	(339,164)	(19,841)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(6,150)	(68,430)	79,345

Net realized investment gains (losses)	(96,100)	(407,594)	59,504
Other revenues	89,782	79,845	68,534

TOTAL OPERATING REVENUES	2,069,326	1,976,583	2,550,579

OPERATING EXPENSES
Losses and loss adjustment expenses	992,863	1,269,025	1,096,203
Underwriting, acquisition and insurance expenses	736,660	738,546	756,699
Amortization of intangible assets	6,698	5,742	3,387
Other expenses	80,499	74,889	63,993

TOTAL OPERATING EXPENSES	1,816,720	2,088,202	1,920,282

OPERATING INCOME (LOSS)	252,606	(111,619)	630,297

Interest expense	53,969	48,210	57,236

INCOME (LOSS) BEFORE INCOME TAXES	198,637	(159,829)	573,061

Income tax expense (benefit)	(3,782)	(101,395)	167,184

NET INCOME (LOSS)	$202,419	$(58,434)	$405,877

Less net income attributable to noncontrolling interests	781	333	208

NET INCOME (LOSS) TO SHAREHOLDERS	$201,638	$(58,767)	$405,669

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$326,959	$(594,767)	$(33,638)
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(5,405)	—	—
Reclassification adjustments for net gains (losses) included in net income (loss)	52,883	264,898	(40,323)

Change in net unrealized gains on investments, net of taxes	374,437	(329,869)	(73,961)
Change in currency translation adjustments, net of taxes	19,239	(7,893)	3,793
Change in net actuarial pension loss, net of taxes	(4,268)	(6,740)	1,546

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	389,408	(344,502)	(68,622)

COMPREHENSIVE INCOME (Loss)	$591,827	$(402,936)	$337,255
Less comprehensive income attributable to noncontrolling interests	832	333	208

COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS	$590,995	$(403,269)	$337,047

NET INCOME (LOSS) PER SHARE
Basic	$20.54	$(5.95)	$40.73
Diluted	$20.52	$(5.95)	$40.64

See accompanying notes to consolidated financial statements.

|  35

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	(in thousands)
January 1, 2007	9,994	$854,561	$1,015,679	$426,153	$2,296,393	$(344)	$2,296,049
Net income	—	—	405,669	—	405,669	208	405,877
Change in net unrealized gains on investments, net of taxes	—	—	—	(73,961)	(73,961)	—	(73,961)
Change in currency translation adjustments, net of taxes	—	—	—	3,793	3,793	—	3,793
Change in net actuarial pension loss, net of taxes	—	—	—	1,546	1,546	—	1,546

Comprehensive income					337,047	208	337,255
Issuance of common stock	12	5,626	—	—	5,626	—	5,626
Repurchase of common stock	(49)	—	(24,210)	—	(24,210)	—	(24,210)
Cumulative effect of adoption of FASB ASC 740-10	—	2,831	20,131	—	22,962	—	22,962
Restricted stock units expensed	—	2,812	—	—	2,812	—	2,812
Other	—	532	—	—	532	—	532

December 31, 2007	9,957	866,362	1,417,269	357,531	2,641,162	(136)	2,641,026
Net loss	—	—	(58,767)	—	(58,767)	333	(58,434)
Change in net unrealized gains on investments, net of taxes	—	—	—	(329,869)	(329,869)	—	(329,869)
Change in currency translation adjustments, net of taxes	—	—	—	(7,893)	(7,893)	—	(7,893)
Change in net actuarial pension loss, net of taxes	—	—	—	(6,740)	(6,740)	—	(6,740)

Comprehensive loss					(403,269)	333	(402,936)
Issuance of common stock	10	—	—	—	—	—	—
Repurchase of common stock	(153)	—	(60,601)	—	(60,601)	—	(60,601)
Restricted stock units expensed	—	2,187	—	—	2,187	—	2,187
Other	—	1,195	—	—	1,195	64	1,259

December 31, 2008	9,814	869,744	1,297,901	13,029	2,180,674	261	2,180,935
Net income	—	—	201,638	—	201,638	781	202,419
Change in net unrealized gains on investments, net of taxes	—	—	—	374,437	374,437	—	374,437
Cumulative effect of adoption of FASB ASC 320-10, net of taxes	—	—	15,300	(15,300)	—	—	—
Change in currency translation adjustments, net of taxes	—	—	—	19,188	19,188	51	19,239
Change in net actuarial pension loss, net of taxes	—	—	—	(4,268)	(4,268)	—	(4,268)

Comprehensive income					590,995	832	591,827
Issuance of common stock	6	—	—	—	—	—	—
Restricted stock units expensed	—	2,638	—	—	2,638	—	2,638
Acquisitions	—	—	—	—	—	16,204	16,204
Other	(1)	494	(441)	—	53	57	110

DECEMBER 31, 2009	9,819	$872,876	$1,514,398	$387,086	$2,774,360	$17,354	$2,791,714

See accompanying notes to consolidated financial statements.

36  |

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$202,419	$(58,434)	$405,877
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(9,144)	(100,417)	31,935
Depreciation and amortization	31,172	31,191	32,563
Net realized investment losses (gains)	96,100	407,594	(59,504)
Decrease in receivables	21,035	24,829	27,457
Decrease in deferred policy acquisition costs	26,958	18,536	16,101
Increase in unpaid losses and loss adjustment expenses, net	6,213	235,045	102,185
Decrease in unearned premiums, net	(91,933)	(84,244)	(64,314)
Increase (decrease) in payables to insurance companies	(8,260)	2,609	(19,917)
Other	7,903	(79,709)	24,144

NET CASH PROVIDED BY OPERATING ACTIVITIES	282,463	397,000	496,527

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	205,561	683,316	1,000,148
Proceeds from maturities, calls and prepayments of fixed maturities	312,951	404,444	213,975
Cost of fixed maturities and equity securities purchased	(726,954)	(702,292)	(1,652,284)
Net change in short-term investments	23,616	(467,026)	91,063
Cost of investments in affiliates	—	(8,481)	(2,732)
Acquisitions, net of cash acquired	(154,920)	(10,070)	(8,103)
Additions to property and equipment	(21,906)	(17,673)	(14,495)
Other	27,943	(34,190)	(1,979)

NET CASH USED BY INVESTING ACTIVITIES	(333,709)	(151,972)	(374,407)

FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	507,346	102,425	5,290
Repayment and retirement of senior long-term debt and other debt	(255,293)	(100,190)	(75,592)
Retirement of Junior Subordinated Deferrable Interest Debentures	—	—	(111,012)
Repurchases of common stock	—	(60,601)	(24,210)
Other	(441)	64	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	251,612	(58,302)	(205,524)

Effect of foreign currency rate changes on cash and cash equivalents	9,749	(24,387)	5,849

Increase (decrease) in cash and cash equivalents	210,115	162,339	(77,555)
Cash and cash equivalents at beginning of year	640,379	478,040	555,595

CASH AND CASH EQUIVALENTS AT END OF YEAR	$850,494	$640,379	$478,040

See accompanying notes to consolidated financial statements.

|  37

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

Prior to the fourth quarter of 2009, the Company accounted for its two non-insurance subsidiaries as investments in affiliates under the equity method of accounting. The Company had determined that the differences between the equity method of accounting and consolidation accounting for these two entities were immaterial to the consolidated financial statements. During the fourth quarter of 2009, the Company acquired two additional businesses that operate outside of the specialty insurance marketplace. As a result, the Company consolidated the two entities that had previously been accounted for as investments in affiliates for all periods presented in this Annual Report on Form 10-K. This change had no impact on the Company’s net income (loss) to shareholders for any period presented. Total assets and total liabilities increased approximately $34 million from the amounts previously reported on the consolidated balance sheet as of December 31, 2008. The Company consolidates the results of its non-insurance subsidiaries on a one-month lag.

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

c) Investments. Investments, other than investments in affiliates, are considered available-for-sale and are recorded at estimated fair value. Unrealized gains and losses on investments, net of deferred income taxes, are included in accumulated other comprehensive income in shareholders’ equity. The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary.

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains or losses are included in earnings. Realized gains or losses from sales of investments are derived using the first-in, first-out method.

d) Investments in Affiliates. Investments in affiliates include investments accounted for under the equity method of accounting. In applying the equity method, investments are recorded at cost and subsequently increased or decreased by the Company’s proportionate share of the net income or loss of the investee. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of its other comprehensive income (loss). Dividends or

38  |

1. Summary of Significant Accounting Policies (continued)

other equity distributions are recorded as a reduction of the investment. The Company reviews investments in affiliates for impairment when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary.

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

h) Goodwill and Intangible Assets. Goodwill is tested for impairment at least annually. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally three to twenty years, and are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable.

i) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives (generally, the life of the lease for leasehold improvements, 20 to 40 years for buildings, three to ten years for furniture and equipment and three to fifteen years for other property).

j) Income Taxes. The Company records deferred income taxes to reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company recognizes the tax benefit from an uncertain tax position taken or expected to be taken in income tax returns only if it is more likely than not that the tax position will be sustained upon examination by tax authorities, based on the technical merits of the position. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach, whereby the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement is recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense (benefit).

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

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

l) Revenue Recognition. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded are netted against premiums written. The Company uses the periodic method to account for assumed reinsurance from foreign reinsurers. The Company’s foreign reinsurers provide sufficient information to record foreign assumed business in the same manner as the Company records assumed business from United States reinsurers. Other revenues primarily consist of sales of products manufactured by the Company’s non-insurance operations. Revenue from manufactured products is generally recognized at the time title transfers to the customer, which occurs at the point of shipment or delivery to the customer, depending on the terms of the sales arrangement.

m) Stock-based Compensation. Stock-based compensation expense is recognized as part of underwriting, acquisition and insurance expenses over the requisite service period. Stock-based compensation expense, net of taxes, was $1.8 million in 2009, $1.3 million in 2008 and $2.9 million in 2007.

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

p) Comprehensive Income (Loss). Comprehensive income (loss) represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss), such as unrealized gains or losses on investments, foreign currency translation adjustments and changes in net actuarial pension loss.

q) Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) to shareholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the year.

40  |

1. Summary of Significant Accounting Policies (continued)

r) Recent Accounting Pronouncements. Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320-10-65, Investments – Debt and Equity Securities. This guidance amends the requirements for recognizing other-than-temporary impairment on debt securities and modifies the presentation of other-than-temporary impairment losses in the financial statements. The guidance requires other-than-temporary impairment of a debt security to be separated into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost. The amount of the other-than-temporary impairment related to a credit loss is recognized in net income (loss), and the amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of taxes. The guidance also expands disclosure requirements related to other-than-temporary impairment, but does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

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

Effective in the second quarter of 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures, which provides additional guidance on how to estimate fair value when the volume and level of market activity for an asset or liability have significantly decreased. Under the provisions of this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability (or similar assets and liabilities), then transactions or quoted prices may not accurately reflect fair value. In such instances, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FASB ASC 820-10-65 also provides guidance on identifying circumstances that may indicate a transaction is not orderly. Under the provisions of this guidance, if evidence indicates that a transaction is not orderly, an entity should place little, if any, weight on that transaction price when estimating fair value. The adoption of FASB ASC 820-10-65 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Effective in the second quarter of 2009, the Company adopted FASB ASC 885-10, Subsequent Events, which provides guidance on the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

|  41

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards (Statement) No. 167, Amendments to FASB Interpretation No. 46(R). In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, to amend their codification for Statement No. 167. This guidance removes the scope exception for qualifying special-purpose entities, includes new criteria for determining the primary beneficiary of a variable interest entity and increases the frequency of required assessments to determine whether an entity is the primary beneficiary of a variable interest entity. In January 2010, the FASB decided to indefinitely defer the consolidation requirements of ASU No. 2009-17 for interests in certain investment entities. The FASB also decided to revise the provisions of ASU No. 2009-17 for determining whether service-provider or decision-maker fee arrangements represent a variable interest. Both the provisions of ASU No. 2009-17 as issued and the subsequent revisions to this guidance are effective for the Company beginning January 1, 2010. The Company is currently evaluating ASU No. 2009-17 and the subsequent revisions to determine the potential impact that adopting this guidance will have on its consolidated financial statements.

Effective December 31, 2009, the Company adopted FASB ASC 715-20-65, Compensation – Retirement Benefits. FASB ASC 715-20-65 expands disclosure requirements regarding the investment strategies, fair value measurements and concentrations of risk for plan assets of a defined benefit pension or other postretirement plan. Since FASB ASC 715-20-65 addresses financial statement disclosures only, the adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows. The Company has included the disclosures required by FASB ASC 715-20-65 in note 19.

2. Investments

a) The following tables summarize the Company’s available-for-sale investments.

	December 31, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$358,360	$18,053	$(91)	$—	$376,322
Obligations of states, municipalities and political subdivisions	2,068,714	65,824	(8,798)	—	2,125,740
Foreign governments	410,435	14,912	(2,335)	—	423,012
Residential mortgage-backed securities	419,707	24,223	(1,534)	(12,342)	430,054
Asset-backed securities	27,052	244	(1,001)	—	26,295
Public utilities	136,302	7,317	—	—	143,619
Convertible bonds	30,750	—	—	—	30,750
All other corporate bonds	1,510,425	70,285	(13,942)	(10,424)	1,556,344

Total fixed maturities	4,961,745	200,858	(27,701)	(22,766)	5,112,136
Equity securities:
Insurance companies, banks and trusts	338,369	243,669	(3,521)	—	578,517
Industrial, consumer and all other	505,472	266,165	(325)	—	771,312

Total equity securities	843,841	509,834	(3,846)	—	1,349,829
Short-term investments	492,563	20	(2)	—	492,581

INVESTMENTS, AVAILABLE-FOR-SALE	$6,298,149	$710,712	$(31,549)	$(22,766)	$6,954,546

42  |

2. Investments (continued)

	December 31, 2008
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$354,601	$25,428	$(73)	$379,956
Obligations of states, municipalities and political subdivisions	1,909,522	14,114	(76,797)	1,846,839
Foreign governments	285,188	16,468	(97)	301,559
Residential mortgage-backed securities	511,294	8,060	(4,413)	514,941
Asset-backed securities	29,168	21	(1,492)	27,697
Public utilities	144,874	1,225	(2,759)	143,340
Convertible bonds	24,969	—	—	24,969
All other corporate bonds	1,462,755	21,069	(130,573)	1,353,251

Total fixed maturities	4,722,371	86,385	(216,204)	4,592,552
Equity securities:
Insurance companies, banks and trusts	308,019	173,913	(4,524)	477,408
Industrial, consumer and all other	547,169	69,719	(20,527)	596,361

Total equity securities	855,188	243,632	(25,051)	1,073,769
Short-term investments	508,812	42	(20)	508,834

INVESTMENTS, AVAILABLE-FOR-SALE	$6,086,371	$330,059	$(241,275)	$6,175,155

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2009
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$23,798	$(91)	$—	$—	$23,798	$(91)
Obligations of states, municipalities and political subdivisions	214,792	(2,388)	148,570	(6,410)	363,362	(8,798)
Foreign governments	92,166	(2,335)	—	—	92,166	(2,335)
Residential mortgage- backed securities	33,223	(12,748)	11,162	(1,128)	44,385	(13,876)
Asset-backed securities	—	—	10,607	(1,001)	10,607	(1,001)
All other corporate bonds	217,072	(18,890)	143,057	(5,476)	360,129	(24,366)

Total fixed maturities	581,051	(36,452)	313,396	(14,015)	894,447	(50,467)
Equity securities:
Insurance companies, banks and trusts	45,917	(3,521)	—	—	45,917	(3,521)
Industrial, consumer and all other	10,943	(325)	—	—	10,943	(325)

Total equity securities	56,860	(3,846)	—	—	56,860	(3,846)
Short-term investments	4,298	(2)	—	—	4,298	(2)

TOTAL	$642,209	$(40,300)	$313,396	$(14,015)	$955,605	$(54,315)

|  43

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

At December 31, 2009, the Company held 190 securities with a total estimated fair value of $955.6 million and gross unrealized losses of $54.3 million. Of these 190 securities, 78 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $313.4 million and gross unrealized losses of $14.0 million. All 78 securities were fixed maturities where the Company expects to receive all interest and principal payments when contractually due. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

	December 31, 2008
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$5,626	$(38)	$12,933	$(35)	$18,559	$(73)
Obligations of states, municipalities and political subdivisions	811,255	(32,860)	431,826	(43,937)	1,243,081	(76,797)
Foreign governments	20,380	(97)	—	—	20,380	(97)
Residential mortgage-backed securities	57,423	(1,948)	17,235	(2,465)	74,658	(4,413)
Asset-backed securities	13,290	(682)	12,321	(810)	25,611	(1,492)
Public utilities	44,926	(2,677)	4,110	(82)	49,036	(2,759)
All other corporate bonds	557,014	(61,822)	425,228	(68,751)	982,242	(130,573)

Total fixed maturities	1,509,914	(100,124)	903,653	(116,080)	2,413,567	(216,204)
Equity securities:
Insurance companies, banks and trusts	23,386	(4,524)	—	—	23,386	(4,524)
Industrial, consumer and all other	129,974	(19,268)	21,761	(1,259)	151,735	(20,527)

Total equity securities	153,360	(23,792)	21,761	(1,259)	175,121	(25,051)
Short-term investments	34,690	(20)	—	—	34,690	(20)

TOTAL	$1,697,964	$(123,936)	$925,414	$(117,339)	$2,623,378	$(241,275)

At December 31, 2008, the Company held 606 securities with a total estimated fair value of $2.6 billion and gross unrealized losses of $241.3 million. Of these 606 securities, 232 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $925.4 million and gross unrealized losses of $117.3 million. Of these securities, 230 securities were fixed maturities and two were equity securities.

Gross unrealized losses on fixed maturities, which were impacted by the widening of credit spreads, were $216.2 million at December 31, 2008. The market disruptions during 2008 resulted in a lack of liquidity within the credit markets, which increased credit risk in the financial markets and resulted in the widening of credit spreads. During the latter half of 2009, as conditions in the U.S. financial markets improved, credit spreads narrowed, which reduced the Company’s gross unrealized losses on fixed maturities to $50.5 million at December 31, 2009.

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. All securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for other-than-temporary impairment, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For equity securities, the ability and intent to hold the security for a period of time

44  |

2. Investments (continued)

sufficient to allow for anticipated recovery is considered. For fixed maturities, the Company considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery, the implied yield-to-maturity, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due.

For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income (loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed maturities where the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a decline in fair value that is considered to be other-than-temporary is recognized in net income (loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment, which is recognized in net income (loss), resulting in a new cost basis for the security. Any remaining decline in fair value represents the non-credit portion of the other-than-temporary impairment, which is recognized in other comprehensive income (loss). The discount rate used to calculate the estimated present value of the cash flows expected to be collected is the effective interest rate implicit for the security at the date of purchase.

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

Residential mortgage-backed securities. For U.S. mortgage-backed securities, credit impairment is assessed by estimating future cash flows from the underlying mortgage loans and interest payments. The cash flow estimate incorporates actual cash flows from the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including prepayment rates, default rates, recovery rates on foreclosed properties and loss severity assumptions. Management develops specific assumptions using market data and internal estimates, as well as estimates from rating agencies and other third party sources. Default rates are estimated by considering current underlying mortgage loan performance and expectations of future performance. Estimates of future cash flows are discounted to present value. If the present value of expected cash flows is less than the amortized cost, the Company recognizes the estimated credit loss in net income (loss).

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

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

c) The amortized cost and estimated fair value of fixed maturities at December 31, 2009 are shown below by contractual maturity and investment type.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:
Due in one year or less	$46,501	$47,235
Due after one year through five years	169,593	181,191
Due after five years through ten years	141,604	147,159
Due after ten years	662	737

TOTAL	358,360	376,322

Obligations of states, municipalities and political subdivisions:
Due in one year or less	—	—
Due after one year through five years	51,220	52,358
Due after five years through ten years	595,850	616,623
Due after ten years	1,421,644	1,456,759

TOTAL	2,068,714	2,125,740

Foreign governments:
Due in one year or less	4,035	4,043
Due after one year through five years	157,197	163,494
Due after five years through ten years	249,203	255,475
Due after ten years	—	—

TOTAL	410,435	423,012

Residential mortgage-backed securities:
Due in one year or less	2,271	2,277
Due after one year through five years	12,852	13,495
Due after five years through ten years	40,436	41,376
Due after ten years	364,148	372,906

TOTAL	419,707	430,054

Asset-backed securities:
Due in one year or less	1,907	1,919
Due after one year through five years	12,513	11,521
Due after five years through ten years	1,000	1,085
Due after ten years	11,632	11,770

TOTAL	27,052	26,295

Public utilities:
Due in one year or less	23,517	24,135
Due after one year through five years	90,413	96,006
Due after five years through ten years	22,372	23,478
Due after ten years	—	—

TOTAL	136,302	143,619

Convertible bonds and all other corporate bonds:
Due in one year or less	163,845	169,168
Due after one year through five years	657,916	689,088
Due after five years through ten years	618,874	633,342
Due after ten years	100,540	95,496

TOTAL	1,541,175	1,587,094

Total fixed maturities:
Due in one year or less	242,076	248,777
Due after one year through five years	1,151,704	1,207,153
Due after five years through ten years	1,669,339	1,718,538
Due after ten years	1,898,626	1,937,668

TOTAL FIXED MATURITIES	$4,961,745	$5,112,136

46  |

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

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Interest:
Municipal bonds (tax-exempt)	$83,695	$80,975	$73,942
Taxable bonds	150,169	170,400	179,372
Short-term investments, including overnight deposits	5,597	18,979	27,630
Dividends on equity securities	24,883	35,048	33,902
Income (loss) from investments in affiliates	(379)	1,136	3,858
Change in fair value of credit default swap	2,996	(13,698)	(3,115)
Other	(151)	(1,903)	(601)

	266,810	290,937	314,988
Less investment expenses	7,001	8,789	9,741

NET INVESTMENT INCOME	$259,809	$282,148	$305,247

e) The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income.

Year Ended December 31,
(dollars in thousands)	2009
Cumulative credit loss, beginning of year	$—
Adoption of FASB ASC 320-10	237

Additions:
Other-than-temporary impairment losses not previously recognized	7,019
Increases related to other-than-temporary impairment losses previously recognized	2,062

Total additions	9,318
Reductions:
Sales of fixed maturities on which credit losses were recognized	(177)

Cumulative credit loss, end of year	$9,141

|  47

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

f) The following table presents net realized investment gains (losses) and the change in net unrealized gains on investments.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Realized gains:
Sales of fixed maturities	$5,752	$9,647	$7,143
Sales of equity securities	7,605	64,709	82,306
Other	5,781	1,267	2,102

Total realized gains	19,138	75,623	91,551

Realized losses:
Sales of fixed maturities	(25,230)	(102,925)	(7,057)
Sales of equity securities	(58)	(39,827)	(516)
Other-than-temporary impairments	(89,950)	(339,164)	(19,841)
Other	—	(1,301)	(4,633)

Total realized losses	(115,238)	(483,217)	(32,047)

NET REALIZED INVESTMENT GAINS (LOSSES)	$(96,100)	$(407,594)	$59,504

Change in net unrealized gains on investments:
Fixed maturities	$280,210	$(135,455)	$1,053
Equity securities	287,407	(372,215)	(116,132)
Short-term investments	(4)	22	—

NET INCREASE (DECREASE)	$567,613	$(507,648)	$(115,079)

Net realized investment losses for the year ended December 31, 2009 included $90.0 million of write downs for other-than-temporary declines in the estimated fair value of investments. Total write downs for other-than-temporary declines in the estimated fair value of investments for 2009 were $95.6 million, of which $90.0 million was recognized in net income and $5.6 million was recognized in other comprehensive income. The write downs for other-than-temporary declines in the estimated fair value of investments for 2009 related to 29 equity securities, 15 fixed maturities and two investments in affiliates. Write downs for 2009 included write downs to the Company’s equity holdings in General Electric Company and United Parcel Service, Inc. of $21.0 million and $9.5 million, respectively. Given the extent to which the fair value of these equity securities was below cost and management’s belief that these securities were unlikely to recover in the near term, the decline in fair value for these securities was deemed other-than-temporary and was recognized in net income. Write downs for other-than-temporary declines in the estimated fair value of investments for 2009 also included a $20.5 million write down related to the Company’s investment in First Market Bank due to an anticipated merger with Union Bankshares Corporation that was expected to reduce the value of the Company’s investment. In the first quarter of 2010, this merger was completed and did not result in a material adjustment to net income.

Net realized investment losses for the year ended December 31, 2008 included $339.2 million of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment gains for the year ended December 31, 2007 included $19.8 million of write downs for other-than-temporary declines in the estimated fair value of investments.

48  |

2. Investments (continued)

g) The following table presents other-than-temporary impairment losses recognized in net income (loss) and included in net realized investment gains (losses) by investment type.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Fixed maturities:
Corporate bonds	$(7,310)	$(46,452)	$—
Residential mortgage-backed securities	(3,541)	(7,691)	—
Other	(1,487)	—	—

Total fixed maturities	(12,338)	(54,143)	—

Equity securities:
Insurance companies, banks and trusts	(15,978)	(99,226)	(19,841)
Industrial, consumer and all other	(38,548)	(176,795)	—

Total equity securities	(54,526)	(276,021)	(19,841)

Nonredeemable preferred stocks	—	(9,000)	—
Investments in affiliates	(23,086)	—	—

TOTAL	$(89,950)	$(339,164)	$(19,841)

h) The Company had $1.5 billion and $1.3 billion of investments and cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of default by the Company on its obligations at December 31, 2009 and 2008, respectively. These invested assets and the related liabilities are included on the Company’s consolidated balance sheets. The following discussion provides additional detail regarding irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company’s United States insurance companies had invested assets with a carrying value of $39.1 million and $39.6 million on deposit with state regulatory authorities at December 31, 2009 and 2008, respectively.

Invested assets with a carrying value of $3.0 million and $5.1 million at December 31, 2009 and 2008, respectively, were held in trust for the benefit of cedents of the Company’s United States insurance companies.

Invested assets with a carrying value of $58.4 million and $81.2 million at December 31, 2009 and 2008, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL’s accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $32.2 million and $30.6 million at December 31, 2009 and 2008, respectively, were held in trust for the benefit of MIICL’s United States surplus lines policyholders.

Banks have issued irrevocable undrawn letters of credit supporting the Company’s contingent liabilities related to certain reinsurance business written in the United States by MIICL. The Company had deposited invested assets with a carrying value of $27.5 million and $29.9 million at December 31, 2009 and 2008, respectively, as collateral against these letters of credit.

|  49

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

The Company had deposited $333.8 million and $212.1 million of invested assets with Lloyd’s to support its underwriting activities at December 31, 2009 and 2008, respectively. In addition, the Company had invested assets with a carrying value of $1.0 billion and $0.9 billion at December 31, 2009 and 2008, respectively, held in trust for the benefit of syndicate policyholders.

In accordance with the terms of its credit default swap agreement, the Company had $33.1 million and $37.3 million of invested assets on deposit at December 31, 2009 and 2008, respectively.

i) At December 31, 2009 and December 31, 2008, investments in U.S. Treasury securities and obligations of U.S. government agencies were the only investments in any one issuer that exceeded 10% of shareholders’ equity.

At December 31, 2009, the Company’s ten largest equity holdings represented $772.4 million, or 57%, of the equity portfolio. Investments in the property and casualty insurance industry represented $363.6 million, or 27%, of the equity portfolio at December 31, 2009. Investments in the property and casualty insurance industry included a $183.9 million investment in the common stock of Berkshire Hathaway Inc.

3. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2009	2008
Amounts receivable from agents, brokers and insureds	$206,514	$208,329
Less allowance for doubtful receivables	6,360	6,955

	200,154	201,374
Employee stock loans receivable (see note 11)	15,821	16,903
Loan participations (see note 15)	27,326	25,099
Other	36,578	34,720

RECEIVABLES	$279,879	$278,096

4. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Balance, beginning of year	$183,755	$202,291	$218,392
Policy acquisition costs deferred	413,858	487,990	501,702
Amortization of policy acquisition costs	(440,816)	(506,526)	(517,803)

DEFERRED POLICY ACQUISITION COSTS	$156,797	$183,755	$202,291

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Amortization of policy acquisition costs	$440,816	$506,526	$517,803
Other operating expenses	295,844	232,020	238,896

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES	$736,660	$738,546	$756,699

50  |

5. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2009	2008
Land	$28,453	$18,645
Buildings	14,173	3,150
Leasehold improvements	38,607	37,922
Furniture and equipment	110,641	84,716
Other	13,510	5,147

	205,384	149,580
Less accumulated depreciation and amortization	105,145	85,445

PROPERTY AND EQUIPMENT	$100,239	$64,135

Depreciation and amortization expense of property and equipment was $14.8 million, $12.3 million and $11.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company does not own any material properties. The Company leases substantially all of the facilities utilized by its insurance operations and certain furniture and equipment under operating leases. The Company’s non-insurance operations own certain of their facilities and lease others.

6. Goodwill and Intangible Assets

The following table presents the components of goodwill.

(dollars in thousands)	Excess and Surplus Lines Segment	Specialty Admitted Segment	London Insurance Market Segment	Other (1)	Total
January 1, 2008	$81,770	$1,888	$248,558	$6,163	$338,379
Acquisitions	—	—	—	—	—

December 31, 2008	$81,770	$1,888	$248,558	$6,163	$338,379
Acquisitions (see note 22)	—	—	42,860	20,235	63,095
Foreign currency movements	—	—	1,045	—	1,045

December 31, 2009	$81,770	$1,888	$292,463	$26,398	$402,519

(1)	See note 18 for a discussion of the Company’s non-insurance operations included in Other above.

Goodwill is tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. There were no indications of goodwill impairment during 2009 or 2008.

|  51

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Intangible Assets (continued)

The following table presents the components of intangible assets.

	December 31,
(dollars in thousands)	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$83,791	$(12,391)	$26,512	$(6,937)
Trade names	18,988	(215)	1,400	(135)
Technology	7,900	(1,095)	1,900	(779)
Non-competition agreements	3,450	(2,114)	3,450	(2,366)
Order backlog	2,000	—	—	—

TOTAL	$116,129	$(15,815)	$33,262	$(10,217)

Amortization of intangible assets was $6.7 million, $5.7 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of intangible assets is estimated to be $14.9 million for 2010, $11.4 million for 2011, $8.5 million for 2012, $7.6 million for 2013 and $6.8 million for 2014.

In 2009, the Company acquired $84.0 million of intangible assets, which are expected to be amortized over a weighted average period of 12.9 years. The intangible assets acquired during 2009 include customer relationships and trade names, which are expected to be amortized over a weighted average period of 11.7 and 20.0 years, respectively.

7. Income Taxes

Income (loss) before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Domestic	$86,592	$(100,512)	$437,495
Foreign	112,045	(59,317)	135,566

INCOME (LOSS) BEFORE INCOME TAXES	$198,637	$(159,829)	$573,061

Income tax expense (benefit) includes the following components.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Current:
Domestic	$8,076	$(1,041)	$131,519
Foreign	(2,714)	63	3,730

Total current tax expense (benefit)	5,362	(978)	135,249

Deferred:
Domestic	(6,763)	(63,702)	(1,984)
Foreign	(2,381)	(36,715)	33,919

Total deferred tax expense (benefit)	(9,144)	(100,417)	31,935

INCOME TAX EXPENSE (BENEFIT)	$(3,782)	$(101,395)	$167,184

52  |

7. Income Taxes (continued)

Foreign income tax expense (benefit) includes United States tax expense (benefit) on foreign operations.

In 2009, income tax benefit included interest and penalties of $2.7 million. In 2008, income tax benefit included a benefit from interest and penalties of $3.5 million. In 2007, income tax expense included interest and penalties of $3.8 million. At December 31, 2009 and 2008, other liabilities on the consolidated balance sheets included $6.3 million and $3.6 million, respectively, for potential payment of interest and penalties.

In general, the Company is not subject to state income taxation; therefore, state income tax expense is not material to the consolidated financial statements.

The Company made income tax payments of $21.2 million, $29.0 million and $137.8 million in 2009, 2008 and 2007, respectively. Income taxes receivable were $13.2 million and $33.1 million at December 31, 2009 and 2008, respectively, and were included in other assets on the consolidated balance sheets. The income tax receivables at December 31, 2009 and 2008 were due in part to the carryback of $38.7 million and $93.2 million, respectively, of capital losses generated as a result of sales of equity securities and fixed maturities that had tax bases in excess of fair value on the dates of sale.

Reconciliations of the United States corporate income tax rate to the effective tax rate on income (loss) before income taxes are presented in the following table.

	Years Ended December 31,
	2009	2008	2007
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	(14)	18	(5)
Uncertain tax positions	2	(6)	—
Tax credits	(3)	19	—
Foreign operations	(21)	(2)	(1)
Other	(1)	(1)	—

EFFECTIVE TAX RATE	(2%)	63%	29%

The 2009 effective tax rate includes a 21% income tax benefit related to foreign operations, of which 17% is the result of a one-time tax benefit related to a change in the United Kingdom tax law that became effective in the third quarter of 2009.

Substantially all of the Company’s continuing international operations are taxed directly or indirectly by both the United States and United Kingdom. However, subject to certain limitations, the United States allows a credit against its tax for any United Kingdom tax generated by Markel International.

|  53

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2009	2008
Assets:
Differences between financial reporting and tax bases	$67,815	$44,309
Unpaid losses and loss adjustment expenses not yet deductible for income tax purposes	102,999	110,032
Unearned premiums recognized for income tax purposes	32,080	38,733
Other-than-temporary impairments not yet deductible for income tax purposes	68,084	69,340
Net operating loss carryforwards	154,406	179,401
Tax credit carryforwards	17,780	27,916

Total gross deferred tax assets	443,164	469,731
Less valuation allowance	—	(1,749)

Total gross deferred tax assets, net of allowance	443,164	467,982

Liabilities:
Differences between financial reporting and tax bases	19,498	14,570
Deferred policy acquisition costs	37,597	46,671
Net unrealized gains on investments	193,495	37,737
Undistributed investment in foreign subsidiaries	31,418	—

Total gross deferred tax liabilities	282,008	98,978

NET DEFERRED TAX ASSET	$161,156	$369,004

The decrease in the net deferred tax asset in 2009 was primarily due to an increase in the deferred tax liability related to accumulated other comprehensive income items resulting from an increase in net unrealized gains on investments during 2009. The net deferred tax assets at December 31, 2009 and 2008 were included in other assets on the consolidated balance sheets.

In December 2008, Markel Corporation received $110.0 million in distributions made by Markel International. In January 2009, Markel Corporation received an additional $101.7 million in distributions made by Markel International. Pursuant to guidance included in FASB ASC 740, Income Taxes, approximately $46 million in foreign paid taxes became available for use by the Company as foreign tax credits as a result of these distributions. Of the approximately $46 million in foreign tax credits, approximately $20 million have been used as of December 31, 2009, and the remaining $26 million are available for the Company to carry forward. If unused, the credits available for carry forward will expire in 2019.

At December 31, 2009, the Company had net operating losses of $520.9 million. These losses can be carried forward indefinitely to offset future taxable income in the United Kingdom. Of the $520.9 million of net operating losses, $122.3 million also can be utilized to offset future Markel Capital Limited, a wholly-owned subsidiary, income that is taxable in the United States. The Company’s ability to utilize these losses in the United States expires between the years 2018 and 2026.

54  |

7. Income Taxes (continued)

The Company estimates that it will realize $282.0 million of the gross deferred tax assets, including net operating losses, recorded at December 31, 2009 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. The Company believes that it is more likely than not that it will realize $161.2 million of gross deferred tax assets by generating future taxable income and by using prudent and feasible tax planning strategies if future taxable income is not sufficient. While management believes that a valuation allowance at December 31, 2009 was not necessary, changes in management’s estimate of future taxable income to be generated by its foreign subsidiaries, changes in the Company’s ability to use tax planning strategies or significant declines in the estimated fair value of investments could result in a need to record a valuation allowance through a charge to earnings.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is now included in FASB ASC 740-10, Income Taxes. Upon adoption, retained earnings increased $20.1 million; goodwill decreased $9.4 million, primarily related to the Company’s acquisition of Markel International; and common stock increased $2.8 million related to closed stock option plans and other capital transactions.

At December 31, 2009, the Company had unrecognized tax benefits of $24.9 million. If recognized, $19.4 million of these tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any significant changes in unrecognized tax benefits during 2010.

The following table presents a reconciliation of beginning and ending unrecognized tax benefits.

	Years Ended December 31,
(dollars in thousands)	2009	2008
Unrecognized Tax Benefits, Beginning of Year	$59,237	$48,371
Increases based upon tax positions taken during the current year	1,140	13,112
Increases for tax positions taken in prior years	9,022	—
Decreases for tax positions taken in prior years	(42,601)	—
Settlement with taxing authorities	(1,858)	—
Lapse of statute of limitations	—	(2,246)

UNRECOGNIZED TAX BENEFITS, END OF YEAR	$24,940	$59,237

The $42.6 million decrease in 2009 for tax positions taken in prior years represents future tax return benefits that the Company no longer anticipates recognizing in its consolidated financial statements.

Provisions for United States income taxes on undistributed earnings of foreign subsidiaries are made only on those amounts in excess of the amounts that are considered to be permanently reinvested. Pre-acquisition earnings of the Company’s foreign subsidiaries are considered permanently reinvested and no provision for United States income taxes has been recorded. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings due to the complexity of this calculation.

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

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$4,465,481	$4,452,655	$4,326,426
Foreign currency movements, commutations and other	86,362	(192,838)	40,656

ADJUSTED NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	4,551,843	4,259,817	4,367,082

Incurred losses and loss adjustment expenses:
Current year	1,228,152	1,432,808	1,293,529
Prior years	(235,289)	(163,783)	(197,326)

TOTAL INCURRED LOSSES AND LOSS ADJUSTMENT EXPENSES	992,863	1,269,025	1,096,203

Payments:
Current year	247,814	310,953	226,861
Prior years	759,522	727,609	783,795

TOTAL PAYMENTS	1,007,336	1,038,562	1,010,656

Effect of foreign currency rate changes	3,284	(20,080)	1,166
Other	—	(4,719)	(1,140)

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	4,540,654	4,465,481	4,452,655

Reinsurance recoverable on unpaid losses	886,442	1,026,858	1,072,918

GROSS RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$5,427,096	$5,492,339	$5,525,573

Beginning of year net reserves for losses and loss adjustment expenses are adjusted, when applicable, for the impact of changes in foreign currency rates, commutations, acquisitions and dispositions. In 2009, beginning of year net reserves for losses and loss adjustment expenses were increased by a movement of $74.8 million in foreign currency rates of exchange, most notably between the United States Dollar and the United Kingdom Sterling. In 2008, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $195.7 million in foreign currency rates of exchange, most notably between the United States Dollar and the United Kingdom Sterling. In 2007, beginning of year net reserves for losses and loss adjustment expenses were increased by a movement of $49.6 million in foreign currency rates of exchange, most notably between the United States Dollar and the United Kingdom Sterling, which was offset in part by an $8.9 million decrease related to the completion of several reinsurance commutations.

In 2009, incurred losses and loss adjustment expenses included $235.3 million of favorable development on prior years’ loss reserves, which was primarily due to $205.6 million of loss reserve redundancies experienced at Markel International and on the professional and products liability programs within the Excess and Surplus Lines segment as actual claims reporting patterns on prior accident years have been more favorable than initially anticipated within the Company’s actuarial analyses. The favorable development on prior years’ loss reserves in 2009 was partially offset by $10.0 million of adverse development on asbestos and environmental loss reserves following the Company’s annual review of these exposures.

56  |

8. Unpaid Losses and Loss Adjustment Expenses (continued)

Current year incurred losses and loss adjustment expenses for 2008 included $91.1 million of estimated net losses on Hurricanes Gustav and Ike (2008 Hurricanes). The estimated net losses on the 2008 Hurricanes were net of estimated reinsurance recoverables of $58.6 million. Both the gross and net loss estimates on the 2008 Hurricanes represented the Company’s best estimate of losses at December 31, 2008 based upon information available at that time. The Company used various loss estimation techniques to develop these estimates, including analyses of reported claims and detailed policy level reviews.

In 2008, incurred losses and loss adjustment expenses included $163.8 million of favorable development on prior years’ loss reserves, which was primarily due to $149.6 million of loss reserve redundancies experienced at Markel International and on the professional and products liability programs within the Excess and Surplus Lines segment as actual claims reporting patterns on prior accident years have been more favorable than initially anticipated within the Company’s actuarial analyses. The favorable development on prior years’ loss reserves in 2008 was partially offset by $24.9 million of adverse development on prior years’ loss reserves on asbestos and environmental exposures and related reinsurance bad debt.

In 2007, incurred losses and loss adjustment expenses included $197.3 million of favorable development on prior years’ loss reserves, which was primarily due to $166.6 million of loss reserve redundancies experienced at Markel International and on the professional and products liability programs within the Excess and Surplus Lines segment as a result of the favorable insurance market conditions experienced from 2000 through 2004. The favorable development on prior years’ loss reserves in 2007 was partially offset by $34.0 million of adverse development on prior years’ loss reserves on asbestos and environmental exposures.

During the third quarter of each of the past three years, the Company completed an in-depth, actuarial review of its asbestos and environmental exposures. During the 2009 review, the Company increased its estimate of the number of claims that will ultimately be closed with an indemnity payment. During the 2008 and 2007 reviews, the Company noted that claims had been closed with total indemnity payments that were higher than had been anticipated, and as a result of this higher than expected average severity on closed claims, the Company’s actuaries updated their average severity assumptions for both open claims and claims incurred but not yet reported. In each of the past three years, the Company’s actuarial estimates of the ultimate liability for asbestos and environmental loss reserves were increased, and management increased prior years’ loss reserves for asbestos and environmental exposures accordingly.

Inherent in the Company’s reserving practices is the desire to establish loss reserves that are more likely redundant than deficient. As such, the Company seeks to establish loss reserves that will ultimately prove to be adequate. Furthermore, the Company’s philosophy is to price its insurance products to make an underwriting profit. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but uncertainty remains regarding the potential for adverse development of estimated ultimate liabilities.

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

|  57

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

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$238,272	$221,654	$214,439
Commutations and other	(500)	(191)	(14,454)

ADJUSTED NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	237,772	221,463	199,985
Incurred losses and loss adjustment expenses	2,657	22,106	33,254
Payments	(11,399)	(5,297)	(11,585)

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	229,030	238,272	221,654

Reinsurance recoverable on unpaid losses	153,078	154,901	123,483

GROSS RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$382,108	$393,173	$345,137

Incurred losses and loss adjustment expenses for 2009, 2008 and 2007 were primarily due to adverse development of asbestos-related reserves. At December 31, 2009, asbestos-related reserves were $298.0 million and $162.1 million on a gross and net basis, respectively.

Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $133.8 million and $95.2 million, respectively, at December 31, 2009. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $343.1 million at December 31, 2009, which includes $63.9 million of litigation-related expense.

58  |

8. Unpaid Losses and Loss Adjustment Expenses (continued)

The Company’s reserves for losses and loss adjustment expenses related to A&E exposures represent management’s best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company’s statistical analysis of these reserves is reviewed by the Company’s independent actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company’s gross and net A&E reserves at December 31, 2009 are adequate.

9. Senior Long-Term Debt and Other Debt

The following table summarizes the Company’s senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2009	2008
Unsecured borrowings under $375 million revolving credit facility, at 3.82% at December 31, 2008, expires December 31, 2010	$—	$100,000

6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $851 in 2009 and $1,121 in 2008	245,814	245,544

7.125% unsecured senior notes, due September 30, 2019, interest payable semi-annually, net of unamortized discount of $2,757 in 2009	347,243	—

7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $2,609 in 2009 and $2,715 in 2008	197,391	197,285

7.50% unsecured senior debentures, due August 22, 2046, interest payable quarterly, net of unamortized discount of $4,206 in 2009 and $4,320 in 2008	145,794	145,680

Secured subsidiary debt, at various interest rates ranging from 2.7% to 6.5%	27,406	5,900

SENIOR LONG-TERM DEBT AND OTHER DEBT	$963,648	$694,409

On September 22, 2009, the Company issued $350 million of 7.125% unsecured senior notes due September 30, 2019. Net proceeds to the Company were $347.2 million, which are being used for general corporate purposes, including acquisitions.

The Company maintains a revolving credit facility that provides $375 million of capacity for working capital and other general corporate purposes and expires December 2010. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.20% at December 31, 2009) on the unused portion of the facility based on the Company’s debt to total capital ratio as calculated under the agreement. The Company intends to seek a replacement facility for the existing revolving credit agreement prior to its expiration on December 31, 2010.

At December 31, 2009, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company is not in compliance with its covenants, the Company’s access to the credit facility could be restricted. While the Company believes this to be unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity.

|  59

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Senior Long-Term Debt and Other Debt (continued)

The Company’s unsecured senior notes are not redeemable; however, the Company’s 7.50% unsecured senior debentures are redeemable by the Company at any time after August 22, 2011. None of the Company’s senior long-term debt is subject to any sinking fund requirements.

The estimated fair value based on quoted market prices of the Company’s senior long-term debt and other debt was $1.0 billion and $626 million at December 31, 2009 and 2008, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of December 31, 2009.

Years Ending December 31,	(dollars in thousands)
2010	$733
2011	743
2012	2,207
2013	251,652
2014	4,035
2015 and thereafter	714,701

TOTAL PRINCIPAL PAYMENTS	$974,071
Less unamortized discount	(10,423)

SENIOR LONG-TERM DEBT AND OTHER DEBT	$963,648

The Company paid $47.1 million, $47.5 million and $56.2 million in interest on its senior long-term debt and other debt during the years ended December 31, 2009, 2008 and 2007, respectively.

10. Junior Subordinated Deferrable Interest Debentures

On January 8, 1997, the Company arranged the sale of $150 million of Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities) issued under an Amended and Restated Declaration of Trust dated January 13, 1997 by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by the Company. Proceeds from the sale of the 8.71% Capital Securities were used to purchase the Company’s 8.71% Junior Subordinated Debentures due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997. The 8.71% Junior Subordinated Debentures were the sole assets of the Trust. The Company redeemed the outstanding 8.71% Junior Subordinated Debentures for $111.0 million on January 2, 2007.

11. Shareholders’ Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,819,151 shares and 9,813,962 shares were issued and outstanding at December 31, 2009 and 2008, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at December 31, 2009 or 2008.

In August 2005, the Company’s Board of Directors approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. In 2009, the Company did not repurchase any shares of common stock under the Program. As of December 31, 2009, the Company had repurchased 360,800 shares of common stock at a cost of $136.6 million.

60  |

11. Shareholders’ Equity (continued)

b) Net income (loss) per share is determined by dividing net income (loss) to shareholders by the applicable weighted average shares outstanding.

	Years Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Net income (loss) to shareholders	$201,638	$(58,767)	$405,669

Basic common shares outstanding	9,815	9,876	9,961
Dilutive potential common shares	11	—	20

Diluted shares outstanding	9,826	9,876	9,981

Basic net income (loss) per share	$20.54	$(5.95)	$40.73

Diluted net income (loss) per share	$20.52	$(5.95)	$40.64

Average closing common stock market prices are used to calculate the dilutive effect attributable to restricted stock.

Diluted shares outstanding for 2008 excluded 15,376 dilutive potential shares. These shares were excluded due to their antidilutive effect as a result of the Company’s net loss to shareholders for the year ended December 31, 2008.

c) The Company’s Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company’s common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan’s loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. The Company has authorized 100,000 shares for purchase under this plan, of which 70,874 and 78,134 shares were available for purchase at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $15.8 million and $16.9 million, respectively.

d) The Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan) provides for grants or awards of cash, restricted stock, restricted stock units, performance grants and other stock-based awards to employees and directors. The Omnibus Incentive Plan does not authorize grants of stock options. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee) and will terminate on March 5, 2013. At December 31, 2009, there were 133,347 shares reserved for issuance under the Omnibus Incentive Plan. Restricted Stock Units are awarded to certain associates and executive officers based upon meeting performance conditions determined by a subcommittee of the Compensation Committee. Awards granted to associates and executive officers generally vest at the end of the fifth year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company’s common stock for each vested Restricted Stock Unit. During 2009, the Company awarded 4,227 Restricted Stock Units to certain associates and executive officers. During 2009, the Company awarded 1,200 shares of restricted stock to its non-employee directors. The shares awarded to non-employee directors will vest in 2010.

|  61

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Shareholders’ Equity (continued)

The following table summarizes nonvested share-based awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards at January 1, 2009	25,569	$430.09
Granted	5,427	275.93
Vested	(7,146)	362.06
Forfeited	—	—

Nonvested awards at December 31, 2009	23,850	$415.39

The fair value of the Company’s share-based awards is determined based on the closing price of the Company’s common shares on the grant date. The weighted average grant-date fair value of the Company’s share-based awards granted in 2009, 2008 and 2007 was $275.93, $461.65 and $492.30, respectively. As of December 31, 2009, unrecognized compensation cost related to nonvested share-based awards was $4.1 million, which is expected to be recognized over a weighted average period of 2.6 years. The fair value of the Company’s share-based awards that vested during 2009, 2008 and 2007 was $2.6 million, $2.1 million and $0.3 million, respectively.

12. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes net holding gains (losses) arising during the period, unrealized other-than-temporary impairment losses on fixed maturities arising during the period and reclassification adjustments for net gains (losses) included in net income (loss). Other comprehensive income (loss) also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss.

The following table summarizes the deferred tax expense (benefit) associated with each component of other comprehensive income (loss).

	Years Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$190,978	$(320,314)	$(18,566)
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(1,118)	—	—
Reclassification adjustments for net gains (losses) included in net income (loss)	25,912	142,638	(21,712)

Change in net unrealized gains on investments	215,772	(177,676)	(40,278)
Change in currency translation adjustments	6,825	(4,250)	2,044
Change in net actuarial pension loss	2,859	(3,630)	833

TOTAL	$225,456	$(185,556)	$(37,401)

13. Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures, establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets.

62  |

13. Fair Value Measurements (continued)

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

Investments available-for-sale. Investments available-for-sale are recorded at fair value on a recurring basis and include fixed maturities, equity securities and short-term investments. Short-term investments include certificates of deposit, commercial paper, discount notes and treasury bills with original maturities of one year or less. Fair value for investments available-for-sale is determined by the Company after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of the Company’s fixed maturities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

Fair value for investments available-for-sale is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices for fixed maturities, the fair value of fixed maturities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data described above. If there are no recent reported trades, the fair value of fixed maturities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate.

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities and obligations of U.S. government agencies, municipal bonds, foreign government bonds, residential mortgage-backed securities and corporate debt securities.

Derivatives. Derivatives are recorded at fair value on a recurring basis and include a credit default swap. The fair value of the credit default swap is measured by the Company using a third party pricing model. See note 21 for a discussion of the valuation model for the credit default swap, including the key inputs and assumptions to the model. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap has been classified as Level 3 within the fair value hierarchy.

|  63

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Fair Value Measurements (continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$376,322	$—	$376,322
Obligations of state, municipalities and political subdivisions	—	2,125,740	—	2,125,740
Foreign governments	—	423,012	—	423,012
Residential mortgage-backed securities	—	430,054	—	430,054
Asset-backed securities	—	26,295	—	26,295
Public utilities	—	143,619	—	143,619
Convertible bonds	—	30,750	—	30,750
All other corporate bonds	—	1,556,344	—	1,556,344

Total fixed maturities	—	5,112,136	—	5,112,136

Equity securities:
Insurance companies, banks and trusts	578,517	—	—	578,517
Industrial, consumer and all other	771,312	—	—	771,312

Total equity securities	1,349,829	—	—	1,349,829

Short-term investments	441,012	51,569	—	492,581

Total investments available-for-sale	1,790,841	5,163,705	—	6,954,546

Liabilities:
Derivative contracts	$—	$—	$26,968	$26,968

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	Derivatives
January 1, 2009	$29,964
Total net gains included in:
Net income	(2,996)
Other comprehensive income	—
Net transfers into (out of) Level 3	—

December 31, 2009	$26,968

Net unrealized gains included in net income for the period relating to liabilities held at December 31, 2009	$2,996	(1)

(1)	Included in net investment income in the consolidated statement of operations and comprehensive income (loss).

At December 31, 2009, the Company did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which were financial instruments whose valuations, in many cases, were significantly affected by the lack of market liquidity during 2008 and 2009. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2009.

64  |

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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2009 and 2008, balances recoverable from the Company’s ten largest reinsurers, by group, represented approximately 72% and 71%, respectively, of the reinsurance recoverable on paid and unpaid losses. At December 31, 2009, the Company’s largest reinsurance balance was due from the Munich Re Group and represented 18% of the reinsurance recoverable on paid and unpaid losses.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements.

The following table summarizes the Company’s reinsurance allowance for doubtful accounts.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
REINSURANCE ALLOWANCE, BEGINNING OF YEAR	$155,882	$167,465	$184,995
Additions:
Charged to expense	—	2,634	—
Charged to other accounts	686	3,672	92

TOTAL REINSURANCE ALLOWANCE ADDITIONS	686	6,306	92

Deductions	5,229	17,889	17,622

REINSURANCE ALLOWANCE, END OF YEAR	$151,339	$155,882	$167,465

Management believes the Company’s reinsurance allowance for doubtful accounts is adequate at December 31, 2009; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges.

The following table summarizes the effect of reinsurance on premiums written and earned.

	Years Ended December 31,
(dollars in thousands)	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$1,683,355	$1,808,471	$2,002,882	$2,088,824	$2,164,035	$2,248,385
Assumed	222,538	218,309	209,902	202,031	194,904	184,037
Ceded	(191,484)	(210,945)	(244,288)	(268,671)	(311,177)	(315,128)

NET PREMIUMS	$1,714,409	$1,815,835	$1,968,496	$2,022,184	$2,047,762	$2,117,294

|  65

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Reinsurance (continued)

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $51.0 million, $226.7 million and $98.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Ceded incurred losses and loss adjustment expenses in 2008 included ceded losses on the 2008 Hurricanes of $58.6 million.

The percentage of assumed earned premiums to net earned premiums was 12%, 10% and 9% for the years ended December 31, 2009, 2008 and 2007, respectively.

15. Commitments and Contingencies

a) The Company leases substantially all of its facilities and certain furniture and equipment under noncancelable operating leases with remaining terms up to 11 years.

The following table summarizes the Company’s minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2009.

Years Ending December 31,	(dollars in thousands)
2010	$16,508
2011	13,352
2012	10,941
2013	10,597
2014	10,455
2015 and thereafter	26,717

TOTAL	$88,570

Rental expense was $19.8 million, $20.7 million and $19.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

b) At December 31, 2009 and 2008, the Company had $27.3 million and $25.1 million, respectively, of commercial loan participations outstanding with First Market Bank, which was an affiliate until its merger with Union Bankshares Corporation in the first quarter of 2010. In addition to these amounts outstanding, the Company had unfunded commitments to extend credit for commercial loans of $52.2 million and $63.8 million at December 31, 2009 and 2008, respectively. The funding of these commitments is contingent upon certain performance criteria being met by the borrowers and, as a result, does not necessarily represent amounts that will be funded by the Company in the future. The Company attempts to maintain an outstanding loan balance of less than $30.0 million at any point in time. The outstanding loan participations are included in receivables on the consolidated balance sheets.

c) On February 10, 2009, Guaranty Bank, an insured under a program written by the Company covering financial institutions against defaults on second mortgages and home equity loans, filed a lawsuit against the Company’s subsidiary, Evanston Insurance Company (Evanston), and the managing general agent for the program, Universal Assurors Agency, Inc., in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges violations of the Wisconsin insurance code relating to Guaranty Bank’s policy, which has been in force since 2004, and seeks, among other things, the return of all premiums paid under the policy and a declaration requiring continued coverage of losses notwithstanding the claim for return of premiums paid.

Premiums paid from inception of Guaranty Bank’s policy through December 31, 2009 have been approximately $57 million and covered losses have been approximately $43 million. At December 31, 2009, the policy insured a portfolio of loans totaling approximately $546 million, and the limit of the Company’s liability for additional losses with respect to the covered loans is estimated to be approximately $114 million.

66  |

15. Commitments and Contingencies (continued)

On March 23, 2009, Guaranty Bank filed a motion for a preliminary injunction with the court, asking that it be relieved from paying premiums while the litigation is pending, with the Company still being required to pay losses. On July 14, 2009, the court issued an order denying the motion for a preliminary injunction.

In October 2009, the Company was separately notified that the Office of the Commissioner of Insurance of Wisconsin had undertaken an investigation and was alleging that the insurance policies written by Evanston in Wisconsin, including Guaranty Bank’s policy, were mortgage guaranty insurance and could not be written on a surplus lines basis in that state. In settlement of the allegations and without admitting any violation, Evanston agreed to pay a fine of $100,000 and to refrain from writing similar policies in the future. The Guaranty Bank policy accounts for over 95% of the premiums written under this program in Wisconsin.

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

16. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business. These transactions are at arm’s length and, except as disclosed in note 15(b), are immaterial to the Company’s consolidated financial statements.

17. Statutory Financial Information

a) The following table includes unaudited selected information for the Company’s wholly-owned domestic insurance subsidiaries as filed with state insurance regulatory authorities.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Net income (loss)	$129,035	$(19,073)	$287,520

Statutory capital and surplus	$1,308,437	$985,675	$1,283,860

The laws of the domicile states of the Company’s domestic insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company’s domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2009, the Company’s domestic insurance subsidiaries could pay up to $154.5 million during the following 12 months under the ordinary dividend regulations.

In converting from statutory accounting principles to U.S. GAAP, typical adjustments include deferral of policy acquisition costs, differences in the calculation of deferred income taxes and the inclusion of net unrealized gains or losses relating to fixed maturities in shareholders’ equity. The Company does not use any permitted statutory accounting practices that are different from prescribed statutory accounting practices.

|  67

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Statutory Financial Information (continued)

b) MIICL files an annual audited return with the Financial Services Authority (FSA) in the United Kingdom. Assets and liabilities reported within the annual FSA return are prepared subject to specified rules concerning valuation and admissibility.

The following table summarizes MIICL’s FSA Return net income (loss) and policyholders’ surplus.

	Years Ended December 31,
(dollars in thousands)	2009(1)	2008	2007
Net income (loss)	$83,136	$(40,946)	$57,188

Policyholders’ surplus	$387,447	$264,421	$329,736

(1)	Estimated and unaudited.

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

All investing activities related to our insurance operations are included in the Investing segment. For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with an acquisition. The Company’s non-insurance operations consist of controlling interests in various businesses, principally manufacturing operations. For purposes of segment reporting, the Company’s non-insurance operations are not considered to be an operating segment.

For 2009, 26% of the Company’s gross written premiums related to foreign risks, of which 28% were from the United Kingdom. For 2008, 23% of the Company’s gross written premiums related to foreign risks, of which 32% were from the United Kingdom. For 2007, 24% of the Company’s gross written premiums related to foreign risks, of which 33% were from the United Kingdom. In each of these years, the United Kingdom was the only individual foreign country from which gross written premiums were material. Gross written premiums are attributed to individual countries based upon location of risk.

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

68  |

18. Segment Reporting Disclosures (continued)

For management reporting purposes, the Company allocates assets to its underwriting, investing and non-insurance operations. Underwriting assets are all assets not specifically allocated to the Investing segment or to the Company’s non-insurance operations. Underwriting assets are not allocated to the Excess and Surplus Lines, Specialty Admitted, London Insurance Market or Other Insurance (Discontinued Lines) segments since the Company does not manage its assets by operating segment. Invested assets and net investment income related to our insurance operations are allocated to the Investing segment since these assets are available for payment of losses and expenses for all operating segments. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a) The following tables summarize the Company’s segment disclosures.

	Year Ended December 31, 2009
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$962,702	$301,827	$641,226	$138	$—	$1,905,893
Net written premiums	869,695	279,266	566,046	(598)	—	1,714,409

Earned premiums	940,098	303,897	572,438	(598)	—	1,815,835
Losses and loss adjustment expenses	(504,631)	(186,215)	(298,741)	(3,276)	—	(992,863)
Amortization of policy acquisition costs	(221,518)	(72,306)	(146,992)	—	—	(440,816)
Other operating expenses	(177,707)	(43,052)	(74,243)	(842)	—	(295,844)

Underwriting profit (loss)	36,242	2,324	52,462	(4,716)	—	86,312

Net investment income	—	—	—	—	259,809	259,809
Net realized investment losses	—	—	—	—	(96,100)	(96,100)
Other revenues (insurance)	—	—	4,116	—	—	4,116
Other expenses (insurance)	—	—	(3,248)	—	—	(3,248)

Segment profit (loss)	$36,242	$2,324	$53,330	$(4,716)	$163,709	$250,889

Other revenues (non-insurance)						85,666
Other expenses (non-insurance)						(77,251)
Amortization of intangible assets						(6,698)
Interest expense						(53,969)

INCOME BEFORE INCOME TAXES						$198,637

U.S. GAAP combined ratio (1)	96%	99%	91%	NM (2)	—	95%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

|  69

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Segment Reporting Disclosures (continued)

	Year Ended December 31, 2008
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$1,163,992	$355,061	$693,138	$593	$—	$2,212,784
Net written premiums	1,028,816	321,109	617,946	625	—	1,968,496

Earned premiums	1,089,967	315,764	615,828	625	—	2,022,184
Losses and loss adjustment expenses	(609,790)	(209,022)	(420,438)	(29,775)	—	(1,269,025)
Amortization of policy acquisition costs	(263,348)	(73,211)	(169,967)	—	—	(506,526)
Other operating expenses	(128,667)	(51,766)	(52,682)	1,095	—	(232,020)

Underwriting profit (loss)	88,162	(18,235)	(27,259)	(28,055)	—	14,613

Net investment income	—	—	—	—	282,148	282,148
Net realized investment losses	—	—	—	—	(407,594)	(407,594)

Segment profit (loss)	$88,162	$(18,235)	$(27,259)	$(28,055)	$(125,446)	$(110,833)

Other revenues (non-insurance)						79,845
Other expenses (non-insurance)						(74,889)
Amortization of intangible assets						(5,742)
Interest expense						(48,210)

LOSS BEFORE INCOME TAXES						$(159,829)

U.S. GAAP combined ratio (1)	92%	106%	104%	NM (2)	—	99%

	Year Ended December 31, 2007
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$1,316,691	$346,647	$693,197	$2,404	$—	$2,358,939
Net written premiums	1,121,373	322,461	601,976	1,952	—	2,047,762

Earned premiums	1,154,773	320,144	640,425	1,952	—	2,117,294
Losses and loss adjustment expenses	(539,910)	(177,970)	(354,968)	(23,355)	—	(1,096,203)
Amortization of policy acquisition costs	(281,466)	(77,646)	(158,691)	—	—	(517,803)
Other operating expenses	(127,980)	(37,641)	(80,396)	7,121	—	(238,896)

Underwriting profit (loss)	205,417	26,887	46,370	(14,282)	—	264,392

Net investment income	—	—	—	—	305,247	305,247
Net realized investment gains	—	—	—	—	59,504	59,504

Segment profit (loss)	$205,417	$26,887	$46,370	$(14,282)	$364,751	$629,143

Other revenues (non-insurance)						68,534
Other expenses (non-insurance)						(63,993)
Amortization of intangible assets						(3,387)
Interest expense						(57,236)

INCOME BEFORE INCOME TAXES						$573,061

U.S. GAAP combined ratio (1)	82%	92%	93%	NM (2)	—	88%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

70  |

18. Segment Reporting Disclosures (continued)

b) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2009
Excess and Surplus Lines	$75,835	$369,262	$2,620,119
Specialty Admitted	31,585	134,979	383,820
London Insurance Market	49,377	213,487	1,855,014
Other Insurance (Discontinued Lines)	—	—	568,143

TOTAL	$156,797	$717,728	$5,427,096

December 31, 2008
Excess and Surplus Lines	$99,497	$453,016	$2,694,659
Specialty Admitted	33,849	164,669	351,291
London Insurance Market	50,409	210,203	1,849,639
Other Insurance (Discontinued Lines)	—	—	596,750

TOTAL	$183,755	$827,888	$5,492,339

c) The following table summarizes segment earned premiums by major product grouping.

(dollars in thousands)	Property	Casualty	Professional/ Products Liability	Other	Consolidated
Year Ended December 31, 2009
Excess and Surplus Lines	$174,046	$233,955	$322,822	$209,275	$940,098
Specialty Admitted	131,362	130,566	—	41,969	303,897
London Insurance Market	200,410	46,327	190,394	135,307	572,438
Other Insurance (Discontinued Lines)	—	—	—	(598)	(598)

EARNED PREMIUMS	$505,818	$410,848	$513,216	$385,953	$1,815,835

Year Ended December 31, 2008
Excess and Surplus Lines	$182,114	$326,260	$354,053	$227,540	$1,089,967
Specialty Admitted	140,650	131,716	—	43,398	315,764
London Insurance Market	204,722	48,713	243,050	119,343	615,828
Other Insurance (Discontinued Lines)	—	—	—	625	625

EARNED PREMIUMS	$527,486	$506,689	$597,103	$390,906	$2,022,184

Year Ended December 31, 2007
Excess and Surplus Lines	$168,461	$372,148	$356,822	$257,342	$1,154,773
Specialty Admitted	134,780	136,972	—	48,392	320,144
London Insurance Market	205,257	64,330	257,366	113,472	640,425
Other Insurance (Discontinued Lines)	—	—	—	1,952	1,952

EARNED PREMIUMS	$508,498	$573,450	$614,188	$421,158	$2,117,294

The Company does not manage products at this level of aggregation. The Company offers over 100 product lines and manages these products in logical groupings within each operating segment.

|  71

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Segment Reporting Disclosures (continued)

d) The following table reconciles segment assets to the Company’s consolidated balance sheets.

	December 31,
(dollars in thousands)	2009	2008	2007
Segment Assets:
Investing	$7,844,052	$6,892,005	$7,774,424
Underwriting	2,214,991	2,569,234	2,346,213

TOTAL SEGMENT ASSETS	$10,059,043	$9,461,239	$10,120,637

Non-insurance operations	182,853	50,815	43,135

TOTAL ASSETS	$10,241,896	$9,512,054	$10,163,772

19. Employee Benefit Plans

a) The Company maintains a defined contribution plan for employees of its United States insurance operations, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. Employees of the Company’s non-insurance subsidiaries are provided post-retirement benefits under separate plans. The Company also provides another defined contribution plan for Markel International employees. This plan is in line with local market terms and conditions of employment. Expenses relating to the Company’s defined contribution plans were $13.1 million, $13.1 million and $11.9 million in 2009, 2008 and 2007, respectively.

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

Markel Syndicate Management also provided certain Markel International employees with one of two defined benefit plans (Markel Syndicate Management Plans), which up until the Company’s withdrawal in 2008 were run in connection with the multi-employer Lloyd’s Superannuation Scheme (the Scheme). The Markel Syndicate Management Plans, which are closed to new participants, are similar in operation to the Terra Nova Pension Plan, although the benefit structure differs. In 2008, the Company successfully negotiated its withdrawal from the Scheme. In accordance with the terms of withdrawal, the Company’s obligations under the Markel Syndicate Management Plans and the associated plan assets were transferred into the Terra Nova Pension Plan. At the time of this transfer, the Company’s portion of the Scheme’s assets approximated its estimated projected benefit obligation. The Company’s contributions to the Scheme were $0.4 million in both 2008 and 2007.

72  |

19. Employee Benefit Plans (continued)

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized on the accompanying consolidated balance sheets of the Company.

	Years Ended December 31,
(dollars in thousands)	2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$93,442	$110,568
Service cost	1,374	1,940
Interest cost	5,881	5,850
Participant contributions	148	140
Benefits paid	(2,719)	(2,649)
Actuarial loss (gain)	17,210	(8,904)
Effect of foreign currency rate changes	9,716	(30,408)
Transfer in of the Scheme’s projected benefit obligation	—	16,905

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$125,052	$93,442

Change in plan assets:
Fair value of plan assets at beginning of period	$86,064	$102,936
Actual gain (loss) on plan assets	20,823	(14,844)
Employer contributions	6,829	13,068
Participant contributions	148	140
Benefits paid	(2,719)	(2,649)
Effect of foreign currency rate changes	8,947	(29,492)
Transfer in of the Scheme’s assets	—	16,905

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$120,092	$86,064

Funded status of the plan	$(4,960)	$(7,378)

Net actuarial pension loss	47,882	46,473

TOTAL	$42,922	$39,095

Net actuarial pension loss is recognized as a component of accumulated other comprehensive income, net of a tax benefit of $13.4 million and $16.3 million in 2009 and 2008, respectively. The liability for pension benefits, or the funded status of the plan, is included in other liabilities on the consolidated balance sheets.

The following table summarizes the components of net periodic benefit cost and the weighted average assumptions for the Terra Nova Pension Plan.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$1,374	$1,940	$2,183
Interest cost	5,881	5,850	5,554
Expected return on plan assets	(6,877)	(7,208)	(7,298)
Amortization of net actuarial pension loss	1,990	1,602	1,917

NET PERIODIC BENEFIT COST	$2,368	$2,184	$2,356

Weighted average assumptions as of December 31:
Discount rate	5.8%	6.0%	5.8%
Expected return on plan assets	7.2%	7.2%	7.5%
Rate of compensation increase	4.5%	4.5%	5.3%

|  73

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

Management’s discount rate and rate of compensation increase assumptions at December 31, 2009 were used to calculate the Company’s projected benefit obligation. Management’s discount rate, expected return on plan assets and rate of compensation increase assumptions at December 31, 2008 were used to calculate the net periodic benefit cost for 2009. The Company estimates that net periodic benefit cost in 2010 will include an expense of $2.0 million resulting from the amortization of the net actuarial pension loss included as a component of accumulated other comprehensive income at December 31, 2009.

The fair values of each of the plan’s assets are measured using quoted prices in active markets for identical assets, which represent Level 1 inputs within the fair value hierarchy established in FASB ASC 820-10. The following table summarizes the fair value of plan assets as of December 31, 2009.

(dollars in thousands)	December 31, 2009
Plan assets:
Fixed maturity index funds	$24,535
Equity security index funds	95,538
Cash and cash equivalents	19

TOTAL	$120,092

The Company’s target asset allocation for the plan is 73% to 77% equity securities and 23% to 27% fixed maturities. At December 31, 2009, the actual allocation of assets in the plan was 80% equity securities and 20% fixed maturities. At December 31, 2008, the actual allocation of plan assets was 75% equity securities and 25% fixed maturities.

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

74  |

19. Employee Benefit Plans (continued)

At December 31, 2009 and 2008, the fair value of plan assets exceeded the plan’s accumulated benefit obligation of $105.8 million and $79.9 million, respectively. The Company expects to make plan contributions of $6.9 million in 2010.

The benefits expected to be paid in each year from 2010 to 2014 are $2.4 million, $2.5 million, $2.6 million, $2.7 million and $2.8 million, respectively. The aggregate benefits expected to be paid in the five years from 2015 to 2019 are $15.1 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2009 and include estimated future employee service.

20. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $233,932 in 2009 and $217,994 in 2008)	$249,640	$212,592
Equity securities (cost of $218,103 in 2009 and $224,797 in 2008)	304,416	264,429
Short-term investments (estimated fair value approximates cost)	179,986	119,995
Investments in affiliates	43,633	—

TOTAL INVESTMENTS	777,675	597,016

Cash and cash equivalents	243,182	53,578
Investments in consolidated subsidiaries	2,677,419	2,173,009
Notes receivable from subsidiaries	66,517	27,429
Income taxes receivable	21,899	42,977
Net deferred tax asset	—	18,706
Other assets	65,879	63,036

TOTAL ASSETS	$3,852,571	$2,975,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior long-term debt	$936,242	$688,509
Net deferred tax liability	27,644	—
Other liabilities	114,325	106,568

TOTAL LIABILITIES	1,078,211	795,077

TOTAL SHAREHOLDERS’ EQUITY	2,774,360	2,180,674

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,852,571	$2,975,751

|  75

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
REVENUES
Net investment income	$21,899	$5,432	$16,605
Dividends on common stock of consolidated subsidiaries	44,048	246,346	362,388
Net realized investment gains (losses):
Other-than-temporary impairment losses	(28,185)	(63,043)	(825)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	4,201	(62,281)	35,279

Net realized investment gains (losses)	(23,984)	(125,324)	34,454
Other	4	2	3

TOTAL REVENUES	41,967	126,456	413,450

EXPENSES
Interest	52,286	47,357	56,233
Other	4,764	2,336	3,021

TOTAL EXPENSES	57,050	49,693	59,254

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME TAXES	(15,083)	76,763	354,196
Equity in undistributed earnings of consolidated subsidiaries	203,822	(218,823)	45,951
Income tax benefit	12,899	83,293	5,522

NET INCOME (LOSS) TO SHAREHOLDERS	$201,638	$(58,767)	$405,669

OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$27,516	$(92,656)	$14,927
Consolidated subsidiaries’ net holding gains (losses) arising during the period	299,443	(502,111)	(48,565)
Consolidated subsidiaries’ unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(5,405)	—	—
Reclassification adjustments for net gains (losses) included in net income (loss) to shareholders	6,043	81,403	(24,040)
Consolidated subsidiaries’ reclassification adjustments for net gains (losses) included in net income (loss) to shareholders	46,840	183,495	(16,283)

Change in net unrealized gains on investments, net of taxes	374,437	(329,869)	(73,961)

Change in currency translation adjustments, net of taxes	(22,532)	19,558	(1,973)
Consolidated subsidiaries’ change in currency translation adjustments, net of taxes	41,720	(27,451)	5,766
Change in net actuarial pension loss, net of taxes	460	726	(166)
Consolidated subsidiaries’ change in net actuarial pension loss, net of taxes	(4,728)	(7,466)	1,712

TOTAL OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS	389,357	(344,502)	(68,622)

COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS	$590,995	$(403,269)	$337,047

76  |

20. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss) to shareholders	$201,638	$(58,767)	$405,669
Adjustments to reconcile net income (loss) to shareholders to net cash provided by operating activities	(124,388)	239,739	(29,783)

NET CASH PROVIDED BY OPERATING ACTIVITIES	77,250	180,972	375,886

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	30,233	314,544	229,065
Proceeds from maturities, calls and prepayments of fixed maturities	10,597	19,253	24,749
Cost of fixed maturities and equity securities purchased	(59,410)	(286,766)	(556,475)
Net change in short-term investments	(59,736)	(119,698)	30,675
Decrease (increase) in notes receivable due from subsidiaries	(39,088)	5,700	—
Capital contributions to subsidiaries	(127,094)	(138,406)	—
Return of capital from subsidiaries	101,715	109,949	—
Acquisitions	—	—	(8,552)
Additions to property and equipment	(12,360)	(9,764)	(1,777)
Other	20,766	(22,350)	(977)

NET CASH USED BY INVESTING ACTIVITIES	(134,377)	(127,538)	(283,292)

FINANCING ACTIVITIES
Additions to senior long-term debt	497,172	100,000	—
Repayments and retirement of senior long-term debt	(250,000)	(93,050)	(73,032)
Retirement of Junior Subordinated Deferrable Interest Debentures	—	—	(111,012)
Repurchases of common stock	—	(60,601)	(24,210)
Other	(441)	—	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	246,731	(53,651)	(208,254)

Increase (decrease) in cash and cash equivalents	189,604	(217)	(115,660)
Cash and cash equivalents at beginning of year	53,578	53,795	169,455

CASH AND CASH EQUIVALENTS AT END OF YEAR	$243,182	$53,578	$53,795

|  77

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Derivatives

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

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At December 31, 2009 and 2008, the credit default swap had a fair value of $27.0 million and $30.0 million, respectively. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income in 2009 included a favorable change in the fair value of the credit default swap of $3.0 million. Net investment income in 2008 included an adverse change in the fair value of the credit default swap of $13.7 million.

Since entering into the credit default swap agreement, the Company has paid $16.9 million to settle its obligations related to credit events. These payments reduced the Company’s liability related to its credit default swap; as a result, the notional amount for which the Company has exposure decreased to $33.1 million.

See notes 2(h) and 13 for further discussion of the Company’s credit default swap.

The Company has foreign currency exchange rate risk associated with its assets and liabilities and manages this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, the Company periodically purchases foreign currency forward contracts. The Company’s forward contracts are designated as hedges of net investments in foreign operations and are recorded at fair value, with the changes in fair value recorded in currency translation adjustments as part of other comprehensive income (loss). Generally, the Company’s forward contracts have maturities of three months. At December 31, 2009, the Company held two contracts outstanding with an aggregate notional amount of $40.6 million and a fair value of $1.4 million. At December 31, 2008, the Company held two contracts outstanding with an aggregate notional amount of $64.8 million and a fair value of $0.9 million. Realized gains on forward contracts were $1.0 million and $1.4 million for 2009 and 2008, respectively, and were recorded as currency translation adjustments.

The Company had no other material derivative instruments at December 31, 2009.

78  |

22. Acquisitions

a) Insurance Acquisition. On October 1, 2009, the Company acquired Elliott Special Risks LP, a Canadian managing general agent that provides insurance underwriting and administrative services to insurers. In connection with this acquisition, the Company paid approximately $70 million and recognized goodwill of $42.9 million and intangible assets of $26.8 million. Results attributable to this acquisition will be included in the London Insurance Market segment. As a result of this acquisition, Markel International expects to significantly increase its share of the premium writings produced by Elliott Special Risks LP in 2010.

b) Non-insurance Acquisitions. On October 29, 2009, the Company acquired Panel Specialists, Inc., a company based in Temple, Texas that manufactures panels, wall systems, casework, furniture and other related products. On November 30, 2009, the Company acquired a controlling interest of 80.1% in Ellicott Dredge Enterprises, LLC, a manufacturer of dredging equipment for both domestic and international markets, which is headquartered in Baltimore, Maryland. Also during 2009, ParkLand Ventures, Inc., a subsidiary that acquires and operates manufactured housing communities throughout the United States, made several acquisitions. Total consideration for these acquisitions was approximately $95 million and the Company recognized goodwill of $20.2 million and intangible assets of $52.1 million.

The Company’s strategy in acquiring controlling interests in businesses that operate outside of the specialty insurance marketplace is similar to the Company’s strategy for purchasing equity securities. The Company seeks to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices.

c) The operating revenues and expenses for the acquisitions completed during 2009 are included in other revenues and other expenses in the consolidated statements of operations and comprehensive income (loss).

|  79

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320-10-65 related to the recognition and presentation of other-than-temporary impairment of investments on April 1, 2009. As discussed in note 7 to the consolidated financial statements, the Company adopted the provisions of FASB ASC 740-10 related to accounting for uncertainty in income taxes on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Markel Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Richmond, Virginia

March 1, 2010

80  |

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited Markel Corporation’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

|  81

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

In our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia

March 1, 2010

82  |

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the company’s internal control over financial reporting, which is included herein.

Alan I. Kirshner	Richard R. Whitt, III
Chief Executive Officer	Chief Financial Officer

March 1, 2010

|  83

Markel Corporation & Subsidiaries

QUARTERLY FINANCIAL INFORMATION

The following table presents the unaudited quarterly results of consolidated operations for 2009, 2008 and 2007.

	Quarters Ended
(dollars in thousands, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2009
Operating revenues	$495,177	$522,432	$500,349	$551,368
Net income	16,436	33,030	59,211	93,742
Net income to shareholders	16,358	32,798	59,126	93,356
Comprehensive income (loss) to shareholders	(1,996)	171,869	339,859	81,263
Net income per share:
Basic	$1.67	$3.34	$6.02	$9.51
Diluted	1.67	3.34	6.02	9.49
Common stock price ranges:
High	$317.75	$316.00	$363.00	$347.50
Low	208.77	255.37	266.91	316.85
2008
Operating revenues	$520,222	$645,003	$434,204	$377,154
Net income (loss)	33,976	82,315	(142,115)	(32,610)
Net income (loss) to shareholders	33,988	82,242	(142,287)	(32,710)
Comprehensive loss to shareholders	(19,889)	(93,698)	(158,822)	(130,860)
Net income (loss) per share:
Basic	$3.42	$8.30	$(14.46)	$(3.33)
Diluted	3.41	8.29	(14.46)	(3.33)
Common stock price ranges:
High	$492.97	$458.31	$480.00	$392.38
Low	394.99	367.00	315.90	234.23
2007
Operating revenues	$637,972	$678,981	$633,076	$600,550
Net income	98,746	121,334	92,349	93,448
Net income to shareholders	98,674	121,201	92,353	93,441
Comprehensive income to shareholders	76,681	70,192	111,548	78,626
Net income per share:
Basic	$9.89	$12.17	$9.28	$9.38
Diluted	9.88	12.15	9.26	9.36
Common stock price ranges:
High	$505.89	$496.01	$521.99	$554.95
Low	461.17	454.83	457.50	456.01

84  |

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $5.4 billion and reinsurance recoverable on unpaid losses of $0.9 billion at December 31, 2009 compared to $5.5 billion and $1.0 billion, respectively, at December 31, 2008. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.

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

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and case reserves from estimated ultimate losses. IBNR reserves were 60% of total unpaid losses and loss adjustment expenses at December 31, 2009 compared to 61% at December 31, 2008.

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

86  |

In establishing our liabilities for unpaid losses and loss adjustment expenses, our actuaries estimate an ultimate loss ratio, by accident year, for each of our over 100 product lines with input from our underwriting and claims associates. In estimating an ultimate loss ratio for a particular line of business, our actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market conditions, policy forms and exposures. The actuarial methods we use include:

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

Each actuarial method has its own set of assumptions and its own strengths and limitations, with no one method being better than the others in all situations. Our actuaries select the reserving methods that they believe will produce the most reliable estimate for the class of business being evaluated. Greater judgment may be required when we introduce new product lines or when there have been changes in claims handling practices, as the statistical data available may be insufficient. In these instances, we may rely upon assumptions applied to similar lines of business, rely more heavily on industry experience, take into account changes in underwriting guidelines and risk selection or review the impact of changes in claims reserving practices with claims personnel. For example, in 2009, as part of the formation of a shared service claims function, we reassigned certain claims handling responsibilities to different claims personnel based upon our new product line groupings and regional office model, and we standardized certain claims handling practices. We believe these changes in claims handling practices impacted the comparability of case reserves between periods. Our actuaries considered these changes and made adjustments to data where appropriate when establishing their actuarial point estimate in 2009.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, law changes, general economic conditions and recent trends in these factors. Our actuarial analyses are based on statistical analysis but also consist of reviewing internal factors that are difficult to analyze statistically, including underwriting and claims handling changes. In some of our markets, and where we act as a reinsurer, the timing and amount of information reported about underlying claims are in the control of third parties. This can also affect estimates and require re-estimation as new information becomes available.

As indicated above, we may use one or more actuarial reserving methods, which incorporate numerous underlying judgments and assumptions, to establish our estimate of ultimate loss reserves. While we use our best judgment in establishing our estimate for loss reserves, applying different assumptions and variables could lead to significantly different loss reserve estimates.

Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Loss frequency measures the number of claims per unit of insured exposure. When the number of newly reported claims is higher than anticipated, generally speaking, loss reserves are increased. Conversely, loss reserves are generally decreased when fewer claims are reported than expected. Loss severity measures the average size of a claim. When the average severity of reported claims is higher than originally estimated, loss reserves are typically increased. When the average claim size is lower than anticipated, loss reserves are typically decreased. For example, in each of the past three years, we have experienced redundancies on prior years’ loss reserves in our professional and products liability lines as a result of decreases in loss severity, while over the same period of time we have experienced deficiencies on prior years’ loss reserves related to our A&E exposures as a result of increases in loss frequency and severity.

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

Management’s best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $371 million, or 8.9%, at December 31, 2009, compared to $381 million, or 9.3%, at December 31, 2008. In management’s opinion, the actuarially calculated point estimate generally underestimates both the ultimate favorable impact of a hard insurance market and the ultimate adverse impact of a soft insurance market. Therefore, the percentage by which management’s best estimate exceeds the actuarial point estimate will generally be higher during a soft market than during a hard market.

88  |

The difference between management’s best estimate and the actuarially calculated point estimate in both 2009 and 2008 is primarily associated with our long-tail business in the Excess and Surplus Lines and London Insurance Market segments. In both 2009 and 2008, management’s best estimate exceeded the actuarial point estimate as a result of attributing less credibility than our actuaries to favorable trends experienced on our long-tail lines of business in recent years. During 2009, the actuarial point estimate of loss reserves, most notably on the 2003 to 2007 accident years, was reduced as a result of favorable loss reserve experience on these accident years as actual incurred losses on reported claims have been less than we expected in our actuarial analyses. In particular, given the long-tail and volatile nature of the business in the London Insurance Market segment, as well as past unfavorable development in this segment, management did not incorporate this favorable trend into its best estimate to the same extent as the actuaries. Management also believes that the actuaries’ point estimates for the 2009 and 2008 accident years do not fully reflect the impact of soft insurance market conditions or the current economic environment. During a recessionary environment, the frequency of insurance claims may increase. Similarly, the risk that an insured will intentionally cause or be indifferent to a loss may increase during an economic downturn and the attention to loss prevention measures may decrease. These subjective factors affect the development of losses and represent instances where management’s perspectives may differ from those of our actuaries.

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

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates, by segment, at December 31, 2009.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Excess and Surplus Lines	$2,243.4	$1,843.0	$2,448.1
Specialty Admitted	330.1	266.9	337.3
London Insurance Market	1,512.1	1,084.6	1,551.7
Other Insurance (Discontinued Lines)	455.1	262.8	973.8

(1)

Due to the actuarial methods used to determine the separate ranges for each segment of our business, it is not appropriate to aggregate the high or low ends of the separate ranges to determine the high and low ends of the actuarial range on a consolidated basis.

Undue reliance should not be placed on these ranges of estimates as they are only one of many points of reference used by management to determine its best estimate of ultimate losses. Further, actuarial ranges may not be a true reflection of the potential variability between loss reserves estimated at the balance sheet date and the ultimate cost of settling claims. Actuarial ranges are developed based on known events as of the valuation date, while ultimate losses are subject to events and circumstances that are unknown as of the valuation date. For example, the Claims and Reserves table on page 111, which provides a summary of historical development between originally estimated loss reserves and ultimate claims costs, illustrates this potential variability, reflecting a cumulative deficiency in net

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

We place less reliance on the range established for our Other Insurance (Discontinued Lines) segment than on the ranges established for our remaining segments. The range established for our Other Insurance (Discontinued Lines) segment includes exposures related to acquired lines of business, many of which are no longer being written, that were not subject to our underwriting discipline and controls. Additionally, A&E exposures, which are subject to an uncertain and unfavorable legal environment, account for approximately 50% of the loss reserves considered in the range established for our Other Insurance (Discontinued Lines) segment.

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

Due to these uncertainties, it is not possible to estimate our ultimate liability for A&E exposures with the same degree of reliability as with other types of exposures. Future development will be affected by the factors mentioned above and could have a material effect on our results of operations, cash flows and financial position. As of December 31, 2009, our consolidated balance sheet included estimated net reserves for A&E losses and loss adjustment expenses of $229.0 million. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could increase in the future. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years.

90  |

Reinsurance Allowance for Doubtful Accounts

We evaluate and adjust reserves for uncollectible reinsurance based upon our collection experience, the financial condition of our reinsurers, collateral held and the development of our gross loss reserves. Our consolidated balance sheets at December 31, 2009 and 2008 included a reinsurance allowance for doubtful accounts of $151.3 million and $155.9 million, respectively.

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

Income Taxes and Uncertain Tax Positions

The preparation of our consolidated income tax provision, including the evaluation of tax positions we have taken or expect to take on our income tax returns, requires significant judgment. In evaluating our tax positions, we recognize the tax benefit from an uncertain tax position only if, based on the technical merits of the position, it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach, whereby the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement is recognized. The tax positions that we have taken or expect to take are based upon the application of tax laws and regulations, which are subject to interpretation, judgment and uncertainty. As a result, our actual liability for income taxes may differ significantly from our estimates.

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2009 and 2008, our net deferred tax asset was $161.2 million and $369.0 million, respectively. The net deferred tax asset at December 31, 2008 included a valuation allowance of $1.7 million. We did not have a valuation allowance on deferred tax assets at December 31, 2009. The decrease in the net deferred tax asset in 2009 was primarily due to an increase in the deferred tax liability related to accumulated other comprehensive income items resulting from an increase in net unrealized gains on investments during 2009. In evaluating our ability to realize the net deferred tax asset and assessing the need for a valuation allowance at December 31, 2009, we have made estimates regarding the future taxable income of our foreign subsidiaries and judgments about our ability to pursue prudent

|  91

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and feasible tax planning strategies. A change in any of these estimates and judgments could result in the need to record a valuation allowance through a charge to earnings. See note 7 of the notes to consolidated financial statements for further discussion of our consolidated income tax provision, uncertain tax positions, net operating losses and valuation allowance.

Goodwill

Our consolidated balance sheet as of December 31, 2009 included goodwill from acquired businesses of $402.5 million. Goodwill is tested for impairment at least annually. We completed our annual test for impairment during the fourth quarter of 2009 based upon results of operations through September 30, 2009. There were no indications of goodwill impairment during 2009.

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

Investments

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. All securities with unrealized losses are reviewed. For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income (loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed maturities where we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, a decline in fair value that is considered to be other-than-temporary is recognized in net income (loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity below its amortized cost is considered to be other-than-temporary based upon other considerations, we compare the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment, which is recognized in net income (loss), resulting in a new cost basis for the security. Any remaining decline in fair value represents the non-credit portion of the other-than-temporary impairment, which is recognized in other comprehensive income (loss). The discount rate used to calculate the estimated present value of the cash flows expected to be collected is the effective interest rate implicit for the security at the date of purchase.

We consider many factors in completing our quarterly review of securities with unrealized losses for other-than-temporary impairment, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For equity securities, the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery is considered. For fixed maturities, we consider whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery, the implied yield-to-maturity, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due. When assessing whether we intend to sell a fixed maturity or if it is likely that we will be required to sell a fixed maturity before recovery of its amortized cost, we evaluate facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing.

92  |

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

Losses from write downs for other-than-temporary declines in the estimated fair value of investments, while potentially significant to net income (loss), do not have an impact on our financial position. Since our investment securities are considered available-for-sale and are recorded at estimated fair value, unrealized losses on investments are already included in accumulated other comprehensive income. See note 2(b) of the notes to consolidated financial statements for further discussion of our assessment methodology for other-than-temporary declines in the estimated fair value of investments.

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

Our Excess and Surplus Lines segment writes property and casualty insurance outside of the standard market for hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. In 2007, our Excess and Surplus Lines segment was comprised of five underwriting units, each with product-focused specialists servicing brokers, agents and insureds across the United States from their respective underwriting unit locations. In early 2008, we decided to close the Markel Re unit. Markel Re’s excess and umbrella program, casualty facultative placements and public entity business remained within the Excess and Surplus Lines segment, while the alternative risk transfer programs were combined with the Markel Specialty unit in the Specialty Admitted segment. In March 2009, we transitioned the four underwriting units included in our Excess and Surplus Lines segment to a customer-focused regional office model as part of our previously announced “One Markel” initiative. Under this new model, each regional office is responsible for serving the wholesale producers located in its region. The underwriters at our regional offices have access to and expertise in all of our product offerings and are located closer to our producers.

Our Specialty Admitted segment writes risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets and personal and commercial property and liability coverages. In 2009, our Specialty Admitted segment was comprised of two underwriting units, the Markel Specialty and Markel American Specialty Personal and Commercial Lines units. Our Specialty Admitted segment included a third underwriting unit, Markel Global Marine and Energy, until late 2008 when we decided to close that unit and place its programs into run-off.

|  93

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our London Insurance Market segment writes specialty property, casualty, professional liability, equine and marine insurance and reinsurance on a worldwide basis. We participate in the London market through Markel International, which includes Markel Capital Limited and Markel International Insurance Company Limited (MIICL), wholly-owned subsidiaries. Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd’s, which is managed by Markel Syndicate Management Limited, a wholly-owned subsidiary.

For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with an acquisition. This segment also includes development on asbestos and environmental loss reserves.

A favorable insurance market is commonly referred to as a “hard market” within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a “soft market.” The insurance industry experienced favorable conditions beginning in late 2000, which continued through 2003 for most product lines. During 2004, we continued to receive rate increases; however, the rate of increase slowed and, in certain lines, rates declined. In 2005, the industry showed continued signs of softening as competition became more intense. With the exception of rate increases on catastrophe-exposed business, we continued to experience increased competition and a deterioration in pricing throughout 2006 and 2007. Competition in the property and casualty insurance industry remained strong throughout 2008. We experienced further price deterioration in virtually all of our product areas as a result of this intense competition, which included the increased presence of standard insurance companies in our markets. However, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes during 2008, the rate of decline in prices began to slow.

In late 2008, we reviewed the pricing for all of our major product lines and began pursuing price increases in many product areas; however, as a result of continued soft insurance market conditions, our targeted price increases were met with resistance in the marketplace, particularly within the Excess and Surplus Lines segment. During 2009, the effects of the economic environment also contributed to the decline in gross premium volume. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity that began in 2008. In 2009, we have seen the rate of decline in prices slow and have begun to experience moderate price increases in several product lines, most notably those offered by Markel International. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume has declined and, if the competitive environment does not improve, could decline further in the future.

Through our wholly-owned subsidiary Markel Ventures, Inc., we own controlling interests in various businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team, principally our Chief Investment Officer. The financial results of these companies have been consolidated in our financial statements.

Our strategy in acquiring controlling interests in these private equity investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

94  |

Our non-insurance operations, also referred to as Markel Ventures, are comprised of a diverse portfolio of companies from various industries, including a manufacturer of dredging equipment, a manufacturer of high-speed bakery equipment, an owner and operator of manufactured housing communities and a manufacturer of laminated furniture products.

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

Results of Operations

The following table presents the components of net income (loss) to shareholders.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Underwriting profit	$86,312	$14,613	$264,392
Net investment income	259,809	282,148	305,247
Net realized investment gains (losses)	(96,100)	(407,594)	59,504
Other revenues	89,782	79,845	68,534
Amortization of intangible assets	(6,698)	(5,742)	(3,387)
Other expenses	(80,499)	(74,889)	(63,993)
Interest expense	(53,969)	(48,210)	(57,236)
Income tax benefit (expense)	3,782	101,395	(167,184)
Noncontrolling interests	(781)	(333)	(208)

NET INCOME (LOSS) TO SHAREHOLDERS	$201,638	$(58,767)	$405,669

The results for 2009 improved $260.4 million compared to 2008 primarily due to lower net realized investment losses, as well as better underwriting performance as a result of a benign hurricane season and increased underwriting profits from our international operations, which were offset in part by a lower income tax benefit as compared to 2008. Net income to shareholders for 2009 included $90.0 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $339.2 million in 2008. The results for 2008 declined $464.4 million compared to 2007 due to less favorable underwriting and investment results, which were offset in part by an income tax benefit in 2008. The decline in underwriting results for 2008 was primarily attributable to a higher current accident year loss ratio in 2008 compared to 2007 due in part to $94.8 million of underwriting loss related to Hurricanes Gustav and Ike (2008 Hurricanes). The components of net income (loss) to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Gross premium volume	$1,905,893	$2,212,784	$2,358,939
Net written premiums	$1,714,409	$1,968,496	$2,047,762
Net retention	90%	89%	87%
Earned premiums	$1,815,835	$2,022,184	$2,117,294
Losses and loss adjustment expenses	$992,863	$1,269,025	$1,096,203
Underwriting, acquisition and insurance expenses	$736,660	$738,546	$756,699
Underwriting profit	$86,312	$14,613	$264,392

U.S. GAAP COMBINED RATIOS (1)
Excess and Surplus Lines	96%	92%	82%
Specialty Admitted	99%	106%	92%
London Insurance Market	91%	104%	93%
Other Insurance (Discontinued Lines)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	95%	99%	88%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM—Ratio is not meaningful. Further discussion of Other Insurance (Discontinued Lines) underwriting loss follows.

The 2009 combined ratio decreased from 2008 due to more favorable development of prior years’ loss reserves and a lower current accident year loss ratio, which were partially offset by a higher expense ratio. The lower current accident year loss ratio in 2009 was due to a benign hurricane season in 2009. The higher expense ratio in 2009 was primarily due to a decline in earned premiums and to costs associated with the implementation of our One Markel initiative. The 2009 expense ratio included approximately $33 million of costs associated with the implementation of our One Markel initiative, which represented 2 points on the 2009 combined ratio. The 2008 expense ratio included approximately $20 million of costs associated with the implementation of our One Markel initiative, which represented 1 point on the 2008 combined ratio. The 2008 combined ratio included $94.8 million, or 5 points, of underwriting loss related to the 2008 Hurricanes. This underwriting loss was comprised of $91.1 million of estimated net losses and loss adjustment expenses and $3.7 million of additional reinsurance costs. Aside from the impact of hurricane losses, the 2008 combined ratio increased from 2007 due to higher current accident year loss ratios across all of our segments.

96  |

We frequently review the modeling tools and the underwriting guidelines and procedures used to underwrite catastrophe-exposed business, including earthquake and wind risks. Our corporate philosophy regarding the management of property catastrophe exposure is based upon three guiding principles for our catastrophe-exposed product lines. First, each product needs to produce sufficient underwriting profit so that it can absorb catastrophe losses and meet our return goals over a five-year period. Second, we want to limit our overall catastrophe exposure so that in an active catastrophe year, such as 2008, we would be able to absorb the catastrophe losses and still produce a consolidated underwriting profit. Third, given an extreme catastrophic event, we want to protect the financial strength of the company.

The hurricane losses we experienced during 2008 were within the limits of our risk appetite, which reflects our efforts to restructure our catastrophe-exposed classes of business following Hurricanes Katrina, Rita and Wilma (2005 Hurricanes) in 2005. We instituted stricter underwriting guidelines in 2009, including significantly increasing prices on catastrophe-exposed business. When we could not achieve pricing levels that supported our underwriting targets, we reduced our aggregate catastrophe exposure.

The 2009 combined ratio included $235.3 million of favorable development on prior years’ loss reserves compared to $163.8 million in 2008 and $197.3 million in 2007. The favorable development on prior years’ loss reserves during the past three years was primarily due to loss reserve redundancies at Markel International and on our professional and products liability programs within the Excess and Surplus Lines segment. Loss reserve redundancies at Markel International were $108.1 million, $58.3 million and $49.4 million in 2009, 2008 and 2007, respectively. Loss reserve redundancies on our professional and products liability programs within the Excess and Surplus Lines segment were $97.5 million, $91.3 million and $117.2 million in 2009, 2008 and 2007, respectively.

Over the past three years, we have experienced significant redundancies in prior years’ loss reserves on the 2003 to 2007 accident years. The product lines that have produced these redundancies are primarily long-tail books of business that take many years to fully develop. The positive trend in these prior years’ loss reserves was partially the result of the more favorable rates and terms associated with the hard insurance market that we experienced from 2000 through 2004. Although the favorable rates and terms obtained during the hard insurance market created expectations of improved underwriting results, the full impact from this favorable environment could not be quantified when we initially established loss reserves for these years. Additionally, actual claims reporting patterns have been more favorable than we initially anticipated in our actuarial analyses.

In connection with our quarterly reviews of loss reserves, the actuarial methods we used have exhibited a favorable trend for the 2003 to 2007 accident years. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to our long-tail books of business within the Excess and Surplus Lines and London Insurance Market segments, which developed more favorably than we had expected based upon our historical experience. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years have resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In each of the past three years, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, we gave greater credibility to the favorable trend. As a result, our actuaries reduced their estimates of ultimate losses, and management reduced prior years’ loss reserves accordingly.

|  97

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

While we believe it is possible that there will be additional redundancies on prior years’ loss reserves in 2010, we caution readers not to place undue reliance on this favorable trend. In 2004, we began to see a softening of the insurance market and experienced a slow down in the rate of increase in prices as a result of increased competition. Competition remained strong in 2005 and increased further from 2006 through 2009, resulting in deterioration in pricing over this period of time. Additionally, earned premiums have declined each of the past three years since 2006. Similar to the impact of the hardening of the insurance market that began in 2000, the impact of the softening insurance market on our underwriting results cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. This segment-based discussion is supplemented by a summary of prior years’ loss reserve development beginning on page 102.

Excess and Surplus Lines Segment

The Excess and Surplus Lines segment’s combined ratio for 2009 was 96% compared to 92% (including 3 points of losses on the 2008 Hurricanes) in 2008 and 82% in 2007. The combined ratio increased in 2009 due to a higher expense ratio and a higher current accident year loss ratio on non-catastrophe-exposed lines of business, which were partially offset by more favorable development of prior years’ loss reserves compared to 2008. The higher expense ratio in 2009 was primarily due to a decline in earned premiums and to costs associated with the implementation of our One Markel initiative. The higher current accident year loss ratio in 2009 was due in part to higher than expected incurred losses during 2009 in certain professional liability programs, most notably our architects and engineers book of business, as a result of recent economic conditions. The combined ratio increased in 2008 due to a higher current accident year loss ratio and lower favorable development of prior years’ loss reserves than in 2007. In addition to the effects of the 2008 Hurricanes, the higher current accident year loss ratio in 2008 was primarily attributable to soft insurance market conditions, which have resulted in price deterioration across most of our product lines, and increased claims costs.

In 2009, the Excess and Surplus Lines segment’s results included $130.8 million of favorable development on prior years’ loss reserves compared to $118.8 million in 2008 and $154.0 million in 2007. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during 2009, 2008 and 2007 were primarily on our professional and products liability programs due to lower loss severity than originally anticipated. As the average claim severity estimates on these long-tailed books of business have decreased, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly. In 2009, the increase in favorable development on prior year’s loss reserves compared to 2008 was primarily due to less adverse loss reserve development at the Markel Re unit. In 2008, the decrease in favorable development on prior year’s loss reserves compared to 2007 was primarily due to lower redundancies on our professional and products liability programs and greater adverse loss reserve development at the Markel Re unit.

The favorable development of prior years’ loss reserves during 2009 included $97.5 million of redundancies on our professional and products liability programs, of which $91.0 million was on the 2004 to 2008 accident years. The favorable development of prior years’ loss reserves during 2008 included $91.3 million of redundancies on our professional and products liability programs, of which $84.9 million was on the 2004 to 2007 accident years. The favorable development of prior years’ loss reserves during 2007 included $117.2 million of redundancies on our professional and products liability programs, of which $107.6 million was on the 2002 to 2006 accident years. In 2009 and 2008, these prior year loss reserve redundancies have decreased compared to 2007 due to soft insurance

98  |

market conditions, which resulted in a deterioration in pricing on these programs in recent years. The favorable development experienced in 2009, 2008 and 2007 on these predominantly long-tail books of business was primarily the result of lower loss severity than was originally anticipated. In each of the periods presented, the product lines that produced the majority of the redundancy were the specified medical, medical malpractice and products liability programs. In 2009, the average claim severity estimate on the 2004 to 2008 accident years for these product lines declined by 13% compared to 2008. In 2008, the average claim severity estimate on the 2004 to 2007 accident years for these product lines declined by 17% compared to 2007. As a result of these decreases in severity, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

The favorable development of prior years’ loss reserves during 2008 included $25.6 million of redundancies at the Markel Essex Excess and Surplus Lines unit, of which $21.6 million was on the 2005 to 2007 accident years. The favorable development of prior years’ loss reserves during 2007 included $33.7 million of redundancies at the Markel Essex Excess and Surplus Lines unit, of which $32.3 million was on the 2003 to 2006 accident years. In 2008 and 2007, the favorable development on prior years’ loss reserves at the Markel Essex Excess and Surplus Lines unit was primarily within the casualty programs and resulted from better than expected case loss activity.

The adverse loss experience at the Markel Re unit during 2008 and 2007 primarily resulted from higher than expected average claim frequency and severity on two general liability programs that were cancelled in the first quarter of 2007. In 2008, the Markel Re unit experienced $30.9 million of adverse development on prior years’ loss reserves, of which $27.9 million related to these two programs. This adverse development was primarily on the 2005 to 2007 accident years. In 2007, the Markel Re unit experienced $16.9 million of adverse development on prior years’ loss reserves, which primarily related to these two general liability programs.

Specialty Admitted Segment

The Specialty Admitted segment’s combined ratio for 2009 was 99% compared to 106% (including 5 points of losses on the 2008 Hurricanes) in 2008 and 92% in 2007. Aside from the impact of the storms, the combined ratio decreased in 2009 due to a lower current accident year loss ratio and a lower expense ratio compared to 2008. Due to corrective actions taken during late 2008 and early 2009, we have not seen the same pattern of adverse loss development on the 2009 accident year for our specialty program business as we experienced in 2008. The decrease in the expense ratio for 2009 was primarily due to our decision in the fourth quarter of 2008 to close the Markel Global Marine and Energy unit. The combined ratio increased in 2008 due to a higher current accident year loss ratio and a higher expense ratio than in 2007. In addition to the effects of the 2008 Hurricanes, the higher current accident year loss ratio in 2008 was primarily attributable to a greater than expected incidence of high severity property losses at the Markel Specialty unit and to several large losses at the Markel Global Marine and Energy unit. The increase in the expense ratio for 2008 was primarily the result of lower earned premiums and higher policy acquisition costs compared to 2007.

The Specialty Admitted segment’s results included $0.3 million of adverse development on prior years’ loss reserves in 2009 compared to favorable development of $16.5 million and $17.3 million in 2008 and 2007, respectively. In 2009, favorable development on prior years’ loss reserves at the Markel American Specialty Personal and Commercial Lines unit, primarily on the 2008 accident year, was more than offset by adverse development on prior years’ loss reserves at the Markel Global Marine and Energy and Markel Specialty units. In 2008, $12.6 million of the favorable development on prior years’ loss reserves was on the 2006 and 2007 accident years. In 2007, $16.3 million of the favorable

|  99

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

development on prior years’ loss reserves was on the 2006 accident year. The favorable development in 2007 and 2008 was primarily due to better than expected case loss activity at the Markel Specialty unit.

London Insurance Market Segment

The London Insurance Market segment’s combined ratio for 2009 was 91% compared to 104% (including 8 points of losses on the 2008 Hurricanes) in 2008 and 93% (including 1 point of losses on the 2005 Hurricanes) in 2007. Aside from the impact of the storms, the combined ratio decreased in 2009 due to greater favorable development of prior years’ loss reserves as compared to 2008. The combined ratio increased in 2008 primarily as a result of a higher current accident year loss ratio than in 2007. In addition to the effects of the 2008 Hurricanes, the higher current accident year loss ratio in 2008 was primarily due to soft insurance market conditions, which resulted in price deterioration across all of the divisions at this unit, and adverse loss experience on certain classes of business. This adverse loss experience was most notable within the Professional and Financial Risks division on the medical malpractice and construction professionals classes.

The London Insurance Market segment’s 2009 combined ratio included $108.1 million of favorable development on prior years’ loss reserves, of which $84.5 million related to the 2003 to 2007 accident years. This favorable development on prior years’ loss reserves occurred in a variety of programs across each of our divisions, most notably the professional liability programs in the Retail and Professional and Financial Risks divisions. During 2009, actual incurred losses and loss adjustment expenses on reported claims for the 2003 to 2007 accident years were $39.9 million less than we expected in our actuarial analyses. As a result of this favorable experience, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

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

In 2008, the London Insurance Market segment’s results included $28.9 million of adverse development on prior years’ loss reserves within the Professional and Financial Risks division on the 2006 and 2007 accident years related to our medical malpractice class. In late 2005, we began to write medical malpractice coverage for Italian hospitals. During 2008, losses on reported claims for this book of business were higher than expected. In addition to increased severity on reported claims, we experienced a higher than expected incidence of newly reported claims. As a result of the increase in loss frequency and severity experienced during 2008 for this class, our actuaries increased their estimates of ultimate losses, and management increased prior years’ loss reserves accordingly. In late 2008, we ceased writing medical malpractice coverage at Markel International. This adverse experience on the 2006 and 2007 accident years was offset by favorable development on prior years’ loss reserves in other classes on the same accident years.

100  |

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

The underwriting performance for this segment may vary to a greater degree than our other segments due to Markel International’s current mix of business, which includes a high percentage of catastrophe-exposed business, higher average policy limits and lower use of reinsurance.

In October 2009, Markel International acquired Elliott Special Risks, a Canadian managing general agent that provides insurance underwriting and administrative services to insurers. Elliott Special Risks specializes in niche commercial liability and property coverages. Operating revenues and expenses for Elliott Special Risks are included in other revenues and other expenses in the consolidated statement of operations and comprehensive income (loss). Since our acquisition, operating revenues for Elliott Special Risks were $4.1 million, which primarily related to commission income.

In 2009, Elliott Special Risks produced approximately $90 million of gross premium volume, including approximately $9 million of premiums for Markel International. Markel International expects to significantly increase its share of the premium writings produced by Elliott Special Risks in 2010.

Other Insurance (Discontinued Lines) Segment

The majority of the losses and loss adjustment expenses and the underwriting, acquisition and insurance expenses for the Other Insurance (Discontinued Lines) segment are associated with asbestos and environmental exposures or discontinued Markel International programs, most of which were discontinued upon acquisition, or shortly thereafter. Given the insignificant amount of premium earned in the Other Insurance (Discontinued Lines) segment, we evaluate this segment’s underwriting performance in terms of dollars of underwriting loss instead of its combined ratio.

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $4.7 million in 2009 compared to an underwriting loss of $28.1 million in 2008 and $14.3 million in 2007. Following the completion of our annual review of asbestos and environmental exposures, we increased loss reserves by $10.0 million, $24.9 million and $34.0 million in 2009, 2008 and 2007, respectively. In 2009 and 2007, the increase in loss reserves for asbestos and environmental exposures was partially offset by favorable development of loss reserves in other discontinued lines of business.

During the third quarter of each of the past three years, we completed an in-depth, actuarial review of our asbestos and environmental exposures. During our 2009 review, we increased our estimate of the number of claims that will ultimately be closed with an indemnity payment. During our 2008 and 2007 reviews, we noted that claims had been closed with total indemnity payments that were higher than had been anticipated, and as a result of this higher than expected average severity on closed claims, our actuaries updated their average severity assumptions for both open claims and claims incurred but not yet reported. In each of the past three years, our actuarial estimates of the ultimate liability for asbestos and environmental loss reserves were increased, and management increased prior years’ loss reserves for asbestos and environmental exposures accordingly.

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

The following tables summarize the increases (decreases) in prior years’ loss reserves by segment, as discussed above.

	Year Ended December 31, 2009
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products Liability	$(97.5)	$—	$—	$—	$(97.5)
Markel Re	7.4	—	—	—	7.4
Markel International	—	—	(108.1)	—	(108.1)
Asbestos exposures	—	—	—	10.0	10.0
Net other prior years’ redundancy	(40.7)	0.3	—	(6.7)	(47.1)

INCREASE (DECREASE)	$(130.8)	$0.3	$(108.1)	$3.3	$(235.3)

	Year Ended December 31, 2008
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products Liability	$(91.3)	$—	$—	$—	$(91.3)
Essex Excess and Surplus Lines	(25.6)	—	—	—	(25.6)
Markel Re	30.9	—	—	—	30.9
Markel Specialty	—	(8.1)	—	—	(8.1)
Markel International	—	—	(58.3)	—	(58.3)
Asbestos exposures(1)	—	—	—	24.9	24.9
Net other prior years’ (redundancy) deficiency	(32.8)	(8.4)	—	4.9	(36.3)

INCREASE (DECREASE)	$(118.8)	$(16.5)	$(58.3)	$29.8	$(163.8)

(1)	Asbestos exposures include related allowances for reinsurance bad debt.

102  |

	Year Ended December 31, 2007
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
2005 Hurricanes	$5.4	$0.1	$4.8	$—	$10.3
Professional/Products Liability	(117.2)	—	—	—	(117.2)
Essex Excess and Surplus Lines	(37.5)	—	—	—	(37.5)
Markel Re	16.9	—	—	—	16.9
Markel Specialty	—	(10.7)	—	—	(10.7)
Markel International	—	—	(54.2)	—	(54.2)
Asbestos exposures	—	—	—	34.0	34.0
Net other prior years’ redundancy	(21.6)	(6.7)	—	(10.6)	(38.9)

INCREASE (DECREASE)	$(154.0)	$(17.3)	$(49.4)	$23.4	$(197.3)

Over the past three years, we have experienced favorable development on prior years’ loss reserves ranging from 4% to 5% of beginning of year net loss reserves. In 2009, we experienced favorable development of $235.3 million, or 5% of beginning of year net loss reserves, compared to $163.8 million, or 4% of beginning of year net loss reserves, in 2008 and $197.3 million, or 5% of beginning of year net loss reserves, in 2007.

In each of the past three years, we have experienced significant redundancies on our professional and products liability programs within the Excess and Surplus Lines segment as a result of lower than anticipated average claims severity. Also contributing to the favorable trend in prior years’ loss reserve movements are the improved underwriting results at Markel International as a result of the favorable rates and terms experienced in the London market from 2002 through 2005.

While we believe that it is possible that there will be additional reductions to prior years’ loss reserves in 2010 on our professional and products liability programs within the Excess and Surplus Lines segment, it is unlikely that redundancies would exceed 2009 levels due to the softening of the insurance market since 2004, which has resulted in a deterioration in pricing and a reduction in our premium volume on these programs. It is also reasonably likely that there could be additional reductions to prior years’ loss reserves at Markel International, where we believe that business written since 2002 is more likely to prove redundant than deficient.

It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the above favorable trends will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years’ loss reserves during 2010 would range from a deficiency of approximately 1%, or $50 million, to a redundancy of approximately 5%, or $235 million, of December 31, 2009 net loss reserves.

|  103

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Premiums

The following table summarizes gross premium volume by segment.

GROSS PREMIUM VOLUME	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Excess and Surplus Lines	$962,702	$1,163,992	$1,316,691
Specialty Admitted	301,827	355,061	346,647
London Insurance Market	641,226	693,138	693,197
Other Insurance (Discontinued Lines)	138	593	2,404

TOTAL	$1,905,893	$2,212,784	$2,358,939

Excess and Surplus Lines segment gross premium volume decreased 17% in 2009 compared to 2008 and decreased 12% in 2008 compared to 2007. The decrease in both periods was primarily the result of continued competition across many of our product lines and the effects of the current economic environment. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity that began in 2008. The decline in gross written premium in the Excess and Surplus Lines segment also was impacted by the transition to our regional underwriting model during the first half of 2009.

Specialty Admitted segment gross premium volume decreased 15% in 2009 compared to 2008. In late 2008, we decided to close the Markel Global Marine and Energy unit and place its programs into run-off, which accounted for $28.1 million of the decline in gross premium volume in 2009. The decline in gross premium volume in 2009 was also partially the result of competition across many of our product lines and the effects of the current economic environment. Specialty Admitted segment gross premium volume increased 2% in 2008 compared to 2007. This increase was primarily due to business written at the Markel Global Marine and Energy unit, which completed its first full year of operations in 2007, offset in part by lower volume at the Markel Specialty unit.

London Insurance Market segment gross premium volume decreased 7% in 2009 compared to 2008. Had currency exchange rates remained constant in 2009, gross written premiums would have decreased less than 1% compared to 2008. Gross premium volume in the London Insurance Market segment in 2008 was relatively unchanged compared to 2007. In 2008, increased writings within our Professional and Financial Risks and Marine and Energy divisions were offset by the effects of foreign currency exchange rate movements. Had currency exchange rates remained constant in 2008, gross written premiums would have increased 3% compared to 2007.

The following table summarizes net written premiums by segment.

NET WRITTEN PREMIUMS	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Excess and Surplus Lines	$869,695	$1,028,816	$1,121,373
Specialty Admitted	279,266	321,109	322,461
London Insurance Market	566,046	617,946	601,976
Other Insurance (Discontinued Lines)	(598)	625	1,952

TOTAL	$1,714,409	$1,968,496	$2,047,762

Net retention of gross premium volume was 90% in 2009 compared to 89% in 2008 and 87% in 2007. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

104  |

Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business.

The following table summarizes earned premiums by segment.

EARNED PREMIUMS	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Excess and Surplus Lines	$940,098	$1,089,967	$1,154,773
Specialty Admitted	303,897	315,764	320,144
London Insurance Market	572,438	615,828	640,425
Other Insurance (Discontinued Lines)	(598)	625	1,952

TOTAL	$1,815,835	$2,022,184	$2,117,294

Excess and Surplus Lines earned premiums decreased 14% in 2009 compared to 2008 and decreased 6% in 2008 compared to 2007. The decrease in both periods was a result of lower gross premium volume across most of the product lines included in this segment.

Specialty Admitted earned premiums decreased 4% in 2009, which was primarily due to lower earned premiums at the Markel Global Marine and Energy unit as a result of our decision in late 2008 to close this unit and place its programs into run-off. Specialty Admitted earned premiums decreased 1% in 2008, which was primarily due to lower earned premiums at the Markel Specialty unit as a result of lower gross premium volume.

London Insurance Market earned premiums decreased 7% in 2009 due to the effects of foreign currency exchange rate movements. Had currency exchange rates remained constant in 2009, earned premiums would have decreased 1% compared to 2008. London Insurance Market earned premiums decreased 4% in 2008 due to the effects of foreign currency exchange rate movements. Had currency exchange rates remained constant in 2008, earned premiums would have increased 1% compared to 2007.

Investing Results

Our business strategy recognizes the importance of both consistent underwriting profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. We believe it is important to evaluate investment performance by measuring total investment return. Total investment return includes items that impact net income (loss), such as net investment income and realized investment gains or losses, as well as changes in unrealized gains or losses, which do not impact net income (loss). We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next. Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

Our investment results over the past two years were impacted by the considerable dislocation of global financial markets that began in 2008 and included the worst declines in the U.S. equity markets since the Great Depression, which were followed by significant recoveries during the latter half of 2009. During 2009 and 2008, we increased our holdings of short-term investments and cash and cash equivalents and also shifted the allocation of our fixed maturity portfolio from corporate bonds to government and municipal bonds. In addition, as bonds matured, we reinvested a portion of the

|  105

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

proceeds in short-term investments. At December 31, 2009, equity securities represented 17% of our invested assets compared to 16% at December 31, 2008. Short-term investments and cash and cash equivalents represented 17% of our invested assets at December 31, 2009 and December 31, 2008.

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Net investment income	$259,809	$282,148	$305,247
Net realized investment gains (losses)	$(96,100)	$(407,594)	$59,504
Change in net unrealized gains on investments	$566,670	$(507,545)	$(114,239)
Investment yield(1)	3.8%	3.8%	4.0%
Taxable equivalent total investment return, before foreign currency effect	11.7%	(6.9%)	4.1%
Taxable equivalent total investment return(2)	13.2%	(9.6%)	4.8%
Invested assets, end of year	$7,848,673	$6,892,806	$7,774,803

(1)	Investment yield reflects net investment income as a percentage of average invested assets.

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

Investments and cash and cash equivalents (invested assets) increased 14% in 2009. The increase in the investment portfolio in 2009 was primarily due to an increase in net unrealized gains on investments of $566.7 million and cash flows from operations of $282.5 million. Invested assets decreased 11% in 2008. The decrease in the investment portfolio in 2008 was primarily due to a decrease in net unrealized gains on investments of $507.5 million and net realized investment losses of $407.6 million, partially offset by cash flows from operations of $397.0 million.

Net investment income decreased 8% in both 2009 and 2008. The decrease in both periods was primarily due to having lower yields and average invested assets. Our investment yields declined in both 2009 and 2008 as we increased our allocation to short-term investments and cash and cash equivalents and short-term interest rates declined. Also, dividend income in 2009 was lower than dividend income in 2008. Net investment income may continue to be impacted if short-term interest rates remain at current levels, or decline further, and we maintain our allocations to these liquid, short-duration holdings.

Net investment income in 2009 included a favorable change in the fair value of our credit default swap of $3.0 million. Net investment income in 2008 and 2007 included adverse changes in the fair value of our credit default swap of $13.7 million and $3.1 million, respectively. At December 31, 2009, the credit default swap had a fair value of $27.0 million.

In September 2008, we received notice of two credit events, as defined under the terms of the credit default swap agreement, with respect to the bankruptcies of Lehman Brothers Holdings Inc. (Lehman Brothers) and Washington Mutual, Inc. (Washington Mutual). During the fourth quarter of 2008, we paid the credit default counterparty $8.3 million and $8.6 million, respectively, to settle our obligations. As a result of these payments, the notional amount of the credit default swap decreased to $33.1 million, which represents our aggregate exposure to losses if specified credit events involving additional third parties occur. See note 21 of the notes to consolidated financial statements for further discussion of our credit default swap.

106  |

Net realized investment losses were $96.1 million in 2009 compared to net realized investment losses of $407.6 million in 2008 and net realized investment gains of $59.5 million in 2007. Net realized investment gains (losses) include both gains (losses) from sales of securities and losses from write downs for other-than-temporary declines in the estimated fair value of investments. In 2009, net realized investment losses included $90.0 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $339.2 million and $19.8 million in 2008 and 2007, respectively. In 2007, net realized investment gains were primarily related to equity securities that were sold because of merger and acquisition activity by the underlying company or our decision to reallocate capital to other equity securities with greater potential for long-term investment returns.

Net realized investment losses included $25.3 million and $142.8 million of realized losses from sales of fixed maturities and equity securities for 2009 and 2008, respectively. Net realized investment gains included $7.6 million of realized losses from sales of fixed maturities and equity securities for 2007. Proceeds received on securities sold at a loss were $124.2 million in 2009, $329.1 million in 2008 and $371.9 million in 2007.

Approximately 69% of the gross realized losses in 2009 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2009 included $90.0 million of write downs for other-than-temporary declines in the estimated fair value of investments. These write downs were made with respect to 29 equity securities, 15 fixed maturities and two investments in affiliates.

Write downs for other-than-temporary declines in the estimated fair value of investments for 2009 included write downs related to our equity holdings in General Electric Company and United Parcel Service, Inc. of $21.0 million and $9.5 million, respectively. Given the extent to which the fair value of these equity securities was below cost and management’s belief that these securities were unlikely to recover in the near term, the decline in fair value for these securities was deemed other-than-temporary and was recognized in net income. Write downs for other-than-temporary declines in the estimated fair value of investments for 2009 also included a $20.5 million write down related to our investment in First Market Bank due to an anticipated merger with Union Bankshares Corporation that was expected to reduce the value of our investment. In the first quarter of 2010, this merger was completed and did not result in a material adjustment to net income.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The most significant write downs of equity securities during 2008 related to our investments in General Electric Company, Citigroup Inc., Bank of America Corporation and International Game Technology, for which we had write downs of $64.9 million, $37.6 million, $23.4 million and $21.7 million, respectively. The General Electric Company, Bank of America Corporation and International Game Technology securities had significant declines in fair value that we believed were unlikely to recover in the near term. As a result, the decline in fair value for these securities was deemed other-than-temporary and was charged to earnings. During 2008, we sold a portion of our holdings in Citigroup Inc. and, as a result, we determined that we no longer had the intent to hold this investment until it fully recovered its value. The two nonredeemable preferred stock write downs related to our holdings in Fannie Mae and Freddie Mac and totaled $9.0 million. The most significant write downs of fixed maturities related to our investments in Morgan Stanley and Kaupthing Bank, an Icelandic financial institution, for which we had write downs of $18.4 million and $12.1 million, respectively. During 2008, we sold a portion of our holdings in Morgan Stanley and, as a result, we determined that we no longer had the intent to hold this investment until it fully recovered its value. The write down on Kaupthing Bank was made because we believed we would not receive all interest and principal payments when due. The eight investments discussed above represent 55% of the total write down for other-than-temporary declines in the estimated fair value of investments during 2008.

In 2007, gross realized losses were recognized on equity securities that were sold to reallocate capital to other investments with greater potential for long-term investment returns. Additionally, our efforts to manage against interest rate volatility, maintain the duration of our portfolio and maintain high-credit quality investments resulted in the recognition of gross realized losses on fixed maturities.

Approximately 82% of the gross realized losses in 2007 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2007 included $19.8 million of write downs for other-than-temporary declines in the estimated fair value of two equity securities, neither of which had been in a continuous unrealized loss position for greater than one year. The most significant write down was for a financial guarantor where the fair value had declined as a result of concerns over its potential exposure to credit defaults.

In 2009, net unrealized gains on investments increased $566.7 million due to an increase in the estimated fair value of both our fixed maturity and equity portfolios as a result of improved financial market conditions during the latter half of 2009. In 2008, net unrealized gains on investments decreased $507.5 million due to a decline in the estimated fair value of both our fixed maturity and equity portfolios as a result of disruptions in the financial markets. In 2007, net unrealized gains on investments decreased $114.2 million due to a decline in the estimated fair value of our equity portfolio. This decline was due in part to the reclassification of unrealized gains to realized gains as a result of sales of equity securities. The decline in 2007 also was due to reductions in market valuations of companies with exposure to the disruption in the structured finance markets, such as banks, consumer lenders and financial guarantors.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At December 31, 2009, we held securities with gross unrealized losses of $54.3 million, or less than 1% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at December 31, 2009. However, given the volatility in the debt and equity markets, we caution

108  |

readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. See note 2(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

Non-Insurance Operations (Markel Ventures)

In October 2009, we acquired Panel Specialists, Inc., a company based in Temple, Texas that manufactures panels, wall systems, casework, furniture and other related products. In November 2009, we acquired a majority interest in Ellicott Dredge Enterprises, LLC, a manufacturer of dredging equipment for both domestic and international markets, which is headquartered in Baltimore, Maryland. These two operations along with AMF Bakery Systems and ParkLand Ventures, Inc. comprise our non-insurance operations. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of operations and comprehensive income (loss). Revenues for our non-insurance operations were $85.7 million, $79.8 million and $68.5 million in 2009, 2008 and 2007, respectively. We anticipate that revenues for our non-insurance operations will exceed $150 million in 2010.

Interest Expense and Income Taxes

Interest expense was $54.0 million in 2009 compared to $48.2 million in 2008 and $57.2 million in 2007. The increase in 2009 compared to 2008 was primarily due to the issuance of our 7.125% unsecured senior notes in September 2009. The decrease in 2008 compared to 2007 was due to a decrease in average debt outstanding primarily as a result of the maturity of our 7.00% and 7.20% unsecured senior notes in May 2008 and August 2007, respectively.

The income tax benefit in 2009 was 2% of our income before income taxes, which included tax benefits associated with our foreign operations. Before considering the tax benefit related to foreign operations, the effective tax rate in 2009 was 19%, which differs from the statutory rate of 35% primarily as a result of tax-exempt investment income. Of the 21% income tax benefit included in the 2009 effective tax rate related to foreign operations, 17% was the result of a one-time tax benefit related to a change in United Kingdom tax law that became effective in the third quarter of 2009. The income tax benefit in 2008 was 63% of our loss before income taxes. The rate of tax benefit was higher than that obtained by applying the statutory rate of 35% to loss before income taxes due to the additional tax benefits associated with favorable permanent differences, principally tax-exempt investment income and tax credits recognized during 2008. The effective tax rate was 29% in 2007. The effective tax rate in 2007 differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. As a result of the tax attributes related to our foreign operations, our effective tax rate may vary in the future.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comprehensive Income (Loss) To Shareholders

Comprehensive income to shareholders was $591.0 million in 2009 compared to comprehensive loss to shareholders of $403.3 million in 2008 and comprehensive income to shareholders of $337.0 million in 2007. Comprehensive income to shareholders for 2009 included an increase in net unrealized gains on investments, net of taxes, of $374.4 million and net income to shareholders of $201.6 million. Comprehensive loss to shareholders for 2008 included a decrease in net unrealized gains on investments, net of taxes, of $329.9 million and net loss to shareholders of $58.8 million. Comprehensive income to shareholders for 2007 included net income to shareholders of $405.7 million, partially offset by a decrease in net unrealized gains on investments, net of taxes, of $74.0 million.

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

The first line of the following table shows our net reserves for losses and loss adjustment expenses adjusted for commutations, acquisitions, dispositions and other items, including the impact of changes in foreign currency rates. This adjustment is accomplished by revising the reserves for losses and loss adjustment expenses as originally estimated at the end of each year and all prior years for reserves either reassumed from reinsurers or ceded back to cedents through reinsurance commutation agreements. Adjustments are also made for insurance company acquisitions or dispositions and for the effects of changes in foreign currency rates since the reserves for losses and loss adjustment expenses were originally estimated.

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the liability for losses and loss adjustment expenses at the end of 2004 for 2004 and all prior years, adjusted for commutations, acquisitions, dispositions and other items, was originally estimated to be $3,816.9 million. Five years later, as of December 31, 2009, this amount was re-estimated to be $3,452.8 million, of which $2,114.0 million had been paid, leaving a reserve of $1,338.8 million for losses and loss adjustment expenses for 2004 and prior years remaining unpaid as of December 31, 2009.

110  |

The following table represents the development of reserves for loss and loss adjustment expenses for the period 1999 through 2009.

(dollars in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Net reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$2,012.9	2,145.3	2,478.0	2,944.0	3,404.5	3,816.9	4,176.3	4,277.9	4,330.0	4,551.8	4,540.7

Paid (cumulative) as of:
One year later	550.3	607.7	647.7	702.1	679.6	717.2	799.5	783.8	727.6	759.5
Two years later	908.3	1,030.3	1,169.7	1,214.1	1,194.1	1,256.5	1,375.4	1,312.1	1,270.8
Three years later	1,179.8	1,410.8	1,536.2	1,615.7	1,597.8	1,667.4	1,752.4	1,689.6
Four years later	1,421.2	1,646.3	1,840.2	1,932.5	1,914.7	1,932.9	2,018.2
Five years later	1,559.0	1,867.7	2,065.6	2,171.6	2,105.6	2,114.0
Six years later	1,711.7	2,027.2	2,252.0	2,317.7	2,235.8
Seven years later	1,818.9	2,164.3	2,359.3	2,418.7
Eight years later	1,893.6	2,238.7	2,432.4
Nine years later	1,942.8	2,293.0
Ten years later	1,978.5

Reserves re-estimated as of:
One year later	2,025.3	2,282.8	2,609.5	3,072.6	3,438.4	3,766.3	4,044.0	4,080.6	4,166.2	4,316.5
Two years later	2,119.3	2,396.8	2,790.7	3,256.9	3,458.9	3,611.6	3,893.6	3,941.6	3,930.8
Three years later	2,202.5	2,574.1	3,034.1	3,332.1	3,394.4	3,527.1	3,789.8	3,754.3
Four years later	2,333.9	2,773.2	3,152.7	3,319.4	3,390.8	3,499.1	3,680.2
Five years later	2,387.9	2,862.1	3,160.4	3,352.1	3,411.0	3,452.8
Six years later	2,460.0	2,872.1	3,195.8	3,393.3	3,386.8
Seven years later	2,467.7	2,903.7	3,244.0	3,395.5
Eight years later	2,486.5	2,948.1	3,251.4
Nine years later	2,520.0	2,955.2
Ten years later	2,522.8

Net cumulative redundancy (deficiency)	$(509.9)	(809.9)	(773.4)	(451.5)	17.7	364.1	496.1	523.6	399.2	235.3

Cumulative %	(25%)	(38%)	(31%)	(15%)	1%	10%	12%	12%	9%	5%

Gross reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$2,614.2	3,006.4	3,734.1	4,368.3	4,814.3	5,241.7	6,007.8	5,442.8	5,334.5	5,582.8	5,427.1
Reinsurance recoverable, adjusted for commutations, acquisitions, dispositions and other	601.3	861.1	1,256.1	1,424.3	1,409.8	1,424.8	1,831.5	1,164.9	1,004.5	1,031.0	886.4

Net reserves, end of year, adjusted for commutations, acquisitions, dispositions and other	$2,012.9	2,145.3	2,478.0	2,944.0	3,404.5	3,816.9	4,176.3	4,277.9	4,330.0	4,551.8	4,540.7

Gross re-estimated reserves	3,734.0	4,489.8	4,966.3	4,916.9	4,748.3	4,724.6	5,347.0	4,812.3	4,858.1	5,296.6
Re-estimated recoverable	1,211.2	1,534.6	1,714.9	1,521.4	1,361.5	1,271.8	1,666.8	1,058.0	927.3	980.1

Net re-estimated reserves	$2,522.8	2,955.2	3,251.4	3,395.5	3,386.8	3,452.8	3,680.2	3,754.3	3,930.8	4,316.5

Gross cumulative redundancy (deficiency)	$(1,119.8)	(1,483.4)	(1,232.2)	(548.6)	66.0	517.1	660.8	630.5	476.4	286.2

|  111

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cumulative redundancy (deficiency) represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the liability for losses and loss adjustment expenses developed a $364.1 million redundancy from December 31, 2004 to December 31, 2009. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy (deficiency) is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance. The net and gross cumulative redundancies as of December 31, 2009 for 2008 and prior years were primarily due to redundancies that developed during 2009 at Markel International and on our professional and products liability programs within the Excess and Surplus Lines segment on the 2003 to 2007 accident years. See “Underwriting Results” for further discussion of changes in prior years’ loss reserves.

See note 8 of the notes to consolidated financial statements and the discussion under “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity And Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 26% at December 31, 2009 and 24% at December 31, 2008. The increase in our 2009 debt to total capital ratio from 2008 is primarily due to the issuance of our 7.125% unsecured senior notes in September 2009. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

At December 31, 2009, our holding company (Markel Corporation) held $1.0 billion of invested assets, which approximated 19 times annual interest expense, compared to $650.6 million of invested assets at December 31, 2008. In order to maintain prudent levels of liquidity, we seek to maintain invested assets at Markel Corporation of at least two times annual interest expense. The excess liquidity at Markel Corporation is available to increase capital at our insurance subsidiaries, complete acquisitions, repurchase shares of our common stock or retire debt.

In August 2005, our Board of Directors approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, we may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. In 2009, we did not repurchase any shares of common stock under the Program. As of December 31, 2009, we had repurchased 360,800 shares of our common stock at a cost of $136.6 million under the Program. In 2010, we began to repurchase additional shares of our common stock under the Program.

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

112  |

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. At December 31, 2009, our domestic insurance subsidiaries could pay dividends of $154.5 million during the following twelve months under these laws. There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay. We must provide 14 days advance notice to the Financial Services Authority before receiving dividends from MIICL. In addition, our foreign insurance subsidiaries must comply with the United Kingdom Companies Act of 1985, which provides that dividends may only be paid out of distributable profits.

Net cash provided by operating activities decreased to $282.5 million in 2009 from $397.0 million in 2008 and $496.5 million in 2007. The decrease in 2009 compared to 2008 was due to lower cash flows from underwriting activities in the Excess and Surplus Lines segment, which was partially offset by the receipt of our 2008 federal income tax refund and lower income tax payments in 2009 compared to 2008. The decrease in 2008 compared to 2007 was primarily due to lower premium volume in the Excess and Surplus Lines segment, offset in part by lower income tax payments compared to 2007.

Invested assets increased to $7.8 billion at December 31, 2009 from $6.9 billion at December 31, 2008. Net unrealized gains on investments, net of taxes, were $417.8 million at December 31, 2009 compared to $58.7 million at December 31, 2008. The increase in net unrealized gains on investments, net of taxes, in 2009 was primarily due to an increase in the estimated fair value of both our fixed maturity and equity portfolios following the disruptions in the financial markets during 2008. In 2009, invested assets were reduced by $154.9 million as a result of the completion of several acquisitions. See note 22 of the notes to consolidated financial statements for a discussion of acquisitions. Equity securities and investments in affiliates were $1.4 billion, or 18% of invested assets, at December 31, 2009 compared to $1.2 billion, or 17% of invested assets, at December 31, 2008. See note 2(h) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash provided by financing activities was $251.6 million for the year ended December 31, 2009 compared to net cash used by financing activities of $58.3 million and $205.5 million for the years ended December 31, 2008 and 2007, respectively. On September 22, 2009, we issued $350 million of 7.125% unsecured senior notes due September 30, 2019. Net proceeds were $347.2 million, which are being used for general corporate purposes, including acquisitions. On September 14, 2009, we repaid $150 million of borrowings that were outstanding under our $375 million revolving credit facility. During 2008, we borrowed $100 million under our revolving credit facility and repaid $93.1 million on our 7.00% unsecured senior notes, which matured May 15, 2008. During 2007, we redeemed the outstanding Junior Subordinated Debentures for $111.0 million, and we repaid $73.0 million on our 7.20% unsecured senior notes, which matured August 15, 2007. Cash of $60.6 million and $24.2 million was used to repurchase shares of our common stock during 2008 and 2007, respectively.

Reinsurance recoverable on paid and unpaid losses was $1.0 billion at December 31, 2009 compared to $1.1 billion at December 31, 2008. The decrease in 2009 was due in part to collections from recoverables on the 2008 Hurricanes and reflects the impact of higher net retentions over the past several years. Reinsurance recoverable on paid and unpaid losses at December 31, 2008 included $58.6 million of estimated reinsurance recoverables on the 2008 Hurricanes.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial conditions of our reinsurers, and we assess our concentration of credit risk on a regular basis. At December 31, 2009, our reinsurance recoverable balance for the ten largest reinsurers was $689.5 million, representing 72% of our consolidated balance. Of the amounts due from the ten largest reinsurers, 94% was due from reinsurers rated “A” or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $276.4 million at December 31, 2009, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. See note 14 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that reinsurance recoverable balances are collectible, deterioration in reinsurers’ ability to pay or collection disputes could adversely affect our operating cash flows, financial position and results of operation.

The following table reconciles case reserves and IBNR reserves, by segment, to unpaid losses and loss adjustment expenses reported on our consolidated balance sheets.

(dollars in thousands)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Consolidated
December 31, 2009
Case reserves	$744,965	116,862	948,756	337,295	$2,147,878
IBNR reserves	1,875,154	266,958	906,258	230,848	3,279,218

TOTAL	$2,620,119	383,820	1,855,014	568,143	$5,427,096

December 31, 2008
Case reserves	$759,843	118,711	911,048	366,502	$2,156,104
IBNR reserves	1,934,816	232,580	938,591	230,248	3,336,235

TOTAL	$2,694,659	351,291	1,849,639	596,750	$5,492,339

Unpaid losses and loss adjustment expenses at December 31, 2009 decreased 1% compared to 2008, which was due in part to settling losses on the 2008 Hurricanes during 2009. See note 8 of the notes to consolidated financial statements and “Critical Accounting Estimates” for a discussion of estimates and assumptions related to unpaid losses and loss adjustment expenses.

The following table summarizes our contractual cash payment obligations at December 31, 2009.

	Payments Due by Period (1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt and other debt	$974,071	733	2,950	255,687	714,701
Operating leases	88,570	16,508	24,293	21,052	26,717
Unpaid losses and loss adjustment expenses (estimated)	5,427,096	1,278,132	1,701,988	983,851	1,463,125

TOTAL	$6,489,737	1,295,373	1,729,231	1,260,590	2,204,543

(1)	See notes 8, 9 and 15 of the notes to consolidated financial statements for further discussion of these obligations.

114  |

Senior long-term debt and other debt, excluding unamortized discount, was $974.1 million and $702.6 million at December 31, 2009 and 2008, respectively. On September 22, 2009, we issued $350 million of 7.125% unsecured senior notes due September 30, 2019. As of December 31, 2009, there were no amounts outstanding under our $375 million revolving credit facility.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2009. To the extent that we are not in compliance with our covenants, our access to the credit facility could be restricted. While we believe this to be unlikely, the inability to access the credit facility could adversely affect our liquidity. We intend to seek a replacement facility for the existing revolving credit agreement prior to its expiration on December 31, 2010. See note 9 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

Reserves for unpaid losses and loss adjustment expenses represent future contractual obligations associated with insurance and reinsurance contracts issued to our policyholders. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2009. Payment patterns for losses and loss adjustment expenses were based upon paid development factors over the past 10 years for each of our insurance subsidiaries. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the above table.

We participate in commercial loans with First Market Bank, which was an affiliate until its merger with Union Bankshares Corporation in the first quarter of 2010. In connection with these loan participations, we had unfunded commitments to extend credit for commercial loans of $52.2 million and $63.8 million at December 31, 2009 and 2008, respectively. The funding of these commitments is contingent upon certain performance criteria being met by the borrowers and, as a result, does not necessarily represent amounts that we will fund in the future. See note 15(b) of the notes to consolidated financial statements for further discussion of our commercial loan participations and related commitments.

At December 31, 2009, we had unrecognized tax benefits of $24.9 million related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with our unrecognized tax benefits, we are unable to make a reasonably reliable estimate of the amount and period in which any liabilities might be paid. See note 7 of the notes to consolidated financial statements for further discussion of our expectations regarding changes in unrecognized tax benefits during 2010.

At December 31, 2009, we had $1.5 billion of invested assets held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of a default on our obligations. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 2(h) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC’s requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2009, the capital and surplus of each of our domestic insurance subsidiaries was above the minimum regulatory thresholds.

|  115

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital adequacy of our international insurance subsidiaries is regulated by the Financial Services Authority and the Council of Lloyd’s. At December 31, 2009, the capital and surplus of each of our international insurance subsidiaries was above the minimum regulatory thresholds.

We have entered into various agreements and commitments related to the One Markel initiative discussed in further detail under “Our Business.” The systems implementation portion of this initiative is currently scheduled to be substantially completed by the end of 2012. We currently anticipate that the total cost we will pay to third party vendors associated with this initiative will be approximately $140 million, the majority of which we estimate will be capitalized and amortized over a period of five to seven years. As a result of further analysis of our requirements, we now believe that the systems portion of our One Markel initiative will take longer and likely cost more than we anticipated and reported last year. As of December 31, 2009, we have spent approximately one-third of the total estimated cost for this initiative. The remaining costs related to the One Markel initiative are expected to be paid over the course of the next three years.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Historically, our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign currency exchange rate risk associated with our international operations. We have no material commodity risk.

Beginning in 2008 and continuing through the first half of 2009, there were significant disruptions in the financial markets. These market disruptions resulted in a lack of liquidity within the credit markets, which increased credit risk in the financial markets and resulted in the widening of credit spreads. Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. Net unrealized investment gains on fixed maturities were $150.4 million at December 31, 2009 compared to net unrealized investment losses on fixed maturities of $129.8 million at December 31, 2008. The favorable change in the estimated fair value of our fixed maturity portfolio was due in part to decreased credit risk as the financial markets improved and credit spreads narrowed during the latter half of 2009.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 90% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2009, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

116  |

The estimated fair value of our investment portfolio at December 31, 2009 was $7.8 billion, 82% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 18% of which was invested in equity securities and investments in affiliates. At December 31, 2008, the estimated fair value of our investment portfolio was $6.9 billion, 83% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 17% of which was invested in equity securities and investments in affiliates.

Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances. At December 31, 2009, we did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which were financial instruments whose valuations, in many cases, were significantly affected by the lack of market liquidity during 2008 and 2009.

Equity Price Risk

We invest a portion of shareholder funds in equity securities, which have historically produced higher long-term returns relative to fixed maturities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term and focus on long-term total investment return, understanding that the level of unrealized gains or losses on investments may vary from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes. See note 2(a) of the notes to consolidated financial statements for disclosure of gross unrealized gains and losses by investment category.

At December 31, 2009, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility. At December 31, 2009, our ten largest equity holdings represented $772.4 million, or 57%, of the equity portfolio. Investments in the property and casualty insurance industry represented $363.6 million, or 27%, of our equity portfolio at December 31, 2009. Our investments in the property and casualty insurance industry included a $183.9 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the amount of equity securities our insurance subsidiaries can hold.

|  117

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2009 and 2008. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of December 31, 2009
Equity Securities	$1,350	35% increase	$ 1,822	10.5%
		35% decrease	877	(11.0	)(1)
As of December 31, 2008
Equity Securities	$1,074	35% increase	$ 1,450	11.2%
		35% decrease	698	(15.0)

(1)	If the fair value of our equity portfolio at December 31, 2009 were to decline 35%, we may have unrealized losses for which we are unable to record a deferred tax asset.

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

Approximately two-thirds of our investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 3.3 years and an average rating of “AA.” See note 2(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

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

118  |

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2009 and 2008. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders’ Equity
FIXED MATURITY INVESTMENTS
As of December 31, 2009
Total Fixed Maturity Investments (1)	$6,455	200 bp decrease	$6,982	8.2%	11.3%
		100 bp decrease	6,728	4.2	5.9
		100 bp increase	6,172	(4.4)	(6.1)
		200 bp increase	5,898	(8.6)	(12.1)
As of December 31, 2008
Total Fixed Maturity Investments (1)	$5,742	200 bp decrease	$6,237	8.6%	14.8%
		100 bp decrease	5,993	4.4	7.5
		100 bp increase	5,482	(4.5)	(7.7)
		200 bp increase	5,234	(8.8)	(15.1)
LIABILITIES (2)
As of December 31, 2009
Borrowings	$1,011	200 bp decrease	$1,148
		100 bp decrease	1,078
		100 bp increase	946
		200 bp increase	886
As of December 31, 2008
Borrowings	$626	200 bp decrease	$701
		100 bp decrease	664
		100 bp increase	593
		200 bp increase	564

(1)	Includes short-term investments and cash and cash equivalents.

(2)	Changes in estimated fair value have no impact on shareholders’ equity.

|  119

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign currency forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income (loss). Our contracts generally have maturities of three months. At December 31, 2009, we held two outstanding contracts with an aggregate notional amount of $40.6 million and a fair value of $1.4 million. Realized gains on forward contracts of $1.0 million were recorded as currency translation adjustments in 2009.

At December 31, 2009 and 2008, approximately 87% and 88%, respectively, of our invested assets were denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate increased by 25%, shareholders’ equity at December 31, 2009 and 2008 would have changed by approximately $4.8 million and $6.1 million, respectively. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate decreased by 25%, shareholders’ equity at December 31, 2009 and 2008 would have changed by approximately $8.0 million and $10.1 million, respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

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

120  |

Controls and Procedures

As of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2009. See Management’s Report on Internal Control over Financial Reporting and our independent registered public accounting firm’s attestation report on the effectiveness of our internal control over financial reporting beginning on page 81.

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

|  121

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

•

economic conditions, volatility in interest and foreign currency exchange rates and changes in market value of concentrated investments can have a significant impact on the fair value of fixed maturities and equity securities, as well as the carrying value of other assets and liabilities, and this impact is heightened by the recent levels of market volatility;

122  |

•

we cannot predict the extent and duration of the current economic recession; the effects of government intervention into the markets to address the recent financial crisis (including, among other things, financial stability and recovery initiatives; the government’s ownership interest in American International Group, Inc. and the restructuring of that company; potential regulatory changes affecting the insurance and financial services industries and the securities and derivatives markets; and changes in tax policy); and their combined impact on our industry, business and investment portfolio;

•

because of adverse conditions in the financial services industry, access to capital has generally become more difficult and/or more expensive, which may adversely affect our ability to take advantage of business opportunities as they may arise;

•	our One Markel initiative may take longer to implement and cost more than we anticipate and may not achieve some or all of its objectives;

•	we completed a number of acquisitions in late 2009 and may engage in additional acquisition activity in the future, which may increase operational and control risks for a period of time;

•	if we experience a pandemic or a localized catastrophic event in an area where we have offices, our business operations could be adversely affected;

•	loss of services of any executive officers could impact our operations; and

•	adverse changes in our assigned financial strength or debt ratings could impact our ability to attract and retain business or obtain capital.

Our premium volume, underwriting and investment results and results from our non-insurance operations have been and will continue to be potentially materially affected by these factors. By making forward-looking statements, we do not intend to become obligated to publicly update or revise any such statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

|  123

Markel Corporation & Subsidiaries

OTHER INFORMATION

Performance Graph

The following graph compares the cumulative total return (based on share price) on our common stock with the cumulative total return of companies included in the S&P 500 Index and the Dow Jones Property & Casualty Insurance Companies Index. This information is not necessarily indicative of future results.

	Years Ended December 31,
	2004(1)	2005	2006	2007	2008	2009
Markel Corporation	100	87	132	135	82	93
S&P 500	100	105	121	128	81	102
Dow Jones Property & Casualty Insurance	100	115	131	119	90	98

(1)	$100 invested on December 31, 2004 in our common stock or the listed index. Includes reinvestment of dividends.

124  |

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 18, 2010 was approximately 500. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 50,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2009 were $363.00 and $208.77, respectively. See Quarterly Financial Information on page 84 for additional common stock price information.

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

|  125

Markel Corporation & Subsidiaries

OTHER INFORMATION (continued)

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

Annual Shareholders’ Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, 101 West Franklin Street, Richmond, Virginia at 4:30 p.m., May 10, 2010.

Corporate Offices

Markel Corporation

4521 Highwoods Parkway

Glen Allen, Virginia 23060-6148

(804) 747-0136

(800) 446-6671

126  |

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Alan I. Kirshner	Anthony F. Markel
Chairman of the Board and	Vice Chairman
Chief Executive Officer
Steven A. Markel
J. Alfred Broaddus, Jr.	Vice Chairman
Private Investor
Darrell D. Martin
Douglas C. Eby	Retired Executive Vice President
Private Investor	and Chief Financial Officer
Markel Corporation
Stewart M. Kasen
Retired President and	Jay M. Weinberg
Chief Executive Officer	Chairman Emeritus
S & K Famous Brands, Inc.	Hirschler Fleischer, a professional corporation

Lemuel E. Lewis	Debora J. Wilson
Retired Executive Vice President	Retired President and
and Chief Financial Officer	Chief Executive Officer
Landmark Communications, Inc.	The Weather Channel

Executive Officers

Alan I. Kirshner

Chairman of the Board and Chief Executive Officer since 1986. Director since 1978. Age 74.

Anthony F. Markel

Vice Chairman since May 2008. President and Chief Operating Officer from March 1992 to May 2008. Director since 1978. Age 68.

Steven A. Markel

Vice Chairman since March 1992. Director since 1978. Age 61.

Thomas S. Gayner

Chief Investment Officer since January 2001. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 to 2004. Age 48.

Richard R. Whitt, III

Senior Vice President and Chief Financial Officer since May 2005. Senior Vice President–Finance from August 2003 to May 2005. Executive Vice President and Chief Administrative Officer, Markel International Limited, a subsidiary, from August 2003 to May 2005. Age 46.

Gerard Albanese, Jr.

Chief Underwriting Officer since January 2009. President and Chief Operating Officer, Markel International Limited, a subsidiary, from September 2003 to August 2008. Age 57.

F. Michael Crowley

President, Markel Specialty since February 2009. President of Willis HRH North America from October 2008 to January 2009. President of Hilb Rogal & Hobbs Company from September 2005 to October 2008. Executive Vice President from 2004 to 2005. Age 58.

Britton L. Glisson

Chief Administrative Officer since February 2009. President, Markel Insurance Company, a subsidiary, from October 1996 to March 2009. Age 53.

John K. Latham

Managing Director, Wholesale Regional Operations since January 2010. President, Markel Southeast since November 2008. Senior Vice President, Business Development from January 2007 to May 2009. Chief Information Officer from February 2004 to January 2007. Age 63.

|  127

Index to Exhibits

3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (3.1)b

4(i)	Form of Credit Agreement dated August 25, 2005, among Markel Corporation, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent and Swingline Lender, Wachovia Bank, N.A., as Syndication Agent, and Barclays Bank PLC and HSBC Bank USA, N.A., as Co-Documentation Agents (4)c

4(ii)	First Amendment dated March 17, 2006 to Credit Agreement dated August 25, 2005 among Markel Corporation, the banks and financial institutions from time to time party thereto, and SunTrust Bank, as Administrative Agent and Swingline Lender (4(ii))d

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at December 31, 2009, and the respective Notes thereto, included in this Annual Report on Form10-K.

Management Contracts or Compensatory Plans required to be filed (Items 10.1 –10.19)

10.1	Form of Amended and Restated Employment Agreement with Alan I. Kirshner (10.2)e

10.2	Form of Amended and Restated Employment Agreement with Steven A. Markel (10.3)e

10.3	Form of Amended and Restated Employment Agreement with Anthony F. Markel (10.4)e

10.4	Form of Executive Employment Agreement with Thomas S. Gayner, Richard R. Whitt, III, Gerard Albanese, Jr., Britton L. Glisson, F. Michael Crowley and John K. Latham (10.5)e

10.5	Schedule of Base Salaries for Executive Officers**

10.6	Markel Corporation Executive Bonus Plan (10.3)f

10.7	Description of Awards Under Executive Bonus Plan**

10.8	Description of Special Bonus for Richard R. Whitt, III (10.1)g

10.9	Employee Stock Purchase and Bonus Plan (10.9)e

10.10	Markel Corporation Omnibus Incentive Plan (Appendix B)h

10.11	Form of Restricted Stock Award Agreement for Directors (10.1)i

10.12	Form of Restricted Stock Unit Award for Executive Officers (10.1)j

10.13	Form of Restricted Stock Unit 2006 Supplemental Award for Executive Officers (10.1)k

10.14	Form of Restricted Stock Unit Award for F. Michael Crowley (10.1)l

10.15	Form of 2009 Restricted Stock Unit Award Agreement for Executive Officers (10.2)l

10.16	Form of 2009 Restricted Stock Unit Award Agreement for F. Michael Crowley (10.3)l

10.17	Description of Permitted Acceleration of Vesting Date of Restricted Stock Units by Up to Thirty Days (10.2)i

10.18	Description of Non-Employee Director Compensation**

10.19	Separation Agreement and Full and Final Release of Claims between Paul William Springman and Markel Corporation (10.1)m

21	Certain Subsidiaries of Markel Corporation**

23	Consent of independent registered public accounting firm to incorporation by reference of certain reports into the Registrant’s Registration Statements on Forms S-8 and S-3**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

**	filed with this report
a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 20, 2007.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2008.
f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 27, 2005.
g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2009.
h.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant’s Proxy Statement and Definitive 14A filed April 2, 2003.
i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.
j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on March 3, 2008.
k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on July 24, 2006.
l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2009.
m.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on December 23, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	Steven A. Markel
Vice Chairman
March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

Alan I. Kirshner,*	Chief Executive Officer and Chairman of the Board of Directors

Anthony F. Markel,*	Director

Steven A. Markel,*	Director

Richard R. Whitt, III,*	Senior Vice President and Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)

J. Alfred Broaddus, Jr.,*	Director

Douglas C. Eby,*	Director

Stewart M. Kasen,*	Director

Lemuel E. Lewis,*	Director

Darrell D. Martin,*	Director

Jay M. Weinberg,*	Director

Debora J. Wilson,*	Director

*	Signed as of March 1, 2010