Form 10-Q
period 2010-03-31
MARKEL CORP
filed 2010-05-05
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at April 30, 2010: 9,806,051

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,263,852 in 2010 and $4,961,745 in 2009)	$5,451,154	$5,112,136
Equity securities (cost of $930,153 in 2010 and $843,841 in 2009)	1,544,543	1,349,829
Short-term investments (estimated fair value approximates cost)	342,002	492,581
Investments in affiliates	—	43,633

Total Investments	7,337,699	6,998,179

Cash and cash equivalents	637,672	850,494
Receivables	303,735	279,879
Reinsurance recoverable on unpaid losses	852,791	886,442
Reinsurance recoverable on paid losses	66,562	65,703
Deferred policy acquisition costs	165,976	156,797
Prepaid reinsurance premiums	67,288	68,307
Goodwill and intangible assets	501,301	502,833
Other assets	406,927	433,262

Total Assets	$10,339,951	$10,241,896

LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,368,766	$5,427,096
Unearned premiums	745,869	717,728
Payables to insurance companies	70,551	46,853
Senior long-term debt and other debt (estimated fair value of $1,052,000 in 2010 and $1,011,000 in 2009)	996,386	963,648
Other liabilities	235,920	294,857

Total Liabilities	7,417,492	7,450,182

Commitments and contingencies
Shareholders’ equity:
Common stock	872,587	872,876
Retained earnings	1,552,580	1,514,398
Accumulated other comprehensive income	479,056	387,086

Total Shareholders’ Equity	2,904,223	2,774,360
Noncontrolling interests	18,236	17,354

Total Equity	2,922,459	2,791,714

Total Liabilities and Equity	$10,339,951	$10,241,896

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$412,135	$457,246
Net investment income	68,402	68,743
Net realized investment gains (losses):
Other-than-temporary impairment losses	(1,785)	(55,474)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	(566)	—

Other-than-temporary impairment losses recognized in net income	(2,351)	(55,474)
Net realized investment gains, excluding other-than-temporary impairment losses	18,094	291

Net realized investment gains (losses)	15,743	(55,183)
Other revenues	40,439	24,371

Total Operating Revenues	536,719	495,177

OPERATING EXPENSES
Losses and loss adjustment expenses	260,170	253,411
Underwriting, acquisition and insurance expenses	156,668	181,837
Amortization of intangible assets	3,958	1,472
Other expenses	35,397	22,549

Total Operating Expenses	456,193	459,269

Operating Income	80,526	35,908

Interest expense	17,959	11,817

Income Before Income Taxes	62,567	24,091
Income tax expense	19,361	7,655

Net Income	$43,206	$16,436

Less net income attributable to noncontrolling interests	637	78

Net Income to Shareholders	$42,569	$16,358

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$97,441	$(55,034)
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	731	—
Reclassification adjustments for net gains (losses) included in net income	(10,540)	35,503

Change in net unrealized gains on investments, net of taxes	87,632	(19,531)
Change in currency translation adjustments, net of taxes	4,219	881
Change in net actuarial pension loss, net of taxes	350	296

Total Other Comprehensive Income (Loss)	92,201	(18,354)

Comprehensive Income (Loss)	$135,407	$(1,918)
Less comprehensive income attributable to noncontrolling interests	868	78

Comprehensive Income (Loss) to Shareholders	$134,539	$(1,996)

NET INCOME PER SHARE
Basic	$4.34	$1.67
Diluted	$4.33	$1.67

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$872,876	$869,744
Restricted stock units expensed	(289)	830
Other	—	572

Balance at end of period	$872,587	$871,146

RETAINED EARNINGS
Balance at beginning of period	$1,514,398	$1,297,901
Net income to shareholders	42,569	16,358
Repurchases of common stock	(4,387)	—

Balance at end of period	$1,552,580	$1,314,259

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains on investments, net of taxes:
Balance at beginning of period	$433,241	$58,652
Change in net unrealized holding gains on investments, net of taxes	85,312	(19,531)

Balance at end of period	518,553	39,121

Unrealized other-than-temporary impairment losses on fixed maturities, net of taxes:
Balance at beginning of period	(15,452)	—
Change in unrealized other-than-temporary impairment losses on fixed maturities, net of taxes	2,320	—

Balance at end of period	(13,132)	—

Cumulative translation adjustments, net of taxes:
Balance at beginning of period	3,772	(15,416)
Change in currency translation adjustments, net of taxes	3,988	881

Balance at end of period	7,760	(14,535)

Net actuarial pension loss, net of taxes:
Balance at beginning of period	(34,475)	(30,207)
Change in net actuarial pension loss, net of taxes	350	296

Balance at end of period	(34,125)	(29,911)

Balance at end of period	$479,056	$(5,325)

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,904,223	$2,180,080

NONCONTROLLING INTERESTS
Balance at beginning of period	$17,354	$261
Net income	637	78
Other	245	59

Balance at end of period	$18,236	$398

TOTAL EQUITY AT END OF PERIOD	$2,922,459	$2,180,478

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$43,206	$16,436
Adjustments to reconcile net income to net cash provided by operating activities	(38,887)	(3,733)

Net Cash Provided By Operating Activities	4,319	12,703

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	77,690	10,314
Proceeds from maturities, calls and prepayments of fixed maturities	79,616	59,612
Cost of fixed maturities and equity securities purchased	(498,987)	(8,474)
Net change in short-term investments	148,411	(135,967)
Acquisitions, net of cash acquired	(23,046)	(3,326)
Other	(14,237)	25,396

Net Cash Used By Investing Activities	(230,553)	(52,445)

FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	23,476	153,915
Repayments of senior long-term debt and other debt	(1,318)	(102,182)
Repurchases of common stock	(4,387)	—
Other	—	59

Net Cash Provided By Financing Activities	17,771	51,792

Effect of foreign currency rate changes on cash and cash equivalents	(4,359)	(4,389)

Increase (decrease) in cash and cash equivalents	(212,822)	7,661
Cash and cash equivalents at beginning of period	850,494	640,379

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$637,672	$648,040

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Markel Corporation markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of March 31, 2010, the related consolidated statements of income and comprehensive income (loss), changes in equity and cash flows for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2009 was derived from Markel Corporation’s audited annual consolidated financial statements.

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

Prior to the fourth quarter of 2009, the Company accounted for its two non-insurance subsidiaries as investments in affiliates under the equity method of accounting. The Company had determined that the differences between the equity method of accounting and consolidation accounting for these two entities were immaterial to the consolidated financial statements. During the fourth quarter of 2009, the Company acquired two additional businesses that operate outside of the specialty insurance marketplace and, as a result, the Company consolidated the two entities that had previously been accounted for as investments in affiliates. This change had no impact on the Company’s net income to shareholders for the three months ended March 31, 2009. The Company consolidates the results of its non-insurance subsidiaries on a one-month lag.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2009 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies.

2. Net Income per Share

Net income per share was determined by dividing net income to shareholders by the applicable weighted average shares outstanding.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Net income to shareholders	$42,569	$16,358

Basic common shares outstanding	9,813	9,814
Dilutive potential common shares	10	9

Diluted shares outstanding	9,823	9,823

Basic net income per share	$4.34	$1.67

Diluted net income per share	$4.33	$1.67

3. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Three Months Ended March 31,
(dollars in thousands)	2010		2009
	Written	Earned	Written	Earned
Direct	$409,391	$404,470	$407,218	$462,892
Assumed	80,793	51,798	79,618	50,874
Ceded	(43,682)	(44,133)	(48,781)	(56,520)

Net premiums	$446,502	$412,135	$438,055	$457,246

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $7.9 million and $16.1 million for the three months ended March 31, 2010 and 2009, respectively.

4. Investments

a) The following tables summarize the Company’s available-for-sale investments.

	March 31, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$361,397	$19,318	$(57)	$—	$380,658
Obligations of states, municipalities and political subdivisions	2,174,317	65,502	(8,665)	—	2,231,154
Foreign governments	467,661	19,665	(1,014)	—	486,312
Residential mortgage-backed securities	441,280	28,467	(994)	(11,775)	456,978
Asset-backed securities	23,156	598	(1)	—	23,753
Public utilities	131,461	8,159	—	—	139,620
Convertible bonds	32,906	—	—	—	32,906
All other corporate bonds	1,631,674	81,981	(6,168)	(7,714)	1,699,773

Total fixed maturities	5,263,852	223,690	(16,899)	(19,489)	5,451,154
Equity securities:
Insurance companies, banks and trusts	382,975	303,886	(1,093)	—	685,768
Industrial, consumer and all other	547,178	311,686	(89)	—	858,775

Total equity securities	930,153	615,572	(1,182)	—	1,544,543
Short-term investments	342,000	7	(5)	—	342,002

Investments, available-for-sale	$6,536,005	$839,269	$(18,086)	$(19,489)	$7,337,699

	December 31, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$358,360	$18,053	$(91)	$—	$376,322
Obligations of states, municipalities and political subdivisions	2,068,714	65,824	(8,798)	—	2,125,740
Foreign governments	410,435	14,912	(2,335)	—	423,012
Residential mortgage-backed securities	419,707	24,223	(1,534)	(12,342)	430,054
Asset-backed securities	27,052	244	(1,001)	—	26,295
Public utilities	136,302	7,317	—	—	143,619
Convertible bonds	30,750	—	—	—	30,750
All other corporate bonds	1,510,425	70,285	(13,942)	(10,424)	1,556,344

Total fixed maturities	4,961,745	200,858	(27,701)	(22,766)	5,112,136
Equity securities:
Insurance companies, banks and trusts	338,369	243,669	(3,521)	—	578,517
Industrial, consumer and all other	505,472	266,165	(325)	—	771,312

Total equity securities	843,841	509,834	(3,846)	—	1,349,829
Short-term investments	492,563	20	(2)	—	492,581

Investments, available-for-sale	$6,298,149	$710,712	$(31,549)	$(22,766)	$6,954,546

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2010
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$24,837	$(57)	$—	$—	$24,837	$(57)
Obligations of states, municipalities and political subdivisions	300,121	(3,132)	152,870	(5,533)	452,991	(8,665)
Foreign governments	77,760	(1,014)	—	—	77,760	(1,014)
Residential mortgage-backed securities	33,920	(11,854)	12,032	(915)	45,952	(12,769)
Asset-backed securities	—	—	6	(1)	6	(1)
All other corporate bonds	295,532	(12,381)	35,182	(1,501)	330,714	(13,882)

Total fixed maturities	732,170	(28,438)	200,090	(7,950)	932,260	(36,388)
Equity securities:
Insurance companies, banks and trusts	24,646	(1,093)	—	—	24,646	(1,093)
Industrial, consumer and all other	3,346	(89)	—	—	3,346	(89)

Total equity securities	27,992	(1,182)	—	—	27,992	(1,182)
Short-term investments	76,550	(5)	—	—	76,550	(5)

Total	$836,712	$(29,625)	$200,090	$(7,950)	$1,036,802	$(37,575)

At March 31, 2010, the Company held 198 securities with a total estimated fair value of $1.0 billion and gross unrealized losses of $37.6 million. Of these 198 securities, 62 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $200.1 million and gross unrealized losses of $8.0 million. All 62 securities were fixed maturities where the Company expects to receive all interest and principal payments when contractually due. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

	December 31, 2009
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$23,798	$(91)	$—	$—	$23,798	$(91)
Obligations of states, municipalities and political subdivisions	214,792	(2,388)	148,570	(6,410)	363,362	(8,798)
Foreign governments	92,166	(2,335)	—	—	92,166	(2,335)
Residential mortgage-backed securities	33,223	(12,748)	11,162	(1,128)	44,385	(13,876)
Asset-backed securities	—	—	10,607	(1,001)	10,607	(1,001)
All other corporate bonds	217,072	(18,890)	143,057	(5,476)	360,129	(24,366)

Total fixed maturities	581,051	(36,452)	313,396	(14,015)	894,447	(50,467)
Equity securities:
Insurance companies, banks and trusts	45,917	(3,521)	—	—	45,917	(3,521)
Industrial, consumer and all other	10,943	(325)	—	—	10,943	(325)

Total equity securities	56,860	(3,846)	—	—	56,860	(3,846)
Short-term investments	4,298	(2)	—	—	4,298	(2)

Total	$642,209	$(40,300)	$313,396	$(14,015)	$955,605	$(54,315)

At December 31, 2009, the Company held 190 securities with a total estimated fair value of $955.6 million and gross unrealized losses of $54.3 million. Of these 190 securities, 78 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $313.4 million and gross unrealized losses of $14.0 million. All 78 securities were fixed maturities.

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. All securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for other-than-temporary impairment, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For equity securities, the ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery is considered. For fixed maturities, the Company considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery, the implied yield-to-maturity, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due.

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

When assessing whether it intends to sell a fixed maturity or if it is likely to be required to sell a fixed maturity before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing. Additional information on the methodology and significant inputs, by security type, that the Company used to determine the amount of credit loss recognized on fixed maturities with declines in fair value below amortized cost that were considered to be other-than-temporary is provided below.

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

c) The amortized cost and estimated fair value of fixed maturities at March 31, 2010 are shown below by contractual maturity and investment type.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:
Due in one year or less	$44,135	$44,806
Due after one year through five years	171,563	183,673
Due after five years through ten years	141,620	147,993
Due after ten years	4,079	4,186

Total	361,397	380,658

Obligations of states, municipalities and political subdivisions:
Due in one year or less	—	—
Due after one year through five years	52,197	53,848
Due after five years through ten years	644,294	668,268
Due after ten years	1,477,826	1,509,038

Total	2,174,317	2,231,154

Foreign governments:
Due in one year or less	3,053	3,063
Due after one year through five years	165,396	172,496
Due after five years through ten years	290,336	301,950
Due after ten years	8,876	8,803

Total	467,661	486,312

Residential mortgage-backed securities:
Due in one year or less	1,448	1,451
Due after one year through five years	12,049	12,649
Due after five years through ten years	33,078	34,054
Due after ten years	394,705	408,824

Total	441,280	456,978

Asset-backed securities:
Due in one year or less	—	—
Due after one year through five years	10,986	11,233
Due after five years through ten years	1,000	1,110
Due after ten years	11,170	11,410

Total	23,156	23,753

Public utilities:
Due in one year or less	34,031	34,864
Due after one year through five years	76,798	82,467
Due after five years through ten years	20,632	22,289
Due after ten years	—	—

Total	131,461	139,620

Convertible bonds and all other corporate bonds:
Due in one year or less	186,391	193,147
Due after one year through five years	642,824	681,159
Due after five years through ten years	630,212	656,068
Due after ten years	205,153	202,305

Total	1,664,580	1,732,679

Total fixed maturities:
Due in one year or less	269,058	277,331
Due after one year through five years	1,131,813	1,197,525
Due after five years through ten years	1,761,172	1,831,732
Due after ten years	2,101,809	2,144,566

Total fixed maturities	$5,263,852	$5,451,154

d) The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income.

Three Months Ended March 31, 2010
(dollars in thousands)
Cumulative credit loss, beginning balance	$9,141

Additions:
Increases related to other-than-temporary impairment losses previously recognized	1,109
Reductions:
Sales of fixed maturities on which credit losses were recognized	(19)

Cumulative credit loss, ending balance	$10,231

e) The following table presents net realized investment gains (losses) and the change in net unrealized gains on investments.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Realized gains:
Sales of fixed maturities	$6,949	$1,954
Sales of equity securities	10,298	12
Other	4,122	—

Total realized gains	21,369	1,966

Realized losses:
Sales of fixed maturities	(575)	(1,101)
Sales of equity securities	—	(13)
Other-than-temporary impairments	(2,351)	(55,474)
Other	(2,700)	(561)

Total realized losses	(5,626)	(57,149)

Net realized investment gains (losses)	$15,743	$(55,183)

Change in net unrealized gains on investments:
Fixed maturities	$36,911	$49,186
Equity securities	108,402	(79,699)
Short-term investments	(16)	4

Net increase (decrease)	$145,297	$(30,509)

f) The following table presents other-than-temporary impairment losses recognized in net income and included in net realized investment gains (losses) by investment type.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Fixed maturities:
Corporate bonds	$—	$(1,867)
Residential mortgage-backed securities	(1,109)	(1,389)

Total fixed maturities	(1,109)	(3,256)
Equity securities:
Insurance companies, banks and trusts	—	(13,694)
Industrial, consumer and all other	—	(38,524)

Total equity securities	—	(52,218)

Other	(1,242)	—

Total	$(2,351)	$(55,474)

Net realized investment gains for the quarter ended March 31, 2010 included $2.4 million of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment losses for the quarter ended March 31, 2009 included $55.5 million of write downs for other-than-temporary declines in the estimated fair value of investments.

g) The merger of First Market Bank with Union Bankshares Corporation was completed in the first quarter of 2010 and formed Union First Market Bankshares Corporation (Union). As a result of this merger, the Company received 3.5 million shares of common stock in Union for the Company’s investment in First Market Bank. Prior to the merger, the Company’s investment in First Market Bank was included in investments in affiliates on the consolidated balance sheet. The Company’s investment in Union is included in equity securities on the consolidated balance sheet.

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

Three Months Ended March 31, 2010

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$211,683	$70,333	$208,168	$—		$—	$490,184
Net written premiums	193,329	63,113	190,058	2		—	446,502

Earned premiums	203,895	72,041	136,197	2		—	412,135
Losses and loss adjustment expenses:
Current year	(140,274)	(45,644)	(112,714)	—		—	(298,632)
Prior years	24,204	(3,663)	15,755	2,166		—	38,462
Underwriting, acquisition and insurance expenses	(78,964)	(26,089)	(51,541)	(74)		—	(156,668)

Underwriting profit (loss)	8,861	(3,355)	(12,303)	2,094		—	(4,703)

Net investment income	—	—	—	—		68,402	68,402
Net realized investment gains	—	—	—	—		15,743	15,743
Other revenues (insurance)	—	—	3,191	—		—	3,191
Other expenses (insurance)	—	—	(2,986)	—		—	(2,986)

Segment profit (loss)	$8,861	$(3,355)	$(12,098)	$2,094		$84,145	$79,647

Other revenues (non-insurance)							37,248
Other expenses (non-insurance)							(32,411)
Amortization of intangible assets							(3,958)
Interest expense							(17,959)

Income before income taxes							$62,567

U.S. GAAP combined ratio(1)	96%	105%	109%	NM	(2)	—	101%

Three Months Ended March 31, 2009

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$238,353	$63,456	$184,965	$62	$—	$486,836
Net written premiums	216,409	57,459	164,078	109	—	438,055

Earned premiums	249,240	76,696	131,201	109	—	457,246
Losses and loss adjustment expenses:
Current year	(164,926)	(50,473)	(94,720)	—	—	(310,119)
Prior years	45,606	(3,740)	15,081	(239)	—	56,708
Underwriting, acquisition and insurance expenses	(103,683)	(30,203)	(47,556)	(395)	—	(181,837)

Underwriting profit (loss)	26,237	(7,720)	4,006	(525)	—	21,998

Net investment income	—	—	—	—	68,743	68,743
Net realized investment losses	—	—	—	—	(55,183)	(55,183)

Segment profit (loss)	$26,237	$(7,720)	$4,006	$(525)	$13,560	$35,558

Other revenues (non-insurance)						24,371
Other expenses (non-insurance)						(22,549)
Amortization of intangible assets						(1,472)
Interest expense						(11,817)

Income before income taxes						$24,091

U.S. GAAP combined ratio(1)	89%	110%	97%	NM (2)	—	95%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	March 31, 2010	December 31, 2009
Segment Assets:
Investing	$7,972,392	$7,844,052
Underwriting	2,148,634	2,214,991

Total Segment Assets	$10,121,026	$10,059,043

Non-insurance operations	218,925	182,853

Total Assets	$10,339,951	$10,241,896

6. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At March 31, 2010, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At March 31, 2010, the credit default swap had a fair value of $26.6 million. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheet. Net investment income for the three months ended March 31, 2010 included a favorable change in the fair value of the credit default swap of $0.3 million. Net investment income for the three months ended March 31, 2009 included a favorable change in the fair value of the credit default swap of less than $0.1 million.

The Company had no other material derivative instruments at March 31, 2010.

7. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $3.3 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Service cost	$311	$381
Interest cost	1,714	1,361
Expected return on plan assets	(2,175)	(1,550)
Amortization of net actuarial pension loss	486	455

Net periodic benefit cost	$336	$647

The Company contributed $5.7 million to the Terra Nova Pension Plan during the first quarter of 2010. The Company expects plan contributions to total $6.6 million in 2010.

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

Premiums paid from inception of Guaranty Bank’s policy through March 31, 2010 have been approximately $65 million and covered losses have been approximately $49 million. At March 31, 2010, the policy insured a portfolio of loans totaling approximately $528 million, and the limit of the Company’s liability for additional losses with respect to the covered loans is estimated to be approximately $109 million.

On March 23, 2009, Guaranty Bank filed a motion for a preliminary injunction with the court, asking that it be relieved from paying premiums while the litigation is pending, with Evanston still being required to pay losses. On July 14, 2009, the court issued an order denying the motion for a preliminary injunction.

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

Evanston has been notified that Guaranty Bank intends to file an amended complaint alleging additional grounds upon which it contends that it is entitled to a refund of past premiums and a reduction in the future premiums that can be charged under the policy. Guaranty Bank has stated that the proposed amended complaint would add new claims for damages based on allegations of fraud, misrepresentation and violation of the Racketeer Influenced and Corrupt Organizations Act and Wisconsin Organized Crime Control Act, and that it intends to assert that it is entitled to recover, among other things, treble damages, interest and attorneys’ fees. Although the proposed amended complaint has not yet been filed, the court has entered an order granting Guaranty Bank leave to file it.

While the Company does not believe Guaranty Bank is entitled to the relief it is seeking, the final outcome of the lawsuit cannot be predicted at this time.

Other contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

9. Recent Accounting Pronouncements

Effective in the first quarter of 2010, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which expands disclosure requirements related to fair value measurements. ASU No. 2010-06 requires disclosure of the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance also requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Disclosures about the valuation techniques and inputs used to measure fair value for Level 2 and Level 3 fair value measurements are required as well. Since ASU No. 2010-06 addresses financial statement disclosures only, the adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows. The Company has included the disclosures required by ASU No. 2010-06 in note 10.

In June 2009, the FASB issued Statement of Financial Accounting Standards (Statement) No. 167, Amendments to FASB Interpretation No. 46(R). In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, to amend their codification for Statement No. 167. This guidance removes the scope exception for qualifying special-purpose entities, includes new criteria for determining the primary beneficiary of a variable interest entity and increases the frequency of required assessments to determine whether an entity is the primary beneficiary of a variable interest entity. In January 2010, the FASB decided to indefinitely defer the consolidation requirements of ASU No. 2009-17 for interests in certain investment entities. The FASB also decided to revise the provisions of ASU No. 2009-17 for determining whether service-provider or decision-maker fee arrangements represent a variable interest. Both the provisions of ASU No. 2009-17 as issued and the subsequent revisions to this guidance became effective for the Company on January 1, 2010. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$380,658	$—	$380,658
Obligations of states, municipalities and political subdivisions	—	2,231,154	—	2,231,154
Foreign governments	—	486,312	—	486,312
Residential mortgage-backed securities	—	456,978	—	456,978
Asset-backed securities	—	23,753	—	23,753
Public utilities	—	139,620	—	139,620
Convertible bonds	—	32,906	—	32,906
All other corporate bonds	—	1,699,773	—	1,699,773

Total fixed maturities	—	5,451,154	—	5,451,154

Equity securities:
Insurance companies, banks and trusts	685,768	—	—	685,768
Industrial, consumer and all other	858,775	—	—	858,775

Total equity securities	1,544,543	—	—	1,544,543

Short-term investments	288,199	53,803	—	342,002

Total investments available-for-sale	1,832,742	5,504,957	—	7,337,699

Liabilities:
Derivative contracts	$—	$—	$26,625	$26,625

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2010		2009
Derivatives, Beginning of Period	$26,968		$29,964
Total gains included in:
Net income	(343)		(6)
Other comprehensive income (loss)	—		—
Transfers into Level 3	—		—
Transfers out of Level 3	—		—

Derivatives, End of Period	$26,625		$29,958

Net unrealized gains included in net income relating to liabilities held at March 31, 2010 and 2009	$343	(1)	$6	(1)

(1)	Included in net investment income in the consolidated statements of income and comprehensive income (loss).

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2010. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2010. At March 31, 2010, the Company did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which were financial instruments whose valuations, in many cases, were significantly affected by the lack of market liquidity during the first quarter of 2009.

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

Readers are urged to review our 2009 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

Our Excess and Surplus Lines segment writes property and casualty insurance outside of the standard market for hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. In March 2009, we transitioned the four underwriting units included in our Excess and Surplus Lines segment to a customer-focused regional office model as part of our “One Markel” initiative. Under this new model, each regional office is responsible for serving the wholesale producers located in its region. The underwriters at our regional offices have access to and expertise in all of our product offerings and are located closer to our producers.

Our Specialty Admitted segment writes risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets and personal and commercial property and liability coverages. Our Specialty Admitted segment is comprised of two underwriting units, the Markel Specialty and Markel American Specialty Personal and Commercial Lines units. Our Specialty Admitted segment included a third underwriting unit, Markel Global Marine and Energy, until late 2008 when we decided to close that unit and place its programs into run-off.

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

Our non-insurance operations are comprised of a diverse portfolio of companies from various industries, including a manufacturer of dredging equipment, a manufacturer of high-speed bakery equipment, an owner and operator of manufactured housing communities and a manufacturer of laminated furniture products.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Underwriting profit (loss)	$(4,703)	$21,998
Net investment income	68,402	68,743
Net realized investment gains (losses)	15,743	(55,183)
Other revenues	40,439	24,371
Amortization of intangible assets	(3,958)	(1,472)
Other expenses	(35,397)	(22,549)
Interest expense	(17,959)	(11,817)
Income tax expense	(19,361)	(7,655)
Noncontrolling interests	(637)	(78)

Net income to shareholders	$42,569	$16,358

Net income to shareholders for the three months ended March 31, 2010 increased due to improved investment returns primarily resulting from lower write downs for other-than-temporary declines in the estimated fair value of investments in 2010 compared to 2009. The improved investment returns were partially offset by a decline in underwriting performance principally due to underwriting losses resulting from the earthquakes in Chile, which occurred in February 2010. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Gross premium volume	$490,184	$486,836
Net written premiums	$446,502	$438,055
Net retention	91%	90%
Earned premiums	$412,135	$457,246
Losses and loss adjustment expenses	$260,170	$253,411
Underwriting, acquisition and insurance expenses	$156,668	$181,837
Underwriting profit (loss)	$(4,703)	$21,998

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	96%	89%
Specialty Admitted	105%	110%
London Insurance Market	109%	97%
Other Insurance (Discontinued Lines)	NM (2)	NM (2)
Markel Corporation (Consolidated)	101%	95%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 101% for the first quarter of 2010 compared to 95% for the same period last year. The increase in the combined ratio was due to a higher current accident year loss ratio and less favorable development of prior years’ loss reserves partially offset by a lower expense ratio for the first quarter of 2010 compared to the same period in 2009. The higher current accident year loss ratio in 2010 was primarily the result of $17.0 million, or 4 points, of underwriting loss related to the Chilean earthquakes. The expense ratio for the first quarter of both 2010 and 2009 included approximately 2 points of costs associated with the implementation of our One Markel initiative.

The combined ratio for the Excess and Surplus Lines segment was 96% for the first quarter of 2010 compared to 89% for the same period last year. The increase in the combined ratio was primarily due to less favorable development of prior years’ loss reserves in 2010 than in 2009. The Excess and Surplus Lines segment’s combined ratio for the quarter ended March 31, 2010 included $24.2 million of favorable development on prior years’ loss reserves compared to $45.6 million of favorable development for the same period of 2009. The favorable development of prior years’ loss reserves during the first quarter of 2010 was partially offset by $13.7 million of adverse development on an errors and omissions program for mortgage servicing companies, which was impacted by the unusual conditions in the mortgage market during 2008 and 2007. Also contributing to the decrease in redundancies on prior years’ loss reserves in the first quarter of 2010 was less favorable development on our professional and products liability programs compared to the same period of 2009.

The combined ratio for the Specialty Admitted segment was 105% for the quarter ended March 31, 2010 compared to 110% for the same period of 2009. The decrease in the combined ratio was primarily due to a lower current accident year loss ratio and a lower expense ratio. The improvement in the combined ratio reflects lower underwriting losses at the former Markel Global Marine & Energy unit and improved underwriting performance at the Markel American Specialty Personal and Commercial Lines unit. In the first quarter of 2010, the expense ratio benefitted from a $4.0 million anticipated recovery under our corporate insurance program.

The combined ratio for the London Insurance Market segment was 109% for the quarter ended March 31, 2010 compared to 97% for the same period of 2009. The increase in the combined ratio in the first quarter of 2010 was primarily due to a higher current accident year loss ratio compared to the same period of 2009. The higher current accident year loss ratio in 2010 was primarily due to $17.0 million, or 12 points, of underwriting loss related to the Chilean earthquakes. The London Insurance Market segment’s combined ratio for the quarter ended March 31, 2010 included $15.8 million of favorable development on prior years’ loss reserves compared to $15.0 million of favorable development for the same period of 2009.

In addition to the underwriting results of Markel International, results for the London Insurance Market segment for the quarter ended March 31, 2010 also included the results of Elliott Special Risks (ESR), a Canadian managing general agent that we acquired in October 2009. During the first quarter of 2010, ESR produced approximately $22 million of premium volume, including $2.5 million of premiums for Markel International, and had operating revenues of $3.2 million, which primarily related to commission income. Operating revenues and expenses for ESR are included in other revenues and other expenses in the consolidated statement of income and comprehensive income (loss).

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $2.1 million for the quarter ended March 31, 2010 compared to an underwriting loss of $0.5 million for the same period of 2009.

Premiums and Net Retentions

The following table summarizes gross premium volume and net written premiums by segment.

Gross Premium Volume Three Months Ended March 31,			Net Written Premiums Three Months Ended March 31,
2010	2009	(dollars in thousands)	2010	2009
$211,683	$238,353	Excess and Surplus Lines	$193,329	$216,409
70,333	63,456	Specialty Admitted	63,113	57,459
208,168	184,965	London Insurance Market	190,058	164,078
—	62	Other Insurance (Discontinued Lines)	2	109

$490,184	$486,836	Total	$446,502	$438,055

Gross premium volume for the first quarter of 2010 increased 1% compared to the same period of 2009 primarily due to the effects of foreign currency exchange rate movements. Had currency exchange rates remained constant between the first quarter of 2010 and the first quarter of 2009, gross written premiums would have decreased 1%. Gross premium volume in the first quarter of 2010 was impacted by continued competition across many of our product lines, particularly within the Excess and Surplus Lines segment. In general, we believe prevailing rates within the property and casualty insurance marketplace are lower than our targeted pricing levels. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume for many of our product lines has declined and, if the competitive environment does not improve, could decline further in the future.

During the first quarter of 2010, gross premium volume in both the Excess and Surplus Lines and Specialty Admitted segments was impacted by the transition of certain professional liability programs from the Excess and Surplus Lines segment to the Specialty Admitted segment. This transition had no impact on total gross premium volume and was made to better align the reporting of these programs with their distribution strategy. For the quarter ended March 31, 2010, the Specialty Admitted segment included approximately $6 million of gross premium volume on these transferred programs.

Net retention of gross premium volume for the first quarter of 2010 was 91% compared to 90% for the same period of 2009. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume has increased consistent with our strategy to retain more of our profitable business.

The following table summarizes earned premiums by segment.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Excess and Surplus Lines	$203,895	$249,240
Specialty Admitted	72,041	76,696
London Insurance Market	136,197	131,201
Other Insurance (Discontinued Lines)	2	109

Total	$412,135	$457,246

Earned premiums for the three months ended March 31, 2010 decreased 10% compared to the same period of 2009. The decrease in 2010 was partially offset by the effects of foreign currency exchange rate movements. Had currency exchange rates remained constant between the first quarter of 2010 and the first quarter of 2009, earned premiums would have decreased 11%. Excluding the effects of foreign currency, the decrease in earned premiums in 2010 was primarily due to lower earned premiums in the Excess and Surplus Lines segment as a result of lower gross premium volume compared to 2009.

Investing Results

Net investment income for the three months ended March 31, 2010 was $68.4 million compared to $68.7 million for the same period of 2009. For the first quarter of 2010, lower investment yields were offset by having higher average invested assets compared to the first quarter of 2009.

Net realized investment gains for the first quarter of 2010 were $15.7 million compared to net realized investment losses of $55.2 million for the first quarter of 2009. Net realized investment gains (losses) included $2.4 million and $55.5 million of write downs for other-than-temporary declines in the estimated fair value of investments for the quarters ended March 31, 2010 and 2009, respectively.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2010, we held securities with gross unrealized losses of $37.6 million, or less than 1% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2010. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations include the results of AMF Bakery Systems, ParkLand Ventures, Inc., Panel Specialists, Inc. (effective October 2009) and Ellicott Dredge Enterprises, LLC (effective November 2009). Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income (loss). Revenues for our non-insurance operations were $37.2 million for the quarter ended March 31, 2010 compared to $24.4 million for the same period of 2009.

Interest Expense and Income Taxes

Interest expense for the three months ended March 31, 2010 increased to $18.0 million from $11.8 million in the same period of 2009 primarily due to our $350 million issuance of 7.125% unsecured senior notes in September 2009.

The estimated annual effective tax rate was 31% and 32% for the three months ended March 31, 2010 and 2009, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. During the first quarter of 2010, the tax benefit related to tax-exempt investment income was partially offset by a higher effective tax rate related to our foreign operations. During the first quarter of 2009, the tax benefit related to tax-exempt investment income was partially offset by a higher effective tax rate on capital items.

Comprehensive Income (Loss) to Shareholders

Comprehensive income to shareholders was $134.5 million for the three months ended March 31, 2010 compared to comprehensive loss to shareholders of $2.0 million for the same period of 2009. Comprehensive income to shareholders for the first quarter of 2010 included an increase in net unrealized gains on investments, net of taxes, of $87.6 million and net income to shareholders of $42.6 million. Comprehensive loss to shareholders for the first quarter of 2009 included a decrease in net unrealized gains on investments, net of taxes, of $19.5 million, partially offset by net income to shareholders of $16.4 million.

Financial Condition

Invested assets were $8.0 billion at March 31, 2010 compared to $7.8 billion at December 31, 2009. Net unrealized gains on investments, net of taxes, were $505.4 million at March 31, 2010 compared to $417.8 million at December 31, 2009. Equity securities were $1.5 billion, or 19% of invested assets, at March 31, 2010 compared to $1.3 billion, or 17% of invested assets, at December 31, 2009.

Net cash provided by operating activities was $4.3 million for the three months ended March 31, 2010 compared to $12.7 million for the same period of 2009. The net cash provided by operating activities in the first quarter of both 2010 and 2009 reflects low levels of cash flows from underwriting activities in the Excess and Surplus Lines segment as a result of declining premium volume, as well as the impact of employee profit sharing and agent incentive compensation payments and pension contributions, which were made in the first quarter of each year.

Net cash used by investing activities was $230.6 million for the three months ended March 31, 2010 compared to $52.4 million for the same period of 2009. As a result of the significant disruptions in the financial markets, we increased our holdings of short-term investments and cash and cash equivalents during the first quarter of 2009 and as bonds matured, we reinvested the proceeds in short-term investments. Further, we did not purchase or sell significant amounts of equity securities or fixed maturities during the first quarter of 2009. During the first quarter of 2010, given the improvement in the financial markets over the latter half of 2009 and into early 2010, we increased our purchases of fixed maturities and equity securities and have been gradually shifting our investment portfolio’s allocation from short-term investments and cash and cash equivalents to higher yielding investment securities. During the first quarter of 2010, cash of $23.0 million was used by ParkLand Ventures, Inc., a subsidiary of Markel Ventures, to acquire additional manufactured housing communities.

Net cash provided by financing activities was $17.8 million for the three months ended March 31, 2010 compared to $51.8 million for the same period of 2009. During the first quarter of 2010, ParkLand Ventures, Inc. increased its borrowings by $15.6 million in conjunction with the acquisition of additional manufactured housing communities. During the first quarter of 2010, cash of $4.4 million was used to repurchase shares of our common stock. During the first quarter of 2009, net borrowings under our revolving credit facility increased $50 million. No amounts were outstanding under the revolving credit facility at March 31, 2010. We intend to seek a replacement facility for the existing revolving credit agreement prior to its expiration in December 2010.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 25% at March 31, 2010 and 26% at December 31, 2009. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $1.0 billion of invested assets at both March 31, 2010 and December 31, 2009.

Shareholders’ equity was $2.9 billion at March 31, 2010 compared to $2.8 billion at December 31, 2009. Book value per share increased to $296.17 at March 31, 2010 from $282.55 at December 31, 2009 primarily due to $134.5 million of comprehensive income to shareholders in the first quarter of 2010.

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

During the first quarter of 2010, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2009.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 91% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2010, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at March 31, 2010 was $8.0 billion, 81% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 19% of which was invested in equity securities. At December 31, 2009, the estimated fair value of our investment portfolio was $7.8 billion, 82% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 18% of which was invested in equity securities and investments in affiliates.

Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances. At March 31, 2010, we did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which were financial instruments whose valuations, in many cases, were significantly affected by the lack of market liquidity during the first quarter of 2009.

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

Based upon our controls evaluation, the CEO and CFO concluded that effective Disclosure Controls were in place to ensure that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under “Risk Factors” and “Safe Harbor and Cautionary Statement” in our 2009 Annual Report on Form 10-K or are included in the items listed below:

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

•

we cannot predict the extent and duration of the current economic recession; the effects of government intervention into the markets to address the recent financial crisis (including, among other things, financial stability and recovery initiatives; the government’s ownership interest in American International Group, Inc. and the restructuring of that company; potential regulatory changes affecting the insurance and financial services industries and the securities and derivatives markets; changes in tax policy; and pending legislation overhauling the federal financial regulatory structure); and their combined impact on our industry, business and investment portfolio;

•

because of adverse conditions in the financial services industry, access to capital has generally become more difficult and/or more expensive, which may adversely affect our ability to take advantage of business opportunities as they may arise;

•	we cannot predict the impact of recently adopted U.S. health care reform legislation and regulations under that legislation on our business;

•	our OneMarkel initiative may take longer to implement and cost more than we anticipate and may not achieve some or all of its objectives;

•	we completed a number of acquisitions in late 2009 and may engage in additional acquisition activity in the future, which may increase operational and control risks for a period of time;

•	if we experience a pandemic or a localized catastrophic event in an area where we have offices, our business operations could be adversely affected;

•	loss of services of any executive officers could impact our operations; and

•	adverse changes in our assigned financial strength or debt ratings could impact our ability to attract and retain business or obtain capital.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended March 31, 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1, 2010 through January 31, 2010	—	—	—	$63,417

February 1, 2010 through February 28, 2010	13,100	$334.84	13,100	$59,031

March 1, 2010 through March 31, 2010	—	—	—	$59,031

Total	13,100	$334.84	13,100	$59,031

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of May, 2010.

Markel Corporation

By	/S/ ALAN I. KIRSHNER
Alan I. Kirshner
Chief Executive Officer and Chairman of the Board of Directors

By	/S/ RICHARD R. WHITT, III
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

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2010 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Description of Awards under Executive Bonus Plan*

10.2	Form of Restricted Stock Unit Award Agreement for Executive Officers*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 20, 2007.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2005.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2006.
*	Filed with this report.