Form 10-K/A
period 2009-12-31
MARKEL CORP
filed 2010-06-17
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A – Amendment No. 1

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

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 10, 2010, referred to in Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed in response to comments from the staff of the Securities and Exchange Commission:

•

To amend the disclosure under Item 9A. Controls and Procedures of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 1, 2010 (the “Form 10-K”) to state more clearly the conclusions of our chief executive officer and chief financial officer as to the effectiveness of disclosure controls and procedures; and

•	To amend the following portions of Part III of the Form 10-K incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders held on May 10, 2010 (the “Proxy Statement”):

•

Information on pages 2-4 of the Proxy Statement under the heading “ELECTION OF DIRECTORS—Nominees” with respect to nominees Alan I. Kirshner, Anthony F. Markel, Steven A. Markel and Jay M. Weinberg; and

•	The second paragraph under the heading “CORPORATE GOVERNANCE—Nominating/Corporate Governance Committee” (on page 13 of the Proxy Statement).

Each of the referenced items is set out in full.

Updated Certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are also included in this amendment.

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosure in the Form 10-K. This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

Part II, Item 9A.

Controls and Procedures.

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

Based upon our controls evaluation, the CEO and CFO concluded that effective Disclosure Controls were in place to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Part III, Item 10.

ELECTION OF DIRECTORS

Nominees

A board of ten directors will be elected at the meeting to serve until the next annual meeting of shareholders and the election and qualification of their successors. The Company’s Board of Directors currently consists of ten directors. All of the directors were elected by the shareholders at the 2009 Annual Meeting, except for Ms. Wilson and Mr. Martin, who were elected by the Board of Directors effective October 1, 2009. All Board members attended the 2009 Annual Meeting (except Ms. Wilson, who was not then a member of the Board), and all are expected to attend the 2010 Annual Meeting, absent unusual circumstances.

Each of the nominees has consented to being named as a nominee in this Proxy Statement, has agreed to serve if elected, and has furnished to the Company the information set forth in the following table.

The Board of Directors recommends a vote FOR the election of the ten nominees named below. It is expected that each of the nominees will be able to serve, but if any nominee is unable to serve for any reason (which is not now anticipated), the Board of Directors will name a substitute nominee, and the proxies will vote for that person.

The Board of Directors believes that each nominee possesses integrity; leadership and policy making experience; the communication and interpersonal skills necessary to function effectively as a member of a decision-making body; and the ability to act in the best interests of the shareholders in order to serve the Company. In addition, the nominees collectively bring to the Board a combination of business and financial expertise, government or community service, and diversity of experience and of background to equip the Board to deal with the range of issues it must address.

Name, Age, Positions with the Company or Principal Occupation For Past Five Years, and Other Information	Director Since
ALAN I. KIRSHNER, 74	1978

Chairman of the Board of Directors and Chief Executive Officer since September 1986. Mr. Kirshner has been with the Company since 1960 and has been its Chairman of the Board and Chief Executive Officer since it became a public company in 1986. Mr. Kirshner, Anthony Markel and Steven Markel have functioned collectively as the senior management team over that period as the Company has grown from approximately $60 million in total assets to over $10 billion. Mr. Kirshner brings to the Board extensive executive management experience and in-depth knowledge of the Company and its operations.

ANTHONY F. MARKEL, 68	1978

Vice Chairman since May 2008; President and Chief Operating Officer March 1992-April 2008. Director, Hilb, Rogal & Hobbs Company, 1998-2008. Mr. Markel has been employed by the Company since 1964 and has been a member of its senior management team since it went public, with a focus on operations. He has held numerous leadership positions in the insurance industry (most recently as a member of the Board of Governors of the Property Casualty Insurance Association of America from 2002 to 2009) and served as a director of Hilb, Rogal & Hobbs Company, another public company involved in the insurance business, before its acquisition by Willis Group Holdings PLC. Mr. Markel provides an exceptional breadth of industry-relevant experience to the Board and its deliberations.

STEVEN A. MARKEL, 61	1978

Vice Chairman since March 1992. Director, Union First Market Bankshares Corporation; Director, S&K Famous Brands, Inc., 1996-2009. Mr. Markel has been employed by the Company since 1975 and has been a member of its senior management team since it went public, with a focus on finance and investments. He has also served as a director of other public companies (Union First Market Bankshares Corporation and S&K Famous Brands, Inc.). Mr. Markel’s knowledge of the Company’s financial operations and of the investment environment in which the Company operates contributes to the Board’s oversight and understanding of the Company’s financial position.

J. ALFRED BROADDUS, JR., 70	2004

Private Investor; President, Federal Reserve Bank of Richmond, 1993-2004. Director, Albemarle Corporation, Owens & Minor, Inc. and T. Rowe Price Group Inc. Mr. Broaddus has a Ph.D. in economics and was with the Federal Reserve Bank for over 34 years, including over a decade of service as President of the Federal Reserve Bank of Richmond. Since his retirement, he has served as a director of three other public companies. His insights on the economy are useful to the Board in its oversight of the Company’s investment portfolio, and his work at other companies provides additional experience and perspective on corporate governance matters.

DOUGLAS C. EBY, 50	2001

Private Investor; Chairman and Chief Executive Officer, TimePartners LLC, an investment advisory firm, November 2006 - March 2009; President, Torray LLC, an independent money management firm, 1992-October 2007. Director, Realty Finance Corporation (Chairman of the Board) and Level 3 Communications, Inc. Mr. Eby has over 20 years of experience in the securities business, with a focus on investment management and investment advisory services. His experience provides useful perspectives for the Board in its oversight of investment strategy and industry knowledge to assist the Board in comparing the Company’s investment approach and management practices to those of other companies in the financial services industry.

STEWART M. KASEN, 70	1987

Retired; President and Chief Executive Officer, S&K Famous Brands, Inc., a clothing retailer headquartered in Richmond, Virginia, April 2002-May 2007. In February 2009, almost two years after Mr. Kasen’s retirement, S&K Famous Brands, Inc. filed a petition for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. Director, Lenox Group, Inc., 2000-2009 (Chairman of the Board, 2007-2009); Director, K2, Inc., 1997-2006. Mr. Kasen has over 40 years of experience in retailing, having served as chief executive officer of four retail companies before his retirement in 2007. He has been a member of the Board since the Company initially went public and has participated in the oversight of the growth of the Company’s operations during that period. He has both long experience with the Company and an extensive management and retailing background to assist in overseeing the Company’s operations and strategy.

LEMUEL E. LEWIS, 63	2007

Retired; Executive Vice President and Chief Financial Officer, Landmark Communications, Inc., a privately held media company, January 2000-July 2006. Director, Federal Reserve Bank of Richmond and Dollar Tree Stores, Inc. Mr. Lewis’ business career was primarily spent in the media business, where he had both operational and financial responsibilities and he brings insights from both areas of experience to Board deliberations. He has also served as chairman of the board and a member of the audit committee of the Federal Reserve Bank of Richmond and as a director of another public company.

DARRELL D. MARTIN, 61	2009

Retired; Executive Vice President May 2005-September 2009; Chief Financial Officer 1988-2005; Director, 1991-2004. Mr. Martin is a former partner at KPMG, in addition to his long service as the Company’s Chief Financial Officer and as a Director. He acted in an advisory and consulting role for the Company after he stepped down as Chief Financial Officer, and now serves solely as a Board member. He brings financial and accounting expertise to the Board, in addition to his in-depth knowledge of the Company’s operations.

JAY M. WEINBERG, 77	2003

Chairman Emeritus, Hirschler Fleischer, a professional corporation, attorneys-at-law; member of firm 1959-2009. Director, First Capital Bancorp, Inc. since 1998. Before his retirement in December 2009, Mr. Weinberg practiced law for over 50 years and, as president of his law firm for fifteen years, actively supervised the business and financial management of the firm. He has served on the audit committees of other public and private companies. His background as a lawyer, manager and business advisor provides extensive experience from which to draw as a member of the Board.

DEBORA J. WILSON, 52

Retired; President and Chief Executive Officer, The Weather Channel, June 2004-March 2009. Director, InterNAP Network Services Corporation. Ms. Wilson has 30 years of business experience, most recently as chief executive officer of The Weather Channel, which she helped build into the second most widely distributed cable network in the United States. In addition to her management background, she has extensive marketing experience which provides a useful perspective as the Board evaluates the Company’s growth plans and strategies.

Family Relationships

Anthony F. Markel and Steven A. Markel are first cousins.

Section 16(a) Beneficial Ownership Reporting Compliance

Due to inadvertent oversight, (i) the purchase on August 14, 2009 of 300 shares of Common Stock by F. Michael Crowley, an executive officer, was reported late on Form 4 on January 6, 2010 and (ii) the sales on September 25, 2009 and December 22, 2009 of 150 shares and 125 shares, respectively, of Common Stock by Anthony F. Markel, as trustee for the benefit of his brother, were reported late on Form 4 on March 3, 2010.

*            *             *            *            *

CORPORATE GOVERNANCE

Committees of the Board of Directors; Director Independence

The Board of Directors has adopted Corporate Governance Guidelines and written charters for the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Current copies of the Guidelines and the written charters for each of these committees are available to security holders on the Company’s website, www.markelcorp.com.

The Board of Directors held four meetings in 2009. Each director attended at least 75% of the meetings of the Board and all committees on which he or she served during 2009.

The following table reflects the current membership and the chair of the Audit, Compensation and Nominating/Corporate Governance Committees.

	Audit	Compensation	Nominating/Corporate Governance
J. Alfred Broaddus, Jr.	Member	Member	Member
Douglas C. Eby		Chair	Member
Stewart M. Kasen	Chair		Member
Lemuel E. Lewis	Member		Member
Jay M. Weinberg	Member	Member	Chair

The Board has determined that Messrs. Broaddus, Eby, Kasen, Lewis, and Weinberg and Ms. Wilson are each “independent” of management under applicable New York Stock Exchange (“NYSE”) rules and categorical standards for determining independence adopted by the Nominating/Corporate Governance Committee. The Board has also determined that each member of the Audit, Compensation and Nominating/Corporate Governance Committees meets applicable NYSE independence standards for service on those committees.

Under the categorical standards adopted by the Nominating/Corporate Governance Committee, a director is considered independent without further Board determination if the director meets NYSE standards, unless:

•

The director or a member of his or her immediate family is or has been an employee of the Company within the past three years. Employment as an interim Chairman or Chief Executive Officer does not disqualify a director from being independent following that employment.

•

The director or a member of his or her immediate family has received, in any 12 month period within the past three years, more than $120,000 in direct compensation from the Company other than director and committee fees and pension or other forms of deferred compensation.

•

The director is a current partner or employee of a firm that is the company’s internal or external auditor; the director has an immediate family member who is a current partner of such a firm; the director has an immediate family member who is a current employee of such a firm and personally works on the listed company’s audit; or the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on the listed company’s audit within that time.

•

The director or a member of his or her immediate family is, or within the past three years has been, employed as an executive officer of another company where any of the Company’s present executive officers serve or served at the same time on that company’s compensation committee.

•

The director is an employee, or a member of his or her immediate family is an executive officer, of a company that made payments to or received payments from the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1,000,000 or 2% of such other company’s consolidated gross revenues.

•

The director is a director or trustee, or the director or a member of his or her immediate family is an executive officer, of a tax exempt organization which in any single fiscal year receives contributions from the Company in an amount greater than $1,000,000.

•	The director or a member of his or her immediate family receives discounted goods or services from the Company if the value of such discount exceeds $10,000 in any single fiscal year.

For these purposes, “immediate family” means a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares the person’s home.

*            *             *            *            *

Audit Committee

The purpose of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities with respect to (i) the integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements; (iii) the independent auditors’ qualifications and independence; and (iv) the performance of the independent auditors and the performance of the Company’s internal audit function. In addition, the Committee provides an avenue for communication between the internal auditors, the independent auditors, financial management and the Board.

The Board of Directors has determined that all members of the Audit Committee are “audit committee financial experts” as defined by Item 407(d) of Regulation S-K under the Exchange Act. In making this determination, the Board considered, among other things, the experience described under “Election of Directors” above and other relevant experience as summarized below:

Mr. Broaddus-As President of the Federal Reserve Bank of Richmond for eleven years, he had ultimate oversight responsibility for financial and accounting officers preparing financial reports for the bank. A Ph.D. in economics, he spent over 34 years working for the Federal Reserve Bank. He serves on the audit committees of two other publicly traded companies and has supplemented his experience with formal training in accounting issues for corporate directors.

Mr. Kasen-As Chief Executive Officer of several publicly traded companies, he has supervised the chief financial officer and/or other accounting personnel in connection with their preparation of financial statements for the companies. He also has served on the audit committee of other publicly traded companies and has had extensive experience as a private investor in reviewing and analyzing financial statements and periodic reports of numerous public and private businesses.

Mr. Lewis-He has over 30 years of business experience and served for over six years as Chief Financial Officer of Landmark Communications, Inc., a privately held media company, with responsibility for the preparation of the company’s financial statements. In addition, he serves or has served as chairman of the board of directors and of the audit committee of the Federal Reserve Bank of Richmond and as a member of the audit committee of another publicly traded company.

Mr. Weinberg-As President of his law firm (for 15 years), he actively supervised the business and financial management of the firm. He has served on the audit committee of several companies and has over 50 years of experience as a lawyer serving numerous public and private companies. In his law practice and as a private investor, he has had extensive experience in reviewing and analyzing financial statements and periodic reports of numerous public and private businesses.

The Audit Committee held six meetings during 2009.

*            *             *            *            *

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee is appointed by the Board to identify individuals qualified to become Board members; assist the Board in reviewing the independence, skills and characteristics of Board members as well as the size and composition of the Board; recommend to the Board the director nominees for the next annual meeting of shareholders; recommend to the Board nominees for each committee of the Board; and oversee the governance of the Company, including recommending to the Board the Corporate Governance Guidelines for the Company.

While the Committee has not adopted minimum criteria, it considers several qualifications when considering candidates for the Board. The Committee seeks a mix of skills and experience on the part of Board members that will maximize the Board’s effectiveness. Among attributes the Committee takes into account are integrity; leadership and policy making experience; business and financial expertise; government or community service; diversity of experience and of background; and the ability to act in the best interests of all shareholders. None of the attributes is given any particular weight in selecting a candidate. The Committee does not have a policy with respect to director diversity, but considers diversity, in its broadest sense, in selecting candidates who have a mix of experiences and backgrounds that will enhance the quality of the Board’s interactions and decisions. The Committee also seeks to have candidates with a diversity of backgrounds and experience that complement the backgrounds and experience of others on the Board. In filling open Board positions in 2009, the Committee gave consideration to each of these attributes, including diversity of background and experience, prepared a list of potential candidates, prioritized contacts with the candidates, conducted interviews and selected two new directors whose election was recommended to the Board. The Committee conducts an annual self-evaluation and has determined in connection with past self-evaluations that both its processes and the performance of its functions were appropriate.

The Committee will consider candidates recommended by shareholders for consideration as directors on the same basis it evaluates other candidates. Any shareholder wishing to recommend a nominee for consideration should write to the Chairman of the Nominating/Corporate Governance Committee in care of the Company Secretary at 4521 Highwoods Parkway, Glen Allen, Virginia, 23060.

The Nominating/Corporate Governance Committee held four meetings during 2009.

Code of Conduct

The Board of Directors has adopted a Code of Conduct which is applicable to all directors and associates, including executive officers. The Company has posted the Code of Conduct on its website, www.markelcorp.com. The Company intends to disclose any amendments to the Code of Conduct, as well as any waivers for directors or executive officers, by posting such information on its website.

Part IV, Item 15

Exhibits

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
Steven A. Markel
Vice Chairman

June 17, 2010