Form 10-Q
period 2010-06-30
MARKEL CORP
filed 2010-08-06
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at July 30, 2010: 9,770,154

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,175,271 in 2010 and $4,961,745 in 2009)	$5,427,805	$5,112,136
Equity securities (cost of $939,589 in 2010 and $843,841 in 2009)	1,404,314	1,349,829
Short-term investments (estimated fair value approximates cost)	360,869	492,581
Investments in affiliates	0	43,633

Total Investments	7,192,988	6,998,179

Cash and cash equivalents	686,675	850,494
Receivables	332,587	279,879
Reinsurance recoverable on unpaid losses	874,465	886,442
Reinsurance recoverable on paid losses	61,223	65,703
Deferred policy acquisition costs	172,479	156,797
Prepaid reinsurance premiums	72,057	68,307
Goodwill and intangible assets	501,479	502,833
Other assets	430,508	433,262

Total Assets	$10,324,461	$10,241,896

LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,327,268	$5,427,096
Unearned premiums	785,009	717,728
Payables to insurance companies	66,837	46,853
Senior long-term debt and other debt (estimated fair value of $1,075,000 in 2010 and $1,011,000 in 2009)	1,003,576	963,648
Other liabilities	275,328	294,857

Total Liabilities	7,458,018	7,450,182

Commitments and contingencies
Shareholders’ equity:
Common stock	871,887	872,876
Retained earnings	1,553,547	1,514,398
Accumulated other comprehensive income	424,559	387,086

Total Shareholders’ Equity	2,849,993	2,774,360
Noncontrolling interests	16,450	17,354

Total Equity	2,866,443	2,791,714

Total Liabilities and Equity	$10,324,461	$10,241,896

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$416,688	$455,214	$828,823	$912,460
Net investment income	64,384	64,070	132,786	132,813
Net realized investment gains (losses):
Other-than-temporary impairment losses	(3,916)	(11,763)	(5,701)	(67,237)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	3	3,757	(563)	3,757

Other-than-temporary impairment losses recognized in net income	(3,913)	(8,006)	(6,264)	(63,480)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	1,484	(7,430)	19,578	(7,139)

Net realized investment gains (losses)	(2,429)	(15,436)	13,314	(70,619)
Other revenues	36,771	18,584	77,210	42,955

Total Operating Revenues	515,414	522,432	1,052,133	1,017,609

OPERATING EXPENSES
Losses and loss adjustment expenses	251,235	286,139	511,405	539,550
Underwriting, acquisition and insurance expenses	179,106	166,394	335,774	348,231
Amortization of intangible assets	3,856	1,434	7,814	2,906
Other expenses	32,969	16,211	68,366	38,760

Total Operating Expenses	467,166	470,178	923,359	929,447

Operating Income	48,248	52,254	128,774	88,162

Interest expense	18,334	11,842	36,293	23,659

Income Before Income Taxes	29,914	40,412	92,481	64,503
Income tax expense	8,997	7,382	28,358	15,037

Net Income	$20,917	$33,030	$64,123	$49,466

Less net income attributable to noncontrolling interests	86	232	723	310

Net Income to Shareholders	$20,831	$32,798	$63,400	$49,156

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$(49,927)	$121,385	$47,514	$66,351
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	170	(3,082)	901	(3,082)
Reclassification adjustments for net gains (losses) included in net income	(3,099)	13,447	(13,639)	48,950

Change in net unrealized gains on investments, net of taxes	(52,856)	131,750	34,776	112,219
Change in currency translation adjustments, net of taxes	(2,259)	6,938	1,960	7,819
Change in net actuarial pension loss, net of taxes	336	383	686	679

Total Other Comprehensive Income (Loss)	(54,779)	139,071	37,422	120,717

Comprehensive Income (Loss)	$(33,862)	$172,101	$101,545	$170,183
Less comprehensive income attributable to noncontrolling interests	41	232	909	310

Comprehensive Income (Loss) to Shareholders	$(33,903)	$171,869	$100,636	$169,873

NET INCOME PER SHARE
Basic	$2.13	$3.34	$6.47	$5.01
Diluted	$2.12	$3.34	$6.46	$5.00

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
COMMON STOCK
Balance at beginning of period	$872,876	$869,744
Issuance of common stock	6,664	0
Purchase of noncontrolling interest	(8,345)	0
Restricted stock units expensed	692	1,375
Other	0	503

Balance at end of period	$871,887	$871,622

RETAINED EARNINGS
Balance at beginning of period	$1,514,398	$1,297,901
Net income to shareholders	63,400	49,156
Cumulative effect of adoption of FASB ASC 320-10, net of taxes	0	15,300
Repurchases of common stock	(24,251)	0

Balance at end of period	$1,553,547	$1,362,357

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains on investments, net of taxes:
Balance at beginning of period	$433,241	$58,652
Change in net unrealized holding gains on investments, net of taxes	32,286	115,301

Balance at end of period	465,527	173,953
Unrealized other-than-temporary impairment losses on fixed maturities, net of taxes:
Balance at beginning of period	(15,452)	0
Cumulative effect of adoption of FASB ASC 320-10, net of taxes	0	(15,300)
Change in unrealized other-than-temporary impairment losses on fixed maturities, net of taxes	2,490	(3,082)

Balance at end of period	(12,962)	(18,382)
Cumulative translation adjustments, net of taxes:
Balance at beginning of period	3,772	(15,416)
Change in currency translation adjustments, net of taxes	2,011	7,819

Balance at end of period	5,783	(7,597)
Net actuarial pension loss, net of taxes:
Balance at beginning of period	(34,475)	(30,207)
Change in net actuarial pension loss, net of taxes	686	679

Balance at end of period	(33,789)	(29,528)

Balance at end of period	$424,559	$118,446

SHAREHOLDERS’ EQUITY AT END OF PERIOD	$2,849,993	$2,352,425

NONCONTROLLING INTERESTS
Balance at beginning of period	$17,354	$261
Net income	723	310
Purchase of noncontrolling interest	(1,557)	0
Other	(70)	59

Balance at end of period	$16,450	$630

TOTAL EQUITY AT END OF PERIOD	$2,866,443	$2,353,055

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$64,123	$49,466
Adjustments to reconcile net income to net cash provided by operating activities	(557)	65,818

Net Cash Provided By Operating Activities	63,566	115,284

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	186,435	42,823
Proceeds from maturities, calls and prepayments of fixed maturities	206,214	166,117
Cost of fixed maturities and equity securities purchased	(679,387)	(107,718)
Net change in short-term investments	125,397	(246,899)
Acquisitions, net of cash acquired	(35,317)	(2,481)
Other	(12,643)	19,936

Net Cash Used By Investing Activities	(209,301)	(128,222)

FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	30,697	156,373
Repayments of senior long-term debt and other debt	(1,549)	(102,242)
Repurchases of common stock	(24,251)	0
Purchase of noncontrolling interest	(3,001)	0
Other	(11,294)	59

Net Cash Provided (Used) By Financing Activities	(9,398)	54,190

Effect of foreign currency rate changes on cash and cash equivalents	(8,686)	9,049

Increase (decrease) in cash and cash equivalents	(163,819)	50,301
Cash and cash equivalents at beginning of period	850,494	640,379

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$686,675	$690,680

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Markel Corporation markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of June 30, 2010, the related consolidated statements of income and comprehensive income (loss) for the quarters and six months ended June 30, 2010 and 2009, and the consolidated statements of changes in equity and cash flows for the six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2009 was derived from Markel Corporation’s audited annual consolidated financial statements.

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

Prior to the fourth quarter of 2009, the Company accounted for its two non-insurance subsidiaries as investments in affiliates under the equity method of accounting. The Company had determined that the differences between the equity method of accounting and consolidation accounting for these two entities were immaterial to the consolidated financial statements. During the fourth quarter of 2009, the Company acquired two additional businesses that operate outside of the specialty insurance marketplace and, as a result, the Company consolidated the two entities that had previously been accounted for as investments in affiliates. This change had no impact on the Company’s net income to shareholders for the quarter and six months ended June 30, 2009. The Company consolidates the results of its non-insurance subsidiaries on a one-month lag.

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

2. Net Income per Share

a) Net income per share was determined by dividing net income to shareholders by the applicable weighted average shares outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income to shareholders	$20,831	$32,798	$63,400	$49,156

Basic common shares outstanding	9,794	9,815	9,803	9,814
Dilutive potential common shares	13	10	11	10

Diluted shares outstanding	9,807	9,825	9,814	9,824

Basic net income per share	$2.13	$3.34	$6.47	$5.01

Diluted net income per share	$2.12	$3.34	$6.46	$5.00

b) The Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan) provides for grants or awards of cash, restricted stock, restricted stock units, performance grants and other stock-based awards to employees and directors. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee) and will terminate on March 5, 2013. In May 2010, the Compensation Committee awarded 26,410 restricted stock units to certain associates and executive officers. The restricted stock units had a grant-date fair value of $9.5 million. Each restricted stock unit will ultimately allow the recipient to receive one share of the Company’s common stock. The restricted stock units are designed to assist the Company in retaining the services of key employees. Twenty percent of the restricted stock units vest after one year, and the balance after five years, with pro rata vesting in case of death, disability or retirement. Shares will be issued in respect of the initial twenty percent of the restricted stock units promptly after vesting. The remaining shares will be issued only following termination of employment, except that issuance of a portion of the shares may occur earlier if designated share price targets are attained. Violation of non-competition agreements contained in the award agreement may result in cancellation of the award, even after vesting.

3. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended June 30,
(dollars in thousands)	2010		2009
	Written	Earned	Written	Earned
Direct	$448,302	$415,553	$446,515	$452,277
Assumed	68,052	57,599	59,160	55,161
Ceded	(62,125)	(56,464)	(49,482)	(52,224)

Net premiums	$454,229	$416,688	$456,193	$455,214

	Six Months Ended June 30,
(dollars in thousands)	2010		2009
	Written	Earned	Written	Earned
Direct	$857,693	$820,023	$853,733	$915,169
Assumed	148,845	109,397	138,778	106,035
Ceded	(105,807)	(100,597)	(98,263)	(108,744)

Net premiums	$900,731	$828,823	$894,248	$912,460

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $55.9 million and $0.7 million, respectively, for the quarters ended June 30, 2010 and 2009 and $63.8 million and $16.8 million, respectively, for the six months ended June 30, 2010 and 2009. Both periods of 2010 included $43.2 million of estimated reinsurance recoverables related to the Deepwater Horizon drilling rig explosion.

4. Investments

a) The following tables summarize the Company’s available-for-sale investments.

	June 30, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$338,365	$25,695	$0	$0	$364,060
Obligations of states, municipalities and political subdivisions	2,176,010	84,534	(4,189)	0	2,256,355
Foreign governments	464,870	28,128	(386)	0	492,612
Residential mortgage-backed securities	418,743	34,873	(653)	(11,778)	441,185
Asset-backed securities	22,544	908	0	0	23,452
Public utilities	115,394	8,209	0	0	123,603
Convertible bonds	16,687	0	0	0	16,687
All other corporate bonds	1,622,658	96,853	(2,185)	(7,475)	1,709,851

Total fixed maturities	5,175,271	279,200	(7,413)	(19,253)	5,427,805
Equity securities:
Insurance companies, banks and trusts	381,072	261,790	(5,842)	0	637,020
Industrial, consumer and all other	558,517	212,175	(3,398)	0	767,294

Total equity securities	939,589	473,965	(9,240)	0	1,404,314
Short-term investments	360,848	21	0	0	360,869

Investments, available-for-sale	$6,475,708	$753,186	$(16,653)	$(19,253)	$7,192,988

	December 31, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$358,360	$18,053	$(91)	$0	$376,322
Obligations of states, municipalities and political subdivisions	2,068,714	65,824	(8,798)	0	2,125,740
Foreign governments	410,435	14,912	(2,335)	0	423,012
Residential mortgage-backed securities	419,707	24,223	(1,534)	(12,342)	430,054
Asset-backed securities	27,052	244	(1,001)	0	26,295
Public utilities	136,302	7,317	0	0	143,619
Convertible bonds	30,750	0	0	0	30,750
All other corporate bonds	1,510,425	70,285	(13,942)	(10,424)	1,556,344

Total fixed maturities	4,961,745	200,858	(27,701)	(22,766)	5,112,136
Equity securities:
Insurance companies, banks and trusts	338,369	243,669	(3,521)	0	578,517
Industrial, consumer and all other	505,472	266,165	(325)	0	771,312

Total equity securities	843,841	509,834	(3,846)	0	1,349,829
Short-term investments	492,563	20	(2)	0	492,581

Investments, available-for-sale	$6,298,149	$710,712	$(31,549)	$(22,766)	$6,954,546

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2010
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$0	$0	$0	$0	$0
Obligations of states, municipalities and political subdivisions	136,370	(1,300)	88,083	(2,889)	224,453	(4,189)
Foreign governments	5,978	(358)	4,224	(28)	10,202	(386)
Residential mortgage-backed securities	7,099	(9,935)	15,262	(2,496)	22,361	(12,431)
Asset-backed securities	0	0	0	0	0	0
All other corporate bonds	69,601	(8,302)	26,835	(1,358)	96,436	(9,660)

Total fixed maturities	219,048	(19,895)	134,404	(6,771)	353,452	(26,666)
Equity securities:
Insurance companies, banks and trusts	74,368	(3,198)	21,602	(2,644)	95,970	(5,842)
Industrial, consumer and all other	72,852	(3,398)	0	0	72,852	(3,398)

Total equity securities	147,220	(6,596)	21,602	(2,644)	168,822	(9,240)
Short-term investments	0	0	0	0	0	0

Total	$366,268	$(26,491)	$156,006	$(9,415)	$522,274	$(35,906)

At June 30, 2010, the Company held 99 securities with a total estimated fair value of $522.3 million and gross unrealized losses of $35.9 million. Of these 99 securities, 46 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $156.0 million and gross unrealized losses of $9.4 million. Of these securities, 45 securities were fixed maturities where the Company expects to receive all interest and principal payments when contractually due and one was an equity security. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The equity security had a fair value of 89% of its cost basis at June 30, 2010.

	December 31, 2009
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$23,798	$(91)	$0	$0	$23,798	$(91)
Obligations of states, municipalities and political subdivisions	214,792	(2,388)	148,570	(6,410)	363,362	(8,798)
Foreign governments	92,166	(2,335)	0	0	92,166	(2,335)
Residential mortgage-backed securities	33,223	(12,748)	11,162	(1,128)	44,385	(13,876)
Asset-backed securities	0	0	10,607	(1,001)	10,607	(1,001)
All other corporate bonds	217,072	(18,890)	143,057	(5,476)	360,129	(24,366)

Total fixed maturities	581,051	(36,452)	313,396	(14,015)	894,447	(50,467)
Equity securities:
Insurance companies, banks and trusts	45,917	(3,521)	0	0	45,917	(3,521)
Industrial, consumer and all other	10,943	(325)	0	0	10,943	(325)

Total equity securities	56,860	(3,846)	0	0	56,860	(3,846)
Short-term investments	4,298	(2)	0	0	4,298	(2)

Total	$642,209	$(40,300)	$313,396	$(14,015)	$955,605	$(54,315)

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

c) The amortized cost and estimated fair value of fixed maturities at June 30, 2010 are shown below by contractual maturity and investment type.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:
Due in one year or less	$49,226	$50,035
Due after one year through five years	168,755	183,807
Due after five years through ten years	116,366	125,973
Due after ten years	4,018	4,245

Total	338,365	364,060

Obligations of states, municipalities and political subdivisions:
Due in one year or less	0	0
Due after one year through five years	59,847	61,910
Due after five years through ten years	658,717	689,762
Due after ten years	1,457,446	1,504,683

Total	2,176,010	2,256,355

Foreign governments:
Due in one year or less	7,634	7,716
Due after one year through five years	172,131	180,668
Due after five years through ten years	285,105	304,228
Due after ten years	0	0

Total	464,870	492,612

Residential mortgage-backed securities:
Due in one year or less	1,484	1,507
Due after one year through five years	10,312	10,758
Due after five years through ten years	38,282	39,487
Due after ten years	368,665	389,433

Total	418,743	441,185

Asset-backed securities:
Due in one year or less	0	0
Due after one year through five years	10,819	11,189
Due after five years through ten years	1,000	1,148
Due after ten years	10,725	11,115

Total	22,544	23,452

Public utilities:
Due in one year or less	25,623	26,154
Due after one year through five years	72,072	77,994
Due after five years through ten years	17,699	19,455
Due after ten years	0	0

Total	115,394	123,603

Convertible bonds and all other corporate bonds:
Due in one year or less	142,287	147,991
Due after one year through five years	654,696	695,819
Due after five years through ten years	565,568	602,274
Due after ten years	276,794	280,454

Total	1,639,345	1,726,538

Total fixed maturities:
Due in one year or less	226,254	233,403
Due after one year through five years	1,148,632	1,222,145
Due after five years through ten years	1,682,737	1,782,327
Due after ten years	2,117,648	2,189,930

Total fixed maturities	$5,175,271	$5,427,805

d) The following tables summarize the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss).

	Quarter Ended June 30,
(dollars in thousands)	2010	2009
Cumulative credit loss, beginning balance	$10,231	$0
Adoption of FASB ASC 320-10	0	237

Additions:
Other-than-temporary impairment losses not previously recognized	0	4,413
Increases related to other-than-temporary impairment losses previously recognized	76	1,564

Total additions	76	5,977

Reductions:
Sales of fixed maturities on which credit losses were recognized	0	0

Cumulative credit loss, ending balance	$10,307	$6,214

	Six Months Ended June 30,
(dollars in thousands)	2010	2009
Cumulative credit loss, beginning balance	$9,141	$0
Adoption of FASB ASC 320-10	0	237

Additions:
Other-than-temporary impairment losses not previously recognized	0	4,413
Increases related to other-than-temporary impairment losses previously recognized	1,185	1,564

Total additions	1,185	5,977
Reductions:
Sales of fixed maturities on which credit losses were recognized	(19)	0

Cumulative credit loss, ending balance	$10,307	$6,214

e) The following tables present net realized investment gains (losses) and the change in net unrealized gains on investments.

	Quarter Ended June 30,
(dollars in thousands)	2010	2009
Realized gains:
Sales of fixed maturities	$6,529	$873
Sales of equity securities	1,965	618
Other	0	5,250

Total realized gains	8,494	6,741

Realized losses:
Sales of fixed maturities	(92)	(14,171)
Sales of equity securities	0	0
Other-than-temporary impairments	(3,913)	(8,006)
Other	(6,918)	0

Total realized losses	(10,923)	(22,177)

Net realized investment losses	$(2,429)	$(15,436)

Change in net unrealized gains on investments:
Fixed maturities	$65,232	$75,302
Equity securities	(149,665)	102,987
Short-term investments	19	(45)

Net increase (decrease)	$(84,414)	$178,244

	Six Months Ended June 30,
(dollars in thousands)	2010	2009
Realized gains:
Sales of fixed maturities	$13,461	$2,701
Sales of equity securities	12,263	631
Other	1,966	4,687

Total realized gains	27,690	8,019

Realized losses:
Sales of fixed maturities	(650)	(15,145)
Sales of equity securities	0	(13)
Other-than-temporary impairments	(6,264)	(63,480)
Other	(7,462)	0

Total realized losses	(14,376)	(78,638)

Net realized investment gains (losses)	$13,314	$(70,619)

Change in net unrealized gains on investments:
Fixed maturities	$102,143	$124,489
Equity securities	(41,263)	23,288
Short-term investments	3	(41)

Net increase	$60,883	$147,736

f) The following tables present other-than-temporary impairment losses recognized in net income and included in net realized investment gains (losses) by investment type.

	Quarter Ended June 30,
(dollars in thousands)	2010	2009
Fixed maturities:
Corporate bonds	$0	$(3,844)
Residential mortgage-backed securities	(76)	(646)
Other	0	(1,487)

Total fixed maturities	(76)	(5,977)
Equity securities:
Insurance companies, banks and trusts	(2,872)	(2,004)
Industrial, consumer and all other	(965)	(25)

Total equity securities	(3,837)	(2,029)

Other	0	0

Total	$(3,913)	$(8,006)

	Six Months Ended June 30,
(dollars in thousands)	2010	2009
Fixed maturities:
Corporate bonds	$0	$(5,712)
Residential mortgage-backed securities	(1,185)	(2,035)
Other	0	(1,487)

Total fixed maturities	(1,185)	(9,234)
Equity securities:
Insurance companies, banks and trusts	(2,872)	(15,698)
Industrial, consumer and all other	(965)	(38,548)

Total equity securities	(3,837)	(54,246)

Other	(1,242)	0

Total	$(6,264)	$(63,480)

Net realized investment losses for the quarters ended June 30, 2010 and 2009 included $3.9 million and $8.0 million, respectively, of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment gains for the six months ended June 30, 2010 and net realized investment losses for the six months ended June 30, 2009 included $6.3 million and $63.5 million, respectively, of write downs for other-than-temporary declines in the estimated fair value of investments.

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

5. Revolving Credit Facility

On June 9, 2010, the Company entered into a revolving credit facility, which provides $270 million of capacity for working capital and other general corporate purposes. The Company may increase the capacity of the revolving credit facility to $350 million subject to certain terms and conditions. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.50% at June 30, 2010) on the unused portion of the facility based on the Company’s debt to equity leverage ratio as calculated under the agreement. At June 30, 2010, the Company had no borrowings outstanding related to the facility. This facility replaced the Company’s previous $375 million revolving credit facility and expires in June 2013.

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

Quarter Ended June 30, 2010

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$242,644	$86,513	$187,154	$43	$0	$516,354
Net written premiums	217,207	80,565	156,416	41	0	454,229

Earned premiums	210,270	75,563	130,814	41	0	416,688
Losses and loss adjustment expenses:
Current year	(137,223)	(46,155)	(104,474)	0	0	(287,852)
Prior years	26,510	4,576	10,128	(4,597)	0	36,617
Underwriting, acquisition and insurance expenses	(91,576)	(32,068)	(55,548)	86	0	(179,106)

Underwriting profit (loss)	7,981	1,916	(19,080)	(4,470)	0	(13,653)

Net investment income	0	0	0	0	64,384	64,384
Net realized investment losses	0	0	0	0	(2,429)	(2,429)
Other revenues (insurance)	0	0	1,724	0	0	1,724
Other expenses (insurance)	0	0	(1,878)	0	0	(1,878)

Segment profit (loss)	$7,981	$1,916	$(19,234)	$(4,470)	$61,955	$48,148

Other revenues (non-insurance)						35,047
Other expenses (non-insurance)						(31,091)
Amortization of intangible assets						(3,856)
Interest expense						(18,334)

Income before income taxes						$29,914

U.S. GAAP combined ratio(1)	96%	97%	115%	NM (2)		103%

Quarter Ended June 30, 2009

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$255,342	$77,095	$173,234	$4	$0	$505,675
Net written premiums	230,591	72,413	153,478	(289)	0	456,193

Earned premiums	241,563	76,793	137,147	(289)	0	455,214
Losses and loss adjustment expenses:
Current year	(176,798)	(49,010)	(98,057)	0	0	(323,865)
Prior years	5,415	4,168	22,816	5,327	0	37,726
Underwriting, acquisition and insurance expenses	(93,277)	(23,172)	(49,593)	(352)	0	(166,394)

Underwriting profit (loss)	(23,097)	8,779	12,313	4,686	0	2,681

Net investment income	0	0	0	0	64,070	64,070
Net realized investment losses	0	0	0	0	(15,436)	(15,436)

Segment profit (loss)	$(23,097)	$8,779	$12,313	$4,686	$48,634	$51,315

Other revenues (non-insurance)						18,584
Other expenses (non-insurance)						(16,211)
Amortization of intangible assets						(1,434)
Interest expense						(11,842)

Income before income taxes						$40,412

U.S. GAAP combined ratio(1)	110%	89%	91%	NM (2)		99%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

Six Months Ended June 30, 2010

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$454,327	$156,846	$395,322	$43	$0	$1,006,538
Net written premiums	410,536	143,678	346,474	43	0	900,731

Earned premiums	414,165	147,604	267,011	43	0	828,823
Losses and loss adjustment expenses:
Current year	(277,495)	(91,800)	(217,188)	0	0	(586,483)
Prior years	50,712	914	25,883	(2,431)	0	75,078
Underwriting, acquisition and insurance expenses	(170,540)	(58,157)	(107,089)	12	0	(335,774)

Underwriting profit (loss)	16,842	(1,439)	(31,383)	(2,376)	0	(18,356)

Net investment income	0	0	0	0	132,786	132,786
Net realized investment gains	0	0	0	0	13,314	13,314
Other revenues (insurance)	0	0	4,915	0	0	4,915
Other expenses (insurance)	0	0	(4,864)	0	0	(4,864)

Segment profit (loss)	$16,842	$(1,439)	$(31,332)	$(2,376)	$146,100	$127,795

Other revenues (non-insurance)						72,295
Other expenses (non-insurance)						(63,502)
Amortization of intangible assets						(7,814)
Interest expense						(36,293)

Income before income taxes						$92,481

U.S. GAAP combined ratio(1)	96%	101%	112%	NM (2)		102%

Six Months Ended June 30, 2009

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$493,695	$140,551	$358,199	$66	$0	$992,511
Net written premiums	447,000	129,872	317,556	(180)	0	894,248

Earned premiums	490,803	153,489	268,348	(180)	0	912,460
Losses and loss adjustment expenses:
Current year	(341,724)	(99,483)	(192,777)	0	0	(633,984)
Prior years	51,021	428	37,897	5,088	0	94,434
Underwriting, acquisition and insurance expenses	(196,960)	(53,375)	(97,149)	(747)	0	(348,231)

Underwriting profit	3,140	1,059	16,319	4,161	0	24,679

Net investment income	0	0	0	0	132,813	132,813
Net realized investment losses	0	0	0	0	(70,619)	(70,619)

Segment profit	$3,140	$1,059	$16,319	$4,161	$62,194	$86,873

Other revenues (non-insurance)						42,955
Other expenses (non-insurance)						(38,760)
Amortization of intangible assets						(2,906)
Interest expense						(23,659)

Income before income taxes						$64,503

U.S. GAAP combined ratio(1)	99%	99%	94%	NM (2)		97%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	June 30, 2010	December 31, 2009
Segment Assets:
Investing	$7,875,004	$7,844,052
Underwriting	2,211,465	2,214,991

Total Segment Assets	$10,086,469	$10,059,043

Non-insurance operations	237,992	182,853

Total Assets	$10,324,461	$10,241,896

7. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both June 30, 2010 and December 31, 2009, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. The fair value of the credit default swap was $28.4 million at June 30, 2010 and $27.0 million at December 31, 2009. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheet. For the quarter and six months ended June 30, 2010, net investment income included an adverse change in the fair value of the credit default swap of $1.8 million and $1.4 million, respectively. For the quarter and six months ended June 30, 2009, net investment income included a favorable change in the fair value of the credit default swap of $2.3 million.

The Company had no other material derivative instruments at June 30, 2010.

8. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $3.3 million and $6.6 million, respectively, for the quarter and six months ended June 30, 2010 and $2.9 million and $6.0 million, respectively, for the same periods in 2009.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Service cost	$300	$413	$611	$794
Interest cost	1,648	1,379	3,362	2,740
Expected return on plan assets	(2,092)	(1,680)	(4,267)	(3,230)
Amortization of net actuarial pension loss	467	590	953	1,045

Net periodic benefit cost	$323	$702	$659	$1,349

The Company contributed $5.9 million to the Terra Nova Pension Plan during the six months ended June 30, 2010. The Company expects plan contributions to total $6.5 million in 2010.

9. Contingencies

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

Premiums paid from inception of Guaranty Bank’s policy through June 30, 2010 have been approximately $72 million and covered losses have been approximately $54 million. At June 30, 2010, the policy insured a portfolio of loans totaling approximately $508 million, and the limit of the Company’s liability for additional losses with respect to the covered loans is estimated to be approximately $103 million.

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

While the Company does not believe Guaranty Bank is entitled to the relief it is seeking, the final outcome of any lawsuit cannot be predicted at this time. On July 19-20, 2010, the parties engaged in mediation in an attempt to reach a settlement. Settlement discussions have continued since the mediation.

Other contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

10. Recent Accounting Pronouncements

Effective in the first quarter of 2010, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which expands disclosure requirements related to fair value measurements. ASU No. 2010-06 requires disclosure of the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance also requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Disclosures about the valuation techniques and inputs used to measure fair value for Level 2 and Level 3 fair value measurements are required as well. Since ASU No. 2010-06 addresses financial statement disclosures only, the adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows. The Company has included the disclosures required by ASU No. 2010-06 in note 11.

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

In March 2010, the FASB issued ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives, which clarifies that the only type of embedded credit derivatives that are exempt from bifurcation requirements are those that relate to the subordination of one financial instrument to another. This guidance requires analysis of embedded credit derivative features other than subordination to determine if they require bifurcation and separate accounting treatment. ASU No. 2010-11 became effective for the Company on July 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$364,060	$0	$364,060
Obligations of states, municipalities and political subdivisions	0	2,256,355	0	2,256,355
Foreign governments	0	492,612	0	492,612
Residential mortgage-backed securities	0	441,185	0	441,185
Asset-backed securities	0	23,452	0	23,452
Public utilities	0	123,603	0	123,603
Convertible bonds	0	16,687	0	16,687
All other corporate bonds	0	1,709,851	0	1,709,851

Total fixed maturities	0	5,427,805	0	5,427,805

Equity securities:
Insurance companies, banks and trusts	637,020	0	0	637,020
Industrial, consumer and all other	767,294	0	0	767,294

Total equity securities	1,404,314	0	0	1,404,314

Short-term investments	307,552	53,317	0	360,869

Total investments available-for-sale	1,711,866	5,481,122	0	7,192,988

Liabilities:
Derivative contracts	$0	$0	$28,397	$28,397

The following tables summarize changes in Level 3 liabilities measured at fair value on a recurring basis.

	Quarter Ended June 30,
(dollars in thousands)	2010		2009
Derivatives, Beginning of Period	$26,625		$29,958
Total losses (gains) included in:
Net income	1,772		(2,328)
Other comprehensive income (loss)	0		0
Transfers into Level 3	0		0
Transfers out of Level 3	0		0

Derivatives, End of Period	$28,397		$27,630

Net unrealized losses (gains) included in net income relating to liabilities held at June 30, 2010 and 2009	$1,772	(1)	$(2,328	)(1)

	Six Months Ended June 30,
(dollars in thousands)	2010		2009
Derivatives, Beginning of Period	$26,968		$29,964
Total losses (gains) included in:
Net income	1,429		(2,334)
Other comprehensive income	0		0
Transfers into Level 3	0		0
Transfers out of Level 3	0		0

Derivatives, End of Period	$28,397		$27,630

Net unrealized losses (gains) included in net income relating to liabilities held at June 30, 2010 and 2009	$1,429	(1)	$(2,334	)(1)

(1)	Included in net investment income in the consolidated statements of income and comprehensive income (loss).

There were no transfers into or out of Level 1 and Level 2 during the quarter and six months ended June 30, 2010. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2010. At June 30, 2010, the Company did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which were financial instruments whose valuations, in many cases, were significantly affected by the lack of market liquidity during 2008 and 2009.

12. Acquisitions

On July 12, 2010, the Company entered into a definitive merger agreement to acquire Aspen Holdings, Inc. (Aspen), a Nebraska-based privately held insurance group that provides workers’ compensation insurance and related services, principally to small businesses in 31 states. Aspen’s subsidiaries collectively underwrite more than $300 million of gross written premium annually. The subsidiaries operate through a network of over 9,000 retail agents and have more than 500 employees based in Nebraska, Rhode Island, Nevada, California and Florida.

Subject to the terms of the merger agreement, Aspen shareholders will receive upfront consideration of approximately $135 million, as well as contingent value rights that may result in the payment of additional cash consideration depending, among other things, upon the development of Aspen’s loss reserves and loss sensitive profit commissions over time. As part of this consideration, outstanding options to purchase shares of Aspen’s common stock will be converted into options to purchase shares of the Company’s common stock. The transaction is subject to customary closing conditions, including regulatory approvals and approval of Aspen’s shareholders, and is expected to close before year end. Upon completion of the acquisition, Aspen’s operating results will be included in the Specialty Admitted segment.

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

Through our wholly-owned subsidiary Markel Ventures, Inc., we own interests in various businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team, principally our President and Chief Investment Officer. The financial results of those companies in which we own controlling interests have been consolidated in our financial statements. The financial results of those companies in which we hold a noncontrolling interest are accounted for under the equity method of accounting.

Our strategy in making these private equity investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

Our non-insurance operations are comprised of a diverse portfolio of companies from various industries, including a manufacturer of dredging equipment, a manufacturer of high-speed bakery equipment, an owner and operator of manufactured housing communities and a manufacturer of laminated furniture products. During the second quarter of 2010, we acquired a controlling interest in a manufacturer of food processing equipment, and we acquired a noncontrolling interest in a real estate investment fund manager.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Underwriting profit (loss)	$(13,653)	$2,681	$(18,356)	$24,679
Net investment income	64,384	64,070	132,786	132,813
Net realized investment gains (losses)	(2,429)	(15,436)	13,314	(70,619)
Other revenues	36,771	18,584	77,210	42,955
Amortization of intangible assets	(3,856)	(1,434)	(7,814)	(2,906)
Other expenses	(32,969)	(16,211)	(68,366)	(38,760)
Interest expense	(18,334)	(11,842)	(36,293)	(23,659)
Income tax expense	(8,997)	(7,382)	(28,358)	(15,037)
Noncontrolling interests	(86)	(232)	(723)	(310)

Net income to shareholders	$20,831	$32,798	$63,400	$49,156

Net income to shareholders for the quarter ended June 30, 2010 decreased 36% compared to the same period of 2009 primarily due to a deterioration in underwriting results and higher interest expense, which were offset in part by improved investment returns in 2010 compared to 2009. Net income to shareholders for the six months ended June 30, 2010 increased 29% compared to the same period of 2009 due to improved investment returns primarily resulting from lower write downs for other-than-temporary declines in the estimated fair value of investments in 2010 compared to 2009. For the six months ended June 30, 2010, the improved investment returns were partially offset by a deterioration in underwriting results due in part to higher losses from catastrophes compared to the same period of 2009. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Gross premium volume	$516,354	$505,675	$1,006,538	$992,511
Net written premiums	$454,229	$456,193	$900,731	$894,248
Net retention	88%	90%	89%	90%
Earned premiums	$416,688	$455,214	$828,823	$912,460
Losses and loss adjustment expenses	$251,235	$286,139	$511,405	$539,550
Underwriting, acquisition and insurance expenses	$179,106	$166,394	$335,774	$348,231
Underwriting profit (loss)	$(13,653)	$2,681	$(18,356)	$24,679

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	96%	110%	96%	99%
Specialty Admitted	97%	89%	101%	99%
London Insurance Market	115%	91%	112%	94%
Other Insurance (Discontinued Lines)	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	103%	99%	102%	97%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 103% and 102%, respectively, for the quarter and six months ended June 30, 2010 compared to 99% and 97%, respectively, for the same periods in 2009. For the second quarter of 2010, the increase in the combined ratio was due to a higher expense ratio, which was partially offset by a lower current accident year loss ratio compared to the same period of 2009. For the six months ended June 30, 2010, the increase in the combined ratio was due to a higher expense ratio, higher current accident year loss ratio and less favorable development of prior years’ loss reserves compared to the same period of 2009. For the six months ended June 30, 2010, the combined ratio included $32.7 million, or 4 points, of underwriting loss on the Chilean earthquake and the Deepwater Horizon drilling rig explosion, which occurred in February 2010 and April 2010, respectively. The expense ratio for both the quarter and six months ended June 30, 2010 increased compared to the same periods of 2009 primarily due to a decline in earned premiums and higher profit sharing costs. The expense ratio in both periods of 2010 and 2009 included approximately 2 points of costs associated with the implementation of our One Markel initiative.

The combined ratio for the Excess and Surplus Lines segment was 96% for both the quarter and six months ended June 30, 2010 compared to 110% and 99%, respectively, for the same periods in 2009. The combined ratio for both the quarter and six months ended June 30, 2010 decreased due to a lower current accident year loss ratio and greater favorable development of prior years’ loss reserves, which were partially offset by a higher expense ratio. For the second quarter of 2010, the decrease in the current accident year loss ratio was primarily due to improved results on certain professional liability programs, most notably our architects and engineers and lawyers books of business, which experienced higher than expected incurred losses in 2009. For the six months ended June 30, 2010, the decrease in the current accident year loss ratio was due in part to our mix of business as we maintained underwriting discipline and reduced our premium volume in less profitable books of business. The expense ratio for both the quarter and six months ended June 30, 2010 increased compared to the same periods of 2009 primarily due to a decline in earned premiums and higher profit sharing costs.

The Excess and Surplus Lines segment’s combined ratio for the quarter and six months ended June 30, 2010 included $26.5 million and $50.7 million, respectively, of favorable development on prior years’ loss reserves compared to $5.4 million and $51.0 million of favorable development for the same periods in 2009. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2010 and 2009 were primarily on our professional and products liability programs. The redundancies on prior years’ loss reserves for the quarter and six months ended June 30, 2010 were partially offset by $20.3 million and $34.1 million, respectively, of adverse loss reserve development on an errors and omissions program for mortgage servicing companies, which was impacted by the unusual conditions in the mortgage market during 2008 and 2007. The redundancies on prior years’ loss reserves for the quarter and six months ended June 30, 2009 were partially offset by adverse loss reserve development in our casualty product lines, resulting primarily from higher than expected losses on reported claims. Contributing significantly to the higher than expected losses in both periods of 2009 were unfavorable court rulings on two coverage litigation matters.

The combined ratio for the Specialty Admitted segment was 97% and 101%, respectively, for the quarter and six months ended June 30, 2010 compared to 89% and 99%, respectively, for the same periods in 2009. The combined ratio for both the quarter and six months ended June 30, 2010 increased due to a higher expense ratio, which was partially offset by a lower current accident year loss ratio and greater favorable development on prior years’ loss reserves. The higher expense ratio in both periods of 2010 was due in part to higher profit sharing costs and increased policy acquisition costs. For the six months ended June 30, 2010, the expense ratio benefitted from a $4.0 million anticipated recovery under our corporate insurance program, which was recognized in the first quarter. The Specialty Admitted segment’s combined ratio for the quarter and six months ended June 30, 2010 included $4.6 million and $0.9 million, respectively, of favorable development on prior years’ loss reserves compared to $4.2 million and $0.4 million of favorable development for the same periods in 2009.

The combined ratio for the London Insurance Market segment was 115% and 112%, respectively, for the quarter and six months ended June 30, 2010 compared to 91% and 94%, respectively, for the same periods in 2009. The combined ratio for the quarter and six months ended June 30, 2010 included $15.7 million, or 12 points and 6 points, respectively, of underwriting loss related to the Deepwater Horizon drilling rig explosion. In addition to the underwriting loss on Deepwater Horizon, the combined ratio for the six months ended June 30, 2010 included $17.0 million, or 6 points, of underwriting loss related to the Chilean earthquake. Excluding the effects of losses from these two catastrophes, the London Insurance Market segment’s combined ratio for the quarter and six months ended June 30, 2010 increased primarily due to lower favorable development on prior years’ loss reserves.

The London Insurance Market segment’s combined ratio for the quarter and six months ended June 30, 2010 included $10.1 million and $25.9 million, respectively, of favorable development on prior years’ loss reserves compared to $22.8 million and $37.9 million of favorable development for the same period in 2009. The redundancies on prior years’ loss reserves experienced within the London Insurance Market segment during both periods of 2010 were primarily on our professional liability programs at the Retail and Professional and Financial Risks divisions. The loss reserve redundancies for the quarter and six months ended June 30, 2010 were partially offset by adverse loss reserve development on prior year’s loss reserves in the Professional and Financial Risks division related to medical malpractice coverage for Italian hospitals and professional indemnity coverage for construction professionals in Australia. During the second quarter of 2010, actual claims experience for both of these books of business was greater than expected and as a result, our actuaries increased their estimates of ultimate losses, and management increased prior years’ loss reserves by $28.8 million. In late 2008, we ceased writing medical malpractice coverage at Markel International and in June 2010 we ceased writing coverage on construction professionals in Australia.

In addition to the underwriting results of Markel International, results for the London Insurance Market segment for the quarter and six months ended June 30, 2010 also included the results of Elliott Special Risks (ESR), a

Canadian managing general agent that we acquired in October 2009. During the quarter ended June 30, 2010, ESR produced approximately $25 million of premium volume, including $13.2 million of premiums for Markel Syndicate 3000, and had operating revenues of $1.7 million. During the six months ended June 30, 2010, ESR produced approximately $47 million of premium volume, including $15.7 million of premiums for Markel Syndicate 3000, and had operating revenues of $4.9 million. Operating revenues for both periods of 2010 were primarily related to commission income from third party insurance entities. Operating revenues and expenses for ESR are included in other revenues and other expenses in the consolidated statement of income and comprehensive income (loss).

The Other Insurance (Discontinued Lines) segment produced underwriting losses of $4.5 million and $2.4 million, respectively, for the quarter and six months ended June 30, 2010 compared to underwriting profits of $4.7 million and $4.2 million for the same periods of 2009.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume

Quarter Ended June 30,			Six Months Ended June 30,
2010	2009	(dollars in thousands)	2010	2009
$242,644	$255,342	Excess and Surplus Lines	$454,327	$493,695
86,513	77,095	Specialty Admitted	156,846	140,551
187,154	173,234	London Insurance Market	395,322	358,199
43	4	Other Insurance (Discontinued Lines)	43	66

$516,354	$505,675	Total	$1,006,538	$992,511

Gross premium volume for the quarter and six months ended June 30, 2010 increased 2% and 1%, respectively, compared to the same periods in 2009. The increase in both periods was primarily the result of higher gross premium volume in the London Insurance Market segment, which was due in part to our acquisition of ESR. The increase in gross premium volume in the London Insurance Market segment was partially offset by continued competition across many of our product lines, particularly within the Excess and Surplus Lines segment. In general, we believe prevailing rates within the property and casualty insurance marketplace are lower than our targeted pricing levels. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume for many of our product lines, most notably within the Excess and Surplus Lines segment, has declined and, if the competitive environment does not improve, could decline further in the future.

During the quarter and six months ended June 30, 2010, gross premium volume in both the Excess and Surplus Lines and Specialty Admitted segments was impacted by the transfer of certain programs from the Excess and Surplus Lines segment to the Specialty Admitted segment. This transfer had no impact on total gross premium volume and was made to better align the reporting of these programs with their distribution strategy. For the quarter and six months ended June 30, 2010, the Specialty Admitted segment included approximately $8 million and $17 million, respectively, of gross premium volume on these transferred programs.

Net Written Premiums

Quarter Ended June 30,			Six Months Ended June 30,
2010	2009	(dollars in thousands)	2010	2009
$217,207	$230,591	Excess and Surplus Lines	$410,536	$447,000
80,565	72,413	Specialty Admitted	143,678	129,872
156,416	153,478	London Insurance Market	346,474	317,556
41	(289)	Other Insurance (Discontinued Lines)	43	(180)

$454,229	$456,193	Total	$900,731	$894,248

Net retention of gross premium volume for the quarter and six months ended June 30, 2010 was 88% and 89%, respectively, compared to 90% for each of the same periods of 2009. For the quarter and six months ended June 30, 2010, net written premiums in the London Insurance Market segment were reduced by $10.7 million of additional reinsurance costs resulting from the Deepwater Horizon loss. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums

Quarter Ended June 30,			Six Months Ended June 30,
2010	2009	(dollars in thousands)	2010	2009
$210,270	$241,563	Excess and Surplus Lines	$414,165	$490,803
75,563	76,793	Specialty Admitted	147,604	153,489
130,814	137,147	London Insurance Market	267,011	268,348
41	(289)	Other Insurance (Discontinued Lines)	43	(180)

$416,688	$455,214	Total	$828,823	$912,460

Earned premiums for the quarter and six months ended June 30, 2010 decreased 8% and 9%, respectively, compared to the same periods of 2009. The decrease in both periods of 2010 was primarily due to lower earned premiums in the Excess and Surplus Lines segment as a result of lower gross premium volume compared to 2009. For the quarter and six months ended June 30, 2010, earned premiums in the London Insurance Market segment were reduced by $10.7 million of additional reinsurance costs resulting from the Deepwater Horizon loss.

Investing Results

Net investment income for the second quarter of 2010 was $64.4 million compared to $64.1 million for the second quarter of 2009. Net investment income was $132.8 million for the six months ended June 30, 2010 and the six months ended June 30, 2009. For both periods of 2010, lower investment yields were offset by having higher average invested assets compared to the same periods of 2009. For the quarter and six months ended June 30, 2010, net investment income included an adverse change in the fair value of our credit default swap of $1.8 million and $1.4 million, respectively, compared to a favorable change in the fair value of our credit default swap of $2.3 million in the same periods of 2009.

Net realized investment losses for the second quarter of 2010 were $2.4 million compared to $15.4 million for the second quarter of 2009. Net realized investment losses included $3.9 million and $8.0 million of write downs for other-than-temporary declines in the estimated fair value of investments for the quarters ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, net realized investment gains were $13.3 million compared to net realized investment losses of $70.6 million for the same period of 2009. Net realized investment gains for the six months ended June 30, 2010 included $6.3 million of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment losses for the six months ended June 30, 2009 included $63.5 million of write downs for other-than-temporary declines in the estimated fair value of investments.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At June 30, 2010, we held securities with gross unrealized losses of $35.9 million, or less than 1% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at June 30, 2010. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations include the results of AMF Bakery Systems, ParkLand Ventures, Inc., Panel Specialists, Inc. (effective October 2009), Ellicott Dredge Enterprises, LLC (effective November 2009), Solbern, Inc. (effective May 2010) and Markel Eagle Partners, LLC (effective May 2010). Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income (loss). Revenues for our non-insurance operations were $35.0 million for the quarter ended June 30, 2010 compared to $18.6 million for the same period of 2009. For the six months ended June 30, 2010, revenues for our non-insurance operations were $72.3 million compared to $43.0 million for the same period of 2009.

Interest Expense and Income Taxes

Interest expense for the second quarter of 2010 increased to $18.3 million from $11.8 million in the same period of 2009. Interest expense for the six months ended June 30, 2010 increased to $36.3 million from $23.7 million in the same period of 2009. For both periods of 2010, the increase compared to the same periods of 2009 was primarily due to our $350 million issuance of 7.125% unsecured senior notes in September 2009.

The estimated annual effective tax rate was 31% and 23% as of June 30, 2010 and 2009, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the estimated annual effective tax rate was primarily due to having a higher effective tax rate related to our foreign operations in 2010 compared to 2009.

Comprehensive Income (Loss) to Shareholders

Comprehensive loss to shareholders was $33.9 million for the second quarter of 2010 compared to comprehensive income to shareholders of $171.9 million for the same period of 2009. Comprehensive loss to shareholders for the second quarter of 2010 included a decrease in net unrealized gains on investments, net of taxes, of $52.9 million and net income to shareholders of $20.8 million. Comprehensive income to shareholders for the second quarter of 2009 included an increase in net unrealized gains on investments, net of taxes, of $131.8 million and net income to shareholders of $32.8 million. For the six months ended June 30, 2010, comprehensive income to shareholders was $100.6 million compared to $169.9 million for the same period in

2009. Comprehensive income to shareholders for the six months ended June 30, 2010 included an increase in net unrealized gains on investments, net of taxes, of $34.8 million and net income to shareholders of $63.4 million. Comprehensive income to shareholders for the six months ended June 30, 2009 included an increase in net unrealized gains on investments, net of taxes, of $112.2 million and net income to shareholders of $49.2 million.

Financial Condition

Invested assets were $7.9 billion at June 30, 2010 compared to $7.8 billion at December 31, 2009. Net unrealized gains on investments, net of taxes, were $452.6 million at June 30, 2010 compared to $417.8 million at December 31, 2009. Equity securities were $1.4 billion, or 18% of invested assets, at June 30, 2010 compared to $1.3 billion, or 17% of invested assets, at December 31, 2009.

Net cash provided by operating activities was $63.6 million for the six months ended June 30, 2010 compared to $115.3 million for the same period of 2009. In 2009, net cash provided by operating activities included the receipt of $33.6 million related to our 2008 federal income tax refund.

Net cash used by investing activities was $209.3 million for the six months ended June 30, 2010 compared to $128.2 million for the same period of 2009. As a result of the significant disruptions in the financial markets, we increased our holdings of short-term investments and cash and cash equivalents during the first six months of 2009 and as bonds matured, we reinvested the proceeds in short-term investments. Further, we did not purchase or sell significant amounts of equity securities or fixed maturities during the first half of 2009. During 2010, given the improvement in the financial markets over the latter half of 2009 and into early 2010, we increased our purchases of fixed maturities and equity securities and have been gradually shifting our investment portfolio’s allocation from short-term investments and cash and cash equivalents to higher yielding investment securities. During the first six months of 2010, cash of $25.9 million was used by ParkLand Ventures, Inc., a subsidiary of Markel Ventures, to acquire additional manufactured housing communities and cash of $9.4 million was used to acquire Solbern, Inc., a manufacturer of food processing equipment.

Net cash used by financing activities was $9.4 million for the six months ended June 30, 2010 compared to net cash provided by financing activities of $54.2 million for the same period of 2009. During the first six months of 2010, cash of $24.3 million was used to repurchase 70,100 shares of our common stock. During the first six months of 2009, net borrowings under our revolving credit facility increased $50 million.

On June 9, 2010, we entered into a new revolving credit facility, which provides $270 million of capacity for working capital and other general corporate purposes. This facility replaced our previous $375 million revolving credit facility and expires in June 2013. At June 30, 2010, we had no borrowings outstanding related to the facility.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 26% at both June 30, 2010 and December 31, 2009. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

On July 12, 2010, we entered into a definitive merger agreement to acquire Aspen Holdings, Inc. (Aspen), a Nebraska-based privately held insurance group that provides workers’ compensation insurance and related services, principally to small businesses in 31 states. Aspen’s subsidiaries collectively underwrite more than $300 million of gross written premium annually.

Subject to the terms of the merger agreement, Aspen shareholders will receive upfront consideration of approximately $135 million, as well as contingent value rights that may result in the payment of additional cash consideration depending, among other things, upon the development of Aspen’s loss reserves and loss sensitive profit commissions over time. As part of the consideration, outstanding options to purchase shares of Aspen’s common stock will be converted into options to purchase shares of our common stock. The transaction is subject to customary closing conditions, including regulatory approvals and approval of Aspen’s shareholders, and is expected to close before year end.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

At June 30, 2010, our holding company had $936.5 million of invested assets compared to $1.0 billion of invested assets at December 31, 2009.

Shareholders’ equity was $2.8 billion at both June 30, 2010 and December 31, 2009. Book value per share increased to $291.71 at June 30, 2010 from $282.55 at December 31, 2009 primarily due to $100.6 million of comprehensive income to shareholders for the six months ended June 30, 2010.

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

During the six months ended June 30, 2010, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2009.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 92% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2010, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at June 30, 2010 was $7.9 billion, 82% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 18% of which was invested in equity securities. At December 31, 2009, the estimated fair value of our investment portfolio was $7.8 billion, 82% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 18% of which was invested in equity securities and investments in affiliates.

Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances. At June 30, 2010, we did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which were financial instruments whose valuations, in many cases, were significantly affected by the lack of market liquidity during 2008 and 2009.

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

There were no changes in our internal control over financial reporting during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

we cannot predict the extent and duration of the current economic slowdown; the effects of government intervention into the markets to address the recent financial crisis (including, among other things, financial stability and recovery initiatives; the government’s ownership interest in American International Group, Inc. and the restructuring of that company; changes in tax policy; and the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations to be adopted thereunder); and their combined impact on our industry, business and investment portfolio;

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

•

we have recently completed a number of acquisitions, have other acquisitions pending and may engage in additional acquisition activity in the future, which may increase operational and control risks for a period of time;

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2010, we issued an aggregate of 19,542 unregistered common shares in exchange for all the outstanding shares of AMF Holdco, Inc., a Virginia corporation, not already owned by our wholly-owned subsidiary Markel Ventures, Inc. The common shares were issued under the exemption from registration under Section 4(2) of the Securities Act of 1933.

The following table summarizes our common stock repurchases for the quarter ended June 30, 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2010 through April 30, 2010	0	0	0	$59,031

May 1, 2010 through May 31, 2010	57,000	$348.42	57,000	$39,171

June 1, 2010 through June 30, 2010	0	0	0	$39,171

Total	57,000	$348.42	57,000	$39,171

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of August 2010.

Markel Corporation

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chief Executive Officer and Chairman of the Board of Directors

By	/s/ Anne G. Waleski
Anne G. Waleski
Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Number	Description
3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (3.1)b

4(i)	Form of Credit Agreement dated as of June 9, 2010 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent*

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2010 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Form of Amended and Restated Restricted Stock Unit Award Agreement for Executive Officers*

10.2	Restricted Stock Units Deferral Election Form*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101	The following consolidated financial statements from Markel Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 14, 2010.
*	Filed with this report.