Form 10-Q
period 2010-09-30
MARKEL CORP
filed 2010-11-05
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at October 29, 2010: 9,716,369

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,156,263 in 2010 and $4,961,745 in 2009)	$5,515,857	$5,112,136
Equity securities (cost of $962,650 in 2010 and $843,841 in 2009)	1,586,760	1,349,829
Short-term investments (estimated fair value approximates cost)	319,598	492,581
Investments in affiliates	0	43,633

Total Investments	7,422,215	6,998,179

Cash and cash equivalents	817,954	850,494
Receivables	340,107	279,879
Reinsurance recoverable on unpaid losses	865,998	886,442
Reinsurance recoverable on paid losses	49,833	65,703
Deferred policy acquisition costs	179,413	156,797
Prepaid reinsurance premiums	80,253	68,307
Goodwill and intangible assets	501,188	502,833
Other assets	324,161	433,262

Total Assets	$10,581,122	$10,241,896

LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,358,819	$5,427,096
Unearned premiums	833,775	717,728
Payables to insurance companies	72,629	46,853
Senior long-term debt and other debt (estimated fair value of $1,101,000 in 2010 and $1,011,000 in 2009)	996,663	963,648
Other liabilities	245,076	294,857

Total Liabilities	7,506,962	7,450,182

Commitments and contingencies
Shareholders’ equity:
Common stock	872,452	872,876
Retained earnings	1,598,968	1,514,398
Accumulated other comprehensive income	586,637	387,086

Total Shareholders’ Equity	3,058,057	2,774,360
Noncontrolling interests	16,103	17,354

Total Equity	3,074,160	2,791,714

Total Liabilities and Equity	$10,581,122	$10,241,896

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$435,355	$448,398	$1,264,178	$1,360,858
Net investment income	68,652	66,298	201,438	199,111
Net realized investment gains (losses):
Other-than-temporary impairment losses	0	(23,919)	(5,701)	(91,156)
Other-than-temporary impairment losses recognized in other comprehensive income	0	1,487	(563)	5,244

Other-than-temporary impairment losses recognized in net income	0	(22,432)	(6,264)	(85,912)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	8,782	(7,338)	28,360	(14,477)

Net realized investment gains (losses)	8,782	(29,770)	22,096	(100,389)
Other revenues	48,565	15,423	125,775	58,378

Total Operating Revenues	561,354	500,349	1,613,487	1,517,958

OPERATING EXPENSES
Losses and loss adjustment expenses	224,840	237,331	736,245	776,881
Underwriting, acquisition and insurance expenses	181,640	193,087	517,414	541,318
Amortization of intangible assets	3,903	1,435	11,717	4,341
Other expenses	41,074	14,193	109,440	52,953

Total Operating Expenses	451,457	446,046	1,374,816	1,375,493

Operating Income	109,897	54,303	238,671	142,465

Interest expense	18,598	12,280	54,891	35,939

Income Before Income Taxes	91,299	42,023	183,780	106,526
Income tax expense (benefit)	28,142	(17,188)	56,500	(2,151)

Net Income	$63,157	$59,211	$127,280	$108,677

Net income (loss) attributable to noncontrolling interests	(93)	85	630	395

Net Income to Shareholders	$63,250	$59,126	$126,650	$108,282

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$167,638	$271,933	$215,152	$338,284
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(295)	(2,059)	606	(5,141)
Reclassification adjustments for net gains (losses) included in net income	(5,744)	7,665	(19,383)	56,615

Change in net unrealized gains on investments, net of taxes	161,599	277,539	196,375	389,758
Change in currency translation adjustments, net of taxes	129	6,066	2,089	13,885
Change in net actuarial pension loss, net of taxes	350	(2,872)	1,036	(2,193)

Total Other Comprehensive Income	162,078	280,733	199,500	401,450

Comprehensive Income	$225,235	$339,944	$326,780	$510,127
Comprehensive income (loss) attributable to noncontrolling interests	(93)	85	816	395

Comprehensive Income to Shareholders	$225,328	$339,859	$325,964	$509,732

NET INCOME PER SHARE
Basic	$6.49	$6.02	$12.94	$11.03
Diluted	$6.48	$6.02	$12.93	$11.02

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	(dollars in thousands)
December 31, 2008	$869,744	$1,297,901	$13,029	$2,180,674	$261	$2,180,935
Net Income	0	108,282	0	108,282	395	108,677
Change in net unrealized gains on investments, net of taxes	0	0	389,758	389,758	0	389,758
Cumulative effect of adoption of FASB ASC 320-10, net of taxes	0	15,300	(15,300)	0	0	0
Change in currency translation adjustments, net of taxes	0	0	13,885	13,885	0	13,885
Change in net actuarial pension loss, net of taxes	0	0	(2,193)	(2,193)	0	(2,193)

Comprehensive income				509,732	395	510,127
Restricted stock units expensed	1,906	0	0	1,906	0	1,906
Other	503	0	0	503	59	562

September 30, 2009	$872,153	$1,421,483	$399,179	$2,692,815	$715	$2,693,530

December 31, 2009	$872,876	$1,514,398	$387,086	$2,774,360	$17,354	$2,791,714
Net Income	0	126,650	0	126,650	630	127,280
Change in net unrealized gains on investments, net of taxes	0	0	196,375	196,375	0	196,375
Change in currency translation adjustments, net of taxes	0	0	1,903	1,903	186	2,089
Change in net actuarial pension loss, net of taxes	0	0	1,036	1,036	0	1,036

Comprehensive income				325,964	816	326,780
Issuance of common stock	6,664	0	0	6,664	0	6,664
Repurchase of common stock	0	(42,080)	0	(42,080)	0	(42,080)
Restricted stock units expensed	1,257	0	0	1,257	0	1,257
Purchase of noncontrolling interest	(8,345)	0	237	(8,108)	(1,557)	(9,665)
Other	0	0	0	0	(510)	(510)

September 30, 2010	$872,452	$1,598,968	$586,637	$3,058,057	$16,103	$3,074,160

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$127,280	$108,677
Adjustments to reconcile net income to net cash provided by operating activities	45,544	109,956

Net Cash Provided By Operating Activities	172,824	218,633

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	220,093	116,728
Proceeds from maturities, calls and prepayments of fixed maturities	266,290	253,268
Cost of fixed maturities and equity securities purchased	(767,331)	(313,559)
Net change in short-term investments	172,512	(149,024)
Acquisitions, net of cash acquired	(40,284)	(7,846)
Other	(23,777)	14,508

Net Cash Used By Investing Activities	(172,497)	(85,925)

FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	30,697	505,260
Repayments of senior long-term debt and other debt	(7,697)	(253,506)
Repurchases of common stock	(42,080)	0
Purchase of noncontrolling interest	(3,001)	0
Other	(11,548)	59

Net Cash Provided (Used) By Financing Activities	(33,629)	251,813

Effect of foreign currency rate changes on cash and cash equivalents	762	14,892

Increase (decrease) in cash and cash equivalents	(32,540)	399,413
Cash and cash equivalents at beginning of period	850,494	640,379

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$817,954	$1,039,792

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Markel Corporation markets and underwrites specialty insurance products and programs to a variety of niche markets.

The consolidated balance sheet as of September 30, 2010, the related consolidated statements of income and comprehensive income for the quarters and nine months ended September 30, 2010 and 2009, and the consolidated statements of changes in equity and cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2009 was derived from Markel Corporation’s audited annual consolidated financial statements.

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

Prior to the fourth quarter of 2009, the Company accounted for its two non-insurance subsidiaries as investments in affiliates under the equity method of accounting. The Company had determined that the differences between the equity method of accounting and consolidation accounting for these two entities were immaterial to the consolidated financial statements. During the fourth quarter of 2009, the Company acquired two additional businesses that operate outside of the specialty insurance marketplace and, as a result, the Company consolidated the two entities that had previously been accounted for as investments in affiliates. This change had no impact on the Company’s net income to shareholders for the quarter and nine months ended September 30, 2009. The Company consolidates the results of its non-insurance subsidiaries on a one-month lag.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income to shareholders	$63,250	$59,126	$126,650	$108,282

Basic common shares outstanding	9,748	9,816	9,785	9,815
Dilutive potential common shares	12	13	10	10

Diluted shares outstanding	9,760	9,829	9,795	9,825

Basic net income per share	$6.49	$6.02	$12.94	$11.03

Diluted net income per share	$6.48	$6.02	$12.93	$11.02

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

3. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended September 30,
(dollars in thousands)	2010		2009
	Written	Earned	Written	Earned
Direct	$444,099	$418,888	$433,210	$445,887
Assumed	77,492	63,890	51,567	56,240
Ceded	(54,436)	(47,423)	(53,822)	(53,729)

Net premiums	$467,155	$435,355	$430,955	$448,398

	Nine Months Ended September 30,
(dollars in thousands)	2010		2009
	Written	Earned	Written	Earned
Direct	$1,301,792	$1,238,911	$1,286,943	$1,361,057
Assumed	226,337	173,287	190,345	162,273
Ceded	(160,243)	(148,020)	(152,085)	(162,472)

Net premiums	$1,367,886	$1,264,178	$1,325,203	$1,360,858

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $24.1 million and $21.3 million, respectively, for the quarters ended September 30, 2010 and 2009 and $87.9 million and $38.1 million, respectively, for the nine months ended September 30, 2010 and 2009. The nine months ended September 30, 2010 included $43.2 million of estimated reinsurance recoverables related to the Deepwater Horizon drilling rig explosion.

4. Investments

a) The following tables summarize the Company’s available-for-sale investments.

	September 30, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$329,192	$28,463	$0	$0	$357,655
Obligations of states, municipalities and political subdivisions	2,180,273	134,517	(1,204)	0	2,313,586
Foreign governments	482,038	40,845	(338)	0	522,545
Residential mortgage-backed securities	398,112	35,492	(1,475)	(11,778)	420,351
Asset-backed securities	22,310	1,369	0	0	23,679
Public utilities	106,729	8,322	0	0	115,051
Convertible bonds	16,537	0	0	0	16,537
All other corporate bonds	1,621,072	133,922	(656)	(7,885)	1,746,453

Total fixed maturities	5,156,263	382,930	(3,673)	(19,663)	5,515,857
Equity securities:
Insurance companies, banks and trusts	380,170	299,967	(54)	0	680,083
Industrial, consumer and all other	582,480	324,741	(544)	0	906,677

Total equity securities	962,650	624,708	(598)	0	1,586,760
Short-term investments	319,597	3	(2)	0	319,598

Investments, available-for-sale	$6,438,510	$1,007,641	$(4,273)	$(19,663)	$7,422,215

	December 31, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$358,360	$18,053	$(91)	$0	$376,322
Obligations of states, municipalities and political subdivisions	2,068,714	65,824	(8,798)	0	2,125,740
Foreign governments	410,435	14,912	(2,335)	0	423,012
Residential mortgage-backed securities	419,707	24,223	(1,534)	(12,342)	430,054
Asset-backed securities	27,052	244	(1,001)	0	26,295
Public utilities	136,302	7,317	0	0	143,619
Convertible bonds	30,750	0	0	0	30,750
All other corporate bonds	1,510,425	70,285	(13,942)	(10,424)	1,556,344

Total fixed maturities	4,961,745	200,858	(27,701)	(22,766)	5,112,136
Equity securities:
Insurance companies, banks and trusts	338,369	243,669	(3,521)	0	578,517
Industrial, consumer and all other	505,472	266,165	(325)	0	771,312

Total equity securities	843,841	509,834	(3,846)	0	1,349,829
Short-term investments	492,563	20	(2)	0	492,581

Investments, available-for-sale	$6,298,149	$710,712	$(31,549)	$(22,766)	$6,954,546

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2010
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Obligations of states, municipalities and political subdivisions	$1,652	$(3)	$22,950	$(1,201)	$24,602	$(1,204)
Foreign governments	20,022	(283)	4,838	(55)	24,860	(338)
Residential mortgage-backed securities	2,826	(11,390)	12,476	(1,863)	15,302	(13,253)
All other corporate bonds	10,314	(7,902)	21,006	(639)	31,320	(8,541)

Total fixed maturities	34,814	(19,578)	61,270	(3,758)	96,084	(23,336)
Equity securities:
Insurance companies, banks and trusts	5,433	(54)	0	0	5,433	(54)
Industrial, consumer and all other	13,248	(544)	0	0	13,248	(544)

Total equity securities	18,681	(598)	0	0	18,681	(598)
Short-term investments	109,989	(2)	0	0	109,989	(2)

Total	$163,484	$(20,178)	$61,270	$(3,758)	$224,754	$(23,936)

At September 30, 2010, the Company held 44 securities with a total estimated fair value of $224.8 million and gross unrealized losses of $23.9 million. Of these 44 securities, 21 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $61.3 million and gross unrealized losses of $3.8 million. All 21 securities were fixed maturities where the Company expects to receive all interest and principal payments when contractually due. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed maturities where the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the non-credit portion of the other-than-temporary impairment, which is recognized in other comprehensive income. The discount rate used to calculate the estimated present value of the cash flows expected to be collected is the effective interest rate implicit for the security at the date of purchase.

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

c) The amortized cost and estimated fair value of fixed maturities at September 30, 2010 are shown below by contractual maturity and investment type.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:
Due in one year or less	$50,762	$51,486
Due after one year through five years	159,814	175,660
Due after five years through ten years	115,161	126,899
Due after ten years	3,455	3,610

Total	329,192	357,655

Obligations of states, municipalities and political subdivisions:
Due in one year or less	0	0
Due after one year through five years	66,799	70,055
Due after five years through ten years	696,909	741,307
Due after ten years	1,416,565	1,502,224

Total	2,180,273	2,313,586

Foreign governments:
Due in one year or less	8,692	8,747
Due after one year through five years	195,793	207,568
Due after five years through ten years	277,553	306,230
Due after ten years	0	0

Total	482,038	522,545

Residential mortgage-backed securities:
Due in one year or less	1,139	1,147
Due after one year through five years	9,707	10,055
Due after five years through ten years	30,679	32,171
Due after ten years	356,587	376,978

Total	398,112	420,351

Asset-backed securities:
Due in one year or less	0	0
Due after one year through five years	11,151	11,848
Due after five years through ten years	1,000	1,179
Due after ten years	10,159	10,652

Total	22,310	23,679

Public utilities:
Due in one year or less	25,904	26,310
Due after one year through five years	63,726	69,432
Due after five years through ten years	17,099	19,309
Due after ten years	0	0

Total	106,729	115,051

Convertible bonds and all other corporate bonds:
Due in one year or less	139,614	144,787
Due after one year through five years	694,186	746,445
Due after five years through ten years	543,009	596,752
Due after ten years	260,800	275,006

Total	1,637,609	1,762,990

Total fixed maturities:
Due in one year or less	226,111	232,477
Due after one year through five years	1,201,176	1,291,063
Due after five years through ten years	1,681,410	1,823,847
Due after ten years	2,047,566	2,168,470

Total fixed maturities	$5,156,263	$5,515,857

d) The following tables summarize the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income.

	Quarter Ended September 30,
(dollars in thousands)	2010	2009
Cumulative credit loss, beginning balance	$10,307	$6,214

Additions:
Other-than-temporary impairment losses not previously recognized	0	1,599
Increases related to other-than-temporary impairment losses previously recognized	0	85

Total additions	0	1,684

Reductions:
Sales of fixed maturities on which credit losses were recognized	0	(177)

Cumulative credit loss, ending balance	$10,307	$7,721

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009
Cumulative credit loss, beginning balance	$9,141	$0
Adoption of FASB ASC 320-10	0	237

Additions:
Other-than-temporary impairment losses not previously recognized	0	6,012
Increases related to other-than-temporary impairment losses previously recognized	1,185	1,649

Total additions	1,185	7,661

Reductions:
Sales of fixed maturities on which credit losses were recognized	(19)	(177)

Cumulative credit loss, ending balance	$10,307	$7,721

e) The following tables present net realized investment gains (losses) and the change in net unrealized gains on investments.

	Quarter Ended September 30,
(dollars in thousands)	2010	2009
Realized gains:
Sales of fixed maturities	$2,083	$1,398
Sales of equity securities	6,952	602

Total realized gains	9,035	2,000

Realized losses:
Sales of fixed maturities	(103)	(9,170)
Sales of equity securities	0	(43)
Other-than-temporary impairments	0	(22,432)
Other	(150)	(125)

Total realized losses	(253)	(31,770)

Net realized investment gains (losses)	$8,782	$(29,770)

Change in net unrealized gains on investments:
Fixed maturities	$107,060	$200,462
Equity securities	159,385	217,057
Short-term investments	(20)	46

Net increase	$266,425	$417,565

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009
Realized gains:
Sales of fixed maturities	$15,469	$3,741
Sales of equity securities	19,215	1,232
Other	1,966	4,562

Total realized gains	36,650	9,535

Realized losses:
Sales of fixed maturities	(678)	(23,955)
Sales of equity securities	0	(57)
Other-than-temporary impairments	(6,264)	(85,912)
Other	(7,612)	0

Total realized losses	(14,554)	(109,924)

Net realized investment gains (losses)	$22,096	$(100,389)

Change in net unrealized gains on investments:
Fixed maturities	$209,203	$324,951
Equity securities	118,122	240,345
Short-term investments	(17)	5

Net increase	$327,308	$565,301

f) The following tables present other-than-temporary impairment losses recognized in net income and included in net realized investment gains (losses) by investment type.

	Quarter Ended September 30,
(dollars in thousands)	2010	2009
Fixed maturities:
Corporate bonds	$0	$(1,599)
Residential mortgage-backed securities	0	(85)

Total fixed maturities	0	(1,684)
Equity securities:
Insurance companies, banks and trusts	0	(280)

Total equity securities	0	(280)

Investments in affiliates	0	(20,468)

Total	$0	$(22,432)

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009
Fixed maturities:
Corporate bonds	$0	$(7,310)
Residential mortgage-backed securities	(1,185)	(2,121)
Other	0	(1,487)

Total fixed maturities	(1,185)	(10,918)
Equity securities:
Insurance companies, banks and trusts	(2,872)	(15,978)
Industrial, consumer and all other	(965)	(38,548)

Total equity securities	(3,837)	(54,526)

Investments in affiliates	0	(20,468)

Other	(1,242)	0

Total	$(6,264)	$(85,912)

There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended September 30, 2010. Net realized investment losses for the quarter ended September 30, 2009 included $22.4 million of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment gains for the nine months ended September 30, 2010 and net realized investment losses for the nine months ended September 30, 2009 included $6.3 million and $85.9 million, respectively, of write downs for other-than-temporary declines in the estimated fair value of investments.

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

5. Property and Equipment

The Company’s Atlas project is focused on the transformation of systems and business processes, primarily within the Excess and Surplus Lines segment, in support of the One Markel business model. During the third quarter of 2010, in response to continuous assessments of cost, organizational effort, program complexity and enterprise risks associated with Atlas, the Company decided to defer certain Atlas initiatives beyond 2011. Previously capitalized costs of $7.7 million were expensed during the third quarter of 2010.

6. Revolving Credit Facility

On June 9, 2010, the Company entered into a revolving credit facility, which provides $270 million of capacity for working capital and other general corporate purposes. The Company may increase the capacity of the revolving credit facility to $350 million subject to certain terms and conditions. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.50% at September 30, 2010) on the unused portion of the facility based on the Company’s debt to equity leverage ratio as calculated under the agreement. At September 30, 2010, the Company had no borrowings outstanding related to the facility. This facility replaced the Company’s previous $375 million revolving credit facility and expires in June 2013.

7. Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. The Company considers many factors, including the nature of its insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

All investing activities related to our insurance operations are included in the Investing segment. For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with an acquisition. The Company’s non-insurance operations primarily consist of controlling interests in various businesses, principally manufacturing operations. For purposes of segment reporting, the Company’s non-insurance operations are not considered to be an operating segment.

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

Quarter Ended September 30, 2010

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$238,622	$104,292	$178,677	$0	$0	$521,591
Net written premiums	208,299	98,521	160,120	215	0	467,155

Earned premiums	207,166	79,396	148,579	214	0	435,355
Losses and loss adjustment expenses:
Current year	(175,289)	(51,299)	(103,702)	0	0	(330,290)
Prior years	52,751	3,891	49,277	(469)	0	105,450
Underwriting, acquisition and insurance expenses	(89,986)	(31,931)	(59,585)	(138)	0	(181,640)

Underwriting profit (loss)	(5,358)	57	34,569	(393)	0	28,875

Net investment income	0	0	0	0	68,652	68,652
Net realized investment gains	0	0	0	0	8,782	8,782
Other revenues (insurance)	0	0	1,267	0	0	1,267
Other expenses (insurance)	0	0	(618)	0	0	(618)

Segment profit (loss)	$(5,358)	$57	$35,218	$(393)	$77,434	$106,958

Other revenues (non-insurance)						47,298
Other expenses (non-insurance)						(40,456)
Amortization of intangible assets						(3,903)
Interest expense						(18,598)

Income before income taxes						$91,299

U.S. GAAP combined ratio(1)	103%	100%	77%	NM (2)		93%

Quarter Ended September 30, 2009

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$246,790	$86,146	$151,768	$73	$0	$484,777
Net written premiums	219,237	79,135	132,543	40	0	430,955

Earned premiums	226,650	73,456	148,252	40	0	448,398
Losses and loss adjustment expenses:
Current year	(149,946)	(46,448)	(102,426)	0	0	(298,820)
Prior years	37,494	4,375	29,273	(9,653)	0	61,489
Underwriting, acquisition and insurance expenses	(100,203)	(30,867)	(62,171)	154	0	(193,087)

Underwriting profit (loss)	13,995	516	12,928	(9,459)	0	17,980

Net investment income	0	0	0	0	66,298	66,298
Net realized investment losses	0	0	0	0	(29,770)	(29,770)

Segment profit (loss)	$13,995	$516	$12,928	$(9,459)	$36,528	$54,508

Other revenues (non-insurance)						15,423
Other expenses (non-insurance)						(14,193)
Amortization of intangible assets						(1,435)
Interest expense						(12,280)

Income before income taxes						$42,023

U.S. GAAP combined ratio(1)	94%	99%	91%	NM (2)		96%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

Nine Months Ended September 30, 2010

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$692,949	$261,138	$573,999	$43	$0	$1,528,129
Net written premiums	618,835	242,199	506,594	258	0	1,367,886

Earned premiums	621,331	227,000	415,590	257	0	1,264,178
Losses and loss adjustment expenses:
Current year	(452,774)	(143,097)	(320,890)	0	0	(916,761)
Prior years	103,453	4,803	75,160	(2,900)	0	180,516
Underwriting, acquisition and insurance expenses	(260,526)	(90,088)	(166,674)	(126)	0	(517,414)

Underwriting profit (loss)	11,484	(1,382)	3,186	(2,769)	0	10,519

Net investment income	0	0	0	0	201,438	201,438
Net realized investment gains	0	0	0	0	22,096	22,096
Other revenues (insurance)	0	0	6,182	0	0	6,182
Other expenses (insurance)	0	0	(5,482)	0	0	(5,482)

Segment profit (loss)	$11,484	$(1,382)	$3,886	$(2,769)	$223,534	$234,753

Other revenues (non-insurance)						119,593
Other expenses (non-insurance)						(103,958)
Amortization of intangible assets						(11,717)
Interest expense						(54,891)

Income before income taxes						$183,780

U.S. GAAP combined ratio(1)	98%	101%	99%	NM (2)		99%

Nine Months Ended September 30, 2009

(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$740,485	$226,697	$509,967	$139	$0	$1,477,288
Net written premiums	666,237	209,007	450,099	(140)	0	1,325,203

Earned premiums	717,453	226,945	416,600	(140)	0	1,360,858
Losses and loss adjustment expenses:
Current year	(491,669)	(145,930)	(295,202)	0	0	(932,801)
Prior years	88,514	4,802	67,169	(4,565)	0	155,920
Underwriting, acquisition and insurance expenses	(297,163)	(84,242)	(159,320)	(593)	0	(541,318)

Underwriting profit (loss)	17,135	1,575	29,247	(5,298)	0	42,659

Net investment income	0	0	0	0	199,111	199,111
Net realized investment losses	0	0	0	0	(100,389)	(100,389)

Segment profit (loss)	$17,135	$1,575	$29,247	$(5,298)	$98,722	$141,381

Other revenues (non-insurance)						58,378
Other expenses (non-insurance)						(52,953)
Amortization of intangible assets						(4,341)
Interest expense						(35,939)

Income before income taxes						$106,526

U.S. GAAP combined ratio(1)	98%	99%	93%	NM (2)		97%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	September 30, 2010	December 31, 2009
Segment Assets:
Investing	$8,234,413	$7,844,052
Underwriting	2,100,270	2,214,991

Total Segment Assets	$10,334,683	$10,059,043

Non-insurance operations	246,439	182,853

Total Assets	$10,581,122	$10,241,896

8. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both September 30, 2010 and December 31, 2009, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. The fair value of the credit default swap was $27.0 million at September 30, 2010 and December 31, 2009. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheet. For the quarter and nine months ended September 30, 2010, net investment income included a favorable change in the fair value of the credit default swap of $1.4 million and less than $0.1 million, respectively. For the quarter and nine months ended September 30, 2009, net investment income included a favorable change in the fair value of the credit default swap of $0.6 million and $3.0 million, respectively.

The Company had no other material derivative instruments at September 30, 2010.

9. Employee Benefit Plans

a) Expenses relating to all of the Company’s defined contribution plans were $3.5 million and $10.1 million, respectively, for the quarter and nine months ended September 30, 2010 and $3.3 million and $9.4 million, respectively, for the same periods in 2009.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Service cost	$312	$428	$923	$1,222
Interest cost	1,714	1,527	5,076	4,355
Expected return on plan assets	(2,176)	(1,743)	(6,443)	(4,973)
Amortization of net actuarial pension loss	486	517	1,439	1,474

Net periodic benefit cost	$336	$729	$995	$2,078

The Company contributed $6.2 million to the Terra Nova Pension Plan during the nine months ended September 30, 2010. The Company expects plan contributions to total $6.5 million in 2010.

10. Contingencies

On February 10, 2009, Guaranty Bank, an insured under a program written by the Company covering financial institutions against defaults on second mortgages and home equity loans, filed a lawsuit against the Company’s subsidiary, Evanston Insurance Company (Evanston), and the managing general agent for the program, Universal Assurors Agency, Inc., in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleged violations of the Wisconsin insurance code relating to Guaranty Bank’s policy, which has been in force since 2004, and sought, among other things, the return of all premiums paid under the policy and a declaration requiring continued coverage of losses notwithstanding the claim for return of premiums paid. In September 2010, the parties reached agreement to settle the litigation, with Evanston paying outstanding claims under the policy as of July 1, 2010, and the terms of the policy being amended for the period after July 1, 2010. An underwriting loss of $19.9 million relating to the settlement was recognized in the third quarter of 2010.

Other contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

11. Recent Accounting Pronouncements

Effective in the first quarter of 2010, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which expands disclosure requirements related to fair value measurements. ASU No. 2010-06 requires disclosure of the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance also requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Disclosures about the valuation techniques and inputs used to measure fair value for Level 2 and Level 3 fair value measurements are required as well. Since ASU No. 2010-06 addresses financial statement disclosures only, the adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows. The Company has included the disclosures required by ASU No. 2010-06 in note 12.

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

Effective July 1, 2010, the Company adopted ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives, which clarifies that the only type of embedded credit derivatives that are exempt from bifurcation requirements are those that relate to the subordination of one financial instrument to another. This guidance requires analysis of embedded credit derivative features other than subordination to determine if they require bifurcation and separate accounting treatment. The adoption of ASU No. 2010-11 did not have an impact on the Company’s financial position, results of operations or cash flows.

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, to address diversity in practice within the insurance industry regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance modifies the definition of the types of costs incurred by insurance companies that can be capitalized in the acquisition of new and renewal contracts. This guidance specifies that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be capitalized. ASU No. 2010-26 becomes effective for the Company beginning January 1, 2012, and would allow, but not require, retrospective application. The Company is currently evaluating ASU No. 2010-26 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

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

Derivatives. Derivatives are recorded at fair value on a recurring basis and include a credit default swap. The fair value of the credit default swap is measured by the Company using a third party pricing model. See note 8 for a discussion of the valuation model for the credit default swap, including the key inputs and assumptions to the model. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap has been classified as Level 3 within the fair value hierarchy.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$357,655	$0	$357,655
Obligations of states, municipalities and political subdivisions	0	2,313,586	0	2,313,586
Foreign governments	0	522,545	0	522,545
Residential mortgage-backed securities	0	420,351	0	420,351
Asset-backed securities	0	23,679	0	23,679
Public utilities	0	115,051	0	115,051
Convertible bonds	0	16,537	0	16,537
All other corporate bonds	0	1,746,453	0	1,746,453

Total fixed maturities	0	5,515,857	0	5,515,857

Equity securities:
Insurance companies, banks and trusts	680,083	0	0	680,083
Industrial, consumer and all other	906,677	0	0	906,677

Total equity securities	1,586,760	0	0	1,586,760

Short-term investments	269,354	50,244	0	319,598

Total investments available-for-sale	1,856,114	5,566,101	0	7,422,215

Liabilities:
Derivative contracts	$0	$0	$26,952	$26,952

The following tables summarize changes in Level 3 liabilities measured at fair value on a recurring basis.

	Quarter Ended September 30,
(dollars in thousands)	2010		2009
Derivatives, Beginning of Period	$28,397		$27,630
Total gains included in:
Net income	(1,445)		(649)
Other comprehensive income	0		0
Transfers into Level 3	0		0
Transfers out of Level 3	0		0

Derivatives, End of Period	$26,952		$26,981

Net unrealized gains included in net income relating to liabilities held at September 30, 2010 and 2009	$1,445	(1)	$649	(1)

	Nine Months Ended September 30,
(dollars in thousands)	2010		2009
Derivatives, Beginning of Period	$26,968		$29,964
Total gains included in:
Net income	(16)		(2,983)
Other comprehensive income	0		0
Transfers into Level 3	0		0
Transfers out of Level 3	0		0

Derivatives, End of Period	$26,952		$26,981

Net unrealized gains included in net income relating to liabilities held at September 30, 2010 and 2009	$16	(1)	$2,983	(1)

(1)	Included in net investment income in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during the quarter and nine months ended September 30, 2010. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2010. At September 30, 2010, the Company did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which were financial instruments whose valuations, in many cases, were significantly affected by the lack of market liquidity during 2008 and 2009.

13. Acquisitions

On October 15, 2010, the Company completed its acquisition of 100% of the outstanding shares of Aspen Holdings, Inc. (Aspen), a Nebraska-based privately held insurance group that provides workers’ compensation insurance and related services, principally to small businesses, in 31 states. This acquisition will provide the Company with the ability to expand its insurance operations to include workers’ compensation coverage. Aspen’s subsidiaries collectively underwrite more than $300 million of gross written premium annually. The subsidiaries operate through a network of over 9,000 retail agents and have more than 500 employees based in Nebraska, Rhode Island, Nevada, California and Florida.

Aspen shareholders received cash consideration of approximately $125 million, as well as contingent value rights that may result in the payment of additional cash consideration depending, among other things, upon the development of Aspen’s loss reserves and loss sensitive profit commissions over time. Based on current expectations, the Company believes that it is unlikely that any contingent consideration will be paid related to the contingent value rights.

As an additional part of the consideration, outstanding options to purchase shares of Aspen’s common stock were converted into options to purchase 58,116 shares of the Company’s common stock at an average exercise price of $225.94 per share.

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

Key Performance Indicators

We measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We measure underwriting results by our underwriting profit or loss and combined ratio. These measures are discussed in greater detail under “Results of Operations.”

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Underwriting profit	$28,875	$17,980	$10,519	$42,659
Net investment income	68,652	66,298	201,438	199,111
Net realized investment gains (losses)	8,782	(29,770)	22,096	(100,389)
Other revenues	48,565	15,423	125,775	58,378
Amortization of intangible assets	(3,903)	(1,435)	(11,717)	(4,341)
Other expenses	(41,074)	(14,193)	(109,440)	(52,953)
Interest expense	(18,598)	(12,280)	(54,891)	(35,939)
Income tax (expense) benefit	(28,142)	17,188	(56,500)	2,151
Net (income) loss attributable to noncontrolling interests	93	(85)	(630)	(395)

Net income to shareholders	$63,250	$59,126	$126,650	$108,282

Net income to shareholders for the quarter ended September 30, 2010 increased 7% compared to the same period of 2009 primarily due to an increase in underwriting profit and improved investment returns, which were partially offset by an increase in income taxes. Net income to shareholders for the nine months ended September 30, 2010 increased 17% compared to the same period of 2009 primarily due to improved investment returns. For the nine months ended September 30, 2010, the improved investment returns were partially offset by a deterioration in underwriting results, which was due in part to higher losses from catastrophes, and an increase in income taxes compared to the same period of 2009. For both periods of 2010, the improved investment returns resulted from lower write downs for other-than-temporary declines in the estimated fair value of investments compared to 2009. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Gross premium volume	$521,591	$484,777	$1,528,129	$1,477,288
Net written premiums	$467,155	$430,955	$1,367,886	$1,325,203
Net retention	90%	89%	90%	90%
Earned premiums	$435,355	$448,398	$1,264,178	$1,360,858
Losses and loss adjustment expenses	$224,840	$237,331	$736,245	$776,881
Underwriting, acquisition and insurance expenses	$181,640	$193,087	$517,414	$541,318
Underwriting profit	$28,875	$17,980	$10,519	$42,659

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	103%	94%	98%	98%
Specialty Admitted	100%	99%	101%	99%
London Insurance Market	77%	91%	99%	93%
Other Insurance (Discontinued Lines)	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	93%	96%	99%	97%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 93% and 99%, respectively, for the quarter and nine months ended September 30, 2010 compared to 96% and 97%, respectively, for the same periods in 2009. For the third quarter of 2010, the decrease in the combined ratio was due to more favorable development of prior accident years’ loss reserves and a lower expense ratio, partially offset by a higher current accident year loss ratio compared to the same period of 2009. For the nine months ended September 30, 2010, the increase in the combined ratio was due to a higher current accident year loss ratio and a higher expense ratio, partially offset by more favorable development of prior years’ loss reserves compared to the same period of 2009. For the nine months ended September 30, 2010, the combined ratio included $32.7 million, or 3 points, of underwriting loss on the Chilean earthquake and the Deepwater Horizon drilling rig explosion, which occurred in February 2010 and April 2010, respectively.

The combined ratio for the quarter and nine months ended September 30, 2010 included $32.9 million, or 8 points, and $71.9 million, or 6 points, respectively, of underwriting loss for two programs previously underwritten in the Excess and Surplus Lines segment that were exposed to losses associated with the adverse conditions in the residential mortgage market in recent years. The first of these programs provided coverage to financial institutions for losses on defaults by borrowers on second mortgages and home equity loans. We have been in the process of exiting this program since the first quarter of 2009. During the third quarter of 2010, we settled litigation related to this program with Guaranty Bank, the program’s largest insured, and recognized an underwriting loss of $19.9 million. The second of these programs was an errors and omissions program for mortgage servicing companies, which primarily experienced losses on the 2008 and 2007 accident years. We placed this program into run-off in the third quarter of 2010. Exposure on both programs is principally with regard to loan transactions that occurred before the end of 2008. Delinquencies and losses with regard to these loans have been greater than anticipated, resulting in greater frequency and severity of claims under both programs. Our loss reserves are based on judgments about the future performance of the underlying loans; however, continued weakness or other disruptions in the residential housing markets may result in additional loss experience and require strengthening of our loss reserves.

The expense ratio for the quarter and nine months ended September 30, 2010 included approximately 4 points and 3 points, respectively, of costs associated with the implementation of our One Markel initiative. The expense ratio for the quarter and nine months ended September 30, 2009 included approximately 1 point and 2 points, respectively, of costs associated with the implementation of our One Markel initiative. As discussed in prior periods, the goal of the Atlas project, which is focused on the transformation of our systems and business processes in support of the One Markel business model, is to provide unified systems to handle operational functions, including underwriting and policy issuance, claims, billing, agency management and reinsurance, primarily within the Excess and Surplus Lines segment. During the third quarter of 2010, in response to continuous assessments of cost, organizational effort, program complexity and enterprise risks associated with the Atlas project, we have re-focused and simplified our implementation approach. While our ultimate objectives remain unchanged, we have focused our attention for the immediate future on the successful delivery of the billing and collections system in October 2010, and the development and delivery of a data warehouse and agency internet functionality in 2011. We believe we can be more successful by completing these projects before proceeding with development of the remaining initiatives. Previously capitalized costs of $7.7 million were expensed during the third quarter of 2010.

The combined ratio for the Excess and Surplus Lines segment was 103% and 98%, respectively for the quarter and nine months ended September 30, 2010 compared to 94% and 98%, respectively, for the same periods in 2009. For the third quarter of 2010, the increase in the combined ratio was primarily due to a higher current accident year loss ratio, partially offset by more favorable development on prior years’ loss reserves. For the nine months ended September 30, 2010, a higher current accident year loss ratio was offset by more favorable development on prior years’ loss reserves. The combined ratio for the quarter and nine months ended September 30, 2010 included $32.9 million, or 18 points, and $71.9 million, or 13 points, respectively, of underwriting loss on two programs described above that were impacted by the adverse conditions in the residential mortgage market in recent years. For the quarter and nine months ended September 30, 2009, the combined ratio included $11.8 million, or 6 points, and $26.3 million, or 4 points, respectively, of underwriting loss for these same two programs.

The Excess and Surplus Lines segment’s combined ratio for the quarter and nine months ended September 30, 2010 included $52.8 million and $103.5 million, respectively, of favorable development on prior years’ loss reserves compared to $37.5 million and $88.5 million of favorable development for the same periods in 2009. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2010 were primarily on the 2006 to 2009 accident years of our professional and products liability programs due to lower loss severity than originally anticipated. As the average claim severity estimates on these long-tail books of business decreased, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

The combined ratio for the Specialty Admitted segment was 100% and 101%, respectively, for the quarter and nine months ended September 30, 2010 compared to 99% for each of the same periods in 2009. For the third quarter of 2010, the increase in the combined ratio was due to a higher current accident year loss ratio and less favorable development of prior accident years’ loss reserves, partially offset by a lower expense ratio compared to the same period of 2009. For the nine months ended September 30, 2010, the increase in the combined ratio was due to a higher expense ratio, partially offset by a lower current accident year loss ratio. The Specialty Admitted segment’s combined ratio for the quarter and nine months ended September 30, 2010 included $3.9 million and $4.8 million, respectively, of favorable development on prior years’ loss reserves compared to $4.4 million and $4.8 million, respectively, of favorable development for the same periods in 2009.

The combined ratio for the London Insurance Market segment was 77% and 99%, respectively, for the quarter and nine months ended September 30, 2010 compared to 91% and 93%, respectively, for the same periods in 2009. For the third quarter of 2010, the decrease in the combined ratio was primarily due to more favorable development of prior accident years’ loss reserves compared to the same period of 2009. For the nine months ended September 30, 2010, the combined ratio included $32.7 million, or 8 points, of underwriting loss on the Chilean earthquake and the Deepwater Horizon drilling rig explosion, which occurred in February 2010 and April 2010, respectively. Excluding the effects of losses from these two catastrophes, the London Insurance Market segment’s combined ratio for the nine months ended September 30, 2010 decreased primarily due to more favorable development on prior years’ loss reserves.

The London Insurance Market segment’s combined ratio for the quarter and nine months ended September 30, 2010 included $49.3 million and $75.2 million, respectively, of favorable development on prior years’ loss reserves compared to $29.3 million and $67.2 million of favorable development for the same periods in 2009. The redundancies on prior years’ loss reserves experienced within the London Insurance Market segment during both periods of 2010 occurred in a variety of programs across each of our divisions, primarily on the 2004 to 2008 accident years. These redundancies were due in part to the adverse impact of softening insurance market conditions that began in 2005 and the poor economic conditions experienced in recent years not being as significant as initially anticipated. Actual losses have been less than originally expected in our actuarial analyses, most notably in our long-tail professional liability programs. As a result of this favorable experience, management reduced prior years’ loss reserves accordingly.

The loss reserve redundancies in the London Insurance Market segment for the nine months ended September 30, 2010 were partially offset by adverse loss reserve development on prior years’ loss reserves in the Professional and Financial Risks division related to medical malpractice coverage for Italian hospitals and professional indemnity coverage for construction professionals in Australia. During the second quarter of 2010, actual claims experience for both of these books of business was greater than expected and as a result, our actuaries increased their estimates of ultimate losses, and management increased prior years’ loss reserves by $28.8 million. In late 2008, we ceased writing medical malpractice coverage at Markel International, and in June 2010, we ceased writing coverage on construction professionals in Australia.

Results for the London Insurance Market segment for the quarter and nine months ended September 30, 2010 also included the results of Elliott Special Risks (ESR), a Canadian managing general agent that we acquired in October 2009. During the quarter and nine months ended September 30, 2010, ESR had operating revenues of $1.3 million and $6.2 million, respectively. Operating revenues for both periods of 2010 were primarily related to commission income from third party insurance entities. Operating revenues and expenses for ESR are included in other revenues and other expenses in the consolidated statement of income and comprehensive income.

The Other Insurance (Discontinued Lines) segment produced underwriting losses of $0.4 million and $2.8 million, respectively, for the quarter and nine months ended September 30, 2010 compared to underwriting losses of $9.5 million and $5.3 million, respectively, for the same periods of 2009. The underwriting loss for both the quarter and nine months ended September 30, 2009 included $10 million of loss reserve development on asbestos and environmental exposures. We completed an annual review of these exposures during the third quarters of 2010 and 2009. During our 2009 annual review, we increased our estimate of the number of claims that would ultimately be closed with an indemnity payment and, as a result, increased prior years’ loss reserves accordingly. During our 2010 review, we determined that no adjustment to loss reserves was required. Asbestos and environmental loss reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our asbestos and environmental reserves are not discounted to present value and are forecasted to pay out over the next 50 years. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume

Quarter Ended September 30,			Nine Months Ended September 30,
2010	2009	(dollars in thousands)	2010	2009
$238,622	$246,790	Excess and Surplus Lines	$692,949	$740,485
104,292	86,146	Specialty Admitted	261,138	226,697
178,677	151,768	London Insurance Market	573,999	509,967
0	73	Other Insurance (Discontinued Lines)	43	139

$521,591	$484,777	Total	$1,528,129	$1,477,288

Gross premium volume for the quarter and nine months ended September 30, 2010 increased 8% and 3%, respectively, compared to the same periods in 2009. In both periods of 2010, we had higher gross premium volume in the London Insurance Market segment, which was due in part to our acquisition of ESR in late 2009. In addition, the Excess and Surplus Lines segment included $18.8 million of gross premium volume related to our settlement with Guaranty Bank in both periods of 2010. These increases were partially offset by continued competition across many of our product lines, particularly within the Excess and Surplus Lines segment. In general, we believe prevailing rates within the property and casualty insurance marketplace are lower than our targeted pricing levels. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume for many of our product lines, most notably within the Excess and Surplus Lines segment, has declined and, if the competitive environment does not improve, could decline further in the future.

During the quarter and nine months ended September 30, 2010, gross premium volume in both the Excess and Surplus Lines and Specialty Admitted segments was impacted by the transfer of certain programs from the Excess and Surplus Lines segment to the Specialty Admitted segment. This transfer had no impact on total gross premium volume and was made to better align the reporting of these programs with their distribution strategy. For the quarter and nine months ended September 30, 2010, the Specialty Admitted segment included approximately $7 million and $24 million, respectively, of gross premium volume on these transferred programs.

Net Written Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2010	2009	(dollars in thousands)	2010	2009
$208,299	$219,237	Excess and Surplus Lines	$618,835	$666,237
98,521	79,135	Specialty Admitted	242,199	209,007
160,120	132,543	London Insurance Market	506,594	450,099
215	40	Other Insurance (Discontinued Lines)	258	(140)

$467,155	$430,955	Total	$1,367,886	$1,325,203

Net retention of gross premium volume was 90% for both the quarter and nine months ended September 30, 2010 compared to 89% and 90%, respectively, for the same periods in 2009. For the nine months ended September 30, 2010, net written premiums in the London Insurance Market segment were reduced by $10.7 million of additional reinsurance costs resulting from the Deepwater Horizon loss. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums

Quarter Ended September 30,			Nine Months Ended September 30,
2010	2009	(dollars in thousands)	2010	2009
$207,166	$226,650	Excess and Surplus Lines	$621,331	$717,453
79,396	73,456	Specialty Admitted	227,000	226,945
148,579	148,252	London Insurance Market	415,590	416,600
214	40	Other Insurance (Discontinued Lines)	257	(140)

$435,355	$448,398	Total	$1,264,178	$1,360,858

Earned premiums for the quarter and nine months ended September 30, 2010 decreased 3% and 7%, respectively, compared to the same periods of 2009. The decrease in both periods of 2010 was primarily due to lower earned premiums in the Excess and Surplus Lines segment as a result of lower gross premium volume compared to 2009. For the quarter and nine months ended September 30, 2010, the Excess and Surplus Lines segment included $18.8 million of earned premiums related to our settlement with Guaranty Bank. For the nine months ended September 30, 2010, earned premiums in the London Insurance Market segment were reduced by $10.7 million of additional reinsurance costs resulting from the Deepwater Horizon loss.

Investing Results

Net investment income for the third quarter of 2010 was $68.7 million compared to $66.3 million for the third quarter of 2009. Net investment income was $201.4 million for the nine months ended September 30, 2010 and $199.1 million for the nine months ended September 30, 2009. For both periods of 2010, net investment income increased primarily due to having higher average invested assets compared to the same periods of 2009, although market yields continue to trend downward. For the quarter and nine months ended September 30, 2010, net investment income included a favorable change in the fair value of our credit default swap of $1.4 million and less than $0.1 million, respectively, compared to a favorable change in the fair value of our credit default swap of $0.6 million and $3.0 million in the same periods of 2009.

Net realized investment gains for the third quarter of 2010 were $8.8 million compared to net realized investment losses of $29.8 million for the same period of 2009. For the third quarter of 2010, we did not recognize any write downs for other-than-temporary declines in the estimated fair value of investments. For the third quarter of 2009, net realized investment losses included $22.4 million of write downs for other-than-temporary declines in the estimated fair value of investments. For the nine months ended September 30, 2010, net realized investment gains were $22.1 million compared to net realized investment losses of $100.4 million for the same period of 2009. Net realized investment gains for the nine months ended September 30, 2010 included $6.3 million of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment losses for the nine months ended September 30, 2009 included $85.9 million of write downs for other-than-temporary declines in the estimated fair value of investments.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At September 30, 2010, we held securities with gross unrealized losses of $23.9 million, or less than 1% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no securities with indications of declines in estimated fair value that were other-than-temporary at September 30, 2010. However, given the volatility in the debt and equity markets, we caution readers that future declines in fair value could be significant and may result in additional other-than-temporary impairment charges. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations include the results of AMF Bakery Systems, ParkLand Ventures, Inc., Panel Specialists, Inc. (effective October 2009), Ellicott Dredge Enterprises, LLC (effective November 2009), Solbern, Inc. (effective May 2010) and Markel Eagle Partners, LLC (effective May 2010). Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. Revenues for our non-insurance operations were $47.3 million for the quarter ended September 30, 2010 compared to $15.4 million for the same period of 2009. For the nine months ended September 30, 2010, revenues for our non-insurance operations were $119.6 million compared to $58.4 million for the same period of 2009.

Interest Expense and Income Taxes

Interest expense for the third quarter of 2010 increased to $18.6 million from $12.3 million in the same period of 2009. Interest expense for the nine months ended September 30, 2010 increased to $54.9 million from $35.9 million in the same period of 2009. For both periods of 2010, the increase compared to the same periods of 2009 was primarily due to our $350 million issuance of 7.125% unsecured senior notes in September 2009.

The estimated annual effective tax rate was 31% as of September 30, 2010, which differed from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. For the nine months ended September 30, 2010, the benefit from tax-exempt investment income was partially offset by having a higher effective tax rate on foreign operations. The estimated income tax benefit was 2% of income before income taxes as of September 30, 2009, which included tax benefits associated with our foreign operations. Before considering the tax benefits related to foreign operations, the effective tax rate as of September 30, 2009 was 20%, which differed from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The effective tax rate as of September 30, 2009 included a 24% income tax benefit that resulted from a one-time tax benefit related to a change in United Kingdom tax law that became effective in the third quarter of 2009.

During the quarter ended September 30, 2010, our 2006 federal income tax year closed to audit by the Internal Revenue Service (IRS). With few exceptions, we are no longer subject to income tax examination by tax authorities for years ended before January 1, 2007.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $225.3 million for the third quarter of 2010 compared to comprehensive income to shareholders of $339.9 million for the same period of 2009. Comprehensive income to shareholders for the third quarter of 2010 included an increase in net unrealized gains on investments, net of taxes, of $161.6 million and net income to shareholders of $63.3 million. Comprehensive income to shareholders for the third quarter of 2009 included an increase in net unrealized gains on investments, net of taxes, of $277.5 million and net income to shareholders of $59.1 million. For the nine months ended September 30, 2010, comprehensive income to shareholders was $326.0 million compared to $509.7 million for the same period in 2009. Comprehensive income to shareholders for the nine months ended September 30, 2010 included an increase in net unrealized gains on investments, net of taxes, of $196.4 million and net income to shareholders of $126.7 million. Comprehensive income to shareholders for the nine months ended September 30, 2009 included an increase in net unrealized gains on investments, net of taxes, of $389.8 million and net income to shareholders of $108.3 million.

Financial Condition

Invested assets were $8.2 billion at September 30, 2010 compared to $7.8 billion at December 31, 2009. Net unrealized gains on investments, net of taxes, were $614.2 million at September 30, 2010 compared to $417.8 million at December 31, 2009. Equity securities were $1.6 billion, or 19% of invested assets, at September 30, 2010 compared to $1.3 billion, or 17% of invested assets, at December 31, 2009.

Net cash provided by operating activities was $172.8 million for the nine months ended September 30, 2010 compared to $218.6 million for the same period of 2009. In 2009, net cash provided by operating activities included the receipt of $33.6 million related to our 2008 federal income tax refund.

Net cash used by investing activities was $172.5 million for the nine months ended September 30, 2010 compared to $85.9 million for the same period of 2009. During 2010, given the improvement in the financial markets over the latter half of 2009 and continuing into 2010, we increased our purchases of fixed maturities and equity securities and have been gradually shifting our investment portfolio’s allocation from short-term investments and cash and cash equivalents to higher yielding investment securities. During the first nine months of 2010, cash of $30.8 million was used by ParkLand Ventures, Inc., a subsidiary of Markel Ventures, to acquire additional manufactured housing communities.

Net cash used by financing activities was $33.6 million for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $251.8 million for the same period of 2009. During the first nine months of 2010, cash of $42.1 million was used to repurchase 123,950 shares of our common stock. In September 2009, we received net proceeds of $347.2 million associated with the issuance of $350 million of 7.125% unsecured senior notes, and we repaid $150 million of borrowings that were outstanding under our revolving credit facility.

On June 9, 2010, we entered into a new revolving credit facility, which provides $270 million of capacity for working capital and other general corporate purposes. This facility replaced our previous $375 million revolving credit facility and expires in June 2013. We had no borrowings outstanding related to the facility during the third quarter of 2010.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 25% at September 30, 2010 compared to 26% at December 31, 2009. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

On October 15, 2010, we completed our acquisition of 100% of the outstanding shares of Aspen Holdings, Inc. (Aspen), a Nebraska-based privately held insurance group that provides workers’ compensation insurance and related services, principally to small businesses, in 31 states. This acquisition will provide us with the ability to expand our insurance operations to include workers’ compensation coverage. Aspen’s subsidiaries collectively underwrite more than $300 million of gross written premium annually.

Aspen shareholders received cash consideration of approximately $125 million, as well as contingent value rights that may result in the payment of additional cash consideration depending, among other things, upon the development of Aspen’s loss reserves and loss sensitive profit commissions over time. Based on current expectations, we believe that it is unlikely that any contingent consideration will be paid related to the contingent value rights. As an additional part of the consideration, outstanding options to purchase shares of Aspen’s common stock were converted into options to purchase 58,116 shares of our common stock at an average exercise price of $225.94 per share.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

At September 30, 2010, our holding company had $902.6 million of invested assets compared to $1.0 billion of invested assets at December 31, 2009.

Shareholders’ equity was $3.1 billion at September 30, 2010 compared to $2.8 billion at December 31, 2009. Book value per share increased to $314.74 at September 30, 2010 from $282.55 at December 31, 2009 primarily due to $326.0 million of comprehensive income to shareholders for the nine months ended September 30, 2010.

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

During the nine months ended September 30, 2010, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2009.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 92% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2010, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at September 30, 2010 was $8.2 billion, 81% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 19% of which was invested in equity securities. At December 31, 2009, the estimated fair value of our investment portfolio was $7.8 billion, 82% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 18% of which was invested in equity securities and investments in affiliates.

Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances. At September 30, 2010, we did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral, which were financial instruments whose valuations, in many cases, were significantly affected by the lack of market liquidity during 2008 and 2009.

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

During the third quarter of 2010, we completed a redesign of our general ledger accounting system that allows for additional regional financial reporting functionality to support our One Markel initiative within the Excess and Surplus Lines segment. We also completed the implementation of a new tax provision software package that provides opportunities for greater efficiency and enhanced controls within our tax accounting process.

There were no other changes in our internal control over financial reporting during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

the frequency and severity of catastrophic events (including earthquakes and weather-related catastrophes) is unpredictable and, in the case of weather-related catastrophes, may be exacerbated if, as many forecast, conditions in the oceans and atmosphere result in increased hurricane or other adverse weather-related activity;

•

changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	we have exposure to losses associated with the adverse conditions in the residential mortgage market, principally with respect to loan transactions that occurred before the end of 2008;

our loss reserves are based on judgments about the future performance of the underlying loans; however, continued weakness or other disruptions in the residential housing markets may result in additional loss experience and require strengthening of our loss reserves;

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

•	we cannot predict the impact of recently adopted U.S. health care reform legislation and regulations under that legislation on our business;

•	our Atlas system and business process initiative may take longer to implement and cost more than we anticipate and may not achieve some or all of its objectives;

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended September 30, 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2010 through July 31, 2010	0	0	0	$39,171

August 1, 2010 through August 31, 2010	53,850	$331.02	53,850	$21,346

September 1, 2010 through September 30, 2010	0	0	0	$21,346

Total	53,850	$331.02	53,850	$21,346

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November 2010.

Markel Corporation

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chief Executive Officer and Chairman of the Board of Directors

By	/s/ Anne G. Waleski
Anne G. Waleski
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Number	Description

3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (3.1)b

4(i)	Form of Credit Agreement dated as of June 9, 2010 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4(i))c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2010 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Schedule of Base Salaries for Executive Officers*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101	The following consolidated financial statements from Markel Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 5, 2010, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 14, 2010.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2010.
*	Filed with this report.