Form 10-K
period 2010-12-31
MARKEL CORP
filed 2011-02-28
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

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

Common Stock, no par value

7.50% Senior Debentures due 2046

New York Stock Exchange, Inc.

(title of each class and name of the exchange on which registered)

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates as of June 30, 2010 was approximately $3,020,713,353.

The number of shares of the registrant’s Common Stock outstanding at February 16, 2011: 9,718,932.

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 9, 2011, referred to in Part III.

Index and Cross References-Form 10-K Annual Report

Item No.		Page

Part I
1.	Business	12-33, 129-131
1A.	Risk Factors	30-33
1B.	Unresolved Staff Comments	NONE
2.	Properties (note 5)	53
3.	Legal Proceedings (note 14)	69
4.	[Reserved]
4A.	Executive Officers of the Registrant	132

Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	83, 129-130
6.	Selected Financial Data	34-35
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	88-128
7A.	Quantitative and Qualitative Disclosures About Market Risk	120-125
8.	Financial Statements and Supplementary Data The response to this item is submitted in Item 15 and on page 83.
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	NONE
9A.	Controls and Procedures	85-87, 126
9B.	Other Information	NONE

Part III
10.	Directors, Executive Officers and Corporate Governance*	132
	Code of Conduct	131
11.	Executive Compensation*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13.	Certain Relationships and Related Transactions, and Director Independence*
14.	Principal Accounting Fees and Services*

*Portions of Item 10 and Items 11, 12, 13 and 14 will be incorporated by reference from the Registrant’s 2011 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV
15.	Exhibits, Financial Statement Schedules a. Documents filed as part of this Form 10-K (1) Financial Statements

	Consolidated Balance Sheets at December 31, 2010 and 2009	36

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008	37

	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2010, 2009 and 2008	38

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	39

	Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008	40-83

	Reports of Independent Registered Public Accounting Firm	84-86

(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements and Notes thereto.

(3) See Index to Exhibits for a list of Exhibits filed as part of this report b. See Index to Exhibits and Item 15a(3) c. See Index to Financial Statements and Item 15a(2)

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW

We are a diverse financial holding company serving a variety of niche markets. Our principal business markets and underwrites specialty insurance products and programs. We believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. We also own interests in various businesses that operate outside of the specialty insurance marketplace. Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value.

Specialty Insurance

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for hard-to-place risks that generally do not fit the underwriting criteria of standard carriers. For example, United States insurance regulations generally require an Excess and Surplus Lines (E&S) account to be declined by admitted carriers before an E&S company may write the business. Hard-to-place risks written in the Specialty Admitted market cover insureds engaged in similar, but highly specialized activities who require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. Hard-to-place risks in the London market are generally distinguishable from standard risks due to the complexity or significant size of the risk.

Competition in the specialty insurance market tends to focus less on price than in the standard insurance market and more on other value-based considerations, such as availability, service and expertise. While specialty market exposures may have higher perceived insurance risks than their standard market counterparts, we seek to manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our chosen markets. Many of our accounts are considered on an individual basis where customized forms and tailored solutions are employed.

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings. Examples of niche markets that we have targeted include wind and earthquake exposed commercial properties, liability coverage for highly specialized professionals, equine-related risks, workers’ compensation insurance for small businesses, yachts and other watercraft, motorcycles and marine, energy and environmental-related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the loss exposure, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

Markets

The E&S market focuses on hard-to-place risks and loss exposures that generally cannot be written in the standard market. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard market.

12  |

In 2009, the E&S market represented approximately $33 billion, or 7%, of the approximately $475 billion United States property and casualty (P&C) industry.(1) We are the sixth largest E&S writer in the United States as measured by direct premium writings.(1) In 2010, we wrote $898 million of business in our Excess and Surplus Lines segment.

We also write business in the Specialty Admitted market. Most of these risks, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. The Specialty Admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. In late 2010, we acquired Aspen Holdings, Inc. and began writing workers’ compensation insurance within the Specialty Admitted market. In 2010, we wrote $375 million of business in our Specialty Admitted segment.

The London market, which produced approximately $50 billion of gross written premium in 2009, is the largest insurance market in Europe and third largest in the world.(2) The London market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London market is also largely a subscription market, which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd’s syndicate, often due to the high limits of insurance coverage required. We write business on both a direct and subscription basis in the London market. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

In 2009, gross premium written through Lloyd’s syndicates generated approximately two-thirds of the London market’s international insurance business(2), making Lloyd’s the world’s second largest commercial surplus lines insurer(1) and fifth largest reinsurer.(3) Corporate capital providers often provide a majority of a syndicate’s capacity and also often own or control the syndicate’s managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2009, corporate capital providers accounted for approximately 95% of total underwriting capacity in Lloyd’s.(4)

We participate in the London market through Markel International, which includes Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for our syndicate at Lloyd’s, Markel Syndicate 3000, which is managed by Markel Syndicate Management Limited. In 2010, we wrote $709 million of business in our London Insurance Market segment.

In 2010, 28% of consolidated premium writings related to foreign risks (i.e., coverage for risks located outside of the United States), of which 25% were from the United Kingdom and 17% were from Canada. In 2009, 26% of our premium writings related to foreign risks, of which 28% were from the United Kingdom. In 2008, 23% of our premium writings related to foreign risks, of which 32% were from the United Kingdom. In each of these years, there were no other individual foreign countries from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

(1)	U.S. Surplus Lines – 2010 Market Review Special Report, A.M. Best Research (September 2010).

(2)	Insurance 2010, TheCityUK (December 2010).

(3)	Top Ten Global Reinsurers by Net Reinsurance Premiums Written 2009, Business Insurance (September 2010).

(4)	Lloyd’s Highlights, Lloyd’s (April 2010).

|  13

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

The Insurance Market Cycle

After a decade of soft market conditions, the insurance industry experienced favorable conditions beginning in late 2000, which continued through 2003 for most product lines. During 2004, the market began to soften and the industry began to show signs of increased competition. Since 2005, we have been in a soft insurance market and have experienced intense competition. During the current soft market cycle, we have experienced price deterioration in virtually all of our product areas due in part to an increased presence of standard insurance companies in our markets. During 2008, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes, the rate of decline in prices began to slow. However, the effects of the economic environment contributed to further declines in gross premium volume in 2009 and 2010. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity in recent years. In 2010, we continued to experience pricing pressure due in part to intense competition, which resulted in further price deterioration across many of our product lines, most notably our professional and products liability programs within the Excess and Surplus Lines segment. However, we experienced moderate price increases in several product lines during 2010, most notably those offered by Markel International.

We routinely review the pricing of our major product lines and have pursued price increases in many product areas; however, as a result of continued soft insurance market conditions, our targeted price increases have been met with resistance in the marketplace, particularly within the Excess and Surplus Lines segment. In general, we believe prevailing rates within the property and casualty insurance marketplace are lower than our targeted pricing levels. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume for many of our product lines, most notably within the Excess and Surplus Lines segment, has declined and, if the competitive environment does not improve, could decline further in the future.

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

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2010, our combined ratio was 97%. See Management’s Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

The following graph compares our combined ratio to the P&C industry’s combined ratio for the past five years.

Underwriting Segments

We define our underwriting segments based on the areas of the specialty insurance market in which we compete, the Excess and Surplus Lines, Specialty Admitted and London markets. See note 17 of the notes to consolidated financial statements for additional segment reporting disclosures.

For purposes of segment reporting, our Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with the acquisitions of insurance operations. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits.

|  15

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

MARKEL CORPORATION

2010 CONSOLIDATED GROSS PREMIUM VOLUME ($2.0 billion)

Excess and Surplus Lines Segment

Our Excess and Surplus Lines segment reported gross premium volume of $898.4 million, earned premiums of $809.7 million and an underwriting profit of $35.6 million in 2010.

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

The Excess and Surplus Lines segment is comprised of five regions, and each regional underwriting office is responsible for serving the needs of the wholesale producers located in its region. Our regional teams focus on customer service and marketing, underwriting and distributing our insurance solutions and provide customers easy access to the majority of our products.

In the Excess and Surplus Lines segment, we wrote business through the following regional underwriting offices during 2010:

•	Markel Northeast (Red Bank, NJ)

•	Markel Southeast (Glen Allen, VA)

•	Markel Midwest (Deerfield, IL)

•	Markel Mid South (Plano, TX)

•	Markel West (Woodland Hills, CA and Scottsdale, AZ)

We also have a product line leadership group that has primary responsibility both for developing and maintaining underwriting and pricing guidelines on our existing products and for new product development. The product line leadership group also delegates underwriting authority to the regional underwriters to ensure that the products needed by our customers are available through the regional offices and provides underwriting training and development so that our regional underwriting teams have the expertise to underwrite the risk or to refer risks to our product line experts as needed. The product line leadership group is under the direction of our Chief Underwriting Officer, who also is ultimately responsible for the underwriting activities of our Specialty Admitted and London Insurance Market segments.

16  |

Product offerings within the Excess and Surplus Lines segment include:

•	Property and Casualty

•	Professional Liability

•	Excess and Umbrella

•	Environmental

•	Transportation

•	Inland Marine

•	Ocean Marine

•	Miscellaneous Coverages

These product offerings are generally available in all of the regional offices included in the Excess and Surplus Lines segment.

EXCESS AND SURPLUS LINES SEGMENT

2010 GROSS PREMIUM VOLUME ($898 MILLION)

Our property and casualty product offerings include a variety of liability coverages focusing on light-to-medium casualty exposures such as restaurants and bars, child and adult care facilities, vacant properties, builder’s risk, general or artisan contractors and office buildings. In addition, we offer third party protection on either an occurrence or claims-made basis to manufacturers, distributors, importers and re-packagers of manufactured products. We also provide property coverages for similar classes of business ranging from small, single-location accounts to large, multi-state, multi-location accounts. Property coverages consist principally of fire, allied lines (including windstorm, hail and water damage) and other specialized property coverages, including catastrophe-exposed property risks such as earthquake and wind on both a primary and excess basis. Catastrophe-exposed property risks are typically larger and are lower frequency and higher severity in nature than more standard property risks.

|  17

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Our professional liability product offerings include unique solutions for highly specialized professions, including architects and engineers, lawyers, agents and brokers, service technicians and computer consultants. We also offer claims-made medical malpractice coverage for doctors, dentists, podiatrists and other medical professionals; claims-made professional liability coverage to individual healthcare providers such as therapists, pharmacists, physician assistants and nurse anesthetists; and coverages for medical facilities and other allied healthcare risks such as clinics, laboratories, medical spas, home health agencies, small hospitals, pharmacies and nursing homes. This product line also includes coverage for employment practices liability, not-for-profit and for-profit directors’ and officers’ liability, fiduciary liability and tenant discrimination coverages. Additionally, we offer a data privacy and security product, which provides coverage for data breach and privacy liability, data breach loss to insureds and electronic media coverage.

We offer excess and umbrella solutions, primarily to commercial businesses, over approved underlying insurance carriers. Coverage can be written on either an occurrence or claims-made basis. Targeted classes of business include commercial and residential construction contractors and subcontractors, manufacturers, wholesalers, retailers, service providers, municipalities and school districts.

Our environmental product offerings target small to mid-sized environmental contractors and provide a complete array of environmental coverages, including environmental consultants’ professional liability, contractors’ pollution liability and site specific environmental impairment liability. The professional liability cover is offered on a claims-made basis and targets risks inherent in the businesses of environmental consultants and engineers. The contractors’ pollution liability cover is offered on either a claims-made or occurrence basis and protects environmental contractors, trade contractors and general contractors. The environmental impairment liability cover is offered on a claims-made basis and protects commercial, industrial, environmental, habitational and institutional facilities against pollution to their premises.

Our transportation product offerings include auto physical damage coverages for high-value automobiles such as race cars and antique vehicles, as well as all types of specialty commercial vehicles including dump trucks, coal haulers, logging trucks, bloodmobiles, mobile stores, public autos, couriers and house moving vehicles. We offer dealer’s open lot and garagekeeper’s legal liability coverages, targeting used car and truck, motorcycle and mobile home and recreational vehicle dealers, as well as repair shops. We also offer vehicular liability and physical damage coverages for local and intermediate haul commercial trucks. Additionally, we provide liability coverage to operators of small to medium-sized owned and operated taxicab fleets, non-emergency ambulances and multi-line specialty products designed for the unique characteristics of the garage industry.

Our inland marine product offerings include a number of specialty coverages for risks such as motor truck cargo, warehouseman’s legal liability and contractors’ equipment. In addition, this product line group includes builder’s risk coverage. Motor truck cargo coverage is offered to haulers of commercial goods for damage to third party cargo while in transit. Warehouseman’s legal liability provides coverage to warehouse operators for damage to third party goods in storage. Contractors’ equipment cover provides protection for first party property damage to contractors’ equipment including tools and machinery. Also included in this product line group is first party property coverage for miscellaneous property including slot machines, ATMs, medical equipment, musical instruments and amusement equipment.

18  |

Our ocean marine product offerings include general liability, professional liability, property and cargo for many marine-related classes. Targeted marine classes include marine artisan contractors, boat dealers and marina owners. Coverages offered include general liability and property coverages, as well as hull physical damage, protection and indemnity and third party property coverage for ocean cargo.

Miscellaneous coverages offered include casualty facultative reinsurance, railroad first and third party insurance, public entity insurance and reinsurance and specialized insurance programs for specific classes of business. Casualty facultative reinsurance is written for individual casualty risks focusing on general liability, products liability, automobile liability and certain classes of miscellaneous professional liability. Targeted classes include low frequency, high severity, short-tail general liability risks. Casualty facultative placements offer coverages that possess favorable underwriting characteristics, such as control of individual risk selection and pricing. Our railroad product offers first and third party coverages for short-line and regional railroads, scenic and tourist railroads, commuter and light rail trains and railroad equipment. Public entity insurance and reinsurance programs provide coverage for government entities including counties, municipalities, schools and community colleges.

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $375.0 million, earned premiums of $343.6 million and an underwriting profit of $1.3 million in 2010.

In the Specialty Admitted market, we wrote business through the following underwriting units during 2010:

•	Markel Specialty (Glen Allen, VA)

•	Markel American Specialty Personal and Commercial Lines (Pewaukee, WI)

•	FirstComp (Omaha, NE)

SPECIALTY ADMITTED SEGMENT

2010 GROSS PREMIUM VOLUME ($375 MILLION)

|  19

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Markel Specialty. The Markel Specialty unit focuses on providing total insurance programs for businesses engaged in highly specialized activities. These activities typically do not fit the risk profiles of standard insurers and make complete coverage difficult to obtain from a single insurer.

The Markel Specialty unit is organized into product areas that concentrate on particular markets and customer groups. The property and casualty division writes commercial coverages for youth and recreation oriented organizations, such as children’s camps, conference centers, YMCAs, YWCAs, Boys and Girls Clubs, child care centers, nursery schools, private and Montessori schools and gymnastics, martial arts and dance schools. This division also writes commercial coverages for social service organizations, museums and historic homes, performing arts organizations, bed and breakfast inns, outfitters and guides, hunting and fishing lodges, dude ranches and rod and gun clubs. The horse and farm operations specialize in insurance coverages for equine-related risks, such as horse mortality, theft, infertility, transit and specified perils. We also provide property and liability coverages for farms and boarding, breeding and training facilities. The accident and health division writes liability and accident insurance for amateur sports organizations, accident and medical insurance for colleges, universities, public schools and private schools, monoline accident and medical coverage for various niche markets, short-term medical insurance, pet health insurance, stop-loss insurance for self-insured medical plans and medical excess reinsurance coverage. The garage division provides commercial coverages for auto repair garages, gas stations and convenience stores and used car dealers. The general agent programs division develops partnerships with managing general agents to offer single source admitted and non-admitted programs for a specific class or line of business. We seek general agents who utilize retailers as their primary source of distribution. Underwriting, policy issuance and business development authority are delegated to the managing general agent. The Markel Risk Solutions facility works with select retail producers on a national basis to provide admitted market solutions to accounts having difficulty finding coverage in the standard marketplace. Accounts of various classes and sizes are written with emphasis placed on individual risk underwriting and pricing.

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

MARKEL SPECIALTY

2010 GROSS PREMIUM VOLUME ($230 MILLION)

20  |

Markel American Specialty Personal and Commercial Lines. The Markel American Specialty Personal and Commercial Lines unit offers its insurance products in niche markets and focuses its underwriting on marine, recreational vehicle, property and other personal and commercial line coverages. The marine division markets personal lines insurance coverage for watercraft, older boats, high performance boats and yachts. The marine division also provides coverage for small fishing ventures, charters, utility boats and boat rentals. The recreational vehicle division provides coverage for motorcycles, snowmobiles and ATVs. The property division provides coverage for mobile homes, dwellings and homeowners that do not qualify for standard homeowners coverage, as well as contents coverage for renters. Mobile home coverages include primary, seasonal and rental mobile homes. Coverage is offered for motor homes, as well as motor home rental operations. Commercial coverages include specialty insurance products, most notably professional liability coverages that we design and administer on behalf of other insurance carriers and ultimately assume on a reinsurance basis. Other products offered by this unit include special event protection, which provides for cancellation and/or liability coverage for weddings, anniversary celebrations and other personal events; supplemental natural disaster coverage, which offers additional living expense protection for loss due to specific named perils including flood; renters’ protection coverage, which provides tenant homeowner’s coverage on a broader form than the standard renter’s policy; excess flood coverage, which provides coverage above the National Flood Insurance Program limits; and collector vehicle coverage, which provides comprehensive coverage for a variety of collector vehicles including antique autos and motorcycles.

Markel American Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets. The unit distributes its marine, property and other products through wholesale or specialty retail producers. The recreational vehicle program and some marine products are marketed directly to the consumer using direct mail, internet and telephone promotions, as well as relationships with various motorcycle and boat manufacturers, dealers and associations. The Markel American Specialty Personal and Commercial Lines unit writes the majority of its business in Markel American Insurance Company (MAIC). MAIC is domiciled in Virginia and is licensed to write P&C business in all 50 states and the District of Columbia.

MARKEL AMERICAN SPECIALTY PERSONAL AND COMMERCIAL LINES

2010 GROSS PREMIUM VOLUME ($104 MILLION)

|  21

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

FirstComp. On October 15, 2010, we completed our acquisition of Aspen Holdings, Inc., a Nebraska-based privately held corporation whose FirstComp insurance group provides workers’ compensation insurance and related services, principally to small businesses, in 31 states. The majority of FirstComp business is produced by retail insurance agents. FirstComp business produced for our benefit is written on FirstComp Insurance Company, which is domiciled in Nebraska, or MIC. FirstComp also produces business for unaffiliated insurance companies through FirstComp Underwriters Group, Inc. and FirstComp Insurance Agency, Inc., which act as managing general agents. FirstComp has distribution relationships with more than 8,000 independent insurance agencies. These agencies are generally located in small towns and have been underserved by other market participants because of their size. For expense efficiency reasons, carriers often will not do business with agencies that do not have large books of business. Utilizing its proprietary technology platform, FirstComp is able to service these small agencies in a cost-efficient manner.

The FirstComp operations collectively produced approximately $290 million of gross written premiums in 2010. During 2010, the Specialty Admitted segment included $40.7 million of gross premium volume produced by FirstComp.

London Insurance Market Segment

Our London Insurance Market segment reported gross premium volume of $709.0 million, earned premiums of $577.5 million and an underwriting profit of $26.1 million in 2010.

LONDON INSURANCE MARKET SEGMENT

2010 GROSS PREMIUM VOLUME ($709 MILLION)

This segment is comprised of Markel International, which is headquartered in London, England. In addition to seven branch offices in the United Kingdom, Markel International has offices in Canada, Spain, Singapore and Sweden. Markel International writes specialty property, casualty, professional liability, equine, marine, energy and trade credit insurance on a direct and reinsurance basis. Business is written worldwide with approximately 23% of writings coming from the United States.

22  |

Markel International. Markel International is comprised of the following underwriting divisions which, to better serve the needs of our customers, have the ability to write business through either MIICL or Markel Syndicate 3000:

•	Marine and Energy

•	Non-Marine Property

•	Professional and Financial Risks

•	Retail

•	Specialty

•	Equine

•	Trade Credit

•	Elliott Special Risks (ESR)

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

|  23

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

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

The Equine division writes bloodstock, livestock and aquaculture-related products on a worldwide basis. The bloodstock account provides coverage for risks of mortality, theft, infertility and specified perils for insureds ranging in size from large stud farms to private horse owners. The livestock account provides coverage for farms, zoos, animal theme parks and safari parks. The aquaculture account provides comprehensive coverage for fish at onshore farms, offshore farms and in-transit risks.

The Trade Credit division writes short-term trade credit coverage for commercial risks, including insolvency and protracted default. Political risks are covered in conjunction with commercial risks for currency inconvertibility, government action, import/export license cancellation, public buyer default and war. Products include coverages for captive reinsurance, trade receivables securitization, vendor financing, pre-credit/work in progress, anticipatory credit, factoring and contract replacement. Policy structures are on an excess of loss basis or ground up for specific or named buyer risks.

ESR underwrites a diverse portfolio of property and casualty coverages for Canadian domiciled insureds. ESR provides primary general liability, products liability, excess and umbrella, environmental liability and property coverages. ESR also writes professional indemnity, directors and officers and equine products.

Reinsurance

We purchase reinsurance in order to reduce our retention on individual risks and to have the ability to underwrite policies with sufficient limits to meet policyholder needs. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase catastrophe reinsurance coverage for our catastrophe-exposed policies, and we seek to manage our exposures under this coverage so that no exposure to any one reinsurer is material to our ongoing business. Net retention of gross premium volume was 89% in 2010 and 90% in 2009. We do not purchase or sell finite reinsurance products or use other structures that would have the effect of discounting loss reserves.

The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. To become our reinsurance partner, prospective companies generally must: (i) maintain an A.M. Best Company (Best) or

24  |

Standard & Poor’s (S&P) rating of “A” (excellent) or better; (ii) maintain minimum capital and surplus of $500 million and (iii) provide collateral for recoverables in excess of an individually established amount. In addition, certain foreign reinsurers for our United States insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who have been granted authorized status by an insurance company’s state of domicile. Lloyd’s syndicates generally must have a minimum of a “B” rating from Moody’s Investors Service (Moody’s) to be our reinsurers.

When appropriate, we pursue reinsurance commutations that involve the termination of ceded reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers.

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2010. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. These ten reinsurance groups represent approximately 68% of our $1.0 billion reinsurance recoverable balance before considering allowances for bad debts.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Munich Re Group	A+	$167,148
Lloyd’s of London	A	131,960
Fairfax Financial Group	A	89,166
XL Capital Group	A	60,484
Swiss Re Group	A	55,292
Ace Group	A+	51,577
W.R. Berkley Group	A+	36,669
HDI Group	A	35,299
Aspen (Bermuda) Group	A	33,301
White Mountains Insurance Group	A-	31,607

Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		692,503

Total reinsurance recoverable on paid and unpaid losses		$1,023,848

Reinsurance recoverable balances in the table above are shown before consideration of balances owed to reinsurers and any potential rights of offset, any collateral held by us and allowances for bad debts.

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

See note 13 of the notes to consolidated financial statements and Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about our reinsurance programs and exposures.

|  25

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Investments

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately two-thirds of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominantly in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. When purchasing equity securities, we seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term. The investment portfolio is managed by company employees.

Total investment return includes items that impact net income, such as net investment income and net realized investment gains or losses, as well as changes in net unrealized gains on investments, which do not impact net income. In 2010, net investment income was $272.5 million and net realized investment gains were $36.4 million. During the year ended December 31, 2010, net unrealized gains on investments increased by $243.7 million. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

We believe our investment performance is best analyzed from the review of total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

ANNUAL TAXABLE EQUIVALENT TOTAL INVESTMENT RETURNS

	Years Ended December 31,					Weighted Average Five-Year Annual Return	Weighted Average Ten-Year Annual Return

	2006	2007	2008	2009	2010
Equities	25.9%	(0.4%)	(34.0%)	25.7%	20.8%	6.2%	7.6%
Fixed maturities(1)	5.2%	5.6%	0.2%	9.8%	5.4%	5.3%	5.5%
Total portfolio, before foreign currency effect	9.6%	4.1%	(6.9%)	11.7%	8.1%	5.3%	5.7%
Total portfolio	11.2%	4.8%	(9.6%)	13.2%	7.9%	5.4%	6.0%

Invested assets, end of year (in millions)	$7,524	$7,775	$6,893	$7,849	$8,224

(1)	Includes short-term investments and cash and cash equivalents.

Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. S&P and Moody’s provide corporate and municipal debt ratings based on their assessments of the credit quality of an obligor with respect to a specific obligation. S&P’s ratings range from “AAA” (capacity to pay interest and repay principal is extremely strong) to “D” (debt is in payment default). Securities with ratings of “BBB” or higher are referred to as investment grade securities. Debt rated “BB” and below

26  |

is regarded by S&P as having predominantly speculative characteristics with respect to capacity to pay interest and repay principal. Moody’s ratings range from “Aaa” to “C” with ratings of “Baa” or higher considered investment grade.

Our fixed maturity portfolio has an average rating of “AA,” with approximately 93% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2010, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2010.

2010 CREDIT QUALITY OF FIXED MATURITY PORTFOLIO ($5.4 BILLION)

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

|  27

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Our non-insurance operations, which are referred to collectively as Markel Ventures, are comprised of a diverse portfolio of companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment, laminated furniture products and food processing equipment, an owner and operator of manufactured housing communities, a real estate investment fund manager, a retail intelligence services company and a manager of behavioral health programs. Our non-insurance operations reported revenues of $166.5 million and net income to shareholders of $4.2 million in 2010.

In December 2010, we acquired controlling interests in RD Holdings, LLC (RetailData), a company that provides retail intelligence services, and Diamond Healthcare Corporation, a company that manages behavioral health programs throughout the United States. Both of these companies are headquartered in Richmond, Virginia. Since we consolidate our non-insurance operations on a one-month lag, the results for these two acquisitions will be included in our consolidated results beginning in the first quarter of 2011.

Shareholder Value

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. More specifically, we measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results. For the year ended December 31, 2010, book value per share increased 16% primarily due to net income to shareholders of $266.8 million and a $163.5 million increase in net unrealized gains on investments, net of taxes. For the year ended December 31, 2009, book value per share increased 27% primarily due to a $374.4 million increase in net unrealized gains on investments, net of taxes, and net income to shareholders of $201.6 million. Over the past five years, we have grown book value per share at a compound annual rate of 13% to $326.36 per share.

The following graph presents book value per share for the past five years.

28  |

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

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2010, our United States insurance subsidiaries could pay up to $197.0 million during the following 12 months under the ordinary dividend regulations.

United Kingdom Insurance Regulation. With the enactment of the Financial Services and Markets Act, the United Kingdom government authorized the Financial Services Authority (FSA) to supervise all securities, banking and insurance businesses, including Lloyd’s. The FSA oversees compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins and individual capital assessment requirements, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. Both MIICL and Markel Syndicate Management Limited are authorized and regulated by the FSA. We are required to provide 14 days advance notice to the FSA for any dividends from MIICL. In addition, our United Kingdom insurance subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose.

|  29

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

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

Six of our insurance subsidiaries rated by Best have been assigned an FSR of “A” (excellent), one is rated “A-” (excellent) and one is rated “B++” (good). Markel Syndicate 3000 has been assigned an FSR of “A” (excellent) by Best.

In addition to Best, seven of our insurance subsidiaries are rated by Fitch Ratings (Fitch), an independent rating agency. All seven of our insurance subsidiaries rated by Fitch have been assigned an FSR of “A” (strong).

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2010, we paid rating agencies, including Best and Fitch, $0.4 million for their services.

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

We may experience losses from catastrophes. As a property and casualty insurance company, we may experience losses from man-made or natural catastrophes. Catastrophes may have a material adverse effect on operations. Catastrophes include, but are not limited to, windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires and may include terrorist events. We cannot predict how severe a particular catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Most catastrophes occur over a small geographic area; however, some catastrophes may produce significant damage in large, heavily populated areas. If, as many forecast, climate change results in an increase in the frequency and severity of weather-related catastrophes, we may experience additional catastrophe-related losses.

30  |

Our results may be affected because actual insured losses differ from our loss reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. This process may become more difficult if we experience a period of rising inflation. As part of the reserving process, we review historical data and consider the impact of such factors as:

•	trends in claim frequency and severity,

•	changes in operations,

•	emerging economic and social trends,

•	uncertainties relating to asbestos and environmental exposures,

•	inflation or deflation, and

•	changes in the regulatory and litigation environments.

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

We are subject to regulation by insurance regulatory authorities that may affect our ability to implement our business objectives. Our insurance subsidiaries are subject to supervision and regulation by the insurance regulatory authorities in the various jurisdictions in which they conduct business. This regulation is intended for the benefit of policyholders rather than shareholders or holders of debt securities. Insurance regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, licensing, coverage requirements, policy rates and forms and the form and content of financial reports. In light of recent economic conditions, regulatory and legislative authorities are implementing enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of financial institutions. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more aggressive ways, such as imposing increased capital requirements. Any such actions, if they occurred, could affect the competitive market and the way we conduct our business and manage our capital. As a result, such actions could materially affect our results of operations, financial condition and liquidity.

Our ability to make payments on debt or other obligations depends on the receipt of funds from our subsidiaries. We are a holding company, and substantially all of our operations are conducted through our regulated subsidiaries. As a result, our cash flow and our ability to service our debt are dependent upon the earnings of our subsidiaries and on the distribution of earnings, loans or other payments by our subsidiaries to us. In addition, payment of dividends by our insurance subsidiaries may require prior regulatory notice or approval.

|  31

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Our investment results may be impacted by changes in interest rates, U.S. and international monetary and fiscal policies as well as broader economic conditions. We receive premiums from customers for insuring their risks. We invest these funds until they are needed to pay policyholder claims or until they are recognized as profits. Fluctuations in the value of our investment portfolio can occur as a result of changes in interest rates, U.S. and international monetary and fiscal policies as well as broader economic conditions (including, for example, equity market conditions and significant inflation or deflation). Our investment results may be impacted by one or more of these factors.

Competition in the property and casualty insurance industry could adversely affect our ability to grow or maintain premium volume. Among our competitive strengths have been our specialty product focus and our niche market strategy. These strengths also make us vulnerable in periods of intense competition to actions by other insurance companies who seek to write additional premiums without appropriate regard for ultimate profitability. During soft markets, it is very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. If we are not successful in maintaining rates or achieving rate increases, it may be difficult for us to improve underwriting margins and grow or maintain premium volume levels.

We invest a significant portion of our invested assets in equity securities, which may result in significant variability in our investment results and may adversely impact shareholders’ equity. Additionally, our equity investment portfolio is concentrated and declines in the value of these significant investments could adversely affect our financial results. Equity securities were 54% and 49% of our shareholders’ equity at December 31, 2010 and 2009, respectively. Equity securities have historically produced higher returns than fixed maturities; however, investing in equity securities may result in significant variability in investment returns from one period to the next. If recent levels of market volatility persist, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in shareholders’ equity. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these significant investments also could result in a material decrease in shareholders’ equity. A material decrease in shareholders’ equity may adversely impact our ability to carry out our business plans.

Deterioration in financial markets could lead to investment losses and adverse effects on our business. The severe downturn in the public debt and equity markets beginning in 2008, reflecting uncertainties associated with the mortgage and credit crises, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, resulted in significant realized and unrealized losses in our investment portfolio. In the event of another major financial crisis (for example, a significant and widespread increase in municipal bond defaults), we could incur substantial realized and unrealized investment losses in future periods, which would have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries’ capital and ability to access capital markets.

We rely on reinsurance and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. We purchase reinsurance in order to reduce our retention on individual risks and to have the ability to underwrite policies with sufficient limits to meet policyholder needs. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies. Such reliance on reinsurance may create credit risk as a result of the reinsurer’s inability or unwillingness to pay reinsurance claims when due. Deterioration in the credit quality of existing reinsurers or disputes over the terms of reinsurance could result in additional charges to earnings, which may adversely impact our results of operations and financial condition.

32  |

Our information technology systems may fail or suffer a security breach, which could adversely affect our business or reputation. Our business is dependent upon the successful functioning and security of our computer systems. Among other things, we rely on these systems to interact with producers and insureds, to perform actuarial and other modeling functions, to underwrite business, to prepare policies and process premiums, to process claims and make claims payments, and to prepare internal and external financial statements and information. A significant failure of these systems, whether because of a breakdown, natural disaster or an attack on our systems, could have a material adverse affect on our business. In addition, a security breach of our computer systems could damage our reputation or result in material liabilities.

The integration of acquired companies may not be as successful as we anticipate. We have recently engaged in a number of acquisitions in an effort to achieve profitable growth in our insurance operations and to create additional value on a diversified basis in our non-insurance operations. Acquisitions present operational, strategic and financial risks, as well as risks associated with liabilities arising from the previous operations of the acquired companies. Assimilation of the operations and personnel of acquired companies (especially those that are outside of our core insurance operations) may prove more difficult than anticipated, which may result in failure to achieve financial objectives associated with the acquisition or diversion of management attention. In addition, integration of formerly privately-held companies into the management and internal control and financial reporting systems of a publicly-held company presents additional risks.

Associates

At December 31, 2010, we had approximately 4,800 employees, of which approximately 2,600 were employed within our insurance operations and approximately 2,200 were employed within our non-insurance operations.

|  33

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data)

	2010	2009	2008
RESULTS OF OPERATIONS
Earned premiums	$1,731	$1,816	$2,022
Net investment income	273	260	282
Total operating revenues	2,225	2,069	1,977
Net income (loss) to shareholders	267	202	(59)
Comprehensive income (loss) to shareholders	431	591	(403)
Diluted net income (loss) per share	$27.27	$20.52	$(5.95)

FINANCIAL POSITION
Total investments and cash and cash equivalents	$8,224	$7,849	$6,893
Total assets	10,826	10,242	9,512
Unpaid losses and loss adjustment expenses	5,398	5,427	5,492
Convertible notes payable	—	—	—
Senior long-term debt and other debt	1,016	964	694
8.71% Junior Subordinated Debentures	—	—	—
Shareholders’ equity	3,172	2,774	2,181
Common shares outstanding (at year end, in thousands)	9,718	9,819	9,814

OPERATING PERFORMANCE MEASURES (1)

OPERATING DATA
Book value per common share outstanding	$326.36	$282.55	$222.20
Growth (decline) in book value per share	16%	27%	(16%)
5-Year CAGR in book value per share (2)	13%	11%	10%
Closing stock price	$378.13	$340.00	$299.00

RATIO ANALYSIS
U.S. GAAP combined ratio (3)	97%	95%	99%
Investment yield (4)	4%	4%	4%
Taxable equivalent total investment return (5)	8%	13%	(10%)
Investment leverage (6)	2.6	2.8	3.2
Debt to total capital	24%	26%	24%

(1)

Operating Performance Measures provide a basis for management to evaluate our performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion of management’s evaluation of these measures in Management’s Discussion & Analysis of Financial Condition and Results of Operations.

(2)	CAGR—compound annual growth rate.

(3)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

34  |

2007	2006	2005	2004	2003	2002	2001	10-Year CAGR (2)
$2,117	$2,184	$1,938	$2,054	$1,864	$1,549	$1,207	6%
305	269	242	204	183	170	171	6%
2,551	2,576	2,200	2,262	2,092	1,770	1,397	7%
406	393	148	165	123	75	(126)	—
337	551	64	273	222	73	(77)	—
$40.64	$39.40	$14.80	$16.41	$12.31	$7.53	$(14.73)	—

$7,775	$7,524	$6,588	$6,317	$5,350	$4,314	$3,591	10%
10,164	10,117	9,814	9,398	8,532	7,409	6,441	7%
5,526	5,584	5,864	5,482	4,930	4,367	3,700	6%
—	—	99	95	91	86	116	—
691	760	609	610	522	404	265	—
—	106	141	150	150	150	150	—
2,641	2,296	1,705	1,657	1,382	1,159	1,085	15%
9,957	9,994	9,799	9,847	9,847	9,832	9,820	—

$265.26	$229.78	$174.04	$168.22	$140.38	$117.89	$110.50	12%
15%	32%	3%	20%	19%	7%	8%	—
18%	16%	11%	20%	13%	13%	18%	—
$491.10	$480.10	$317.05	$364.00	$253.51	$205.50	$179.65	—

88%	87%	101%	96%	99%	103%	124%	—
4%	4%	4%	4%	4%	4%	5%	—
5%	11%	2%	8%	11%	8%	8%	—
2.9	3.3	3.9	3.8	3.9	3.7	3.3	—
21%	27%	33%	34%	36%	36%	33%	—

(4)	Investment yield reflects net investment income as a percentage of average invested assets.

(5)

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

(6)	Investment leverage represents total invested assets divided by shareholders’ equity.

|  35

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,256,980 in 2010 and $4,961,745 in 2009)	$5,431,226	$5,112,136
Equity securities (cost of $996,088 in 2010 and $843,841 in 2009)	1,721,971	1,349,829
Short-term investments (estimated fair value approximates cost)	325,340	492,581
Investments in affiliates	—	43,633

TOTAL INVESTMENTS	7,478,537	6,998,179

Cash and cash equivalents	745,259	850,494
Receivables	312,096	279,879
Reinsurance recoverable on unpaid losses	798,090	886,442
Reinsurance recoverable on paid losses	70,568	65,703
Deferred policy acquisition costs	188,783	156,797
Prepaid reinsurance premiums	80,293	68,307
Goodwill and intangible assets	645,900	502,833
Other assets	506,063	433,262

TOTAL ASSETS	$10,825,589	$10,241,896

LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,398,406	$5,427,096
Unearned premiums	839,537	717,728
Payables to insurance companies	50,715	46,853
Senior long-term debt and other debt (estimated fair value of $1,086,000 in 2010 and $1,011,000 in 2009)	1,015,947	963,648
Other liabilities	333,292	294,857

TOTAL LIABILITIES	7,637,897	7,450,182

Commitments and contingencies
Shareholders’ equity:
Common stock	884,457	872,876
Retained earnings	1,735,973	1,514,398
Accumulated other comprehensive income	551,093	387,086

TOTAL SHAREHOLDERS’ EQUITY	3,171,523	2,774,360
Noncontrolling interests	16,169	17,354

TOTAL EQUITY	3,187,692	2,791,714

TOTAL LIABILITIES AND EQUITY	$10,825,589	$10,241,896

See accompanying notes to consolidated financial statements.

36  |

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,730,921	$1,815,835	$2,022,184
Net investment income	272,530	259,809	282,148
Net realized investment gains (losses):
Other-than-temporary impairment losses	(11,644)	(95,570)	(339,164)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	(563)	5,620	—

Other-than-temporary impairment losses recognized in net income (loss)	(12,207)	(89,950)	(339,164)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	48,569	(6,150)	(68,430)

Net realized investment gains (losses)	36,362	(96,100)	(407,594)
Other revenues	185,580	89,782	79,845

TOTAL OPERATING REVENUES	2,225,393	2,069,326	1,976,583

OPERATING EXPENSES
Losses and loss adjustment expenses	946,229	992,863	1,269,025
Underwriting, acquisition and insurance expenses	724,876	736,660	738,546
Amortization of intangible assets	16,824	6,698	5,742
Other expenses	168,290	80,499	74,889

TOTAL OPERATING EXPENSES	1,856,219	1,816,720	2,088,202

OPERATING INCOME (LOSS)	369,174	252,606	(111,619)

Interest expense	73,663	53,969	48,210

INCOME (LOSS) BEFORE INCOME TAXES	295,511	198,637	(159,829)
Income tax expense (benefit)	27,782	(3,782)	(101,395)

NET INCOME (LOSS)	$267,729	$202,419	$(58,434)
Net income attributable to noncontrolling interests	936	781	333

NET INCOME (LOSS) TO SHAREHOLDERS	$266,793	$201,638	$(58,767)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$195,648	$326,959	$(594,767)
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	672	(5,405)	—
Reclassification adjustments for net gains (losses) included in net income (loss)	(32,831)	52,883	264,898

Change in net unrealized gains on investments, net of taxes	163,489	374,437	(329,869)
Change in foreign currency translation adjustments, net of taxes	(2,282)	19,239	(7,893)
Change in net actuarial pension loss, net of taxes	2,749	(4,268)	(6,740)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	163,956	389,408	(344,502)

COMPREHENSIVE INCOME (LOSS)	$431,685	$591,827	$(402,936)
Comprehensive income attributable to noncontrolling interests	1,122	832	333

COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS	$430,563	$590,995	$(403,269)

NET INCOME (LOSS) PER SHARE
Basic	$27.31	$20.54	$(5.95)
Diluted	$27.27	$20.52	$(5.95)

See accompanying notes to consolidated financial statements.

|  37

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	(in thousands)
January 1, 2008	9,957	$866,362	$1,417,269	$357,531	$2,641,162	$(136)	$2,641,026
Net loss	—	—	(58,767)	—	(58,767)	333	(58,434)
Change in net unrealized gains on investments, net of taxes	—	—	—	(329,869)	(329,869)	—	(329,869)
Change in foreign currency translation adjustments, net of taxes	—	—	—	(7,893)	(7,893)	—	(7,893)
Change in net actuarial pension loss, net of taxes	—	—	—	(6,740)	(6,740)	—	(6,740)

Comprehensive loss					(403,269)	333	(402,936)
Issuance of common stock	10	—	—	—	—	—	—
Repurchase of common stock	(153)	—	(60,601)	—	(60,601)	—	(60,601)
Restricted stock units expensed	—	2,187	—	—	2,187	—	2,187
Other	—	1,195	—	—	1,195	64	1,259

December 31, 2008	9,814	869,744	1,297,901	13,029	2,180,674	261	2,180,935
Net income	—	—	201,638	—	201,638	781	202,419
Change in net unrealized gains on investments, net of taxes	—	—	—	374,437	374,437	—	374,437
Cumulative effect of adoption of FASB ASC 320-10, net of taxes	—	—	15,300	(15,300)	—	—	—
Change in foreign currency translation adjustments, net of taxes	—	—	—	19,188	19,188	51	19,239
Change in net actuarial pension loss, net of taxes	—	—	—	(4,268)	(4,268)	—	(4,268)

Comprehensive income					590,995	832	591,827
Issuance of common stock	6	—	—	—	—	—	—
Restricted stock units expensed	—	2,638	—	—	2,638	—	2,638
Acquisitions	—	—	—	—	—	16,204	16,204
Other	(1)	494	(441)	—	53	57	110

December 31, 2009	9,819	872,876	1,514,398	387,086	2,774,360	17,354	2,791,714
Net income	—	—	266,793	—	266,793	936	267,729
Change in net unrealized gains on investments, net of taxes	—	—	—	163,489	163,489	—	163,489
Change in foreign currency translation adjustments, net of taxes	—	—	—	(2,468)	(2,468)	186	(2,282)
Change in net actuarial pension loss, net of taxes	—	—	—	2,749	2,749	—	2,749

Comprehensive income					430,563	1,122	431,685
Issuance of common stock	32	8,185	—	—	8,185	—	8,185
Repurchase of common stock	(133)	—	(45,218)	—	(45,218)	—	(45,218)
Restricted stock units expensed	—	2,543	—	—	2,543	—	2,543
Stock options issued	—	9,133	—	—	9,133	—	9,133
Purchase of noncontrolling interest	—	(8,345)	—	237	(8,108)	(1,557)	(9,665)
Other	—	65	—	—	65	(750)	(685)

DECEMBER 31, 2010	9,718	$884,457	$1,735,973	$551,093	$3,171,523	$16,169	$3,187,692

See accompanying notes to consolidated financial statements.

38  |

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$267,729	$202,419	$(58,434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	7,185	(9,144)	(100,417)
Depreciation and amortization	53,587	31,172	31,191
Net realized investment losses (gains)	(36,362)	96,100	407,594
Decrease in receivables	7,647	21,035	24,829
Decrease (increase) in deferred policy acquisition costs	(13,910)	26,958	18,536
Increase (decrease) in unpaid losses and loss adjustment expenses, net	(109,371)	6,213	235,045
Increase (decrease) in unearned premiums, net	37,799	(91,933)	(84,244)
Increase (decrease) in payables to insurance companies	1,115	(8,260)	2,609
Other	7,872	7,903	(79,709)

NET CASH PROVIDED BY OPERATING ACTIVITIES	223,291	282,463	397,000

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	340,546	205,561	683,316
Proceeds from maturities, calls and prepayments of fixed maturities	383,618	312,951	404,444
Cost of fixed maturities and equity securities purchased	(957,193)	(726,954)	(702,292)
Net change in short-term investments	202,882	23,616	(467,026)
Cost of investments in affiliates	—	—	(8,481)
Acquisitions, net of cash acquired	(214,156)	(154,920)	(10,070)
Additions to property and equipment	(42,103)	(21,906)	(17,673)
Other	3,063	27,943	(34,190)

NET CASH USED BY INVESTING ACTIVITIES	(283,343)	(333,709)	(151,972)

FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	42,897	507,346	102,425
Repayment and retirement of senior long-term debt and other debt	(30,021)	(255,293)	(100,190)
Repurchases of common stock	(45,218)	—	(60,601)
Purchase of noncontrolling interest	(3,001)	—	—
Other	(10,267)	(441)	64

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(45,610)	251,612	(58,302)

Effect of foreign currency rate changes on cash and cash equivalents	427	9,749	(24,387)

Increase (decrease) in cash and cash equivalents	(105,235)	210,115	162,339
Cash and cash equivalents at beginning of year	850,494	640,379	478,040

CASH AND CASH EQUIVALENTS AT END OF YEAR	$745,259	$850,494	$640,379

See accompanying notes to consolidated financial statements.

|  39

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Corporation is a diverse financial holding company serving a variety of niche markets. Markel Corporation’s principal business markets and underwrites specialty insurance products and programs and operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. Markel Corporation also owns interests in various businesses that operate outside of the specialty insurance marketplace.

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

c) Investments. Available-for-sale investments are recorded at estimated fair value. Unrealized gains and losses on investments, net of deferred income taxes, are included in accumulated other comprehensive income in shareholders’ equity. The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary.

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

40  |

1. Summary of Significant Accounting Policies (continued)

g) Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Company completes its annual test during the fourth quarter of each year based upon the results of operations through September 30. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally three to 25 years, and are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable.

h) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives (generally, the life of the lease for leasehold improvements, 20 to 40 years for buildings, three to 15 years for furniture and equipment and three to 25 years for other property and equipment).

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

l) Stock-based Compensation. Stock-based compensation expense is recognized as part of underwriting, acquisition and insurance expenses over the requisite service period. Stock-based compensation expense, net of taxes, was $2.1 million in 2010, $1.8 million in 2009 and $1.3 million in 2008.

|  41

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

m) Foreign Currency Translation. The functional currencies of the Company’s foreign operations are the currencies in which the majority of their business is transacted. Assets and liabilities of foreign operations are translated into the United States Dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are included, net of taxes, in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency, other than a functional currency, are included in net income (loss).

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss).

n) Derivative Financial Instruments. Derivative instruments, including derivative instruments resulting from hedging activities, are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. The changes in fair value of derivatives are recognized in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

The Company’s foreign currency forward contracts are generally designated and qualified as hedges of a net investment in a foreign operation. The effective portion of the change in fair value resulting from these hedges is reported in currency translation adjustments as part of other comprehensive income (loss). The ineffective portion of the change in fair value is recognized in earnings.

o) Comprehensive Income (Loss). Comprehensive income (loss) represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss), such as unrealized gains or losses on investments, foreign currency translation adjustments and changes in net actuarial pension loss.

p) Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) to shareholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the year.

q) Recent Accounting Pronouncements. Effective in the first quarter of 2010, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which expands disclosure requirements related to fair value measurements. ASU No. 2010-06 requires disclosure of the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance also requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Disclosures about the valuation techniques and inputs used to measure fair value for Level 2 and Level 3 fair value measurements are required as well. Since ASU No. 2010-06 addresses financial statement disclosures only, the adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows. The Company has included the disclosures required by ASU No. 2010-06 in note 12.

42  |

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

	December 31, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$300,555	$20,832	$(49)	$—	$321,338
Obligations of states, municipalities and political subdivisions	2,767,169	61,620	(29,450)	—	2,799,339
Foreign governments	550,755	24,662	(2,599)	—	572,818
Residential mortgage-backed securities	409,415	29,664	(1,738)	(11,778)	425,563
Asset-backed securities	21,704	1,052	—	—	22,756
Public utilities	95,770	6,674	—	—	102,444
Convertible bonds	16,725	—	—	—	16,725
All other corporate bonds	1,094,887	83,752	(603)	(7,793)	1,170,243

Total fixed maturities	5,256,980	228,256	(34,439)	(19,571)	5,431,226
Equity securities:
Insurance companies, banks and trusts	388,848	323,634	(1,496)	—	710,986
Industrial, consumer and all other	607,240	404,444	(699)	—	1,010,985

Total equity securities	996,088	728,078	(2,195)	—	1,721,971
Short-term investments	325,336	4	—	—	325,340

INVESTMENTS, AVAILABLE-FOR-SALE	$6,578,404	$956,338	$(36,634)	$(19,571)	$7,478,537

	December 31, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$358,360	$18,053	$(91)	$—	$376,322
Obligations of states, municipalities and political subdivisions	2,241,457	65,840	(16,763)	—	2,290,534
Foreign governments	410,435	14,912	(2,335)	—	423,012
Residential mortgage-backed securities	419,707	24,223	(1,534)	(12,342)	430,054
Asset-backed securities	27,052	244	(1,001)	—	26,295
Public utilities	136,302	7,317	—	—	143,619
Convertible bonds	30,750	—	—	—	30,750
All other corporate bonds	1,337,682	70,269	(5,977)	(10,424)	1,391,550

Total fixed maturities	4,961,745	200,858	(27,701)	(22,766)	5,112,136
Equity securities:
Insurance companies, banks and trusts	338,369	243,669	(3,521)	—	578,517
Industrial, consumer and all other	505,472	266,165	(325)	—	771,312

Total equity securities	843,841	509,834	(3,846)	—	1,349,829
Short-term investments	492,563	20	(2)	—	492,581

INVESTMENTS, AVAILABLE-FOR-SALE	$6,298,149	$710,712	$(31,549)	$(22,766)	$6,954,546

44  |

2. Investments (continued)

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2010
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$23,574	$(49)	$—	$—	$23,574	$(49)
Obligations of states, municipalities and political subdivisions	942,935	(27,463)	22,468	(1,987)	965,403	(29,450)
Foreign governments	119,211	(2,440)	4,955	(159)	124,166	(2,599)
Residential mortgage-backed securities	20,972	(10,822)	10,534	(2,694)	31,506	(13,516)
All other corporate bonds	15,294	(7,921)	15,966	(475)	31,260	(8,396)

Total fixed maturities	1,121,986	(48,695)	53,923	(5,315)	1,175,909	(54,010)
Equity securities:
Insurance companies, banks and trusts	22,750	(1,496)	—	—	22,750	(1,496)
Industrial, consumer and all other	16,712	(699)	—	—	16,712	(699)

Total equity securities	39,462	(2,195)	—	—	39,462	(2,195)

TOTAL	$1,161,448	$(50,890)	$53,923	$(5,315)	$1,215,371	$(56,205)

At December 31, 2010, the Company held 363 securities with a total estimated fair value of $1.2 billion and gross unrealized losses of $56.2 million. Of these 363 securities, 19 securities have been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $53.9 million and gross unrealized losses of $5.3 million. All 19 securities were fixed maturities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

|  45

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$23,798	$(91)	$—	$—	$23,798	$(91)
Obligations of states, municipalities and political subdivisions	373,382	(9,946)	153,500	(6,817)	526,882	(16,763)
Foreign governments	92,166	(2,335)	—	—	92,166	(2,335)
Residential mortgage-backed securities	33,223	(12,748)	11,162	(1,128)	44,385	(13,876)
Asset-backed securities	—	—	10,607	(1,001)	10,607	(1,001)
All other corporate bonds	58,482	(11,332)	138,127	(5,069)	196,609	(16,401)

Total fixed maturities	581,051	(36,452)	313,396	(14,015)	894,447	(50,467)
Equity securities:
Insurance companies, banks and trusts	45,917	(3,521)	—	—	45,917	(3,521)
Industrial, consumer and all other	10,943	(325)	—	—	10,943	(325)

Total equity securities	56,860	(3,846)	—	—	56,860	(3,846)
Short-term investments	4,298	(2)	—	—	4,298	(2)

TOTAL	$642,209	$(40,300)	$313,396	$(14,015)	$955,605	$(54,315)

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

46  |

2. Investments (continued)

For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income (loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed maturities where the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a decline in fair value is considered to be other-than-temporary and is recognized in net income (loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment, which is recognized in net income (loss), resulting in a new cost basis for the security. Any remaining decline in fair value represents the non-credit portion of the other-than-temporary impairment, which is recognized in other comprehensive income (loss). The discount rate used to calculate the estimated present value of the cash flows expected to be collected is the effective interest rate implicit for the security at the date of purchase.

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

Residential mortgage-backed securities. For mortgage-backed securities, credit impairment is assessed by estimating future cash flows from the underlying mortgage loans and interest payments. The cash flow estimate incorporates actual cash flows from the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including prepayment rates, default rates, recovery rates on foreclosed properties and loss severity assumptions. Management develops specific assumptions using market data and internal estimates, as well as estimates from rating agencies and other third party sources. Default rates are estimated by considering current underlying mortgage loan performance and expectations of future performance. Estimates of future cash flows are discounted to present value. If the present value of expected cash flows is less than the amortized cost, the Company recognizes the estimated credit loss in net income (loss).

Corporate bonds. For corporate bonds, credit impairment is assessed by evaluating the underlying issuer. As part of this assessment, the Company analyzes various factors, including the following:

•	fundamentals of the issuer, including current and projected earnings, current liquidity position and ability to raise capital;

•	fundamentals of the industry in which the issuer operates;

•	expectations of defaults and recovery rates;

•	changes in ratings by rating agencies;

•	other relevant market considerations; and

•	receipt of interest payments

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

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

c) The amortized cost and estimated fair value of fixed maturities at December 31, 2010 are shown below by contractual maturity and investment type.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies:
Due in one year or less	$39,857	$40,540
Due after one year through five years	167,837	181,006
Due after five years through ten years	89,465	96,319
Due after ten years	3,396	3,473

TOTAL	300,555	321,338

Obligations of states, municipalities and political subdivisions:
Due in one year or less	6,943	7,011
Due after one year through five years	104,991	106,993
Due after five years through ten years	1,005,067	1,034,138
Due after ten years	1,650,168	1,651,197

TOTAL	2,767,169	2,799,339

Foreign governments:
Due in one year or less	9,070	9,103
Due after one year through five years	203,929	212,333
Due after five years through ten years	301,776	316,951
Due after ten years	35,980	34,431

TOTAL	550,755	572,818

Residential mortgage-backed securities:
Due in one year or less	4,811	4,890
Due after one year through five years	7,236	7,571
Due after five years through ten years	30,641	31,488
Due after ten years	366,727	381,614

TOTAL	409,415	425,563

Asset-backed securities:
Due in one year or less	—	—
Due after one year through five years	10,950	11,536
Due after five years through ten years	1,000	1,117
Due after ten years	9,754	10,103

TOTAL	21,704	22,756

Public utilities:
Due in one year or less	25,244	25,783
Due after one year through five years	53,649	58,023
Due after five years through ten years	16,877	18,638
Due after ten years	—	—

TOTAL	95,770	102,444

Convertible bonds and all other corporate bonds:
Due in one year or less	101,538	106,388
Due after one year through five years	695,381	739,661
Due after five years through ten years	310,329	336,521
Due after ten years	4,364	4,398

TOTAL	1,111,612	1,186,968

Total fixed maturities:
Due in one year or less	187,463	193,715
Due after one year through five years	1,243,973	1,317,123
Due after five years through ten years	1,755,155	1,835,172
Due after ten years	2,070,389	2,085,216

TOTAL FIXED MATURITIES	$5,256,980	$5,431,226

48  |

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

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Interest:
Municipal bonds (tax-exempt)	$92,168	$83,695	$80,975
Taxable bonds	150,843	150,169	170,400
Short-term investments, including overnight deposits	2,850	5,597	18,979
Dividends on equity securities	33,128	24,883	35,048
Income (loss) from investments in affiliates	—	(379)	1,136
Change in fair value of credit default swap	1,740	2,996	(13,698)
Other	1,337	(151)	(1,903)

	282,066	266,810	290,937
Investment expenses	(9,536)	(7,001)	(8,789)

NET INVESTMENT INCOME	$272,530	$259,809	$282,148

e) The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income.

	Years Ended December 31,
(dollars in thousands)	2010	2009
Cumulative credit loss, beginning of year	$9,141	$—
Adoption of FASB ASC 320-10	—	237

Additions:
Other-than-temporary impairment losses not previously recognized	—	7,019
Increases related to other-than-temporary impairment losses previously recognized	1,185	2,062

Total additions	1,185	9,318
Reductions:
Sales of fixed maturities on which credit losses were recognized	(19)	(177)

Cumulative credit loss, end of year	$10,307	$9,141

|  49

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

f) The following table presents net realized investment gains (losses) and the change in net unrealized gains on investments.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Realized gains:
Sales of fixed maturities	$20,848	$5,752	$9,647
Sales of equity securities	35,150	7,605	64,709
Other	1,966	5,781	1,267

Total realized gains	57,964	19,138	75,623

Realized losses:
Sales of fixed maturities	(1,470)	(25,230)	(102,925)
Sales of equity securities	—	(58)	(39,827)
Other-than-temporary impairments	(12,207)	(89,950)	(339,164)
Other	(7,925)	—	(1,301)

Total realized losses	(21,602)	(115,238)	(483,217)

NET REALIZED INVESTMENT GAINS (LOSSES)	$36,362	$(96,100)	$(407,594)

Change in net unrealized gains on investments:
Fixed maturities	$23,855	$280,210	$(135,455)
Equity securities	219,895	287,407	(372,215)
Short-term investments	(14)	(4)	22

NET INCREASE (DECREASE)	$243,736	$567,613	$(507,648)

Net realized investment losses for the year ended December 31, 2010 included $12.2 million of write downs for other-than-temporary declines in the estimated fair value of investments. The write downs for other-than-temporary declines in the estimated fair value of investments for 2010 related to eight equity securities, four fixed maturities and four real estate investments. Net realized investment losses for the year ended December 31, 2009 included $90.0 million of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment gains for the year ended December 31, 2008 included $339.2 million of write downs for other-than-temporary declines in the estimated fair value of investments.

50  |

2. Investments (continued)

g) The following table presents other-than-temporary impairment losses recognized in net income (loss) and included in net realized investment gains (losses) by investment type.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Fixed maturities:
Corporate bonds	$—	$(7,310)	$(46,452)
Residential mortgage-backed securities	(1,185)	(3,541)	(7,691)
Other	—	(1,487)	—

Total fixed maturities	(1,185)	(12,338)	(54,143)

Equity securities:
Insurance companies, banks and trusts	(2,872)	(15,978)	(99,226)
Industrial, consumer and all other	(965)	(38,548)	(176,795)

Total equity securities	(3,837)	(54,526)	(276,021)

Nonredeemable preferred stocks	—	—	(9,000)
Investments in affiliates	—	(23,086)	—
Other	(7,185)	—	—

TOTAL	$(12,207)	$(89,950)	$(339,164)

h) The merger of First Market Bank with Union Bankshares Corporation was completed in the first quarter of 2010 and formed Union First Market Bankshares Corporation (Union). As a result of this merger, the Company received 3.5 million shares of common stock in Union for the Company’s investment in First Market Bank. Prior to the merger, the Company’s investment in First Market Bank was included in investments in affiliates on the consolidated balance sheet. The Company’s investment in Union is included in equity securities on the consolidated balance sheet.

i) The Company had $1.6 billion and $1.5 billion of investments and cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of default by the Company on its obligations at December 31, 2010 and 2009, respectively. These invested assets and the related liabilities are included on the Company’s consolidated balance sheets. The following discussion provides additional detail regarding irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company’s United States insurance companies had invested assets with a carrying value of $43.3 million and $39.1 million on deposit with state regulatory authorities at December 31, 2010 and 2009, respectively.

Invested assets with a carrying value of $67.3 million and $3.0 million at December 31, 2010 and 2009, respectively, were held in trust for the benefit of cedents of the Company’s United States insurance companies.

Invested assets with a carrying value of $60.3 million and $58.4 million at December 31, 2010 and 2009, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL’s accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $33.7 million and $32.2 million at December 31, 2010 and 2009, respectively, were held in trust for the benefit of MIICL’s United States surplus lines policyholders.

|  51

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

Banks have issued irrevocable undrawn letters of credit supporting the Company’s contingent liabilities related to certain reinsurance business written in the United States by MIICL. The Company had deposited invested assets with a carrying value of $25.3 million and $27.5 million at December 31, 2010 and 2009, respectively, as collateral against these letters of credit.

The Company had deposited $351.6 million and $333.8 million of invested assets with Lloyd’s to support its underwriting activities at December 31, 2010 and 2009, respectively. In addition, the Company had invested assets with a carrying value of $1.0 billion at December 31, 2010 and 2009 held in trust for the benefit of syndicate policyholders.

In accordance with the terms of its credit default swap agreement, the Company had $33.3 million and $33.1 million of invested assets on deposit at December 31, 2010 and 2009, respectively.

j) At December 31, 2010 and December 31, 2009, investments in U.S. Treasury securities and obligations of U.S. government agencies were the only investments in any one issuer that exceeded 10% of shareholders’ equity.

At December 31, 2010, the Company’s ten largest equity holdings represented $941.9 million, or 55%, of the equity portfolio. Investments in the property and casualty insurance industry represented $413.4 million, or 24%, of the equity portfolio at December 31, 2010. Investments in the property and casualty insurance industry included a $230.1 million investment in the common stock of Berkshire Hathaway Inc.

3. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2010	2009
Amounts receivable from agents, brokers and insureds	$257,028	$206,514
Employee stock loans receivable (see note 10)	13,694	15,821
Loan participations	14,410	27,326
Other	39,860	36,578

	324,992	286,239
Allowance for doubtful receivables	(12,896)	(6,360)

RECEIVABLES	$312,096	$279,879

4. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs acquired, deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Balance, beginning of year	$156,797	$183,755	$202,291
Policy acquisition costs of acquired insurance companies	18,076	—	—
Policy acquisition costs deferred	439,803	413,858	487,990
Amortization of policy acquisition costs	(425,893)	(440,816)	(506,526)

DEFERRED POLICY ACQUISITION COSTS	$188,783	$156,797	$183,755

52  |

4. Deferred Policy Acquisition Costs (continued)

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Amortization of policy acquisition costs	$425,893	$440,816	$506,526
Other operating expenses	298,983	295,844	232,020

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES	$724,876	$736,660	$738,546

5. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2010	2009
Land	$35,105	$28,453
Buildings	22,758	14,173
Leasehold improvements	45,512	38,607
Furniture and equipment	137,512	110,641
Other	41,288	13,510

	282,175	205,384
Accumulated depreciation and amortization	(122,608)	(105,145)

PROPERTY AND EQUIPMENT	$159,567	$100,239

Depreciation and amortization expense of property and equipment was $19.5 million, $14.8 million and $12.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company does not own any material properties. The Company leases substantially all of the facilities utilized by its insurance operations and certain furniture and equipment under operating leases. The Company’s non-insurance operations own certain of their facilities and lease others.

6. Goodwill and Intangible Assets

The following table presents the components of goodwill.

(dollars in thousands)	Excess and Surplus Lines Segment	Specialty Admitted Segment	London Insurance Market Segment	Other (1)	Total
January 1, 2009	$81,770	$1,888	$248,558	$6,163	$338,379
Acquisitions	—	—	42,860	20,235	63,095
Foreign currency movements	—	—	1,045	—	1,045

December 31, 2009	$81,770	$1,888	$292,463	$26,398	$402,519
Acquisitions (see note 21)	—	67,193	—	2,569	69,762
Foreign currency movements	—	—	2,466	—	2,466

DECEMBER 31, 2010	$81,770	$69,081	$294,929	$28,967	$474,747

(1)	See note 17 for a discussion of the Company’s non-insurance operations included in Other above.

Goodwill is tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. There were no indications of goodwill impairment during 2010 or 2009.

|  53

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Intangible Assets (continued)

The following table presents the components of intangible assets.

	December 31,
(dollars in thousands)	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$132,110	$(23,949)	$83,791	$(12,391)
Trade names	34,127	(1,431)	18,988	(215)
Technology	25,753	(2,324)	7,900	(1,095)
Other	7,646	(779)	5,450	(2,114)

TOTAL	$199,636	$(28,483)	$116,129	$(15,815)

Amortization of intangible assets was $16.8 million, $6.7 million and $5.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of intangible assets is estimated to be $18.2 million for 2011, $15.4 million for 2012, $14.3 million for 2013, $12.4 million for 2014 and $12.3 million for 2015.

In 2010, the Company acquired $86.2 million of intangible assets, including $4.1 million of insurance licenses with indefinite lives. The definite-lived intangible assets acquired are expected to be amortized over a weighted average period of 16.6 years. The definite-lived intangible assets acquired during 2010 include customer relationships, technology and trade names, which are expected to be amortized over a weighted average period of 21.9, 9.0 and 11.3 years, respectively.

7. Income Taxes

Income (loss) before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Domestic	$174,543	$86,592	$(100,512)
Foreign	120,968	112,045	(59,317)

INCOME (LOSS) BEFORE INCOME TAXES	$295,511	$198,637	$(159,829)

Income tax expense (benefit) includes the following components.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Current:
Domestic	$22,875	$8,076	$(1,041)
Foreign	(2,278)	(2,714)	63

Total current tax expense (benefit)	20,597	5,362	(978)

Deferred:
Domestic	1,050	(6,763)	(63,702)
Foreign	6,135	(2,381)	(36,715)

Total deferred tax expense (benefit)	7,185	(9,144)	(100,417)

INCOME TAX EXPENSE (BENEFIT)	$27,782	$(3,782)	$(101,395)

54  |

7. Income Taxes (continued)

Foreign income tax expense (benefit) includes United States tax expense (benefit) on foreign operations.

In 2010, income tax expense included a benefit from a reduction in the provision for interest and penalties of $3.9 million. In 2009, income tax benefit included an increase in the provision for interest and penalties of $2.7 million. In 2008, income tax benefit included a benefit from a reduction in the provision for interest and penalties of $3.5 million. At December 31, 2010 and 2009, other liabilities on the consolidated balance sheets included $2.4 million and $6.3 million, respectively, for potential payment of interest and penalties.

State income tax expense is not material to the consolidated financial statements.

The Company made income tax payments of $24.0 million, $21.2 million and $29.0 million in 2010, 2009 and 2008, respectively. Income taxes receivable were $15.9 million and $13.2 million at December 31, 2010 and 2009, respectively, and were included in other assets on the consolidated balance sheets. The income tax receivables at December 31, 2010 and 2009 were due in part to the carryback of $27.5 million and $38.7 million, respectively, of capital losses generated as a result of sales of equity securities and fixed maturities that had tax bases in excess of fair value on the dates of sale.

Reconciliations of the United States corporate income tax rate to the effective tax rate on income (loss) before income taxes are presented in the following table.

	Years Ended December 31,
	2010	2009	2008
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	(11)	(14)	18
Uncertain tax positions	(1)	2	(6)
Tax credits	1	(3)	19
Foreign operations	(13)	(21)	(2)
Other	(2)	(1)	(1)

EFFECTIVE TAX RATE	9%	(2%)	63%

The 2010 effective tax rate included a 13% income tax benefit related to foreign operations, of which 11% is a result of a change in the Company’s plans regarding the amount of earnings considered permanently reinvested in foreign subsidiaries. The 2009 effective tax rate included a 21% income tax benefit related to foreign operations, of which 17% is the result of a one-time tax benefit related to a change in the United Kingdom tax law that became effective in the third quarter of 2009.

|  55

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2010	2009
Assets:
Differences between financial reporting and tax bases	$101,419	$62,620
Unpaid losses and loss adjustment expenses not yet deductible for income tax purposes	105,183	102,999
Unearned premiums recognized for income tax purposes	36,416	32,080
Other-than-temporary impairments not yet deductible for income tax purposes	42,377	68,084
Net operating loss carryforwards	93,864	154,406
Tax credit carryforwards	25,582	22,185

Total gross deferred tax assets	404,841	442,374

Liabilities:
Differences between financial reporting and tax bases	36,004	18,708
Deferred policy acquisition costs	44,813	37,597
Net unrealized gains on investments	260,761	193,495
Undistributed investment in foreign subsidiaries	—	31,418

Total gross deferred tax liabilities	341,578	281,218

NET DEFERRED TAX ASSET	$63,263	$161,156

The decrease in the net deferred tax asset in 2010 was primarily due to an increase in net unrealized gains on investments and a decrease in net operating loss carryforwards during 2010. The net deferred tax assets at December 31, 2010 and 2009 were included in other assets on the consolidated balance sheets.

In December 2008, Markel Corporation received $110.0 million in distributions made by Markel International. In January 2009, Markel Corporation received an additional $101.7 million in distributions made by Markel International. Pursuant to guidance included in FASB ASC 740, Income Taxes, approximately $46 million in foreign paid taxes became available for use by the Company as foreign tax credits as a result of these distributions. At December 31, 2010, the Company had tax credit carryforwards of $25.6 million. The earliest any of these credits will expire is 2019.

At December 31, 2010, the Company had net operating losses of $317.6 million. These losses can be carried forward indefinitely to offset future taxable income in the United Kingdom. Of the $317.6 million of net operating losses, $98.9 million also can be utilized to offset future Markel Capital Limited, a wholly-owned subsidiary, income that is taxable in the United States. The Company’s ability to utilize these losses in the United States expires between the years 2019 and 2026.

At December 31, 2010, the Company had unused capital losses of $7.8 million. The Company’s ability to utilize these losses expires in 2015.

The Company estimates that it will realize $341.6 million of the gross deferred tax assets, including net operating losses, recorded at December 31, 2010 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities. The Company believes that it is more likely than not that it will realize $63.3 million of gross deferred tax assets by generating future taxable income and by using

56  |

7. Income Taxes (continued)

prudent and feasible tax planning strategies if future taxable income is not sufficient. While management believes that a valuation allowance at December 31, 2010 and 2009 was not necessary, changes in management’s estimate of future taxable income to be generated by its foreign subsidiaries, changes in the Company’s ability to use tax planning strategies or significant declines in the estimated fair value of investments could result in a need to record a valuation allowance through a charge to earnings.

At December 31, 2010, the Company had unrecognized tax benefits of $24.6 million. If recognized, $19.3 million of these tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any significant changes in unrecognized tax benefits during 2011.

The following table presents a reconciliation of beginning and ending unrecognized tax benefits.

	Years Ended December 31,
(dollars in thousands)	2010	2009
Unrecognized Tax Benefits, Beginning of Year	$24,940	$59,237
Increases based upon tax positions taken during the current year	863	1,140
Increases for tax positions taken in prior years	342	9,022
Decreases for tax positions taken in prior years	(744)	(42,601)
Settlement with taxing authorities	—	(1,858)
Lapse of statute of limitations	(816)	—

UNRECOGNIZED TAX BENEFITS, END OF YEAR	$24,585	$24,940

The $42.6 million decrease in 2009 for tax positions taken in prior years represented future tax return benefits that the Company no longer anticipated recognizing in its consolidated financial statements.

Provisions for United States income taxes on undistributed earnings of foreign subsidiaries are made only on those amounts in excess of the amounts that are considered to be permanently reinvested. As of December 31, 2010, earnings of the Company’s foreign subsidiaries through 2010 are considered permanently reinvested and no provision for United States income taxes has been recorded. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings due to the complexity of this calculation.

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

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$4,540,654	$4,465,481	$4,452,655
Foreign currency movements, commutations and other	(5,070)	86,362	(192,838)

ADJUSTED NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	4,535,584	4,551,843	4,259,817

Incurred losses and loss adjustment expenses:
Current year	1,224,270	1,228,152	1,432,808
Prior years	(278,041)	(235,289)	(163,783)

TOTAL INCURRED LOSSES AND LOSS ADJUSTMENT EXPENSES	946,229	992,863	1,269,025

Payments:
Current year	269,469	247,814	310,953
Prior years	796,138	759,522	727,609

TOTAL PAYMENTS	1,065,607	1,007,336	1,038,562

Effect of foreign currency rate changes	1,773	3,284	(20,080)
Net reserves for losses and loss adjustment expenses of acquired insurance companies	182,337	—	—
Other	—	—	(4,719)

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	4,600,316	4,540,654	4,465,481

Reinsurance recoverable on unpaid losses	798,090	886,442	1,026,858

GROSS RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$5,398,406	$5,427,096	$5,492,339

Beginning of year net reserves for losses and loss adjustment expenses are adjusted, when applicable, for the impact of changes in foreign currency rates, commutations and other items. In 2010, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $19.1 million in foreign currency rates of exchange, which was offset in part by increases for other items including commutations. In 2009, beginning of year net reserves for losses and loss adjustment expenses were increased by a movement of $74.8 million in foreign currency rates of exchange, most notably between the United States Dollar and the United Kingdom Sterling. In 2008, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $195.7 million in foreign currency rates of exchange, most notably between the United States Dollar and the United Kingdom Sterling.

As a result of its acquisition of Aspen Holdings, Inc. (Aspen) in 2010, the Company recorded net reserves for losses and loss adjustment expenses of $182.3 million. These reserves were recorded at fair value as part of the Company’s purchase accounting. See note 21 for a discussion of the Company’s acquisition of Aspen.

In 2010, incurred losses and loss adjustment expenses included $278.0 million of favorable development on prior years’ loss reserves, which was primarily due to $214.4 million of loss reserve redundancies experienced at Markel International and on the professional and products liability programs within the

58  |

8. Unpaid Losses and Loss Adjustment Expenses (continued)

Excess and Surplus Lines segment as actual claims reporting patterns on prior accident years have been more favorable than initially anticipated within the Company’s actuarial analyses.

In 2009, incurred losses and loss adjustment expenses included $235.3 million of favorable development on prior years’ loss reserves, which was primarily due to $205.6 million of loss reserve redundancies experienced at Markel International and on the professional and products liability programs within the Excess and Surplus Lines segment as actual claims reporting patterns on prior accident years were more favorable than initially anticipated within the Company’s actuarial analyses. The favorable development on prior years’ loss reserves in 2009 was partially offset by $10.0 million of adverse development on asbestos and environmental loss reserves following the Company’s annual review of these exposures.

Current year incurred losses and loss adjustment expenses for 2008 included $91.1 million of estimated net losses on Hurricanes Gustav and Ike (2008 Hurricanes). The estimated net losses on the 2008 Hurricanes were net of estimated reinsurance recoverables of $58.6 million.

In 2008, incurred losses and loss adjustment expenses included $163.8 million of favorable development on prior years’ loss reserves, which was primarily due to $149.6 million of loss reserve redundancies experienced at Markel International and on the professional and products liability programs within the Excess and Surplus Lines segment as actual claims reporting patterns on prior accident years were more favorable than initially anticipated within the Company’s actuarial analyses. The favorable development on prior years’ loss reserves in 2008 was partially offset by $24.9 million of adverse development on prior years’ loss reserves on asbestos and environmental exposures and related reinsurance bad debt.

During the third quarter of each of the past three years, the Company completed an in-depth, actuarial review of its asbestos and environmental exposures. During the 2010 review, the Company determined that no adjustment to loss reserves was necessary. During the 2009 review, the Company increased its estimate of the number of claims that will ultimately be closed with an indemnity payment. During the 2008 review, the Company noted that claims had been closed with total indemnity payments that were higher than had been anticipated, and as a result of this higher than expected average severity on closed claims, the Company’s actuaries updated their average severity assumptions for both open claims and claims incurred but not yet reported. In 2009 and 2008, the Company’s actuarial estimates of the ultimate liability for asbestos and environmental loss reserves were increased, and management increased prior years’ loss reserves for asbestos and environmental exposures accordingly.

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

|  59

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

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$229,030	$238,272	$221,654
Commutations and other	111	(500)	(191)

ADJUSTED NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	229,141	237,772	221,463
Incurred losses and loss adjustment expenses	(428)	2,657	22,106
Payments	(12,679)	(11,399)	(5,297)

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	216,034	229,030	238,272

Reinsurance recoverable on unpaid losses	132,021	153,078	154,901

GROSS RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$348,055	$382,108	$393,173

Incurred losses and loss adjustment expenses for 2009 and 2008 were primarily due to adverse development of asbestos-related reserves. At December 31, 2010, asbestos-related reserves were $270.3 million and $154.4 million on a gross and net basis, respectively.

Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $131.6 million and $84.4 million, respectively, at December 31, 2010. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $355.7 million at December 31, 2010, which includes $67.2 million of litigation-related expense.

60  |

8. Unpaid Losses and Loss Adjustment Expenses (continued)

The Company’s reserves for losses and loss adjustment expenses related to A&E exposures represent management’s best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company’s statistical analysis of these reserves is reviewed by the Company’s independent actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company’s gross and net A&E reserves at December 31, 2010 are adequate.

9. Senior Long-Term Debt and Other Debt

The following table summarizes the Company’s senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2010	2009
6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $582 in 2010 and $851 in 2009	$246,083	$245,814

7.125% unsecured senior notes, due September 30, 2019, interest payable semi-annually, net of unamortized discount of $2,474 in 2010 and $2,757 in 2009	347,526	347,243

7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $2,503 in 2010 and $2,609 in 2009	197,497	197,391

7.50% unsecured senior debentures, due August 22, 2046, interest payable quarterly, net of unamortized discount of $4,091 in 2010 and $4,206 in 2009	145,909	145,794

Subsidiary debt, at various interest rates ranging from 2.7% to 8.8%	78,932	27,406

SENIOR LONG-TERM DEBT AND OTHER DEBT	$1,015,947	$963,648

On June 9, 2010, the Company entered into a revolving credit facility, which provides $270 million of capacity for working capital and other general corporate purposes. The Company may increase the capacity of the revolving credit facility to $350 million subject to certain terms and conditions. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.38% at December 31, 2010) on the unused portion of the facility based on the Company’s debt to equity leverage ratio as calculated under the agreement. At December 31, 2010, the Company had no borrowings outstanding related to the facility. This facility replaced the Company’s previous $375 million revolving credit facility and expires in June 2013.

At December 31, 2010, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company is not in compliance with its covenants, the Company’s access to the credit facility could be restricted. While the Company believes this to be unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity.

On September 22, 2009, the Company issued $350 million of 7.125% unsecured senior notes due September 30, 2019. Net proceeds to the Company were $347.2 million, which were used for general corporate purposes, including acquisitions.

|  61

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Senior Long-Term Debt and Other Debt (continued)

The Company’s 7.125% unsecured senior notes are redeemable by the Company at any time. The Company’s 7.50% unsecured senior debentures are redeemable by the Company at any time after August 22, 2011. None of the Company’s other senior long-term debt is redeemable. None of the Company’s senior long-term debt is subject to any sinking fund requirements.

The Company’s subsidiary debt is primarily associated with its non-insurance operations and is non-recourse to the holding company. The debt of the Company’s non-insurance subsidiaries generally is secured by the assets of those subsidiaries.

The estimated fair value based on quoted market prices of the Company’s senior long-term debt and other debt was $1.1 billion and $1.0 billion at December 31, 2010 and 2009, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of December 31, 2010.

Years Ending December 31,	(dollars in thousands)
2011	$7,264
2012	2,919
2013	255,694
2014	7,976
2015	15,492
2016 and thereafter	736,252

TOTAL PRINCIPAL PAYMENTS	$1,025,597
Unamortized discount	(9,650)

SENIOR LONG-TERM DEBT AND OTHER DEBT	$1,015,947

The Company paid $72.9 million, $47.1 million and $47.5 million in interest on its senior long-term debt and other debt during the years ended December 31, 2010, 2009 and 2008, respectively.

10. Shareholders’ Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,717,928 shares and 9,819,151 shares were issued and outstanding at December 31, 2010 and 2009, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at December 31, 2010 or 2009.

In November 2010, the Company’s Board of Directors approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. This repurchase program replaced a previous repurchase program that had been approved by the Board of Directors in August 2005. As of December 31, 2010, the Company had repurchased 7,956 shares of common stock at a cost of $2.8 million under the Program. As of December 31, 2010, the Company had repurchased 484,750 shares of common stock at a cost of $178.7 million under the previous program, which was terminated upon approval of the Program.

62  |

10. Shareholders’ Equity (continued)

b) Net income (loss) per share is determined by dividing net income (loss) to shareholders by the applicable weighted average shares outstanding.

	Years Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Net income (loss) to shareholders	$266,793	$201,638	$(58,767)

Basic common shares outstanding	9,768	9,815	9,876
Dilutive potential common shares	17	11	—

Diluted shares outstanding	9,785	9,826	9,876

Basic net income (loss) per share	$27.31	$20.54	$(5.95)

Diluted net income (loss) per share	$27.27	$20.52	$(5.95)

Average closing common stock market prices are used to calculate the dilutive effect attributable to restricted stock.

Diluted shares outstanding for 2008 excluded 15,376 dilutive potential shares. These shares were excluded due to their antidilutive effect as a result of the Company’s net loss to shareholders for the year ended December 31, 2008.

c) The Company’s Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company’s common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan’s loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. The Company has authorized 100,000 shares for purchase under this plan, of which 60,931 and 70,874 shares were available for purchase at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $13.7 million and $15.8 million, respectively.

d) The Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan) provides for grants or awards of cash, restricted stock, restricted stock units, performance grants and other stock-based awards to employees and directors. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee) and will terminate on March 5, 2013. At December 31, 2010, there were 128,834 shares reserved for issuance under the Omnibus Incentive Plan.

Restricted stock units are awarded to certain associates and executive officers based upon meeting performance conditions determined by the Compensation Committee. These awards generally vest at the end of the fifth year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company’s common stock for each vested restricted stock unit. During 2010, the Company awarded 3,186 restricted stock units to certain associates and executive officers based either on performance conditions being met or as an incentive to certain newly hired associates.

During 2010, the Company awarded 1,561 shares of restricted stock to its non-employee directors. The shares awarded to non-employee directors will vest in 2011.

|  63

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Shareholders’ Equity (continued)

In May 2010, the Compensation Committee awarded 26,410 restricted stock units to certain associates and executive officers to assist the Company in retaining the services of key employees. These restricted stock units had a grant-date fair value of $9.5 million. Each restricted stock unit will ultimately allow the recipient to receive one share of the Company’s common stock. Twenty percent of the restricted stock units vest after one year, and the balance after five years, with pro rata vesting in case of death, disability or retirement. Shares will be issued in respect of the initial twenty percent of the restricted stock units promptly after vesting. The remaining shares will be issued only following termination of employment, except that issuance of a portion of the shares may occur earlier if designated share price targets are attained. Violation of non-competition agreements contained in the award agreement may result in cancellation of the award, even after vesting.

The following table summarizes nonvested share-based awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards at January 1, 2010	23,855	$415.39
Granted	31,157	358.48
Vested	(4,579)	309.44
Forfeited	(5,509)	433.00

Nonvested awards at December 31, 2010	44,924	$384.54

The fair value of the Company’s share-based awards is determined based on the average price of the Company’s common shares on the grant date. The weighted average grant-date fair value of the Company’s share-based awards granted in 2010, 2009 and 2008 was $358.48, $275.93 and $461.65, respectively. As of December 31, 2010, unrecognized compensation cost related to nonvested share-based awards was $10.6 million, which is expected to be recognized over a weighted average period of 3.7 years. The fair value of the Company’s share-based awards that vested during 2010, 2009 and 2008 was $1.4 million, $2.6 million and $2.1 million, respectively.

e) In connection with the acquisition of Aspen, the Company provided for the conversion of options issued under the Aspen Holdings, Inc. 2008 Stock Option Plan and the Aspen Holdings, Inc. 2008 Stock Option Plan for Non-Employee Directors (the Aspen Option Plans) into options to purchase 58,116 of the Company’s common shares. No further options are available for issuance under the Aspen Option Plans. The options issued were fully vested and exercisable upon conversion and expire ten years from the original date of issue or sooner upon the recipient’s termination of employment or death. The options issued had a weighted average exercise price of $225.94 and a grant-date fair value of $157.15. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model. Assumptions used in the pricing model included an expected annual volatility of 35%, a risk-free rate of approximately 1% and an expected term of four years. The expected annual volatility was based on the historical volatility of the Company’s stock and other factors. The risk-free rate was based on the U.S. Treasury yield curve, with a remaining term equal to the expected life assumption at the grant date. The expected term of the options granted represents the period of time that the options were expected to be outstanding at the grant date. Historical data was used to estimate option exercises and employee termination within the pricing model.

During 2010, 7,595 options were exercised under the Aspen Option Plans, resulting in cash proceeds of $1.5 million and a current tax benefit of $0.4 million. The intrinsic value of options exercised in 2010 was $1.3 million.

At December 31, 2010, there were 50,521 options outstanding and exercisable under the Aspen Option Plans with a weighted average exercise price of $229.80 and a weighted average remaining contractual life of seven years. The outstanding options had an intrinsic value of $7.4 million at December 31, 2010.

64  |

11. Other Comprehensive Income (Loss)

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

The following table summarizes the deferred tax expense (benefit) associated with each component of other comprehensive income (loss).

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$96,555	$190,978	$(320,314)
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	316	(1,118)	—
Reclassification adjustments for net gains (losses) included in net income (loss)	(16,624)	25,912	142,638

Change in net unrealized gains on investments	80,247	215,772	(177,676)
Change in foreign currency translation adjustments	6,579	6,825	(4,250)
Change in net actuarial pension loss	1,069	2,859	(3,630)

TOTAL	$87,895	$225,456	$(185,556)

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

|  65

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Fair Value Measurements (continued)

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

Derivatives. Derivatives are recorded at fair value on a recurring basis and include a credit default swap. The fair value of the credit default swap is measured by the Company using a third party pricing model. See note 20 for a discussion of the valuation model for the credit default swap, including the key inputs and assumptions to the model. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap has been classified as Level 3 within the fair value hierarchy.

66  |

12. Fair Value Measurements (continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, by level within the fair value hierarchy.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$321,338	$—	$321,338
Obligations of states, municipalities and political subdivisions	—	2,799,339	—	2,799,339
Foreign governments	—	572,818	—	572,818
Residential mortgage-backed securities	—	425,563	—	425,563
Asset-backed securities	—	22,756	—	22,756
Public utilities	—	102,444	—	102,444
Convertible bonds	—	16,725	—	16,725
All other corporate bonds	—	1,170,243	—	1,170,243

Total fixed maturities	—	5,431,226	—	5,431,226

Equity securities:
Insurance companies, banks and trusts	710,986	—	—	710,986
Industrial, consumer and all other	1,010,985	—	—	1,010,985

Total equity securities	1,721,971	—	—	1,721,971

Short-term investments	269,466	55,874	—	325,340

Total investments available-for-sale	1,991,437	5,487,100	—	7,478,537

Liabilities:
Derivative contracts	$—	$—	$25,228	$25,228

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	2010		2009
Derivatives, Beginning of Period	$26,968		$29,964
Total gains included in:
Net income	(1,740)		(2,996)
Other comprehensive income	—		—
Transfers into Level 3	—		—
Transfers out of Level 3	—		—

Derivatives, End of Period	$25,228		$26,968

Net unrealized gains included in net income relating to liabilities held at December 31, 2010 and 2009	$1,740	(1)	$2,996	(1)

(1)	Included in net investment income in the consolidated statements of operations and comprehensive income (loss).

|  67

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Fair Value Measurements (continued)

There were no transfers into or out of Level 1 and Level 2 during 2010 and 2009. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2010. At December 31, 2010, the Company did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral.

13. Reinsurance

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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2010 and 2009, balances recoverable from the Company’s ten largest reinsurers, by group, represented approximately 68% and 62%, respectively, of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances. At December 31, 2010, the Company’s largest reinsurance balance was due from the Munich Re Group and represented 16% of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements.

The following table summarizes the Company’s reinsurance allowance for doubtful accounts.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
REINSURANCE ALLOWANCE, BEGINNING OF YEAR	$151,339	$155,882	$167,465
Additions:
Charged to expense	—	—	2,634
Charged to other accounts	7,927	686	3,672

TOTAL REINSURANCE ALLOWANCE ADDITIONS	7,927	686	6,306

Deductions	(4,076)	(5,229)	(17,889)

REINSURANCE ALLOWANCE, END OF YEAR	$155,190	$151,339	$155,882

Management believes the Company’s reinsurance allowance for doubtful accounts is adequate at December 31, 2010; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges.

68  |

13. Reinsurance (continued)

The following table summarizes the effect of reinsurance on premiums written and earned.

	Years Ended December 31,
(dollars in thousands)	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Direct	$1,704,684	$1,681,027	$1,683,355	$1,808,471	$2,002,882	$2,088,824
Assumed	277,783	253,654	222,538	218,309	209,902	202,031
Ceded	(213,349)	(203,760)	(191,484)	(210,945)	(244,288)	(268,671)

NET PREMIUMS	$1,769,118	$1,730,921	$1,714,409	$1,815,835	$1,968,496	$2,022,184

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $61.3 million, $51.0 million and $226.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The year ended December 31, 2010 included $43.2 million of estimated reinsurance recoverables related to the Deepwater Horizon drilling rig explosion. Ceded incurred losses and loss adjustment expenses in 2008 included ceded losses on the 2008 Hurricanes of $58.6 million.

The percentage of assumed earned premiums to net earned premiums was 15%, 12% and 10% for the years ended December 31, 2010, 2009 and 2008, respectively.

14. Commitments and Contingencies

a) The Company leases substantially all of its facilities and certain furniture and equipment under noncancelable operating leases with remaining terms up to ten years.

The following table summarizes the Company’s minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2010.

Years Ending December 31,	(dollars in thousands)
2011	$17,689
2012	16,820
2013	16,761
2014	15,797
2015	14,414
2016 and thereafter	34,353

TOTAL	$115,834

Rental expense was $22.9 million, $19.8 million and $20.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

b) Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

15. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business. These transactions are at arm’s length and are immaterial to the Company’s consolidated financial statements.

|  69

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Statutory Financial Information

a) The following table includes unaudited selected information for the Company’s wholly-owned domestic insurance subsidiaries as filed with state insurance regulatory authorities.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Net income (loss)	$165,605	$129,035	$(19,073)

Statutory capital and surplus	$1,503,165	$1,308,437	$985,675

The laws of the domicile states of the Company’s domestic insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company’s domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2010, the Company’s domestic insurance subsidiaries could pay up to $197.0 million during the following 12 months under the ordinary dividend regulations.

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

The following table summarizes MIICL’s FSA Return net income (loss) and policyholders’ surplus.

	Years Ended December 31,
(dollars in thousands)	2010(1)	2009	2008
Net income (loss)	$82,984	$80,193	$(40,946)

Policyholders’ surplus	$522,325	$382,741	$264,421

(1)	Estimated and unaudited.

MIICL’s ability to pay dividends is limited by applicable FSA requirements, which require MIICL to give 14 days advance notice to the FSA of its intention to declare and pay a dividend. In addition, MIICL must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose.

17. Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. The Company considers many factors, including the nature of its insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

All investing activities related to our insurance operations are included in the Investing segment. For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with an acquisition. The Company’s non-insurance operations primarily consist of controlling interests in various businesses. For purposes of segment reporting, the Company’s non-insurance operations are not considered to be a reportable operating segment.

70  |

17. Segment Reporting Disclosures (continued)

The following table summarizes the Company’s gross written premiums by country. Gross written premiums are attributed to individual countries based upon location of risk.

	Years Ended December 31,
(dollars in thousands)	2010	% of Total	2009	% of Total	2008	% of Total
United States	$1,433,185	72%	$1,417,497	74%	$1,701,677	77%
United Kingdom	137,502	7	136,907	7	165,671	7
Canada	92,017	5	35,685	2	42,379	2
Other countries	319,763	16	315,804	17	303,057	14

Total	$1,982,467	100%	$1,905,893	100%	$2,212,784	100%

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

For management reporting purposes, the Company allocates assets to its underwriting, investing and non-insurance operations. Underwriting assets are all assets not specifically allocated to the Investing segment or to the Company’s non-insurance operations. Underwriting assets are not allocated to the Excess and Surplus Lines, Specialty Admitted, London Insurance Market or Other Insurance (Discontinued Lines) segments since the Company does not manage its assets by operating segment. Invested assets related to our insurance operations are allocated to the Investing segment since these assets are available for payment of losses and expenses for all operating segments. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

|  71

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Segment Reporting Disclosures (continued)

a) The following tables summarize the Company’s segment disclosures.

	Year Ended December 31, 2010
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$898,409	$375,036	$708,968	$54	$—	$1,982,467
Net written premiums	797,518	348,634	622,799	167	—	1,769,118

Earned premiums	809,672	343,574	577,507	168	—	1,730,921
Losses and loss adjustment expenses	(413,998)	(208,519)	(320,350)	(3,362)	—	(946,229)
Amortization of policy acquisition costs	(190,903)	(85,521)	(149,469)	—	—	(425,893)
Other operating expenses	(169,221)	(48,283)	(81,553)	74	—	(298,983)

Underwriting profit (loss)	35,550	1,251	26,135	(3,120)	—	59,816

Net investment income	—	—	—	—	272,530	272,530
Net realized investment gains	—	—	—	—	36,362	36,362
Other revenues (insurance)	—	12,354	6,753	—	—	19,107
Other expenses (insurance)	—	(16,055)	(5,854)	—	—	(21,909)

Segment profit (loss)	$35,550	$(2,450)	$27,034	$(3,120)	$308,892	$365,906

Other revenues (non-insurance)						166,473
Other expenses (non-insurance)						(146,381)
Amortization of intangible assets						(16,824)
Interest expense						(73,663)

INCOME BEFORE INCOME TAXES						$295,511

U.S. GAAP combined ratio (1)	96%	100%	95%	NM (2)		97%

	Year Ended December 31, 2009
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$962,702	$301,827	$641,226	$138	$—	$1,905,893
Net written premiums	869,695	279,266	566,046	(598)	—	1,714,409

Earned premiums	940,098	303,897	572,438	(598)	—	1,815,835
Losses and loss adjustment expenses	(504,631)	(186,215)	(298,741)	(3,276)	—	(992,863)
Amortization of policy acquisition costs	(221,518)	(72,306)	(146,992)	—	—	(440,816)
Other operating expenses	(177,707)	(43,052)	(74,243)	(842)	—	(295,844)

Underwriting profit (loss)	36,242	2,324	52,462	(4,716)	—	86,312

Net investment income	—	—	—	—	259,809	259,809
Net realized investment losses	—	—	—	—	(96,100)	(96,100)
Other revenues (insurance)	—	—	4,116	—	—	4,116
Other expenses (insurance)	—	—	(3,248)	—	—	(3,248)

Segment profit (loss)	$36,242	$2,324	$53,330	$(4,716)	$163,709	$250,889

Other revenues (non-insurance)						85,666
Other expenses (non-insurance)						(77,251)
Amortization of intangible assets						(6,698)
Interest expense						(53,969)

INCOME BEFORE INCOME TAXES						$198,637

U.S. GAAP combined ratio (1)	96%	99%	91%	NM (2)	—	95%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

72  |

17. Segment Reporting Disclosures (continued)

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

(2)	NM — Ratio is not meaningful.

b) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2010
Excess and Surplus Lines	$73,368	$356,277	$2,442,987
Specialty Admitted	54,669	222,965	628,775
London Insurance Market	60,746	260,295	1,820,399
Other Insurance (Discontinued Lines)	—	—	506,245

TOTAL	$188,783	$839,537	$5,398,406

December 31, 2009
Excess and Surplus Lines	$75,835	$369,262	$2,620,119
Specialty Admitted	31,585	134,979	383,820
London Insurance Market	49,377	213,487	1,855,014
Other Insurance (Discontinued Lines)	—	—	568,143

TOTAL	$156,797	$717,728	$5,427,096

|  73

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Segment Reporting Disclosures (continued)

c) The following table summarizes segment earned premiums by major product grouping.

(dollars in thousands)	Property	Casualty	Professional/ Products Liability	Workers’ Compensation	Other	Consolidated
Year Ended December 31, 2010
Excess and Surplus Lines	$145,250	$191,770	$339,427	$—	$133,225	$809,672
Specialty Admitted	121,268	118,253	17,085	36,853	50,115	343,574
London Insurance Market	201,796	50,244	176,767	—	148,700	577,507
Other Insurance (Discontinued Lines)	—	—	—	—	168	168

EARNED PREMIUMS	$468,314	$360,267	$533,279	$36,853	$332,208	$1,730,921

Year Ended December 31, 2009
Excess and Surplus Lines	$174,046	$233,955	$322,822	$—	$209,275	$940,098
Specialty Admitted	131,362	130,566	—	—	41,969	303,897
London Insurance Market	200,410	46,327	190,394	—	135,307	572,438
Other Insurance (Discontinued Lines)	—	—	—	—	(598)	(598)

EARNED PREMIUMS	$505,818	$410,848	$513,216	$—	$385,953	$1,815,835

Year Ended December 31, 2008
Excess and Surplus Lines	$182,114	$326,260	$354,053	$—	$227,540	$1,089,967
Specialty Admitted	140,650	131,716	—	—	43,398	315,764
London Insurance Market	204,722	48,713	243,050	—	119,343	615,828
Other Insurance (Discontinued Lines)	—	—	—	—	625	625

EARNED PREMIUMS	$527,486	$506,689	$597,103	$—	$390,906	$2,022,184

The Company does not manage products at this level of aggregation. The Company offers over 100 product lines and manages these products in logical groupings within each operating segment.

d) The following table reconciles segment assets to the Company’s consolidated balance sheets.

	December 31,
(dollars in thousands)	2010	2009	2008
Segment Assets:
Investing	$8,198,401	$7,844,052	$6,892,005
Underwriting	2,371,406	2,214,991	2,569,234

TOTAL SEGMENT ASSETS	$10,569,807	$10,059,043	$9,461,239

Non-insurance operations	255,782	182,853	50,815

TOTAL ASSETS	$10,825,589	$10,241,896	$9,512,054

18. Employee Benefit Plans

a) The Company maintains defined contribution plans for employees of its United States insurance operations in accordance with Section 401(k) of the Internal Revenue Code. Employees of the Company’s non-insurance subsidiaries are provided post-retirement benefits under separate plans. The Company also provides another defined contribution plan for Markel International employees. This plan is in line with local market terms and conditions of employment. Expenses relating to the Company’s defined contribution plans were $14.4 million, $13.1 million and $13.1 million in 2010, 2009 and 2008, respectively.

74  |

18. Employee Benefit Plans (continued)

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

	Years Ended December 31,
(dollars in thousands)	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$125,052	$93,442
Service cost	1,238	1,374
Interest cost	6,812	5,881
Participant contributions	271	148
Benefits paid	(4,004)	(2,719)
Actuarial loss	5,499	17,210
Effect of foreign currency rate changes	(4,602)	9,716

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$130,266	$125,052

Change in plan assets:
Fair value of plan assets at beginning of period	$120,092	$86,064
Actual gain on plan assets	16,099	20,823
Employer contributions	6,560	6,829
Participant contributions	271	148
Benefits paid	(4,004)	(2,719)
Effect of foreign currency rate changes	(4,429)	8,947

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$134,589	$120,092

Funded status of the plan	$4,323	$(4,960)

Net actuarial pension loss	44,064	47,882

TOTAL	$48,387	$42,922

Net actuarial pension loss is recognized as a component of accumulated other comprehensive income, net of a tax benefit of $12.3 million and $13.4 million in 2010 and 2009, respectively. The asset for pension benefits, also referred to as the funded status of the plan, at December 31, 2010 is included in other assets on the consolidated balance sheet. The liability for pension benefits at December 31, 2009 is included in other liabilities on the consolidated balance sheet.

|  75

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Employee Benefit Plans (continued)

The following table summarizes the components of net periodic benefit cost and the weighted average assumptions for the Terra Nova Pension Plan.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$1,238	$1,374	$1,940
Interest cost	6,812	5,881	5,850
Expected return on plan assets	(8,645)	(6,877)	(7,208)
Amortization of net actuarial pension loss	1,931	1,990	1,602

NET PERIODIC BENEFIT COST	$1,336	$2,368	$2,184

Weighted average assumptions as of December 31:
Discount rate	5.4%	5.8%	6.0%
Expected return on plan assets	6.8%	7.2%	7.2%
Rate of compensation increase	4.5%	4.5%	4.5%

The projected benefit obligation and the net periodic benefit cost are determined by independent actuaries using assumptions provided by the Company. In determining the discount rate, the Company uses the current yield on high-quality, fixed-income investments that have maturities corresponding to the anticipated timing of estimated defined benefit payments. The Company’s discount rate approximates a bond yield from a published index that includes “AA” rated corporate bonds with maturities of 15 years or more. The expected return on plan assets is estimated based upon the anticipated average yield on plan assets and reflects expected changes in the allocation of plan assets. Asset returns reflect management’s belief that 4.5% is a reasonable rate of return to anticipate for fixed maturities given current market conditions and future expectations. In addition, the expected return on plan assets includes an assumption that equity securities will outperform fixed maturities by approximately 3.5% over the long term. The rate of compensation increase is based upon historical experience and management’s expectation of future compensation.

Management’s discount rate and rate of compensation increase assumptions at December 31, 2010 were used to calculate the Company’s projected benefit obligation. Management’s discount rate, expected return on plan assets and rate of compensation increase assumptions at December 31, 2009 were used to calculate the net periodic benefit cost for 2010. The Company estimates that net periodic benefit cost in 2011 will include an expense of $1.8 million resulting from the amortization of the net actuarial pension loss included as a component of accumulated other comprehensive income at December 31, 2010.

The fair values of each of the plan’s assets are measured using quoted prices in active markets for identical assets, which represent Level 1 inputs within the fair value hierarchy established in FASB ASC 820-10. The following table summarizes the fair value of plan assets as of December 31, 2010 and 2009.

	December 31,
(dollars in thousands)	2010	2009
Plan assets:
Fixed maturity index funds	$31,230	$24,535
Equity security index funds	103,273	95,538
Cash and cash equivalents	86	19

TOTAL	$134,589	$120,092

76  |

18. Employee Benefit Plans (continued)

The Company’s target asset allocation for the plan is 73% equity securities and 27% fixed maturities. At December 31, 2010, the actual allocation of assets in the plan was 77% equity securities and 23% fixed maturities. At December 31, 2009, the actual allocation of plan assets was 80% equity securities and 20% fixed maturities.

Investments are managed by a third-party investment manager. Equity securities are invested in two index funds that are allocated 67% to shares of United Kingdom companies and 33% to companies in other markets. The primary objective of investing in these funds is to earn rates of return that are consistently in excess of inflation. Investing in equity securities, historically, has provided rates of return that are higher than investments in fixed maturities. As the Company’s obligations under this pension plan are expected to be paid out over a period in excess of thirty years, the Company primarily invests in equity securities. Fixed maturity investments are allocated between five index funds, two that include United Kingdom government securities, one that includes securities issued by other foreign governments and two that include United Kingdom corporate securities. The assets in these funds are invested to meet the Company’s obligations for current pensioners and those individuals nearing retirement. The plan does not invest in the Company’s common shares.

At December 31, 2010 and 2009, the fair value of plan assets exceeded the plan’s accumulated benefit obligation of $109.8 million and $105.8 million, respectively. The Company expects to make plan contributions of $6.5 million in 2011.

The benefits expected to be paid in each year from 2011 to 2015 are $2.8 million, $2.9 million, $3.0 million, $3.1 million and $3.2 million, respectively. The aggregate benefits expected to be paid in the five years from 2016 to 2020 are $17.3 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2010 and include estimated future employee service.

|  77

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial condition, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $194,441 in 2010 and $233,932 in 2009)	$201,736	$249,640
Equity securities (cost of $276,507 in 2010 and $218,103 in 2009)	391,831	304,416
Short-term investments (estimated fair value approximates cost)	109,994	179,986
Investments in affiliates	—	43,633

TOTAL INVESTMENTS	703,561	777,675

Cash and cash equivalents	182,088	243,182
Receivables	27,467	18,093
Investments in consolidated subsidiaries	2,917,796	2,677,419
Notes receivable from subsidiaries	296,694	66,517
Income taxes receivable	6,087	21,899
Net deferred tax asset	22,214	—
Other assets	50,923	47,786

TOTAL ASSETS	$4,206,830	$3,852,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior long-term debt	$937,015	$936,242
Net deferred tax liability	—	27,644
Other liabilities	98,292	114,325

TOTAL LIABILITIES	1,035,307	1,078,211

TOTAL SHAREHOLDERS’ EQUITY	3,171,523	2,774,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,206,830	$3,852,571

78  |

19. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
REVENUES
Net investment income	$21,070	$21,899	$5,432
Dividends on common stock of consolidated subsidiaries	142,014	44,048	246,346
Net realized investment gains (losses):
Other-than-temporary impairment losses	(8,087)	(28,185)	(63,043)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	21,496	4,201	(62,281)

Net realized investment gains (losses)	13,409	(23,984)	(125,324)
Other	5	4	2

TOTAL REVENUES	176,498	41,967	126,456

EXPENSES
Interest	69,107	52,286	47,357
Other	1,226	4,764	2,336

TOTAL EXPENSES	70,333	57,050	49,693

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME TAXES	106,165	(15,083)	76,763
Equity in undistributed earnings of consolidated subsidiaries	113,892	203,822	(218,823)
Income tax benefit	46,736	12,899	83,293

NET INCOME (LOSS ) TO SHAREHOLDERS	$266,793	$201,638	$(58,767)

OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$28,646	$27,516	$(92,656)
Consolidated subsidiaries’ net holding gains (losses) arising during the period	167,002	299,443	(502,111)
Consolidated subsidiaries’ unrealized other-than-temporary impairment losses on fixed maturities arising during the period	672	(5,405)	—
Reclassification adjustments for net gains (losses) included in net income (loss) to shareholders	(15,257)	6,043	81,403
Consolidated subsidiaries’ reclassification adjustments for net gains (losses) included in net income (loss) to shareholders	(17,574)	46,840	183,495

Change in net unrealized gains on investments, net of taxes	163,489	374,437	(329,869)

Change in foreign currency translation adjustments, net of taxes	1,656	(22,532)	19,558
Consolidated subsidiaries’ change in foreign currency translation adjustments, net of taxes	(4,124)	41,720	(27,451)
Change in net actuarial pension loss, net of taxes	—	460	726
Consolidated subsidiaries’ change in net actuarial pension loss, net of taxes	2,749	(4,728)	(7,466)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS	163,770	389,357	(344,502)

COMPREHENSIVE INCOME (LOSS ) TO SHAREHOLDERS	$430,563	$590,995	$(403,269)

|  79

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss) to shareholders	$266,793	$201,638	$(58,767)
Adjustments to reconcile net income (loss) to shareholders to net cash provided by operating activities	(181,824)	(124,388)	239,739

NET CASH PROVIDED BY OPERATING ACTIVITIES	84,969	77,250	180,972

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	244,225	30,233	314,544
Proceeds from maturities, calls and prepayments of fixed maturities	43,530	10,597	19,253
Cost of fixed maturities and equity securities purchased	(252,934)	(59,410)	(286,766)
Net change in short-term investments	69,861	(59,736)	(119,698)
Decrease (increase) in notes receivable due from subsidiaries	2,142	(39,088)	5,700
Capital contributions to subsidiaries	(53,409)	(127,094)	(138,406)
Return of capital from subsidiaries	3,505	101,715	109,949
Acquisitions	(128,884)	—	—
Additions to property and equipment	(18,621)	(12,360)	(9,764)
Other	(757)	20,766	(22,350)

NET CASH USED BY INVESTING ACTIVITIES	(91,342)	(134,377)	(127,538)

FINANCING ACTIVITIES
Additions to senior long-term debt	—	497,172	100,000
Repayments and retirement of senior long-term debt	—	(250,000)	(93,050)
Repurchases of common stock	(45,218)	—	(60,601)
Other	(9,503)	(441)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(54,721)	246,731	(53,651)

Increase (decrease) in cash and cash equivalents	(61,094)	189,604	(217)
Cash and cash equivalents at beginning of year	243,182	53,578	53,795

CASH AND CASH EQUIVALENTS AT END OF YEAR	$182,088	$243,182	$53,578

20. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both December 31, 2010 and 2009, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

80  |

20. Derivatives (continued)

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At December 31, 2010 and 2009, the credit default swap had a fair value of $25.2 million and $27.0 million, respectively. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income in 2010 and 2009 included a favorable change in the fair value of the credit default swap of $1.7 million and $3.0 million, respectively. Net investment income in 2008 included an adverse change in the fair value of the credit default swap of $13.7 million.

Since entering into the credit default swap agreement, the Company has paid $16.9 million to settle its obligations related to credit events. These payments reduced the Company’s liability related to its credit default swap.

See notes 2(i) and 12 for further discussion of the Company’s credit default swap.

The Company had no other material derivative instruments at December 31, 2010.

21. Acquisitions

a) Insurance Acquisition. On October 15, 2010, the Company completed its acquisition of 100% of the outstanding shares of Aspen, a Nebraska-based privately held corporation whose FirstComp insurance group provides workers’ compensation insurance and related services, principally to small businesses, in 31 states. This acquisition will provide the Company with the ability to expand its insurance operations to include workers’ compensation coverage. Results attributable to this acquisition are included in the Specialty Admitted segment.

FirstComp operations collectively produced approximately $290 million of gross written premiums in 2010. A portion of the business FirstComp produces is written on FirstComp Insurance Company, a wholly-owned subsidiary and a Nebraska-domiciled insurance company. FirstComp also produces business for unaffiliated insurance companies through FirstComp Underwriters Group, Inc. and FirstComp Insurance Agency, Inc., which act as managing general agents. During 2010, the Specialty Admitted segment included $40.7 million of gross written premiums produced by FirstComp. The Company expects to significantly increase its share of the premium writings produced by FirstComp in 2011.

Total consideration for this acquisition was $135.6 million, which included cash consideration of $128.9 million. As part of the consideration, outstanding options to purchase shares of Aspen’s common stock were converted into options to purchase 58,116 shares of the Company’s common stock at an average exercise price of $225.94 per share. These options had a fair value at acquisition of $6.7 million, net of taxes. Aspen shareholders also received contingent value rights that may result in the payment of additional cash consideration depending, among other things, upon the development of FirstComp’s loss reserves and loss sensitive profit commissions over time. Based on current expectations, the Company believes that it is unlikely that any contingent consideration will be paid related to the contingent value rights.

The purchase price was allocated to the acquired assets and liabilities of Aspen based on estimated fair values at the acquisition date. The Company recognized goodwill of $67.2 million, which is primarily attributable to synergies that are expected to result upon integration of FirstComp into the Company’s insurance operations. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company also recognized other intangible assets of $70.0 million.

|  81

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Acquisitions (continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquistion date.

(dollars in thousands)
Investments	$208,198
Cash and cash equivalents	47,354
Receivables	57,077
Reinsurance recoverable on paid and unpaid losses	22,932
Deferred policy acquisition costs	18,076
Unpaid losses and loss adjustment expenses	(204,418)
Unearned premiums	(74,553)
Other debt	(28,964)
Other, net	(47,331)

Net liabilities	(1,629)
Goodwill	67,193
Intangible assets	70,000

Acquisition date fair value	$135,564

The following table presents, on a pro forma basis, the Company’s unaudited consolidated operating revenues and net income to shareholders as if the acquisition of Aspen had occurred on January 1, 2009 and after certain adjustments, primarily related to amortization of intangible assets, interest expense on debt retired at acquisition and the corresponding income tax effects. The pro forma financial information does not necessarily reflect the results that would have occurred had the acquisition taken place on

January 1, 2009.

	Years Ended December 31,
(dollars in thousands)	2010	2009
Operating revenues	$2,361,174	$2,263,321
Net income to shareholders	$243,795	$193,729

b) Non-insurance Acquisitions. On May 11, 2010, the Company acquired Solbern, Inc., a privately held company headquartered in Fairfield, New Jersey that manufactures food processing equipment for both domestic and international markets. On December 15, 2010, the Company acquired a 60% controlling interest in RD Holdings, LLC (RetailData), a privately held company headquartered in Richmond, Virginia that provides retail intelligence services. On December 23, 2010, the Company acquired a 75% controlling interest in Diamond Healthcare Corporation (Diamond Healthcare), a privately held company headquartered in Richmond, Virginia that manages behavioral health programs throughout the United States. Under the terms of the acquisition agreements, the Company has the option to acquire the remaining equity interests in RetailData and Diamond Healthcare in the future. Any additional consideration for the remaining equity interests would be based on the future earnings of these companies. Also during 2010, ParkLand Ventures, Inc., a subsidiary that owns and operates manufactured housing communities throughout the United States, made several acquisitions.

Total consideration for the Company’s non-insurance acquisitions in 2010 was approximately $132 million. Since the Company consolidates its non-insurance operations on a one-month lag, the purchase price allocation for RetailData and Diamond Healthcare will be completed in the first quarter of 2011. At December 31, 2010, amounts related to the consideration paid to acquire RetailData and Diamond Healthcare were included in other assets on the consolidated balance sheet. The Company recognized goodwill of $2.6 million and other intangible assets of $12.7 million in connection with the Solbern, Inc. and ParkLand Ventures, Inc. acquisitions completed in 2010.

The Company’s strategy in acquiring controlling interests in businesses that operate outside of the specialty insurance marketplace is similar to the Company’s strategy for purchasing equity securities. The Company seeks to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices.

82  |

22. Quarterly Financial Information (unaudited)

The following table presents the unaudited quarterly results of consolidated operations for 2010, 2009 and 2008.

	Quarters Ended
(dollars in thousands, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2010
Operating revenues	$536,719	$515,414	$561,354	$611,906
Net income	43,206	20,917	63,157	140,449
Net income to shareholders	42,569	20,831	63,250	140,143
Comprehensive income (loss) to shareholders	134,539	(33,903)	225,328	104,599
Net income per share:
Basic	$4.34	$2.13	$6.49	$14.42
Diluted	4.33	2.12	6.48	14.37
Common stock price ranges:
High	$379.05	$392.55	$354.34	$386.87
Low	325.00	326.90	320.71	332.77

2009
Operating revenues	$495,177	$522,432	$500,349	$551,368
Net income	16,436	33,030	59,211	93,742
Net income to shareholders	16,358	32,798	59,126	93,356
Comprehensive income (loss) to shareholders	(1,996)	171,869	339,859	81,263
Net income per share:
Basic	$1.67	$3.34	$6.02	$9.51
Diluted	1.67	3.34	6.02	9.49
Common stock price ranges:
High	$317.75	$316.00	$363.00	$347.50
Low	208.77	255.37	266.91	316.85

2008
Operating revenues	$520,222	$645,003	$434,204	$377,154
Net income (loss)	33,976	82,315	(142,115)	(32,610)
Net income (loss) to shareholders	33,988	82,242	(142,287)	(32,710)
Comprehensive loss to shareholders	(19,889)	(93,698)	(158,822)	(130,860)
Net income (loss) per share:
Basic	$3.42	$8.30	$(14.46)	$(3.33)
Diluted	3.41	8.29	(14.46)	(3.33)
Common stock price ranges:
High	$492.97	$458.31	$480.00	$392.38
Low	394.99	367.00	315.90	234.23

|  83

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The Company adopted Financial Accounting Standards Board Accounting Standards Codification 320-10-65 related to the recognition and presentation of other-than-temporary impairment of investments on April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Markel Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Richmond, Virginia

February 28, 2011

84  |

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited Markel Corporation’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

|  85

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

In our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia

February 28, 2011

86  |

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included herein.

Alan I. Kirshner	Anne G. Waleski
Chief Executive Officer	Chief Financial Officer

February 28, 2011

|  87

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $5.4 billion and reinsurance recoverable on unpaid losses of $0.8 billion at December 31, 2010 compared to $5.4 billion and $0.9 billion, respectively, at December 31, 2009. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.

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

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and case reserves from estimated ultimate losses. IBNR reserves were 61% of total unpaid losses and loss adjustment expenses at December 31, 2010 compared to 60% at December 31, 2009.

88  |

Our liabilities for unpaid losses and loss adjustment expenses can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, accident and health, motorcycle, watercraft and marine hull exposures for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines, including professional liability, directors’ and officers’ liability, products liability, general liability and excess and umbrella exposures, as well as workers’ compensation insurance. Some factors that contribute to the uncertainty and volatility of long-tail casualty programs, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses.

Our ultimate liability may be greater or less than current reserves. Changes in our estimated ultimate liability for loss reserves generally occur as the result of the emergence of unanticipated loss activity, the completion of specific actuarial or claims studies or changes in internal or external factors. We closely monitor new information on reported claims and use statistical analyses prepared by our actuaries to evaluate the adequacy of our recorded reserves. We are required to exercise considerable judgment when assessing the relative credibility of loss development trends. Our philosophy is to establish loss reserves that are more likely redundant than deficient. This means that we seek to establish loss reserves that will ultimately prove to be adequate. As a result, if new information or trends indicate an increase in frequency or severity of claims in excess of what we initially anticipated, we generally respond quickly and increase loss reserves. If, however, frequency or severity trends are more favorable than initially anticipated, we often wait to reduce our loss reserves until we can evaluate experience in additional periods to confirm the credibility of the trend. In addition, for long-tail lines of business, trends develop over longer periods of time, and as a result, we give credibility to these trends more slowly than for short-tail or less volatile lines of business.

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

Each actuarial method has its own set of assumptions and its own strengths and limitations, with no one method being better than the others in all situations. Our actuaries select the reserving methods that they believe will produce the most reliable estimate for the class of business being evaluated. Greater judgment may be required when we introduce new product lines or when there have been changes in claims handling practices, as the statistical data available may be insufficient. In these instances, we may rely upon assumptions applied to similar lines of business, rely more heavily on industry experience, take into account changes in underwriting guidelines and risk selection or review the impact of changes in claims reserving practices with claims personnel. For example, in 2009, as part of the formation of a shared service claims function, we reassigned certain claims handling responsibilities to different claims personnel based upon our product line groupings and regional office model, and we standardized certain claims handling practices. We believe these changes in claims handling practices impacted the comparability of case reserves between periods. Our actuaries considered these changes and made adjustments to data where appropriate when establishing their actuarial point estimates.

A key assumption in most actuarial analyses is that past development patterns will repeat themselves in the future, absent a significant change in internal or external factors that influence the ultimate cost of our unpaid losses and loss adjustment expenses. Our estimates reflect implicit

90  |

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

Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Loss frequency measures the number of claims per unit of insured exposure. When the number of newly reported claims is higher than anticipated, generally speaking, loss reserves are increased. Conversely, loss reserves are generally decreased when fewer claims are reported than expected. Loss severity measures the average size of a claim. When the average severity of reported claims is higher than originally estimated, loss reserves are typically increased. When the average claim size is lower than anticipated, loss reserves are typically decreased. For example, in each of the past three years, we have experienced redundancies on prior years’ loss reserves in our professional and products liability lines as a result of decreases in loss severity, while over the past three-year period we have experienced deficiencies on prior years’ loss reserves related to our A&E exposures as a result of increases in loss frequency and severity.

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

Management’s best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $361 million, or 8.5%, at December 31, 2010, compared to $371 million, or 8.9%, at December 31, 2009. In management’s opinion, the actuarially calculated point estimate generally underestimates both the ultimate favorable impact of a hard insurance market and the ultimate adverse impact of a soft insurance market. Therefore, the percentage by which management’s best estimate exceeds the actuarial point estimate will generally be higher during a soft market than during a hard market.

|  91

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The difference between management’s best estimate and the actuarially calculated point estimate in both 2010 and 2009 is primarily associated with our long-tail business in the Excess and Surplus Lines and London Insurance Market segments. In both 2010 and 2009, management’s best estimate exceeded the actuarial point estimate as a result of attributing less credibility than our actuaries to favorable trends experienced on our long-tail lines of business in recent years. In particular, given the long-tail and volatile nature of the business in the London Insurance Market segment, as well as past unfavorable development in this segment, management has not incorporated these favorable trends into its best estimate to the same extent as the actuaries. Management also believes that the actuaries’ point estimates for the 2008 to 2010 accident years do not fully reflect the impact of soft insurance market conditions or the recent economic environment. During a recessionary environment, the frequency of insurance claims may increase. Similarly, the risk that an insured will intentionally cause or be indifferent to a loss may increase during an economic downturn, and the attention to loss prevention measures may decrease. These subjective factors affect the development of losses and represent instances where management’s perspectives may differ from those of our actuaries.

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

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates, by segment, at December 31, 2010.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Excess and Surplus Lines	$2,113.2	$1,711.0	$2,373.3
Specialty Admitted	550.0	451.0	603.3
London Insurance Market	1,513.0	1,136.7	1,552.6
Other Insurance (Discontinued Lines)	424.1	212.9	948.5

(1)

Due to the actuarial methods used to determine the separate ranges for each segment of our business, it is not appropriate to aggregate the high or low ends of the separate ranges to determine the high and low ends of the actuarial range on a consolidated basis.

Undue reliance should not be placed on these ranges of estimates as they are only one of many points of reference used by management to determine its best estimate of ultimate losses. Further, actuarial ranges may not be a true reflection of the potential variability between loss reserves estimated at the balance sheet date and the ultimate cost of settling claims. Actuarial ranges are developed based on known events as of the valuation date, while ultimate losses are subject to events and circumstances that are unknown as of the valuation date. For example, the Claims and Reserves table on page 115, which provides a summary of historical development between originally estimated loss reserves and ultimate claims costs, illustrates this potential variability, reflecting a cumulative deficiency in net

92  |

reserves of 37% for the 2000 and prior accident years. A significant portion of the cumulative deficiency that occurred during those periods included adverse loss reserve development at Markel International, which we acquired in 2000. Historically, we have experienced greater volatility on acquired books of business than on existing books of business. The increases in pre-acquisition loss reserves at Markel International were primarily associated with books of business that were not subject to our underwriting discipline and that subsequently experienced unfavorable loss development that exceeded our initial expectations. We believe that as a result of applying greater underwriting discipline, including improved risk selection and pricing, on the business written since acquisition, total recorded loss reserves at Markel International are unlikely to vary to the same degree as we have experienced on the 2000 and prior accident years.

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

Due to these uncertainties, it is not possible to estimate our ultimate liability for A&E exposures with the same degree of reliability as with other types of exposures. Future development will be affected by the factors mentioned above and could have a material effect on our results of operations, cash flows and financial position. As of December 31, 2010, our consolidated balance sheet included estimated net reserves for A&E losses and loss adjustment expenses of $216.0 million. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could increase in the future. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years.

|  93

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Reinsurance Allowance for Doubtful Accounts

We evaluate and adjust reserves for uncollectible reinsurance based upon our collection experience, the financial condition of our reinsurers, collateral held and the development of our gross loss reserves. Our consolidated balance sheets at December 31, 2010 and 2009 included a reinsurance allowance for doubtful accounts of $155.2 million and $151.3 million, respectively.

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

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. At December 31, 2010 and 2009, our net deferred tax asset was $63.3 million and $161.2 million, respectively. We did not have a valuation allowance on deferred tax assets at December 31, 2010 or 2009. The decrease in the net deferred tax asset in 2010 was due in part to an increase in the deferred tax liability related to accumulated other comprehensive income items resulting from an increase in net unrealized gains on investments during 2010. In evaluating our ability to realize the net deferred tax asset and assessing the need for a valuation allowance at December 31, 2010, we have made estimates regarding the future taxable income of our foreign subsidiaries and judgments about our ability to pursue prudent and feasible tax planning strategies. A change in any of these estimates and

94  |

judgments could result in the need to record a valuation allowance through a charge to earnings. See note 7 of the notes to consolidated financial statements for further discussion of our consolidated income tax provision, uncertain tax positions, net operating losses and valuation allowance.

Goodwill

Our consolidated balance sheet as of December 31, 2010 included goodwill from acquired businesses of $474.7 million. Goodwill is tested for impairment at least annually. We completed our annual test for impairment during the fourth quarter of 2010 based upon results of operations through September 30, 2010. There were no indications of goodwill impairment during 2010.

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

Investments

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. All securities with unrealized losses are reviewed. For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income (loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed maturities where we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, a decline in fair value is considered to be other-than-temporary and is recognized in net income (loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity below its amortized cost is considered to be other-than-temporary based upon other considerations, we compare the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment, which is recognized in net income (loss), resulting in a new cost basis for the security. Any remaining decline in fair value represents the non-credit portion of the other-than-temporary impairment, which is recognized in other comprehensive income (loss). The discount rate used to calculate the estimated present value of the cash flows expected to be collected is the effective interest rate implicit for the security at the date of purchase.

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

We are a diverse financial holding company serving a variety of niche markets. Our principal business markets and underwrites specialty insurance products and programs. We believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. We also own interests in various businesses that operate outside of the specialty insurance marketplace. Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value.

Our Excess and Surplus Lines segment writes property and casualty insurance outside of the standard market for hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. At the beginning of 2008, our Excess and Surplus Lines segment was comprised of five underwriting units, each with product-focused specialists servicing brokers, agents and insureds across the United States from their respective underwriting unit locations. In early 2008, we decided to close the Markel Re unit. Markel Re’s excess and umbrella program, casualty facultative placements and public entity business remained within the Excess and Surplus Lines segment, while the alternative risk transfer programs were combined with the Markel Specialty unit in the Specialty Admitted segment. In March 2009, we transitioned the four underwriting units included in our Excess and Surplus Lines segment to a customer-focused regional office model as part of our “One Markel” initiative. Each regional office is responsible for serving the wholesale producers located in its region. The underwriters at our regional offices have access to and expertise in all of our product offerings and are located closer to our producers.

Our Specialty Admitted segment writes risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets, personal and commercial property and liability coverages and workers’ compensation insurance. Our Specialty Admitted segment is comprised of three underwriting units: the Markel Specialty and Markel American Specialty Personal and Commercial Lines units and, beginning in the fourth quarter of 2010, our FirstComp workers’ compensation insurance unit. Our Specialty Admitted segment included an additional underwriting unit, Markel Global Marine and Energy, until late 2008 when we decided to close that unit and place its programs into run-off.

96  |

On October 15, 2010, we completed our acquisition of 100% of the outstanding shares of Aspen Holdings, Inc. (Aspen), a Nebraska-based privately held corporation whose FirstComp insurance group provides workers’ compensation insurance and related services, principally to small businesses, in 31 states. This acquisition will provide us with the ability to expand our insurance operations to include workers’ compensation coverage.

Our London Insurance Market segment writes specialty property, casualty, professional liability, equine, marine, energy and trade credit insurance and reinsurance on a worldwide basis. We participate in the London market through Markel International, which includes Markel Capital Limited and Markel International Insurance Company Limited (MIICL), wholly-owned subsidiaries. Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd’s, which is managed by Markel Syndicate Management Limited, a wholly-owned subsidiary.

For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with an acquisition. This segment also includes development on asbestos and environmental loss reserves.

A favorable insurance market is commonly referred to as a “hard market” within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a “soft market.” After a decade of soft market conditions, the insurance industry experienced favorable conditions beginning in late 2000, which continued through 2003 for most product lines. During 2004, the market began to soften and the industry began to show signs of increased competition. Since 2005, we have been in a soft insurance market and have experienced intense competition. During the current soft market cycle, we have experienced price deterioration in virtually all of our product areas due in part to an increased presence of standard insurance companies in our markets. During 2008, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes, the rate of decline in prices began to slow. However, the effects of the economic environment contributed to further declines in gross premium volume in 2009 and 2010. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity in recent years. In 2010, we continued to experience pricing pressure due in part to intense competition, which resulted in further price deterioration across many of our product lines, most notably our professional and products liability programs within the Excess and Surplus Lines segment. However, we experienced moderate price increases in several product lines during 2010, most notably those offered by Markel International.

We routinely review the pricing of our major product lines and have pursued price increases in many product areas; however, as a result of continued soft insurance market conditions, our targeted price increases have been met with resistance in the marketplace, particularly within the Excess and Surplus Lines segment. In general, we believe prevailing rates within the property and casualty insurance marketplace are lower than our targeted pricing levels. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume for many of our product lines, most notably within the Excess and Surplus Lines segment, has declined and, if the competitive environment does not improve, could decline further in the future.

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

Our non-insurance operations, which are referred to collectively as Markel Ventures, are comprised of a diverse portfolio of companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment and laminated furniture products and an owner and operator of manufactured housing communities. During the second quarter of 2010, we acquired a controlling interest in a manufacturer of food processing equipment, and we acquired a noncontrolling interest in a real estate investment fund manager. During the fourth quarter of 2010, we acquired controlling interests in a company that provides retail intelligence services and a company that manages behavioral health programs.

For further discussion of our lines of business, principal products offered, distribution channels, competition, underwriting philosophy and our non-insurance operations, see the discussion under Business Overview beginning on page 12.

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

Results of Operations

The following table presents the components of net income (loss) to shareholders.

(dollars in thousands)	Years Ended December 31,
	2010	2009	2008
Underwriting profit	$59,816	$86,312	$14,613
Net investment income	272,530	259,809	282,148
Net realized investment gains (losses)	36,362	(96,100)	(407,594)
Other revenues	185,580	89,782	79,845
Amortization of intangible assets	(16,824)	(6,698)	(5,742)
Other expenses	(168,290)	(80,499)	(74,889)
Interest expense	(73,663)	(53,969)	(48,210)
Income tax benefit (expense)	(27,782)	3,782	101,395
Net income attributable to noncontrolling interests	(936)	(781)	(333)

NET INCOME (LOSS) TO SHAREHOLDERS	$266,793	$201,638	$(58,767)

Net income to shareholders for 2010 increased 32% compared to 2009 as a result of improved investment returns, which was partially offset by an increase in income taxes and a deterioration in underwriting results due in part to higher losses from catastrophes and losses associated with the adverse conditions in the residential mortgage market. The results for 2009 improved $260.4 million compared to 2008 primarily due to lower net realized investment losses, as well as better underwriting performance as a result of a benign hurricane season and increased underwriting profits from our international operations, which were offset in part by a lower income tax benefit as compared to 2008. For both 2010 and 2009,

98  |

lower write downs for other-than-temporary declines in the estimated fair value of investments contributed to improved investment returns. Net income to shareholders for 2010 included $12.2 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $90.0 million and $339.2 million in 2009 and 2008, respectively. The components of net income (loss) to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Gross premium volume	$1,982,467	$1,905,893	$2,212,784
Net written premiums	$1,769,118	$1,714,409	$1,968,496
Net retention	89%	90%	89%
Earned premiums	$1,730,921	$1,815,835	$2,022,184
Losses and loss adjustment expenses	$946,229	$992,863	$1,269,025
Underwriting, acquisition and insurance expenses	$724,876	$736,660	$738,546
Underwriting profit	$59,816	$86,312	$14,613

U.S. GAAP Combined Ratios (1)
Excess and Surplus Lines	96%	96%	92%
Specialty Admitted	100%	99%	106%
London Insurance Market	95%	91%	104%
Other Insurance (Discontinued Lines)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	97%	95%	99%

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

The 2010 combined ratio increased from 2009 due to a higher current accident year loss ratio and a higher expense ratio, partially offset by more favorable development of prior years’ loss reserves. The 2010 combined ratio included $33.0 million, or two points, of underwriting loss on the Chilean earthquake and the Deepwater Horizon drilling rig explosion. The 2009 combined ratio decreased from 2008 due to more favorable development of prior years’ loss reserves and a lower current accident year loss ratio, which were partially offset by a higher expense ratio. The lower current accident year loss ratio in 2009 was due to a benign hurricane season in 2009. The higher expense ratios in 2010 and 2009 were primarily due to declines in earned premiums and to costs associated with the implementation of our Atlas system and business process initiative.

|  99

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The 2010 expense ratio included $46 million, or three points, of costs associated with the implementation of our Atlas system and business process initiative compared to $33 million, or two points, for 2009 and $20 million, or one point, for 2008. During the third quarter of 2010, in response to continuous assessments of cost, organizational effort, program complexity and enterprise risks associated with the Atlas initiative, we re-focused and simplified our implementation approach. While our ultimate objectives remain unchanged, we focused our attention on the successful delivery of the billing and collections system in October 2010 and the development and delivery of a data warehouse and agency internet functionality in 2011. We believe we can be more successful by completing these projects before proceeding with development of the remaining initiatives. Previously capitalized costs of $7.7 million were expensed during the third quarter of 2010.

The 2010 combined ratio included $74.7 million, or four points, of underwriting loss for two programs previously underwritten in the Excess and Surplus Lines segment that were exposed to losses associated with the adverse conditions in the residential mortgage market in recent years. The 2009 combined ratio included $35.5 million, or two points, of underwriting loss from these same two programs. The first of these programs provided coverage to financial institutions for losses on defaults by borrowers on second mortgages and home equity loans. We have been in the process of exiting this program since the first quarter of 2009. During the third quarter of 2010, we settled litigation related to this program with Guaranty Bank, the program’s largest insured, and recognized an underwriting loss of $19.9 million. The second of these programs was an errors and omissions program for mortgage servicing companies, which primarily experienced losses on the 2008 and 2007 accident years. We placed this program into run-off in the third quarter of 2010. Exposure on both programs is principally with regard to loan transactions that occurred before the end of 2008. Delinquencies and losses with regard to these loans have been greater than anticipated, resulting in greater frequency and severity of claims under both programs. Our loss reserves are based on judgments about the future performance of the underlying loans; however, continued weakness or other disruptions in the residential housing markets may result in additional loss experience and require strengthening of our loss reserves.

The 2010 combined ratio included $278.0 million of favorable development on prior years’ loss reserves compared to $235.3 million in 2009 and $163.8 million in 2008. The favorable development on prior years’ loss reserves during the past three years was primarily due to loss reserve redundancies at Markel International and on our professional and products liability programs within the Excess and Surplus Lines segment. Loss reserve redundancies at Markel International were $117.7 million, $108.1 million and $58.3 million in 2010, 2009 and 2008, respectively. Loss reserve redundancies on our professional and products liability programs within the Excess and Surplus Lines segment were $96.7 million, $97.5 million and $91.3 million in 2010, 2009 and 2008, respectively.

Over the past three years, we have experienced significant redundancies in prior years’ loss reserves. The product lines that have produced these redundancies are primarily long-tail books of business that take many years to fully develop. The positive trend in these prior years’ loss reserves was partially the result of the more favorable rates and terms associated with the hard insurance market that we experienced from 2000 through 2004. Although the favorable rates and terms obtained during the hard insurance market created expectations of improved underwriting results, the full impact from this favorable environment could not be quantified when we initially established loss reserves for these years. Additionally, the positive trend in these prior years’ loss reserves was due in part to the adverse impact of softening insurance market conditions and poor economic conditions experienced in recent years not being as significant as initially anticipated. Since 2005, we have been in a soft insurance market. In 2008 and 2009, we experienced a significant economic slowdown from the recessionary environment. Given the volatile nature of our long-tail books of business, the ultimate adverse impact of the soft insurance market and unfavorable economic environment could not be quantified when we initially established loss reserves for these years. In each

100  |

of the past three years, actual claims reporting patterns have been more favorable than we initially anticipated.

In connection with our quarterly reviews of loss reserves, the actuarial methods we used have exhibited a favorable trend for the 2003 to 2009 accident years. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to our long-tail books of business within the Excess and Surplus Lines and London Insurance Market segments, which developed more favorably than we had expected based upon our historical experience. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years have resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In each of the past three years, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, we gave greater credibility to the favorable trend. As a result, our actuaries reduced their estimates of ultimate losses, and management incorporated this favorable trend into its best estimate and reduced prior years’ loss reserves accordingly.

While we believe it is possible that there will be additional redundancies on prior years’ loss reserves in 2011, we caution readers not to place undue reliance on this favorable trend. In 2004, we began to see a softening of the insurance market and experienced a slow down in the rate of increase in prices as a result of increased competition. Competition remained strong in 2005 and increased further from 2006 through 2010, resulting in deterioration in pricing over this period of time. Further, the ultimate impact that the financial crisis and related economic recession of 2008 and 2009 will have on our underwriting results is difficult to quantify. Redundancies on prior years’ loss reserves also will be impacted by the decline in earned premiums, which have decreased each of the past four years. Similar to the impact of the hardening of the insurance market that began in 2000, the impact on our underwriting results from the soft insurance market and adverse economic conditions cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. This segment-based discussion is supplemented by a summary of prior years’ loss reserve development on page 106.

Excess and Surplus Lines Segment

The Excess and Surplus Lines segment’s combined ratio for 2010 was 96% compared to 96% in 2009 and 92% (including three points of losses on Hurricanes Gustav and Ike) in 2008. In 2010, a higher current accident year loss ratio and a higher expense ratio were offset by more favorable development of prior years’ loss reserves compared to 2009. The 2010 combined ratio included $74.7 million, or ten points, of underwriting loss on two programs described earlier that were impacted by the adverse conditions in the residential mortgage market in recent years. The 2009 combined ratio included $35.5 million, or four points, of underwriting loss from these same two programs. The combined ratio increased in 2009 due to a higher expense ratio and a higher current accident year loss ratio on non-catastrophe-exposed lines of business, which were partially offset by more favorable development of prior years’ loss reserves compared to 2008. The higher expense ratios in 2010 and 2009 were primarily due to declines in earned premiums and to costs associated with the implementation of our Atlas initiative. The higher current accident year loss ratio in 2009 was due in part to higher than expected incurred losses during 2009 in certain professional liability programs, most notably our architects and engineers book of business, as a result of adverse economic conditions.

|  101

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In 2010, the Excess and Surplus Lines segment’s results included $159.0 million of favorable development on prior years’ loss reserves compared to $130.8 million in 2009 and $118.8 million in 2008. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during 2010, 2009 and 2008 were primarily on our professional and products liability programs due to lower loss severity than originally anticipated. As the average claim severity estimates on these long-tail books of business have decreased, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly. In 2010, the increase in favorable development on prior year’s loss reserves compared to 2009 was primarily due to more favorable loss reserve development on certain long-tail casualty lines of business, most notably our brokerage general liability, excess and umbrella and environmental programs. In 2009, the increase in favorable development on prior year’s loss reserves compared to 2008 was primarily due to less adverse loss reserve development at the Markel Re unit.

The favorable development of prior years’ loss reserves during 2010 included $96.7 million of redundancies on our professional and products liability programs, of which $79.8 million was on the 2006 to 2009 accident years. The favorable development of prior years’ loss reserves during 2009 included $97.5 million of redundancies on our professional and products liability programs, of which $91.0 million was on the 2004 to 2008 accident years. The favorable development of prior years’ loss reserves during 2008 included $91.3 million of redundancies on our professional and products liability programs, of which $84.9 million was on the 2004 to 2007 accident years. The favorable development experienced in 2010, 2009 and 2008 on our long-tail professional and products liability books of business was primarily the result of lower loss severity than was originally anticipated. In each of the periods presented, the product lines that produced the majority of the redundancy were the specified medical, medical malpractice and products liability programs. In 2010, the average claim severity estimate on the 2006 to 2009 accident years for these product lines declined by 11% compared to 2009. In 2009, the average claim severity estimate on the 2004 to 2008 accident years for these product lines declined by 13% compared to 2008. As a result of these decreases in severity, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

In 2010, we experienced $55.4 million of redundancies on our brokerage general liability, excess and umbrella and environmental programs on the 2003 to 2009 accident years. In 2003, as a result of previous adverse loss experience, we took significant corrective actions within our brokerage casualty operations, including the re-underwriting and re-pricing of the ongoing business. Our brokerage casualty business includes product lines that are long-tail and volatile in nature. During 2010, actual incurred losses and loss adjustment expenses on reported claims for the 2003 to 2009 accident years were $12.9 million less than we anticipated in our actuarial analyses. As a result, our actuaries reduced their estimates of ultimate losses, and management assigned greater credibility to this favorable experience and reduced prior years’ loss reserves accordingly.

The favorable development of prior years’ loss reserves during 2008 included $25.6 million of redundancies at the Markel Essex Excess and Surplus Lines unit, of which $21.6 million was on the 2005 to 2007 accident years. In 2008, the favorable development on prior years’ loss reserves at the Markel Essex Excess and Surplus Lines unit was primarily within the casualty programs and resulted from better than expected case loss activity.

The adverse loss experience at the Markel Re unit during 2008 primarily resulted from higher than expected average claim frequency and severity on two general liability programs that were cancelled in the first quarter of 2007. In 2008, the Markel Re unit experienced $30.9 million of adverse development on prior years’ loss reserves, of which $27.9 million related to these two programs. This adverse development was primarily on the 2005 to 2007 accident years.

102  |

Specialty Admitted Segment

The Specialty Admitted segment’s combined ratio for 2010 was 100% compared to 99% in 2009 and 106% (including five points of losses on Hurricanes Gustav and Ike) in 2008. The combined ratio increased in 2010 compared to 2009 due to a higher current accident year loss ratio and higher expense ratio, partially offset by more favorable development of prior years’ loss reserves. Aside from the impact of Hurricanes Gustav and Ike, the combined ratio decreased in 2009 due to a lower current accident year loss ratio and a lower expense ratio compared to 2008. Due to corrective actions taken during late 2008 and early 2009, we did not experience the same pattern of adverse loss development on the 2009 accident year for our specialty program business as we experienced in 2008. The decrease in the expense ratio for 2009 was primarily due to our decision in the fourth quarter of 2008 to close the Markel Global Marine and Energy unit.

The Specialty Admitted segment’s results included $4.7 million of favorable development on prior years’ loss reserves in 2010 compared to adverse development of $0.3 million and favorable development of $16.5 million in 2009 and 2008, respectively. The favorable development in 2010 was primarily due to redundancies of prior years’ loss reserves at the Markel American Specialty Personal and Commercial Lines unit. The redundancies at the Markel American Specialty Personal and Commercial Lines unit during 2010 were primarily on the 2007 to 2009 accident years. In 2009, favorable development on prior years’ loss reserves at the Markel American Specialty Personal and Commercial Lines unit, primarily on the 2008 accident year, was more than offset by adverse development on prior years’ loss reserves at the Markel Global Marine and Energy and Markel Specialty units. In 2008, $12.6 million of the favorable development on prior years’ loss reserves was on the 2006 and 2007 accident years. The favorable development in 2008 was primarily due to better than expected case loss activity at the Markel Specialty unit.

Beginning in the fourth quarter of 2010, the Specialty Admitted segment’s results included our FirstComp workers’ compensation operations. The workers’ compensation insurance market continues to be adversely impacted by high rates of unemployment, unfavorable economic conditions and a challenging pricing environment. As a result, we believe that it is likely that our FirstComp operations will produce an underwriting loss in 2011, which could approximate $30 million.

London Insurance Market Segment

The London Insurance Market segment’s combined ratio for 2010 was 95% compared to 91% in 2009 and 104% (including eight points of losses on Hurricanes Gustav and Ike) in 2008. The 2010 combined ratio included $33.0 million, or six points, of underwriting loss on the Chilean earthquake and the Deepwater Horizon drilling rig explosion. Excluding the effects of losses from these two catastrophes, the London Insurance Market segment’s combined ratio for 2010 decreased compared to 2009 primarily due to more favorable development on prior years’ loss reserves. Aside from the impact of Hurricanes Gustav and Ike, the combined ratio decreased in 2009 due to greater favorable development of prior years’ loss reserves as compared to 2008.

The London Insurance Market segment’s 2010 combined ratio included $117.7 million of favorable development on prior years’ loss reserves, of which $76.3 million was on the 2004 to 2007 accident years. This favorable development of prior years’ loss reserves occurred in a variety of programs across each of our divisions and was due in part to the adverse impact of softening insurance market conditions since 2005 and recent poor economic conditions not being as significant as initially anticipated. During 2010, actual incurred losses and loss adjustment expenses on reported claims for the 2004 to 2007 accident years were less than we originally expected. As a result of this favorable experience, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced by $29.9 million, and management reduced prior years’ loss reserves accordingly.

|  103

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The favorable development of prior years’ loss reserves experienced in 2010 included $33.7 million of redundancies on the 2001 and prior accident years. These redundancies predominantly related to marine and aviation liability and professional indemnity business written prior to our acquisition of Markel International in 2000. During 2010, we completed a comprehensive claims file review of all significant open claims for these older accident years. The claims file review highlighted better than expected case loss activity due in part to favorable claims settlements experienced in 2010. Based on the results of the claims file review, there was less uncertainty with regard to the ultimate settlement amount of the remaining open claims, and we reduced prior years’ loss reserves accordingly.

In 2010, the loss reserve redundancies in the London Insurance Market segment were partially offset by $35.0 million of adverse loss reserve development on prior years’ loss reserves in the Professional and Financial Risks division related to medical malpractice coverage for Italian hospitals. In 2005, we started writing medical malpractice coverage for Italian hospitals. This business was written until late 2008 when, as a result of higher than expected loss frequency and severity, we exited this class. During 2010, we completed a detailed review of all reported claims within the medical malpractice class, which highlighted that ultimate loss severity is expected to be greater than previously anticipated due in part to an increasingly adverse legal environment for medical malpractice insurers in Italy. As a result, our actuaries increased their estimates of ultimate losses, and management increased prior years’ loss reserves accordingly.

The London Insurance Market segment’s 2009 combined ratio included $108.1 million of favorable development on prior years’ loss reserves, of which $84.5 million related to the 2003 to 2007 accident years. This favorable development on prior years’ loss reserves occurred in a variety of programs across each of our divisions, most notably the professional liability programs in the Retail and the Professional and Financial Risks divisions. During 2009, actual incurred losses and loss adjustment expenses on reported claims for the 2003 to 2007 accident years were $39.9 million less than we expected in our actuarial analyses. As a result of this favorable experience, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

The London Insurance Market segment’s 2008 combined ratio included $58.3 million of favorable development on prior years’ loss reserves of which $36.5 million was on the professional liability programs at the Professional and Financial Risks and the Retail divisions on the 2002 to 2005 accident years. This favorable development on prior years’ loss reserves was primarily due to the favorable rates and terms associated with the London market in those years. During 2008, actual incurred losses and loss adjustment expenses on reported claims for the 2002 to 2005 accident years at the Professional and Financial Risks and the Retail divisions were $26.4 million less than we expected in our actuarial analyses. As a result of this favorable experience, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

In 2008, the London Insurance Market segment’s results included $28.9 million of adverse development on prior years’ loss reserves within the Professional and Financial Risks division on the 2006 and 2007 accident years related to our medical malpractice coverage for Italian hospitals. During 2008, losses on reported claims for this book of business were higher than expected. In addition to increased severity on reported claims, we experienced a higher than expected incidence of newly reported claims. As a result of the increase in loss frequency and severity experienced during 2008 for this class, our actuaries increased their estimates of ultimate losses, and management increased prior years’ loss reserves accordingly. This adverse experience on the 2006 and 2007 accident years was offset by favorable development on prior years’ loss reserves in other classes on the same accident years.

104  |

The underwriting performance for this segment may vary to a greater degree than our other segments due to Markel International’s current mix of business, which includes a high percentage of catastrophe-exposed business, higher average policy limits and lower use of reinsurance.

Results for the London Insurance Market segment for 2010 and 2009 also included the results of Elliott Special Risks (ESR), a Canadian managing general agent that we acquired in October 2009. ESR had operating revenues of $6.8 million and $4.1 million in 2010 and 2009, respectively. Operating revenues were primarily related to commission income from third party insurance entities. Operating revenues and expenses for ESR are included in other revenues and other expenses in the consolidated statement of operations and comprehensive income (loss).

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

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $3.1 million in 2010 compared to $4.7 million in 2009 and $28.1 million in 2008. Following the completion of our annual review of asbestos and environmental exposures, we increased loss reserves by $10.0 million and $24.9 million in 2009 and 2008, respectively. In 2009, the increase in loss reserves for asbestos and environmental exposures was partially offset by favorable development of loss reserves in other discontinued lines of business.

During the third quarter of each of the past three years, we completed an in-depth, actuarial review of our asbestos and environmental exposures. During our 2010 review, we determined that no adjustment to loss reserves was necessary. During our 2009 review, we increased our estimate of the number of claims that would ultimately be closed with an indemnity payment. During our 2008 review, we noted that claims had been closed with total indemnity payments that were higher than had been anticipated, and as a result of this higher than expected average severity on closed claims, our actuaries updated their average severity assumptions for both open claims and claims incurred but not yet reported. In 2009 and 2008, our actuarial estimates of the ultimate liability for asbestos and environmental loss reserves were increased, and management increased prior years’ loss reserves for asbestos and environmental exposures accordingly.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following tables summarize the increases (decreases) in prior years’ loss reserves by segment, as discussed above.

	Year Ended December 31, 2010
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products liability	$(96.7)	$—	$—	$—	$(96.7)
Brokerage casualty	(55.4)	—	—	—	(55.4)
Mortgage-related programs	29.9	—	—	—	29.9
Markel International: medical malpractice	—	—	35.0	—	35.0
Markel International: 2002 & post	—	—	(119.0)	—	(119.0)
Markel International: 2001 & prior	—	—	(33.7)	—	(33.7)
Net other prior years’ (redundancy) deficiency	(36.8)	(4.7)	—	3.4	(38.1)

INCREASE (DECREASE)	$(159.0)	$(4.7)	$(117.7)	$3.4	$(278.0)

	Year Ended December 31, 2009
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products liability	$(97.5)	$—	$—	$—	$(97.5)
Markel Re	7.4	—	—	—	7.4
Markel International:	—	—	(108.1)	—	(108.1)
Asbestos exposures	—	—	—	10.0	10.0
Net other prior years’ (redundancy) deficiency	(40.7)	0.3	—	(6.7)	(47.1)

INCREASE (DECREASE)	$(130.8)	$0.3	$(108.1)	$3.3	$(235.3)

	Year Ended December 31, 2008
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products liability	$(91.3)	$—	$—	$—	$(91.3)
Markel Essex	(25.6)	—	—	—	(25.6)
Markel Re	30.9	—	—	—	30.9
Markel Specialty	—	(8.1)	—	—	(8.1)
Markel International: medical malpractice	—	—	28.9	—	28.9
Markel International: all other lines	—	—	(87.2)	—	(87.2)
Asbestos exposures(1)	—	—	—	24.9	24.9
Net other prior years’ (redundancy) deficiency	(32.8)	(8.4)	—	4.9	(36.3)

INCREASE (DECREASE)	$(118.8)	$(16.5)	$(58.3)	$29.8	$(163.8)

(1)	Asbestos exposures include related allowances for reinsurance bad debt.

106  |

Over the past three years, we have experienced favorable development on prior years’ loss reserves ranging from 4% to 6% of beginning of year net loss reserves. In 2010, we experienced favorable development of $278.0 million, or 6% of beginning of year net loss reserves, compared to $235.3 million, or 5% of beginning of year net loss reserves, in 2009 and $163.8 million, or 4% of beginning of year net loss reserves, in 2008.

It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the above favorable trends will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years’ loss reserves during 2011 would range from a deficiency of approximately 1%, or $50 million, to a redundancy of approximately 6%, or $275 million, of December 31, 2010 net loss reserves.

Premiums

The following table summarizes gross premium volume by segment.

GROSS PREMIUM VOLUME	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Excess and Surplus Lines	$898,409	$962,702	$1,163,992
Specialty Admitted	375,036	301,827	355,061
London Insurance Market	708,968	641,226	693,138
Other Insurance (Discontinued Lines)	54	138	593

TOTAL	$1,982,467	$1,905,893	$2,212,784

Excess and Surplus Lines segment gross premium volume decreased 7% in 2010 compared to 2009 and decreased 17% in 2009 compared to 2008. The decrease in both periods was primarily the result of continued intense competition across many of our product lines and the effects of the economic environment. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity that began in 2008. In 2010, the Excess and Surplus Lines segment included $18.8 million of gross premium volume related to our settlement with Guaranty Bank.

In 2010, gross premium volume in both the Excess and Surplus Lines and Specialty Admitted segments was impacted by the transfer of certain programs from the Excess and Surplus Lines segment to the Specialty Admitted segment. This transfer had no impact on total gross premium volume and was made to better align the reporting of these programs with their distribution strategy. In 2010, the Specialty Admitted segment included approximately $25 million of gross premium volume on these transferred programs.

|  107

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Specialty Admitted segment gross premium volume increased 24% in 2010 compared to 2009. In 2010, the Specialty Admitted segment included $40.7 million of gross premium volume from FirstComp. The increase in 2010 also was due to the transfer of certain programs from the Excess and Surplus Lines segment. Specialty Admitted segment gross premium volume decreased 15% in 2009 compared to 2008. In late 2008, we decided to close the Markel Global Marine and Energy unit and place its programs into run-off, which accounted for $28.1 million of the decline in gross premium volume in 2009. The decline in gross premium volume in 2009 was also partially the result of competition across many of our product lines and the effects of the economic environment.

London Insurance Market segment gross premium volume increased 11% in 2010 compared to 2009. This increase was due in part to our acquisition of ESR in October 2009. Foreign currency exchange rate movements did not have a significant impact on gross premium volume in 2010. London Insurance Market segment gross premium volume decreased 7% in 2009 compared to 2008. Had currency exchange rates remained constant in 2009, gross written premiums would have decreased less than 1% compared to 2008.

The following table summarizes net written premiums by segment.

NET WRITTEN PREMIUMS	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Excess and Surplus Lines	$797,518	$869,695	$1,028,816
Specialty Admitted	348,634	279,266	321,109
London Insurance Market	622,799	566,046	617,946
Other Insurance (Discontinued Lines)	167	(598)	625

TOTAL	$1,769,118	$1,714,409	$1,968,496

Net retention of gross premium volume was 89% in 2010 compared to 90% in 2009 and 89% in 2008. In 2010, net written premiums in the London Insurance Market segment were reduced by $11.0 million of additional reinsurance costs resulting from the Deepwater Horizon loss. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

The following table summarizes earned premiums by segment.

EARNED PREMIUMS	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Excess and Surplus Lines	$809,672	$940,098	$1,089,967
Specialty Admitted	343,574	303,897	315,764
London Insurance Market	577,507	572,438	615,828
Other Insurance (Discontinued Lines)	168	(598)	625

TOTAL	$1,730,921	$1,815,835	$2,022,184

Excess and Surplus Lines earned premiums decreased 14% in 2010 compared to 2009 and decreased 14% in 2009 compared to 2008. The decrease in both periods was a result of lower gross premium volume across most of the product lines included in this segment. In 2010, the Excess and Surplus Lines segment included $18.8 million of earned premiums related to our settlement with Guaranty Bank.

108  |

Specialty Admitted earned premiums increased 13% in 2010 compared to 2009. In 2010, the Specialty Admitted segment included $36.9 million of earned premiums from FirstComp. The increase in 2010 also was due to the transfer of certain programs from the Excess and Surplus Lines segment. Specialty Admitted earned premiums decreased 4% in 2009 compared to 2008. This decrease was primarily due to lower earned premiums at the Markel Global Marine and Energy unit as a result of our decision in late 2008 to close this unit and place its programs into run-off.

London Insurance Market earned premiums increased 1% in 2010 compared to 2009. This increase was primarily a result of higher gross premium volume. In 2010, earned premiums in the London Insurance Market segment were reduced by $11.0 million of additional reinsurance costs resulting from the Deepwater Horizon loss. Foreign currency exchange rate movements did not have a significant impact on earned premiums in 2010. London Insurance Market earned premiums decreased 7% in 2009 compared to 2008 due to the effects of foreign currency exchange rate movements. Had currency exchange rates remained constant in 2009, earned premiums would have decreased 1% compared to 2008.

Investing Results

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. We believe it is important to evaluate investment performance by measuring total investment return. Total investment return includes items that impact net income (loss), such as net investment income and realized investment gains or losses, as well as changes in unrealized gains or losses, which do not impact net income (loss). We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next. Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

Our investment results over the past three years were impacted by the considerable dislocation of global financial markets that began in 2008 and included the worst declines in the U.S. equity markets since the Great Depression, which were followed by significant recoveries beginning in the latter half of 2009. During 2009 and 2008, we increased our holdings of short-term investments and cash and cash equivalents and also shifted the allocation of our fixed maturity portfolio from corporate bonds to government and municipal bonds. In addition, as bonds matured, we reinvested a portion of the proceeds in short-term investments. During 2010, given the improvement in the financial markets over the latter half of 2009 and continuing into 2010, we increased our purchases of fixed maturities and equity securities and have been gradually shifting our investment portfolio’s allocation from short-term investments and cash and cash equivalents to higher yielding investment securities. At December 31, 2010, equity securities represented 21% of our invested assets compared to 17% at December 31, 2009. At December 31, 2010, short-term investments and cash and cash equivalents represented 13% of our invested assets compared to 17% at December 31, 2009.

|  109

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Net investment income	$272,530	$259,809	$282,148
Net realized investment gains (losses)	$36,362	$(96,100)	$(407,594)
Change in net unrealized gains on investments	$243,736	$566,670	$(507,545)
Investment yield(1)	3.8%	3.8%	3.8%
Taxable equivalent total investment return, before foreign currency effect	8.1%	11.7%	(6.9%)
Taxable equivalent total investment return(2)	7.9%	13.2%	(9.6%)
Invested assets, end of year	$8,223,796	$7,848,673	$6,892,806

(1)	Investment yield reflects net investment income as a percentage of average invested assets.

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

Investments and cash and cash equivalents (invested assets) increased 5% in 2010. The increase in the investment portfolio in 2010 was primarily due to an increase in net unrealized gains on investments of $243.7 million and cash flows from operations of $223.3 million. Invested assets increased 14% in 2009. The increase in the investment portfolio in 2009 was primarily due to an increase in net unrealized gains on investments of $566.7 million and cash flows from operations of $282.5 million.

Net investment income increased 5% in 2010, which was primarily due to having higher average invested assets and dividend income compared to 2009. Net investment income decreased 8% in 2009, which was primarily due to having lower yields and average invested assets. Our investment yields declined in 2009 as we increased our allocation to short-term investments and cash and cash equivalents and short-term interest rates declined. Also, dividend income in 2009 was lower than dividend income in 2008.

Net investment income in 2010 and 2009 included favorable changes in the fair value of our credit default swap of $1.7 million and $3.0 million, respectively. Net investment income in 2008 included an adverse change in the fair value of our credit default swap of $13.7 million. The fair value of the credit default swap was $25.2 million and $27.0 million at December 31, 2010 and December 31, 2009, respectively.

Net realized investment gains were $36.4 million in 2010 compared to net realized investment losses of $96.1 million in 2009 and net realized investment losses of $407.6 million in 2008. Net realized investment gains (losses) include both gains (losses) from sales of securities and losses from write downs for other-than-temporary declines in the estimated fair value of investments. In 2010, net realized investment gains included $12.2 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $90.0 million and $339.2 million in 2009 and 2008, respectively. In 2010, net realized investment gains were primarily related to equity securities and fixed maturities that were sold because of tax planning strategies or our decision to reallocate capital to other equity securities and fixed maturities with greater potential for long-term investment returns.

110  |

In 2010, net realized investment gains included $1.5 million of realized losses from sales of fixed maturities and equity securities. Net realized investment losses in 2009 and 2008 included $25.3 million and $142.8 million, respectively, of realized losses from sales of fixed maturities and equity securities. Proceeds received on securities sold at a loss were $36.0 million in 2010, $124.2 million in 2009 and $329.1 million in 2008.

Approximately 84% of the gross realized losses in 2010 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2010 included $12.2 million of write downs for other-than-temporary declines in the estimated fair value of investments. These write downs were made with respect to eight equity securities, four fixed maturities and four real estate investments.

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

In 2010 and 2009, net unrealized gains on investments increased $243.7 million and $566.7 million, respectively, due to increases in the estimated fair value of both our fixed maturity and equity portfolios as a result of improved financial market conditions during the latter half of 2009 and 2010. In 2008, net unrealized gains on investments decreased $507.5 million due to a decline in the estimated fair value of both our fixed maturity and equity portfolios as a result of disruptions in the financial markets.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At December 31, 2010, we held securities with gross unrealized losses of $56.2 million, or less than 1% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at December 31, 2010. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected. See note 2(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations, which are referred to collectively as Markel Ventures, include the results of AMF Bakery Systems, ParkLand Ventures, Inc., Panel Specialists, Inc., Ellicott Dredge Enterprises, LLC, Solbern, Inc. and Markel Eagle Partners, LLC. In May 2010, we acquired a controlling interest in Solbern, Inc., a company based in Fairfield, New Jersey that manufactures food processing equipment, and we acquired a noncontrolling interest in Markel Eagle Partners, LLC, a real estate investment fund manager based in Glen Allen, Virginia. In December 2010, we acquired controlling interests in RD Holdings, LLC (RetailData), a company that provides retail intelligence services, and Diamond Healthcare Corporation, a company that manages behavioral health programs throughout the United States. RetailData and Diamond Healthcare Corporation are headquartered in Richmond, Virginia. Since we consolidate our non-insurance operations on a one-month lag, the results for these two acquisitions will be reported on a one-month lag and included in our consolidated results beginning in the first quarter of 2011.

112  |

Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of operations and comprehensive income (loss). Revenues for our non-insurance operations were $166.5 million, $85.7 million and $79.8 million in 2010, 2009 and 2008, respectively. Revenues for our non-insurance operations increased in 2010 compared to 2009 primarily due to our acquisitions of Ellicott Dredge Enterprises, LLC and Panel Specialists, Inc. in late 2009. We anticipate that revenues for our non-insurance operations will exceed $250 million in 2011.

Interest Expense and Income Taxes

Interest expense was $73.7 million in 2010 compared to $54.0 million in 2009 and $48.2 million in 2008. The increases in interest expense in 2010 compared to 2009 and in 2009 compared to 2008 were primarily due to our issuance of $350 million of 7.125% unsecured senior notes in September 2009.

The effective tax rate was 9% in 2010, which included tax benefits associated with our foreign operations. Before considering the tax benefits related to foreign operations, the effective tax rate in 2010 was 22%, which differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The effective tax rate in 2010 included an 11% income tax benefit related to foreign operations as a result of a change in our plans regarding the amount of earnings considered permanently reinvested in foreign subsidiaries. The income tax benefit in 2009 was 2% of income before income taxes, which included tax benefits associated with our foreign operations. Before considering the tax benefits related to foreign operations, the effective tax rate in 2009 was 19%, which differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The effective tax rate in 2009 included a 17% income tax benefit that resulted from a one-time tax benefit related to a change in United Kingdom tax law that became effective in the third quarter of 2009. The income tax benefit in 2008 was 63% of loss before income taxes. The rate of tax benefit was higher than that obtained by applying the statutory rate of 35% to loss before income taxes due to the additional tax benefits associated with favorable permanent differences, principally tax-exempt investment income and tax credits recognized during 2008. As a result of the tax attributes related to our foreign operations, our effective tax rate may vary in the future.

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

Comprehensive Income (Loss) To Shareholders

Comprehensive income to shareholders was $430.6 million in 2010 compared to comprehensive income to shareholders of $591.0 million in 2009 and comprehensive loss to shareholders of $403.3 million in 2008. Comprehensive income to shareholders for 2010 included an increase in net unrealized gains on investments, net of taxes, of $163.5 million and net income to shareholders of $266.8 million. Comprehensive income to shareholders for 2009 included an increase in net unrealized gains on investments, net of taxes, of $374.4 million and net income to shareholders of $201.6 million. Comprehensive loss to shareholders for 2008 included a decrease in net unrealized gains on investments, net of taxes, of $329.9 million and net loss to shareholders of $58.8 million.

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

The first line of the following table shows our net reserves for losses and loss adjustment expenses adjusted for commutations, foreign currency movements and other items. This adjustment is accomplished by revising the reserves for losses and loss adjustment expenses as originally estimated at the end of each year and all prior years for reserves either reassumed from reinsurers or ceded back to cedents through reinsurance commutation agreements. Adjustments also are made for the effects of changes in foreign currency rates since the reserves for losses and loss adjustment expenses were originally estimated. Net reserves for losses and loss adjustment expenses of acquired insurance companies are included in the year of acquisition.

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the liability for losses and loss adjustment expenses at the end of 2005 for 2005 and all prior years, adjusted for commutations, foreign currency movements and other items, was originally estimated to be $4,182.2 million. Five years later, as of December 31, 2010, this amount was re-estimated to be $3,574.1 million, of which $2,243.3 million had been paid, leaving a reserve of $1,330.8 million for losses and loss adjustment expenses for 2005 and prior years remaining unpaid as of December 31, 2010.

114  |

The following table represents the development of reserves for losses and loss adjustment expenses for the period 2000 through 2010.

(dollars in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Net reserves, end of year, adjusted for commutations, foreign currency movements and other	$2,144.8	2,481.1	2,952.5	3,412.5	3,824.1	4,182.2	4,282.3	4,332.3	4,550.6	4,535.6	4,600.3

Paid (cumulative) as of:
One year later	607.7	647.7	702.1	679.6	717.2	799.5	783.8	727.6	759.5	796.1
Two years later	1,030.3	1,169.7	1,214.1	1,194.1	1,256.5	1,375.4	1,312.1	1,270.8	1,364.8
Three years later	1,410.8	1,536.2	1,615.7	1,597.8	1,667.4	1,752.4	1,689.6	1,686.3
Four years later	1,646.3	1,840.2	1,932.5	1,914.7	1,932.9	2,018.2	1,994.1
Five years later	1,867.7	2,065.6	2,171.6	2,105.6	2,114.0	2,243.3
Six years later	2,027.2	2,252.0	2,317.7	2,235.8	2,293.2
Seven years later	2,164.3	2,359.3	2,418.7	2,382.1
Eight years later	2,238.7	2,432.4	2,537.0
Nine years later	2,293.0	2,515.1
Ten years later	2,362.7

Reserves re-estimated as of:
One year later	2,282.3	2,612.7	3,081.1	3,446.4	3,773.5	4,049.9	4,085.0	4,168.5	4,315.2	4,257.6
Two years later	2,396.2	2,793.9	3,265.4	3,467.0	3,618.8	3,899.5	3,946.0	3,933.1	4,078.4
Three years later	2,573.5	3,037.3	3,340.6	3,402.5	3,534.3	3,795.7	3,758.7	3,718.7
Four years later	2,772.7	3,155.9	3,327.9	3,398.8	3,506.3	3,686.1	3,598.0
Five years later	2,861.5	3,163.6	3,360.6	3,419.1	3,460.0	3,574.1
Six years later	2,871.6	3,199.0	3,401.8	3,394.9	3,377.9
Seven years later	2,903.2	3,247.2	3,404.0	3,338.9
Eight years later	2,947.6	3,254.6	3,372.9
Nine years later	2,954.7	3,224.3
Ten years later	2,940.9

Net cumulative redundancy (deficiency)	$(796.1)	(743.2)	(420.4)	73.6	446.2	608.1	684.3	613.6	472.2	278.0

Cumulative %	(37%)	(30%)	(14%)	2%	12%	15%	16%	14%	10%	6%

Gross reserves, end of year, adjusted for commutations, foreign currency movements and other	$2,991.4	3,717.3	4,350.3	4,796.7	5,222.9	5,987.3	5,420.7	5,310.0	5,553.2	5,393.3	5,398.4
Reinsurance recoverable, adjusted for commutations, foreign currency movements and other	846.6	1,236.2	1,397.8	1,384.2	1,398.8	1,805.1	1,138.4	977.7	1,002.6	857.7	798.1

Net reserves, end of year, adjusted for commutations, foreign currency movements and other	$2,144.8	2,481.1	2,952.5	3,412.5	3,824.1	4,182.2	4,282.3	4,332.3	4,550.6	4,535.6	4,600.3

Gross re-estimated reserves	4,463.8	4,908.4	4,858.3	4,661.2	4,605.8	5,194.4	4,608.9	4,601.7	4,998.9	5,081.9
Re-estimated recoverable	1,522.9	1,684.1	1,485.4	1,322.3	1,227.9	1,620.3	1,010.9	883.0	920.5	824.3

Net re-estimated reserves	$2,940.9	3,224.3	3,372.9	3,338.9	3,377.9	3,574.1	3,598.0	3,718.7	4,078.4	4,257.6

Gross cumulative redundancy (deficiency)	$(1,472.4)	(1,191.1)	(508.0)	135.5	617.1	792.9	811.8	708.3	554.3	311.4

|  115

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cumulative redundancy (deficiency) represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the liability for losses and loss adjustment expenses developed a $608.1 million redundancy from December 31, 2005 to December 31, 2010. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy (deficiency) is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance. The net and gross cumulative redundancies as of December 31, 2010 for 2009 and prior years were primarily due to redundancies that developed during 2010 at Markel International and on our professional and products liability programs within the Excess and Surplus Lines segment on the 2003 to 2009 accident years. See “Underwriting Results” for further discussion of changes in prior years’ loss reserves.

See note 8 of the notes to consolidated financial statements and the discussion under “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity And Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 24% at December 31, 2010 and 26% at December 31, 2009. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

At December 31, 2010, our holding company (Markel Corporation) held $885.6 million of invested assets, which approximated 12 times annual interest expense, compared to $1,020.9 million of invested assets at December 31, 2009. In order to maintain prudent levels of liquidity, we seek to maintain invested assets at Markel Corporation of at least two times annual interest expense. The excess liquidity at Markel Corporation is available to increase capital at our insurance subsidiaries, complete acquisitions, repurchase shares of our common stock or retire debt.

In October 2010, we completed our acquisition of Aspen. Total consideration for this acquisition was $135.6 million. As part of the consideration, outstanding options to purchase shares of Aspen’s common stock were converted into options to purchase 58,116 shares of our common stock at an average exercise price of $225.94 per share. These options had a fair value at acquisition of $6.7 million, net of taxes. Aspen shareholders also received contingent value rights that may result in the payment of additional cash consideration depending, among other things, upon the development of FirstComp’s loss reserves and loss sensitive profit commissions over time. Based on current expectations, we believe that it is unlikely that any contingent consideration will be paid related to the contingent value rights.

In November 2010, our Board of Directors approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, we may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time.

116  |

This repurchase program replaced a previous repurchase program that had been approved by the Board of Directors in August 2005. As of December 31, 2010, we had repurchased 7,956 shares of our common stock at a cost of $2.8 million under the Program.

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

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. At December 31, 2010, our domestic insurance subsidiaries could pay dividends of $197.0 million during the following twelve months under these laws. There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay. We must provide 14 days advance notice to the Financial Services Authority before receiving dividends from MIICL. In addition, our foreign insurance subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose.

Net cash provided by operating activities decreased to $223.3 million in 2010 from $282.5 million in 2009 and $397.0 million in 2008. The decrease in 2010 compared to 2009 was due to lower cash flows from underwriting activities in the Excess and Surplus Lines segment and the receipt, in 2009, of $33.6 million related to our 2008 federal income tax refund. The decrease in 2009 compared to 2008 was due to lower cash flows from underwriting activities in the Excess and Surplus Lines segment, which was partially offset by the receipt of our 2008 federal income tax refund and lower income tax payments in 2009 compared to 2008.

Net cash used by investing activities was $283.3 million, $333.7 million and $152.0 million in 2010, 2009 and 2008, respectively. During 2010, given the improvement in the financial markets over the latter half of 2009 and continuing into 2010, we increased our purchases of fixed maturities and equity securities and have been gradually shifting our investment portfolio’s allocation from short-term investments and cash and cash equivalents to higher yielding investment securities. Net cash used by investing activities included $214.2 million, $154.9 million and $10.1 million of cash, net of cash acquired, used to complete acquisitions in 2010, 2009 and 2008, respectively. See note 21 of the notes to consolidated financial statements for a discussion of acquisitions.

Invested assets increased to $8.2 billion at December 31, 2010 from $7.8 billion at December 31, 2009. Net unrealized gains on investments, net of taxes, were $581.3 million at December 31, 2010 compared to $417.8 million at December 31, 2009. The increase in net unrealized gains on investments, net of taxes, in 2010 was primarily due to an increase in the estimated fair value of both our fixed maturity and equity portfolios as a result of continued recovery following the disruptions in the financial markets during 2008 and the first half of 2009. Equity securities were $1.7 billion, or 21% of invested assets, at December 31, 2010 compared to $1.3 billion, or 17% of invested assets, at December 31, 2009. See note 2(i) of the notes to consolidated financial statements for a discussion of restricted assets.

|  117

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used by financing activities was $45.6 million in 2010 compared to net cash provided by financing activities of $251.6 million in 2009 and net cash used by financing activities of $58.3 million in 2008. During 2010, cash of $45.2 million was used to repurchase shares of our common stock. During 2009, we received net proceeds of $347.2 million associated with the issuance of $350 million of 7.125% unsecured senior notes due September 30, 2019, and we repaid $150 million of borrowings that were outstanding under our $375 million revolving credit facility. During 2008, we borrowed $100 million under our revolving credit facility, repaid $93.1 million on our 7.00% unsecured senior notes, which matured May 15, 2008, and used cash of $60.6 million to repurchase shares of our common stock.

Reinsurance recoverable on paid and unpaid losses was $0.9 billion at December 31, 2010 compared to $1.0 billion at December 31, 2009. The decrease in 2010 was due in part to a reduction in the reinsurance recoverable on unpaid losses related to favorable development on prior years’ loss reserves. Reinsurance recoverable on paid and unpaid losses at December 31, 2010 included $41.3 million of estimated reinsurance recoverables related to the Deepwater Horizon drilling rig explosion in April 2010.

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

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial conditions of our reinsurers, and we assess our concentration of credit risk on a regular basis. At December 31, 2010, our reinsurance recoverable balance for the ten largest reinsurers was $692.5 million, representing 68% of our consolidated balance, before considering allowances for bad debts. Of the amounts due from the ten largest reinsurers, 95% was due from reinsurers rated “A” or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $247.3 million at December 31, 2010, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. See note 13 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that reinsurance recoverable balances are collectible, deterioration in reinsurers’ ability to pay or collection disputes could adversely affect our operating cash flows, financial position and results of operation.

118  |

The following table reconciles case reserves and IBNR reserves, by segment, to unpaid losses and loss adjustment expenses reported on our consolidated balance sheets.

(dollars in thousands)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Consolidated
December 31, 2010
Case reserves	$706,624	201,403	903,015	297,401	$2,108,443
IBNR reserves	1,736,363	427,372	917,384	208,844	3,289,963

TOTAL	$2,442,987	628,775	1,820,399	506,245	$5,398,406

December 31, 2009
Case reserves	$744,965	116,862	948,756	337,295	$2,147,878
IBNR reserves	1,875,154	266,958	906,258	230,848	3,279,218

TOTAL	$2,620,119	383,820	1,855,014	568,143	$5,427,096

Unpaid losses and loss adjustment expenses at December 31, 2010 decreased 1% compared to 2009 due in part to experiencing $278.0 million of favorable development on prior years’ loss reserves. The increase in the Specialty Admitted segment’s loss reserves in 2010 was primarily due to the acquisition of Aspen. See note 8 of the notes to consolidated financial statements and “Critical Accounting Estimates” for a discussion of estimates and assumptions related to unpaid losses and loss adjustment expenses.

The following table summarizes our contractual cash payment obligations at December 31, 2010.

	Payments Due by Period (1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt and other debt	$1,025,597	7,264	258,613	23,468	736,252
Operating leases	115,834	17,689	33,581	30,211	34,353
Unpaid losses and loss adjustment expenses (estimated)	5,398,406	1,267,253	1,702,948	968,163	1,460,042

TOTAL	$6,539,837	1,292,206	1,995,142	1,021,842	2,230,647

(1)	See notes 8, 9 and 14 of the notes to consolidated financial statements for further discussion of these obligations.

Senior long-term debt and other debt, excluding unamortized discount, was $1.0 billion and $974.1 million at December 31, 2010 and 2009, respectively. On June 9, 2010, we entered into a new revolving credit facility, which provides $270 million of capacity for working capital and other general corporate purposes. This facility replaced our previous $375 million revolving credit facility and expires in June 2013. We had no borrowings outstanding related to revolving credit facilities during 2010.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2010. To the extent that we are not in compliance with our covenants, our access to the credit facility could be restricted. While we believe this to be unlikely, the inability to access the credit facility could adversely affect our liquidity. See note 9 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

December 31, 2010. Payment patterns for losses and loss adjustment expenses were generally based upon paid development factors over the past 10 years for each of our insurance subsidiaries. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the preceding table.

At December 31, 2010, we had unrecognized tax benefits of $24.6 million related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with our unrecognized tax benefits, we are unable to make a reasonably reliable estimate of the amount and period in which any liabilities might be paid. See note 7 of the notes to consolidated financial statements for further discussion of our expectations regarding changes in unrecognized tax benefits during 2011.

At December 31, 2010, we had $1.6 billion of invested assets held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of a default on our obligations. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 2(i) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC’s requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2010, the capital and surplus of each of our domestic insurance subsidiaries was above the minimum regulatory thresholds.

Capital adequacy of our international insurance subsidiaries is regulated by the Financial Services Authority. At December 31, 2010, the capital and surplus of each of our international insurance subsidiaries was above the minimum regulatory thresholds.

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

120  |

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. Beginning in 2008 and continuing through the first half of 2009, there were significant disruptions in the financial markets. These market disruptions resulted in a lack of liquidity within the credit markets, which increased credit risk in the financial markets and resulted in the widening of credit spreads. Net unrealized investment gains on fixed maturities were $174.2 million at December 31, 2010 compared to net unrealized investment gains on fixed maturities of $150.4 million at December 31, 2009 and net unrealized investment losses on fixed maturities of $129.8 million at December 31, 2008. The favorable change in the estimated fair value of our fixed maturity portfolio during both 2010 and 2009 was due in part to decreased credit risk as the financial markets improved and credit spreads narrowed during the latter half of 2009 and into 2010.

During the latter half of 2010, credit spreads on our municipal bond holdings widened, reflecting general concern about the growing number of municipalities experiencing financial difficulties in light of the adverse economic conditions experienced over the past several years. We manage the exposure to credit risk in our municipal bond portfolio by investing in high quality securities and by diversifying our holdings, which are typically general obligation or revenue bonds related to essential products and services.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 93% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2010, approximately 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at December 31, 2010 was $8.2 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities. At December 31, 2009, the estimated fair value of our investment portfolio was $7.8 billion, 82% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 18% of which was invested in equity securities and investments in affiliates.

Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service’s valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances. At December 31, 2010, we did not hold material investments in auction rate securities, loans held for sale or mortgage-backed securities backed by subprime or Alt-A collateral.

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

At December 31, 2010, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility. At December 31, 2010, our ten largest equity holdings represented $941.9 million, or 55%, of the equity portfolio. Investments in the property and casualty insurance industry represented $413.4 million, or 24%, of our equity portfolio at December 31, 2010. Our investments in the property and casualty insurance industry included a $230.1 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the amount of equity securities our insurance subsidiaries can hold.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2010 and 2009. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of December 31, 2010
Equity Securities	$1,722	35% increase	$2,325	12.5%
		35% decrease	1,119	(12.5)
As of December 31, 2009
Equity Securities	$1,350	35% increase	$1,822	10.5%
		35% decrease	877	(11.0)

122  |

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

Approximately two-thirds of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 3.5 years and an average rating of “AA.” See note 2(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

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

|  123

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2010 and 2009. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders’ Equity
FIXED MATURITY INVESTMENTS
As of December 31, 2010
Total Fixed Maturity Investments (1)	$6,502	200 bp decrease	$7,077	8.8%	12.1%
		100 bp decrease	6,798	4.6	6.2
		100 bp increase	6,197	(4.7)	(6.4)
		200 bp increase	5,905	(9.2)	(12.6)
As of December 31, 2009
Total Fixed Maturity Investments (1)	$6,455	200 bp decrease	$6,982	8.2%	11.3%
		100 bp decrease	6,728	4.2	5.9
		100 bp increase	6,172	(4.4)	(6.1)
		200 bp increase	5,898	(8.6)	(12.1)
LIABILITIES (2)
As of December 31, 2010
Borrowings	$1,086	200 bp decrease	$1,214
		100 bp decrease	1,148
		100 bp increase	1,022
		200 bp increase	962
As of December 31, 2009
Borrowings	$1,011	200 bp decrease	$1,148
		100 bp decrease	1,078
		100 bp increase	946
		200 bp increase	886

(1)	Includes short-term investments and cash and cash equivalents.

(2)	Changes in estimated fair value have no impact on shareholders’ equity.

124  |

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign currency forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are generally designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income (loss). Our contracts generally have maturities of three months.

At December 31, 2010 and 2009, approximately 89% and 87%, respectively, of our invested assets were denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate increased by 25%, shareholders’ equity at December 31, 2010 and 2009 would have changed by approximately $10.8 million and $14.3 million, respectively. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate decreased by 25%, shareholders’ equity at December 31, 2010 and 2009 would have changed by approximately $8.8 million and $11.7 million, respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

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

|  125

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Controls and Procedures

As of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2010. See Management’s Report on Internal Control over Financial Reporting and our independent registered public accounting firm’s attestation report on the effectiveness of our internal control over financial reporting beginning on page 85.

During the fourth quarter of 2010, we completed the implementation of a new billing and collections system that provides a single billing and collections solution for our wholesale insurance operations.

There were no other changes in our internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

126  |

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

•	we are legally required in certain instances to offer terrorism insurance and actively manage our exposure; however, if there is a covered terrorist attack, we could sustain material losses;

•	the impact of the events of September 11, 2001 will depend on the resolution of on-going insurance coverage litigation and arbitrations;

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

•	adverse developments in insurance coverage litigation could result in material increases in our estimates of loss reserves;

•	the loss estimation process may become more uncertain if we experience a period of rising inflation;

•	the costs and availability of reinsurance may impact our ability to write certain lines of business;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	after the commutation of ceded reinsurance contracts, any subsequent adverse development in the re-assumed loss reserves will result in a charge to earnings;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital;

|  127

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•

economic conditions, volatility in interest and foreign currency exchange rates and changes in market value of concentrated investments can have a significant impact on the fair value of fixed maturities and equity securities, as well as the carrying value of other assets and liabilities, and this impact may be heightened by market volatility;

•

economic conditions, changes in government support for education, healthcare and infrastructure projects and foreign currency exchange rates, among other factors, may adversely affect the markets served by our non-insurance operations and negatively impact their revenues and profitability;

•

we have substantial investments in municipal bonds (approximately $2.8 billion at December 31, 2010) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

•

we cannot predict the extent and duration of the current economic slowdown; the effects of government intervention into the markets to address the financial crisis of 2008 and 2009 (including, among other things, financial stability and recovery initiatives; changes in tax policy; and the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder); and their combined impact on our industry, business and investment portfolio;

•	we cannot predict the impact of U.S. health care reform legislation and regulations under that legislation on our business;

•	our Atlas system and business process initiative may take longer to implement and cost more than we anticipate and may not achieve all of its objectives;

•	we have recently completed a number of acquisitions and may engage in additional acquisition activity in the future, which may increase operational and control risks for a period of time;

•	loss of services of any executive officers could impact our operations; and

•	adverse changes in our assigned financial strength or debt ratings could impact our ability to attract and retain business or obtain capital.

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

128  |

OTHER INFORMATION

Performance Graph

The following graph compares the cumulative total return (based on share price) on our common stock with the cumulative total return of companies included in the S&P 500 Index and the Dow Jones Property & Casualty Insurance Companies Index. This information is not necessarily indicative of future results.

	Years Ended December 31,
	2005(1)	2006	2007	2008	2009	2010
Markel Corporation	100	151	155	94	107	119
S&P 500	100	116	122	77	97	112
Dow Jones Property & Casualty Insurance	100	114	104	78	85	102

(1)	$100 invested on December 31, 2005 in our common stock or the listed index. Includes reinvestment of dividends.

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 16, 2011 was approximately 450. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 60,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2010 were $392.55 and $320.71, respectively. See note 22 of the notes to consolidated financial statements for additional common stock price information.

|  129

Markel Corporation & Subsidiaries

OTHER INFORMATION (continued)

Common Stock Repurchases

The following table summarizes our common stock repurchases for the quarter ended December 31, 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1, 2010 through October 31, 2010	—	—	—	$21,346
November 1, 2010 through November 30, 2010	2,225	$351.97	2,225	$199,217
December 1, 2010 through December 31, 2010	5,731	$351.03	5,731	$197,205

Total	7,956	$351.30	7,956	$197,205

(1)

The Board of Directors approved the repurchase of up to $200 million of our common stock pursuant to a share repurchase program publicly announced on December 1, 2010 (the Program). Under the Program, we may repurchase outstanding shares of our common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. This repurchase program replaced a previous repurchase program that was publicly announced on August 22, 2005.

130  |

Available Information and Shareholder Relations

This document represents Markel Corporation’s Annual Report and Form 10-K, which is filed with the Securities and Exchange Commission.

Information about Markel Corporation, including exhibits filed as part of this Form 10-K, may be obtained by writing Mr. Bruce Kay, Investor Relations, at the address of the corporate offices listed below, or by calling (800) 446-6671.

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our website address is www.markelcorp.com.

Transfer Agent

American Stock Transfer & Trust Co., LLC, Operations Center, 6201 15th Avenue, Brooklyn, NY 11219 (800) 937-5449

(718) 921-8124

Code of Conduct

We have adopted a code of business conduct and ethics (Code of Conduct) which is applicable to all directors and associates, including executive officers. We have posted the Code of Conduct on our website at www.markelcorp.com. We intend to satisfy applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Conduct by posting such information on our website. Shareholders may obtain printed copies of the Code of Conduct by writing Mr. Bruce Kay, Investor Relations, at the address of the corporate offices listed below, or by calling (800) 446-6671.

Annual Shareholders’ Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at Richmond CenterStage, 600 East Grace Street, Richmond, Virginia at 4:30 p.m., May 9, 2011.

Corporate Offices

Markel Corporation, 4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148 (804) 747-0136 (800) 446-6671

|  131

Markel Corporation & Subsidiaries

Executive Officers

Alan I. Kirshner

Chairman of the Board and Chief Executive Officer since 1986. Director since 1978. Age 75.

Anthony F. Markel

Vice Chairman since May 2008. President and Chief Operating Officer from March 1992 to May 2008. Director since 1978. Age 69.

Steven A. Markel

Vice Chairman since March 1992. Director since 1978. Age 62.

F. Michael Crowley

President and Co-Chief Operating Officer since May 2010. President, Markel Specialty from February 2009 to May 2010. President of Willis HRH North America from October 2008 to January 2009. President of Hilb Rogal & Hobbs Company from September 2005 to October 2008. Age 59.

Thomas S. Gayner

President and Chief Investment Officer since May 2010. Chief Investment Officer since January 2001. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 to 2004. Age 49.

Richard R. Whitt, III

President and Co-Chief Operating Officer since May 2010. Senior Vice President and Chief Financial Officer from May 2005 to May 2010. Age 47.

Gerard Albanese, Jr.

Executive Vice President and Chief Underwriting Officer since May 2010. Chief Underwriting Officer from January 2009 to May 2010. President and Chief Operating Officer, Markel International Limited, a subsidiary, from September 2003 to August 2008. Age 58.

Britton L. Glisson

Chief Administrative Officer since February 2009. President, Markel Insurance Company, a subsidiary, from October 1996 to March 2009. Age 54.

John K. Latham

President, Wholesale Operations since November 2010. Managing Director, Wholesale Regional Operations from January 2010 to November 2010. President, Markel Southeast since November 2008. Senior Vice President, Business Development from January 2007 to May 2009. Chief Information Officer from February 2004 to January 2007. Age 64.

Anne G. Waleski

Vice President, Chief Financial Officer and Treasurer since May 2010. Treasurer from August 2003 to May 2010. Age 44.

132  |

Index to Exhibits

3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (3.1)b

4(i)	Form of Credit Agreement dated as of June 9, 2010 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4(i))c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at December 31, 2010, and the respective Notes thereto, included in this Annual Report on Form10-K.

Management Contracts or Compensatory Plans required to be filed (Items 10.1–10.20)

10.1	Form of Amended and Restated Employment Agreement with Alan I. Kirshner (10.2)d

10.2	Form of Amended and Restated Employment Agreement with Steven A. Markel (10.3)d

10.3	Form of Amended and Restated Employment Agreement with Anthony F. Markel (10.4)d

10.4	Form of Executive Employment Agreement with F. Michael Crowley, Thomas S. Gayner, Richard R. Whitt, III, Gerard Albanese, Jr., Britton L. Glisson, John K. Latham and Anne G. Waleski (10.5)d

10.5	Schedule of Base Salaries for Executive Officers (10.1)e

10.6	Markel Corporation Executive Bonus Plan (10.3)f

10.7	Description of Awards Under Executive Bonus Plan**

10.8	Employee Stock Purchase and Bonus Plan (10.9)d

10.9	Markel Corporation Omnibus Incentive Plan (Appendix B)g

10.10	Form of Restricted Stock Award Agreement for Directors (10.1)h

10.11	Form of Restricted Stock Unit Award for Executive Officers (10.1)i

10.12	Form of Restricted Stock Unit 2006 Supplemental Award for Executive Officers (10.1)j

10.13	Form of Restricted Stock Unit Award for F. Michael Crowley (10.1)k

10.14	Form of 2009 Restricted Stock Unit Award Agreement for Executive Officers (10.2)k

10.15	Form of 2010 Restricted Stock Unit Award Agreement for Executive Officers (10.2)l

10.16	Form of Amended and Restated May 2010 Restricted Stock Unit Award Agreement for Executive Officers (10.1)m

10.17	May 2010 Restricted Stock Units Deferral Election Form (10.2)m

10.18	Description of Permitted Acceleration of Vesting Date of Restricted Stock Units by Up to Thirty Days (10.2)h

10.19	Description of Non-Employee Director Compensation**

10.20	Aspen Holdings, Inc. Amended and Restated 2008 Stock Option Plan (99.1)n

21	Certain Subsidiaries of Markel Corporation**

23	Consent of independent registered public accounting firm to incorporation by reference of certain reports into the Registrant’s Registration Statements on Forms S-8 and S-3**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101	The following consolidated financial statements from Markel Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

**	filed with this report
a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 14, 2010.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2010.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2008.
e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2010.
f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 27, 2005.
g.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant’s Proxy Statement and Definitive 14A filed April 2, 2003.
h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.
i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on March 3, 2008.
j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on July 24, 2006.
k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2009.
l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2010.
m.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2010.
n.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-170047).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	/s/ Steven A. Markel
Steven A. Markel
Vice Chairman
February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan I. Kirshner	Chief Executive Officer and Chairman of the Board of Directors	February 28, 2011
Alan I. Kirshner

/s/ Anthony F. Markel	Director	February 28, 2011
Anthony F. Markel

/s/ Steven A. Markel	Director	February 28, 2011
Steven A. Markel

/s/ Anne G. Waleski	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2011
Anne G. Waleski

/s/ Nora N. Crouch	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011
Nora N. Crouch

/s/ J. Alfred Broaddus, Jr.	Director	February 28, 2011
J. Alfred Broaddus, Jr.

/s/ Douglas C. Eby	Director	February 28, 2011
Douglas C. Eby

/s/ Stewart M. Kasen	Director	February 28, 2011
Stewart M. Kasen

/s/ Lemuel E. Lewis	Director	February 28, 2011
Lemuel E. Lewis

/s/ Darrell D. Martin	Director	February 28, 2011
Darrell D. Martin

/s/ Jay M. Weinberg	Director	February 28, 2011
Jay M. Weinberg

/s/ Debora J. Wilson	Director	February 28, 2011
Debora J. Wilson