Form 10-Q
period 2011-03-31
MARKEL CORP
filed 2011-05-05
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at April 28, 2011: 9,718,932

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(dollars in thousands)

ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,236,157 in 2011 and $5,256,980 in 2010)	$5,394,007	$5,431,226
Equity securities (cost of $1,019,844 in 2011 and $996,088 in 2010)	1,782,584	1,721,971
Short-term investments (estimated fair value approximates cost)	434,546	325,340

Total Investments	7,611,137	7,478,537

Cash and cash equivalents	649,947	745,259
Receivables	388,244	312,096
Reinsurance recoverable on unpaid losses	818,239	798,090
Reinsurance recoverable on paid losses	54,576	70,568
Deferred policy acquisition costs	199,921	188,783
Prepaid reinsurance premiums	88,190	80,293
Goodwill and intangible assets	776,066	645,900
Other assets	455,216	506,063

Total Assets	$11,041,536	$10,825,589

LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,477,591	$5,398,406
Unearned premiums	908,406	839,537
Payables to insurance companies	87,849	50,715
Senior long-term debt and other debt (estimated fair value of $1,119,000 in 2011 and $1,086,000 in 2010)	1,027,711	1,015,947
Other liabilities	276,910	333,292

Total Liabilities	7,778,467	7,637,897

Commitments and contingencies
Shareholders’ equity:
Common stock	886,574	884,457
Retained earnings	1,744,245	1,735,973
Accumulated other comprehensive income	567,559	551,093

Total Shareholders’ Equity	3,198,378	3,171,523
Noncontrolling interests	64,691	16,169

Total Equity	3,263,069	3,187,692

Total Liabilities and Equity	$11,041,536	$10,825,589

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$463,111	$412,135
Net investment income	70,099	68,402
Net realized investment gains:
Other-than-temporary impairment losses	0	(1,785)
Other-than-temporary impairment losses recognized in other comprehensive income	0	(566)

Other-than-temporary impairment losses recognized in net income	0	(2,351)
Net realized investment gains, excluding other-than-temporary impairment losses	11,240	18,094

Net realized investment gains	11,240	15,743
Other revenues	77,144	40,439

Total Operating Revenues	621,594	536,719

OPERATING EXPENSES
Losses and loss adjustment expenses	314,328	260,170
Underwriting, acquisition and insurance expenses	202,350	156,668
Amortization of intangible assets	6,008	3,958
Other expenses	68,495	35,397

Total Operating Expenses	591,181	456,193

Operating Income	30,413	80,526

Interest expense	18,962	17,959

Income Before Income Taxes	11,451	62,567
Income tax expense	1,590	19,361

Net Income	$9,861	$43,206

Net income attributable to noncontrolling interests	1,589	637

Net Income to Shareholders	$8,272	$42,569

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$20,321	$97,441
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(176)	731
Reclassification adjustments for net gains included in net income	(6,464)	(10,540)

Change in net unrealized gains on investments, net of taxes	13,681	87,632
Change in foreign currency translation adjustments, net of taxes	2,439	4,219
Change in net actuarial pension loss, net of taxes	346	350

Total Other Comprehensive Income	16,466	92,201

Comprehensive Income	$26,327	$135,407
Comprehensive income attributable to noncontrolling interests	1,589	868

Comprehensive Income to Shareholders	$24,738	$134,539

NET INCOME PER SHARE
Basic	$0.85	$4.34
Diluted	$0.85	$4.33

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	(dollars in thousands)

December 31, 2009	$872,876	$1,514,398	$387,086	$2,774,360	$17,354	$2,791,714
Net income	0	42,569	0	42,569	637	43,206
Change in net unrealized gains on investments, net of taxes	0	0	87,632	87,632	0	87,632
Change in foreign currency translation adjustments, net of taxes	0	0	3,988	3,988	231	4,219
Change in net actuarial pension loss, net of taxes	0	0	350	350	0	350

Comprehensive income				134,539	868	135,407
Repurchase of common stock	0	(4,387)	0	(4,387)	0	(4,387)
Restricted stock units expensed	(289)	0	0	(289)	0	(289)
Other	0	0	0	0	14	14

March 31, 2010	$872,587	$1,552,580	$479,056	$2,904,223	$18,236	$2,922,459

December 31, 2010	$884,457	$1,735,973	$551,093	$3,171,523	$16,169	$3,187,692
Net Income	0	8,272	0	8,272	1,589	9,861
Change in net unrealized gains on investments, net of taxes	0	0	13,681	13,681	0	13,681
Change in foreign currency translation adjustments, net of taxes	0	0	2,439	2,439	0	2,439
Change in net actuarial pension loss, net of taxes	0	0	346	346	0	346

Comprehensive income				24,738	1,589	26,327
Issuance of common stock	163	0	0	163	0	163
Restricted stock units expensed	1,902	0	0	1,902	0	1,902
Acquisitions	0	0	0	0	47,292	47,292
Other	52	0	0	52	(359)	(307)

March 31, 2011	$886,574	$1,744,245	$567,559	$3,198,378	$64,691	$3,263,069

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$9,861	$43,206
Adjustments to reconcile net income to net cash provided (used) by operating activities	(19,064)	(38,887)

Net Cash Provided (Used) By Operating Activities	(9,203)	4,319

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	69,917	77,690
Proceeds from maturities, calls and prepayments of fixed maturities	112,952	79,616
Cost of fixed maturities and equity securities purchased	(142,282)	(498,987)
Net change in short-term investments	(107,606)	148,411
Acquisitions, net of cash acquired	(3,886)	(23,046)
Other	(20,623)	(14,237)

Net Cash Used By Investing Activities	(91,528)	(230,553)

FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	35,717	23,476
Repayments of senior long-term debt and other debt	(33,873)	(1,318)
Repurchases of common stock	0	(4,387)
Other	(103)	0

Net Cash Provided By Financing Activities	1,741	17,771

Effect of foreign currency rate changes on cash and cash equivalents	3,678	(4,359)

Decrease in cash and cash equivalents	(95,312)	(212,822)
Cash and cash equivalents at beginning of period	745,259	850,494

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$649,947	$637,672

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Markel Corporation is a diverse financial holding company serving a variety of niche markets. Markel Corporation’s principal business markets and underwrites specialty insurance products and programs. Markel Corporation also owns interests in various businesses that operate outside of the specialty insurance marketplace.

The consolidated balance sheet as of March 31, 2011 and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2010 was derived from Markel Corporation’s audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2010 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies.

ParkLand Ventures, Inc., a subsidiary of the Company, has formed subsidiaries for the purpose of acquiring and financing real estate. The assets of these subsidiaries, which are not material to the Company, are consolidated in accordance with U.S. GAAP but are not available to satisfy the debt and other obligations of the Company or any other affiliates.

2. Net Income per Share

Net income per share was determined by dividing net income to shareholders by the applicable weighted average shares outstanding.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010
Net income to shareholders	$8,272	$42,569

Basic common shares outstanding	9,717	9,813
Dilutive potential common shares	40	10

Diluted shares outstanding	9,757	9,823

Basic net income per share	$0.85	$4.34

Diluted net income per share	$0.85	$4.33

3. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Three Months Ended March 31,
(dollars in thousands)	2011		2010
	Written	Earned	Written	Earned
Direct	$473,210	$446,138	$409,391	$404,470
Assumed	117,573	81,450	80,793	51,798
Ceded	(71,771)	(64,477)	(43,682)	(44,133)

Net premiums	$519,012	$463,111	$446,502	$412,135

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $48.5 million and $7.9 million for the three months ended March 31, 2011 and 2010, respectively. The three months ended March 31, 2011 included $19.6 million and $15.9 million of estimated reinsurance recoverables related to the Gryphon vessel loss and the loss on the earthquake and subsequent tsunami in Japan, respectively.

4. Investments

a) The following tables summarize the Company’s available-for-sale investments.

	March 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$303,570	$18,551	$(98)	$0	$322,023
Obligations of states, municipalities and political subdivisions	2,760,599	60,894	(24,915)	0	2,796,578
Foreign governments	638,134	22,015	(4,029)	0	656,120
Residential mortgage-backed securities	387,670	27,875	(1,375)	(11,778)	402,392
Asset-backed securities	21,262	868	(3)	0	22,127
Public utilities	86,290	5,738	0	0	92,028
All other corporate bonds	1,038,632	72,640	(499)	(8,034)	1,102,739

Total fixed maturities	5,236,157	208,581	(30,919)	(19,812)	5,394,007
Equity securities:
Insurance companies, banks and trusts	389,830	329,987	(6,918)	0	712,899
Industrial, consumer and all other	630,014	440,491	(820)	0	1,069,685

Total equity securities	1,019,844	770,478	(7,738)	0	1,782,584
Short-term investments	434,539	11	(4)	0	434,546

Investments, available-for-sale	$6,690,540	$979,070	$(38,661)	$(19,812)	$7,611,137

	December 31, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$300,555	$20,832	$(49)	$0	$321,338
Obligations of states, municipalities and political subdivisions	2,767,169	61,620	(29,450)	0	2,799,339
Foreign governments	550,755	24,662	(2,599)	0	572,818
Residential mortgage-backed securities	409,415	29,664	(1,738)	(11,778)	425,563
Asset-backed securities	21,704	1,052	0	0	22,756
Public utilities	95,770	6,674	0	0	102,444
Convertible bonds	16,725	0	0	0	16,725
All other corporate bonds	1,094,887	83,752	(603)	(7,793)	1,170,243

Total fixed maturities	5,256,980	228,256	(34,439)	(19,571)	5,431,226
Equity securities:
Insurance companies, banks and trusts	388,848	323,634	(1,496)	0	710,986
Industrial, consumer and all other	607,240	404,444	(699)	0	1,010,985

Total equity securities	996,088	728,078	(2,195)	0	1,721,971
Short-term investments	325,336	4	0	0	325,340

Investments, available-for-sale	$6,578,404	$956,338	$(36,634)	$(19,571)	$7,478,537

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2011
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$26,877	$(98)	$0	$0	$26,877	$(98)
Obligations of states, municipalities and political subdivisions	906,353	(22,808)	21,997	(2,107)	928,350	(24,915)
Foreign governments	161,316	(3,925)	5,106	(104)	166,422	(4,029)
Residential mortgage-backed securities	16,230	(4,015)	6,069	(9,138)	22,299	(13,153)
Asset-backed securities	188	(3)	0	0	188	(3)
All other corporate bonds	24,489	(8,281)	9,911	(252)	34,400	(8,533)

Total fixed maturities	1,135,453	(39,130)	43,083	(11,601)	1,178,536	(50,731)
Equity securities:
Insurance companies, banks and trusts	62,974	(6,918)	0	0	62,974	(6,918)
Industrial, consumer and all other	18,575	(820)	0	0	18,575	(820)

Total equity securities	81,549	(7,738)	0	0	81,549	(7,738)
Short-term investments	46,985	(4)	0	0	46,985	(4)

Total	$1,263,987	$(46,872)	$43,083	$(11,601)	$1,307,070	$(58,473)

At March 31, 2011, the Company held 343 securities with a total estimated fair value of $1.3 billion and gross unrealized losses of $58.5 million. Of these 343 securities, 14 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $43.1 million and gross unrealized losses of $11.6 million. All 14 securities were fixed maturities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

	December 31, 2010
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$23,574	$(49)	$0	$0	$23,574	$(49)
Obligations of states, municipalities and political subdivisions	942,935	(27,463)	22,468	(1,987)	965,403	(29,450)
Foreign governments	119,211	(2,440)	4,955	(159)	124,166	(2,599)
Residential mortgage-backed securities	20,972	(10,822)	10,534	(2,694)	31,506	(13,516)
All other corporate bonds	15,294	(7,921)	15,966	(475)	31,260	(8,396)

Total fixed maturities	1,121,986	(48,695)	53,923	(5,315)	1,175,909	(54,010)
Equity securities:
Insurance companies, banks and trusts	22,750	(1,496)	0	0	22,750	(1,496)
Industrial, consumer and all other	16,712	(699)	0	0	16,712	(699)

Total equity securities	39,462	(2,195)	0	0	39,462	(2,195)

Total	$1,161,448	$(50,890)	$53,923	$(5,315)	$1,215,371	$(56,205)

At December 31, 2010, the Company held 363 securities with a total estimated fair value of $1.2 billion and gross unrealized losses of $56.2 million. Of these 363 securities, 19 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $53.9 million and gross unrealized losses of $5.3 million. All 19 securities were fixed maturities.

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

For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed maturities where the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a decline in fair value is considered to be other-than-temporary and is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the non-credit portion of the other-than-temporary impairment, which is recognized in other comprehensive income. The discount rate used to calculate the estimated present value of the cash flows expected to be collected is the effective interest rate implicit for the security at the date of purchase.

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

c) The amortized cost and estimated fair value of fixed maturities at March 31, 2011 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$160,621	$163,460
Due after one year through five years	1,217,952	1,286,111
Due after five years through ten years	1,726,477	1,791,979
Due after ten years	1,722,175	1,727,938

	4,827,225	4,969,488

Residential mortgage-backed securities	387,670	402,392
Asset-backed securities	21,262	22,127

Total fixed maturities	$5,236,157	$5,394,007

d) The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income.

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Cumulative credit loss, beginning balance	$10,307	$9,141

Additions:
Other-than-temporary impairment losses not previously recognized	0	0
Increases related to other-than-temporary impairment losses previously recognized	0	1,109

Total additions	0	1,109

Reductions:
Sales of fixed maturities on which credit losses were recognized	0	(19)

Cumulative credit loss, ending balance	$10,307	$10,231

e) The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Realized gains:
Sales of fixed maturities	$7,988	$6,949
Sales of equity securities	2,071	10,298
Other	1,425	4,122

Total realized gains	11,484	21,369

Realized losses:
Sales of fixed maturities	(244)	(575)
Sales of equity securities	0	0
Other-than-temporary impairments	0	(2,351)
Other	0	(2,700)

Total realized losses	(244)	(5,626)

Net realized investment gains	$11,240	$15,743

Change in net unrealized gains on investments:
Fixed maturities	$(16,396)	$36,911
Equity securities	36,857	108,402
Short-term investments	3	(16)

Net increase	$20,464	$145,297

f) There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended March 31, 2011. Net realized investment gains for the quarter ended March 31, 2010 included $2.4 million of write downs for other-than-temporary declines in the estimated fair value of investments.

5. Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. The Company considers many factors, including the nature of its insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

All investing activities related to our insurance operations are included in the Investing segment. For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with acquisitions. The Company’s non-insurance operations primarily consist of controlling interests in various businesses. For purposes of segment reporting, the Company’s non-insurance operations are not considered to be a reportable operating segment.

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

Three Months Ended March 31, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$201,371	$134,321	$255,001	$90		$0	$590,783
Net written premiums	175,537	127,239	216,139	97		0	519,012

Earned premiums	181,057	122,476	159,483	95		0	463,111
Losses and loss adjustment expenses:
Current year	(122,507)	(78,470)	(187,876)	0		0	(388,853)
Prior years	56,792	198	12,634	4,901		0	74,525
Underwriting, acquisition and insurance expenses	(85,920)	(49,473)	(66,725)	(232)		0	(202,350)

Underwriting profit (loss)	29,422	(5,269)	(82,484)	4,764		0	(53,567)

Net investment income	0	0	0	0		70,099	70,099
Net realized investment gains	0	0	0	0		11,240	11,240
Other revenues (insurance)	0	9,186	0	0		0	9,186
Other expenses (insurance)	0	(11,740)	(8)	0		0	(11,748)

Segment profit (loss)	$29,422	$(7,823)	$(82,492)	$4,764		$81,339	$25,210

Other revenues (non-insurance)							67,958
Other expenses (non-insurance)							(56,747)
Amortization of intangible assets							(6,008)
Interest expense							(18,962)

Income before income taxes							$11,451

U.S. GAAP combined ratio(1)	84%	104%	152%	NM	(2)		112%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

Three Months Ended March 31, 2010
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$211,683	$70,333	$208,168	$0		$0	$490,184
Net written premiums	193,329	63,113	190,058	2		0	446,502
Earned premiums	203,895	72,041	136,197	2		0	412,135
Losses and loss adjustment expenses:
Current year	(140,274)	(45,644)	(112,714)	0		0	(298,632)
Prior years	24,204	(3,663)	15,755	2,166		0	38,462
Underwriting, acquisition and insurance expenses	(78,964)	(26,089)	(51,541)	(74)		0	(156,668)

Underwriting profit (loss)	8,861	(3,355)	(12,303)	2,094		0	(4,703)

Net investment income	0	0	0	0		68,402	68,402
Net realized investment gains	0	0	0	0		15,743	15,743
Other revenues (insurance)	0	0	3,191	0		0	3,191
Other expenses (insurance)	0	0	(2,986)	0		0	(2,986)

Segment profit (loss)	$8,861	$(3,355)	$(12,098)	$2,094		$84,145	$79,647

Other revenues (non-insurance)							37,248
Other expenses (non-insurance)							(32,411)
Amortization of intangible assets							(3,958)
Interest expense							(17,959)

Income before income taxes							$62,567

U.S. GAAP combined ratio(1)	96%	105%	109%	NM	(2)		101%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	March 31, 2011	December 31, 2010
Segment Assets:
Investing	$8,246,365	$8,198,401
Underwriting	2,372,326	2,273,621

Total Segment Assets	$10,618,691	$10,472,022

Non-insurance operations	422,845	353,567

Total Assets	$11,041,536	$10,825,589

6. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both March 31, 2011 and December 31, 2010, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At March 31, 2011 and December 31, 2010, the credit default swap had a fair value of $23.6 million and $25.2 million, respectively. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income for the three months ended March 31, 2011 and 2010 included favorable changes in the fair value of the credit default swap of $1.7 million and $0.3 million, respectively.

The Company had no other material derivative instruments at March 31, 2011.

7. Employee Benefit Plans

a) Expenses relating to the Company’s defined contribution plans were $4.4 million and $3.3 million for the three months ended March 31, 2011 and 2010, respectively.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Service cost	$337	$311
Interest cost	1,768	1,714
Expected return on plan assets	(2,443)	(2,175)
Amortization of net actuarial pension loss	474	486

Net periodic benefit cost	$136	$336

The Company contributed $5.8 million to the Terra Nova Pension Plan during the first quarter of 2011. The Company expects plan contributions to total $6.7 million in 2011.

8. Contingencies

Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

9. Fair Value Measurements

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures, establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy are defined as follows:

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$322,023	$0	$322,023
Obligations of states, municipalities and political subdivisions	0	2,796,578	0	2,796,578
Foreign governments	0	656,120	0	656,120
Residential mortgage-backed securities	0	402,392	0	402,392
Asset-backed securities	0	22,127	0	22,127
Public utilities	0	92,028	0	92,028
All other corporate bonds	0	1,102,739	0	1,102,739

Total fixed maturities	0	5,394,007	0	5,394,007

Equity securities:
Insurance companies, banks and trusts	712,899	0	0	712,899
Industrial, consumer and all other	1,069,685	0	0	1,069,685

Total equity securities	1,782,584	0	0	1,782,584

Short-term investments	382,131	52,415	0	434,546

Total investments available-for-sale	2,164,715	5,446,422	0	7,611,137

Liabilities:
Derivative contracts	$0	$0	$23,567	$23,567

	December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$321,338	$0	$321,338
Obligations of states, municipalities and political subdivisions	0	2,799,339	0	2,799,339
Foreign governments	0	572,818	0	572,818
Residential mortgage-backed securities	0	425,563	0	425,563
Asset-backed securities	0	22,756	0	22,756
Public utilities	0	102,444	0	102,444
Convertible bonds	0	16,725	0	16,725
All other corporate bonds	0	1,170,243	0	1,170,243

Total fixed maturities	0	5,431,226	0	5,431,226

Equity securities:
Insurance companies, banks and trusts	710,986	0	0	710,986
Industrial, consumer and all other	1,010,985	0	0	1,010,985

Total equity securities	1,721,971	0	0	1,721,971

Short-term investments	269,466	55,874	0	325,340

Total investments available-for-sale	1,991,437	5,487,100	0	7,478,537

Liabilities:
Derivative contracts	$0	$0	$25,228	$25,228

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2011		2010
Derivatives, Beginning of Period	$25,228		$26,968
Total gains included in:
Net income	(1,661)		(343)
Other comprehensive income	0		0
Transfers into Level 3	0		0
Transfers out of Level 3	0		0

Derivatives, End of Period	$23,567		$26,625

Net unrealized gains included in net income relating to liabilities held at March 31, 2011 and 2010	$1,661	(1)	$343	(1)

(1)	Included in net investment income in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2011 and 2010. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2011 and 2010.

10. Acquisitions

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

Total consideration for these two acquisitions was $93.2 million. Since the Company consolidates its non-insurance operations on a one-month lag, the purchase price allocation for RetailData and Diamond Healthcare was completed in the first quarter of 2011. The purchase price was allocated to the acquired assets and liabilities of RetailData and Diamond Healthcare based on estimated fair value at the acquisition date. The Company recognized goodwill of $75.9 million, other intangible assets of $58.3 million and noncontrolling interests of $47.3 million in connection with the two acquisitions. At December 31, 2010, amounts related to the consideration paid to acquire RetailData and Diamond Healthcare were included in other assets on the consolidated balance sheet.

11. Recent Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, to address diversity in practice within the insurance industry regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance modifies the definition of the types of costs incurred by insurance companies that can be capitalized in the acquisition of new or renewal contracts. This guidance specifies that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be capitalized. ASU No. 2010-26 becomes effective for the Company beginning January 1, 2012, and would allow, but not require, retrospective application. The Company is currently evaluating ASU No. 2010-26 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

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

We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, the reinsurance allowance for doubtful accounts and income tax liabilities, as well as analyzing the recoverability of deferred tax assets, assessing goodwill and intangibles for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Readers are urged to review our 2010 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

Our Excess and Surplus Lines segment writes property and casualty insurance outside of the standard market for hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. Our Excess and Surplus Lines segment is comprised of five regions, and each regional underwriting office is responsible for serving the wholesale producers located in its region. Our regional teams focus on customer service and marketing, underwriting and distributing our insurance solutions and provide customers easy access to the majority of our products.

Our Specialty Admitted segment writes risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets, personal and commercial property and liability coverages and workers’ compensation insurance. Our Specialty Admitted segment is comprised of three underwriting units: the Markel Specialty and Markel American Specialty Personal and Commercial Lines units and, beginning in the fourth quarter of 2010, our FirstComp workers’ compensation insurance unit, which we acquired in October 2010 through our acquisition of 100% of the outstanding shares of Aspen Holdings, Inc., a Nebraska-based privately held corporation.

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

For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with acquisitions.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Underwriting loss	$(53,567)	$(4,703)
Net investment income	70,099	68,402
Net realized investment gains	11,240	15,743
Other revenues	77,144	40,439
Amortization of intangible assets	(6,008)	(3,958)
Other expenses	(68,495)	(35,397)
Interest expense	(18,962)	(17,959)
Income tax expense	(1,590)	(19,361)
Net income attributable to noncontrolling interests	(1,589)	(637)

Net income to shareholders	$8,272	$42,569

Net income to shareholders for the three months ended March 31, 2011 decreased primarily due to a deterioration in underwriting results, which resulted from higher losses on catastrophes, compared to the same period of 2010. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Gross premium volume	$590,783	$490,184
Net written premiums	$519,012	$446,502
Net retention	88%	91%
Earned premiums	$463,111	$412,135
Losses and loss adjustment expenses	$314,328	$260,170
Underwriting, acquisition and insurance expenses	$202,350	$156,668
Underwriting loss	$53,567	$4,703

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	84%	96%
Specialty Admitted	104%	105%
London Insurance Market	152%	109%
Other Insurance (Discontinued Lines)	NM (2)	NM (2)
Markel Corporation (Consolidated)	112%	101%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 112% for the first quarter of 2011 compared to 101% for the same period last year. The combined ratio in the first quarter of 2011 included $68.7 million, or 15 points, of underwriting loss related to the Australian floods, the New Zealand earthquake and the earthquake and subsequent tsunami in Japan. The combined ratio in the first quarter of 2010 included $17.0 million, or four points, of net losses and loss adjustment expenses related to the Chilean earthquake. Excluding the effects of these catastrophe losses from both periods, a higher current accident year loss ratio and a higher expense ratio were offset by more favorable development of prior years’ loss reserves compared to the same period of 2010.

The combined ratio for the Excess and Surplus Lines segment was 84% for the first quarter of 2011 compared to 96% for the same period last year. The decrease in the combined ratio was primarily due to more favorable development of prior years’ loss reserves, which was partially offset by a higher expense ratio compared to the same period of 2010. The Excess and Surplus Lines segment’s combined ratio for the quarter ended March 31, 2011 included $56.8 million of favorable development on prior years’ loss reserves compared to $24.2 million of favorable development for the same period of 2010. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during the first quarter of 2011 and 2010 were primarily on our professional and products liability programs. The favorable development on prior years’ loss reserves during the first quarter of 2010 was partially offset by $13.7 million of adverse development on an errors and omissions program for mortgage servicing companies. In the first quarter of 2011, we resolved a significant portion of our outstanding liabilities associated with this program and, as a result, reduced prior years’ loss reserves by $15.8 million. The higher expense ratio for the first quarter of 2011 was due in part to a decline in earned premiums and higher personnel costs.

The combined ratio for the Specialty Admitted segment was 104% for the quarter ended March 31, 2011 compared to 105% for the same period of 2010. The decrease in the combined ratio was primarily due to improved development on prior years’ loss reserves, which was partially offset by a higher expense ratio. The Specialty Admitted segment’s combined ratio for the quarter ended March 31, 2011 included $0.2 million of favorable development on prior years’ loss reserves compared to $3.7 million of adverse development for the same period of 2010. In the first quarter of 2010, the expense ratio benefitted from a $4.0 million anticipated recovery under our corporate insurance program.

Beginning in the fourth quarter of 2010, the Specialty Admitted segment’s results included our FirstComp workers’ compensation operations. FirstComp produces business for certain of our insurance companies and also acts as a managing general agent producing business for the benefit of unaffiliated insurance companies. During the first quarter of 2011, the Specialty Admitted segment included a loss of $6.2 million from our FirstComp operations. The workers’ compensation insurance market continues to be adversely impacted by high rates of unemployment, unfavorable economic conditions and a challenging pricing environment.

The combined ratio for the London Insurance Market segment was 152% for the quarter ended March 31, 2011 compared to 109% for the same period of 2010. The combined ratio in the first quarter of 2011 included $67.0 million, or 42 points, of underwriting loss related to the Australian floods, the New Zealand earthquake and the earthquake and subsequent tsunami in Japan. The London Insurance Market’s combined ratio in the first quarter of 2011 also was adversely impacted by $13.0 million of underwriting loss related to severe storm damage to the Gryphon floating production storage and offloading vessel in the North Sea. The combined ratio in the first quarter of 2010 included $17.0 million, or 12 points, of net losses and loss adjustment expenses related to the Chilean earthquake. Excluding the effects of these catastrophe losses from both periods, the increase in the combined ratio for 2011 was primarily due to less favorable development of prior years’ loss reserves. The London Insurance Market segment’s combined ratio for the quarter ended March 31, 2011 included $12.6 million of favorable development on prior years’ loss reserves compared to $15.8 million of favorable development for the same period of 2010.

The estimated net losses on the catastrophes during the first quarter of 2011 represent our best estimate of losses based upon the most current information available. We have used various loss estimation techniques to develop these reserves, including reviews of modeled loss estimates that factor in third party industry loss estimates, detailed policy level reviews and direct contact with insureds and brokers. However, reported losses and information on potential losses have come in slowly given the magnitude of each of these losses. Due to the uncertainty associated with these events, we believe our loss estimates may have a high degree of volatility. While we believe our reserves for the catastrophes experienced in the first quarter of 2011 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $4.8 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively.

Premiums and Net Retentions

The following table summarizes gross premium volume and net written premiums by segment.

Gross Premium Volume Three Months Ended March 31,			Net Written Premiums Three Months Ended March 31,
2011	2010	(dollars in thousands)	2011	2010
$201,371	$211,683	Excess and Surplus Lines	$175,537	$193,329
134,321	70,333	Specialty Admitted	127,239	63,113
255,001	208,168	London Insurance Market	216,139	190,058
90	0	Other Insurance (Discontinued Lines)	97	2

$590,783	$490,184	Total	$519,012	$446,502

Gross premium volume for the first quarter of 2011 increased 21% compared to the same period of 2010. For the first quarter of 2011, the Specialty Admitted segment included $58.2 million of gross premium volume from FirstComp. The increase in gross premium volume in the first quarter of 2011 also was attributable to higher gross premium volume in the London Insurance Market segment due in part to an increase in premiums written by Elliott Special Risks, which has been converted from a managing general agent operation to a risk bearing insurance division. Gross premium volume in the London Insurance Market segment also benefitted from an improved pricing environment in the Marine and Energy division. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the first quarter of 2011.

Gross premium volume continues to be impacted by intense competition across many of our product lines, particularly within the Excess and Surplus Lines segment. In general, we believe prevailing rates within the property and casualty insurance marketplace are lower than our targeted pricing levels. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume for many of our product lines, most notably within the Excess and Surplus Lines segment, has declined and, if the competitive environment does not improve, could decline further in the future.

Net retention of gross premium volume for the first quarter of 2011 was 88% compared to 91% for the same period of 2010. For the three months ended March 31, 2011, net written premiums in the London Insurance Market segment were reduced by $8.9 million of additional reinsurance costs resulting from the loss on the earthquake and subsequent tsunami in Japan and the Gryphon vessel loss. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

The following table summarizes earned premiums by segment.

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Excess and Surplus Lines	$181,057	$203,895
Specialty Admitted	122,476	72,041
London Insurance Market	159,483	136,197
Other Insurance (Discontinued Lines)	95	2

Total	$463,111	$412,135

Earned premiums for the three months ended March 31, 2011 increased 12% compared to the same period of 2010. For the first quarter of 2011, the Specialty Admitted segment included $43.8 million of earned premiums from FirstComp. The increase in earned premiums in the first quarter of 2011 also was due to higher earned premiums in the London Insurance Market segment, which was primarily a result of higher gross premium volume. For the three months ended March 31, 2011, earned premiums in the London Insurance Market segment were reduced by $8.9 million of additional reinsurance costs resulting from the loss on the earthquake and subsequent tsunami in Japan and the Gryphon vessel loss. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the first quarter of 2011. The decrease in earned premiums in the Excess and Surplus Lines segment was primarily a result of lower gross premium volume.

Investing Results

Net investment income for the three months ended March 31, 2011 was $70.1 million compared to $68.4 million for the same period of 2010. Net investment income included favorable changes in the fair value of our credit default swap of $1.7 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

Net realized investment gains for the first quarter of 2011 were $11.2 million compared to $15.7 million for the first quarter of 2010. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended March 31, 2011. Net realized investment gains included $2.4 million of write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended March 31, 2010.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2011, we held securities with gross unrealized losses of $58.5 million, or less than 1% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2011. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations, which are referred to collectively as Markel Ventures, include the results of AMF Bakery Systems, ParkLand Ventures, Inc., Panel Specialists, Inc., Ellicott Dredge Enterprises, LLC, Solbern, Inc., Markel Eagle Partners, LLC, RD Holdings, LLC and Diamond Healthcare Corporation. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. Revenues for our non-insurance operations were $68.0 million for the quarter ended March 31, 2011 compared to $37.2 million for the same period of 2010. Revenues for our non-insurance operations increased in the first quarter of 2011 compared to the same period of 2010 primarily due to our acquisitions of RD Holdings, LLC and Diamond Healthcare Corporation in late 2010.

Interest Expense and Income Taxes

Interest expense was $19.0 million and $18.0 million for the three months ended March 31, 2011 and 2010, respectively.

The estimated annual effective tax rate was 14% and 31% for the three months ended March 31, 2011 and 2010, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate was due in part to anticipating a larger tax benefit related to tax-exempt investment income, which resulted from having lower estimated income before income taxes in 2011 compared to 2010. The decrease in the estimated annual effective tax rate also was due to a lower effective tax rate related to our foreign operations as a result of a change in our plans regarding the amount of earnings considered permanently reinvested in foreign subsidiaries.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $24.7 million for the three months ended March 31, 2011 compared to comprehensive income to shareholders of $134.5 million for the same period of 2010. Comprehensive income to shareholders for the first quarter of 2011 included an increase in net unrealized gains on investments, net of taxes, of $13.7 million and net income to shareholders of $8.3 million. Comprehensive income to shareholders for the first quarter of 2010 included an increase in net unrealized gains on investments, net of taxes, of $87.6 million and net income to shareholders of $42.6 million.

Financial Condition

Invested assets were $8.3 billion at March 31, 2011 compared to $8.2 billion at December 31, 2010. Net unrealized gains on investments, net of taxes, were $595.0 million at March 31, 2011 compared to $581.3 million at December 31, 2010. Equity securities were $1.8 billion, or 22% of invested assets, at March 31, 2011 compared to $1.7 billion, or 21% of invested assets, at December 31, 2010.

Net cash used by operating activities was $9.2 million for the three months ended March 31, 2011 compared to net cash provided by operating activities of $4.3 million for the same period of 2010. Operating cash flows in the first quarter of both 2011 and 2010 were significantly impacted by the timing of employee profit sharing and agent incentive compensation payments and pension contributions, which were made in the first quarter of each year.

Net cash used by investing activities was $91.5 million for the three months ended March 31, 2011 compared to $230.6 million for the same period of 2010. The decrease in net cash used by investing activities was primarily due to a decrease in our purchases of fixed maturities and equity securities. During the first quarter of 2010, cash of $23.0 million was used by ParkLand Ventures, Inc., a subsidiary of Markel Ventures, to acquire additional manufactured housing communities.

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2011 compared to $17.8 million for the same period of 2010. During the first quarter of 2010, ParkLand Ventures, Inc. increased its borrowings by $15.6 million in conjunction with the acquisition of additional manufactured housing communities, and cash of $4.4 million was used to repurchase shares of our common stock.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 24% at March 31, 2011 and December 31, 2010. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $805.4 million and $885.6 million of invested assets at March 31, 2011 and December 31, 2010, respectively.

Shareholders’ equity was $3.2 billion at March 31, 2011 and December 31, 2010. Book value per share increased to $329.09 at March 31, 2011 from $326.36 at December 31, 2010 primarily due to $24.7 million of comprehensive income to shareholders in the first quarter of 2011.

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

During the first quarter of 2011, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 94% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2011, approximately 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at March 31, 2011 was $8.3 billion, 78% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 22% of which was invested in equity securities. At December 31, 2010, the estimated fair value of our investment portfolio was $8.2 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities.

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

There were no changes in our internal control over financial reporting during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under “Risk Factors” and “Safe Harbor and Cautionary Statement” in our 2010 Annual Report on Form 10-K or are included in the items listed below:

•

our anticipated premium volume is based on current knowledge and assumes no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;

•

we offer insurance coverage against terrorist acts in connection with some of our programs, and in other instances we are legally required to offer terrorism insurance; in both circumstances, we actively manage our exposure, but if there is a covered terrorist attack, we could sustain material losses;

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

•

we have substantial investments in municipal bonds (approximately $2.8 billion at March 31, 2011) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

•	we cannot predict the impact of U.S. health care reform legislation and regulations under that legislation on our business;

•	our system and business process initiatives may take longer to implement and cost more than we anticipate and may not achieve all of its objectives;

•	we have recently completed a number of acquisitions and may engage in additional acquisition activity in the future, which may increase operational and control risks for a period of time;

•	loss of services of any executive officers could impact our operations; and

•	adverse changes in our assigned financial strength or debt ratings could impact our ability to attract and retain business or obtain capital.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of May 2011.

Markel Corporation

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chief Executive Officer and Chairman of the Board of Directors

By	/s/ Anne G. Waleski
Anne G. Waleski
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Number	Description

3(i)	Amended and Restated Articles of Incorporation, as amended (3(i))a

3(ii)	Bylaws, as amended (3.1)b

4(i)

Form of Credit Agreement dated as of June 9, 2010 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4(i))c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2011 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Description of Awards under Executive Bonus Plan*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101	The following consolidated financial statements from Markel Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 5, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2000.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 14, 2010.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2010.
*	Filed with this report.