Form 10-Q
period 2011-06-30
MARKEL CORP
filed 2011-08-08
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at July 29, 2011: 9,694,421

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,241,152 in 2011 and $5,256,980 in 2010)	$5,479,821	$5,431,226
Equity securities (cost of $1,058,418 in 2011 and $996,088 in 2010)	1,837,219	1,721,971
Short-term investments (estimated fair value approximates cost)	600,361	325,340

Total Investments	7,917,401	7,478,537

Cash and cash equivalents	767,954	745,259
Receivables	422,667	318,507
Reinsurance recoverable on unpaid losses	809,318	798,090
Reinsurance recoverable on paid losses	45,306	70,568
Deferred policy acquisition costs	203,940	188,783
Prepaid reinsurance premiums	95,082	80,293
Goodwill and intangible assets	767,004	641,733
Other assets	435,865	503,819

Total Assets	$11,464,537	$10,825,589

LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,505,657	$5,398,406
Unearned premiums	956,195	839,537
Payables to insurance companies	89,545	50,715
Senior long-term debt and other debt (estimated fair value of $1,355,000 in 2011 and $1,086,000 in 2010)	1,268,444	1,015,947
Other liabilities	296,617	333,292

Total Liabilities	8,116,458	7,637,897

Commitments and contingencies
Shareholders’ equity:
Common stock	888,616	884,457
Retained earnings	1,761,067	1,735,973
Accumulated other comprehensive income	633,290	551,093

Total Shareholders’ Equity	3,282,973	3,171,523
Noncontrolling interests	65,106	16,169

Total Equity	3,348,079	3,187,692

Total Liabilities and Equity	$11,464,537	$10,825,589

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$490,201	$416,688	$953,312	$828,823
Net investment income	64,253	64,384	134,352	132,786
Net realized investment gains (losses):
Other-than-temporary impairment losses	(1,707)	(3,916)	(1,707)	(5,701)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	(3,168)	3	(3,168)	(563)

Other-than-temporary impairment losses recognized in net income	(4,875)	(3,913)	(4,875)	(6,264)
Net realized investment gains, excluding other-than-temporary impairment losses	6,219	1,484	17,459	19,578

Net realized investment gains (losses)	1,344	(2,429)	12,584	13,314
Other revenues	91,370	36,771	168,514	77,210

Total Operating Revenues	647,168	515,414	1,268,762	1,052,133

OPERATING EXPENSES
Losses and loss adjustment expenses	306,683	251,235	621,011	511,405
Underwriting, acquisition and insurance expenses	196,845	179,106	399,195	335,774
Amortization of intangible assets	5,555	3,856	11,563	7,814
Other expenses	79,473	32,969	147,968	68,366

Total Operating Expenses	588,556	467,166	1,179,737	923,359

Operating Income	58,612	48,248	89,025	128,774

Interest expense	21,898	18,334	40,860	36,293

Income Before Income Taxes	36,714	29,914	48,165	92,481
Income tax expense	5,065	8,997	6,655	28,358

Net Income	$31,649	$20,917	$41,510	$64,123
Net income attributable to noncontrolling interests	1,335	86	2,924	723

Net Income to Shareholders	$30,314	$20,831	$38,586	$63,400

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$64,403	$(49,927)	$84,724	$47,514
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	1,644	170	1,468	901
Reclassification adjustments for net gains included in net income	(827)	(3,099)	(7,291)	(13,639)

Change in net unrealized gains on investments, net of taxes	65,220	(52,856)	78,901	34,776
Change in foreign currency translation adjustments, net of taxes	156	(2,259)	2,595	1,960
Change in net actuarial pension loss, net of taxes	355	336	701	686

Total Other Comprehensive Income (Loss)	65,731	(54,779)	82,197	37,422

Comprehensive Income (Loss)	$97,380	$(33,862)	$123,707	$101,545
Comprehensive income attributable to noncontrolling interests	1,335	41	2,924	909

Comprehensive Income (Loss) to Shareholders	$96,045	$(33,903)	$120,783	$100,636

NET INCOME PER SHARE
Basic	$3.12	$2.13	$3.97	$6.47
Diluted	$3.11	$2.12	$3.95	$6.46

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	(dollars in thousands)

December 31, 2009	$872,876	$1,514,398	$387,086	$2,774,360	$17,354	$2,791,714
Net income	0	63,400	0	63,400	723	64,123
Change in net unrealized gains on investments, net of taxes	0	0	34,776	34,776	0	34,776
Change in foreign currency translation adjustments, net of taxes	0	0	1,774	1,774	186	1,960
Change in net actuarial pension loss, net of taxes	0	0	686	686	0	686

Comprehensive income				100,636	909	101,545
Issuance of common stock	6,664	0	0	6,664	0	6,664
Repurchase of common stock	0	(24,251)	0	(24,251)	0	(24,251)
Restricted stock units expensed	692	0	0	692	0	692
Purchase of noncontrolling interest	(8,345)	0	237	(8,108)	(1,557)	(9,665)
Other	0	0	0	0	(256)	(256)

June 30, 2010	$871,887	$1,553,547	$424,559	$2,849,993	$16,450	$2,866,443

December 31, 2010	$884,457	$1,735,973	$551,093	$3,171,523	$16,169	$3,187,692
Net Income	0	38,586	0	38,586	2,924	41,510
Change in net unrealized gains on investments, net of taxes	0	0	78,901	78,901	0	78,901
Change in foreign currency translation adjustments, net of taxes	0	0	2,595	2,595	0	2,595
Change in net actuarial pension loss, net of taxes	0	0	701	701	0	701

Comprehensive income				120,783	2,924	123,707
Issuance of common stock	848	0	0	848	0	848
Repurchase of common stock	0	(13,492)	0	(13,492)	0	(13,492)
Restricted stock units expensed	3,129	0	0	3,129	0	3,129
Acquisitions	0	0	0	0	47,292	47,292
Other	182	0	0	182	(1,279)	(1,097)

June 30, 2011	$888,616	$1,761,067	$633,290	$3,282,973	$65,106	$3,348,079

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$41,510	$64,123
Adjustments to reconcile net income to net cash provided by operating activities	58,833	(557)

Net Cash Provided By Operating Activities	100,343	63,566

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	107,131	186,435
Proceeds from maturities, calls and prepayments of fixed maturities	202,269	206,214
Cost of fixed maturities and equity securities purchased	(312,173)	(679,387)
Net change in short-term investments	(275,238)	125,397
Acquisitions, net of cash acquired	(5,841)	(35,317)
Other	(26,788)	(12,643)

Net Cash Used By Investing Activities	(310,640)	(209,301)

FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	295,352	30,697
Repayments of senior long-term debt and other debt	(53,038)	(1,549)
Repurchases of common stock	(13,492)	(24,251)
Purchase of noncontrolling interest	0	(3,001)
Other	(1,017)	(11,294)

Net Cash Provided (Used) By Financing Activities	227,805	(9,398)

Effect of foreign currency rate changes on cash and cash equivalents	5,187	(8,686)

Increase (decrease) in cash and cash equivalents	22,695	(163,819)
Cash and cash equivalents at beginning of period	745,259	850,494

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$767,954	$686,675

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

The consolidated balance sheet as of June 30, 2011, the related consolidated statements of income and comprehensive income (loss) for the quarters and six months ended June 30, 2011 and 2010, and the consolidated statements of changes in equity and cash flows for the six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2010 was derived from Markel Corporation’s audited annual consolidated financial statements.

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

2. Net Income per Share

Net income per share was determined by dividing net income to shareholders by the applicable weighted average shares outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net income to shareholders	$30,314	$20,831	$38,586	$63,400

Basic common shares outstanding	9,717	9,794	9,720	9,803
Dilutive potential common shares	40	13	40	11

Diluted shares outstanding	9,757	9,807	9,760	9,814

Basic net income per share	$3.12	$2.13	$3.97	$6.47

Diluted net income per share	$3.11	$2.12	$3.95	$6.46

3. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended June 30,
(dollars in thousands)	2011		2010
	Written	Earned	Written	Earned
Direct	$508,006	$461,962	$448,302	$415,553
Assumed	89,187	87,323	68,052	57,599
Ceded	(66,505)	(59,084)	(62,125)	(56,464)

Net premiums	$530,688	$490,201	$454,229	$416,688

	Six Months Ended June 30,
(dollars in thousands)	2011		2010
	Written	Earned	Written	Earned
Direct	$981,216	$908,100	$857,693	$820,023
Assumed	206,760	168,773	148,845	109,397
Ceded	(138,276)	(123,561)	(105,807)	(100,597)

Net premiums	$1,049,700	$953,312	$900,731	$828,823

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $45.3 million and $55.9 million, respectively, for the quarters ended June 30, 2011 and 2010 and $93.8 million and $63.8 million, respectively, for the six months ended June 30, 2011 and 2010. The six months ended June 30, 2011 included $29.7 million of estimated reinsurance recoverables related to losses on catastrophes and $27.1 million of estimated reinsurance recoverables related to two large losses in the Marine and Energy division of the London Insurance Market segment. The six months ended June 30, 2010 included $43.2 million of estimated reinsurance recoverables related to the Deepwater Horizon drilling rig explosion.

4. Investments

a) The following tables summarize the Company’s available-for-sale investments.

	June 30, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$274,410	$20,309	$0	$0	$294,719
Obligations of states, municipalities and political subdivisions	2,755,487	96,929	(6,497)	0	2,845,919
Foreign governments	692,378	31,056	(2,301)	0	721,133
Residential mortgage-backed securities	401,462	26,167	(1,231)	(6,060)	420,338
Asset-backed securities	17,531	892	(4)	0	18,419
Public utilities	71,914	5,836	0	0	77,750
All other corporate bonds	1,027,970	80,816	(284)	(6,959)	1,101,543

Total fixed maturities	5,241,152	262,005	(10,317)	(13,019)	5,479,821
Equity securities:
Insurance companies, banks and trusts	386,419	329,159	(3,098)	0	712,480
Industrial, consumer and all other	671,999	453,783	(1,043)	0	1,124,739

Total equity securities	1,058,418	782,942	(4,141)	0	1,837,219
Short-term investments	600,336	27	(2)	0	600,361

Investments, available-for-sale	$6,899,906	$1,044,974	$(14,460)	$(13,019)	$7,917,401

	December 31, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$300,555	$20,832	$(49)	$0	$321,338
Obligations of states, municipalities and political subdivisions	2,767,169	61,620	(29,450)	0	2,799,339
Foreign governments	550,755	24,662	(2,599)	0	572,818
Residential mortgage-backed securities	409,415	29,664	(1,738)	(11,778)	425,563
Asset-backed securities	21,704	1,052	0	0	22,756
Public utilities	95,770	6,674	0	0	102,444
Convertible bonds	16,725	0	0	0	16,725
All other corporate bonds	1,094,887	83,752	(603)	(7,793)	1,170,243

Total fixed maturities	5,256,980	228,256	(34,439)	(19,571)	5,431,226
Equity securities:
Insurance companies, banks and trusts	388,848	323,634	(1,496)	0	710,986
Industrial, consumer and all other	607,240	404,444	(699)	0	1,010,985

Total equity securities	996,088	728,078	(2,195)	0	1,721,971
Short-term investments	325,336	4	0	0	325,340

Investments, available-for-sale	$6,578,404	$956,338	$(36,634)	$(19,571)	$7,478,537

b)	The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2011
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$0	$0	$0	$0	$0
Obligations of states, municipalities and political subdivisions	377,442	(4,924)	22,269	(1,573)	399,711	(6,497)
Foreign governments	101,128	(2,234)	5,317	(67)	106,445	(2,301)
Residential mortgage-backed securities	18,532	(6,758)	2,742	(533)	21,274	(7,291)
Asset-backed securities	169	(4)	0	0	169	(4)
All other corporate bonds	4,901	(6,965)	10,098	(278)	14,999	(7,243)

Total fixed maturities	502,172	(20,885)	40,426	(2,451)	542,598	(23,336)
Equity securities:
Insurance companies, banks and trusts	48,521	(3,098)	0	0	48,521	(3,098)
Industrial, consumer and all other	8,611	(203)	11,717	(840)	20,328	(1,043)

Total equity securities	57,132	(3,301)	11,717	(840)	68,849	(4,141)
Short-term investments	117,961	(2)	0	0	117,961	(2)

Total	$677,265	$(24,188)	$52,143	$(3,291)	$729,408	$(27,479)

At June 30, 2011, the Company held 180 securities with a total estimated fair value of $729.4 million and gross unrealized losses of $27.5 million. Of these 180 securities, 14 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $52.1 million and gross unrealized losses of $3.3 million. Of these securities, 13 were fixed maturities and one was an equity security. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

c) The amortized cost and estimated fair value of fixed maturities at June 30, 2011 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$194,538	$198,352
Due after one year through five years	1,227,571	1,308,237
Due after five years through ten years	1,743,242	1,837,935
Due after ten years	1,656,808	1,696,540

	4,822,159	5,041,064

Residential mortgage-backed securities	401,462	420,338
Asset-backed securities	17,531	18,419

Total fixed maturities	$5,241,152	$5,479,821

d) The following tables summarize the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss).

	Quarter Ended June 30,
(dollars in thousands)	2011	2010
Cumulative credit loss, beginning balance	$10,307	$10,231

Additions:
Other-than-temporary impairment losses not previously recognized	0	0
Increases related to other-than-temporary impairment losses previously recognized	4,875	76

Total additions	4,875	76

Reductions:
Sales of fixed maturities on which credit losses were recognized	(15)	0

Cumulative credit loss, ending balance	$15,167	$10,307

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
Cumulative credit loss, beginning balance	$10,307	$9,141

Additions:
Other-than-temporary impairment losses not previously recognized	0	0
Increases related to other-than-temporary impairment losses previously recognized	4,875	1,185

Total additions	4,875	1,185

Reductions:
Sales of fixed maturities on which credit losses were recognized	(15)	(19)

Cumulative credit loss, ending balance	$15,167	$10,307

e) The following tables present net realized investment gains (losses) and the change in net unrealized gains on investments.

	Quarter Ended June 30,
(dollars in thousands)	2011	2010
Realized gains:
Sales of fixed maturities	$2,877	$6,529
Sales of equity securities	3,747	1,965
Other	94	0

Total realized gains	6,718	8,494

Realized losses:
Sales of fixed maturities	(499)	(92)
Other-than-temporary impairments	(4,875)	(3,913)
Other	0	(6,918)

Total realized losses	(5,374)	(10,923)

Net realized investment gains (losses)	$1,344	$(2,429)

Change in net unrealized gains on investments:
Fixed maturities	$80,819	$65,232
Equity securities	16,061	(149,665)
Short-term investments	18	19

Net increase (decrease)	$96,898	$(84,414)

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
Realized gains:
Sales of fixed maturities	$10,858	$13,461
Sales of equity securities	5,818	12,263
Other	1,519	1,966

Total realized gains	18,195	27,690

Realized losses:
Sales of fixed maturities	(736)	(650)
Other-than-temporary impairments	(4,875)	(6,264)
Other	0	(7,462)

Total realized losses	(5,611)	(14,376)

Net realized investment gains	$12,584	$13,314

Change in net unrealized gains on investments:
Fixed maturities	$64,423	$102,143
Equity securities	52,918	(41,263)
Short-term investments	21	3

Net increase	$117,362	$60,883

f) The following tables present other-than-temporary impairment losses recognized in net income and included in net realized investment gains (losses) by investment type.

	Quarter Ended June 30,
(dollars in thousands)	2011	2010
Fixed maturities:
Residential mortgage-backed securities	$(4,875)	$(76)

Total fixed maturities	(4,875)	(76)
Equity securities:
Insurance companies, banks and trusts	0	(2,872)
Industrial, consumer and all other	0	(965)

Total equity securities	0	(3,837)

Total	$(4,875)	$(3,913)

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
Fixed maturities:
Residential mortgage-backed securities	$(4,875)	$(1,185)

Total fixed maturities	(4,875)	(1,185)
Equity securities:
Insurance companies, banks and trusts	0	(2,872)
Industrial, consumer and all other	0	(965)

Total equity securities	0	(3,837)

Other	0	(1,242)

Total	$(4,875)	$(6,264)

5. Senior Long-Term Debt

On June 1, 2011, the Company issued $250 million of 5.35% unsecured senior notes due June 1, 2021. Net proceeds to the Company were $247.9 million, which will be used for general corporate purposes, including acquisitions. In addition, proceeds may be used to repay other of the Company’s outstanding debt.

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

Quarter Ended June 30, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$225,979	$143,530	$227,682	$2	$0	$597,193
Net written premiums	194,048	136,292	200,472	(124)	0	530,688

Earned premiums	187,206	131,364	171,754	(123)	0	490,201
Losses and loss adjustment expenses:
Current year	(142,550)	(94,324)	(146,546)	0	0	(383,420)
Prior years	52,649	1,771	22,605	(288)	0	76,737
Underwriting, acquisition and insurance expenses	(82,932)	(47,789)	(65,835)	(289)	0	(196,845)

Underwriting profit (loss)	14,373	(8,978)	(18,022)	(700)	0	(13,327)

Net investment income	0	0	0	0	64,253	64,253
Net realized investment gains	0	0	0	0	1,344	1,344
Other revenues (insurance)	0	12,375	0	0	0	12,375
Other expenses (insurance)	0	(12,588)	(39)	0	0	(12,627)

Segment profit (loss)	$14,373	$(9,191)	$(18,061)	$(700)	$65,597	$52,018

Other revenues (non-insurance)						78,995
Other expenses (non-insurance)						(66,846)
Amortization of intangible assets						(5,555)
Interest expense						(21,898)

Income before income taxes						$36,714

U.S. GAAP combined ratio(1)	92%	107%	110%	NM (2)		103%

Quarter Ended June 30, 2010
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$242,644	$86,513	$187,154	$43	$0	$516,354
Net written premiums	217,207	80,565	156,416	41	0	454,229

Earned premiums	210,270	75,563	130,814	41	0	416,688
Losses and loss adjustment expenses:
Current year	(137,223)	(46,155)	(104,474)	0	0	(287,852)
Prior years	26,510	4,576	10,128	(4,597)	0	36,617
Underwriting, acquisition and insurance expenses	(91,576)	(32,068)	(55,548)	86	0	(179,106)

Underwriting profit (loss)	7,981	1,916	(19,080)	(4,470)	0	(13,653)

Net investment income	0	0	0	0	64,384	64,384
Net realized investment losses	0	0	0	0	(2,429)	(2,429)
Other revenues (insurance)	0	0	1,724	0	0	1,724
Other expenses (insurance)	0	0	(1,878)	0	0	(1,878)

Segment profit (loss)	$7,981	$1,916	$(19,234)	$(4,470)	$61,955	$48,148

Other revenues (non-insurance)						35,047
Other expenses (non-insurance)						(31,091)
Amortization of intangible assets						(3,856)
Interest expense						(18,334)

Income before income taxes						$29,914

U.S. GAAP combined ratio(1)	96%	97%	115%	NM (2)		103%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

Six Months Ended June 30, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$427,350	$277,851	$482,683	$92	$0	$1,187,976
Net written premiums	369,585	263,531	416,611	(27)	0	1,049,700

Earned premiums	368,263	253,840	331,237	(28)	0	953,312
Losses and loss adjustment expenses:
Current year	(265,057)	(172,794)	(334,422)	0	0	(772,273)
Prior years	109,441	1,969	35,239	4,613	0	151,262
Underwriting, acquisition and insurance expenses	(168,852)	(97,262)	(132,560)	(521)	0	(399,195)

Underwriting profit (loss)	43,795	(14,247)	(100,506)	4,064	0	(66,894)

Net investment income	0	0	0	0	134,352	134,352
Net realized investment gains	0	0	0	0	12,584	12,584
Other revenues (insurance)	0	21,561	0	0	0	21,561
Other expenses (insurance)	0	(24,328)	(47)	0	0	(24,375)

Segment profit (loss)	$43,795	$(17,014)	$(100,553)	$4,064	$146,936	$77,228

Other revenues (non-insurance)						146,953
Other expenses (non-insurance)						(123,593)
Amortization of intangible assets						(11,563)
Interest expense						(40,860)

Income before income taxes						$48,165

U.S. GAAP combined ratio(1)	88%	106%	130%	NM (2)		107%

Six Months Ended June 30, 2010
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$454,327	$156,846	$395,322	$43	$0	$1,006,538
Net written premiums	410,536	143,678	346,474	43	0	900,731

Earned premiums	414,165	147,604	267,011	43	0	828,823
Losses and loss adjustment expenses:
Current year	(277,495)	(91,800)	(217,188)	0	0	(586,483)
Prior years	50,712	914	25,883	(2,431)	0	75,078
Underwriting, acquisition and insurance expenses	(170,540)	(58,157)	(107,089)	12	0	(335,774)

Underwriting profit (loss)	16,842	(1,439)	(31,383)	(2,376)	0	(18,356)

Net investment income	0	0	0	0	132,786	132,786
Net realized investment gains	0	0	0	0	13,314	13,314
Other revenues (insurance)	0	0	4,915	0	0	4,915
Other expenses (insurance)	0	0	(4,864)	0	0	(4,864)

Segment profit (loss)	$16,842	$(1,439)	$(31,332)	$(2,376)	$146,100	$127,795

Other revenues (non-insurance)						72,295
Other expenses (non-insurance)						(63,502)
Amortization of intangible assets						(7,814)
Interest expense						(36,293)

Income before income taxes						$92,481

U.S. GAAP combined ratio(1)	96%	101%	112%	NM (2)		102%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	June 30, 2011	December 31, 2010
Segment Assets:
Investing	$8,672,530	$8,198,401
Underwriting	2,353,467	2,273,621

Total Segment Assets	$11,025,997	$10,472,022

Non-insurance operations	438,540	353,567

Total Assets	$11,464,537	$10,825,589

7. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both June 30, 2011 and December 31, 2010, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At June 30, 2011 and December 31, 2010, the credit default swap had a fair value of $24.6 million and $25.2 million, respectively. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. For the quarter ended June 30, 2011, net investment income included an adverse change in the credit default swap of $1.0 million. For the six months ended June 30, 2011, net investment income included a favorable change in the credit default swap of $0.6 million. For the quarter and six months ended June 30, 2010, net investment income included an adverse change in the fair value of the credit default swap of $1.8 million and $1.4 million, respectively.

The Company had no other material derivative instruments at June 30, 2011.

8. Employee Benefit Plans

a) Expenses relating to the Company’s defined contribution plans were $4.1 million and $8.5 million, respectively, for the quarter and six months ended June 30, 2011 and $3.3 million and $6.6 million, respectively, for the same periods in 2010.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Service cost	$346	$300	$683	$611
Interest cost	1,811	1,648	3,579	3,362
Expected return on plan assets	(2,504)	(2,092)	(4,947)	(4,267)
Amortization of net actuarial pension loss	486	467	960	953

Net periodic benefit cost	$139	$323	$275	$659

The Company contributed $6.2 million to the Terra Nova Pension Plan during the six months ended June 30, 2011. The Company expects plan contributions to total $6.8 million in 2011.

9. Contingencies

Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations.

10. Fair Value Measurements

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

Fair value for investments available-for-sale is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices, fixed maturities are classified as Level 2 investments. The fair value of fixed maturities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data described above. If there are no recent reported trades, the fair value of fixed maturities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Significant inputs used to determine the fair value of obligations of states, municipalities and political subdivisions, corporate bonds and obligations of foreign governments include reported trades, benchmark yields, issuer spreads, bids, offers, credit information and estimated cash flows. Significant inputs used to determine the fair value of residential mortgage-backed securities include the type of underlying mortgage loans, benchmark yields, prepayment speeds, collateral information, tranche type and volatility, estimated cash flows, credit information, default rates, recovery rates, issuer spreads and the year of issue.

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

	June 30, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$294,719	$0	$294,719
Obligations of states, municipalities and political subdivisions	0	2,845,919	0	2,845,919
Foreign governments	0	721,133	0	721,133
Residential mortgage-backed securities	0	420,338	0	420,338
Asset-backed securities	0	18,419	0	18,419
Public utilities	0	77,750	0	77,750
All other corporate bonds	0	1,101,543	0	1,101,543

Total fixed maturities	0	5,479,821	0	5,479,821

Equity securities:
Insurance companies, banks and trusts	712,480	0	0	712,480
Industrial, consumer and all other	1,124,739	0	0	1,124,739

Total equity securities	1,837,219	0	0	1,837,219

Short-term investments	536,172	64,189	0	600,361

Total investments available-for-sale	2,373,391	5,544,010	0	7,917,401

Liabilities:
Derivative contracts	$0	$0	$24,596	$24,596

	December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$321,338	$0	$321,338
Obligations of states, municipalities and political subdivisions	0	2,799,339	0	2,799,339
Foreign governments	0	572,818	0	572,818
Residential mortgage-backed securities	0	425,563	0	425,563
Asset-backed securities	0	22,756	0	22,756
Public utilities	0	102,444	0	102,444
Convertible bonds	0	16,725	0	16,725
All other corporate bonds	0	1,170,243	0	1,170,243

Total fixed maturities	0	5,431,226	0	5,431,226

Equity securities:
Insurance companies, banks and trusts	710,986	0	0	710,986
Industrial, consumer and all other	1,010,985	0	0	1,010,985

Total equity securities	1,721,971	0	0	1,721,971

Short-term investments	269,466	55,874	0	325,340

Total investments available-for-sale	1,991,437	5,487,100	0	7,478,537

Liabilities:
Derivative contracts	$0	$0	$25,228	$25,228

The following tables summarize changes in Level 3 liabilities measured at fair value on a recurring basis.

	Quarter Ended June 30,
(dollars in thousands)	2011		2010
Derivatives, Beginning of Period	$23,567		$26,625
Total losses included in:
Net income	1,029		1,772
Other comprehensive income (loss)	0		0
Transfers into Level 3	0		0
Transfers out of Level 3	0		0

Derivatives, End of Period	$24,596		$28,397

Net unrealized losses included in net income relating to liabilities held at June 30, 2011 and 2010	$1,029	(1)	$1,772	(1)

	Six Months Ended June 30,
(dollars in thousands)	2011		2010
Derivatives, Beginning of Period	$25,228		$26,968
Total (gains) losses included in:
Net income	(632)		1,429
Other comprehensive income	0		0
Transfers into Level 3	0		0
Transfers out of Level 3	0		0

Derivatives, End of Period	$24,596		$28,397

Net unrealized (gains) losses included in net income relating to liabilities held at June 30, 2011 and 2010	$(632	)(1)	$1,429	(1)

(1) Included in net investment income in the consolidated statements of income and comprehensive income (loss).

There were no transfers into or out of Level 1 and Level 2 during the quarter and six months ended June 30, 2011 and 2010. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2011 and 2010.

11. Acquisitions

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

Total consideration for these two acquisitions was $92.4 million. Since the Company consolidates its non-insurance operations on a one-month lag, the purchase price allocation for RetailData and Diamond Healthcare was completed in the first quarter of 2011. The purchase price was allocated to the acquired assets and liabilities of RetailData and Diamond Healthcare based on estimated fair value at the acquisition date. The Company recognized goodwill of $75.0 million, other intangible assets of $58.3 million and noncontrolling interests of $47.3 million in connection with the two acquisitions. At December 31, 2010, amounts related to the consideration paid to acquire RetailData and Diamond Healthcare were included in other assets on the consolidated balance sheet.

12. Recent Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, to address diversity in practice within the insurance industry regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance modifies the definition of the types of costs incurred by insurance companies that can be capitalized in the acquisition of new or renewal contracts. This guidance specifies that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be capitalized. ASU No. 2010-26 becomes effective for the Company beginning January 1, 2012, and would allow, but not require, retrospective application. The Company is currently evaluating ASU No. 2010-26 to determine the impact that adopting this standard will have on its consolidated financial statements.

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

We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, the reinsurance allowance for doubtful accounts and income tax liabilities, as well as analyzing the recoverability of deferred tax assets, assessing goodwill and intangible assets for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

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

Our Excess and Surplus Lines segment writes property and casualty insurance outside of the standard market for hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. Our Excess and Surplus Lines segment is comprised of five regions, and each regional office is responsible for serving the wholesale producers located in its region. Our regional teams focus on customer service and marketing, underwriting and distributing our insurance solutions and provide customers easy access to the majority of our products.

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

Our non-insurance operations are comprised of a diverse portfolio of companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment, laminated furniture products and food processing equipment, an owner and operator of manufactured housing communities, a real estate investment fund manager, a retail intelligence services company and a company that manages behavioral health programs.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Underwriting loss	$(13,327)	$(13,653)	$(66,894)	$(18,356)
Net investment income	64,253	64,384	134,352	132,786
Net realized investment gains (losses)	1,344	(2,429)	12,584	13,314
Other revenues	91,370	36,771	168,514	77,210
Amortization of intangible assets	(5,555)	(3,856)	(11,563)	(7,814)
Other expenses	(79,473)	(32,969)	(147,968)	(68,366)
Interest expense	(21,898)	(18,334)	(40,860)	(36,293)
Income tax expense	(5,065)	(8,997)	(6,655)	(28,358)
Net income attributable to noncontrolling interests	(1,335)	(86)	(2,924)	(723)

Net income to shareholders	$30,314	$20,831	$38,586	$63,400

Net income to shareholders for the quarter ended June 30, 2011 increased due in part to improved results from our non-insurance operations and having a lower estimated effective tax rate compared to the same period of 2010. Net income to shareholders for the six months ended June 30, 2011 decreased primarily due to a deterioration in underwriting results, which resulted from higher losses on catastrophes, compared to the same period of 2010. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Gross premium volume	$597,193	$516,354	$1,187,976	$1,006,538
Net written premiums	$530,688	$454,229	$1,049,700	$900,731
Net retention	89%	88%	88%	89%
Earned premiums	$490,201	$416,688	$953,312	$828,823
Losses and loss adjustment expenses	$306,683	$251,235	$621,011	$511,405
Underwriting, acquisition and insurance expenses	$196,845	$179,106	$399,195	$335,774
Underwriting loss	$(13,327)	$(13,653)	$(66,894)	$(18,356)

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	92%	96%	88%	96%
Specialty Admitted	107%	97%	106%	101%
London Insurance Market	110%	115%	130%	112%
Other Insurance (Discontinued Lines)	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	103%	103%	107%	102%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 103% and 107%, respectively, for the quarter and six months ended June 30, 2011 compared to 103% and 102%, respectively, for the same periods in 2010. The combined ratio for the second quarter of 2011 included $30.4 million, or six points, of underwriting loss related to U.S. storms and additional losses from the Japanese earthquake and subsequent tsunami (Japanese catastrophe) that occurred during the first quarter. The combined ratio for the six months ended June 30, 2011 included $99.0 million, or 10 points, of underwriting loss related to the U.S. storms, Australian floods, New Zealand earthquake and Japanese catastrophe. The combined ratio for the six months ended June 30, 2010 included $17.0 million, or two points, of underwriting loss related to the Chilean earthquake. Excluding the effects of these catastrophe losses, our combined ratio in both periods of 2011 improved due to more favorable development of prior years’ loss reserves compared to the same periods of 2010.

The combined ratio for the Excess and Surplus Lines segment was 92% and 88%, respectively, for the quarter and six months ended June 30, 2011 compared to 96% for both periods of 2010. The combined ratio for both the quarter and six months ended June 30, 2011 decreased due to greater favorable development of prior years’ loss reserves, which was partially offset by a higher current accident year loss ratio and a higher expense ratio. For the quarter and six months ended June 30, 2011, the increase in the current accident year loss ratio was primarily due to $9.8 million, or five points and three points, respectively, of losses from U.S. storms that occurred during the second quarter. The Excess and Surplus Lines segment’s combined ratio for the quarter and six months ended June 30, 2011 included $52.6 million and $109.4 million, respectively, of favorable development on prior years’ loss reserves compared to $26.5 million and $50.7 million of favorable development for the same periods in 2010. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2011 and 2010 were most significant on our professional and products liability programs. The favorable development on prior years’ loss reserves during the quarter and six months ended June 30, 2010 was partially offset by $20.3 million and $34.1 million, respectively, of adverse development on an errors and omissions program for mortgage servicing companies. In the first quarter of 2011, we resolved a significant portion of our outstanding liabilities associated with this program and, as a result, reduced prior years’ loss reserves by $15.8 million. The higher expense ratio for both the quarter and six months ended June 30, 2011 was due in part to a decline in earned premiums.

The combined ratio for the Specialty Admitted segment was 107% and 106%, respectively, for the quarter and six months ended June 30, 2011 compared to 97% and 101%, respectively for the same periods of 2010. For the quarter ended June 30, 2011, the increase in the combined ratio was due to a higher current accident year loss ratio and less favorable development on prior years’ loss reserves, which were partially offset by a lower expense ratio. For the six months ended June 30, 2011, the increase in the combined ratio was primarily due to a higher current accident year loss ratio, which was partially offset by a lower expense ratio. For the quarter and six months ended June 30, 2011, the increase in the current accident year loss ratio was due in part to $3.4 million, or three points and one point, respectively, of losses from U.S. storms that occurred during the second quarter. The increase in the current accident year loss ratio for both periods of 2011 was also due in part to the inclusion of our FirstComp workers’ compensation operations in the Specialty Admitted segment. The Specialty Admitted segment’s combined ratio for the quarter and six months ended June 30, 2011 included $1.8 million and $2.0 million, respectively, of favorable development on prior years’ loss reserves compared to $4.6 million and $0.9 million of favorable development for the same periods in 2010. The expense ratio for both the quarter and six months ended June 30, 2011 decreased primarily due to the inclusion of our FirstComp workers’ compensation operations, which increased earned premiums in both periods of 2011. For the six months ended June 30, 2010, the expense ratio benefitted from a $4.0 million anticipated recovery under our corporate insurance program.

Beginning in the fourth quarter of 2010, the Specialty Admitted segment’s results included our FirstComp workers’ compensation operations. FirstComp produces business for certain of our insurance companies and also acts as a managing general agent producing business for the benefit of unaffiliated insurance companies. For the quarter and six months ended June 30, 2011, the Specialty Admitted segment included a loss of $8.6 million and $15.0 million, respectively, from our FirstComp operations. The workers’ compensation insurance market continues to be adversely impacted by high rates of unemployment, unfavorable economic conditions and a challenging pricing environment.

The combined ratio for the London Insurance Market segment was 110% for the quarter ended June 30, 2011 compared to 115% for the same period of 2010. The combined ratio for the second quarter of 2011 included $17.0 million, or 10 points, of underwriting loss related to U.S. storms and additional losses from the Japanese catastrophe that occurred during the first quarter. The London Insurance Market segment’s combined ratio for the quarter ended June 30, 2011 also included $10.0 million, or six points, of underwriting loss related to two large losses in the Marine and Energy division. The combined ratio for the quarter ended June 30, 2010 included $15.7 million, or 12 points, of underwriting loss in the Marine and Energy division related to the Deepwater Horizon drilling rig explosion. The London Insurance Market segment’s combined ratio for the quarter ended June 30, 2011 included $22.6 million of favorable development on prior years’ loss reserves compared to $10.1 million of favorable development for the same period of 2010. The loss reserve redundancies for the quarter ended June 30, 2010 were partially offset by $28.8 million of adverse loss reserve development on prior year’s loss reserves in the Professional and Financial Risks division related to medical malpractice coverage for Italian hospitals and professional indemnity coverage for construction professionals in Australia.

The combined ratio for the London Insurance Market segment was 130% for the six months ended June 30, 2011 compared to 112% for the same period of 2010. The combined ratio for the six months ended June 30, 2011 included $84.0 million, or 25 points, of underwriting loss related to the Australian floods, the New Zealand earthquake and the Japanese catastrophe that occurred during the first quarter and the U.S. storms that occurred during the second quarter. The London Insurance Market segment’s combined ratio for the six months ended June 30, 2011 also included $23.0 million, or seven points, of underwriting loss related to two large losses in the Marine and Energy division. The combined ratio for the six months ended June 30, 2010 included $17.0 million, or six points, of underwriting loss related to the Chilean earthquake and $15.7 million, or six points, of underwriting loss in the Marine and Energy division related to the Deepwater Horizon drilling rig explosion. In both 2010 and 2011, we experienced large losses in the Marine and Energy division where we have increased our premium writings given favorable pricing conditions. The London Insurance Market segment’s combined ratio for the six months ended June 30, 2011 included $35.2 million of favorable development on prior years’ loss reserves compared to $25.9 million of favorable development for the same period of 2010.

The estimated net losses on the catastrophes that occurred during the first six months of 2011 represent our best estimate of losses based upon the most current information available. We have used various loss estimation techniques to develop these reserves, including reviews of modeled loss estimates that factor in third party industry loss estimates, detailed policy level reviews and direct contact with insureds and brokers. However, reported losses and information on potential losses have come in slowly given the magnitude of each of these losses. Due to the uncertainty associated with these events, we believe our loss estimates may have a high degree of volatility. While we believe our reserves for the catastrophes experienced during the first six months of 2011 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

The following tables summarize, by segment, the impact of significant losses, including catastrophes, on our underwriting profit (loss).

Quarter Ended June 30, 2011
(dollars in millions)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Consolidated
Net losses on catastrophes:
U.S. storms	$9.8	$3.4	$10.0	$23.2
Japanese earthquake and tsunami	—	0.2	6.6	6.8
Additional reinsurance costs(1)	—	—	0.4	0.4

	9.8	3.6	17.0	30.4

Other significant net losses:
Marine and energy	—	—	7.5	7.5
Additional reinsurance costs(1)	—	—	2.5	2.5

	—	—	10.0	10.0

Total	$9.8	$3.6	$27.0	$40.4

Six Months Ended June 30, 2011
(dollars in millions)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Consolidated
Net losses on catastrophes:
Japanese earthquake and tsunami	$1.2	$0.6	$38.2	$40.0
U.S. storms	9.8	3.4	10.0	23.2
New Zealand earthquake	—	—	21.0	21.0
Australian floods	—	—	11.0	11.0
Additional reinsurance costs(1)	—	—	3.8	3.8

	11.0	4.0	84.0	99.0

Other significant net losses:
Marine and energy	—	—	15.0	15.0
Additional reinsurance costs(1)	—	—	8.0	8.0

	—	—	23.0	23.0

Total	$11.0	$4.0	$107.0	$122.0

(1)	Additional reinsurance costs decreased both net written and net earned premiums and relate to reinstatement premiums on reinsurance treaties.

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $0.7 million and an underwriting profit of $4.1 million for the quarter and six months ended June 30, 2011, respectively, compared to underwriting losses of $4.5 million and $2.4 million for the same periods of 2010.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
Quarter Ended June 30,			Six Months Ended June 30,
2011	2010	(dollars in thousands)	2011	2010
$225,979	$242,644	Excess and Surplus Lines	$427,350	$454,327
143,530	86,513	Specialty Admitted	277,851	156,846
227,682	187,154	London Insurance Market	482,683	395,322
2	43	Other Insurance (Discontinued Lines)	92	43

$597,193	$516,354	Total	$1,187,976	$1,006,538

Gross premium volume for the quarter and six months ended June 30, 2011 increased 16% and 18%, respectively, compared to the same periods of 2010. For the quarter and six months ended June 30, 2011, the Specialty Admitted segment included $51.7 million and $110.0 million, respectively, of gross premium volume from FirstComp. The increase in gross premium volume in 2011 also was attributable to higher gross premium volume in the London Insurance Market segment due in part to an increase in premiums written by Elliott Special Risks, which has been converted from a managing general agent operation to a risk bearing insurance division. Gross premium volume in the London Insurance Market segment also benefitted from offering higher policy limits and an improved pricing environment in the Marine and Energy division. Gross premium volume in the Excess and Surplus Lines segment decreased in both periods of 2011 compared to the same periods of 2010 due to a reduction in written premiums on two specialized insurance programs. Excluding these two programs, gross premium volume in the Excess and Surplus Lines segment has experienced modest growth during the first six months of 2011. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the quarter and six months ended June 30, 2011.

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

Net Written Premiums
Quarter Ended June 30,			Six Months Ended June 30,
2011	2010	(dollars in thousands)	2011	2010
$194,048	$217,207	Excess and Surplus Lines	$369,585	$410,536
136,292	80,565	Specialty Admitted	263,531	143,678
200,472	156,416	London Insurance Market	416,611	346,474
(124)	41	Other Insurance (Discontinued Lines)	(27)	43

$530,688	$454,229	Total	$1,049,700	$900,731

Net retention of gross premium volume for the quarter and six months ended June 30, 2011 was 89% and 88%, respectively, compared to 88% and 89% for the same periods of 2010. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
Quarter Ended June 30,			Six Months Ended June 30,
2011	2010	(dollars in thousands)	2011	2010
$187,206	$210,270	Excess and Surplus Lines	$368,263	$414,165
131,364	75,563	Specialty Admitted	253,840	147,604
171,754	130,814	London Insurance Market	331,237	267,011
(123)	41	Other Insurance (Discontinued Lines)	(28)	43

$490,201	$416,688	Total	$953,312	$828,823

Earned premiums for the quarter and six months ended June 30, 2011 increased 18% and 15%, respectively, compared to the same periods in 2010. For the quarter and six months ended June 30, 2011, the Specialty Admitted segment included $48.6 million and $92.4 million, respectively of earned premiums from FirstComp. The increase in earned premiums in 2011 also was due to higher earned premiums in the London Insurance Market segment, which was primarily a result of higher gross premium volume. The decrease in earned premiums in the Excess and Surplus Lines segment was primarily a result of lower gross premium volume. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the quarter and six months ended June 30, 2011.

Investing Results

Net investment income for the second quarter of 2011 was $64.3 million compared to $64.4 million for the second quarter of 2010. Net investment income was $134.4 million for the six months ended June 30, 2011 and $132.8 million for the six months ended June 30, 2010. For the quarter ended June 30, 2011, net investment income included an adverse change in the fair value of our credit default swap of $1.0 million compared to $1.8 million for the same period of 2010. For the six months ended June 30, 2011, net investment income included a favorable change in the fair value of our credit default swap of $0.6 million compared to an adverse change in the fair value of our credit default swap of $1.4 million for the same period of 2010.

Net realized investment gains for the second quarter of 2011 were $1.3 million compared to net realized investment losses of $2.4 million for the same period of 2010. For the six months ended June 30, 2011, net realized investment gains were $12.6 million compared to $13.3 million for the same period of 2010. Net realized investment gains for the quarter and six months ended June 30, 2011 included $4.9 million of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment losses for the second quarter of 2010 included $3.9 million of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment gains for the six months ended June 30, 2010 included $6.3 million of write downs for other-than-temporary declines in the estimated fair value of investments.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At June 30, 2011, we held securities with gross unrealized losses of $27.5 million, or less than 1% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at June 30, 2011. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations, which are referred to collectively as Markel Ventures, include the results of AMF Bakery Systems, ParkLand Ventures, Inc., Panel Specialists, Inc., Ellicott Dredge Enterprises, LLC, Solbern, Inc., Markel Eagle Partners, LLC, RD Holdings, LLC and Diamond Healthcare Corporation. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. Revenues from our non-insurance operations were $79.0 million and $147.0 million for the quarter and six months ended June 30, 2011, respectively, compared to $35.0 million and $72.3 million for the same periods of 2010. Net income to shareholders from our non-insurance operations were $2.4 million and $4.7 million for the quarter and six months ended June 30, 2011, respectively, compared to $0.7 million and $1.7 million for the same periods of 2010. Revenues and net income to shareholders from our non-insurance operations increased for the quarter and six months ended June 30, 2011 compared to the same periods of 2010 primarily due to our acquisitions of RD Holdings, LLC and Diamond Healthcare Corporation in late 2010.

Interest Expense and Income Taxes

Interest expense for the second quarter of 2011 increased to $21.9 million from $18.3 million in the same period of 2010. Interest expense for the six months ended June 30, 2011 increased to $40.9 million from $36.3 million in the same period of 2010. For both periods of 2011, the increase compared to the same periods of 2010 was due in part to our $250 million issuance of 5.35% unsecured senior notes in June 2011.

The estimated annual effective tax rate was 14% and 31% as of June 30, 2011 and 2010, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate was primarily due to having lower estimated income before income taxes in 2011 compared to 2010.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $96.0 million for the second quarter of 2011 compared to comprehensive loss to shareholders of $33.9 million for the same period of 2010. Comprehensive income to shareholders for the second quarter of 2011 included an increase in net unrealized gains on investments, net of taxes, of $65.2 million and net income to shareholders of $30.3 million. Comprehensive loss to shareholders for the second quarter of 2010 included a decrease in net unrealized gains on investments, net of taxes, of $52.9 million and net income to shareholders of $20.8 million. For the six months ended June 30, 2011, comprehensive income to shareholders was $120.8 million compared to $100.6 million for the same period in 2010. Comprehensive income to shareholders for the six months ended June 30, 2011 included an increase in net unrealized gains on investments, net of taxes, of $78.9 million and net income to shareholders of $38.6 million. Comprehensive income to shareholders for the six months ended June 30, 2010 included an increase in net unrealized gains on investments, net of taxes, of $34.8 million and net income to shareholders of $63.4 million.

Financial Condition

Invested assets were $8.7 billion at June 30, 2011 compared to $8.2 billion at December 31, 2010. Net unrealized gains on investments, net of taxes, were $660.2 million at June 30, 2011 compared to $581.3 million at December 31, 2010. Equity securities were $1.8 billion, or 21% of invested assets, at June 30, 2011 compared to $1.7 billion, or 21% of invested assets, at December 31, 2010.

Net cash provided by operating activities was $100.3 million for the six months ended June 30, 2011 compared to $63.6 million for the same period of 2010. The increase in net cash provided by operating activities was primarily due to higher cash flows from underwriting activities in the London Insurance Market segment.

Net cash used by investing activities was $310.6 million for the six months ended June 30, 2011 compared to $209.3 million for the same period of 2010. During the first six months of 2011, we increased our holdings of short-term investments and cash and cash equivalents and purchased less fixed maturities and equity securities compared to the same period of 2010. In the current market environment, we have chosen to take a more defensive posture, earning slightly lower investment yields in order to maintain a high level of liquidity and have flexibility in how we allocate capital. We also are planning for increased claims settlement activity resulting from the higher than expected amount of catastrophe losses incurred during 2011.

Net cash provided by financing activities was $227.8 million for the six months ended June 30, 2011 compared to net cash used by financing activities of $9.4 million for the same period of 2010. On June 1, 2011, we issued $250 million of 5.35% unsecured senior notes due June 1, 2021. Net proceeds were $247.9 million, which will be used for general corporate purposes, including acquisitions. In addition, proceeds may be used to repay other of our outstanding debt. Cash of $13.5 million and $24.3 million was used to repurchase shares of our common stock during the first six months of 2011 and 2010, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 27% at June 30, 2011 and 24% at December 31, 2010. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond quickly when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $1,046.3 million and $885.6 million of invested assets at June 30, 2011 and December 31, 2010, respectively.

Shareholders’ equity was $3.3 billion at June 30, 2011 and $3.2 billion at December 31, 2010. Book value per share increased to $338.66 at June 30, 2011 from $326.36 at December 31, 2010 primarily due to $120.8 million of comprehensive income to shareholders for the six months ended June 30, 2011.

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

During the six months ended June 30, 2011, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. General concern exists about the growing number of municipalities experiencing financial difficulties in light of the adverse economic conditions experienced over the past several years. We manage the exposure to credit risk in our municipal bond portfolio by investing in high quality securities and by diversifying our holdings, which are typically either general obligation or revenue bonds related to essential products and services.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 94% rated “A” or better by at least one nationally recognized rating organization.

Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2011, approximately 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at June 30, 2011 was $8.7 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities. At December 31, 2010, the estimated fair value of our investment portfolio was $8.2 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities.

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

There were no changes in our internal control over financial reporting during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

economic conditions, actual or potential defaults in sovereign debt obligations, volatility in interest and foreign currency exchange rates and changes in market value of concentrated investments can have a significant impact on the fair value of fixed maturities and equity securities, as well as the carrying value of other assets and liabilities, and this impact may be heightened by market volatility;

•

economic conditions, changes in government support for education, healthcare and infrastructure projects and foreign currency exchange rates, among other factors, may adversely affect the markets served by our non-insurance operations and negatively impact their revenues and profitability;

•

we have substantial investments in municipal bonds (approximately $2.8 billion at June 30, 2011) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

•

we cannot predict the extent and duration of the current economic slowdown; the effects of government actions to address the U.S. federal deficit and debt ceiling issues; the continuing effects of government intervention into the markets to address the financial crisis of 2008 and 2009 (including, among other things, the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder); and their combined impact on our industry, business and investment portfolio;

•	we cannot predict the impact of U.S. health care reform legislation and regulations under that legislation on our business;

•	our system and business process initiatives may take longer to implement and cost more than we anticipate and may not achieve all of our objectives;

•	we have recently completed a number of acquisitions and may engage in additional acquisition activity in the future, which may increase operational and control risks for a period of time;

•	loss of services of any executive officers could impact our operations; and

•	adverse changes in our assigned financial strength or debt ratings could impact our ability to attract and retain business or obtain capital.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended June 30, 2011.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2011 through April 30, 2011	0	0	0	$197,205

May 1, 2011 through May 31, 2011	13,460	$406.44	13,460	$191,734

June 1, 2011 through June 30, 2011	18,400	$406.99	18,400	$184,246

Total	31,860	$406.76	31,860	$184,246

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of August 2011.

Markel Corporation

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chief Executive Officer and Chairman of the Board of Directors

By	/s/ Anne G. Waleski
Anne G. Waleski
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Number	Description

3(i)	Amended and Restated Articles of Incorporation (3.1)a

3(ii)	Bylaws, as amended (3.1)b

4.1	Form of Credit Agreement dated as of June 9, 2010 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4(i))c

4.2	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)d

4.3	Form of Second Supplemental Indenture dated as of February 25, 2003 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.1)e

4.4	Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)f

4.5	Form of Fourth Supplemental Indenture dated as of August 22, 2006 between Markel Corporation and J.P. Morgan Trust Company, National Association (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)g

4.6	Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)h

4.7	Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)i

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2011 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Form of May 2011 Restricted Stock Unit Award Agreement for Anne Waleski (10.1)a

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101	The following consolidated financial statements from Markel Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 13, 2011.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 14, 2010.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2010.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on June 5, 2001.
e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on February 25, 2003.
f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 11, 2004.
g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 17, 2006.
h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on September 21, 2009.
i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 31, 2011.
*	Filed with this report.