Form 10-Q
period 2011-09-30
MARKEL CORP
filed 2011-11-07
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15811

MARKEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock outstanding at October 28, 2011: 9,617,991

Markel Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,223,979 in 2011 and $5,256,980 in 2010)	$5,576,584	$5,431,226
Equity securities (cost of $1,092,662 in 2011 and $996,088 in 2010)	1,609,199	1,721,971
Short-term investments (estimated fair value approximates cost)	491,756	325,340

Total Investments	7,677,539	7,478,537

Cash and cash equivalents	920,193	745,259
Receivables	364,483	318,507
Reinsurance recoverable on unpaid losses	803,574	798,090
Reinsurance recoverable on paid losses	44,247	70,568
Deferred policy acquisition costs	206,534	188,783
Prepaid reinsurance premiums	102,138	80,293
Goodwill and intangible assets	769,685	641,733
Other assets	483,361	503,819

Total Assets	$11,371,754	$10,825,589

LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,463,082	$5,398,406
Unearned premiums	969,628	839,537
Payables to insurance companies	83,401	50,715
Senior long-term debt and other debt (estimated fair value of $1,364,000 in 2011 and $1,086,000 in 2010)	1,271,810	1,015,947
Other liabilities	305,741	333,292

Total Liabilities	8,093,662	7,637,897

Commitments and contingencies
Shareholders’ equity:
Common stock	890,393	884,457
Retained earnings	1,794,387	1,735,973
Accumulated other comprehensive income	527,400	551,093

Total Shareholders’ Equity	3,212,180	3,171,523
Noncontrolling interests	65,912	16,169

Total Equity	3,278,092	3,187,692

Total Liabilities and Equity	$11,371,754	$10,825,589

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$509,203	$435,355	$1,462,515	$1,264,178
Net investment income	62,199	68,652	196,551	201,438
Net realized investment gains:
Other-than-temporary impairment losses	(9,846)	0	(11,553)	(5,701)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	(138)	0	(3,306)	(563)

Other-than-temporary impairment losses recognized in net income	(9,984)	0	(14,859)	(6,264)
Net realized investment gains, excluding other-than-temporary impairment losses	22,823	8,782	40,282	28,360

Net realized investment gains	12,839	8,782	25,423	22,096
Other revenues	91,847	48,565	260,361	125,775

Total Operating Revenues	676,088	561,354	1,944,850	1,613,487

OPERATING EXPENSES
Losses and loss adjustment expenses	306,632	224,840	927,643	736,245
Underwriting, acquisition and insurance expenses	202,316	181,640	601,511	517,414
Amortization of intangible assets	6,023	3,903	17,586	11,717
Other expenses	70,302	41,074	218,270	109,440

Total Operating Expenses	585,273	451,457	1,765,010	1,374,816

Operating Income	90,815	109,897	179,840	238,671

Interest expense	23,656	18,598	64,516	54,891

Income Before Income Taxes	67,159	91,299	115,324	183,780
Income tax expense	12,490	28,142	19,145	56,500

Net Income	$54,669	$63,157	$96,179	$127,280
Net income (loss) attributable to noncontrolling interests	1,405	(93)	4,329	630

Net Income to Shareholders	$53,264	$63,250	$91,850	$126,650

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$(90,330)	$167,638	$(5,606)	$215,152
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	189	(295)	1,657	606
Reclassification adjustments for net gains included in net income	(7,995)	(5,744)	(15,286)	(19,383)

Change in net unrealized gains on investments, net of taxes	(98,136)	161,599	(19,235)	196,375
Change in foreign currency translation adjustments, net of taxes	(8,133)	129	(5,538)	2,089
Change in net actuarial pension loss, net of taxes	379	350	1,080	1,036

Total Other Comprehensive Income (Loss)	(105,890)	162,078	(23,693)	199,500

Comprehensive Income (Loss)	$(51,221)	$225,235	$72,486	$326,780
Comprehensive income (loss) attributable to noncontrolling interests	1,405	(93)	4,329	816

Comprehensive Income (Loss) to Shareholders	$(52,626)	$225,328	$68,157	$325,964

NET INCOME PER SHARE
Basic	$5.50	$6.49	$9.46	$12.94
Diluted	$5.48	$6.48	$9.42	$12.93

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	(dollars in thousands)

December 31, 2009	$872,876	$1,514,398	$387,086	$2,774,360	$17,354	$2,791,714
Net income	0	126,650	0	126,650	630	127,280
Change in net unrealized gains on investments, net of taxes	0	0	196,375	196,375	0	196,375
Change in foreign currency translation adjustments, net of taxes	0	0	1,903	1,903	186	2,089
Change in net actuarial pension loss, net of taxes	0	0	1,036	1,036	0	1,036

Comprehensive income				325,964	816	326,780
Issuance of common stock	6,664	0	0	6,664	0	6,664
Repurchase of common stock	0	(42,080)	0	(42,080)	0	(42,080)
Restricted stock units expensed	1,257	0	0	1,257	0	1,257
Purchase of noncontrolling interest	(8,345)	0	237	(8,108)	(1,557)	(9,665)
Other	0	0	0	0	(510)	(510)

September 30, 2010	$872,452	$1,598,968	$586,637	$3,058,057	$16,103	$3,074,160

December 31, 2010	$884,457	$1,735,973	$551,093	$3,171,523	$16,169	$3,187,692
Net Income	0	91,850	0	91,850	4,329	96,179
Change in net unrealized gains on investments, net of taxes	0	0	(19,235)	(19,235)	0	(19,235)
Change in foreign currency translation adjustments, net of taxes	0	0	(5,538)	(5,538)	0	(5,538)
Change in net actuarial pension loss, net of taxes	0	0	1,080	1,080	0	1,080

Comprehensive income				68,157	4,329	72,486
Issuance of common stock	1,182	0	0	1,182	0	1,182
Repurchase of common stock	0	(33,436)	0	(33,436)	0	(33,436)
Restricted stock units expensed	4,606	0	0	4,606	0	4,606
Acquisitions	0	0	0	0	47,287	47,287
Other	148	0	0	148	(1,873)	(1,725)

September 30, 2011	$890,393	$1,794,387	$527,400	$3,212,180	$65,912	$3,278,092

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$96,179	$127,280
Adjustments to reconcile net income to net cash provided by operating activities	164,929	45,544

Net Cash Provided By Operating Activities	261,108	172,824

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	204,821	220,093
Proceeds from maturities, calls and prepayments of fixed maturities	255,951	266,290
Cost of fixed maturities and equity securities purchased	(526,058)	(767,331)
Net change in short-term investments	(168,057)	172,512
Additions to property and equipment	(43,511)	(28,748)
Acquisitions, net of cash acquired	(20,319)	(40,284)
Other	2,690	4,971

Net Cash Used By Investing Activities	(294,483)	(172,497)

FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	302,829	30,697
Repayments of senior long-term debt and other debt	(57,393)	(7,697)
Repurchases of common stock	(33,436)	(42,080)
Purchase of noncontrolling interests	0	(3,001)
Other	(1,184)	(11,548)

Net Cash Provided (Used) By Financing Activities	210,816	(33,629)

Effect of foreign currency rate changes on cash and cash equivalents	(2,507)	762

Increase (decrease) in cash and cash equivalents	174,934	(32,540)
Cash and cash equivalents at beginning of period	745,259	850,494

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$920,193	$817,954

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

The consolidated balance sheet as of September 30, 2011, the related consolidated statements of income and comprehensive income (loss) for the quarters and nine months ended September 30, 2011 and 2010, and the consolidated statements of changes in equity and cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2010 was derived from Markel Corporation’s audited annual consolidated financial statements.

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

ParkLand Ventures, Inc., a subsidiary of the Company, has formed subsidiaries for the purpose of acquiring and financing real estate (the real estate subsidiaries). The assets of the real estate subsidiaries, which are not material to the Company, are consolidated in accordance with U.S. GAAP but are not available to satisfy the debt and other obligations of the Company or any affiliates other than the real estate subsidiaries.

2. Net Income per Share

Net income per share was determined by dividing net income to shareholders by the applicable weighted average shares outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net income to shareholders	$53,264	$63,250	$91,850	$126,650

Basic common shares outstanding	9,680	9,748	9,706	9,785
Dilutive potential common shares	38	12	40	10

Diluted shares outstanding	9,718	9,760	9,746	9,795

Basic net income per share	$5.50	$6.49	$9.46	$12.94

Diluted net income per share	$5.48	$6.48	$9.42	$12.93

3. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended September 30,
(dollars in thousands)	2011		2010
	Written	Earned	Written	Earned
Direct	$501,687	$475,578	$444,099	$418,888
Assumed	82,948	86,134	77,492	63,890
Ceded	(59,957)	(52,509)	(54,436)	(47,423)

Net premiums	$524,678	$509,203	$467,155	$435,355

	Nine Months Ended September 30,
(dollars in thousands)	2011		2010
	Written	Earned	Written	Earned
Direct	$1,482,903	$1,383,678	$1,301,792	$1,238,911
Assumed	289,708	254,907	226,337	173,287
Ceded	(198,233)	(176,070)	(160,243)	(148,020)

Net premiums	$1,574,378	$1,462,515	$1,367,886	$1,264,178

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $42.9 million and $24.1 million, respectively, for the quarters ended September 30, 2011 and 2010 and $136.7 million and $87.9 million, respectively, for the nine months ended September 30, 2011 and 2010. The nine months ended September 30, 2011 included $38.4 million of estimated reinsurance recoverables related to losses on natural catastrophes and $26.4 million of estimated reinsurance recoverables related to two large losses in the Marine and Energy division of the London Insurance Market segment. The nine months ended September 30, 2010 included $43.2 million of estimated reinsurance recoverables related to the Deepwater Horizon drilling rig explosion.

4. Investments

a) The following tables summarize the Company’s available-for-sale investments.

	September 30, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$284,438	$23,733	$(12)	$0	$308,159
Obligations of states, municipalities and political subdivisions	2,743,359	176,163	(1,359)	0	2,918,163
Foreign governments	683,747	56,616	0	0	740,363
Residential mortgage-backed securities	392,534	31,355	(13)	(5,922)	417,954
Asset-backed securities	16,723	837	(8)	0	17,552
Public utilities	70,482	5,625	0	0	76,107
All other corporate bonds	1,032,696	74,636	(2,328)	(6,718)	1,098,286

Total fixed maturities	5,223,979	368,965	(3,720)	(12,640)	5,576,584
Equity securities:
Insurance companies, banks and trusts	371,004	250,441	(9,050)	0	612,395
Industrial, consumer and all other	721,658	284,859	(9,713)	0	996,804

Total equity securities	1,092,662	535,300	(18,763)	0	1,609,199
Short-term investments	491,730	27	(1)	0	491,756

Investments, available-for-sale	$6,808,371	$904,292	$(22,484)	$(12,640)	$7,677,539

	December 31, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$300,555	$20,832	$(49)	$0	$321,338
Obligations of states, municipalities and political subdivisions	2,767,169	61,620	(29,450)	0	2,799,339
Foreign governments	550,755	24,662	(2,599)	0	572,818
Residential mortgage-backed securities	409,415	29,664	(1,738)	(11,778)	425,563
Asset-backed securities	21,704	1,052	0	0	22,756
Public utilities	95,770	6,674	0	0	102,444
Convertible bonds	16,725	0	0	0	16,725
All other corporate bonds	1,094,887	83,752	(603)	(7,793)	1,170,243

Total fixed maturities	5,256,980	228,256	(34,439)	(19,571)	5,431,226
Equity securities:
Insurance companies, banks and trusts	388,848	323,634	(1,496)	0	710,986
Industrial, consumer and all other	607,240	404,444	(699)	0	1,010,985

Total equity securities	996,088	728,078	(2,195)	0	1,721,971
Short-term investments	325,336	4	0	0	325,340

Investments, available-for-sale	$6,578,404	$956,338	$(36,634)	$(19,571)	$7,478,537

b)	The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2011
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$6,747	$(12)	$0	$0	$6,747	$(12)
Obligations of states, municipalities and political subdivisions	2,736	(1)	43,021	(1,358)	45,757	(1,359)
Residential mortgage-backed securities	3,893	(5,925)	2,241	(10)	6,134	(5,935)
Asset-backed securities	121	(1)	35	(7)	156	(8)
All other corporate bonds	47,893	(7,554)	8,141	(1,492)	56,034	(9,046)

Total fixed maturities	61,390	(13,493)	53,438	(2,867)	114,828	(16,360)
Equity securities:
Insurance companies, banks and trusts	56,755	(9,050)	0	0	56,755	(9,050)
Industrial, consumer and all other	117,382	(8,591)	12,283	(1,122)	129,665	(9,713)

Total equity securities	174,137	(17,641)	12,283	(1,122)	186,420	(18,763)
Short-term investments	89,999	(1)	0	0	89,999	(1)

Total	$325,526	$(31,135)	$65,721	$(3,989)	$391,247	$(35,124)

At September 30, 2011, the Company held 105 securities with a total estimated fair value of $391.2 million and gross unrealized losses of $35.1 million. Of these 105 securities, 31 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $65.7 million and gross unrealized losses of $4.0 million. Of these securities, 30 were fixed maturities and one was an equity security. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

c) The amortized cost and estimated fair value of fixed maturities at September 30, 2011 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$213,328	$216,747
Due after one year through five years	1,179,686	1,254,046
Due after five years through ten years	1,835,956	1,979,274
Due after ten years	1,585,752	1,691,011

	4,814,722	5,141,078

Residential mortgage-backed securities	392,534	417,954
Asset-backed securities	16,723	17,552

Total fixed maturities	$5,223,979	$5,576,584

d) The following tables summarize the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss).

	Quarter Ended September 30,
(dollars in thousands)	2011	2010
Cumulative credit loss, beginning balance	$15,167	$10,307

Additions:
Other-than-temporary impairment losses not previously recognized	875	0
Increases related to other-than-temporary impairment losses previously recognized	598	0

Total additions	1,473	0

Reductions:
Sales of fixed maturities on which credit losses were recognized	0	0

Cumulative credit loss, ending balance	$16,640	$10,307

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
Cumulative credit loss, beginning balance	$10,307	$9,141

Additions:
Other-than-temporary impairment losses not previously recognized	875	0
Increases related to other-than-temporary impairment losses previously recognized	5,473	1,185

Total additions	6,348	1,185

Reductions:
Sales of fixed maturities on which credit losses were recognized	(15)	(19)

Cumulative credit loss, ending balance	$16,640	$10,307

e) The following tables present net realized investment gains and the change in net unrealized gains on investments.

	Quarter Ended September 30,
(dollars in thousands)	2011	2010
Realized gains:
Sales of fixed maturities	$1,858	$2,083
Sales of equity securities	20,078	6,952
Other	940	0

Total realized gains	22,876	9,035

Realized losses:
Sales of fixed maturities	(53)	(103)
Other-than-temporary impairments	(9,984)	0
Other	0	(150)

Total realized losses	(10,037)	(253)

Net realized investment gains	$12,839	$8,782

Change in net unrealized gains on investments:
Fixed maturities	$113,936	$107,060
Equity securities	(262,264)	159,385
Short-term investments	1	(20)

Net increase (decrease)	$(148,327)	$266,425

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
Realized gains:
Sales of fixed maturities	$12,560	$15,469
Sales of equity securities	25,896	19,215
Other	2,459	1,966

Total realized gains	40,915	36,650

Realized losses:
Sales of fixed maturities	(633)	(678)
Other-than-temporary impairments	(14,859)	(6,264)
Other	0	(7,612)

Total realized losses	(15,492)	(14,554)

Net realized investment gains	$25,423	$22,096

Change in net unrealized gains on investments:
Fixed maturities	$178,359	$209,203
Equity securities	(209,346)	118,122
Short-term investments	22	(17)

Net increase (decrease)	$(30,965)	$327,308

f) The following tables present other-than-temporary impairment losses recognized in net income and included in net realized investment gains by investment type.

	Quarter Ended September 30,
(dollars in thousands)	2011	2010
Fixed maturities:
Residential mortgage-backed securities	$(1,473)	$0

Total fixed maturities	(1,473)	0
Equity securities:
Insurance companies, banks and trusts	(4,048)	0
Industrial, consumer and all other	(4,463)	0

Total equity securities	(8,511)	0

Total	$(9,984)	$0

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
Fixed maturities:
Residential mortgage-backed securities	$(6,348)	$(1,185)

Total fixed maturities	(6,348)	(1,185)
Equity securities:
Insurance companies, banks and trusts	(4,048)	(2,872)
Industrial, consumer and all other	(4,463)	(965)

Total equity securities	(8,511)	(3,837)

Other	0	(1,242)

Total	$(14,859)	$(6,264)

5. Senior Long-Term Debt and Other Debt

On June 1, 2011, the Company issued $250 million of 5.35% unsecured senior notes due June 1, 2021. Net proceeds to the Company were $247.9 million, which will be used for general corporate purposes, including acquisitions. In addition, proceeds may be used to repay other of the Company’s outstanding debt.

On September 23, 2011, the Company entered into an amended and restated revolving credit facility, which provides $150 million of capacity for working capital and other general corporate purposes. The capacity of the revolving credit facility may be increased to $300 million subject to certain terms and conditions. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.25% at September 30, 2011) on the unused portion of the facility based on the Company’s debt to equity leverage ratio as calculated under the agreement. At September 30, 2011, the Company had no borrowings outstanding under the facility. This facility replaced the Company’s previous $270 million revolving credit facility and expires in September 2015.

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

Quarter Ended September 30, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$236,639	$153,753	$194,210	$33	$0	$584,635
Net written premiums	200,658	147,169	176,829	22	0	524,678
Earned premiums	189,695	136,783	182,710	15	0	509,203
Losses and loss adjustment expenses:
Current accident year	(147,992)	(112,607)	(144,976)	0	0	(405,575)
Prior accident years	60,475	5,973	34,721	(2,226)	0	98,943
Underwriting, acquisition and insurance expenses	(81,563)	(51,695)	(69,731)	673	0	(202,316)

Underwriting profit (loss)	20,615	(21,546)	2,724	(1,538)	0	255

Net investment income	0	0	0	0	62,199	62,199
Net realized investment gains	0	0	0	0	12,839	12,839
Other revenues (insurance)	0	10,061	0	0	0	10,061
Other expenses (insurance)	0	(3,046)	47	0	0	(2,999)

Segment profit (loss)	$20,615	$(14,531)	$2,771	$(1,538)	$75,038	$82,355

Other revenues (non-insurance)						81,786
Other expenses (non-insurance)						(67,303)
Amortization of intangible assets						(6,023)
Interest expense						(23,656)

Income before income taxes						$67,159

U.S. GAAP combined ratio(1)	89%	116%	99%	NM (2)		100%

Quarter Ended September 30, 2010
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$238,622	$104,292	$178,677	$0	$0	$521,591
Net written premiums	208,299	98,521	160,120	215	0	467,155
Earned premiums	207,166	79,396	148,579	214	0	435,355
Losses and loss adjustment expenses:
Current accident year	(175,289)	(51,299)	(103,702)	0	0	(330,290)
Prior accident years	52,751	3,891	49,277	(469)	0	105,450
Underwriting, acquisition and insurance expenses	(89,986)	(31,931)	(59,585)	(138)	0	(181,640)

Underwriting profit (loss)	(5,358)	57	34,569	(393)	0	28,875

Net investment income	0	0	0	0	68,652	68,652
Net realized investment gains	0	0	0	0	8,782	8,782
Other revenues (insurance)	0	0	1,267	0	0	1,267
Other expenses (insurance)	0	0	(618)	0	0	(618)

Segment profit (loss)	$(5,358)	$57	$35,218	$(393)	$77,434	$106,958

Other revenues (non-insurance)						47,298
Other expenses (non-insurance)						(40,456)
Amortization of intangible assets						(3,903)
Interest expense						(18,598)

Income before income taxes						$91,299

U.S. GAAP combined ratio(1)	103%	100%	77%	NM (2)		93%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

Nine Months Ended September 30, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$663,989	$431,604	$676,893	$125	$0	$1,772,611
Net written premiums	570,243	410,700	593,440	(5)	0	1,574,378
Earned premiums	557,958	390,623	513,947	(13)	0	1,462,515
Losses and loss adjustment expenses:
Current accident year	(413,049)	(285,401)	(479,398)	0	0	(1,177,848)
Prior accident years	169,916	7,942	69,960	2,387	0	250,205
Underwriting, acquisition and insurance expenses	(250,415)	(148,957)	(202,291)	152	0	(601,511)

Underwriting profit (loss)	64,410	(35,793)	(97,782)	2,526	0	(66,639)

Net investment income	0	0	0	0	196,551	196,551
Net realized investment gains	0	0	0	0	25,423	25,423
Other revenues (insurance)	0	31,622	0	0	0	31,622
Other expenses (insurance)	0	(27,374)	0	0	0	(27,374)

Segment profit (loss)	$64,410	$(31,545)	$(97,782)	$2,526	$221,974	$159,583

Other revenues (non-insurance)						228,739
Other expenses (non-insurance)						(190,896)
Amortization of intangible assets						(17,586)
Interest expense						(64,516)

Income before income taxes						$115,324

U.S. GAAP combined ratio(1)	88%	109%	119%	NM (2)		105%

Nine Months Ended September 30, 2010
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$692,949	$261,138	$573,999	$43	$0	$1,528,129
Net written premiums	618,835	242,199	506,594	258	0	1,367,886
Earned premiums	621,331	227,000	415,590	257	0	1,264,178
Losses and loss adjustment expenses:
Current accident year	(452,774)	(143,097)	(320,890)	0	0	(916,761)
Prior accident years	103,453	4,803	75,160	(2,900)	0	180,516
Underwriting, acquisition and insurance expenses	(260,526)	(90,088)	(166,674)	(126)	0	(517,414)

Underwriting profit (loss)	11,484	(1,382)	3,186	(2,769)	0	10,519

Net investment income	0	0	0	0	201,438	201,438
Net realized investment gains	0	0	0	0	22,096	22,096
Other revenues (insurance)	0	0	6,182	0	0	6,182
Other expenses (insurance)	0	0	(5,482)	0	0	(5,482)

Segment profit (loss)	$11,484	$(1,382)	$3,886	$(2,769)	$223,534	$234,753

Other revenues (non-insurance)						119,593
Other expenses (non-insurance)						(103,958)
Amortization of intangible assets						(11,717)
Interest expense						(54,891)

Income before income taxes						$183,780

U.S. GAAP combined ratio(1)	98%	101%	99%	NM (2)		99%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b) The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	September 30, 2011	December 31, 2010
Segment Assets:
Investing	$8,572,794	$8,198,401
Underwriting	2,329,856	2,273,621

Total Segment Assets	$10,902,650	$10,472,022

Non-insurance operations	469,104	353,567

Total Assets	$11,371,754	$10,825,589

7. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both September 30, 2011 and December 31, 2010, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At September 30, 2011 and December 31, 2010, the credit default swap had a fair value of $27.9 million and $25.2 million, respectively. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. For the quarter and nine months ended September 30, 2011, net investment income included an adverse change in the fair value of our credit default swap of $3.3 million and $2.7 million, respectively. For the quarter and nine months ended September 30, 2010, net investment income included a favorable change in the fair value of the credit default swap of $1.4 million and less than $0.1 million, respectively.

The Company had no other material derivative instruments at September 30, 2011.

8. Employee Benefit Plans

a) Expenses relating to the Company’s defined contribution plans were $4.4 million and $12.9 million, respectively, for the quarter and nine months ended September 30, 2011 and $3.5 million and $10.1 million, respectively, for the same periods in 2010.

b) The following table presents the components of net periodic benefit cost for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Service cost	$341	$312	$1,024	$923
Interest cost	1,790	1,714	5,369	5,076
Expected return on plan assets	(2,474)	(2,176)	(7,421)	(6,443)
Amortization of net actuarial pension loss	480	486	1,440	1,439

Net periodic benefit cost	$137	$336	$412	$995

The Company contributed $6.5 million to the Terra Nova Pension Plan during the nine months ended September 30, 2011. The Company expects plan contributions to total $6.8 million in 2011.

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

	September 30, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$308,159	$0	$308,159
Obligations of states, municipalities and political subdivisions	0	2,918,163	0	2,918,163
Foreign governments	0	740,363	0	740,363
Residential mortgage-backed securities	0	417,954	0	417,954
Asset-backed securities	0	17,552	0	17,552
Public utilities	0	76,107	0	76,107
All other corporate bonds	0	1,098,286	0	1,098,286

Total fixed maturities	0	5,576,584	0	5,576,584

Equity securities:
Insurance companies, banks and trusts	612,395	0	0	612,395
Industrial, consumer and all other	996,804	0	0	996,804

Total equity securities	1,609,199	0	0	1,609,199

Short-term investments	428,681	63,075	0	491,756

Total investments available-for-sale	2,037,880	5,639,659	0	7,677,539

Liabilities:
Derivative contracts	$0	$0	$27,915	$27,915

	December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$321,338	$0	$321,338
Obligations of states, municipalities and political subdivisions	0	2,799,339	0	2,799,339
Foreign governments	0	572,818	0	572,818
Residential mortgage-backed securities	0	425,563	0	425,563
Asset-backed securities	0	22,756	0	22,756
Public utilities	0	102,444	0	102,444
Convertible bonds	0	16,725	0	16,725
All other corporate bonds	0	1,170,243	0	1,170,243

Total fixed maturities	0	5,431,226	0	5,431,226

Equity securities:
Insurance companies, banks and trusts	710,986	0	0	710,986
Industrial, consumer and all other	1,010,985	0	0	1,010,985

Total equity securities	1,721,971	0	0	1,721,971

Short-term investments	269,466	55,874	0	325,340

Total investments available-for-sale	1,991,437	5,487,100	0	7,478,537

Liabilities:
Derivative contracts	$0	$0	$25,228	$25,228

The following tables summarize changes in Level 3 liabilities measured at fair value on a recurring basis.

	Quarter Ended September 30,
(dollars in thousands)	2011		2010
Derivatives, Beginning of Period	$24,596		$28,397
Total (gains) losses included in:
Net income	3,319		(1,445)
Other comprehensive income (loss)	0		0
Transfers into Level 3	0		0
Transfers out of Level 3	0		0

Derivatives, End of Period	$27,915		$26,952

Net unrealized (gains) losses included in net income relating to liabilities held at September 30, 2011 and 2010	$3,319	(1)	$(1,445	) (1)

	Nine Months Ended September 30,
(dollars in thousands)	2011		2010
Derivatives, Beginning of Period	$25,228		$26,968
Total (gains) losses included in:
Net income	2,687		(16)
Other comprehensive income (loss)	0		0
Transfers into Level 3	0		0
Transfers out of Level 3	0		0

Derivatives, End of Period	$27,915		$26,952

Net unrealized (gains) losses included in net income relating to liabilities held at September 30, 2011 and 2010	$2,687	(1)	$(16	) (1)

(1)	Included in net investment income in the consolidated statements of income and comprehensive income (loss).

There were no transfers into or out of Level 1 and Level 2 during the quarters and nine months ended September 30, 2011 and 2010. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2011 and 2010.

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

On July 13, 2011, the Company acquired PartnerMD, LLC, a privately held company headquartered in Richmond, Virginia that provides concierge medical and executive health services. On September 6, 2011, the Company acquired Baking Technology Systems, Inc. (BAKE-TECH), a privately held company based in Tucker, Georgia that supplies ovens and other related equipment to high-speed bread and bun bakeries. On October 19, 2011, the Company acquired an 83% controlling interest in WI Holdings Inc. (Weldship), a privately held company based in Bethlehem, Pennsylvania that manufactures and leases high-pressure trailer tubes used by industrial, chemical and distribution companies to transport gas and liquids. Total consideration for these three acquisitions was $102.1 million. The Company recognized goodwill and other intangible assets of $14.4 million in connection with the PartnerMD, LLC acquisition. The purchase price allocation for BAKE-TECH and Weldship will be completed in the fourth quarter of 2011.

12. Recent Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, to address diversity in practice within the insurance industry regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance modifies the definition of the types of costs incurred by insurance companies that can be capitalized in the acquisition of new or renewal contracts. This guidance specifies that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be capitalized. ASU No. 2010-26 becomes effective for the Company beginning January 1, 2012, and would allow, but not require, retrospective application. The Company is currently evaluating ASU No. 2010-26 to determine the impact that adopting this standard will have on its consolidated financial statements. The Company expects to defer fewer costs upon adoption of this guidance.

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

Our Excess and Surplus Lines segment writes property and casualty insurance outside of the standard market for hard-to-place risks including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. Our Excess and Surplus Lines segment is comprised of five regions, and each regional office is responsible for serving the wholesale producers located in its region. Our regional teams focus on customer service and marketing, underwriting and distributing our insurance solutions and provide customers easy access to our products.

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

Our non-insurance operations are comprised of a diverse portfolio of companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment, laminated furniture products and food processing equipment, an owner and operator of manufactured housing communities, a real estate investment fund manager, a concierge medical and executive health services company, a retail intelligence services company and a company that manages behavioral health programs.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Underwriting profit (loss)	$255	$28,875	$(66,639)	$10,519
Net investment income	62,199	68,652	196,551	201,438
Net realized investment gains	12,839	8,782	25,423	22,096
Other revenues	91,847	48,565	260,361	125,775
Amortization of intangible assets	(6,023)	(3,903)	(17,586)	(11,717)
Other expenses	(70,302)	(41,074)	(218,270)	(109,440)
Interest expense	(23,656)	(18,598)	(64,516)	(54,891)
Income tax expense	(12,490)	(28,142)	(19,145)	(56,500)
Net (income) loss attributable to noncontrolling interests	(1,405)	93	(4,329)	(630)

Net income to shareholders	$53,264	$63,250	$91,850	$126,650

Net income to shareholders for the quarter and nine months ended September 30, 2011 decreased primarily due to a deterioration in underwriting results, which was partially offset by having a lower estimated effective tax rate, compared to the same periods of 2010. The deterioration in underwriting results for the quarter and nine months ended September 30, 2011 was due in part to higher losses on catastrophes. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Gross premium volume	$584,635	$521,591	$1,772,611	$1,528,129
Net written premiums	$524,678	$467,155	$1,574,378	$1,367,886
Net retention	90%	90%	89%	90%
Earned premiums	$509,203	$435,355	$1,462,515	$1,264,178
Losses and loss adjustment expenses	$306,632	$224,840	$927,643	$736,245
Underwriting, acquisition and insurance expenses	$202,316	$181,640	$601,511	$517,414
Underwriting profit (loss)	$255	$28,875	$(66,639)	$10,519

U.S. GAAP Combined Ratios(1)
Excess and Surplus Lines	89%	103%	88%	98%
Specialty Admitted	116%	100%	109%	101%
London Insurance Market	99%	77%	119%	99%
Other Insurance (Discontinued Lines)	NM (2)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	100%	93%	105%	99%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 100% and 105%, respectively, for the quarter and nine months ended September 30, 2011 compared to 93% and 99%, respectively, for the same periods of 2010. The combined ratio for the quarter and nine months ended September 30, 2011 included $34.0 million, or seven points, and $133.0 million, or nine points, respectively, of underwriting loss related to natural catastrophes. The 2011 underwriting loss related to natural catastrophes included losses from Hurricane Irene in the third quarter and losses from the U.S. storms, Japanese earthquake and tsunami, Australian floods and New Zealand earthquake that occurred during the first six months of 2011. The combined ratio for the nine months ended September 30, 2010 included $17.0 million, or one point, of underwriting loss related to the Chilean earthquake. The combined ratio for the quarter and nine months ended September 30, 2010 included $32.9 million, or eight points, and $71.9 million, or six points, respectively, of underwriting loss on two programs now in run-off that were exposed to losses associated with the adverse conditions in the residential mortgage market.

The combined ratio for the Excess and Surplus Lines segment was 89% and 88%, respectively, for the quarter and nine months ended September 30, 2011 compared to 103% and 98%, respectively, for the same periods of 2010. For the quarter ended September 30, 2011, the decrease in the combined ratio was due to a lower current accident year loss ratio and more favorable development on prior years’ loss reserves. For the nine months ended September 30, 2011, the decrease in the combined ratio was due to more favorable development on prior years’ loss reserves, which was partially offset by a higher expense ratio. The combined ratio for the quarter and nine months ended September 30, 2011 included $11.3 million, or six points, and $22.3 million, or four points, respectively, of underwriting loss related to natural catastrophes. The combined ratio for the quarter and nine months ended September 30, 2010 included $32.9 million, or 18 points, and $71.9 million, or 13 points, respectively, of underwriting loss on two programs now in run-off that were exposed to losses associated with the adverse conditions in the residential mortgage market. The Excess and Surplus Lines segment’s combined ratio for the quarter and nine months ended September 30, 2011 included $60.5 million and $169.9 million, respectively, of favorable development on prior years’ loss reserves compared to $52.8 million and $103.5 million of favorable development for the same periods in 2010. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2011 and 2010 were most significant on our professional and products liability and casualty programs. The favorable development on prior years’ loss reserves during the quarter and nine months ended September 30, 2010 was partially offset by $12.0 million and $46.1 million, respectively, of adverse development on an errors and omissions program for mortgage servicing companies, which is one of the two programs mentioned above now in run-off. In the first quarter of 2011, we resolved a significant portion of our outstanding liabilities associated with this program and, as a result, reduced prior years’ loss reserves by $15.8 million. The higher expense ratio for the nine months ended September 30, 2011 was due in part to a decline in earned premiums.

The combined ratio for the Specialty Admitted segment was 116% and 109%, respectively, for the quarter and nine months ended September 30, 2011 compared to 100% and 101%, respectively, for the same periods of 2010. The combined ratio for both the quarter and nine months ended September 30, 2011 increased due to a higher current accident year loss ratio, which was partially offset by a lower expense ratio. The combined ratio for the quarter and nine months ended September 30, 2011 included $5.6 million, or four points, and $9.6 million, or two points, respectively, of underwriting loss related to natural catastrophes. In addition to the impact of natural catastrophes, the higher current accident year loss ratio for both periods of 2011 was due in part to the impact of soft market conditions on pricing and a greater than expected incidence of high severity losses across several divisions at the Markel Specialty unit, including higher than expected loss frequency and severity on the accident and health liability class. The increase in the current accident year loss ratio for both periods of 2011 also was attributable to the inclusion of our FirstComp workers’ compensation operations in the Specialty Admitted segment. The Specialty Admitted segment’s combined ratio for the quarter and nine months ended September 30, 2011 included $6.0 million and $7.9 million, respectively, of favorable development on prior years’ loss reserves compared to $3.9 million and $4.8 million of favorable development for the same periods in 2010. The expense ratio for both the quarter and nine months ended September 30, 2011 decreased primarily due to the inclusion of our FirstComp workers’ compensation operations, which increased earned premiums in both periods of 2011.

Beginning in the fourth quarter of 2010, the Specialty Admitted segment’s results included our FirstComp workers’ compensation operations. FirstComp produces business for certain of our insurance companies and through June 30, 2011 also acted as a managing general agent producing business for the benefit of unaffiliated insurance companies. For the quarter and nine months ended September 30, 2011, the Specialty Admitted segment included a loss of $2.1 million and $17.1 million, respectively, from our FirstComp operations. The workers’ compensation insurance market continues to be adversely impacted by high rates of unemployment, unfavorable economic conditions and a challenging pricing environment.

The combined ratio for the London Insurance Market segment was 99% for the quarter ended September 30, 2011 compared to 77% for the same period of 2010. For the quarter ended September 30, 2011, the increase in the combined ratio was due to a higher current accident year loss ratio and less favorable development on prior years’ loss reserves. The combined ratio for the third quarter of 2011 included $17.1 million, or 10 points, of underwriting loss related to natural catastrophes. The London Insurance Market segment’s combined ratio for the quarter ended September 30, 2011 included $34.7 million of favorable development on prior years’ loss reserves compared to $49.3 million of favorable development for the same period of 2010.

The combined ratio for the London Insurance Market segment was 119% for the nine months ended September 30, 2011 compared to 99% for the same period of 2010. For the nine months ended September 30, 2011, the increase in the combined ratio was due to a higher current accident year loss ratio and less favorable development on prior years’ loss reserves. The combined ratio for the nine months ended September 30, 2011 included $101.1 million, or 20 points, of underwriting loss related to natural catastrophes. The London Insurance Market segment’s combined ratio for the nine months ended September 30, 2011 also included $22.7 million, or five points, of underwriting loss related to two large losses in the Marine and Energy division. The combined ratio for the nine months ended September 30, 2010 included $17.0 million, or four points, of underwriting loss related to the Chilean earthquake and $15.7 million, or four points, of underwriting loss in the Marine and Energy division related to the Deepwater Horizon drilling rig explosion. In both 2010 and 2011, we experienced large losses in the Marine and Energy division where we have increased our premium writings given favorable pricing conditions. The London Insurance Market segment’s combined ratio for the nine months ended September 30, 2011 included $70.0 million of favorable development on prior years’ loss reserves compared to $75.2 million of favorable development for the same period of 2010.

The estimated net losses on the catastrophes that occurred during the first nine months of 2011 represent our best estimate of losses based upon the most current information available. We have used various loss estimation techniques to develop these reserves, including reviews of modeled loss estimates that factor in third party industry loss estimates, detailed policy level reviews and direct contact with insureds and brokers. However, reported losses and information on potential losses have come in slowly given the magnitude of each of these losses. Due to the uncertainty associated with these events, we believe our loss estimates may have a high degree of volatility. While we believe our reserves for the catastrophes experienced during the first nine months of 2011 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

The following tables summarize, by segment, the impact of significant losses, including catastrophes, on our underwriting results.

	0000000	0000000	0000000	0000000
Quarter Ended September 30, 2011
(dollars in millions)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Consolidated
Net losses on catastrophes:
Hurricane Irene	$10.2	$5.4	$10.0	$25.6
U.S. storms	2.3	0.3	4.0	6.6
New Zealand earthquake	—	—	5.5	5.5
Australian floods	—	—	(1.0)	(1.0)
Japanese earthquake and tsunami	(1.2)	(0.1)	1.1	(0.2)
Reinsurance costs(1)	—	—	(2.5)	(2.5)

Total	$11.3	$5.6	$17.1	$34.0

	0000000	0000000	0000000	0000000
Nine Months Ended September 30, 2011
(dollars in millions)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Consolidated
Net losses on catastrophes:
Japanese earthquake and tsunami	$—	$0.5	$39.3	$39.8
U.S. storms	12.1	3.7	14.0	29.8
New Zealand earthquake	—	—	26.5	26.5
Hurricane Irene	10.2	5.4	10.0	25.6
Australian floods	—	—	10.0	10.0
Reinsurance costs(1)	—	—	1.3	1.3

	22.3	9.6	101.1	133.0

Other significant net losses:
Marine and energy	—	—	15.0	15.0
Reinsurance costs(1)	—	—	7.7	7.7

	—	—	22.7	22.7

Total	$22.3	$9.6	$123.8	$155.7

(1)	Adjustments related to estimated reinstatement premiums on reinsurance treaties that (increased) decreased net written and net earned premiums.

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $1.5 million and an underwriting profit of $2.5 million for the quarter and nine months ended September 30, 2011, respectively, compared to underwriting losses of $0.4 million and $2.8 million for the same periods of 2010. During the third quarter of each year, we complete an in-depth, actuarial review of our asbestos and environmental exposures. During our 2011 and 2010 reviews, we determined that no adjustment to loss reserves was required. Asbestos and environmental loss reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our asbestos and environmental reserves are not discounted to present value and are forecasted to pay out over the next 50 years. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
Quarter Ended September 30,			Nine Months Ended September 30,
2011	2010	(dollars in thousands)	2011	2010
$236,639	$238,622	Excess and Surplus Lines	$663,989	$692,949
153,753	104,292	Specialty Admitted	431,604	261,138
194,210	178,677	London Insurance Market	676,893	573,999
33	0	Other Insurance (Discontinued Lines)	125	43

$584,635	$521,591	Total	$1,772,611	$1,528,129

Gross premium volume for the quarter and nine months ended September 30, 2011 increased 12% and 16%, respectively, compared to the same periods of 2010. For the quarter and nine months ended September 30, 2011, the Specialty Admitted segment included $60.3 million and $170.3 million, respectively, of gross premium volume from FirstComp. The increase in gross premium volume in 2011 also was attributable to higher gross premium volume in the London Insurance Market segment due in part to an increase in premiums written by Elliott Special Risks, which has been converted from a managing general agent operation to a risk bearing insurance division. Gross premium volume in the London Insurance Market segment also benefitted from offering higher policy limits and an improved pricing environment in the Marine and Energy division. Gross premium volume in the Excess and Surplus Lines segment decreased in both periods of 2011 compared to the same periods of 2010 due to a reduction in written premiums on two specialized insurance programs. Excluding these two programs, gross premium volume in the Excess and Surplus Lines segment has experienced modest growth during the first nine months of 2011. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the quarter and nine months ended September 30, 2011.

Gross premium volume continues to be impacted by competition across many of our product lines, particularly within the Excess and Surplus Lines segment. In general, we believe prevailing rates within the property and casualty insurance marketplace are lower than our targeted pricing levels. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume for many of our product lines, most notably within the Excess and Surplus Lines segment, has declined and, if the competitive environment does not improve, could decline further in the future.

Net Written Premiums
Quarter Ended September 30,			Nine Months Ended September 30,
2011	2010	(dollars in thousands)	2011	2010
$200,658	$208,299	Excess and Surplus Lines	$570,243	$618,835
147,169	98,521	Specialty Admitted	410,700	242,199
176,829	160,120	London Insurance Market	593,440	506,594
22	215	Other Insurance (Discontinued Lines)	(5)	258

$524,678	$467,155	Total	$1,574,378	$1,367,886

Net retention of gross premium volume for the quarter and nine months ended September 30, 2011 was 90% and 89%, respectively, compared to 90% for both the quarter and nine months ended September 30, 2010. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
Quarter Ended September 30,			Nine Months Ended September 30,
2011	2010	(dollars in thousands)	2011	2010
$189,695	$207,166	Excess and Surplus Lines	$557,958	$621,331
136,783	79,396	Specialty Admitted	390,623	227,000
182,710	148,579	London Insurance Market	513,947	415,590
15	214	Other Insurance (Discontinued Lines)	(13)	257

$509,203	$435,355	Total	$1,462,515	$1,264,178

Earned premiums for the quarter and nine months ended September 30, 2011 increased 17% and 16%, respectively, compared to the same periods of 2010. For the quarter and nine months ended September 30, 2011, the Specialty Admitted segment included $55.0 million and $147.3 million, respectively, of earned premiums from FirstComp. The increase in earned premiums in 2011 also was due to higher earned premiums in the London Insurance Market segment, which was primarily a result of higher gross premium volume. The decrease in earned premiums in the Excess and Surplus Lines segment was primarily a result of lower gross premium volume. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the quarter and nine months ended September 30, 2011.

Investing Results

Net investment income for the third quarter of 2011 was $62.2 million compared to $68.7 million for the third quarter of 2010. Net investment income was $196.6 million for the nine months ended September 30, 2011 compared to $201.4 million for the nine months ended September 30, 2010. For the quarter and nine months ended September 30, 2011, net investment income included an adverse change in the fair value of our credit default swap of $3.3 million and $2.7 million, respectively, compared to a favorable change in the fair value of the credit default swap of $1.4 million and less than $0.1 million for the same periods of 2010.

Net realized investment gains for the third quarter of 2011 were $12.8 million compared to $8.8 million for the same period of 2010. For the nine months ended September 30, 2011, net realized investment gains were $25.4 million compared to $22.1 million for the same period of 2010. Net realized investment gains for the quarter and nine months ended September 30, 2011 included $10.0 million and $14.9 million, respectively, of write downs for other-than-temporary declines in the estimated fair value of investments. For the third quarter of 2010, we did not recognize any write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment gains for the nine months ended September 30, 2010 included $6.3 million of write downs for other-than-temporary declines in the estimated fair value of investments.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At September 30, 2011, we held securities with gross unrealized losses of $35.1 million, or less than 1% of our total invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at September 30, 2011. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations, which are referred to collectively as Markel Ventures, include the results of AMF Bakery Systems, ParkLand Ventures, Inc., Panel Specialists, Inc., Ellicott Dredge Enterprises, LLC, Solbern, Inc., Markel Eagle Partners, LLC, RD Holdings, LLC and Diamond Healthcare Corporation. In July 2011, we acquired PartnerMD, LLC, a privately held company headquartered in Richmond, Virginia that provides concierge medical and executive health services. In September 2011, we acquired Baking Technology Systems, Inc. (BAKE-TECH), a privately held company based in Tucker, Georgia that supplies ovens and other related equipment to high-speed bread and bun bakeries.

We consolidate our non-insurance operations on a one-month lag. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income (loss). Revenues from our non-insurance operations were $81.8 million and $228.7 million for the quarter and nine months ended September 30, 2011, respectively, compared to $47.3 million and $119.6 million for the same periods of 2010. Net income to shareholders from our non-insurance operations was $4.2 million and $8.9 million for the quarter and nine months ended September 30, 2011, respectively, compared to $2.5 million and $4.2 million for the same periods of 2010. Revenues and net income to shareholders from our non-insurance operations increased for the quarter and nine months ended September 30, 2011 compared to the same periods of 2010 primarily due to our acquisitions of RD Holdings, LLC and Diamond Healthcare Corporation in late 2010.

In October 2011, we acquired an 83% controlling interest in WI Holdings Inc. (Weldship), a privately held company based in Bethlehem, Pennsylvania that manufactures and leases high-pressure trailer tubes used by industrial, chemical and distribution companies to transport gas and liquids.

Interest Expense and Income Taxes

Interest expense for the third quarter of 2011 increased to $23.7 million from $18.6 million in the same period of 2010. Interest expense for the nine months ended September 30, 2011 increased to $64.5 million from $54.9 million in the same period of 2010. For both periods of 2011, the increase compared to the same periods of 2010 was due in part to our $250 million issuance of 5.35% unsecured senior notes in June 2011.

The estimated annual effective tax rate was 17% and 31% as of September 30, 2011 and 2010, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate was primarily due to having lower estimated income before income taxes in 2011 compared to 2010.

Comprehensive Income (Loss) to Shareholders

Comprehensive loss to shareholders was $52.6 million for the third quarter of 2011 compared to comprehensive income of $225.3 million for the same period of 2010. Comprehensive loss to shareholders for the third quarter of 2011 included a decrease in net unrealized gains on investments, net of taxes, of $98.1 million and net income to shareholders of $53.3 million. Comprehensive income to shareholders for the third quarter of 2010 included an increase in net unrealized gains on investments, net of taxes, of $161.6 million and net income to shareholders of $63.3 million. For the nine months ended September 30, 2011, comprehensive income to shareholders was $68.2 million compared to $326.0 million for the same period in 2010. Comprehensive income to shareholders for the nine months ended September 30, 2011 included a decrease in net unrealized gains on investments, net of taxes, of $19.2 million and net income to shareholders of $91.9 million. Comprehensive income to shareholders for the nine months ended September 30, 2010 included an increase in net unrealized gains on investments, net of taxes, of $196.4 million and net income to shareholders of $126.7 million.

Financial Condition

Invested assets were $8.6 billion at September 30, 2011 compared to $8.2 billion at December 31, 2010. Net unrealized gains on investments, net of taxes, were $562.0 million at September 30, 2011 compared to $581.3 million at December 31, 2010. Equity securities were $1.6 billion, or 19% of invested assets, at September 30, 2011 compared to $1.7 billion, or 21% of invested assets, at December 31, 2010.

Net cash provided by operating activities was $261.1 million for the nine months ended September 30, 2011 compared to $172.8 million for the same period of 2010. The increase in net cash provided by operating activities was primarily due to higher cash flows from underwriting activities in the London Insurance Market and Specialty Admitted segments.

Net cash used by investing activities was $294.5 million for the nine months ended September 30, 2011 compared to $172.5 million for the same period of 2010. During the first nine months of 2011, we increased our holdings of short-term investments and cash and cash equivalents and purchased less fixed maturities compared to the same period of 2010. In the current market environment, we have chosen to take a more defensive posture, earning slightly lower investment yields in order to maintain a high level of liquidity and have flexibility in how we allocate capital. We also are planning for increased claims settlement activity resulting from the higher than expected amount of catastrophe losses incurred during 2011.

Net cash provided by financing activities was $210.8 million for the nine months ended September 30, 2011 compared to net cash used by financing activities of $33.6 million for the same period of 2010. On June 1, 2011, we issued $250 million of 5.35% unsecured senior notes due June 1, 2021. Net proceeds were $247.9 million, which will be used for general corporate purposes, including acquisitions. In addition, proceeds may be used to repay other of our outstanding debt. Cash of $33.4 million and $42.1 million was used to repurchase shares of our common stock during the first nine months of 2011 and 2010, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 28% at September 30, 2011 and 24% at December 31, 2010. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $1,006.7 million and $885.6 million of invested assets at September 30, 2011 and December 31, 2010, respectively.

Shareholders’ equity was $3.2 billion at both September 30, 2011 and December 31, 2010. Book value per share increased to $333.11 at September 30, 2011 from $326.36 at December 31, 2010 primarily due to $68.2 million of comprehensive income to shareholders for the nine months ended September 30, 2011.

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

During the nine months ended September 30, 2011, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. General concern exists about the number of municipalities experiencing financial difficulties in light of the adverse economic conditions experienced over the past several years. We manage the exposure to credit risk in our municipal bond portfolio by investing in high quality securities and by diversifying our holdings, which are typically either general obligation or revenue bonds related to essential products and services.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 95% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2011, approximately 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

The estimated fair value of our investment portfolio at September 30, 2011 was $8.6 billion, 81% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 19% of which was invested in equity securities. At December 31, 2010, the estimated fair value of our investment portfolio was $8.2 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities.

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

There were no changes in our internal control over financial reporting during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

we have substantial investments in municipal bonds (approximately $2.9 billion at September 30, 2011) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended September 30, 2011.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

July 1, 2011 through July 31, 2011	0	0	0	$184,246

August 1, 2011 through August 31, 2011	45,853	$376.52	45,853	$166,981

September 1, 2011 through September 30, 2011	7,048	$377.95	7,048	$164,318

Total	52,901	$376.71	52,901	$164,318

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of November 2011.

Markel Corporation

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chief Executive Officer and Chairman of the Board of Directors

By	/s/ Anne G. Waleski
Anne G. Waleski
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Number	Description

3(i)	Amended and Restated Articles of Incorporation (3.1)a

3(ii)	Bylaws, as amended (3.1)b

4.1	Form of Amended and Restated Credit Agreement dated as of September 23, 2011 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent*

4.2	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)c

4.3	Form of Second Supplemental Indenture dated as of February 25, 2003 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.1)d

4.4	Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)e

4.5	Form of Fourth Supplemental Indenture dated as of August 22, 2006 between Markel Corporation and J.P. Morgan Trust Company, National Association (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)f

4.6	Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)g

4.7

Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)h

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2011 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Description of Non-Employee Director Compensation*

10.2	Schedule of Base Annual Salaries for Executive Officers*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101	The following consolidated financial statements from Markel Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 7, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 13, 2011.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 14, 2010.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on June 5, 2001.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on February 25, 2003.
e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 11, 2004.
f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 17, 2006.
g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on September 21, 2009.
h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 31, 2011.
*	Filed with this report.