Form 10-K
period 2011-12-31
MARKEL CORP
filed 2012-02-28
CIK 1096343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates as of June 30, 2011 was approximately $3,601,190,030.

The number of shares of the registrant’s Common Stock outstanding at February 10, 2012: 9,621,842.

Documents Incorporated By Reference

The portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 14, 2012, referred to in Part III.

Index and Cross References-Form 10-K Annual Report

Item No.		Page

Part I
1.	Business	12-33, 131-133
1A.	Risk Factors	30-33
1B.	Unresolved Staff Comments	NONE
2.	Properties (note 5)	52
3.	Legal Proceedings (note 14)	70
4.	[Reserved]
4A.	Executive Officers of the Registrant	134

Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	85, 131-132
6.	Selected Financial Data	34-35
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	90-130
7A.	Quantitative and Qualitative Disclosures About Market Risk	122-127
8.	Financial Statements and Supplementary Data The response to this item is submitted in Item 15 and on page 85.
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	NONE
9A.	Controls and Procedures	87-89, 128
9B.	Other Information	NONE

Part III
10.	Directors, Executive Officers and Corporate Governance*	134
	Code of Conduct	133
11.	Executive Compensation*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13.	Certain Relationships and Related Transactions, and Director Independence*
14.	Principal Accounting Fees and Services*

*Portions of Item 10 and Items 11, 12, 13 and 14 will be incorporated by reference from the Registrant’s 2012 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV
15.	Exhibits, Financial Statement Schedules a. Documents filed as part of this Form 10-K (1) Financial Statements

	Consolidated Balance Sheets at December 31, 2011 and 2010	36

	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009	37

	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2011, 2010 and 2009	38

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	39

	Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009	40-85

	Reports of Independent Registered Public Accounting Firm	86-88

(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements and Notes thereto.

(3) See Index to Exhibits for a list of Exhibits filed as part of this report b. See Index to Exhibits and Item 15a(3) c. See Index to Financial Statements and Item 15a(2)

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW

We are a diverse financial holding company serving a variety of niche markets. Our principal business markets and underwrites specialty insurance products. We believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. We also own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value.

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

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings. Examples of niche markets that we have targeted include wind and earthquake-exposed commercial properties, liability coverage for highly specialized professionals, equine-related risks, workers’ compensation insurance for small businesses, yachts and other watercraft, motorcycles and marine, energy and environmental-related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the loss exposure, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

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

12  |

In 2010, the E&S market represented approximately $32 billion, or 7%, of the approximately $481 billion United States property and casualty (P&C) industry.(1) We are the seventh largest E&S writer in the United States as measured by direct premium writings.(1) In 2011, we wrote $893 million of business in our Excess and Surplus Lines segment.

We also write business in the Specialty Admitted market. Most of these risks, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. The Specialty Admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. In 2011, we wrote $572 million of business in our Specialty Admitted segment.

The London market, which produced approximately $57 billion of gross written premium in 2010, is the largest insurance market in Europe and third largest in the world.(2) The London market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London market is also largely a subscription market, which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd’s syndicate, often due to the high limits of insurance coverage required. We write business on both a direct and subscription basis in the London market. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

In 2010, gross premium written through Lloyd’s syndicates generated approximately half of the London market’s international insurance business,(2) making Lloyd’s the world’s largest commercial surplus lines insurer(1) and fifth largest reinsurer.(2) Corporate capital providers often provide a majority of a syndicate’s capacity and also generally own or control the syndicate’s managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2010, corporate capital providers accounted for approximately 87% of total underwriting capacity in Lloyd’s.(3)

We participate in the London market through Markel International, which includes Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for our syndicate at Lloyd’s, Markel Syndicate 3000, which is managed by Markel Syndicate Management Limited. In 2011, we wrote $825 million of business in our London Insurance Market segment.

In 2011, 31% of consolidated premium writings related to foreign risks (i.e., coverage for risks located outside of the United States), of which 20% were from the United Kingdom and 18% were from Canada. In 2010, 28% of our premium writings related to foreign risks, of which 25% were from the United Kingdom and 17% were from Canada. In 2009, 26% of our premium writings related to foreign risks, of which 28% were from the United Kingdom. In each of these years, there were no other individual foreign countries from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

(1)	U.S. Surplus Lines Market Review Special Report, A.M. Best (September 26, 2011).

(2)	Insurance 2011, TheCityUK (December 2011).

(3)	Lloyd’s Quick Guide, Lloyd’s (May 2011).

|  13

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

Few barriers exist to prevent insurers from entering our segments of the P&C industry. Market conditions and capital capacity influence the degree of competition at any point in time. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a “soft market.” A favorable insurance market is commonly referred to as a “hard market” and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. During soft markets, unfavorable conditions exist due, in part, to what many perceive as excessive amounts of capital in the industry. In an attempt to use their capital, many insurance companies seek to write additional premiums without appropriate regard for ultimate profitability, and standard insurance companies are more willing to write specialty coverages. The opposite is typically true during hard markets.

The Insurance Market Cycle

After a decade of soft market conditions, the insurance industry experienced favorable conditions beginning in late 2000, which continued through 2003 for most product lines. During 2004, the market began to soften and the industry began to show signs of increased competition. Since 2005, we have been in a soft insurance market and have experienced intense competition. During the current soft market cycle, we have experienced price deterioration in virtually all of our product areas due in part to an increased presence of standard insurance companies in our markets. During 2008, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes, the rate of decline in prices began to slow. However, the effects of the economic environment contributed to further declines in gross premium volume in 2009 and 2010. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity in recent years. In 2010, we continued to experience pricing pressure due in part to intense competition, which resulted in further price deterioration across many of our product lines, most notably our professional and products liability programs within the Excess and Surplus Lines segment. However, we experienced moderate price increases in several product lines during 2010, most notably those offered within the London Insurance Market segment. During 2011, the unfavorable pricing trends noted in 2010 continued for some of our product lines, most notably our professional and products liability programs within the Excess and Surplus Lines segment. However, price declines stabilized for most of our product lines during 2011, and we achieved moderate price increases in several lines, most notably the marine and energy products within the London Insurance Market segment.

14  |

We routinely review the pricing of our major product lines and will continue to pursue price increases for most product lines in 2012; however, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

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

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2011, our combined ratio was 102%. See Management’s Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

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

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

MARKEL CORPORATION

2011 CONSOLIDATED GROSS PREMIUM VOLUME ($2.3 billion)

Excess and Surplus Lines Segment

Our Excess and Surplus Lines segment reported gross premium volume of $893.4 million, earned premiums of $756.3 million and an underwriting profit of $109.0 million in 2011.

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

In the Excess and Surplus Lines segment, we wrote business through the following regional underwriting offices during 2011:

•	Markel Northeast (Red Bank, NJ)

•	Markel Southeast (Glen Allen, VA)

•	Markel Midwest (Deerfield, IL)

•	Markel Mid South (Plano, TX)

•	Markel West (Woodland Hills, CA and Scottsdale, AZ)

We also have a product line leadership group that has primary responsibility for both developing and maintaining underwriting and pricing guidelines on our existing products and new product development. The product line leadership group also delegates underwriting authority to the regional underwriters to ensure that the products needed by our customers are available through the regional offices and provides underwriting training and development so that our regional underwriting teams have the expertise to underwrite the risk or to refer risks to our product line experts as needed. The product line leadership group is under the direction of our Chief Underwriting Officer, who also is ultimately responsible for the underwriting activities of our Specialty Admitted and London Insurance Market segments.

16  |

EXCESS AND SURPLUS LINES SEGMENT

2011 GROSS PREMIUM VOLUME ($893 MILLION)

Product offerings within the Excess and Surplus Lines segment fall within the following major product groupings:

•	Property and Casualty

•	Professional Liability

•	Other Product Lines

Property coverages consist principally of fire, allied lines (including windstorm, hail and water damage) and other specialized property coverages, including catastrophe-exposed property risks such as earthquake and wind on both a primary and excess basis. Catastrophe-exposed property risks are typically larger and are lower frequency and higher severity in nature than more standard property risks. Our property risks range from small, single-location accounts to large, multi-state, multi-location accounts. Casualty product offerings include a variety of liability coverages targeting apartments and office buildings, retail stores, contractors and recreational and hospitality businesses. We also offer products liability coverages on either an occurrence or claims-made basis to manufacturers, distributors, importers and re-packagers of manufactured products.

Professional liability coverages include unique solutions for highly specialized professions, including architects and engineers, lawyers, agents and brokers, service technicians and computer consultants. We offer claims-made medical malpractice coverage for doctors, dentists and podiatrists; claims-made professional liability coverage to individual healthcare providers such as therapists, pharmacists, physician assistants and nurse anesthetists; and coverages for medical facilities and other allied healthcare risks such as clinics, laboratories, medical spas, home health agencies, small hospitals, pharmacies and nursing homes. This product line also includes for-profit and not-for profit management liability coverage which can be bundled or written mono-line and include employment practices liability, directors’ and officers’ liability and fiduciary liability coverages. Additionally, we offer a data privacy and security product, which provides coverage for data breach and privacy liability, data breach loss to insureds and electronic media coverage.

|  17

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Other product lines within the Excess and Surplus Lines segment include:

•	excess and umbrella products, which provide coverage over approved underlying insurance carriers on either an occurrence or claims-made basis;

•	environmental products, which include environmental consultants’ professional liability, contractors’ pollution liability and site-specific environmental impairment liability coverages;

•

transportation-related products, which provide auto physical damage coverage for high-value automobiles as well as all types of specialty commercial vehicles, dealers’ open lot and garagekeeper legal liability coverages, vehicular liability and physical damage coverages for local and intermediate haul commercial trucks and liability coverage to operators of small to medium-sized owned and operated taxicab fleets, non-emergency ambulances and multi-line specialty products designed for the unique characteristics of the garage industry;

•

inland marine products, which provide a number of specialty coverages for risks such as motor truck cargo coverage for damage to third party cargo while in transit, warehouseman’s legal liability coverage for damage to third party goods in storage, contractors’ equipment coverage for first party property damage and builder’s risk coverage;

•

ocean marine products, which provide general liability, professional liability, property and cargo coverages for marine artisan contractors, boat dealers and marina owners including hull physical damage, protection and indemnity and third party property coverages for ocean cargo;

•

casualty facultative reinsurance written for individual casualty risks focusing on general liability, products liability, automobile liability and certain classes of miscellaneous professional liability and targeting classes which include low frequency, high severity, short-tail general liability risks;

•	railroad-related products, which provide first and third party coverages for short-line and regional railroads, scenic and tourist railroads, commuter and light rail trains and railroad equipment; and

•	public entity insurance and reinsurance programs, which provide coverage for government entities including counties, municipalities, schools and community colleges.

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $572.4 million, earned premiums of $527.3 million and an underwriting loss of $45.1 million in 2011.

The majority of the business in the Specialty Admitted segment is written by retail insurance agents who have very limited underwriting authority. Agents are carefully selected and agency business is controlled through regular audits and pre-approvals. Certain products and programs are marketed directly to consumers or distributed through wholesale producers. Personal lines coverages included in this segment are marketed directly to the consumer using direct mail, internet and telephone promotions, as well as relationships with various motorcycle and boat manufacturers, dealers and associations.

18  |

The majority of the business produced by this segment is written on an admitted basis either through Markel Insurance Company (MIC), which is domiciled in Illinois, Markel American Insurance Company (MAIC), which is domiciled in Virginia, or FirstComp Insurance Company (FCIC), which is domiciled in Nebraska. MIC and MAIC are licensed to write P&C insurance in all 50 states and the District of Columbia, while FCIC is currently licensed in 28 states and specializes in workers’ compensation coverage.

In the Specialty Admitted market, we wrote business through the following underwriting units during 2011:

•	Markel Specialty (Glen Allen, VA)

•	Markel American Specialty Personal and Commercial Lines (Pewaukee, WI)

•	FirstComp (Omaha, NE)

The Markel Specialty unit focuses on providing total insurance programs for businesses engaged in highly specialized activities. These activities typically do not fit the risk profiles of standard insurers and make complete coverage difficult to obtain from a single insurer. The Markel Specialty unit is organized into product areas that concentrate on particular markets and customer groups including youth and recreation oriented organizations, social service organizations, amateur sports organizations and horse and farm operations.

The Markel American Specialty Personal and Commercial Lines unit offers its insurance products in niche markets and focuses its underwriting on marine, recreational vehicle, property and other personal and commercial line coverages. The products offered by this unit are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets.

The FirstComp unit provides workers’ compensation insurance and related services, principally to small businesses. The FirstComp unit distributes its products through independent insurance agencies, generally located in small towns, which have been underserved by other market participants because of their size. Utilizing its proprietary technology platform, FirstComp is able to service these small agencies in a cost-efficient manner. Through June 30, 2011, FirstComp also acted as a managing general agent producing business for unaffiliated insurance companies.

SPECIALTY ADMITTED SEGMENT

2011 GROSS PREMIUM VOLUME ($572 MILLION)

|  19

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Product offerings within the Specialty Admitted segment fall within the following major product groupings:

•	Workers’ Compensation

•	Property and Casualty

•	Personal Lines

•	Accident and Health

•	Other Product Lines

Workers’ compensation products provide wage replacement and medical benefits to employees injured in the course of employment and target main-street, service and artisan contractor businesses, retail stores and restaurants.

Property and casualty products included in this segment are offered on a monoline or package basis and generally target specialized commercial markets and customer groups. Targeted groups include youth and recreation oriented organizations, social service organizations, museums and historic homes, performing arts organizations, bed and breakfast inns, outfitters and guides, hunting and fishing lodges, dude ranches and rod and gun clubs.

Personal lines products provide first and third party coverages for a variety of personal watercrafts including older boats, high performance boats and yachts, as well as for recreational vehicles including motorcycles, snowmobiles and ATVs. Additionally, property coverages are offered for mobile homes, dwellings and homeowners that do not qualify for standard homeowner’s coverage. Other products offered include special event protection, supplemental natural disaster coverage, renters’ protection coverage, excess flood coverage and collector vehicle coverage.

Accident and health products offer liability and accident insurance for amateur sports organizations, accident and medical insurance for academic institutions, monoline accident and medical coverage for various niche markets, short-term medical insurance, pet health insurance, stop-loss insurance for self-insured medical plans and medical excess reinsurance coverage.

Other product lines within the Specialty Admitted segment include:

•

coverages for equine-related risks, such as horse mortality, theft, infertility, transit and specified perils, as well as property and liability coverages for farms and boarding, breeding and training facilities;

•	first and third party coverages for auto repair garages, gas stations and convenience stores and used car dealers;

•	general agent programs that use managing general agents to offer single source admitted and non-admitted programs for a specific class or line of business;

•	first and third party coverages for small fishing ventures, charters, utility boats and boat rentals; and

•	professional liability coverages that we design and administer on behalf of other insurance carriers and ultimately assume on a reinsurance basis.

20  |

London Insurance Market Segment

Our London Insurance Market segment reported gross premium volume of $825.3 million, earned premiums of $695.8 million and an underwriting loss of $109.5 million in 2011.

This segment is comprised of Markel International, which is headquartered in London, England. In addition to seven branch offices in the United Kingdom, Markel International has offices in Canada, Spain, Singapore, Sweden, Hong Kong, China and the Netherlands. Markel International writes specialty property, casualty, professional liability, equine, marine, energy and trade credit insurance on a direct and reinsurance basis. Business is written worldwide through either MIICL or Markel Syndicate 3000 with approximately 15% of writings coming from the United States.

LONDON INSURANCE MARKET SEGMENT

2011 GROSS PREMIUM VOLUME ($825 MILLION)

Product offerings within the London Insurance Market segment fall within the following major product groupings:

•	Marine and Energy

•	Professional and General Liability

•	Reinsurance

•	Property

•	Other Product Lines

Marine and energy products include a portfolio of coverages for cargo, energy, hull, liability, war, terrorism and specie risks. The cargo account is an international transit-based book covering many types of cargo. Energy coverage includes all aspects of oil and gas activities. The hull account covers physical damage to ocean-going tonnage, yachts and mortgagee’s interest. Liability coverage provides for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators and ship repairers. The war account covers the hulls of ships and aircraft, and other related interests, against war and associated perils. Terrorism coverage provides for property damage and business interruption related to political violence including war and civil war. The specie account includes coverage for fine art on exhibition and in private collections, securities, bullion, precious metals, cash in transit and jewelry.

Professional and general liability products include professional indemnity, directors’ and officers’ liability, intellectual property, some miscellaneous defense costs, incidental commercial crime, general and products liability coverages targeting consultants, construction professionals, financial

|  21

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

service professionals, professional practices, social welfare organizations and medical products. Professional and general liability products are written on a worldwide basis, limiting exposure in the United States.

Reinsurance products include property and casualty treaty reinsurance. Property treaty products are offered on an excess of loss and proportional basis for per risk and catastrophe exposures. A significant portion of the excess of loss catastrophe and per risk property treaty business comes from the United States with the remainder coming from international property treaties. Casualty treaty reinsurance is offered on an excess of loss basis and primarily targets specialist writers of motor products in the United Kingdom and Europe. Excess of loss casualty treaty reinsurance also is offered for select writers of employers’ and products liability coverages.

Property products target a wide range of insureds, providing coverage ranging from fire to catastrophe perils such as earthquake and windstorm. Business is written either in the open market or on a delegated authority basis for direct and facultative risks. Open market business is written mainly on a worldwide basis by our underwriters to London brokers, with each risk being considered on its own merits. The open market property book targets Fortune 1000 companies. Property accounts written on a delegated basis focus mainly on small commercial insureds and are written through a network of coverholders, primarily in the United States. Coverholders underwriting this business are closely monitored, subject to audit and must adhere to strict underwriting guidelines. We also provide property coverage for small to medium-sized commercial risks on both a stand-alone and package basis through our branch offices.

Other product lines within the London Insurance Market segment include:

•	crime coverage primarily targeting financial institutions and providing protection for bankers’ blanket bond, computer crime and commercial fidelity;

•	contingency coverage including event cancellation, non-appearance and prize indemnity;

•	accident and health coverage targeting affinity groups and schemes, high value and high risks accounts and sports groups;

•	coverage for equine-related risks such as horse mortality, theft, infertility, transit and specified perils;

•	specialty coverages include mortality risks for farms, zoos, animal theme parks and safari parks;

•

short-term trade credit coverage for commercial risks, including insolvency and protracted default as well as political risks coverage in conjunction with commercial risks for currency inconvertibility, government action, import/export license cancellation, public buyer default and war; and

•	products liability, excess and umbrella and environmental liability coverages targeted at Canadian domiciled insureds.

22  |

Reinsurance

We purchase reinsurance in order to reduce our retention on individual risks and to have the ability to underwrite policies with sufficient limits to meet policyholder needs. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase catastrophe reinsurance coverage for our catastrophe-exposed policies, and we seek to manage our exposures under this coverage so that no exposure to any one reinsurer is material to our ongoing business. Net retention of gross premium volume was 89% in both 2011 and 2010. We do not purchase or sell finite reinsurance products or use other structures that would have the effect of discounting loss reserves.

The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. To become our reinsurance partner, prospective companies generally must: (i) maintain an A.M. Best Company (Best) or Standard & Poor’s (S&P) rating of “A” (excellent) or better; (ii) maintain minimum capital and surplus of $500 million and (iii) provide collateral for recoverables in excess of an individually established amount. In addition, certain foreign reinsurers for our United States insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who have been granted authorized status by an insurance company’s state of domicile. Lloyd’s syndicates generally must have a minimum of a “B” rating from Moody’s Investors Service (Moody’s) to be our reinsurers.

When appropriate, we pursue reinsurance commutations that involve the termination of ceded reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers.

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2011. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd’s and are not typically guaranteed by other group members or syndicates at Lloyd’s. These ten reinsurance groups represent approximately 72% of our $898.4 million reinsurance recoverable balance before considering allowances for bad debts.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Munich Re Group	A+	$162,335
Lloyd’s of London	A	98,975
Fairfax Financial Group	A	74,480
XL Capital Group	A	60,278
Swiss Re Group	A+	51,776
HDI Group	A	46,207
Ace Group	A+	44,432
Aspen (Bermuda) Group	A	38,127
W. R. Berkley Group	A+	36,903
White Mountains Insurance Group	A	29,313

Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		642,826

Total reinsurance recoverable on paid and unpaid losses		$898,377

|  23

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

Reinsurance recoverable balances in the preceding table are shown before consideration of balances owed to reinsurers and any potential rights of offset, any collateral held by us and allowances for bad debts.

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

Investments

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. The majority of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominantly in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. When purchasing equity securities, we seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term. The investment portfolio is managed by company employees.

Total investment return includes items that impact net income, such as net investment income and net realized investment gains or losses, as well as changes in net unrealized gains on investments, which do not impact net income. In 2011, net investment income was $263.7 million and net realized investment gains were $35.9 million. During the year ended December 31, 2011, net unrealized gains on investments increased by $182.7 million. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

We believe our investment performance is best analyzed from the review of total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

24  |

ANNUAL TAXABLE EQUIVALENT TOTAL INVESTMENT RETURNS

						Weighted Average Five-Year Annual Return	Weighted Average Ten-Year Annual Return

	Years Ended December 31,
	2007	2008	2009	2010	2011
Equities	(0.4%)	(34.0%)	25.7%	20.8%	3.8%	1.9%	6.7%
Fixed maturities(1)	5.6%	0.2%	9.8%	5.4%	7.6%	5.8%	5.6%
Total portfolio, before foreign currency effect	4.1%	(6.9%)	11.7%	8.1%	6.7%	4.8%	5.7%
Total portfolio	4.8%	(9.6%)	13.2%	7.9%	6.5%	4.6%	5.9%

Invested assets, end of year (in millions)	$7,775	$6,893	$7,849	$8,224	$8,728

(1)	Includes short-term investments and cash and cash equivalents.

Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. S&P and Moody’s provide corporate and municipal debt ratings based on their assessments of the credit quality of an obligor with respect to a specific obligation. S&P’s ratings range from “AAA” (capacity to pay interest and repay principal is extremely strong) to “D” (debt is in payment default). Securities with ratings of “BBB” or higher are referred to as investment grade securities. Debt rated “BB” and below is regarded by S&P as having predominantly speculative characteristics with respect to capacity to pay interest and repay principal. Moody’s ratings range from “Aaa” to “C” with ratings of “Baa” or higher considered investment grade.

Our fixed maturity portfolio has an average rating of “AA,” with approximately 95% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2011, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

At December 31, 2011, we held fixed maturities of $53.9 million, or less than 1% of invested assets, from sovereign and non-sovereign issuers domiciled in Portugal, Ireland, Italy, Greece or Spain and $730.4 million, or 8% of invested assets, from sovereign and non-sovereign issuers domiciled in other European countries including supranationals. At December 31, 2010, we held fixed maturities of $84.7 million, or 1% of invested assets, from sovereign and non-sovereign issuers domiciled in Portugal, Ireland, Italy, Greece or Spain and $680.4 million, or 8% of invested assets, from sovereign and non-sovereign issuers domiciled in other European countries including supranationals.

|  25

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2011.

2011 CREDIT QUALITY OF FIXED MATURITY PORTFOLIO ($5.5 BILLION)

See “Market Risk Disclosures” in Management’s Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

Non-Insurance Operations (Markel Ventures)

Through our wholly-owned subsidiary Markel Ventures, Inc., we own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team, principally our President and Chief Investment Officer. The financial results of those companies in which we own controlling interests have been consolidated in our financial statements. The financial results of those companies in which we hold a noncontrolling interest are accounted for under the equity method of accounting.

Our strategy in making these private equity investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

Our non-insurance operations, which we refer to collectively as Markel Ventures, are comprised of a diverse portfolio of industrial and service companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment, laminated furniture products and food processing equipment, an owner and operator of manufactured housing communities, a real estate investment fund manager, a retail intelligence services company, a manager of behavioral health programs, a provider of concierge medical and executive health services and a manufacturer and lessor of trailer tubes used by industrial, chemical and distribution companies to transport gas and liquids. In 2011, our non-insurance operations reported revenues of $317.5 million and net income to shareholders of $7.7 million.

26  |

Shareholder Value

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. More specifically, we measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we generally use five-year time periods to measure ourselves. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results. For the year ended December 31, 2011, book value per share increased 8% primarily due to net income to shareholders of $142.0 million and a $123.4 million increase in net unrealized gains on investments, net of taxes. For the year ended December 31, 2010, book value per share increased 16% primarily due to net income to shareholders of $266.8 million and a $163.5 million increase in net unrealized gains on investments, net of taxes. Over the past five years, we have grown book value per share at a compound annual rate of 9% to $352.10 per share.

The following graph presents book value per share for the past five years.

BOOK VALUE PER SHARE

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

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2011, our United States insurance subsidiaries could pay up to $222.2 million during the following 12 months under the ordinary dividend regulations.

Our United States insurance subsidiaries are also subject to risk-based capital requirements that provide a method to measure the capital of each subsidiary taking into account that subsidiary’s investments and products. These requirements provide a formula which, for P&C insurance companies, establishes capital thresholds for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. At December 31, 2011, the capital and surplus of each of our United States insurance subsidiaries was above the minimum regulatory thresholds.

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

28  |

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

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2011, we paid rating agencies, including Best and Fitch, $0.7 million for their services.

|  29

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

30  |

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

We invest a significant portion of our invested assets in equity securities, which may result in significant variability in our investment results and may adversely impact shareholders’ equity. Additionally, our equity investment portfolio is concentrated and declines in the value of these significant investments could adversely affect our financial results. Equity securities were 55% and 54% of our shareholders’ equity at December 31, 2011 and 2010, respectively. Equity securities have historically produced higher returns than fixed

|  31

Markel Corporation & Subsidiaries

BUSINESS OVERVIEW (continued)

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

Deterioration in financial markets could lead to investment losses and adverse effects on our business. The severe downturn in the public debt and equity markets beginning in 2008, reflecting uncertainties associated with the mortgage and credit crises, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, resulted in significant realized and unrealized losses in our investment portfolio. In the event of another major financial crisis (for example, default of foreign sovereign debt or collapse of the Eurozone), we could incur substantial realized and unrealized investment losses in future periods, which would have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries’ capital and ability to access capital markets.

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

Our information technology systems could fail or suffer a security breach, which could adversely affect our business or reputation. Our business is dependent upon the successful functioning and security of our computer systems. Among other things, we rely on these systems to interact with producers and insureds, to perform actuarial and other modeling functions, to underwrite business, to prepare policies and process premiums, to process claims and make claims payments, and to prepare internal and external financial statements and information. A significant failure of these systems, whether because of a breakdown, natural disaster or an attack on our systems, could have a material adverse affect on our business. In addition, a security breach of our computer systems could damage our reputation or result in material liabilities.

32  |

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

Associates

At December 31, 2011, we had approximately 5,400 employees, of whom approximately 2,700 were employed within our insurance operations and approximately 2,700 were employed within our non-insurance operations.

|  33

Markel Corporation & Subsidiaries

SELECTED FINANCIAL DATA (dollars in millions, except per share data)

	2011	2010	2009
RESULTS OF OPERATIONS
Earned premiums	$1,979	$1,731	$1,816
Net investment income	264	273	260
Total operating revenues	2,630	2,225	2,069
Net income (loss) to shareholders	142	267	202
Comprehensive income (loss) to shareholders	252	431	591
Diluted net income (loss) per share	$14.60	$27.27	$20.52

FINANCIAL POSITION
Total investments and cash and cash equivalents	$8,728	$8,224	$7,849
Total assets	11,532	10,826	10,242
Unpaid losses and loss adjustment expenses	5,399	5,398	5,427
Senior long-term debt and other debt	1,294	1,016	964
Shareholders’ equity	3,388	3,172	2,774
Common shares outstanding (at year end, in thousands)	9,621	9,718	9,819

OPERATING PERFORMANCE MEASURES (1)

OPERATING DATA
Book value per common share outstanding	$352.10	$326.36	$282.55
Growth (decline) in book value per share	8%	16%	27%
5-Year CAGR in book value per share (2)	9%	13%	11%
Closing stock price	$414.67	$378.13	$340.00

RATIO ANALYSIS
U.S. GAAP combined ratio (3)	102%	97%	95%
Investment yield (4)	4%	4%	4%
Taxable equivalent total investment return (5)	7%	8%	13%
Investment leverage (6)	2.6	2.6	2.8
Debt to total capital	27%	24%	26%

(1)

Operating Performance Measures provide a basis for management to evaluate our performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion of management’s evaluation of these measures in Management’s Discussion & Analysis of Financial Condition and Results of Operations.

(2)	CAGR—compound annual growth rate.

(3)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

34  |

2008	2007	2006	2005	2004	2003	2002	10-Year CAGR (2)
$2,022	$2,117	$2,184	$1,938	$2,054	$1,864	$1,549	5%
282	305	269	242	204	183	170	4%
1,977	2,551	2,576	2,200	2,262	2,092	1,770	7%
(59)	406	393	148	165	123	75	—
(403)	337	551	64	273	222	73	—
$(5.95)	$40.64	$39.40	$14.80	$16.41	$12.31	$7.53	—

$6,893	$7,775	$7,524	$6,588	$6,317	$5,350	$4,314	9%
9,512	10,164	10,117	9,814	9,398	8,532	7,409	6%
5,492	5,526	5,584	5,864	5,482	4,930	4,367	4%
694	691	866	849	855	763	640	—
2,181	2,641	2,296	1,705	1,657	1,382	1,159	12%
9,814	9,957	9,994	9,799	9,847	9,847	9,832	—

$222.20	$265.26	$229.78	$174.04	$168.22	$140.38	$117.89	12%
(16%)	15%	32%	3%	20%	19%	7%	—
10%	18%	16%	11%	20%	13%	13%	—
$299.00	$491.10	$480.10	$317.05	$364.00	$253.51	$205.50	—

99%	88%	87%	101%	96%	99%	103%	—
4%	4%	4%	4%	4%	4%	4%	—
(10%)	5%	11%	2%	8%	11%	8%	—
3.2	2.9	3.3	3.9	3.8	3.9	3.7	—
24%	21%	27%	33%	34%	36%	36%	—

(4)	Investment yield reflects net investment income as a percentage of average invested assets.

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

(6)	Investment leverage represents total invested assets divided by shareholders’ equity.

|  35

Markel Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,172,952 in 2011 and $5,256,980 in 2010)	$5,538,174	$5,431,226
Equity securities (cost of $1,156,294 in 2011 and $996,088 in 2010)	1,873,927	1,721,971
Short-term investments (estimated fair value approximates cost)	541,014	325,340

TOTAL INVESTMENTS	7,953,115	7,478,537

Cash and cash equivalents	775,032	745,259
Receivables	350,237	318,507
Reinsurance recoverable on unpaid losses	791,102	798,090
Reinsurance recoverable on paid losses	38,208	70,568
Deferred policy acquisition costs	194,674	188,783
Prepaid reinsurance premiums	97,074	80,293
Goodwill and intangible assets	867,558	641,733
Other assets	465,103	503,819

TOTAL ASSETS	$11,532,103	$10,825,589

LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,398,869	$5,398,406
Unearned premiums	915,930	839,537
Payables to insurance companies	64,327	50,715
Senior long-term debt and other debt (estimated fair value of $1,391,000 in 2011 and $1,086,000 in 2010)	1,293,520	1,015,947
Other liabilities	397,111	333,292

TOTAL LIABILITIES	8,069,757	7,637,897

Commitments and contingencies
Shareholders’ equity:
Common stock	891,507	884,457
Retained earnings	1,835,086	1,735,973
Accumulated other comprehensive income	660,920	551,093

TOTAL SHAREHOLDERS’ EQUITY	3,387,513	3,171,523
Noncontrolling interests	74,833	16,169

TOTAL EQUITY	3,462,346	3,187,692

TOTAL LIABILITIES AND EQUITY	$11,532,103	$10,825,589

See accompanying notes to consolidated financial statements.

36  |

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,979,340	$1,730,921	$1,815,835
Net investment income	263,676	272,530	259,809
Net realized investment gains (losses):
Other-than-temporary impairment losses	(14,250)	(11,644)	(95,570)
Other-than-temporary impairment losses recognized in other comprehensive income	(5,946)	(563)	5,620

Other-than-temporary impairment losses recognized in net income	(20,196)	(12,207)	(89,950)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	56,053	48,569	(6,150)

Net realized investment gains (losses)	35,857	36,362	(96,100)
Other revenues	351,077	185,580	89,782

TOTAL OPERATING REVENUES	2,629,950	2,225,393	2,069,326

OPERATING EXPENSES
Losses and loss adjustment expenses	1,209,986	946,229	992,863
Underwriting, acquisition and insurance expenses	810,179	724,876	736,660
Amortization of intangible assets	24,291	16,824	6,698
Other expenses	309,046	168,290	80,499

TOTAL OPERATING EXPENSES	2,353,502	1,856,219	1,816,720

OPERATING INCOME	276,448	369,174	252,606

Interest expense	86,252	73,663	53,969

INCOME BEFORE INCOME TAXES	190,196	295,511	198,637
Income tax expense (benefit)	41,710	27,782	(3,782)

NET INCOME	$148,486	$267,729	$202,419
Net income attributable to noncontrolling interests	6,460	936	781

NET INCOME TO SHAREHOLDERS	$142,026	$266,793	$201,638

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$141,839	$195,648	$326,959
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	3,943	672	(5,405)
Reclassification adjustments for net gains (losses) included in net income	(22,341)	(32,831)	52,883

Change in net unrealized gains on investments, net of taxes	123,441	163,489	374,437
Change in foreign currency translation adjustments, net of taxes	(4,191)	(2,282)	19,239
Change in net actuarial pension loss, net of taxes	(9,459)	2,749	(4,268)

TOTAL OTHER COMPREHENSIVE INCOME	109,791	163,956	389,408

COMPREHENSIVE INCOME	$258,277	$431,685	$591,827
Comprehensive income attributable to noncontrolling interests	6,424	1,122	832

COMPREHENSIVE INCOME TO SHAREHOLDERS	$251,853	$430,563	$590,995

NET INCOME PER SHARE
Basic	$14.66	$27.31	$20.54
Diluted	$14.60	$27.27	$20.52

See accompanying notes to consolidated financial statements.

|  37

Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	(in thousands)
December 31, 2008	9,814	$869,744	$1,297,901	$13,029	$2,180,674	$261	$2,180,935
Net income			201,638	0	201,638	781	202,419
Change in net unrealized gains on investments, net of taxes			0	374,437	374,437	0	374,437
Cumulative effect of adoption of FASB ASC 320-10, net of taxes			15,300	(15,300)	0	0	0
Change in foreign currency translation adjustments, net of taxes			0	19,188	19,188	51	19,239
Change in net actuarial pension loss, net of taxes			0	(4,268)	(4,268)	0	(4,268)

Comprehensive income					590,995	832	591,827
Issuance of common stock	6	0	0	0	0	0	0
Restricted stock units expensed	0	2,638	0	0	2,638	0	2,638
Acquisitions	0	0	0	0	0	16,204	16,204
Other	(1)	494	(441)	0	53	57	110

December 31, 2009	9,819	872,876	1,514,398	387,086	2,774,360	17,354	2,791,714
Net income			266,793	0	266,793	936	267,729
Change in net unrealized gains on investments, net of taxes			0	163,489	163,489	0	163,489
Change in foreign currency translation adjustments, net of taxes			0	(2,468)	(2,468)	186	(2,282)
Change in net actuarial pension loss, net of taxes			0	2,749	2,749	0	2,749

Comprehensive income					430,563	1,122	431,685
Issuance of common stock	32	8,185	0	0	8,185	0	8,185
Repurchase of common stock	(133)	0	(45,218)	0	(45,218)	0	(45,218)
Restricted stock units expensed	0	2,543	0	0	2,543	0	2,543
Stock options issued	0	9,133	0	0	9,133	0	9,133
Purchase of noncontrolling interest	0	(8,345)	0	237	(8,108)	(1,557)	(9,665)
Other	0	65	0	0	65	(750)	(685)

December 31, 2010	9,718	884,457	1,735,973	551,093	3,171,523	16,169	3,187,692
Net income			142,026	0	142,026	6,460	148,486
Change in net unrealized gains on investments, net of taxes			0	123,441	123,441	0	123,441
Change in foreign currency translation adjustments, net of taxes			0	(4,155)	(4,155)	(36)	(4,191)
Change in net actuarial pension loss, net of taxes			0	(9,459)	(9,459)	0	(9,459)

Comprehensive income					251,853	6,424	258,277
Issuance of common stock	16	1,182	0	0	1,182	0	1,182
Repurchase of common stock	(113)	0	(42,913)	0	(42,913)	0	(42,913)
Restricted stock units expensed	0	5,818	0	0	5,818	0	5,818
Acquisitions	0	0	0	0	0	62,189	62,189
Other	0	50	0	0	50	(9,949)	(9,899)

DECEMBER 31, 2011	9,621	$891,507	$1,835,086	$660,920	$3,387,513	$74,833	$3,462,346

See accompanying notes to consolidated financial statements.

38  |

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$148,486	$267,729	$202,419
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	5,649	7,185	(9,144)
Depreciation and amortization	70,572	53,587	31,172
Net realized investment losses (gains)	(35,857)	(36,362)	96,100
Decrease (increase) in receivables	(10,745)	7,647	21,035
Decrease (increase) in deferred policy acquisition costs	(5,891)	(13,910)	26,958
Increase (decrease) in unpaid losses and loss adjustment expenses, net	57,000	(109,371)	6,213
Increase (decrease) in unearned premiums, net	59,612	37,799	(91,933)
Increase (decrease) in payables to insurance companies	(3,665)	1,115	(8,260)
Other	26,157	7,872	7,903

NET CASH PROVIDED BY OPERATING ACTIVITIES	311,318	223,291	282,463

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	288,046	340,546	205,561
Proceeds from maturities, calls and prepayments of fixed maturities	343,502	383,618	312,951
Cost of fixed maturities and equity securities purchased	(713,102)	(957,193)	(726,954)
Net change in short-term investments	(216,972)	202,882	23,616
Acquisitions, net of cash acquired	(120,102)	(214,156)	(154,920)
Additions to property and equipment	(60,132)	(42,103)	(21,906)
Other	4,449	3,063	27,943

NET CASH USED BY INVESTING ACTIVITIES	(474,311)	(283,343)	(333,709)

FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	336,181	42,897	507,346
Repayment and retirement of senior long-term debt and other debt	(90,557)	(30,021)	(255,293)
Repurchases of common stock	(42,913)	(45,218)	0
Purchase of noncontrolling interest	0	(3,001)	0
Other	(8,122)	(10,267)	(441)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	194,589	(45,610)	251,612

Effect of foreign currency rate changes on cash and cash equivalents	(1,823)	427	9,749

Increase (decrease) in cash and cash equivalents	29,773	(105,235)	210,115
Cash and cash equivalents at beginning of year	745,259	850,494	640,379

CASH AND CASH EQUIVALENTS AT END OF YEAR	$775,032	$745,259	$850,494

See accompanying notes to consolidated financial statements.

|  39

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Corporation is a diverse financial holding company serving a variety of niche markets. Markel Corporation’s principal business markets and underwrites specialty insurance products. Markel Corporation also owns interests in various industrial and service businesses that operate outside of the specialty insurance marketplace.

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

40  |

1. Summary of Significant Accounting Policies (continued)

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

g) Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally four to 25 years, and are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable.

h) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives (generally, the life of the lease for leasehold improvements, 20 to 40 years for buildings, eight to 20 years for land improvements, three to 15 years for furniture and equipment and three to 25 years for other property and equipment).

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

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

k) Revenue Recognition. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded are netted against premiums written. The Company uses the periodic method to account for assumed reinsurance from foreign reinsurers. The Company’s foreign reinsurers provide sufficient information to record foreign assumed business in the same manner as the Company records assumed business from United States reinsurers. Other revenues primarily relate to the Company’s non-insurance operations and consist of revenues from the sale of manufactured products and service revenues. Revenues from manufactured products are generally recognized at the time title transfers to the customer, which occurs at the point of shipment or delivery to the customer, depending on the terms of the sales arrangement. Revenues from services are generally recognized as the services are performed. Services provided pursuant to a contract are recognized either over the contract period or upon completion of the elements specified in the contract, depending on the terms of the contract.

l) Stock-based Compensation. Stock-based compensation expense is recognized as part of underwriting, acquisition and insurance expenses over the requisite service period. Stock-based compensation expense, net of taxes, was $4.0 million in 2011, $2.1 million in 2010 and $1.8 million in 2009.

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

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income. The cumulative foreign currency translation adjustment, net of taxes, was a loss of $2.6 million at December 31, 2011 and a gain of $1.5 million at December 31, 2010.

n) Derivative Financial Instruments. Derivative instruments, including derivative instruments resulting from hedging activities, are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. The changes in fair value of derivatives are recognized in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

The Company’s foreign currency forward contracts are generally designated and qualified as hedges of a net investment in a foreign operation. The effective portion of the change in fair value resulting from these hedges is reported in currency translation adjustments as part of other comprehensive income. The ineffective portion of the change in fair value is recognized in earnings.

o) Comprehensive Income. Comprehensive income represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income, such as unrealized gains or losses on investments, foreign currency translation adjustments and changes in net actuarial pension loss.

42  |

1. Summary of Significant Accounting Policies (continued)

p) Net Income Per Share. Basic net income per share is computed by dividing net income to shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the year.

q) Recent Accounting Pronouncements. In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, to address diversity in practice within the insurance industry regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance specifies that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be capitalized. ASU No. 2010-26 becomes effective for the Company beginning January 1, 2012. The Company intends to adopt ASU No. 2010-26 prospectively and expects to defer fewer costs under this new guidance. The Company expects the adoption of this guidance to increase its underwriting, acquisition and insurance expenses for 2012 by approximately $40 million to $45 million, which will increase the expense ratio by approximately two points.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other. The Company adopted ASU No. 2011-08 for its 2011 annual goodwill impairment test. The adoption of ASU No. 2011-08 did not have an impact on the Company’s financial position, results of operations or cash flows.

|  43

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments

a) The following tables summarize the Company’s available-for-sale investments.

	December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S.government agencies	$299,413	$22,789	$(9)	$0	$322,193
Obligations of states, municipalities and political subdivisions	2,729,838	201,477	(794)	0	2,930,521
Foreign governments	572,253	45,629	(1,068)	0	616,814
Residential mortgage-backed securities	366,859	24,601	(18)	(2,258)	389,184
Asset-backed securities	16,096	731	(9)	0	16,818
Public utilities	63,965	5,462	0	0	69,427
All other corporate bonds	1,124,528	78,053	(2,750)	(6,614)	1,193,217

Total fixed maturities	5,172,952	378,742	(4,648)	(8,872)	5,538,174
Equity securities:
Insurance companies, banks and trusts	389,421	296,648	(1,366)	0	684,703
Industrial, consumer and all other	766,873	425,131	(2,780)	0	1,189,224

Total equity securities	1,156,294	721,779	(4,146)	0	1,873,927
Short-term investments	541,014	4	(4)	0	541,014

INVESTMENTS, AVAILABLE-FOR-SALE	$6,870,260	$1,100,525	$(8,798)	$(8,872)	$7,953,115

	December 31, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S.government agencies	$300,555	$20,832	$(49)	$0	$321,338
Obligations of states, municipalities and political subdivisions	2,767,169	61,620	(29,450)	0	2,799,339
Foreign governments	454,615	22,512	(1,397)	0	475,730
Residential mortgage-backed securities	409,415	29,664	(1,738)	(11,778)	425,563
Asset-backed securities	21,704	1,052	0	0	22,756
Public utilities	95,770	6,674	0	0	102,444
Convertible bonds	16,725	0	0	0	16,725
All other corporate bonds	1,191,027	85,902	(1,805)	(7,793)	1,267,331

Total fixed maturities	5,256,980	228,256	(34,439)	(19,571)	5,431,226
Equity securities:
Insurance companies, banks and trusts	388,848	323,634	(1,496)	0	710,986
Industrial, consumer and all other	607,240	404,444	(699)	0	1,010,985

Total equity securities	996,088	728,078	(2,195)	0	1,721,971
Short-term investments	325,336	4	0	0	325,340

INVESTMENTS, AVAILABLE-FOR-SALE	$6,578,404	$956,338	$(36,634)	$(19,571)	$7,478,537

44  |

2. Investments (continued)

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2011
	Less than 12 months			12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses		Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$32,384	$(9	) $	0	$0	$32,384	$(9)
Obligations of states, municipalities and political subdivisions	1,016	(2)		17,261	(792)	18,277	(794)
Foreign governments	40,340	(1,068)		0	0	40,340	(1,068)
Residential mortgage-backed securities	489	(2,263)		2,045	(13)	2,534	(2,276)
Asset-backed securities	0	0		32	(9)	32	(9)
All other corporate bonds	74,812	(7,829)		7,923	(1,535)	82,735	(9,364)

Total fixed maturities	149,041	(11,171)		27,261	(2,349)	176,302	(13,520)
Equity securities:
Insurance companies, banks and trusts	26,514	(1,366)		0	0	26,514	(1,366)
Industrial, consumer and all other	70,555	(2,774)		18,525	(6)	89,080	(2,780)

Total equity securities	97,069	(4,140)		18,525	(6)	115,594	(4,146)
Short-term investments	295,991	(4)		0	0	295,991	(4)

TOTAL	$542,101	$(15,315)		$45,786	$(2,355)	$587,887	$(17,670)

At December 31, 2011, the Company held 76 securities with a total estimated fair value of $587.9 million and gross unrealized losses of $17.7 million. Of these 76 securities, 17 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $45.8 million and gross unrealized losses of $2.4 million. Of these securities, 16 securities were fixed maturities and one was an equity security. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

|  45

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

	December 31, 2010
	Less than 12 months			12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses		Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$23,574	$(49	) $	0	$0	$23,574	$(49)
Obligations of states, municipalities and political subdivisions	942,935	(27,463)		22,468	(1,987)	965,403	(29,450)
Foreign governments	91,252	(1,238)		4,955	(159)	96,207	(1,397)
Residential mortgage-backed securities	20,972	(10,822)		10,534	(2,694)	31,506	(13,516)
All other corporate bonds	43,253	(9,123)		15,966	(475)	59,219	(9,598)

Total fixed maturities	1,121,986	(48,695)		53,923	(5,315)	1,175,909	(54,010)
Equity securities:
Insurance companies, banks and trusts	22,750	(1,496)		0	0	22,750	(1,496)
Industrial, consumer and all other	16,712	(699)		0	0	16,712	(699)

Total equity securities	39,462	(2,195)		0	0	39,462	(2,195)

TOTAL	$1,161,448	$(50,890)		$53,923	$(5,315)	$1,215,371	$(56,205)

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

46  |

2. Investments (continued)

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

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

c) The amortized cost and estimated fair value of fixed maturities at December 31, 2011 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$286,486	$290,942
Due after one year through five years	1,184,272	1,259,314
Due after five years through ten years	1,763,033	1,906,823
Due after ten years	1,556,206	1,675,093

	4,789,997	5,132,172

Residential mortgage-backed securities	366,859	389,184
Asset-backed securities	16,096	16,818

TOTAL FIXED MATURITIES	$5,172,952	$5,538,174

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.1 years.

d) The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Interest:
Municipal bonds (tax-exempt)	$94,457	$92,168	$83,695
Municipal bonds (taxable)	23,277	18,679	1,816
Taxable bonds	117,242	132,164	148,353
Short-term investments, including overnight deposits	2,484	2,850	5,597
Dividends on equity securities	35,996	33,128	24,883
Change in fair value of credit default swap	(4,103)	1,740	2,996
Other	2,135	1,337	(530)

	271,488	282,066	266,810
Investment expenses	(7,812)	(9,536)	(7,001)

NET INVESTMENT INCOME	$263,676	$272,530	$259,809

48  |

2. Investments (continued)

e) The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Cumulative credit loss, beginning of year	$10,307	$9,141	$0
Adoption of FASB ASC 320-10	0	0	237

Additions:
Other-than-temporary impairment losses not previously recognized	875	0	7,019
Increases related to other-than-temporary impairment losses previously recognized	10,203	1,185	2,062

Total additions	11,078	1,185	9,318
Reductions:
Sales of fixed maturities on which credit losses were recognized	(15)	(19)	(177)

Cumulative credit loss, end of year	$21,370	$10,307	$9,141

f) The following table presents net realized investment gains (losses) and the change in net unrealized gains on investments.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Realized gains:
Sales of fixed maturities	$17,035	$20,848	$5,752
Sales of equity securities	36,863	35,150	7,605
Other	2,626	1,966	5,781

Total realized gains	56,524	57,964	19,138

Realized losses:
Sales of fixed maturities	(410)	(1,470)	(25,230)
Sales of equity securities	(61)	0	(58)
Other-than-temporary impairments	(20,196)	(12,207)	(89,950)
Other	0	(7,925)	0

Total realized losses	(20,667)	(21,602)	(115,238)

NET REALIZED INVESTMENT GAINS (LOSSES)	$35,857	$36,362	$(96,100)

Change in net unrealized gains on investments:
Fixed maturities	$190,976	$23,855	$280,210
Equity securities	(8,250)	219,895	287,407
Short-term investments	(4)	(14)	(4)

NET INCREASE	$182,722	$243,736	$567,613

|  49

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

g) The following table presents other-than-temporary impairment losses recognized in net income and included in net realized investment gains (losses) by investment type.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Fixed maturities:
Corporate bonds	$0	$0	$(7,310)
Residential mortgage-backed securities	(11,078)	(1,185)	(3,541)
Other	0	0	(1,487)

Total fixed maturities	(11,078)	(1,185)	(12,338)

Equity securities:
Insurance companies, banks and trusts	(4,251)	(2,872)	(15,978)
Industrial, consumer and all other	(4,867)	(965)	(38,548)

Total equity securities	(9,118)	(3,837)	(54,526)

Investments in affiliates	0	0	(23,086)
Other	0	(7,185)	0

TOTAL	$(20,196)	$(12,207)	$(89,950)

h) The Company had $1.8 billion and $1.6 billion of investments and cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of default by the Company on its obligations at December 31, 2011 and 2010, respectively. These invested assets and the related liabilities are included on the Company’s consolidated balance sheets. The following discussion provides additional detail regarding irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company’s United States insurance companies had invested assets with a carrying value of $43.0 million and $43.3 million on deposit with state regulatory authorities at December 31, 2011 and 2010, respectively.

Invested assets with a carrying value of $65.4 million and $67.3 million at December 31, 2011 and 2010, respectively, were held in trust for the benefit of cedents of the Company’s United States insurance companies.

Invested assets with a carrying value of $56.8 million and $60.3 million at December 31, 2011 and 2010, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL’s accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $25.0 million and $33.7 million at December 31, 2011 and 2010, respectively, were held in trust for the benefit of MIICL’s United States surplus lines policyholders.

Banks have issued irrevocable undrawn letters of credit supporting the Company’s contingent liabilities related to certain reinsurance business written in the United States by MIICL. The Company had deposited invested assets with a carrying value of $24.3 million and $25.3 million at December 31, 2011 and 2010, respectively, as collateral against these letters of credit.

50  |

2. Investments (continued)

The Company had deposited $459.5 million and $352.2 million of invested assets with Lloyd’s to support its underwriting activities at December 31, 2011 and 2010, respectively. In addition, the Company had invested assets with a carrying value of $1.1 billion and $1.0 billion at December 31, 2011 and 2010, respectively, held in trust for the benefit of syndicate policyholders.

In accordance with the terms of its credit default swap agreement, the Company had $35.2 million and $34.3 million of invested assets on deposit at December 31, 2011 and 2010, respectively.

i) At December 31, 2011 and December 31, 2010, investments in U.S. Treasury securities and obligations of U.S. government agencies were the only investments in any one issuer that exceeded 10% of shareholders’ equity.

At December 31, 2011, the Company’s ten largest equity holdings represented $955.5 million, or 51%, of the equity portfolio. Investments in the property and casualty insurance industry represented $397.3 million, or 21%, of the equity portfolio at December 31, 2011. Investments in the property and casualty insurance industry included a $221.2 million investment in the common stock of Berkshire Hathaway Inc.

3. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2011	2010
Amounts receivable from agents, brokers and insureds	$283,248	$263,439
Trade accounts receivable	51,796	16,327
Employee stock loans receivable (see note 10)	13,142	13,694
Other	17,068	38,379

	365,254	331,839
Allowance for doubtful receivables	(15,017)	(13,332)

RECEIVABLES	$350,237	$318,507

|  51

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs acquired, deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Balance, beginning of year	$188,783	$156,797	$183,755
Policy acquisition costs of acquired insurance companies	0	18,076	0
Policy acquisition costs deferred	485,345	439,803	413,858
Amortization of policy acquisition costs	(479,454)	(425,893)	(440,816)

DEFERRED POLICY ACQUISITION COSTS	$194,674	$188,783	$156,797

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Amortization of policy acquisition costs	$479,454	$425,893	$440,816
Other operating expenses	330,725	298,983	295,844

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES	$810,179	$724,876	$736,660

5. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2011	2010
Land	$38,066	$35,105
Buildings	27,897	22,758
Leasehold improvements	50,195	45,512
Land improvements	29,477	24,711
Furniture and equipment	170,869	137,512
Other	65,790	16,577

	382,294	282,175
Accumulated depreciation and amortization	(137,445)	(122,608)

PROPERTY AND EQUIPMENT	$244,849	$159,567

Depreciation and amortization expense of property and equipment was $24.2 million, $19.5 million and $14.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company does not own any material properties. The Company leases substantially all of the facilities utilized by its insurance operations and certain furniture and equipment under operating leases. The Company’s non-insurance operations own certain of their facilities and lease others.

52  |

6. Goodwill and Intangible Assets

The following table presents the components of goodwill.

(dollars in thousands)	Excess and Surplus Lines Segment	Specialty Admitted Segment	London Insurance Market Segment	Other(1)	Total
January 1, 2010	$81,770	$1,888	$292,463	$26,398	$402,519
Acquisitions (see note 21)	0	63,026	0	2,569	65,595
Foreign currency movements	0	0	2,466	0	2,466

December 31, 2010	$81,770	$64,914	$294,929	$28,967	$470,580
Acquisitions (see note 21)	0	0	15,310	122,846	138,156
Foreign currency movements	0	0	(1,175)	0	(1,175)

DECEMBER 31, 2011	$81,770	$64,914	$309,064	$151,813	$607,561

(1)	Amounts included in Other above are related to the Company’s non-insurance operations.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. There were no indications of impairment during 2011 or 2010.

The following table presents the components of intangible assets.

	December 31,
(dollars in thousands)	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$200,926	$(26,159)	$132,110	$(23,949)
Trade names	47,649	(4,094)	34,127	(1,431)
Technology	33,753	(5,723)	25,753	(2,324)
Other	15,506	(1,861)	7,646	(779)

TOTAL	$297,834	$(37,837)	$199,636	$(28,483)

Amortization of intangible assets was $24.3 million, $16.8 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of intangible assets is estimated to be $25.8 million for 2012, $23.7 million for 2013, $21.7 million for 2014, $21.6 million for 2015 and $19.1 million for 2016. Indefinite-lived intangible assets were $4.1 million at December 31, 2011 and 2010.

In 2011, the Company acquired $113.7 million of intangible assets. The definite-lived intangible assets acquired are expected to be amortized over a weighted average period of 14.4 years. The definite-lived intangible assets acquired during 2011 include customer relationships, technology and trade names, which are expected to be amortized over a weighted average period of 15.9, 5.0 and 15.6 years, respectively.

|  53

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes

Income before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Domestic	$200,446	$174,543	$86,592
Foreign	(10,250)	120,968	112,045

INCOME BEFORE INCOME TAXES	$190,196	$295,511	$198,637

Income tax expense (benefit) includes the following components.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Current:
Domestic	$35,721	$22,875	$8,076
Foreign	340	(2,278)	(2,714)

Total current tax expense	36,061	20,597	5,362

Deferred:
Domestic	436	1,050	(6,763)
Foreign	5,213	6,135	(2,381)

Total deferred tax expense (benefit)	5,649	7,185	(9,144)

INCOME TAX EXPENSE (BENEFIT)	$41,710	$27,782	$(3,782)

Foreign income tax expense (benefit) includes United States tax expense (benefit) on foreign operations.

In 2011, income tax expense included a decrease in the provision for interest and penalties of $0.6 million. In 2010, income tax expense included a benefit from a reduction in the provision for interest and penalties of $3.9 million. In 2009, income tax benefit included an increase in the provision for interest and penalties of $2.7 million. At December 31, 2011 and 2010, other liabilities on the consolidated balance sheets included $1.8 million and $2.4 million, respectively, for potential payment of interest and penalties.

State income tax expense is not material to the consolidated financial statements.

The Company made income tax payments of $35.0 million, $24.0 million and $21.2 million in 2011, 2010 and 2009, respectively. Income taxes payable was $12.1 million at December 31, 2011 and was included in other liabilities on the consolidated balance sheet. Income taxes receivable was $15.9 million at December 31, 2010 and was included in other assets on the consolidated balance sheet. The income tax receivable at December 31, 2010 was due in part to the carryback of $27.5 million of capital losses generated as a result of sales of equity securities and fixed maturities that had tax bases in excess of fair value on the dates of sale.

54  |

7. Income Taxes (continued)

Reconciliations of the United States corporate income tax rate to the effective tax rate on income before income taxes are presented in the following table.

	Years Ended December 31,
	2011	2010	2009
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	(18)	(11)	(14)
Uncertain tax positions	(2)	(1)	2
Tax credits	0	1	(3)
Foreign operations	6	(13)	(21)
Other	1	(2)	(1)

EFFECTIVE TAX RATE	22%	9%	(2%)

The 2011 effective tax rate included a 6% income tax expense related to foreign operations, which was primarily the result of a change in the U.K. tax rate that reduced the deferred tax assets to be realized in the future and the impact of applying a lower foreign tax rate to 2011 losses from foreign operations. The 2010 effective tax rate included a 13% income tax benefit related to foreign operations, of which 11% was a result of a change in the Company’s plans regarding the amount of earnings considered reinvested indefinitely in foreign subsidiaries. The 2009 effective tax rate included a 21% income tax benefit related to foreign operations, of which 17% was the result of a one-time tax benefit related to a change in the United Kingdom tax law that became effective in the third quarter of 2009.

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2011	2010
Assets:
Differences between financial reporting and tax bases	$101,152	$101,822
Unpaid losses and loss adjustment expenses not yet deductible for income tax purposes	98,571	105,183
Unearned premiums recognized for income tax purposes	39,110	36,416
Other-than-temporary impairments not yet deductible for income tax purposes	43,387	42,377
Net operating loss carryforwards	85,700	93,864
Tax credit carryforwards	31,718	25,582

Total gross deferred tax assets	399,638	405,244

Liabilities:
Differences between financial reporting and tax bases	21,114	17,370
Deferred policy acquisition costs	44,730	44,813
Net unrealized gains on investments	315,692	260,791
Amortization of goodwill and other intangible assets	29,205	21,251

Total gross deferred tax liabilities	410,741	344,225

NET DEFERRED TAX ASSET (LIABILITY)	$(11,103)	$61,019

|  55

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes (continued)

The net deferred tax liability at December 31, 2011 was included in other liabilities on the consolidated balance sheet. The net deferred tax asset at December 31, 2010 was included in other assets on the consolidated balance sheet.

At December 31, 2011, the Company had tax credit carryforwards of $31.7 million. The earliest any of these credits will expire is 2019.

At December 31, 2011, the Company had net operating losses of $317.2 million. These losses can be carried forward indefinitely to offset future taxable income in the United Kingdom. Of the $317.2 million of net operating losses, $63.3 million also can be utilized to offset future income that is taxable in the United States from Markel Capital Limited, a wholly-owned subsidiary. The Company’s ability to utilize these losses in the United States expires between the years 2020 and 2026.

The Company estimates that it will realize $399.6 million of the gross deferred tax assets, including net operating losses, recorded at December 31, 2011 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities.

At December 31, 2011, the Company had unrecognized tax benefits of $19.6 million. If recognized, $16.0 million of these tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any significant changes in unrecognized tax benefits during 2012.

The following table presents a reconciliation of unrecognized tax benefits.

	Years Ended December 31,
(dollars in thousands)	2011	2010
Unrecognized tax benefits, beginning of year	$24,585	$24,940
Increases based upon tax positions taken during the current year	864	863
Increases for tax positions taken in prior years	156	342
Decreases for tax positions taken in prior years	(3,309)	(744)
Settlement with taxing authorities	(1,526)	0
Lapse of statute of limitations	(1,184)	(816)

UNRECOGNIZED TAX BENEFITS, END OF YEAR	$19,586	$24,585

Provisions for United States income taxes on undistributed earnings of foreign subsidiaries are made only on those amounts in excess of the amounts that are considered to be reinvested indefinitely. At December 31, 2011, earnings of the Company’s foreign subsidiaries are considered reinvested indefinitely and no provision for United States income taxes has been recorded. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings due to the complexity of this calculation.

The Company is subject to income tax in the United States and in foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2008.

56  |

8. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$4,600,316	$4,540,654	$4,465,481
Foreign currency movements, commutations and other	(7,496)	(5,070)	86,362

ADJUSTED NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	4,592,820	4,535,584	4,551,843

Incurred losses and loss adjustment expenses:
Current year	1,563,993	1,224,270	1,228,152
Prior years	(354,007)	(278,041)	(235,289)

TOTAL INCURRED LOSSES AND LOSS ADJUSTMENT EXPENSES	1,209,986	946,229	992,863

Payments:
Current year	291,837	269,469	247,814
Prior years	898,318	796,138	759,522

TOTAL PAYMENTS	1,190,155	1,065,607	1,007,336

Effect of foreign currency rate changes	(4,884)	1,773	3,284
Net reserves for losses and loss adjustment expenses of acquired insurance companies	0	182,337	0

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	4,607,767	4,600,316	4,540,654

Reinsurance recoverable on unpaid losses	791,102	798,090	886,442

GROSS RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$5,398,869	$5,398,406	$5,427,096

Beginning of year net reserves for losses and loss adjustment expenses are adjusted, when applicable, for the impact of changes in foreign currency rates, commutations and other items. In 2011, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $14.1 million in foreign currency rates of exchange, which was offset in part by increases for other items including commutations. In 2010, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $19.1 million in foreign currency rates of exchange, which was offset in part by increases for other items including commutations. In 2009, beginning of year net reserves for losses and loss adjustment expenses were increased by a movement of $74.8 million in foreign currency rates of exchange, most notably between the United States Dollar and the United Kingdom Sterling.

|  57

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses (continued)

Current year incurred losses and loss adjustment expenses for 2011 included $150.9 million of estimated net losses related to the Thai floods, Hurricane Irene, U.S. tornadoes, Japanese earthquake and tsunami, Australian floods and New Zealand earthquakes. The estimated net losses on these natural catastrophes were net of estimated reinsurance recoverables of $36.3 million.

In 2011, incurred losses and loss adjustment expenses included $354.0 million of favorable development on prior years’ loss reserves, which was primarily due to $265.8 million of loss reserve redundancies experienced at Markel International and on the professional and products liability and casualty programs within the Excess and Surplus Lines segment as actual claims reporting patterns on prior accident years have been more favorable than the Company’s actuarial analyses initially anticipated.

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

In 2009, incurred losses and loss adjustment expenses included $235.3 million of favorable development on prior years’ loss reserves, which was primarily due to $205.6 million of loss reserve redundancies experienced at Markel International and on the professional and products liability programs within the Excess and Surplus Lines segment as actual claims reporting patterns on prior accident years were more favorable than initially anticipated within the Company’s actuarial analyses. The favorable development on prior years’ loss reserves in 2009 was partially offset by $10.0 million of adverse development on asbestos and environmental loss reserves following the Company’s actuarial review of these exposures.

During the third quarter of each of the past three years, the Company completed an in-depth, actuarial review of its asbestos and environmental exposures. During the 2011 and 2010 reviews, the Company determined that no adjustment to loss reserves was necessary. During the 2009 review, the Company increased its estimate of the number of claims that would ultimately be closed with an indemnity payment. In 2009, the Company’s actuarial estimate of the ultimate liability for asbestos and environmental loss reserves was increased, and management increased prior years’ loss reserves for asbestos and environmental exposures accordingly.

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

58  |

8. Unpaid Losses and Loss Adjustment Expenses (continued)

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

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Unpaid Losses and Loss Adjustment Expenses (continued)

The following table provides a reconciliation of beginning and ending A&E reserves for losses and loss adjustment expenses, which are a component of consolidated unpaid losses and loss adjustment expenses. Amounts included in the following table are presented before consideration of reinsurance allowances.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	$216,034	$229,030	$238,272
Commutations and other	36,271	111	(500)

ADJUSTED NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, BEGINNING OF YEAR	252,305	229,141	237,772
Incurred losses and loss adjustment expenses	(134)	(428)	2,657
Payments	(7,399)	(12,679)	(11,399)

NET RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	244,772	216,034	229,030

Reinsurance recoverable on unpaid losses	89,391	132,021	153,078

GROSS RESERVES FOR A&E LOSSES AND LOSS ADJUSTMENT EXPENSES, END OF YEAR	$334,163	$348,055	$382,108

Commutations and other for the year ended December 31, 2011 included a $40.0 million adjustment related to commutations completed by Markel International, which involved the termination of ceded reinsurance contracts. The adjustment was made with respect to commuted recoverables where the amount of the balance due from reinsurers was offset in full by a provision within the reinsurance allowance. The adjustment reduced the reinsurance recoverable on unpaid losses with a corresponding reduction to the reinsurance allowance for doubtful accounts. Accordingly, there was no impact on the reinsurance recoverable on unpaid losses or on net reserves for A&E losses and loss adjustment expenses, net of the reinsurance allowance, for any period presented. See note 13 for further discussion of the corresponding reduction to the reinsurance allowance.

At December 31, 2011, asbestos-related reserves were $257.8 million and $184.8 million on a gross and net basis, respectively. Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $143.8 million and $101.0 million, respectively, at December 31, 2011. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $363.1 million at December 31, 2011, which includes $71.1 million of litigation-related expense.

The Company’s reserves for losses and loss adjustment expenses related to A&E exposures represent management’s best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company’s statistical analysis of these reserves is reviewed by the Company’s independent actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company’s gross and net A&E reserves at December 31, 2011 are adequate.

60  |

9. Senior Long-Term Debt and Other Debt

The following table summarizes the Company’s senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2011	2010
6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $314 in 2011 and $582 in 2010	$246,351	$246,083

7.125% unsecured senior notes, due September 30, 2019, interest payable semi-annually, net of unamortized discount of $2,192 in 2011 and $2,474 in 2010	347,808	347,526

5.35% unsecured senior notes, due June 1, 2021, interest payable semi-annually, net of unamortized discount of $1,944 in 2011	248,056	0

7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $2,397 in 2011 and $2,503 in 2010	197,603	197,497

7.50% unsecured senior debentures, due August 22, 2046, interest payable quarterly, net of unamortized discount of $3,976 in 2011 and $4,091 in 2010	146,024	145,909

Subsidiary debt, at various interest rates ranging from 2.8% to 6.5%	107,678	78,932

SENIOR LONG-TERM DEBT AND OTHER DEBT	$1,293,520	$1,015,947

On June 1, 2011, the Company issued $250 million of 5.35% unsecured senior notes due June 1, 2021. Net proceeds to the Company were $247.9 million, which will be used for general corporate purposes, including acquisitions. In addition, proceeds may be used to repay other of the Company’s outstanding debt.

On September 23, 2011, the Company entered into an amended and restated revolving credit facility, which provides $150 million of capacity for working capital and other general corporate purposes. The capacity of the revolving credit facility may be increased to $300 million subject to certain terms and conditions. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.25% at December 31, 2011) on the unused portion of the facility based on the Company’s debt to equity leverage ratio as calculated under the agreement. At December 31, 2011, the Company had no borrowings outstanding under the facility. This facility replaced the Company’s previous $270 million revolving credit facility and expires in September 2015.

At December 31, 2011, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company is not in compliance with its covenants, the Company’s access to the credit facility could be restricted. While the Company believes this to be unlikely, the inability to access the credit facility could adversely affect the Company’s liquidity.

|  61

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Senior Long-Term Debt and Other Debt (continued)

The Company’s 7.125% unsecured senior notes, 5.35% unsecured senior notes and 7.50% unsecured senior debentures are redeemable by the Company at any time. None of the Company’s other senior long-term debt is redeemable. None of the Company’s senior long-term debt is subject to any sinking fund requirements.

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

The estimated fair value based on quoted market prices of the Company’s senior long-term debt and other debt was $1.4 billion and $1.1 billion at December 31, 2011 and 2010, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of December 31, 2011.

Years Ending December 31,	(dollars in thousands)
2012	$5,876
2013	272,365
2014	6,229
2015	4,619
2016	14,209
2017 and thereafter	1,001,045

TOTAL PRINCIPAL PAYMENTS	$1,304,343
Unamortized discount	(10,823)

SENIOR LONG-TERM DEBT AND OTHER DEBT	$1,293,520

The Company paid $84.1 million, $72.9 million and $47.1 million in interest on its senior long-term debt and other debt during the years ended December 31, 2011, 2010 and 2009, respectively.

62  |

10. Shareholders’ Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,620,985 shares and 9,717,928 shares were issued and outstanding at December 31, 2011 and 2010, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at December 31, 2011 or 2010.

The Company’s Board of Directors has approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2011, the Company had repurchased 118,056 shares of common stock at a cost of $44.6 million under the Program.

b) Net income per share was determined by dividing net income to shareholders by the applicable weighted average shares outstanding.

	Years Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Net income to shareholders	$142,026	$266,793	$201,638

Basic common shares outstanding	9,686	9,768	9,815
Dilutive potential common shares	40	17	11

Diluted shares outstanding	9,726	9,785	9,826

Basic net income per share	$14.66	$27.31	$20.54

Diluted net income per share	$14.60	$27.27	$20.52

Average closing common stock market prices are used to calculate the dilutive effect attributable to restricted stock.

c) The Company’s Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company’s common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan’s loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. The Company has authorized 100,000 shares for purchase under this plan, of which 52,703 and 60,931 shares were available for purchase at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $13.1 million and $13.7 million, respectively.

d) The Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan) provides for grants or awards of cash, restricted stock, restricted stock units, performance grants and other stock-based awards to employees and directors. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). At December 31, 2011, there were 118,177 shares reserved for issuance under the Omnibus Incentive Plan.

|  63

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Shareholder’s Equity (continued)

Restricted stock units are awarded to certain associates and executive officers based upon meeting performance conditions determined by the Compensation Committee. These awards generally vest at the end of the fifth year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company’s common stock for each vested restricted stock unit. During 2011, the Company awarded 12,770 restricted stock units to certain associates and executive officers based on performance conditions being met.

Restricted stock units also are awarded to certain associates and executive officers to assist the Company in retaining the services of key employees. During 2011, the Company awarded 4,902 restricted stock units to associates and executive officers as a retention incentive. These awards generally vest over a five-year period and entitle the recipient to receive one share of the Company’s common stock for each vested restricted stock unit.

During 2011, the Company awarded 1,379 shares of restricted stock to its non-employee directors. The shares awarded to non-employee directors will vest in 2012.

The following table summarizes nonvested share-based awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards at January 1, 2011	44,924	$384.54
Granted	19,051	408.60
Vested	(12,813)	410.22
Forfeited	(896)	405.23

Nonvested awards at December 31, 2011	50,266	$386.74

The fair value of the Company’s share-based awards is determined based on the average price of the Company’s common shares on the grant date. The weighted average grant-date fair value of the Company’s share-based awards granted in 2011, 2010 and 2009 was $408.60, $358.48 and $275.93, respectively. As of December 31, 2011, unrecognized compensation cost related to nonvested share-based awards was $12.0 million, which is expected to be recognized over a weighted average period of 3.4 years. The fair value of the Company’s share-based awards that vested during 2011, 2010 and 2009 was $5.3 million, $1.4 million and $2.6 million, respectively.

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

64  |

10. Shareholder’s Equity (continued)

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

The following table summarizes additional information with respect to these options.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value (in millions)
Outstanding and Exercisable, January 1, 2011	50,521	$229.80
Exercised	5,660	$208.88

Outstanding and Exercisable, December 31, 2011	44,861	$232.44	6.4	$8.3

During 2011, 5,660 options were exercised under the Aspen Option Plans, resulting in cash proceeds of $1.2 million and a current tax benefit of $0.4 million. The intrinsic value of options exercised in 2011 was $1.1 million. During 2010, 7,595 options were exercised under the Aspen Option Plans, resulting in cash proceeds of $1.5 million and a current tax benefit of $0.4 million. The intrinsic value of options exercised in 2010 was $1.3 million.

11. Other Comprehensive Income

Other comprehensive income includes net holding gains arising during the period, unrealized other-than-temporary impairment losses on fixed maturities arising during the period and reclassification adjustments for net gains (losses) included in net income. Other comprehensive income also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss.

The following table summarizes the deferred tax expense (benefit) associated with each component of other comprehensive income.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Change in net unrealized gains on investments:
Net holding gains arising during the period	$68,064	$96,555	$190,978
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	2,107	316	(1,118)
Reclassification adjustments for net gains (losses) included in net income	(10,890)	(16,624)	25,912
Change in net unrealized gains on investments	59,281	80,247	215,772
Change in foreign currency translation adjustments	250	6,579	6,825
Change in net actuarial pension loss	(3,153)	1,069	2,859

TOTAL	$56,378	$87,895	$225,456

|  65

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

Fair value for investments available-for-sale is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices, fixed maturities are classified as Level 2 investments. The fair value of fixed maturities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based

66  |

12. Fair Value Measurements (continued)

upon available market observable data described above. If there are no recent reported trades, the fair value of fixed maturities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Significant inputs used to determine the fair value of obligations of states, municipalities and political subdivisions, corporate bonds and obligations of foreign governments include reported trades, benchmark yields, issuer spreads, bids, offers, credit information and estimated cash flows. Significant inputs used to determine the fair value of residential mortgage-backed securities include the type of underlying mortgage loans, benchmark yields, prepayment speeds, collateral information, tranche type and volatility, estimated cash flows, credit information, default rates, recovery rates, issuer spreads and the year of issue.

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

	December 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$322,193	$0	$322,193
Obligations of states, municipalities and political subdivisions	0	2,930,521	0	2,930,521
Foreign governments	0	616,814	0	616,814
Residential mortgage-backed securities	0	389,184	0	389,184
Asset-backed securities	0	16,818	0	16,818
Public utilities	0	69,427	0	69,427
All other corporate bonds	0	1,193,217	0	1,193,217

Total fixed maturities	0	5,538,174	0	5,538,174

Equity securities:
Insurance companies, banks and trusts	684,703	0	0	684,703
Industrial, consumer and all other	1,189,224	0	0	1,189,224

Total equity securities	1,873,927	0	0	1,873,927

Short-term investments	477,348	63,666	0	541,014

Total investments available-for-sale	2,351,275	5,601,840	0	7,953,115

Liabilities:
Derivative contracts	$0	$0	$29,331	$29,331

|  67

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Fair Value Measurements (continued)

	December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$0	$321,338	$0	$321,338
Obligations of states, municipalities and political subdivisions	0	2,799,339	0	2,799,339
Foreign governments	0	475,730	0	475,730
Residential mortgage-backed securities	0	425,563	0	425,563
Asset-backed securities	0	22,756	0	22,756
Public utilities	0	102,444	0	102,444
Convertible bonds	0	16,725	0	16,725
All other corporate bonds	0	1,267,331	0	1,267,331

Total fixed maturities	0	5,431,226	0	5,431,226

Equity securities:
Insurance companies, banks and trusts	710,986	0	0	710,986
Industrial, consumer and all other	1,010,985	0	0	1,010,985

Total equity securities	1,721,971	0	0	1,721,971

Short-term investments	269,466	55,874	0	325,340

Total investments available-for-sale	1,991,437	5,487,100	0	7,478,537

Liabilities:
Derivative contracts	$0	$0	$25,228	$25,228

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	2011		2010
Derivatives, Beginning of Period	$25,228		$26,968
Total losses (gains) included in:
Net income	4,103		(1,740)
Other comprehensive income	0		0
Transfers into Level 3	0		0
Transfers out of Level 3	0		0

Derivatives, End of Period	$29,331		$25,228

Net unrealized losses (gains) included in net income relating to liabilities held at December 31, 2011 and 2010	$4,103	(1)	$(1,740	)(1)

(1)	Included in net investment income in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during 2011 or 2010. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2011 and 2010.

68  |

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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2011 and 2010, balances recoverable from the Company’s ten largest reinsurers, by group, represented approximately 72% and 63%, respectively, of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances. At December 31, 2011, the Company’s largest reinsurance balance was due from the Munich Re Group and represented 18% of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements.

The following table summarizes the Company’s reinsurance allowance for doubtful accounts.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
REINSURANCE ALLOWANCE, BEGINNING OF YEAR	$155,190	$151,339	$155,882
Additions	8,504	7,927	686
Deductions	(94,627)	(4,076)	(5,229)

REINSURANCE ALLOWANCE, END OF YEAR	$69,067	$155,190	$151,339

Deductions for the year ended December 31, 2011 included a $78.5 million adjustment related to commutations completed by Markel International, which involved the termination of ceded reinsurance contracts. Of the total adjustment, $40.0 million related to reinsurance recoverables on losses and loss adjustment expenses for A&E related exposures. The adjustment had no impact on the reinsurance recoverable on unpaid losses, net of the reinsurance allowance, for any period presented.

Management believes the Company’s reinsurance allowance for doubtful accounts is adequate at December 31, 2011; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges.

The following table summarizes the effect of reinsurance on premiums written and earned.

	Years Ended December 31,
(dollars in thousands)	2011		2010		2009
	Written	Earned	Written	Earned	Written	Earned
Direct	$1,957,397	$1,873,512	$1,704,684	$1,681,027	$1,683,355	$1,808,471
Assumed	333,854	338,183	277,783	253,654	222,538	218,309
Ceded	(249,413)	(232,355)	(213,349)	(203,760)	(191,484)	(210,945)

NET PREMIUMS	$2,041,838	$1,979,340	$1,769,118	$1,730,921	$1,714,409	$1,815,835

|  69

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Reinsurance (continued)

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $159.8 million, $61.3 million and $51.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The percentage of assumed earned premiums to net earned premiums was 17%, 15% and 12% for the years ended December 31, 2011, 2010 and 2009, respectively.

14. Commitments and Contingencies

a) The Company leases substantially all of its facilities and certain furniture and equipment under noncancelable operating leases with remaining terms up to ten years.

The following table summarizes the Company’s minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2011.

Years Ending December 31,	(dollars in thousands)
2012	$21,460
2013	21,724
2014	20,553
2015	18,870
2016	13,633
2017 and thereafter	35,188

TOTAL	$131,428

Rental expense was $25.8 million, $22.9 million and $19.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

b) Contingencies arise in the normal course of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations.

70  |

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

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Net income	$180,744	$165,605	$129,035

Statutory capital and surplus	$1,460,813	$1,456,879	$1,265,621

The laws of the domicile states of the Company’s domestic insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company’s domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2011, the Company’s domestic insurance subsidiaries could pay up to $222.2 million during the following 12 months under the ordinary dividend regulations.

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

The following table summarizes MIICL’s FSA Return net income and policyholders’ surplus.

	Years Ended December 31,
(dollars in thousands)	2011(1)	2010	2009
Net income	$13,229	$80,688	$80,193

Policyholders’ surplus	$426,655	$516,110	$382,741

(1)	Estimated and unaudited.

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

All investing activities related to our insurance operations are included in the Investing segment. For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with acquisitions. The Company’s non-insurance operations primarily consist of controlling interests in various industrial and service businesses. For purposes of segment reporting, the Company’s non-insurance operations are not considered to be a reportable operating segment.

The following table summarizes the Company’s gross written premiums by country. Gross written premiums are attributed to individual countries based upon location of risk.

	Years Ended December 31,
(dollars in thousands)	2011	% of Total	2010	% of Total	2009	% of Total
United States	$1,590,238	69%	$1,433,185	72%	$1,417,497	74%
United Kingdom	139,349	6	137,502	7	136,907	7
Canada	126,434	6	92,017	5	35,685	2
Other countries	435,230	19	319,763	16	315,804	17

TOTAL	$2,291,251	100%	$1,982,467	100%	$1,905,893	100%

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

72  |

17. Segment Reporting Disclosures (continued)

a) The following tables summarize the Company’s segment disclosures.

	Year Ended December 31, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$893,427	$572,392	$825,301	$131	$0	$2,291,251
Net written premiums	772,279	543,213	726,359	(13)	0	2,041,838

Earned premiums	756,306	527,293	695,753	(12)	0	1,979,340
Losses and loss adjustment expenses	(318,583)	(364,144)	(531,625)	4,366	0	(1,209,986)
Amortization of policy acquisition costs	(172,269)	(129,731)	(177,454)	0	0	(479,454)
Other operating expenses	(156,419)	(78,509)	(96,149)	352	0	(330,725)

Underwriting profit (loss)	109,035	(45,091)	(109,475)	4,706	0	(40,825)

Net investment income	0	0	0	0	263,676	263,676
Net realized investment gains	0	0	0	0	35,857	35,857
Other revenues (insurance)	0	33,545	0	0	0	33,545
Other expenses (insurance)	0	(33,722)	0	0	0	(33,722)

Segment profit (loss)	$109,035	$(45,268)	$(109,475)	$4,706	$299,533	$258,531

Other revenues (non-insurance)						317,532
Other expenses (non-insurance)						(275,324)
Amortization of intangible assets						(24,291)
Interest expense						(86,252)

INCOME BEFORE INCOME TAXES						$190,196

U.S. GAAP combined ratio(1)	86%	109%	116%	NM (2)		102%

	Year Ended December 31, 2010
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$898,409	$375,036	$708,968	$54	$0	$1,982,467
Net written premiums	797,518	348,634	622,799	167	0	1,769,118

Earned premiums	809,672	343,574	577,507	168	0	1,730,921
Losses and loss adjustment expenses	(413,998)	(208,519)	(320,350)	(3,362)	0	(946,229)
Amortization of policy acquisition costs	(190,903)	(85,521)	(149,469)	0	0	(425,893)
Other operating expenses	(169,221)	(48,283)	(81,553)	74	0	(298,983)

Underwriting profit (loss)	35,550	1,251	26,135	(3,120)	0	59,816

Net investment income	0	0	0	0	272,530	272,530
Net realized investment gains	0	0	0	0	36,362	36,362
Other revenues (insurance)	0	12,354	6,753	0	0	19,107
Other expenses (insurance)	0	(16,055)	(5,854)	0	0	(21,909)

Segment profit (loss)	$35,550	$(2,450)	$27,034	$(3,120)	$308,892	$365,906

Other revenues (non-insurance)						166,473
Other expenses (non-insurance)						(146,381)
Amortization of intangible assets						(16,824)
Interest expense						(73,663)

INCOME BEFORE INCOME TAXES						$295,511

U.S. GAAP combined ratio(1)	96%	100%	95%	NM (2)		97%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

|  73

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Segment Reporting Disclosures (continued)

	Year Ended December 31, 2009
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Investing	Consolidated
Gross premium volume	$962,702	$301,827	$641,226	$138	$0	$1,905,893
Net written premiums	869,695	279,266	566,046	(598)	0	1,714,409

Earned premiums	940,098	303,897	572,438	(598)	0	1,815,835
Losses and loss adjustment expenses	(504,631)	(186,215)	(298,741)	(3,276)	0	(992,863)
Amortization of policy acquisition costs	(221,518)	(72,306)	(146,992)	0	0	(440,816)
Other operating expenses	(177,707)	(43,052)	(74,243)	(842)	0	(295,844)

Underwriting profit (loss)	36,242	2,324	52,462	(4,716)	0	86,312

Net investment income	0	0	0	0	259,809	259,809
Net realized investment losses	0	0	0	0	(96,100)	(96,100)
Other revenues (insurance)	0	0	4,116	0	0	4,116
Other expenses (insurance)	0	0	(3,248)	0	0	(3,248)

Segment profit (loss)	$36,242	$2,324	$53,330	$(4,716)	$163,709	$250,889

Other revenues (non-insurance)						85,666
Other expenses (non-insurance)						(77,251)
Amortization of intangible assets						(6,698)
Interest expense						(53,969)

INCOME BEFORE INCOME TAXES						$198,637

U.S. GAAP combined ratio(1)	96%	99%	91%	NM (2)		95%

(1)

The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

b) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2011
Excess and Surplus Lines	$73,403	$382,632	$2,235,218
Specialty Admitted	54,399	238,581	717,642
London Insurance Market	66,872	294,717	1,981,895
Other Insurance (Discontinued Lines)	0	0	464,114

TOTAL	$194,674	$915,930	$5,398,869

December 31, 2010
Excess and Surplus Lines	$73,368	$356,277	$2,442,987
Specialty Admitted	54,669	222,965	628,775
London Insurance Market	60,746	260,295	1,820,399
Other Insurance (Discontinued Lines)	0	0	506,245

TOTAL	$188,783	$839,537	$5,398,406

74  |

17. Segment Reporting Disclosures (continued)

c) The following table summarizes segment earned premiums by major product grouping.

(dollars in thousands)	Property	Casualty	Professional/ Products Liability	Workers’ Compensation	Other	Consolidated
Year Ended December 31, 2011
Excess and Surplus Lines	$124,798	$213,632	$318,546	$0	$99,330	$756,306
Specialty Admitted	135,077	122,180	18,625	200,797	50,614	527,293
London Insurance Market	231,798	117,022	173,141	0	173,792	695,753
Other Insurance (Discontinued Lines)	0	0	0	0	(12)	(12)

EARNED PREMIUMS	$491,673	$452,834	$510,312	$200,797	$323,724	$1,979,340

Year Ended December 31, 2010
Excess and Surplus Lines	$145,250	$191,770	$339,427	$0	$133,225	$809,672
Specialty Admitted	121,268	118,253	17,085	36,853	50,115	343,574
London Insurance Market	201,796	50,244	176,767	0	148,700	577,507
Other Insurance (Discontinued Lines)	0	0	0	0	168	168

EARNED PREMIUMS	$468,314	$360,267	$533,279	$36,853	$332,208	$1,730,921

Year Ended December 31, 2009
Excess and Surplus Lines	$174,046	$233,955	$322,822	$0	$209,275	$940,098
Specialty Admitted	131,362	130,566	0	0	41,969	303,897
London Insurance Market	200,410	46,327	190,394	0	135,307	572,438
Other Insurance (Discontinued Lines)	0	0	0	0	(598)	(598)

EARNED PREMIUMS	$505,818	$410,848	$513,216	$0	$385,953	$1,815,835

The Company does not manage products at this level of aggregation. The Company offers over 100 product lines and manages these products in logical groupings within each operating segment.

d) The following table reconciles segment assets to the Company’s consolidated balance sheets.

	December 31,
(dollars in thousands)	2011	2010	2009
Segment Assets:
Investing	$8,692,391	$8,198,401	$7,844,052
Underwriting	2,209,431	2,273,621	2,214,991

TOTAL SEGMENT ASSETS	$10,901,822	$10,472,022	$10,059,043

Non-insurance operations	630,281	353,567	182,853

TOTAL ASSETS	$11,532,103	$10,825,589	$10,241,896

|  75

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Employee Benefit Plans

a) The Company maintains defined contribution plans for employees of its United States insurance operations in accordance with Section 401(k) of the Internal Revenue Code. Employees of the Company’s non-insurance subsidiaries are provided post-retirement benefits under separate plans. The Company also provides another defined contribution plan for Markel International employees. This plan is in line with local market terms and conditions of employment. Expenses relating to the Company’s defined contribution plans were $17.8 million, $14.4 million and $13.1 million in 2011, 2010 and 2009, respectively.

b) The Terra Nova Pension Plan is a defined benefit plan which covers Markel International employees who meet the eligibility conditions set out in the plan. The plan has been closed to new participants since 2001. The cost of providing pensions for employees is charged to earnings over the average working life of employees according to actuarial recommendations. Final benefits are based on the employee’s years of credited service and the higher of pensionable compensation received in the calendar year preceding retirement or the best average pensionable compensation received in any three consecutive years in the ten years preceding retirement. Effective April 1, 2012, employees will no longer accrue benefits for future service in the Terra Nova Pension Plan. The Company uses December 31 as the measurement date for the Terra Nova Pension Plan.

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized on the accompanying consolidated balance sheets of the Company.

	Years Ended December 31,
(dollars in thousands)	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$130,266	$125,052
Service cost	1,357	1,238
Interest cost	7,115	6,812
Participant contributions	319	271
Benefits paid	(3,045)	(4,004)
Actuarial loss	6,440	5,499
Effect of foreign currency rate changes	(1,289)	(4,602)

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$141,163	$130,266

Change in plan assets:
Fair value of plan assets at beginning of period	$134,589	$120,092
Actual gain on plan assets	1,755	16,099
Employer contributions	6,786	6,560
Participant contributions	319	271
Benefits paid	(3,045)	(4,004)
Effect of foreign currency rate changes	(1,079)	(4,429)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$139,325	$134,589

Funded status of the plan	$(1,838)	$4,323

Net actuarial pension loss	56,676	44,064

TOTAL	$54,838	$48,387

Net actuarial pension loss is recognized as a component of accumulated other comprehensive income, net of a tax benefit of $15.5 million and $12.3 million in 2011 and 2010, respectively. The liability for pension benefits, also referred to as the funded status of the plan, at December 31, 2011 was included in other liabilities on the consolidated balance sheet. The asset for pension benefits at December 31, 2010 was included in other assets on the consolidated balance sheet.

76  |

18. Employee Benefit Plans (continued)

The following table summarizes the components of net periodic benefit cost and the weighted average assumptions for the Terra Nova Pension Plan.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$1,357	$1,238	$1,374
Interest cost	7,115	6,812	5,881
Expected return on plan assets	(9,834)	(8,645)	(6,877)
Amortization of net actuarial pension loss	1,908	1,931	1,990

NET PERIODIC BENEFIT COST	$546	$1,336	$2,368

Weighted average assumptions as of December 31:
Discount rate	4.8%	5.4%	5.8%
Expected return on plan assets	6.6%	6.8%	7.2%
Rate of compensation increase	3.2%	4.5%	4.5%

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

Management’s discount rate and rate of compensation increase assumptions at December 31, 2011 were used to calculate the Company’s projected benefit obligation. Management’s discount rate, expected return on plan assets and rate of compensation increase assumptions at December 31, 2010 were used to calculate the net periodic benefit cost for 2011. The Company estimates that net periodic benefit cost in 2012 will include an expense of $2.5 million resulting from the amortization of the net actuarial pension loss included as a component of accumulated other comprehensive income at December 31, 2011.

The fair values of each of the plan’s assets are measured using quoted prices in active markets for identical assets, which represent Level 1 inputs within the fair value hierarchy established in FASB ASC 820-10. The following table summarizes the fair value of plan assets as of December 31, 2011 and 2010.

	December 31,
(dollars in thousands)	2011	2010
Plan assets:
Fixed maturity index funds	$52,576	$31,230
Equity security index funds	86,733	103,273
Cash and cash equivalents	16	86

TOTAL	$139,325	$134,589

|  77

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Employee Benefit Plans (continued)

The Company’s target asset allocation for the plan is 66% equity securities and 34% fixed maturities. At December 31, 2011, the actual allocation of assets in the plan was 62% equity securities and 38% fixed maturities. At December 31, 2010, the actual allocation of plan assets was 77% equity securities and 23% fixed maturities.

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

At December 31, 2011 and 2010, the fair value of plan assets exceeded the plan’s accumulated benefit obligation of $124.5 million and $109.8 million, respectively. The Company expects to make plan contributions of $5.6 million in 2012.

The benefits expected to be paid in each year from 2012 to 2016 are $2.6 million, $2.7 million, $2.8 million, $2.8 million and $2.9 million, respectively. The aggregate benefits expected to be paid in the five years from 2017 to 2021 are $16.1 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2011 and include estimated future employee service.

c) AMF Bakery Systems (AMF), one of the Company’s non-insurance subsidiaries, participates in a multiemployer defined benefit pension plan, Regime de retraite patronal-syndical (Quebec) de l’A.I.M. (Quebec pension plan no. 26467). The multiemployer plan covers approximately 90 union employees within the Canadian operations of AMF. AMF’s contributions to the multiemployer plan were $0.5 million, $0.2 million and $0.2 million in 2011, 2010 and 2009, respectively. AMF’s contributions to the multiemployer plan represented 11% of the total contributions made to the multiemployer plan in both 2010 and 2009. As of November 30, 2011, the multiemployer plan was approximately 70% funded.

In December 2011, AMF gave notice to the trustees of the multiemployer plan of its intent to withdraw. As a result, AMF established a liability of $2.0 million for its obligations under the multiemployer plan, which is included in other liabilities on the consolidated balance sheet. AMF continues to negotiate the terms of withdrawal with the trustees of the multiemployer plan. In the unlikely event that AMF is unable to withdraw from the multiemployer plan and other employers fail to fund their obligations under the multiemployer plan, AMF may be required to make up a shortfall, if any, between the assets of the multiemployer plan and the projected benefit obligation.

78  |

19. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial position, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $187,088 in 2011 and $194,441 in 2010)	$196,513	$201,736
Equity securities (cost of $275,731 in 2011 and $276,507 in 2010)	391,094	391,831
Short-term investments (estimated fair value approximates cost)	289,995	109,994

TOTAL INVESTMENTS	877,602	703,561

Cash and cash equivalents	281,062	182,088
Receivables	16,125	27,467
Investments in consolidated subsidiaries	3,112,545	2,917,796
Notes receivable from subsidiaries	290,710	296,694
Income taxes receivable	7,394	6,087
Net deferred tax asset	22,221	22,214
Other assets	51,875	50,923

TOTAL ASSETS	$4,659,534	$4,206,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior long-term debt	$1,185,842	$937,015
Other liabilities	86,179	98,292

TOTAL LIABILITIES	1,272,021	1,035,307

TOTAL SHAREHOLDERS’ EQUITY	3,387,513	3,171,523

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,659,534	$4,206,830

|  79

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
REVENUES
Net investment income	$12,629	$21,070	$21,899
Dividends on common stock of consolidated subsidiaries	330,462	142,014	44,048
Net realized investment gains (losses):
Other-than-temporary impairment losses	(7,676)	(8,087)	(28,185)
Net realized investment gains, excluding other-than-temporary impairment losses	7,417	21,496	4,201

Net realized investment gains (losses)	(259)	13,409	(23,984)
Other	13	5	4

TOTAL REVENUES	342,845	176,498	41,967

EXPENSES
Interest	78,830	69,107	52,286
Other	4,572	1,226	4,764

TOTAL EXPENSES	83,402	70,333	57,050

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME TAXES	259,443	106,165	(15,083)
Equity in undistributed earnings of consolidated subsidiaries	(144,348)	113,892	203,822
Income tax benefit	(26,931)	(46,736)	(12,899)

NET INCOME TO SHAREHOLDERS	$142,026	$266,793	$201,638

OTHER COMPREHENSIVE INCOME TO SHAREHOLDERS
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$675	$28,646	$27,516
Consolidated subsidiaries’ net holding gains arising during the period	141,164	167,002	299,443
Consolidated subsidiaries’ unrealized other-than-temporary impairment losses on fixed maturities arising during the period	3,943	672	(5,405)
Reclassification adjustments for net gains (losses) included in net income to shareholders	735	(15,257)	6,043
Consolidated subsidiaries’ reclassification adjustments for net gains (losses) included in net income to shareholders	(23,076)	(17,574)	46,840

Change in net unrealized gains on investments, net of taxes	123,441	163,489	374,437

Change in foreign currency translation adjustments, net of taxes	314	1,656	(22,532)
Consolidated subsidiaries’ change in foreign currency translation adjustments, net of taxes	(4,469)	(4,124)	41,720
Consolidated subsidiaries’ change in net actuarial pension loss, net of taxes	(9,459)	2,749	(4,268)

TOTAL OTHER COMPREHENSIVE INCOME TO SHAREHOLDERS	109,827	163,770	389,357

COMPREHENSIVE INCOME TO SHAREHOLDERS	$251,853	$430,563	$590,995

80  |

19. Markel Corporation (Parent Company Only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
OPERATING ACTIVITIES
Net income to shareholders	$142,026	$266,793	$201,638
Adjustments to reconcile net income to shareholders to net cash provided by operating activities	102,714	(181,824)	(124,388)

NET CASH PROVIDED BY OPERATING ACTIVITIES	244,740	84,969	77,250

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	50,322	244,225	30,233
Proceeds from maturities, calls and prepayments of fixed maturities	46,522	43,530	10,597
Cost of fixed maturities and equity securities purchased	(92,287)	(252,934)	(59,410)
Net change in short-term investments	(179,823)	69,861	(59,736)
Decrease (increase) in notes receivable due from subsidiaries	7,401	2,142	(39,088)
Capital contributions to subsidiaries	(179,403)	(53,409)	(127,094)
Return of capital from subsidiaries	0	3,505	101,715
Acquisitions	0	(128,884)	0
Additions to property and equipment	(16,927)	(18,621)	(12,360)
Other	12,175	(757)	20,766

NET CASH USED BY INVESTING ACTIVITIES	(352,020)	(91,342)	(134,377)

FINANCING ACTIVITIES
Additions to senior long-term debt	247,935	0	497,172
Repayments of senior long-term debt	0	0	(250,000)
Repurchases of common stock	(42,913)	(45,218)	0
Other	1,232	(9,503)	(441)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	206,254	(54,721)	246,731

Increase (decrease) in cash and cash equivalents	98,974	(61,094)	189,604
Cash and cash equivalents at beginning of year	182,088	243,182	53,578

CASH AND CASH EQUIVALENTS AT END OF YEAR	$281,062	$182,088	$243,182

|  81

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both December 31, 2011 and 2010, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At December 31, 2011 and 2010, the credit default swap had a fair value of $29.3 million and $25.2 million, respectively. The fair value of the credit default swap is determined by the Company using an external valuation model that is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income in 2011 included an adverse change in the fair value of the credit default swap of $4.1 million. Net investment income in 2010 and 2009 included favorable changes in the fair value of the credit default swap of $1.7 million and $3.0 million, respectively.

Since entering into the credit default swap agreement, the Company has paid $16.9 million to settle its obligations related to credit events. These payments reduced the Company’s liability related to its credit default swap.

See notes 2(h) and 12 for further discussion of the Company’s credit default swap.

The Company had no other material derivative instruments at December 31, 2011.

21. Acquisitions

a) Insurance Acquisitions. On October 15, 2010, the Company completed its acquisition of 100% of the outstanding shares of Aspen, a Nebraska-based privately held corporation whose FirstComp insurance group provides workers’ compensation insurance and related services, principally to small businesses. Results attributable to this acquisition are included in the Specialty Admitted segment.

Total consideration for this acquisition was $135.6 million, which included cash consideration of $128.9 million and options to purchase shares of the Company’s common stock. Aspen shareholders also received contingent value rights that may result in the payment of additional cash consideration depending, among other things, upon the development of FirstComp’s loss reserves and loss sensitive profit commissions over time. Based on current expectations, the Company believes that it is unlikely that any contingent consideration will be paid related to the contingent value rights.

The purchase price was allocated to the acquired assets and liabilities of Aspen based on estimated fair values at the acquisition date. The Company recognized goodwill of $63.0 million, which was primarily attributable to synergies that are expected to result upon integration of FirstComp into the Company’s insurance operations. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company also recognized other intangible assets of $70.0 million.

82  |

21. Acquisitions (continued)

On January 1, 2012, the Company acquired Thompson Insurance Enterprises, LLC (THOMCO), a privately held program administrator headquartered in Kennesaw, Georgia that underwrites multi-line, industry-focused insurance programs. Total consideration for this acquisition was $108.7 million, which included cash consideration of $100.7 million. The purchase price allocation for THOMCO will be completed in the first quarter of 2012. Results attributable to this acquisition will be included in the Specialty Admitted segment.

b) Non-insurance Acquisitions. On December 15, 2010, the Company acquired a 60% controlling interest in RD Holdings, LLC (RetailData), a privately held company headquartered in Richmond, Virginia that provides retail intelligence services. On December 23, 2010, the Company acquired a 75% controlling interest in Diamond Healthcare Corporation (Diamond Healthcare), a privately held company headquartered in Richmond, Virginia that manages behavioral health programs throughout the United States. The Company consolidates its non-insurance operations on a one-month lag and, as a result, the purchase price allocations for RetailData and Diamond Healthcare were completed in the first quarter of 2011. At December 31, 2010, amounts related to the consideration paid to acquire RetailData and Diamond Healthcare were included in other assets on the consolidated balance sheet.

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

Under the terms of the acquisition agreements for RetailData, Diamond Healthcare and Weldship, the Company has the option to acquire the remaining equity interests and the remaining equity interests have the option to sell their interests to the Company in the future. Any additional consideration for the remaining equity interests would be based on the future earnings of these companies. At December 31, 2011 and 2010, the value of these options was not material to the Company’s consolidated financial statements.

|  83

Markel Corporation & Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Acquisitions (continued)

Total consideration for the acquisitions of RetailData, Diamond Healthcare, PartnerMD, LLC, BAKE-TECH and Weldship was $197.0 million, which included cash consideration of $187.9 million. The purchase prices were allocated to the acquired assets and liabilities based on the estimated fair values at the acquisition dates. In connection with these acquisitions, the Company recognized goodwill of $122.8 million, of which $94.1 million is deductible for income tax purposes. The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed at the acquisition dates.

(dollars in thousands)
Cash and cash equivalents	$3,574
Receivables	19,989
Other assets	63,306
Other debt	(30,234)
Other liabilities	(21,768)

Net assets	34,867
Goodwill	122,814
Intangible assets	101,460
Noncontrolling interests	(62,189)

ACQUISITION DATE FAIR VALUE	$196,952

In 2011, other revenues and net income to shareholders in the consolidated statement of income and comprehensive income included $101.5 million and $6.5 million, respectively, from RetailData, Diamond Healthcare, PartnerMD, LLC, BAKE-TECH and Weldship. The following table presents, on a pro forma basis, the Company’s unaudited consolidated operating revenues and net income to shareholders as if these acquisitions had occurred on January 1, 2010 and after certain adjustments, primarily related to amortization of intangible assets and the corresponding income tax effect. The pro forma financial information does not necessarily reflect the results that would have occurred had these acquisitions taken place on January 1, 2010.

	Years Ended December 31,
(dollars in thousands)	2011	2010
Operating revenues	$2,708,417	$2,385,097
Net income to shareholders	$146,806	$276,467

The Company’s strategy in acquiring controlling interests in industrial and service businesses that operate outside of the specialty insurance marketplace is similar to the Company’s strategy for purchasing equity securities. The Company seeks to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices.

84  |

22. Quarterly Financial Information (unaudited)

The following table presents the unaudited quarterly results of consolidated operations for 2011, 2010 and 2009.

	Quarters Ended
(dollars in thousands, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2011
Operating revenues	$621,594	$647,168	$676,088	$685,100
Net income	9,861	31,649	54,669	52,307
Net income to shareholders	8,272	30,314	53,264	50,176
Comprehensive income (loss) to shareholders	24,738	96,045	(52,626)	183,696
Net income per share:
Basic	$0.85	$3.12	$5.50	$5.21
Diluted	0.85	3.11	5.48	5.19
Common stock price ranges:
High	$422.83	$430.26	$403.21	$419.10
Low	379.44	386.81	346.15	337.50

2010
Operating revenues	$536,719	$515,414	$561,354	$611,906
Net income	43,206	20,917	63,157	140,449
Net income to shareholders	42,569	20,831	63,250	140,143
Comprehensive income (loss) to shareholders	134,539	(33,903)	225,328	104,599
Net income per share:
Basic	$4.34	$2.13	$6.49	$14.42
Diluted	4.33	2.12	6.48	14.37
Common stock price ranges:
High	$379.05	$392.55	$354.34	$386.87
Low	325.00	326.90	320.71	332.77

2009
Operating revenues	$495,177	$522,432	$500,349	$551,368
Net income	16,436	33,030	59,211	93,742
Net income to shareholders	16,358	32,798	59,126	93,356
Comprehensive income (loss) to shareholders	(1,996)	171,869	339,859	81,263
Net income per share:
Basic	$1.67	$3.34	$6.02	$9.51
Diluted	1.67	3.34	6.02	9.49
Common stock price ranges:
High	$317.75	$316.00	$363.00	$347.50
Low	208.77	255.37	266.91	316.85

|  85

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The Company adopted Financial Accounting Standards Board Accounting Standards Codification 320-10-65 related to the recognition and presentation of other-than-temporary impairment of investments on April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Markel Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Richmond, Virginia

February 28, 2012

86  |

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Markel Corporation:

We have audited Markel Corporation’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

|  87

Markel Corporation & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

In our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia

February 28, 2012

88  |

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included herein.

Alan I. Kirshner	Anne G. Waleski
Chief Executive Officer	Chief Financial Officer

February 28, 2012

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $5.4 billion and reinsurance recoverable on unpaid losses of $791.1 million at December 31, 2011 compared to $5.4 billion and $798.1 million, respectively, at December 31, 2010. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.

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

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and case reserves from estimated ultimate losses. IBNR reserves were 60% of total unpaid losses and loss adjustment expenses at December 31, 2011 compared to 61% at December 31, 2010.

90  |

Our liabilities for unpaid losses and loss adjustment expenses can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, accident and health, motorcycle, watercraft and marine hull exposures for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines, including professional liability, directors’ and officers’ liability, products liability, general liability and excess and umbrella exposures, as well as workers’ compensation insurance. Some factors that contribute to the uncertainty and volatility of long-tail casualty programs, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes, including changes in workers’ compensation benefit laws, that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses.

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

92  |

For example, during the acquisition of our FirstComp workers’ compensation insurance unit in October 2010, we noted that FirstComp’s loss reserves reflected an expectation that their loss development period would be shorter than that indicated by industry data. FirstComp provides workers’ compensation insurance to small businesses in rural areas. Prior to our acquisition, FirstComp’s loss reserves were established with an expectation that loss development patterns for these small businesses may differ from the overall workers’ compensation industry data, which is drawn from a broader profile of risks. In establishing the post-acquisition loss reserves for FirstComp, we determined that FirstComp had insufficient historical data to reach this conclusion with certainty. Workers’ compensation insurance is a long-tail product line, and FirstComp has only had significant premium volume since 2004. We decided to give more weight to the longer-tailed industry development factors and adopted a more conservative loss reserving position until we become more familiar with this book of business and how its loss reserves develop.

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

Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Loss frequency measures the number of claims per unit of insured exposure. When the number of newly reported claims is higher than anticipated, generally speaking, loss reserves are increased. Conversely, loss reserves are generally decreased when fewer claims are reported than expected. Loss severity measures the average size of a claim. When the average severity of reported claims is higher than originally estimated, loss reserves are typically increased. When the average claim size is lower than anticipated, loss reserves are typically decreased. For example, in each of the past three years, we have experienced redundancies on prior years’ loss reserves in our professional and products liability lines as a result of decreases in loss severity, while over the past two years, we have experienced deficiencies on prior years’ loss reserves related to our medical malpractice coverage for Italian hospitals as a result of increases in loss frequency and severity.

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

Management’s best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $365 million, or 8.6%, at December 31, 2011, compared to $361 million, or 8.5%, at December 31, 2010. In management’s opinion, the actuarially calculated point estimate generally underestimates both the ultimate favorable impact of a hard insurance market and the ultimate adverse impact of a soft insurance market. Therefore, the percentage by which management’s best estimate exceeds the actuarial point estimate will generally be higher during a soft market than during a hard market.

The difference between management’s best estimate and the actuarially calculated point estimate in both 2011 and 2010 is primarily associated with our long-tail business in the Excess and Surplus Lines and London Insurance Market segments. In both 2011 and 2010, management’s best estimate exceeded the actuarial point estimate. Actuarial estimates can underestimate the adverse effects of a soft insurance market because the impact of changes in risk selection and terms and conditions can be difficult to quantify. In addition, the frequency of claims may increase in a recessionary environment. Similarly, the risk an insured will intentionally cause or be indifferent to loss may increase during an economic downturn, and the attention to loss prevention measures may decrease. Also, management has attributed less credibility than our actuaries to favorable trends experienced on our long-tail business from the earlier hard market period. In particular, given the long-tail and volatile nature of the business in the London Insurance Market segment, as well as past unfavorable development in this segment, management has not incorporated these favorable trends into its best estimate to the same extent as the actuaries. These subjective factors affect the development of losses and represent instances where management’s perspectives may differ from those of our actuaries.

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

94  |

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates, by segment, at December 31, 2011.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Excess and Surplus Lines	$1,921.5	$1,568.1	$2,153.3
Specialty Admitted	646.8	545.3	688.9
London Insurance Market	1,641.6	1,220.0	1,741.5
Other Insurance (Discontinued Lines)	397.8	199.7	917.6

(1)

Due to the actuarial methods used to determine the separate ranges for each segment of our business, it is not appropriate to aggregate the high or low ends of the separate ranges to determine the high and low ends of the actuarial range on a consolidated basis.

Undue reliance should not be placed on these ranges of estimates as they are only one of many points of reference used by management to determine its best estimate of ultimate losses. Further, actuarial ranges may not be a true reflection of the potential variability between loss reserves estimated at the balance sheet date and the ultimate cost of settling claims. Actuarial ranges are developed based on known events as of the valuation date, while ultimate losses are subject to events and circumstances that are unknown as of the valuation date. For example, the Claims and Reserves table on page 117, which provides a summary of historical development between originally estimated loss reserves and ultimate claims costs, illustrates this potential variability, reflecting a cumulative deficiency in net reserves of 29% for the 2001 and prior accident years. A significant portion of the cumulative deficiency that occurred during those periods included adverse loss reserve development at Markel International, which we acquired in 2000. Historically, we have experienced greater volatility on acquired books of business than on existing books of business. The increases in pre-acquisition loss reserves at Markel International were primarily associated with books of business that were not subject to our underwriting discipline and that subsequently experienced unfavorable loss development that exceeded our initial expectations. We believe that as a result of applying greater underwriting discipline, including improved risk selection and pricing, on the business written since acquisition, total recorded loss reserves at Markel International are unlikely to vary to the same degree as we have experienced on the 2001 and prior accident years.

We place less reliance on the range established for our Other Insurance (Discontinued Lines) segment than on the ranges established for our remaining segments. The range established for our Other Insurance (Discontinued Lines) segment includes exposures related to acquired lines of business, many of which are no longer being written, that were not subject to our underwriting discipline and controls. Additionally, A&E exposures, which are subject to an uncertain and unfavorable legal environment, account for approximately 60% of the loss reserves considered in the range established for our Other Insurance (Discontinued Lines) segment.

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

Due to these uncertainties, it is not possible to estimate our ultimate liability for A&E exposures with the same degree of reliability as with other types of exposures. Future development will be affected by the factors mentioned above and could have a material effect on our results of operations, cash flows and financial position. As of December 31, 2011, our consolidated balance sheet included estimated net reserves for A&E losses and loss adjustment expenses of $244.8 million. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could increase in the future. These reserves are not discounted to present value and are forecasted to pay out over the next 50 years.

Reinsurance Allowance for Doubtful Accounts

We evaluate and adjust reserves for uncollectible reinsurance based upon our collection experience, the financial condition of our reinsurers, collateral held and the development of our gross loss reserves. Our consolidated balance sheets at December 31, 2011 and 2010 included a reinsurance allowance for doubtful accounts of $69.1 million and $155.2 million, respectively.

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

96  |

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

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. At December 31, 2011, our net deferred tax liability was $11.1 million. At December 31, 2010, our net deferred tax asset was $61.0 million. The change in our deferred tax amounts in 2011 was due in part to an increase in the deferred tax liability related to accumulated other comprehensive income resulting from an increase in net unrealized gains on investments during 2011.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. We did not have a valuation allowance on our deferred tax assets at December 31, 2011 or 2010. In evaluating our ability to realize our deferred tax assets and assessing the need for a valuation allowance at December 31, 2011 and 2010, we made estimates regarding the future taxable income of our foreign subsidiaries and judgments about our ability to pursue prudent and feasible tax planning strategies. A change in any of these estimates and judgments could result in the need to record a valuation allowance through a charge to earnings. See note 7 of the notes to consolidated financial statements for further discussion of our consolidated income tax provision, uncertain tax positions and net operating losses.

Goodwill and Intangible Assets

Our consolidated balance sheet as of December 31, 2011 included goodwill and intangible assets of $867.6 million. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Intangible assets with finite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. We completed our annual test for impairment during the fourth quarter of 2011 based upon results of operations through September 30, 2011. There were no indications of impairment during 2011.

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

Losses from write downs for other-than-temporary declines in the estimated fair value of investments, while potentially significant to net income, do not have an impact on our financial position. Since our investment securities are considered available-for-sale and are recorded at estimated fair value, unrealized losses on investments are already included in accumulated other comprehensive income. See note 2(b) of the notes to consolidated financial statements for further discussion of our assessment methodology for other-than-temporary declines in the estimated fair value of investments.

98  |

Our Business

The following discussion and analysis should be read in conjunction with Selected Financial Data, the consolidated financial statements and related notes and the discussion under Risk Factors, “Critical Accounting Estimates” and “Safe Harbor and Cautionary Statement.”

We are a diverse financial holding company serving a variety of niche markets. Our principal business markets and underwrites specialty insurance products. We believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London markets. We also own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value.

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

Our Specialty Admitted segment writes risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets, personal and commercial property and liability coverages and workers’ compensation insurance. Our Specialty Admitted segment is comprised of three underwriting units: the Markel Specialty and Markel American Specialty Personal and Commercial Lines units and, beginning in October 2010, our FirstComp workers’ compensation insurance unit.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

intense competition. During the current soft market cycle, we have experienced price deterioration in virtually all of our product areas due in part to an increased presence of standard insurance companies in our markets. During 2008, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes, the rate of decline in prices began to slow. However, the effects of the economic environment contributed to further declines in gross premium volume in 2009 and 2010. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which have been negatively impacted by the depressed levels of business activity in recent years. In 2010, we continued to experience pricing pressure due in part to intense competition, which resulted in further price deterioration across many of our product lines, most notably our professional and products liability programs within the Excess and Surplus Lines segment. However, we experienced moderate price increases in several product lines during 2010, most notably those offered within the London Insurance Market segment. During 2011, the unfavorable pricing trends experienced in 2010 continued for some of our product lines, most notably our professional and products liability programs within the Excess and Surplus Lines segment. However, price declines stabilized for most of our product lines during 2011, and we achieved moderate price increases in several lines, most notably the marine and energy products within the London Insurance Market segment.

We routinely review the pricing of our major product lines and will continue to pursue price increases for most product lines in 2012; however, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Through our wholly-owned subsidiary Markel Ventures, Inc., we own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team, principally our President and Chief Investment Officer. The financial results of those companies in which we own controlling interests have been consolidated in our financial statements. The financial results of those companies in which we hold a noncontrolling interest are accounted for under the equity method of accounting.

Our strategy in making these private equity investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

Our non-insurance operations are comprised of a diverse portfolio of industrial and service companies. During the third quarter of 2011, we acquired a company that provides concierge medical and executive health services, and we acquired a company that supplies ovens and other related equipment to high-speed bread and bun bakeries. During the fourth quarter of 2011, we acquired a controlling interest in a company that manufactures and leases high-pressure trailer tubes used by industrial, chemical and distribution companies to transport gas and liquids.

For further discussion of our lines of business, principal products offered, distribution channels, competition, underwriting philosophy and our non-insurance operations, see the discussion under Business Overview beginning on page 12.

100  |

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

Results of Operations

The following table presents the components of net income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Underwriting profit (loss)	$(40,825)	$59,816	$86,312
Net investment income	263,676	272,530	259,809
Net realized investment gains (losses)	35,857	36,362	(96,100)
Other revenues	351,077	185,580	89,782
Amortization of intangible assets	(24,291)	(16,824)	(6,698)
Other expenses	(309,046)	(168,290)	(80,499)
Interest expense	(86,252)	(73,663)	(53,969)
Income tax benefit (expense)	(41,710)	(27,782)	3,782
Net income attributable to noncontrolling interests	(6,460)	(936)	(781)

NET INCOME TO SHAREHOLDERS	$142,026	$266,793	$201,638

Net income to shareholders for 2011 decreased 47% compared to 2010 primarily due to a deterioration in underwriting results, which was driven by higher losses from natural catastrophes compared to 2010. Net income to shareholders for 2010 increased 32% compared to 2009 as a result of improved investment returns, which were partially offset by an increase in income taxes and a deterioration in underwriting results due in part to higher losses from natural catastrophes and losses associated with the adverse conditions in the residential mortgage market. In 2010, lower write downs for other-than-temporary declines in the estimated fair value of investments contributed to improved investment returns. Net income to shareholders for 2010 included $12.2 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $90.0 million in 2009. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Gross premium volume	$2,291,251	$1,982,467	$1,905,893
Net written premiums	$2,041,838	$1,769,118	$1,714,409
Net retention	89%	89%	90%
Earned premiums	$1,979,340	$1,730,921	$1,815,835
Losses and loss adjustment expenses	$1,209,986	$946,229	$992,863
Underwriting, acquisition and insurance expenses	$810,179	$724,876	$736,660
Underwriting profit (loss)	$(40,825)	$59,816	$86,312

U.S. GAAP Combined Ratios (1)
Excess and Surplus Lines	86%	96%	96%
Specialty Admitted	109%	100%	99%
London Insurance Market	116%	95%	91%
Other Insurance (Discontinued Lines)	NM (2)	NM (2)	NM (2)
Markel Corporation (Consolidated)	102%	97%	95%

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

The 2011 combined ratio increased from 2010 due to a higher current accident year loss ratio, partially offset by more favorable development of prior years’ loss reserves and a lower expense ratio. The 2011 combined ratio included $152.4 million, or eight points, of underwriting loss related to natural catastrophes. The lower expense ratio in 2011 was primarily due to lower costs associated with our system and business process initiatives and lower profit sharing costs. The 2010 combined ratio increased from 2009 due to a higher current accident year loss ratio and a higher expense ratio, partially offset by more favorable development of prior years’ loss reserves. The 2010 combined ratio included $17.0 million, or one point, of underwriting loss related to the Chilean earthquake. The 2010 combined ratio also included $74.7 million, or four points, of underwriting loss on two run-off programs included in the Excess and Surplus Lines segment that were exposed to losses associated with the adverse conditions in the residential mortgage market. The higher expense ratio in 2010 was primarily due to a decline in earned premiums and to higher costs associated with our system and business process initiatives.

102  |

The following table summarizes, by segment, the impact of losses related to natural catastrophes on our 2011 underwriting results.

	Year Ended December 31, 2011
(dollars in millions)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Consolidated
Net losses on catastrophes:
Japanese earthquake and tsunami	$—	$0.5	$47.3	$47.8
U.S. tornadoes	13.4	4.0	12.0	29.4
New Zealand earthquakes	—	—	29.0	29.0
Thai floods	—	—	18.5	18.5
Hurricane Irene	6.2	4.9	6.0	17.1
Australian floods	—	—	9.0	9.0
Reinsurance costs (1)	—	—	1.6	1.6

TOTAL	$19.6	$9.4	$123.4	$152.4

(1)	Adjustments related to estimated reinstatement premiums on reinsurance treaties that decreased net written and net earned premiums.

The estimated net losses on the natural catastrophes that occurred during 2011 represent our best estimate of losses based upon the most current information available. We have used various loss estimation techniques to develop these reserves, including reviews of modeled loss estimates that factor in third party industry loss estimates, detailed policy level reviews and direct contact with insureds and brokers. However, reported losses and information on potential losses have come in slowly given the magnitude of each of these losses. Due to the uncertainty associated with these events, we believe our loss estimates may have a high degree of volatility. While we believe our reserves for the catastrophes experienced during 2011 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

The net losses from each of these events were within our risk tolerances. However, the number of catastrophes experienced during 2011 was higher than expected. We have started to see an increase in catastrophe-exposed property rates. We will selectively accept catastrophe exposures when we believe the exposures are adequately priced for the risks incurred. We will refine and review our exposures in view of our 2011 results and seek to improve the profitability of this business. If the market price does not support our underwriting profit targets for catastrophe-exposed risks, we will not write the business.

The 2011 combined ratio included $354.0 million of favorable development on prior years’ loss reserves compared to $278.0 million in 2010 and $235.3 million in 2009. The favorable development on prior years’ loss reserves during the past three years was primarily due to loss reserve redundancies at Markel International and on our professional and products liability programs within the Excess and Surplus Lines segment. Loss reserve redundancies at Markel International were $94.8 million, $117.7 million and $108.1 million in 2011, 2010 and 2009, respectively. Loss reserve redundancies on our professional and products liability programs within the Excess and Surplus Lines segment were $87.3 million, $96.7 million and $97.5 million in 2011, 2010 and 2009, respectively. In 2011, the favorable development on prior years’ loss reserves also included $83.7 million of loss reserve redundancies on various long-tail casualty lines within the Excess and Surplus Lines segment. In 2010, the favorable development on prior years’ loss reserves also included $55.4 million of loss reserve redundancies on our brokerage general liability, excess and umbrella and environmental programs within the Excess and Surplus Lines segment.

|  103

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Over the past three years, we have experienced significant redundancies in prior years’ loss reserves. The product lines that have produced these redundancies are primarily long-tail books of business that take many years to fully develop. The positive trend in these prior years’ loss reserves was partially the result of the more favorable rates and terms associated with the hard insurance market that we experienced from 2000 through 2004. Although the favorable rates and terms obtained during the hard insurance market created expectations of improved underwriting results, the full impact from this favorable environment could not be quantified when we initially established loss reserves for these years. Additionally, the positive trend in these prior years’ loss reserves was due in part to the adverse impact of softening insurance market conditions and poor economic conditions experienced in recent years not being as significant as initially anticipated. Since 2005, we have been in a soft insurance market. In 2008 and 2009, we experienced a significant economic slowdown from the recessionary environment. Given the volatile nature of our long-tail books of business, the ultimate adverse impact of the soft insurance market and unfavorable economic environment could not be quantified when we initially established loss reserves for these years. In each of the past three years, actual claims reporting patterns have been more favorable than we initially anticipated.

In connection with our quarterly reviews of loss reserves, the actuarial methods we used have exhibited a favorable trend for the 2003 to 2010 accident years. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to our long-tail books of business within the Excess and Surplus Lines and London Insurance Market segments, which developed more favorably than we had expected based upon our historical experience. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years have resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In each of the past three years, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, we gave greater credibility to the favorable trend. As a result, our actuaries reduced their estimates of ultimate losses, and management incorporated this favorable trend into its best estimate and reduced prior years’ loss reserves accordingly.

While we believe it is possible that there will be additional redundancies on prior years’ loss reserves in 2012, we caution readers not to place undue reliance on this favorable trend. In 2004, we began to see a softening of the insurance market and experienced a slow down in the rate of increase in prices as a result of increased competition. Competition remained strong in 2005 and increased further from 2006 through 2010, resulting in deterioration in pricing over this period of time. Further, the ultimate impact that the financial crisis and related economic recession of 2008 and 2009 will have on our underwriting results is difficult to quantify. Similar to the impact of the hardening of the insurance market that began in 2000, the impact on our underwriting results from the soft insurance market and adverse economic conditions cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. This segment-based discussion is supplemented by a summary of prior years’ loss reserve development on page 109.

104  |

Excess and Surplus Lines Segment

The Excess and Surplus Lines segment’s combined ratio for 2011 was 86% (including three points of underwriting loss related to natural catastrophes) compared to 96% in both 2010 and 2009. The combined ratio decreased in 2011 compared to 2010 due to more favorable development on prior years’ loss reserves. In 2010, a higher current accident year loss ratio and a higher expense ratio were offset by more favorable development of prior years’ loss reserves compared to 2009. The 2010 combined ratio included $74.7 million, or 10 points, of underwriting loss on two run-off programs that were exposed to losses associated with the adverse conditions in the residential mortgage market. The 2009 combined ratio included $35.5 million, or four points, of underwriting loss from these same two programs. The higher expense ratio in 2010 was primarily due to a decline in earned premiums and to costs associated with our system and business process initiatives.

In 2011, the Excess and Surplus Lines segment’s results included $227.5 million of favorable development on prior years’ loss reserves compared to $159.0 million in 2010 and $130.8 million in 2009. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during 2011, 2010 and 2009 were primarily on our professional and products liability and casualty programs due in part to lower loss severity than originally anticipated. As the average claim severity estimates on these long-tail books of business have decreased, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly. The increase in favorable development on prior years’ loss reserves in 2011 was primarily due to having favorable development on the two run-off programs described earlier compared to unfavorable development in 2010 on these same two programs. In 2011, we resolved a significant portion of our outstanding liabilities associated with one of those programs and, as a result, reduced prior years’ loss reserves by $16.1 million. The increase in favorable development on prior years’ loss reserves in 2010 was primarily due to more favorable loss reserve development on certain long-tail casualty lines of business, most notably our brokerage general liability, excess and umbrella and environmental programs.

The favorable development of prior years’ loss reserves during 2011 included $87.3 million of redundancies on our professional and products liability programs, of which $78.9 million was on the 2006 to 2010 accident years. The favorable development of prior years’ loss reserves during 2010 included $96.7 million of redundancies on our professional and products liability programs, of which $79.8 million was on the 2006 to 2009 accident years. The favorable development of prior years’ loss reserves during 2009 included $97.5 million of redundancies on our professional and products liability programs, of which $91.0 million was on the 2004 to 2008 accident years. The favorable development experienced in 2011, 2010 and 2009 on our long-tail professional and products liability books of business was primarily the result of lower loss severity than was originally anticipated. In each of the periods presented, the product lines that produced the majority of the redundancy were the specified medical, medical malpractice and products liability programs. In 2011, the average claim severity estimate on the 2006 to 2010 accident years for these product lines declined by 6% compared to 2010. In 2010, the average claim severity estimate on the 2006 to 2009 accident years for these product lines declined by 11% compared to 2009. As a result of these decreases in severity, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years’ loss reserves accordingly.

In 2011, we experienced $83.7 million of redundancies on various long-tail casualty lines, primarily on the 2003 to 2009 accident years. In 2010, we experienced $55.4 million of redundancies on our brokerage general liability, excess and umbrella and environmental programs on the 2003 to 2009 accident years. In 2003, as a result of previous adverse loss experience, we took significant corrective actions within our brokerage casualty operations, including the re-underwriting and re-pricing of the

|  105

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ongoing business. Our brokerage casualty business includes product lines that are long-tail and volatile in nature. During 2011, actual incurred losses and loss adjustment expenses on reported claims for various long-tail casualty lines on the 2003 to 2009 accident years were $29.6 million less than we anticipated in our actuarial analyses. During 2010, actual incurred losses and loss adjustment expenses on reported claims for brokerage casualty business on the 2003 to 2009 accident years were $12.9 million less than we anticipated in our actuarial analyses. As a result, our actuaries reduced their estimates of ultimate losses in 2011 and 2010, and management assigned greater credibility to this favorable experience and reduced prior years’ loss reserves accordingly.

Specialty Admitted Segment

The Specialty Admitted segment’s combined ratio for 2011 was 109% (including two points of underwriting loss related to natural catastrophes) compared to 100% in 2010 and 99% in 2009. The combined ratio increased in 2011 compared to 2010 due to a higher current accident year loss ratio, partially offset by more favorable development on prior years’ loss reserves. In addition to the impact of natural catastrophes, the higher current accident year loss ratio for 2011 was due in part to the impact of soft market conditions on pricing and a greater incidence of high severity losses across several divisions at the Markel Specialty unit, including higher than expected loss frequency and severity on the accident and health liability class. The increase in the current accident year loss ratio for 2011 also was attributable to the impact of the inclusion of our FirstComp workers’ compensation operations in the Specialty Admitted segment. Our workers’ compensation operations added four points and two points to the Specialty Admitted segment’s current accident year loss ratio in 2011 and 2010, respectively, and added five points and one point to the segment’s combined ratio in 2011 and 2010, respectively. The combined ratio increased in 2010 compared to 2009 due to a higher current accident year loss ratio and higher expense ratio, partially offset by more favorable development of prior years’ loss reserves.

The Specialty Admitted segment’s results included $27.4 million and $4.7 million of favorable development on prior years’ loss reserves in 2011 and 2010, respectively, compared to adverse development of $0.3 million in 2009. The favorable development in 2011 included $18.2 million of redundancies of prior years’ loss reserves at the Markel Specialty unit, primarily on the 2006 to 2009 accident years. In 2011, the favorable development at the Markel Specialty unit was due in part to lower loss severity than was originally anticipated on various property lines of business and lower loss frequency than was originally anticipated on various casualty programs. The favorable development in 2010 was primarily due to redundancies of prior years’ loss reserves at the Markel American Specialty Personal and Commercial Lines unit on the 2007 to 2009 accident years. In 2009, favorable development on prior years’ loss reserves at the Markel American Specialty Personal and Commercial Lines unit, primarily on the 2008 accident year, was more than offset by adverse development on prior years’ loss reserves at the Markel Specialty unit and the Markel Global Marine and Energy unit, which we decided to close in late 2008.

Beginning in the fourth quarter of 2010, the Specialty Admitted segment’s results included our FirstComp workers’ compensation operations. FirstComp produces business for certain of our insurance companies and through June 30, 2011 also acted as a managing general agent producing business for the benefit of unaffiliated insurance companies. In 2011, the Specialty Admitted segment’s results included a loss of $33.8 million from our FirstComp operations, which was consistent with our expectations. The workers’ compensation insurance market continues to be adversely impacted by high rates of unemployment, unfavorable economic conditions and a challenging pricing environment.

106  |

London Insurance Market Segment

The London Insurance Market segment’s combined ratio for 2011 was 116% (including 18 points of underwriting loss related to natural catastrophes) compared to 95% (including three points of underwriting loss related to natural catastrophes) in 2010 and 91% in 2009. In addition to the impact of natural catastrophes, the combined ratio increased in 2011 compared to 2010 due to less favorable development on prior years’ loss reserves. The 2010 combined ratio included $17.0 million, or three points, of underwriting loss related to the Chilean earthquake.

The London Insurance Market segment’s 2011 combined ratio included $94.8 million of favorable development on prior years’ loss reserves, of which $43.4 million was on the 2008 and 2009 accident years. This favorable development of prior years’ loss reserves occurred in a variety of programs across each of our divisions and was due in part to the adverse impact of the disruptions in the financial markets during 2008 and 2009 not being as significant as initially anticipated. The favorable development of prior years’ loss reserves experienced in 2011 included $18.8 million of redundancies on the 2001 and prior accident years. During 2010, we completed a claims file review of significant open claims for these older accident years. In 2011, we continued to experience better than expected case loss activity on the remaining open claims, and we reduced prior years’ loss reserves accordingly.

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

The favorable development of prior years’ loss reserves experienced in 2010 included $33.7 million of redundancies on the 2001 and prior accident years. These redundancies predominantly related to marine and aviation liability and professional indemnity business written prior to our acquisition of Markel International in 2000. The claims file review in 2010 highlighted better than expected case loss activity due in part to favorable claims settlements experienced in 2010. Based on the results of the claims file review, there was less uncertainty with regard to the ultimate settlement amount of the remaining open claims, and we reduced prior years’ loss reserves accordingly.

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

The underwriting performance for this segment may vary to a greater degree than our other segments due to Markel International’s current mix of business, which includes a high percentage of catastrophe-exposed business and higher average policy limits.

Other Insurance (Discontinued Lines) Segment

The majority of the losses and loss adjustment expenses and the underwriting, acquisition and insurance expenses for the Other Insurance (Discontinued Lines) segment are associated with asbestos and environmental exposures or discontinued Markel International programs, most of which were discontinued upon acquisition, or shortly thereafter. Given the insignificant amount of premium earned in the Other Insurance (Discontinued Lines) segment, we evaluate this segment’s underwriting performance in terms of dollars of underwriting profit or loss instead of its combined ratio.

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $4.7 million in 2011 compared to an underwriting loss of $3.1 million in 2010 and $4.7 million in 2009. In 2009, following the completion of our actuarial review of asbestos and environmental exposures, we increased loss reserves for asbestos and environmental exposures by $10.0 million, which was partially offset by favorable development of loss reserves in other discontinued lines of business.

During the third quarter of each of the past three years, we completed an in-depth, actuarial review of our asbestos and environmental exposures. During our 2011 and 2010 reviews, we determined that no adjustment to loss reserves was necessary. During our 2009 review, we increased our estimate of the number of claims that would ultimately be closed with an indemnity payment. In 2009, our actuarial estimate of the ultimate liability for asbestos and environmental loss reserves was increased, and management increased prior years’ loss reserves for asbestos and environmental exposures accordingly.

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

108  |

The following tables summarize the increases (decreases) in prior years’ loss reserves by segment, as discussed above.

	Year Ended December 31, 2011
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products liability	$(87.3)	$—	$—	$—	$(87.3)
Casualty	(83.7)	—	—	—	(83.7)
Mortgage-related programs	(16.1)	—	—	—	(16.1)
Markel International: 2002 & post	—	—	(76.0)	—	(76.0)
Markel International: 2001 & prior	—	—	(18.8)	—	(18.8)
Markel Specialty	—	(18.2)	—	—	(18.2)
Net other prior years’ redundancy	(40.4)	(9.2)	—	(4.3)	(53.9)

DECREASE	$(227.5)	$(27.4)	$(94.8)	$(4.3)	$(354.0)

	Year Ended December 31, 2010
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products liability	$(96.7)	$—	$—	$—	$(96.7)
Brokerage casualty	(55.4)	—	—	—	(55.4)
Mortgage-related programs	29.9	—	—	—	29.9
Markel International: medical malpractice	—	—	35.0	—	35.0
Markel International: 2002 & post	—	—	(119.0)	—	(119.0)
Markel International: 2001 & prior	—	—	(33.7)	—	(33.7)
Net other prior years’ (redundancy) deficiency	(36.8)	(4.7)	—	3.4	(38.1)

INCREASE (DECREASE)	$(159.0)	$(4.7)	$(117.7)	$3.4	$(278.0)

	Year Ended December 31, 2009
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products liability	$(97.5)	$—	$—	$—	$(97.5)
Markel Re	7.4	—	—	—	7.4
Markel International	—	—	(108.1)	—	(108.1)
Asbestos exposures	—	—	—	10.0	10.0
Net other prior years’ (redundancy) deficiency	(40.7)	0.3	—	(6.7)	(47.1)

INCREASE (DECREASE)	$(130.8)	$0.3	$(108.1)	$3.3	$(235.3)

|  109

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Over the past three years, we have experienced favorable development on prior years’ loss reserves ranging from 5% to 8% of beginning of year net loss reserves. In 2011, we experienced favorable development of $354.0 million, or 8% of beginning of year net loss reserves, compared to $278.0 million, or 6% of beginning of year net loss reserves, in 2010 and $235.3 million, or 5% of beginning of year net loss reserves, in 2009.

It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the above favorable trends will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years’ loss reserves during 2012 would range from a deficiency of approximately 1%, or $50 million, to a redundancy of approximately 5%, or $250 million, of December 31, 2011 net loss reserves.

Premiums

The following table summarizes gross premium volume by segment.

GROSS PREMIUM VOLUME	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Excess and Surplus Lines	$893,427	$898,409	$962,702
Specialty Admitted	572,392	375,036	301,827
London Insurance Market	825,301	708,968	641,226
Other Insurance (Discontinued Lines)	131	54	138

TOTAL	$2,291,251	$1,982,467	$1,905,893

Excess and Surplus Lines segment gross premium volume decreased 1% in 2011 compared to 2010. The decrease in 2011 was due to a reduction in written premiums on two specialized insurance programs, one of which was exposed to losses associated with the adverse conditions in the residential mortgage market and is now in run-off. Excluding these two programs, gross premium volume in the Excess and Surplus Lines segment increased 7% in 2011. Excess and Surplus Lines segment gross premium volume decreased 7% in 2010 compared to 2009. The decrease in 2010 was primarily the result of continued competition across many of our product lines and the effects of the economic environment. Premiums for many of our product lines are based upon our insureds’ revenues, gross receipts or payroll, which were negatively impacted by the depressed levels of business activity that began in 2008.

In 2010, gross premium volume in both the Excess and Surplus Lines and Specialty Admitted segments was impacted by the transfer of certain programs from the Excess and Surplus Lines segment to the Specialty Admitted segment. This transfer had no impact on total gross premium volume and was made to better align the reporting of these programs with their distribution strategy. In 2010, the Specialty Admitted segment included approximately $25 million of gross written premiums on these transferred programs.

110  |

Specialty Admitted segment gross premium volume increased 53% in 2011 compared to 2010 and increased 24% in 2010 compared to 2009. In 2011 and 2010, the Specialty Admitted segment included $226.7 million and $40.7 million, respectively, of gross written premiums from FirstComp. The increase in 2010 also was due to the transfer of certain programs from the Excess and Surplus Lines segment.

London Insurance Market segment gross premium volume increased 16% in 2011 compared to 2010. The increase in 2011 was due in part to an increase in premiums written by Elliott Special Risks (ESR), which was converted during 2010 from a managing general agent operation to a risk bearing insurance division. During 2011, gross premium volume in the London Insurance Market segment also benefitted from offering higher policy limits and an improved pricing environment in the Marine and Energy division. London Insurance Market segment gross premium volume increased 11% in 2010 compared to 2009. The increase in 2010 was due in part to our acquisition of ESR in October 2009. Foreign currency exchange rate movements did not have a significant impact on gross premium volume in 2011 or 2010.

The following table summarizes net written premiums by segment.

NET WRITTEN PREMIUMS	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Excess and Surplus Lines	$772,279	$797,518	$869,695
Specialty Admitted	543,213	348,634	279,266
London Insurance Market	726,359	622,799	566,046
Other Insurance (Discontinued Lines)	(13)	167	(598)

TOTAL	$2,041,838	$1,769,118	$1,714,409

Net retention of gross premium volume was 89% in both 2011 and 2010 compared to 90% in 2009. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

The following table summarizes earned premiums by segment.

EARNED PREMIUMS	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Excess and Surplus Lines	$756,306	$809,672	$940,098
Specialty Admitted	527,293	343,574	303,897
London Insurance Market	695,753	577,507	572,438
Other Insurance (Discontinued Lines)	(12)	168	(598)

TOTAL	$1,979,340	$1,730,921	$1,815,835

|  111

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Excess and Surplus Lines earned premiums decreased 7% in 2011 compared to 2010 and decreased 14% in 2010 compared to 2009. The decrease in both periods was a result of lower gross premium volume.

Specialty Admitted earned premiums increased 53% in 2011 compared to 2010 and increased 13% in 2010 compared to 2009. In 2011 and 2010, the Specialty Admitted segment included $200.8 million and $36.9 million, respectively, of earned premiums from FirstComp. The increase in 2010 also was due to the transfer of certain programs from the Excess and Surplus Lines segment.

London Insurance Market earned premiums increased 20% in 2011 compared to 2010 and increased 1% in 2010 compared to 2009. The increase in both periods was primarily a result of higher gross premium volume. Foreign currency exchange rate movements did not have a significant impact on earned premiums in 2011 or 2010.

Investing Results

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. We believe it is important to evaluate investment performance by measuring total investment return. Total investment return includes items that impact net income, such as net investment income and realized investment gains or losses, as well as changes in unrealized gains or losses, which do not impact net income. We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next. Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

Our investment results over the past three years were impacted by the considerable dislocation of global financial markets that began in 2008 and included the worst declines in the U.S. equity markets since the Great Depression, which were followed by significant recoveries beginning in the latter half of 2009. During 2009, we increased our holdings of short-term investments and cash and cash equivalents and also shifted the allocation of our fixed maturity portfolio from corporate bonds to government and municipal bonds. In addition, as bonds matured, we reinvested a portion of the proceeds in short-term investments. During 2010, given the improvement in the financial markets over the latter half of 2009 and continuing into 2010, we increased our purchases of fixed maturities and equity securities and gradually shifted our investment portfolio’s allocation from short-term investments and cash and cash equivalents to higher yielding investment securities. During 2011, we increased our holdings of short-term investments and cash and cash equivalents and purchased less fixed maturities compared to 2010. In the current market environment, we have chosen to take a more defensive posture, earning slightly lower investment yields in order to maintain a high level of liquidity and have flexibility in how we allocate capital. Equity securities represented 21% of our invested assets at both December 31, 2011 and 2010. At December 31, 2011, short-term investments and cash and cash equivalents represented 15% of our invested assets compared to 13% at December 31, 2010.

112  |

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Net investment income	$263,676	$272,530	$259,809
Net realized investment gains (losses)	$35,857	$36,362	$(96,100)
Change in net unrealized gains on investments	$182,722	$243,736	$566,670
Investment yield (1)	3.6%	3.8%	3.8%
Taxable equivalent total investment return, before foreign currency effect	6.7%	8.1%	11.7%
Taxable equivalent total investment return(2)	6.5%	7.9%	13.2%
Invested assets, end of year	$8,728,147	$8,223,796	$7,848,673

(1)	Investment yield reflects net investment income as a percentage of average invested assets.

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

Investments and cash and cash equivalents (invested assets) increased 6% in 2011. The increase in the investment portfolio in 2011 was primarily due to an increase in net unrealized gains on investments of $182.7 million and cash flows from operations of $311.3 million. Invested assets increased 5% in 2010. The increase in the investment portfolio in 2010 was primarily due to an increase in net unrealized gains on investments of $243.7 million and cash flows from operations of $223.3 million.

Net investment income decreased 3% in 2011, which was primarily due to an adverse change in the fair value of our credit default swap. The decrease in net investment income in 2011 also was attributable to a decline in investment yields as we increased our allocation to short-term investments and cash and cash equivalents. The impact of lower investment yields during 2011 was partially offset by having higher invested assets in 2011 compared to 2010. Net investment income increased 5% in 2010, which was primarily due to having higher average invested assets and dividend income compared to 2009.

Net investment income in 2011 included an adverse change in the fair value of our credit default swap of $4.1 million. Net investment income in 2010 and 2009 included favorable changes in the fair value of our credit default swap of $1.7 million and $3.0 million, respectively. The fair value of the credit default swap was $29.3 million and $25.2 million at December 31, 2011 and December 31, 2010, respectively.

Net realized investment gains were $35.9 million and $36.4 million in 2011 and 2010, respectively, compared to net realized investment losses of $96.1 million in 2009. Net realized investment gains (losses) include both gains (losses) from sales of securities and losses from write downs for other-than-temporary declines in the estimated fair value of investments. In 2011, net realized investment gains included $20.2 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $12.2 million and $90.0 million in 2010 and 2009, respectively. In 2011 and 2010, net realized investment gains were primarily related to equity securities and fixed maturities that were sold because of tax planning strategies or our decision to reallocate capital to other equity securities and fixed maturities with greater potential for long-term investment returns.

|  113

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net realized investment gains in 2011 and 2010 included $0.5 million and $1.5 million, respectively, of realized losses from sales of fixed maturities and equity securities. In 2009, net realized investment losses included $25.3 million of realized losses from sales of fixed maturities and equity securities. Proceeds received on securities sold at a loss were $18.5 million in 2011, $36.0 million in 2010 and $124.2 million in 2009.

Approximately 87% of the gross realized losses in 2011 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2011 included $20.2 million of write downs for other-than-temporary declines in the estimated fair value of investments. These write downs were made with respect to 18 equity securities and five fixed maturities.

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

In 2011, net unrealized gains on investments increased $182.7 million due to an increase in the estimated fair value of our fixed maturity portfolio as a result of a decline in interest rates during 2011. In 2010 and 2009, net unrealized gains on investments increased $243.7 million and $566.7 million, respectively, due to increases in the estimated fair value of both our fixed maturity and equity portfolios as a result of improved financial market conditions during the latter half of 2009 and 2010.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At December 31, 2011, we held securities with gross unrealized losses of $17.7 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at December 31, 2011. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected. See note 2(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

114  |

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations, which we refer to collectively as Markel Ventures, are comprised of a diverse portfolio of industrial and service companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment, laminated furniture products and food processing equipment, an owner and operator of manufactured housing communities, a real estate investment fund manager, a retail intelligence services company and a manager of behavioral health programs. In July 2011, we acquired PartnerMD, LLC, a privately held company headquartered in Richmond, Virginia that provides concierge medical and executive health services. In September 2011, we acquired Baking Technology Systems, Inc. (BAKE-TECH), a privately held company based in Tucker, Georgia that supplies ovens and other related equipment to high-speed bread and bun bakeries. In October 2011, we acquired an 83% controlling interest in WI Holdings Inc. (Weldship), a privately held company based in Bethlehem, Pennsylvania that manufactures and leases high-pressure trailer tubes used by industrial, chemical and distribution companies to transport gas and liquids.

We consolidate our non-insurance operations on a one-month lag. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. Revenues from our non-insurance operations were $317.5 million, $166.5 million and $85.7 million in 2011, 2010 and 2009, respectively. Net income to shareholders from our non-insurance operations was $7.7 million, $4.2 million and $1.1 million in 2011, 2010 and 2009, respectively. Revenues and net income to shareholders from our non-insurance operations increased in 2011 compared to 2010 primarily due to our acquisitions of RD Holdings, LLC and Diamond Healthcare Corporation in late 2010. Revenues and net income to shareholders from our non-insurance operations increased in 2010 compared to 2009 primarily due to our acquisitions of Ellicott Dredge Enterprises, LLC and Panel Specialists, Inc. in late 2009.

Interest Expense and Income Taxes

Interest expense was $86.3 million in 2011 compared to $73.7 million in 2010 and $54.0 million in 2009. The increase in interest expense in 2011 compared to 2010 was due in part to our $250 million issuance of 5.35% unsecured senior notes in June 2011. The increase in interest expense in 2010 compared to 2009 was primarily due to our $350 million issuance of 7.125% unsecured senior notes in September 2009.

The effective tax rate was 22% in 2011, which differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The effective tax rate was 9% in 2010, which included tax benefits associated with our foreign operations. Before considering the tax benefits related to foreign operations, the effective tax rate in 2010 was 22%, which differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The effective tax rate in 2010 included an 11% income tax benefit related to foreign operations as a result of a change in our plans regarding the amount of earnings considered indefinitely reinvested in foreign subsidiaries. The income tax benefit in 2009 was 2% of income before income taxes, which included tax benefits associated with our foreign operations. Before considering the tax benefits related to foreign operations, the effective tax rate in 2009 was 19%, which differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The effective tax rate in 2009 included a 17% income tax benefit that resulted from a one-time tax benefit related to a change in United Kingdom tax law that became effective in the third quarter of 2009.

|  115

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

With few exceptions, we are no longer subject to income tax examination by tax authorities for years ended before January 1, 2008. See note 7 of the notes to consolidated financial statements for a discussion of factors affecting the realization of our gross deferred tax assets and unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our income tax returns.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $251.9 million, $430.6 million and $591.0 million in 2011, 2010 and 2009, respectively. Comprehensive income to shareholders for 2011 included an increase in net unrealized gains on investments, net of taxes, of $123.4 million and net income to shareholders of $142.0 million. Comprehensive income to shareholders for 2010 included an increase in net unrealized gains on investments, net of taxes, of $163.5 million and net income to shareholders of $266.8 million. Comprehensive income to shareholders for 2009 included an increase in net unrealized gains on investments, net of taxes, of $374.4 million and net income to shareholders of $201.6 million.

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the liability for losses and loss adjustment expenses at the end of 2006 for 2006 and all prior years, adjusted for commutations, foreign currency movements and other items, was originally estimated to be $4,283.0 million. Five years later, as of December 31, 2011, this amount was re-estimated to be $3,444.3 million, of which $2,201.5 million had been paid, leaving a reserve of $1,242.8 million for losses and loss adjustment expenses for 2006 and prior years remaining unpaid as of December 31, 2011.

116  |

The following table represents the development of reserves for losses and loss adjustment expenses for the period 2001 through 2011.

(dollars in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net reserves, end of year, adjusted for commutations, foreign currency movements and other	$2,482.1	2,955.8	3,415.2	3,826.0	4,183.4	4,283.0	4,331.7	4,548.0	4,530.9	4,592.8	4,607.8

Paid (cumulative) as of:
One year later	647.7	702.1	679.6	717.2	799.5	783.8	727.6	759.5	796.1	898.3
Two years later	1,169.7	1,214.1	1,194.1	1,256.5	1,375.4	1,312.1	1,270.8	1,364.8	1,417.0
Three years later	1,536.2	1,615.7	1,597.8	1,667.4	1,752.4	1,689.6	1,686.3	1,841.0
Four years later	1,840.2	1,932.5	1,914.7	1,932.9	2,018.2	1,994.1	1,983.9
Five years later	2,065.6	2,171.6	2,105.6	2,114.0	2,243.3	2,201.5
Six years later	2,252.0	2,317.7	2,235.8	2,293.2	2,406.5
Seven years later	2,359.3	2,418.7	2,382.1	2,418.4
Eight years later	2,432.4	2,537.0	2,487.4
Nine years later	2,515.1	2,624.5
Ten years later	2,580.1

Reserves re-estimated as of:
One year later	2,613.7	3,084.3	3,449.1	3,775.4	4,051.0	4,085.7	4,167.9	4,312.7	4,252.8	4,238.8
Two years later	2,794.9	3,268.7	3,469.7	3,620.8	3,900.7	3,946.7	3,932.5	4,075.8	3,909.6
Three years later	3,038.2	3,343.9	3,405.2	3,536.2	3,796.8	3,759.4	3,718.2	3,811.1
Four years later	3,156.9	3,331.1	3,401.5	3,508.3	3,687.2	3,598.7	3,516.9
Five years later	3,164.6	3,363.8	3,421.7	3,462.0	3,575.2	3,444.3
Six years later	3,200.0	3,405.0	3,397.6	3,379.8	3,460.8
Seven years later	3,248.2	3,407.2	3,341.6	3,296.6
Eight years later	3,255.5	3,376.1	3,288.3
Nine years later	3,225.2	3,340.4
Ten years later	3,191.4

Net cumulative redundancy (deficiency)	$(709.3)	(384.6)	126.9	529.4	722.6	838.7	814.8	736.9	621.3	354.0

Cumulative %	(29%)	(13%)	4%	14%	17%	20%	19%	16%	14%	8%

Gross reserves, end of year, adjusted for commutations, foreign currency movements and other	$3,707.8	4,339.8	4,786.3	5,211.9	5,975.3	5,408.0	5,296.2	5,536.8	5,375.0	5,377.1	5,398.9
Reinsurance recoverable, adjusted for commutations, foreign currency movements and other	1,225.7	1,384.0	1,371.1	1,385.9	1,791.9	1,125.0	964.5	988.8	844.1	784.3	791.1

Net reserves, end of year, adjusted for commutations, foreign currency movements and other	$2,482.1	2,955.8	3,415.2	3,826.0	4,183.4	4,283.0	4,331.7	4,548.0	4,530.9	4,592.8	4,607.8

Gross re-estimated reserves	4,851.7	4,801.2	4,584.6	4,495.1	5,043.9	4,404.0	4,336.6	4,671.9	4,674.3	4,983.6
Re-estimated recoverable	1,660.3	1,460.8	1,296.3	1,198.5	1,583.1	959.7	819.7	860.8	764.7	744.8

Net re-estimated reserves	$3,191.4	3,340.4	3,288.3	3,296.6	3,460.8	3,444.3	3,516.9	3,811.1	3,909.6	4,238.8

Gross cumulative redundancy (deficiency)	$(1,143.9)	(461.4)	201.7	716.8	931.4	1,004.0	959.6	864.9	700.7	393.5

|  117

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cumulative redundancy (deficiency) represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the liability for losses and loss adjustment expenses developed an $838.7 million redundancy from December 31, 2006 to December 31, 2011. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy (deficiency) is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance. The net and gross cumulative redundancies as of December 31, 2011 for 2010 and prior years were primarily due to redundancies that developed during 2011 at Markel International and on our professional and products liability and casualty programs within the Excess and Surplus Lines segment on the 2003 to 2010 accident years. See “Underwriting Results” for further discussion of changes in prior years’ loss reserves.

See note 8 of the notes to consolidated financial statements and the discussion under “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to total capital ratio was 27% at December 31, 2011 and 24% at December 31, 2010. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

At December 31, 2011, our holding company (Markel Corporation) held $1,158.7 million of invested assets, which approximated 15 times annual interest expense of the holding company, compared to $885.6 million of invested assets at December 31, 2010. In order to maintain prudent levels of liquidity, we seek to maintain invested assets at Markel Corporation of at least two times annual interest expense. The excess liquidity at Markel Corporation is available to increase capital at our insurance subsidiaries, complete acquisitions, repurchase shares of our common stock or retire debt.

In October 2010, we completed our acquisition of Aspen Holdings, Inc. (Aspen). As part of the consideration for this acquisition, Aspen shareholders received contingent value rights that may result in the payment of additional cash consideration depending, among other things, upon the development of FirstComp’s loss reserves and loss sensitive profit commissions over time. Based on current expectations, we believe that it is unlikely that any contingent consideration will be paid related to the contingent value rights.

Our Board of Directors has approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, we may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2011, we had repurchased 118,056 shares of our common stock at a cost of $44.6 million under the Program.

118  |

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

The holding company has historically relied upon dividends from its domestic subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. At December 31, 2011, our domestic insurance subsidiaries could pay dividends of $222.2 million during the following twelve months under these laws.

There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay. We must provide 14 days advance notice to the Financial Services Authority before receiving dividends from MIICL. In addition, our foreign insurance subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose. At December 31, 2011, earnings of our foreign subsidiaries are considered reinvested indefinitely. At December 31, 2011, cash and cash equivalents and short-term investments of $332.5 million were held by our foreign subsidiaries and will not be made available for distributions to the holding company. We do not expect the amount of cash and cash equivalents and short-term investments that are considered reinvested indefinitely to have a material effect on our liquidity or capital resources.

Net cash provided by operating activities was $311.3 million, $223.3 million and $282.5 million in 2011, 2010 and 2009. The increase in 2011 compared to 2010 was due to higher cash flows from underwriting activities in the Specialty Admitted segment. The decrease in 2010 compared to 2009 was due to lower cash flows from underwriting activities in the Excess and Surplus Lines segment and the receipt, in 2009, of $33.6 million related to our 2008 federal income tax refund.

Net cash used by investing activities was $474.3 million, $283.3 million and $333.7 million in 2011, 2010 and 2009, respectively. During 2011, we increased our holdings of short-term investments and cash and cash equivalents and purchased less fixed maturities compared to 2010. In the current market environment, we have chosen to take a more defensive posture, earning slightly lower investment yields in order to maintain a high level of liquidity and have flexibility in how we allocate capital. We also are planning for increased claims settlement activity resulting from the higher than expected amount of catastrophe losses incurred during 2011. During 2010, given the improvement in the financial markets over the latter half of 2009 and continuing into 2010, we increased our purchases of fixed maturities and equity securities and gradually shifted our investment portfolio’s allocation from short-term investments and cash and cash equivalents to higher yielding investment securities. Net cash used by investing activities included $120.1 million, $214.2 million and $154.9 million of cash, net of cash acquired, used to complete acquisitions in 2011, 2010 and 2009, respectively. See note 21 of the notes to consolidated financial statements for a discussion of acquisitions.

|  119

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Invested assets increased to $8.7 billion at December 31, 2011 from $8.2 billion at December 31, 2010. Net unrealized gains on investments, net of taxes, were $704.7 million at December 31, 2011 compared to $581.3 million at December 31, 2010. The increase in net unrealized gains on investments, net of taxes, in 2011 was primarily due to an increase in the estimated fair value of our fixed maturity portfolio as a result of a decline in interest rates during 2011. Equity securities were $1.9 billion, or 21% of invested assets, at December 31, 2011 compared to $1.7 billion, or 21% of invested assets, at December 31, 2010. See note 2(h) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash provided by financing activities was $194.6 million in 2011 compared to net cash used by financing activities of $45.6 million in 2010 and net cash provided by financing activities of $251.6 million in 2009. During 2011, we received net proceeds of $247.9 million associated with the issuance of $250 million of 5.35% unsecured senior notes due June 1, 2021, which will be used for general corporate purposes, including acquisitions, and may be used to repay other of our outstanding debt. During 2011 and 2010, cash of $42.9 million and $45.2 million, respectively, was used to repurchase shares of our common stock. During 2009, we received net proceeds of $347.2 million associated with the issuance of $350 million of 7.125% unsecured senior notes due September 30, 2019, and we repaid $150 million of borrowings that were outstanding under our $375 million revolving credit facility.

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

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial conditions of our reinsurers, and we assess our concentration of credit risk on a regular basis. At December 31, 2011, our reinsurance recoverable balance for the ten largest reinsurers was $642.8 million, representing 72% of our consolidated balance, before considering allowances for bad debts. All of our ten largest reinsurers were rated “A” or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $223.2 million at December 31, 2011, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. See note 13 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that reinsurance recoverable balances are collectible, deterioration in reinsurers’ ability to pay or collection disputes could adversely affect our operating cash flows, financial position and results of operation.

120  |

The following table reconciles case reserves and IBNR reserves, by segment, to unpaid losses and loss adjustment expenses reported on our consolidated balance sheets.

(dollars in thousands)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Consolidated
December 31, 2011
Case reserves	$639,302	237,114	989,981	279,066	$2,145,463
IBNR reserves	1,595,916	480,528	991,914	185,048	3,253,406

TOTAL	$2,235,218	717,642	1,981,895	464,114	$5,398,869

December 31, 2010
Case reserves	$706,624	201,403	903,015	297,401	$2,108,443
IBNR reserves	1,736,363	427,372	917,384	208,844	3,289,963

TOTAL	$2,442,987	628,775	1,820,399	506,245	$5,398,406

Unpaid losses and loss adjustment expenses were $5.4 billion at both December 31, 2011 and 2010. The decrease in the Excess and Surplus Lines segment’s loss reserves in 2011 was primarily due to having more favorable development of prior years’ loss reserves. The increase in the London Insurance Market segment’s loss reserves in 2011 was primarily due to having higher losses from natural catastrophes. See note 8 of the notes to consolidated financial statements and “Critical Accounting Estimates” for a discussion of estimates and assumptions related to unpaid losses and loss adjustment expenses.

The following table summarizes our contractual cash payment obligations at December 31, 2011.

	Payments Due by Period (1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt and other debt(2)	$2,436,154	96,192	425,709	161,790	1,752,463
Operating leases	131,428	21,460	42,277	32,503	35,188
Unpaid losses and loss adjustment expenses (estimated)	5,398,869	1,268,650	1,696,023	968,898	1,465,298

TOTAL	$7,966,451	1,386,302	2,164,009	1,163,191	3,252,949

(1)	See notes 8, 9 and 14 of the notes to consolidated financial statements for further discussion of these obligations.
(2)	Amounts include interest.

Senior long-term debt and other debt, excluding unamortized discount, was $1.3 billion and $1.0 billion at December 31, 2011 and 2010, respectively. On September 23, 2011, we entered into an amended and restated revolving credit facility, which provides $150 million of capacity for working capital and other general corporate purposes. The capacity of the revolving credit facility may be increased to $300 million subject to certain terms and conditions. This facility replaced our previous $270 million revolving credit facility and expires in September 2015. We had no borrowings outstanding related to revolving credit facilities during 2011.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2011. To the extent that we are not in compliance with our covenants, our access to the credit facility could be restricted. While we believe this to be unlikely, the inability to access the credit facility could adversely affect our liquidity. See note 9 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

|  121

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Reserves for unpaid losses and loss adjustment expenses represent future contractual obligations associated with insurance and reinsurance contracts issued to our policyholders. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2011. Payment patterns for losses and loss adjustment expenses were generally based upon paid development factors over the past 10 years for each of our insurance subsidiaries. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the preceding table.

At December 31, 2011, we had unrecognized tax benefits of $19.6 million related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with our unrecognized tax benefits, we are unable to make a reasonably reliable estimate of the amount and period in which any liabilities might be paid. See note 7 of the notes to consolidated financial statements for further discussion of our expectations regarding changes in unrecognized tax benefits during 2012.

At December 31, 2011, we had $1.8 billion of invested assets held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of a default on our obligations. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 2(h) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC’s requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2011, the capital and surplus of each of our domestic insurance subsidiaries was above the minimum regulatory thresholds.

Capital adequacy of our international insurance subsidiaries is regulated by the Financial Services Authority. At December 31, 2011, the capital and surplus of each of our international insurance subsidiaries was above the minimum regulatory thresholds.

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

122  |

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

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 95% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2011, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities.

We obtain information from news services, rating agencies and various financial market participants to assess potential negative impacts on a country or company’s financial risk profile. We analyze concentrations within our fixed maturity portfolio by country, currency and issuer, which allows us to assess our level of diversification with respect to these exposures, reduce troubled exposures should they occur and mitigate any future financial distress that these exposures could cause. The following tables present the estimated fair values of foreign exposures included in our fixed maturity portfolio.

	December 31, 2011
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$13,763	$37,645	$2,502	$53,910
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	153,487	183,223	136,710	473,420
Supranationals	—	136,777	—	136,777
Other European exposures (excluding Eurozone)	6,405	41,532	72,307	120,244

Total European exposures	173,655	399,177	211,519	784,351
All other foreign (non-European) exposures	443,159	82,976	80,812	606,947

Total foreign exposures	$616,814	$482,153	$292,331	$1,391,298

|  123

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	December 31, 2010
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$44,119	$37,935	$2,685	$84,739
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	118,655	154,613	152,413	425,681
Supranationals	—	140,749	—	140,749
Other European exposures (excluding Eurozone)	6,604	35,630	71,772	114,006

Total European exposures	169,378	368,927	226,870	765,175
All other foreign (non-European) exposures	306,352	101,148	93,238	500,738

Total foreign exposures	$475,730	$470,075	$320,108	$1,265,913

The estimated fair value of our investment portfolio at December 31, 2011 was $8.7 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities. At December 31, 2010, the estimated fair value of our investment portfolio was $8.2 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities.

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

At December 31, 2011, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility. At December 31, 2011, our ten largest equity holdings represented $955.5 million, or 51%, of the equity portfolio. Investments in the property and casualty insurance industry represented $397.3 million, or 21%, of our equity portfolio at December 31, 2011. Our investments in the property and casualty insurance industry

124  |

included a $221.2 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the amount of equity securities our insurance subsidiaries can hold.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2011 and 2010. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of December 31, 2011
Equity Securities	$1,874	35% increase	$2,530	13.0%
		35% decrease	1,218	(13.0)
As of December 31, 2010
Equity Securities	$1,722	35% increase	$2,325	12.5%
		35% decrease	1,119	(12.5)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 3.3 years and an average rating of “AA.” See note 2(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2011 and 2010. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders’ Equity
FIXED MATURITY INVESTMENTS
As of December 31, 2011
Total Fixed Maturity Investments (1)	$6,854	200 bp decrease	$7,370	7.5%	10.4%
		100 bp decrease	7,114	3.8	5.3
		100 bp increase	6,581	(4.0)	(5.5)
		200 bp increase	6,305	(8.0)	(11.0)
As of December 31, 2010
Total Fixed Maturity Investments (1)	$6,502	200 bp decrease	$7,077	8.8%	12.1%
		100 bp decrease	6,798	4.6	6.2
		100 bp increase	6,197	(4.7)	(6.4)
		200 bp increase	5,905	(9.2)	(12.6)
LIABILITIES (2)
As of December 31, 2011
Borrowings	$1,391	200 bp decrease	$1,551
		100 bp decrease	1,466
		100 bp increase	1,323
		200 bp increase	1,262
As of December 31, 2010
Borrowings	$1,086	200 bp decrease	$1,214
		100 bp decrease	1,148
		100 bp increase	1,022
		200 bp increase	962

(1)	Includes short-term investments and cash and cash equivalents.

(2)	Changes in estimated fair value have no impact on shareholders’ equity.

126  |

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign currency forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are generally designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income. Our contracts generally have maturities of three months.

At December 31, 2011 and 2010, approximately 88% and 89%, respectively, of our invested assets were denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate increased by 25%, shareholders’ equity at December 31, 2011 and 2010 would have changed by approximately $10.5 million and $10.8 million, respectively. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate decreased by 25%, shareholders’ equity at December 31, 2011 and 2010 would have changed by approximately $8.6 million and $8.8 million, respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

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

Markel Corporation & Subsidiaries

MANAGEMENT’S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Controls and Procedures

As of December 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2011. See Management’s Report on Internal Control over Financial Reporting and our independent registered public accounting firm’s attestation report on the effectiveness of our internal control over financial reporting beginning on page 87.

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

128  |

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

•	adverse developments in insurance coverage litigation or other legal or administrative proceedings could result in material increases in our estimates of loss reserves;

•	the loss estimation process may become more uncertain if we experience a period of rising inflation;

•	the costs and availability of reinsurance may impact our ability to write certain lines of business;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	after the commutation of ceded reinsurance contracts, any subsequent adverse development in the re-assumed loss reserves will result in a charge to earnings;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital;

|  129

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

•

we have substantial investments in municipal bonds (approximately $2.9 billion at December 31, 2011) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

•

we cannot predict the extent and duration of the current economic slowdown; the effects of government actions to address the U.S. federal deficit and debt ceiling issues; the continuing effects of government intervention into the markets to address the financial crisis of 2008 and 2009 (including, among other things, the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder); the outcome of economic and currency concerns in the Eurozone; and their combined impact on our industry, business and investment portfolio;

•	we cannot predict the impact of U.S. health care reform legislation and regulations under that legislation on our business;

•

our business is dependent upon the successful functioning and security of our computer systems; if our information technology systems fail or suffer a security breach, our business or reputation could be adversely impacted;

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

130  |

OTHER INFORMATION

Performance Graph

The following graph compares the cumulative total return (based on share price) on our common stock with the cumulative total return of companies included in the S&P 500 Index and the Dow Jones Property & Casualty Insurance Companies Index. This information is not necessarily indicative of future results.

	Years Ended December 31,
	2006(1)	2007	2008	2009	2010	2011
Markel Corporation	100	102	62	71	79	86
S&P 500	100	105	66	84	97	99
Dow Jones Property & Casualty Insurance	100	91	69	75	89	93

(1)	$100 invested on December 31, 2006 in our common stock or the listed index. Includes reinvestment of dividends.

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 10, 2012 was approximately 400. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 50,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2011 were $430.26 and $337.50, respectively. See note 22 of the notes to consolidated financial statements for additional common stock price information.

|  131

Markel Corporation & Subsidiaries

OTHER INFORMATION (continued)

Common Stock Repurchases

The following table summarizes our common stock repurchases for the quarter ended December 31, 2011.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1, 2011 through October 31, 2011	25,339	$351.16	25,339	$155,419
November 1, 2011 through November 30, 2011	—	—	—	$155,419
December 1, 2011 through December 31, 2011	—	—	—	$155,419

Total	25,339	$351.16	25,339	$155,419

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

132  |

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

Annual Shareholders’ Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at Richmond CenterStage, 600 East Grace Street, Richmond, Virginia at 4:30 p.m., May 14, 2012.

Corporate Offices

Markel Corporation, 4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148 (804) 747-0136 (800) 446-6671

|  133

Markel Corporation & Subsidiaries

Executive Officers

Alan I. Kirshner

Chairman of the Board and Chief Executive Officer since 1986. Director since 1978. Age 76.

Anthony F. Markel

Vice Chairman since May 2008. President and Chief Operating Officer from March 1992 to May 2008. Director since 1978. Age 70.

Steven A. Markel

Vice Chairman since March 1992. Director since 1978. Age 63.

F. Michael Crowley

President and Co-Chief Operating Officer since May 2010. President, Markel Specialty from February 2009 to May 2010. President of Willis HRH North America from October 2008 to January 2009. President of Hilb Rogal & Hobbs Company from September 2005 to October 2008. Age 60.

Thomas S. Gayner

President and Chief Investment Officer since May 2010. Chief Investment Officer since January 2001. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 to 2004. Age 50.

Richard R. Whitt, III

President and Co-Chief Operating Officer since May 2010. Senior Vice President and Chief Financial Officer from May 2005 to May 2010. Age 48.

Gerard Albanese, Jr.

Executive Vice President and Chief Underwriting Officer since May 2010. Chief Underwriting Officer since January 2009. President and Chief Operating Officer, Markel International Limited, a subsidiary, from September 2003 to August 2008. Age 59.

Britton L. Glisson

Chief Administrative Officer since February 2009. President, Markel Insurance Company, a subsidiary, from October 1996 to March 2009. Age 55.

Anne G. Waleski

Vice President and Chief Financial Officer since May 2010. Treasurer from August 2003 to November 2011. Age 45.

134  |

Index to Exhibits

3(i)	Amended and Restated Articles of Incorporation (3.1)a

3(ii)	Bylaws, as amended (3.1)b

4.1	Form of Amended and Restated Credit Agreement dated as of September 23, 2011 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4.1)c

4.2	Indenture dated as of June 5, 2001 between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)d

4.3	Form of Second Supplemental Indenture dated as of February 25, 2003 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee (4.1)e

4.4	Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee (4.1)f

4.5	Form of Fourth Supplemental Indenture dated as of August 22, 2006 between Markel Corporation and J.P. Morgan Trust Company, National Association (as successor to The Chase Manhattan Bank), as Trustee (4.2)g

4.6	Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee (4.2)h

4.7	Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee (4.2)i

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries shown on the Consolidated Balance Sheet of the registrant at December 31, 2011, and the respective Notes thereto, included in this Annual Report on Form 10-K.

Management Contracts or Compensatory Plans required to be filed (Items 10.1–10.19)

10.1	Form of Amended and Restated Employment Agreement with Alan I. Kirshner (10.2)j

10.2	Form of Amended and Restated Employment Agreement with Steven A. Markel (10.3)j

10.3	Form of Amended and Restated Employment Agreement with Anthony F. Markel (10.4)j

10.4	Form of Executive Employment Agreement with F. Michael Crowley, Thomas S. Gayner, Richard R. Whitt, III, Gerard Albanese, Jr., Britton L. Glisson and Anne G. Waleski (10.5)j

10.5	Schedule of Base Annual Salaries for Executive Officers (10.2)c

10.6	Markel Corporation Executive Bonus Plan (10.3)k

10.7	Description of Awards Under Executive Bonus Plan**

10.8	Employee Stock Purchase and Bonus Plan (10.9)j

10.9	Markel Corporation Omnibus Incentive Plan (Appendix B)l

10.10	Form of Restricted Stock Award Agreement for Directors (10.1)m

10.11	Form of Restricted Stock Unit Award for Executive Officers (10.1)n

10.12	Form of 2009 Restricted Stock Unit Award Agreement for Executive Officers (10.2)o

10.13	Form of Restricted Stock Unit Award Agreement for Executive Officers (revised 2010) (10.2)p

10.14	Form of Amended and Restated May 2010 Restricted Stock Unit Award Agreement for Executive Officers (10.1)q

10.15	May 2010 Restricted Stock Units Deferral Election Form (10.2)q

10.16	Description of Permitted Acceleration of Vesting Date of Restricted Stock Units by Up to Thirty Days (10.2)m

10.17	Form of May 2011 Restricted Stock Unit Award Agreement for Anne Waleski (10.1)a

10.18	Description of Non-Employee Director Compensation (10.1)c

10.19	Aspen Holdings, Inc. Amended and Restated 2008 Stock Option Plan (99.1)r

21	Certain Subsidiaries of Markel Corporation**

23	Consent of independent registered public accounting firm to incorporation by reference of certain reports into the Registrant’s Registration Statements on Forms S-8 and S-3**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101	The following consolidated financial statements from Markel Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

**	filed with this report
a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 13, 2011.
b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on November 18, 2011.
c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2011.
d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on June 5, 2001.
e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on February 25, 2003.
f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 11, 2004.
g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 17, 2006.
h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on September 21, 2009.
i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 31, 2011.
j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-K for the year ended December 31, 2008.
k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 27, 2005.
l.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant’s Proxy Statement and Definitive 14A filed April 2, 2003.
m.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.
n.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on March 3, 2008.
o.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2009.
p.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended March 31, 2010.
q.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 10-Q for the quarter ended June 30, 2010.
r.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-170047).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	/s/ Steven A. Markel
Steven A. Markel
Vice Chairman
February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Alan I. Kirshner,*	Chief Executive Officer and Chairman of the Board of Directors
Alan I. Kirshner

/s/ Anthony F. Markel,*	Director
Anthony F. Markel

/s/ Steven A. Markel,*	Director
Steven A. Markel

/s/ Anne G. Waleski,*	Vice President and Chief Financial Officer (Principal
Anne G. Waleski	Financial Officer)

/s/ Nora N. Crouch,*	Controller and Chief Accounting Officer (Principal
Nora N. Crouch	Accounting Officer)

/s/ J. Alfred Broaddus, Jr.,*	Director
J. Alfred Broaddus, Jr.

/s/ Douglas C. Eby,*	Director
Douglas C. Eby

/s/ Stewart M. Kasen,*	Director
Stewart M. Kasen

/s/ Lemuel E. Lewis,*	Director
Lemuel E. Lewis

/s/ Darrell D. Martin,*	Director
Darrell D. Martin

/s/ Jay M. Weinberg,*	Director
Jay M. Weinberg

/s/ Debora J. Wilson,*	Director
Debora J. Wilson

*Signed as of February 28, 2012