Form 10-Q
period 2012-03-31
MARKEL CORP
filed 2012-05-09
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-15811
___________________________________________
MARKEL CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148
(Address of principal executive offices)
(Zip Code)
(804) 747-0136
(Registrant’s telephone number, including area code)
 ___________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at May 2, 2012: 9,652,596

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $5,125,773 in 2012 and $5,172,952 in 2011)	$5,507,664	$5,538,174
Equity securities (cost of $1,252,214 in 2012 and $1,156,294 in 2011)	2,166,841	1,873,927
Short-term investments (estimated fair value approximates cost)	463,694	541,014
Total Investments	8,138,199	7,953,115
Cash and cash equivalents	691,797	775,032
Receivables	459,978	350,237
Reinsurance recoverable on unpaid losses	786,736	791,102
Reinsurance recoverable on paid losses	45,880	38,208
Deferred policy acquisition costs	181,686	194,674
Prepaid reinsurance premiums	101,149	97,074
Goodwill and intangible assets	967,625	867,558
Other assets	486,234	465,103
Total Assets	$11,859,284	$11,532,103
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,357,151	$5,398,869
Unearned premiums	975,832	915,930
Payables to insurance companies	127,913	64,327
Senior long-term debt and other debt (estimated fair value of $1,424,000 in 2012 and $1,391,000 in 2011)	1,305,573	1,293,520
Other liabilities	416,847	397,111
Total Liabilities	8,183,316	8,069,757
Commitments and contingencies
Shareholders’ equity:
Common stock	902,441	891,507
Retained earnings	1,890,040	1,835,086
Accumulated other comprehensive income	809,612	660,920
Total Shareholders’ Equity	3,602,093	3,387,513
Noncontrolling interests	73,875	74,833
Total Equity	3,675,968	3,462,346
Total Liabilities and Equity	$11,859,284	$11,532,103
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$529,596	$463,111
Net investment income	79,794	70,099
Net realized investment gains	11,909	11,240
Other revenues	111,836	77,144
Total Operating Revenues	733,135	621,594
OPERATING EXPENSES
Losses and loss adjustment expenses	288,521	314,328
Underwriting, acquisition and insurance expenses	238,697	202,350
Amortization of intangible assets	8,804	6,008
Other expenses	100,404	68,495
Total Operating Expenses	636,426	591,181
Operating Income	96,709	30,413
Interest expense	22,167	18,962
Income Before Income Taxes	74,542	11,451
Income tax expense	16,829	1,590
Net Income	$57,713	$9,861
Net income attributable to noncontrolling interests	460	1,589
Net Income to Shareholders	$57,253	$8,272

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$153,455	$20,321
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(138)	(176)
Reclassification adjustments for net gains included in net income	(7,931)	(6,464)
Change in net unrealized gains on investments, net of taxes	145,386	13,681
Change in foreign currency translation adjustments, net of taxes	2,823	2,439
Change in net actuarial pension loss, net of taxes	483	346
Total Other Comprehensive Income	148,692	16,466
Comprehensive Income	$206,405	$26,327
Comprehensive income attributable to noncontrolling interests	460	1,589
Comprehensive Income to Shareholders	$205,945	$24,738

NET INCOME PER SHARE
Basic	$5.94	$0.85
Diluted	$5.92	$0.85
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	(dollars in thousands)
December 31, 2010	$884,457	$1,735,973	$551,093	$3,171,523	$16,169	$3,187,692
Net income		8,272	—	8,272	1,589	9,861
Change in net unrealized gains on investments, net of taxes		—	13,681	13,681	—	13,681
Change in foreign currency translation adjustments, net of taxes		—	2,439	2,439	—	2,439
Change in net actuarial pension loss, net of taxes		—	346	346	—	346
Comprehensive Income				24,738	1,589	26,327
Issuance of common stock	163	—	—	163	—	163
Restricted stock units expensed	1,902	—	—	1,902	—	1,902
Acquisitions	—	—	—	—	47,292	47,292
Other	52	—	—	52	(359)	(307)
March 31, 2011	$886,574	$1,744,245	$567,559	$3,198,378	$64,691	$3,263,069

December 31, 2011	$891,507	$1,835,086	$660,920	$3,387,513	$74,833	$3,462,346
Net income		57,253	—	57,253	460	57,713
Change in net unrealized gains on investments, net of taxes		—	145,386	145,386	—	145,386
Change in foreign currency translation adjustments, net of taxes		—	2,823	2,823	—	2,823
Change in net actuarial pension loss, net of taxes		—	483	483	—	483
Comprehensive Income				205,945	460	206,405
Issuance of common stock	8,274	—	—	8,274	—	8,274
Repurchase of common stock	—	(2,299)	—	(2,299)	—	(2,299)
Restricted stock units expensed	2,366	—	—	2,366	—	2,366
Other	294	—	—	294	(1,418)	(1,124)
March 31, 2012	$902,441	$1,890,040	$809,612	$3,602,093	$73,875	$3,675,968
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$57,713	$9,861
Adjustments to reconcile net income to net cash used by operating activities	(122,105)	(19,064)
Net Cash Used By Operating Activities	(64,392)	(9,203)
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	69,063	69,917
Proceeds from maturities, calls and prepayments of fixed maturities	119,291	112,952
Cost of fixed maturities and equity securities purchased	(205,926)	(142,282)
Net change in short-term investments	79,233	(107,606)
Acquisitions, net of cash acquired	(80,870)	(3,886)
Additions to property and equipment	(12,917)	(12,839)
Other	1,476	(7,784)
Net Cash Used By Investing Activities	(30,650)	(91,528)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	32,317	35,717
Repayments of senior long-term debt and other debt	(27,868)	(33,873)
Repurchases of common stock	(2,299)	—
Other	6,953	(103)
Net Cash Provided By Financing Activities	9,103	1,741
Effect of foreign currency rate changes on cash and cash equivalents	2,704	3,678
Decrease in cash and cash equivalents	(83,235)	(95,312)
Cash and cash equivalents at beginning of period	775,032	745,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$691,797	$649,947
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
The consolidated balance sheet as of March 31, 2012, the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2011 was derived from Markel Corporation’s audited annual consolidated financial statements.
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
The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2011 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies.
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

2. Net Income per Share
Net income per share was determined by dividing net income to shareholders by the applicable weighted average shares outstanding.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Net income to shareholders	$57,253	$8,272
Basic common shares outstanding	9,642	9,717
Dilutive potential common shares	29	40
Diluted shares outstanding	9,671	9,757
Basic net income per share	$5.94	$0.85
Diluted net income per share	$5.92	$0.85

3. Reinsurance
The following table summarizes the effect of reinsurance on premiums written and earned.

	Three Months Ended March 31,
(dollars in thousands)	2012		2011
	Written	Earned	Written	Earned
Direct	$518,540	$509,589	$473,210	$446,138
Assumed	130,078	83,842	117,573	81,450
Ceded	(67,452)	(63,835)	(71,771)	(64,477)
Net premiums	$581,166	$529,596	$519,012	$463,111

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $40.1 million and $48.5 million for the three months ended March 31, 2012 and 2011, respectively.

4. Investments

a)	The following tables summarize the Company’s available-for-sale investments.

	March 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$325,998	$20,302	$(222)	$—	$346,078
Obligations of states, municipalities and political subdivisions	2,709,251	208,549	(924)	—	2,916,876
Foreign governments	576,187	44,863	(331)	—	620,719
Residential mortgage-backed securities	331,526	23,990	(5)	(2,258)	353,253
Asset-backed securities	15,779	688	—	—	16,467
Public utilities	65,294	5,536	—	—	70,830
All other corporate bonds	1,101,738	88,804	(303)	(6,798)	1,183,441
Total fixed maturities	5,125,773	392,732	(1,785)	(9,056)	5,507,664
Equity securities:
Insurance companies, banks and trusts	417,044	351,298	—	—	768,342
Industrial, consumer and all other	835,170	563,930	(601)	—	1,398,499
Total equity securities	1,252,214	915,228	(601)	—	2,166,841
Short-term investments	463,697	4	(7)	—	463,694
Investments, available-for-sale	$6,841,684	$1,307,964	$(2,393)	$(9,056)	$8,138,199

	December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$299,413	$22,789	$(9)	$—	$322,193
Obligations of states, municipalities and political subdivisions	2,729,838	201,477	(794)	—	2,930,521
Foreign governments	572,253	45,629	(1,068)	—	616,814
Residential mortgage-backed securities	366,859	24,601	(18)	(2,258)	389,184
Asset-backed securities	16,096	731	(9)	—	16,818
Public utilities	63,965	5,462	—	—	69,427
All other corporate bonds	1,124,528	78,053	(2,750)	(6,614)	1,193,217
Total fixed maturities	5,172,952	378,742	(4,648)	(8,872)	5,538,174
Equity securities:
Insurance companies, banks and trusts	389,421	296,648	(1,366)	—	684,703
Industrial, consumer and all other	766,873	425,131	(2,780)	—	1,189,224
Total equity securities	1,156,294	721,779	(4,146)	—	1,873,927
Short-term investments	541,014	4	(4)	—	541,014
Investments, available-for-sale	$6,870,260	$1,100,525	$(8,798)	$(8,872)	$7,953,115

b)	The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2012
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$78,023	$(222)	$—	$—	$78,023	$(222)
Obligations of states, municipalities and political subdivisions	12,592	(240)	16,189	(684)	28,781	(924)
Foreign governments	35,520	(331)	—	—	35,520	(331)
Residential mortgage-backed securities	551	(2,263)	—	—	551	(2,263)
Asset-backed securities	—	—	—	—	—	—
All other corporate bonds	15,137	(6,954)	5,908	(147)	21,045	(7,101)
Total fixed maturities	141,823	(10,010)	22,097	(831)	163,920	(10,841)
Equity securities:
Insurance companies, banks and trusts	—	—	—	—	—	—
Industrial, consumer and all other	32,272	(590)	99	(11)	32,371	(601)
Total equity securities	32,272	(590)	99	(11)	32,371	(601)
Short-term investments	46,995	(7)	—	—	46,995	(7)
Total	$221,090	$(10,607)	$22,196	$(842)	$243,286	$(11,449)

At March 31, 2012, the Company held 57 securities with a total estimated fair value of $243.3 million and gross unrealized losses of $11.4 million. Of these 57 securities, 12 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $22.2 million and gross unrealized losses of $0.8 million. Of these securities, 11 were fixed maturities and one was an equity security. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

	December 31, 2011
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$32,384	$(9)	$—	$—	$32,384	$(9)
Obligations of states, municipalities and political subdivisions	1,016	(2)	17,261	(792)	18,277	(794)
Foreign governments	40,340	(1,068)	—	—	40,340	(1,068)
Residential mortgage-backed securities	489	(2,263)	2,045	(13)	2,534	(2,276)
Asset-backed securities	—	—	32	(9)	32	(9)
All other corporate bonds	74,812	(7,829)	7,923	(1,535)	82,735	(9,364)
Total fixed maturities	149,041	(11,171)	27,261	(2,349)	176,302	(13,520)
Equity securities:
Insurance companies, banks and trusts	26,514	(1,366)	—	—	26,514	(1,366)
Industrial, consumer and all other	70,555	(2,774)	18,525	(6)	89,080	(2,780)
Total equity securities	97,069	(4,140)	18,525	(6)	115,594	(4,146)
Short-term investments	295,991	(4)	—	—	295,991	(4)
Total	$542,101	$(15,315)	$45,786	$(2,355)	$587,887	$(17,670)

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

c)	The amortized cost and estimated fair value of fixed maturities at March 31, 2012 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$296,224	$301,089
Due after one year through five years	1,356,224	1,460,975
Due after five years through ten years	1,601,045	1,730,807
Due after ten years	1,524,975	1,645,073
	4,778,468	5,137,944
Residential mortgage-backed securities	331,526	353,253
Asset-backed securities	15,779	16,467
Total fixed maturities	$5,125,773	$5,507,664

d)
At March 31, 2012 and 2011, cumulative credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income were $21,370 and $10,307, respectively. There were no changes in cumulative credit losses for the three months ended March 31, 2012 or 2011.

e)	The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Realized gains:
Sales of fixed maturities	$1,859	$7,988
Sales of equity securities	9,694	2,071
Other	521	1,425
Total realized gains	12,074	11,484
Realized losses:
Sales of fixed maturities	(165)	(244)
Other-than-temporary impairments	—	—
Other	—	—
Total realized losses	(165)	(244)
Net realized investment gains	$11,909	$11,240
Change in net unrealized gains on investments:
Fixed maturities	$16,669	$(16,396)
Equity securities	196,994	36,857
Short-term investments	(3)	3
Net increase	$213,660	$20,464

f)	There were no writedowns for other-than-temporary declines in the estimated fair value of investments for the three months ended March 31, 2012 and 2011.

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

a)	The following tables summarize the Company’s segment disclosures.

Three Months Ended March 31, 2012
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$222,929	$148,122	$277,566	$1		$—	$648,618
Net written premiums	192,913	140,552	247,700	1		—	581,166
Earned premiums	199,378	133,475	196,742	1		—	529,596
Losses and loss adjustment expenses:
Current accident year	(128,067)	(92,693)	(131,746)	—		—	(352,506)
Prior accident years	30,587	4,326	21,465	7,607		—	63,985
Underwriting, acquisition and insurance expenses:
Prospective adoption of ASU 2010-26(1)	(8,487)	(5,764)	(6,037)	—		—	(20,288)
All other expenses	(85,857)	(57,266)	(75,003)	(283)		—	(218,409)
Underwriting profit (loss)	7,554	(17,922)	5,421	7,325		—	2,378
Net investment income	—	—	—	—		79,794	79,794
Net realized investment gains	—	—	—	—		11,909	11,909
Other revenues (insurance)	—	10,448	4,383	—		—	14,831
Other expenses (insurance)	—	(11,201)	(974)	—		—	(12,175)
Segment profit (loss)	$7,554	$(18,675)	$8,830	$7,325		$91,703	$96,737
Other revenues (non-insurance)							97,005
Other expenses (non-insurance)							(88,229)
Amortization of intangible assets							(8,804)
Interest expense							(22,167)
Income before income taxes							$74,542
U.S. GAAP combined ratio(2)	96%	113%	97%	NM	(3)		100%

Three Months Ended March 31, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$201,371	$134,321	$255,001	$90		$—	$590,783
Net written premiums	175,537	127,239	216,139	97		—	519,012
Earned premiums	181,057	122,476	159,483	95		—	463,111
Losses and loss adjustment expenses:
Current accident year	(122,507)	(78,470)	(187,876)	—		—	(388,853)
Prior accident years	56,792	198	12,634	4,901		—	74,525
Underwriting, acquisition and insurance expenses	(85,920)	(49,473)	(66,725)	(232)		—	(202,350)
Underwriting profit (loss)	29,422	(5,269)	(82,484)	4,764		—	(53,567)
Net investment income	—	—	—	—		70,099	70,099
Net realized investment gains	—	—	—	—		11,240	11,240
Other revenues (insurance)	—	9,186	—	—		—	9,186
Other expenses (insurance)	—	(11,740)	(8)	—		—	(11,748)
Segment profit (loss)	$29,422	$(7,823)	$(82,492)	$4,764		$81,339	$25,210
Other revenues (non-insurance)							67,958
Other expenses (non-insurance)							(56,747)
Amortization of intangible assets							(6,008)
Interest expense							(18,962)
Income before income taxes							$11,451
U.S. GAAP combined ratio(2)	84%	104%	152%	NM	(3)		112%

(1)
Effective January 1, 2012, the Company prospectively adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred policy acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012 and will be recognized into income primarily over the first nine months of 2012, consistent with policy terms. The three months ended March 31, 2012 included $20.3 million of underwriting, acquisition and insurance expenses that were deferred as of December 31, 2011 and no longer met the criteria for deferral as of January 1, 2012.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(3)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	March 31, 2012	December 31, 2011
Segment Assets:
Investing	$8,795,416	$8,692,391
Underwriting	2,427,176	2,209,431
Total Segment Assets	$11,222,592	$10,901,822
Non-insurance operations	636,692	630,281
Total Assets	$11,859,284	$11,532,103

6. Derivatives
The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both March 31, 2012 and December 31, 2011, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.
The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At March 31, 2012 and December 31, 2011, the credit default swap had a fair value of $18.3 million and $29.3 million, respectively. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income for the three months ended March 31, 2012 and 2011 included favorable changes in the fair value of the credit default swap of $11.1 million and $1.7 million, respectively.
The fair value of the credit default swap is determined by the Company using a Gaussian copula valuation model, a market standard model for valuing credit default swaps. The fair value is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The significant unobservable inputs used in the fair value measurement of the credit default swap are expected default rates and future expected recovery rates. The Company determines these unobservable inputs based upon default rates and recovery rates used to price similar credit default swap indices. A significant increase in expected default rates in isolation results in a significantly higher fair value measurement, while a significant decrease in expected default rates results in a significantly lower fair value measurement. A significant increase in future expected recovery rates in isolation results in a significantly lower fair value measurement, while a significant decrease in future expected recovery rates results in a significantly higher fair value measurement. Generally, a change in the assumption used for expected default rates is accompanied by a directionally opposite change in future expected recovery rates. The fair value measurement of the credit default swap at March 31, 2012 included expected default rates ranging between 1% and 37%, with a weighted-average expected default rate of 5%, and future expected recovery rates ranging between 19% and 52%, with a weighted-average future expected recovery rate of 39%. The fair value measurement of the credit default swap at December 31, 2011 included expected default rates ranging between 2% and 37%, with a weighted-average expected default rate of 9%, and future expected recovery rates ranging between 19% and 52%, with a weighted-average future expected recovery rate of 39%.
The Company's valuation policies and procedures for the credit default swap are determined by an internal investment manager with oversight provided by the Company's Chief Financial Officer and Chief Investment Officer. Fair value measurements are analyzed quarterly to ensure the change in fair value from prior periods is reasonable relative to recent market trends. Additionally, the reported fair value of the credit default swap is compared to results from similar valuation models.
The Company had no other material derivative instruments at March 31, 2012.

7. Employee Benefit Plans

a)	Expenses relating to the Company’s defined contribution plans were $4.7 million and $4.4 million for the three months ended March 31, 2012 and 2011, respectively.

b)	The following table presents the components of net periodic benefit cost (income) for the Terra Nova Pension Plan, a defined benefit plan.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Service cost	$90	$337
Interest cost	1,693	1,768
Expected return on plan assets	(2,432)	(2,443)
Amortization of net actuarial pension loss	643	474
Net periodic benefit cost (income)	$(6)	$136
The Company contributed $5.7 million to the Terra Nova Pension Plan during the first quarter of 2012 and expects plan contributions to total $5.7 million in 2012.

8. Contingencies
Contingencies arise in the normal course of the Company’s operations and are not expected to have a material impact on the Company’s financial condition or results of operations.

9. Fair Value Measurements
FASB Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures, establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy are defined as follows:
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
Derivatives. Derivatives are recorded at fair value on a recurring basis and include a credit default swap. The fair value of the credit default swap is measured by the Company using an external valuation model. See note 6 for a discussion of the valuation model for the credit default swap, including the key inputs and assumptions used in the model and a description of the valuation processes used by the Company. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap has been classified as Level 3 within the fair value hierarchy.
Senior long-term debt and other debt. Senior long-term debt and other debt is carried at amortized cost with the estimated fair value disclosed on the consolidated balance sheets. Senior long-term debt and other debt is classified as Level 2 within the fair value hierarchy due to variations in trading volumes and the lack of quoted market prices. Fair value for senior long-term debt and other debt is generally derived through recent reported trades for identical securities, making adjustments through the reporting date, if necessary, based upon available market observable data including U.S. Treasury securities and implied credit spreads. Significant inputs used to determine the fair value of senior long-term debt and other debt include reported trades, benchmark yields, issuer spreads, bids and offers.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$346,078	$—	$346,078
Obligations of states, municipalities and political subdivisions	—	2,916,876	—	2,916,876
Foreign governments	—	620,719	—	620,719
Residential mortgage-backed securities	—	353,253	—	353,253
Asset-backed securities	—	16,467	—	16,467
Public utilities	—	70,830	—	70,830
All other corporate bonds	—	1,183,441	—	1,183,441
Total fixed maturities	—	5,507,664	—	5,507,664
Equity securities:
Insurance companies, banks and trusts	768,342	—	—	768,342
Industrial, consumer and all other	1,398,499	—	—	1,398,499
Total equity securities	2,166,841	—	—	2,166,841
Short-term investments	401,162	62,532	—	463,694
Total investments available-for-sale	2,568,003	5,570,196	—	8,138,199
Liabilities:
Derivative contracts	$—	$—	$18,270	$18,270

	December 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$322,193	$—	$322,193
Obligations of states, municipalities and political subdivisions	—	2,930,521	—	2,930,521
Foreign governments	—	616,814	—	616,814
Residential mortgage-backed securities	—	389,184	—	389,184
Asset-backed securities	—	16,818	—	16,818
Public utilities	—	69,427	—	69,427
All other corporate bonds	—	1,193,217	—	1,193,217
Total fixed maturities	—	5,538,174	—	5,538,174
Equity securities:
Insurance companies, banks and trusts	684,703	—	—	684,703
Industrial, consumer and all other	1,189,224	—	—	1,189,224
Total equity securities	1,873,927	—	—	1,873,927
Short-term investments	477,348	63,666	—	541,014
Total investments available-for-sale	2,351,275	5,601,840	—	7,953,115
Liabilities:
Derivative contracts	$—	$—	$29,331	$29,331

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2012		2011
Derivatives, Beginning of Period	$29,331		$25,228
Total gains included in:
Net income	(11,061)		(1,661)
Other comprehensive income	—		—
Transfers into Level 3	—		—
Transfers out of Level 3	—		—
Derivatives, End of Period	$18,270		$23,567
Net unrealized gains included in net income relating to liabilities held at March 31, 2012 and 2011	$11,061	(1)	$1,661	(1)

(1)	Included in net investment income in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2012 and 2011. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2012 and 2011.

10. Acquisitions
On January 1, 2012, the Company acquired 100% of the outstanding membership units of Thompson Insurance Enterprises, LLC (THOMCO), a privately held program administrator headquartered in Kennesaw, Georgia that underwrites multi-line, industry-focused insurance programs. Results attributable to this acquisition are included in the Specialty Admitted segment.
Total consideration for this acquisition was $108.5 million, which included cash consideration of $100.5 million. The purchase price was allocated to the acquired assets and liabilities of THOMCO based on estimated fair values at the acquisition date. The Company recognized goodwill of $26.1 million, which is primarily attributable to synergies that are expected to result upon integration of THOMCO into the Company's insurance operations. All of the goodwill recognized is expected to be deductible for income tax purposes. The Company also recognized other intangible assets of $81.2 million, including $68.5 million of customer relationships, $11.5 million of trade names and $1.0 million of technology. These intangible assets are expected to be amortized over a weighted average period of 23 years, 10 years and three years, respectively.

11. Recent Accounting Pronouncements
Effective January 1, 2012, the Company adopted FASB ASU No. 2010-26, which addresses diversity in practice within the insurance industry regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance specifies that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be capitalized. The Company elected prospective adoption of ASU No. 2010-26. At December 31, 2011, deferred policy acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012 and will be recognized into income primarily over the first nine months of 2012, consistent with policy terms. Upon adoption of ASU No. 2010-26, the Company's policy is to defer commissions and premium taxes that meet the criteria for deferral under the new guidance. During the three months ended March 31, 2012, the Company deferred $99.0 million of policy acquisition costs and amortized $112.0 million of policy acquisition costs. Under its previous policy, the Company would have deferred $126.6 million of policy acquisition costs and amortized $119.3 million of policy acquisition costs for the three months ended March 31, 2012.
Effective January 1, 2012, the Company adopted FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends FASB ASC 820 to achieve a uniform framework for fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 prohibits the grouping of financial instruments for purposes of determining fair value, except when market and credit risks are managed on the basis of the Company's net exposure, and extends the prohibition against the use of block discounts to Level 2 and Level 3 fair value measurements. The guidance also requires expanded disclosures for Level 3 fair value measurements including quantitative information about unobservable inputs, the sensitivity of fair value measurements to a change in unobservable inputs and a description of the Company's valuation processes. Additionally, the guidance requires disclosure of the hierarchy classification for assets and liabilities not measured at fair value, but whose fair value is disclosed. The adoption of this guidance did not have an impact on the Company's financial position, results of operations or cash flows. The Company has included the additional disclosures required by ASU No. 2011-04 in notes 6 and 9.

Effective January 1, 2012, the Company adopted FASB ASU No. 2011-05, Comprehensive Income and FASB ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-05 requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income and total comprehensive income, or in two consecutive statements, and it eliminates the option to report other comprehensive income and its components in the statement of changes in equity. This guidance also requires the presentation of separate line items on the statements of income for reclassification adjustments of items out of accumulated other comprehensive income into net income. ASU No. 2011-12 deferred the requirement to present separate line items on the statements of income and instead requires the presentation of reclassification adjustments within other comprehensive income or in the notes to the consolidated financial statements. The adoption of ASU No. 2011-05 and ASU No. 2011-12 did not have an impact on the Company's financial position, results of operations, cash flows or financial statement presentation.

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

Readers are urged to review our 2011 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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
Our Specialty Admitted segment writes risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets, personal and commercial property and liability coverages and workers' compensation insurance. Our Specialty Admitted segment is comprised of three underwriting units: the Markel Specialty and Markel American Specialty Personal and Commercial Lines units and our FirstComp workers' compensation insurance unit.

Our London Insurance Market segment writes specialty property, casualty, professional liability, equine, marine, energy and trade credit insurance and reinsurance on a worldwide basis. We participate in the London market through Markel International, which includes Markel Capital Limited and Markel International Insurance Company Limited, wholly-owned subsidiaries. Markel Capital Limited is the corporate capital provider for Markel Syndicate 3000 at Lloyd's, which is managed by Markel Syndicate Management Limited, a wholly-owned subsidiary.
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
Our non-insurance operations are comprised of a diverse portfolio of industrial and service companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment, laminated furniture products and food processing equipment, an owner and operator of manufactured housing communities, a real estate investment fund manager, a concierge medical and executive health services company, a retail intelligence services company, a company that manages behavioral health programs and a manufacturer and lessor of trailer tubes used by industrial, chemical and distribution companies to transport gas and liquids.
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

Results of Operations
The following table presents the components of net income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Underwriting profit (loss)	$2,378	$(53,567)
Net investment income	79,794	70,099
Net realized investment gains	11,909	11,240
Other revenues	111,836	77,144
Amortization of intangible assets	(8,804)	(6,008)
Other expenses	(100,404)	(68,495)
Interest expense	(22,167)	(18,962)
Income tax expense	(16,829)	(1,590)
Net income attributable to noncontrolling interests	(460)	(1,589)
Net income to shareholders	$57,253	$8,272

Net income to shareholders for the three months ended March 31, 2012 increased primarily due to improved underwriting results compared to the same period of 2011. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”
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
The following table presents selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2012		2011
Gross premium volume	$648,618		$590,783
Net written premiums	$581,166		$519,012
Net retention	90%		88%
Earned premiums	$529,596		$463,111
Losses and loss adjustment expenses	$288,521		$314,328
Underwriting, acquisition and insurance expenses (1)	$238,697		$202,350
Underwriting profit (loss)	$2,378		$(53,567)
U.S. GAAP Combined Ratios (2)
Excess and Surplus Lines	96%		84%
Specialty Admitted	113%		104%
London Insurance Market	97%		152%
Other Insurance (Discontinued Lines)	NM	(3)	NM	(3)
Markel Corporation (Consolidated)	100%		112%

(1)
Effective January 1, 2012, we prospectively adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012. Pursuant to the new guidance, these costs will be amortized primarily over the first nine months of 2012, consistent with policy terms. As a result of the prospective adoption of ASU No. 2010-26, underwriting, acquisition and insurance expenses for the first quarter of 2012 included $20.3 million of costs that were deferred as of December 31, 2011 and no longer met the criteria for deferral.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(3)	NM – Ratio is not meaningful.
Our combined ratio was 100% for the first quarter of 2012 compared to 112% for the same period last year. The prospective adoption of ASU No. 2010-26 increased our underwriting, acquisition and insurance expenses for the first quarter of 2012 by approximately $20.3 million, or 4 points on the combined ratio. The combined ratio in the first quarter of 2011 included $68.7 million, or 15 points, of underwriting loss related to the Australian floods, the New Zealand earthquake and the Japanese earthquake and tsunami. Excluding the impact of the prospective adoption of ASU No. 2010-26 in the first quarter of 2012 and the effects of the catastrophe losses from the first quarter 2011 combined ratio, a lower expense ratio and a lower current accident year loss ratio were partially offset by less favorable development of prior years' loss reserves within the Excess and Surplus Lines segment compared to the same period of 2011. The improvement in the expense ratio was primarily due to growth in earned premium. The improvement in the current accident year loss ratio was primarily due to lower attritional losses in the Excess and Surplus Lines and London Insurance Market segment.

The combined ratio for the Excess and Surplus Lines segment was 96% for the first quarter of 2012 compared to 84% for the same period last year. The impact of the prospective adoption of ASU No. 2010-26 added approximately $8.5 million of underwriting, acquisition and insurance expenses, or 4 points, to the segment's first quarter 2012 combined ratio. The increase in the combined ratio was also due to less favorable development of prior years' loss reserves during the first quarter of 2012 compared to the same period of 2011. The Excess and Surplus Lines segment's combined ratio for the quarter ended March 31, 2012 included $30.6 million of favorable development on prior years' loss reserves compared to $56.8 million of favorable development for the same period of 2011. In the first quarter of 2011, we resolved a significant portion of our outstanding liabilities associated with an errors and omissions program for mortgage servicing companies and, as a result, reduced prior years' loss reserves by $15.8 million. The redundancies on prior years' loss reserves experienced within the Excess and Surplus Lines segment during the first quarters of 2012 and 2011 were primarily on our professional and products liability programs. Less favorable development of prior years' loss reserves was partially offset by a lower expense ratio (excluding the impact of prospective adoption of ASU No. 2010-26 during the first quarter of 2012) and lower attritional current accident year losses. The improvement in the first quarter 2012 expense ratio was primarily due to an increase in earned premium and to a reduction in general expenses compared to the same period of 2011. The improvement in the current accident year loss ratio was due in part to lower attritional property losses during the quarter ended March 31, 2012.
The combined ratio for the Specialty Admitted segment was 113% for the quarter ended March 31, 2012 compared to 104% for the same period of 2011. The impact of the prospective adoption of ASU No. 2010-26 added approximately $5.8 million, or 4 points, to the segment's first quarter 2012 combined ratio. The increase in the combined ratio was also due to a higher current accident year loss ratio and a higher expense ratio for the quarter ended March 31, 2012 compared to the same period last year. The higher current accident year loss ratio was primarily due to an increased frequency in large losses within our Markel Specialty division and to a higher proportion of California workers' compensation business (which carries a higher loss ratio) being written by our FirstComp division during the first quarter of 2012 compared to 2011. The increase in the expense ratio (excluding the impact of prospective adoption of ASU No. 2010-26 during the first quarter of 2012) was primarily due to the write off of previously capitalized software development costs. These unfavorable impacts were partially offset by more favorable development of prior years' loss reserves in 2012. The Specialty Admitted segment's combined ratio for the quarter ended March 31, 2012 included $4.3 million of favorable development on prior years' loss reserves compared to $0.2 million of favorable development for the same period of 2011.
In addition to its underwriting operations, FirstComp also engages in non-risk bearing insurance activities from which it receives commission income. Income and expenses associated with these non-risk bearing activities are included in other revenue and other expense, respectively, in our consolidated statements of income and comprehensive income and are attributed to the Specialty Admitted segment in our segment disclosures. The Specialty Admitted segment included a loss of $14.5 million from FirstComp's underwriting and non-risk bearing operations in the quarter ended March 31, 2012 compared to a loss of $6.2 million for the same period of 2011. The workers' compensation insurance market continues to be adversely impacted by high rates of unemployment, unfavorable economic conditions and a challenging pricing environment.
The combined ratio for the London Insurance Market segment was 97% for the quarter ended March 31, 2012 compared to 152% for the same period of 2011. The impact of the prospective adoption of ASU No. 2010-26 added approximately $6.0 million, or 3 points, to the segment's first quarter 2012 combined ratio. The combined ratio in the first quarter of 2011 was adversely affected by $67.0 million, or 42 points, of underwriting loss related to the Australian floods, the New Zealand earthquake and the Japanese earthquake and tsunami and $13.0 million, or 10 points, of underwriting loss related to severe storm damage to the Gryphon floating production storage and offloading vessel in the North Sea. More favorable development of prior years' loss reserves and a lower expense ratio also contributed to the improvement in the segment's combined ratio for the quarter ended March 31, 2012 compared to the same period of 2011. The London Insurance Market segment's combined ratio for the quarter ended March 31, 2012 included $21.5 million of favorable development on prior years' loss reserves compared to $12.6 million of favorable development for the same period of 2011. The improvement in the first quarter 2012 expense ratio was primarily due to an increase in earned premium compared to the same period of 2011.
The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $7.3 million and $4.8 million for the three months ended March 31, 2012 and 2011, respectively. In both periods, the underwriting profit was primarily due to the release of allowances for reinsurance bad debt related to discontinued lines of business originally written by Markel International.

Premiums and Net Retentions
The following table summarizes gross premium volume and net written premiums by segment.

Gross Premium Volume			Net Written Premiums
Three Months Ended March 31,			Three Months Ended March 31,
2012	2011	(dollars in thousands)	2012	2011
$222,929	$201,371	Excess and Surplus Lines	$192,913	$175,537
148,122	134,321	Specialty Admitted	140,552	127,239
277,566	255,001	London Insurance Market	247,700	216,139
1	90	Other Insurance (Discontinued Lines)	1	97
$648,618	$590,783	Total	$581,166	$519,012
Gross premium volume for the first quarter of 2012 increased 10% compared to the same period of 2011. The increase in gross premium volume in the first quarter of 2012 was attributable to higher gross premium volume in each of our three operating segments. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the first quarter of 2012.
During the latter part of 2011, we saw price declines stabilize and achieved modest price increases in several lines, most notably the marine and energy products within the London Insurance Market segment. In the first quarter of 2012, we generally saw flat to small single digit favorable rate changes compared to flat to small single digit rate declines in the same period of 2011.
When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary depending on the competitive environment.

Net retention of gross premium volume for the first quarter of 2012 was 90% compared to 88% for the same period of 2011. For the three months ended March 31, 2011, net written premiums in the London Insurance Market segment were reduced by $8.9 million of additional reinsurance costs resulting from the loss on the Japanese earthquake and tsunami and the Gryphon vessel loss. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

The following table summarizes earned premiums by segment.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Excess and Surplus Lines	$199,378	$181,057
Specialty Admitted	133,475	122,476
London Insurance Market	196,742	159,483
Other Insurance (Discontinued Lines)	1	95
Total	$529,596	$463,111
Earned premiums for the three months ended March 31, 2012 increased 14% compared to the same period of 2011. The increase in earned premiums for the first quarter of 2012 was driven by a 23% increase in earned premiums from the London Insurance Market segment. For the three months ended March 31, 2011, earned premiums in the London Insurance Market segment were reduced by $8.9 million of additional reinsurance costs resulting from the loss on the earthquake and subsequent tsunami in Japan and the Gryphon vessel loss. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the first quarter of 2012.

Investing Results
Net investment income for the three months ended March 31, 2012 was $79.8 million compared to $70.1 million for the same period of 2011. Net investment income included favorable changes in the fair value of our credit default swap of $11.1 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. The fair value of our credit default swap is driven by observable and unobservable inputs as discussed in note 6 of our consolidated financial statements. During the first quarter of 2012, financial markets improved and credit spreads narrowed, which favorably impacted the fair value of the credit default swap. Changes in the fair value of this derivative instrument could be significant prior to its scheduled termination date of December 2014.
Net realized investment gains for the first quarter of 2012 were $11.9 million compared to $11.2 million for the first quarter of 2011. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarters ended March 31, 2012 and 2011, respectively.
We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2012, we held securities with gross unrealized losses of $11.4 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2012. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)
Our non-insurance operations, which are referred to collectively as Markel Ventures, are comprised of a diverse portfolio of industrial and service companies from various industries and include the results of AMF Bakery Systems, ParkLand Ventures, Inc., Panel Specialists, Inc., Ellicott Dredge Enterprises, LLC, Solbern, Inc., Markel Eagle Partners, LLC, RD Holdings, LLC, Diamond Healthcare Corporation, PartnerMD, LLC (acquired in July 2011) , Baking Technology Systems, Inc. (acquired in September 2011) and WI Holdings Inc. (acquired in October 2011).
We consolidate our non-insurance operations on a one-month lag. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. Revenues for our non-insurance operations were $97.0 million for the quarter ended March 31, 2012 compared to $68.0 million for the same period of 2011. Net income to shareholders from our non-insurance operations was $0.2 million for the quarter ended March 31, 2012 compared to $2.4 million for the same period of 2011. Revenues from our non-insurance operations increased in the first quarter of 2012 compared to the same period of 2011 primarily due to our acquisitions of Baking Technology Systems, Inc. and WI Holdings Inc. in late 2011.

Interest Expense and Income Taxes
Interest expense was $22.2 million and $19.0 million for the quarters ended March 31, 2012 and 2011, respectively. The increase in interest expense for 2012 is primarily due to the June 2011 issuance of our 5.35% unsecured senior notes.
The estimated annual effective tax rate was 23% and 14% for the three months ended March 31, 2012 and 2011, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the estimated annual effective tax rate was primarily due to anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2012 compared to 2011.

Comprehensive Income to Shareholders
Comprehensive income to shareholders was $205.9 million for the three months ended March 31, 2012 compared to comprehensive income to shareholders of $24.7 million for the same period of 2011. Comprehensive income to shareholders for the first quarter of 2012 included an increase in net unrealized gains on investments, net of taxes, of $145.4 million and net income to shareholders of $57.3 million. Comprehensive income to shareholders for the first quarter of 2011 included an increase in net unrealized gains on investments, net of taxes, of $13.7 million and net income to shareholders of $8.3 million.

Financial Condition
Invested assets were $8.8 billion at March 31, 2012 compared to $8.7 billion at December 31, 2011. Net unrealized gains on investments, net of taxes, were $850.1 million at March 31, 2012 compared to $704.7 million at December 31, 2011. Equity securities were $2.2 billion, or 25% of invested assets, at March 31, 2012 compared to $1.9 billion, or 21% of invested assets, at December 31, 2011.
Net cash used by operating activities was $64.4 million for the three months ended March 31, 2012 compared to $9.2 million for the same period of 2011. The increase in net cash used by operating activities was due to increased claims settlement activity, primarily in the London Insurance Market segment. Operating cash flows in the first quarter of both 2012 and 2011 were significantly impacted by the timing of employee profit sharing and agent incentive compensation payments and pension contributions, which were made in the first quarter of each year.
Net cash used by investing activities was $30.7 million for the three months ended March 31, 2012 compared to $91.5 million for the same period of 2011. During the first quarter of 2012, we increased our purchases of equity securities compared to the same period of 2011. We also decreased our holdings of short-term investments in the first three months of 2012, compared to an increase in our holdings of short-term investments for the same period in 2011. The decrease in our holdings of short-term investments was primarily to fund claims settlement activity in the first quarter of 2012. In addition, we used net cash of $80.9 million to acquire THOMCO, a privately held program administrator that underwrites multi-line, industry focused insurance programs.
Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2012 compared to $1.7 million for the same period of 2011. The increase in cash provided by financing activities was primarily due to cash received from shares of our common stock issued in conjunction with stock options exercised during the first quarter.
We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 27% at March 31, 2012 and 28% at December 31, 2011. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.
We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.
Our holding company had $1,021.4 million and $1,158.7 million of invested assets at March 31, 2012 and December 31, 2011, respectively.
Shareholders' equity was $3.6 billion at March 31, 2012 and $3.4 billion at December 31, 2011. Book value per share increased to $373.20 at March 31, 2012 from $352.10 at December 31, 2011 primarily due to $205.9 million of comprehensive income to shareholders in the first quarter of 2012.

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
During the first quarter of 2012, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2011.
General concern has existed since the later half of 2010 about the number of municipalities experiencing financial difficulties in light of the adverse economic conditions experienced over the past several years. We manage the exposure to credit risk in our municipal bond portfolio by investing in high quality securities and by diversifying our holdings, which are typically general obligation or revenue bonds related to essential products and services.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 94% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2012, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. While our fixed maturity portfolio includes securities issued with financial guaranty insurance, we purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.
Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including rating downgrades, political and financial changes and the widening of credit spreads. We believe our fixed maturity portfolio is highly diversified and is compromised of high quality securities. During the first quarter of 2012, there were no material changes in the foreign exposures included in our fixed maturity portfolio.
The estimated fair value of our investment portfolio at March 31, 2012 was $8.8 billion, 75% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 25% of which was invested in equity securities. At December 31, 2011, the estimated fair value of our investment portfolio was $8.7 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities.
Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

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
Based upon our controls evaluation, the CEO and CFO concluded that effective Disclosure Controls were in place to ensure that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There were no changes in our internal control over financial reporting during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement
This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under “Risk Factors” and “Safe Harbor and Cautionary Statement” in our 2011 Annual Report on Form 10-K or are included in the items listed below:

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

•
we have substantial investments in municipal bonds (approximately $2.9 billion at March 31, 2012) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our common stock repurchases for the quarter ended March 31, 2012.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2012 through January 31, 2012	—	—	—	$155,419
February 1, 2012 through February 29, 2012	3,296	$405.67	3,296	$154,082
March 1, 2012 through March 31, 2012	1,990	$405.57	1,990	$153,275
Total	5,286	$405.63	5,286	$153,275

1
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of May 2012.

Markel Corporation

By	/s/ Alan I. Kirshner
Alan I. Kirshner
Chief Executive Officer and Chairman of the Board of Directors

By	/s/ Anne G. Waleski
Anne G. Waleski
Vice President and Chief Financial Officer (Principal Financial Officer)

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

4.3
Form of Second Supplemental Indenture dated as of February 25, 2003 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.1)e

4.4
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)f

4.5
Form of Fourth Supplemental Indenture dated as of August 22, 2006 between Markel Corporation and J.P. Morgan Trust Company, National Association (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)g

4.6
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)h

4.7
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)i

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2012 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Description of Awards under Executive Bonus Plan and Omnibus Incentive Plan for 2012*

10.2	Schedule of Base Annual Salaries for Executive Officers*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 13, 2011.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on November 18, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2011.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on June 5, 2001.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on February 25, 2003.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 11, 2004.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 17, 2006.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on September 21, 2009.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 31, 2011.

*	Filed with this report.