Form 10-Q
period 2012-06-30
MARKEL CORP
filed 2012-08-08
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at August 1, 2012: 9,622,683

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,916,699 in 2012 and $5,172,952 in 2011)	$5,326,511	$5,538,174
Equity securities (cost of $1,313,186 in 2012 and $1,156,294 in 2011)	2,180,069	1,873,927
Short-term investments (estimated fair value approximates cost)	465,734	541,014
Total Investments	7,972,314	7,953,115
Cash and cash equivalents	837,208	775,032
Receivables	476,462	350,237
Reinsurance recoverable on unpaid losses	765,043	791,102
Reinsurance recoverable on paid losses	43,406	38,208
Deferred policy acquisition costs	174,274	194,674
Prepaid reinsurance premiums	112,399	97,074
Goodwill and intangible assets	991,430	867,558
Other assets	592,697	465,103
Total Assets	$11,965,233	$11,532,103
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,273,275	$5,398,869
Unearned premiums	1,036,444	915,930
Payables to insurance companies	139,858	64,327
Senior long-term debt and other debt (estimated fair value of $1,446,000 in 2012 and $1,391,000 in 2011)	1,309,530	1,293,520
Other liabilities	463,222	397,111
Total Liabilities	8,222,329	8,069,757
Redeemable noncontrolling interests	87,613	74,231
Commitments and contingencies
Shareholders’ equity:
Common stock	904,047	891,507
Retained earnings	1,957,778	1,835,086
Accumulated other comprehensive income	793,341	660,920
Total Shareholders’ Equity	3,655,166	3,387,513
Noncontrolling interests	125	602
Total Equity	3,655,291	3,388,115
Total Liabilities and Equity	$11,965,233	$11,532,103
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$513,056	$490,201	$1,042,652	$953,312
Net investment income	63,602	64,253	143,396	134,352
Net realized investment gains:
Other-than-temporary impairment losses	(992)	(1,707)	(992)	(1,707)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	(3,168)	—	(3,168)
Other-than-temporary impairment losses recognized in net income	(992)	(4,875)	(992)	(4,875)
Net realized investment gains, excluding other-than-temporary impairment losses	9,208	6,219	21,117	17,459
Net realized investment gains	8,216	1,344	20,125	12,584
Other revenues	108,373	91,370	220,209	168,514
Total Operating Revenues	693,247	647,168	1,426,382	1,268,762
OPERATING EXPENSES
Losses and loss adjustment expenses	221,094	306,683	509,615	621,011
Underwriting, acquisition and insurance expenses	224,784	196,845	463,481	399,195
Amortization of intangible assets	8,315	5,555	17,119	11,563
Other expenses	97,719	79,473	198,123	147,968
Total Operating Expenses	551,912	588,556	1,188,338	1,179,737
Operating Income	141,335	58,612	238,044	89,025
Interest expense	22,209	21,898	44,376	40,860
Income Before Income Taxes	119,126	36,714	193,668	48,165
Income tax expense	28,358	5,065	45,187	6,655
Net Income	$90,768	$31,649	$148,481	$41,510
Net income attributable to noncontrolling interests	1,081	1,335	1,541	2,924
Net Income to Shareholders	$89,687	$30,314	$146,940	$38,586

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$(8,029)	$64,403	$145,426	$84,724
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	130	1,644	(8)	1,468
Reclassification adjustments for net gains included in net income	(5,739)	(827)	(13,670)	(7,291)
Change in net unrealized gains on investments, net of taxes	(13,638)	65,220	131,748	78,901
Change in foreign currency translation adjustments, net of taxes	(3,162)	156	(339)	2,595
Change in net actuarial pension loss, net of taxes	482	355	965	701
Total Other Comprehensive Income (Loss)	(16,318)	65,731	132,374	82,197
Comprehensive Income	$74,450	$97,380	$280,855	$123,707
Comprehensive income attributable to noncontrolling interests	1,034	1,335	1,494	2,924
Comprehensive Income to Shareholders	$73,416	$96,045	$279,361	$120,783

NET INCOME PER SHARE
Basic	$8.44	$3.12	$14.38	$3.97
Diluted	$8.42	$3.11	$14.35	$3.95
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(dollars in thousands)
December 31, 2010	$884,457	$1,735,973	$551,093	$3,171,523	$871	$3,172,394	$15,298
Net income		38,586	—	38,586	(136)	38,450	3,060
Change in net unrealized gains on investments, net of taxes		—	78,901	78,901	—	78,901	—
Change in foreign currency translation adjustments, net of taxes		—	2,595	2,595	—	2,595	—
Change in net actuarial pension loss, net of taxes		—	701	701	—	701	—
Comprehensive Income				120,783	(136)	120,647	3,060
Issuance of common stock	848	—	—	848	—	848	—
Repurchase of common stock	—	(13,492)	—	(13,492)	—	(13,492)	—
Restricted stock units expensed	3,129	—	—	3,129	—	3,129	—
Acquisitions	—	—	—	—	—	—	47,292
Other	182	—	—	182	—	182	(1,279)
June 30, 2011	$888,616	$1,761,067	$633,290	$3,282,973	$735	$3,283,708	$64,371

December 31, 2011	$891,507	$1,835,086	$660,920	$3,387,513	$602	$3,388,115	$74,231
Net income		146,940	—	146,940	(477)	146,463	2,018
Change in net unrealized gains on investments, net of taxes		—	131,748	131,748	—	131,748	—
Change in foreign currency translation adjustments, net of taxes		—	(292)	(292)	—	(292)	(47)
Change in net actuarial pension loss, net of taxes		—	965	965	—	965	—
Comprehensive Income				279,361	(477)	278,884	1,971
Issuance of common stock	8,413	—	—	8,413	—	8,413	—
Repurchase of common stock	—	(16,062)	—	(16,062)	—	(16,062)	—
Restricted stock units expensed	3,806	—	—	3,806	—	3,806	—
Acquisitions	—	—	—	—	—	—	7,896
Adjustment of redeemable noncontrolling interests	—	(8,186)	—	(8,186)	—	(8,186)	8,186
Other	321	—	—	321	—	321	(4,671)
June 30, 2012	$904,047	$1,957,778	$793,341	$3,655,166	$125	$3,655,291	$87,613
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$148,481	$41,510
Adjustments to reconcile net income to net cash provided by operating activities	(43,734)	58,833
Net Cash Provided By Operating Activities	104,747	100,343
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	143,429	107,131
Proceeds from maturities, calls and prepayments of fixed maturities	256,503	202,269
Cost of fixed maturities and equity securities purchased	(285,988)	(312,173)
Net change in short-term investments	75,539	(275,238)
Acquisitions, net of cash acquired	(143,620)	(5,841)
Additions to property and equipment	(22,885)	(27,158)
Cost of equity method investments	(38,250)	(10,600)
Other	(1,509)	10,970
Net Cash Used By Investing Activities	(16,781)	(310,640)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	73,705	295,352
Repayments of senior long-term debt and other debt	(71,529)	(53,038)
Repurchases of common stock	(16,062)	(13,492)
Other	(11,245)	(1,017)
Net Cash Provided (Used) By Financing Activities	(25,131)	227,805
Effect of foreign currency rate changes on cash and cash equivalents	(659)	5,187
Increase in cash and cash equivalents	62,176	22,695
Cash and cash equivalents at beginning of period	775,032	745,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$837,208	$767,954
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

The consolidated balance sheet as of June 30, 2012, the related consolidated statements of income and comprehensive income for the quarters and six months ended June 30, 2012 and 2011, and the consolidated statements of changes in equity and cash flows for the six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2011 was derived from Markel Corporation’s audited annual consolidated financial statements.

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

ParkLand Ventures, Inc. (ParkLand), a subsidiary of the Company, has formed subsidiaries for the purpose of acquiring and financing real estate (the real estate subsidiaries). The assets of the real estate subsidiaries, which are not material to the Company, are consolidated in accordance with U.S. GAAP but are not available to satisfy the debt and other obligations of the Company or any affiliates other than the real estate subsidiaries.

2. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net income to shareholders	$89,687	$30,314	$146,940	$38,586
Adjustment of redeemable noncontrolling interests	8,186	—	8,186	—
Adjusted net income to shareholders	$81,501	$30,314	$138,754	$38,586

Basic common shares outstanding	9,651	9,717	9,646	9,720
Dilutive potential common shares	25	40	26	40
Diluted shares outstanding	9,676	9,757	9,672	9,760
Basic net income per share	$8.44	$3.12	$14.38	$3.97
Diluted net income per share	$8.42	$3.11	$14.35	$3.95

3. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended June 30,
(dollars in thousands)	2012		2011
	Written	Earned	Written	Earned
Direct	$530,144	$490,607	$508,006	$461,962
Assumed	116,778	91,107	89,187	87,323
Ceded	(80,308)	(68,658)	(66,505)	(59,084)
Net premiums	$566,614	$513,056	$530,688	$490,201

	Six Months Ended June 30,
(dollars in thousands)	2012		2011
	Written	Earned	Written	Earned
Direct	$1,048,684	$1,000,196	$981,216	$908,100
Assumed	246,856	174,949	206,760	168,773
Ceded	(147,760)	(132,493)	(138,276)	(123,561)
Net premiums	$1,147,780	$1,042,652	$1,049,700	$953,312

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $24.2 million and $45.3 million, respectively, for the quarters ended June 30, 2012 and 2011 and $64.3 million and $93.8 million, respectively, for the six months ended June 30, 2012 and 2011.

4. Investments

a)	The following tables summarize the Company’s available-for-sale investments.

	June 30, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$312,540	$21,330	$(38)	$—	$333,832
Obligations of states, municipalities and political subdivisions	2,663,600	231,887	(409)	—	2,895,078
Foreign governments	552,873	52,629	(32)	—	605,470
Residential mortgage-backed securities	297,664	21,638	(3)	(2,258)	317,041
Asset-backed securities	15,069	629	—	—	15,698
Public utilities	64,132	5,093	—	—	69,225
All other corporate bonds	1,010,821	86,101	(130)	(6,625)	1,090,167
Total fixed maturities	4,916,699	419,307	(612)	(8,883)	5,326,511
Equity securities:
Insurance companies, banks and trusts	443,857	358,808	(488)	—	802,177
Industrial, consumer and all other	869,329	515,267	(6,704)	—	1,377,892
Total equity securities	1,313,186	874,075	(7,192)	—	2,180,069
Short-term investments	465,739	1	(6)	—	465,734
Investments, available-for-sale	$6,695,624	$1,293,383	$(7,810)	$(8,883)	$7,972,314

	December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$299,413	$22,789	$(9)	$—	$322,193
Obligations of states, municipalities and political subdivisions	2,729,838	201,477	(794)	—	2,930,521
Foreign governments	572,253	45,629	(1,068)	—	616,814
Residential mortgage-backed securities	366,859	24,601	(18)	(2,258)	389,184
Asset-backed securities	16,096	731	(9)	—	16,818
Public utilities	63,965	5,462	—	—	69,427
All other corporate bonds	1,124,528	78,053	(2,750)	(6,614)	1,193,217
Total fixed maturities	5,172,952	378,742	(4,648)	(8,872)	5,538,174
Equity securities:
Insurance companies, banks and trusts	389,421	296,648	(1,366)	—	684,703
Industrial, consumer and all other	766,873	425,131	(2,780)	—	1,189,224
Total equity securities	1,156,294	721,779	(4,146)	—	1,873,927
Short-term investments	541,014	4	(4)	—	541,014
Investments, available-for-sale	$6,870,260	$1,100,525	$(8,798)	$(8,872)	$7,953,115

b)	The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2012
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$55,792	$(35)	$3,483	$(3)	$59,275	$(38)
Obligations of states, municipalities and political subdivisions	9,387	(95)	6,284	(314)	15,671	(409)
Foreign governments	14,270	(32)	—	—	14,270	(32)
Residential mortgage-backed securities	856	(2,261)	—	—	856	(2,261)
All other corporate bonds	12,049	(6,698)	3,920	(57)	15,969	(6,755)
Total fixed maturities	92,354	(9,121)	13,687	(374)	106,041	(9,495)
Equity securities:
Insurance companies, banks and trusts	21,265	(488)	—	—	21,265	(488)
Industrial, consumer and all other	95,989	(6,574)	17,499	(130)	113,488	(6,704)
Total equity securities	117,254	(7,062)	17,499	(130)	134,753	(7,192)
Short-term investments	154,995	(6)	—	—	154,995	(6)
Total	$364,603	$(16,189)	$31,186	$(504)	$395,789	$(16,693)

At June 30, 2012, the Company held 55 securities with a total estimated fair value of $395.8 million and gross unrealized losses of $16.7 million. Of these 55 securities, 12 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $31.2 million and gross unrealized losses of $0.5 million. Of these securities, 10 were fixed maturities and two were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

c)	The amortized cost and estimated fair value of fixed maturities at June 30, 2012 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$308,649	$314,640
Due after one year through five years	1,283,202	1,389,784
Due after five years through ten years	1,599,929	1,742,051
Due after ten years	1,412,186	1,547,297
	4,603,966	4,993,772
Residential mortgage-backed securities	297,664	317,041
Asset-backed securities	15,069	15,698
Total fixed maturities	$4,916,699	$5,326,511

d)
The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Cumulative credit loss, beginning balance	$21,370	$10,307	$21,370	$10,307
Additions:
Increases related to other-than-temporary impairment losses previously recognized	—	4,875	—	4,875
Total additions	—	4,875	—	4,875
Reductions:
Sales of fixed maturities on which credit losses were recognized	—	(15)	—	(15)
Cumulative credit loss, ending balance	$21,370	$15,167	$21,370	$15,167

e)	The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Realized gains:
Sales of fixed maturities	$3,570	$2,877	$5,422	$10,858
Sales of equity securities	5,820	3,747	15,514	5,818
Other	134	94	655	1,519
Total realized gains	9,524	6,718	21,591	18,195
Realized losses:
Sales of fixed maturities	(316)	(499)	(474)	(736)
Other-than-temporary impairments	(992)	(4,875)	(992)	(4,875)
Total realized losses	(1,308)	(5,374)	(1,466)	(5,611)
Net realized investment gains	$8,216	$1,344	$20,125	$12,584
Change in net unrealized gains on investments:
Fixed maturities	$27,921	$80,819	$44,590	$64,423
Equity securities	(47,744)	16,061	149,250	52,918
Short-term investments	(2)	18	(5)	21
Net increase (decrease)	$(19,825)	$96,898	$193,835	$117,362

f)	The following table presents other-than-temporary impairment losses recognized in net income and included in net realized investment gains by investment type.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Fixed maturities:
Residential mortgage-backed securities	$—	$(4,875)	$—	$(4,875)
Total fixed maturities	—	(4,875)	—	(4,875)
Equity securities:
Insurance companies, banks and trusts	(992)	—	(992)	—
Total equity securities	(992)	—	(992)	—
Total	$(992)	$(4,875)	$(992)	$(4,875)

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

a)	The following tables summarize the Company’s segment disclosures.

	Quarter Ended June 30, 2012
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$229,906	$180,150	$236,874	$(8)		$—	$646,922
Net written premiums	193,291	169,276	204,054	(7)		—	566,614
Earned premiums	189,668	144,695	178,699	(6)		—	513,056
Losses and loss adjustment expenses:
Current accident year	(127,683)	(101,378)	(118,931)	—		—	(347,992)
Prior accident years	50,686	11,917	64,785	(490)		—	126,898
Underwriting, acquisition and insurance expenses:
Prospective adoption of ASU 2010-26 (1)	(6,040)	(4,499)	(3,732)	—		—	(14,271)
All other expenses	(81,345)	(53,837)	(74,947)	(384)		—	(210,513)
Underwriting profit (loss)	25,286	(3,102)	45,874	(880)		—	67,178
Net investment income	—	—	—	—		63,602	63,602
Net realized investment gains	—	—	—	—		8,216	8,216
Other revenues (insurance)	—	14,081	147	—		—	14,228
Other expenses (insurance)	—	(11,802)	(778)	—		—	(12,580)
Segment profit (loss)	$25,286	$(823)	$45,243	$(880)		$71,818	$140,644
Other revenues (non-insurance)							94,145
Other expenses (non-insurance)							(85,139)
Amortization of intangible assets							(8,315)
Interest expense							(22,209)
Income before income taxes							$119,126
U.S. GAAP combined ratio (2)	87%	102%	74%	NM	(3)		87%

	Quarter Ended June 30, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$225,979	$143,530	$227,682	$2		$—	$597,193
Net written premiums	194,048	136,292	200,472	(124)		—	530,688
Earned premiums	187,206	131,364	171,754	(123)		—	490,201
Losses and loss adjustment expenses:
Current accident year	(142,550)	(94,324)	(146,546)	—		—	(383,420)
Prior accident years	52,649	1,771	22,605	(288)		—	76,737
Underwriting, acquisition and insurance expenses	(82,932)	(47,789)	(65,835)	(289)		—	(196,845)
Underwriting profit (loss)	14,373	(8,978)	(18,022)	(700)		—	(13,327)
Net investment income	—	—	—	—		64,253	64,253
Net realized investment gains	—	—	—	—		1,344	1,344
Other revenues (insurance)	—	12,375	—	—		—	12,375
Other expenses (insurance)	—	(12,588)	(39)	—		—	(12,627)
Segment profit (loss)	$14,373	$(9,191)	$(18,061)	$(700)		$65,597	$52,018
Other revenues (non-insurance)							78,995
Other expenses (non-insurance)							(66,846)
Amortization of intangible assets							(5,555)
Interest expense							(21,898)
Income before income taxes							$36,714
U.S. GAAP combined ratio (2)	92%	107%	110%	NM	(3)		103%

(1)
Effective January 1, 2012, the Company prospectively adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred policy acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012 and will be recognized into income primarily over the first nine months of 2012, consistent with policy terms. The quarter ended June 30, 2012 included $14.3 million of underwriting, acquisition and insurance expenses that were deferred as of December 31, 2011 and no longer met the criteria for deferral as of January 1, 2012.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(3)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2012
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$452,835	$328,272	$514,440	$(7)		$—	$1,295,540
Net written premiums	386,204	309,828	451,754	(6)		—	1,147,780
Earned premiums	389,046	278,170	375,441	(5)		—	1,042,652
Losses and loss adjustment expenses:
Current accident year	(255,750)	(194,071)	(250,677)	—		—	(700,498)
Prior accident years	81,273	16,243	86,250	7,117		—	190,883
Underwriting, acquisition and insurance expenses:
Prospective adoption of ASU 2010-26 (1)	(14,527)	(10,263)	(9,769)	—		—	(34,559)
All other expenses	(167,202)	(111,103)	(149,950)	(667)		—	(428,922)
Underwriting profit (loss)	32,840	(21,024)	51,295	6,445		—	69,556
Net investment income	—	—	—	—		143,396	143,396
Net realized investment gains	—	—	—	—		20,125	20,125
Other revenues (insurance)	—	24,529	4,530	—		—	29,059
Other expenses (insurance)	—	(23,003)	(1,752)	—		—	(24,755)
Segment profit (loss)	$32,840	$(19,498)	$54,073	$6,445		$163,521	$237,381
Other revenues (non-insurance)							191,150
Other expenses (non-insurance)							(173,368)
Amortization of intangible assets							(17,119)
Interest expense							(44,376)
Income before income taxes							$193,668
U.S. GAAP combined ratio (2)	92%	108%	86%	NM	(3)		93%

	Six Months Ended June 30, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$427,350	$277,851	$482,683	$92		$—	$1,187,976
Net written premiums	369,585	263,531	416,611	(27)		—	1,049,700
Earned premiums	368,263	253,840	331,237	(28)		—	953,312
Losses and loss adjustment expenses:
Current accident year	(265,057)	(172,794)	(334,422)	—		—	(772,273)
Prior accident years	109,441	1,969	35,239	4,613		—	151,262
Underwriting, acquisition and insurance expenses	(168,852)	(97,262)	(132,560)	(521)		—	(399,195)
Underwriting profit (loss)	43,795	(14,247)	(100,506)	4,064		—	(66,894)
Net investment income	—	—	—	—		134,352	134,352
Net realized investment gains	—	—	—	—		12,584	12,584
Other revenues (insurance)	—	21,561	—	—		—	21,561
Other expenses (insurance)	—	(24,328)	(47)	—		—	(24,375)
Segment profit (loss)	$43,795	$(17,014)	$(100,553)	$4,064		$146,936	$77,228
Other revenues (non-insurance)							146,953
Other expenses (non-insurance)							(123,593)
Amortization of intangible assets							(11,563)
Interest expense							(40,860)
Income before income taxes							$48,165
U.S. GAAP combined ratio (2)	88%	106%	130%	NM	(3)		107%

(1)
Effective January 1, 2012, the Company prospectively adopted FASB ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred policy acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012 and will be recognized into income primarily over the first nine months of 2012, consistent with policy terms. The six months ended June 30, 2012 included $34.6 million of underwriting, acquisition and insurance expenses that were deferred as of December 31, 2011 and no longer met the criteria for deferral as of January 1, 2012.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(3)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	June 30, 2012	December 31, 2011
Segment assets:
Investing	$8,766,935	$8,692,391
Underwriting	2,451,938	2,209,431
Total segment assets	$11,218,873	$10,901,822
Non-insurance operations	746,360	630,281
Total assets	$11,965,233	$11,532,103

6. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both June 30, 2012 and December 31, 2011, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At June 30, 2012 and December 31, 2011, the credit default swap had a fair value of $17.1 million and $29.3 million, respectively. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income for the quarter and six months ended June 30, 2012 included favorable changes in the fair value of the credit default swap of $1.1 million and $12.2 million, respectively. For the quarter ended June 30, 2011, net investment income included an adverse change in the credit default swap of $1.0 million. For the six months ended June 30, 2011, net investment income included a favorable change in the credit default swap of $0.6 million.

The fair value of the credit default swap is determined by the Company using a Gaussian copula valuation model, a market standard model for valuing credit default swaps. The fair value is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The significant unobservable inputs used in the fair value measurement of the credit default swap are expected default rates and future expected recovery rates. The Company determines these unobservable inputs based upon default rates and recovery rates used to price similar credit default swap indices. A significant increase in expected default rates in isolation results in a significantly higher fair value measurement, while a significant decrease in expected default rates results in a significantly lower fair value measurement. A significant increase in future expected recovery rates in isolation results in a significantly lower fair value measurement, while a significant decrease in future expected recovery rates results in a significantly higher fair value measurement. Generally, a change in the assumption used for expected default rates is accompanied by a directionally opposite change in future expected recovery rates. The fair value measurement of the credit default swap at June 30, 2012 included expected default rates ranging between 2% and 30%, with a weighted-average expected default rate of 5%, and future expected recovery rates ranging between 20% and 40%, with a weighted-average future expected recovery rate of 39%. The fair value measurement of the credit default swap at December 31, 2011 included expected default rates ranging between 2% and 37%, with a weighted-average expected default rate of 9%, and future expected recovery rates ranging between 19% and 52%, with a weighted-average future expected recovery rate of 39%.

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

The Company had no other material derivative instruments at June 30, 2012.

7. Employee Benefit Plans

a)
Expenses relating to the Company’s defined contribution plans were $4.7 million and $9.3 million, respectively, for the quarter and six months ended June 30, 2012 and $4.1 million and $8.5 million, respectively, for the same periods in 2011.

b)	The following table presents the components of net periodic benefit cost (income) for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Service cost	$89	$346	$179	$683
Interest cost	1,693	1,811	3,386	3,579
Expected return on plan assets	(2,431)	(2,504)	(4,863)	(4,947)
Amortization of net actuarial pension loss	644	486	1,287	960
Net periodic benefit cost (income)	$(5)	$139	$(11)	$275

The Company contributed $5.7 million to the Terra Nova Pension Plan during the six months ended June 30, 2012 and does not expect to make any additional contributions in 2012.

8. Commitments and Contingencies

The Company owns controlling interests in various non-insurance subsidiaries. Under the terms of certain of the acquisition agreements, the Company has the option to acquire the remaining equity interests and the remaining equity interests have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on the respective company's earnings in specified periods preceding the redemption date. The redeemable noncontrolling interests generally become redeemable between 2012 and 2018.

The Company recognizes changes in the redemption value that exceed the carrying value of redeemable noncontrolling interests immediately through retained earnings as if the balance sheet date were also the redemption date. Changes in the redemption value also result in an adjustment to net income to shareholders in the calculation of basic and diluted net income per share. At June 30, 2012, the adjustment recorded to increase redeemable noncontrolling interests to redemption value was $8.2 million. At March 31, 2012 and December 31, 2011, the redemption values of the redeemable noncontrolling interests were less than or approximated their carrying values.

Redeemable noncontrolling interests have been reclassified from other noncontrolling interests in the consolidated balance sheets and statements of changes in equity for all periods presented. The reclassification had no impact on previously reported shareholders' equity, net income or basic and diluted net income per share.

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

	June 30, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$333,832	$—	$333,832
Obligations of states, municipalities and political subdivisions	—	2,895,078	—	2,895,078
Foreign governments	—	605,470	—	605,470
Residential mortgage-backed securities	—	317,041	—	317,041
Asset-backed securities	—	15,698	—	15,698
Public utilities	—	69,225	—	69,225
All other corporate bonds	—	1,090,167	—	1,090,167
Total fixed maturities	—	5,326,511	—	5,326,511
Equity securities:
Insurance companies, banks and trusts	802,177	—	—	802,177
Industrial, consumer and all other	1,377,892	—	—	1,377,892
Total equity securities	2,180,069	—	—	2,180,069
Short-term investments	391,822	73,912	—	465,734
Total investments available-for-sale	2,571,891	5,400,423	—	7,972,314
Liabilities:
Derivative contracts	$—	$—	$17,130	$17,130

	December 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$322,193	$—	$322,193
Obligations of states, municipalities and political subdivisions	—	2,930,521	—	2,930,521
Foreign governments	—	616,814	—	616,814
Residential mortgage-backed securities	—	389,184	—	389,184
Asset-backed securities	—	16,818	—	16,818
Public utilities	—	69,427	—	69,427
All other corporate bonds	—	1,193,217	—	1,193,217
Total fixed maturities	—	5,538,174	—	5,538,174
Equity securities:
Insurance companies, banks and trusts	684,703	—	—	684,703
Industrial, consumer and all other	1,189,224	—	—	1,189,224
Total equity securities	1,873,927	—	—	1,873,927
Short-term investments	477,348	63,666	—	541,014
Total investments available-for-sale	2,351,275	5,601,840	—	7,953,115
Liabilities:
Derivative contracts	$—	$—	$29,331	$29,331

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Derivatives, beginning of period	$18,270	$23,567	$29,331	$25,228
Total losses (gains) included in:
Net income	(1,140)	1,029	(12,201)	(632)
Other comprehensive income (loss)	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Derivatives, end of period	$17,130	$24,596	$17,130	$24,596
Net unrealized losses (gains) included in net income relating to liabilities held at June 30, 2012 and 2011 (1)	$(1,140)	$1,029	$(12,201)	$(632)

(1)	Included in net investment income in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during the quarter and six months ended June 30, 2012 and 2011. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2012 and 2011.

10. Acquisitions

Insurance Acquisition. On January 1, 2012, the Company acquired 100% of the outstanding membership units of Thompson Insurance Enterprises, LLC (THOMCO), a privately held program administrator headquartered in Kennesaw, Georgia that underwrites multi-line, industry-focused insurance programs. Results attributable to this acquisition are included in the Specialty Admitted segment.

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

Non-insurance Acquisitions. On April 18, 2012, the Company acquired an 85% controlling interest in Havco WP LLC (Havco), a privately held company headquartered in Cape Girardeau, Missouri. Havco is a leading manufacturer of laminated oak and composite wood flooring that is utilized in the assembly of truck trailers, intermodal containers and truck bodies. Under the terms of the acquisition agreement, the Company has the option to acquire the remaining equity interests in Havco and the remaining equity interests have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on Havco's earnings in specified periods preceding the redemption date. Also during the second quarter, ParkLand completed the acquisition of several manufactured housing communities. Cash consideration for the Company's non-insurance acquisitions in the second quarter was $54.4 million. The purchase price was allocated to the acquired assets and liabilities of Havco and the acquired manufactured housing communities based on estimated fair values at the acquisition dates. The Company recognized goodwill of $11.5 million, other intangible assets of $17.4 million and redeemable noncontrolling interests of $7.9 million in connection with these acquisitions. Other intangible assets include $10.4 million of customer relationships, which are expected to be amortized over a weighted average period of 17 years.

11. Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted FASB ASU No. 2010-26, which addresses diversity in practice within the insurance industry regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance specifies that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be capitalized. The Company elected prospective adoption of ASU No. 2010-26. At December 31, 2011, deferred policy acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012 and will be recognized into income primarily over the first nine months of 2012, consistent with policy terms. Upon adoption of ASU No. 2010-26, the Company's policy is to defer commissions and premium taxes that meet the criteria for deferral under the new guidance. During the quarter ended June 30, 2012, the Company deferred $100.8 million of policy acquisition costs and amortized $108.3 million of policy acquisition costs. Under its previous policy, the Company would have deferred $130.2 million of policy acquisition costs and amortized $121.0 million of policy acquisition costs for the quarter ended June 30, 2012. During the six months ended June 30, 2012, the Company deferred $199.9 million of policy acquisition costs and amortized $220.3 million of policy acquisition costs. Under its previous policy, the Company would have deferred $256.8 million of policy acquisition costs and amortized $240.2 million of policy acquisition costs for the six months ended June 30, 2012.

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

12. Subsequent Events

On July 2, 2012, the Company issued $350 million of 4.90% unsecured senior notes due July 1, 2022. Net proceeds to the Company were $347.2 million. On August 1, 2012, the Company used a portion of these proceeds to redeem its 7.50% unsecured senior debentures due August 22, 2046 at a redemption price equal to 100% of their principal amount, or $150 million. The proceeds from the July 2012 issuance are also being used to pre-fund the repayment of our 6.80% unsecured senior notes due 2013 at their maturity on February 15, 2013 ($246.7 million principal amount outstanding at June 30, 2012).

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

Our non-insurance operations are comprised of a diverse portfolio of industrial and service companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment, laminated furniture products, food processing equipment and laminated oak and composite wood flooring used in truck trailers, an owner and operator of manufactured housing communities, a real estate investment fund manager, a concierge medical and executive health services company, a retail intelligence services company, a company that manages behavioral health programs and a manufacturer and lessor of trailer tubes used by industrial, chemical and distribution companies to transport gas and liquids.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Underwriting profit (loss)	$67,178	$(13,327)	$69,556	$(66,894)
Net investment income	63,602	64,253	143,396	134,352
Net realized investment gains	8,216	1,344	20,125	12,584
Other revenues	108,373	91,370	220,209	168,514
Amortization of intangible assets	(8,315)	(5,555)	(17,119)	(11,563)
Other expenses	(97,719)	(79,473)	(198,123)	(147,968)
Interest expense	(22,209)	(21,898)	(44,376)	(40,860)
Income tax expense	(28,358)	(5,065)	(45,187)	(6,655)
Net income attributable to noncontrolling interests	(1,081)	(1,335)	(1,541)	(2,924)
Net income to shareholders	$89,687	$30,314	$146,940	$38,586

Net income to shareholders for the quarter and six months ended June 30, 2012 increased primarily due to improved underwriting results compared to the same periods of 2011. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Gross premium volume	$646,922	$597,193	$1,295,540	$1,187,976
Net written premiums	$566,614	$530,688	$1,147,780	$1,049,700
Net retention	88%	89%	89%	88%
Earned premiums	$513,056	$490,201	$1,042,652	$953,312
Losses and loss adjustment expenses	$221,094	$306,683	$509,615	$621,011
Underwriting, acquisition and insurance expenses (1)	$224,784	$196,845	$463,481	$399,195
Underwriting profit (loss)	$67,178	$(13,327)	$69,556	$(66,894)
U.S. GAAP Combined Ratios (2)
Excess and Surplus Lines	87%	92%	92%	88%
Specialty Admitted	102%	107%	108%	106%
London Insurance Market	74%	110%	86%	130%
Other Insurance (Discontinued Lines)	NM (3)	NM (3)	NM (3)	NM (3)
Markel Corporation (Consolidated)	87%	103%	93%	107%

(1)
Effective January 1, 2012, we prospectively adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012. Pursuant to the new guidance, these costs will be amortized primarily over the first nine months of 2012, consistent with policy terms. As a result of the prospective adoption of ASU No. 2010-26, underwriting, acquisition and insurance expenses for the quarter and six months ended June 30, 2012 included $14.3 million and $34.6 million of costs that were deferred as of December 31, 2011 and no longer met the criteria for deferral.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(3)	NM – Ratio is not meaningful.

Our combined ratio was 87% and 93%, respectively, for the quarter and six months ended June 30, 2012 compared to 103% and 107%, respectively, for the same periods in 2011. The prospective adoption of ASU No. 2010-26 increased our underwriting, acquisition and insurance expenses for the quarter and six months ended June 30, 2012 by approximately $14.3 million, or three points on the combined ratio and $34.6 million, or three points on the combined ratio, respectively. The combined ratio for the second quarter of 2011 included $30.4 million, or six points, of underwriting loss related to U.S. storms and additional losses from the Japanese earthquake and tsunami (Japanese catastrophe) that occurred during the first quarter of 2011. The combined ratio for the six months ended June 30, 2011 included $99.0 million, or 10 points, of underwriting loss related to the U.S. storms, Australian floods, New Zealand earthquake and Japanese catastrophe. Excluding the impact of the prospective adoption of ASU No. 2010-26 in 2012 and the effects of the catastrophe losses in 2011, our combined ratio for both periods of 2012 improved due to a lower current accident year loss ratio and to more favorable development of prior years' loss reserves within the London Insurance Market segment compared to the same periods of 2011. The improvement in the current accident year loss ratio was primarily due to lower attritional losses in the Excess and Surplus Lines and London Insurance Market segments.

The combined ratio for the Excess and Surplus Lines segment was 87% and 92%, respectively, for the quarter and six months ended June 30, 2012 compared to 92% and 88%, respectively, for the same periods in 2011. For the quarter ended June 30, 2012, a lower current accident year loss ratio was partially offset by less favorable development on prior years' loss reserves and a higher expense ratio compared to the same period of 2011. For the six months ended June 30, 2012, less favorable development on prior years' loss reserves and a higher expense ratio were partially offset by a lower current accident year loss ratio. For the quarter and six months ended June 30, 2012, the increase in the expense ratio was attributable to the impact of prospective adoption of ASU No. 2010-26, which added approximately $6.0 million, or three points, and $14.5 million, or four points, respectively, to the segment's combined ratio. Excluding the impact of prospective adoption of ASU No. 2010-26 from the quarter and six months ended June 30, 2012, the improvement in the expense ratio was primarily due to an increase in earned premium and to a reduction in general expenses compared to the same periods of 2011. The current accident year loss ratio for the quarter and six months ended June 30, 2011 included $9.8 million, or five points and three points, respectively, of losses from U.S. storms that occurred during the second quarter of 2011. The improvement in the current accident year loss ratio also was due to lower attritional property losses during the quarter and six months ended June 30, 2012. The Excess and

Surplus Lines segment’s combined ratio for the quarter and six months ended June 30, 2012 included $50.7 million and $81.3 million, respectively, of favorable development on prior years’ loss reserves compared to $52.6 million and $109.4 million of favorable development for the same periods in 2011. In the first quarter of 2011, we resolved a significant portion of our outstanding liabilities associated with an errors and omissions program for mortgage servicing companies and, as a result, reduced prior years' loss reserves by $15.8 million. The redundancies on prior years’ loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2012 and 2011 were most significant on our professional and products liability programs.

The combined ratio for the Specialty Admitted segment was 102% and 108%, respectively, for the quarter and six months ended June 30, 2012 compared to 107% and 106%, respectively, for the same periods of 2011. For the quarter ended June 30, 2012, the decrease in the combined ratio was primarily due to more favorable development on prior years’ loss reserves, which was partially offset by a higher expense ratio. For the six months ended June 30, 2012, the increase in the combined ratio was due to a higher current accident year loss ratio and a higher expense ratio, which were partially offset by more favorable development of prior years' loss reserves. For the quarter and six months ended June 30, 2012, the increase in the expense ratio was primarily attributable to the impact of prospective adoption of ASU No. 2010-26, which added approximately $4.5 million, or three points, and $10.3 million, or four points, respectively, to the segment's combined ratio. Also contributing to the increase in the expense ratio for the six months ended June 30, 2012 was the write off of previously capitalized software development costs. These unfavorable impacts were partially offset by more favorable development of prior years' loss reserves in both periods of 2012. The Specialty Admitted segment’s combined ratio for the quarter and six months ended June 30, 2012 included $11.9 million and $16.2 million, respectively, of favorable development on prior years’ loss reserves compared to $1.8 million and $2.0 million of favorable development for the same periods in 2011. The redundancies on prior years' loss reserves experienced within the Specialty Admitted segment during the quarter and six months ended June 30, 2012 were most notable on the 2011 accident year across several product lines. For the six months ended June 30, 2012, the higher current accident year loss ratio was primarily due to an increased frequency in large losses on our general liability product lines and to higher earned premiums on our workers' compensation product line (which carries a higher loss ratio) during 2012 compared to 2011. The Specialty Admitted segment included an underwriting loss of $21.4 million on our workers' compensation line for the six months ended June 30, 2012 compared to an underwriting loss of $12.2 million for the same period of 2011. The workers' compensation insurance market continues to be adversely impacted by high rates of unemployment, unfavorable economic conditions and a challenging pricing environment.

The combined ratio for the London Insurance Market segment was 74% and 86%, respectively, for the quarter and six months ended June 30, 2012 compared to 110% and 130%, respectively, for the same periods of 2011. For both the quarter and six months ended June 30, 2012, the decrease in the combined ratio was due to a lower current accident year loss ratio and more favorable development on prior years’ loss reserves, which was partially offset by a higher expense ratio compared to the same periods of 2011. The combined ratio for the second quarter of 2011 included $17.0 million, or 10 points, of underwriting loss related to U.S. storms and additional losses from the Japanese catastrophe that occurred during the first quarter of 2011 and $10.0 million, or six points, of underwriting loss related to two large losses in the Marine and Energy division. The combined ratio for the six months ended June 30, 2011 included $84.0 million, or 25 points, of underwriting loss related to the Australian floods, the New Zealand earthquake, the Japanese catastrophe and U.S. storms and $23.0 million, or seven points, of underwriting loss related to two large losses in the Marine and Energy division. The London Insurance Market segment's combined ratio for the quarter and six months ended June 30, 2012 included $64.8 million and $86.3 million, respectively, of favorable development on prior years’ loss reserves compared to $22.6 million and $35.2 million of favorable development for the same periods in 2011. Favorable development of prior years' loss reserves in 2012 was primarily on the 2008 and 2009 accident years and occurred in a variety of programs across each of our divisions. The loss reserve redundancies for the quarter and six months ended ended June 30, 2012 also included $14.8 million and $18.3 million, respectively, of favorable loss reserve development on the 2001 and prior accident years. For the quarter and six months ended June 30, 2012, the increase in the expense ratio was primarily attributable to the impact of prospective adoption of ASU No. 2010-26, which added approximately $3.7 million, or two points, and $9.8 million, or three points, respectively, to the segment's combined ratio. For the quarter ended June 30, 2012, the increase in the expense ratio (excluding the impact of prospective adoption of ASU No. 2010-26) was due to higher profit sharing costs, partially offset by the impact of higher earned premiums compared to the same period of 2011.

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $0.9 million and an underwriting profit of $6.4 million for the quarter and six months ended June 30, 2012, respectively, compared to an underwriting loss of $0.7 million and an underwriting profit of $4.1 million for the same periods of 2011. Underwriting profits for the six months ended June 30, 2012 and 2011 were primarily due to the release of allowances for reinsurance bad debt related to discontinued lines of business originally written by Markel International.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
Quarter Ended June 30,			Six Months Ended June 30,
2012	2011	(dollars in thousands)	2012	2011
$229,906	$225,979	Excess and Surplus Lines	$452,835	$427,350
180,150	143,530	Specialty Admitted	328,272	277,851
236,874	227,682	London Insurance Market	514,440	482,683
(8)	2	Other Insurance (Discontinued Lines)	(7)	92
$646,922	$597,193	Total	$1,295,540	$1,187,976

Gross premium volume for the quarter and six months ended June 30, 2012 increased 8% and 9%, respectively compared to the same periods of 2011. The increase in gross premium volume in both periods of 2012 was attributable to higher gross premium volume in each of our three operating segments. For the quarter and six months ended June 30, 2012, the Specialty Admitted segment included $62.5 million and $134.8 million, respectively, of gross premium volume attributable to our workers' compensation product line, compared to $51.7 million and $110.0 million for the same periods of 2011. For the quarter and six months ended June 30, 2012, the Specialty Admitted segment also included $26.3 million of gross premium volume attributable to THOMCO, which was acquired in the first quarter of 2012. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the quarter and six months ended June 30, 2012.

During the latter part of 2011, we saw price declines stabilize and achieved modest price increases in several lines, most notably the marine and energy products within the London Insurance Market segment. In the first half of 2012, we generally saw flat to small single digit favorable rate changes compared to flat to small single digit rate declines in the same period of 2011.

When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary depending on the competitive environment.

Net Written Premiums
Quarter Ended June 30,			Six Months Ended June 30,
2012	2011	(dollars in thousands)	2012	2011
$193,291	$194,048	Excess and Surplus Lines	$386,204	$369,585
169,276	136,292	Specialty Admitted	309,828	263,531
204,054	200,472	London Insurance Market	451,754	416,611
(7)	(124)	Other Insurance (Discontinued Lines)	(6)	(27)
$566,614	$530,688	Total	$1,147,780	$1,049,700

Net retention of gross premium volume for the quarter and six months ended June 30, 2012 was 88% and 89%, respectively, compared to 89% and 88%, respectively, for the same periods of 2011. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
Quarter Ended June 30,			Six Months Ended June 30,
2012	2011	(dollars in thousands)	2012	2011
$189,668	$187,206	Excess and Surplus Lines	$389,046	$368,263
144,695	131,364	Specialty Admitted	278,170	253,840
178,699	171,754	London Insurance Market	375,441	331,237
(6)	(123)	Other Insurance (Discontinued Lines)	(5)	(28)
$513,056	$490,201	Total	$1,042,652	$953,312

Earned premiums for the quarter and six months ended June 30, 2012 increased 5% and 9%, respectively, compared to the same periods in 2011. The increase in earned premiums in both periods of 2012 was attributable to higher earned premiums in each of our three operating segments. For the quarter and six months ended June 30, 2012, the Specialty Admitted segment included $58.9 million and $115.5 million, respectively, of earned premiums from FirstComp, compared to $48.6 million and $92.4 million for the same periods of 2011. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the quarter and six months ended June 30, 2012.

Investing Results

Net investment income for the second quarter of 2012 was $63.6 million compared to $64.3 million for the second quarter of 2011. Net investment income was $143.4 million for the six months ended June 30, 2012 and $134.4 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, net investment income included a favorable change in the fair value of our credit default swap of $12.2 million compared to $0.6 million for the same period in 2011. The fair value of our credit default swap is driven by observable and unobservable inputs as discussed in note 6 of our consolidated financial statements. During the first quarter of 2012, financial markets improved and credit spreads narrowed, which favorably impacted the fair value of the credit default swap. Changes in the fair value of this derivative instrument could be significant prior to its scheduled termination date of December 2014.

Net realized investment gains for the second quarter of 2012 were $8.2 million compared to $1.3 million for the second quarter of 2011. For the six months ended June 30, 2012, net realized investment gains were $20.1 million compared to $12.6 million for the same period of 2011. Net realized investment gains for the quarter and six months ended June 30, 2012 included $1.0 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $4.9 million for the same periods of 2011.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At June 30, 2012, we held securities with gross unrealized losses of $16.7 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at June 30, 2012. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations, which are referred to collectively as Markel Ventures, are comprised of a diverse portfolio of industrial and service companies from various industries and include the results of AMF Bakery Systems, ParkLand Ventures, Inc., Panel Specialists, Inc., Ellicott Dredge Enterprises, LLC, Solbern, Inc., Markel Eagle Partners, LLC, RD Holdings, LLC, Diamond Healthcare Corporation, PartnerMD, LLC (acquired in July 2011) , Baking Technology Systems, Inc. (acquired in September 2011) and WI Holdings Inc. (acquired in October 2011). In April 2012, we acquired an 85% controlling interest in Havco WP LLC (Havco), a privately held company based in Cape Girardeau, Missouri that manufactures laminated oak and composite wood flooring that is utilized in the assembly of truck trailers, intermodal containers and truck bodies.

We consolidate our non-insurance operations on a one-month lag. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. Revenues for our non-insurance operations were $94.1 million and $191.2 million for the quarter and six months ended June 30, 2012 compared to $79.0 million and $147.0 million for the same periods in 2011. Net income to shareholders from our non-insurance operations was $0.2 million and $0.4 million for the quarter and six months ended June 30, 2012 compared to $2.4 million and $4.7 million for the same periods in 2011. Revenues from our non-insurance operations increased for the quarter and six months ended June 30, 2012 compared to the same periods of 2011 primarily due to our acquisitions of Baking Technology Systems, Inc. and WI Holdings Inc. in late 2011 and Havco in 2012.

Interest Expense and Income Taxes

Interest expense for the second quarter of 2012 increased to $22.2 million from $21.9 million in the same period in 2011. Interest expense for the six months ended June 30, 2012 increased to $44.4 million from $40.9 million in the same period of 2011. For both periods of 2012, the increase in interest expense compared to the same periods of 2011 is due in part to the June 2011 issuance of our 5.35% unsecured senior notes.

The estimated annual effective tax rate was 23% and 14% as of June 30, 2012 and 2011, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the estimated annual effective tax rate was primarily due to anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2012 compared to 2011.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $73.4 million for the second quarter of 2012 compared to $96.0 million for the same period of 2011. Comprehensive income to shareholders for the second quarter of 2012 included a decrease in net unrealized gains on investments, net of taxes, of $13.6 million and net income to shareholders of $89.7 million. Comprehensive income to shareholders for the second quarter of 2011 included an increase in net unrealized gains on investments, net of taxes, of $65.2 million and net income to shareholders of $30.3 million. For the six months ended June 30, 2012, comprehensive income to shareholders was $279.4 million compared to $120.8 million for the same period of 2011. Comprehensive income to shareholders for the six months ended June 30, 2012 included an increase in net unrealized gains on investments, net of taxes, of $131.7 million and net income to shareholders of $146.9 million. Comprehensive income to shareholders for the six months ended June 30, 2011 included an increase in net unrealized gains on investments, net of taxes, of $78.9 million and net income to shareholders of $38.6 million.

Financial Condition

Invested assets were $8.8 billion at June 30, 2012 compared to $8.7 billion at December 31, 2011. Net unrealized gains on investments, net of taxes, were $836.5 million at June 30, 2012 compared to $704.7 million at December 31, 2011. Equity securities were $2.2 billion, or 25% of invested assets, at June 30, 2012 compared to $1.9 billion, or 21% of invested assets, at December 31, 2011.

Net cash provided by operating activities was $104.7 million for the six months ended June 30, 2012 compared to $100.3 million for the same period of 2011. The increase in net cash provided by operating activities was due to higher cash flows from underwriting activities as a result of higher premium volume in each of our three operating segments, partially offset by increased claims settlement activity during the first quarter of 2012, primarily in the London Insurance Market segment.

Net cash used by investing activities was $16.8 million for the six months ended June 30, 2012 compared to $310.6 million for the same period of 2011. During the first six months of 2012, we used net cash of $143.6 million to acquire THOMCO and several non-insurance subsidiaries. See note 10 of our consolidated financial statements for a discussion of these acquisitions. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $25.1 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $227.8 million for the same period of 2011. On June 1, 2011, we issued $250 million of 5.35% unsecured senior notes due June 1, 2021. Cash of $16.1 million and $13.5 million was used to repurchase shares of our common stock during the first six months of 2012 and 2011, respectively.

On July 2, 2012, we issued $350 million of 4.90% unsecured senior notes due July 1, 2022. Net proceeds were $347.2 million. On August 1, 2012, we used a portion of these proceeds to redeem our 7.50% unsecured senior debentures due August 22, 2046 at a redemption price equal to 100% of their principal amount, or $150 million. The proceeds from the July 2012 issuance are also being used to pre-fund the repayment of our 6.80% unsecured senior notes due 2013 at their maturity on February 15, 2013 ($246.7 million principal amount outstanding at June 30, 2012).

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 26% at June 30, 2012 and 28% at December 31, 2011. From time to time, our debt to capital ratio may increase due to business opportunities that are financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $0.9 billion and $1.2 billion of invested assets at June 30, 2012 and December 31, 2011, respectively. The decrease in invested assets is primarily the result of acquisitions made during 2012.

Shareholders' equity was $3.7 billion at June 30, 2012 and $3.4 billion at December 31, 2011. Book value per share increased to $379.88 at June 30, 2012 from $352.10 at December 31, 2011 primarily due to $279.4 million of comprehensive income to shareholders for the six months ended June 30, 2012.

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

During the six months ended June 30, 2012, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 94% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2012, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. While our fixed maturity portfolio includes securities issued with financial guaranty insurance, we purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including rating downgrades, political and financial changes and the widening of credit spreads. We believe our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the six months ended June 30, 2012, there were no material changes in the foreign exposures included in our fixed maturity portfolio.

The estimated fair value of our investment portfolio at June 30, 2012 was $8.8 billion, 75% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 25% of which was invested in equity securities. At December 31, 2011, the estimated fair value of our investment portfolio was $8.7 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities.

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

During the second quarter of 2012, we implemented an internally developed data warehouse and related actuarial data mart which serves as a basis for the determination and recording of our incurred but not reported (IBNR) reserves for our Excess and Surplus Lines segment. This application allows us to more efficiently review claims development patterns across the multiple underwriting systems used within this segment, streamlining actuarial processes and enhancing the control environment related to IBNR reserves.

There were no other changes in our internal control over financial reporting during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
we have substantial investments in municipal bonds (approximately $2.9 billion at June 30, 2012) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended June 30, 2012.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2012 through April 30, 2012	—	—	—	$153,275
May 1, 2012 through May 31, 2012	20,200	$437.02	20,200	$144,447
June 1, 2012 through June 30, 2012	11,300	$434.92	11,300	$139,533
Total	31,500	$436.27	31,500	$139,533

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of August 2012.

Markel Corporation

By:	/s/ Alan I. Kirshner
Alan I. Kirshner
Chief Executive Officer and
Chairman of the Board of Directors

By:	/s/ Anne G. Waleski
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

4.2
Form of Consent dated as of June 25, 2012 regarding Amended and Restated Credit Agreement dated as of September 23, 2011 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent*

4.3	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)d

4.4
Form of Second Supplemental Indenture dated as of February 25, 2003 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.1)e

4.5
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)f

4.6
Form of Fourth Supplemental Indenture dated as of August 22, 2006 between Markel Corporation and J.P. Morgan Trust Company, National Association (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)g

4.7
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)h

4.8
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)i

4.9
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)j

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2012 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Markel Corporation 2012 Equity Incentive Compensation Plan (Appendix A)k

10.2	Form of Restricted Stock Award Agreement for Outside Directors*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 13, 2011.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on November 18, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2011.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on June 5, 2001.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on February 25, 2003.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 11, 2004.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 17, 2006.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on September 21, 2009.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 31, 2011.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

k.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant's Proxy Statement and Definitive 14A filed March 16, 2012.

*	Filed with this report.