Form 10-Q
period 2012-09-30
MARKEL CORP
filed 2012-11-08
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at October 31, 2012: 9,624,398

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,833,249 in 2012 and $5,172,952 in 2011)	$5,280,549	$5,538,174
Equity securities (cost of $1,375,406 in 2012 and $1,156,294 in 2011)	2,341,253	1,873,927
Short-term investments (estimated fair value approximates cost)	729,042	541,014
Total Investments	8,350,844	7,953,115
Cash and cash equivalents	834,828	775,032
Receivables	446,773	350,237
Reinsurance recoverable on unpaid losses	748,864	791,102
Reinsurance recoverable on paid losses	42,224	38,208
Deferred policy acquisition costs	167,185	194,674
Prepaid reinsurance premiums	114,354	97,074
Goodwill and intangible assets	997,834	867,558
Other assets	680,511	465,103
Total Assets	$12,383,417	$11,532,103
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,306,045	$5,398,869
Unearned premiums	1,053,135	915,930
Payables to insurance companies	100,079	64,327
Senior long-term debt and other debt (estimated fair value of $1,692,000 in 2012 and $1,391,000 in 2011)	1,510,598	1,293,520
Other liabilities	519,903	397,111
Total Liabilities	8,489,760	8,069,757
Redeemable noncontrolling interests	87,738	74,231
Commitments and contingencies
Shareholders’ equity:
Common stock	905,841	891,507
Retained earnings	2,009,133	1,835,086
Accumulated other comprehensive income	891,142	660,920
Total Shareholders’ Equity	3,806,116	3,387,513
Noncontrolling interests	(197)	602
Total Equity	3,805,919	3,388,115
Total Liabilities and Equity	$12,383,417	$11,532,103
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$530,537	$509,203	$1,573,189	$1,462,515
Net investment income	64,438	62,199	207,834	196,551
Net realized investment gains:
Other-than-temporary impairment losses	(3,159)	(9,846)	(4,151)	(11,553)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	(138)	—	(3,306)
Other-than-temporary impairment losses recognized in net income	(3,159)	(9,984)	(4,151)	(14,859)
Net realized investment gains, excluding other-than-temporary impairment losses	8,390	22,823	29,507	40,282
Net realized investment gains	5,231	12,839	25,356	25,423
Other revenues	165,569	91,847	385,778	260,361
Total Operating Revenues	765,775	676,088	2,192,157	1,944,850
OPERATING EXPENSES
Losses and loss adjustment expenses	303,459	306,632	813,074	927,643
Underwriting, acquisition and insurance expenses	231,841	202,316	695,322	601,511
Amortization of intangible assets	7,959	6,023	25,078	17,586
Other expenses	145,339	70,302	343,462	218,270
Total Operating Expenses	688,598	585,273	1,876,936	1,765,010
Operating Income	77,177	90,815	315,221	179,840
Interest expense	24,692	23,656	69,068	64,516
Income Before Income Taxes	52,485	67,159	246,153	115,324
Income tax expense	811	12,490	45,998	19,145
Net Income	$51,674	$54,669	$200,155	$96,179
Net income attributable to noncontrolling interests	2,021	1,405	3,562	4,329
Net Income to Shareholders	$49,653	$53,264	$196,593	$91,850

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$100,630	$(90,330)	$246,056	$(5,606)
Unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(128)	189	(136)	1,657
Reclassification adjustments for net gains included in net income	(6,484)	(7,995)	(20,154)	(15,286)
Change in net unrealized gains on investments, net of taxes	94,018	(98,136)	225,766	(19,235)
Change in foreign currency translation adjustments, net of taxes	3,266	(8,133)	2,927	(5,538)
Change in net actuarial pension loss, net of taxes	522	379	1,487	1,080
Total Other Comprehensive Income (Loss)	97,806	(105,890)	230,180	(23,693)
Comprehensive Income (Loss)	$149,480	$(51,221)	$430,335	$72,486
Comprehensive income attributable to noncontrolling interests	2,026	1,405	3,520	4,329
Comprehensive Income (Loss) to Shareholders	$147,454	$(52,626)	$426,815	$68,157

NET INCOME PER SHARE
Basic	$5.33	$5.50	$19.72	$9.46
Diluted	$5.32	$5.48	$19.67	$9.42
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(dollars in thousands)
December 31, 2010	$884,457	$1,735,973	$551,093	$3,171,523	$871	$3,172,394	$15,298
Net income (loss)		91,850	—	91,850	(345)	91,505	4,674
Change in net unrealized gains on investments, net of taxes		—	(19,235)	(19,235)	—	(19,235)	—
Change in foreign currency translation adjustments, net of taxes		—	(5,538)	(5,538)	—	(5,538)	—
Change in net actuarial pension loss, net of taxes		—	1,080	1,080	—	1,080	—
Comprehensive Income (Loss)				68,157	(345)	67,812	4,674
Issuance of common stock	1,182	—	—	1,182	—	1,182	—
Repurchase of common stock	—	(33,436)	—	(33,436)	—	(33,436)	—
Restricted stock units expensed	4,606	—	—	4,606	—	4,606	—
Acquisitions	—	—	—	—	—	—	47,287
Other	148	—	—	148	—	148	(1,873)
September 30, 2011	$890,393	$1,794,387	$527,400	$3,212,180	$526	$3,212,706	$65,386

December 31, 2011	$891,507	$1,835,086	$660,920	$3,387,513	$602	$3,388,115	$74,231
Net income (loss)		196,593	—	196,593	(742)	195,851	4,304
Change in net unrealized gains on investments, net of taxes		—	225,766	225,766	—	225,766	—
Change in foreign currency translation adjustments, net of taxes		—	2,969	2,969	—	2,969	(42)
Change in net actuarial pension loss, net of taxes		—	1,487	1,487	—	1,487	—
Comprehensive Income (Loss)				426,815	(742)	426,073	4,262
Issuance of common stock	8,803	—	—	8,803	—	8,803	—
Repurchase of common stock	—	(16,062)	—	(16,062)	—	(16,062)	—
Restricted stock units expensed	5,184	—	—	5,184	—	5,184	—
Acquisitions	—	—	—	—	—	—	7,896
Adjustment of redeemable noncontrolling interests	—	(6,484)	—	(6,484)	—	(6,484)	6,484
Other	347	—	—	347	(57)	290	(5,135)
September 30, 2012	$905,841	$2,009,133	$891,142	$3,806,116	$(197)	$3,805,919	$87,738
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$200,155	$96,179
Adjustments to reconcile net income to net cash provided by operating activities	39,390	164,929
Net Cash Provided By Operating Activities	239,545	261,108
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	193,514	204,821
Proceeds from maturities, calls and prepayments of fixed maturities	354,489	255,951
Cost of fixed maturities and equity securities purchased	(390,927)	(526,058)
Net change in short-term investments	(183,748)	(168,057)
Acquisitions, net of cash acquired	(246,182)	(20,319)
Additions to property and equipment	(33,489)	(43,511)
Cost of equity method investments	(38,650)	(10,600)
Other	(8,996)	13,290
Net Cash Used By Investing Activities	(353,989)	(294,483)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	461,360	302,829
Repayments of senior long-term debt and other debt	(263,120)	(57,393)
Repurchases of common stock	(16,062)	(33,436)
Distributions to noncontrolling interests	(4,821)	(2,419)
Other	(6,730)	1,235
Net Cash Provided By Financing Activities	170,627	210,816
Effect of foreign currency rate changes on cash and cash equivalents	3,613	(2,507)
Increase in cash and cash equivalents	59,796	174,934
Cash and cash equivalents at beginning of period	775,032	745,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$834,828	$920,193
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

The consolidated balance sheet as of September 30, 2012, the related consolidated statements of income and comprehensive income (loss) for the quarters and nine months ended September 30, 2012 and 2011, and the consolidated statements of changes in equity and cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2011 was derived from Markel Corporation’s audited annual consolidated financial statements.

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

2. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net income to shareholders	$49,653	$53,264	$196,593	$91,850
Less: Adjustment of redeemable noncontrolling interests	(1,702)	—	6,484	—
Adjusted net income to shareholders	$51,355	$53,264	$190,109	$91,850

Basic common shares outstanding	9,632	9,680	9,641	9,706
Dilutive potential common shares	27	38	26	40
Diluted shares outstanding	9,659	9,718	9,667	9,746
Basic net income per share	$5.33	$5.50	$19.72	$9.46
Diluted net income per share	$5.32	$5.48	$19.67	$9.42

3. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended September 30,
(dollars in thousands)	2012		2011
	Written	Earned	Written	Earned
Direct	$519,408	$505,514	$501,687	$475,578
Assumed	91,425	94,822	82,948	86,134
Ceded	(71,209)	(69,799)	(59,957)	(52,509)
Net premiums	$539,624	$530,537	$524,678	$509,203

	Nine Months Ended September 30,
(dollars in thousands)	2012		2011
	Written	Earned	Written	Earned
Direct	$1,568,092	$1,505,710	$1,482,903	$1,383,678
Assumed	338,281	269,771	289,708	254,907
Ceded	(218,969)	(202,292)	(198,233)	(176,070)
Net premiums	$1,687,404	$1,573,189	$1,574,378	$1,462,515

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $15.3 million and $42.9 million, respectively, for the quarters ended September 30, 2012 and 2011 and $79.6 million and $136.7 million, respectively, for the nine months ended September 30, 2012 and 2011.

4. Investments

a)	The following tables summarize the Company’s available-for-sale investments.

	September 30, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$300,491	$21,462	$—	$—	$321,953
Obligations of states, municipalities and political subdivisions	2,653,298	257,461	(341)	—	2,910,418
Foreign governments	544,544	57,673	(1)	—	602,216
Residential mortgage-backed securities	261,089	19,515	(3)	(2,258)	278,343
Asset-backed securities	14,332	676	—	—	15,008
Public utilities	56,432	5,221	—	—	61,653
All other corporate bonds	1,003,063	94,765	(79)	(6,791)	1,090,958
Total fixed maturities	4,833,249	456,773	(424)	(9,049)	5,280,549
Equity securities:
Insurance companies, banks and trusts	442,119	383,397	(1,798)	—	823,718
Industrial, consumer and all other	933,287	590,506	(6,258)	—	1,517,535
Total equity securities	1,375,406	973,903	(8,056)	—	2,341,253
Short-term investments	729,029	15	(2)	—	729,042
Investments, available-for-sale	$6,937,684	$1,430,691	$(8,482)	$(9,049)	$8,350,844

	December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$299,413	$22,789	$(9)	$—	$322,193
Obligations of states, municipalities and political subdivisions	2,729,838	201,477	(794)	—	2,930,521
Foreign governments	572,253	45,629	(1,068)	—	616,814
Residential mortgage-backed securities	366,859	24,601	(18)	(2,258)	389,184
Asset-backed securities	16,096	731	(9)	—	16,818
Public utilities	63,965	5,462	—	—	69,427
All other corporate bonds	1,124,528	78,053	(2,750)	(6,614)	1,193,217
Total fixed maturities	5,172,952	378,742	(4,648)	(8,872)	5,538,174
Equity securities:
Insurance companies, banks and trusts	389,421	296,648	(1,366)	—	684,703
Industrial, consumer and all other	766,873	425,131	(2,780)	—	1,189,224
Total equity securities	1,156,294	721,779	(4,146)	—	1,873,927
Short-term investments	541,014	4	(4)	—	541,014
Investments, available-for-sale	$6,870,260	$1,100,525	$(8,798)	$(8,872)	$7,953,115

b)	The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2012
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$2,114	$(50)	$3,873	$(291)	$5,987	$(341)
Foreign governments	14,530	(1)	—	—	14,530	(1)
Residential mortgage-backed securities	560	(2,259)	249	(2)	809	(2,261)
All other corporate bonds	—	(6,791)	3,900	(79)	3,900	(6,870)
Total fixed maturities	17,204	(9,101)	8,022	(372)	25,226	(9,473)
Equity securities:
Insurance companies, banks and trusts	18,449	(1,798)	—	—	18,449	(1,798)
Industrial, consumer and all other	64,568	(6,123)	1,971	(135)	66,539	(6,258)
Total equity securities	83,017	(7,921)	1,971	(135)	84,988	(8,056)
Short-term investments	160,991	(2)	—	—	160,991	(2)
Total	$261,212	$(17,024)	$9,993	$(507)	$271,205	$(17,531)

At September 30, 2012, the Company held 38 securities with a total estimated fair value of $271.2 million and gross unrealized losses of $17.5 million. Of these 38 securities, 10 securities had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $10.0 million and gross unrealized losses of $0.5 million. Of these securities, eight were fixed maturities and two were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

c)	The amortized cost and estimated fair value of fixed maturities at September 30, 2012 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$311,759	$316,794
Due after one year through five years	1,282,826	1,398,701
Due after five years through ten years	1,617,285	1,773,272
Due after ten years	1,345,958	1,498,431
	4,557,828	4,987,198
Residential mortgage-backed securities	261,089	278,343
Asset-backed securities	14,332	15,008
Total fixed maturities	$4,833,249	$5,280,549

d)
The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Cumulative credit loss, beginning balance	$21,370	$15,167	$21,370	$10,307
Additions:
Other-than-temporary impairment losses not previously recognized	—	875	—	875
Increases related to other-than-temporary impairment losses previously recognized	—	598	—	5,473
Total additions	—	1,473	—	6,348
Reductions:
Sales of fixed maturities on which credit losses were recognized	—	—	—	(15)
Cumulative credit loss, ending balance	$21,370	$16,640	$21,370	$16,640

e)	The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Realized gains:
Sales of fixed maturities	$2,576	$1,858	$7,863	$12,560
Sales of equity securities	10,403	20,078	25,865	25,896
Other	—	940	655	2,459
Total realized gains	12,979	22,876	34,383	40,915
Realized losses:
Sales of fixed maturities	(118)	(53)	(457)	(633)
Sales of equity securities	(383)	—	(331)	—
Other-than-temporary impairments	(3,159)	(9,984)	(4,151)	(14,859)
Other	(4,088)	—	(4,088)	—
Total realized losses	(7,748)	(10,037)	(9,027)	(15,492)
Net realized investment gains	$5,231	$12,839	$25,356	$25,423
Change in net unrealized gains on investments:
Fixed maturities	$37,488	$113,936	$82,078	$178,359
Equity securities	98,964	(262,264)	248,214	(209,346)
Short-term investments	18	1	13	22
Net increase (decrease)	$136,470	$(148,327)	$330,305	$(30,965)

f)	The following table presents other-than-temporary impairment losses recognized in net income and included in net realized investment gains by investment type.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Fixed maturities:
Residential mortgage-backed securities	$—	$(1,473)	$—	$(6,348)
Total fixed maturities	—	(1,473)	—	(6,348)
Equity securities:
Insurance companies, banks and trusts	(1,615)	(4,048)	(2,441)	(4,048)
Industrial, consumer and all other	(1,544)	(4,463)	(1,710)	(4,463)
Total equity securities	(3,159)	(8,511)	(4,151)	(8,511)
Total	$(3,159)	$(9,984)	$(4,151)	$(14,859)

5. Senior Long-Term Debt

On July 2, 2012, the Company issued $350 million of 4.90% unsecured senior notes due July 1, 2022. Net proceeds to the Company were $347.2 million. On August 1, 2012, the Company used a portion of these proceeds to redeem its 7.50% unsecured senior debentures due August 22, 2046 at a redemption price equal to 100% of their principal amount, or $150 million. This redemption resulted in a loss of $4.1 million, which is reflected in net realized investment gains. The proceeds from the July 2012 issuance are also being used to pre-fund the repayment of our 6.80% unsecured senior notes due 2013 at their maturity on February 15, 2013 ($246.7 million principal amount outstanding at September 30, 2012).

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

a)	The following tables summarize the Company’s segment disclosures.

	Quarter Ended September 30, 2012
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$253,014	$167,747	$190,071	$1		$—	$610,833
Net written premiums	211,538	157,894	170,193	(1)		—	539,624
Earned premiums	195,478	153,009	182,052	(2)		—	530,537
Losses and loss adjustment expenses:
Current accident year	(134,504)	(116,044)	(122,192)	—		—	(372,740)
Prior accident years	51,310	11,504	32,744	(26,277)		—	69,281
Underwriting, acquisition and insurance expenses:
Prospective adoption of ASU 2010-26 (1)	(2,125)	(2,600)	(1,809)	—		—	(6,534)
All other expenses	(88,093)	(60,008)	(76,820)	(386)		—	(225,307)
Underwriting profit (loss)	22,066	(14,139)	13,975	(26,665)		—	(4,763)
Net investment income	—	—	—	—		64,438	64,438
Net realized investment gains	—	—	—	—		5,231	5,231
Other revenues (insurance)	—	11,536	223	—		—	11,759
Other expenses (insurance)	—	(12,181)	(970)	—		—	(13,151)
Segment profit (loss)	$22,066	$(14,784)	$13,228	$(26,665)		$69,669	$63,514
Other revenues (non-insurance)							153,810
Other expenses (non-insurance)							(132,188)
Amortization of intangible assets							(7,959)
Interest expense							(24,692)
Income before income taxes							$52,485
U.S. GAAP combined ratio (2)	89%	109%	92%	NM	(3)		101%

	Quarter Ended September 30, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$236,639	$153,753	$194,210	$33		$—	$584,635
Net written premiums	200,658	147,169	176,829	22		—	524,678
Earned premiums	189,695	136,783	182,710	15		—	509,203
Losses and loss adjustment expenses:
Current accident year	(147,992)	(112,607)	(144,976)	—		—	(405,575)
Prior accident years	60,475	5,973	34,721	(2,226)		—	98,943
Underwriting, acquisition and insurance expenses	(81,563)	(51,695)	(69,731)	673		—	(202,316)
Underwriting profit (loss)	20,615	(21,546)	2,724	(1,538)		—	255
Net investment income	—	—	—	—		62,199	62,199
Net realized investment gains	—	—	—	—		12,839	12,839
Other revenues (insurance)	—	10,061	—	—		—	10,061
Other expenses (insurance)	—	(3,046)	47	—		—	(2,999)
Segment profit (loss)	$20,615	$(14,531)	$2,771	$(1,538)		$75,038	$82,355
Other revenues (non-insurance)							81,786
Other expenses (non-insurance)							(67,303)
Amortization of intangible assets							(6,023)
Interest expense							(23,656)
Income before income taxes							$67,159
U.S. GAAP combined ratio (2)	89%	116%	99%	NM	(3)		100%

(1)
Effective January 1, 2012, the Company prospectively adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred policy acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012 and will be recognized into income primarily over the first nine months of 2012, consistent with policy terms. The quarter ended September 30, 2012 included $6.5 million of underwriting, acquisition and insurance expenses that were deferred as of December 31, 2011 and no longer met the criteria for deferral as of January 1, 2012.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(3)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2012
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$705,849	$496,019	$704,511	$(6)		$—	$1,906,373
Net written premiums	597,742	467,722	621,947	(7)		—	1,687,404
Earned premiums	584,524	431,179	557,493	(7)		—	1,573,189
Losses and loss adjustment expenses:
Current accident year	(390,254)	(310,115)	(372,869)	—		—	(1,073,238)
Prior accident years	132,583	27,747	118,994	(19,160)		—	260,164
Underwriting, acquisition and insurance expenses:
Prospective adoption of ASU 2010-26 (1)	(16,652)	(12,863)	(11,578)	—		—	(41,093)
All other expenses	(255,295)	(171,111)	(226,770)	(1,053)		—	(654,229)
Underwriting profit (loss)	54,906	(35,163)	65,270	(20,220)		—	64,793
Net investment income	—	—	—	—		207,834	207,834
Net realized investment gains	—	—	—	—		25,356	25,356
Other revenues (insurance)	—	36,065	4,753	—		—	40,818
Other expenses (insurance)	—	(35,184)	(2,722)	—		—	(37,906)
Segment profit (loss)	$54,906	$(34,282)	$67,301	$(20,220)		$233,190	$300,895
Other revenues (non-insurance)							344,960
Other expenses (non-insurance)							(305,556)
Amortization of intangible assets							(25,078)
Interest expense							(69,068)
Income before income taxes							$246,153
U.S. GAAP combined ratio (2)	91%	108%	88%	NM	(3)		96%

	Nine Months Ended September 30, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$663,989	$431,604	$676,893	$125		$—	$1,772,611
Net written premiums	570,243	410,700	593,440	(5)		—	1,574,378
Earned premiums	557,958	390,623	513,947	(13)		—	1,462,515
Losses and loss adjustment expenses:
Current accident year	(413,049)	(285,401)	(479,398)	—		—	(1,177,848)
Prior accident years	169,916	7,942	69,960	2,387		—	250,205
Underwriting, acquisition and insurance expenses	(250,415)	(148,957)	(202,291)	152		—	(601,511)
Underwriting profit (loss)	64,410	(35,793)	(97,782)	2,526		—	(66,639)
Net investment income	—	—	—	—		196,551	196,551
Net realized investment gains	—	—	—	—		25,423	25,423
Other revenues (insurance)	—	31,622	—	—		—	31,622
Other expenses (insurance)	—	(27,374)	—	—		—	(27,374)
Segment profit (loss)	$64,410	$(31,545)	$(97,782)	$2,526		$221,974	$159,583
Other revenues (non-insurance)							228,739
Other expenses (non-insurance)							(190,896)
Amortization of intangible assets							(17,586)
Interest expense							(64,516)
Income before income taxes							$115,324
U.S. GAAP combined ratio (2)	88%	109%	119%	NM	(3)		105%

(1)
Effective January 1, 2012, the Company prospectively adopted FASB ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred policy acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012 and will be recognized into income primarily over the first nine months of 2012, consistent with policy terms. The nine months ended September 30, 2012 included $41.1 million of underwriting, acquisition and insurance expenses that were deferred as of December 31, 2011 and no longer met the criteria for deferral as of January 1, 2012.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(3)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	September 30, 2012	December 31, 2011
Segment assets:
Investing	$9,137,910	$8,692,391
Underwriting	2,391,813	2,209,431
Total segment assets	$11,529,723	$10,901,822
Non-insurance operations	853,694	630,281
Total assets	$12,383,417	$11,532,103

7. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both September 30, 2012 and December 31, 2011, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At September 30, 2012 and December 31, 2011, the credit default swap had a fair value of $15.6 million and $29.3 million, respectively. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income for the quarter and nine months ended September 30, 2012 included favorable changes in the fair value of the credit default swap of $1.5 million and $13.7 million, respectively. For the quarter and nine months ended September 30, 2011, net investment income included an adverse change in the credit default swap of $3.3 million and $2.7 million, respectively.

The fair value of the credit default swap is determined by the Company using a Gaussian copula valuation model, a market standard model for valuing credit default swaps. The fair value is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The significant unobservable inputs used in the fair value measurement of the credit default swap are expected default rates and future expected recovery rates. The Company determines these unobservable inputs based upon default rates and recovery rates used to price similar credit default swap indices. A significant increase in expected default rates in isolation results in a significantly higher fair value measurement, while a significant decrease in expected default rates results in a significantly lower fair value measurement. A significant increase in future expected recovery rates in isolation results in a significantly lower fair value measurement, while a significant decrease in future expected recovery rates results in a significantly higher fair value measurement. Generally, a change in the assumption used for expected default rates is accompanied by a directionally opposite change in future expected recovery rates. The fair value measurement of the credit default swap at September 30, 2012 included expected default rates ranging between 1% and 33%, with a weighted-average expected default rate of 3%, and future expected recovery rates ranging between 20% and 40%, with a weighted-average future expected recovery rate of 39%. The fair value measurement of the credit default swap at December 31, 2011 included expected default rates ranging between 2% and 37%, with a weighted-average expected default rate of 9%, and future expected recovery rates ranging between 19% and 52%, with a weighted-average future expected recovery rate of 39%.

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

The Company had no other material derivative instruments at September 30, 2012.

8. Employee Benefit Plans

a)
Expenses relating to the Company’s defined contribution plans were $4.6 million and $13.9 million, respectively, for the quarter and nine months ended September 30, 2012 and $4.4 million and $12.9 million, respectively, for the same periods in 2011.

b)	The following table presents the components of net periodic benefit cost (income) for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Service cost	$90	$341	$269	$1,024
Interest cost	1,693	1,790	5,079	5,369
Expected return on plan assets	(2,432)	(2,474)	(7,295)	(7,421)
Amortization of net actuarial pension loss	643	480	1,930	1,440
Net periodic benefit cost (income)	$(6)	$137	$(17)	$412

The Company contributed $5.7 million to the Terra Nova Pension Plan during the nine months ended September 30, 2012 and does not expect to make any additional contributions in 2012.

9. Commitments and Contingencies

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

The Company recognizes changes in the redemption value that exceed the carrying value of redeemable noncontrolling interests immediately through retained earnings as if the balance sheet date were also the redemption date. Changes in the redemption value also result in an adjustment to net income to shareholders in the calculation of basic and diluted net income per share. The adjustment recorded through retained earnings to increase redeemable noncontrolling interests to redemption value during 2012 was $6.5 million. There were no adjustments recorded through retained earnings in 2011 because the redemption values of the redeemable noncontrolling interests were less than or approximated their carrying values.

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

	September 30, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$321,953	$—	$321,953
Obligations of states, municipalities and political subdivisions	—	2,910,418	—	2,910,418
Foreign governments	—	602,216	—	602,216
Residential mortgage-backed securities	—	278,343	—	278,343
Asset-backed securities	—	15,008	—	15,008
Public utilities	—	61,653	—	61,653
All other corporate bonds	—	1,090,958	—	1,090,958
Total fixed maturities	—	5,280,549	—	5,280,549
Equity securities:
Insurance companies, banks and trusts	823,718	—	—	823,718
Industrial, consumer and all other	1,517,535	—	—	1,517,535
Total equity securities	2,341,253	—	—	2,341,253
Short-term investments	650,472	78,570	—	729,042
Total investments available-for-sale	2,991,725	5,359,119	—	8,350,844
Liabilities:
Derivative contracts	$—	$—	$15,650	$15,650

	December 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$322,193	$—	$322,193
Obligations of states, municipalities and political subdivisions	—	2,930,521	—	2,930,521
Foreign governments	—	616,814	—	616,814
Residential mortgage-backed securities	—	389,184	—	389,184
Asset-backed securities	—	16,818	—	16,818
Public utilities	—	69,427	—	69,427
All other corporate bonds	—	1,193,217	—	1,193,217
Total fixed maturities	—	5,538,174	—	5,538,174
Equity securities:
Insurance companies, banks and trusts	684,703	—	—	684,703
Industrial, consumer and all other	1,189,224	—	—	1,189,224
Total equity securities	1,873,927	—	—	1,873,927
Short-term investments	477,348	63,666	—	541,014
Total investments available-for-sale	2,351,275	5,601,840	—	7,953,115
Liabilities:
Derivative contracts	$—	$—	$29,331	$29,331

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Derivatives, beginning of period	$17,130	$24,596	$29,331	$25,228
Total losses (gains) included in:
Net income	(1,480)	3,319	(13,681)	2,687
Other comprehensive income (loss)	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Derivatives, end of period	$15,650	$27,915	$15,650	$27,915
Net unrealized losses (gains) included in net income relating to liabilities held at September 30, 2012 and 2011 (1)	$(1,480)	$3,319	$(13,681)	$2,687

(1)	Included in net investment income in the consolidated statements of income and comprehensive income (loss).

There were no transfers into or out of Level 1 and Level 2 during the quarter and nine months ended September 30, 2012 and 2011. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2012 and 2011.

11. Acquisitions

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

Non-insurance Acquisitions. On April 18, 2012, the Company acquired an 85% controlling interest in Havco WP LLC (Havco), a privately held company headquartered in Cape Girardeau, Missouri. Havco is a leading manufacturer of laminated oak and composite wood flooring that is utilized in the assembly of truck trailers, intermodal containers and truck bodies. Under the terms of the acquisition agreement, the Company has the option to acquire the remaining equity interests in Havco and the remaining equity interests have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on Havco's earnings in specified periods preceding the redemption date. During the nine months ended September 30, 2012, ParkLand also completed the acquisition of several manufactured housing communities. Cash consideration for these non-insurance acquisitions during the nine months ended September 30, 2012 was $92.6 million. The purchase price was allocated to the acquired assets and liabilities of Havco and the acquired manufactured housing communities based on estimated fair values at the acquisition dates. The Company recognized goodwill of $11.5 million, other intangible assets of $28.2 million and redeemable noncontrolling interests of $7.9 million in connection with these acquisitions. Other intangible assets include $21.2 million of customer relationships, which are expected to be amortized over a weighted average period of 16 years.

During the third quarter of 2012, the Company acquired 100% of the outstanding shares of Tromp Bakery Equipment (Tromp), a privately held company headquartered in Gorinchem, The Netherlands. Tromp is a global designer and manufacturer of sheeting lines for pizza, pastry, pie and bread makers. The Company also acquired an 85% controlling interest in Reading Bakery Systems (Reading), a privately held company headquartered in Reading, Pennsylvania. Reading is a leading global designer and manufacturer of industrial baking systems for the production of crackers, pretzels, cookies and other baked snacks. Total consideration for these acquisitions was approximately $69.7 million. The purchase price allocation for these acquisitions will be completed in the fourth quarter of 2012. At September 30, 2012, amounts related to the consideration paid to acquire Tromp and Reading were included in other assets on the consolidated balance sheet.

12. Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted FASB ASU No. 2010-26, which addresses diversity in practice within the insurance industry regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance specifies that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be capitalized. The Company elected prospective adoption of ASU No. 2010-26. At December 31, 2011, deferred policy acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012 and will be recognized into income primarily over the first nine months of 2012, consistent with policy terms. Upon adoption of ASU No. 2010-26, the Company's policy is to defer commissions and premium taxes that meet the criteria for deferral under the new guidance. During the quarter ended September 30, 2012, the Company deferred $89.4 million of policy acquisition costs and amortized $96.5 million of policy acquisition costs. Under its previous policy, the Company would have deferred $117.9 million of policy acquisition costs and amortized $117.7 million of policy acquisition costs for the quarter ended September 30, 2012. During the nine months ended September 30, 2012, the Company deferred $289.3 million of policy acquisition costs and amortized $316.8 million of policy acquisition costs. Under its previous policy, the Company would have deferred $374.7 million of policy acquisition costs and amortized $358.0 million of policy acquisition costs for the nine months ended September 30, 2012.

Effective January 1, 2012, the Company adopted FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends FASB ASC 820 to achieve a uniform framework for fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 prohibits the grouping of financial instruments for purposes of determining fair value, except when market and credit risks are managed on the basis of the Company's net exposure, and extends the prohibition against the use of block discounts to Level 2 and Level 3 fair value measurements. The guidance also requires expanded disclosures for Level 3 fair value measurements including quantitative information about unobservable inputs, the sensitivity of fair value measurements to a change in unobservable inputs and a description of the Company's valuation processes. Additionally, the guidance requires disclosure of the hierarchy classification for assets and liabilities not measured at fair value, but whose fair value is disclosed. The adoption of this guidance did not have an impact on the Company's financial position, results of operations or cash flows. The Company has included the additional disclosures required by ASU No. 2011-04 in notes 7 and 10.
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

13. Subsequent Events

After the end of the third quarter of 2012, the northeastern region of the United States sustained losses from the remnants of Hurricane Sandy. The Company has exposure to this event but does not have sufficient information at this time to make an estimate of losses.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Underwriting profit (loss)	$(4,763)	$255	$64,793	$(66,639)
Net investment income	64,438	62,199	207,834	196,551
Net realized investment gains	5,231	12,839	25,356	25,423
Other revenues	165,569	91,847	385,778	260,361
Amortization of intangible assets	(7,959)	(6,023)	(25,078)	(17,586)
Other expenses	(145,339)	(70,302)	(343,462)	(218,270)
Interest expense	(24,692)	(23,656)	(69,068)	(64,516)
Income tax expense	(811)	(12,490)	(45,998)	(19,145)
Net income attributable to noncontrolling interests	(2,021)	(1,405)	(3,562)	(4,329)
Net income to shareholders	$49,653	$53,264	$196,593	$91,850

Net income to shareholders for the quarter ended September 30, 2012 decreased primarily due to less favorable underwriting results compared to the same period of 2011. Net income to shareholders for the nine months ended September 30, 2012 increased primarily due to more favorable underwriting results compared to the same period of 2011. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Gross premium volume	$610,833	$584,635	$1,906,373	$1,772,611
Net written premiums	$539,624	$524,678	$1,687,404	$1,574,378
Net retention	88%	90%	89%	89%
Earned premiums	$530,537	$509,203	$1,573,189	$1,462,515
Losses and loss adjustment expenses	$303,459	$306,632	$813,074	$927,643
Underwriting, acquisition and insurance expenses (1)	$231,841	$202,316	$695,322	$601,511
Underwriting profit (loss)	$(4,763)	$255	$64,793	$(66,639)
U.S. GAAP Combined Ratios (2)
Excess and Surplus Lines	89%	89%	91%	88%
Specialty Admitted	109%	116%	108%	109%
London Insurance Market	92%	99%	88%	119%
Other Insurance (Discontinued Lines)	NM (3)	NM (3)	NM (3)	NM (3)
Markel Corporation (Consolidated)	101%	100%	96%	105%

(1)
Effective January 1, 2012, we prospectively adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred acquisition costs included approximately $43 million of costs that no longer met the criteria for deferral as of January 1, 2012. Pursuant to the new guidance, these costs will be amortized primarily over the first nine months of 2012, consistent with policy terms. As a result of the prospective adoption of ASU No. 2010-26, underwriting, acquisition and insurance expenses for the quarter and nine months ended September 30, 2012 included $6.5 million and $41.1 million of costs that were deferred as of December 31, 2011 and no longer met the criteria for deferral.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(3)	NM – Ratio is not meaningful.

Our combined ratio was 101% and 96%, respectively, for the quarter and nine months ended September 30, 2012 compared to 100% and 105%, respectively, for the same periods in 2011.

The combined ratio for the quarter and nine months ended September 30, 2012 was impacted by prior year loss development, current year catastrophe losses, lower attritional losses, and the adoption of a new accounting standard, as discussed below:

•
The prior year loss development included $31.1 million, or 6 points and 2 points, respectively, of unfavorable development on asbestos and environmental exposures. See "Other Insurance (Discontinued Lines)." There was no comparable unfavorable development in the 2011 periods.

•
The combined ratio included $8.8 million of underwriting loss from Hurricane Isaac which occurred in August 2012. The total impact of catastrophe losses for the quarter and nine months ended September 30, 2012 was approximately two points and less than one point, respectively. The combined ratio for the quarter and nine months ended September 30, 2011 included $34.0 million, or seven points, and $133.0 million, or nine points, respectively, of underwriting loss related to natural catastrophes. The 2011 underwriting loss related to natural catastrophes included losses from Hurricane Irene in the third quarter and losses from the U.S. storms, Japanese earthquake and tsunami, Australian floods and New Zealand earthquake that occurred during the first six months of 2011. The combined ratio for the quarter and nine months ended September 30, 2012 also improved due to lower attritional losses in the Excess and Surplus Lines and London Insurance Market segments.

•
The combined ratio included $6.5 million, or one point, and $41.1 million, or three points, respectively, related to the impact of the prospective adoption of ASU No. 2010-26. Another factor contributing to the increase in the combined ratio for the third quarter of 2012 was higher profit sharing expense compared to the same period of 2011.

Excess and Surplus Lines Segment

The combined ratio for the Excess and Surplus Lines segment was 89% and 91%, respectively, for the quarter and nine months ended September 30, 2012 compared to 89% and 88%, respectively, for the same periods in 2011. For the quarter and nine months ended September 30, 2012, a lower current accident year loss ratio was offset by less favorable development on prior years' loss reserves and a higher expense ratio compared to the same periods of 2011.

The current accident year loss ratio for the quarter and nine months ended September 30, 2012 included $3.0 million, or approximately two points and less than one point, respectively, of losses from natural catastrophes. The current accident year loss ratio for the quarter and nine months ended September 30, 2011 included losses from natural catastrophes of $11.3 million, or six points and $22.3 million, or four points, respectively. Excluding the impact of natural catastrophes, the current accident year loss ratio for the quarter and nine months ended September 30, 2012 improved due to lower attritional property losses compared to the same periods of 2011.

Favorable development on prior years’ loss reserves for the quarter and nine months ended September 30, 2012 was $51.3 million and $132.6 million, respectively, compared to $60.5 million and $169.9 million for the same periods in 2011. In the first quarter of 2011, we resolved a significant portion of our outstanding liabilities associated with an errors and omissions program for mortgage servicing companies and, as a result, reduced prior years' loss reserves by $15.8 million. The favorable development on prior years’ loss reserves experienced within the segment during 2012 and 2011 were most significant on our professional and products liability programs.

The increase in the expense ratio was due in part to the impact of prospective adoption of ASU No. 2010-26, which added approximately $2.1 million, or one point, and $16.7 million, or three points, respectively, to the segment's combined ratio for the quarter and nine months ended September 30, 2012. Excluding this impact, the segment expense ratio increased two points for the third quarter of 2012 and decreased one point for the nine months ended September 30, 2012 compared to the same periods last year. The increase for the third quarter was due to higher profit sharing costs in 2012 while the decrease for the first nine months was due to a reduction in general expenses partially offset by higher profit sharing costs compared to a year ago.

Specialty Admitted Segment

The combined ratio for the Specialty Admitted segment was 109% and 108%, respectively, for the quarter and nine months ended September 30, 2012 compared to 116% and 109%, respectively, for the same periods of 2011. For the quarter and nine months ended September 30, 2012, the decrease in the combined ratio was primarily due to a lower current accident year loss ratio and more favorable development on prior years’ loss reserves partially offset by a higher expense ratio compared to the same periods in 2011.

The current accident year loss ratio for the quarter and nine months ended September 30, 2012 included $2.8 million, or two points and one point, respectively, of losses from natural catastrophes compared to $5.6 million, or four points, and $9.6 million, or two points, for the same periods of 2011. Before considering the impact of natural catastrophes in the third quarters of both 2012 and 2011, the current accident year loss ratio for the quarter improved approximately four points compared to the same period last year due to improved underwriting performance for two programs within our accident and health liability class.

The Specialty Admitted segment’s combined ratio for the quarter and nine months ended September 30, 2012 included $11.5 million and $27.7 million, respectively, of favorable development on prior years’ loss reserves compared to $6.0 million and $7.9 million of favorable development for the same periods in 2011. The favorable development on prior years' loss reserves experienced within the Specialty Admitted segment during the quarter and nine months ended September 30, 2012 were most notable on the 2011 accident year across several product lines.

For the quarter and nine months ended September 30, 2012, the increase in the expense ratio was primarily due to the impact of prospective adoption of ASU No. 2010-26, which added approximately $2.6 million, or two points, and $12.9 million, or three points, respectively, and higher profit sharing costs compared to the same periods in 2011. Also contributing to the increase in the expense ratio for the nine months ended September 30, 2012 was the write off of previously capitalized software development costs.

London Insurance Market Segment

The combined ratio for the London Insurance Market segment was 92% and 88%, respectively, for the quarter and nine months ended September 30, 2012 compared to 99% and 119%, respectively, for the same periods of 2011. For the quarter ended September 30, 2012, the decrease in the combined ratio was due to a lower current accident year loss ratio partially offset by a higher expense ratio compared to the same period of 2011. The decrease in the combined ratio for the nine months ended September 30, 2012 was due to a lower current accident year loss ratio and more favorable development of prior years' loss reserves, partially offset by a higher expense ratio compared to a year ago.

The combined ratio for the quarter and nine months ended September 30, 2012 included $3.0 million, or two points and less than one point, respectively, of underwriting loss from Hurricane Isaac which occurred in August 2012. The combined ratio for the quarter ended September 30, 2011 included $17.1 million, or ten points, of underwriting loss related to natural catastrophes. The combined ratio for the nine months ended September 30, 2011 included $101.1 million, or twenty points, of underwriting loss related to natural catastrophes and also included $22.7 million, or five points, of underwriting loss related to two large losses in the Marine and Energy division. Excluding the impact of natural catastrophes and the two large losses, the current accident year loss ratio for the quarter and nine months ended September 30, 2012 improved primarily due to lower attritional losses in the Elliott Special Risks division and lower attritional property losses in the Specialty division, within the London Market Segment.

The London Insurance Market segment's combined ratio for the quarter and nine months ended September 30, 2012 included $32.7 million and $119.0 million, respectively, of favorable development on prior years’ loss reserves compared to $34.7 million and $70.0 million of favorable development for the same periods in 2011. Favorable development of prior years' loss reserves in 2012 was primarily on the 2006 to 2009 accident years and occurred in a variety of programs across each of our divisions. The favorable loss reserve development for the quarter and nine months ended September 30, 2012 also included $4.8 million and $23.0 million, respectively, on the 2001 and prior accident years.

For the quarter and nine months ended September 30, 2012, the increase in the expense ratio was primarily attributable to the impact of prospective adoption of ASU No. 2010-26, which added approximately $1.8 million, or one point, and $11.6 million, or two points, respectively, and to higher profit sharing costs compared to the same periods of 2011.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $26.7 million and $20.2 million for the quarter and nine months ended September 30, 2012, respectively, compared to an underwriting loss of $1.5 million and an underwriting profit of $2.5 million for the same periods of 2011.

The underwriting loss for both the quarter and nine months ended September 30, 2012 included approximately $31.1 million of loss reserve development on asbestos and environmental exposures. We complete an annual review of these exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. Over the past two years, the number of asbestos and environmental claims reported each year across the property and casualty industry has been on the decline. However, at the same time, the likelihood of making an indemnity payment has risen, thus increasing the average cost per reported claim. During our 2012 annual review, we reduced our estimate of the ultimate claims count, while increasing our estimate of the number of claims that would ultimately be closed with an indemnity payment. As a result, prior years' loss reserves for asbestos and environmental exposures were increased. During our 2011 review, we determined that no adjustment to loss reserves was required. Asbestos and environmental loss reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our asbestos and environmental reserves are not discounted to present value and are forecasted to pay out over the next 50 years. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future.

Adverse development of asbestos and environmental reserves for both the quarter and nine months ended September 30, 2012 was partially offset by the other favorable movements in prior years' loss reserves and allowances for reinsurance bad debt related to discontinued lines of business originally written by Markel International.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
Quarter Ended September 30,			Nine Months Ended September 30,
2012	2011	(dollars in thousands)	2012	2011
$253,014	$236,639	Excess and Surplus Lines	$705,849	$663,989
167,747	153,753	Specialty Admitted	496,019	431,604
190,071	194,210	London Insurance Market	704,511	676,893
1	33	Other Insurance (Discontinued Lines)	(6)	125
$610,833	$584,635	Total	$1,906,373	$1,772,611

Gross premium volume for the quarter and nine months ended September 30, 2012 increased 4% and 8%, respectively compared to the same periods of 2011. The increase in gross premium volume for the third quarter of 2012 is due to increases in the Specialty Admitted and Excess and Surplus Lines segments. The increase in gross premium volume for the nine months ended September 30, 2012 was attributable to higher gross premium volume in each of our three operating segments. Excess and Surplus Lines segment premiums increased for the quarter and nine months ended September 30, 2012 due to an increase in gross premium volume for the brokerage property line. For the quarter and nine months ended September 30, 2012, the Specialty Admitted segment included $17.1 million and $43.4 million of gross premium volume attributable to THOMCO, which was acquired in the first quarter of 2012. For the nine months ended September 30, 2012, the Specialty Admitted segment also included $197.2 million of gross premium volume attributable to our workers' compensation product line, compared to $170.3 million for the same period of 2011. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the quarter and nine months ended September 30, 2012.

During the latter part of 2011, we saw price declines stabilize and achieved modest price increases in several lines, most notably the marine and energy products within the London Insurance Market segment. During 2012, we have generally seen flat to small single digit favorable rate changes compared to flat to small single digit rate declines in 2011.

When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary depending on the competitive environment.

Net Written Premiums
Quarter Ended September 30,			Nine Months Ended September 30,
2012	2011	(dollars in thousands)	2012	2011
$211,538	$200,658	Excess and Surplus Lines	$597,742	$570,243
157,894	147,169	Specialty Admitted	467,722	410,700
170,193	176,829	London Insurance Market	621,947	593,440
(1)	22	Other Insurance (Discontinued Lines)	(7)	(5)
$539,624	$524,678	Total	$1,687,404	$1,574,378

Net retention of gross premium volume for the quarter and nine months ended September 30, 2012 was 88% and 89%, respectively, compared to 90% and 89%, respectively, for the same periods of 2011. The decrease in net retention for the quarter ended September 30, 2012 was due in part to the addition of THOMCO to the Specialty Admitted segment.

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
Quarter Ended September 30,			Nine Months Ended September 30,
2012	2011	(dollars in thousands)	2012	2011
$195,478	$189,695	Excess and Surplus Lines	$584,524	$557,958
153,009	136,783	Specialty Admitted	431,179	390,623
182,052	182,710	London Insurance Market	557,493	513,947
(2)	15	Other Insurance (Discontinued Lines)	(7)	(13)
$530,537	$509,203	Total	$1,573,189	$1,462,515

Earned premiums for the quarter and nine months ended September 30, 2012 increased 4% and 8%, respectively, compared to the same periods in 2011. The increase in earned premiums for the quarter ended September 30, 2012 was due to higher earned premiums in the Excess and Surplus Lines and Specialty Admitted segments. The increase in earned premiums for the nine months ended September 30, 2012 was due to higher earned premiums in each of our three operating segments. For the quarter and nine months ended September 30, 2012, the Specialty Admitted segment included $62.5 million and $178.0 million, respectively, of earned premiums from our workers' compensation product line, compared to $55.0 million and $147.3 million for the same periods of 2011. The Specialty Admitted segment also included earned premiums attributable to THOMCO of $8.3 million and $15.1 million for the quarter and nine months ended September 30, 2012, respectively. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the quarter and nine months ended September 30, 2012.

Investing Results

Net investment income for the third quarter of 2012 was $64.4 million compared to $62.2 million for the third quarter of 2011. Net investment income was $207.8 million for the nine months ended September 30, 2012 and $196.6 million for the nine months ended September 30, 2011. Net investment income for the third quarter of 2012 included a favorable change in the fair value of our credit default swap of $1.5 million compared to an adverse change of $3.3 million in the same period a year ago. For the nine months ended September 30, 2012, net investment income included a favorable change in the fair value of our credit default swap of $13.7 million compared to an adverse change of $2.7 million for the same period in 2011. The fair value of our credit default swap is driven by observable and unobservable inputs as discussed in note 7 of our consolidated financial statements. During 2012, financial markets have improved and credit spreads have narrowed, which favorably impacted the fair value of the credit default swap. Changes in the fair value of this derivative instrument could be significant prior to its scheduled termination date of December 2014.

Net realized investment gains for the third quarter of 2012 were $5.2 million compared to $12.8 million for the third quarter of 2011. Net realized investment gains were $25.4 million for both the nine months ended September 30, 2012 and 2011. Net realized investment gains for the quarter and nine months ended September 30, 2012 included $3.2 million and $4.2 million, respectively, of write downs for other-than-temporary declines in the estimated fair value of investments compared to $10.0 million and $14.9 million, respectively, for the same periods of 2011. Also included in net realized investment gains was a $4.1 million loss resulting from our redemption of the unsecured senior debentures due August 22, 2046.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At September 30, 2012, we held securities with gross unrealized losses of $17.5 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at September 30, 2012. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations, which are referred to collectively as Markel Ventures, are comprised of a diverse portfolio of industrial and service companies from various industries and include the results of AMF Bakery Systems, ParkLand Ventures, Inc., Panel Specialists, Inc., Ellicott Dredge Enterprises, LLC, Solbern, Inc., Markel Eagle Partners, LLC, RD Holdings, LLC, Diamond Healthcare Corporation, PartnerMD, LLC (acquired in July 2011), Baking Technology Systems, Inc. (acquired in September 2011), WI Holdings Inc. (acquired in October 2011) and Havco WP LLC (acquired in April 2012). In July 2012, we acquired 100% of the outstanding shares of Tromp Bakery Equipment B.V., a Netherlands based global supplier of high-tech food processing equipment which designs and manufactures baking equipment and sheeting lines for pizza, pastry, pie, and specialty bread bakers worldwide. In September 2012, we acquired an 85% controlling interest in Reading Baking Systems, a leading global designer and manufacturer of industrial baking systems for the production of crackers, pretzels, cookies, and other baked snacks based in Reading, Pennsylvania.

We consolidate our non-insurance operations on a one-month lag. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income (loss). Revenues for our non-insurance operations were $153.8 million and $345.0 million for the quarter and nine months ended September 30, 2012 compared to $81.8 million and $228.7 million for the same periods in 2011. Net income to shareholders from our non-insurance operations was $8.2 million and $8.6 million for the quarter and nine months ended September 30, 2012 compared to $4.2 million and $8.9 million for the same periods in 2011. Revenues from our non-insurance operations increased for the quarter and nine months ended September 30, 2012 compared to the same periods of 2011 primarily due to our acquisitions of WI Holdings Inc. in late 2011 and Havco in 2012. Likewise, net income to shareholders from our non-insurance operations increased for the quarter ended September 30, 2012 compared to the same period of 2011 primarily due to our acquisitions of WI Holdings Inc. in late 2011 and Havco in 2012.

Interest Expense and Income Taxes

Interest expense for the third quarter of 2012 increased to $24.7 million from $23.7 million in the same period in 2011. Interest expense for the nine months ended September 30, 2012 increased to $69.1 million from $64.5 million in the same period of 2011. For both periods of 2012, the increase in interest expense compared to the same periods of 2011 is due in part to the July 2012 issuance of our 4.90% unsecured senior notes. The increase in interest expense for the nine months ended September 30, 2012 compared to the same period of 2011 is also due to the June 2011 issuance of our 5.35% unsecured senior notes.

The estimated annual effective tax rate was 19% and 17% as of September 30, 2012 and 2011, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the estimated annual effective tax rate was primarily due to anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2012 compared to 2011.

Comprehensive Income (Loss) to Shareholders

Comprehensive income to shareholders was $147.5 million for the third quarter of 2012 compared to comprehensive loss of $52.6 million for the same period of 2011. Comprehensive income to shareholders for the third quarter of 2012 included an increase in net unrealized gains on investments, net of taxes, of $94.0 million and net income to shareholders of $49.7 million. Comprehensive loss to shareholders for the third quarter of 2011 included a decrease in net unrealized gains on investments, net of taxes, of $98.1 million and net income to shareholders of $53.3 million. For the nine months ended September 30, 2012, comprehensive income to shareholders was $426.8 million compared to $68.2 million for the same period of 2011. Comprehensive income to shareholders for the nine months ended September 30, 2012 included an increase in net unrealized gains on investments, net of taxes, of $225.8 million and net income to shareholders of $196.6 million. Comprehensive income to shareholders for the nine months ended September 30, 2011 included a decrease in net unrealized gains on investments, net of taxes, of $19.2 million and net income to shareholders of $91.9 million.

Financial Condition

Invested assets were $9.2 billion at September 30, 2012 compared to $8.7 billion at December 31, 2011. Net unrealized gains on investments, net of taxes, were $930.5 million at September 30, 2012 compared to $704.7 million at December 31, 2011. Equity securities were $2.3 billion, or 25% of invested assets, at September 30, 2012 compared to $1.9 billion, or 21% of invested assets, at December 31, 2011.

Net cash provided by operating activities was $239.5 million for the nine months ended September 30, 2012 compared to

$261.1 million for the same period of 2011. The decrease in net cash provided by operating activities was driven by lower underwriting cash flows for the London Insurance Market segment primarily due to increased claims settlement activity during 2012.

Net cash used by investing activities was $354.0 million for the nine months ended September 30, 2012 compared to $294.5 million for the same period of 2011. During the first nine months of 2012, we used net cash of $246.2 million to acquire THOMCO and several non-insurance subsidiaries. See note 11 of our consolidated financial statements for a discussion of these acquisitions. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $170.6 million for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $210.8 million for the same period of 2011. On July 2, 2012, we issued $350 million of 4.90% unsecured senior notes due July 1, 2022. Net proceeds were $347.2 million. On August 1, 2012, we used a portion of these proceeds to redeem our 7.50% unsecured senior debentures due August 22, 2046 at a redemption price equal to 100% of their principal amount, or $150 million. On June 1, 2011, we issued $250 million of 5.35% unsecured senior notes due June 1, 2021. Cash of $16.1 million and $33.4 million was used to repurchase shares of our common stock during the first nine months of 2012 and 2011, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 28% at both periods ending September 30, 2012 and December 31, 2011. From time to time, our debt to capital ratio may increase due to business opportunities that are financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $1.1 billion and $1.2 billion of invested assets at September 30, 2012 and December 31, 2011, respectively. The decrease in invested assets is primarily the result of acquisitions made during 2012.

Shareholders' equity was $3.8 billion at September 30, 2012 and $3.4 billion at December 31, 2011. Book value per share increased to $395.48 at September 30, 2012 from $352.10 at December 31, 2011 primarily due to $426.8 million of comprehensive income to shareholders for the nine months ended September 30, 2012.

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

During the nine months ended September 30, 2012, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 94% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2012, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. While our fixed maturity portfolio includes securities issued with financial guaranty insurance, we purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including rating downgrades, political and financial changes and the widening of credit spreads. We believe our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the nine months ended September 30, 2012, there were no material changes in the foreign exposures included in our fixed maturity portfolio.

The estimated fair value of our investment portfolio at September 30, 2012 was $9.2 billion, 75% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 25% of which was invested in equity securities. At December 31, 2011, the estimated fair value of our investment portfolio was $8.7 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities.

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

During the third quarter of 2012, we completed the transition of FirstComp to our general ledger accounting system which allows for additional financial reporting functionality and efficiency within the Specialty Admitted segment.

There were no other changes in our internal control over financial reporting during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
we have substantial investments in municipal bonds (approximately $2.9 billion at September 30, 2012) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

•
we cannot predict the extent and duration of the current period of slow economic growth; the effects of government actions to address the U.S. federal deficit and debt ceiling issues; the continuing effects of government intervention into the markets to address the financial crisis of 2008 and 2009 (including, among other things, the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder); the outcome of economic and currency concerns in the Eurozone; and their combined impact on our industry, business and investment portfolio;

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of November 2012.

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

4.2
Form of Consent dated as of June 25, 2012 regarding Amended and Restated Credit Agreement dated as of September 23, 2011 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4.2)d

4.3	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)e

4.4
Form of Second Supplemental Indenture dated as of February 25, 2003 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.1)f

4.5
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)g

4.6
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)h

4.7
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)i

4.8
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)j

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2012 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Schedule of Base Annual Salaries for Executive Officers*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 13, 2011.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on November 18, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2011.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2012.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on June 5, 2001.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on February 25, 2003.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 11, 2004.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on September 21, 2009.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 31, 2011.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

*	Filed with this report.