Form 10-K
period 2012-12-31
MARKEL CORP
filed 2013-02-28
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012
Commission File Number 001-15811
MARKEL CORPORATION
(Exact name of registrant as specified in its charter)
A Virginia Corporation
IRS Employer Identification No. 54-1959284
4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148
(Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (804) 747-0136
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value
New York Stock Exchange, Inc.
(title of each class and name of the exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of June 30, 2012 was approximately $4,003,000,000.
The number of shares of the registrant's Common Stock outstanding at February 11, 2013: 9,630,012.
Documents Incorporated By Reference
The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 13, 2013, referred to in Part III.

Index and Cross References-Form 10-K Annual Report

Item No.			Page
Part I
1.	Business		2-20, 104-105
1A.	Risk Factors		16-20
1B.	Unresolved Staff Comments		NONE
2.	Properties (note 5)		38
3.	Legal Proceedings (note 14)		53
4.	Mine Safety Disclosures		NONE
4A.	Executive Officers of the Registrant		106
Part II
5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		67, 104
6.	Selected Financial Data		21-22
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations		71-103
7A.	Quantitative and Qualitative Disclosures About Market Risk		97-101
8.	Financial Statements and Supplementary Data The response to this item is submitted in Item 15 and on page 67.
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure		NONE
9A.	Controls and Procedures		69-70, 101
9B.	Other Information		NONE
Part III
10.	Directors, Executive Officers and Corporate Governance*		106
	Code of Conduct		105
11.	Executive Compensation*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13.	Certain Relationships and Related Transactions, and Director Independence*
14.	Principal Accounting Fees and Services*
*Portions of Item 10 and Items 11, 12, 13 and 14 will be incorporated by reference from the Registrant's 2013 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV
15.	Exhibits, Financial Statement Schedules
	a.	Documents filed as part of this Form 10-K
(1) Financial Statements
	Consolidated Balance Sheets		23
	Consolidated Statements of Income and Comprehensive Income		24
	Consolidated Statements of Changes in Equity		25
	Consolidated Statements of Cash Flows		26
	Notes to Consolidated Financial Statements		27-67
	Reports of Independent Registered Public Accounting Firm		68-69
(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements and Notes thereto.
(3) See Index to Exhibits for a list of Exhibits filed as part of this report
	b.	See Index to Exhibits and Item 15a(3)
	c.	See Index to Financial Statements and Item 15a(2)

BUSINESS OVERVIEW

We are a diverse financial holding company serving a variety of niche markets. Our principal business markets and underwrites specialty insurance products. We believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London Insurance Market segments. We also own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value.

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

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings. Examples of niche markets that we have targeted include wind and earthquake-exposed commercial properties, liability coverage for highly specialized professionals, equine-related risks, workers' compensation insurance for small businesses, yachts and other watercraft, motorcycles and marine, energy and environmental-related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the loss exposure, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

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

In 2011, the E&S market represented approximately $31 billion, or 6%, of the approximately $502 billion United States property and casualty (P&C) industry.(1) We are the seventh largest E&S writer in the United States as measured by direct premium writings.(1) In 2012, we wrote $956 million of business in our Excess and Surplus Lines segment.

(1) U.S. Surplus Lines Market Review Special Report, A.M. Best (October 1, 2012).

We also write business in the United States specialty admitted market. Most of these risks, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. The specialty admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. In 2012, we wrote $670 million of business in our Specialty Admitted segment.

The London market, which produced approximately $67 billion of gross written premium in 2011, is the largest insurance market in Europe and third largest in the world.(2) The London market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. The London market is also largely a subscription market, which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's syndicate, often due to the high limits of insurance coverage required. We write business on both a direct and subscription basis in the London market. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

In 2011, gross premium written through Lloyd's syndicates generated approximately half of the London market's international insurance business,(2) making Lloyd's the world's largest commercial surplus lines insurer(1)and fifth largest reinsurer.(4) Corporate capital providers often provide a majority of a syndicate's capacity and also generally own or control the syndicate's managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2011, corporate capital providers accounted for approximately 88% of total underwriting capacity in Lloyd's.(3)

We participate in the London market through Markel International, which includes Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for our syndicate at Lloyd's, Markel Syndicate 3000, which is managed by Markel Syndicate Management Limited. In 2012, we wrote $888 million of business in our London Insurance Market segment.

In 2012, 30% of consolidated premium writings related to foreign risks (i.e., coverage for risks located outside of the United States), of which 20% were from the United Kingdom and 16% were from Canada. In 2011, 31% of our premium writings related to foreign risks, of which 20% were from the United Kingdom and 18% were from Canada. In 2010, 28% of our premium writings related to foreign risks, of which 25% were from the United Kingdom and 17% were from Canada. In each of these years, there were no other individual foreign countries from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

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

(1) U.S. Surplus Lines Market Review Special Report, A.M. Best (October 1, 2012).
(2) Insurance 2013, TheCityUK (January 2013).
(3) Lloyd's Annual Report 2011.
(4) Reinsurance/Capital Markets, Best's Review (September 2012).

Few barriers exist to prevent insurers from entering our segments of the P&C industry. Market conditions and capital capacity influence the degree of competition at any point in time. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a "soft market." A favorable insurance market is commonly referred to as a "hard market" and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. During soft markets, unfavorable conditions exist due in part to what many perceive as excessive amounts of capital in the industry. In an attempt to use their capital, many insurance companies seek to write additional premiums without appropriate regard for ultimate profitability, and standard insurance companies are more willing to write specialty coverages. The opposite is typically true during hard markets.

The Insurance Market Cycle

Since 2005, we have generally been in a soft insurance market and have experienced intense competition, resulting in price deterioration in virtually all of our product areas due in part to an increased presence of standard insurance companies in our markets. During 2008, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes, the rate of decline in prices began to slow. However, the effects of the economic environment contributed to further declines in gross premium volume in 2009 and 2010. Premiums for many of our product lines are based upon our insureds' revenues, gross receipts or payroll, which were negatively impacted by the depressed levels of business activity in recent years. In 2010, we continued to experience pricing pressure due in part to intense competition, which resulted in further price deterioration across many of our product lines, most notably our professional and products liability programs within the Excess and Surplus Lines segment. However, we experienced moderate price increases in several product lines during 2010, most notably those offered within the London Insurance Market segment. During 2011, the unfavorable pricing trends noted in 2010 continued for some of our product lines, most notably our professional and products liability programs within the Excess and Surplus Lines segment. However, price declines stabilized for most of our product lines during 2011, and we achieved moderate price increases in several lines, most notably the marine and energy products within the London Insurance Market segment. During 2012, market conditions have improved and we have generally seen mid-single digit favorable rate changes across our portfolio. Gross premium volume has further improved as revenues, gross receipts and payrolls of our insureds have been favorably impacted by improved economic conditions.

We routinely review the pricing of our major product lines and will continue to pursue price increases for most product lines in 2013; however, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

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

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2012, our combined ratio was 97%. See Management's Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

The following graph compares our combined ratio to the P&C industry's combined ratio for the past five years.

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

Markel Corporation
2012 Consolidated Gross Premium Volume ($2.5 billion)

Excess and Surplus Lines Segment

Our Excess and Surplus Lines segment reported gross premium volume of $956.3 million, earned premiums of $793.2 million and an underwriting profit of $50.1 million in 2012.

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

In the Excess and Surplus Lines segment, we wrote business through the following regional underwriting offices during 2012:

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

Excess and Surplus Lines Segment
2012 Gross Premium Volume ($956 million)

43%
Property and
Casualty
21%
Professional
Liability
Other
36%

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

Professional liability coverages include unique solutions for highly specialized professions, including architects and engineers, lawyers, agents and brokers, service technicians and computer consultants. We offer claims-made medical malpractice coverage for doctors, dentists and podiatrists; claims-made professional liability coverage to individual healthcare providers such as therapists, pharmacists, physician assistants and nurse anesthetists; and coverages for medical facilities and other allied healthcare risks such as clinics, laboratories, medical spas, home health agencies, small hospitals, pharmacies and nursing homes. This product line also includes for-profit and not-for profit management liability coverage which can be bundled or written mono-line and include employment practices liability, directors' and officers' liability and fiduciary liability coverages. Additionally, we offer a data privacy and security product, which provides coverage for data breach and privacy liability, data breach loss to insureds and electronic media coverage.

Other product lines within the Excess and Surplus Lines segment include:

•	excess and umbrella products, which provide coverage over approved underlying insurance carriers on either an occurrence or claims-made basis;

•	environmental products, which include environmental consultants' professional liability, contractors' pollution liability and site-specific environmental impairment liability coverages;

•
transportation-related products, which provide auto physical damage coverage for high-value automobiles as well as all types of specialty commercial vehicles, dealers’ open lot and garagekeeper legal liability coverages, vehicular liability and physical damage coverages for local and intermediate haul commercial trucks and liability coverage to operators of non-emergency ambulances and multi-line specialty products designed for the unique characteristics of the garage industry;

•
inland marine products, which provide a number of specialty coverages for risks such as motor truck cargo coverage for damage to third party cargo while in transit, warehouseman's legal liability coverage for damage to third party goods in storage, contractor's equipment coverage for first party property damage and builder's risk coverage;

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

•	railroad-related products, which provide first party coverages for short-line and regional railroads, scenic and tourist railroads, commuter and light rail trains and railroad equipment; and

•	public entity insurance and reinsurance programs, which provide coverage for government entities including counties, municipalities, schools and community colleges.
In late 2012, we ceased writing coverage for taxicab fleets and third party railroad-related products.

Specialty Admitted Segment

Our Specialty Admitted segment reported gross premium volume of $669.7 million, earned premiums of $588.8 million and an underwriting loss of $46.8 million in 2012.

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

The majority of the business produced by this segment is written on an admitted basis either through Markel Insurance Company (MIC), which is domiciled in Illinois, Markel American Insurance Company (MAIC), which is domiciled in Virginia, or FirstComp Insurance Company (FCIC), which is domiciled in Nebraska. MIC and MAIC are licensed to write P&C insurance in all 50 states and the District of Columbia, while FCIC is currently licensed in 28 states and specializes in workers' compensation coverage.

In the Specialty Admitted market, we wrote business through the following underwriting units during 2012:

•	Markel Specialty (Glen Allen, VA)

•	Markel American Specialty Personal and Commercial Lines (Pewaukee, WI)

•	Markel FirstComp (Omaha, NE)

The Markel Specialty unit focuses on providing total insurance programs for businesses engaged in highly specialized activities. These activities typically do not fit the risk profiles of standard insurers and make complete coverage difficult to obtain from a single insurer. The Markel Specialty unit is organized into product areas that concentrate on particular markets and customer groups including youth and recreation oriented organizations, social service organizations, amateur sports organizations and horse and farm operations. In January 2012, we acquired Thompson Insurance Enterprises, LLC, a privately held program administrator that underwrites multi-line, industry-focused insurance programs that complement the Markel Specialty product offerings. Examples include social service organizations, senior living, childcare and fitness centers.

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

The Markel FirstComp unit provides workers' compensation insurance and related services, principally to small businesses and distributes its products through independent insurance agencies, generally located in small towns, which have been underserved by other market participants because of their size. Using its proprietary technology platform, Markel FirstComp is able to service these small agencies in a cost-efficient manner. Through June 30, 2011, Markel FirstComp also acted as a managing general agent producing business for unaffiliated insurance companies.

Specialty Admitted Segment
2012 Gross Premium Volume ($670 million)

24%
Property and Casualty
Workers' Compensation
39%
12%
Personal Lines
Accident and Health
9%
Other
16%

Product offerings within the Specialty Admitted segment fall within the following major product groupings:

•	Workers' Compensation

•	Property and Casualty

•	Personal Lines

•	Accident and Health

•	Other Product Lines

Workers' compensation products provide wage replacement and medical benefits to employees injured in the course of employment and target main-street, service and artisan contractor businesses, retail stores and restaurants.

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

Personal lines products provide first and third party coverages for a variety of personal watercrafts including older boats, high performance boats and yachts, as well as for recreational vehicles including motorcycles, snowmobiles and ATVs. Additionally, property coverages are offered for mobile homes, dwellings and homeowners that do not qualify for standard homeowner's coverage. Other products offered include special event protection, supplemental natural disaster coverage, renters' protection coverage, excess flood coverage and collector vehicle coverage.

Accident and health products offer liability and accident insurance for amateur sports organizations, monoline accident and medical coverage for various niche markets, short-term medical insurance and pet health insurance. During 2012, we ceased writing coverage for certain accident and health products, including accident and medical insurance for academic institutions, stop-loss insurance for self-insured medical plans and medical excess reinsurance coverage.

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

London Insurance Market Segment

Our London Insurance Market segment reported gross premium volume of $887.7 million, earned premiums of $765.2 million and an underwriting profit of $81.6 million in 2012.

This segment is comprised of Markel International, which is headquartered in London, England. In addition to seven branch offices in the United Kingdom, Markel International has offices in Canada, Spain, Singapore, Sweden, Hong Kong, China, Germany and the Netherlands. Markel International writes specialty property, casualty, professional liability, equine, marine, energy and trade credit insurance on a direct and reinsurance basis. Business is written worldwide through either MIICL or Markel Syndicate 3000 with approximately 16% of writings coming from the United States.

London Insurance Market Segment
2012 Gross Premium Volume ($888 million)

26%
Professional and General Liability
Marine and Energy
40%
Reinsurance
11%
Property
9%
Other
14%

Product offerings within the London Insurance Market segment fall within the following major product groupings:

•	Marine and Energy

•	Professional and General Liability

•	Reinsurance

•	Property

•	Other Product Lines

Marine and energy products include a portfolio of coverages for cargo, energy, hull, liability, war, terrorism and specie risks. The cargo account is an international transit-based book covering many types of cargo. Energy coverage includes all aspects of oil and gas activities. The hull account covers physical damage to ocean-going tonnage, yachts and mortgagee's interest. Liability coverage provides for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators and ship repairers. The war account covers the hulls of ships and aircraft, and other related interests, against war and associated perils. Terrorism coverage provides for property damage and business interruption related to political violence including war and civil war. The specie account includes coverage for fine art on exhibition and in private collections, securities, bullion, precious metals, cash in transit and jewelry.

Professional and general liability products include professional indemnity, directors' and officers' liability, intellectual property, some miscellaneous defense costs, incidental commercial crime, general and products liability coverages targeting consultants, construction professionals, financial service professionals, professional practices, social welfare organizations and medical products. Professional and general liability products are written on a worldwide basis, limiting exposure in the United States.

Reinsurance products include property and casualty treaty reinsurance. Property treaty products are offered on an excess of loss and proportional basis for per risk and catastrophe exposures. A significant portion of the excess of loss catastrophe and per risk property treaty business comes from the United States with the remainder coming from international property treaties. Casualty treaty reinsurance is offered on an excess of loss basis and primarily targets specialist writers of motor products in the United Kingdom and Europe. Excess of loss casualty treaty reinsurance also is offered for select writers of employers' and products liability coverages.

Property products target a wide range of insureds, providing coverage ranging from fire to catastrophe perils such as earthquake and windstorm. Business is written primarily on an open market basis for direct and facultative risks targeting Fortune 1000 companies on a worldwide basis by our underwriters to London brokers, with each risk being considered on its own merits. We also provide property coverage for small to medium-sized commercial risks on both a stand-alone and package basis through our branch offices. During 2012, we ceased writing delegated property business, which was primarily written through coverholders in the United States.

Other product lines within the London Insurance Market segment include:

•	crime coverage primarily targeting financial institutions and providing protection for bankers' blanket bond, computer crime and commercial fidelity;

•	contingency coverage including event cancellation, non-appearance and prize indemnity;

•	accident and health coverage targeting affinity groups and schemes, high value and high risks accounts and sports groups;

•	coverage for equine-related risks such as horse mortality, theft, infertility, transit and specified perils;

•	specialty coverages include mortality risks for farms, zoos, animal theme parks and safari parks;

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

Recent Developments

In October 2012, we announced that we had entered into a definitive agreement to acquire Essentia Insurance Company from OneBeacon Insurance Group LLC. The transaction was completed effective January 1, 2013. Essentia Insurance Company will continue to underwrite insurance exclusively for Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty) throughout the United States. Hagerty offers insurance for classic cars, vintage boats, motorcycles and related automotive collectibles.  Hagerty remains a privately-owned, family business. Premiums associated with this business for 2011 were in excess of $170 million. Results attributable to this acquisition will be included in the Specialty Admitted segment.

In December 2012, we, together with Alterra Capital Holdings Limited (Alterra), announced that our boards of directors had approved an agreement providing for the merger of Alterra with one of our subsidiaries. As a result of the transaction, Alterra would become our wholly-owned subsidiary and each issued and outstanding share of Alterra common stock (other than shares as to which appraisal rights are exercised and restricted shares that do not vest in connection with the transaction) would be converted into the right to receive (1) 0.04315 shares of our common stock and (2) $10.00 in cash. Based on our closing stock price on December 18, 2012, the day the agreement was entered into, the aggregate consideration payable to Alterra shareholders would be approximately $3.1 billion. Following the transaction, we estimate that our current shareholders would own approximately 69% of the combined company and Alterra shareholders would own approximately 31%. The transaction has been approved by shareholders of both companies, but remains subject to receipt of regulatory approvals. Closing is expected to occur in the first half of 2013.

Alterra is a Bermuda-headquartered, global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. As of December 31, 2012, Alterra reported $10.7 billion in total assets and $2.8 billion in shareholders' equity. Its reported net income for 2012 was $143.8 million on $1.7 billion in total revenues.

We believe that our acquisition of Alterra will create a strong company in global specialty insurance and investments, with a demonstrated track record of underwriting discipline in niche market segments and proven asset management strengths that should benefit shareholders. Two individuals designated by Alterra and approved by the Nominating/Corporate Governance Committee of our Board of Directors will be added to our Board of Directors upon completion of the transaction. Our current executive officers will hold the same, or substantially similar, positions after the transaction, although individual responsibilities may change to reflect the nature of the combined operations. Roles for Alterra officers and management personnel (other than its chief executive officer who is expected to leave the company after the transaction) are being identified as part of a transition planning process.

Reinsurance

Reinsurance is used to manage our net retention on individual risks and overall exposure to losses while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant reinsurance. We purchase catastrophe reinsurance coverage for our catastrophe-exposed policies, and we seek to manage our exposures under this coverage so that no exposure to any one reinsurer is material to our ongoing business. Net retention of gross premium volume was 88% in 2012 and 89% in 2011. We do not purchase or sell finite reinsurance products or use other structures that would have the effect of discounting loss reserves.

The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. To become our reinsurance partner, prospective companies generally must: (i) maintain an A.M. Best Company (Best) or Standard & Poor's (S&P) rating of "A" (excellent) or better; (ii) maintain minimum capital and surplus of $500 million and (iii) provide collateral for recoverables in excess of an individually established amount. In addition, certain foreign reinsurers for our United States insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who have been granted authorized status by an insurance company's state of domicile. Lloyd's syndicates generally must have a minimum of a "B" rating from Moody's Investors Service (Moody's) to be our reinsurers.

When appropriate, we pursue reinsurance commutations that involve the termination of ceded reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers.

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2012. The contractual obligations under reinsurance agreements are typically with individual subsidiaries of the group or syndicates at Lloyd's and are not typically guaranteed by other group members or syndicates at Lloyd's. These ten reinsurance groups represent approximately 74% of our $901.1 million reinsurance recoverable balance before considering allowances for bad debts.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Munich Re Group	A+	$159,033
Lloyd's of London	A	99,521
XL Capital Group	A	75,807
Fairfax Financial Group	A	69,431
Swiss Re Group	A+	61,399
HDI Group	A	46,970
Aspen (Bermuda) Group	A	46,354
W.R. Berkley Group	A+	39,984
ACE Group	A+	34,628
White Mountains Insurance Group	A	29,274
Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		662,401
Total reinsurance recoverable on paid and unpaid losses		$901,067

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

See note 13 of the notes to consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations for additional information about our reinsurance programs and exposures.

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

Total investment return includes items that impact net income, such as net investment income and net realized investment gains or losses, as well as changes in net unrealized gains on investments, which do not impact net income. In 2012, net investment income was $282.1 million and net realized investment gains were $31.6 million. During the year ended December 31, 2012, net unrealized gains on investments increased by $353.8 million. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

We believe our investment performance is best analyzed from the review of total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

Annual Taxable Equivalent Total Investment Returns

						Weighted Average Five-Year Annual Return	Weighted Average Ten-Year Annual Return
	Years Ended December 31,
	2008	2009	2010	2011	2012
Equities	(34.0)%	25.7%	20.8%	3.8%	19.6%	7.2%	9.2%
Fixed maturities (1)	0.2%	9.8%	5.4%	7.6%	5.1%	5.7%	5.3%
Total portfolio, before foreign currency effect	(6.9)%	11.7%	8.1%	6.7%	8.6%	5.8%	6.0%
Total portfolio	(9.6)%	13.2%	7.9%	6.5%	9.0%	5.6%	6.2%
Invested assets, end of year (in millions)	$6,893	$7,849	$8,224	$8,728	$9,333

(1)	Includes short-term investments and cash and cash equivalents.

Taxable equivalent total investment return provides a measure of investment performance that considers the yield of both taxable and tax-exempt investments on an equivalent basis.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. S&P and Moody's provide corporate and municipal debt ratings based on their assessments of the credit quality of an obligor with respect to a specific obligation. S&P's ratings range from "AAA" (capacity to pay interest and repay principal is extremely strong) to "D" (debt is in payment default). Securities with ratings of "BBB" or higher are referred to as investment grade securities. Debt rated "BB" and below is regarded by S&P as having predominantly speculative characteristics with respect to capacity to pay interest and repay principal. Moody's ratings range from "Aaa" to "C" with ratings of "Baa" or higher considered investment grade.

Our fixed maturity portfolio has an average rating of "AA," with approximately 94% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2012, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

At December 31, 2012, we held fixed maturities of $38.9 million, or less than 1% of invested assets, from sovereign and non-sovereign issuers domiciled in Portugal, Ireland, Italy, Greece or Spain and $630.3 million, or 7% of invested assets, from sovereign and non-sovereign issuers domiciled in other European countries including supranationals. At December 31, 2011, we held fixed maturities of $53.9 million, or less than 1% of invested assets, from sovereign and non-sovereign issuers domiciled in Portugal, Ireland, Italy, Greece or Spain and $730.4 million, or 8% of invested assets, from sovereign and non-sovereign issuers domiciled in other European countries including supranationals.

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2012.

2012 Credit Quality of Fixed Maturity Portfolio ($5.0 billion)

See "Market Risk Disclosures" in Management's Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

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

Our non-insurance operations, which we refer to collectively as Markel Ventures, are comprised of a diverse portfolio of industrial and service companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment, laminated furniture products and food processing equipment, an owner and operator of manufactured housing communities, a real estate investment fund manager, a retail intelligence services company, a manager of behavioral health programs, a provider of concierge medical and executive health services, a manufacturer and lessor of trailer tubes used by industrial, chemical and distribution companies to transport gas and liquids and a manufacturer of laminated oak and composite wood flooring used in the assembly of truck trailers, intermodal containers and truck bodies. In 2012, our non-insurance operations reported revenues of $489.4 million and net income to shareholders of $13.5 million.

Shareholder Value

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. More specifically, we measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we generally use five-year time periods to measure ourselves. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results. For the year ended December 31, 2012, book value per share increased 15% primarily due to net income to shareholders of $253.4 million and a $242.2 million increase in net unrealized gains on investments, net of taxes. For the year ended December 31, 2011, book value per share increased 8% primarily due to net income to shareholders of $142.0 million and a $123.4 million increase in net unrealized gains on investments, net of taxes. Over the past five years, we have grown book value per share at a compound annual rate of 9% to $403.85 per share.

The following graph presents book value per share for the past five years as of December 31.

Book Value Per Share

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

The laws of the domicile states of our insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2012, our United States insurance subsidiaries could pay up to $186.5 million during the following 12 months under the ordinary dividend regulations.

Our United States insurance subsidiaries are also subject to risk-based capital requirements that provide a method to measure the capital of each subsidiary taking into account that subsidiary's investments and products. These requirements provide a formula which, for P&C insurance companies, establishes capital thresholds for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. At December 31, 2012, the capital and surplus of each of our United States insurance subsidiaries was above the minimum regulatory thresholds.

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

Six of our insurance subsidiaries rated by Best have been assigned an FSR of "A" (excellent), one is rated "A-" (excellent) and one is rated "B++" (good). Markel Syndicate 3000 has been assigned an FSR of "A" (excellent) by Best.

In addition to Best, seven of our eight insurance subsidiaries are rated by Fitch Ratings (Fitch), an independent rating agency. All seven of our insurance subsidiaries rated by Fitch have been assigned an FSR of "A" (strong).

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2012, we paid rating agencies, including Best and Fitch, $0.9 million for their services.

Risk Factors

A wide range of factors could materially affect our future prospects and performance. The matters addressed under "Safe Harbor and Cautionary Statements," "Critical Accounting Estimates" and "Market Risk Disclosures" in Management's Discussion and Analysis of Financial Condition and Results of Operations and other information included or incorporated in this report describe most of the significant risks that could affect our operations and financial results. We are also subject to the following risks.

We may experience losses from catastrophes. As a property and casualty insurance company, we may experience losses from man-made or natural catastrophes. Catastrophes may have a material adverse effect on operations. Catastrophes include, but are not limited to, windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires and may include terrorist events. We cannot predict how severe a particular catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Most catastrophes occur over a small geographic area; however, some catastrophes may produce significant damage in large, heavily populated areas. If, as many forecast, climate change results in an increase in the frequency and severity of weather-related catastrophes, we may experience additional catastrophe-related losses, which may be material.

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results will differ from original estimates. As part of the reserving process, we regularly review our loss reserves and make adjustments as necessary. Future increases in loss reserves will result in additional charges to earnings, which may be material.

We are subject to regulation by insurance regulatory authorities that may affect our ability to implement and achieve our business objectives. Our insurance subsidiaries are subject to supervision and regulation by the insurance regulatory authorities in the various jurisdictions in which they conduct business. This regulation is intended for the benefit of policyholders rather than shareholders or holders of debt securities. Insurance regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, licensing, coverage requirements, policy rates and forms and the form and content of financial reports. In light of recent economic conditions, regulatory and legislative authorities are implementing enhanced or new regulatory requirements intended to prevent future financial crises or otherwise assure the stability of financial institutions. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more aggressive ways, such as imposing increased capital requirements. Any such actions, if they occurred, could affect the competitive market and the way we conduct our business and manage our capital. As a result, such actions could materially affect our results of operations, financial condition and liquidity.

Our ability to make payments on debt or other obligations depends on the receipt of funds from our subsidiaries. We are a holding company, and substantially all of our insurance operations are conducted through our regulated insurance subsidiaries. As a result, our cash flow and our ability to service our debt are dependent upon the earnings of our subsidiaries and on the distribution of earnings, loans or other payments by our subsidiaries to us. In addition, payment of dividends by our insurance subsidiaries may require prior regulatory notice or approval.

Our investment results may be impacted by changes in interest rates, U.S. and international monetary and fiscal policies as well as broader economic conditions. We receive premiums from customers for insuring their risks. We invest these funds until they are needed to pay policyholder claims or until they are recognized as profits. Fluctuations in the value of our investment portfolio can occur as a result of changes in interest rates, U.S. and international monetary and fiscal policies as well as broader economic conditions (including, for example, equity market conditions and significant inflation or deflation). Our investment results may be materially impacted by one or more of these factors.

Competition in the property and casualty insurance industry could adversely affect our ability to improve or maintain underwriting margins or to grow or maintain premium volume. Among our competitive strengths have been our specialty product focus and our niche market strategy. These strengths also make us vulnerable in periods of intense competition to actions by other insurance companies who seek to write additional premiums without appropriate regard for underwriting profitability. During soft markets, it is very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. If we are not successful in maintaining rates or achieving rate increases, it may be difficult for us to improve or maintain underwriting margins or to grow or maintain premium volume levels.

We invest a significant portion of our invested assets in equity securities, which may result in significant variability in our investment results and may adversely impact shareholders' equity. Additionally, our equity investment portfolio is concentrated and declines in the value of these significant investments could adversely affect our financial results. Equity securities were 62% and 55% of our shareholders' equity at both December 31, 2012 and 2011. Equity securities have historically produced higher returns than fixed maturities; however, investing in equity securities may result in significant variability in investment returns from one period to the next. In volatile financial markets, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in shareholders' equity. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these concentrated investments also could result in a material decrease in shareholders' equity. A material decrease in shareholders' equity may adversely impact our ability to carry out our business plans.

Deterioration in financial markets could lead to investment losses and adverse effects on our business. The severe downturn in the public debt and equity markets beginning in 2008, reflecting uncertainties associated with the mortgage and credit crises, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, resulted in significant realized and unrealized losses in our investment portfolio. In the event of another major financial crisis (for example, a crisis precipitated by the failure to adequately address U.S. government deficit spending and tax revenue generation, downgrades or defaults in U.S. and/or foreign sovereign debt obligations, or the collapse of the Eurozone), we could incur substantial realized and unrealized investment losses in future periods, which would have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries' capital and ability to access capital markets.

We rely on reinsurance and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. We purchase reinsurance in order to reduce our retention on individual risks and to have the ability to underwrite policies with sufficient limits to meet policyholder needs. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies. Such reliance on reinsurance may create credit risk as a result of the reinsurer's inability or unwillingness to pay reinsurance claims when due. Deterioration in the credit quality of existing reinsurers or disputes over the terms of reinsurance could result in additional charges to earnings, which may have a materially adverse impact our results of operations and financial condition.

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

On December 19, 2012 we announced the acquisition of Alterra for an aggregate consideration of approximately $3.1 billion in stock and cash (the Alterra Acquisition). We expect the Alterra Acquisition to close in the first half of 2013. Failure to complete the Alterra Acquisition on a timely basis or the fact that the Alterra Acquisition is pending could negatively impact the share price of Markel and the future business and financial results of Markel. The acquisition agreement with Alterra contains a number of conditions precedent that must be satisfied or waived before the closing of the Alterra Acquisition. Also, the Alterra Acquisition agreement may be terminated by one or both of the parties under certain circumstances. Further, the ongoing business of Markel may be adversely affected by the fact that the Alterra Acquisition is pending or if the Alterra Acquisition is not completed as follows:

•
the manner in which brokers, insureds, cedants and other third parties perceive Markel may be negatively impacted, which in turn could affect the ability of Markel to compete for or write new business or obtain renewals in the marketplace;

•
current and prospective employees of Markel may experience uncertainty about their future roles with the combined company, which may adversely affect the ability of Markel to attract and retain key personnel;

•
the attention of management of Markel will be diverted to the Alterra Acquisition or to the integration of the two companies after the Alterra Acquisition instead of being directed solely to our own operations and pursuit of other opportunities that may be beneficial to Markel;

•	Markel will have to pay costs relating to the Alterra Acquisition, including legal, accounting and financial advisory fees;

•	Markel may be required, in certain circumstances, to pay a termination fee to Alterra; and

•
the ratings of either Markel or its respective insurance subsidiaries may be adversely affected, which would likely result in a material adverse effect on their respective business, financial condition and operating results.

Markel will be exposed to underwriting and other business risks during the period that Alterra's business continues to be operated independently from Markel. Until completion of the Alterra Acquisition, each of Markel and Alterra will operate independently from the other in accordance with such party's distinct underwriting guidelines, investment policies, referral processes, authority levels and risk management policies and practices. As a result, during this period, Alterra may assume risks that Markel would not have assumed for itself or for the combined company, accept premiums that, in Markel's judgment, do not adequately compensate it for the risks assumed, make investment decisions that would not adhere to Markel's investment policies or otherwise make business decisions or take on exposure that, while consistent with Alterra's general business approach and practices, are not the same as those of Markel. Significant delays in consummating the Alterra Acquisition will materially increase the risk that Alterra will operate its business in a manner that differs from how the business would have been conducted under the combined company.

The integration of Markel and Alterra following the Alterra Acquisition may present significant challenges and costs. Markel and Alterra may face significant challenges, including technological, accounting and other challenges, in combining Markel's and Alterra's operations. Markel and Alterra entered into the Alterra Acquisition agreement because each company believes that the Alterra Acquisition will be beneficial to it and its respective shareholders. Achieving the anticipated benefits of the Alterra Acquisition will depend in part upon whether Markel will be successful in integrating Alterra's businesses in a timely and efficient manner. Markel may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the Alterra Acquisition will take time and will require the dedication of significant management resources, which may temporarily distract management's attention from the routine business of the combined company. Any delay or inability of management to successfully integrate the operations of the two companies could compromise the combined company's potential to achieve the long-term strategic benefits of the Alterra Acquisition and could have a material adverse effect on the business, financial condition and operating results of the combined company and the market price of the combined company's shares of common stock.

In addition, the combined company will incur integration and restructuring costs following the completion of the Alterra Acquisition as it integrates the businesses of Alterra. Although the parties expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, Markel cannot give any assurance that this net benefit will be achieved in the near term, if at all.

Markel, Alterra or the combined company may lose employees due to uncertainties associated with the Alterra Acquisition and may not be able to hire qualified new employees. The success of the combined company after the Alterra Acquisition will depend in part upon the ability of Markel and Alterra to retain key employees. Competition for qualified personnel can be intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that Markel, Alterra or the combined company will be able to attract, retain or motivate key employees or qualified new employees. If, despite retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration, the combined company's business could be adversely impacted.

The occurrence of severe catastrophic events may cause the combined company's financial results to be volatile and may affect the financial results of the combined company differently than such an event would have affected the financial results of either Markel or Alterra on a stand-alone basis. Because the combined company will, among other things, underwrite property catastrophe insurance and reinsurance and have large aggregate exposures to natural and man-made disasters, management expects that the combined company's loss experience generally will include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events is likely to cause substantial volatility in the combined company's financial results. In addition, because catastrophes will be an inherent risk of the combined company's business, a major event or series of events could have a material adverse effect on the combined company's financial condition and results of operations, possibly to the extent of eliminating the combined company's shareholders' equity. Increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years, and those factors are expected to increase the severity of catastrophe losses in the future. Upon closing, the combined company's exposure to natural and man-made disasters will be different than the exposure of Markel before the Alterra Acquisition.

Alterra's counterparties to contracts and arrangements may acquire certain rights upon the Alterra Acquisition, which could negatively affect the combined company following the Alterra Acquisition. Alterra or its subsidiaries are parties to numerous contracts, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination rights) upon a "change in control" of Alterra or its subsidiaries. The definition of "change in control" varies from contract to contract, ranging from a narrow to a broad definition, and in some cases, the "change in control" provisions may be implicated by the Alterra Acquisition. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and Alterra or certain of its affiliates may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute a contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is cancelled on a cut-off basis, Alterra may be required to return unearned premiums, net of commissions. In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation, that would be triggered by a change in control. Collateral requirements may take the form of trust agreements or be funded by securities held or letters of credit. Upon commutation, the amount to be paid to settle the liability for gross loss reserves would typically consider a discount to the financial statement loss reserve value, reflecting the time value of money resident in the ultimate settlement of such loss reserves. In certain instances, contracts contain dual triggers, such as a change in control and a ratings downgrade, both of which must be satisfied for the contractual right to be exercisable.

Whether a ceding company would have cancellation rights in connection with the Alterra Acquisition depends upon the language of its agreement with Alterra or its applicable subsidiaries. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company's views with respect to the financial strength and business reputation of the combined company, the extent to which such ceding company currently has reinsurance coverage with the combined company's affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and the combined company's ratings following the Alterra Acquisition. Alterra cannot currently predict the effects, if any, if the Alterra Acquisition is deemed to constitute a change in control under contracts and other arrangements, including the extent to which cancellation rights would be exercised, if at all, nor the effect on the combined company's financial condition, results of operations, or cash flows, but such effect could be material.

Associates

At December 31, 2012, we had approximately 6,400 employees, of whom approximately 2,800 were employed within our insurance operations and approximately 3,600 were employed within our non-insurance operations.

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1)

	2012	2011	2010
Results of Operations
Earned premiums	$2,147	$1,979	$1,731
Net investment income	282	264	273
Total operating revenues	3,000	2,630	2,225
Net income (loss) to shareholders	253	142	267
Comprehensive income (loss) to shareholders	504	252	431
Diluted net income (loss) per share	$25.89	$14.60	$27.27
Financial Position
Total investments and cash and cash equivalents	$9,333	$8,728	$8,224
Total assets	12,557	11,532	10,826
Unpaid losses and loss adjustment expenses	5,371	5,399	5,398
Senior long-term debt and other debt	1,493	1,294	1,016
Shareholders' equity	3,889	3,388	3,172
Common shares outstanding (at year end, in thousands)	9,629	9,621	9,718
OPERATING PERFORMANCE MEASURES (1, 2)
Operating Data
Book value per common share outstanding	$403.85	$352.10	$326.36
Growth (decline) in book value per share	15%	8%	16%
5-Year CAGR in book value per share (3)	9%	9%	13%
Closing stock price	$433.42	$414.67	$378.13
Ratio Analysis
U.S. GAAP combined ratio (4)	97%	102%	97%
Investment yield (5)	4%	4%	4%
Taxable equivalent total investment return (6)	9%	7%	8%
Investment leverage (7)	2.4	2.6	2.6
Debt to capital	28%	28%	24%

(1)
Effective January 1, 2012, we prospectively adopted Financial Accounting Standards Board Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See note 1(r) in the notes to consolidated financial statements.

(2)
Operating Performance Measures provide a basis for management to evaluate our performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion of management's evaluation of these measures in Management's Discussion & Analysis of Financial Condition and Results of Operations.

(3)	CAGR—compound annual growth rate.

(4)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(5)	Investment yield reflects net investment income as a percentage of average invested assets.

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

(7)	Investment leverage represents total invested assets divided by shareholders' equity.

2009	2008	2007	2006	2005	2004	2003	10-Year CAGR (3)

$1,816	$2,022	$2,117	$2,184	$1,938	$2,054	$1,864	3%
260	282	305	269	242	204	183	5%
2,069	1,977	2,551	2,576	2,200	2,262	2,092	5%
202	(59)	406	393	148	165	123	—
591	(403)	337	551	64	273	222	—
$20.52	$(5.95)	$40.64	$39.40	$14.80	$16.41	$12.31	—

$7,849	$6,893	$7,775	$7,524	$6,588	$6,317	$5,350	8%
10,242	9,512	10,164	10,117	9,814	9,398	8,532	5%
5,427	5,492	5,526	5,584	5,864	5,482	4,930	2%
964	694	691	866	849	855	763	—
2,774	2,181	2,641	2,296	1,705	1,657	1,382	13%
9,819	9,814	9,957	9,994	9,799	9,847	9,847	—

$282.55	$222.20	$265.26	$229.78	$174.04	$168.22	$140.38	13%
27%	(16)%	15%	32%	3%	20%	19%	—
11%	10%	18%	16%	11%	20%	13%	—
$340.00	$299.00	$491.10	$480.10	$317.05	$364.00	$253.51	—

95%	99%	88%	87%	101%	96%	99%	—
4%	4%	4%	4%	4%	4%	4%	—
13%	(10)%	5%	11%	2%	8%	11%	—
2.8	3.2	2.9	3.3	3.9	3.8	3.9	—
26%	24%	21%	27%	33%	34%	36%	—

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,562,278 in 2012 and $5,172,952 in 2011)	$4,979,283	$5,538,174
Equity securities (cost of $1,387,305 in 2012 and $1,156,294 in 2011)	2,406,951	1,873,927
Short-term investments (estimated fair value approximates cost)	973,330	541,014
Total Investments	8,359,564	7,953,115
Cash and cash equivalents	973,181	775,032
Receivables	413,883	350,237
Reinsurance recoverable on unpaid losses	778,774	791,102
Reinsurance recoverable on paid losses	51,145	38,208
Deferred policy acquisition costs	157,465	194,674
Prepaid reinsurance premiums	110,332	97,074
Goodwill and intangible assets	1,049,225	867,558
Other assets	663,019	465,103
Total Assets	$12,556,588	$11,532,103
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,371,426	$5,398,869
Unearned premiums	1,000,261	915,930
Payables to insurance companies	103,212	64,327
Senior long-term debt and other debt (estimated fair value of $1,688,000 in 2012 and $1,391,000 in 2011)	1,492,550	1,293,520
Other liabilities	613,897	397,111
Total Liabilities	8,581,346	8,069,757
Redeemable noncontrolling interests	86,225	74,231
Commitments and contingencies
Shareholders' equity:
Common stock	908,980	891,507
Retained earnings	2,068,340	1,835,086
Accumulated other comprehensive income	911,337	660,920
Total Shareholders' Equity	3,888,657	3,387,513
Noncontrolling interests	360	602
Total Equity	3,889,017	3,388,115
Total Liabilities and Equity	$12,556,588	$11,532,103

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,147,128	$1,979,340	$1,730,921
Net investment income	282,107	263,676	272,530
Net realized investment gains:
Other-than-temporary impairment losses	(12,078)	(14,250)	(11,644)
Other-than-temporary impairment losses recognized in other comprehensive income	—	(5,946)	(563)
Other-than-temporary impairment losses recognized in net income	(12,078)	(20,196)	(12,207)
Net realized investment gains, excluding other-than-temporary impairment losses	43,671	56,053	48,569
Net realized investment gains	31,593	35,857	36,362
Other revenues	539,284	351,077	185,580
Total Operating Revenues	3,000,112	2,629,950	2,225,393
OPERATING EXPENSES
Losses and loss adjustment expenses	1,154,068	1,209,986	946,229
Underwriting, acquisition and insurance expenses	929,472	810,179	724,876
Amortization of intangible assets	33,512	24,291	16,824
Other expenses	478,248	309,046	168,290
Total Operating Expenses	2,595,300	2,353,502	1,856,219
Operating Income	404,812	276,448	369,174
Interest expense	92,762	86,252	73,663
Income Before Income Taxes	312,050	190,196	295,511
Income tax expense	53,802	41,710	27,782
Net Income	$258,248	$148,486	$267,729
Net income attributable to noncontrolling interests	4,863	6,460	936
Net Income to Shareholders	$253,385	$142,026	$266,793
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$266,425	$141,839	$195,648
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(160)	3,943	672
Reclassification adjustments for net gains included in net income	(24,051)	(22,341)	(32,831)
Change in net unrealized gains on investments, net of taxes	242,214	123,441	163,489
Change in foreign currency translation adjustments, net of taxes	1,534	(4,191)	(2,282)
Change in net actuarial pension loss, net of taxes	6,664	(9,459)	2,749
Total Other Comprehensive Income	250,412	109,791	163,956
Comprehensive Income	$508,660	$258,277	$431,685
Comprehensive income attributable to noncontrolling interests	4,858	6,424	1,122
Comprehensive Income to Shareholders	$503,802	$251,853	$430,563
NET INCOME PER SHARE
Basic	$25.96	$14.66	$27.31
Diluted	$25.89	$14.60	$27.27

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2009	9,819	$872,876	$1,514,398	$387,086	$2,774,360	$1,897	$2,776,257	$15,457
Net income			266,793	—	266,793	270	267,063	666
Change in net unrealized gains on investments, net of taxes			—	163,489	163,489	—	163,489	—
Change in foreign currency translation adjustments, net of taxes			—	(2,468)	(2,468)	186	(2,282)	—
Change in net actuarial pension loss, net of taxes			—	2,749	2,749	—	2,749	—
Comprehensive Income					430,563	456	431,019	666
Issuance of common stock	32	8,185	—	—	8,185	—	8,185	—
Repurchase of common stock	(133)	—	(45,218)	—	(45,218)	—	(45,218)	—
Restricted stock units expensed	—	2,543	—	—	2,543	—	2,543	—
Stock options issued	—	9,133	—	—	9,133	—	9,133	—
Purchase of noncontrolling interest	—	(8,345)	—	237	(8,108)	(1,557)	(9,665)	—
Other	—	65	—	—	65	75	140	(825)
December 31, 2010	9,718	884,457	1,735,973	551,093	3,171,523	871	3,172,394	15,298
Net income (loss)			142,026	—	142,026	(190)	141,836	6,650
Change in net unrealized gains on investments, net of taxes			—	123,441	123,441	—	123,441	—
Change in foreign currency translation adjustments, net of taxes			—	(4,155)	(4,155)	—	(4,155)	(36)
Change in net actuarial pension loss, net of taxes			—	(9,459)	(9,459)	—	(9,459)	—
Comprehensive Income (Loss)					251,853	(190)	251,663	6,614
Issuance of common stock	16	1,182	—	—	1,182	—	1,182	—
Repurchase of common stock	(113)	—	(42,913)	—	(42,913)	—	(42,913)	—
Restricted stock units expensed	—	5,818	—	—	5,818	—	5,818	—
Acquisitions	—	—	—	—	—	—	—	62,189
Other	—	50	—	—	50	(79)	(29)	(9,870)
December 31, 2011	9,621	891,507	1,835,086	660,920	3,387,513	602	3,388,115	74,231
Net income (loss)			253,385	—	253,385	(262)	253,123	5,125
Change in net unrealized gains on investments, net of taxes			—	242,214	242,214	—	242,214	—
Change in foreign currency translation adjustments, net of taxes			—	1,539	1,539	—	1,539	(5)
Change in net actuarial pension loss, net of taxes			—	6,664	6,664	—	6,664	—
Comprehensive Income (Loss)					503,802	(262)	503,540	5,120
Issuance of common stock	47	9,145	—	—	9,145	—	9,145	—
Repurchase of common stock	(39)	—	(16,873)	—	(16,873)	—	(16,873)	—
Restricted stock units expensed	—	6,462	—	—	6,462	—	6,462	—
Acquisitions	—	—	—	—	—	—	—	15,055
Adjustment of redeemable noncontrolling interests	—	—	(3,101)	—	(3,101)	—	(3,101)	3,101
Purchase of noncontrolling interest	—	1,430	—	—	1,430	—	1,430	(3,573)
Other	—	436	(157)	—	279	20	299	(7,709)
December 31, 2012	9,629	$908,980	$2,068,340	$911,337	$3,888,657	$360	$3,889,017	$86,225
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$258,248	$148,486	$267,729
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	37,648	5,649	7,185
Depreciation and amortization	87,326	70,572	53,587
Net realized investment gains	(31,593)	(35,857)	(36,362)
Decrease (increase) in receivables	(36,590)	(10,745)	7,647
Decrease (increase) in deferred policy acquisition costs	37,209	(5,891)	(13,910)
Increase (decrease) in unpaid losses and loss adjustment expenses, net	(28,052)	57,000	(109,371)
Increase in unearned premiums, net	71,073	59,612	37,799
Increase (decrease) in payables to insurance companies	19,190	(3,665)	1,115
Other	(21,926)	26,157	7,872
Net Cash Provided By Operating Activities	392,533	311,318	223,291
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	336,548	288,046	340,546
Proceeds from maturities, calls and prepayments of fixed maturities	510,697	343,502	383,618
Cost of fixed maturities and equity securities purchased	(426,439)	(713,102)	(957,193)
Net change in short-term investments	(428,292)	(216,972)	202,882
Acquisitions, net of cash acquired	(243,675)	(120,102)	(214,156)
Additions to property and equipment	(45,519)	(60,132)	(42,103)
Cost of equity method investments	(40,650)	(9,880)	(5,218)
Other	(2,158)	14,329	8,281
Net Cash Used By Investing Activities	(339,488)	(474,311)	(283,343)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	492,792	336,181	42,897
Repayment and retirement of senior long-term debt and other debt	(313,790)	(90,557)	(30,021)
Repurchases of common stock	(16,873)	(42,913)	(45,218)
Purchase of noncontrolling interest	(2,143)	—	(3,001)
Distributions to noncontrolling interests	(7,684)	(9,259)	(764)
Other	(10,340)	1,137	(9,503)
Net Cash Provided (Used) By Financing Activities	141,962	194,589	(45,610)
Effect of foreign currency rate changes on cash and cash equivalents	3,142	(1,823)	427
Increase (decrease) in cash and cash equivalents	198,149	29,773	(105,235)
Cash and cash equivalents at beginning of year	775,032	745,259	850,494
CASH AND CASH EQUIVALENTS AT END OF YEAR	$973,181	$775,032	$745,259

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Corporation is a diverse financial holding company serving a variety of niche markets. Markel Corporation's principal business markets and underwrites specialty insurance products. Markel Corporation also owns interests in various industrial and service businesses that operate outside of the specialty insurance marketplace.

a) Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the results of its non-insurance subsidiaries on a one-month lag. Certain prior year amounts have been reclassified to conform to the current presentation.

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

Investments accounted for under the equity method of accounting are recorded at cost within other assets on the consolidated balance sheets and subsequently increased or decreased by the Company's proportionate share of the net income or loss of the investee. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of other comprehensive income. Dividends or other equity distributions are recorded as a reduction of the investment. The Company reviews equity method investments for impairment when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary.

d) Cash and Cash Equivalents. The Company considers all investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company's cash and cash equivalents approximates fair value.

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

f) Deferred Policy Acquisition Costs. Costs directly related to the acquisition of insurance premiums are deferred and amortized over the related policy period, generally one year. Concurrent with the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, the Company only defers acquisition costs incurred that are related directly to the successful acquisition of new or renewal insurance contracts, including commissions to agents and brokers and premium taxes. See note 1(r) for further discussion of the impact of prospectively adopting this standard. Commissions received related to reinsurance premiums ceded are netted against broker commissions in determining acquisition costs eligible for deferral. To the extent that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company does not consider anticipated investment income in determining whether a premium deficiency exists.

g) Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives, generally four to 25 years, and are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable.

h) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives (generally, the life of the lease for leasehold improvements, 10 to 40 years for buildings, seven to 40 years for land improvements, one to 10 years for furniture and equipment and three to 15 years for other property and equipment).

i) Redeemable Noncontrolling Interests. The Company owns controlling interests in various non-insurance subsidiaries. Under the terms of certain of the acquisition and related agreements, the Company has the option to acquire the remaining equity interests and the remaining equity interests have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on the respective company's earnings in specified periods preceding the redemption date. The redeemable noncontrolling interests generally become redeemable through 2018.

The Company recognizes changes in the redemption value that exceed the carrying value of redeemable noncontrolling interests to retained earnings as if the balance sheet date were also the redemption date. Changes in the redemption value also result in an adjustment to net income to shareholders in the calculation of basic and diluted net income per share. The adjustment recorded to retained earnings to increase redeemable noncontrolling interests to redemption value during 2012 was $3.1 million. There were no adjustments recorded to retained earnings in 2011 or 2010 because the redemption values of the redeemable noncontrolling interests were less than or approximated their carrying values.

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

l) Revenue Recognition. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded are netted against premiums written. The Company uses the periodic method to account for assumed reinsurance from foreign reinsurers. The Company's foreign reinsurers provide sufficient information to record foreign assumed business in the same manner as the Company records assumed business from United States reinsurers.

Other revenues primarily relate to the Company's non-insurance operations and consist of revenues from the sale of manufactured products and service revenues. Revenues from manufactured products are generally recognized at the time title transfers to the customer, which occurs at the point of shipment or delivery to the customer, depending on the terms of the sales arrangement. Revenues from services are generally recognized as the services are performed. Services provided pursuant to a contract are recognized either over the contract period or upon completion of the elements specified in the contract, depending on the terms of the contract.

m) Stock-based Compensation. Stock-based compensation expense is recognized as part of underwriting, acquisition and insurance expenses over the requisite service period. Stock-based compensation expense, net of taxes, was $4.4 million in 2012, $4.0 million in 2011 and $2.1 million in 2010.

n) Foreign Currency Translation. The functional currencies of the Company's foreign operations are the currencies in which the majority of their business is transacted. Assets and liabilities of foreign operations are translated into the United States Dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations are included, net of taxes, in shareholders' equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency, other than a functional currency, are included in net income.

The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income. The cumulative foreign currency translation adjustment, net of taxes, was a loss of $1.1 million and $2.6 million at December 31, 2012 and 2011, respectively.

o) Derivative Financial Instruments. Derivative instruments, including derivative instruments resulting from hedging activities, are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. The changes in fair value of derivatives are recognized in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

The Company's foreign currency forward contracts are generally designated and qualified as hedges of a net investment in a foreign operation. The effective portion of the change in fair value resulting from these hedges is reported in currency translation adjustments as part of other comprehensive income. The ineffective portion of the change in fair value is recognized in earnings.

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

q) Net Income Per Share. Basic net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the year. See note 10(b).

r) Recent Accounting Pronouncements. Effective January 1, 2012, the Company adopted FASB ASU No. 2010-26, which addresses diversity in practice within the insurance industry regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance specifies that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be capitalized. The Company elected prospective adoption of ASU No. 2010-26. At December 31, 2011, deferred policy acquisition costs included $43.1 million of costs that no longer met the criteria for deferral as of January 1, 2012 and were recognized into income during 2012, consistent with policy terms. Upon adoption of ASU No. 2010-26, the Company's policy is to defer commissions and premium taxes that meet the criteria for deferral under the new guidance. For the year ended December 31, 2012, the Company deferred $390.9 million of policy acquisition costs and amortized $428.1 million of policy acquisition costs. Under its previous policy, the Company would have deferred $502.3 million of policy acquisition costs and amortized $494.6 million of policy acquisition costs for the year ended December 31, 2012.

Effective January 1, 2012, the Company adopted FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends FASB Accounting Standards Codification (ASC) 820 to achieve a uniform framework for fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 prohibits the grouping of financial instruments for purposes of determining fair value, except when market and credit risks are managed on the basis of the Company's net exposure, and extends the prohibition against the use of block discounts to Level 2 and Level 3 fair value measurements. The guidance requires expanded disclosures for Level 3 fair value measurements including quantitative information about unobservable inputs, the sensitivity of fair value measurements to a change in unobservable inputs and a description of the Company's valuation processes. The guidance also requires disclosure of the hierarchy classification for assets and liabilities not measured at fair value, but whose fair value is disclosed. The adoption of this guidance did not have an impact on the Company's financial position, results of operations or cash flows. The Company has included the additional disclosures required by ASU No. 2011-04 in notes 12 and 20.

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

2. Investments

a) The following tables summarize the Company's available-for-sale investments.

	December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$297,663	$19,844	$—	$—	$317,507
Obligations of states, municipalities and political subdivisions	2,586,867	245,057	(362)	—	2,831,562
Foreign governments	503,844	52,764	—	—	556,608
Residential mortgage-backed securities	202,644	14,996	(5)	(2,258)	215,377
Asset-backed securities	13,828	517	—	—	14,345
Corporate bonds	957,432	93,395	(121)	(6,822)	1,043,884
Total fixed maturities	4,562,278	426,573	(488)	(9,080)	4,979,283
Equity securities:
Insurance companies, banks and trusts	508,771	389,434	(138)	—	898,067
Industrial, consumer and all other	878,534	637,783	(7,433)	—	1,508,884
Total equity securities	1,387,305	1,027,217	(7,571)	—	2,406,951
Short-term investments	973,318	26	(14)	—	973,330
Investments, available-for-sale	$6,922,901	$1,453,816	$(8,073)	$(9,080)	$8,359,564

	December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$299,413	$22,789	$(9)	$—	$322,193
Obligations of states, municipalities and political subdivisions	2,729,838	201,477	(794)	—	2,930,521
Foreign governments	572,253	45,629	(1,068)	—	616,814
Residential mortgage-backed securities	366,859	24,601	(18)	(2,258)	389,184
Asset-backed securities	16,096	731	(9)	—	16,818
Corporate bonds	1,188,493	83,515	(2,750)	(6,614)	1,262,644
Total fixed maturities	5,172,952	378,742	(4,648)	(8,872)	5,538,174
Equity securities:
Insurance companies, banks and trusts	389,421	296,648	(1,366)	—	684,703
Industrial, consumer and all other	766,873	425,131	(2,780)	—	1,189,224
Total equity securities	1,156,294	721,779	(4,146)	—	1,873,927
Short-term investments	541,014	4	(4)	—	541,014
Investments, available-for-sale	$6,870,260	$1,100,525	$(8,798)	$(8,872)	$7,953,115

b) The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2012
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$2,833	$(46)	$3,616	$(316)	$6,449	$(362)
Residential mortgage-backed securities	364	(2,260)	201	(3)	565	(2,263)
Corporate bonds	—	(6,822)	3,860	(121)	3,860	(6,943)
Total fixed maturities	3,197	(9,128)	7,677	(440)	10,874	(9,568)
Equity securities:
Insurance companies, banks and trusts	2,431	(138)	—	—	2,431	(138)
Industrial, consumer and all other	82,109	(7,310)	1,983	(123)	84,092	(7,433)
Total equity securities	84,540	(7,448)	1,983	(123)	86,523	(7,571)
Short-term investments	228,820	(14)	—	—	228,820	(14)
Total	$316,557	$(16,590)	$9,660	$(563)	$326,217	$(17,153)

At December 31, 2012, the Company held 35 securities with a total estimated fair value of $326.2 million and gross unrealized losses of $17.2 million. Of these 35 securities, 10 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $9.7 million and gross unrealized losses of $0.6 million. Of these securities, eight securities were fixed maturities and two were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

	December 31, 2011
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other- Than-Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$32,384	$(9)	—	$—	$32,384	$(9)
Obligations of states, municipalities and political subdivisions	1,016	(2)	17,261	(792)	18,277	(794)
Foreign governments	40,340	(1,068)	—	—	40,340	(1,068)
Residential mortgage-backed securities	489	(2,263)	2,045	(13)	2,534	(2,276)
Asset-backed securities	—	—	32	(9)	32	(9)
Corporate bonds	74,812	(7,829)	7,923	(1,535)	82,735	(9,364)
Total fixed maturities	149,041	(11,171)	27,261	(2,349)	176,302	(13,520)
Equity securities:
Insurance companies, banks and trusts	26,514	(1,366)	—	—	26,514	(1,366)
Industrial, consumer and all other	70,555	(2,774)	18,525	(6)	89,080	(2,780)
Total equity securities	97,069	(4,140)	18,525	(6)	115,594	(4,146)
Short-term investments	295,991	(4)	—	—	295,991	(4)
Total	$542,101	$(15,315)	$45,786	$(2,355)	$587,887	$(17,670)

At December 31, 2011, the Company held 76 securities with a total estimated fair value of $587.9 million and gross unrealized losses of $17.7 million. Of these 76 securities, 17 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $45.8 million and gross unrealized losses of $2.4 million. Of these securities, 16 securities were fixed maturities and one was an equity security.

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

Corporate bonds. For corporate bonds, credit impairment is assessed by evaluating the underlying issuer. As part of this assessment, the Company analyzes various factors, including the following:

•	fundamentals of the issuer, including current and projected earnings, current liquidity position and ability to raise capital;

•	fundamentals of the industry in which the issuer operates;

•	expectations of defaults and recovery rates;

•	changes in ratings by rating agencies;

•	other relevant market considerations; and

•	receipt of interest payments.

Default probabilities and recovery rates from rating agencies are key factors used in calculating the credit loss. Additional research of the industry and issuer is completed to determine if there is any current information that may affect the fixed maturity or its issuer in a negative manner and require an adjustment to the cash flow assumptions.

c) The amortized cost and estimated fair value of fixed maturities at December 31, 2012 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$298,010	$303,465
Due after one year through five years	1,200,937	1,309,453
Due after five years through ten years	1,586,727	1,736,187
Due after ten years	1,260,132	1,400,456
	4,345,806	4,749,561
Residential mortgage-backed securities	202,644	215,377
Asset-backed securities	13,828	14,345
Total fixed maturities	$4,562,278	$4,979,283

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 3.7 years.

d) The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Interest:
Municipal bonds (tax-exempt)	$90,316	$94,457	$92,168
Municipal bonds (taxable)	22,663	23,277	18,679
Other taxable bonds	107,270	117,242	132,164
Short-term investments, including overnight deposits	2,755	2,484	2,850
Dividends on equity securities	50,416	35,996	33,128
Change in fair value of credit default swap	16,641	(4,103)	1,740
Other	1,920	2,135	1,337
	291,981	271,488	282,066
Investment expenses	(9,874)	(7,812)	(9,536)
Net investment income	$282,107	$263,676	$272,530

e) The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Cumulative credit loss, beginning of year	$21,370	$10,307	$9,141
Additions:
Other-than-temporary impairment losses not previously recognized	—	875	—
Increases related to other-than-temporary impairment losses previously recognized	—	10,203	1,185
Total additions	—	11,078	1,185
Reductions:
Sales of fixed maturities on which credit losses were recognized	—	(15)	(19)
Cumulative credit loss, end of year	$21,370	$21,370	$10,307

f) The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Realized gains:
Sales of fixed maturities	$18,337	$17,035	$20,848
Sales of equity securities	29,578	36,863	35,150
Other	749	2,626	1,966
Total realized gains	48,664	56,524	57,964
Realized losses:
Sales of fixed maturities	(563)	(410)	(1,470)
Sales of equity securities	(342)	(61)	—
Other-than-temporary impairments	(12,078)	(20,196)	(12,207)
Other	(4,088)	—	(7,925)
Total realized losses	(17,071)	(20,667)	(21,602)
Net realized investment gains	$31,593	$35,857	$36,362
Change in net unrealized gains on investments:
Fixed maturities	$51,783	$190,976	$23,855
Equity securities	302,013	(8,250)	219,895
Short-term investments	12	(4)	(14)
Net increase	$353,808	$182,722	$243,736

g) The following table presents other-than-temporary impairment losses recognized in net income and included in net realized investment gains by investment type.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Fixed maturities:
Residential mortgage-backed securities	$—	$(11,078)	$(1,185)
Total fixed maturities	—	(11,078)	(1,185)
Equity securities:
Insurance companies, banks and trusts	(10,336)	(4,251)	(2,872)
Industrial, consumer and all other	(1,742)	(4,867)	(965)
Total equity securities	(12,078)	(9,118)	(3,837)
Other	—	—	(7,185)
Total	$(12,078)	$(20,196)	$(12,207)

h) The Company had $1.9 billion and $1.8 billion of investments and cash and cash equivalents (invested assets) held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of default by the Company on its obligations at December 31, 2012 and 2011, respectively. These invested assets and the related liabilities are included on the Company's consolidated balance sheets. The following discussion provides additional detail regarding irrevocable undrawn letters of credit and investments held in trust or on deposit.

The Company's United States insurance companies had invested assets with a carrying value of $86.7 million and $43.0 million on deposit with state regulatory authorities at December 31, 2012 and 2011, respectively.

Invested assets with a carrying value of $73.8 million and $65.4 million at December 31, 2012 and 2011, respectively, were held in trust for the benefit of cedents of the Company's United States insurance companies.

Invested assets with a carrying value of $58.1 million and $56.8 million at December 31, 2012 and 2011, respectively, were held in trust for the benefit of United States cedents of Markel International Insurance Company Limited (MIICL), a wholly-owned subsidiary, and to facilitate MIICL's accreditation as an alien reinsurer by certain states.

Invested assets with a carrying value of $17.1 million and $25.0 million at December 31, 2012 and 2011, respectively, were held in trust for the benefit of MIICL's United States surplus lines policyholders.

Banks have issued irrevocable undrawn letters of credit supporting the Company's contingent liabilities related to certain reinsurance business written in the United States by MIICL. The Company had deposited invested assets with a carrying value of $23.2 million and $24.8 million at December 31, 2012 and 2011, respectively, as collateral against these letters of credit.

The Company had deposited $529.7 million and $459.5 million of invested assets with Lloyd's to support its underwriting activities at December 31, 2012 and 2011, respectively. In addition, the Company had invested assets with a carrying value of $1.1 billion at both December 31, 2012 and 2011 held in trust for the benefit of syndicate policyholders.

In accordance with the terms of its credit default swap agreement, the Company had $34.0 million and $35.2 million of invested assets on deposit at December 31, 2012 and 2011, respectively.

i) At December 31, 2012 and December 31, 2011, investments in U.S. Treasury securities and obligations of U.S. government agencies were the only investments in any one issuer that exceeded 10% of shareholders' equity.

At December 31, 2012, the Company's ten largest equity holdings represented $1.2 billion, or 49%, of the equity portfolio. Investments in the property and casualty insurance industry represented $440.2 million, or 18%, of the equity portfolio at December 31, 2012. Investments in the property and casualty insurance industry included a $280.2 million investment in the common stock of Berkshire Hathaway Inc.

3. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2012	2011
Amounts receivable from agents, brokers and insureds	$332,570	$283,248
Trade accounts receivable	73,512	51,796
Employee stock loans receivable (see note 10)	11,413	13,142
Other	12,982	17,068
	430,477	365,254
Allowance for doubtful receivables	(16,594)	(15,017)
Receivables	$413,883	$350,237

4. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs acquired, deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Balance, beginning of year	$194,674	$188,783	$156,797
Policy acquisition costs of acquired insurance companies	—	—	18,076
Policy acquisition costs deferred	390,900	485,345	439,803
Amortization of policy acquisition costs	(428,109)	(479,454)	(425,893)
Deferred policy acquisition costs	$157,465	$194,674	$188,783

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Prospective adoption of FASB ASU No. 2010-26 (1)	$43,093	$—	$—
Other amortization of policy acquisition costs	385,016	479,454	425,893
Other operating expenses	501,363	330,725	298,983
Underwriting, acquisition and insurance expenses	$929,472	$810,179	$724,876

(1)
Effective January 1, 2012, the Company prospectively adopted FASB ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred policy acquisition costs included $43.1 million of costs that no longer met the criteria for deferral as of January 1, 2012 and were recognized into income during 2012, consistent with policy terms.

5. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2012	2011
Land	$45,199	$38,066
Buildings	53,767	27,897
Leasehold improvements	55,626	50,195
Land improvements	51,512	29,477
Furniture and equipment	211,354	170,869
Other	85,714	65,790
	503,172	382,294
Accumulated depreciation and amortization	(172,943)	(137,445)
Property and equipment	$330,229	$244,849

Depreciation and amortization expense of property and equipment was $36.0 million, $24.2 million and $19.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company does not own any material properties. The Company leases substantially all of the facilities used by its insurance operations and certain furniture and equipment under operating leases. The Company's non-insurance operations own certain of their facilities and lease others.

6. Goodwill and Intangible Assets

The following table presents the components of goodwill.

(dollars in thousands)	Excess and Surplus Lines Segment	Specialty Admitted Segment	London Insurance Market Segment	Other(1)	Total
January 1, 2011	$81,770	$64,914	$294,929	$28,967	$470,580
Acquisitions (see note 21)	—	—	15,310	122,846	138,156
Foreign currency movements	—	—	(1,175)	—	(1,175)
December 31, 2011	$81,770	$64,914	$309,064	$151,813	$607,561
Acquisitions (see note 21)	—	26,140	—	40,888	67,028
Foreign currency movements	—	—	596	(255)	341
December 31, 2012	$81,770	$91,054	$309,660	$192,446	$674,930

(1)	Amounts included in Other above are related to the Company's non-insurance operations.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. There were no indications of impairment during 2012 or 2011.

The following table presents the components of intangible assets with a net carrying amount.

	December 31,
	2012		2011
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$307,458	$(42,272)	$200,926	$(26,159)
Trade names	75,781	(9,075)	47,649	(4,094)
Technology	40,109	(11,785)	33,753	(5,723)
Other	18,858	(4,779)	15,506	(1,861)
Total	$442,206	$(67,911)	$297,834	$(37,837)

Amortization of intangible assets was $33.5 million, $24.3 million and $16.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of intangible assets is estimated to be $33.6 million for 2013, $31.6 million for 2014, $31.0 million for 2015, $28.3 million for 2016 and $26.9 million for 2017. Indefinite-lived intangible assets were $10.1 million at December 31, 2012 and $4.1 million at December 31, 2011.

In 2012, the Company acquired $147.4 million of intangible assets. The definite-lived intangible assets acquired are expected to be amortized over a weighted average period of 17.6 years. The definite-lived intangible assets acquired during 2012 include customer relationships, trade names and technology, which are expected to be amortized over a weighted average period of 19.7, 11.2 and 8.6 years, respectively.

7. Income Taxes

Income before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Domestic	$126,466	$200,446	$174,543
Foreign	185,584	(10,250)	120,968
Income before income taxes	$312,050	$190,196	$295,511

Income tax expense includes the following components.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Current:
Domestic	$14,340	$35,721	$22,875
Foreign	1,814	340	(2,278)
Total current tax expense	16,154	36,061	20,597
Deferred:
Domestic	(3,734)	436	1,050
Foreign	41,382	5,213	6,135
Total deferred tax expense	37,648	5,649	7,185
Income tax expense	$53,802	$41,710	$27,782

Foreign income tax expense (benefit) includes United States tax expense (benefit) on foreign operations.

In 2012, income tax expense included an increase in the provision for interest and penalties of $0.3 million. At December 31, 2011 and 2010, income tax expense included a decrease in the provision for interest and penalties of $0.6 million and $3.9 million, respectively. At December 31, 2012 and 2011, other liabilities on the consolidated balance sheets included $2.1 million and $1.8 million, respectively, for potential payment of interest and penalties.

State income tax expense is not material to the consolidated financial statements.

The Company made income tax payments of $30.0 million, $35.0 million and $24.0 million in 2012, 2011 and 2010, respectively. Current income taxes payable were $2.2 million and $12.1 million at December 31, 2012 and 2011, respectively, and were included in other liabilities on the consolidated balance sheets.

Reconciliations of the United States corporate income tax rate to the effective tax rate on income before income taxes are presented in the following table.

	Years Ended December 31,
	2012	2011	2010
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	(12)	(18)	(11)
Uncertain tax positions	—	(2)	(1)
Tax credits	—	—	1
Foreign operations	(5)	6	(13)
Other	(1)	1	(2)
Effective tax rate	17%	22%	9%

The 2012 effective tax rate included a 5% income tax benefit related to foreign operations, which was primarily the result of applying a lower foreign tax rate to 2012 income from foreign operations. The 2011 effective tax rate included a 6% income tax expense related to foreign operations, which was primarily the result of a change in the United Kingdom tax rate that reduced the deferred tax assets to be realized in the future and the impact of applying a lower foreign tax rate to 2011 losses from foreign operations. The 2010 effective tax rate included a 13% income tax benefit related to foreign operations, of which 11% was a result of a change in the Company's plans regarding the amount of earnings considered reinvested indefinitely in foreign subsidiaries.

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2012	2011
Assets:
Differences between financial reporting and tax bases	$81,432	$85,321
Unpaid losses and loss adjustment expenses not yet deductible for income tax purposes	122,217	114,402
Unearned premiums recognized for income tax purposes	42,938	39,110
Other-than-temporary impairments not yet deductible for income tax purposes	40,450	43,387
Net operating loss carryforwards	7,388	85,700
Tax credit carryforwards	41,387	31,718
Total gross deferred tax assets	335,812	399,638
Liabilities:
Differences between financial reporting and tax bases	33,450	21,114
Deferred policy acquisition costs	36,039	44,730
Net unrealized gains on investments	406,295	315,692
Amortization of goodwill and other intangible assets	28,931	29,205
Total gross deferred tax liabilities	504,715	410,741
Net deferred tax liability	$(168,903)	$(11,103)

The net deferred tax liability at December 31, 2012 and December 31, 2011 was included in other liabilities on the consolidated balance sheets.

At December 31, 2012, the Company had tax credit carryforwards of $41.4 million. The earliest any of these credits will expire is 2019.

At December 31, 2012, the Company had net operating losses of $70.7 million that can be used to offset future income that is taxable in the United States from Markel Capital Limited, a wholly owned United Kingdom subsidiary. The Company's ability to use these losses in the United States expires between the years 2021 and 2031.

The Company estimates that it will realize $335.8 million of the gross deferred tax assets, including net operating losses, recorded at December 31, 2012 through the reversal of existing temporary differences attributable to the gross deferred tax liabilities.

At December 31, 2012, the Company had unrecognized tax benefits of $18.9 million. If recognized, $16.3 million of these tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any significant changes in unrecognized tax benefits during 2013.

The following table presents a reconciliation of unrecognized tax benefits.

	Years Ended December 31,
(dollars in thousands)	2012	2011
Unrecognized tax benefits, beginning of year	$19,586	$24,585
Increases based upon tax positions taken during the current year	888	864
Increases for tax positions taken in prior years	218	156
Decreases for tax positions taken in prior years	(764)	(3,309)
Settlement with taxing authorities	—	(1,526)
Lapse of statute of limitations	(1,058)	(1,184)
Unrecognized tax benefits, end of year	$18,870	$19,586

At December 31, 2012, earnings of the Company's foreign subsidiaries are considered reinvested indefinitely and no provision for deferred United States income taxes has been recorded. It is not practicable to determine the amount of unrecorded deferred tax liabilities associated with such earnings due to the complexity of this calculation.

The Company is subject to income tax in the United States and in foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2009.

8. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Net reserves for losses and loss adjustment expenses, beginning of year	$4,607,767	$4,600,316	$4,540,654
Foreign currency movements, commutations and other	30,359	(7,496)	(5,070)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	4,638,126	4,592,820	4,535,584
Incurred losses and loss adjustment expenses:
Current year	1,553,070	1,563,993	1,224,270
Prior years	(399,002)	(354,007)	(278,041)
Total incurred losses and loss adjustment expenses	1,154,068	1,209,986	946,229
Payments:
Current year	268,745	291,837	269,469
Prior years	931,955	898,318	796,138
Total payments	1,200,700	1,190,155	1,065,607
Effect of foreign currency rate changes	1,158	(4,884)	1,773
Net reserves for losses and loss adjustment expenses of acquired insurance companies	—	—	182,337
Net reserves for losses and loss adjustment expenses, end of year	4,592,652	4,607,767	4,600,316
Reinsurance recoverable on unpaid losses	778,774	791,102	798,090
Gross reserves for losses and loss adjustment expenses, end of year	$5,371,426	$5,398,869	$5,398,406

Beginning of year net reserves for losses and loss adjustment expenses are adjusted, when applicable, for the impact of changes in foreign currency rates, commutations and other items. In 2012, beginning of year net reserves for losses and loss adjustment expenses were increased by a movement of $23.4 million in foreign currency rates of exchange. In 2011, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $14.1 million in foreign currency rates of exchange, which was offset in part by increases for other items including commutations. In 2010, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $19.1 million in foreign currency rates of exchange, which was offset in part by increases for other items including commutations.

Current year incurred losses and loss adjustment expenses for 2012 included $99.6 million of estimated net losses related to Hurricane Sandy. Current year incurred losses and loss adjustment expenses for 2011 included $150.9 million of estimated net losses related to the Thai floods, Hurricane Irene, U.S. tornadoes, Japanese earthquake and tsunami, Australian floods and New Zealand earthquakes. The estimated net losses on these natural catastrophes in 2012 and 2011 were net of estimated reinsurance recoverables of $77.6 million and $36.3 million, respectively.

In 2012, incurred losses and loss adjustment expenses included $399.0 million of favorable development on prior years' loss reserves, which was primarily due to $336.7 million of loss reserve redundancies experienced at Markel International and on the professional and products liability and casualty programs within the Excess and Surplus Lines segment as actual claims reporting patterns on prior accident years have been more favorable than the Company's actuarial analyses initially anticipated. The favorable development on prior years' loss reserves in 2012 was partially offset by $38.2 million of adverse development in prior years' loss reserves on asbestos and environmental exposures.

During the third quarter of each of the past three years, the Company completed an in-depth, actuarial review of its asbestos and environmental exposures. Over the past two years, the number of asbestos and environmental claims reported each year across the property and casualty industry has been on the decline. However, at the same time, the likelihood of making an indemnity payment has risen, thus increasing the average cost per reported claim. During the 2012 annual review, the Company reduced its estimate of the ultimate claims count, while increasing the estimate of the number of claims that would ultimately be closed with an indemnity payment. As a result, prior years' loss reserves for asbestos and environmental exposures were increased by $31.1 million. During the 2011 and 2010 reviews, the Company determined that no adjustment to loss reserves was necessary.

In 2011, incurred losses and loss adjustment expenses included $354.0 million of favorable development on prior years' loss reserves, which was primarily due to $265.8 million of loss reserve redundancies experienced at Markel International and on the professional and products liability and casualty programs within the Excess and Surplus Lines segment as actual claims reporting patterns on prior accident years have been more favorable than the Company's actuarial analyses initially anticipated.

In 2010, the Company recorded net reserves for losses and loss adjustment expenses of $182.3 million as a result of the acquisition of its FirstComp workers' compensation insurance unit. These reserves were recorded at fair value as part of the Company's purchase accounting.

In 2010, incurred losses and loss adjustment expenses included $278.0 million of favorable development on prior years' loss reserves, which was primarily due to $214.4 million of loss reserve redundancies experienced at Markel International and on the professional and products liability programs within the Excess and Surplus Lines segment as actual claims reporting patterns on prior accident years have been more favorable than initially anticipated within the Company's actuarial analyses.

Inherent in the Company's reserving practices is the desire to establish loss reserves that are more likely redundant than deficient. As such, the Company seeks to establish loss reserves that will ultimately prove to be adequate. Furthermore, the Company's philosophy is to price its insurance products to make an underwriting profit. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but uncertainty remains regarding the potential for adverse development of estimated ultimate liabilities.

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market conditions, policy forms and exposures. Greater judgment may be required when new product lines are introduced or when there have been changes in claims handling practices, as the statistical data available may be insufficient. The Company's estimates reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, law changes, general economic conditions and recent trends in these factors. In some of the Company's markets, and where the Company acts as a reinsurer, the timing and amount of information reported about underlying claims are in the control of third parties. This can also affect estimates and require re-estimation as new information becomes available.

The Company believes the process of evaluating past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Management currently believes the Company's gross and net reserves, including the reserves for asbestos and environmental exposures, are adequate. However, there is no precise method for evaluating the impact of any significant factor on the adequacy of reserves, and actual results will differ from original estimates.

b) The Company's exposure to asbestos and environmental (A&E) claims results from policies written by acquired insurance operations before their acquisitions by the Company. The Company's exposure to A&E claims originated from umbrella, excess and commercial general liability (CGL) insurance policies and assumed reinsurance contracts that were written on an occurrence basis from the 1970s to mid-1980s. Exposure also originated from claims-made policies that were designed to cover environmental risks provided that all other terms and conditions of the policy were met.

A&E claims include property damage and clean-up costs related to pollution, as well as personal injury allegedly arising from exposure to hazardous materials. After 1986, the Company began underwriting CGL coverage with pollution exclusions, and in some lines of business the Company began using a claims-made form. These changes significantly reduced the Company's exposure to future A&E claims on post-1986 business.

The following table provides a reconciliation of beginning and ending A&E reserves for losses and loss adjustment expenses, which are a component of consolidated unpaid losses and loss adjustment expenses. Amounts included in the following table are presented before consideration of reinsurance allowances.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Net reserves for A&E losses and loss adjustment expenses, beginning of year	$244,772	$216,034	$229,030
Commutations and other	(897)	36,271	111
Adjusted net reserves for A&E losses and loss adjustment expenses, beginning of year	243,875	252,305	229,141
Incurred losses and loss adjustment expenses	38,179	(134)	(428)
Payments	(21,263)	(7,399)	(12,679)
Net reserves for A&E losses and loss adjustment expenses, end of year	260,791	244,772	216,034
Reinsurance recoverable on unpaid losses	100,063	89,391	132,021
Gross reserves for A&E losses and loss adjustment expenses, end of year	$360,854	$334,163	$348,055

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

At December 31, 2012, asbestos-related reserves were $274.5 million and $197.0 million on a gross and net basis, respectively. Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $150.8 million and $110.0 million, respectively, at December 31, 2012. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $384.3 million at December 31, 2012, which includes $74.8 million of litigation-related expense.

The Company's reserves for losses and loss adjustment expenses related to A&E exposures represent management's best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company's statistical analysis of these reserves is reviewed by the Company's independent actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company's gross and net A&E reserves at December 31, 2012 are adequate.

9. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2012	2011
6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $45 in 2012 and $314 in 2011	$246,619	$246,351
7.125% unsecured senior notes, due September 30, 2019, interest payable semi-annually, net of unamortized discount of $1,909 in 2012 and $2,192 in 2011	348,091	347,808
5.35% unsecured senior notes, due June 1, 2021, interest payable semi-annually, net of unamortized discount of $1,738 in 2012 and $1,944 in 2011	248,262	248,056
4.90% unsecured senior notes, due July 1, 2022, interest payable semi-annually, net of unamortized discount of $2,653 in 2012	347,347	—
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $2,291 in 2012 and $2,397 in 2011	197,710	197,603
7.50% unsecured senior debentures, due August 22, 2046, interest payable quarterly, net of unamortized discount of $3,976 in 2011	—	146,024
Subsidiary debt, at various interest rates ranging from 2.0% to 6.5%	104,521	107,678
Senior long-term debt and other debt	$1,492,550	$1,293,520

On June 1, 2011, the Company issued $250 million of 5.35% unsecured senior notes due June 1, 2021. Net proceeds to the Company were $247.9 million.

On September 23, 2011, the Company entered into an amended and restated revolving credit facility, which provides $150 million of capacity for working capital and other general corporate purposes. The capacity of the revolving credit facility may be increased to $300 million subject to certain terms and conditions. The Company may select from two interest rate options for balances outstanding under the facility and pays a commitment fee (0.25% at December 31, 2012) on the unused portion of the facility based on the Company's debt to equity leverage ratio as calculated under the agreement. At December 31, 2012 and 2011, the Company had no borrowings outstanding under the facility. This facility replaced the Company's previous $270 million revolving credit facility and expires in September 2015. At December 31, 2012, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company is not in compliance with its covenants, the Company's access to the credit facility could be restricted. While the Company believes this to be unlikely, the inability to access the credit facility could adversely affect the Company's liquidity.

On July 2, 2012, the Company issued $350 million of 4.90% unsecured senior notes due July 1, 2022. Net proceeds to the Company were $347.2 million. On August 1, 2012, the Company used a portion of these proceeds to redeem its 7.50% unsecured senior debentures due August 22, 2046 at a redemption price equal to 100% of their principal amount, or $150 million. This redemption resulted in a loss of $4.1 million, which is reflected in net realized investment gains. The proceeds from the July 2012 issuance were also used to pre-fund the repayment of the Company's 6.80% unsecured senior notes due February 15, 2013.

On February 15, 2013, the Company repaid its 6.80% unsecured senior notes ($246.7 million principal amount outstanding at December 31, 2012).

The Company's 7.125% unsecured senior notes due September 30, 2019, 5.35% unsecured senior notes due June 1, 2021 and 4.90% unsecured senior notes due July 1, 2022 are redeemable by the Company at any time, subject to payment of a make-whole premium to the noteholders. The Company's 7.35% unsecured senior notes due August 15, 2034 are not redeemable. None of the Company's senior long-term debt is subject to any sinking fund requirements.

The Company's subsidiary debt is primarily associated with its non-insurance operations and is non-recourse to the holding company. The debt of the Company's non-insurance subsidiaries generally is secured by the assets of those subsidiaries. ParkLand Ventures, Inc. (ParkLand), a subsidiary of the Company, has formed subsidiaries for the purpose of acquiring and financing real estate (the real estate subsidiaries). The assets of the real estate subsidiaries, which are not material to the Company, are consolidated in accordance with U.S. GAAP but are not available to satisfy the debt and other obligations of the Company or any affiliates other than the real estate subsidiaries.

The estimated fair value based on quoted market prices of the Company's senior long-term debt and other debt was $1.7 billion and $1.4 billion at December 31, 2012 and 2011, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of December 31, 2012.

Years Ending December 31,	(dollars in thousands)
2013	$259,461
2014	7,454
2015	5,785
2016	12,640
2017	9,877
2018 and thereafter	1,205,969
Total principal payments	$1,501,186
Unamortized discount	(8,636)
Senior long-term debt and other debt	$1,492,550

The Company paid $92.9 million, $84.1 million and $72.9 million in interest on its senior long-term debt and other debt during the years ended December 31, 2012, 2011 and 2010, respectively.

10. Shareholders' Equity

a) The Company had 50,000,000 shares of no par value common stock authorized of which 9,629,160 shares and 9,620,985 shares were issued and outstanding at December 31, 2012 and 2011, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which was issued or outstanding at December 31, 2012 or 2011.

The Company's Board of Directors has approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2012, the Company had repurchased 154,842 shares of common stock at a cost of $60.5 million under the Program.

b) Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding.

	Years Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Net income to shareholders	$253,385	$142,026	$266,793
Less: Adjustment of redeemable noncontrolling interests	3,101	—	—
Adjusted net income to shareholders	$250,284	$142,026	$266,793

Basic common shares outstanding	9,640	9,686	9,768
Dilutive potential common shares	26	40	17
Diluted shares outstanding	9,666	9,726	9,785
Basic net income per share	$25.96	$14.66	$27.31
Diluted net income per share	$25.89	$14.60	$27.27

Average closing common stock market prices are used to calculate the dilutive effect attributable to restricted stock.

c) The Company's Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company's common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan's loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. The Company has authorized 100,000 shares for purchase under this plan, of which 46,889 and 52,654 shares were available for purchase at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $11.4 million and $13.1 million, respectively.

d) Effective April 1, 2012, the Company adopted the 2012 Equity Incentive Compensation Plan (2012 Compensation Plan), which replaced the Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan). Similar to the Omnibus Incentive Plan, the 2012 Compensation Plan provides for grants and awards of restricted stock, restricted stock units, performance grants, and other stock based awards to employees and directors. As of the effective date of the 2012 Compensation Plan, no further awards may be granted under the Omnibus Incentive Plan, but any existing awards under the Omnibus Incentive Plan will continue in effect in accordance with their terms and the provisions of the Omnibus Incentive Plan. The 2012 Compensation Plan is administered by the Compensation Committee of the Company's Board of Directors (Compensation Committee). At December 31, 2012, there were 148,733 shares reserved for issuance under the 2012 Compensation Plan.

Restricted stock units are awarded to certain associates and executive officers based upon meeting performance conditions determined by the Compensation Committee. These awards generally vest at the end of the fifth year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company's common stock for each vested restricted stock unit. During 2012, the Company awarded 3,300 restricted stock units to associates and executive officers based on performance conditions being met.

Restricted stock units also are awarded to associates and executive officers to assist the Company in securing or retaining the services of key employees. During 2012, the Company awarded 13,402 restricted stock units to associates and executive officers as a hiring or retention incentive. These awards generally vest over a five-year period and entitle the recipient to receive one share of the Company's common stock for each vested restricted stock unit.

During 2012, the Company awarded 1,267 shares of restricted stock to its non-employee directors. The shares awarded to non-employee directors will vest in 2013.

The following table summarizes nonvested share-based awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards at January 1, 2012	50,266	$386.74
Granted	17,969	412.04
Vested	(10,921)	434.25
Forfeited	(1,734)	369.39
Nonvested awards at December 31, 2012	55,580	$388.58

The fair value of the Company's share-based awards issued under the Omnibus Incentive Plan was determined based on the average price of the Company's common shares on the grant date. The fair value of the Company's share-based awards granted under the 2012 Compensation Plan is determined based on the closing price of the Company's common shares on the grant date. The weighted average grant-date fair value of the Company's share-based awards granted in 2012, 2011 and 2010 was $412.04, $408.60 and $358.48, respectively. As of December 31, 2012, unrecognized compensation cost related to nonvested share-based awards was $12.4 million, which is expected to be recognized over a weighted average period of 3.1 years. The fair value of the Company's share-based awards that vested during 2012, 2011 and 2010 was $4.7 million, $5.3 million and $1.4 million, respectively.

e) In connection with the acquisition of Aspen Holdings, Inc. in October 2010, the Company provided for the conversion of options issued under the Aspen Holdings, Inc. 2008 Stock Option Plan and the Aspen Holdings, Inc. 2008 Stock Option Plan for Non-Employee Directors (the Aspen Option Plans) into options to purchase 58,116 of the Company's common shares. No further options are available for issuance under the Aspen Option Plans. The options issued were fully vested and exercisable upon conversion and expire ten years from the original date of issue or sooner upon the recipient's termination of employment or death. The options issued had a weighted average exercise price of $225.94 and a grant-date fair value of $157.15.

The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model. Assumptions used in the pricing model included an expected annual volatility of 35%, a risk-free rate of approximately 1% and an expected term of four years. The expected annual volatility was based on the historical volatility of the Company's stock and other factors. The risk-free rate was based on the U.S. Treasury yield curve, with a remaining term equal to the expected life assumption at the grant date. The expected term of the options granted represents the period of time that the options were expected to be outstanding at the grant date. Historical data was used to estimate option exercises and employee termination within the pricing model.

The following table summarizes additional information with respect to these options.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value (in millions)
Outstanding and exercisable, January 1, 2012	44,861	$232.44
Exercised	39,183	$233.40
Outstanding and exercisable, December 31, 2012	5,678	$225.83	5.4	$1.2

During 2012, 39,183 options were exercised under the Aspen Option Plans, resulting in cash proceeds of $9.1 million and a current tax benefit of $2.5 million. The intrinsic value of options exercised in 2012 was $7.1 million. During 2011, 5,660 options were exercised under the Aspen Option Plans, resulting in cash proceeds of $1.2 million and a current tax benefit of $0.4 million. The intrinsic value of options exercised in 2011 was $1.1 million. During 2010, 7,595 options were exercised under the Aspen Option Plans, resulting in cash proceeds of $1.5 million and a current tax benefit of $0.4 million. The intrinsic value of options exercised in 2010 was $1.3 million.

11. Other Comprehensive Income

Other comprehensive income includes net holding gains arising during the period, changes in unrealized other-than-temporary impairment losses on fixed maturities arising during the period and reclassification adjustments for net gains included in net income. Other comprehensive income also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss.

The following table summarizes the deferred tax expense (benefit) associated with each component of other comprehensive income.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Change in net unrealized gains on investments:
Net holding gains arising during the period	$122,524	$68,064	$96,555
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(49)	2,107	316
Reclassification adjustments for net gains included in net income	(10,881)	(10,890)	(16,624)
Change in net unrealized gains on investments	111,594	59,281	80,247
Change in foreign currency translation adjustments	(446)	250	6,579
Change in net actuarial pension loss	1,991	(3,153)	1,069
Total	$113,139	$56,378	$87,895

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

Investments available-for-sale. Investments available-for-sale are recorded at fair value on a recurring basis and include fixed maturities, equity securities and short-term investments. Short-term investments include certificates of deposit, commercial paper, discount notes and treasury bills with original maturities of one year or less. Fair value for investments available-for-sale is determined by the Company after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of the Company's fixed maturities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

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

	December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$317,507	$—	$317,507
Obligations of states, municipalities and political subdivisions	—	2,831,562	—	2,831,562
Foreign governments	—	556,608	—	556,608
Residential mortgage-backed securities	—	215,377	—	215,377
Asset-backed securities	—	14,345	—	14,345
Corporate bonds	—	1,043,884	—	1,043,884
Total fixed maturities	—	4,979,283	—	4,979,283
Equity securities:
Insurance companies, banks and trusts	898,067	—	—	898,067
Industrial, consumer and all other	1,508,884	—	—	1,508,884
Total equity securities	2,406,951	—	—	2,406,951
Short-term investments	888,758	84,572	—	973,330
Total investments available-for-sale	$3,295,709	$5,063,855	$—	$8,359,564
Liabilities:
Derivative contracts	$—	$—	$12,690	$12,690

	December 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$322,193	$—	$322,193
Obligations of states, municipalities and political subdivisions	—	2,930,521	—	2,930,521
Foreign governments	—	616,814	—	616,814
Residential mortgage-backed securities	—	389,184	—	389,184
Asset-backed securities	—	16,818	—	16,818
Corporate bonds	—	1,262,644	—	1,262,644
Total fixed maturities	—	5,538,174	—	5,538,174
Equity securities:
Insurance companies, banks and trusts	684,703	—	—	684,703
Industrial, consumer and all other	1,189,224	—	—	1,189,224
Total equity securities	1,873,927	—	—	1,873,927
Short-term investments	477,348	63,666	—	541,014
Total investments available-for-sale	$2,351,275	$5,601,840	$—	$7,953,115
Liabilities:
Derivative contracts	$—	$—	$29,331	$29,331

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

(dollars in thousands)	2012		2011
Derivatives, beginning of period	$29,331		$25,228
Total losses (gains) included in:
Net income	(16,641)		4,103
Other comprehensive income	—		—
Transfers into Level 3	—		—
Transfers out of Level 3	—		—
Derivatives, end of period	$12,690		$29,331
Net unrealized losses (gains) included in net income relating to liabilities held at December 31, 2012 and 2011	$(16,641)	(1)	$4,103	(1)

(1)	Included in net investment income in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during 2012 or 2011. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2012 and 2011.

13. Reinsurance

The Company uses reinsurance to manage its net retention on individual risks and overall exposure to losses while providing it with the ability to offer policies with sufficient limits to meet policyholder needs. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement.

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2012 and 2011, balances recoverable from the Company's ten largest reinsurers, by group, represented approximately 74% and 72%, respectively, of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances. At December 31, 2012, the Company's largest reinsurance balance was due from the Munich Re Group and represented 18% of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements.

The following table summarizes the Company's reinsurance allowance for doubtful accounts.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Reinsurance allowance, beginning of year	$69,067	$155,190	$151,339
Additions	24,179	8,504	7,927
Deductions	(22,098)	(94,627)	(4,076)
Reinsurance allowance, end of year	$71,148	$69,067	$155,190

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

Management believes the Company's reinsurance allowance for doubtful accounts is adequate at December 31, 2012; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance agreements could result in additional charges.

The following table summarizes the effect of reinsurance on premiums written and earned.

	Years Ended December 31,
	2012		2011		2010
(dollars in thousands)	Written	Earned	Written	Earned	Written	Earned
Direct	$2,115,353	$2,057,735	$1,957,397	$1,873,512	$1,704,684	$1,681,027
Assumed	398,328	376,186	333,854	338,183	277,783	253,654
Ceded	(299,555)	(286,793)	(249,413)	(232,355)	(213,349)	(203,760)
Net premiums	$2,214,126	$2,147,128	$2,041,838	$1,979,340	$1,769,118	$1,730,921

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $165.8 million, $159.8 million and $61.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Ceded incurred losses and loss adjustment expenses in 2012 included ceded losses on Hurricane Sandy of $77.6 million. Ceded incurred losses and loss adjustment expenses in 2011 included ceded losses on natural catastrophes of $36.3 million and ceded losses on two large losses in the Marine and Energy division within the London Insurance Market segment of $25.9 million. Ceded incurred losses and loss adjustment expenses in 2010 included ceded losses related to the Deepwater Horizon drilling rig explosion of $43.2 million.

The percentage of assumed earned premiums to net earned premiums was 18%, 17% and 15% for the years ended December 31, 2012, 2011 and 2010, respectively.

14. Commitments and Contingencies

a) The Company leases substantially all of its facilities and certain furniture and equipment under noncancelable operating leases with remaining terms up to 22 years.

The following table summarizes the Company's minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2012.

Years Ending December 31,	(dollars in thousands)
2013	$23,324
2014	21,692
2015	19,735
2016	13,808
2017	16,608
2018 and thereafter	116,434
Total	$211,601

Rental expense was $28.1 million, $25.8 million and $22.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

b) Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

15. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business. These transactions are at arm's length and are immaterial to the Company's consolidated financial statements.

16. Statutory Financial Information

a) The following table includes selected information for the Company's wholly-owned domestic insurance subsidiaries as filed with state insurance regulatory authorities.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Net income	$127,179	$180,744	$170,620
Statutory capital and surplus	$1,455,077	$1,460,813	$1,461,894

The laws of the domicile states of the Company's domestic insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company's domestic insurance subsidiaries require prior approval for payment of extraordinary as opposed to ordinary dividends. At December 31, 2012, the Company's domestic insurance subsidiaries could pay up to $186.5 million during the following 12 months under the ordinary dividend regulations.

In converting from statutory accounting principles to U.S. GAAP, typical adjustments include deferral of policy acquisition costs, differences in the calculation of deferred income taxes and the inclusion of net unrealized gains or losses relating to fixed maturities in shareholders' equity. The Company does not use any permitted statutory accounting practices that are different from prescribed statutory accounting practices.

b) MIICL files an annual audited return with the Financial Services Authority (FSA) in the United Kingdom. Assets and liabilities reported within the annual FSA return are prepared subject to specified rules concerning valuation and admissibility.

The following table summarizes MIICL's FSA Return net income and policyholders' surplus.

	Years Ended December 31,
(dollars in thousands)	2012 (1)	2011	2010
Net income	$82,573	$18,386	$80,688
Policyholders' surplus	$485,043	$431,272	$516,110

(1)	Preliminary, as return has not yet been filed.

MIICL's ability to pay dividends is limited by applicable FSA requirements, which require MIICL to give 14 days advance notice to the FSA of its intention to declare and pay a dividend. In addition, MIICL must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose.

17. Segment Reporting Disclosures

The Company operates in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London Insurance Market segments. The Company considers many factors, including the nature of its insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

All investing activities related to the Company's insurance operations are included in the Investing segment. For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with acquisitions. The Company's non-insurance operations primarily consist of controlling interests in various industrial and service businesses. For purposes of segment reporting, the Company's non-insurance operations are not considered to be a reportable operating segment.

The following table summarizes the Company's gross written premiums by country. Gross written premiums are attributed to individual countries based upon location of risk.

	Years Ended December 31,
(dollars in thousands)	2012	% of Total	2011	% of Total	2010	% of Total
United States	$1,768,011	70%	$1,590,238	69%	$1,433,185	72%
United Kingdom	147,891	6	139,349	6	137,502	7
Canada	120,542	5	126,434	6	92,017	5
Other countries	477,237	19	435,230	19	319,763	16
Total	$2,513,681	100%	$2,291,251	100%	$1,982,467	100%

Segment profit or loss for each of the Company's operating segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company's underwriting performance. Segment profit for the Investing segment is measured by net investment income and net realized investment gains or losses.

For management reporting purposes, the Company allocates assets to its underwriting, investing and non-insurance operations. Underwriting assets are all assets not specifically allocated to the Investing segment or to the Company's non-insurance operations. Underwriting assets are not allocated to the Excess and Surplus Lines, Specialty Admitted, London Insurance Market or Other Insurance (Discontinued Lines) segments since the Company does not manage its assets by operating segment. Invested assets related to the Company's insurance operations are allocated to the Investing segment since these assets are available for payment of losses and expenses for all operating segments. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a) The following tables summarize the Company's segment disclosures.

	Year Ended December 31, 2012
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$956,273	$669,692	$887,720	$(4)		$—	$2,513,681
Net written premiums	811,601	628,147	774,383	(5)		—	2,214,126
Earned premiums	793,159	588,758	765,216	(5)		—	2,147,128
Losses and loss adjustment expenses	(388,793)	(381,870)	(362,330)	(21,075)		—	(1,154,068)
Prospective adoption of FASB ASU No. 2010-26 (1)	(17,456)	(13,577)	(12,060)	—		—	(43,093)
Other amortization of policy acquisition costs	(135,573)	(96,770)	(152,673)	—		—	(385,016)
Other operating expenses	(201,196)	(143,377)	(156,587)	(203)		—	(501,363)
Underwriting profit (loss)	50,141	(46,836)	81,566	(21,283)		—	63,588
Net investment income	—	—	—	—		282,107	282,107
Net realized investment gains	—	—	—	—		31,593	31,593
Other revenues (insurance)	—	44,968	4,964	—		—	49,932
Other expenses (insurance)	—	(41,425)	(3,867)	—		—	(45,292)
Segment profit (loss)	$50,141	$(43,293)	$82,663	$(21,283)		$313,700	$381,928
Other revenues (non-insurance)							489,352
Other expenses (non-insurance)							(432,956)
Amortization of intangible assets							(33,512)
Interest expense							(92,762)
Income before income taxes							$312,050
U.S. GAAP combined ratio (2)	94%	108%	89%	NM	(3)		97%

(1)
Effective January 1, 2012, the Company prospectively adopted FASB ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred policy acquisition costs included $43.1 million of costs that no longer met the criteria for deferral as of January 1, 2012 and were recognized into income during 2012, consistent with policy terms.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(3)	NM — Ratio is not meaningful.

	Year Ended December 31, 2011
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$893,427	$572,392	$825,301	$131		$—	$2,291,251
Net written premiums	772,279	543,213	726,359	(13)		—	2,041,838
Earned premiums	756,306	527,293	695,753	(12)		—	1,979,340
Losses and loss adjustment expenses	(318,583)	(364,144)	(531,625)	4,366		—	(1,209,986)
Amortization of policy acquisition costs	(172,269)	(129,731)	(177,454)	—		—	(479,454)
Other operating expenses	(156,419)	(78,509)	(96,149)	352		—	(330,725)
Underwriting profit (loss)	109,035	(45,091)	(109,475)	4,706		—	(40,825)
Net investment income	—	—	—	—		263,676	263,676
Net realized investment gains	—	—	—	—		35,857	35,857
Other revenues (insurance)	—	33,545	—	—		—	33,545
Other expenses (insurance)	—	(33,722)	—	—		—	(33,722)
Segment profit (loss)	$109,035	$(45,268)	$(109,475)	$4,706		$299,533	$258,531
Other revenues (non-insurance)							317,532
Other expenses (non-insurance)							(275,324)
Amortization of intangible assets							(24,291)
Interest expense							(86,252)
Income before income taxes							$190,196
U.S. GAAP combined ratio(1)	86%	109%	116%	NM	(2)		102%

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

(2)	NM — Ratio is not meaningful.

b) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2012
Excess and Surplus Lines	$59,158	$410,731	$2,152,253
Specialty Admitted	43,810	280,811	796,093
London Insurance Market	54,497	308,719	1,958,249
Other Insurance (Discontinued Lines)	—	—	464,831
Total	$157,465	$1,000,261	$5,371,426
December 31, 2011
Excess and Surplus Lines	$73,403	$382,632	$2,235,218
Specialty Admitted	54,399	238,581	717,642
London Insurance Market	66,872	294,717	1,981,895
Other Insurance (Discontinued Lines)	—	—	464,114
Total	$194,674	$915,930	$5,398,869

c) The following table summarizes segment earned premiums by major product grouping.

(dollars in thousands)	Property	Casualty	Professional Liability	Workers' Compensation	Other	Consolidated
Year ended December 31, 2012
Excess and Surplus Lines	$109,607	$227,880	$189,199	$—	$266,473	$793,159
Specialty Admitted	148,311	163,955	—	242,021	34,471	588,758
London Insurance Market	259,571	126,441	162,554	—	216,650	765,216
Other Insurance (Discontinued Lines)	—	—	—	—	(5)	(5)
Earned premiums	$517,489	$518,276	$351,753	$242,021	$517,589	$2,147,128
Year ended December 31, 2011
Excess and Surplus Lines	$103,406	$214,565	$197,131	$—	$241,204	$756,306
Specialty Admitted	135,077	140,805	—	200,797	50,614	527,293
London Insurance Market	231,798	117,062	173,101	—	173,792	695,753
Other Insurance (Discontinued Lines)	—	—	—	—	(12)	(12)
Earned premiums	$470,281	$472,432	$370,232	$200,797	$465,598	$1,979,340
Year ended December 31, 2010
Excess and Surplus Lines	$138,879	$202,379	$215,394	$—	$253,020	$809,672
Specialty Admitted	121,268	135,338	—	36,853	50,115	343,574
London Insurance Market	201,796	50,305	176,706	—	148,700	577,507
Other Insurance (Discontinued Lines)	—	—	—	—	168	168
Earned premiums	$461,943	$388,022	$392,100	$36,853	$452,003	$1,730,921

The Company does not manage products at this level of aggregation. The Company offers over 100 product lines and manages these products in logical groupings within each operating segment.

d) The following table reconciles segment assets to the Company's consolidated balance sheets.

	December 31,
(dollars in thousands)	2012	2011	2010
Segment assets:
Investing	$9,277,697	$8,692,391	$8,198,401
Underwriting	2,387,305	2,209,431	2,273,621
Total segment assets	$11,665,002	$10,901,822	$10,472,022
Non-insurance operations	891,586	630,281	353,567
Total assets	$12,556,588	$11,532,103	$10,825,589

18. Employee Benefit Plans

a) The Company maintains defined contribution plans for employees of its United States insurance operations in accordance with Section 401(k) of the Internal Revenue Code. Employees of the Company's non-insurance subsidiaries are provided post-retirement benefits under separate plans. The Company also provides another defined contribution plan for Markel International employees, which is in line with local market terms and conditions of employment. Expenses relating to the Company's defined contribution plans were $19.1 million, $17.8 million and $14.4 million in 2012, 2011 and 2010, respectively.

b) The Terra Nova Pension Plan is a defined benefit plan which covers Markel International employees who meet the eligibility conditions set out in the plan. The plan has been closed to new participants since 2001. The cost of providing pensions for employees is charged to earnings over the average working life of employees according to actuarial recommendations. Final benefits are based on the employee's years of credited service and the higher of pensionable compensation received in the calendar year preceding retirement or the best average pensionable compensation received in any three consecutive years in the 10 years preceding retirement. Effective April 1, 2012, employees are no longer accruing benefits for future service in the Terra Nova Pension Plan. The Company uses December 31 as the measurement date for the Terra Nova Pension Plan.

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized on the accompanying consolidated balance sheets of the Company.

	Years Ended December 31,
(dollars in thousands)	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$141,163	$130,266
Service cost	361	1,357
Interest cost	6,815	7,115
Participant contributions	81	319
Benefits paid	(2,938)	(3,045)
Actuarial loss (gain)	(601)	6,440
Effect of foreign currency rate changes	6,446	(1,289)
Projected benefit obligation at end of year	$151,327	$141,163
Change in plan assets:
Fair value of plan assets at beginning of period	$139,325	$134,589
Actual gain on plan assets	15,251	1,755
Employer contributions	5,737	6,786
Participant contributions	81	319
Benefits paid	(2,938)	(3,045)
Effect of foreign currency rate changes	6,634	(1,079)
Fair value of plan assets at end of year	$164,090	$139,325
Funded status of the plan	$12,763	$(1,838)
Net actuarial pension loss	48,021	56,676
Total	$60,784	$54,838

Net actuarial pension loss is recognized as a component of accumulated other comprehensive income, net of a tax benefit of $13.5 million and $15.5 million in 2012 and 2011, respectively. The asset for pension benefits, also referred to as the funded status of the plan, at December 31, 2012 was included in other assets on the consolidated balance sheet. The liability for pension benefits at December 31, 2011 was included in other liabilities on the consolidated balance sheet.

The following table summarizes the components of net periodic benefit cost and the weighted average assumptions for the Terra Nova Pension Plan.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$361	$1,357	$1,238
Interest cost	6,815	7,115	6,812
Expected return on plan assets	(9,788)	(9,834)	(8,645)
Amortization of net actuarial pension loss	2,590	1,908	1,931
Net periodic benefit cost	$(22)	$546	$1,336
Weighted average assumptions as of December 31:
Discount rate	4.5%	4.8%	5.4%
Expected return on plan assets	6.6%	6.6%	6.8%
Rate of compensation increase	3.1%	3.2%	4.5%

The projected benefit obligation and the net periodic benefit cost are determined by independent actuaries using assumptions provided by the Company. In determining the discount rate, the Company uses the current yield on high-quality, fixed-income investments that have maturities corresponding to the anticipated timing of estimated defined benefit payments. The Company's discount rate approximates a bond yield from a published index that includes "AA" rated corporate bonds with maturities of 15 years or more. The expected return on plan assets is estimated based upon the anticipated average yield on plan assets and reflects expected changes in the allocation of plan assets. Asset returns reflect management's belief that 4.5% is a reasonable rate of return to anticipate for fixed maturities given current market conditions and future expectations. In addition, the expected return on plan assets includes an assumption that equity securities will outperform fixed maturities by approximately 3.5% over the long term. The rate of compensation increase is based upon historical experience and management's expectation of future compensation.

Management's discount rate and rate of compensation increase assumptions at December 31, 2012 were used to calculate the Company's projected benefit obligation. Management's discount rate, expected return on plan assets and rate of compensation increase assumptions at December 31, 2011 were used to calculate the net periodic benefit cost for 2012. The Company estimates that net periodic benefit cost in 2013 will include an expense of $2.0 million resulting from the amortization of the net actuarial pension loss included as a component of accumulated other comprehensive income at December 31, 2012.

The fair values of each of the plan's assets are measured using quoted prices in active markets for identical assets, which represent Level 1 inputs within the fair value hierarchy established in FASB ASC 820-10. The following table summarizes the fair value of plan assets as of December 31, 2012 and 2011.

	December 31,
(dollars in thousands)	2012	2011
Plan assets:
Fixed maturity index funds	$64,357	$52,576
Equity security index funds	99,727	86,733
Cash and cash equivalents	6	16
Total	$164,090	$139,325

The Company's target asset allocation for the plan is 62% equity securities and 38% fixed maturities. At December 31, 2012, the actual allocation of assets in the plan was 61% equity securities and 39% fixed maturities. At December 31, 2011, the actual allocation of plan assets was 62% equity securities and 38% fixed maturities.

Investments are managed by a third-party investment manager. Equity securities are invested in two index funds that are allocated 25% to shares of United Kingdom companies and 75% to companies in other markets. The primary objective of investing in these funds is to earn rates of return that are consistently in excess of inflation. Investing in equity securities, historically, has provided rates of return that are higher than investments in fixed maturities. As the Company's obligations under this pension plan are expected to be paid out over a period in excess of 30 years, the Company primarily invests in equity securities. Fixed maturity investments are allocated between five index funds, two that include United Kingdom government securities, one that includes securities issued by other foreign governments and two that include United Kingdom corporate securities. The assets in these funds are invested to meet the Company's obligations for current pensioners and those individuals nearing retirement. The plan does not invest in the Company's common shares.

At December 31, 2012 and 2011, the fair value of plan assets exceeded the plan's accumulated benefit obligation of $133.5 million and $124.5 million, respectively. The Company expects to make plan contributions of $5.5 million in 2013.

The benefits expected to be paid in each year from 2013 to 2017 are $3.1 million, $3.2 million, $3.3 million, $3.4 million and $3.5 million, respectively. The aggregate benefits expected to be paid in the five years from 2018 to 2022 are $18.8 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's projected benefit obligation at December 31, 2012 and include estimated future employee service.

c) AMF Bakery Systems (AMF), one of the Company's non-insurance subsidiaries, participated in a multiemployer defined benefit pension plan, Regime de retraite patronal-syndical (Quebec) de l'A.I.M. (Quebec pension plan no. 26467). The multiemployer plan covered approximately 90 union employees within the Canadian operations of AMF. AMF's contributions to the multiemployer plan were $0.5 million and $0.2 million in 2011 and 2010, respectively. AMF's contributions to the multiemployer plan represented 11% of the total contributions made to the multiemployer plan in both 2010 and 2009. As of November 30, 2011, the multiemployer plan was approximately 70% funded.

In December 2011, AMF gave notice to the trustees of the multiemployer plan of its intent to withdraw. As a result, AMF established a liability of $2.0 million for its obligations under the multiemployer plan, which was included in other liabilities on the consolidated balance sheet as of December 31, 2011. During the year ended December 31, 2012, a $2.4 million payment, which represented approximately 95% of AMF's determined deficit payment, was remitted to the plan. AMF is awaiting approval of the withdrawal report from the Regie des rentes du Quebec (the Regie). In the unlikely event the Regie asks for modifications to the determined deficit payment, AMF may be required to fund an additional amount resulting from such modification.

19. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial position, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $80,631 in 2012 and $187,088 in 2011)	$84,158	$196,513
Equity securities (cost of $270,157 in 2012 and $275,731 in 2011)	426,409	391,094
Short-term investments (estimated fair value approximates cost)	664,986	289,995
Total Investments	1,175,553	877,602
Cash and cash equivalents	238,478	281,062
Receivables	13,994	16,125
Investments in consolidated subsidiaries	3,656,577	3,112,545
Notes receivable from subsidiaries	173,913	290,710
Income taxes receivable	6,623	7,394
Net deferred tax asset	6,595	22,221
Other assets	99,107	51,875
Total Assets	$5,370,840	$4,659,534
LIABILITIES AND SHAREHOLDERS' EQUITY
Senior long-term debt	$1,388,029	$1,185,842
Other liabilities	94,154	86,179
Total Liabilities	1,482,183	1,272,021
Total Shareholders' Equity	3,888,657	3,387,513
Total Liabilities and Shareholders' Equity	$5,370,840	$4,659,534

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
REVENUES
Net investment income	$30,619	$12,629	$21,070
Dividends on common stock of consolidated subsidiaries	337,585	330,462	142,014
Net realized investment gains (losses):
Other-than-temporary impairment losses	(38)	(7,676)	(8,087)
Net realized investment gains, excluding other-than-temporary impairment losses	14,926	7,417	21,496
Net realized investment gains (losses)	14,888	(259)	13,409
Other	3	13	5
Total Revenues	383,095	342,845	176,498
EXPENSES
Interest expense	87,391	78,830	69,107
Other expenses	1,166	4,572	1,226
Total Expenses	88,557	83,402	70,333
Income Before Equity in Undistributed Earnings of Consolidated Subsidiaries and Income Taxes	294,538	259,443	106,165
Equity in undistributed earnings of consolidated subsidiaries	(61,663)	(144,348)	113,892
Income tax benefit	(20,510)	(26,931)	(46,736)
Net Income to Shareholders	$253,385	$142,026	$266,793
OTHER COMPREHENSIVE INCOME TO SHAREHOLDERS
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$10,897	$675	$28,646
Consolidated subsidiaries' net holding gains arising during the period	255,528	141,164	167,002
Consolidated subsidiaries' change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(160)	3,943	672
Reclassification adjustments for net gains (losses) included in net income to shareholders	11,847	735	(15,257)
Consolidated subsidiaries' reclassification adjustments for net gains included in net income to shareholders	(35,898)	(23,076)	(17,574)
Change in net unrealized gains on investments, net of taxes	242,214	123,441	163,489
Change in foreign currency translation adjustments, net of taxes	(242)	314	1,656
Consolidated subsidiaries' change in foreign currency translation adjustments, net of taxes	1,781	(4,469)	(4,124)
Consolidated subsidiaries' change in net actuarial pension loss, net of taxes	6,664	(9,459)	2,749
Total Other Comprehensive Income to Shareholders	250,417	109,827	163,770
Comprehensive Income to Shareholders	$503,802	$251,853	$430,563

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
OPERATING ACTIVITIES
Net income to shareholders	$253,385	$142,026	$266,793
Adjustments to reconcile net income to shareholders to net cash provided by operating activities	(153,773)	102,714	(181,824)
Net Cash Provided By Operating Activities	99,612	244,740	84,969
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	149,314	50,322	244,225
Proceeds from maturities, calls and prepayments of fixed maturities	64,340	46,522	43,530
Cost of fixed maturities and equity securities purchased	(89,569)	(92,287)	(252,934)
Net change in short-term investments	(214,820)	(179,823)	69,861
Decrease in notes receivable due from subsidiaries	116,797	7,401	2,142
Capital contributions to subsidiaries	(198,349)	(179,403)	(53,409)
Return of capital from subsidiaries	—	—	3,505
Acquisitions	(100,409)	—	(128,884)
Cost of equity method investments	(38,250)	—	—
Additions to property and equipment	(9,437)	(16,927)	(18,621)
Other	(4,369)	12,175	(757)
Net Cash Used By Investing Activities	(324,752)	(352,020)	(91,342)
FINANCING ACTIVITIES
Additions to senior long-term debt	347,207	247,935	—
Repayment and retirement of senior long-term debt and other debt	(157,359)	—	—
Repurchases of common stock	(16,873)	(42,913)	(45,218)
Other	9,581	1,232	(9,503)
Net Cash Provided (Used) By Financing Activities	182,556	206,254	(54,721)
Increase (decrease) in cash and cash equivalents	(42,584)	98,974	(61,094)
Cash and cash equivalents at beginning of year	281,062	182,088	243,182
CASH AND CASH EQUIVALENTS AT END OF YEAR	$238,478	$281,062	$182,088

20. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both December 31, 2012 and 2011, the notional amount of the credit default swap was $33.1 million, which represented the Company's aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company's exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At December 31, 2012 and 2011, the credit default swap had a fair value of $12.7 million and $29.3 million, respectively. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income in 2012 included a favorable change in the fair value of the credit default swap of $16.6 million. Net investment income in 2011 included an adverse change in the fair value of the credit default swap of $4.1 million. Net investment income in 2010 included a favorable change in the fair value of the credit default swap of $1.7 million.

Since entering into the credit default swap agreement, the Company has paid $16.9 million to settle its obligations related to credit events. These payments reduced the Company's liability related to its credit default swap.
The fair value of the credit default swap is determined by the Company using a Gaussian copula valuation model, a market standard model for valuing credit default swaps. The fair value is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The significant unobservable inputs used in the fair value measurement of the credit default swap are expected default rates and future expected recovery rates. The Company determines these unobservable inputs based upon default rates and recovery rates used to price similar credit default swap indices. A significant increase in expected default rates in isolation results in a significantly higher fair value measurement, while a significant decrease in expected default rates results in a significantly lower fair value measurement. A significant increase in future expected recovery rates in isolation results in a significantly lower fair value measurement, while a significant decrease in future expected recovery rates results in a significantly higher fair value measurement. Generally, a change in the assumption used for expected default rates is accompanied by a directionally opposite change in future expected recovery rates. The fair value measurement of the credit default swap at December 31, 2012 included expected default rates ranging between 1% and 43%, with a weighted-average expected default rate of 3%, and future expected recovery rates ranging between 20% and 40%, with a weighted-average future expected recovery rate of 39%. The fair value measurement of the credit default swap at December 31, 2011 included expected default rates ranging between 2% and 37%, with a weighted-average expected default rate of 9%, and future expected recovery rates ranging between 19% and 52%, with a weighted-average future expected recovery rate of 39%.

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

See notes 2(h) and 12 for further discussion of the Company's credit default swap.

The Company had no other material derivative instruments at December 31, 2012.

21. Acquisitions

a) Insurance Acquisitions. On January 1, 2012, the Company acquired 100% of the outstanding membership units of Thompson Insurance Enterprises, LLC (Thomco), a privately held program administrator headquartered in Kennesaw, Georgia that underwrites multi-line, industry-focused insurance programs. Results attributable to this acquisition are included in the Specialty Admitted segment.

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

On December 18, 2012, the boards of directors of the Company and Alterra Capital Holdings Limited (Alterra) each approved an agreement providing for the merger of Alterra with one of the Company's subsidiaries. As a result of the transaction, Alterra would become a wholly-owned subsidiary of the Company and each issued and outstanding share of Alterra common stock (other than shares as to which appraisal rights are exercised and restricted shares that do not vest in connection with the transaction) would be converted into the right to receive (1) 0.04315 shares of the Company's common stock and (2) $10.00 in cash. Based on the Company's closing stock price on December 18, 2012, the day the agreement was entered into, the aggregate consideration payable to Alterra shareholders would be approximately $3.1 billion. Following the transaction, the Company estimates that its current shareholders would own approximately 69% of the combined company and Alterra shareholders would own approximately 31%. The transaction has been approved by shareholders of both companies, but remains subject to receipt of regulatory approvals. Closing is expected to occur in the first half of 2013.

b) Non-insurance Acquisitions. On April 18, 2012, the Company acquired an 85% controlling interest in Havco WP LLC (Havco), a privately held company headquartered in Cape Girardeau, Missouri. Havco is a leading manufacturer of laminated oak and composite wood flooring used in the assembly of truck trailers, intermodal containers and truck bodies. On July 4, 2012, the Company acquired 100% of the outstanding shares of Tromp Bakery Equipment (Tromp), a privately held company headquartered in Gorinchem, The Netherlands. Tromp is a global designer and manufacturer of sheeting lines for pizza, pastry, pie and bread makers. On September 5, 2012, the Company acquired an 85% controlling interest in Reading Bakery Systems (Reading), a privately held company headquartered in Reading, Pennsylvania. Reading is a leading global designer and manufacturer of industrial baking systems for the production of crackers, pretzels, cookies and other baked snacks. During 2012, ParkLand completed the acquisition of several manufactured housing communities.

Under the terms of the acquisition agreements for Havco and Reading, the Company has the option to acquire the remaining equity interests and the remaining equity interests have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on each company's earnings in specified periods preceding the redemption date.

Total consideration for the Havco, Tromp, Reading and ParkLand acquisitions was $172.3 million. The purchase prices were allocated to the acquired assets and liabilities based on the estimated fair values at the acquisition dates. In connection with these acquisitions, the Company recognized goodwill of $40.7 million, of which $28.8 million is deductible for income tax purposes. The Company also recognized other intangible assets of $58.3 million and redeemable noncontrolling interests of $14.5 million in connection with these acquisitions. Other intangible assets include $41.1 million of customer relationships, $10.3 million of trade names, and $5.0 million of technology. These intangible assets are expected to be amortized over a weighted average period of 14 years, 13 years and 10 years, respectively.

22. Quarterly Financial Information (unaudited)

The following table presents the unaudited quarterly results of consolidated operations for 2012, 2011 and 2010.

	Quarters Ended
(dollars in thousands, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2012
Operating revenues	$733,135	$693,247	$765,775	$807,955
Net income	57,713	90,768	51,674	58,093
Net income to shareholders	57,253	89,687	49,653	56,792
Comprehensive income to shareholders	205,945	73,416	147,454	76,987
Net income per share:
Basic	$5.94	$8.44	$5.33	$6.25
Diluted	5.92	8.42	5.32	6.23
Common stock price ranges:
High	$451.90	$453.50	$459.90	$502.20
Low	398.65	421.00	420.00	425.17
2011
Operating revenues	$621,594	$647,168	$676,088	$685,100
Net income	9,861	31,649	54,669	52,307
Net income to shareholders	8,272	30,314	53,264	50,176
Comprehensive income (loss) to shareholders	24,738	96,045	(52,626)	183,696
Net income per share:
Basic	$0.85	$3.12	$5.50	$5.21
Diluted	0.85	3.11	5.48	5.19
Common stock price ranges:
High	$422.83	$430.26	$403.21	$419.10
Low	379.44	386.81	346.15	337.50
2010
Operating revenues	$536,719	$515,414	$561,354	$611,906
Net income	43,206	20,917	63,157	140,449
Net income to shareholders	42,569	20,831	63,250	140,143
Comprehensive income (loss) to shareholders	134,539	(33,903)	225,328	104,599
Net income per share:
Basic	$4.34	$2.13	$6.49	$14.42
Diluted	4.33	2.12	6.48	14.37
Common stock price ranges:
High	$379.05	$392.55	$354.34	$386.87
Low	325.00	326.90	320.71	332.77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The Company prospectively adopted Financial Accounting Standards Board Accounting Standards Update 2010-26 related to the deferral of insurance policy acquisition costs incurred on new or renewal insurance contracts on January 1, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Markel Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Richmond, Virginia
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Markel Corporation:

We have audited Markel Corporation's (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia
February 28, 2013

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included herein.

Alan I. Kirshner	Anne G. Waleski
Chief Executive Officer	Chief Financial Officer

February 28, 2013

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its subsidiaries. For a discussion of our significant accounting policies, see note 1 of the notes to consolidated financial statements.

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $5.4 billion and reinsurance recoverable on unpaid losses of $778.8 million at December 31, 2012 compared to $5.4 billion and $791.1 million, respectively, at December 31, 2011. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.

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

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and case reserves from estimated ultimate losses. IBNR reserves were 61% of total unpaid losses and loss adjustment expenses at December 31, 2012 compared to 60% at December 31, 2011.

Our liabilities for unpaid losses and loss adjustment expenses can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, accident and health, motorcycle, watercraft and marine hull exposures for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines, including professional liability, directors' and officers' liability, products liability, general liability and excess and umbrella exposures, as well as workers' compensation insurance. Some factors that contribute to the uncertainty and volatility of long-tail casualty programs, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes, including changes in workers' compensation benefit laws, that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses.

Our ultimate liability may be greater or less than current reserves. Changes in our estimated ultimate liability for loss reserves generally occur as a result of the emergence of unanticipated loss activity, the completion of specific actuarial or claims studies or changes in internal or external factors. We closely monitor new information on reported claims and use statistical analyses prepared by our actuaries to evaluate the adequacy of our recorded reserves. We are required to exercise considerable judgment when assessing the relative credibility of loss development trends. Our philosophy is to establish loss reserves that are more likely redundant than deficient. This means that we seek to establish loss reserves that will ultimately prove to be adequate. As a result, if new information or trends indicate an increase in frequency or severity of claims in excess of what we initially anticipated, we generally respond quickly and increase loss reserves. If, however, frequency or severity trends are more favorable than initially anticipated, we often wait to reduce our loss reserves until we can evaluate experience in additional periods to confirm the credibility of the trend. In addition, for long-tail lines of business, trends develop over longer periods of time, and as a result, we give credibility to these trends more slowly than for short-tail or less volatile lines of business.

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

For example, during the acquisition of our FirstComp workers' compensation insurance unit in October 2010, we noted that FirstComp's loss reserves reflected an expectation that their loss development period would be shorter than that indicated by industry data. FirstComp provides workers' compensation insurance to small businesses. Before our acquisition, FirstComp's loss reserves were established with an expectation that loss development patterns for these small businesses may differ from the overall workers' compensation industry data, which is drawn from a broader profile of risks. In establishing the post-acquisition loss reserves for FirstComp, we determined that FirstComp had insufficient historical data to reach this conclusion with certainty. Workers' compensation insurance is a long-tail product line, and FirstComp has only had significant premium volume since 2004. We decided to give more weight to the longer-tailed industry development factors and adopted a more conservative loss reserving position until we become more familiar with this book of business and how its loss reserves develop.

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

Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Loss frequency measures the number of claims per unit of insured exposure. When the number of newly reported claims is higher than anticipated, generally speaking, loss reserves are increased. Conversely, loss reserves are generally decreased when fewer claims are reported than expected. Loss severity measures the average size of a claim. When the average severity of reported claims is higher than originally estimated, loss reserves are typically increased. When the average claim size is lower than anticipated, loss reserves are typically decreased. For example, in each of the past three years, we have experienced redundancies on prior years' loss reserves in our professional and products liability lines as a result of decreases in loss severity, while during 2010 and 2011, we experienced deficiencies on prior years' loss reserves related to our medical malpractice coverage for Italian hospitals as a result of increases in loss frequency and severity.

Changes in prior years' loss reserves, including the trends and factors that impacted loss reserve development, as well as the likelihood that such trends and factors could result in future loss reserve development, are discussed in further detail under "Results of Operations."

Loss reserves are established for each of our product lines at management's best estimate, which is generally higher than the corresponding actuarially calculated point estimate. The actuarial point estimate represents our actuaries' estimate of the most likely amount that will ultimately be paid to settle the loss reserves we have recorded at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management's perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors where management's perspective may differ from that of the actuaries include: the credibility and timeliness of claims information received from third parties, economic and social inflation, judicial decisions, law changes, changes in underwriting or claims handling practices, general economic conditions, the risk of moral hazard and other current and developing trends within the insurance market, including the effects of competition. As a result, the actuarially calculated point estimates for each of our lines of business represent starting points for management's quarterly review of loss reserves.

Management's best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $368 million, or 8.7%, at December 31, 2012, compared to $330 million, or 7.7%, at December 31, 2011. In management's opinion, the actuarially calculated point estimate generally underestimates both the ultimate favorable impact of a hard insurance market and the ultimate adverse impact of a soft insurance market. Therefore, the percentage by which management's best estimate exceeds the actuarial point estimate will generally be higher during a soft market than during a hard market.

The difference between management's best estimate and the actuarially calculated point estimate in both 2012 and 2011 is primarily associated with our long-tail business in the Excess and Surplus Lines and London Insurance Market segments. Actuarial estimates can underestimate the adverse effects of a soft insurance market because the impact of changes in risk selection and terms and conditions can be difficult to quantify. In addition, the frequency of claims may increase in a recessionary environment. Similarly, the risk an insured will intentionally cause or be indifferent to loss may increase during an economic downturn, and the attention to loss prevention measures may decrease. Also, management has attributed less credibility than our actuaries to favorable trends experienced on our long-tail business from the earlier hard market period. In particular, given the long-tail and volatile nature of the business in the London Insurance Market segment, as well as past unfavorable development in this segment, management has not incorporated these favorable trends into its best estimate to the same extent as the actuaries. These subjective factors affect the development of losses and represent instances where management's perspectives may differ from those of our actuaries.

Management also considers the range, or variability, of reasonably possible losses determined by our actuaries when establishing its best estimate for loss reserves. The actuarial ranges represent our actuaries' estimate of a likely lowest amount and highest amount that will ultimately be paid to settle the loss reserves we have recorded at a particular point in time. The range determinations are based on estimates and actuarial judgments and are intended to encompass reasonably likely changes in one or more of the factors that were used to determine the point estimates. Using statistical models, our actuaries establish high and low ends of a range of reasonable reserve estimates for each of our operating segments.

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates, by segment, at December 31, 2012.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Excess and Surplus Lines	$1,840.5	$1,526.8	$2,024.0
Specialty Admitted	724.5	614.6	753.9
London Insurance Market	1,641.2	1,225.4	1,804.6
Other Insurance (Discontinued Lines)	386.5	176.2	983.2

(1)
Due to the actuarial methods used to determine the separate ranges for each segment of our business, it is not appropriate to aggregate the high or low ends of the separate ranges to determine the high and low ends of the actuarial range on a consolidated basis.

Undue reliance should not be placed on these ranges of estimates as they are only one of many points of reference used by management to determine its best estimate of ultimate losses. Further, actuarial ranges may not be a true reflection of the potential variability between loss reserves estimated at the balance sheet date and the ultimate cost of settling claims. Actuarial ranges are developed based on known events as of the valuation date, while ultimate losses are subject to events and circumstances that are unknown as of the valuation date. For example, the claims table under "Claims and Reserves," which provides a summary of historical development between originally estimated loss reserves and ultimate claims costs, illustrates this potential variability, reflecting a cumulative deficiency in net reserves of 12% for the 2002 and prior accident years. A significant portion of the cumulative deficiency that occurred during those periods included adverse loss reserve development at Markel International, which we acquired in 2000. Historically, we have experienced greater volatility on acquired books of business than on existing books of business. The increases in pre-acquisition loss reserves at Markel International were primarily associated with books of business that were not subject to our underwriting discipline and that subsequently experienced unfavorable loss development that exceeded our initial expectations. We believe that as a result of applying greater underwriting discipline, including improved risk selection and pricing, on the business written since acquisition, total recorded loss reserves at Markel International are unlikely to vary to the same degree as we have experienced on the 2002 and prior accident years.

We place less reliance on the range established for our Other Insurance (Discontinued Lines) segment than on the ranges established for our other operating segments. The range established for our Other Insurance (Discontinued Lines) segment includes exposures related to acquired lines of business, many of which are no longer being written, that were not subject to our underwriting discipline and controls. Additionally, A&E exposures, which are subject to an uncertain and unfavorable legal environment, account for approximately 70% of the loss reserves considered in the range established for our Other Insurance (Discontinued Lines) segment.

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

Due to these uncertainties, it is not possible to estimate our ultimate liability for A&E exposures with the same degree of reliability as with other types of exposures. Future development will be affected by the factors mentioned above and could have a material effect on our results of operations, cash flows and financial position. As of December 31, 2012, our consolidated balance sheet included estimated net reserves for A&E losses and loss adjustment expenses of $260.8 million. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could increase in the future. These reserves are not discounted to present value and are forecasted to pay out over the next 40 to 50 years.

Reinsurance Allowance for Doubtful Accounts

We evaluate and adjust reserves for uncollectible reinsurance based upon our collection experience, the financial condition of our reinsurers, collateral held and the development of our gross loss reserves. Our consolidated balance sheets at December 31, 2012 and 2011 included a reinsurance allowance for doubtful accounts of $71.1 million and $69.1 million, respectively.

Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for amounts deemed uncollectible, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held and our legal right to offset balances recoverable against balances we may owe. Our reinsurance allowance for doubtful accounts is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers, may change and these changes may affect the reinsurers' willingness and ability to meet their contractual obligation to us. It is also difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurers fail to meet their obligations under the reinsurance contracts.

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

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. At December 31, 2012 and 2011, our net deferred tax liability was $168.9 million and $11.1 million, respectively. The increase in our net deferred tax liability in 2012 was largely due to an increase in the deferred tax liability related to accumulated other comprehensive income resulting from an increase in net unrealized gains on investments and a decrease in the deferred tax asset related to our use of net operating loss carryforwards during 2012.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. We did not have a valuation allowance on our deferred tax assets at December 31, 2012 or 2011. In evaluating our ability to realize our deferred tax assets and assessing the need for a valuation allowance at December 31, 2012 and 2011, we made estimates regarding the future taxable income of our foreign subsidiaries and judgments about our ability to pursue prudent and feasible tax planning strategies. A change in any of these estimates and judgments could result in the need to record a valuation allowance through a charge to earnings. See note 7 of the notes to consolidated financial statements for further discussion of our consolidated income tax provision, uncertain tax positions and net operating losses.

Goodwill and Intangible Assets

Our consolidated balance sheet as of December 31, 2012 included goodwill and intangible assets of approximately $1.0 billion. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. We completed our annual test for impairment during the fourth quarter of 2012 based upon results of operations through September 30, 2012. There were no indications of impairment during 2012.

For some reporting units, we elected to assess qualitative factors (commonly referred to as "Step 0") to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This assessment serves as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. For other reporting units, we elected to bypass Step 0 and perform Step 1 of the goodwill impairment test, which includes determining whether the carrying amount of a reporting unit, including goodwill, exceeds its estimated fair value. If the carrying amount exceeds its fair value, then Step 2 of the goodwill impairment test is performed by estimating the fair value of individual assets (including identifiable intangible assets) and liabilities of the reporting unit. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is charged to net income as an impairment loss. The fair value of each of our reporting units exceeded their respective carrying amounts as of October 1, 2012.

A significant amount of judgment is required in performing goodwill impairment tests. When using the qualitative approach, we considered macroeconomic factors such as industry and market conditions. We also considered reporting unit-specific events, actual financial performance versus expectations and management's future business expectations. As part of our Step 0 evaluation of reporting units with material goodwill in our non-insurance operations, we considered the fact that these businesses had all been acquired since December 2010 in orderly transactions between market participants, and our purchase price represented fair value at acquisition. There were no events in 2011 or 2012 which had a significant impact on the fair value of these reporting units. For reporting units which we tested quantitatively, we estimated fair value primarily using an income approach based on a discounted cash flow model. The cash flow projections used in the discounted cash flow model included management's best estimate of future growth and margins. The discount rates used to determine the fair value estimates were developed based on the capital asset pricing model using market-based inputs as well as an assessment of the inherent risk in projected future cash flows. Based upon the assessments made as of October 1, 2012 and considering all the facts and circumstances that impacted the fair value of reporting units with material goodwill between the assessment date and December 31, 2012, we concluded that goodwill was not impaired for any of our reporting units as of December 31, 2012. We do not believe we are at risk of failing Step 1 at any of our reporting units with the result being a material impairment of goodwill.

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

Our Business

The following discussion and analysis should be read in conjunction with Selected Financial Data, the consolidated financial statements and related notes and the discussion under Risk Factors, "Critical Accounting Estimates" and "Safe Harbor and Cautionary Statement."

We are a diverse financial holding company serving a variety of niche markets. Our principal business markets and underwrites specialty insurance products. We believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations. We compete in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London Insurance Market segments. We also own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value.

Our Excess and Surplus Lines segment writes hard-to-place risks outside of the standard market, including catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella and other coverages tailored for unique exposures. Our Excess and Surplus Lines segment is comprised of five regions, and each regional office is responsible for serving the wholesale producers located in its region. Our regional teams focus on customer service and marketing, underwriting and distributing our insurance solutions and provide customers easy access to our products.

Our Specialty Admitted segment writes risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets, personal and commercial property and liability coverages and workers' compensation insurance. Our Specialty Admitted segment is comprised of three underwriting units: Markel Specialty, Markel American Specialty Personal and Commercial Lines and, beginning in October 2010, Markel FirstComp. In January 2012, we acquired Thompson Insurance Enterprises, LLC (Thomco), a privately held program administrator that underwrites multi-line, industry-focused insurance programs that complement the Markel Specialty product offerings. Examples include social service organizations, senior living, childcare and fitness centers.

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

A favorable insurance market is commonly referred to as a "hard market" within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a "soft market." Since 2005, we have generally been in a soft insurance market and have experienced intense competition, resulting in price deterioration in virtually all of our product areas due in part to an increased presence of standard insurance companies in our markets. During 2008, given the rapid deterioration in underwriting capacity as a result of the disruptions in the financial markets and losses from catastrophes, the rate of decline in prices began to slow. However, the effects of the economic environment contributed to further declines in gross premium volume in 2009 and 2010. Premiums for many of our product lines are based upon our insureds' revenues, gross receipts or payroll, which were negatively impacted by the depressed levels of business activity in recent years. In 2010, we continued to experience pricing pressure due in part to intense competition, which resulted in further price deterioration across many of our product lines, most notably our professional and products liability programs within the Excess and Surplus Lines segment. However, we experienced moderate price increases in several product lines during 2010, most notably those offered within the London Insurance Market segment. During 2011, the unfavorable pricing trends noted in 2010 continued for some of our product lines, most notably our professional and products liability programs within the Excess and Surplus Lines segment. However, price declines stabilized for most of our product lines during 2011, and we achieved moderate price increases in several lines, most notably the marine and energy products within the London Insurance Market segment. During 2012, market conditions have improved and we have generally seen mid-single digit favorable rate changes across our portfolio. Gross premium volume has further improved as revenues, gross receipts and payrolls of our insureds have been favorably impacted by improved economic conditions.

We routinely review the pricing of our major product lines and will continue to pursue price increases for most product lines in 2013; however, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

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

Our non-insurance operations are comprised of a diverse portfolio of industrial and service companies. During the second quarter of 2012, we acquired a controlling interest in a company that manufactures laminated oak and composite wood flooring used in the assembly of truck trailers, intermodal containers and truck bodies. During the third quarter of 2012, we acquired a company that designs and manufactures baking equipment and sheeting lines for pizza, pastry, pie, and specialty bread bakers worldwide, and we acquired a controlling interest in a company that manufactures industrial baking systems for the production of crackers, pretzels, cookies and other baked snacks.

For further discussion of our lines of business, principal products offered, distribution channels, competition, underwriting philosophy and our non-insurance operations, see the discussion under Business Overview.

Recent Developments

In October 2012, we announced that we had entered into a definitive agreement to acquire Essentia Insurance Company from OneBeacon Insurance Group LLC. The transaction was completed effective January 1, 2013. Essentia Insurance Company will continue to underwrite insurance exclusively for Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty) throughout the United States. Hagerty offers insurance for classic cars, vintage boats, motorcycles and related automotive collectibles.  Hagerty remains a privately-owned, family business. Premiums associated with this business for 2011 were in excess of $170 million. Results attributable to this acquisition will be included in the Specialty Admitted segment.

In December 2012, we, together with Alterra Capital Holdings Limited (Alterra), announced that our boards of directors had approved an agreement providing for the merger of Alterra with one of our subsidiaries. As a result of the transaction, Alterra would become our wholly-owned subsidiary and each issued and outstanding share of Alterra common stock (other than shares as to which appraisal rights are exercised and restricted shares that do not vest in connection with the transaction) would be converted into the right to receive (1) 0.04315 shares of our common stock and (2) $10.00 in cash. Based on our closing stock price on December 18, 2012, the day the agreement was entered into, the aggregate consideration payable to Alterra shareholders would be approximately $3.1 billion. Following the transaction, we estimate that our current shareholders would own approximately 69% of the combined company and Alterra shareholders would own approximately 31%. The transaction has been approved by shareholders of both companies, but remains subject to receipt of regulatory approvals. Closing is expected to occur in the first half of 2013.

Alterra is a Bermuda-headquartered, global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. As of December 31, 2012, Alterra reported $10.7 billion in total assets and $2.8 billion in shareholders' equity. Its reported net income for 2012 was $143.8 million on $1.7 billion in total revenues.

We believe that our acquisition of Alterra will create a strong company in global specialty insurance and investments, with a demonstrated track record of underwriting discipline in niche market segments and proven asset management strengths that should benefit shareholders. Two individuals designated by Alterra and approved by the Nominating/Corporate Governance Committee of our Board of Directors will be added to our Board of Directors upon completion of the transaction. Our current executive officers will hold the same, or substantially similar, positions after the transaction, although individual responsibilities may change to reflect the nature of the combined operations. Roles for Alterra officers and management personnel (other than its chief executive officer who is expected to leave the company after the transaction) are being identified as part of a transition planning process.

Key Performance Indicators

We measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We measure underwriting results by our underwriting profit or loss and combined ratio. We measure investing results by our total investment return. These measures are discussed in greater detail under "Results of Operations."

Results of Operations

The following table presents the components of net income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Underwriting profit (loss)	$63,588	$(40,825)	$59,816
Net investment income	282,107	263,676	272,530
Net realized investment gains	31,593	35,857	36,362
Other revenues	539,284	351,077	185,580
Amortization of intangible assets	(33,512)	(24,291)	(16,824)
Other expenses	(478,248)	(309,046)	(168,290)
Interest expense	(92,762)	(86,252)	(73,663)
Income tax expense	(53,802)	(41,710)	(27,782)
Net income attributable to noncontrolling interests	(4,863)	(6,460)	(936)
Net income to shareholders	$253,385	$142,026	$266,793

Net income to shareholders increased 78% from 2011 to 2012 and decreased 47% from 2010 to 2011 primarily due to unfavorable underwriting results in 2011, which were driven by higher losses from natural catastrophes in 2011 compared to both 2012 and 2010. The components of net income to shareholders are discussed in further detail under "Underwriting Results," "Investing Results," "Non-Insurance Operations" and "Interest Expense and Income Taxes."

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

The following table presents selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2012		2011		2010
Gross premium volume	$2,513,681		$2,291,251		$1,982,467
Net written premiums	$2,214,126		$2,041,838		$1,769,118
Net retention	88%		89%		89%
Earned premiums	$2,147,128		$1,979,340		$1,730,921
Losses and loss adjustment expenses	$1,154,068		$1,209,986		$946,229
Underwriting, acquisition and insurance expenses	$929,472		$810,179		$724,876
Underwriting profit (loss)	$63,588		$(40,825)		$59,816
U.S. GAAP Combined Ratios (1)
Excess and Surplus Lines	94%		86%		96%
Specialty Admitted	108%		109%		100%
London Insurance Market	89%		116%		95%
Other Insurance (Discontinued Lines)	NM	(2)	NM	(2)	NM	(2)
Markel Corporation (Consolidated)	97%		102%		97%

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

The 2012 consolidated combined ratio decreased from 2011 due to a lower current accident year loss ratio and more favorable development of prior years' loss reserves, partially offset by a higher expense ratio compared to 2011. The 2012 combined ratio included $107.4 million, or five points, of underwriting loss from Hurricane Sandy in the fourth quarter. The 2011 combined ratio included $152.4 million, or eight points, of underwriting loss related to natural catastrophes, including the Thai floods, Hurricane Irene, U.S. tornadoes, Japanese earthquake and tsunami, Australian floods and New Zealand earthquakes. Also contributing to the improvement in the current accident year loss ratio were lower attritional losses primarily in the Excess and Surplus Lines and London Insurance Market segments. The 2012 combined ratio also included $43.1 million, or two points, of underwriting, acquisition and insurance expenses related to the Company's prospective adoption of Financial Accounting Standards Board Accounting Standard Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU No. 2010-26). Higher profit sharing costs in 2012 were offset by a favorable impact from higher premium volume. The 2011 combined ratio increased from 2010 due to a higher current accident year loss ratio, partially offset by more favorable development of prior years' loss reserves and a lower expense ratio. The increase in the 2011 combined ratio was driven by higher losses from natural catastrophes in 2011 compared to 2010, as described above. The lower expense ratio in 2011 was primarily due to lower costs associated with our system and business process initiatives and lower profit sharing costs.

The estimated net losses on Hurricane Sandy represent our best estimate of losses based upon the most current information available. We have used various loss estimation techniques to develop these reserves, including reviews of modeled loss estimates that factor in third party industry loss estimates, detailed policy level reviews and direct contact with insureds and brokers. However, reported losses and information on potential losses have come in slowly given the magnitude of the event. While we believe our reserves for Hurricane Sandy are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available. The net losses from Hurricane Sandy were within our risk tolerance.

The 2012 combined ratio included $399.0 million of favorable development on prior years' loss reserves compared to $354.0 million in 2011 and $278.0 million in 2010. The favorable development on prior years' loss reserves during the past three years was primarily due to loss reserve redundancies at Markel International and on our professional and products liability programs within the Excess and Surplus Lines segment. Loss reserve redundancies at Markel International were $192.0 million, $94.8 million and $117.7 million in 2012, 2011 and 2010, respectively. Loss reserve redundancies on our professional and products liability programs within the Excess and Surplus Lines segment were $65.9 million, $87.3 million and $96.7 million in 2012, 2011 and 2010, respectively. In 2012 and 2011, the favorable development on prior years' loss reserves also included $78.8 million and $83.7 million, respectively of loss reserve redundancies on various long-tail casualty lines within the Excess and Surplus Lines segment.

Over the past three years, we have experienced significant redundancies in prior years' loss reserves. The product lines that have produced these redundancies are primarily long-tail books of business that take many years to fully develop. The positive trend in these prior years' loss reserves was partially the result of the more favorable rates and terms associated with the hard insurance market that we experienced from 2000 through 2004. Although the favorable rates and terms obtained during the hard insurance market created expectations of improved underwriting results, the full impact from this favorable environment could not be quantified when we initially established loss reserves for these years. Additionally, the positive trend in these prior years' loss reserves was due in part to the adverse impact of softening insurance market conditions and poor economic conditions experienced in recent years not being as significant as initially anticipated. Since 2005, we have generally been in a soft insurance market. In 2008 and 2009, we experienced a significant economic slowdown from the recessionary environment. Given the volatile nature of our long-tail books of business, the ultimate adverse impact of the soft insurance market and unfavorable economic environment could not be quantified when we initially established loss reserves for these years. In each of the past three years, actual claims reporting patterns have been more favorable than we initially anticipated.
In connection with our quarterly reviews of loss reserves, the actuarial methods we used have exhibited a favorable trend for the 2003 to 2011 accident years. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to our long-tail books of business within the Excess and Surplus Lines and London Insurance Market segments, which developed more favorably than we had expected based upon our historical experience. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years have resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In each of the past three years, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, we gave greater credibility to the favorable trend. As a result, our actuaries reduced their estimates of ultimate losses, and management incorporated this favorable trend into its best estimate and reduced prior years' loss reserves accordingly.

While we believe it is possible that there will be additional redundancies on prior years' loss reserves in 2013, we caution readers not to place undue reliance on this favorable trend. In 2004, we began to see a softening of the insurance market and experienced a slow down in the rate of increase in prices as a result of increased competition. Competition remained strong in 2005 and increased further from 2006 through 2010, resulting in deterioration in pricing over this period of time. Further, the ultimate impact that the financial crisis and related economic recession of 2008 and 2009 will have on our underwriting results is difficult to quantify. Similar to the impact of the hardening of the insurance market that began in 2000, the impact on our underwriting results from the soft insurance market and adverse economic conditions cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. Following this segment-based discussion is a summary table of prior years' loss reserve development.

Excess and Surplus Lines Segment

The Excess and Surplus Lines segment's combined ratio for 2012 was 94% (including five points of underwriting loss related to Hurricane Sandy and two points of expense related to the prospective adoption of ASU No. 2010-26) compared to 86% in 2011 (including three points of underwriting loss related to natural catastrophes) and 96% in 2010. The combined ratio increased in 2012 compared to 2011 primarily due to less favorable development on prior years' loss reserves, partially offset by a lower current accident year loss ratio. Excluding the impact of natural catastrophes in both periods, the improvement in the current accident year loss ratio in 2012 was due in part to lower attritional property losses compared to 2011. The combined ratio decreased in 2011 compared to 2010 due to more favorable development on prior years' loss reserves.

In 2012, the Excess and Surplus Lines segment's results included $181.4 million of favorable development on prior years' loss reserves compared to $227.5 million in 2011 and $159.0 million in 2010. In all three periods, the redundancies on prior years' loss reserves experienced within the Excess and Surplus Lines segment were primarily on our professional and products liability programs and on our casualty programs. As the average loss severity or claim frequency estimates on these long-tail books of business have decreased, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years' loss reserves accordingly. The reduction in favorable development on prior years' loss reserves in 2012 was primarily due to the effect of soft market conditions on the underlying profitability of more recent accident years. The increase in favorable development on prior years' loss reserves in 2011 was primarily due to having favorable development on two run-off programs that were exposed to losses associated with the adverse conditions in the residential mortgage market compared to unfavorable development in 2010 on these same two programs. In 2011, we resolved a significant portion of our outstanding liabilities associated with one of those programs and, as a result, reduced prior years' loss reserves by $16.1 million.

The favorable development of prior years' loss reserves during 2012 included $65.9 million of redundancies on our professional and products liability programs, of which $61.1 million was on the 2007 to 2011 accident years. The favorable development of prior years' loss reserves during 2011 included $87.3 million of redundancies on our professional and products liability programs, of which $78.9 million was on the 2006 to 2010 accident years. The favorable development of prior years' loss reserves during 2010 included $96.7 million of redundancies on our professional and products liability programs, of which $79.8 million was on the 2006 to 2009 accident years. The favorable development experienced in 2012, 2011 and 2010 on our long-tail professional and products liability books of business was primarily the result of lower loss severity than was originally anticipated. In each of the periods presented, the product lines that produced the majority of the redundancy were the specified medical, medical malpractice and products liability programs. In 2012, the average claim severity estimate on the 2007 to 2011 accident years for these product lines declined by 4% compared to 2011. In 2011, the average claim severity estimate on the 2006 to 2010 accident years for these product lines declined by 6% compared to 2010. As a result of these decreases in severity, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years' loss reserves accordingly.

In 2012, we experienced $78.8 million of redundancies on various long-tail casualty lines, primarily on the 2003 to 2009 accident years, due in part to lower claim frequencies than originally anticipated. In 2011, we experienced $83.7 million of redundancies on various long-tail casualty lines, primarily on the 2003 to 2009 accident years, primarily due to lower loss severity than originally anticipated. In 2010, we experienced $55.4 million of redundancies on our brokerage general liability, excess and umbrella and environmental programs on the 2003 to 2009 accident years, primarily due to lower loss severity than originally anticipated. In 2003, as a result of previous adverse loss experience, we took significant corrective actions within our brokerage casualty operations, including the re-underwriting and re-pricing of the ongoing business. Our brokerage casualty business includes product lines that are long-tail and volatile in nature. During 2012 and 2011 actual incurred losses and loss adjustment expenses on reported claims for various long-tail casualty lines on the 2003 to 2009 accident years were $41.9 million and $29.6 million, respectively, less than we anticipated in our actuarial analyses. During 2010, actual incurred losses and loss adjustment expenses on reported claims for brokerage casualty business on the 2003 to 2009 accident years were $12.9 million less than we anticipated in our actuarial analyses. As a result, our actuaries reduced their estimates of ultimate losses in 2012, 2011 and 2010, and management assigned greater credibility to this favorable experience and reduced prior years' loss reserves accordingly.

Specialty Admitted Segment

The Specialty Admitted segment's combined ratio for 2012 was 108% (including three points of underwriting loss related to Hurricane Sandy and two points of expense related to the prospective adoption of ASU No. 2010-26) compared to 109% in 2011 (including two points of underwriting loss related to natural catastrophes) and 100% in 2010. The combined ratio decreased in 2012 compared to 2011 due to more favorable development of prior years' loss reserves and a lower current accident year loss ratio, partially offset by a higher expense ratio compared to 2011. The improvement in the current accident year loss ratio in 2012 was due in part to improved underwriting performance for two programs within our accident and health liability class. The increase in the 2012 expense ratio was driven by higher underwriting, acquisition and insurance expenses related to the Company's prospective adoption of ASU No. 2010-26, higher profit sharing costs and the write-off of previously capitalized software development costs.

The combined ratio increased in 2011 compared to 2010 due to a higher current accident year loss ratio, partially offset by more favorable development on prior years' loss reserves. In addition to the impact of natural catastrophes, the higher current accident year loss ratio for 2011 was due in part to the impact of soft market conditions on pricing and a greater incidence of high severity losses across several divisions at the Markel Specialty unit, including higher than expected loss frequency and severity on the accident and health liability class. The increase in the current accident year loss ratio for 2011 also was attributable to the impact of the inclusion of our Markel FirstComp workers' compensation operations in the Specialty Admitted segment. Our workers' compensation operations added four points and two points to the Specialty Admitted segment's current accident year loss ratio in 2011 and 2010, respectively, and added five points and one point to the segment's combined ratio in 2011 and 2010, respectively.

The Specialty Admitted segment's results included $46.7 million, $27.4 million and $4.7 million of favorable development on prior years' loss reserves in 2012, 2011 and 2010 respectively. The favorable development in 2012 included $31.2 million of redudancies of prior years' loss reserves at the Markel Specialty unit, most notably on the 2006 to 2011 accident year across several product lines. The favorable development in 2012 was most significant on our accident and medical and general liability product lines. During 2012, these product lines had incurred loss development which was less than we anticipated in our actuarial analyses. As a result, our actuaries reduced their estimates of the ultimate liability for unpaid losses and loss adjustment expenses, and management reduced prior years' loss reserves accordingly. The favorable development in 2011 included $18.2 million of redundancies of prior years' loss reserves at the Markel Specialty unit, primarily on the 2006 to 2009 accident years. In 2011, the favorable development at the Markel Specialty unit was due in part to lower loss severity than was originally anticipated on various property lines of business and lower loss frequency than was originally anticipated on various casualty programs. The favorable development in 2010 was primarily due to redundancies of prior years' loss reserves at the Markel American Specialty Personal and Commercial Lines unit on the 2007 to 2009 accident years.

Beginning in the fourth quarter of 2010, the Specialty Admitted segment's results included our Markel FirstComp workers' compensation operations. Markel FirstComp produces business for certain of our insurance companies and through June 30, 2011 also acted as a managing general agent producing business for the benefit of unaffiliated insurance companies. In 2012 and 2011, the Specialty Admitted segment's results included a loss of $36.1 million and $33.8 million, respectively, from our Markel FirstComp operations, which was consistent with our expectations. The workers' compensation insurance market continues to be adversely impacted by high rates of unemployment, unfavorable economic conditions and a challenging pricing environment. The losses experienced in 2012 and 2011 were also due in part to the impact of conforming the confidence level of Markel FirstComp's reserves with our historical levels, which we expect will be completed in 2013.

London Insurance Market Segment

The London Insurance Market segment's combined ratio for 2012 was 89% (including six points of underwriting loss related to Hurricane Sandy and two points of expense related to the prospective adoption of ASU No. 2010-26) compared to 116% in 2011 (including 18 points of underwriting loss related to natural catastrophes) and 95% in 2010 (including three points of underwriting loss related to natural catastrophes). In addition to the impact of fewer natural catastrophes, the combined ratio decreased in 2012 due to more favorable development of prior years' loss reserves compared to 2011 and lower attritional losses on the current accident year, primarily on our property lines in the Specialty division within the London Insurance Market segment. In 2011, in addition to the impact of natural catastrophes, the combined ratio increased compared to 2010 due to less favorable development on prior years' loss reserves. The 2010 combined ratio included $17.0 million, or three points, of underwriting loss related to the Chilean earthquake.

The London Insurance Market segment's 2012 combined ratio included $192.0 million of favorable development on prior years' loss reserves, of which $117.0 million was on the 2008 and 2009 accident years. The redundancies on prior years' loss reserves experienced in 2012 occurred in a variety of programs across each of our divisions driven by lower than expected claims activity. Consistent with the favorable development experienced in 2011 and 2010, favorable development in 2012 was due in part to the adverse impact of the disruptions in the financial markets during 2008 and 2009 not being as significant as initially anticipated. The favorable development of prior years' loss reserves experienced in 2012 also included $39.1 million of redundancies on the 2001 and prior accident years, due to continued favorable development on casualty lines and legacy syndicate business and a reduction in the allowance for reinsurance bad debt related to such liabilities.

The London Insurance Market segment's 2011 combined ratio included $94.8 million of favorable development on prior years' loss reserves, of which $43.4 million was on the 2008 and 2009 accident years. This favorable development of prior years' loss reserves occurred in a variety of programs across each of our divisions and was due in part to the adverse impact of the disruptions in the financial markets during 2008 and 2009 not being as significant as initially anticipated. The favorable development of prior years' loss reserves experienced in 2011 included $18.8 million of redundancies on the 2001 and prior accident years. As we continued to experience better than expected case loss activity on the remaining open claims, we reduced prior years' loss reserves accordingly.

The London Insurance Market segment's 2010 combined ratio included $117.7 million of favorable development on prior years' loss reserves, of which $76.3 million was on the 2004 to 2007 accident years. This favorable development of prior years' loss reserves occurred in a variety of programs across each of our divisions and was due in part to the adverse impact of softening insurance market conditions since 2005 and recent poor economic conditions not being as significant as initially anticipated. During 2010, actual incurred losses and loss adjustment expenses on reported claims for the 2004 to 2007 accident years were less than we originally expected. As a result of this favorable experience, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced by $29.9 million, and management reduced prior years' loss reserves accordingly.

The favorable development of prior years' loss reserves experienced in 2010 included $33.7 million of redundancies on the 2001 and prior accident years. These redundancies predominantly related to marine and aviation liability and professional indemnity business written prior to our acquisition of Markel International in 2000. The claims file review in 2010 highlighted better than expected case loss activity due in part to favorable claims settlements experienced in 2010. Based on the results of the claims file review, there was less uncertainty with regard to the ultimate settlement amount of the remaining open claims, and we reduced prior years' loss reserves accordingly.

In 2010, the loss reserve redundancies in the London Insurance Market segment were partially offset by $35.0 million of adverse loss reserve development on prior years' loss reserves in the Professional and Financial Risks division related to medical malpractice coverage for Italian hospitals, which we started writing in 2005. This business was written until late 2008 when, as a result of higher than expected loss frequency and severity, we exited this class. During 2010, we completed a detailed review of all reported claims within the medical malpractice class, which highlighted that ultimate loss severity is expected to be greater than previously anticipated due in part to an increasingly adverse legal environment for medical malpractice insurers in Italy. As a result, our actuaries increased their estimates of ultimate losses, and management increased prior years' loss reserves accordingly.

The underwriting performance for this segment may vary to a greater degree than our other segments due to Markel International's current mix of business, which includes a high percentage of catastrophe-exposed business and higher average policy limits.

Other Insurance (Discontinued Lines) Segment

The majority of the losses and loss adjustment expenses and the underwriting, acquisition and insurance expenses for the Other Insurance (Discontinued Lines) segment are associated with asbestos and environmental exposures or discontinued Markel International programs, most of which were discontinued upon acquisition, or shortly thereafter. Given the insignificant amount of premium earned in the Other Insurance (Discontinued Lines) segment, we evaluate this segment's underwriting performance in terms of dollars of underwriting profit or loss instead of its combined ratio.

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $21.3 million in 2012 compared to an underwriting profit of $4.7 million in 2011 and an underwriting loss of $3.1 million in 2010. The underwriting loss in 2012 included $38.2 million of adverse loss reserve development on asbestos and environmental exposures, partially offset by favorable movements in prior years' loss reserves and allowances for reinsurance bad debt related to discontinued lines of business originally written by Markel International.

We complete an annual review of our asbestos and environmental exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. Over the past two years, the number of asbestos and environmental claims reported each year across the property and casualty industry has been on the decline. However, at the same time, the likelihood of making an indemnity payment has risen, thus increasing the average cost per reported claim. During our 2012 annual review, we reduced our estimate of the ultimate claims count, while increasing our estimate of the number of claims that would ultimately be closed with an indemnity payment. As a result, prior years' loss reserves for asbestos and environmental exposures were increased by $31.1 million. During our 2011 and 2010 reviews, we determined that no adjustment to loss reserves was required.

Asbestos and environmental loss reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our asbestos and environmental reserves are not discounted to present value and are forecasted to pay out over the next 40 to 50 years. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future. See note 8 of the notes to consolidated financial statements for further discussion of our exposures to asbestos and environmental claims.

The following tables summarize the increases (decreases) in prior years' loss reserves by segment, as discussed above.

	Year Ended December 31, 2012
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products liability	$(65.9)	$—	$—	$—	$(65.9)
Casualty	(78.8)	—	—	—	(78.8)
Markel International: 2002 & post	—	—	(152.9)	—	(152.9)
Markel International: 2001 & prior	—	—	(39.1)	—	(39.1)
Markel Specialty	—	(31.2)	—	—	(31.2)
Asbestos and environmental exposures	—	—	—	38.2	38.2
Net other prior years' redundancy	(36.7)	(15.5)	—	(17.1)	(69.3)
Increase (decrease)	$(181.4)	$(46.7)	$(192.0)	$21.1	$(399.0)

	Year Ended December 31, 2011
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products liability	$(87.3)	$—	$—	$—	$(87.3)
Casualty	(83.7)	—	—	—	(83.7)
Mortgage-related programs	(16.1)	—	—	—	(16.1)
Markel International: 2002 & post	—	—	(76.0)	—	(76.0)
Markel International: 2001 & prior	—	—	(18.8)	—	(18.8)
Markel Specialty	—	(18.2)	—	—	(18.2)
Net other prior years' redundancy	(40.4)	(9.2)	—	(4.3)	(53.9)
Decrease	$(227.5)	$(27.4)	$(94.8)	$(4.3)	$(354.0)

	Year Ended December 31, 2010
(dollars in millions)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Total
Professional/Products liability	$(96.7)	$—	$—	$—	$(96.7)
Brokerage casualty	(55.4)	—	—	—	(55.4)
Mortgage-related programs	29.9	—	—	—	29.9
Markel International: medical malpractice	—	—	35.0	—	35.0
Markel International: 2002 & post	—	—	(119.0)	—	(119.0)
Markel International: 2001 & prior	—	—	(33.7)	—	(33.7)
Net other prior years' (redundancy) deficiency	(36.8)	(4.7)	—	3.4	(38.1)
Increase (decrease)	$(159.0)	$(4.7)	$(117.7)	$3.4	$(278.0)

Over the past three years, we have experienced favorable development on prior years' loss reserves ranging from 6% to 9% of beginning of year net loss reserves. In 2012, we experienced favorable development of $399.0 million or 9% of beginning of year net loss reserves, compared to $354.0 million, or 8% of beginning of year net loss reserves, in 2011 and $278.0 million, or 6% of beginning of year net loss reserves, in 2010.

It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the above favorable trends will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years' loss reserves during 2013 would range from a deficiency of approximately 1%, or $50 million, to a redundancy of approximately 8%, or $350 million, of December 31, 2012 net loss reserves.

Premiums

The following table summarizes gross premium volume by segment.

Gross Premium Volume	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Excess and Surplus Lines	$956,273	$893,427	$898,409
Specialty Admitted	669,692	572,392	375,036
London Insurance Market	887,720	825,301	708,968
Other Insurance (Discontinued Lines)	(4)	131	54
Total	$2,513,681	$2,291,251	$1,982,467

The Excess and Surplus Lines segment gross premium volume increased 7% in 2012 compared to 2011. The increase in 2012 was due in part to more favorable rates, primarily on our excess and umbrella and property lines. Excess and Surplus Lines segment gross premium volume decreased 1% in 2011 compared to 2010. The decrease in 2011 was due to a reduction in written premiums on two specialized insurance programs, one of which was exposed to losses associated with the adverse conditions in the residential mortgage market and is now in run-off. Excluding these two programs, gross premium volume in the Excess and Surplus Lines segment increased 7% in 2011.

The Specialty Admitted segment gross premium volume increased 17% in 2012 compared to 2011 and increased 53% in 2011 compared to 2010. In 2012, the Specialty Admitted segment included $79.2 million of gross written premiums from Thomco, which was acquired in the first quarter of 2012. Gross premium volume in the Specialty Admitted segment also included $257.3 million of gross premium volume attributable to Markel FirstComp, compared to $226.7 million in 2011 and $40.7 million in 2010.

The London Insurance Market segment gross premium volume increased 8% in 2012 compared to 2011. The increase in 2012 was due in part to more favorable rates, primarily in our Marine and Energy division. London Insurance Market segment gross premium volume increased 16% in 2011 compared to 2010. The increase in 2011 was due in part to an increase in premiums written by Elliott Special Risks, which was converted during 2010 from a managing general agent operation to a risk bearing insurance division. During 2011, gross premium volume in the London Insurance Market segment also benefited from offering higher policy limits and an improved pricing environment in the Marine and Energy division. Foreign currency exchange rate movements did not have a significant impact on gross premium volume in 2012 or 2011.

The following table summarizes net written premiums by segment.

Net Written Premiums	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Excess and Surplus Lines	$811,601	$772,279	$797,518
Specialty Admitted	628,147	543,213	348,634
London Insurance Market	774,383	726,359	622,799
Other Insurance (Discontinued Lines)	(5)	(13)	167
Total	$2,214,126	$2,041,838	$1,769,118

Net retention of gross premium volume was 88% in 2012 compared to 89% in both 2011 and 2010. As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

The following table summarizes earned premiums by segment.

Earned Premiums	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Excess and Surplus Lines	$793,159	$756,306	$809,672
Specialty Admitted	588,758	527,293	343,574
London Insurance Market	765,216	695,753	577,507
Other Insurance (Discontinued Lines)	(5)	(12)	168
Total	$2,147,128	$1,979,340	$1,730,921

The Excess and Surplus Lines segment earned premiums increased 5% in 2012 compared to 2011 and decreased 7% in 2011 compared to 2010. The change in both periods was a result of the change in gross premium volume.

The Specialty Admitted segment earned premiums increased 12% in 2012 compared to 2011 and increased 53% in 2011 compared to 2010. In 2012, the Specialty Admitted segment included $241.2 million of earned premiums attributable to Markel FirstComp, compared to $200.8 million in 2011 and $36.9 million in 2010. In 2012, the Specialty Admitted segment also included $31.3 million of earned premiums from Thomco.

The London Insurance Market segment earned premiums increased 10% in 2012 compared to 2011 and increased 20% in 2011 compared to 2010. The increase in both periods was primarily a result of higher gross premium volume. Foreign currency exchange rate movements did not have a significant impact on earned premiums in 2012 or 2011.

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

Following a period of considerable dislocation in the global financial markets that began in 2008, our investment portfolio experienced significant recoveries beginning in the latter half of 2009 and continuing into 2010. Given the improvement in the financial markets in 2010, we increased our purchases of fixed maturities and equity securities and gradually shifted our investment portfolio's allocation from short-term investments and cash and cash equivalents to higher yielding investment securities. During 2011 and 2012, we have increased our holdings of equity securities to capitalize on opportunities in the equity markets. Also during this time, we increased our holdings of cash and cash equivalents and short-term investments and reduced our holdings of fixed maturities. Due to the current low interest rate environment, we have chosen to take a more defensive posture, earning slightly lower investment yields in order to maintain a high level of liquidity and have flexibility in how we allocate capital. At December 31, 2012, equity securities represented 26% of our invested assets compared to 21% at December 31, 2011. At December 31, 2012, short-term investments and cash and cash equivalents represented 21% of our invested assets compared to 15% at December 31, 2011.

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Net investment income	$282,107	$263,676	$272,530
Net realized investment gains	$31,593	$35,857	$36,362
Change in net unrealized gains on investments	$353,808	$182,722	$243,736
Investment yield (1)	3.7%	3.6%	3.8%
Taxable equivalent total investment return, before foreign currency effect	8.6%	6.7%	8.1%
Taxable equivalent total investment return (2)	9.0%	6.5%	7.9%
Invested assets, end of year	$9,332,745	$8,728,147	$8,223,796

(1)	Investment yield reflects net investment income as a percentage of average invested assets.

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

Investments and cash and cash equivalents (invested assets) increased 7% in 2012. The increase in the investment portfolio in 2012 was primarily due to an increase in net unrealized gains on investments of $353.8 million and cash flows from operations of $392.5 million. Invested assets increased 6% in 2011. The increase in the investment portfolio in 2011 was primarily due to an increase in net unrealized gains on investments of $182.7 million and cash flows from operations of $311.3 million.

Net investment income increased 7% in 2012, which was primarily due to a favorable change in the fair value of our credit default swap. Excluding the change in the fair value of our credit default swap, net investment income in 2012 was flat compared to 2011 as lower investment income on our fixed income portfolio, due to lower invested assets, was offset by increased dividend income on our equity portfolio due to special dividend payments during 2012. Net investment income decreased 3% in 2011, which was primarily due to an adverse change in the fair value of our credit default swap. The decrease in net investment income in 2011 also was attributable to a decline in investment yields as we increased our allocation to short-term investments and cash and cash equivalents. The impact of lower investment yields during 2011 was partially offset by having higher invested assets in 2011 compared to 2010.

Net investment income in 2012 included a favorable change in the fair value of our credit default swap of $16.6 million. Net investment income in 2011 included an adverse change in the fair value of our credit default swap of $4.1 million. Net investment income in 2010 included a favorable change in the fair value of our credit default swap of $1.7 million. The fair value of the credit default swap was a liability of $12.7 million and $29.3 million at December 31, 2012 and December 31, 2011, respectively.

Net realized investment gains were $31.6 million, $35.9 million and $36.4 million in 2012, 2011 and 2010, respectively. Net realized investment gains include both gains and losses from sales of securities and losses from write downs for other-than-temporary declines in the estimated fair value of investments. In 2012, net realized investment gains included $12.1 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $20.2 million and $12.2 million in 2011 and 2010, respectively. In 2012, 2011 and 2010, net realized investment gains were related to equity securities and fixed maturities that were sold because of our decision to reallocate capital to other equity securities or fixed maturities with greater potential for long-term investment returns. In 2010, net realized investment gains were also related to equity securities and fixed maturities that were sold because of tax planning strategies.

Net realized investment gains in 2012, 2011 and 2010 included $0.9 million, $0.5 million and $1.5 million, respectively, of realized losses from sales of fixed maturities and equity securities. Proceeds received on securities sold at a loss were $11.9 million in 2012, $18.5 million in 2011 and $36.0 million in 2010.

Approximately 99% of the gross realized losses in 2012 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2012 included $12.1 million of write downs for other-than-temporary declines in the estimated fair value of investments. These write downs were made with respect to five equity securities.

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

In 2012, net unrealized gains on investments increased $353.8 million primarily due to increases in the estimated fair value of our equity portfolio as a result of continued improvement in financial market conditions during 2012. In 2011, net unrealized gains on investments increased $182.7 million due to an increase in the estimated fair value of our fixed maturity portfolio as a result of a decline in interest rates during 2011. In 2010, net unrealized gains on investments increased $243.7 million, due to increases in the estimated fair value of both our fixed maturity and equity portfolios as a result of improved financial market conditions during the latter half of 2009 and 2010.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At December 31, 2012, we held securities with gross unrealized losses of $17.2 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at December 31, 2012. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected. See note 2(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

Non-Insurance Operations (Markel Ventures)

Our non-insurance operations, which we refer to collectively as Markel Ventures, are comprised of a diverse portfolio of industrial and service companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment, laminated furniture products and food processing equipment, an owner and operator of manufactured housing communities, a real estate investment fund manager, a retail intelligence services company, a manager of behavioral health programs, a provider of concierge medical and executive health services and a manufacturer and lessor of trailer tubes used by industrial, chemical and distribution companies to transport gas and liquids. In April 2012, we acquired an 85% controlling interest in Havco WP LLC (Havco), a privately held company based in Cape Girardeau, Missouri that manufactures laminated oak and composite wood flooring used in the assembly of truck trailers, intermodal containers and truck bodies. In July 2012, we acquired Tromp Bakery Equipment B.V., a Netherlands based global supplier of high-tech food processing equipment which designs and manufactures baking equipment and sheeting lines for pizza, pastry, pie, and specialty bread bakers worldwide. In September 2012, we acquired an 85% controlling interest in Reading Baking Systems, a leading global designer and manufacturer of industrial baking systems for the production of crackers, pretzels, cookies, and other baked snacks based in Reading, Pennsylvania.

We consolidate our non-insurance operations on a one-month lag. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. Revenues from our non-insurance operations were $489.4 million, $317.5 million and $166.5 million in 2012, 2011 and 2010, respectively. Net income to shareholders from our non-insurance operations was $13.5 million, $7.7 million and $4.2 million in 2012, 2011 and 2010, respectively. EBITDA from our non-insurance operations was $60.4 million, $37.3 million and $20.4 million in 2012, 2011 and 2010, respectively. Revenues, net income to shareholders and EBITDA from our non-insurance operations increased in 2012 compared to 2011 primarily due to our acquisitions of WI Holdings Inc. in late 2011 and Havco in 2012. Revenues, net income to shareholders and EBITDA from our non-insurance operations increased in 2011 compared to 2010 primarily due to our acquisitions of RD Holdings, LLC and Diamond Healthcare Corporation in late 2010.

Markel Ventures EBITDA is a non-GAAP financial measure and reflects income attributable to our ownership interest in Markel Ventures before interest, income taxes, depreciation and amortization. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including revenues and net income, to monitor and evaluate the performance of our non-insurance operations. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our non-insurance businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. The following table reconciles EBITDA of Markel Ventures to consolidated net income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Markel Ventures EBITDA	$60,361	$37,325	$20,412
Interest expense	(9,782)	(10,871)	(2,259)
Income tax expense	(7,868)	(4,335)	(3,558)
Depreciation expense	(14,205)	(5,106)	(3,239)
Amortization of intangible assets	(15,031)	(9,267)	(7,145)
Markel Ventures net income	13,475	7,746	4,211
Net income from other Markel operations	239,910	134,280	262,582
Net income to shareholders	$253,385	$142,026	$266,793

Interest expense for the years ended December 31, 2012 and 2011 includes intercompany interest expense of $6.4 million and $6.0 million, respectively.

Interest Expense and Income Taxes

Interest expense was $92.8 million in 2012 compared to $86.3 million in 2011 and $73.7 million in 2010. The increase in interest expense in 2012 compared to 2011 was due in part to our $350 million issuance in July 2012 of 4.90% unsecured senior notes due July 1, 2022. The increase in interest expense in 2011 compared to 2010 was due in part to our $250 million issuance in June 2011 of 5.35% unsecured senior notes due June 1, 2021.

The effective tax rate was 17% in 2012 compared to 22% in 2011. In both periods, the effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. Additionally, in 2012, we had higher earnings from our foreign operations, which are taxed at a lower rate. The effective tax rate was 9% in 2010, which included tax benefits associated with our foreign operations. Before considering the tax benefits related to foreign operations, the effective tax rate in 2010 was 22%, which differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The effective tax rate in 2010 included an 11% income tax benefit related to foreign operations as a result of a change in our plans regarding the amount of earnings considered indefinitely reinvested in foreign subsidiaries.

With few exceptions, we are no longer subject to income tax examination by tax authorities for years ended before January 1, 2009. See note 7 of the notes to consolidated financial statements for a discussion of factors affecting the realization of our gross deferred tax assets and unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our income tax returns.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $503.8 million, $251.9 million and $430.6 million in 2012, 2011 and 2010, respectively. Comprehensive income to shareholders for 2012 included an increase in net unrealized gains on investments, net of taxes, of $242.2 million and net income to shareholders of $253.4 million. Comprehensive income to shareholders for 2011 included an increase in net unrealized gains on investments, net of taxes, of $123.4 million and net income to shareholders of $142.0 million. Comprehensive income to shareholders for 2010 included an increase in net unrealized gains on investments, net of taxes, of $163.5 million and net income to shareholders of $266.8 million.

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the liability for losses and loss adjustment expenses at the end of 2007 for 2007 and all prior years, adjusted for commutations, foreign currency movements and other items, was originally estimated to be $4,346.5 million. Five years later, as of December 31, 2012, this amount was re-estimated to be $3,382.7 million, of which $2,245.4 million had been paid, leaving a reserve of $1,137.3 million for losses and loss adjustment expenses for 2007 and prior years remaining unpaid as of December 31, 2012.

The following table represents the development of reserves for losses and loss adjustment expenses for the period 2002 through 2012.

(dollars in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net reserves, end of year, adjusted for commutations, foreign currency movements and other	$2,966.8	3,426.6	3,838.1	4,196.4	4,296.7	4,346.5	4,564.7	4,550.2	4,616.0	4,638.1	4,592.7
Paid (cumulative) as of:
One year later	702.1	679.6	717.2	799.5	783.8	727.6	759.5	796.1	898.3	932.0
Two years later	1,214.1	1,194.1	1,256.5	1,375.4	1,312.1	1,270.8	1,364.8	1,417.0	1,531.0
Three years later	1,615.7	1,597.8	1,667.4	1,752.4	1,689.6	1,686.3	1,841.0	1,881.5
Four years later	1,932.5	1,914.7	1,932.9	2,018.2	1,994.1	1,983.9	2,189.7
Five years later	2,171.6	2,105.6	2,114.0	2,243.3	2,201.5	2,245.4
Six years later	2,317.7	2,235.8	2,293.2	2,406.5	2,396.8
Seven years later	2,418.7	2,382.1	2,418.4	2,581.1
Eight years later	2,537.0	2,487.4	2,545.1
Nine years later	2,624.5	2,604.5
Ten years later	2,730.4
Reserves re-estimated as of:
One year later	3,095.4	3,460.5	3,787.5	4,064.0	4,099.4	4,182.7	4,329.3	4,272.1	4,262.2	4,239.1
Two years later	3,279.7	3,481.0	3,632.8	3,913.7	3,960.4	3,947.3	4,092.5	3,928.9	3,887.0
Three years later	3,354.9	3,416.5	3,548.3	3,809.8	3,773.1	3,732.9	3,827.7	3,636.5
Four years later	3,342.2	3,412.8	3,520.3	3,700.2	3,612.5	3,531.7	3,631.5
Five years later	3,374.9	3,433.1	3,474.0	3,588.2	3,458.1	3,382.7
Six years later	3,416.1	3,408.9	3,391.9	3,473.8	3,359.8
Seven years later	3,418.3	3,353.0	3,308.7	3,408.3
Eight years later	3,387.1	3,299.7	3,261.8
Nine years later	3,351.4	3,266.4
Ten years later	3,322.9
Net cumulative redundancy (deficiency)	$(356.1)	160.2	576.3	788.1	936.9	963.8	933.2	913.7	729.0	399.0
Cumulative %	(12)%	5%	15%	19%	22%	22%	20%	20%	16%	9%
Gross reserves, end of year, adjusted for commutations, foreign currency movements and other	$4,337.4	4,784.4	5,210.7	5,975.4	5,409.0	5,298.2	5,542.7	5,383.7	5,390.4	5,419.9	5,371.4
Reinsurance recoverable, adjusted for commutations, foreign currency movements and other	1,370.6	1,357.8	1,372.6	1,779.0	1,112.3	951.7	978.0	833.5	774.4	781.8	778.8
Net reserves, end of year, adjusted for commutations, foreign currency movements and other	$2,966.8	3,426.6	3,838.1	4,196.4	4,296.7	4,346.5	4,564.7	4,550.2	4,616.0	4,638.1	4,592.7
Gross re-estimated reserves	4,831.5	4,605.6	4,497.6	5,025.7	4,347.3	4,215.1	4,495.2	4,392.9	4,620.3	5,015.2
Re-estimated recoverable	1,508.6	1,339.2	1,235.8	1,617.4	987.5	832.4	863.7	756.4	733.3	776.1
Net re-estimated reserves	$3,322.9	3,266.4	3,261.8	3,408.3	3,359.8	3,382.7	3,631.5	3,636.5	3,887.0	4,239.1
Gross cumulative redundancy (deficiency)	$(494.1)	178.8	713.1	949.7	1,061.7	1,083.1	1,047.5	990.8	770.1	404.7

Net cumulative redundancy (deficiency) represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the liability for losses and loss adjustment expenses developed a $963.8 million redundancy from December 31, 2007 to December 31, 2012. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy (deficiency) is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance. The net and gross cumulative redundancies as of December 31, 2012 for 2011 and prior years were primarily due to redundancies that developed during 2012 at Markel International and on our professional and products liability and casualty programs within the Excess and Surplus Lines segment on the 2003 to 2011 accident years. See "Underwriting Results" for further discussion of changes in prior years' loss reserves.

See note 8 of the notes to consolidated financial statements and the discussion under "Critical Accounting Estimates" for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 28% at both December 31, 2012 and December 31, 2011. From time to time, our debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to total capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

At December 31, 2012, our holding company (Markel Corporation) held $1.4 billion of invested assets, which approximated 16 times annual interest expense of the holding company, compared to $1.2 billion of invested assets at December 31, 2011. In order to maintain prudent levels of liquidity, we seek to maintain invested assets at Markel Corporation of at least two times annual interest expense. The excess liquidity at Markel Corporation is available to increase capital at our insurance subsidiaries, complete acquisitions, repurchase shares of our common stock or retire debt.

Under the terms of the agreements in which we acquired controlling interests in certain non-insurance subsidiaries, the remaining equity interests have the option to sell their interests to us in the future. These redeemable noncontrolling interests generally become redeemable through 2018; however, the occurrence, timing and redemption value of these transactions is uncertain. As of December 31, 2012, redeemable noncontrolling interests totaled $86.2 million.

In October 2010, we completed our acquisition of Aspen Holdings, Inc. (Aspen). As part of the consideration for this acquisition, Aspen shareholders received contingent value rights that may result in the payment of additional cash consideration depending, among other things, upon the development of pre-acquisition loss reserves and loss sensitive profit commissions over time. Based on current expectations, we believe that it is unlikely that any contingent consideration will be paid related to the contingent value rights.

Our Board of Directors has approved the repurchase of up to $200 million of common stock under a share repurchase program (the Program). Under the Program, we may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2012, we had repurchased 154,842 shares of our common stock at a cost of $60.5 million under the Program.

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

The holding company has historically relied upon dividends from its domestic subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. At December 31, 2012, our domestic insurance subsidiaries could pay ordinary dividends of $186.5 million during the following twelve months under these laws.

There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay. We must provide 14 days advance notice to the Financial Services Authority before receiving dividends from MIICL. In addition, our foreign insurance subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose. At December 31, 2012, earnings of our foreign subsidiaries are considered reinvested indefinitely. At December 31, 2012, cash and cash equivalents and short-term investments of $566.8 million were held by our foreign subsidiaries and will not be made available for distributions to the holding company. We do not expect the amount of cash and cash equivalents and short-term investments that we consider reinvested indefinitely to have a material effect on our liquidity or capital resources.

Net cash provided by operating activities was $392.5 million, $311.3 million and $223.3 million in 2012, 2011 and 2010, respectively. The increase in 2012 compared to 2011 was due to higher cash flows from underwriting activities and our non-insurance operations. The higher cash flows from underwriting activities were a result of higher premium volume in each of our three operating segments. The higher cash flows from our non-insurance operations were primarily due to recent acquisitions. The increase in 2011 compared to 2010 was due to higher cash flows from underwriting activities in the Specialty Admitted segment.

Net cash used by investing activities was $339.5 million, $474.3 million and $283.3 million in 2012, 2011 and 2010, respectively. During 2012 and 2011, we have increased our holdings of equity securities to take advantage of opportunities in the equity markets. Also during this time, we increased our holdings of cash and cash equivalents and short-term investments and reduced our holdings of fixed maturities, earning slightly lower investment yields. Due to the current low interest rate environment, we have chosen to take a more defensive posture in order to maintain a high level of liquidity and have flexibility in how we allocate capital. We were also planning for increased claims settlement activity resulting from the higher amount of catastrophe losses incurred during 2011 and 2012. During 2010, given the improvement in the financial markets over the latter half of 2009 and continuing into 2010, we increased our purchases of fixed maturities and equity securities and gradually shifted our investment portfolio's allocation from short-term investments and cash and cash equivalents to higher yielding investment securities. Net cash used by investing activities included $243.7 million, $120.1 million and $214.2 million of cash, net of cash acquired, used to complete acquisitions in 2012, 2011 and 2010, respectively. See note 21 of the notes to consolidated financial statements for a discussion of acquisitions.

Invested assets increased to $9.3 billion at December 31, 2012 from $8.7 billion at December 31, 2011. Net unrealized gains on investments, net of taxes, were $946.9 million at December 31, 2012 compared to $704.7 million at December 31, 2011. The increase in net unrealized gains on investments, net of taxes, in 2012 was primarily due to an increase in the estimated fair value of our equity portfolio as a result of improving market conditions during 2012. Equity securities were $2.4 billion, or 26% of invested assets, at December 31, 2012 compared to $1.9 billion, or 21% of invested assets, at December 31, 2011. See note 2(h) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash provided by financing activities was $142.0 million and $194.6 million in 2012 and 2011, respectively, compared to net cash used by financing activities of $45.6 million in 2010. During 2012, we received net proceeds of $347.2 million associated with the issuance of $350 million of 4.90% unsecured senior notes due July 1, 2022. We used a portion of these proceeds to redeem our 7.50% unsecured debentures due August 22, 2046 at a redemption price equal to 100% of their principal amount, or $150 million. Proceeds were also used to pre-fund the repayment of our 6.80% unsecured senior notes due February 15, 2013 at their maturity ($246.7 million principal amount outstanding at December 31, 2012). During 2012, 2011 and 2010, cash of $16.9 million, $42.9 million and $45.2 million, respectively, was used to repurchase shares of our common stock. During 2011, we received net proceeds of $247.9 million associated with the issuance of $250 million of 5.35% unsecured senior notes due June 1, 2021.

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

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial conditions of our reinsurers, and we assess our concentration of credit risk on a regular basis. At December 31, 2012, our reinsurance recoverable balance for the ten largest reinsurers was $662.4 million, representing 74% of our consolidated balance, before considering allowances for bad debts. All of our ten largest reinsurers were rated "A" or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $222.6 million at December 31, 2012, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. See note 13 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that reinsurance recoverable balances are collectible, deterioration in reinsurers' ability to pay or collection disputes could adversely affect our operating cash flows, financial position and results of operation.

The following table reconciles case reserves and IBNR reserves, by segment, to unpaid losses and loss adjustment expenses reported on our consolidated balance sheets.

(dollars in thousands)	Excess & Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)	Consolidated
December 31, 2012
Case reserves	$600,002	$269,163	$933,992	$273,354	$2,076,511
IBNR reserves	1,552,251	526,930	1,024,257	191,477	3,294,915
Total	$2,152,253	$796,093	$1,958,249	$464,831	$5,371,426
December 31, 2011
Case reserves	$639,302	$237,114	$989,981	$279,066	$2,145,463
IBNR reserves	1,595,916	480,528	991,914	185,048	3,253,406
Total	$2,235,218	$717,642	$1,981,895	$464,114	$5,398,869

Unpaid losses and loss adjustment expenses were $5.4 billion at both December 31, 2012 and 2011. The decrease in the Excess and Surplus Lines segment's loss reserves in 2012 was primarily due to large payments for claim settlements in 2012. The increase in the Specialty Admitted segment's loss reserves in 2012 was primarily due to increased premium volume in 2012 compared to 2011. See note 8 of the notes to consolidated financial statements and "Critical Accounting Estimates" for a discussion of estimates and assumptions related to unpaid losses and loss adjustment expenses.

The following table summarizes our contractual cash payment obligations at December 31, 2012.

	Payments Due by Period (1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt and other debt(2)	$2,226,219	$329,681	$148,392	$154,716	$1,593,430
Operating leases	211,601	23,324	41,427	30,416	116,434
Unpaid losses and loss adjustment expenses (estimated)	5,371,426	1,358,626	1,801,554	999,531	1,211,715
Total	$7,809,246	$1,711,631	$1,991,373	$1,184,663	$2,921,579

(1)	See notes 8, 9 and 14 of the notes to consolidated financial statements for further discussion of these obligations.

(2)	Amounts include interest.

Senior long-term debt and other debt, excluding unamortized discount, was $1.5 billion and $1.3 billion at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, there were no amounts outstanding under our $150 million revolving credit facility.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2012. To the extent that we are not in compliance with our covenants, our access to the credit facility could be restricted. While we believe this to be unlikely, the inability to access the credit facility could adversely affect our liquidity. See note 9 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

Reserves for unpaid losses and loss adjustment expenses represent future contractual obligations associated with insurance and reinsurance contracts issued to our policyholders. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2012. Payment patterns for losses and loss adjustment expenses were generally based upon paid development factors over the past 10 years for each of our insurance subsidiaries. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the preceding table.

At December 31, 2012, we had unrecognized tax benefits of $18.9 million related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with our unrecognized tax benefits, we are unable to make a reasonably reliable estimate of the amount and period in which any liabilities might be paid. See note 7 of the notes to consolidated financial statements for further discussion of our expectations regarding changes in unrecognized tax benefits during 2013.

At December 31, 2012, we had $1.9 billion of invested assets held in trust or on deposit for the benefit of policyholders, reinsurers or banks in the event of a default on our obligations. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 2(h) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. At December 31, 2012, the capital and surplus of each of our domestic insurance subsidiaries was above the minimum regulatory thresholds.

Capital adequacy of our international insurance subsidiaries is regulated by the Financial Services Authority. At December 31, 2012, the capital and surplus of each of our international insurance subsidiaries was above the minimum regulatory thresholds.

Upon closing of the Alterra transaction, which is expected to occur in the first half of 2013, each issued and outstanding share of Alterra common stock (other than shares as to which appraisal rights are exercised and restricted shares that do not vest in connection with the transaction) would be converted into the right to receive (1) 0.04315 shares of our common stock and (2) $10.00 in cash. The aggregate cash to be paid to Alterra shareholders would be approximately $1.0 billion. It is a condition of closing that Alterra have no less than $500 million in immediately available unrestricted funds. We anticipate using these funds, along with cash on hand at Markel Corporation, to make the payments to shareholders.

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

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. General concern exists about the number of municipalities experiencing financial difficulties in light of the adverse economic conditions experienced over the past several years. We manage the exposure to credit risk in our municipal bond portfolio by investing in high quality securities and by diversifying our holdings, which are typically either general obligation or revenue bonds related to essential products and services.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 94% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2012, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

We obtain information from news services, rating agencies and various financial market participants to assess potential negative impacts on a country or company's financial risk profile. We analyze concentrations within our fixed maturity portfolio by country, currency and issuer, which allows us to assess our level of diversification with respect to these exposures, reduce troubled exposures should they occur and mitigate any future financial distress that these exposures could cause. The following tables present the estimated fair values of foreign exposures included in our fixed maturity portfolio.

	December 31, 2012
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$36,233	$2,641	$38,874
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	146,173	170,758	102,952	419,883
Supranationals	—	113,025	—	113,025
Other European exposures (excluding Eurozone)	6,442	19,803	71,132	97,377
Total European exposures	152,615	339,819	176,725	669,159
All other foreign (non-European) exposures	403,993	73,019	54,420	531,432
Total foreign exposures	$556,608	$412,838	$231,145	$1,200,591

	December 31, 2011
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$13,763	$37,645	$2,502	$53,910
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	153,487	183,223	136,710	473,420
Supranationals	—	136,777	—	136,777
Other European exposures (excluding Eurozone)	6,405	41,532	72,307	120,244
Total European exposures	173,655	399,177	211,519	784,351
All other foreign (non-European) exposures	443,159	82,976	80,812	606,947
Total foreign exposures	$616,814	$482,153	$292,331	$1,391,298

The estimated fair value of our investment portfolio at December 31, 2012 was $9.3 billion, 74% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 26% of which was invested in equity securities. At December 31, 2011, the estimated fair value of our investment portfolio was $8.7 billion, 79% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 21% of which was invested in equity securities.

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

At December 31, 2012, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility. At December 31, 2012, our ten largest equity holdings represented $1.2 billion, or 49%, of the equity portfolio. Investments in the property and casualty insurance industry represented $440.2 million, or 18%, of our equity portfolio at December 31, 2012. Our investments in the property and casualty insurance industry included a $280.2 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the equity holdings of our insurance subsidiaries.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2012 and 2011. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders' Equity
As of December 31, 2012
Equity securities	$2,407	35% increase	$3,249	14.7%
		35% decrease	1,565	(14.7)
As of December 31, 2011
Equity securities	$1,874	35% increase	$2,530	13.0%
		35% decrease	1,218	(13.0)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 2.7 years and an average rating of "AA." See note 2(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2012 and 2011. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders' Equity
Fixed Maturity Investments
As of December 31, 2012
Total fixed maturity investments (1)	$6,926	200 bp decrease	$7,326	5.8%	7.2%
		100 bp decrease	7,123	2.8	3.5
		100 bp increase	6,721	(3.0)	(3.6)
		200 bp increase	6,504	(6.1)	(7.5)
As of December 31, 2011
Total fixed maturity investments (1)	$6,854	200 bp decrease	$7,370	7.5%	10.4%
		100 bp decrease	7,114	3.8	5.3
		100 bp increase	6,581	(4.0)	(5.5)
		200 bp increase	6,305	(8.0)	(11.0)
Liabilities (2)
As of December 31, 2012
Borrowings	$1,688	200 bp decrease	$1,916
		100 bp decrease	1,796
		100 bp increase	1,591
		200 bp increase	1,503
As of December 31, 2011
Borrowings	$1,391	200 bp decrease	$1,551
		100 bp decrease	1,466
		100 bp increase	1,323
		200 bp increase	1,262

(1)	Includes short-term investments and cash and cash equivalents.

(2)	Changes in estimated fair value have no impact on shareholders' equity.

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

At December 31, 2012 and 2011, approximately 88% of our invested assets were denominated in United States Dollars. At those dates, the largest foreign currency exposure was United Kingdom Sterling. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate increased by 25%, shareholders' equity at December 31, 2012 and 2011 would have changed by approximately $11.5 million and $10.5 million, respectively. If Sterling assets and liabilities had been mismatched by 10% and the United States Dollar/United Kingdom Sterling exchange rate decreased by 25%, shareholders' equity at December 31, 2012 and 2011 would have changed by approximately $9.4 million and $8.6 million, respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

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

Controls and Procedures

As of December 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2012. See Management's Report on Internal Control over Financial Reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

•	the effect of cyclical trends, including demand and pricing in the insurance and reinsurance markets;

•	actions by competitors, including consolidation, and the effect of competition on market trends and pricing;

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

•
the frequency and severity of man-made and natural catastrophes (including earthquakes and weather-related catastrophes) may exceed expectations, is unpredictable and, in the case of weather-related catastrophes, may be exacerbated if, as many forecast, conditions in the oceans and atmosphere result in increased hurricane or other adverse weather-related activity;

•
changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our asbestos and environmental reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	adverse developments in insurance coverage litigation or other legal or administrative proceedings could result in material increases in our estimates of loss reserves;

•	the failure of any loss limitation methods employed;

•	changes in the availability, costs and quality of reinsurance coverage which may impact our ability to write certain lines of business;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due;

•	after the commutation of ceded reinsurance contracts, any subsequent adverse development in the re-assumed loss reserves will result in a charge to earnings;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital;

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

•	economic conditions may adversely affect access to capital and credit markets;

•
we have substantial investments in municipal bonds (approximately $2.8 billion at December 31, 2012) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

•	we have recently completed a number of acquisitions and may engage in additional acquisition activity in the future, which may increase operational and control risks for a period of time;

•	the failure to complete the acquisition of Alterra Capital Holdings Limited announced on December 19, 2012;

•	the amount of the costs, fees, expenses and charges related to our acquisition of Alterra may exceed our expectations;

•	we may not realize the contemplated benefits, including cost savings and synergies, of our acquisition of Alterra;

•	we may have difficulties retaining all business previously written by Markel and Alterra following our acquisition of Alterra;

•	loss of services of any executive officers or other key personnel in conjunction with our acquisition of Alterra or otherwise could impact our operations; and

•	adverse changes in our assigned financial strength or debt ratings as a result of our acquisition of Alterra or otherwise could impact our ability to attract and retain business or obtain capital.

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

	Years Ended December 31,
	2007(1)	2008	2009	2010	2011	2012
Markel Corporation	100	61	69	77	84	88
S&P 500	100	63	80	92	94	109
Dow Jones Property & Casualty Insurance	100	76	82	98	103	123

(1)	$100 invested on December 31, 2007 in our common stock or the listed index. Includes reinvestment of dividends.

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 11, 2013 was approximately 400. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 50,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2012 were $502.20 and $398.65, respectively. See note 22 of the notes to consolidated financial statements for additional common stock price information.

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

Annual Shareholders' Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at Richmond CenterStage, 600 East Grace Street, Richmond, Virginia at 4:30 p.m., May 13, 2013.

Corporate Offices

Markel Corporation, 4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148
(804) 747-0136 (800) 446-6671

Executive Officers

Alan I. Kirshner
Chairman of the Board and Chief Executive Officer since 1986. Director since 1978. Age 77.

Anthony F. Markel
Vice Chairman since May 2008. President and Chief Operating Officer from March 1992 to May 2008. Director since 1978. Age 71.

Steven A. Markel
Vice Chairman since March 1992. Director since 1978. Age 64.

F. Michael Crowley
President and Co-Chief Operating Officer since May 2010. President, Markel Specialty from February 2009 to May 2010. President of Willis HRH North America from October 2008 to January 2009. President of Hilb Rogal & Hobbs Company from September 2005 to October 2008. Age 61.

Thomas S. Gayner
President and Chief Investment Officer since May 2010. Chief Investment Officer since January 2001. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 to 2004. Age 51.

Richard R. Whitt, III
President and Co-Chief Operating Officer since May 2010. Senior Vice President and Chief Financial Officer from May 2005 to May 2010. Age 49.

Gerard Albanese, Jr.
Executive Vice President and Chief Underwriting Officer since May 2010. Chief Underwriting Officer since January 2009. President and Chief Operating Officer, Markel International Limited, a subsidiary, from September 2003 to August 2008. Age 60.

Britton L. Glisson
Chief Administrative Officer since February 2009. President, Markel Insurance Company, a subsidiary, from October 1996 to March 2009. Age 56.

Bradley J. Kiscaden
Executive Vice President and Chief Actuarial Officer since July 2012. Chief Actuarial Officer since March 1999. Age 50.

Anne G. Waleski
Vice President and Chief Financial Officer since May 2010. Treasurer from August 2003 to November 2011. Age 46.

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Agreement and Plan of Merger, dated as of December 18, 2012, by and among Alterra Capital Holdings Limited, Markel Corporation and Commonwealth Merger Subsidiary Limited (2.1)[a]

3(i)	Amended and Restated Articles of Incorporation (3.1)[b]

3(ii)	Bylaws, as amended (3.1)[c]

4.1	Form of Amended and Restated Credit Agreement dated as of September 23, 2011 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4.1)[d]

4.2
Form of Consent dated as of June 25, 2012 regarding Amended and Restated Credit Agreement dated as of September 23, 2011 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4.2)[e]

4.3	Indenture dated as of June 5, 2001 between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)[f]

4.4
Form of Second Supplemental Indenture dated as of February 25, 2003 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.1)[g]

4.5
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[h]

4.6
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[i]

4.7
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[j]

4.8
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[k]

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant's subsidiaries shown on the Consolidated Balance Sheet of the registrant at December 31, 2012, and the respective Notes thereto, included in this Annual Report on Form 10-K.

Exhibit No.	Document Description

10.1
Form of Parent Shareholder Voting Agreements, dated as of December 18, 2012, by and among Alterra Capital Holdings Limited, and each of the shareholders of Markel Corporation listed on Schedule A thereto (10.2)[a]

10.2	Markel Corporation 2012 Equity Incentive Compensation Plan (Appendix A)[l]

10.3	Form of Amended and Restated Employment Agreement with Alan I. Kirshner (10.2)[m]

10.4	Form of Amended and Restated Employment Agreement with Steven A. Markel (10.3)[m]

10.5	Form of Amended and Restated Employment Agreement with Anthony F. Markel (10.4)[m]

10.6	Form of Executive Employment Agreement with F. Michael Crowley, Thomas S. Gayner, Richard R. Whitt, III, Gerard Albanese, Jr., Britton L. Glisson, Anne G. Waleski and Bradley J. Kiscaden (10.5)[m]

10.7	Schedule of Base Annual Salaries for Executive Officers (10.1)[n]

10.8	Markel Corporation Executive Bonus Plan (10.3)[o]

10.9	Description of Awards Under Executive Bonus Plan (10.1)[p]

10.10	Employee Stock Purchase and Bonus Plan (10.9)[m]

10.11	Markel Corporation Omnibus Incentive Plan (Appendix B)[q]

10.12	Form of Restricted Stock Award Agreement for Outside Directors (10.2)[r]

10.13	Form of Restricted Stock Unit Award for Executive Officers (10.1)[s]

10.14	Form of 2009 Restricted Stock Unit Award Agreement for Executive Officers (10.2)[t]

10.15	Form of Restricted Stock Unit Award Agreement for Executive Officers (revised 2010) (10.2)[u]

10.16	Form of Amended and Restated May 2010 Restricted Stock Unit Award Agreement for Executive Officers (10.1)[v]

10.17	May 2010 Restricted Stock Units Deferral Election Form (10.2)[v]

10.18	Description of Permitted Acceleration of Vesting Date of Restricted Stock Units by Up to Thirty Days (10.2)[w]

10.19	Form of May 2011 Restricted Stock Unit Award Agreement for Anne Waleski (10.1)[b]

10.20	Description of Non-Employee Director Compensation (10.1)[d]

10.21	Aspen Holdings, Inc. Amended and Restated 2008 Stock Option Plan (99.1)[x]

10.22	Form of Time Based Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Plan**

10.23	Form of Performance Based Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Plan**

10.24	Restricted Stock Units Deferral Election Form for the 2012 Equity Plan**

21	Certain Subsidiaries of Markel Corporation**

23	Consent of KPMG LLP**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

#    Markel agrees to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request.
**    Filed with this report

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on December 19, 2012.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 13, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on November 18, 2011.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2011.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2012.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 5, 2001.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on February 25, 2003.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on August 11, 2004.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on September 21, 2009.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 31, 2011.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

l.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant's Proxy Statement and Definitive 14A filed March 16, 2012.

m.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-K for the year ended December 31, 2008.

n.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2012.

o.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 27, 2005.

p.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2012.

q.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant's Proxy Statement and Definitive 14A filed April 2, 2003.

r.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2012.

s.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 3, 2008.

t.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2009.

u.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2010.

v.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2010.

w.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2008.

x.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's Registration Statement on Form S-8 (Reg. No. 333-170047).

y.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-K for the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	/s/ Steven A. Markel
Steven A. Markel
Vice Chairman
February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan I. Kirshner	Chairman of the Board of Directors and	February 28, 2013
Alan I. Kirshner	Chief Executive Officer

/s/ Anthony F. Markel	Director	February 28, 2013
Anthony F. Markel

/s/ Steven A. Markel	Director	February 28, 2013
Steven A. Markel

/s/ Anne G. Waleski	Vice President and Chief Financial Officer	February 28, 2013
Anne G. Waleski	(Principal Financial Officer)

/s/ Nora N. Crouch	Controller and Chief Accounting Officer	February 28, 2013
Nora N. Crouch	(Principal Accounting Officer)

/s/ J. Alfred Broaddus, Jr.	Director	February 28, 2013
J. Alfred Broaddus, Jr.

/s/ Douglas C. Eby	Director	February 28, 2013
Douglas C. Eby

/s/ Stewart M. Kasen	Director	February 28, 2013
Stewart M. Kasen

/s/ Lemuel E. Lewis	Director	February 28, 2013
Lemuel E. Lewis

/s/ Darrell D. Martin	Director	February 28, 2013
Darrell D. Martin

/s/ Jay M. Weinberg	Director	February 28, 2013
Jay M. Weinberg

/s/ Debora J. Wilson	Director	February 28, 2013
Debora J. Wilson