Form 10-Q
period 2013-03-31
MARKEL CORP
filed 2013-04-30
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at April 23, 2013: 9,630,095

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $4,424,168 in 2013 and $4,562,278 in 2012)	$4,809,825	$4,979,283
Equity securities (cost of $1,407,908 in 2013 and $1,387,305 in 2012)	2,708,449	2,406,951
Short-term investments (estimated fair value approximates cost)	1,380,318	973,330
Total Investments	8,898,592	8,359,564
Cash and cash equivalents	899,075	973,181
Receivables	511,073	413,883
Reinsurance recoverable on unpaid losses	721,813	778,774
Reinsurance recoverable on paid losses	52,679	51,145
Deferred policy acquisition costs	178,682	157,465
Prepaid reinsurance premiums	114,175	110,332
Goodwill and intangible assets	1,074,925	1,049,225
Other assets	666,977	663,019
Total Assets	$13,117,991	$12,556,588
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$5,286,068	$5,371,426
Unearned premiums	1,094,312	1,000,261
Payables to insurance companies	134,405	103,212
Senior long-term debt and other debt (estimated fair value of $1,968,000 in 2013 and $1,688,000 in 2012)	1,732,250	1,492,550
Other liabilities	640,034	613,897
Total Liabilities	8,887,069	8,581,346
Redeemable noncontrolling interests	74,501	86,225
Commitments and contingencies
Shareholders’ equity:
Common stock	911,330	908,980
Retained earnings	2,160,060	2,068,340
Accumulated other comprehensive income	1,080,119	911,337
Total Shareholders’ Equity	4,151,509	3,888,657
Noncontrolling interests	4,912	360
Total Equity	4,156,421	3,889,017
Total Liabilities and Equity	$13,117,991	$12,556,588
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$564,587	$529,596
Net investment income	64,617	79,794
Net realized investment gains	17,917	11,909
Other revenues	172,743	111,836
Total Operating Revenues	819,864	733,135
OPERATING EXPENSES
Losses and loss adjustment expenses	287,896	288,521
Underwriting, acquisition and insurance expenses	228,673	238,697
Amortization of intangible assets	9,615	8,804
Other expenses	152,317	100,404
Total Operating Expenses	678,501	636,426
Operating Income	141,363	96,709
Interest expense	23,574	22,167
Income Before Income Taxes	117,789	74,542
Income tax expense	28,526	16,829
Net Income	89,263	57,713
Net income attributable to noncontrolling interests	361	460
Net Income to Shareholders	$88,902	$57,253

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$181,599	$153,455
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	249	(138)
Reclassification adjustments for net gains included in net income	(12,255)	(7,931)
Change in net unrealized gains on investments, net of taxes	169,593	145,386
Change in foreign currency translation adjustments, net of taxes	(1,181)	2,823
Change in net actuarial pension loss, net of taxes	370	483
Total Other Comprehensive Income	168,782	148,692
Comprehensive Income	258,045	206,405
Comprehensive income attributable to noncontrolling interests	361	460
Comprehensive Income to Shareholders	$257,684	$205,945

NET INCOME PER SHARE
Basic	$9.53	$5.94
Diluted	$9.50	$5.92
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(Unaudited)

(dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2011	$891,507	$1,835,086	$660,920	$3,387,513	$602	$3,388,115	$74,231
Net income (loss)		57,253	—	57,253	(321)	56,932	781
Other comprehensive income		—	148,692	148,692	—	148,692	—
Comprehensive Income (Loss)				205,945	(321)	205,624	781
Issuance of common stock	8,274	—	—	8,274	—	8,274	—
Repurchase of common stock	—	(2,299)	—	(2,299)	—	(2,299)	—
Restricted stock units expensed	2,366	—	—	2,366	—	2,366	—
Other	294	—	—	294	—	294	(1,418)
March 31, 2012	$902,441	$1,890,040	$809,612	$3,602,093	$281	$3,602,374	$73,594

December 31, 2012	$908,980	$2,068,340	$911,337	$3,888,657	$360	$3,889,017	$86,225
Net income (loss)		88,902	—	88,902	(448)	88,454	809
Other comprehensive income		—	168,782	168,782	—	168,782	—
Comprehensive Income (Loss)				257,684	(448)	257,236	809
Issuance of common stock	19	—	—	19	—	19	—
Restricted stock units expensed	2,583	—	—	2,583	—	2,583	—
Adjustment of redeemable noncontrolling interests	—	2,886	—	2,886	—	2,886	(2,886)
Purchase of noncontrolling interest	(283)	—	—	(283)	—	(283)	(8,157)
Other	31	(68)	—	(37)	5,000	4,963	(1,490)
March 31, 2013	$911,330	$2,160,060	$1,080,119	$4,151,509	$4,912	$4,156,421	$74,501
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$89,263	$57,713
Adjustments to reconcile net income to net cash provided (used) by operating activities	(33,709)	(122,105)
Net Cash Provided (Used) By Operating Activities	55,554	(64,392)
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	52,834	69,063
Proceeds from maturities, calls and prepayments of fixed maturities	120,711	119,291
Cost of fixed maturities and equity securities purchased	(62,775)	(205,926)
Net change in short-term investments	(410,662)	79,233
Acquisitions, net of cash acquired	(36,531)	(80,870)
Additions to property and equipment	(14,442)	(12,917)
Other	(2,438)	1,476
Net Cash Used By Investing Activities	(353,303)	(30,650)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	507,969	32,317
Repayments of senior long-term debt and other debt	(268,522)	(27,868)
Repurchases of common stock	(169)	(2,299)
Distributions to noncontrolling interests	(2,032)	(1,615)
Purchase of redeemable noncontrolling interests	(8,440)	—
Other	2,383	8,568
Net Cash Provided By Financing Activities	231,189	9,103
Effect of foreign currency rate changes on cash and cash equivalents	(7,546)	2,704
Decrease in cash and cash equivalents	(74,106)	(83,235)
Cash and cash equivalents at beginning of period	973,181	775,032
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$899,075	$691,797
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

The consolidated balance sheet as of March 31, 2013 and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2012 was derived from Markel Corporation’s audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Readers are urged to review the Company’s 2012 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies.

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

2. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Net income to shareholders	$88,902	$57,253
Adjustment of redeemable noncontrolling interests	2,886	—
Adjusted net income to shareholders	$91,788	$57,253

Basic common shares outstanding	9,636	9,642
Dilutive potential common shares	30	29
Diluted shares outstanding	9,666	9,671
Basic net income per share	$9.53	$5.94
Diluted net income per share	$9.50	$5.92

3. Reinsurance

The following table summarizes the effect of reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2013		2012
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$597,419	$538,142	$518,540	$509,589
Assumed	145,881	102,127	130,078	83,842
Ceded	(80,312)	(75,682)	(67,452)	(63,835)
Net premiums	$662,988	$564,587	$581,166	$529,596

Incurred losses and loss adjustment expenses for the three months ended March 31, 2012 were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $40.1 million.

4. Investments

a)	The following tables summarize the Company’s available-for-sale investments.

	March 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$302,194	$17,591	$(1)	$—	$319,784
Obligations of states, municipalities and political subdivisions	2,540,488	228,229	(378)	—	2,768,339
Foreign governments	484,674	48,925	—	—	533,599
Residential mortgage-backed securities	174,678	13,054	(2)	(2,258)	185,472
Asset-backed securities	12,916	413	—	—	13,329
Corporate bonds	909,218	86,583	—	(6,499)	989,302
Total fixed maturities	4,424,168	394,795	(381)	(8,757)	4,809,825
Equity securities:
Insurance companies, banks and trusts	410,482	497,053	—	—	907,535
Industrial, consumer and all other	997,426	805,230	(1,742)	—	1,800,914
Total equity securities	1,407,908	1,302,283	(1,742)	—	2,708,449
Short-term investments	1,380,301	23	(6)	—	1,380,318
Investments, available-for-sale	$7,212,377	$1,697,101	$(2,129)	$(8,757)	$8,898,592

	December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$297,663	$19,844	$—	$—	$317,507
Obligations of states, municipalities and political subdivisions	2,586,867	245,057	(362)	—	2,831,562
Foreign governments	503,844	52,764	—	—	556,608
Residential mortgage-backed securities	202,644	14,996	(5)	(2,258)	215,377
Asset-backed securities	13,828	517	—	—	14,345
Corporate bonds	957,432	93,395	(121)	(6,822)	1,043,884
Total fixed maturities	4,562,278	426,573	(488)	(9,080)	4,979,283
Equity securities:
Insurance companies, banks and trusts	508,771	389,434	(138)	—	898,067
Industrial, consumer and all other	878,534	637,783	(7,433)	—	1,508,884
Total equity securities	1,387,305	1,027,217	(7,571)	—	2,406,951
Short-term investments	973,318	26	(14)	—	973,330
Investments, available-for-sale	$6,922,901	$1,453,816	$(8,073)	$(9,080)	$8,359,564

b)	The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2013
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$4,930	$(1)	$—	$—	$4,930	$(1)
Obligations of states, municipalities and political subdivisions	1,279	(10)	5,526	(368)	6,805	(378)
Residential mortgage-backed securities	—	(2,258)	194	(2)	194	(2,260)
Corporate bonds	—	(6,499)	—	—	—	(6,499)
Total fixed maturities	6,209	(8,768)	5,720	(370)	11,929	(9,138)
Equity securities:
Industrial, consumer and all other	42,833	(1,718)	74	(24)	42,907	(1,742)
Total equity securities	42,833	(1,718)	74	(24)	42,907	(1,742)
Short-term investments	116,865	(6)	—	—	116,865	(6)
Total	$165,907	$(10,492)	$5,794	$(394)	$171,701	$(10,886)

At March 31, 2013, the Company held 32 securities with a total estimated fair value of $171.7 million and gross unrealized losses of $10.9 million. Of these 32 securities, 12 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $5.8 million and gross unrealized losses of $0.4 million. Of these securities, 11 securities were fixed maturities and one was an equity security. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold the equity security for a period of time sufficient to allow for the anticipated recovery of its fair value.

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

c)	The amortized cost and estimated fair value of fixed maturities at March 31, 2013 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$323,583	$328,259
Due after one year through five years	1,188,860	1,293,172
Due after five years through ten years	1,506,235	1,647,735
Due after ten years	1,217,896	1,341,858
	4,236,574	4,611,024
Residential mortgage-backed securities	174,678	185,472
Asset-backed securities	12,916	13,329
Total fixed maturities	$4,424,168	$4,809,825

d)
At both March 31, 2013 and 2012, cumulative credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income was $21,370. There were no changes in cumulative credit losses for the three months ended March 31, 2013 or 2012.

e)	The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Realized gains:
Sales of fixed maturities	$287	$1,859
Sales of equity securities	17,921	9,694
Other	—	521
Total realized gains	18,208	12,074
Realized losses:
Sales of fixed maturities	(138)	(165)
Sales of equity securities	(153)	—
Total realized losses	(291)	(165)
Net realized investment gains	$17,917	$11,909
Change in net unrealized gains on investments:
Fixed maturities	$(31,348)	$16,669
Equity securities	280,895	196,994
Short-term investments	5	(3)
Net increase	$249,552	$213,660

f)	There were no writedowns for other-than-temporary declines in the estimated fair value of investments for the three months ended March 31, 2013 and 2012.

5. Senior Long-Term Debt

On February 15, 2013, the Company repaid its 6.80% unsecured senior notes ($246.7 million principal amount outstanding at December 31, 2012).

On March 8, 2013, the Company issued $250 million of 3.625% unsecured senior notes due March 30, 2023 and $250 million of 5.0% unsecured senior notes due March 30, 2043. Net proceeds to the Company were approximately $491.2 million, which will be used for general corporate purposes.

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

a)	The following tables summarize the Company’s segment disclosures.

	Three Months Ended March 31, 2013
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$244,306	$203,276	$295,697	$21		$—	$743,300
Net written premiums	209,842	193,082	260,043	21		—	662,988

Earned premiums	201,405	158,469	204,692	21		—	564,587
Losses and loss adjustment expenses:
Current accident year	(126,138)	(105,125)	(134,736)	—		—	(365,999)
Prior accident years	53,908	1,655	22,123	417		—	78,103
Underwriting, acquisition and insurance expenses	(83,761)	(68,527)	(76,473)	88		—	(228,673)
Underwriting profit (loss)	45,414	(13,528)	15,606	526		—	48,018
Net investment income	—	—	—	—		64,617	64,617
Net realized investment gains	—	—	—	—		17,917	17,917
Other revenues (insurance)	—	7,263	3,962	—		—	11,225
Other expenses (insurance)	—	(6,197)	(1,358)	—		—	(7,555)
Segment profit (loss)	$45,414	$(12,462)	$18,210	$526		$82,534	$134,222
Other revenues (non-insurance)							161,518
Other expenses (non-insurance)							(144,762)
Amortization of intangible assets							(9,615)
Interest expense							(23,574)
Income before income taxes							$117,789
U.S. GAAP combined ratio (1)	77%	109%	92%	NM	(2)		91%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Three Months Ended March 31, 2012
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$222,929	$148,122	$277,566	$1		$—	$648,618
Net written premiums	192,913	140,552	247,700	1		—	581,166

Earned premiums	199,378	133,475	196,742	1		—	529,596
Losses and loss adjustment expenses:
Current accident year	(128,067)	(92,693)	(131,746)	—		—	(352,506)
Prior accident years	30,587	4,326	21,465	7,607		—	63,985
Underwriting, acquisition and insurance expenses:
Prospective adoption of ASU 2010-26 (1)	(8,487)	(5,764)	(6,037)	—		—	(20,288)
All other expenses	(85,857)	(57,266)	(75,003)	(283)		—	(218,409)
Underwriting profit (loss)	7,554	(17,922)	5,421	7,325		—	2,378
Net investment income	—	—	—	—		79,794	79,794
Net realized investment gains	—	—	—	—		11,909	11,909
Other revenues (insurance)	—	10,448	4,383	—		—	14,831
Other expenses (insurance)	—	(11,201)	(974)	—		—	(12,175)
Segment profit (loss)	$7,554	$(18,675)	$8,830	$7,325		$91,703	$96,737
Other revenues (non-insurance)							97,005
Other expenses (non-insurance)							(88,229)
Amortization of intangible assets							(8,804)
Interest expense							(22,167)
Income before income taxes							$74,542
U.S. GAAP combined ratio (2)	96%	113%	97%	NM	(3)		100%

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

(3)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	March 31, 2013	December 31, 2012
Segment assets:
Investing	$9,749,682	$9,277,697
Underwriting	2,500,635	2,387,305
Total segment assets	12,250,317	11,665,002
Non-insurance operations	867,674	891,586
Total assets	$13,117,991	$12,556,588

7. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both March 31, 2013 and December 31, 2012, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At March 31, 2013 and December 31, 2012, the credit default swap had a fair value of $9.4 million and $12.7 million, respectively. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income for the three months ended March 31, 2013 and 2012 included favorable changes in the fair value of the credit default swap of $3.3 million and $11.1 million, respectively.

The fair value of the credit default swap is determined by the Company using a Gaussian copula valuation model, a market standard model for valuing credit default swaps. The fair value is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The significant unobservable inputs used in the fair value measurement of the credit default swap are expected default rates and future expected recovery rates. The Company determines these unobservable inputs based upon default rates and recovery rates used to price similar credit default swap indices. A significant increase in expected default rates in isolation results in a significantly higher fair value measurement, while a significant decrease in expected default rates results in a significantly lower fair value measurement. A significant increase in future expected recovery rates in isolation results in a significantly lower fair value measurement, while a significant decrease in future expected recovery rates results in a significantly higher fair value measurement. Generally, a change in the assumption used for expected default rates is accompanied by a directionally opposite change in future expected recovery rates. The fair value measurement of the credit default swap at March 31, 2013 included expected default rates ranging between less than 1% and 37%, with a weighted-average expected default rate of 2%, and future expected recovery rates ranging between 20% and 40%, with a weighted-average future expected recovery rate of 39%. The fair value measurement of the credit default swap at December 31, 2012 included expected default rates ranging between 1% and 43%, with a weighted-average expected default rate of 3%, and future expected recovery rates ranging between 20% and 40%, with a weighted-average future expected recovery rate of 39%.

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

The Company had no other material derivative instruments at March 31, 2013.

8. Employee Benefit Plans

a)	Expenses relating to the Company’s defined contribution plans were $4.6 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively.

b)	The following table presents the components of net periodic benefit income for the Terra Nova Pension Plan, a defined benefit plan.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Service cost	$—	$90
Interest cost	1,623	1,693
Expected return on plan assets	(2,689)	(2,432)
Amortization of net actuarial pension loss	480	643
Net periodic benefit income	$(586)	$(6)

The Company contributed $5.3 million to the Terra Nova Pension Plan during the three months ended March 31, 2013 and does not expect to make any additional contributions in 2013.

9. Contingencies

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

	March 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$319,784	$—	$319,784
Obligations of states, municipalities and political subdivisions	—	2,768,339	—	2,768,339
Foreign governments	—	533,599	—	533,599
Residential mortgage-backed securities	—	185,472	—	185,472
Asset-backed securities	—	13,329	—	13,329
Corporate bonds	—	989,302	—	989,302
Total fixed maturities	—	4,809,825	—	4,809,825
Equity securities:
Insurance companies, banks and trusts	907,535	—	—	907,535
Industrial, consumer and all other	1,800,914	—	—	1,800,914
Total equity securities	2,708,449	—	—	2,708,449
Short-term investments	1,314,844	65,474	—	1,380,318
Total investments available-for-sale	$4,023,293	$4,875,299	$—	$8,898,592
Liabilities:
Derivative contracts	$—	$—	$9,400	$9,400

	December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$317,507	$—	$317,507
Obligations of states, municipalities and political subdivisions	—	2,831,562	—	2,831,562
Foreign governments	—	556,608	—	556,608
Residential mortgage-backed securities	—	215,377	—	215,377
Asset-backed securities	—	14,345	—	14,345
Corporate bonds	—	1,043,884	—	1,043,884
Total fixed maturities	—	4,979,283	—	4,979,283
Equity securities:
Insurance companies, banks and trusts	898,067	—	—	898,067
Industrial, consumer and all other	1,508,884	—	—	1,508,884
Total equity securities	2,406,951	—	—	2,406,951
Short-term investments	888,758	84,572	—	973,330
Total investments available-for-sale	$3,295,709	$5,063,855	$—	$8,359,564
Liabilities:
Derivative contracts	$—	$—	$12,690	$12,690

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Derivatives, beginning of period	$12,690	$29,331
Total gains included in:
Net income	(3,290)	(11,061)
Other comprehensive income	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Derivatives, end of period	$9,400	$18,270
Net unrealized gains included in net income relating to liabilities held at March 31, 2013 and 2012 (1)	$3,290	$11,061

(1)	Included in net investment income in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2013 and 2012. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2013 and 2012.

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes, for the quarters ended March 31, 2013 and 2012.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2011	$704,719	$(2,614)	$(41,185)	$660,920
Other comprehensive income before reclassifications	153,317	2,823	—	156,140
Amounts reclassified from accumulated other comprehensive income	(7,931)	—	483	(7,448)
Total other comprehensive income	145,386	2,823	483	148,692
March 31, 2012	$850,105	$209	$(40,702)	$809,612

December 31, 2012	$946,933	$(1,075)	$(34,521)	$911,337
Other comprehensive income before reclassifications	181,848	(1,181)	—	180,667
Amounts reclassified from accumulated other comprehensive income	(12,255)	—	370	(11,885)
Total other comprehensive income	169,593	(1,181)	370	168,782
March 31, 2013	$1,116,526	$(2,256)	$(34,151)	$1,080,119

The following table summarizes the deferred tax expense (benefit) associated with each component of other comprehensive income.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Change in net unrealized gains on investments:
Net holding gains arising during the period	$85,546	$71,777
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	75	(46)
Reclassification adjustments for net gains included in net income	(5,662)	(3,457)
Change in net unrealized gains on investments	79,959	68,274
Change in foreign currency translation adjustments	38	(170)
Change in net actuarial pension loss	110	160
Total	$80,107	$68,264

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Unrealized holding gains on available-for-sale securities:
Net realized investment gains	$17,917	$11,388
Income taxes	(5,662)	(3,457)
Reclassification of unrealized holding gains, net of taxes	$12,255	$7,931

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(480)	$(643)
Income taxes	110	160
Reclassification of net actuarial pension loss, net of taxes	$(370)	$(483)

12. Acquisitions

On January 1, 2013, the Company completed its acquisition of 100% of the outstanding shares of Essentia Insurance Company, a company that underwrites insurance exclusively for Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty) throughout the United States. Hagerty offers insurance for classic cars, vintage boats, motorcycles and related automotive collectibles.  The Company recognized intangible assets of $35.4 million associated with this acquisition, which includes $25.0 million of customer relationships to be amortized over a weighted average period of six years. Results attributable to this acquisition are included in the Specialty Admitted segment.

On December 18, 2012, the boards of directors of the Company and Alterra Capital Holdings Limited (Alterra) each approved an agreement providing for the merger of Alterra with one of the Company's subsidiaries. As a result of the transaction, Alterra will become a wholly-owned subsidiary of the Company and each issued and outstanding share of Alterra common stock (other than restricted shares that do not vest in connection with the transaction) will be converted into the right to receive (1) 0.04315 shares of the Company's common stock and (2) $10.00 in cash. Based on the Company's closing stock price on December 18, 2012 ($486.05 per share), the day the agreement was entered into, the aggregate consideration payable to Alterra shareholders would be approximately $3.1 billion. Following the transaction, the Company estimates that its current shareholders would own approximately 69% of the combined company and Alterra shareholders would own approximately 31%. The transaction has been approved by shareholders of both companies. Closing is expected to occur on May 1, 2013.

13. Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted FASB ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB ASC 220, Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 requires information about reclassifications out of accumulated other comprehensive income to be reported in one place, by component. The guidance also requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this guidance did not have an impact on the Company's financial position, results of operations or cash flows. The Company has included the additional disclosures required by ASU No. 2013-02 in note 11.

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

Readers are urged to review our 2012 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

Our Specialty Admitted segment writes risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Our underwriting units in this segment write specialty program insurance for well-defined niche markets, personal and commercial property and liability coverages and workers' compensation insurance. Our Specialty Admitted segment is comprised of three underwriting units: Markel Specialty, Markel American Specialty Personal and Commercial Lines and Markel FirstComp. In January 2012, we acquired Thompson Insurance Enterprises, LLC (Thomco), a privately held program administrator that underwrites multi-line, industry-focused insurance programs that complement the Markel Specialty product offerings. Examples include social service organizations, senior living, childcare and fitness centers. In January 2013, we acquired Essentia Insurance Company, a company that underwrites insurance exclusively for Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty) throughout the United States. Hagerty offers insurance for classic cars, vintage boats, motorcycles and related automotive collectibles.  Premiums associated with Hagerty for 2012 were in excess of $180 million. Results attributable to these acquisitions are included in the Specialty Admitted segment.

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

Through our wholly-owned subsidiary Markel Ventures, Inc., we own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations and are comprised of a diverse portfolio of companies from different industries, including manufacturing, health care and business and financial services. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team, principally our President and Chief Investment Officer. The financial results of those companies in which we own controlling interests have been consolidated in our financial statements. The financial results of those companies in which we hold a noncontrolling interest are accounted for under the equity method of accounting.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Underwriting profit	$48,018	$2,378
Net investment income	64,617	79,794
Net realized investment gains	17,917	11,909
Other revenues	172,743	111,836
Amortization of intangible assets	(9,615)	(8,804)
Other expenses	(152,317)	(100,404)
Interest expense	(23,574)	(22,167)
Income tax expense	(28,526)	(16,829)
Net income attributable to noncontrolling interests	(361)	(460)
Net income to shareholders	$88,902	$57,253

Net income to shareholders for the three months ended March 31, 2013 increased primarily due to improved underwriting results compared to the same period of 2012. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2013		2012
Gross premium volume	$743,300		$648,618
Net written premiums	$662,988		$581,166
Net retention	89%		90%
Earned premiums	$564,587		$529,596
Losses and loss adjustment expenses	$287,896		$288,521
Underwriting, acquisition and insurance expenses	$228,673		$238,697	(1)
Underwriting profit	$48,018		$2,378

U.S. GAAP Combined Ratios (2)
Excess and Surplus Lines	77%		96%
Specialty Admitted	109%		113%
London Insurance Market	92%		97%
Other Insurance (Discontinued Lines)	NM	(3)	NM	(3)
Markel Corporation (Consolidated)	91%		100%

(1)
Effective January 1, 2012, we prospectively adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred policy acquisition costs included $43.1 million of costs that no longer met the criteria for deferral as of January 1, 2012 and were recognized into income during 2012, consistent with policy terms ($20.3 million for the three months ended March 31, 2012).

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(3)	NM – Ratio is not meaningful.

Our combined ratio was 91% for the quarter ended March 31, 2013 compared to 100% for the same period of 2012. The prospective adoption of ASU No. 2010-26 increased our underwriting, acquisition and insurance expenses for the first quarter of 2012 by approximately $20.3 million, or four points on the combined ratio. Excluding the impact of the prospective adoption of ASU No. 2010-26 in the first quarter of 2012, the decrease in the combined ratio in the first quarter of 2013 was primarily driven by more favorable development of prior years' loss reserves in the Excess and Surplus Lines segment and lower attritional losses in each of our three operating segments compared to the same period of 2012.

Excess and Surplus Lines Segment

The combined ratio for the Excess and Surplus Lines segment was 77% for the quarter ended March 31, 2013 compared to 96% for the same period of 2012. The combined ratio decreased in 2013 compared to 2012 primarily due to more favorable development of prior years' loss reserves and a lower expense ratio.

The Excess and Surplus Lines segment's combined ratio for the quarter ended March 31, 2013 included $53.9 million of favorable development on prior years' loss reserves compared to $30.6 million of favorable development for the same period of 2012. The redundancies on prior years' loss reserves experienced during the first quarter of 2013 were primarily on our casualty product lines across several accident years. Additionally, the first quarter of 2013 included $7.4 million of favorable development on Hurricane Sandy. The redundancies on prior years' loss reserves during the first quarter of 2012 were primarily on our professional and products liability programs.

The improvement in the expense ratio for the quarter ended March 31, 2013 was primarily due to the impact of the prospective adoption of ASU No. 2010-26 during the first quarter of 2012, which added approximately $8.5 million of underwriting, acquisition and insurance expenses, or four points to the segment's first quarter 2012 combined ratio. The expense ratio for the Excess and Surplus Lines segment also improved in the first quarter of 2013 due to lower general expenses compared to the same period last year.

Specialty Admitted Segment

The combined ratio for the Specialty Admitted segment was 109% for the quarter ended March 31, 2013 compared to 113% for the same period of 2012. The decrease in the combined ratio was due to a lower current accident year loss ratio and a lower expense ratio, partially offset by less favorable development of prior years' loss reserves for the quarter ended March 31, 2013 compared to the same period last year.

The lower current accident year loss ratio was primarily due to a higher proportion of non-California workers' compensation business (which carries a lower loss ratio) being written by our Markel FirstComp unit during the first quarter of 2013 compared to 2012.

The improvement in the expense ratio for the quarter ended March 31, 2013 was primarily due to the impact of the prospective adoption of ASU No. 2010-26 during the first quarter of 2012, which added approximately $5.8 million, or four points, to the segment's first quarter 2012 combined ratio.

The Specialty Admitted segment's combined ratio for the quarter ended March 31, 2013 included $1.7 million of favorable development on prior years' loss reserves compared to $4.3 million of favorable development for the same period of 2012. The favorable development on prior years' loss reserves experienced within the Specialty Admitted segment during the quarter ended March 31, 2013 included $2.0 million of favorable development on Hurricane Sandy.

London Insurance Market Segment

The combined ratio for the London Insurance Market segment was 92% for the quarter ended March 31, 2013 compared to 97% for the same period of 2012. The combined ratio decreased in 2013 compared to 2012 due to a lower expense ratio and a lower current accident year loss ratio. The improvement in the expense ratio for the quarter ended March 31, 2013 was primarily due to the impact of the prospective adoption of ASU No. 2010-26 during the first quarter of 2012, which added approximately $6.0 million, or three points, to the segment's first quarter 2012 combined ratio. The improvement in the current accident year loss ratio for the London Insurance Market segment was due to lower attritional losses.

The London Insurance Market segment's combined ratio for the quarter ended March 31, 2013 included $22.1 million of favorable development on prior years' loss reserves compared to $21.5 million of favorable development for the same period of 2012. The favorable development on prior years' loss reserves in 2013 was on the 2010 accident year and occurred primarily in the Marine, Specialty and Elliott Special Risks divisions. The favorable development on prior years' loss reserves in 2012 was primarily in the Marine and Specialty divisions on the 2007 through 2009 accident years and also included $3.5 million of favorable development on the 2001 and prior accident years.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $0.5 million and $7.3 million for the three months ended March 31, 2013 and 2012, respectively. The underwriting profit in 2012 was primarily due to the release of allowances for reinsurance bad debt related to discontinued lines of business originally written by Markel International.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Excess and Surplus Lines	$244,306	$222,929
Specialty Admitted	203,276	148,122
London Insurance Market	295,697	277,566
Other Insurance (Discontinued Lines)	21	1
Total	$743,300	$648,618

Gross premium volume for the three months ended March 31, 2013 increased 15% compared to the same period of 2012. The increase in gross premium volume in the first quarter of 2013 was driven by a 37% increase in gross premium volume from the Specialty Admitted segment. In 2013, the Specialty Admitted segment included $32.2 million of gross written premiums from Hagerty, which we began writing in the first quarter of 2013. Gross premium volume in the Specialty Admitted segment also included $31.0 million of gross premium volume attributable to Thomco, compared to $0.6 million in the first quarter of 2012. Additionally, gross premium volume for the quarter ended March 31, 2013 in our Excess and Surplus Lines and London Insurance Market segments increased 10% and 7%, respectively. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the first quarter of 2013.

During 2012, we saw mid-single digit favorable rate changes across our portfolio as market conditions improved and revenues, gross receipts and payrolls of our insureds were favorably impacted by improved economic conditions. We have continued to see modest price increases across many of our product lines during the first quarter of 2013 and will continue to pursue price increases when possible; however, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Excess and Surplus Lines	$209,842	$192,913
Specialty Admitted	193,082	140,552
London Insurance Market	260,043	247,700
Other Insurance (Discontinued Lines)	21	1
Total	$662,988	$581,166

Net retention of gross premium volume for the three months ended March 31, 2013 was 89% compared to 90% for the same period of 2012.

As part of our underwriting philosophy, we seek to offer products with limits that do not require significant amounts of reinsurance. We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Excess and Surplus Lines	$201,405	$199,378
Specialty Admitted	158,469	133,475
London Insurance Market	204,692	196,742
Other Insurance (Discontinued Lines)	21	1
Total	$564,587	$529,596

Earned premiums for the three months ended March 31, 2013 increased 7% compared to the same period of 2012. The increase in earned premiums for the first quarter of 2013 was driven by a 19% increase in earned premiums from the Specialty Admitted segment. In 2013, the Specialty Admitted segment included $20.5 million and $4.0 million of earned premiums attributable to Thomco and Hagerty, respectively, with no corresponding premiums in 2012. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the first quarter of 2013.

Investing Results

Net investment income for the three months ended March 31, 2013 was $64.6 million compared to $79.8 million for the same period of 2012. Net investment income included favorable changes in the fair value of our credit default swap of $3.3 million and $11.1 million for the three months ended March 31, 2013 and 2012, respectively. The fair value of our credit default swap is driven by observable and unobservable inputs as discussed in note 7 of our consolidated financial statements. During 2012, financial markets improved and credit spreads narrowed, which favorably impacted the fair value of the credit default swap. Changes in the fair value of this derivative instrument could be significant prior to its scheduled termination date of December 2014. Net investment income for the quarter ended March 31, 2013 also decreased compared to the same period of 2012 due in part to a decrease in our holdings of fixed maturities and increase in holdings of cash and cash equivalents and short-term investments.

Net realized investment gains for the first quarter of 2013 were $17.9 million compared to $11.9 million for the first quarter of 2012. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarters ended March 31, 2013 and 2012.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2013, we held securities with gross unrealized losses of $10.9 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2013. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

We consolidate our non-insurance operations on a one-month lag. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. Revenues for our non-insurance operations were $161.5 million for the quarter ended March 31, 2013 compared to $97.0 million for the same period of 2012. Net income to shareholders from our non-insurance operations was $3.6 million for the quarter ended March 31, 2013 compared to $0.2 million for the same period of 2012. EBITDA from our non-insurance operations was $19.4 million for the quarter ended March 31, 2013 compared to $9.4 million for the same period of 2012. Revenues, net income to shareholders and EBITDA from our non-insurance operations increased in the first quarter of 2013 compared to the same period of 2012 primarily due to more favorable results at AMF Bakery Systems and our acquisition of Havco WP LLC in April 2012.

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

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Markel Ventures EBITDA	$19,360	$9,417
Interest expense	(2,482)	(2,517)
Income tax expense	(4,297)	(199)
Depreciation expense	(4,678)	(2,633)
Amortization of intangible assets	(4,259)	(3,892)
Markel Ventures net income	3,644	176
Net income from other Markel operations	85,258	57,077
Net Income to Shareholders	$88,902	$57,253
Interest expense for the quarters ended March 31, 2013 and 2012 includes intercompany interest expense of $1.6 million.

Interest Expense and Income Taxes

Interest expense was $23.6 million and $22.2 million for the quarters ended March 31, 2013 and 2012, respectively. The increase in interest expense for 2013 is primarily due to the July 2012 issuance of our 4.90% unsecured senior notes.

The estimated annual effective tax rate was 24% and 23% for the three months ended March 31, 2013 and 2012, respectively. For both periods, the estimated annual effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the estimated annual effective tax rate was primarily due to anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2013 compared to 2012.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $257.7 million for the three months ended March 31, 2013 compared to $205.9 million for the same period of 2012. Comprehensive income to shareholders for the first quarter of 2013 included an increase in net unrealized gains on investments, net of taxes, of $169.6 million and net income to shareholders of $88.9 million. Comprehensive income to shareholders for the first quarter of 2012 included an increase in net unrealized gains on investments, net of taxes, of $145.4 million and net income to shareholders of $57.3 million.

Financial Condition

Invested assets were $9.8 billion at March 31, 2013 compared to $9.3 billion at December 31, 2012. Net unrealized gains on investments, net of taxes, were $1.1 billion at March 31, 2013 compared to $946.9 million at December 31, 2012. Equity securities were $2.7 billion, or 28% of invested assets, at March 31, 2013 compared to $2.4 billion, or 26% of invested assets, at December 31, 2012.

Net cash provided by operating activities was $55.6 million for the three months ended March 31, 2013 compared to net cash used by operating activities of $64.4 million for the same period of 2012. The increase in net cash provided by operating activities during the first quarter of 2013 was driven by higher cash flows from underwriting activities as a result of increased premium volume, primarily in our Specialty Admitted segment, and decreased claims settlement activity compared to the first quarter of 2012. Additionally, the three months ended March 31, 2013 included higher cash flows from our non-insurance operations, partially offset by higher profit sharing payments compared to the same period of 2012. Operating cash flows in the first quarter of both 2013 and 2012 were significantly impacted by the timing of employee profit sharing and agent incentive compensation payments and pension contributions, which were made in the first quarter of each year.

Net cash used by investing activities was $353.3 million for the three months ended March 31, 2013 compared to $30.7 million for the same period of 2012. During 2013, we increased our holdings of short-term investments and reduced our holdings of fixed maturities, earning lower investment yields. Due to the current low interest rate environment, we have chosen to take a more defensive posture in order to maintain a high level of liquidity and have flexibility in how we allocate capital. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $231.2 million for the three months ended March 31, 2013 compared to $9.1 million for the same period of 2012. On March 8, 2013, the Company issued $250 million of 3.625% unsecured senior notes due March 30, 2023 and $250 million of 5.0% unsecured senior notes due March 30, 2043. Net proceeds to the Company were approximately $491.2 million. On February 15, 2013, we repaid our 6.80% unsecured senior notes, which had an outstanding principal balance of $246.7 million.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 29% at March 31, 2013 and 28% at December 31, 2012. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

On December 18, 2012, our board of directors and the board of directors of Alterra Capital Holdings Limited (Alterra) each approved an agreement providing for the merger of Alterra with one of our subsidiaries. As a result of the transaction, Alterra will become our wholly-owned subsidiary and each issued and outstanding share of Alterra common stock (other than restricted shares that do not vest in connection with the transaction) will be converted into the right to receive (1) 0.04315 shares of our common stock and (2) $10.00 in cash. Based on our closing stock price on December 18, 2012 ($486.05 per share), the day the agreement was entered into, the aggregate consideration payable to Alterra shareholders would be approximately $3.1 billion, which includes aggregate cash payments of approximately $1.0 billion. It is a condition of closing that Alterra have no less than $500 million in immediately available unrestricted funds. We anticipate using these funds, along with cash on hand at Markel Corporation, to make the payments to shareholders. Following the transaction, we estimate that our current shareholders would own approximately 69% of the combined company and Alterra shareholders would own approximately 31%. The transaction has been approved by shareholders of both companies. Closing is expected to occur on May 1, 2013.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $1.6 billion and $1.4 billion of invested assets at March 31, 2013 and December 31, 2012, respectively. The increase in invested assets is primarily the result of our March 2013 issuance of 3.625% and 5.0% unsecured senior notes, partially offset by the repayment of our 6.80% unsecured senior notes in February 2013, as discussed above.

Shareholders' equity was $4.2 billion at March 31, 2013 and $3.9 billion at December 31, 2012. Book value per share increased to $431.10 at March 31, 2013 from $403.85 at December 31, 2012 primarily due to $257.7 million of comprehensive income to shareholders in the first quarter of 2013.

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

During the three months ended March 31, 2013, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with approximately 94% rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2013, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. While our fixed maturity portfolio includes securities issued with financial guaranty insurance, we purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including rating downgrades, political and financial changes and the widening of credit spreads. We believe our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the three months ended March 31, 2013, there were no material changes in the foreign exposures included in our fixed maturity portfolio.

The estimated fair value of our investment portfolio at March 31, 2013 was $9.8 billion, 72% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 28% of which was invested in equity securities. At December 31, 2012, the estimated fair value of our investment portfolio was $9.3 billion, 74% of which was invested in fixed maturities, short-term investments and cash and cash equivalents and 26% of which was invested in equity securities.

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

There were no changes in our internal control over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under “Risk Factors” and “Safe Harbor and Cautionary Statement” in our 2012 Annual Report on Form 10-K or are included in the items listed below:

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

•
the frequency and severity of man-made and natural catastrophes (including earthquakes and weather-related catastrophes) may exceed expectations, are unpredictable and, in the case of weather-related catastrophes, may be exacerbated if, as many forecast, conditions in the oceans and atmosphere result in increased hurricane or other adverse weather-related activity;

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

•
we have substantial investments in municipal bonds (approximately $2.8 billion at March 31, 2013) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

•	we have recently completed a number of acquisitions and may engage in additional acquisition activity in the future, which may increase operational and control risks for a period of time;

•	the failure to complete the acquisition of Alterra announced on December 19, 2012;

•
if the agreement to acquire Alterra is terminated before November 1, 2013 or if the Alterra acquisition does not occur on or before November 1, 2013, we will be obligated to redeem our $250 million 3.625% senior notes due 2023 and our $250 million 5.0% senior notes due 2043;

•	the amount of the costs, fees, expenses and charges related to our acquisition of Alterra may exceed our expectations;

•	we may not realize the contemplated benefits, including cost savings and synergies, of our acquisition of Alterra;

•
any determination requiring the write-off of a significant portion of the goodwill and intangible assets (estimated at $640.2 million based on our preliminary valuations at December 31, 2012 using a Markel stock price of $492.16) recorded in connection with the acquisition of Alterra;

•	we may have difficulties retaining all business previously written by us and Alterra following our acquisition of Alterra;

•	loss of services of any executive officers or other key personnel in conjunction with our acquisition of Alterra or otherwise could impact our operations; and

•	adverse changes in our assigned financial strength or debt ratings as a result of our acquisition of Alterra or otherwise could impact our ability to attract and retain business or obtain capital.

Our premium volume, underwriting and investment results and results from our non-insurance operations have been and will continue to be potentially materially affected by these factors. By making forward-looking statements, we do not intend to become obligated to publicly update or revise any such statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements which speak only as at their dates.

PART II. OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April 2013.

Markel Corporation

By:	/s/ Alan I. Kirshner
Alan I. Kirshner
Chief Executive Officer and
Chairman of the Board of Directors

By:	/s/ Anne G. Waleski
Anne G. Waleski
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Number	Description

2.1	Agreement and Plan of Merger, dated as of December 18, 2012, by and among Alterra Capital Holdings Limited, Markel Corporation and Commonwealth Merger Subsidiary Limited (2.1)a

2.2	Waiver Agreement dated as of April 22, 2013 by and among Alterra Capital Holdings Limited, Markel Corporation and Commonwealth Merger Subsidiary Limited (2.1)b

3(i)	Amended and Restated Articles of Incorporation (3.1)c

3(ii)	Bylaws, as amended (3.1)d

4.1	Form of Amended and Restated Credit Agreement dated as of September 23, 2011 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4.1)e

4.2
Form of Consent dated as of June 25, 2012 regarding Amended and Restated Credit Agreement dated as of September 23, 2011 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4.2)f

4.3	Form of First Amendment to the Amended and Restated Credit Agreement dated as of February 28, 2013 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent*

4.4	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)g

4.5
Form of Second Supplemental Indenture dated as of February 25, 2003 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.1)h

4.6
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)i

4.7
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)j

4.8
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)k

4.9
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)l

4.10
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)m

4.11
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.3)m

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2013 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Description of Awards under Executive Bonus Plan and 2012 Equity Compensation Plan for 2013*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on December 19, 2012.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on April 22, 2013.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 13, 2011.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on November 18, 2011.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2011.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2012.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on June 5, 2001.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on February 25, 2003.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 11, 2004.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on September 21, 2009.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 31, 2011.

l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

m.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

*	Filed with this report.