Form 10-Q
period 2013-06-30
MARKEL CORP
filed 2013-08-07
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at July 31, 2013: 13,998,686

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $10,599,255 in 2013 and $4,562,278 in 2012)	$10,678,463	$4,979,283
Equity securities (cost of $1,451,182 in 2013 and $1,387,305 in 2012)	2,810,434	2,406,951
Short-term investments (estimated fair value approximates cost)	995,697	973,330
Total Investments	14,484,594	8,359,564
Cash and cash equivalents	1,702,622	863,766
Restricted cash and cash equivalents	396,416	109,415
Receivables	1,416,165	413,883
Reinsurance recoverable on unpaid losses	1,876,858	778,774
Reinsurance recoverable on paid losses	141,736	51,145
Deferred policy acquisition costs	225,492	157,465
Prepaid reinsurance premiums	426,514	110,332
Goodwill	1,041,900	674,930
Intangible assets	576,688	374,295
Other assets	1,210,995	663,019
Total Assets	$23,499,980	$12,556,588
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,012,140	$5,371,426
Life and annuity benefits	1,456,829	—
Unearned premiums	2,332,267	1,000,261
Payables to insurance and reinsurance companies	422,731	103,212
Senior long-term debt and other debt (estimated fair value of $2,383,000 in 2013 and $1,688,000 in 2012)	2,249,819	1,492,550
Other liabilities	625,487	613,897
Total Liabilities	17,099,273	8,581,346
Redeemable noncontrolling interests	74,858	86,225
Commitments and contingencies
Shareholders’ equity:
Common stock	3,269,355	908,980
Retained earnings	2,148,240	2,068,340
Accumulated other comprehensive income	903,309	911,337
Total Shareholders’ Equity	6,320,904	3,888,657
Noncontrolling interests	4,945	360
Total Equity	6,325,849	3,889,017
Total Liabilities and Equity	$23,499,980	$12,556,588
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$784,819	$513,056	$1,349,406	$1,042,652
Net investment income	77,979	63,602	142,596	143,396
Net realized investment gains:
Other-than-temporary impairment losses	(4,589)	(992)	(4,589)	(992)
Net realized investment gains, excluding other-than-temporary impairment losses	16,135	9,208	34,052	21,117
Net realized investment gains	11,546	8,216	29,463	20,125
Other revenues	157,425	108,373	330,168	220,209
Total Operating Revenues	1,031,769	693,247	1,851,633	1,426,382
OPERATING EXPENSES
Losses and loss adjustment expenses	442,406	221,094	730,302	509,615
Underwriting, acquisition and insurance expenses	363,095	224,784	591,768	463,481
Amortization of intangible assets	11,292	8,315	20,907	17,119
Other expenses	140,759	97,719	293,076	198,123
Total Operating Expenses	957,552	551,912	1,636,053	1,188,338
Operating Income	74,217	141,335	215,580	238,044
Interest expense	28,561	22,209	52,135	44,376
Income Before Income Taxes	45,656	119,126	163,445	193,668
Income tax expense	16,980	28,358	45,506	45,187
Net Income	$28,676	$90,768	$117,939	$148,481
Net income attributable to noncontrolling interests	920	1,081	1,281	1,541
Net Income to Shareholders	$27,756	$89,687	$116,658	$146,940

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$(158,690)	$(8,029)	$22,909	$145,426
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(70)	130	179	(8)
Reclassification adjustments for net gains included in net income	(7,957)	(5,739)	(20,212)	(13,670)
Change in net unrealized gains on investments, net of taxes	(166,717)	(13,638)	2,876	131,748
Change in foreign currency translation adjustments, net of taxes	(10,459)	(3,162)	(11,640)	(339)
Change in net actuarial pension loss, net of taxes	366	482	736	965
Total Other Comprehensive Income (Loss)	(176,810)	(16,318)	(8,028)	132,374
Comprehensive Income (Loss)	$(148,134)	$74,450	$109,911	$280,855
Comprehensive income attributable to noncontrolling interests	920	1,034	1,281	1,494
Comprehensive Income (Loss) to Shareholders	$(149,054)	$73,416	$108,630	$279,361

NET INCOME PER SHARE
Basic	$2.24	$8.44	$10.83	$14.38
Diluted	$2.24	$8.42	$10.79	$14.35

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2011	$891,507	$1,835,086	$660,920	$3,387,513	$602	$3,388,115	$74,231
Net income (loss)		146,940	—	146,940	(477)	146,463	2,018
Other comprehensive income (loss)		—	132,421	132,421	—	132,421	(47)
Comprehensive Income (Loss)				279,361	(477)	278,884	1,971
Issuance of common stock	8,413	—	—	8,413	—	8,413	—
Repurchase of common stock	—	(16,062)	—	(16,062)	—	(16,062)	—
Restricted stock units expensed	3,806	—	—	3,806	—	3,806	—
Acquisitions	—	—	—	—	—	—	7,896
Adjustment of redeemable noncontrolling interests	—	(8,186)	—	(8,186)	—	(8,186)	8,186
Other	321	—	—	321	—	321	(4,671)
June 30, 2012	$904,047	$1,957,778	$793,341	$3,655,166	$125	$3,655,291	$87,613

December 31, 2012	$908,980	$2,068,340	$911,337	$3,888,657	$360	$3,889,017	$86,225
Net income (loss)		116,658	—	116,658	(363)	116,295	1,644
Other comprehensive loss		—	(8,028)	(8,028)	—	(8,028)	—
Comprehensive Income (Loss)				108,630	(363)	108,267	1,644
Issuance of common stock	15,935	—	—	15,935	—	15,935	—
Repurchase of common stock	—	(40,858)	—	(40,858)	—	(40,858)	—
Restricted stock units expensed	14,932	—	—	14,932	—	14,932	—
Acquisition of Alterra	2,330,199	—	—	2,330,199	—	2,330,199	—
Adjustment of redeemable noncontrolling interests	—	3,101	—	3,101	—	3,101	(3,101)
Purchase of noncontrolling interest	(283)	—	—	(283)	—	(283)	(8,157)
Other	(408)	999	—	591	4,948	5,539	(1,753)
June 30, 2013	$3,269,355	$2,148,240	$903,309	$6,320,904	$4,945	$6,325,849	$74,858

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$117,939	$148,481
Adjustments to reconcile net income to net cash provided by operating activities	122,032	(43,734)
Net Cash Provided By Operating Activities	239,971	104,747
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	124,109	143,429
Proceeds from maturities, calls and prepayments of fixed maturities	490,775	256,503
Cost of fixed maturities and equity securities purchased	(373,153)	(285,988)
Net change in short-term investments	(18,962)	75,539
Proceeds from sales of equity method investments	75,370	—
Cost of equity method investments	(5,791)	(38,250)
Acquisitions, net of cash acquired	7,756	(143,620)
Additions to property and equipment	(26,418)	(22,885)
Change in restricted cash and cash equivalents	127,496	(40,873)
Other	(2,484)	(1,509)
Net Cash Provided (Used) By Investing Activities	398,698	(57,654)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	516,934	73,705
Repayments of senior long-term debt and other debt	(271,559)	(71,529)
Repurchases of common stock	(40,858)	(16,062)
Issuance of common stock	15,935	8,413
Distributions to noncontrolling interests	(2,779)	(4,351)
Purchase of redeemable noncontrolling interests	(8,440)	(320)
Other	(254)	(14,987)
Net Cash Provided (Used) By Financing Activities	208,979	(25,131)
Effect of foreign currency rate changes on cash and cash equivalents	(8,792)	(659)
Increase in cash and cash equivalents	838,856	21,303
Cash and cash equivalents at beginning of period	863,766	703,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,702,622	$724,562

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

On May 1, 2013 (the Acquisition Date), Markel Corporation completed the acquisition of 100% of the issued and outstanding common stock of Alterra Capital Holdings Limited (Alterra) pursuant to an agreement dated December 18, 2012 which provided for the merger of Alterra with one of Markel Corporation's subsidiaries. Total purchase consideration was $3.3 billion. Alterra was a Bermuda-headquartered global enterprise providing diversified specialty insurance and reinsurance products to corporations, public entities and other property and casualty insurers.

The consolidated balance sheet as of June 30, 2013 and the related consolidated statements of income and comprehensive income (loss), changes in equity and cash flows for the quarters and six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2012 was derived from Markel Corporation’s audited annual consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of operations and cash flows of Alterra from the Acquisition Date to June 30, 2013 and not in any prior periods, except with respect to the Supplemental Pro Forma Information included in note 3. The Company consolidates the results of its non-insurance subsidiaries on a one-month lag. Certain prior year amounts have been reclassified to conform to the current presentation.

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

2. Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB Accounting Standards Codification (ASC) 220, Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 requires information about reclassifications out of accumulated other comprehensive income to be reported in one place, by component. The guidance also requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this guidance did not have an impact on the Company's financial position, results of operations or cash flows. The Company has included the additional disclosures required by ASU No. 2013-02 in note 14.

3. Acquisitions

Acquisition of Alterra

a)Overview. On May 1, 2013, the Company completed the acquisition of 100% of the issued and outstanding common stock of Alterra pursuant to an agreement dated December 18, 2012 (the Merger Agreement) which provided for the merger of Alterra with one of the Company's subsidiaries. Alterra was a Bermuda-headquartered global enterprise providing diversified specialty property and casualty insurance and reinsurance products to corporations, public entities and other property and casualty insurers. The acquisition of Alterra creates additional size and scale, providing additional insurance and investment opportunities for the Company. As a result of the acquisition of Alterra, the Company formed a new operating segment, the Alterra segment. Results attributable to Alterra's property and casualty insurance and reinsurance business are included in the Alterra segment. Previously, Alterra also offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of Alterra's life and annuity reinsurance business, as well as other lines of business previously discontinued by Alterra, are included in the Company's Other Insurance (Discontinued Lines) segment. See note 6 for further discussion of the Company's operating segments.

Pursuant to the terms of the Merger Agreement, on the Acquisition Date, equity holders of Alterra received, in exchange for each share of Alterra common stock held (other than restricted shares that did not vest in connection with the transaction), (1) 0.04315 shares of the Company's common stock and (2) $10.00 in cash. In total, equity holders of Alterra received total consideration of $3.3 billion, consisting of cash consideration of $964.3 million and stock consideration of 4.3 million shares of the Company's common stock.

Following the acquisition, the Company's board of directors consists of all 10 members from its pre-acquisition board of directors and two additional members who were designated by Alterra and approved by the Company's Nominating/Corporate Governance Committee.

b)Purchase Price. The Company's total purchase price for Alterra as of the Acquisition Date was calculated as follows:

(in thousands, except per share amounts)
Shares of Alterra common stock outstanding as of the Acquisition Date	96,433
Exchange ratio per the Merger Agreement	0.04315
Markel share issuance to Alterra shareholders	4,161

Shares of Alterra restricted stock outstanding as of the Acquisition Date	2,239
Incentive award ratio per the Merger Agreement	0.06252
Markel restricted stock issuance to Alterra restricted stock holders	140

Multiplied by Markel's weighted average stock price on April 30, 2013 (1)	$529.59

Markel share and restricted stock issuance consideration, net of taxes	$2,267,648

Alterra common shares outstanding as of the Acquisition Date that received cash consideration	96,433
Multiplied by cash price per share component per the Merger Agreement	$10.00
Markel cash consideration	$964,330

Fair value of Markel warrant issuance to Alterra warrant holders as of the Acquisition Date	$73,685
Fair value of Markel stock option issuance to Alterra stock option holders as of the Acquisition Date, net of taxes	$12,335
Fair value of partially vested Markel restricted stock unit issuance as of the Acquisition Date, net of taxes	$6,867
Unrecognized compensation on unvested restricted stock and restricted stock units	$(20,572)
Total acquisition consideration	$3,304,293

(1)	The fair value of the shares issued by the Company was calculated as the weighted average price of the Company's stock on April 30, 2013, the day preceding the Acquisition Date.

As part of the consideration, the Company issued replacement warrants, options and restricted stock awards to holders of Alterra warrants, options and restricted stock awards. The acquisition consideration related to the options, restricted stock awards and partially vested restricted stock units issued was net of income taxes of $1.9 million, $10.1 million and $0.7 million, respectively. See note 13 for additional information about the equity awards issued in connection with the acquisition.

c)Fair Value of Net Assets Acquired and Liabilities Assumed. The purchase price was allocated to the acquired assets and liabilities of Alterra based on estimated fair values at the Acquisition Date. The Company recognized goodwill of $371.6 million, all of which was preliminarily recorded within the Alterra segment and is primarily attributable to Alterra's assembled workforce and synergies that are expected to result upon integration of Alterra into the Company’s insurance operations and investing activities. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes. The Company also recognized indefinite lived intangible assets of $37.5 million and other intangible assets of $150 million, which will be amortized over a weighted average period of 17 years.

The Company has not completed the process of determining the fair value of the intangible assets acquired, unpaid losses and loss adjustment expenses and deferred taxes. These valuations will be completed within the measurement period, which cannot exceed 12 months from the Acquisition Date. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the Acquisition Date.

(dollars in thousands)
ASSETS
Investments	$6,407,841
Cash and cash equivalents	1,036,274
Restricted cash and cash equivalents	414,497
Receivables	866,388
Reinsurance recoverable on unpaid losses	1,169,084
Reinsurance recoverable on paid losses	80,672
Prepaid reinsurance premiums	317,445
Other assets	801,758
LIABILITIES
Unpaid losses and loss adjustment expenses	4,719,461
Life and annuity benefits	1,477,482
Unearned premiums	1,075,610
Payables to insurance and reinsurance companies	342,858
Senior long-term debt	512,463
Other liabilities	220,903
Net assets	2,745,182
Goodwill	371,611
Intangible assets	187,500
Acquisition date fair value	$3,304,293

An explanation of the significant adjustments for fair value and the related impact on amortization is as follows:

•
Investments - Investments acquired include a net increase of $223.1 million to adjust the historical carrying amount of Alterra's investments to their estimated fair value as of the Acquisition Date. The difference in the par value and estimated fair value of Alterra's fixed maturity securities investments as of the Acquisition Date, $552.4 million, will be amortized to net investment income over the term of the underlying securities, or sooner upon disposition.

•	Intangible assets - Establish the provisional estimated fair value of intangible assets related to Alterra (see below for further detail).

•
Unearned Premiums - Unearned premiums acquired include a decrease of $176.3 million to adjust the carrying value of Alterra's historical unearned premiums to fair value as of the Acquisition Date. The adjustment consists of the present value of the expected underwriting profit within the unearned premiums liability less costs to service the related policies and a risk premium. This adjustment will be amortized to underwriting, acquisition and insurance expenses over a weighted average period of approximately one year, as the contracts for business in-force as of the Acquisition Date expire.

•
Unpaid losses and loss adjustment expenses - Unpaid losses and loss adjustment expenses acquired include a provisional increase of $120.8 million to adjust the carrying value of Alterra's historical unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, to fair value as of the Acquisition Date. The estimated fair value consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. This adjustment, plus the $26.5 million unamortized fair value adjustment included in Alterra's historical unpaid losses and loss adjustment expenses, will be amortized to losses and loss adjustment expenses over a weighted average period of approximately five years, based on the estimated payout pattern of net reserves as of the Acquisition Date.

•
Life and Annuity Benefits - Life and annuity benefits acquired include an increase of $329.6 million to adjust the carrying value of Alterra's historical life and annuity benefits to fair value as of the Acquisition Date. The estimated fair value consists of the present value of the expected net life and annuity benefit payments plus a risk premium. See note 8 for detail regarding accounting for life and annuity benefits.

•
Senior long-term debt - Senior long-term debt acquired includes an increase of $71.9 million to adjust the carrying value of Alterra's senior long-term debt to its estimated fair value based on prevailing interest rates and other factors as of the Acquisition Date. This adjustment will be amortized to interest expense over the term of the notes. See note 9.

The following table summarizes the provisional intangible assets recorded in connection with the acquisition, and as of June 30, 2013.

(dollars in thousands)	Amount	Economic Useful Life
Customer relationships	$113,000	18 years
Broker relationships	18,000	18 years
Technology	18,000	10 years
Trade names	1,000	One year
Lloyd's syndicate capacity	12,000	Indefinite
Insurance licenses	25,500	Indefinite
Intangible assets, before amortization, as of the Acquisition Date	187,500
Amortization (from the Acquisition Date through June 30, 2013)	1,699
Net intangible assets of June 30, 2013	$185,801

Customer relationships represent policyholder relationships and the network of insurance companies through which Alterra conducts its operations. The fair value of customer relationships and broker relationships was estimated using the income approach. Critical inputs into the valuation model for customer relationships and broker relationships include estimates of expected premium and attrition rates, and discounting at a weighted average cost of capital. Technology represents the intangible asset related to Alterra's internally developed software and was valued using the income approach.

The fair value of Lloyd's syndicate capacity and insurance licenses was estimated using the market approach. Lloyd's syndicate capacity represents Alterra's authorized premium income limit to write insurance business in the Lloyd's market. Alterra's proportionate share of Syndicates 1400 and 2526, the syndicates through which it conducts its Lloyd's operations, are 100% and approximately 20%, respectively. The capacity is renewed annually at no cost to the Company but may be freely purchased or sold, subject to Lloyd's approval. The ability to write insurance business within the syndicate capacity is indefinite with the premium income limit being set annually by the Company, subject to Lloyd's approval.

d)Income Taxes. As a result of the acquisition, Alterra and its non-U.S. subsidiaries became controlled foreign corporations subject to U.S. income tax at a statutory rate of 35%. The acquisition was taxable to U.S. shareholders of Alterra, and Markel has elected to treat it as an asset acquisition under section 338(g) of the U.S. Internal Revenue Code of 1986 (IRC), as amended.

Effective May 1, 2013, the Company made an IRC section 953(d) election with respect to Alterra Bermuda Limited (Alterra Bermuda), a wholly-owned subsidiary of Alterra. As a result of the 953(d) election, Alterra Bermuda is treated as a domestic corporation for U.S. tax purposes and, accordingly, was required to record deferred taxes at the 35% statutory U.S. rate.

As part of the provisional allocation of the purchase price, the Company recorded net deferred tax assets of $255.8 million. Of this amount, $284.8 million represents deferred tax assets related to accrued losses and loss adjustment expenses and life and annuity benefits, which were partially offset by deferred tax liabilities of $67.4 million related to the estimated fair value of the intangible assets recorded. Other net deferred tax assets recorded primarily relate to differences between financial reporting and tax bases of the acquired assets and liabilities as of the Acquisition Date. At June 30, 2013, earnings of Alterra's foreign subsidiaries are considered reinvested indefinitely, consistent with the Company's other foreign subsidiaries, and no provision for deferred U.S. income tax has been recorded.

e)Transaction and Acquisition-Related Costs. The following table summarizes transaction and acquisition-related costs incurred by the Company in connection with the acquisition, all of which were included in underwriting, acquisition and insurance expenses in the consolidated statements of income and comprehensive income (loss).

(dollars in thousands)	Quarter and Six Months Ended June 30, 2013
Transaction costs	$15,981
Acquisition-related costs:
Severance costs	28,215
Stay bonuses	6,075
Acceleration of Alterra long-term incentive compensation awards and restricted stock awards	11,538
Total transaction and acquisition-related costs	$61,809

Transaction costs primarily consist of due diligence, legal and investment banking costs. Per the terms of the Merger Agreement, transaction costs attributable to Alterra were recorded and paid by Alterra prior to the Acquisition Date ($23.0 million) and are not included within the Company's consolidated statements of income and comprehensive income (loss).

In connection with the acquisition, Alterra instituted a retention plan for certain employees under which Alterra committed to the payment of stay bonuses to such employees one year from the Acquisition Date, provided they remain employed with the Company through that date. Payments may be accelerated for certain qualifying employment terminations.

Prior to its acquisition by the Company, Alterra granted long term incentive awards to certain employees to be paid in the form of cash on March 1, 2016, provided they remain employed with the Company on that date. Payments may be accelerated prior to March 1, 2016 for certain qualifying employment terminations. Additionally, as part of the purchase consideration, the Company issued replacement restricted stock awards to holders of Alterra restricted stock awards. As a result of separations made in connection with the acquisition, the Company recognized expense totaling $11.5 million related to the acceleration of certain of these awards during the quarter and six months ended June 30, 2013.

f)Financial Results. The following table summarizes the results of Alterra since the Acquisition Date that have been included within the Company's consolidated statements of income and comprehensive income (loss).

(dollars in thousands)	For the period from May 1, 2013 to June 30, 2013
Operating revenues	$243,246
Net loss to shareholders	$(55,743)

g)Supplemental Pro Forma Information. Alterra's results have been included in the Company's Consolidated Financial Statements from the Acquisition Date to June 30, 2013. The following table presents unaudited pro forma consolidated information for the quarter and six months ended June 30, 2013 and 2012 and assumes the Company's acquisition of Alterra occurred on January 1, 2012. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2012, nor is it necessarily indicative of future results. Significant adjustments used to determine pro forma results include amortization of intangible assets and amortization of fair value adjustments discussed in c) above, and the corresponding income tax effects. The Company also excluded certain charges from the pro forma results, including transaction costs incurred by the Company ($16.0 million) and Alterra ($23.0 million) totaling $39.0 million for both the quarter and six months ended June 30, 2013, respectively, and severance and stay bonuses attributable to the acquisition totaling $28.2 million and $6.1 million, respectively, for both the quarter and six months ended June 30, 2013. The acceleration of compensation expense during the quarter ended June 30, 2013 related to Alterra's long-term incentive compensation awards and restricted stock awards was attributable to the acquisition, however, the incremental expense recognized during the period only represents a timing difference in the recognition of expense. Therefore, it was not excluded from the pro forma underwriting results.

	Pro Forma		Pro Forma
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Earned premiums	$888,161	$862,935	$1,798,009	$1,730,284
Operating revenues	1,154,783	1,089,191	2,395,279	2,218,611
Net income to shareholders	72,090	118,551	208,060	205,574

U.S. GAAP combined ratio (1)	97%	88%	94%	93%

Basic net income per share	$5.16	$7.86	$15.06	$14.07
Diluted net income per share	$5.13	$7.83	$15.00	$14.01

Weighted average common shares outstanding:
Basic	14,021	14,035	14,020	14,030
Diluted	14,084	14,092	14,082	14,088

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

Acquisition of Essentia

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

4. Investments

a)The following tables summarize the Company’s available-for-sale investments.

	June 30, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,310,385	$11,930	$(24,171)	$—	$1,298,144
Obligations of states, municipalities and political subdivisions	2,754,979	147,526	(19,633)	—	2,882,872
Foreign governments	1,389,311	35,242	(45,325)	—	1,379,228
Commercial mortgage-backed securities	423,886	19	(10,616)	—	413,289
Residential mortgage-backed securities	1,052,615	10,560	(16,409)	(2,258)	1,044,508
Asset-backed securities	288,938	321	(3,167)	—	286,092
Corporate bonds	3,379,141	71,802	(70,024)	(6,589)	3,374,330
Total fixed maturities	10,599,255	277,400	(189,345)	(8,847)	10,678,463
Equity securities:
Insurance, banks and other financial institutions	411,661	536,871	(230)	—	948,302
Industrial, consumer and all other	1,039,521	825,243	(2,632)	—	1,862,132
Total equity securities	1,451,182	1,362,114	(2,862)	—	2,810,434
Short-term investments	995,687	11	(1)	—	995,697
Investments, available-for-sale	$13,046,124	$1,639,525	$(192,208)	$(8,847)	$14,484,594

	December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$297,663	$19,844	$—	$—	$317,507
Obligations of states, municipalities and political subdivisions	2,586,867	245,057	(362)	—	2,831,562
Foreign governments	503,844	52,764	—	—	556,608
Residential mortgage-backed securities	202,644	14,996	(5)	(2,258)	215,377
Asset-backed securities	13,828	517	—	—	14,345
Corporate bonds	957,432	93,395	(121)	(6,822)	1,043,884
Total fixed maturities	4,562,278	426,573	(488)	(9,080)	4,979,283
Equity securities:
Insurance, banks and other financial institutions	508,771	389,434	(138)	—	898,067
Industrial, consumer and all other	878,534	637,783	(7,433)	—	1,508,884
Total equity securities	1,387,305	1,027,217	(7,571)	—	2,406,951
Short-term investments	973,318	26	(14)	—	973,330
Investments, available-for-sale	$6,922,901	$1,453,816	$(8,073)	$(9,080)	$8,359,564

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2013
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,016,644	$(24,171)	$—	$—	$1,016,644	$(24,171)
Obligations of states, municipalities and political subdivisions	290,283	(19,526)	3,367	(107)	293,650	(19,633)
Foreign governments	882,167	(45,325)	—	—	882,167	(45,325)
Commercial mortgage-backed securities	406,372	(10,616)	—	—	406,372	(10,616)
Residential mortgage-backed securities	714,143	(18,665)	229	(2)	714,372	(18,667)
Asset-backed securities	262,570	(3,167)	—	—	262,570	(3,167)
Corporate bonds	2,429,938	(76,613)	—	—	2,429,938	(76,613)
Total fixed maturities	6,002,117	(198,083)	3,596	(109)	6,005,713	(198,192)
Equity securities:
Insurance, banks and other financial institutions	4,734	(230)	—	—	4,734	(230)
Industrial, consumer and all other	65,570	(2,614)	118	(18)	65,688	(2,632)
Total equity securities	70,304	(2,844)	118	(18)	70,422	(2,862)
Short-term investments	164,998	(1)	—	—	164,998	(1)
Total	$6,237,419	$(200,928)	$3,714	$(127)	$6,241,133	$(201,055)

At June 30, 2013, the Company held 1,971 securities with a total estimated fair value of $6.2 billion and gross unrealized losses of $201.1 million. Of these 1,971 securities, 12 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $3.7 million and gross unrealized losses of $0.1 million. Of these securities, 10 securities were fixed maturities and two were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

	December 31, 2012
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$2,833	$(46)	$3,616	$(316)	$6,449	$(362)
Residential mortgage-backed securities	364	(2,260)	201	(3)	565	(2,263)
Corporate bonds	—	(6,822)	3,860	(121)	3,860	(6,943)
Total fixed maturities	3,197	(9,128)	7,677	(440)	10,874	(9,568)
Equity securities:
Insurance, banks and other financial institutions	2,431	(138)	—	—	2,431	(138)
Industrial, consumer and all other	82,109	(7,310)	1,983	(123)	84,092	(7,433)
Total equity securities	84,540	(7,448)	1,983	(123)	86,523	(7,571)
Short-term investments	228,820	(14)	—	—	228,820	(14)
Total	$316,557	$(16,590)	$9,660	$(563)	$326,217	$(17,153)

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

Residential / Commercial mortgage-backed securities. For mortgage-backed securities, credit impairment is assessed by estimating future cash flows from the underlying mortgage loans and interest payments. The cash flow estimate incorporates actual cash flows from the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including prepayment rates, default rates, recovery rates on foreclosed properties and loss severity assumptions. Management develops specific assumptions using market data and internal estimates, as well as estimates from rating agencies and other third party sources. Default rates are estimated by considering current underlying mortgage loan performance and expectations of future performance. Estimates of future cash flows are discounted to present value. If the present value of expected cash flows is less than the amortized cost, the Company recognizes the estimated credit loss in net income.

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

c)The amortized cost and estimated fair value of fixed maturities at June 30, 2013 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$906,912	$911,807
Due after one year through five years	3,216,710	3,279,236
Due after five years through ten years	2,359,427	2,412,507
Due after ten years	2,350,767	2,331,024
	8,833,816	8,934,574
Commercial mortgage-backed securities	423,886	413,289
Residential mortgage-backed securities	1,052,615	1,044,508
Asset-backed securities	288,938	286,092
Total fixed maturities	$10,599,255	$10,678,463

d)The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Interest:
Municipal bonds (tax-exempt)	$20,770	$22,747	$41,960	$45,779
Municipal bonds (taxable)	6,613	5,685	12,015	11,385
Other taxable bonds	33,462	26,979	55,354	57,595
Short-term investments, including overnight deposits	604	679	1,274	1,274
Dividends on equity securities	10,761	9,512	23,541	20,458
Change in fair value of credit default swap	3,910	1,140	7,200	12,201
Other	4,981	(1,172)	7,032	(1,231)
	81,101	65,570	148,376	147,461
Investment expenses	(3,122)	(1,968)	(5,780)	(4,065)
Net investment income	$77,979	$63,602	$142,596	$143,396

e)Cumulative credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss) was $21,370 for the quarter and six months ended June 30, 2013 and 2012. There were no changes in cumulative credit losses for the quarter and six months ended June 30, 2013 or 2012.

f)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Realized gains:
Sales of fixed maturities	$902	$3,570	$1,152	$5,422
Sales of equity securities	15,994	5,820	33,915	15,514
Other	53	134	53	655
Total realized gains	16,949	9,524	35,120	21,591
Realized losses:
Sales of fixed maturities	(797)	(316)	(898)	(474)
Sales of equity securities	(17)	—	(170)	—
Other-than-temporary impairments	(4,589)	(992)	(4,589)	(992)
Total realized losses	(5,403)	(1,308)	(5,657)	(1,466)
Net realized investment gains	$11,546	$8,216	$29,463	$20,125
Change in net unrealized gains on investments:
Fixed maturities	$(306,449)	$27,921	$(337,797)	$44,590
Equity securities	58,711	(47,744)	339,606	149,250
Short-term investments	(7)	(2)	(2)	(5)
Net increase (decrease)	$(247,745)	$(19,825)	$1,807	$193,835

g)The following table presents other-than-temporary impairment losses recognized in net income and included in net realized investment gains by investment type.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$(1,242)	$—	$(1,242)	$—
Residential mortgage-backed securities	(523)	—	(523)	—
Total fixed maturities	(1,765)	—	(1,765)	—
Equity securities:
Insurance, banks and other financial institutions	—	(826)	—	(826)
Industrial, consumer and all other	(2,824)	(166)	(2,824)	(166)
Total equity securities	(2,824)	(992)	(2,824)	(992)
Total	$(4,589)	$(992)	$(4,589)	$(992)

h)The Company had $4.9 billion and $1.3 billion of restricted assets held in trust or on deposit for the benefit of policyholders or ceding companies or to support underwriting activities at June 30, 2013 and December 31, 2012, respectively, of which $3.5 billion at June 30, 2013 is attributable to Alterra. Additionally, the Company has pledged investments and cash and cash equivalents totaling $763.2 million and $23.2 million as of June 30, 2013 and December 31, 2012, respectively, as security for letters of credit that have been issued by various banks on behalf of the Company, of which $726.4 million at June 30, 2013 is attributable to Alterra.

These restricted assets are included on the Company's consolidated balance sheets as follows.

(dollars in thousands)	June 30, 2013	December 31, 2012
Investments, available-for-sale	$5,154,074	$1,262,755
Other assets	148,670	—
Restricted cash and cash equivalents	396,416	109,415
Total	$5,699,160	$1,372,170

5. Fair Value Measurements

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

Derivatives. Derivatives are recorded at fair value on a recurring basis and include a credit default swap. The fair value of the credit default swap is measured by the Company using an external valuation model. See note 10 for a discussion of the valuation model for the credit default swap, including the key inputs and assumptions used in the model and a description of the valuation processes used by the Company. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap has been classified as Level 3 within the fair value hierarchy.

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

	June 30, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$1,298,144	$—	$1,298,144
Obligations of states, municipalities and political subdivisions	—	2,882,872	—	2,882,872
Foreign governments	—	1,379,228	—	1,379,228
Commercial mortgage-backed securities	—	413,289	—	413,289
Residential mortgage-backed securities	—	1,044,508	—	1,044,508
Asset-backed securities	—	286,092	—	286,092
Corporate bonds	—	3,374,330	—	3,374,330
Total fixed maturities	—	10,678,463	—	10,678,463
Equity securities:
Insurance, banks and other financial institutions	948,302	—	—	948,302
Industrial, consumer and all other	1,862,132	—	—	1,862,132
Total equity securities	2,810,434	—	—	2,810,434
Short-term investments	910,255	85,442	—	995,697
Total investments available-for-sale	$3,720,689	$10,763,905	$—	$14,484,594
Liabilities:
Derivative contracts	$—	$—	$5,490	$5,490

	December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$317,507	$—	$317,507
Obligations of states, municipalities and political subdivisions	—	2,831,562	—	2,831,562
Foreign governments	—	556,608	—	556,608
Residential mortgage-backed securities	—	215,377	—	215,377
Asset-backed securities	—	14,345	—	14,345
Corporate bonds	—	1,043,884	—	1,043,884
Total fixed maturities	—	4,979,283	—	4,979,283
Equity securities:
Insurance, banks and other financial institutions	898,067	—	—	898,067
Industrial, consumer and all other	1,508,884	—	—	1,508,884
Total equity securities	2,406,951	—	—	2,406,951
Short-term investments	888,758	84,572	—	973,330
Total investments available-for-sale	$3,295,709	$5,063,855	$—	$8,359,564
Liabilities:
Derivative contracts	$—	$—	$12,690	$12,690

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Derivatives, beginning of period	$9,400	$18,270	$12,690	$29,331
Total gains included in:
Net income	(3,910)	(1,140)	(7,200)	(12,201)
Other comprehensive income (loss)	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Derivatives, end of period	$5,490	$17,130	$5,490	$17,130
Net unrealized gains included in net income relating to liabilities held at June 30, 2013 and 2012 (1)	$3,910	$1,140	$7,200	$12,201

(1)	Included in net investment income in the consolidated statements of income and comprehensive income (loss).

There were no transfers into or out of Level 1 and Level 2 during the quarter and six months ended June 30, 2013 and 2012. Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2013 and 2012.

6. Segment Reporting Disclosures

The Company historically operated in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London Insurance Market segments. The Company considers many factors, including the nature of its insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

As a result of the acquisition of Alterra, the Company formed a new operating segment, effective May 1, 2013. The Alterra segment is comprised of all of the active property and casualty underwriting operations of the former Alterra companies. The Alterra segment provides specialty insurance and reinsurance products worldwide from offices in the United States, Bermuda, the United Kingdom, Europe and Latin America. Results attributable to Alterra are being separately evaluated by management. The Company is in the process of integrating Alterra with its existing operations, which is not expected to be complete until 2014.

For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with acquisitions. Prior to its acquisition by the Company, Alterra offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of Alterra's life and annuity reinsurance business, as well as other lines of business previously discontinued by Alterra, are included in the Company's Other Insurance (Discontinued Lines) segment.

All investing activities related to our insurance operations are included in the Investing segment.

The Company’s non-insurance operations primarily consist of controlling interests in various industrial and service businesses. For purposes of segment reporting, the Company’s non-insurance operations are not considered to be a reportable operating segment.

Segment profit for the Investing segment is measured by net investment income and net realized investment gains or losses. Segment profit or loss for the Company’s operating segments is primarily measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company’s underwriting performance. Segment profit or loss for the Company's operating segments also includes other revenues and other expenses, primarily related to the run-off of managing general agent operations that were discontinued in conjunction with acquisitions. Other revenues and other expenses in the Other Insurance (Discontinued Lines) segment are comprised of the results attributable to the run-off of Alterra's life and annuity reinsurance business.

For management reporting purposes, the Company allocates assets to its underwriting, investing and non-insurance operations. Underwriting assets are all assets not specifically allocated to the Investing segment or to the Company’s non-insurance operations. Underwriting and investing assets are not allocated to the Excess and Surplus Lines, Specialty Admitted, London Insurance Market, Alterra or Other Insurance (Discontinued Lines) segments since the Company does not manage its assets by operating segment. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a)	The following tables summarize the Company’s segment disclosures.

	Quarter Ended June 30, 2013
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Alterra	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$274,814	$253,943	$229,881	$342,328	$14		$—	$1,100,980
Net written premiums	231,503	242,313	199,934	253,516	15		—	927,281

Earned premiums	209,345	177,196	172,776	225,487	15		—	784,819
Losses and loss adjustment expenses:
Current accident year	(144,317)	(121,807)	(116,783)	(178,781)	—		—	(561,688)
Prior accident years	64,141	15,798	38,904	—	439		—	119,282
Underwriting, acquisition and insurance expenses:
Transaction costs and other acquisition-related expenses (1)	—	—	—	(61,809)	—		—	(61,809)
All other expenses	(80,770)	(80,912)	(72,661)	(67,154)	211		—	(301,286)
Underwriting profit (loss)	48,399	(9,725)	22,236	(82,257)	665		—	(20,682)
Net investment income	—	—	—	—	—		77,979	77,979
Net realized investment gains	—	—	—	—	—		11,546	11,546
Other revenues (insurance)	—	3,280	505	1,197	319		—	5,301
Other expenses (insurance)	—	(1,958)	(1,237)	1,627	(5,877)		—	(7,445)
Segment profit (loss)	$48,399	$(8,403)	$21,504	$(79,433)	$(4,893)		$89,525	$66,699
Other revenues (non-insurance)								152,124
Other expenses (non-insurance)								(133,314)
Amortization of intangible assets								(11,292)
Interest expense								(28,561)
Income before income taxes								$45,656
U.S. GAAP combined ratio (2)	77%	105%	87%	136%	NM	(3)		103%

(1)
In connection with the acquisition of Alterra, the Company incurred transaction costs of $16.0 million for the quarter ended June 30, 2013, which primarily consist of due diligence, legal and investment banking costs. Additionally, the Company incurred severance costs of $28.2 million, stay bonuses of $6.1 million and other compensation costs totaling $11.5 million related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition.

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

(3)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2013
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Alterra	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$519,120	$457,219	$525,578	$342,328	$35		$—	$1,844,280
Net written premiums	441,345	435,395	459,977	253,516	36		—	1,590,269

Earned premiums	410,750	335,665	377,468	225,487	36		—	1,349,406
Losses and loss adjustment expenses:
Current accident year	(277,194)	(226,932)	(251,519)	(178,781)	—		—	(934,426)
Prior accident years	124,788	17,453	61,027	—	856		—	204,124
Underwriting, acquisition and insurance expenses:
Transaction costs and other acquisition-related expenses (1)	—	—	—	(61,809)	—		—	(61,809)
All other expenses	(164,531)	(149,439)	(149,134)	(67,154)	299		—	(529,959)
Underwriting profit (loss)	93,813	(23,253)	37,842	(82,257)	1,191		—	27,336
Net investment income	—	—	—	—	—		142,596	142,596
Net realized investment gains	—	—	—	—	—		29,463	29,463
Other revenues (insurance)	—	10,543	4,467	1,197	319		—	16,526
Other expenses (insurance)	—	(8,155)	(2,595)	1,627	(5,877)		—	(15,000)
Segment profit (loss)	$93,813	$(20,865)	$39,714	$(79,433)	$(4,367)		$172,059	$200,921
Other revenues (non-insurance)								313,642
Other expenses (non-insurance)								(278,076)
Amortization of intangible assets								(20,907)
Interest expense								(52,135)
Income before income taxes								$163,445
U.S. GAAP combined ratio (2)	77%	107%	90%	136%	NM	(3)		98%

(1)
In connection with the acquisition of Alterra, the Company incurred transaction costs of $16.0 million for the six months ended June 30, 2013, which primarily consist of due diligence, legal and investment banking costs. Additionally, the Company incurred severance costs of $28.2 million, stay bonuses of $6.1 million and other compensation costs totaling $11.5 million related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition.

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

(3)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company’s consolidated balance sheets.

(dollars in thousands)	June 30, 2013	December 31, 2012
Segment assets:
Investing	$16,528,571	$9,277,697
Underwriting	6,082,406	2,387,305
Total segment assets	22,610,977	11,665,002
Non-insurance operations	889,003	891,586
Total assets	$23,499,980	$12,556,588

7. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2013		2012
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$877,430	$719,686	$530,144	$490,607
Assumed	223,550	241,664	116,778	91,107
Ceded	(173,699)	(176,531)	(80,308)	(68,658)
Net premiums	$927,281	$784,819	$566,614	$513,056

	Six Months Ended June 30,
	2013		2012
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$1,474,849	$1,257,828	$1,048,684	$1,000,196
Assumed	369,431	343,791	246,856	174,949
Ceded	(254,011)	(252,213)	(147,760)	(132,493)
Net premiums	$1,590,269	$1,349,406	$1,147,780	$1,042,652

The percentage of ceded earned premiums to gross earned premiums was 18% and 12%, respectively, for the quarters ended June 30, 2013 and 2012 and 16% and 11%, respectively, for the six months ended June 30, 2013 and 2012.

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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At June 30, 2013 and December 31, 2012, balances recoverable from the Company's ten largest reinsurers, by group, represented approximately 62% and 74%, respectively, of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances. At June 30, 2013, the Company's largest reinsurance balance was due from the Fairfax Financial Group and represented 10% of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $86.2 million and $24.2 million, respectively, for the quarters ended June 30, 2013 and 2012 and $81.9 million and $64.3 million, respectively, for the six months ended June 30, 2013 and 2012.

8. Life and Annuity Benefits

Prior to its acquisition by the Company, Alterra entered into long duration reinsurance contracts which subject the Company to mortality, longevity and morbidity risks. The Company’s related life and annuity reinsurance benefit reserves are compiled on a reinsurance contract-by-contract basis and are discounted using standard actuarial techniques and cash flow models. Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company must make estimates and assumptions based on cedant experience and industry mortality tables, longevity, expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves were determined at the Acquisition Date and are generally locked-in for the life of the contract unless a premium deficiency develops or another unlocking event occurs. As the experience on the reinsurance contracts emerges, the assumptions are reviewed by management, no less than annually, to determine whether the actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are sufficient to cover the present value of future benefits, settlement and maintenance costs. If such a review produces reserves in excess of those currently held, then the lock-in assumptions are revised and a charge to earnings for life and annuity benefits is recognized at that time. Results attributable to the run-off of Alterra's life and annuity reinsurance business are included in other revenues and other expenses in the Company's consolidated statements of income and comprehensive income and as part of the Company's Other Insurance (Discontinued Lines) segment.

Because of the many assumptions and estimates used in establishing reserves and the long-term nature of reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain. Actual results could differ materially from these estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of June 30, 2013.

The following table presents life and annuity benefits as of June 30, 2013:

(dollars in thousands)
Life	$191,553
Annuities	1,157,142
Accident and health	108,134
$1,456,829

9. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

(dollars in thousands)	June 30, 2013	December 31, 2012
6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $45 in 2012	$—	$246,619
7.20% unsecured senior notes, due April 14, 2017, interest payable semi-annually, net of unamortized premium of $5,223 in 2013	95,852	—
7.125% unsecured senior notes, due September 30, 2019, interest payable semi-annually, net of unamortized discount of $1,767 in 2013 and $1,909 in 2012	348,233	348,091
6.25% unsecured senior notes, due September 30, 2020, interest payable semi-annually, net of unamortized premium of $65,466 in 2013	415,466	—
5.35% unsecured senior notes, due June 1, 2021, interest payable semi-annually, net of unamortized discount of $1,635 in 2013 and $1,738 in 2012	248,365	248,262
4.90% unsecured senior notes, due July 1, 2022, interest payable semi-annually, net of unamortized discount of $2,514 in 2013 and $2,653 in 2012	347,486	347,347
3.625% unsecured senior notes, due March 30, 2023, interest payable semi-annually, net of unamortized discount of $1,960 in 2013	248,040	—
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $2,238 in 2013 and $2,291 in 2012	197,762	197,710
5.0% unsecured senior notes, due March 30, 2043, interest payable semi-annually, net of unamortized discount of $6,663 in 2013	243,337	—
Subsidiary debt, at various interest rates ranging from 2.2% to 6.5%	105,278	104,521
Senior long-term debt and other debt	$2,249,819	$1,492,550

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

On April 16, 2007, Alterra USA Holdings Limited (Alterra USA), a wholly-owned indirect subsidiary of Alterra, privately issued $100 million of 7.20% unsecured senior notes due April 14, 2017 (the 7.20% unsecured senior notes). The 7.20% unsecured senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% unsecured senior notes are fully and unconditionally guaranteed by Alterra. The principal amount of the 7.20% unsecured senior notes outstanding as of the Acquisition Date was $90.6 million. As of the Acquisition Date, the 7.20% unsecured senior notes were recorded at their estimated fair value of $95.8 million.

On September 27, 2010, Alterra Finance LLC, a wholly-owned indirect subsidiary of Alterra, issued $350 million of 6.25% unsecured senior notes due September 30, 2020 (the 6.25% unsecured senior notes). The 6.25% unsecured senior notes are Alterra Finance LLC’s senior unsecured obligations and rank equally in right of payment with all of Alterra Finance LLC’s future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance LLC’s future subordinated indebtedness. The 6.25% unsecured senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra’s existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra’s future subordinated indebtedness. As of the Acquisition Date, the 6.25% unsecured senior notes were recorded at their estimated fair value of $416.6 million.

Alterra Finance LLC is a finance subsidiary and has no independent activities, assets or operations other than in connection with the 6.25% unsecured senior notes.

The Company's 7.35% unsecured senior notes due August 15, 2034 are not redeemable. The Company's other unsecured senior notes are redeemable by the Company at any time, subject to payment of a make-whole premium to the noteholders. None of the Company's senior long-term debt is subject to any sinking fund requirements.

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

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of June 30, 2013.

Years Ending December 31,	(dollars in thousands)
2013	$6,398
2014	14,606
2015	5,785
2016	12,640
2017	100,508
2018 and thereafter	2,055,970
Total principal payments	$2,195,907
Unamortized premium	53,912
Senior long-term debt and other debt	$2,249,819

The Company also maintains a revolving credit facility that provides $150 million of capacity for working capital and other general corporate purposes and expires September 2015. Effective July 12, 2013, the capacity of the Company's revolving credit facility was increased to $300 million, as previously provided for by the terms of the revolving credit facility. The Company may select from two interest rate options for balances outstanding under the revolving credit facility and pays a commitment fee (0.275% at June 30, 2013) on the unused portion of the facility based on the Company’s debt to equity leverage ratio as calculated under the agreement. At June 30, 2013 and December 31, 2012, the Company had no borrowings outstanding under the revolving credit facility.

Alterra and Alterra Bermuda are party to a $900 million secured credit facility (the senior credit facility), which expires on December 15, 2015. The senior credit facility provides for secured letters of credit to be issued for the account of Alterra, Alterra Bermuda and certain other subsidiaries of Alterra and for loans to Alterra and Alterra Bermuda. Loans under the facility are subject to a sublimit of $250 million. Subject to certain conditions and at the request of Alterra, the aggregate commitments of the lenders under the senior credit facility may be increased up to a total of $1.4 billion. At June 30, 2013, the Company had no borrowings outstanding under the senior credit facility. At June 30, 2013, $460.3 million of letters of credit were issued and outstanding under this facility.

At June 30, 2013, the Company was in compliance with all covenants contained in its revolving credit facility and senior credit facility. To the extent that the Company is not in compliance with its covenants, the Company's access to these credit facilities could be restricted. While the Company believes this to be unlikely, the inability to access the revolving credit facility and senior credit facility could adversely affect the Company's liquidity.

10. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both June 30, 2013 and December 31, 2012, the notional amount of the credit default swap was $33.1 million, which represented the Company’s aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company’s exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At June 30, 2013 and December 31, 2012, the credit default swap had a fair value of $5.5 million and $12.7 million, respectively. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income for the quarter and six months ended June 30, 2013 included favorable changes in the fair value of the credit default swap of $3.9 million and $7.2 million, respectively. Net investment income for the quarter and six months ended June 30, 2012 included favorable changes in the fair value of the credit default swap of $1.1 million and $12.2 million, respectively.

The fair value of the credit default swap is determined by the Company using a Gaussian copula valuation model, a market standard model for valuing credit default swaps. The fair value is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The significant unobservable inputs used in the fair value measurement of the credit default swap are expected default rates and future expected recovery rates. The Company determines these unobservable inputs based upon default rates and recovery rates used to price similar credit default swap indices. A significant increase in expected default rates in isolation results in a significantly higher fair value measurement, while a significant decrease in expected default rates results in a significantly lower fair value measurement. A significant increase in future expected recovery rates in isolation results in a significantly lower fair value measurement, while a significant decrease in future expected recovery rates results in a significantly higher fair value measurement. Generally, a change in the assumption used for expected default rates is accompanied by a directionally opposite change in future expected recovery rates. The fair value measurement of the credit default swap at June 30, 2013 included expected default rates ranging between less than 1% and 4%, with a weighted-average expected default rate of 1%, and future expected recovery rates ranging between 20% and 40%, with a weighted-average future expected recovery rate of 39%. The fair value measurement of the credit default swap at December 31, 2012 included expected default rates ranging between 1% and 43%, with a weighted-average expected default rate of 3%, and future expected recovery rates ranging between 20% and 40%, with a weighted-average future expected recovery rate of 39%.

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

The Company had no other material derivative instruments at June 30, 2013.

11. Income Taxes

The Company's effective tax rate was 28% for the six months ended June 30, 2013 compared to 23% for the same period in 2012. In both periods, the effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the effective tax rate in 2013 was primarily due to the impact of including the operations of Alterra in the Company's effective tax rate beginning May 1, 2013 and anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2013 compared to 2012.

12. Employee Benefit Plans

a)Expenses relating to the Company’s defined contribution plans, including the defined contribution plans of Alterra effective May 1, 2013, were $5.9 million and $10.5 million, respectively, for the quarter and six months ended June 30, 2013 and $4.7 million and $9.3 million, respectively, for the same periods of 2012.

b)The following table presents the components of net periodic benefit income for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Service cost	$—	$89	$—	$179
Interest cost	1,603	1,693	3,226	3,386
Expected return on plan assets	(2,655)	(2,431)	(5,344)	(4,863)
Amortization of net actuarial pension loss	475	644	955	1,287
Net periodic benefit income	$(577)	$(5)	$(1,163)	$(11)

The Company contributed $5.3 million to the Terra Nova Pension Plan during the six months ended June 30, 2013 and does not expect to make any additional contributions in 2013.

13. Shareholders' Equity

a)     Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating awards and are included in the computation of net income per share. Non-participating unvested share-based compensation awards are excluded from the computation of net income per share. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the year.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net income to shareholders	$27,756	$89,687	$116,658	$146,940
Adjustment of redeemable noncontrolling interests	215	(8,186)	3,101	(8,186)
Adjusted net income to shareholders	$27,971	$81,501	$119,759	$138,754

Basic common shares outstanding	12,464	9,651	11,058	9,646
Dilutive potential common shares from conversion of options	16	4	9	8
Dilutive potential common shares from conversion of non participating restricted stock	34	21	31	18
Diluted shares outstanding	12,514	9,676	11,098	9,672
Basic net income per share	$2.24	$8.44	$10.83	$14.38
Diluted net income per share	$2.24	$8.42	$10.79	$14.35

b)     The 2012 Equity Incentive Compensation Plan (2012 Compensation Plan) provides for grants and awards of restricted stock, restricted stock units, performance grants, and other stock based awards to employees and directors. The 2012 Compensation Plan is administered by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). In May 2013, the Compensation Committee awarded 31,669 restricted stock units to certain associates and executive officers to assist the Company in retaining the services of key employees. The restricted stock units had a grant-date fair value of $16.6 million. The awards vest over a three year period and entitle the recipient to receive one share of the Company’s common stock for each vested restricted stock unit.

c)     In May 2013, in connection with the acquisition of Alterra, the Company issued 101,875 replacement options and 154,103 restricted stock awards to holders of Alterra options and restricted stock awards. The replacement options and restricted stock awards were issued under the terms and conditions of the Alterra Capital Holdings Limited 2008 Stock Incentive Plan, the Alterra Capital Holdings Limited 2006 Equity Incentive Plan and the Alterra Capital Holdings Limited 2000 Stock Incentive Plan (collectively, the Alterra Equity Award Plans). No further options or restricted stock awards are available for issuance under the Alterra Equity Award Plans.

The replacement options issued were fully vested and exercisable as of the Acquisition Date and had a weighted average exercise price of $398.96 and a grant-date fair value of $140.08, which was included in the acquisition consideration. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model. Assumptions used in the pricing model included an expected annual volatility of 19.04%, a risk-free rate of approximately 0.20% and an expected term of approximately two years. The expected annual volatility was based on the historical volatility of the Company's stock and other factors. The risk-free rate was based on the U.S. Treasury yield curve, with a remaining term equal to the expected term assumption at the grant date. The expected term of the options granted represents the period of time that the options were expected to be outstanding at the grant date.

The following table summarizes additional information with respect to these options.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value (in millions)
Outstanding and exercisable, May 1, 2013	101,875	$398.96
Exercised	43,371	$398.13
Outstanding and exercisable, June 30, 2013	58,504	$399.57	2.7	$7.5

During 2013, 43,371 options were exercised under the Alterra Equity Award Plans, resulting in cash proceeds of $15.8 million and a current tax benefit of $0.5 million. The intrinsic value of options exercised in 2013 was $5.7 million.

The replacement restricted stock awards issued by the Company had a grant date fair value of $81.6 million, or $529.59 per share. The awards were partially vested as of the Acquisition Date and had a weighted average remaining service period of approximately one year. As a result, $61.0 million was recognized as part of the Acquisition Consideration and $20.6 million will be recognized as compensation expense over the remaining service period of the awards. The fair value of the replacement restricted stock awards was determined based on the weighted average price of the Company's stock on April 30, 2013, the day preceding the Acquisition Date. The following table summarizes activity related to these nonvested restricted stock awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards issued on May 1, 2013	154,103	$529.59
Vested	(74,493)	529.59
Forfeited	(3,992)	529.59
Nonvested awards at June 30, 2013	75,618	$529.59

The Company recognized compensation expense totaling $9.4 million during the quarter and six months ended June 30, 2013 related to these restricted stock awards. As of June 30, 2013, unrecognized compensation cost related to the nonvested restricted stock awards was $9.0 million, which is expected to be recognized over a weighted average period of approximately one year. The fair value of the restricted stock awards that vested during 2013 was $39.5 million.

d)     In accordance with the terms of the Merger Agreement, the Company also assumed outstanding warrants to purchase Alterra common stock.  Holders of the warrants had the option to surrender them for consideration specified in the Merger Agreement, which included cash and registered shares of the Company's common stock, or to have them remain outstanding as “Company Converted Warrants,” in which case the holders would be entitled to a combination of cash and unregistered shares of the Company's common stock upon exercise of the warrants. The warrants of all warrant holders who elected to exercise in conjunction with the Acquisition Date were considered to have been exercised on May 1, 2013. The Company issued 225,529 Company Converted Warrants with a fair value of $73.7 million to Alterra warrant holders who elected not to surrender their warrants in connection with the merger. Three holders who elected to have their warrants remain outstanding subsequently exercised a total of 225,499 warrants and received a total of 100,115 shares of the Company's common stock under the cashless exercise provision of the warrants.  As of June 30, 2013, the Company had outstanding warrants to purchase 30 shares of its common stock.

14. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes net holding gains (losses) arising during the period, changes in unrealized other-than-temporary impairment losses on fixed maturities arising during the period and reclassification adjustments for net gains included in net income. Other comprehensive income (loss) also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss.

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the six months ended June 30, 2013 and 2012.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2011	$704,719	$(2,614)	$(41,185)	$660,920
Other comprehensive income (loss) before reclassifications	145,418	(292)	—	145,126
Amounts reclassified from accumulated other comprehensive income	(13,670)	—	965	(12,705)
Total other comprehensive income (loss)	131,748	(292)	965	132,421
June 30, 2012	$836,467	$(2,906)	$(40,220)	$793,341

December 31, 2012	$946,933	$(1,075)	$(34,521)	$911,337
Other comprehensive income (loss) before reclassifications	23,088	(11,640)	—	11,448
Amounts reclassified from accumulated other comprehensive income	(20,212)	—	736	(19,476)
Total other comprehensive income (loss)	2,876	(11,640)	736	(8,028)
June 30, 2013	$949,809	$(12,715)	$(33,785)	$903,309

The following table summarizes the deferred tax expense (benefit) associated with each component of other comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$(77,471)	$(3,887)	$8,075	$67,890
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(21)	43	54	(3)
Reclassification adjustments for net gains included in net income	(3,536)	(2,343)	(9,198)	(5,800)
Change in net unrealized gains on investments	(81,028)	(6,187)	(1,069)	62,087
Change in foreign currency translation adjustments	—	122	38	(48)
Change in net actuarial pension loss	109	162	219	322
Total	$(80,919)	$(5,903)	$(812)	$62,361

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Unrealized holding gains on available-for-sale securities:
Net realized investment gains	$11,493	$8,082	$29,410	$19,470
Income taxes	(3,536)	(2,343)	(9,198)	(5,800)
Reclassification of unrealized holding gains, net of taxes	$7,957	$5,739	$20,212	$13,670

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(475)	$(644)	$(955)	$(1,287)
Income taxes	109	162	219	322
Reclassification of net actuarial pension loss, net of taxes	$(366)	$(482)	$(736)	$(965)

15. Contingencies

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

We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, life and annuity reinsurance benefit reserves, the reinsurance allowance for doubtful accounts and income tax liabilities, as well as analyzing the recoverability of deferred tax assets, assessing goodwill and intangible assets for impairment, estimating reinsurance premiums written and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

The following discussion should be read in conjunction with our 2012 Annual Report on Form 10-K, which provides a more complete description of our critical accounting estimates.

Reinsurance Premiums

Our reinsurance premiums are recorded at the inception of each contract based upon contract terms and information received from ceding clients and brokers. For excess of loss contracts, the amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between this premium and final premium are generally small. An adjustment is made to the minimum and/or deposit premium, when notified, if there are changes in underlying exposures insured. For quota share or proportional reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We generally record such premiums using the client’s initial estimates, and then adjust them as more current information becomes available, with such adjustments recorded as premiums written in the period they are determined. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us usually represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate. Variances from original premium estimates are normally greater for quota share contracts than excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period. The impact of premium adjustments to net income may be mitigated by related acquisition costs and losses.

Life and Annuity Benefits

Prior to its acquisition, Alterra entered into long duration reinsurance contracts which subject us to mortality, longevity and morbidity risks. The related life and annuity reinsurance benefit reserves are compiled by our actuaries on a reinsurance contract-by-contract basis and are computed on a discounted basis using standard actuarial techniques and cash flow models. Since the development of our life and annuity reinsurance reserves is based upon cash flow projection models, we must make estimates and assumptions based on cedant experience and industry mortality tables, longevity, expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves were determined as of May 1, 2013 (the Acquisition Date) and are generally locked-in for the life of the contract unless a premium deficiency develops or another unlocking event occurs. As the experience on the reinsurance contracts emerges, the assumptions are reviewed by management, no less than annually, to determine whether the actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are sufficient to cover the present value of future benefits, settlement and maintenance costs. If such a review produces reserves in excess of those currently held, then the lock-in assumptions are revised and a charge for life and annuity benefits is recognized at that time.

Because of the many assumptions and estimates used in establishing reserves and the long-term nature of reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain. Actual results could differ materially from these estimates.

Our Business

We are a diverse financial holding company serving a variety of niche markets. Our principal business markets and underwrites specialty insurance products. We believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations. We historically competed in three segments of the specialty insurance marketplace: the Excess and Surplus Lines, the Specialty Admitted and the London Insurance Market segments. As a result of the acquisition of Alterra, we formed a new operating segment during the second quarter of 2013. The Alterra segment comprises all of the active property and casualty underwriting operations of the former Alterra companies. We also own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value.

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

Our Alterra segment writes specialty insurance and reinsurance on a worldwide basis from offices in the United States, Bermuda, the United Kingdom, Europe and Latin America. The Alterra segment's Lloyd's operations are conducted by Alterra at Lloyd's through Lloyd's Syndicates 1400 and 2526. At June 30, 2013, the Company's proportionate share of Syndicates 1400 and 2526 were 100% and approximately 20%, respectively. Alterra also has a 2% share in the 2012 and prior underwriting years of Syndicate 2525. Business written by the Alterra segment includes a wide range of commercial insurance and reinsurance products, including general and excess liability, property, accident and health, agriculture, auto, credit/surety, marine and energy, medical malpractice, professional liability and workers compensation coverages.

For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with acquisitions. Alterra previously offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of Alterra's life and annuity reinsurance business, as well as other lines of business previously discontinued by Alterra, are included in the Company's Other Insurance (Discontinued Lines) segment. This segment also includes development on asbestos and environmental loss reserves, none of which are related to the acquisition of Alterra.

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

Regulatory Environment

Our insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. As a result of our acquisition of Alterra, we became subject to regulatory authorities in Bermuda, Ireland and certain other foreign jurisdictions. The following discussion should be read in conjunction with our 2012 Annual Report on Form 10-K, which provides a more complete description of our regulatory environment.

Bermuda Insurance Regulation

The insurance and reinsurance industry in Bermuda is regulated by the Bermuda Monetary Authority (the BMA). Alterra Bermuda is regulated by the BMA under the Insurance Act 1978 of Bermuda and its related regulations (collectively, the Bermuda Insurance Act). The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Alterra Bermuda and grants to the BMA powers to supervise, investigate and intervene in the affairs of Bermuda insurance and reinsurance companies.

Alterra Bermuda’s business is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. If a company fails to maintain or meet the control level, various degrees of regulatory action may be taken by the BMA.

Alterra Bermuda is also subject to the Insurance Code of Conduct (the Insurance Code), which prescribes duties and standards to be complied with to ensure that Alterra Bermuda implements sound corporate governance, risk management and internal controls. Non compliance with the Insurance Code could result in intervention by the BMA. The BMA also monitors each insurer’s compliance with the Insurance Code and may use it as a factor in calculating the applicable operational risk charge in relation to that insurer’s risk-based capital model.

In addition, our Bermuda incorporated entities are each required to comply with the provisions of the Companies Act 1981 of Bermuda (the Bermuda Companies Act). The Bermuda Companies Act regulates, among other things, the payment of dividends and making of distributions from contributed surplus.

Ireland Insurance Regulation

The insurance and reinsurance industry in Ireland is regulated by the Central Bank of Ireland (the CBI). Our Irish operating subsidiary, Markel Europe plc (Markel Europe, formerly known as Alterra Europe), is subject to regulation by the CBI under a variety of Irish rules and regulations. Markel Europe must comply with the Irish Insurance Acts 1909 to 2011, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2010, as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct issued by the CBI (collectively, the Insurance Acts and Regulations).

Markel Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities, and a solvency margin as provided for in the Insurance Acts and Regulations. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

Other Jurisdictions

As a global provider of specialty insurance and reinsurance, we must comply with various regulatory requirements in jurisdictions where we provide coverage or have activities in addition to the United States, the United Kingdom, Bermuda and Ireland. For example, Markel Europe and Alterra at Lloyd’s must comply with applicable Latin America regulatory requirements in connection with our Latin American reinsurance operations, and Markel Europe must comply with applicable German, Swiss and United Kingdom regulatory requirements in connection with its branch activities in those countries.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. Because Alterra Bermuda is not licensed, accredited or approved in any jurisdiction other than Bermuda, in certain instances our reinsurance customers require Alterra Bermuda to provide a letter of credit or enter into other security arrangements.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Underwriting profit (loss)	$(20,682)	$67,178	$27,336	$69,556
Net investment income	77,979	63,602	142,596	143,396
Net realized investment gains	11,546	8,216	29,463	20,125
Other revenues	157,425	108,373	330,168	220,209
Amortization of intangible assets	(11,292)	(8,315)	(20,907)	(17,119)
Other expenses	(140,759)	(97,719)	(293,076)	(198,123)
Interest expense	(28,561)	(22,209)	(52,135)	(44,376)
Income tax expense	(16,980)	(28,358)	(45,506)	(45,187)
Net income attributable to noncontrolling interests	(920)	(1,081)	(1,281)	(1,541)
Net income to shareholders	$27,756	$89,687	$116,658	$146,940

Net income to shareholders for the quarter and six months ended June 30, 2013 decreased due to less favorable underwriting results compared to the same period of 2012. The components of net income to shareholders are discussed in further detail under “Underwriting Results,” “Investing Results,” “Non-Insurance Operations” and “Interest Expense and Income Taxes.”

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

The following table presents selected data from our underwriting operations.

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2013		2012		2013		2012
Gross premium volume	$1,100,980		$646,922		$1,844,280		$1,295,540
Net written premiums	$927,281		$566,614		$1,590,269		$1,147,780
Net retention	84%		88%		86%		89%
Earned premiums	$784,819		$513,056		$1,349,406		$1,042,652
Losses and loss adjustment expenses	$442,406		$221,094		$730,302		$509,615
Underwriting, acquisition and insurance expenses	$363,095	(1)	$224,784	(2)	$591,768	(1)	$463,481	(2)
Underwriting profit (loss)	$(20,682)		$67,178		$27,336		$69,556

U.S. GAAP Combined Ratios (3)
Excess and Surplus Lines	77%		87%		77%		92%
Specialty Admitted	105%		102%		107%		108%
London Insurance Market	87%		74%		90%		86%
Alterra	136%		—%		136%		—%
Other Insurance (Discontinued Lines)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
Markel Corporation (Consolidated)	103%		87%		98%		93%

(1)
In connection with the acquisition of Alterra, we incurred transaction and other acquisition-related costs of $61.8 million for the quarter and six months ended June 30, 2013. Included in this amount are transaction costs totaling $16.0 million, which primarily consist of due diligence, legal and investment banking costs, severance costs totaling $28.2 million, stay bonuses of $6.1 million and other compensation costs of $11.5 million related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition.

(2)
Effective January 1, 2012, we prospectively adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred policy acquisition costs included $43.1 million of costs that no longer met the criteria for deferral as of January 1, 2012 and were recognized into income during 2012, consistent with policy terms ($14.3 million and $34.6 million for the quarter and six months ended June 30, 2012, respectively).

(3)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(4)	NM – Ratio is not meaningful.

Our combined ratio was 103% and 98%, respectively, for the quarter and six months ended June 30, 2013 compared to 87% and 93%, respectively for the same periods of 2012. For the quarter ended June 30, 2013, the increase in the combined ratio was driven by a higher current accident year loss ratio, less favorable development on prior years' loss reserves and a higher expense ratio compared to the same period in 2012. For the six months ended June 30, 2013, the increase in the combined ratio was driven by a higher current accident year loss ratio and less favorable development on prior years' loss reserves.

The increase in the consolidated current accident year loss ratio for the quarter and six months ended June 30, 2013 was primarily due to unfavorable underwriting results attributable to Alterra driven by catastrophe losses and the impact of applying our "more likely redundant than deficient" loss reserving philosophy to Alterra's current year loss reserves.

The consolidated combined ratio for the quarter and six months ended June 30, 2013 included $119.3 million and $204.1 million, respectively, of favorable development on prior years' loss reserves compared to $126.9 million and $190.9 million of favorable development for the same periods in 2012. In both periods of 2013, the benefit of the favorable development on prior years' loss reserves had less of an impact on the combined ratio in 2013 compared to 2012 due to higher earned premium volume in 2013.

Underwriting, acquisition and insurance expenses for both the quarter and six months ended June 30, 2013 include transaction and other acquisition-related costs of $61.8 million, or eight points and five points, respectively, on the combined ratio. In connection with the acquisition of Alterra, we incurred transactions costs of $16.0 million, which primarily consist of due diligence, legal and investment banking costs, severance costs totaling $28.2 million, stay bonuses of $6.1 million and other compensation costs of $11.5 million related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition. We expect to recognize additional costs totaling $14.1 million through May 1, 2014 associated with the payment of stay bonuses, which were awarded to certain employees of Alterra provided they remain employed one year from the Acquisition Date.

Excluding the underwriting results attributable to Alterra, the expense ratio for both the quarter and six months ended June 30, 2013 decreased due to the impact of the prospective adoption of ASU No. 2010-26 during the first quarter of 2012. The prospective adoption of ASU No. 2010-26 increased our underwriting, acquisition and insurance expenses for the quarter and six months ended June 30, 2012 by approximately $14.3 million, or three points on the combined ratio and $34.6 million, or three points on the combined ratio, respectively.

Excess and Surplus Lines Segment

The combined ratio for the Excess and Surplus Lines segment was 77% for both the quarter and six months ended June 30, 2013 compared to 87% and 92%, respectively, for the same periods of 2012. For both the quarter and six months ended June 30, 2013, the combined ratio decreased due to more favorable development of prior years' loss reserves and a lower expense ratio compared to the same periods of 2012.

The Excess and Surplus Lines segment’s combined ratio for the quarter and six months ended June 30, 2013 included $64.1 million and $124.8 million, respectively, of favorable development on prior years’ loss reserves compared to $50.7 million and $81.3 million of favorable development for the same periods in 2012. The redundancies on prior years' loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2013 and 2012 were most significant on our casualty product lines across several accident years. Additionally, the quarter and six months ended June 30, 2013 included $4.2 million and $11.7 million, respectively, of favorable development on Hurricane Sandy.

The improvement in the expense ratio for the quarter and six months ended June 30, 2013 was primarily due to the impact of the prospective adoption of ASU No. 2010-26 during the first quarter of 2012, which added approximately $6.0 million, or three points, and $14.5 million, or four points, respectively, to the segment's 2012 combined ratios. The expense ratio for the Excess and Surplus Lines segment also improved in both periods of 2013 due to lower general expenses and higher earned premiums compared to the same periods last year.

Specialty Admitted Segment

The combined ratio for the Specialty Admitted segment was 105% and 107%, respectively, for the quarter and six months ended June 30, 2013 compared to 102% and 108%, respectively, for the same periods of 2012. For the quarter ended June 30, 2013, the increase in the combined ratio was due to a higher expense ratio, which was partially offset by a lower current accident year loss ratio. For the six months ended June 30, 2013, the decrease in the combined ratio was primarily due to a lower current accident year loss ratio.

For the quarter ended June 30, 2013, the increase in the expense ratio was primarily due to contingent commissions on our Hagerty book of business which we began writing in January 2013. Gross written premiums on this business for the quarter and six months ended June 30, 2013 were $62.2 million and $94.4 million, respectively, compared to earned premiums of $16.8 million and $20.9 million, respectively. As earned premiums on this business continue to align with written premiums, the impact of contingent commissions recorded on premiums written will stabilize. In the second quarter of 2013, the expense ratio was also unfavorably impacted by higher bad debt expense and higher general expenses compared to the same period last year. The impact of these unfavorable expense movements was partially offset by a decrease in the expense ratio due to the impact of prospective adoption of ASU No. 2010-26 during the first quarter of 2012, which added approximately $4.5 million, or three points, and $10.3 million, or four points, respectively, to the segment's 2012 combined ratios.

The lower current accident year loss ratio for both the quarter and six months ended June 30, 2013 was primarily due to more favorable rates on our workers' compensation business and to a higher proportion of non-California workers' compensation business (which carries a lower loss ratio) being written by our Markel FirstComp unit during 2013 compared to 2012. Also contributing to the lower current accident year loss ratio in 2013 was the contribution of premium from the Hagerty business, which also carries a lower loss ratio.

London Insurance Market Segment

The combined ratio for the London Insurance Market segment was 87% and 90%, respectively, for the quarter and six months ended June 30, 2013 compared to 74% and 86%, respectively, for the same periods of 2012. For both the quarter and six months ended June 30, 2013, the increase in the combined ratio was primarily due to less favorable development on prior years’ loss reserves, partially offset by a lower expense ratio compared to the same periods of 2012.

The London Insurance Market segment's combined ratio for the quarter and six months ended June 30, 2013 included $38.9 million and $61.0 million, respectively, of favorable development on prior years’ loss reserves compared to $64.8 million and $86.3 million of favorable development for the same periods in 2012. The favorable development on prior years' loss reserves in 2013 was primarily on the 2010 accident year and in the Marine, Specialty and Elliott Special Risks divisions. Favorable development of prior years' loss reserves in 2012 was primarily on the 2008 and 2009 accident years and occurred in a variety of programs across each of our divisions. The loss reserve redundancies for the quarter and six months ended ended June 30, 2013 also included $9.7 million and $9.9 million, respectively, of favorable loss reserve development on the 2001 and prior accident years, compared to $14.8 million and $18.3 million, respectively, in the same periods of 2012.

The improvement in the expense ratio for the quarter and six months ended June 30, 2013 was due to the impact of the prospective adoption of ASU No. 2010-26 during the first quarter of 2012, which added approximately $3.7 million, or two points, and $9.8 million, or three points, respectively, to the segment's 2012 combined ratios.

Alterra Segment

Following the completion of the acquisition of Alterra on May 1, 2013, we have included the underwriting results of Alterra in the Alterra segment. As a result, a comparison of current and prior year periods is not meaningful. For this reason, we have included certain financial information for the Alterra segment on a pro forma basis as if the acquisition of Alterra had occurred on January 1, 2012. The pro forma financial information discussed herein is for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2012, nor is it necessarily indicative of future results. Significant adjustments used to determine pro forma results include amortization of intangible assets and amortization of fair value adjustments recorded for differences between the fair value and historical carrying amount of Alterra's investments, unpaid losses and loss adjustment expenses and life and annuity benefits, and the corresponding income tax effects. We have also excluded certain charges from the pro forma results, including transaction costs incurred by the Company ($16.0 million) and Alterra ($23.0 million) totaling $39.0 million for both the quarter and six months ended June 30, 2013 and severance and stay bonuses attributable to the acquisition totaling $28.2 million and $6.1 million, respectively, for both the quarter and six months ended June 30, 2013. The acceleration of compensation expense during the quarter ended June 30, 2013 related to Alterra's long-term incentive compensation awards and restricted stock awards was attributable to the acquisition, however, the incremental expense recognized during the period only represents a timing difference in the recognition of expense. Therefore, it was not excluded from the pro forma underwriting results.

The following table presents the underwriting results for the Alterra segment for the period from May 1, 2013 to June 30, 2013, which are included in the consolidated statements of income and comprehensive income (loss) for the quarter and six months ended June 30, 2013 and the pro forma underwriting results for the Alterra segment for the quarter and six months ended June 30, 2013 and 2012.

	For the period	Pro Forma		Pro Forma
	May 1, 2013 to	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	June 30, 2013	2013	2012	2013	2012
Earned premiums	$225,487	$328,829	$349,879	$674,090	$687,632
Losses and loss adjustment expenses:
Current accident year	(178,781)	(244,700)	(218,138)	(467,412)	(436,612)
Prior accident years	—	—	20,394	20,560	31,159
Underwriting, acquisition and insurance expenses:
Transaction and other acquisition-related expenses (1)	(61,809)	(11,538)	—	(11,538)	—
All other expenses	(67,154)	(111,259)	(119,491)	(225,014)	(237,906)
Underwriting profit (loss)	$(82,257)	$(38,668)	$32,644	$(9,314)	$44,273

U.S. GAAP combined ratio	136%	112%	91%	101%	94%

(1)
In connection with the acquisition of Alterra, we incurred transaction costs of $16.0 million for the quarter ended June 30, 2013, which primarily consist of due diligence, legal and investment banking costs. Additionally, we incurred severance costs of $28.2 million, stay bonuses of $6.1 million and other compensation costs totaling $11.5 million related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition. The acceleration of compensation expense during the quarter ended June 30, 2013 was attributable to the acquisition, however, the incremental expense recognized during the period only represents a timing difference in the recognition of expense. Therefore, it was not excluded from the pro forma underwriting results.

The combined ratio for the Alterra segment was 136% for the period ended June 30, 2013. The combined ratio for the Alterra segment included transaction and other acquisition-related costs of $61.8 million, or 27 points on the combined ratio. The combined ratio for the period ended June 30, 2013 also included $25.4 million, or 11 points, of underwriting loss related to catastrophes that occurred during the second quarter of 2013.

The increase in the Alterra segment's pro forma combined ratio for both the quarter and six months ended June 30, 2013 was to due a higher current year loss ratio, less favorable development of prior year loss reserves and a higher expense ratio.

For the quarter and six months ended June 30, 2013, the increase in the pro forma current accident year loss ratio was primarily driven by catastrophe losses and the impact of applying our "more likely redundant than deficient" loss reserving philosophy to Alterra's current year loss reserves. The pro forma current accident year loss ratio for the quarter and six months ended June 30, 2013 included eight points and four points, respectively, of catastrophe losses.

The increase in the pro forma expense ratio for the quarter ended June 30, 2013 was due to $11.5 million of compensation costs incurred in the second quarter of 2013 associated with the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $0.7 million and $1.2 million for the quarter and six months ended June 30, 2013, respectively, compared to an underwriting loss of $0.9 million and an underwriting profit of $6.4 million for the same periods of 2012, respectively. The underwriting profit for the six months ended June 30, 2012 was primarily due to the release of allowances for reinsurance bad debt related to discontinued lines of business originally written by Markel International.

The Other Insurance (Discontinued Lines) segment also included other revenues of $0.3 million and other expenses of $5.9 million for the period ended June 30, 2013 related to the life and annuity reinsurance business which was acquired through the acquisition of Alterra on May 1, 2013. This business is in run-off and we are not writing any new life and annuity reinsurance contracts, however, we will continue to recognize the existing life and annuity reinsurance obligations. The life and annuity benefit reserves are recorded on a discounted present value basis using assumptions that were determined at the Acquisition Date. The accretion of this discount together with changes in reserves are recognized in the statement of income and comprehensive income as other expenses. Other revenues attributable to the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Excess and Surplus Lines	$274,814	$229,906	$519,120	$452,835
Specialty Admitted	253,943	180,150	457,219	328,272
London Insurance Market	229,881	236,874	525,578	514,440
Alterra	342,328	—	342,328	—
Other Insurance (Discontinued Lines)	14	(8)	35	(7)
Total	$1,100,980	$646,922	$1,844,280	$1,295,540

Gross premium volume for the quarter and six months ended June 30, 2013 increased 70% and 42%, respectively, compared to the same periods of 2012. The increase in gross premium volume in both periods of 2013 was primarily attributable to the inclusion of $342.3 million of premiums written by the Alterra segment from May 1, 2013, as well as higher gross premium volume in the Specialty Admitted and Excess and Surplus Lines segments. Gross premium volume in the Specialty Admitted segment increased 41% and 39% for the quarter and six months ended June 30, 2013, respectively. The Specialty Admitted segment included $62.2 million and $94.4 million of gross written premiums from Hagerty for the quarter and six months ended June 30, 2013, respectively, which we began writing in the first quarter of 2013. Gross premium volume in the Specialty Admitted segment for the quarter and six months ended June 30, 2013 also included $38.9 million and $69.8 million, respectively, of gross premium volume attributable to Thomco, compared to $25.7 million and $26.3 million for the same periods of 2012. Gross premium volume for the quarter and six months ended June 30, 2013 in our Excess and Surplus Lines segment increased 20% and 15%, respectively, due in part to the impact of more favorable rates and improving economic conditions. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the quarter and six months ended June 30, 2013.

During 2012, we saw mid-single digit favorable rate changes across our portfolio as market conditions improved and revenues, gross receipts and payrolls of our insureds were favorably impacted by improved economic conditions. We have continued to see modest price increases across many of our product lines during the first half of 2013 and will continue to pursue price increases when possible; however, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

On a pro forma basis, gross premiums written for the Alterra segment were $563.9 million and $1.2 billion for the quarter and six months ended June 30, 2013, respectively, compared to $565.8 million and $1.2 billion, respectively, for the same periods of 2012.

Net Written Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Excess and Surplus Lines	$231,503	$193,291	$441,345	$386,204
Specialty Admitted	242,313	169,276	435,395	309,828
London Insurance Market	199,934	204,054	459,977	451,754
Alterra	253,516	—	253,516	—
Other Insurance (Discontinued Lines)	15	(7)	36	(6)
Total	$927,281	$566,614	$1,590,269	$1,147,780

We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume for the quarter and six months ended June 30, 2013 was 84% and 86%, respectively, compared to 88% and 89%, respectively, for the same periods of 2012. The decrease in net retention for the quarter and six months ended June 30, 2013 was due to the inclusion of premiums written by Alterra from May 1, 2013. Net retention of gross premium volume in the Alterra segment was 74% for the period ended June 30, 2013. Excluding premiums written by Alterra for the quarter and six months ended June 30, 2013, our consolidated net retention of gross premium volume in 2013 would have been 89% for both the quarter and six months ended June 30, 2013, which is consistent with 2012.

On a pro forma basis, net retention of gross premium volume in the Alterra segment for both the quarter and six months ended June 30, 2013 would have been 70% compared to 66% for the same periods of 2012. The increase in pro forma net retention in the Alterra segment during 2013 was due in part to a decrease in the ceding percentage on Alterra's property quota share treaties. Additionally, Alterra ceased writing contract binding business in the second quarter of 2012, which was 100% ceded.

Earned Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Excess and Surplus Lines	$209,345	$189,668	$410,750	$389,046
Specialty Admitted	177,196	144,695	335,665	278,170
London Insurance Market	172,776	178,699	377,468	375,441
Alterra	225,487	—	225,487	—
Other Insurance (Discontinued Lines)	15	(6)	36	(5)
Total	$784,819	$513,056	$1,349,406	$1,042,652

Earned premiums for the quarter and six months ended June 30, 2013 increased 53% and 29%, respectively, compared to the same periods of 2012. The increase in earned premiums in both periods of 2013 was primarily attributable to the inclusion of $225.5 million of premiums earned by the Alterra segment from May 1, 2013. The increase in earned premiums in 2013 was also attributable to higher earned premiums in the Specialty Admitted and Excess and Surplus Lines segments. For the quarter and six months ended June 30, 2013, the Specialty Admitted segment included $25.2 million and $45.7 million, respectively, of earned premiums from Thomco, compared to $6.7 million and $6.8 million for the same periods of 2012. The Specialty Admitted segment also included $16.8 million and $20.9 million of earned premiums from Hagerty for the quarter and six months ended June 30, 2013. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the quarter and six months ended June 30, 2013.

On a pro forma basis, earned premiums for the Alterra segment for the quarter and six months ended June 30, 2013 were $328.8 million and $674.1 million, respectively, compared to $349.9 million and $687.6 million, respectively, for the same periods of 2012. In both periods, the decrease in earned premiums was driven by a decrease in reinsurance premiums assumed.

Investing Results

Net investment income for the second quarter of 2013 was $78.0 million compared to $63.6 million for the second quarter of 2012. Net investment income was $142.6 million for the six months ended June 30, 2013 and $143.4 million for the six months ended June 30, 2012. The quarter and six months ended June 30, 2013 included $17.3 million of net investment income attributable to Alterra, which was net of $21.4 million of amortization expense as a result of establishing a new amortized cost for Alterra's fixed maturity securities as of the Acquisition Date. For the six months ended June 30, 2013, net investment income also included a favorable change in the fair value of our credit default swap of $7.2 million compared to $12.2 million for the same period of 2012. The fair value of our credit default swap is driven by observable and unobservable inputs as discussed in note 10 of our consolidated financial statements. During 2012, financial markets improved and credit spreads narrowed, which favorably impacted the fair value of the credit default swap. Changes in the fair value of this derivative instrument could be significant prior to its scheduled termination date of December 2014. Excluding net investment income attributable to the credit default swap and invested assets and net investment income attributable to Alterra, net investment income for the quarter and six months ended June 30, 2013 decreased compared to the same periods of 2012 due in part to a decrease in our holdings of fixed maturities and increase in holdings of cash and cash equivalents. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net realized investment gains for the second quarter of 2013 were $11.5 million compared to $8.2 million for the second quarter of 2012. For the six months ended June 30, 2013, net realized investment gains were $29.5 million compared to $20.1 million for the same period of 2012. Net realized investment gains for the quarter and six months ended June 30, 2013 included $4.6 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $1.0 million for the same periods of 2012.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At June 30, 2013, we held securities with gross unrealized losses of $201.1 million, or approximately 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at June 30, 2013. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

We consolidate our non-insurance operations on a one-month lag. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income (loss). Revenues for our non-insurance operations were $152.1 million and $313.6 million for the quarter and six months ended June 30, 2013 compared to $94.1 million and $191.2 million for the same periods of 2012. Net income to shareholders from our non-insurance operations was $6.8 million and $10.5 million for the quarter and six months ended June 30, 2013 compared to $0.2 million and $0.4 million for the same periods of 2012. EBITDA from our non-insurance operations was $21.0 million and $40.3 million for the quarter and six months ended June 30, 2013 compared to $9.8 million and $19.2 million for the same periods of 2012. Revenues, net income to shareholders and EBITDA from our non-insurance operations increased for the quarter and six months ended June 30, 2013 compared to the same periods of 2012 primarily due to more favorable results at AMF Bakery Systems and our acquisitions of Havco WP LLC in April 2012 and Reading Bakery Systems in September 2012.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Markel Ventures EBITDA	$20,975	$9,753	$40,335	$19,170
Interest expense	(2,071)	(2,540)	(4,553)	(5,057)
Income tax expense	(3,096)	(386)	(7,393)	(585)
Depreciation expense	(4,710)	(3,022)	(9,388)	(5,655)
Amortization of intangible assets	(4,255)	(3,616)	(8,514)	(7,508)
Markel Ventures net income	6,843	189	10,487	365
Net income from other Markel operations	20,913	89,498	106,171	146,575
Net Income to Shareholders	$27,756	$89,687	$116,658	$146,940

Interest expense for both the quarters and six months ended June 30, 2013 and 2012 includes intercompany interest expense of $1.6 million and $3.2 million, respectively.

Interest Expense and Income Taxes

Interest expense for the second quarter of 2013 increased to $28.6 million from $22.2 million in the same period of 2012. Interest expense for the six months ended June 30, 2013 increased to $52.1 million from $44.4 million in the same period of 2012. The increase in interest expense for both periods of 2013 is due in part to $3.4 million of interest expense associated with our 6.25% unsecured senior notes and 7.20% unsecured senior notes which were assumed in connection with the acquisition of Alterra. Interest expense for the six months ended June 30, 2013 also increased due to the July 2012 issuance of our 4.90% unsecured senior notes and March 2013 issuance of our 3.625% unsecured senior notes and 5.0% unsecured senior notes, partially offset by the redemption of our 7.50% unsecured senior debentures in August 2012 and the repayment of our 6.80% unsecured notes in February 2013.

The effective tax rate was 28% and 23% as of June 30, 2013 and 2012, respectively. For both periods, the effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the effective tax rate in 2013 was driven by higher estimated earnings taxed at a 35% tax rate, primarily as a result of the inclusion of the results of operations of Alterra beginning May 1, 2013 and anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2013 compared to 2012.

Comprehensive Income (Loss) to Shareholders

Comprehensive loss to shareholders was $149.1 million for the second quarter of 2013 compared to comprehensive income of $73.4 million for the same period of 2012. Comprehensive loss to shareholders for the second quarter of 2013 included a decrease in net unrealized gains on investments, net of taxes, of $166.7 million and net income to shareholders of $27.8 million. Comprehensive income to shareholders for the second quarter of 2012 included a decrease in net unrealized gains on investments, net of taxes, of $13.6 million and net income to shareholders of $89.7 million.

For the six months ended June 30, 2013, comprehensive income to shareholders was $108.6 million compared to $279.4 million for the same period of 2012. Comprehensive income to shareholders for the six months ended June 30, 2013 included net income to shareholders of $116.7 million and an increase in net unrealized gains on investments, net of taxes, of $2.9 million. Comprehensive income to shareholders for the six months ended June 30, 2012 included net income to shareholders of $146.9 million and an increase in net unrealized gains on investments, net of taxes, of $131.7 million.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $16.6 billion at June 30, 2013 compared to $9.3 billion at December 31, 2012. Net unrealized gains on investments, net of taxes, were $949.8 million at June 30, 2013 compared to $946.9 million at December 31, 2012. Equity securities were $2.8 billion, or 17% of invested assets, at June 30, 2013 compared to $2.4 billion, or 26% of invested assets, at December 31, 2012.

Net cash provided by operating activities was $240.0 million for the six months ended June 30, 2013 compared to $104.7 million for the same period of 2012. The increase in net cash provided by operating activities was due to higher cash flows from underwriting activities and non-insurance operations. The increase in cash flows from underwriting activities is primarily a result of the acquisition of Alterra and higher premium volume primarily in our Specialty Admitted and Excess and Surplus Lines segments. Additionally, the six months ended June 30, 2013 included higher cash flows from our non-insurance operations driven by increases at AMF Bakery Systems and our acquisitions of Havco WP LLC in April 2012 and Reading Bakery Systems in September 2012.

Net cash provided by investing activities was $398.7 million for the six months ended June 30, 2013 compared to net cash used by investing activities of $57.7 million for the same period of 2012. During the first six months of 2013, net cash was provided by acquisitions as a result of Alterra's cash balance exceeding cash paid for the acquisition by $49.5 million. See note 3 of our consolidated financial statements for a discussion of acquisitions. We initiated redemptions totaling $129.7 million from our hedge fund portfolio acquired from Alterra, which is included in other assets on the consolidated balance sheet, and received cash of $69.2 million during the period for hedge fund redemptions. We are able to redeem our hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which we are invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. We anticipate additional redemptions from our hedge fund portfolio totaling approximately $73 million throughout the remainder of 2013. During 2013, we reduced our holdings of fixed maturities, earning lower investment yields. Due to the current low interest rate environment, we have chosen to take a more defensive posture in order to maintain a high level of liquidity and have flexibility in how we allocate capital. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $209.0 million for the six months ended June 30, 2013 compared to net cash used by financing activities of $25.1 million for the same period of 2012. On March 8, 2013, the Company issued $250 million of 3.625% unsecured senior notes due March 30, 2023 and $250 million of 5.0% unsecured senior notes due March 30, 2043. Net proceeds were approximately $491.2 million. On February 15, 2013, we repaid our 6.80% unsecured senior notes, which had an outstanding principal balance of $246.7 million. Cash of $40.9 million and $16.1 million was used to repurchase shares of our common stock during the first six months of 2013 and 2012, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 26% at June 30, 2013 and 28% at December 31, 2012. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

Our holding company had $1.1 billion and $1.4 billion of invested assets at June 30, 2013 and December 31, 2012, respectively. The decrease in invested assets is primarily the result of cash paid for the Alterra acquisition of approximately $1.0 billion and the repayment of our 6.80% unsecured senior notes in February 2013 partially offset by dividends received from our subsidiaries of $515.0 million and our March 2013 issuance of 3.625% and 5.0% unsecured senior notes.

Shareholders' equity was $6.3 billion at June 30, 2013 and $3.9 billion at December 31, 2012. Book value per share increased to $451.72 at June 30, 2013 from $403.85 at December 31, 2012 primarily due to equity issued in connection with the acquisition of Alterra and $108.6 million of comprehensive income to shareholders for the six months ended June 30, 2013.

The holding company has historically relied upon dividends from its domestic subsidiaries to meet debt service obligations. Under the insurance laws of the various jurisdictions in which our domestic insurance subsidiaries and Alterra Bermuda, which we have elected to treat as a U.S. company for U.S. income tax purposes, are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Based on statutory surplus and net income as of and for the year ended December 31, 2012, and after considering dividends paid through June 30, 2013, at June 30, 2013, our domestic insurance subsidiaries and Alterra Bermuda could pay ordinary dividends of $305.0 million during the remainder of 2013 under these laws.

There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay based on applicable laws in Ireland and the United Kingdom. At June 30, 2013, earnings of our foreign subsidiaries are considered reinvested indefinitely for U.S. income tax purposes. At June 30, 2013, cash and cash equivalents, restricted cash and cash equivalents and short-term investments of $882.8 million were held by our foreign subsidiaries and will not be made available for distributions to the holding company. We do not expect the amount of cash and cash equivalents, restricted cash and cash equivalents and short-term investments that we consider reinvested indefinitely to have a material effect on our liquidity or capital resources.

The following table summarizes our contractual cash payment obligations at June 30, 2013.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt and other debt (1)	$3,620,835	$138,994	$272,207	$352,728	$2,856,906
Operating leases	239,388	30,470	48,985	38,645	121,288
Unpaid losses and loss adjustment expenses (estimated)	9,865,700	1,986,826	3,067,638	1,724,550	3,086,686
Life and annuity benefits (estimated)	2,005,505	99,627	189,813	176,319	1,539,746
Total	$15,731,428	$2,255,917	$3,578,643	$2,292,242	$7,604,626

(1)	Amounts include interest.

Senior long-term debt and other debt, excluding unamortized premium, was $2.2 billion and $1.5 billion at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, there were no borrowings outstanding under our $150 million revolving credit facility. As of June 30, 2013, there were no borrowings outstanding under our $900 million senior credit facility and there were $460.3 million of letters of credit that were issued and outstanding. Effective July 12, 2013, the capacity of our revolving credit facility was increased to $300 million.

We were in compliance with all covenants contained in our revolving and senior credit facilities at June 30, 2013. To the extent that we are not in compliance with our covenants, our access to the credit facilities could be restricted. While we believe this to be unlikely, the inability to access the credit facilities could adversely affect our liquidity. See note 9 of the notes to consolidated financial statements for further discussion of our revolving and senior credit facilities.

Reserves for unpaid losses and loss adjustment expenses and life and annuity benefits represent future contractual obligations associated with insurance and reinsurance contracts issued to our policyholders or other insurance companies. Information presented in the table of contractual cash payment obligations is an estimate of the ultimate cost to settle losses and benefits as of June 30, 2013. The estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our gross estimates of known liabilities as of June 30, 2013 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table. Life and annuity benefits are computed on a net present value basis in the consolidated balance sheet as of June 30, 2013, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable. As described in note 3 to the consolidated financial statements, unpaid losses and loss adjustment expenses attributable to Alterra were recorded at fair value as of the Acquisition Date, which consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. The expected payments by period in the table above are the estimated payments at a future time, whereas the reserves for unpaid losses and loss adjustment expenses included in the consolidated balance sheet include the unamortized portion of the fair value adjustment recorded at the Acquisition Date.

At June 30, 2013, we had $5.7 billion of invested assets and other assets held in trust or on deposit for the benefit of policyholders, ceding companies or banks in the event of a default on our obligations. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 4(h) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus, calculated on an annual basis, above a calculated threshold or face varying levels of regulatory action. Based on calculations performed at December 31, 2012, the capital and surplus of each of our domestic insurance subsidiaries was above the minimum regulatory thresholds; however, as a result of adverse trends at Alterra America Insurance Company (Alterra America) and Alterra Excess & Surplus Lines Company (Alterra E&S), primarily due to losses from Hurricane Sandy, the Company agreed with the Delaware Department of Insurance to make a $40 million capital contribution to Alterra America on August 1, 2013. Alterra America in turn contributed the $40 million to Alterra E&S, which is its wholly-owned subsidiary.

Capital adequacy of our international insurance subsidiaries is regulated by applicable laws of the United Kingdom, Ireland and Bermuda. Based on calculations performed at December 31, 2012, the capital and surplus of each of our international insurance subsidiaries was above the minimum regulatory thresholds.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 95% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2013, less than 2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

	June 30, 2013
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$40,811	$3,089	$43,900
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	924,564	255,055	204,243	1,383,862
Supranationals	—	205,843	5,700	211,543
Other European exposures (excluding Eurozone)	94,340	240,946	184,529	519,815
Total European exposures	1,018,904	742,655	397,561	2,159,120
All other foreign (non-European) exposures	444,794	144,857	110,650	700,301
Total foreign exposures	$1,463,698	$887,512	$508,211	$2,859,421

	December 31, 2012
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$36,233	$2,641	$38,874
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	146,173	170,758	102,952	419,883
Supranationals	—	113,025	—	113,025
Other European exposures (excluding Eurozone)	6,442	19,803	71,132	97,377
Total European exposures	152,615	339,819	176,725	669,159
All other foreign (non-European) exposures	403,993	73,019	54,420	531,432
Total foreign exposures	$556,608	$412,838	$231,145	$1,200,591

The estimated fair value of our investment portfolio at June 30, 2013 was $16.6 billion, 83% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 17% of which was invested in equity securities. At December 31, 2012, the estimated fair value of our investment portfolio was $9.3 billion, 74% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 26% of which was invested in equity securities.

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

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments, cash and cash equivalents and restricted cash and cash equivalents, has an average duration of 3.5 years and an average rating of "AA." See note 4(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of June 30, 2013 and December 31, 2012. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders' Equity
Fixed Maturity Investments
As of June 30, 2013
Total fixed maturity investments (1)	$13,773	200 bp decrease	$14,806	7.5%	10.8%
		100 bp decrease	14,279	3.7	5.3
		100 bp increase	13,272	(3.6)	(5.3)
		200 bp increase	12,792	(7.1)	(10.3)
As of December 31, 2012
Total fixed maturity investments (1)	$6,926	200 bp decrease	$7,326	5.8%	7.2%
		100 bp decrease	7,123	2.8	3.5
		100 bp increase	6,721	(3.0)	(3.6)
		200 bp increase	6,504	(6.1)	(7.5)
Liabilities (2)
As of June 30, 2013
Borrowings	$2,383	200 bp decrease	$2,784
		100 bp decrease	2,571
		100 bp increase	2,216
		200 bp increase	2,068
As of December 31, 2012
Borrowings	$1,688	200 bp decrease	$1,916
		100 bp decrease	1,796
		100 bp increase	1,591
		200 bp increase	1,503

(1)	Includes short-term investments, cash and cash equivalents and restricted cash and cash equivalents.

(2)	Changes in estimated fair value have no impact on shareholders' equity.

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

On May 1, 2013, we completed the acquisition of Alterra, whose assets and revenues constitute approximately 47% of our total assets and approximately 24% of our operating revenues as of and for the quarter ended June 30, 2013. Alterra had an existing system of internal control over financial reporting in compliance with the Sarbanes Oxley Act of 2002, the components of which were either maintained or integrated into our system of internal control over financial reporting during the quarter ended June 30, 2013.

During the second quarter of 2013, Markel International replaced a number of different underwriting systems with one integrated wholesale underwriting and technical accounting system. The new application also provides for the generation of financial accounting values, including premium earnings, and replaces an internally developed financial accounting and reporting system. While we do not believe that our previous systems had any material weaknesses, the new system allows Markel International to manage its business more efficiently, and has enhanced the overall control environment.

There were no other changes in our internal control over financial reporting during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
reinsurance reserves are subject to greater uncertainty and reliability than insurance reserves primarily because of reliance upon the original underwriting decisions made by ceding companies and the longer lapse of time from the occurrence of loss events to their reporting to the reinsurer for ultimate resolution;

•
changes in the assumptions and estimates used in establishing reserves for Alterra's life and annuity reinsurance book (which is in runoff), for example, mortality, longevity, morbidity and interest rates, could result in material increases in our estimated loss reserves for such business;

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

•
we have substantial investments in municipal bonds (approximately $2.9 billion at June 30, 2013) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

•
any determination requiring the write-off of a significant portion of the goodwill and intangible assets ($371.6 million and $187.5 million, respectively) recorded in connection with the acquisition of Alterra;

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     In accordance with the terms of the Merger Agreement, the Company assumed outstanding warrants to purchase Alterra common stock. Holders of the warrants had the option to surrender them for consideration specified in the Merger Agreement, which included cash and registered shares of the Company's common stock, or to have them remain outstanding as “Company Converted Warrants,” in which case the holders would be entitled to a combination of cash and unregistered shares of the Company's common stock upon exercise of the warrants. Three holders who elected to have their warrants remain outstanding subsequently exercised their warrants and received a total of 100,115 shares of the Company's common stock under the cashless exercise provision of the warrants. These shares were issued under the exemption from registration under Section 4(2) of the Securities Act of 1933. The Company received no cash proceeds in connection with the warrant exercises.

(c)     The following table summarizes our common stock repurchases for the quarter ended June 30, 2013.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2013 through April 30, 2013	—	—	—	$139,533
May 1, 2013 through May 31, 2013	47,693	$528.61	47,693	$114,322
June 1, 2013 through June 30, 2013	—	$—	—	$—
Total	47,693	$528.61	47,693	$114,322

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of August 2013.

Markel Corporation

By:	/s/ Alan I. Kirshner
Alan I. Kirshner
Chief Executive Officer and
Chairman of the Board of Directors

By:	/s/ Anne G. Waleski
Anne G. Waleski
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Number	Description

2.1	Agreement and Plan of Merger, dated as of December 18, 2012, by and among Alterra Capital Holdings Limited, Markel Corporation and Commonwealth Merger Subsidiary Limited (2.1)a

3(i)	Amended and Restated Articles of Incorporation (3.1)b

3(ii)	Bylaws, as amended (3.1)c

4.1	Form of Amended and Restated Credit Agreement dated as of September 23, 2011 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4.1)d

4.2
Form of Consent dated as of June 25, 2012 regarding Amended and Restated Credit Agreement dated as of September 23, 2011 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4.2)e

4.3	Form of First Amendment to the Amended and Restated Credit Agreement dated as of February 28, 2013 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (4.3)f

4.4	Form of Second Amendment to the Amended and Restated Credit Agreement dated as of July 12, 2013 among Markel Corporation, the lenders party thereto and SunTrust Bank, as Administrative Agent (10.2)g

4.5	Credit Agreement, dated as of December 16, 2011, among Alterra Capital Holdings Limited, Alterra Bermuda Limited, the lenders parties thereto and Bank of America, N.A., as Administrative Agent*

4.6
Amendment No. 1 dated as of February 7, 2013, to the Credit Agreement among Alterra Capital Holdings Limited, Alterra Bermuda Limited, the lenders parties thereto and Bank of America, N.A., as Administrative Agent*

4.7	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)h

4.8
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

4.10
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)k

4.11
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)l

4.12
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)m

4.13
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.3)m

4.14	Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee*

4.15
Form of First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A*

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2013 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Schedule of Base Annual Salaries for Executive Officers effective May 1, 2013 and Restricted Stock Units awarded on May 13, 2013*

10.2	Form of Form of Restricted Stock Unit Award Agreement for Executive Officers (10.1)n

10.3	Alterra Capital Holdings Limited 2008 Stock Incentive Plan (99.1)o

10.4	Alterra Capital Holdings Limited 2006 Equity Incentive Plan (99.2)o

10.5	Alterra Capital Holdings Limited 2000 Stock Incentive Plan (99.3)o

10.6	Joinder Agreement, dated July 12, 2013, by and among Markel Corporation, JPMorgan Chase Bank, N.A. and SunTrust Bank, as Administrative Agent (10.1)g

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

99.1	Alterra Capital Holdings Limited - Consolidated Financial Statements (99.2)p

101
The following consolidated financial statements from Markel Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 7, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on December 19, 2012.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 13, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on November 18, 2011.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2011.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2012.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2013.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on July 15, 2013.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on June 5, 2001.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on August 11, 2004.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on September 21, 2009.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant’s report on Form 8-K filed on May 31, 2011.

l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

m.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

n.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 17, 2013.

o.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's Registration Statement on Form S-8 filed on May 2, 2013.

p.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 1, 2013.

*	Filed with this report.