Form 10-Q
period 2013-09-30
MARKEL CORP
filed 2013-11-06
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 30, 2013: 13,969,015

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $10,242,410 in 2013 and $4,562,278 in 2012)	$10,312,939	$4,979,283
Equity securities (cost of $1,511,463 in 2013 and $1,387,305 in 2012)	2,988,614	2,406,951
Short-term investments (estimated fair value approximates cost)	1,159,457	973,330
Total Investments	14,461,010	8,359,564
Cash and cash equivalents	2,115,322	863,766
Restricted cash and cash equivalents	600,171	109,415
Receivables	1,253,781	413,883
Reinsurance recoverable on unpaid losses	1,910,023	778,774
Reinsurance recoverable on paid losses	105,279	51,145
Deferred policy acquisition costs	260,230	157,465
Prepaid reinsurance premiums	437,435	110,332
Goodwill	1,008,205	674,930
Intangible assets	560,836	374,295
Other assets	1,096,285	663,019
Total Assets	$23,808,577	$12,556,588
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,172,692	$5,371,426
Life and annuity benefits	1,482,998	—
Unearned premiums	2,307,266	1,000,261
Payables to insurance and reinsurance companies	385,734	103,212
Senior long-term debt and other debt (estimated fair value of $2,361,000 in 2013 and $1,688,000 in 2012)	2,250,479	1,492,550
Other liabilities	675,580	613,897
Total Liabilities	17,274,749	8,581,346
Redeemable noncontrolling interests	71,488	86,225
Commitments and contingencies
Shareholders' equity:
Common stock	3,277,488	908,980
Retained earnings	2,197,816	2,068,340
Accumulated other comprehensive income	982,119	911,337
Total Shareholders' Equity	6,457,423	3,888,657
Noncontrolling interests	4,917	360
Total Equity	6,462,340	3,889,017
Total Liabilities and Equity	$23,808,577	$12,556,588
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$919,723	$530,537	$2,269,129	$1,573,189
Net investment income	86,192	64,438	228,788	207,834
Net realized investment gains:
Other-than-temporary impairment losses	—	(3,159)	(4,589)	(4,151)
Net realized investment gains, excluding other-than-temporary impairment losses	11,238	8,390	45,290	29,507
Net realized investment gains	11,238	5,231	40,701	25,356
Other revenues	174,512	165,569	504,680	385,778
Total Operating Revenues	1,191,665	765,775	3,043,298	2,192,157
OPERATING EXPENSES
Losses and loss adjustment expenses	533,372	303,459	1,263,674	813,074
Underwriting, acquisition and insurance expenses	352,126	231,841	943,894	695,322
Amortization of intangible assets	16,848	7,959	37,755	25,078
Other expenses	166,566	145,339	459,642	343,462
Total Operating Expenses	1,068,912	688,598	2,704,965	1,876,936
Operating Income	122,753	77,177	338,333	315,221
Interest expense	30,619	24,692	82,754	69,068
Income Before Income Taxes	92,134	52,485	255,579	246,153
Income tax expense	25,167	811	70,673	45,998
Net Income	66,967	51,674	184,906	200,155
Net income attributable to noncontrolling interests	1,368	2,021	2,649	3,562
Net Income to Shareholders	$65,599	$49,653	$182,257	$196,593

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$84,564	$100,630	$107,473	$246,056
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(219)	(128)	(40)	(136)
Reclassification adjustments for net gains included in net income	(7,654)	(6,484)	(27,866)	(20,154)
Change in net unrealized gains on investments, net of taxes	76,691	94,018	79,567	225,766
Change in foreign currency translation adjustments, net of taxes	1,709	3,266	(9,931)	2,927
Change in net actuarial pension loss, net of taxes	410	522	1,146	1,487
Total Other Comprehensive Income	78,810	97,806	70,782	230,180
Comprehensive Income	145,777	149,480	255,688	430,335
Comprehensive income attributable to noncontrolling interests	1,368	2,026	2,649	3,520
Comprehensive Income to Shareholders	$144,409	$147,454	$253,039	$426,815

NET INCOME PER SHARE
Basic	$4.69	$5.33	$15.38	$19.72
Diluted	$4.67	$5.32	$15.33	$19.67

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2011	$891,507	$1,835,086	$660,920	$3,387,513	$602	$3,388,115	$74,231
Net income (loss)		196,593	—	196,593	(742)	195,851	4,304
Other comprehensive income (loss)		—	230,222	230,222	—	230,222	(42)
Comprehensive Income (Loss)				426,815	(742)	426,073	4,262
Issuance of common stock	8,803	—	—	8,803	—	8,803	—
Repurchase of common stock	—	(16,062)	—	(16,062)	—	(16,062)	—
Restricted stock units expensed	5,184	—	—	5,184	—	5,184	—
Acquisitions	—	—	—	—	—	—	7,896
Adjustment of redeemable noncontrolling interests	—	(6,484)	—	(6,484)	—	(6,484)	6,484
Other	347	—	—	347	(57)	290	(5,135)
September 30, 2012	$905,841	$2,009,133	$891,142	$3,806,116	$(197)	$3,805,919	$87,738

December 31, 2012	$908,980	$2,068,340	$911,337	$3,888,657	$360	$3,889,017	$86,225
Net income (loss)		182,257	—	182,257	(443)	181,814	3,092
Other comprehensive income		—	70,782	70,782	—	70,782	—
Comprehensive Income (Loss)				253,039	(443)	252,596	3,092
Issuance of common stock	18,663	—	—	18,663	—	18,663	—
Repurchase of common stock	—	(56,862)	—	(56,862)	—	(56,862)	—
Restricted stock units expensed	20,182	—	—	20,182	—	20,182	—
Acquisition of Alterra	2,330,199	—	—	2,330,199	—	2,330,199	—
Adjustment of redeemable noncontrolling interests	—	3,101	—	3,101	—	3,101	(3,101)
Purchase of noncontrolling interest	(136)	—	—	(136)	—	(136)	(11,716)
Other	(400)	980	—	580	5,000	5,580	(3,012)
September 30, 2013	$3,277,488	$2,197,816	$982,119	$6,457,423	$4,917	$6,462,340	$71,488

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$184,906	$200,155
Adjustments to reconcile net income to net cash provided by operating activities	357,551	39,390
Net Cash Provided By Operating Activities	542,457	239,545
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	497,364	193,514
Proceeds from maturities, calls and prepayments of fixed maturities	851,194	354,489
Cost of fixed maturities and equity securities purchased	(737,515)	(390,927)
Net change in short-term investments	(177,311)	(183,748)
Proceeds from sales of equity method investments	228,001	—
Cost of equity method investments	(24,878)	(38,650)
Change in restricted cash and cash equivalents	(76,259)	(23,271)
Additions to property and equipment	(36,677)	(33,489)
Acquisitions, net of cash acquired	(13,354)	(246,182)
Other	2,912	(8,996)
Net Cash Provided (Used) By Investing Activities	513,477	(377,260)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	563,913	461,360
Repayment and retirement of senior long-term debt and other debt	(320,094)	(263,120)
Repurchases of common stock	(56,862)	(16,062)
Issuance of common stock	18,663	8,803
Purchase of redeemable noncontrolling interests	(11,852)	(320)
Distributions to noncontrolling interests	(3,983)	(4,821)
Other	(246)	(15,213)
Net Cash Provided By Financing Activities	189,539	170,627
Effect of foreign currency rate changes on cash and cash equivalents	6,083	3,613
Increase in cash and cash equivalents	1,251,556	36,525
Cash and cash equivalents at beginning of period	863,766	703,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,115,322	$739,784

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Markel Corporation is a diverse financial holding company serving a variety of niche markets. Markel Corporation's principal business markets and underwrites specialty insurance products and programs. Markel Corporation also owns interests in various industrial and service businesses that operate outside of the specialty insurance marketplace.

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

The consolidated balance sheet as of September 30, 2013, the related consolidated statements of income and comprehensive income for the quarters and nine months ended September 30, 2013 and 2012, and the consolidated statements of changes in equity and cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2012 was derived from Markel Corporation's audited annual consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of operations and cash flows of Alterra from the Acquisition Date to September 30, 2013 and not in any prior periods, except with respect to the Supplemental Pro Forma Information included in note 3. The Company consolidates the results of its non-insurance subsidiaries on a one-month lag. Certain prior year amounts have been reclassified to conform to the current presentation.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. Readers are urged to review the Company's 2012 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies.

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

3. Acquisitions

Acquisition of Alterra

a)Overview. On May 1, 2013, the Company completed the acquisition of 100% of the issued and outstanding common stock of Alterra pursuant to an agreement dated December 18, 2012 (the Merger Agreement) which provided for the merger of Alterra with one of the Company's subsidiaries. Alterra was a Bermuda-headquartered global enterprise providing diversified specialty property and casualty insurance and reinsurance products to corporations, public entities and other property and casualty insurers. The acquisition of Alterra creates additional size and scale, providing additional insurance and investment opportunities for the Company. As a result of the acquisition of Alterra, the Company formed a new operating segment, the Alterra segment. Results attributable to Alterra's property and casualty insurance and reinsurance business are included in the Alterra segment. Previously, Alterra also offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of Alterra's life and annuity reinsurance business are included in the Company's Other Insurance (Discontinued Lines) segment. See note 6 for further discussion of the Company's operating segments.

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

c)Fair Value of Net Assets Acquired and Liabilities Assumed. The purchase price was allocated to the acquired assets and liabilities of Alterra based on estimated fair values at the Acquisition Date. The Company recognized goodwill of $337.0 million, all of which was preliminarily recorded within the Alterra segment and is primarily attributable to Alterra's assembled workforce and synergies that are expected to result upon integration of Alterra into the Company's insurance operations and investing activities. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes. The Company also recognized indefinite lived intangible assets of $37.5 million and other intangible assets of $150 million, which will be amortized over a weighted average period of 17 years.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the Acquisition Date.

(dollars in thousands)
ASSETS
Investments	$6,407,841
Cash and cash equivalents	1,036,274
Restricted cash and cash equivalents	414,497
Receivables	866,388
Reinsurance recoverable on unpaid losses	1,169,084
Reinsurance recoverable on paid losses	80,672
Prepaid reinsurance premiums	317,445
Other assets	834,024
LIABILITIES
Unpaid losses and loss adjustment expenses	4,719,461
Life and annuity benefits	1,477,482
Unearned premiums	1,075,610
Payables to insurance and reinsurance companies	342,858
Senior long-term debt	512,463
Other liabilities	218,523
Net assets	2,779,828
Goodwill	336,965
Intangible assets	187,500
Acquisition date fair value	$3,304,293

An explanation of the significant adjustments for fair value and the related impact on amortization is as follows:

•
Investments - Investments acquired include a net increase of $223.1 million to adjust the historical carrying amount of Alterra's investments to their estimated fair value as of the Acquisition Date. The difference in the par value and estimated fair value of Alterra's fixed maturity securities investments as of the Acquisition Date, $552.4 million, will be amortized to net investment income over the term of the underlying securities.

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

The following table summarizes the provisional intangible assets recorded in connection with the acquisition, and as of September 30, 2013.

(dollars in thousands)	Amount	Economic Useful Life
Customer relationships	$113,000	18 years
Broker relationships	18,000	18 years
Technology	18,000	10 years
Trade names	1,000	One year
Lloyd's syndicate capacity	12,000	Indefinite
Insurance licenses	25,500	Indefinite
Intangible assets, before amortization, as of the Acquisition Date	187,500
Amortization (from the Acquisition Date through September 30, 2013)	4,246
Net intangible assets as of September 30, 2013	$183,254

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

The fair value of Lloyd's syndicate capacity and insurance licenses was estimated using the market approach. Lloyd's syndicate capacity represents Alterra's authorized premium income limit to write insurance business in the Lloyd's market. Alterra's proportionate share of Syndicates 1400 and 2526, the syndicates through which it conducts its Lloyd's operations, is 100% and approximately 20%, respectively. The capacity is renewed annually at no cost to the Company but may be freely purchased or sold, subject to Lloyd's approval. The ability to write insurance business within the syndicate capacity is indefinite with the premium income limit being set annually by the Company, subject to Lloyd's approval.

d)Income Taxes. As a result of the acquisition, Alterra and its non-U.S. subsidiaries became controlled foreign corporations subject to U.S. income tax at a statutory rate of 35%. The acquisition was taxable to U.S. shareholders of Alterra, and Markel has elected to treat it as an asset acquisition under section 338(g) of the U.S. Internal Revenue Code of 1986 (IRC), as amended.

Effective May 1, 2013, the Company made an IRC section 953(d) election with respect to Markel Bermuda Limited (Markel Bermuda, formerly known as Alterra Bermuda Limited), a wholly-owned subsidiary of Alterra. As a result of the 953(d) election, Markel Bermuda is treated as a domestic corporation for U.S. tax purposes and, accordingly, was required to record deferred taxes at the 35% statutory U.S. rate.

As part of the provisional allocation of the purchase price, the Company recorded net deferred tax assets of $299.0 million. Of this amount, $320.0 million represents deferred tax assets related to accrued losses and loss adjustment expenses and life and annuity benefits, which were partially offset by deferred tax liabilities of $56.8 million related to the estimated fair value of the intangible assets recorded. Other net deferred tax assets recorded primarily relate to differences between financial reporting and tax bases of the acquired assets and liabilities as of the Acquisition Date. At September 30, 2013, earnings of Alterra's foreign subsidiaries are considered reinvested indefinitely, consistent with the Company's other foreign subsidiaries, and no provision for deferred U.S. income tax has been recorded. As of September 30, 2013, the provisional allocation of the purchase price reflects an increase of $43.2 million in the amount recorded for net deferred tax assets from the allocation reported at June 30, 2013 and a corresponding reduction in the amount recorded for goodwill.

e)Transaction and Acquisition-Related Costs. The following table summarizes transaction and acquisition-related costs incurred by the Company in connection with the acquisition, all of which were included in underwriting, acquisition and insurance expenses in the consolidated statements of income and comprehensive income.

(dollars in thousands)	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Transaction costs	$—	$15,981
Acquisition-related costs:
Severance costs	3,519	31,734
Stay bonuses	3,906	9,981
Acceleration of Alterra long-term incentive compensation awards and restricted stock awards	1,083	12,621
Total transaction and acquisition-related costs	$8,508	$70,317

Transaction costs primarily consist of due diligence, legal and investment banking costs. Per the terms of the Merger Agreement, transaction costs attributable to Alterra were recorded and paid by Alterra prior to the Acquisition Date ($23.0 million) and are not included within the Company's consolidated statements of income and comprehensive income.

In connection with the acquisition, Alterra instituted a retention plan for certain employees under which Alterra committed to the payment of stay bonuses to such employees one year from the Acquisition Date, provided they remain employed with the Company through that date. Payments may be accelerated for certain qualifying employment terminations.

Prior to its acquisition by the Company, Alterra granted long term incentive awards to certain employees to be paid in the form of cash on March 1, 2016, provided they remain employed with the Company on that date. Payments may be accelerated prior to March 1, 2016 for certain qualifying employment terminations. Additionally, as part of the purchase consideration, the Company issued replacement restricted stock awards to holders of Alterra restricted stock awards. As a result of separations made in connection with the acquisition, the Company recognized expense totaling $1.1 million and $12.6 million related to the acceleration of certain of these awards during the quarter and nine months ended September 30, 2013, respectively.

f)Financial Results. The following table summarizes the results of Alterra since the Acquisition Date that have been included within the Company's consolidated statements of income and comprehensive income.

(dollars in thousands)	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Operating revenues	$314,200	$557,446
Net loss to shareholders	$(11,312)	$(67,055)

g)Supplemental Pro Forma Information. Alterra's results have been included in the Company's Consolidated Financial Statements from the Acquisition Date to September 30, 2013. The following table presents unaudited pro forma consolidated information for the quarter and nine months ended September 30, 2013 and 2012 and assumes the Company's acquisition of Alterra occurred on January 1, 2012. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2012, nor is it necessarily indicative of future results. Significant adjustments used to determine pro forma results include amortization of intangible assets and amortization of fair value adjustments discussed in c) above, and the corresponding income tax effects. The Company also excluded certain charges from the pro forma results, including transaction costs incurred by the Company ($16.0 million) and Alterra ($23.0 million) totaling $39.0 million for the nine months ended September 30, 2013, severance costs attributable to the acquisition totaling $3.5 million and $31.7 million for the quarter and nine months ended September 30, 2013, respectively, and stay bonuses of $3.9 million and $10.0 million for the quarter and nine months ended September 30, 2013, respectively. The acceleration of compensation expense during the quarter and nine months ended September 30, 2013 related to Alterra's long-term incentive compensation awards and restricted stock awards was attributable to the acquisition; however, the incremental expense recognized during the period only represents a timing difference in the recognition of expense. Therefore, it was not excluded from the pro forma underwriting results.

	Pro Forma		Pro Forma
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Earned premiums	$919,723	$862,534	$2,717,732	$2,592,818
Operating revenues	1,234,380	1,146,994	3,629,659	3,365,605
Net income to shareholders	90,910	60,090	298,970	265,664

U.S. GAAP combined ratio (1)	95%	102%	95%	96%

Basic net income per share	$6.49	$4.29	$21.33	$18.96
Diluted net income per share	$6.47	$4.27	$21.24	$18.90

Weighted average common shares outstanding:
Basic	14,001	14,015	14,014	14,012
Diluted	14,057	14,067	14,075	14,060

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

Offer to Acquire Abbey Protection

On October 9, 2013, the Company made an offer to purchase the entire issued and to be issued share capital of Abbey Protection plc (Abbey), an integrated specialist insurance and consultancy group, for a total purchase price of approximately £116.5 million (approximately $187.4 million as of October 9, 2013). The acquisition is subject to a number of conditions, including shareholder and regulatory approvals in the United Kingdom. If approved, the transaction is expected to close in January 2014.  Abbey's business is focused on the underwriting and sale of insurance products to small and medium enterprises and affinity groups in the United Kingdom providing protection against legal expenses and professional fees incurred as a result of legal actions or investigations by tax authorities, as well as providing a range of complementary legal, professional and reinsurance services.

4. Investments

a)The following tables summarize the Company's available-for-sale investments.

	September 30, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,257,855	$10,933	$(24,660)	$—	$1,244,128
Obligations of states, municipalities and political subdivisions	2,739,483	135,139	(23,561)	—	2,851,061
Foreign governments	1,435,249	34,323	(45,888)	—	1,423,684
Commercial mortgage-backed securities	401,036	116	(10,443)	—	390,709
Residential mortgage-backed securities	927,880	12,364	(12,012)	(2,258)	925,974
Asset-backed securities	217,394	261	(1,779)	—	215,876
Corporate bonds	3,263,513	67,385	(62,519)	(6,872)	3,261,507
Total fixed maturities	10,242,410	260,521	(180,862)	(9,130)	10,312,939
Equity securities:
Insurance, banks and other financial institutions	404,923	540,749	(241)	—	945,431
Industrial, consumer and all other	1,106,540	939,612	(2,969)	—	2,043,183
Total equity securities	1,511,463	1,480,361	(3,210)	—	2,988,614
Short-term investments	1,159,460	3	(6)	—	1,159,457
Investments, available-for-sale	$12,913,333	$1,740,885	$(184,078)	$(9,130)	$14,461,010

	December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$297,663	$19,844	$—	$—	$317,507
Obligations of states, municipalities and political subdivisions	2,586,867	245,057	(362)	—	2,831,562
Foreign governments	503,844	52,764	—	—	556,608
Residential mortgage-backed securities	202,644	14,996	(5)	(2,258)	215,377
Asset-backed securities	13,828	517	—	—	14,345
Corporate bonds	957,432	93,395	(121)	(6,822)	1,043,884
Total fixed maturities	4,562,278	426,573	(488)	(9,080)	4,979,283
Equity securities:
Insurance, banks and other financial institutions	508,771	389,434	(138)	—	898,067
Industrial, consumer and all other	878,534	637,783	(7,433)	—	1,508,884
Total equity securities	1,387,305	1,027,217	(7,571)	—	2,406,951
Short-term investments	973,318	26	(14)	—	973,330
Investments, available-for-sale	$6,922,901	$1,453,816	$(8,073)	$(9,080)	$8,359,564

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2013
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$652,752	$(24,660)	$—	$—	$652,752	$(24,660)
Obligations of states, municipalities and political subdivisions	307,119	(23,439)	3,196	(122)	310,315	(23,561)
Foreign governments	907,456	(45,888)	—	—	907,456	(45,888)
Commercial mortgage-backed securities	378,001	(10,443)	—	—	378,001	(10,443)
Residential mortgage-backed securities	455,942	(14,269)	166	(1)	456,108	(14,270)
Asset-backed securities	189,070	(1,779)	—	—	189,070	(1,779)
Corporate bonds	2,127,583	(69,391)	—	—	2,127,583	(69,391)
Total fixed maturities	5,017,923	(189,869)	3,362	(123)	5,021,285	(189,992)
Equity securities:
Insurance, banks and other financial institutions	11,518	(241)	—	—	11,518	(241)
Industrial, consumer and all other	51,261	(2,957)	125	(12)	51,386	(2,969)
Total equity securities	62,779	(3,198)	125	(12)	62,904	(3,210)
Short-term investments	525,986	(6)	—	—	525,986	(6)
Total	$5,606,688	$(193,073)	$3,487	$(135)	$5,610,175	$(193,208)

At September 30, 2013, the Company held 1,569 securities with a total estimated fair value of $5.6 billion and gross unrealized losses of $193.2 million. Of these 1,569 securities, 12 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $3.5 million and gross unrealized losses of $0.1 million. Of these securities, 10 securities were fixed maturities and two were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

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

When assessing whether it intends to sell a fixed maturity or if it is likely to be required to sell a fixed maturity before recovery of its amortized cost, the Company evaluates facts and circumstances including decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and, ultimately, current market prices. Additional information on the methodology and significant inputs, by security type, that the Company used to determine the amount of credit loss recognized on fixed maturities with declines in fair value below amortized cost that were considered to be other-than-temporary is provided below.

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

Corporate bonds and obligations of states, municipalities and political subdivisions. For corporate bonds and obligations of states, municipalities and political subdivisions, credit impairment is assessed by evaluating the underlying issuer. As part of this assessment, the Company analyzes various factors, including the following:

•	fundamentals of the issuer, including current and projected operating results, current liquidity position and ability to raise capital;

•	fundamentals of the industry in which the issuer operates;

•	expectations of defaults and recovery rates;

•	changes in ratings by rating agencies;

•	other relevant market considerations; and

•	receipt of interest payments.

Default probabilities and recovery rates from rating agencies are key factors used in calculating the credit loss. Additional research of the industry and issuer is completed to determine if there is any current information that may affect the fixed maturity or its issuer in a negative manner and require an adjustment to the cash flow assumptions.

c)The amortized cost and estimated fair value of fixed maturities at September 30, 2013 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$900,263	$905,564
Due after one year through five years	3,151,362	3,220,106
Due after five years through ten years	2,227,954	2,277,491
Due after ten years	2,416,521	2,377,219
	8,696,100	8,780,380
Commercial mortgage-backed securities	401,036	390,709
Residential mortgage-backed securities	927,880	925,974
Asset-backed securities	217,394	215,876
Total fixed maturities	$10,242,410	$10,312,939

d)The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Interest:
Municipal bonds (tax-exempt)	$20,347	$22,508	$62,307	$68,287
Municipal bonds (taxable)	7,452	5,670	19,467	17,055
Other taxable bonds	38,211	25,335	93,565	82,930
Short-term investments, including overnight deposits	1,042	721	2,316	1,995
Dividends on equity securities	12,059	10,128	35,600	30,586
Change in fair value of credit default swap	1,660	1,480	8,860	13,681
Other	9,004	875	16,036	(356)
	89,775	66,717	238,151	214,178
Investment expenses	(3,583)	(2,279)	(9,363)	(6,344)
Net investment income	$86,192	$64,438	$228,788	$207,834

e)Cumulative credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income were $21,370 as of September 30, 2013 and 2012. There were no changes in cumulative credit losses for the quarter and nine months ended September 30, 2013 or 2012.

f)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Realized gains:
Sales of fixed maturities	$4,933	$2,576	$6,031	$7,863
Sales of equity securities	24,648	10,403	58,563	25,865
Other	398	—	451	655
Total realized gains	29,979	12,979	65,045	34,383
Realized losses:
Sales of fixed maturities	(18,741)	(118)	(19,585)	(457)
Sales of equity securities	—	(383)	(170)	(331)
Other-than-temporary impairments	—	(3,159)	(4,589)	(4,151)
Other	—	(4,088)	—	(4,088)
Total realized losses	(18,741)	(7,748)	(24,344)	(9,027)
Net realized investment gains	$11,238	$5,231	$40,701	$25,356
Change in net unrealized gains on investments:
Fixed maturities	$(8,679)	$37,488	$(346,476)	$82,078
Equity securities	117,899	98,964	457,505	248,214
Short-term investments	(13)	18	(15)	13
Net increase	$109,207	$136,470	$111,014	$330,305

g)The following table presents other-than-temporary impairment losses recognized in net income and included in net realized investment gains by investment type.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$—	$(1,242)	$—
Residential mortgage-backed securities	—	—	(523)	—
Total fixed maturities	—	—	(1,765)	—
Equity securities:
Insurance, banks and other financial institutions	—	(1,615)	—	(2,441)
Industrial, consumer and all other	—	(1,544)	(2,824)	(1,710)
Total equity securities	—	(3,159)	(2,824)	(4,151)
Total	$—	$(3,159)	$(4,589)	$(4,151)

h)As of September 30, 2013 and December 31, 2012, the Company had restricted assets totaling $5.8 billion and $1.4 billion, respectively. Restricted assets held in trust or on deposit for the benefit of policyholders or ceding companies or to support underwriting activities were $5.1 billion and $1.3 billion as of September 30, 2013 and December 31, 2012, respectively, of which $3.6 billion at September 30, 2013 is attributable to Alterra. Additionally, the Company had pledged investments and cash and cash equivalents totaling $706.8 million and $23.2 million as of September 30, 2013 and December 31, 2012, respectively, as security for letters of credit that have been issued by various banks on behalf of the Company, of which $671.0 million at September 30, 2013 is attributable to Alterra.

Total restricted assets are included on the Company's consolidated balance sheets as follows.

(dollars in thousands)	September 30, 2013	December 31, 2012
Investments, available-for-sale	$5,121,181	$1,262,755
Restricted cash and cash equivalents	600,171	109,415
Other assets	38,435	—
Total	$5,759,787	$1,372,170

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

	September 30, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$1,244,128	$—	$1,244,128
Obligations of states, municipalities and political subdivisions	—	2,851,061	—	2,851,061
Foreign governments	—	1,423,684	—	1,423,684
Commercial mortgage-backed securities	—	390,709	—	390,709
Residential mortgage-backed securities	—	925,974	—	925,974
Asset-backed securities	—	215,876	—	215,876
Corporate bonds	—	3,261,507	—	3,261,507
Total fixed maturities	—	10,312,939	—	10,312,939
Equity securities:
Insurance, banks and other financial institutions	945,431	—	—	945,431
Industrial, consumer and all other	2,043,183	—	—	2,043,183
Total equity securities	2,988,614	—	—	2,988,614
Short-term investments	1,016,185	143,272	—	1,159,457
Total investments available-for-sale	$4,004,799	$10,456,211	$—	$14,461,010
Liabilities:
Derivative contracts	$—	$—	$3,830	$3,830

	December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$317,507	$—	$317,507
Obligations of states, municipalities and political subdivisions	—	2,831,562	—	2,831,562
Foreign governments	—	556,608	—	556,608
Residential mortgage-backed securities	—	215,377	—	215,377
Asset-backed securities	—	14,345	—	14,345
Corporate bonds	—	1,043,884	—	1,043,884
Total fixed maturities	—	4,979,283	—	4,979,283
Equity securities:
Insurance, banks and other financial institutions	898,067	—	—	898,067
Industrial, consumer and all other	1,508,884	—	—	1,508,884
Total equity securities	2,406,951	—	—	2,406,951
Short-term investments	888,758	84,572	—	973,330
Total investments available-for-sale	$3,295,709	$5,063,855	$—	$8,359,564
Liabilities:
Derivative contracts	$—	$—	$12,690	$12,690

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Derivatives, beginning of period	$5,490	$17,130	$12,690	$29,331
Total gains included in:
Net income	(1,660)	(1,480)	(8,860)	(13,681)
Other comprehensive income	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Derivatives, end of period	$3,830	$15,650	$3,830	$15,650
Net unrealized gains included in net income relating to liabilities held at September 30, 2013 and 2012 (1)	$1,660	$1,480	$8,860	$13,681

(1)	Included in net investment income in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during the quarter and nine months ended September 30, 2013 and 2012. Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2013 and 2012.

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

For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with acquisitions. Prior to its acquisition by the Company, Alterra offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of Alterra's life and annuity reinsurance business are included in the Company's Other Insurance (Discontinued Lines) segment.

All investing activities related to our insurance operations are included in the Investing segment.

The Company's non-insurance operations primarily consist of controlling interests in various industrial and service businesses. For purposes of segment reporting, the Company's non-insurance operations are not considered to be a reportable operating segment.

Segment profit for the Investing segment is measured by net investment income and net realized investment gains or losses. Segment profit or loss for the Company's operating segments is primarily measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company's underwriting performance. Segment profit or loss for the Company's operating segments also includes other revenues and other expenses, primarily related to the run-off of managing general agent operations that were discontinued in conjunction with acquisitions. Other revenues and other expenses in the Other Insurance (Discontinued Lines) segment are comprised of the results attributable to the run-off of Alterra's life and annuity reinsurance business.

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

a)	The following tables summarize the Company's segment disclosures.

	Quarter Ended September 30, 2013
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Alterra	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$273,757	$230,450	$199,575	$372,516	$—		$—	$1,076,298
Net written premiums	232,396	219,955	174,203	216,378	(1)		—	842,931

Earned premiums	218,538	197,372	199,633	304,181	(1)		—	919,723
Losses and loss adjustment expenses:
Current accident year	(147,204)	(126,649)	(135,098)	(201,732)	—		—	(610,683)
Prior accident years	40,799	28,410	40,562	—	(32,460)		—	77,311
Underwriting, acquisition and insurance expenses:
Transaction costs and other acquisition-related expenses (1)	—	—	—	(8,508)	—		—	(8,508)
All other expenses	(85,570)	(80,023)	(73,335)	(104,608)	(82)		—	(343,618)
Underwriting profit (loss)	26,563	19,110	31,762	(10,667)	(32,543)		—	34,225
Net investment income	—	—	—	—	—		86,192	86,192
Net realized investment gains	—	—	—	—	—		11,238	11,238
Other revenues (insurance)	—	1,402	311	59	160		—	1,932
Other expenses (insurance)	—	(6,292)	(1,167)	—	(8,789)		—	(16,248)
Segment profit (loss)	$26,563	$14,220	$30,906	$(10,608)	$(41,172)		$97,430	$117,339
Other revenues (non-insurance)								172,580
Other expenses (non-insurance)								(150,318)
Amortization of intangible assets								(16,848)
Interest expense								(30,619)
Income before income taxes								$92,134
U.S. GAAP combined ratio (2)	88%	90%	84%	104%	NM	(3)		96%

(1)
In connection with the acquisition of Alterra, the Company incurred acquisition-related costs totaling $8.5 million for the quarter ended September 30, 2013, which included severance costs of $3.5 million, stay bonuses of $3.9 million and other compensation costs of $1.1 million related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition.

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

(3)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2013
(dollars in thousands)	Excess and Surplus Lines	Specialty Admitted	London Insurance Market	Alterra	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$792,877	$687,669	$725,153	$714,844	$35		$—	$2,920,578
Net written premiums	673,741	655,350	634,180	469,894	35		—	2,433,200

Earned premiums	629,288	533,037	577,101	529,668	35		—	2,269,129
Losses and loss adjustment expenses:
Current accident year	(424,398)	(353,581)	(386,617)	(380,513)	—		—	(1,545,109)
Prior accident years	165,587	45,863	101,589	—	(31,604)		—	281,435
Underwriting, acquisition and insurance expenses:
Transaction costs and other acquisition-related expenses (1)	—	—	—	(70,317)	—		—	(70,317)
All other expenses	(250,101)	(229,462)	(222,469)	(171,762)	217		—	(873,577)
Underwriting profit (loss)	120,376	(4,143)	69,604	(92,924)	(31,352)		—	61,561
Net investment income	—	—	—	—	—		228,788	228,788
Net realized investment gains	—	—	—	—	—		40,701	40,701
Other revenues (insurance)	—	11,945	4,778	1,256	479		—	18,458
Other expenses (insurance)	—	(14,447)	(3,762)	—	(13,039)		—	(31,248)
Segment profit (loss)	$120,376	$(6,645)	$70,620	$(91,668)	$(43,912)		$269,489	$318,260
Other revenues (non-insurance)								486,222
Other expenses (non-insurance)								(428,394)
Amortization of intangible assets								(37,755)
Interest expense								(82,754)
Income before income taxes								$255,579
U.S. GAAP combined ratio (2)	81%	101%	88%	118%	NM	(3)		97%

(1)
In connection with the acquisition of Alterra, the Company incurred transaction costs of $16.0 million for the nine months ended September 30, 2013, which primarily consist of due diligence, legal and investment banking costs. Additionally, the Company incurred severance costs of $31.7 million, stay bonuses of $10.0 million and other compensation costs totaling $12.6 million related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition.

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

(3)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2013	December 31, 2012
Segment assets:
Investing	$17,125,848	$9,277,697
Underwriting	5,778,934	2,387,305
Total segment assets	22,904,782	11,665,002
Non-insurance operations	903,795	891,586
Total assets	$23,808,577	$12,556,588

7. Reinsurance

The following tables summarize the effect of reinsurance on premiums written and earned.

	Quarter Ended September 30,
	2013		2012
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$836,117	$818,854	$519,408	$505,514
Assumed	240,181	331,495	91,425	94,822
Ceded	(233,367)	(230,626)	(71,209)	(69,799)
Net premiums	$842,931	$919,723	$539,624	$530,537

	Nine Months Ended September 30,
	2013		2012
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$2,310,966	$2,076,682	$1,568,092	$1,505,710
Assumed	609,612	675,286	338,281	269,771
Ceded	(487,378)	(482,839)	(218,969)	(202,292)
Net premiums	$2,433,200	$2,269,129	$1,687,404	$1,573,189

The percentage of ceded earned premiums to gross earned premiums was 20% and 12%, respectively, for the quarters ended September 30, 2013 and 2012 and 18% and 11%, respectively, for the nine months ended September 30, 2013 and 2012.

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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At September 30, 2013 and December 31, 2012, balances recoverable from the Company's ten largest reinsurers, by group, represented approximately 61% and 74%, respectively, of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances. At September 30, 2013, the Company's largest reinsurance balance was due from Fairfax Financial Group and represented 10% of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $98.0 million and $15.3 million, respectively, for the quarters ended September 30, 2013 and 2012 and $179.9 million and $79.6 million, respectively, for the nine months ended September 30, 2013 and 2012.

8. Life and Annuity Benefits

Prior to its acquisition by the Company, Alterra entered into long duration reinsurance contracts which subject the Company to mortality, longevity and morbidity risks. The Company's related life and annuity reinsurance benefit reserves are compiled on a reinsurance contract-by-contract basis and are discounted using standard actuarial techniques and cash flow models. Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company must make estimates and assumptions based on cedant experience and industry mortality tables, longevity, expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves were determined at the Acquisition Date and are generally locked-in for the life of the contract unless a premium deficiency develops or another unlocking event occurs. As the experience on the reinsurance contracts emerges, the assumptions are reviewed by management, no less than annually, to determine whether the actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are sufficient to cover the present value of future benefits, settlement and maintenance costs. If such a review produces reserves in excess of those currently held, then the lock-in assumptions are revised and a charge to earnings for life and annuity benefits is recognized at that time. Results attributable to the run-off of Alterra's life and annuity reinsurance business are included in other revenues and other expenses in the Company's consolidated statements of income and comprehensive income and as part of the Company's Other Insurance (Discontinued Lines) segment.

Because of the many assumptions and estimates used in establishing reserves and the long-term nature of reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain. Actual results could differ materially from these estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of September 30, 2013.

The following table presents life and annuity benefits as of September 30, 2013:

(dollars in thousands)
Life	$189,792
Annuities	1,188,914
Accident and health	104,292
$1,482,998

9. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

(dollars in thousands)	September 30, 2013	December 31, 2012
6.80% unsecured senior notes, due February 15, 2013, interest payable semi-annually, net of unamortized discount of $45 in 2012	$—	$246,619
7.20% unsecured senior notes, due April 14, 2017, interest payable semi-annually, net of unamortized premium of $5,160 in 2013	95,789	—
7.125% unsecured senior notes, due September 30, 2019, interest payable semi-annually, net of unamortized discount of $1,697 in 2013 and $1,909 in 2012	348,303	348,091
6.25% unsecured senior notes, due September 30, 2020, interest payable semi-annually, net of unamortized premium of $64,049 in 2013	414,049	—
5.35% unsecured senior notes, due June 1, 2021, interest payable semi-annually, net of unamortized discount of $1,583 in 2013 and $1,738 in 2012	248,417	248,262
4.90% unsecured senior notes, due July 1, 2022, interest payable semi-annually, net of unamortized discount of $2,444 in 2013 and $2,653 in 2012	347,556	347,347
3.625% unsecured senior notes, due March 30, 2023, interest payable semi-annually, net of unamortized discount of $1,910 in 2013	248,090	—
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $2,211 in 2013 and $2,291 in 2012	197,789	197,710
5.0% unsecured senior notes, due March 30, 2043, interest payable semi-annually, net of unamortized discount of $6,607 in 2013	243,393	—
Other debt, at various interest rates ranging from 1.6% to 6.5%	107,093	104,521
Senior long-term debt and other debt	$2,250,479	$1,492,550

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

On March 8, 2013, the Company issued $250 million of 3.625% unsecured senior notes due March 30, 2023 and $250 million of 5.0% unsecured senior notes due March 30, 2043. Net proceeds to the Company were approximately $491.2 million, to be used for general corporate purposes.

On April 16, 2007, Alterra USA Holdings Limited (Alterra USA), a wholly-owned indirect subsidiary of Alterra, privately issued $100 million of 7.20% unsecured senior notes due April 14, 2017 (the 7.20% unsecured senior notes). The 7.20% unsecured senior notes are Alterra USA's senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% unsecured senior notes are fully and unconditionally guaranteed by Alterra. The principal amount of the 7.20% unsecured senior notes outstanding as of the Acquisition Date was $90.6 million. As of the Acquisition Date, the 7.20% unsecured senior notes were recorded at their estimated fair value of $95.8 million.

On September 27, 2010, Alterra Finance LLC, a wholly-owned indirect subsidiary of Alterra, issued $350 million of 6.25% unsecured senior notes due September 30, 2020 (the 6.25% unsecured senior notes). The 6.25% unsecured senior notes are Alterra Finance LLC's senior unsecured obligations and rank equally in right of payment with all of Alterra Finance LLC's future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance LLC's future subordinated indebtedness. The 6.25% unsecured senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra's existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra's future subordinated indebtedness. As of the Acquisition Date, the 6.25% unsecured senior notes were recorded at their estimated fair value of $416.6 million.

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

The Company's other debt is primarily associated with its non-insurance operations and is non-recourse to the holding company. The debt of the Company's non-insurance subsidiaries generally is secured by the assets of those subsidiaries. ParkLand Ventures, Inc., a subsidiary of the Company, has formed subsidiaries for the purpose of acquiring and financing real estate (the real estate subsidiaries). The assets of the real estate subsidiaries, which are not material to the Company, are consolidated in accordance with U.S. GAAP but are not available to satisfy the debt and other obligations of the Company or any affiliates other than the real estate subsidiaries.

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of September 30, 2013.

Years Ending December 31,	(dollars in thousands)
2013	$4,498
2014	17,857
2015	5,090
2016	12,092
2017	104,366
2018 and thereafter	2,053,819
Total principal payments	$2,197,722
Net unamortized premium	52,757
Senior long-term debt and other debt	$2,250,479

The Company also maintains a revolving credit facility for working capital and other general corporate purposes that expires September 2015. Effective July 12, 2013, the capacity of the Company's revolving credit facility was increased from $150 million to $300 million, as previously provided for by the terms of the revolving credit facility. The Company may select from two interest rate options for balances outstanding under the revolving credit facility and pays a commitment fee (0.25% at September 30, 2013) on the unused portion of the facility based on the Company's debt to equity leverage ratio as calculated under the agreement. At September 30, 2013 and December 31, 2012, the Company had no borrowings outstanding under the revolving credit facility.

Alterra and Markel Bermuda are party to a $900 million secured credit facility (the senior credit facility), which expires on December 15, 2015. The senior credit facility provides for secured letters of credit to be issued for the account of Alterra, Markel Bermuda and certain other subsidiaries of Alterra and for loans to Alterra and Markel Bermuda. Loans under the senior credit facility are subject to a sublimit of $250 million. Subject to certain conditions and at the request of Alterra, the aggregate commitments of the lenders under the senior credit facility may be increased up to a total of $1.4 billion. At September 30, 2013, the Company had no borrowings outstanding under the senior credit facility. At September 30, 2013, $439.6 million of letters of credit were issued and outstanding under the senior credit facility.

At September 30, 2013, the Company was in compliance with all covenants contained in its revolving credit facility and senior credit facility. To the extent that the Company is not in compliance with its covenants, the Company's access to these credit facilities could be restricted. While the Company believes this to be unlikely, the inability to access the revolving credit facility and senior credit facility could adversely affect the Company's liquidity.

10. Derivatives

The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. The Company entered into the credit default swap agreement for investment purposes. At both September 30, 2013 and December 31, 2012, the notional amount of the credit default swap was $33.1 million, which represented the Company's aggregate exposure to losses if specified credit events involving third party reference entities occur. These third party reference entities are specified under the terms of the agreement and represent a portfolio of names upon which the Company has assumed credit risk from the counterparty. The Company's exposure to loss from any one reference entity is limited to $20.0 million. The credit default swap has a scheduled termination date of December 2014.

The credit default swap is accounted for as a derivative instrument and is recorded at fair value with any changes in fair value recorded in net investment income. At September 30, 2013 and December 31, 2012, the credit default swap had a fair value of $3.8 million and $12.7 million, respectively. The fair value of the credit default swap is included in other liabilities on the consolidated balance sheets. Net investment income for the quarter and nine months ended September 30, 2013 included favorable changes in the fair value of the credit default swap of $1.7 million and $8.9 million, respectively. Net investment income for the quarter and nine months ended September 30, 2012 included favorable changes in the fair value of the credit default swap of $1.5 million and $13.7 million, respectively.

The fair value of the credit default swap is determined by the Company using a Gaussian copula valuation model, a market standard model for valuing credit default swaps. The fair value is dependent upon several inputs, including changes in interest rates, credit spreads, expected default rates, changes in credit quality, future expected recovery rates and other market factors. The significant unobservable inputs used in the fair value measurement of the credit default swap are expected default rates and future expected recovery rates. The Company determines these unobservable inputs based upon default rates and recovery rates used to price similar credit default swap indices. A significant increase in expected default rates in isolation results in a significantly higher fair value measurement, while a significant decrease in expected default rates results in a significantly lower fair value measurement. A significant increase in future expected recovery rates in isolation results in a significantly lower fair value measurement, while a significant decrease in future expected recovery rates results in a significantly higher fair value measurement. Generally, a change in the assumption used for expected default rates is accompanied by a directionally opposite change in future expected recovery rates. The fair value measurement of the credit default swap at September 30, 2013 included expected default rates ranging between less than 1% and 10%, with a weighted-average expected default rate of 1%, and future expected recovery rates ranging between 20% and 40%, with a weighted-average future expected recovery rate of 39%. The fair value measurement of the credit default swap at December 31, 2012 included expected default rates ranging between 1% and 43%, with a weighted-average expected default rate of 3%, and future expected recovery rates ranging between 20% and 40%, with a weighted-average future expected recovery rate of 39%.

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

The Company had no other material derivative instruments at September 30, 2013.

11. Income Taxes

The Company's effective tax rate was 28% for the nine months ended September 30, 2013 compared to 19% for the same period in 2012. In both periods, the effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the effective tax rate in 2013 was primarily due to higher estimated earnings taxed at a 35% tax rate and anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2013 compared to 2012.

12. Employee Benefit Plans

a)Expenses relating to the Company's defined contribution plans, including the defined contribution plans of Alterra effective May 1, 2013, were $6.2 million and $16.7 million, respectively, for the quarter and nine months ended September 30, 2013 and $4.6 million and $13.9 million, respectively, for the same periods of 2012.

b)The following table presents the components of net periodic benefit income for the Terra Nova Pension Plan, a defined benefit plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Service cost	$—	$90	$—	$269
Interest cost	1,611	1,693	4,837	5,079
Expected return on plan assets	(2,671)	(2,432)	(8,015)	(7,295)
Amortization of net actuarial pension loss	477	643	1,432	1,930
Net periodic benefit income	$(583)	$(6)	$(1,746)	$(17)

The Company contributed $5.3 million to the Terra Nova Pension Plan during the nine months ended September 30, 2013 and does not expect to make any additional contributions in 2013.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net income to shareholders	$65,599	$49,653	$182,257	$196,593
Adjustment of redeemable noncontrolling interests	—	1,702	3,101	(6,484)
Adjusted net income to shareholders	$65,599	$51,355	$185,358	$190,109

Basic common shares outstanding	14,001	9,632	12,050	9,641
Dilutive potential common shares from conversion of options	16	4	11	7
Dilutive potential common shares from conversion of non participating restricted stock	39	23	32	19
Diluted shares outstanding	14,056	9,659	12,093	9,667
Basic net income per share	$4.69	$5.33	$15.38	$19.72
Diluted net income per share	$4.67	$5.32	$15.33	$19.67

b)     The 2012 Equity Incentive Compensation Plan (2012 Compensation Plan) provides for grants and awards of restricted stock, restricted stock units, performance grants, and other stock based awards to employees and directors. The 2012 Compensation Plan is administered by the Compensation Committee of the Company's Board of Directors (Compensation Committee). In May 2013, the Compensation Committee awarded 31,669 restricted stock units to certain associates and executive officers to assist the Company in retaining the services of key employees. The restricted stock units had a grant-date fair value of $16.6 million. The awards vest over a three year period and entitle the recipient to receive one share of the Company's common stock for each vested restricted stock unit.

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

The following table summarizes additional information with respect to these options.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value (in millions)
Outstanding and exercisable, May 1, 2013	101,875	$398.96
Exercised	49,763	$401.83
Outstanding and exercisable, September 30, 2013	52,112	$396.22	2.6	$6.7

From the Acquisition Date through September 30, 2013, 49,763 options were exercised under the Alterra Equity Award Plans, resulting in cash proceeds of $18.5 million and a current tax benefit of $0.7 million. The intrinsic value of options exercised in 2013 was $6.4 million.

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

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards issued on May 1, 2013	154,103	$529.59
Vested	(76,287)	529.59
Forfeited	(7,476)	529.59
Nonvested awards at September 30, 2013	70,340	$529.59

The Company recognized compensation expense totaling $1.5 million and $10.9 million, respectively, during the quarter and nine months ended September 30, 2013 related to these restricted stock awards. As of September 30, 2013, unrecognized compensation cost related to the nonvested restricted stock awards was $6.5 million, which is expected to be recognized over a weighted average period of approximately one year. The fair value of the restricted stock awards that vested during 2013 was $40.4 million.

d)     In accordance with the terms of the Merger Agreement, the Company also assumed outstanding warrants to purchase Alterra common stock.  Holders of the warrants had the option to surrender them for consideration specified in the Merger Agreement, which included cash and registered shares of the Company's common stock, or to have them remain outstanding as "Company Converted Warrants," in which case the holders would be entitled to a combination of cash and unregistered shares of the Company's common stock upon exercise of the warrants. The warrants of all warrant holders who elected to exercise in conjunction with the Acquisition Date were considered to have been exercised on May 1, 2013. The Company issued 225,529 Company Converted Warrants with a fair value of $73.7 million to Alterra warrant holders who elected not to surrender their warrants in connection with the merger. Three holders who elected to have their warrants remain outstanding subsequently exercised a total of 225,499 warrants and received a total of 100,115 shares of the Company's common stock under the cashless exercise provision of the warrants.  As of September 30, 2013, the Company had outstanding warrants to purchase 30 shares of its common stock.

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the nine months ended September 30, 2013 and 2012.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2011	$704,719	$(2,614)	$(41,185)	$660,920
Other comprehensive income before reclassifications	245,920	2,969	—	248,889
Amounts reclassified from accumulated other comprehensive income	(20,154)	—	1,487	(18,667)
Total other comprehensive income	225,766	2,969	1,487	230,222
September 30, 2012	$930,485	$355	$(39,698)	$891,142

December 31, 2012	$946,933	$(1,075)	$(34,521)	$911,337
Other comprehensive income before reclassifications	107,433	(9,931)	—	97,502
Amounts reclassified from accumulated other comprehensive income	(27,866)	—	1,146	(26,720)
Total other comprehensive income	79,567	(9,931)	1,146	70,782
September 30, 2013	$1,026,500	$(11,006)	$(33,375)	$982,119

The following table summarizes the deferred tax expense (benefit) associated with each component of other comprehensive income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Change in net unrealized gains on investments:
Net holding gains arising during the period	$35,765	$45,325	$43,840	$113,215
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(63)	(38)	(9)	(41)
Reclassification adjustments for net gains included in net income	(3,186)	(2,835)	(12,384)	(8,635)
Change in net unrealized gains on investments	32,516	42,452	31,447	104,539
Change in foreign currency translation adjustments	—	(409)	38	(457)
Change in net actuarial pension loss	67	121	286	443
Total	$32,583	$42,164	$31,771	$104,525

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Unrealized holding gains on available-for-sale securities:
Net realized investment gains	$10,840	$9,319	$40,250	$28,789
Income taxes	(3,186)	(2,835)	(12,384)	(8,635)
Reclassification of unrealized holding gains, net of taxes	$7,654	$6,484	$27,866	$20,154

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(477)	$(643)	$(1,432)	$(1,930)
Income taxes	67	121	286	443
Reclassification of net actuarial pension loss, net of taxes	$(410)	$(522)	$(1,146)	$(1,487)

15. Commitments and Contingencies

On August 8, 2013, Alterra Holdings Limited, a wholly-owned subsidiary of Alterra, and several other third-party investors, executed a subscription agreement with New Point VI Limited to purchase common shares of New Point VI Limited. As of September 30, 2013, no shares had been issued under the subscription agreement; however, Alterra Holdings Limited's commitment under the subscription agreement with New Point VI Limited is $75.0 million. New Point VI Limited is the holding company of New Point Re VI Limited, a Bermuda-domiciled reinsurance company that will offer fully-collateralized retrocessional reinsurance, incepting between January 1, 2014 and December 31, 2014, to the property reinsurance catastrophe market.

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

Reinsurance Premiums

Our reinsurance premiums are recorded at the inception of each contract based upon contract terms and information received from ceding clients and brokers. For excess of loss contracts, the amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between this premium and final premium are generally small. An adjustment is made to the minimum and/or deposit premium, when notified, if there are changes in underlying exposures insured. For quota share or proportional reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We generally record such premiums using the client's initial estimates, and then adjust them as more current information becomes available, with such adjustments recorded as premiums written in the period they are determined. We believe that the ceding clients' estimate of the volume of business they expect to cede to us usually represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate. Variances from original premium estimates are normally greater for quota share contracts than excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period. The impact of premium adjustments to net income may be mitigated by related acquisition costs and losses.

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

Our Alterra segment writes specialty insurance and reinsurance on a worldwide basis from offices in the United States, Bermuda, the United Kingdom, Europe and Latin America. The Alterra segment's Lloyd's operations are conducted by Alterra at Lloyd's through Lloyd's Syndicates 1400 and 2526. At September 30, 2013, the Company's proportionate share of Syndicates 1400 and 2526 was 100% and approximately 20%, respectively. Alterra also has a 2% share in the 2012 and prior underwriting years of Syndicate 2525. Business written by the Alterra segment includes a wide range of commercial insurance and reinsurance products, including general and excess liability, property, accident and health, agriculture, auto, credit/surety, marine and energy, medical malpractice, professional liability and workers compensation coverages.

For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued in conjunction with acquisitions. Alterra previously offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of Alterra's life and annuity reinsurance business are included in the Company's Other Insurance (Discontinued Lines) segment. This segment also includes development on asbestos and environmental loss reserves, none of which are related to the acquisition of Alterra.

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

On October 9, 2013, we made an offer to purchase the entire issued and to be issued share capital of Abbey Protection plc (Abbey), an integrated specialist insurance and consultancy group, for a total purchase price of approximately £116.5 million (approximately $187.4 million as of October 9, 2013). The acquisition is subject to a number of conditions, including shareholder and regulatory approvals in the United Kingdom. If approved, the transaction is expected to close in January 2014.  Abbey's business is focused on the underwriting and sale of insurance products to small and medium enterprises and affinity groups in the United Kingdom providing protection against legal expenses and professional fees incurred as a result of legal actions or investigations by tax authorities, as well as providing a range of complementary legal, professional and reinsurance services.

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

Bermuda Insurance Regulation

The insurance and reinsurance industry in Bermuda is regulated by the Bermuda Monetary Authority (the BMA). Markel Bermuda is regulated by the BMA under the Insurance Act 1978 of Bermuda and its related regulations (collectively, the Bermuda Insurance Act). The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Markel Bermuda and grants to the BMA powers to supervise, investigate and intervene in the affairs of Bermuda insurance and reinsurance companies.

Markel Bermuda's business is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. If a company fails to maintain or meet the control level, various degrees of regulatory action may be taken by the BMA.

Markel Bermuda is also subject to the Insurance Code of Conduct (the Insurance Code), which prescribes duties and standards to be complied with to ensure that Markel Bermuda implements sound corporate governance, risk management and internal controls. Non-compliance with the Insurance Code could result in intervention by the BMA. The BMA also monitors each insurer's compliance with the Insurance Code and may use it as a factor in calculating the applicable operational risk charge in relation to that insurer's risk-based capital model.

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

Other Jurisdictions

As a global provider of specialty insurance and reinsurance, we must comply with various regulatory requirements in jurisdictions where we provide coverage or have activities in addition to the United States, the United Kingdom, Bermuda and Ireland. For example, Markel Europe and Alterra at Lloyd's must comply with applicable Latin America regulatory requirements in connection with our Latin American reinsurance operations, and Markel Europe must comply with applicable German and Swiss regulatory requirements in connection with its branch activities in those countries.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer's business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. Because Markel Bermuda is not licensed, accredited or approved in any jurisdiction other than Bermuda, in certain instances our reinsurance customers require Markel Bermuda to provide a letter of credit or enter into other security arrangements.

Key Performance Indicators

We measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting and investing results. We measure underwriting results by our underwriting profit or loss and combined ratio. We measure investing results by our total investment return. These measures are discussed below in greater detail under "Results of Operations."

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Underwriting profit (loss)	$34,225	$(4,763)	$61,561	$64,793
Net investment income	86,192	64,438	228,788	207,834
Net realized investment gains	11,238	5,231	40,701	25,356
Other revenues	174,512	165,569	504,680	385,778
Amortization of intangible assets	(16,848)	(7,959)	(37,755)	(25,078)
Other expenses	(166,566)	(145,339)	(459,642)	(343,462)
Interest expense	(30,619)	(24,692)	(82,754)	(69,068)
Income tax expense	(25,167)	(811)	(70,673)	(45,998)
Net income attributable to noncontrolling interests	(1,368)	(2,021)	(2,649)	(3,562)
Net income to shareholders	$65,599	$49,653	$182,257	$196,593

Net income to shareholders for the quarter ended September 30, 2013 increased primarily due to more favorable underwriting results and higher investment income, partially offset by higher income tax expense compared to the same period of 2012. Net income to shareholders for the nine months ended September 30, 2013 decreased primarily due to an increase in amortization expense, interest expense and income tax expense, partially offset by higher investment income compared to the same period of 2012. In both periods of 2013, higher investment income and increased amortization expense, interest expense and income tax expense are due in part to including the results of operations of Alterra beginning May 1, 2013. The components of net income to shareholders are discussed in further detail under "Underwriting Results," "Investing Results," "Non-Insurance Operations" and "Interest Expense and Income Taxes."

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

The following table presents selected data from our underwriting operations.

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2013		2012		2013		2012
Gross premium volume	$1,076,298		$610,833		$2,920,578		$1,906,373
Net written premiums	$842,931		$539,624		$2,433,200		$1,687,404
Net retention	78%		88%		83%		89%
Earned premiums	$919,723		$530,537		$2,269,129		$1,573,189
Losses and loss adjustment expenses	$533,372		$303,459		$1,263,674		$813,074
Underwriting, acquisition and insurance expenses	$352,126	(1)	$231,841	(2)	$943,894	(1)	$695,322	(2)
Underwriting profit (loss)	$34,225		$(4,763)		$61,561		$64,793

U.S. GAAP Combined Ratios (3)
Excess and Surplus Lines	88%		89%		81%		91%
Specialty Admitted	90%		109%		101%		108%
London Insurance Market	84%		92%		88%		88%
Alterra	104%		—%		118%		—%
Other Insurance (Discontinued Lines)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
Markel Corporation (Consolidated)	96%		101%		97%		96%

(1)
In connection with the acquisition of Alterra, we incurred transaction and other acquisition-related costs of $8.5 million and $70.3 million for the quarter and nine months ended September 30, 2013, respectively. For the nine months ended September 30, 2013, these costs include transaction costs totaling $16.0 million, which primarily consist of due diligence, legal and investment banking costs. The quarter and nine months ended September 30, 2013 also include severance costs of $3.5 million and $31.7 million, respectively, stay bonuses of $3.9 million and $10.0 million, respectively, and other compensation costs totaling $1.1 million and $12.6 million, respectively, related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition.

(2)
Effective January 1, 2012, we prospectively adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. At December 31, 2011, deferred policy acquisition costs included $43.1 million of costs that no longer met the criteria for deferral as of January 1, 2012 and were recognized into income during 2012, consistent with policy terms ($6.5 million and $41.1 million for the quarter and nine months ended September 30, 2012, respectively).

(3)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(4)	NM – Ratio is not meaningful.

Our combined ratio was 96% and 97%, respectively, for the quarter and nine months ended September 30, 2013 compared to 101% and 96%, respectively for the same periods of 2012. For the quarter ended September 30, 2013, the decrease in the combined ratio was driven by a lower current accident year loss ratio and a lower expense ratio, partially offset by a lower prior accident years loss ratio compared to the same period in 2012. For the nine months ended September 30, 2013, the increase in the combined ratio was due to a lower prior accident years loss ratio, partially offset by a lower expense ratio.

The decrease in the consolidated current accident year loss ratio for the quarter ended September 30, 2013 was primarily due to more favorable underwriting results within our Specialty Admitted segment compared to 2012. Additionally, the quarter ended September 30, 2012 included $8.8 million, or two points, of losses from Hurricane Isaac which occurred in August 2012.

The consolidated combined ratio for the quarter and nine months ended September 30, 2013 included $77.3 million and $281.4 million, respectively, of favorable development on prior years' loss reserves compared to $69.3 million and $260.2 million of favorable development for the same periods in 2012. Favorable development on prior years' loss reserves for the quarter and nine months ended September 30, 2013 included $5.6 million and $19.7 million, respectively, of favorable development on Hurricane Sandy which occurred during October 2012. In both periods of 2013, the benefit of the favorable development on prior years' loss reserves had less of an impact on the combined ratio in 2013 compared to 2012 due to higher earned premium volume in 2013.

The decrease in the consolidated expense ratio for both the quarter and nine months ended September 30, 2013 was primarily driven by higher earned premiums in our Excess and Surplus Lines, Specialty Admitted and London Insurance Market segments compared to 2012, partially offset by the impact of transaction and other acquisition-related costs incurred by Alterra. Excluding transaction and other acquisition-related costs incurred in 2013, the inclusion of the results of operations of Alterra beginning May 1, 2013 had a favorable impact on the expense ratio for the quarter and nine months ended September 30, 2013, as Alterra has a lower expense ratio than we historically have had.

Underwriting, acquisition and insurance expenses for the quarter and nine months ended September 30, 2013 include transaction and other acquisition-related costs of $8.5 million, or one point, and $70.3 million, or three points, respectively. For the nine months ended September 30, 2013, these costs include transaction costs totaling $16.0 million, which primarily consist of due diligence, legal and investment banking costs. The quarter and nine months ended September 30, 2013 also include severance costs of $3.5 million and $31.7 million, respectively, stay bonuses of $3.9 million and $10.0 million, respectively, and other compensation costs totaling $1.1 million and $12.6 million, respectively, related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition. We expect to recognize additional costs totaling $8.9 million through May 1, 2014 associated with the payment of stay bonuses, which were awarded to certain employees of Alterra provided they remain employed one year from the Acquisition Date.

The prospective adoption of ASU No. 2010-26 during the first quarter of 2012 increased our underwriting, acquisition and insurance expenses for the quarter and nine months ended September 30, 2012 by approximately $6.5 million, or one point on the combined ratio and $41.1 million, or three points on the combined ratio, respectively.

Excess and Surplus Lines Segment

The combined ratio for the Excess and Surplus Lines segment was 88% and 81%, respectively, for the quarter and nine months ended September 30, 2013 compared to 89% and 91%, respectively, for the same periods of 2012. For the quarter ended September 30, 2013, less favorable development of prior accident years' loss reserves was offset by a lower expense ratio compared to the same period of 2012. For the nine months ended September 30, 2013, the combined ratio decreased due to more favorable development on prior accident years' loss reserves and a lower expense ratio compared to the same period of 2012.

The Excess and Surplus Lines segment's combined ratio for the quarter and nine months ended September 30, 2013 included $40.8 million and $165.6 million, respectively, of favorable development on prior years' loss reserves compared to $51.3 million and $132.6 million of favorable development for the same periods in 2012. The redundancies on prior years' loss reserves experienced within the Excess and Surplus Lines segment during both periods of 2013 and 2012 were most significant on our casualty product lines across several accident years. Additionally, the quarter and nine months ended September 30, 2013 included $5.0 million and $16.7 million, respectively, of favorable development on Hurricane Sandy.

The improvement in the Excess and Surplus Lines segment's expense ratio for both the quarter and nine months ended September 30, 2013 was primarily due to higher earned premiums and lower general expenses compared to the same periods last year. The prospective adoption of ASU No. 2010-26 during the first quarter of 2012 increased underwriting, acquisition and insurance expenses for the quarter and nine months ended September 30, 2012 by approximately $2.1 million, or one point on the combined ratio, and $16.7 million, or three points on the combined ratio, respectively.

Specialty Admitted Segment

The combined ratio for the Specialty Admitted segment was 90% and 101%, respectively, for the quarter and nine months ended September 30, 2013 compared to 109% and 108%, respectively, for the same periods of 2012. In both periods of 2013, the combined ratio benefited from a lower current accident year loss ratio and more favorable development of prior accident years' loss reserves compared to the same periods of 2012.

The lower current accident year loss ratio for both the quarter and nine months ended September 30, 2013 was primarily due to more favorable rates on our workers' compensation business and to a higher proportion of non-California workers' compensation business (which carries a lower loss ratio) being written by our Markel FirstComp unit during 2013 compared to 2012. Also contributing to the lower current accident year loss ratio in 2013 was the contribution of premium from the Hagerty business, which also carries a lower loss ratio. For the quarter ended September 30, 2013, we also experienced improved underwriting performance within our Markel Specialty unit across several product lines. The current accident year loss ratio for the quarter and nine months ended September 30, 2012 included $2.8 million, or two points and one point, respectively, of losses from Hurricane Isaac.

The Specialty Admitted segment's combined ratio for the quarter and nine months ended September 30, 2013 included $28.4 million and $45.9 million, respectively, of favorable development on prior years' loss reserves compared to $11.5 million and $27.7 million of favorable development for the same periods in 2012. The redundancies on prior years' loss reserves experienced within the Specialty Admitted segment during both periods of 2013 were most significant on the non-California workers' compensation business at our Markel FirstComp unit on the 2011 and 2012 accident years.

The expense ratio for the Specialty Admitted segment for the quarter and nine months ended September 30, 2013 was impacted by commission expense on the Hagerty business, which has a higher overall commission rate. For the quarter and nine months ended September 30, 2013, the impact of the Hagerty commission expense was offset by the impact of the prospective adoption of ASU No. 2010-26 during the first quarter of 2012, which increased underwriting, acquisition and insurance expenses for the quarter and nine months ended September 30, 2012 by approximately $2.6 million, or two points on the combined ratio, and $12.9 million, or three points on the combined ratio, respectively.

London Insurance Market Segment

The combined ratio for the London Insurance Market segment was 84% and 88%, respectively, for the quarter and nine months ended September 30, 2013 compared to 92% and 88%, respectively, for the same periods of 2012. For the quarter ended September 30, 2013, the decrease in the combined ratio was due to more favorable development on prior accident years' loss reserves and a lower expense ratio compared to the same period of 2012. For the nine months ended September 30, 2013, less favorable development of prior accident years' loss reserves was offset by a lower expense ratio compared to the same period of 2012.

The London Insurance Market segment's combined ratio for the quarter and nine months ended September 30, 2013 included $40.6 million and $101.6 million, respectively, of favorable development on prior years' loss reserves compared to $32.7 million and $119.0 million of favorable development for the same periods in 2012. For the quarter ended September 30, 2013, the favorable development on prior years' loss reserves was primarily on the 2008 to 2010 accident years in the Marine and Professional and Financial Risks divisions. For the nine months ended September 30, 2013, the favorable development on prior years' loss reserves was primarily on the 2008 to 2010 accident years in the Marine, Specialty and Elliott Special Risks divisions. Favorable development of prior years' loss reserves in both periods of 2012 was primarily on the 2006 to 2009 accident years and occurred in a variety of programs across each of our divisions. The loss reserve redundancies for the quarter and nine months ended September 30, 2013 also included $8.9 million and $18.7 million, respectively, of favorable loss reserve development on the 2001 and prior accident years, compared to $4.8 million and $23.0 million, respectively, in the same periods of 2012.

The improvement in the London Insurance Market segment's expense ratio for the quarter and nine months ended September 30, 2013 was due in part to higher earned premiums compared to the same periods last year and a lower overall commission rate, driven by a change in the mix of earned premiums. The prospective adoption of ASU No. 2010-26 during the first quarter of 2012 increased underwriting, acquisition and insurance expenses for the quarter and nine months ended September 30, 2012 by approximately $1.8 million, or one point on the combined ratio, and $11.6 million, or two points on the combined ratio, respectively.

Alterra Segment

Following the completion of the acquisition of Alterra on May 1, 2013, we have included the underwriting results of Alterra in the Alterra segment. As a result, a comparison of current and prior year periods is not meaningful. For this reason, we have included certain financial information for the Alterra segment on a pro forma basis as if the acquisition of Alterra had occurred on January 1, 2012. The pro forma financial information discussed herein is for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2012, nor is it necessarily indicative of future results. Adjustments used to determine pro forma results include amortization of the fair value adjustment recorded for the difference between the fair value and historical carrying amount of Alterra's unpaid losses and loss adjustment expenses. We have also excluded certain charges from the pro forma results, including transaction costs incurred by us ($16.0 million) and Alterra ($23.0 million) totaling $39.0 million for the nine months ended September 30, 2013, severance costs attributable to the acquisition totaling $3.5 million and $31.7 million for the quarter and nine months ended September 30, 2013, respectively, and stay bonuses of $3.9 million and $10.0 million for the quarter and nine months ended September 30, 2013, respectively. The acceleration of compensation expense during the quarter and nine months ended September 30, 2013 related to Alterra's long-term incentive compensation awards and restricted stock awards was attributable to the acquisition; however, the incremental expense recognized during both periods of 2013 only represents a timing difference in the recognition of expense. Therefore, it was not excluded from the pro forma underwriting results.

The following table presents the underwriting results for the Alterra segment for the quarter ended September 30, 2013 and the period from May 1, 2013 to September 30, 2013, which are included in the consolidated statements of income and comprehensive income for the quarter and nine months ended September 30, 2013.

	Quarter Ended	May 1, 2013 to
(dollars in thousands)	September 30, 2013	September 30, 2013
Earned premiums	$304,181	$529,668
Losses and loss adjustment expenses:
Current accident year	(201,732)	(380,513)
Prior accident years	—	—
Underwriting, acquisition and insurance expenses:
Transaction and other acquisition-related expenses (1)	(8,508)	(70,317)
All other expenses	(104,608)	(171,762)
Underwriting loss	$(10,667)	$(92,924)

U.S. GAAP combined ratio (2)	104%	118%

(1)
In connection with the acquisition of Alterra, we incurred transaction and other acquisition-related costs of $8.5 million and $70.3 million for the quarter and nine months ended September 30, 2013, respectively. For the nine months ended September 30, 2013, these costs include transaction costs totaling $16.0 million, which primarily consist of due diligence, legal and investment banking costs. The quarter and nine months ended September 30, 2013 also include severance costs of $3.5 million and $31.7 million, respectively, stay bonuses of $3.9 million and $10.0 million, respectively, and other compensation costs totaling $1.1 million and $12.6 million, respectively, related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition. The acceleration of compensation expense during the quarter and nine months ended September 30, 2013 was attributable to the acquisition; however, the incremental expense recognized during both periods of 2013 only represents a timing difference in the recognition of expense. Therefore, it was not excluded from the pro forma underwriting results.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

The combined ratio for the Alterra segment was 104% for the quarter ended September 30, 2013 and 118% for the period from May 1, 2013 to September 30, 2013. The combined ratio for the Alterra segment included transaction and other acquisition-related costs of $8.5 million for the quarter ended September 30, 2013, or three points on the combined ratio, and $70.3 million for the period from May 1, 2013 to September 30, 2013, or 13 points on the combined ratio. The combined ratio for the quarter ended September 30, 2013 and the period from May 1, 2013 to September 30, 2013 also included $7.0 million, or two points, and $32.4 million, or six points, of underwriting loss related to catastrophes that occurred during 2013. Favorable development on prior years' loss reserves was $48.1 million for both the quarter ended September 30, 2013 and the period from May 1, 2013 to September 30, 2013, most of which was offset by the impact of applying our more conservative loss reserving philosophy to Alterra's current year loss reserves. For financial reporting purposes, favorable development on pre-acquisition accident years' loss reserves is included in current year losses and loss adjustment expenses.

The following table presents the pro forma underwriting results for the Alterra segment for the quarter and nine months ended September 30, 2013 and 2012.

	Pro Forma		Pro Forma
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Earned premiums	$304,181	$331,997	$978,271	$1,019,629
Losses and loss adjustment expenses	(200,996)	(228,210)	(647,848)	(633,663)
Underwriting, acquisition and insurance expenses:
Transaction and other acquisition-related expenses (1)	(1,083)	—	(12,621)	—
All other expenses	(104,720)	(118,072)	(329,734)	(355,978)
Underwriting profit (loss)	$(2,618)	$(14,285)	$(11,932)	$29,988

U.S. GAAP combined ratio (2)	101%	104%	101%	97%

(1)
In connection with the acquisition of Alterra, we incurred compensation costs totaling $1.1 million and $12.6 million, respectively, related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition. The acceleration of compensation expense during the quarter and nine months ended September 30, 2013 was attributable to the acquisition; however, the incremental expense recognized during both periods of 2013 only represents a timing difference in the recognition of expense. Therefore, it was not excluded from the pro forma underwriting results.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

The decrease in the Alterra segment's pro forma combined ratio for the quarter ended September 30, 2013 was due to a lower loss ratio and lower expense ratio. For the nine months ended September 30, 2013, the increase in the pro forma combined ratio was driven by a higher loss ratio.

For the quarter ended September 30, 2013, the decrease in the pro forma loss ratio was due in part to more favorable development of prior years' loss reserves compared to 2012, partially offset by the impact of applying our more conservative loss reserving philosophy to Alterra's current year loss reserves in 2013. The quarter ended September 30, 2013 included $48.1 million, or 16 points, of favorable development on prior years' loss reserves compared to $22.7 million, or seven points, of favorable development for the same period of 2012. The redundancies on prior years' loss reserves in 2013 were primarily in the global insurance and reinsurance divisions. The redundancies on prior years' loss reserves in 2012 were primarily in the reinsurance division. The decrease in the pro forma loss ratio for the third quarter of 2013 was also the result of a higher loss ratio in 2012 driven by large losses in the agriculture book as a result of severe drought conditions experienced in certain parts of the United States and higher catastrophe losses in 2012 compared to 2013. The Alterra segment's pro forma loss ratio for the quarter ended September 30, 2013 included $7.0 million, or two points, of catastrophe losses compared to $15.0 million, or five points, of catastrophe losses for the same period of 2012.

For the nine months ended September 30, 2013, the increase in the Alterra segment's pro forma loss ratio was driven by higher catastrophe losses compared to 2012 and the impact of applying our more conservative loss reserving philosophy to Alterra's current year loss reserves beginning May 1, 2013, partially offset by lower attritional losses in the agriculture book. The pro forma loss ratio for the nine months ended September 30, 2013 included $32.4 million, or three points, of catastrophe losses compared to $15.0 million, or one point, for the same period of 2012. The Alterra segment's pro forma loss ratio for the nine months ended September 30, 2013 included $68.7 million, or seven points, of favorable development on prior years' loss reserves compared to $53.8 million, or five points, of favorable development for the same period of 2012. In both years, favorable development on prior years' loss reserves was primarily in the global insurance and reinsurance divisions.

The Alterra segment's pro forma expense ratio for both the quarter and nine months ended September 30, 2013 reflects lower compensation and executive costs compared to the same periods in 2012. For the nine months ended September 30, 2013, the impact of lower compensation and executive costs was offset by $12.6 million of compensation costs associated with the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $32.5 million and $31.4 million for the quarter and nine months ended September 30, 2013, respectively, compared to an underwriting loss of $26.7 million and $20.2 million for the same periods of 2012.

The underwriting loss for both the quarter and nine months ended September 30, 2013 included $28.4 million of loss reserve development on asbestos and environmental exposures, compared to $31.1 million for the quarter and nine months ended September 30, 2012. We complete an annual review of these exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. Over the past few years, the number of asbestos and environmental claims reported each year across the property and casualty industry has been on the decline. However, at the same time, the likelihood of making an indemnity payment has risen, thus increasing the average cost per reported claim. During our 2012 annual review, we reduced our estimate of the ultimate claims count, while increasing our estimate of the number of claims that would ultimately be closed with an indemnity payment. During our 2013 annual review, our expectation of the severity of the outcome of known claims increased. As a result, prior years' loss reserves for asbestos and environmental exposures were increased. Asbestos and environmental loss reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our asbestos and environmental reserves are not discounted to present value and are forecasted to pay out over the next 50 years. We seek to establish appropriate reserve levels for asbestos and environmental exposures; however, these reserves could be subject to increases in the future.

Adverse development of asbestos and environmental reserves for the quarter and nine months ended September 30, 2012 was partially offset by the other favorable movements in prior years' loss reserves and allowances for reinsurance bad debt related to discontinued lines of business originally written by Markel International.

The Other Insurance (Discontinued Lines) segment also included other revenues of $0.2 million and $0.5 million and other expenses of $8.8 million and $13.0 million for the quarter and nine months ended September 30, 2013, respectively, related to the life and annuity reinsurance business which was acquired through the acquisition of Alterra on May 1, 2013. This business is in run-off and we are not writing any new life and annuity reinsurance contracts; however, we will continue to recognize the existing life and annuity reinsurance obligations. The life and annuity benefit reserves are recorded on a discounted present value basis using assumptions that were determined at the Acquisition Date. The accretion of this discount and changes in reserves are recognized in the statement of income and comprehensive income as other expenses. Other revenues attributable to the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Excess and Surplus Lines	$273,757	$253,014	$792,877	$705,849
Specialty Admitted	230,450	167,747	687,669	496,019
London Insurance Market	199,575	190,071	725,153	704,511
Alterra	372,516	—	714,844	—
Other Insurance (Discontinued Lines)	—	1	35	(6)
Total	$1,076,298	$610,833	$2,920,578	$1,906,373

Gross premium volume for the quarter and nine months ended September 30, 2013 increased 76% and 53%, respectively, compared to the same periods of 2012. The increase in gross premium volume in both periods of 2013 was primarily attributable to the inclusion of premiums written by the Alterra segment from May 1, 2013, as well as higher gross premium volume in the Specialty Admitted and Excess and Surplus Lines segments. Gross premium volume in the Specialty Admitted segment increased 37% and 39% for the quarter and nine months ended September 30, 2013, respectively. The Specialty Admitted segment included $58.1 million and $152.5 million of gross written premiums from Hagerty for the quarter and nine months ended September 30, 2013, respectively, which we began writing in the first quarter of 2013. Gross premium volume in the Specialty Admitted segment for the quarter and nine months ended September 30, 2013 also included $34.6 million and $104.5 million, respectively, of gross premium volume attributable to Thomco, compared to $17.1 million and $43.4 million for the same periods of 2012. Gross premium volume for the quarter and nine months ended September 30, 2013 in our Excess and Surplus Lines segment increased 8% and 12%, respectively, due in part to the impact of more favorable rates and improving economic conditions. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the quarter and nine months ended September 30, 2013.

During 2012, we saw mid-single digit favorable rate changes across our portfolio as market conditions improved and revenues, gross receipts and payrolls of our insureds were favorably impacted by improved economic conditions. We have continued to see modest price increases across many of our product lines during 2013 and will continue to pursue price increases when possible; however, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

On a pro forma basis, gross premiums written for the Alterra segment were $372.5 million and $1.6 billion for the quarter and nine months ended September 30, 2013, respectively, compared to $385.5 million and $1.6 billion, respectively, for the same periods of 2012.

Net Written Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Excess and Surplus Lines	$232,396	$211,538	$673,741	$597,742
Specialty Admitted	219,955	157,894	655,350	467,722
London Insurance Market	174,203	170,193	634,180	621,947
Alterra	216,378	—	469,894	—
Other Insurance (Discontinued Lines)	(1)	(1)	35	(7)
Total	$842,931	$539,624	$2,433,200	$1,687,404

We purchase reinsurance in order to reduce our retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. Net retention of gross premium volume for the quarter and nine months ended September 30, 2013 was 78% and 83%, respectively, compared to 88% and 89%, respectively, for the same periods of 2012. The decrease in net retention for the quarter and nine months ended September 30, 2013 was due to the inclusion of premiums written by Alterra beginning May 1, 2013, as Alterra uses higher levels of reinsurance than we have used historically. Net retention of gross premium volume in the Alterra segment was 58% for the quarter ended September 30, 2013 and 66% for the period from May 1, 2013 to September 30, 2013. Excluding premiums written by Alterra for the quarter and nine months ended September 30, 2013, our consolidated net retention of gross premium volume in 2013 would have been 89% for both the quarter and nine months ended September 30, 2013, which is consistent with 2012.

On a pro forma basis, net retention of gross premium volume in the Alterra segment for the quarter and nine months ended September 30, 2013 would have been 58% and 67%, respectively, compared to 68% and 67% for the same periods of 2012. The decrease in the Alterra segment's pro forma net retention for the quarter ended September 30, 2013 was driven by higher ceded premium on the aviation book within the global insurance division and Alterra at Lloyd's compared to 2012.

Earned Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Excess and Surplus Lines	$218,538	$195,478	$629,288	$584,524
Specialty Admitted	197,372	153,009	533,037	431,179
London Insurance Market	199,633	182,052	577,101	557,493
Alterra	304,181	—	529,668	—
Other Insurance (Discontinued Lines)	(1)	(2)	35	(7)
Total	$919,723	$530,537	$2,269,129	$1,573,189

Earned premiums for the quarter and nine months ended September 30, 2013 increased 73% and 44%, respectively, compared to the same periods of 2012. The increase in earned premiums in both periods of 2013 was primarily attributable to the inclusion of premiums earned by the Alterra segment. The increase in earned premiums in 2013 was also attributable to higher earned premiums in the Specialty Admitted and Excess and Surplus Lines segments. For the quarter and nine months ended September 30, 2013, the Specialty Admitted segment included $28.8 million and $74.5 million, respectively, of earned premiums from Thomco, compared to $8.3 million and $15.1 million for the same periods of 2012. The Specialty Admitted segment also included $32.3 million and $53.2 million of earned premiums from Hagerty for the quarter and nine months ended September 30, 2013. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the quarter and nine months ended September 30, 2013.

On a pro forma basis, earned premiums for the Alterra segment for the quarter and nine months ended September 30, 2013 were $304.2 million and $978.3 million, respectively, compared to $332.0 million and $1,019.6 million, respectively, for the same periods of 2012. In both periods, the decrease in earned premiums was driven by a decrease in reinsurance premiums assumed.

Investing Results

Net investment income for the third quarter of 2013 was $86.2 million compared to $64.4 million for the third quarter of 2012. Net investment income was $228.8 million for the nine months ended September 30, 2013 and $207.8 million for the nine months ended September 30, 2012. The quarter and nine months ended September 30, 2013 included $26.8 million and $44.1 million, respectively, of net investment income attributable to Alterra, which was net of $22.6 million and $39.2 million of amortization expense as a result of establishing a new amortized cost for Alterra's fixed maturity securities as of the Acquisition Date. For the nine months ended September 30, 2013, net investment income also included a favorable change in the fair value of our credit default swap of $8.9 million compared to $13.7 million for the same period of 2012. The fair value of our credit default swap is driven by observable and unobservable inputs as discussed in note 10 of our consolidated financial statements. During 2012, financial markets improved and credit spreads narrowed, which favorably impacted the fair value of the credit default swap. Changes in the fair value of this derivative instrument could be significant prior to its scheduled termination date of December 2014. Excluding net investment income attributable to the credit default swap and invested assets and net investment income attributable to Alterra, net investment income for the quarter and nine months ended September 30, 2013 decreased compared to the same periods of 2012 due in part to a decrease in our holdings of fixed maturities and increase in holdings of cash and cash equivalents. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net realized investment gains for the third quarter of 2013 were $11.2 million compared to $5.2 million for the third quarter of 2012. For the nine months ended September 30, 2013, net realized investment gains were $40.7 million compared to $25.4 million for the same period of 2012. Net realized investment gains for the nine months ended September 30, 2013 included $4.6 million of write downs for other-than-temporary declines in the estimated fair value of investments. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended September 30, 2013. Net realized investment gains for the quarter and nine months ended September 30, 2012 included $3.2 million and $4.2 million, respectively, of write downs for other-than-temporary declines in the estimated fair value of investments. Also included in net realized investment gains for the quarter and nine months ended September 30, 2012 was a $4.1 million loss resulting from our redemption of the unsecured senior debentures due August 22, 2046.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At September 30, 2013, we held securities with gross unrealized losses of $193.2 million, or approximately 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no securities with indications of declines in estimated fair value that were other-than-temporary at September 30, 2013. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Non-Insurance Operations (Markel Ventures)

We consolidate our non-insurance operations on a one-month lag. Operating revenues and expenses associated with our non-insurance operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. Revenues for our non-insurance operations were $172.6 million and $486.2 million for the quarter and nine months ended September 30, 2013 compared to $153.8 million and $345.0 million for the same periods of 2012. Net income to shareholders from our non-insurance operations was $7.7 million and $18.2 million for the quarter and nine months ended September 30, 2013 compared to $8.2 million and $8.6 million for the same periods of 2012. Earnings before interest, income taxes, depreciation and amortization (EBITDA) from our non-insurance operations was $23.9 million and $64.2 million for the quarter and nine months ended September 30, 2013 compared to $22.2 million and $41.4 million for the same periods of 2012. Revenues from our non-insurance operations increased for the quarter and nine months ended September 30, 2013 compared to the same periods of 2012 primarily due to our acquisition of Reading Bakery Systems in September 2012. For the nine months ended September 30, 2013, revenues also increased due to our acquisition of Havco WP LLC in April 2012. Net income to shareholders and EBITDA from our non-insurance operations increased for the nine months ended September 30, 2013 compared to the same period of 2012 primarily due to more favorable results at AMF Bakery Systems and our acquisitions of Havco WP LLC and Reading Bakery Systems.

Markel Ventures EBITDA is a non-U.S. GAAP financial measure and reflects income attributable to our ownership interest in Markel Ventures before interest, income taxes, depreciation and amortization. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including revenues and net income, to monitor and evaluate the performance of our non-insurance operations. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our non-insurance businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. The following table reconciles EBITDA of Markel Ventures to consolidated net income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Markel Ventures EBITDA	$23,906	$22,211	$64,241	$41,381
Interest expense	(2,456)	(2,492)	(7,009)	(7,548)
Income tax expense	(4,638)	(4,247)	(12,031)	(4,833)
Depreciation expense	(4,740)	(3,812)	(14,128)	(9,466)
Amortization of intangible assets	(4,388)	(3,447)	(12,902)	(10,956)
Markel Ventures net income	7,684	8,213	18,171	8,578
Net income from other Markel operations	57,915	41,440	164,086	188,015
Net Income to Shareholders	$65,599	$49,653	$182,257	$196,593

Interest expense for both the quarters and nine months ended September 30, 2013 and 2012 includes intercompany interest expense of $1.6 million and $4.8 million, respectively.

Interest Expense and Income Taxes

Interest expense for the third quarter of 2013 increased to $30.6 million from $24.7 million in the same period of 2012. Interest expense for the nine months ended September 30, 2013 increased to $82.8 million from $69.1 million in the same period of 2012. The increase in interest expense for both the quarter and nine months ended September 30, 2013 is due in part to $5.3 million and $8.7 million, respectively, of interest expense associated with our 6.25% unsecured senior notes and 7.20% unsecured senior notes which were assumed in connection with the acquisition of Alterra. Interest expense for the quarter and nine months ended September 30, 2013 also increased due to the March 2013 issuance of our 3.625% unsecured senior notes and 5.0% unsecured senior notes, partially offset by the repayment of our 6.80% unsecured notes in February 2013. For the nine months ended September 30, 2013, interest expense associated with the July 2012 issuance of our 4.90% unsecured senior notes was offset by the redemption of our 7.50% unsecured senior debentures in August 2012.

The effective tax rate was 28% and 19% as of September 30, 2013 and 2012, respectively. For both periods, the effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the effective tax rate in 2013 was driven by higher estimated earnings taxed at a 35% tax rate and anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2013 compared to 2012.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $144.4 million for the third quarter of 2013 compared to $147.5 million for the same period of 2012. Comprehensive income to shareholders for the third quarter of 2013 included an increase in net unrealized gains on investments, net of taxes, of $76.7 million and net income to shareholders of $65.6 million. Comprehensive income to shareholders for the third quarter of 2012 included an increase in net unrealized gains on investments, net of taxes, of $94.0 million and net income to shareholders of $49.7 million.

For the nine months ended September 30, 2013, comprehensive income to shareholders was $253.0 million compared to $426.8 million for the same period of 2012. Comprehensive income to shareholders for the nine months ended September 30, 2013 included net income to shareholders of $182.3 million and an increase in net unrealized gains on investments, net of taxes, of $79.6 million. Comprehensive income to shareholders for the nine months ended September 30, 2012 included an increase in net unrealized gains on investments, net of taxes, of $225.8 million and net income to shareholders of $196.6 million.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $17.2 billion at September 30, 2013 compared to $9.3 billion at December 31, 2012. Net unrealized gains on investments, net of taxes, were $1.0 billion at September 30, 2013 compared to $946.9 million at December 31, 2012. Equity securities were $3.0 billion, or 17% of invested assets, at September 30, 2013 compared to $2.4 billion, or 26% of invested assets, at December 31, 2012.

Net cash provided by operating activities was $542.5 million for the nine months ended September 30, 2013 compared to $239.5 million for the same period of 2012. The increase in net cash provided by operating activities was due to higher cash flows from underwriting and investing activities. The increase in cash flows from underwriting and investing activities is primarily a result of the acquisition of Alterra. The increase in cash flows from underwriting activities was also driven by higher premium volume, primarily in our Specialty Admitted and Excess and Surplus Lines segments.

Net cash provided by investing activities was $513.5 million for the nine months ended September 30, 2013 compared to net cash used by investing activities of $377.3 million for the same period of 2012. During the first nine months of 2013, we used net cash of $13.4 million for acquisitions. The acquisition of Alterra resulted in net cash received as a result of Alterra's cash balance exceeding cash paid for the acquisition by $49.5 million. See note 3 of the notes to consolidated financial statements for a discussion of acquisitions. We received cash of $184.7 million during 2013 for redemptions from our hedge fund portfolio acquired with Alterra, which is included in other assets on the consolidated balance sheet. We have initiated additional redemptions totaling $56.2 million as of September 30, 2013 and expect to receive the related cash during the fourth quarter of 2013. During 2013, we reduced our holdings of fixed maturities, earning lower investment yields. Due to the current low interest rate environment, we have chosen to take a more defensive posture in order to maintain a high level of liquidity and have flexibility in how we allocate capital. We have also decreased our holdings of fixed maturities and increased our holdings of equity securities to begin repositioning Alterra's investment portfolio to be more consistent with our historical investment portfolio allocation. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $189.5 million for the nine months ended September 30, 2013 compared to $170.6 million for the same period of 2012. On March 8, 2013, the Company issued $250 million of 3.625% unsecured senior notes due March 30, 2023 and $250 million of 5.0% unsecured senior notes due March 30, 2043. Net proceeds were approximately $491.2 million. On February 15, 2013, we repaid our 6.80% unsecured senior notes, which had an outstanding principal balance of $246.7 million. On July 2, 2012, we issued $350 million of 4.90% unsecured senior notes due July 1, 2022. Net proceeds were $347.2 million. On August 1, 2012, we used a portion of these proceeds to redeem our 7.50% unsecured senior debentures due August 22, 2046 at a redemption price equal to 100% of their principal amount, or $150 million. Cash of $56.9 million and $16.1 million was used to repurchase shares of our common stock during the first nine months of 2013 and 2012, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 26% at September 30, 2013 and 28% at December 31, 2012. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

Our holding company had $1.1 billion and $1.4 billion of invested assets at September 30, 2013 and December 31, 2012, respectively. The decrease in invested assets is primarily the result of cash paid for the Alterra acquisition of approximately $1.0 billion and the repayment of our 6.80% unsecured senior notes in February 2013 partially offset by dividends received from our subsidiaries of $524.0 million and our March 2013 issuance of 3.625% and 5.0% unsecured senior notes.

Shareholders' equity was $6.5 billion at September 30, 2013 and $3.9 billion at December 31, 2012. Book value per share increased to $462.33 at September 30, 2013 from $403.85 at December 31, 2012 primarily due to equity issued in connection with the acquisition of Alterra and $253.0 million of comprehensive income to shareholders for the nine months ended September 30, 2013.

The holding company has historically relied upon dividends from its domestic subsidiaries to meet debt service obligations. Under the insurance laws of the various jurisdictions in which our domestic insurance subsidiaries and Markel Bermuda, which we have elected to treat as a U.S. company for U.S. income tax purposes, are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Based on statutory surplus and net income as of and for the year ended December 31, 2012, and after considering dividends paid through September 30, 2013, at September 30, 2013, our domestic insurance subsidiaries and Markel Bermuda could pay ordinary dividends of $305.0 million during the remainder of 2013 under these laws.

There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay based on applicable laws in Ireland and the United Kingdom. At September 30, 2013, earnings of our foreign subsidiaries are considered reinvested indefinitely for U.S. income tax purposes. At September 30, 2013, cash and cash equivalents, restricted cash and cash equivalents and short-term investments of $1.1 billion were held by our foreign subsidiaries. We do not expect the amount of cash and cash equivalents, restricted cash and cash equivalents and short-term investments that are considered reinvested indefinitely, and not available for distributions to the holding company, to have a material effect on our liquidity or capital resources.

The following table summarizes our contractual cash payment obligations at September 30, 2013.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt and other debt (1)	$3,571,928	$139,740	$272,607	$348,723	$2,810,858
Operating leases	233,056	29,571	46,797	37,250	119,438
Unpaid losses and loss adjustment expenses (estimated)	10,032,178	2,018,362	3,118,458	1,753,215	3,142,143
Life and annuity benefits (estimated)	2,024,986	100,664	192,074	178,697	1,553,551
Total	$15,862,148	$2,288,337	$3,629,936	$2,317,885	$7,625,990

(1)	Amounts include interest.

Senior long-term debt and other debt, excluding unamortized premium or discount, was $2.2 billion and $1.5 billion at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, there were no borrowings outstanding under our revolving credit facility. As of September 30, 2013, there were no borrowings outstanding under our $900 million senior credit facility and there were $439.6 million of letters of credit that were issued and outstanding. Effective July 12, 2013, the capacity of our revolving credit facility was increased from $150 million to $300 million.

We were in compliance with all covenants contained in our revolving and senior credit facilities at September 30, 2013. To the extent that we are not in compliance with our covenants, our access to the credit facilities could be restricted. While we believe this to be unlikely, the inability to access the credit facilities could adversely affect our liquidity. See note 9 of the notes to consolidated financial statements for further discussion of our revolving and senior credit facilities.

Reserves for unpaid losses and loss adjustment expenses and life and annuity benefits represent future contractual obligations associated with insurance and reinsurance contracts issued to our policyholders or other insurance companies. Information presented in the table of contractual cash payment obligations is an estimate of the ultimate cost to settle losses and benefits as of September 30, 2013. The estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our gross estimates of known liabilities as of September 30, 2013 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table. Life and annuity benefits are computed on a net present value basis in the consolidated balance sheet as of September 30, 2013, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable. As described in note 3 to the consolidated financial statements, unpaid losses and loss adjustment expenses attributable to Alterra were recorded at fair value as of the Acquisition Date, which consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. The expected payments by period in the table above are the estimated payments at a future time, whereas the reserves for unpaid losses and loss adjustment expenses included in the consolidated balance sheet include the unamortized portion of the fair value adjustment recorded at the Acquisition Date.

At September 30, 2013, we had $5.8 billion of invested assets and other assets held in trust or on deposit for the benefit of policyholders, ceding companies or banks in the event of a default on our obligations. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 4(h) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

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

We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 96% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2013, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

	September 30, 2013
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$42,711	$3,149	$45,860
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	883,600	319,679	193,868	1,397,147
Supranationals	—	201,424	—	201,424
Other European exposures (excluding Eurozone)	75,830	229,806	190,016	495,652
Total European exposures	959,430	793,620	387,033	2,140,083
All other foreign (non-European) exposures	464,254	147,916	110,530	722,700
Total foreign exposures	$1,423,684	$941,536	$497,563	$2,862,783

	December 31, 2012
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$36,233	$2,641	$38,874
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	146,173	170,758	102,952	419,883
Supranationals	—	113,025	—	113,025
Other European exposures (excluding Eurozone)	6,442	19,803	71,132	97,377
Total European exposures	152,615	339,819	176,725	669,159
All other foreign (non-European) exposures	403,993	73,019	54,420	531,432
Total foreign exposures	$556,608	$412,838	$231,145	$1,200,591

The estimated fair value of our investment portfolio at September 30, 2013 was $17.2 billion, 83% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 17% of which was invested in equity securities. At December 31, 2012, the estimated fair value of our investment portfolio was $9.3 billion, 74% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 26% of which was invested in equity securities.

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

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments, cash and cash equivalents and restricted cash and cash equivalents, has an average duration of 3.3 years and an average rating of "AA." See note 4(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of September 30, 2013 and December 31, 2012. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders' Equity
Fixed Maturity Investments
As of September 30, 2013
Total fixed maturity investments (1)	$14,188	200 bp decrease	$15,204	7.2%	10.4%
		100 bp decrease	14,687	3.5	5.1
		100 bp increase	13,696	(3.5)	(5.0)
		200 bp increase	13,230	(6.8)	(9.8)
As of December 31, 2012
Total fixed maturity investments (1)	$6,926	200 bp decrease	$7,326	5.8%	7.2%
		100 bp decrease	7,123	2.8	3.5
		100 bp increase	6,721	(3.0)	(3.6)
		200 bp increase	6,504	(6.1)	(7.5)
Liabilities (2)
As of September 30, 2013
Borrowings	$2,361	200 bp decrease	$2,749
		100 bp decrease	2,543
		100 bp increase	2,200
		200 bp increase	2,056
As of December 31, 2012
Borrowings	$1,688	200 bp decrease	$1,916
		100 bp decrease	1,796
		100 bp increase	1,591
		200 bp increase	1,503

(1)	Includes short-term investments, cash and cash equivalents and restricted cash and cash equivalents.

(2)	Changes in estimated fair value have no impact on shareholders' equity.

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

There were no changes in our internal control over financial reporting during the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Risk Factors" and "Safe Harbor and Cautionary Statement" in our 2012 Annual Report on Form 10-K or are included in the items listed below:

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

•
reinsurance reserves are subject to greater uncertainty than insurance reserves primarily because of reliance upon the original underwriting decisions made by ceding companies and the longer lapse of time from the occurrence of loss events to their reporting to the reinsurer for ultimate resolution;

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

•
we have substantial investments in municipal bonds (approximately $2.9 billion at September 30, 2013) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

•
we cannot predict the extent and duration of the current period of slow economic growth; the effects of government actions to address the U.S. federal deficit and debt ceiling issues; the continuing effects of government intervention into the markets to address the financial crisis of 2008 and 2009 (including, among other things, the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder); the outcome of economic and currency concerns in the Eurozone; the effects of the U.S. government shutdown and upcoming negotiations to avoid a default on federal debt; and their combined impact on our industry, business and investment portfolio;

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

•
any determination requiring the write-off of a significant portion of the goodwill and intangible assets ($337.0 million and $187.5 million, respectively) recorded in connection with the acquisition of Alterra;

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended September 30, 2013.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2013 through July 31, 2013	—	—	—	$114,322
August 1, 2013 through August 31, 2013	30,000	$524.54	30,000	$98,586
September 1, 2013 through September 30, 2013	—	—	—	$98,586
Total	30,000	$524.54	30,000	$98,586

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of November 2013.

Markel Corporation

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

4.5
Credit Agreement, dated as of December 16, 2011, among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent (4.5)h

4.6
Amendment No. 1 dated as of February 7, 2013, to the Credit Agreement among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent (4.6)h

4.7	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)i

4.8
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)j

4.9
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)k

4.10
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)l

4.11
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)m

4.12
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)n

4.13
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.3)n

4.14	Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (4.14)h

4.15
Form of First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (4.15)h

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant's subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2013 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

99.1	Alterra Capital Holdings Limited - Consolidated Financial Statements (99.2)o

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 6, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on December 19, 2012.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 13, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on November 18, 2011.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2011.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2012.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2013.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on July 15, 2013.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2013.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 5, 2001.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on August 11, 2004.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on September 21, 2009.

l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 31, 2011.

m.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

n.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

o.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 1, 2013.

*	Filed with this report.