Form 10-Q
period 2014-03-31
MARKEL CORP
filed 2014-05-07
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 30, 2014: 13,969,287

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $10,074,531 in 2014 and $10,129,141 in 2013)	$10,236,737	$10,142,536
Equity securities (cost of $1,647,953 in 2014 and $1,566,553 in 2013)	3,399,651	3,251,798
Short-term investments (estimated fair value approximates cost)	1,348,231	1,452,288
Total Investments	14,984,619	14,846,622
Cash and cash equivalents	2,151,420	1,978,526
Restricted cash and cash equivalents	634,029	786,926
Receivables	1,403,644	1,141,773
Reinsurance recoverable on unpaid losses	1,869,403	1,854,414
Reinsurance recoverable on paid losses	78,741	102,002
Deferred policy acquisition costs	334,593	260,967
Prepaid reinsurance premiums	379,621	383,559
Goodwill	1,019,770	967,717
Intangible assets	687,982	565,083
Other assets	909,170	1,067,922
Total Assets	$24,452,992	$23,955,511
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,369,020	$10,262,056
Life and annuity benefits	1,483,606	1,486,574
Unearned premiums	2,364,784	2,127,115
Payables to insurance and reinsurance companies	355,032	295,496
Senior long-term debt and other debt (estimated fair value of $2,428,000 in 2014 and $2,372,000 in 2013)	2,255,824	2,256,227
Other liabilities	663,625	777,850
Total Liabilities	17,491,891	17,205,318
Redeemable noncontrolling interests	52,915	72,183
Commitments and contingencies
Shareholders' equity:
Common stock	3,302,301	3,288,863
Retained earnings	2,365,469	2,294,909
Accumulated other comprehensive income	1,232,362	1,089,805
Total Shareholders' Equity	6,900,132	6,673,577
Noncontrolling interests	8,054	4,433
Total Equity	6,908,186	6,678,010
Total Liabilities and Equity	$24,452,992	$23,955,511
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$949,375	$564,587
Net investment income	86,715	64,617
Net realized investment gains	17,394	17,917
Other revenues	186,171	172,743
Total Operating Revenues	1,239,655	819,864
OPERATING EXPENSES
Losses and loss adjustment expenses	542,303	287,896
Underwriting, acquisition and insurance expenses	355,505	228,673
Amortization of intangible assets	13,999	9,615
Other expenses	182,168	152,317
Total Operating Expenses	1,093,975	678,501
Operating Income	145,680	141,363
Interest expense	29,699	23,574
Income Before Income Taxes	115,981	117,789
Income tax expense	28,480	28,526
Net Income	87,501	89,263
Net income (loss) attributable to noncontrolling interests	(215)	361
Net Income to Shareholders	$87,716	$88,902

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$147,296	$181,599
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(20)	249
Reclassification adjustments for net gains included in net income	(5,944)	(12,255)
Change in net unrealized gains on investments, net of taxes	141,332	169,593
Change in foreign currency translation adjustments, net of taxes	913	(1,181)
Change in net actuarial pension loss, net of taxes	319	370
Total Other Comprehensive Income	142,564	168,782
Comprehensive Income	230,065	258,045
Comprehensive income (loss) attributable to noncontrolling interests	(208)	361
Comprehensive Income to Shareholders	$230,273	$257,684

NET INCOME PER SHARE
Basic	$6.28	$9.53
Diluted	$6.25	$9.50

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2012	$908,980	$2,068,340	$911,337	$3,888,657	$360	$3,889,017	$86,225
Net income (loss)		88,902	—	88,902	(448)	88,454	809
Other comprehensive income		—	168,782	168,782	—	168,782	—
Comprehensive Income (Loss)				257,684	(448)	257,236	809
Issuance of common stock	19	—	—	19	—	19	—
Restricted stock units expensed	2,583	—	—	2,583	—	2,583	—
Adjustment of redeemable noncontrolling interests	—	2,886	—	2,886	—	2,886	(2,886)
Purchase of noncontrolling interest	(283)	—	—	(283)	—	(283)	(8,157)
Other	31	(68)	—	(37)	5,000	4,963	(1,490)
March 31, 2013	$911,330	$2,160,060	$1,080,119	$4,151,509	$4,912	$4,156,421	$74,501

December 31, 2013	$3,288,863	$2,294,909	$1,089,805	$6,673,577	$4,433	$6,678,010	$72,183
Net income (loss)		87,716	—	87,716	(324)	87,392	109
Other comprehensive income		—	142,557	142,557	—	142,557	7
Comprehensive Income (Loss)				230,273	(324)	229,949	116
Issuance of common stock	4,363	—	—	4,363	—	4,363	—
Repurchase of common stock	—	(17,282)	—	(17,282)	—	(17,282)	—
Restricted stock units expensed	8,421	—	—	8,421	—	8,421	—
Adjustment of redeemable noncontrolling interests	—	117	—	117	—	117	(117)
Purchase of noncontrolling interest	647	—	—	647	—	647	(18,405)
Other	7	9	—	16	3,945	3,961	(862)
March 31, 2014	$3,302,301	$2,365,469	$1,232,362	$6,900,132	$8,054	$6,908,186	$52,915

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$87,501	$89,263
Adjustments to reconcile net income to net cash provided by operating activities	(65,084)	(33,709)
Net Cash Provided By Operating Activities	22,417	55,554
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	660,447	52,834
Proceeds from maturities, calls and prepayments of fixed maturities	440,891	120,711
Cost of fixed maturities and equity securities purchased	(1,114,736)	(62,775)
Net change in short-term investments	130,557	(410,662)
Proceeds from sales of equity method investments	82,518	—
Cost of equity method investments	(8,050)	—
Change in restricted cash and cash equivalents	152,897	12,317
Additions to property and equipment	(10,725)	(14,442)
Acquisitions, net of cash acquired	(153,735)	(36,531)
Other	384	(2,438)
Net Cash Provided (Used) By Investing Activities	180,448	(340,986)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	10,120	507,969
Repayment and retirement of senior long-term debt and other debt	(8,608)	(268,522)
Repurchases of common stock	(17,282)	(169)
Issuance of common stock	4,363	19
Purchase of redeemable noncontrolling interests	(17,758)	(8,440)
Distributions to noncontrolling interests	(1,168)	(2,032)
Other	(609)	2,364
Net Cash Provided (Used) By Financing Activities	(30,942)	231,189
Effect of foreign currency rate changes on cash and cash equivalents	971	(7,546)
Increase (decrease) in cash and cash equivalents	172,894	(61,789)
Cash and cash equivalents at beginning of period	1,978,526	863,766
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,151,420	$801,977

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

On May 1, 2013 (the Acquisition Date), Markel Corporation completed the acquisition of 100% of the issued and outstanding common stock of Alterra Capital Holdings Limited (Alterra) pursuant to an agreement dated December 18, 2012 (the Merger Agreement) which provided for the merger of Alterra with one of Markel Corporation's subsidiaries. Total purchase consideration was $3.3 billion. Alterra was a Bermuda-headquartered global enterprise providing diversified specialty insurance and reinsurance products to corporations, public entities and other property and casualty insurers.

The consolidated balance sheet as of March 31, 2014 and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2013 was derived from Markel Corporation's audited annual consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of operations and cash flows of Alterra from the Acquisition Date. The Company consolidates the results of its Markel Ventures subsidiaries on a one-month lag. Certain prior year amounts have been reclassified to conform to the current presentation.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. Readers are urged to review the Company's 2013 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies.

2. Recent Accounting Pronouncements

Effective January 1, 2014, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance did not have an impact on the Company's financial position, results of operations or cash flows.

3. Acquisitions

Acquisition of Alterra

a)Overview. On May 1, 2013, the Company completed the acquisition of 100% of the issued and outstanding common stock of Alterra. Results attributable to Alterra's property and casualty insurance and reinsurance business are included in each of the Company's underwriting segments, which were redefined during the first quarter of 2014. See note 6. Previously, Alterra also offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of Alterra's life and annuity reinsurance business are included in the Company's Other Insurance (Discontinued Lines) segment. See note 6 for further discussion of the Company's reportable segments.

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

b)Fair Value of Net Assets Acquired and Liabilities Assumed. The purchase price was allocated to the acquired assets and liabilities of Alterra based on estimated fair values at the Acquisition Date. The Company recognized goodwill of $295.7 million, of which $107.8 million is included in the U.S. Insurance segment, $89.8 million is included in the International Insurance segment and $98.1 million is included in the Reinsurance segment. None of the goodwill that was recorded is deductible for income tax purposes. The Company also recognized indefinite lived intangible assets of $37.5 million and other intangible assets of $170.0 million, which are being amortized over a weighted average period of 17 years.

As part of the purchase price allocation, the Company adjusted the historical carrying value of the acquired assets and liabilities based on estimated fair values at the Acquisition Date. An explanation of the significant adjustments for fair value that are being amortized to net income is as follows:

•
Investments - Fixed maturity investments acquired include a net increase of $223.1 million to adjust the historical carrying amount of Alterra's investments to their estimated fair value as of the Acquisition Date. The difference in the historical amortized cost of the fixed maturity investments acquired and their estimated fair value as of the Acquisition Date, $495.5 million, represents incremental premium that is being amortized to net investment income over the term of the underlying securities.  The amount of the unamortized incremental premium as of March 31, 2014 was $299.9 million. The decrease in the unamortized incremental premium since the Acquisition Date is due to amortization expense of $76.7 million, including $18.4 million recorded during the first quarter of 2014, and sales of securities.

•
Unpaid losses and loss adjustment expenses - Unpaid losses and loss adjustment expenses acquired include an increase of $120.8 million to adjust the carrying value of Alterra's historical unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, to fair value as of the Acquisition Date. The estimated fair value consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. This adjustment, plus the $26.5 million unamortized fair value adjustment included in Alterra's historical unpaid losses and loss adjustment expenses, is being amortized to losses and loss adjustment expenses over a weighted average period of approximately five years, based on the estimated payout pattern of net reserves as of the Acquisition Date. As of March 31, 2014, the unamortized fair value adjustment included in unpaid losses and loss adjustment expenses was $131.0 million.

•
Senior long-term debt - Senior long-term debt acquired includes an increase of $71.9 million to adjust the carrying value of Alterra's senior long-term debt to its estimated fair value based on prevailing interest rates and other factors as of the Acquisition Date. This adjustment is being amortized to interest expense over the term of the notes. As of March 31, 2014, the unamortized premium on the acquired senior long-term debt was $63.9 million.

Acquisition of Abbey Protection

On January 17, 2014, the Company completed its acquisition of 100% of the share capital of Abbey Protection plc (Abbey), an integrated specialty insurance and consultancy group headquartered in London. Abbey's business is focused on the underwriting and sale of insurance products to small and medium-sized enterprises and affinity groups in the United Kingdom providing protection against legal expenses and professional fees incurred as a result of legal actions or investigations by tax authorities, as well as providing a range of complementary legal and professional consulting services. Premiums associated with Abbey's insurance operations for 2013 were in excess of $60 million. Results attributable to Abbey's insurance operations are included in the International Insurance segment. Results attributable to Abbey's consultancy operations are reported with the Company's non-insurance operations, which are not included in a reportable segment.

Total consideration for this acquisition was $190.7 million, all of which was cash consideration. The purchase price was allocated to the acquired assets and liabilities based on estimated fair values on January 17, 2014. The Company recognized goodwill of $52.8 million, of which $37.5 million was allocated to the International Insurance segment and $15.3 million was allocated to the Company's non-insurance operations. None of the goodwill recognized is expected to be deductible for income tax purposes. The goodwill is primarily attributable to Abbey's assembled workforce and synergies that are expected to result upon integration of Abbey into the Company's insurance operations. The Company also recognized other intangible assets of $130.6 million, including $119.9 million of customer relationships and $10.7 million of trade names. These intangible assets are expected to be amortized over 20 years and 14 years, respectively.

4. Investments

a)The following tables summarize the Company's available-for-sale investments.

	March 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$780,801	$8,446	$(15,434)	$—	$773,813
Obligations of states, municipalities and political subdivisions	3,509,045	154,545	(14,683)	—	3,648,907
Foreign governments	1,548,401	40,642	(19,458)	—	1,569,585
Commercial mortgage-backed securities	354,194	1,010	(4,143)	—	351,061
Residential mortgage-backed securities	963,494	13,272	(15,181)	(2,258)	959,327
Asset-backed securities	184,342	385	(1,383)	—	183,344
Corporate bonds	2,734,254	50,409	(31,903)	(2,060)	2,750,700
Total fixed maturities	10,074,531	268,709	(102,185)	(4,318)	10,236,737
Equity securities:
Insurance, banks and other financial institutions	443,079	621,467	(17)	—	1,064,529
Industrial, consumer and all other	1,204,874	1,131,301	(1,053)	—	2,335,122
Total equity securities	1,647,953	1,752,768	(1,070)	—	3,399,651
Short-term investments	1,348,212	19	—	—	1,348,231
Investments, available-for-sale	$13,070,696	$2,021,496	$(103,255)	$(4,318)	$14,984,619

	December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,215,522	$9,051	$(30,342)	$—	$1,194,231
Obligations of states, municipalities and political subdivisions	2,986,758	116,341	(27,384)	—	3,075,715
Foreign governments	1,484,818	30,647	(54,411)	—	1,461,054
Commercial mortgage-backed securities	379,555	62	(11,796)	—	367,821
Residential mortgage-backed securities	875,902	13,046	(16,442)	(2,258)	870,248
Asset-backed securities	189,646	257	(1,614)	—	188,289
Corporate bonds	2,996,940	54,777	(61,650)	(4,889)	2,985,178
Total fixed maturities	10,129,141	224,181	(203,639)	(7,147)	10,142,536
Equity securities:
Insurance, banks and other financial institutions	422,975	592,112	(4)	—	1,015,083
Industrial, consumer and all other	1,143,578	1,094,251	(1,114)	—	2,236,715
Total equity securities	1,566,553	1,686,363	(1,118)	—	3,251,798
Short-term investments	1,452,270	18	—	—	1,452,288
Investments, available-for-sale	$13,147,964	$1,910,562	$(204,757)	$(7,147)	$14,846,622

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2014
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$342,593	$(15,422)	$4,337	$(12)	$346,930	$(15,434)
Obligations of states, municipalities and political subdivisions	439,805	(14,526)	4,582	(157)	444,387	(14,683)
Foreign governments	734,180	(19,458)	—	—	734,180	(19,458)
Commercial mortgage-backed securities	206,242	(4,143)	—	—	206,242	(4,143)
Residential mortgage-backed securities	508,762	(17,439)	—	—	508,762	(17,439)
Asset-backed securities	85,100	(1,383)	—	—	85,100	(1,383)
Corporate bonds	1,234,155	(33,963)	—	—	1,234,155	(33,963)
Total fixed maturities	3,550,837	(106,334)	8,919	(169)	3,559,756	(106,503)
Equity securities:
Insurance, banks and other financial institutions	781	(17)	—	—	781	(17)
Industrial, consumer and all other	32,639	(1,053)	—	—	32,639	(1,053)
Total equity securities	33,420	(1,070)	—	—	33,420	(1,070)
Total	$3,584,257	$(107,404)	$8,919	$(169)	$3,593,176	$(107,573)

At March 31, 2014, the Company held 1,058 securities with a total estimated fair value of $3.6 billion and gross unrealized losses of $107.6 million. Of these 1,058 securities, 11 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $8.9 million and gross unrealized losses of $0.2 million. All 11 securities were fixed maturities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

c)The amortized cost and estimated fair value of fixed maturities at March 31, 2014 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$783,252	$790,476
Due after one year through five years	2,404,376	2,460,982
Due after five years through ten years	2,167,719	2,236,464
Due after ten years	3,217,154	3,255,083
	8,572,501	8,743,005
Commercial mortgage-backed securities	354,194	351,061
Residential mortgage-backed securities	963,494	959,327
Asset-backed securities	184,342	183,344
Total fixed maturities	$10,074,531	$10,236,737

d)The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Interest:
Municipal bonds (tax-exempt)	$23,104	$21,448
Municipal bonds (taxable)	8,996	5,703
Other taxable bonds	35,744	21,332
Short-term investments, including overnight deposits	1,474	670
Dividends on equity securities	16,856	12,781
Change in fair value of credit default swap	1,160	3,290
Income from equity method investments	3,583	1,990
Other	19	62
	90,936	67,276
Investment expenses	(4,221)	(2,659)
Net investment income	$86,715	$64,617

e)The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Cumulative credit loss, beginning balance	$12,748	$21,370
Additions:
Other-than-temporary impairment losses not previously recognized	—	—
Increases related to other-than-temporary impairment losses previously recognized	—	—
Total additions	—	—
Reductions:
Sales or maturities of fixed maturities on which credit losses were recognized	(13)	—
Cumulative credit loss, ending balance	$12,735	$21,370

f)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Realized gains:
Sales of fixed maturities	$4,583	$287
Sales of equity securities	12,145	17,921
Other	9,955	—
Total realized gains	26,683	18,208
Realized losses:
Sales of fixed maturities	(8,484)	(138)
Sales of equity securities	(146)	(153)
Other	(659)	—
Total realized losses	(9,289)	(291)
Net realized investment gains	$17,394	$17,917
Change in net unrealized gains on investments:
Fixed maturities	$148,811	$(31,348)
Equity securities	66,453	280,895
Short-term investments	1	5
Net increase	$215,265	$249,552

g)There were no writedowns for other-than-temporary declines in the estimated fair value of investments for the three months ended March 31, 2014 and 2013.

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

Derivatives. The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. At both March 31, 2014 and December 31, 2013, the notional amount of the credit default swap was $33.1 million, which represented the Company's aggregate exposure to losses if specified credit events involving third party reference entities occur. The credit default swap has a scheduled termination date of December 2014.

The fair value of the credit default swap is measured by the Company on a recurring basis using an external valuation model. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap has been classified as Level 3 within the fair value hierarchy.

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

	March 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$773,813	$—	$773,813
Obligations of states, municipalities and political subdivisions	—	3,648,907	—	3,648,907
Foreign governments	—	1,569,585	—	1,569,585
Commercial mortgage-backed securities	—	351,061	—	351,061
Residential mortgage-backed securities	—	959,327	—	959,327
Asset-backed securities	—	183,344	—	183,344
Corporate bonds	—	2,750,700	—	2,750,700
Total fixed maturities	—	10,236,737	—	10,236,737
Equity securities:
Insurance, banks and other financial institutions	1,064,529	—	—	1,064,529
Industrial, consumer and all other	2,335,122	—	—	2,335,122
Total equity securities	3,399,651	—	—	3,399,651
Short-term investments	1,209,462	138,769	—	1,348,231
Total investments available-for-sale	$4,609,113	$10,375,506	$—	$14,984,619
Liabilities:
Derivative contracts	$—	$—	$1,070	$1,070

	December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$1,194,231	$—	$1,194,231
Obligations of states, municipalities and political subdivisions	—	3,075,715	—	3,075,715
Foreign governments	—	1,461,054	—	1,461,054
Commercial mortgage-backed securities	—	367,821	—	367,821
Residential mortgage-backed securities	—	870,248	—	870,248
Asset-backed securities	—	188,289	—	188,289
Corporate bonds	—	2,985,178	—	2,985,178
Total fixed maturities	—	10,142,536	—	10,142,536
Equity securities:
Insurance, banks and other financial institutions	1,015,083	—	—	1,015,083
Industrial, consumer and all other	2,236,715	—	—	2,236,715
Total equity securities	3,251,798	—	—	3,251,798
Short-term investments	1,312,561	139,727	—	1,452,288
Total investments available-for-sale	$4,564,359	$10,282,263	$—	$14,846,622
Liabilities:
Derivative contracts	$—	$—	$2,230	$2,230

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Derivatives, beginning of period	$2,230	$12,690
Total gains included in:
Net income	(1,160)	(3,290)
Other comprehensive income	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Derivatives, end of period	$1,070	$9,400
Net unrealized gains included in net income relating to liabilities held at March 31, 2014 and 2013 (1)	$1,160	$3,290

(1)	Included in net investment income in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2014 and 2013. Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2014 and 2013.

6. Segment Reporting Disclosures

In conjunction with the continued integration of Alterra into the Company's insurance operations, during the first quarter of 2014, the Company changed the way it aggregates and monitors its ongoing underwriting results. Effective January 1, 2014, the Company monitors and reports its ongoing underwriting operations in the following three segments: U.S. Insurance, International Insurance and Reinsurance. In determining how to aggregate and monitor its underwriting results, the Company considers many factors, including the geographic location and regulatory environment of the insurance entity underwriting the risk, the nature of the insurance product sold, the type of account written and the type of customer served. The U.S. Insurance segment includes all direct business and facultative placements written by the Company's insurance subsidiaries domiciled in the United States. The International Insurance segment includes all direct business and facultative placements written by the Company's insurance subsidiaries domiciled outside of the United States, including the Company's syndicate at Lloyd's of London. The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions, including the results attributable to the run-off of life and annuity reinsurance business previously written by Alterra, will continue to be reported in the Other Insurance (Discontinued Lines) segment. All investing activities related to the Company's insurance operations are included in the Investing segment.

The Company's non-insurance operations include the Company's Markel Ventures operations, which primarily consist of controlling interests in various industrial and service businesses. The Company's non-insurance operations also include the results of the Company's legal and professional consulting services, which were acquired through the acquisition of Abbey in January 2014. For purposes of segment reporting, the Company's non-insurance operations are not considered to be a reportable segment.

Segment profit for the Investing segment is measured by net investment income and net realized investment gains or losses. Segment profit or loss for each of the Company's underwriting segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company's underwriting performance. Segment profit or loss for the Company's underwriting segments also includes other revenues and other expenses, primarily related to the run-off of managing general agent operations that were discontinued in conjunction with acquisitions. Other revenues and other expenses in the Other Insurance (Discontinued Lines) segment are comprised of the results attributable to the run-off of life and annuity reinsurance business.

For management reporting purposes, the Company allocates assets to its underwriting, investing and non-insurance operations. Underwriting assets are all assets not specifically allocated to the Investing segment or to the Company's non-insurance operations. Underwriting and investing assets are not allocated to the U.S. Insurance, International Insurance, Reinsurance or Other Insurance (Discontinued Lines) segments since the Company does not manage its assets by underwriting segment. The Company does not allocate capital expenditures for long-lived assets to any of its underwriting segments for management reporting purposes.

a)The following tables summarize the Company's segment disclosures. The segment disclosures for the prior period have been revised to be consistent with the new segment structure.

	Three Months Ended March 31, 2014
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$575,233	$294,236	$489,961	$327		$—	$1,359,757
Net written premiums	474,054	229,120	435,997	140		—	1,139,311

Earned premiums	483,735	222,147	243,315	178		—	949,375
Losses and loss adjustment expenses:
Current accident year	(312,413)	(163,379)	(173,900)	—		—	(649,692)
Prior accident years	43,554	42,297	28,200	(6,662)		—	107,389
Underwriting, acquisition and insurance expenses	(193,529)	(80,009)	(81,972)	5		—	(355,505)
Underwriting profit (loss)	21,347	21,056	15,643	(6,479)		—	51,567
Net investment income	—	—	—	—		86,715	86,715
Net realized investment gains	—	—	—	—		17,394	17,394
Other revenues (insurance)	2,110	7,348	2,136	43		—	11,637
Other expenses (insurance)	(1,647)	(3,595)	—	(8,615)		—	(13,857)
Segment profit (loss)	$21,810	$24,809	$17,779	$(15,051)		$104,109	$153,456
Other revenues (non-insurance)							174,534
Other expenses (non-insurance)							(168,311)
Amortization of intangible assets							(13,999)
Interest expense							(29,699)
Income before income taxes							$115,981
U.S. GAAP combined ratio (1)	96%	91%	94%	NM	(2)		95%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Three Months Ended March 31, 2013
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$445,264	$235,875	$62,140	$21		$—	$743,300
Net written premiums	401,549	201,677	59,741	21		—	662,988

Earned premiums	355,141	178,192	31,233	21		—	564,587
Losses and loss adjustment expenses:
Current accident year	(234,671)	(120,862)	(17,205)	—		—	(372,738)
Prior accident years	62,404	23,000	(979)	417		—	84,842
Underwriting, acquisition and insurance expenses	(150,783)	(69,774)	(8,204)	88		—	(228,673)
Underwriting profit (loss)	32,091	10,556	4,845	526		—	48,018
Net investment income	—	—	—	—		64,617	64,617
Net realized investment gains	—	—	—	—		17,917	17,917
Other revenues (insurance)	7,263	3,962	—	—		—	11,225
Other expenses (insurance)	(6,197)	(1,358)	—	—		—	(7,555)
Segment profit (loss)	$33,157	$13,160	$4,845	$526		$82,534	$134,222
Other revenues (non-insurance)							161,518
Other expenses (non-insurance)							(144,762)
Amortization of intangible assets							(9,615)
Interest expense							(23,574)
Income before income taxes							$117,789
U.S. GAAP combined ratio (1)	91%	94%	84%	NM	(2)		91%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2014	December 31, 2013
Segment assets:
Investing	$17,709,901	$17,550,332
Underwriting	5,771,517	5,468,731
Total segment assets	23,481,418	23,019,063
Non-insurance operations	971,574	936,448
Total assets	$24,452,992	$23,955,511

7. Goodwill

As described in note 6, effective January 1, 2014, the Company redefined its segments. As a result, goodwill was reallocated as of December 31, 2013 using a relative fair value allocation approach. The following table presents the components of goodwill by reportable segment.

(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other(1)	Total
December 31, 2013	$280,579	$372,764	$122,745	$191,629	$967,717
Acquisitions	—	37,530	—	15,258	52,788
Foreign currency movements and other adjustments	—	(835)	—	100	(735)
March 31, 2014	$280,579	$409,459	$122,745	$206,987	$1,019,770

(1)	Amounts included in Other are related to the Company's non-insurance operations, which are not included in a reportable segment.

8. Other Revenues and Other Expenses

The following table summarizes the components of other revenues and other expenses.

	Three Months Ended March 31,
	2014		2013
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$9,178	$4,881	$10,937	$7,164
Life and annuity	43	8,615	—	—
Other	2,416	361	288	391
	11,637	13,857	11,225	7,555
Non-Insurance:
Markel Ventures: Manufacturing	100,611	95,889	128,576	115,184
Markel Ventures: Non-Manufacturing	70,595	65,511	32,942	29,578
Abbey: Consulting services	3,328	6,911	—	—
	174,534	168,311	161,518	144,762
Total	$186,171	$182,168	$172,743	$152,317

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

Effective January 17, 2014, the Company's non-insurance operations include the results of the legal and professional consulting services attributable to Abbey.

9. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2014		2013
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$795,311	$828,292	$597,419	$538,142
Assumed	564,446	347,699	145,881	102,127
Ceded	(220,446)	(226,616)	(80,312)	(75,682)
Net premiums	$1,139,311	$949,375	$662,988	$564,587

The percentage of ceded earned premiums to gross earned premiums was 19% and 12%, respectively, for the three months ended March 31, 2014 and 2013.

Incurred losses and loss adjustment expenses for the three months ended March 31, 2014 were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $97.6 million.

10. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Net income to shareholders	$87,716	$88,902
Adjustment of redeemable noncontrolling interests	117	2,886
Adjusted net income to shareholders	$87,833	$91,788

Basic common shares outstanding	13,995	9,636
Dilutive potential common shares from conversion of options	11	3
Dilutive potential common shares from conversion of restricted stock	52	27
Diluted shares outstanding	14,058	9,666
Basic net income per share	$6.28	$9.53
Diluted net income per share	$6.25	$9.50

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the three months ended March 31, 2014 and 2013.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2012	$946,933	$(1,075)	$(34,521)	$911,337
Other comprehensive income (loss) before reclassifications	181,848	(1,181)	—	180,667
Amounts reclassified from accumulated other comprehensive income	(12,255)	—	370	(11,885)
Total other comprehensive income (loss)	169,593	(1,181)	370	168,782
March 31, 2013	$1,116,526	$(2,256)	$(34,151)	$1,080,119

December 31, 2013	$1,131,507	$(11,246)	$(30,456)	$1,089,805
Other comprehensive income before reclassifications	147,276	906	—	148,182
Amounts reclassified from accumulated other comprehensive income	(5,944)	—	319	(5,625)
Total other comprehensive income	141,332	906	319	142,557
March 31, 2014	$1,272,839	$(10,340)	$(30,137)	$1,232,362

The following table summarizes the tax expense associated with each component of other comprehensive income.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Change in net unrealized gains on investments:
Net holding gains arising during the period	$75,523	$85,546
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	564	75
Reclassification adjustments for net gains included in net income	(2,154)	(5,662)
Change in net unrealized gains on investments	73,933	79,959
Change in foreign currency translation adjustments	342	38
Change in net actuarial pension loss	80	110
Total	$74,355	$80,107

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Unrealized holding gains on available-for-sale securities:
Net realized investment gains	$8,098	$17,917
Income taxes	(2,154)	(5,662)
Reclassification of unrealized holding gains, net of taxes	$5,944	$12,255

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(399)	$(480)
Income taxes	80	110
Reclassification of net actuarial pension loss, net of taxes	$(319)	$(370)

12. Contingencies

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

Readers are urged to review our 2013 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

On May 1, 2013, we completed the acquisition of 100% of the issued and outstanding common stock of Alterra Capital Holdings Limited (Alterra), a Bermuda-headquartered global enterprise providing diversified specialty property and casualty insurance and reinsurance products to corporations, public entities and other property and casualty insurers. In conjunction with the continued integration of Alterra into our insurance operations, during the first quarter of 2014, we changed the way we aggregate and monitor our ongoing underwriting results. Effective January 1, 2014, we monitor and report our ongoing underwriting operations in the following three segments: U.S. Insurance, International Insurance and Reinsurance. In determining how to aggregate and monitor our underwriting results, management considers many factors, including the geographic location and regulatory environment of the insurance entity underwriting the risk, the nature of the insurance product sold, the type of account written and the type of customer served.

The U.S. Insurance segment includes all direct business and facultative placements written by our insurance subsidiaries domiciled in the United States. The International Insurance segment includes all direct business and facultative placements written by our insurance subsidiaries domiciled outside of the United States, including our syndicate at Lloyd's of London (Lloyd's). The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions, will continue to be reported in the Other Insurance (Discontinued Lines) segment. Underwriting results attributable to Alterra, which were previously reported in our Alterra segment, are included in each of our underwriting segments effective May 1, 2013 (the Acquisition Date). All investing activities related to our insurance operations are included in the Investing segment.

Our U.S. Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. The following products are included in this segment: catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella, marine, workers' compensation and other coverages tailored for unique exposures. Business in this segment is written through our Wholesale, Specialty and Global Insurance divisions. The Wholesale division writes commercial risks, primarily on an excess and surplus lines basis, using a network of wholesale brokers managed on a regional basis. The Specialty division writes program insurance and other specialty coverages for well-defined niche markets, primarily on an admitted basis. The Global Insurance division writes risks outside of the standard market on both an admitted and non-admitted basis and is comprised of business previously written by Alterra. Global Insurance division business written by our U.S. insurance subsidiaries is included in this segment.

Our International Insurance segment writes risks that are characterized by either the unique nature of the exposure or the high limits of insurance coverage required by the insured. Risks written in the International Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. Products offered within our International Insurance segment include primary and excess of loss property, casualty, excess liability, professional liability, equine, marine, energy and trade credit insurance. Business included in this segment is produced through our Markel International and Global Insurance divisions. The Markel International division writes business worldwide from our London-based platform, including Markel Syndicate 3000, through which our Lloyd's operations are conducted. Global Insurance division business written by our non-U.S. insurance subsidiaries, which primarily targets Fortune 1000 accounts, is included in this segment.

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis. Principal lines of business include: property (including catastrophe exposed property), auto, general casualty, credit, surety, workers' compensation, professional liability, and marine and energy. Our reinsurance product offerings are underwritten by our Global Reinsurance division, which is primarily comprised of business previously written by Alterra, and our Markel International division.

For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued prior to, or in conjunction with, acquisitions. Alterra previously offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of Alterra's life and annuity reinsurance business are included in the Other Insurance (Discontinued Lines) segment. This segment also includes development on asbestos and environmental loss reserves, none of which are related to the acquisition of Alterra.

Through our wholly-owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations and are comprised of a diverse portfolio of companies from different industries, including manufacturing, healthcare, consumer and business and financial services. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team, principally our President and Chief Investment Officer. While each of these companies is operated independently, we aggregate their financial results into two industry groups: manufacturing and non-manufacturing. The financial results of those companies in which we own controlling interests have been consolidated in our financial statements. The financial results of those companies in which we hold a noncontrolling interest are accounted for under the equity method of accounting. Our strategy in making these private equity investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

In January 2014, we completed the acquisition of 100% of the share capital of Abbey Protection plc (Abbey), an integrated specialty insurance and consultancy group headquartered in London. Abbey's business is focused on the underwriting and sale of insurance products to small and medium-sized enterprises and affinity groups in the United Kingdom providing protection against legal expenses and professional fees incurred as a result of legal actions or investigations by tax authorities, as well as providing a range of complementary legal and professional consulting services. Premiums associated with Abbey's insurance operations for 2013 were in excess of $60 million. Results attributable to Abbey's insurance operations are included in the International Insurance segment. Results attributable to Abbey's consultancy operations are reported with the Company's non-insurance operations, which are not included in a reportable segment.

In January 2013, we acquired Essentia Insurance Company, a company that underwrites insurance exclusively for Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty) throughout the United States. Hagerty offers insurance for classic cars, vintage boats, motorcycles and related automotive collectibles. Results attributable to Hagerty are included in the U.S. Insurance segment.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Underwriting profit	$51,567	$48,018
Net investment income	86,715	64,617
Net realized investment gains	17,394	17,917
Other revenues	186,171	172,743
Amortization of intangible assets	(13,999)	(9,615)
Other expenses	(182,168)	(152,317)
Interest expense	(29,699)	(23,574)
Income tax expense	(28,480)	(28,526)
Net (income) loss attributable to noncontrolling interests	215	(361)
Net income to shareholders	$87,716	$88,902

The components of net income to shareholders are discussed in detail under "Underwriting Results," "Investing Results," "Other Revenues and Other Expenses" and "Interest Expense and Income Taxes."

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

Consolidated (as reported)
The following table presents selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2014		2013
Gross premium volume	$1,359,757		$743,300
Net written premiums	1,139,311		662,988
Net retention	84%		89%
Earned premiums	949,375		564,587
Losses and loss adjustment expenses	542,303		287,896
Underwriting, acquisition and insurance expenses	355,505		228,673
Underwriting profit	51,567		48,018

U.S. GAAP Combined Ratios (1)
U.S. Insurance	96%		91%
International Insurance	91%		94%
Reinsurance	94%		84%
Other Insurance (Discontinued Lines)	NM	(2)	NM	(2)
Markel Corporation (Consolidated)	95%		91%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 95% for the quarter ended March 31, 2014 compared to 91% for the same period of 2013. The increase in the combined ratio in 2014 was driven by a higher current accident year loss ratio and a less favorable prior accident years loss ratio, partially offset by a lower expense ratio.

The increase in the 2014 consolidated current accident year loss ratio is primarily due to a higher current accident year loss ratio in our International Insurance and Reinsurance segments, each of which have a higher portion of earnings attributable to legacy Alterra product offerings than our U.S. Insurance segment. During the first quarter of 2014, legacy Alterra product offerings carried a higher current accident year loss ratio than our other product offerings primarily due to higher attritional loss ratios and the impact of applying our more conservative loss reserving philosophy.

The consolidated combined ratio for the quarter ended March 31, 2014 included $107.4 million of favorable development on prior years' loss reserves compared to $84.8 million of favorable development for the same period in 2013. Favorable development on prior years' loss reserves for the quarter ended March 31, 2014 had less of an impact on the combined ratio, however, due to higher earned premium volume in 2014.

The decrease in the consolidated expense ratio for the quarter ended March 31, 2014 was primarily driven by higher earned premiums in our U.S. Insurance, International Insurance and Reinsurance segments compared to 2013. Additionally, as a result of the acquisition of Alterra, our first quarter 2014 results benefited from a higher proportion of earnings from reinsurance products which typically have a lower expense ratio than insurance products.

Consolidated (pro forma)
As a result of the acquisition of Alterra on May 1, 2013, the underwriting results for Alterra are included in our results for the first quarter 2014 and not in the same period for 2013. Therefore, a comparison of current and prior year periods has been included on a pro forma basis as if the acquisition of Alterra had occurred on January 1, 2013. The pro forma financial information is for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2013, nor is it necessarily indicative of future results. There were no material adjustments to the pro forma underwriting results for the quarters ended March 31, 2014 and 2013.
The following table presents the consolidated underwriting results on a pro forma basis for the quarters ended March 31, 2014 and 2013.

	Pro Forma
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Gross premium volume	$1,359,757	$1,392,569
Net written premiums	1,139,311	1,122,050
Net retention	84%	81%
Earned premiums	949,375	909,848
Losses and loss adjustment expenses	542,303	491,207
Underwriting, acquisition and insurance expenses	350,812	343,278
Underwriting profit	$56,260	$75,363

U.S. GAAP combined ratio (1)	94%	92%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

On a pro forma basis our combined ratio was 94% for the quarter ended March 31, 2014 compared to 92% for the same period of 2013. For the quarter ended March 31, 2014, the increase in the pro forma combined ratio was driven by a higher loss ratio, primarily as a result of applying our more conservative loss reserving philosophy to Alterra's long-tailed lines of business.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 96% for the quarter ended March 31, 2014 compared to 91% for the same period of 2013. For the quarter ended March 31, 2014, less favorable development of prior accident years' loss reserves was partially offset by a lower expense ratio.

The U.S. Insurance segment's combined ratio for the quarter ended March 31, 2014 included $43.6 million of favorable development on prior years' loss reserves compared to $62.4 million of favorable development for the same period in 2013. The redundancies on prior years' loss reserves experienced within the U.S. Insurance segment during 2014 and 2013 were most significant on our casualty product lines across several accident years. In 2014, favorable development on our casualty product lines was partially offset by unfavorable development on our architects and engineers product line on the 2008 through 2012 accident years. This unfavorable development was driven by an increase in the frequency of high severity claims during the first quarter of 2014. Based on this experience, our actuaries increased their estimates of ultimate losses and management increased prior years' loss reserves accordingly. The quarter ended March 31, 2013 included $9.4 million of favorable development on Hurricane Sandy.

The improvement in the U.S. Insurance segment's expense ratio for the quarter ended March 31, 2014 was primarily due to higher earned premiums compared to the first quarter of 2013. The increase in earned premiums was driven by earned premiums attributable to the Alterra acquisition and higher earned premiums from our Hagerty classic car program.

The U.S. Insurance segment's current accident year loss ratio for the quarter ended March 31, 2014 was impacted by higher loss ratios within the Global Insurance division primarily on our marine and professional liability product lines, which generally have higher attritional loss ratios than other products in the U.S. Insurance segment. The current accident year loss ratios on our marine and professional liability product lines within the Global Insurance division were also impacted by applying our more conservative loss reserving philosophy in 2014. This unfavorable impact of the Global Insurance division was more than offset by a favorable impact from the Hagerty business which carries a lower loss ratio than other product lines included in the U.S. Insurance segment.

International Insurance Segment

The combined ratio for the International Insurance segment was 91% for the quarter ended March 31, 2014 compared to 94% for the same period of 2013. For the quarter ended March 31, 2014, more favorable development of prior accident years' loss reserves and a lower expense ratio were partially offset by a higher current accident year loss ratio.

The International Insurance segment's combined ratio for the quarter ended March 31, 2014 included $42.3 million of favorable development on prior years' loss reserves compared to $23.0 million of favorable development for the same period of 2013. The favorable development on prior years' loss reserves in 2014 was primarily in the Marine, Professional and Financial Risks and Elliott Special Risks units within the Markel International division, on the 2006 to 2011 accident years. The favorable development on prior years' loss reserves in 2013 was on the 2010 accident year and occurred primarily in the Marine, Specialty and Elliott Special Risks units.

The improvement in the International Insurance segment's expense ratio for the quarter ended March 31, 2014 was primarily due to a favorable impact of earnings from the Global Insurance division in 2014. The Global Insurance division uses higher levels of reinsurance than the rest of the International Insurance segment, and the related ceding commissions result in a lower overall commission rate.

The increase in the International Insurance segment's current accident year loss ratio in 2014 was driven by higher loss ratios within the Global Insurance division on our general and professional liability product lines, which generally have higher attritional loss ratios than other products in the International Insurance segment. The current accident year loss ratios on our professional and general liability product lines within the Global Insurance division were also impacted by applying our more conservative loss reserving philosophy in 2014.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 94% for the quarter ended March 31, 2014 compared to 84% for the same period of 2013. For the quarter ended March 31, 2014, the increase in the combined ratio was due to a higher current accident year loss ratio and a higher expense ratio, partially offset by more favorable development on prior accident years' loss reserves compared to the same period of 2013.

The higher current accident year loss ratio in 2014 was due to including more casualty reinsurance business in the Reinsurance segment. For the quarter ended March 31, 2014, the Reinsurance segment primarily consisted of casualty reinsurance business, where for the same period in 2013 it was primarily property reinsurance. As a result of this change in mix of business and applying our more conservative loss reserving philosophy to the long-tailed lines of business, the Reinsurance segment's current accident year loss ratio increased during 2014.

The increase in the Reinsurance segment's expense ratio for the quarter ended March 31, 2014 was primarily due to the contribution of the casualty reinsurance product lines in 2014, which generally carry a higher commission rate than our property reinsurance business.

The Reinsurance segment's combined ratio for the quarter ended March 31, 2014 included $28.2 million of favorable development on prior years' loss reserves compared to $1.0 million of unfavorable development for the same period of 2013. The favorable development on prior years' loss reserves in 2014 was primarily on our property lines on the 2013 accident year.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $6.5 million for the three months ended March 31, 2014 compared to an underwriting profit of $0.5 million for the same period of 2013. The underwriting loss in 2014 was primarily due to unfavorable development related to discontinued lines of business previously written by Alterra.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
U.S. Insurance	$575,233	$445,264
International Insurance	294,236	235,875
Reinsurance	489,961	62,140
Other Insurance (Discontinued Lines)	327	21
Total	$1,359,757	$743,300

Gross premium volume for the three months ended March 31, 2014 increased 83% compared to the same period of 2013. The increase in gross premium volume in the first quarter of 2014 was primarily due to the inclusion of premiums attributable to Alterra from May 1, 2013, which impacted all three of our ongoing underwriting segments in 2014. Also contributing to the increase in gross premium volume in 2014 were higher gross written premiums from the Hagerty business within the U.S. Insurance segment. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the first quarter of 2014.

During 2013, we saw mid-single digit favorable rate changes across much of our portfolio as market conditions improved and revenues, gross receipts and payrolls of our insureds were favorably impacted by improved economic conditions. We have continued to see modest price increases across many of our product lines during the first quarter of 2014 and will pursue price increases when possible. However, in the fourth quarter of 2013 and continuing into the first quarter of 2014 we have experienced softening prices on our international catastrophe exposed property product lines and in our reinsurance book. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

On a pro forma basis, gross premiums written were $1,359.8 million in the first quarter of 2014 compared to $1,392.6 million in the same period for 2013. The decrease in pro forma gross premium volume in 2014 is due in part to lower reinsurance premiums, driven by several non-renewals and softening market conditions. This decrease was partially offset by an increase in gross written premiums from Hagerty.

Net Written Premiums
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
U.S. Insurance	$474,054	$401,549
International Insurance	229,120	201,677
Reinsurance	435,997	59,741
Other Insurance (Discontinued Lines)	140	21
Total	$1,139,311	$662,988

Net retention of gross premium volume for the three months ended March 31, 2014 was 84% compared to 89% for the same period of 2013. As part of our underwriting philosophy, we have historically sought to offer products with limits that did not require significant reinsurance. Following the acquisition of Alterra, we have certain insurance and reinsurance products that use higher levels of reinsurance. We purchase reinsurance and retrocessional reinsurance in order to manage our net retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

On a pro forma basis, net retention of gross premium volume was 84% in the first quarter of 2014 compared to 81% in the same period of 2013. The increase in pro forma net retention in the first quarter of 2014 is primarily driven by higher retentions on certain of our reinsurance products.

Earned Premiums
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
U.S. Insurance	$483,735	$355,141
International Insurance	222,147	178,192
Reinsurance	243,315	31,233
Other Insurance (Discontinued Lines)	178	21
Total	$949,375	$564,587

Earned premiums for the three months ended March 31, 2014 increased 68% compared to the same period of 2013. The increase in earned premiums for the first quarter of 2014 was driven by the inclusion of a full quarter of earnings on the legacy Alterra product offerings in all three of our ongoing underwriting segments. Also contributing to the increase in earned premiums was higher earned premiums from the Hagerty business, which we began writing in the first quarter of 2013. The U.S. Insurance segment included $47.9 million and $4.0 million of earned premiums from Hagerty for the quarters ended March 31, 2014 and 2013, respectively. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the first quarter of 2014.

On a pro forma basis, earned premiums were $949.4 million in the first quarter of 2014 compared to $909.8 million in the same period of 2013. The increase in earned premiums of $39.6 million is primarily due to higher earned premiums from Hagerty.

Investing Results

Net investment income for the three months ended March 31, 2014 was $86.7 million compared to $64.6 million for the same period of 2013. Net investment income for the three months ended March 31, 2014 was net of $18.4 million of amortization expense as a result of establishing a new amortized cost for Alterra's fixed maturity securities as of the Acquisition Date. The increase in net investment income for the quarter ended March 31, 2014 is primarily due to net investment income attributable to the investment portfolio acquired through the Alterra acquisition. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net realized investment gains for the first quarter of 2014 were $17.4 million compared to $17.9 million for the first quarter of 2013. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarters ended March 31, 2014 and 2013.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2014, we held securities with gross unrealized losses of $107.6 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2014. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Other Revenues and Other Expenses

Markel Ventures Operations

Operating revenues and expenses associated with our Markel Ventures operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. We consolidate our Markel Ventures operations on a one-month lag. The following table summarizes the operating revenues, net income to shareholders and earnings before interest, income taxes, depreciation and amortization (EBITDA) from our Markel Ventures operations.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Operating revenues	$171,206	$161,518
Net income to shareholders	$1,067	$3,644
EBITDA	$14,111	$19,360

Revenues from our Markel Ventures operations increased $9.7 million for the three months ended March 31, 2014 compared to the same period of 2013 primarily due to our acquisition of Eagle Construction of VA LLC (Eagle) in August 2013, partially offset by a decrease in revenues from our Markel Ventures manufacturing operations as a result of fewer shipments and orders in the first quarter of 2014 compared to 2013. Net income to shareholders and EBITDA from our Markel Ventures operations decreased for the three months ended March 31, 2014 compared to the same period of 2013 primarily due to less favorable results in our Markel Ventures manufacturing operations, partially offset by a favorable impact from our acquisition of Eagle.

Markel Ventures EBITDA is a non-GAAP financial measure. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including revenues and net income, to monitor and evaluate the performance of our Markel Ventures operations. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. The following table reconciles EBITDA of Markel Ventures, net of noncontrolling interests, to consolidated net income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Markel Ventures EBITDA - Manufacturing	$7,408	$15,488
Markel Ventures EBITDA - Non-Manufacturing	6,703	3,872
Markel Ventures EBITDA - Total	14,111	19,360
Interest expense (1)	(2,381)	(2,482)
Income tax expense	(486)	(4,297)
Depreciation expense	(5,229)	(4,678)
Amortization of intangible assets	(4,948)	(4,259)
Markel Ventures net income to shareholders	1,067	3,644
Net income from other Markel operations	86,649	85,258
Net income to shareholders	$87,716	$88,902

(1)	Interest expense for the three months ended March 31, 2014 and 2013 includes intercompany interest expense of $1.6 million.

Life and Annuity Benefits

The Other Insurance (Discontinued Lines) segment included other expenses of $8.6 million for the three months ended March 31, 2014 related to the life and annuity reinsurance business which was assumed through the acquisition of Alterra on May 1, 2013. This business is in run-off and we are not writing any new life and annuity reinsurance contracts. The life and annuity benefit reserves are recorded on a discounted present value basis using assumptions that were determined at the Acquisition Date. The accretion of this discount is recognized in the statement of income and comprehensive income as other expenses. Other revenues attributable to the life and annuity business included in the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

Interest Expense and Income Taxes

Interest expense was $29.7 million and $23.6 million for the quarters ended March 31, 2014 and 2013, respectively. The increase in interest expense for 2014 is due in part to $3.4 million and $1.3 million, respectively, of interest expense associated with our 6.25% unsecured senior notes and 7.20% unsecured senior notes which were assumed in connection with the acquisition of Alterra. Interest expense for the quarter ended March 31, 2014 also increased due to the March 2013 issuance of our 3.625% unsecured senior notes and 5.0% unsecured senior notes, partially offset by the repayment of our 6.80% unsecured notes in February 2013.

The effective tax rate was 25% and 24% for the three months ended March 31, 2014 and 2013, respectively. For both periods, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the effective tax rate in 2014 was driven by higher estimated earnings taxed at a 35% tax rate.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $230.3 million for the three months ended March 31, 2014 compared to $257.7 million for the same period of 2013. Comprehensive income to shareholders for the first quarter of 2014 included an increase in net unrealized gains on investments, net of taxes, of $141.3 million and net income to shareholders of $87.7 million. Comprehensive income to shareholders for the first quarter of 2013 included an increase in net unrealized gains on investments, net of taxes, of $169.6 million and net income to shareholders of $88.9 million.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $17.8 billion at March 31, 2014 compared to $17.6 billion at December 31, 2013. Net unrealized gains on investments, net of taxes, were $1.3 billion at March 31, 2014 compared to $1.1 billion at December 31, 2013. Equity securities were $3.4 billion, or 19% of invested assets, at March 31, 2014 compared to $3.3 billion, or 18% of invested assets, at December 31, 2013.

Net cash provided by operating activities was $22.4 million for the three months ended March 31, 2014 compared to $55.6 million for the same period of 2013. The decrease in net cash provided by operating activities was due to higher payments for income taxes, employee profit sharing and agent incentive compensation in 2014 compared to 2013. These payments were partially offset by higher cash flows from investing activities during the first quarter of 2014, primarily as a result of investment income attributable to the investment portfolio acquired through the Alterra acquisition.

Net cash provided by investing activities was $180.4 million for the three months ended March 31, 2014 compared to net cash used by investing activities of $341.0 million for the same period of 2013. The increase in cash provided by investing activities was due in part to a return of capital from our investment in New Point V Limited, a Bermuda-domiciled reinsurance company that offered fully-collateralized retrocessional reinsurance to the property catastrophe reinsurance market. The decrease in restricted cash of $152.9 million for the quarter ended March 31, 2014 was primarily due to net cash paid out of escrow to acquire Abbey. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $30.9 million for the three months ended March 31, 2014 compared to net cash provided by financing activities of $231.2 million for the same period of 2013. On March 8, 2013, we issued $250 million of 3.625% unsecured senior notes due March 30, 2023 and $250 million of 5.0% unsecured senior notes due March 30, 2043. Net proceeds were approximately $491.2 million. On February 15, 2013, we repaid our 6.80% unsecured senior notes, which had an outstanding principal balance of $246.7 million. Cash of $17.3 million was used to repurchase shares of our common stock during the first three months of 2014.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 25% at both March 31, 2014 and December 31, 2013. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving and senior credit facilities and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $1.1 billion and $1.3 billion of invested assets at March 31, 2014 and December 31, 2013, respectively. The decrease in invested assets is primarily due to the timing of intercompany settlements.

Shareholders' equity was $6.9 billion at March 31, 2014 and $6.7 billion at December 31, 2013. Book value per share increased to $493.96 at March 31, 2014 from $477.16 at December 31, 2013 primarily due to $230.3 million of comprehensive income to shareholders for the three months ended March 31, 2014.

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

During the three months ended March 31, 2014, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2014, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the three months ended March 31, 2014, there were no material changes in the foreign exposures included in our fixed maturity portfolio.

The estimated fair value of our investment portfolio at March 31, 2014 was $17.8 billion, 81% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 19% of which was invested in equity securities. At December 31, 2013, the estimated fair value of our investment portfolio was $17.6 billion, 82% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 18% of which was invested in equity securities.

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

During the first quarter of 2014, we completed the transition of the investment portfolio acquired through the Alterra acquisition to our investment accounting system which allows for additional financial reporting functionality and efficiency within the Investing segment. We also completed a redesign of our general ledger accounting system that allows for new segment and divisional financial reporting functionality.

There were no other changes in our internal control over financial reporting during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Risk Factors" and "Safe Harbor and Cautionary Statement" in our 2013 Annual Report on Form 10-K or are included in the items listed below:

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

•
in connection with our annual detailed review of our liability for unpaid losses and loss adjustment expenses for asbestos and environmental claims (which we expect to occur in the second quarter of 2014), we may increase our reserves if, for example, we increase our estimates of the number of claims that will ultimately be closed with an indemnity payment or our expectations of the severity of known claims increases;

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

•
we have substantial investments in municipal bonds (approximately $3.6 billion at March 31, 2014) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

•
we cannot predict the impacts that the political and civil unrest in Ukraine and related sanctions imposed on Russia by the U.S. and other Western European governments may have on our businesses and the markets they serve or that any disruption in European or worldwide economic conditions generally arising from this situation may have on our business, industry or investment portfolio;

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended March 31, 2014.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2014 through January 31, 2014	—	—	—	$300,000
February 1, 2014 through February 28, 2014	180	$552.21	180	$299,901
March 1, 2014 through March 31, 2014	21,005	$572.91	21,005	$287,867
Total	21,185	$572.73	21,185	$287,867

(1)
The Board of Directors approved the repurchase of up to $300 million of our common stock pursuant to a share repurchase program publicly announced on November 21, 2013 (the Program). Under the Program, we may repurchase outstanding shares of our common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time.

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of May 2014.

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

4.5
Credit Agreement, dated as of December 16, 2011, among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent (4.5)[h]

4.6
First Amendment and Consent dated as of February 7, 2013, to the Credit Agreement among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent (4.6)[h]

4.7
Form of Second Amendment dated as of March 14, 2014, to the Credit Agreement among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders party thereto and Bank of America, N.A., as Administrative Agent*

4.8	Form of Guaranty Agreement by Markel Corporation dated March 14, 2014*

4.9	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)[i]

4.10
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[j]

4.11
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[k]

4.12
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[l]

4.13
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[m]

4.14
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[n]

4.15
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.3)[n]

4.16	Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (4.14)[h]

4.17
Form of First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (4.15)[h]

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant's subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2014 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

10.1	Description of Awards Under Executive Bonus Plan and 2012 Equity Compensation Plan for 2014*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 7, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

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