Form 10-Q
period 2014-06-30
MARKEL CORP
filed 2014-08-06
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 30, 2014: 13,970,942

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,983,583 in 2014 and $10,129,141 in 2013)	$10,293,228	$10,142,536
Equity securities (cost of $1,762,064 in 2014 and $1,566,553 in 2013)	3,666,018	3,251,798
Short-term investments (estimated fair value approximates cost)	1,749,604	1,452,288
Total Investments	15,708,850	14,846,622
Cash and cash equivalents	1,944,134	1,978,526
Restricted cash and cash equivalents	582,624	786,926
Receivables	1,516,554	1,141,773
Reinsurance recoverable on unpaid losses	1,902,775	1,854,414
Reinsurance recoverable on paid losses	85,911	102,002
Deferred policy acquisition costs	388,784	260,967
Prepaid reinsurance premiums	415,129	383,559
Goodwill	1,022,315	967,717
Intangible assets	677,877	565,083
Other assets	921,321	1,067,922
Total Assets	$25,166,274	$23,955,511
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,573,729	$10,262,056
Life and annuity benefits	1,447,383	1,486,574
Unearned premiums	2,563,405	2,127,115
Payables to insurance and reinsurance companies	371,286	295,496
Senior long-term debt and other debt (estimated fair value of $2,484,000 in 2014 and $2,372,000 in 2013)	2,258,522	2,256,227
Other liabilities	744,811	777,850
Total Liabilities	17,959,136	17,205,318
Redeemable noncontrolling interests	55,484	72,183
Commitments and contingencies
Shareholders' equity:
Common stock	3,297,462	3,288,863
Retained earnings	2,402,713	2,294,909
Accumulated other comprehensive income	1,442,882	1,089,805
Total Shareholders' Equity	7,143,057	6,673,577
Noncontrolling interests	8,597	4,433
Total Equity	7,151,654	6,678,010
Total Liabilities and Equity	$25,166,274	$23,955,511
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$965,599	$784,819	$1,914,974	$1,349,406
Net investment income	92,169	77,979	178,884	142,596
Net realized investment gains:
Other-than-temporary impairment losses	(1,007)	(4,589)	(1,007)	(4,589)
Net realized investment gains, excluding other-than-temporary impairment losses	8,127	16,135	25,521	34,052
Net realized investment gains	7,120	11,546	24,514	29,463
Other revenues	194,083	157,425	380,254	330,168
Total Operating Revenues	1,258,971	1,031,769	2,498,626	1,851,633
OPERATING EXPENSES
Losses and loss adjustment expenses	610,406	442,406	1,152,709	730,302
Underwriting, acquisition and insurance expenses	365,987	363,095	721,492	591,768
Amortization of intangible assets	13,488	11,292	27,487	20,907
Other expenses	184,942	140,759	367,110	293,076
Total Operating Expenses	1,174,823	957,552	2,268,798	1,636,053
Operating Income	84,148	74,217	229,828	215,580
Interest expense	29,789	28,561	59,488	52,135
Income Before Income Taxes	54,359	45,656	170,340	163,445
Income tax expense	13,218	16,980	41,698	45,506
Net Income	41,141	28,676	128,642	117,939
Net income attributable to noncontrolling interests	1,073	920	858	1,281
Net Income to Shareholders	$40,068	$27,756	$127,784	$116,658

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$208,332	$(158,690)	$355,628	$22,909
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	15	(70)	(5)	179
Reclassification adjustments for net gains included in net income	(4,818)	(7,957)	(10,762)	(20,212)
Change in net unrealized gains on investments, net of taxes	203,529	(166,717)	344,861	2,876
Change in foreign currency translation adjustments, net of taxes	6,671	(10,459)	7,584	(11,640)
Change in net actuarial pension loss, net of taxes	325	366	644	736
Total Other Comprehensive Income (Loss)	210,525	(176,810)	353,089	(8,028)
Comprehensive Income (Loss)	251,666	(148,134)	481,731	109,911
Comprehensive income attributable to noncontrolling interests	1,078	920	870	1,281
Comprehensive Income (Loss) to Shareholders	$250,588	$(149,054)	$480,861	$108,630

NET INCOME PER SHARE
Basic	$2.67	$2.24	$8.95	$10.83
Diluted	$2.66	$2.24	$8.91	$10.79

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2012	$908,980	$2,068,340	$911,337	$3,888,657	$360	$3,889,017	$86,225
Net income (loss)		116,658	—	116,658	(363)	116,295	1,644
Other comprehensive loss		—	(8,028)	(8,028)	—	(8,028)	—
Comprehensive Income (Loss)				108,630	(363)	108,267	1,644
Issuance of common stock	15,935	—	—	15,935	—	15,935	—
Repurchase of common stock	—	(40,858)	—	(40,858)	—	(40,858)	—
Restricted stock units expensed	14,932	—	—	14,932	—	14,932	—
Acquisition of Alterra	2,330,199	—	—	2,330,199	—	2,330,199	—
Adjustment of redeemable noncontrolling interests	—	3,101	—	3,101	—	3,101	(3,101)
Purchase of noncontrolling interest	(283)	—	—	(283)	—	(283)	(8,157)
Other	(408)	999	—	591	4,948	5,539	(1,753)
June 30, 2013	$3,269,355	$2,148,240	$903,309	$6,320,904	$4,945	$6,325,849	$74,858

December 31, 2013	$3,288,863	$2,294,909	$1,089,805	$6,673,577	$4,433	$6,678,010	$72,183
Net income (loss)		127,784	—	127,784	(643)	127,141	1,501
Other comprehensive income		—	353,077	353,077	—	353,077	12
Comprehensive Income (Loss)				480,861	(643)	480,218	1,513
Issuance of common stock	4,722	—	—	4,722	—	4,722	—
Repurchase of common stock	—	(17,407)	—	(17,407)	—	(17,407)	—
Restricted stock units expensed	13,390	—	—	13,390	—	13,390	—
Adjustment of redeemable noncontrolling interests	—	(2,584)	—	(2,584)	—	(2,584)	2,584
Purchase of noncontrolling interest	(10,257)	—	—	(10,257)	905	(9,352)	(18,566)
Other	744	11	—	755	3,902	4,657	(2,230)
June 30, 2014	$3,297,462	$2,402,713	$1,442,882	$7,143,057	$8,597	$7,151,654	$55,484

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$128,642	$117,939
Adjustments to reconcile net income to net cash provided by operating activities	108,423	122,032
Net Cash Provided By Operating Activities	237,065	239,971
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,041,575	124,109
Proceeds from maturities, calls and prepayments of fixed maturities	783,146	490,775
Cost of fixed maturities and equity securities purchased	(1,898,747)	(373,153)
Net change in short-term investments	(268,375)	(18,962)
Proceeds from sales of equity method investments	90,228	75,370
Cost of equity method investments	(9,083)	(5,791)
Change in restricted cash and cash equivalents	204,302	127,496
Additions to property and equipment	(17,954)	(26,418)
Acquisitions, net of cash acquired	(168,811)	7,756
Other	202	(2,484)
Net Cash Provided (Used) By Investing Activities	(243,517)	398,698
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	29,149	516,934
Repayment of senior long-term debt and other debt	(22,956)	(271,559)
Repurchases of common stock	(17,407)	(40,858)
Issuance of common stock	4,722	15,935
Purchase of noncontrolling interests	(25,918)	(8,440)
Distributions to noncontrolling interests	(2,532)	(2,779)
Other	(3,855)	(254)
Net Cash Provided (Used) By Financing Activities	(38,797)	208,979
Effect of foreign currency rate changes on cash and cash equivalents	10,857	(8,792)
Increase (decrease) in cash and cash equivalents	(34,392)	838,856
Cash and cash equivalents at beginning of period	1,978,526	863,766
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,944,134	$1,702,622

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

The consolidated balance sheet as of June 30, 2014, the related consolidated statements of income and comprehensive income (loss) for the quarters and six months ended June 30, 2014 and 2013, and the consolidated statements of changes in equity and cash flows for the six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2013 was derived from Markel Corporation's audited annual consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2017 and must be applied retrospectively. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

3. Acquisitions

Acquisition of Alterra

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

Acquisition of Cottrell

On July 23, 2014, the Company acquired 100% of the outstanding shares of Cottrell, Inc. (Cottrell), a privately held company headquartered in Gainesville, Georgia. Cottrell is a leading manufacturer of over-the-road car hauler equipment and related car hauler parts. Total consideration for the acquisition of Cottrell included cash consideration of $130.0 million. Pursuant to the terms of the stock purchase agreement, we may also be required to pay additional consideration based on Cottrell's earnings, as defined in the stock purchase agreement, in 2014 and 2015. The purchase price allocation for Cottrell and the related calculation of estimated additional consideration to be paid will be performed in the third quarter of 2014. Results attributable to Cottrell will be included with the Company's non-insurance operations, which are not included in a reportable segment.

4. Investments

a)The following tables summarize the Company's available-for-sale investments.

	June 30, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$686,266	$10,556	$(6,525)	$—	$690,297
Obligations of states, municipalities and political subdivisions	3,739,430	202,143	(8,130)	—	3,933,443
Foreign governments	1,530,623	65,660	(3,246)	—	1,593,037
Commercial mortgage-backed securities	384,657	1,698	(2,490)	—	383,865
Residential mortgage-backed securities	995,488	21,847	(6,956)	(2,258)	1,008,121
Asset-backed securities	150,103	271	(903)	—	149,471
Corporate bonds	2,497,016	56,391	(16,371)	(2,042)	2,534,994
Total fixed maturities	9,983,583	358,566	(44,621)	(4,300)	10,293,228
Equity securities:
Insurance, banks and other financial institutions	468,758	647,078	(123)	—	1,115,713
Industrial, consumer and all other	1,293,306	1,258,430	(1,431)	—	2,550,305
Total equity securities	1,762,064	1,905,508	(1,554)	—	3,666,018
Short-term investments	1,749,588	17	(1)	—	1,749,604
Investments, available-for-sale	$13,495,235	$2,264,091	$(46,176)	$(4,300)	$15,708,850

	December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,215,522	$9,051	$(30,342)	$—	$1,194,231
Obligations of states, municipalities and political subdivisions	2,986,758	116,341	(27,384)	—	3,075,715
Foreign governments	1,484,818	30,647	(54,411)	—	1,461,054
Commercial mortgage-backed securities	379,555	62	(11,796)	—	367,821
Residential mortgage-backed securities	875,902	13,046	(16,442)	(2,258)	870,248
Asset-backed securities	189,646	257	(1,614)	—	188,289
Corporate bonds	2,996,940	54,777	(61,650)	(4,889)	2,985,178
Total fixed maturities	10,129,141	224,181	(203,639)	(7,147)	10,142,536
Equity securities:
Insurance, banks and other financial institutions	422,975	592,112	(4)	—	1,015,083
Industrial, consumer and all other	1,143,578	1,094,251	(1,114)	—	2,236,715
Total equity securities	1,566,553	1,686,363	(1,118)	—	3,251,798
Short-term investments	1,452,270	18	—	—	1,452,288
Investments, available-for-sale	$13,147,964	$1,910,562	$(204,757)	$(7,147)	$14,846,622

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2014
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$30,804	$(27)	$223,178	$(6,498)	$253,982	$(6,525)
Obligations of states, municipalities and political subdivisions	19,254	(172)	191,416	(7,958)	210,670	(8,130)
Foreign governments	38,376	(252)	213,586	(2,994)	251,962	(3,246)
Commercial mortgage-backed securities	10,164	(22)	168,395	(2,468)	178,559	(2,490)
Residential mortgage-backed securities	40,190	(2,417)	272,115	(6,797)	312,305	(9,214)
Asset-backed securities	6,779	(70)	56,014	(833)	62,793	(903)
Corporate bonds	30,233	(2,410)	795,116	(16,003)	825,349	(18,413)
Total fixed maturities	175,800	(5,370)	1,919,820	(43,551)	2,095,620	(48,921)
Equity securities:
Insurance, banks and other financial institutions	6,302	(123)	—	—	6,302	(123)
Industrial, consumer and all other	34,293	(1,431)	—	—	34,293	(1,431)
Total equity securities	40,595	(1,554)	—	—	40,595	(1,554)
Short-term investments	314,995	(1)	—	—	314,995	(1)
Total	$531,390	$(6,925)	$1,919,820	$(43,551)	$2,451,210	$(50,476)

At June 30, 2014, the Company held 644 securities with a total estimated fair value of $2.5 billion and gross unrealized losses of $50.5 million. Of these 644 securities, 537 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $1.9 billion and gross unrealized losses of $43.6 million. All 537 securities were fixed maturities, of which 523 are attributable to the investment portfolio acquired with the Alterra acquisition, for which a new amortized cost was established at fair value as of the Acquisition Date. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

c)The amortized cost and estimated fair value of fixed maturities at June 30, 2014 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$685,920	$692,956
Due after one year through five years	2,273,952	2,331,498
Due after five years through ten years	2,128,510	2,226,376
Due after ten years	3,364,953	3,500,941
	8,453,335	8,751,771
Commercial mortgage-backed securities	384,657	383,865
Residential mortgage-backed securities	995,488	1,008,121
Asset-backed securities	150,103	149,471
Total fixed maturities	$9,983,583	$10,293,228

d)The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Interest:
Municipal bonds (tax-exempt)	$25,187	$21,062	$48,291	$42,510
Municipal bonds (taxable)	12,614	6,958	21,610	12,661
Other taxable bonds	40,109	32,825	75,853	54,158
Short-term investments, including overnight deposits	1,608	604	3,082	1,274
Dividends on equity securities	14,508	10,761	31,364	23,541
Change in fair value of credit default swap	450	3,910	1,610	7,200
Income from equity method investments	1,458	4,893	5,041	6,883
Other	73	88	92	149
	96,007	81,101	186,943	148,376
Investment expenses	(3,838)	(3,122)	(8,059)	(5,780)
Net investment income	$92,169	$77,979	$178,884	$142,596

e)The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Cumulative credit loss, beginning balance	$12,735	$21,370	$12,748	$21,370
Additions:
Other-than-temporary impairment losses not previously recognized	—	—	—	—
Increases related to other-than-temporary impairment losses previously recognized	—	—	—	—
Total additions	—	—	—	—
Reductions:
Sales or maturities of fixed maturities on which credit losses were recognized	—	—	(13)	—
Cumulative credit loss, ending balance	$12,735	$21,370	$12,735	$21,370

f)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Realized gains:
Sales of fixed maturities	$1,642	$902	$5,643	$1,152
Sales of equity securities	14,051	15,994	26,094	33,915
Other	4,405	53	14,315	53
Total realized gains	20,098	16,949	46,052	35,120
Realized losses:
Sales of fixed maturities	(8,246)	(797)	(16,148)	(898)
Sales of equity securities	(99)	(17)	(143)	(170)
Other-than-temporary impairments	(1,007)	(4,589)	(1,007)	(4,589)
Other	(3,626)	—	(4,240)	—
Total realized losses	(12,978)	(5,403)	(21,538)	(5,657)
Net realized investment gains	$7,120	$11,546	$24,514	$29,463
Change in net unrealized gains on investments:
Fixed maturities	$147,439	$(306,449)	$296,250	$(337,797)
Equity securities	152,256	58,711	218,709	339,606
Short-term investments	(3)	(7)	(2)	(2)
Net increase (decrease)	$299,692	$(247,745)	$514,957	$1,807

g)The following table presents other-than-temporary impairment losses recognized in net income and included in net realized gains by investment type.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$(1,242)	$—	$(1,242)
Residential mortgage-backed securities	—	(523)	—	(523)
Asset-backed securities	(197)	—	(197)	—
Total fixed maturities	(197)	(1,765)	(197)	(1,765)
Equity securities:
Industrial, consumer and all other	(810)	(2,824)	(810)	(2,824)
Total equity securities	(810)	(2,824)	(810)	(2,824)
Total	$(1,007)	$(4,589)	$(1,007)	$(4,589)

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

Derivatives. The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. At both June 30, 2014 and December 31, 2013, the notional amount of the credit default swap was $33.1 million, which represented the Company's aggregate exposure to losses if specified credit events involving third party reference entities occur. The credit default swap has a scheduled termination date of December 2014.

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

	June 30, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$690,297	$—	$690,297
Obligations of states, municipalities and political subdivisions	—	3,933,443	—	3,933,443
Foreign governments	—	1,593,037	—	1,593,037
Commercial mortgage-backed securities	—	383,865	—	383,865
Residential mortgage-backed securities	—	1,008,121	—	1,008,121
Asset-backed securities	—	149,471	—	149,471
Corporate bonds	—	2,534,994	—	2,534,994
Total fixed maturities	—	10,293,228	—	10,293,228
Equity securities:
Insurance, banks and other financial institutions	1,115,713	—	—	1,115,713
Industrial, consumer and all other	2,550,305	—	—	2,550,305
Total equity securities	3,666,018	—	—	3,666,018
Short-term investments	1,620,081	129,523	—	1,749,604
Total investments available-for-sale	$5,286,099	$10,422,751	$—	$15,708,850
Liabilities:
Derivative contracts	$—	$—	$620	$620

	December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$1,194,231	$—	$1,194,231
Obligations of states, municipalities and political subdivisions	—	3,075,715	—	3,075,715
Foreign governments	—	1,461,054	—	1,461,054
Commercial mortgage-backed securities	—	367,821	—	367,821
Residential mortgage-backed securities	—	870,248	—	870,248
Asset-backed securities	—	188,289	—	188,289
Corporate bonds	—	2,985,178	—	2,985,178
Total fixed maturities	—	10,142,536	—	10,142,536
Equity securities:
Insurance, banks and other financial institutions	1,015,083	—	—	1,015,083
Industrial, consumer and all other	2,236,715	—	—	2,236,715
Total equity securities	3,251,798	—	—	3,251,798
Short-term investments	1,312,561	139,727	—	1,452,288
Total investments available-for-sale	$4,564,359	$10,282,263	$—	$14,846,622
Liabilities:
Derivative contracts	$—	$—	$2,230	$2,230

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Derivatives, beginning of period	$1,070	$9,400	$2,230	$12,690
Total gains included in:
Net income	(450)	(3,910)	(1,610)	(7,200)
Other comprehensive income (loss)	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Derivatives, end of period	$620	$5,490	$620	$5,490
Net unrealized gains included in net income relating to liabilities held at June 30, 2014 and 2013 (1)	$450	$3,910	$1,610	$7,200

(1)	Included in net investment income in the consolidated statements of income and comprehensive income (loss).

There were no transfers into or out of Level 1 and Level 2 during the quarter and six months ended June 30, 2014 and 2013. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2014 and 2013.

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

	Quarter Ended June 30, 2014
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$681,371	$359,120	$302,950	$(63)		$—	$1,343,378
Net written premiums	560,282	270,552	253,085	412		—	1,084,331

Earned premiums	499,083	239,861	226,289	366		—	965,599
Losses and loss adjustment expenses:
Current accident year	(336,514)	(171,930)	(161,466)	—		—	(669,910)
Prior accident years	37,883	29,570	13,353	(21,302)		—	59,504
Underwriting, acquisition and insurance expenses	(198,914)	(88,442)	(78,263)	(368)		—	(365,987)
Underwriting profit (loss)	1,538	9,059	(87)	(21,304)		—	(10,794)
Net investment income	—	—	—	—		92,169	92,169
Net realized investment gains	—	—	—	—		7,120	7,120
Other revenues (insurance)	660	4,357	1,032	143		—	6,192
Other expenses (insurance)	(1,464)	(4,113)	(1,097)	(8,670)		—	(15,344)
Segment profit (loss)	$734	$9,303	$(152)	$(29,831)		$99,289	$79,343
Other revenues (non-insurance)							187,891
Other expenses (non-insurance)							(169,598)
Amortization of intangible assets							(13,488)
Interest expense							(29,789)
Income before income taxes							$54,359
U.S. GAAP combined ratio (1)	100%	96%	100%	NM	(2)		101%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Quarter Ended June 30, 2013
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$611,504	$310,310	$179,152	$14		$—	$1,100,980
Net written premiums	529,595	244,821	152,850	15		—	927,281

Earned premiums	418,941	192,871	172,992	15		—	784,819
Losses and loss adjustment expenses:
Current accident year	(288,427)	(142,472)	(130,789)	—		—	(561,688)
Prior accident years	79,911	32,500	6,432	439		—	119,282
Underwriting, acquisition and insurance expenses:
Transaction costs and other acquisition-related expenses (1)	(10,490)	(11,820)	(39,499)	—		—	(61,809)
All other expenses	(173,525)	(76,441)	(51,531)	211		—	(301,286)
Underwriting profit (loss)	26,410	(5,362)	(42,395)	665		—	(20,682)
Net investment income	—	—	—	—		77,979	77,979
Net realized investment gains	—	—	—	—		11,546	11,546
Other revenues (insurance)	3,280	748	954	319		—	5,301
Other expenses (insurance)	(1,958)	(1,237)	—	(4,250)		—	(7,445)
Segment profit (loss)	$27,732	$(5,851)	$(41,441)	$(3,266)		$89,525	$66,699
Other revenues (non-insurance)							152,124
Other expenses (non-insurance)							(133,314)
Amortization of intangible assets							(11,292)
Interest expense							(28,561)
Income before income taxes							$45,656
U.S. GAAP combined ratio (2)	94%	103%	125%	NM	(3)		103%

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

(3)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2014
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,256,604	$653,356	$792,911	$264		$—	$2,703,135
Net written premiums	1,034,336	499,672	689,082	552		—	2,223,642

Earned premiums	982,818	462,008	469,604	544		—	1,914,974
Losses and loss adjustment expenses:
Current accident year	(648,927)	(335,309)	(335,366)	—		—	(1,319,602)
Prior accident years	81,437	71,867	41,553	(27,964)		—	166,893
Underwriting, acquisition and insurance expenses	(392,443)	(168,451)	(160,235)	(363)		—	(721,492)
Underwriting profit (loss)	22,885	30,115	15,556	(27,783)		—	40,773
Net investment income	—	—	—	—		178,884	178,884
Net realized investment gains	—	—	—	—		24,514	24,514
Other revenues (insurance)	2,770	11,705	3,168	186		—	17,829
Other expenses (insurance)	(3,111)	(7,708)	(1,097)	(17,285)		—	(29,201)
Segment profit (loss)	$22,544	$34,112	$17,627	$(44,882)		$203,398	$232,799
Other revenues (non-insurance)							362,425
Other expenses (non-insurance)							(337,909)
Amortization of intangible assets							(27,487)
Interest expense							(59,488)
Income before income taxes							$170,340
U.S. GAAP combined ratio (1)	98%	93%	97%	NM	(2)		98%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2013
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,056,768	$546,185	$241,292	$35		$—	$1,844,280
Net written premiums	931,144	446,498	212,591	36		—	1,590,269

Earned premiums	774,082	371,063	204,225	36		—	1,349,406
Losses and loss adjustment expenses:
Current accident year	(523,098)	(263,334)	(147,994)	—		—	(934,426)
Prior accident years	142,315	55,500	5,453	856		—	204,124
Underwriting, acquisition and insurance expenses:
Transaction costs and other acquisition-related expenses (1)	(10,490)	(11,820)	(39,499)	—		—	(61,809)
All other expenses	(324,308)	(146,215)	(59,735)	299		—	(529,959)
Underwriting profit (loss)	58,501	5,194	(37,550)	1,191		—	27,336
Net investment income	—	—	—	—		142,596	142,596
Net realized investment gains	—	—	—	—		29,463	29,463
Other revenues (insurance)	10,543	4,710	954	319		—	16,526
Other expenses (insurance)	(8,155)	(2,595)	—	(4,250)		—	(15,000)
Segment profit (loss)	$60,889	$7,309	$(36,596)	$(2,740)		$172,059	$200,921
Other revenues (non-insurance)							313,642
Other expenses (non-insurance)							(278,076)
Amortization of intangible assets							(20,907)
Interest expense							(52,135)
Income before income taxes							$163,445
U.S. GAAP combined ratio (2)	92%	99%	118%	NM	(3)		98%

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

(3)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2014	December 31, 2013
Segment assets:
Investing	$18,183,025	$17,550,332
Underwriting	5,994,004	5,468,731
Total segment assets	24,177,029	23,019,063
Non-insurance operations	989,245	936,448
Total assets	$25,166,274	$23,955,511

7. Goodwill

As described in note 6, effective January 1, 2014, the Company redefined its segments. As a result, goodwill was reallocated as of December 31, 2013 using a relative fair value allocation approach. The following table presents the components of goodwill by reportable segment.

(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other(1)	Total
December 31, 2013	$280,579	$372,764	$122,745	$191,629	$967,717
Acquisitions	—	37,530	—	15,258	52,788
Foreign currency movements and other adjustments	—	1,272	—	538	1,810
June 30, 2014	$280,579	$411,566	$122,745	$207,425	$1,022,315

(1)	Amounts included in Other are related to the Company's non-insurance operations, which are not included in a reportable segment.

8. Senior Long-Term Debt and Other Debt

On June 30, 2014, Markel Corporation entered into agreements guaranteeing the $350 million of 6.25% unsecured senior notes due September 30, 2020 (the 6.25% unsecured senior notes) issued by Alterra Finance LLC (Alterra Finance) and the $90.6 million of 7.20% unsecured senior notes due April 14, 2017 (the 7.20% unsecured senior notes) issued by Alterra USA Holdings Limited (Alterra USA). These guarantee agreements were issued pursuant to supplemental indentures entered into by the Company on June 30, 2014 in connection with the 6.25% unsecured senior notes and the 7.20% unsecured senior notes. Both sets of unsecured senior notes continue to be guaranteed by Alterra. As described below, effective August 1, 2014, both Alterra Finance and Alterra USA provided guarantees for the Company's revolving credit facility. As a result, the Company's revolving credit facility is no longer subordinate to the 6.25% unsecured senior notes and the the 7.20% unsecured senior notes.

On August 1, 2014, the Company entered into a credit agreement for a revolving credit facility, which provides $300 million of capacity for future acquisitions, investments, repurchases of capital stock of the Company and for general corporate purposes. At the Company's discretion, $200 million of the total capacity may be used for secured letters of credit. The Company may increase the capacity of the facility to $500 million subject to certain terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee on the unused portion of the facility based on the Company's debt to equity leverage ratio as calculated under the credit agreement. Markel Corporation, along with Alterra Finance and Alterra USA, guaranteed the Company's obligations under the facility. This facility replaced the Company's previous $300 million revolving credit facility and expires in August 2019.

On August 1, 2014, the Company reduced the capacity of its $900 million secured credit facility to $650 million.

9. Other Revenues and Other Expenses

The following tables summarize the components of other revenues and other expenses.

	Quarter Ended June 30,
	2014		2013
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$4,774	$5,218	$3,374	$2,637
Life and annuity	143	8,670	319	4,250
Other	1,275	1,456	1,608	558
	6,192	15,344	5,301	7,445
Non-Insurance:
Markel Ventures: Manufacturing	125,083	110,901	116,425	101,638
Markel Ventures: Non-Manufacturing	58,559	55,409	35,699	31,676
Abbey: Consulting services	4,249	3,288	—	—
	187,891	169,598	152,124	133,314
Total	$194,083	$184,942	$157,425	$140,759

	Six Months Ended June 30,
	2014		2013
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$13,952	$10,099	$14,311	$9,801
Life and annuity	186	17,285	319	4,250
Other	3,691	1,817	1,896	949
	17,829	29,201	16,526	15,000
Non-Insurance:
Markel Ventures: Manufacturing	225,694	206,790	245,001	216,822
Markel Ventures: Non-Manufacturing	129,154	120,920	68,641	61,254
Abbey: Consulting services	7,577	10,199	—	—
	362,425	337,909	313,642	278,076
Total	$380,254	$367,110	$330,168	$293,076

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

Effective January 17, 2014, the Company's non-insurance operations also include the results of the legal and professional consulting services attributable to Abbey.

10. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2014		2013
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$976,446	$852,867	$877,430	$719,686
Assumed	366,932	336,617	223,550	241,664
Ceded	(259,047)	(223,885)	(173,699)	(176,531)
Net premiums	$1,084,331	$965,599	$927,281	$784,819

	Six Months Ended June 30,
	2014		2013
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$1,771,757	$1,681,159	$1,474,849	$1,257,828
Assumed	931,378	684,316	369,431	343,791
Ceded	(479,493)	(450,501)	(254,011)	(252,213)
Net premiums	$2,223,642	$1,914,974	$1,590,269	$1,349,406

The percentage of ceded earned premiums to gross earned premiums was 19% for the quarter and six months ended June 30, 2014 and 18% and 16%, respectively, for the quarter and six months ended June 30, 2013.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $141.3 million and $86.2 million, respectively, for the quarters ended June 30, 2014 and 2013 and $238.9 million and $81.9 million, respectively, for the six months ended June 30, 2014 and 2013.

11. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net income to shareholders	$40,068	$27,756	$127,784	$116,658
Adjustment of redeemable noncontrolling interests	(2,701)	215	(2,584)	3,101
Adjusted net income to shareholders	$37,367	$27,971	$125,200	$119,759

Basic common shares outstanding	13,984	12,464	13,989	11,058
Dilutive potential common shares from conversion of options	10	16	11	9
Dilutive potential common shares from conversion of restricted stock	61	34	56	31
Diluted shares outstanding	14,055	12,514	14,056	11,098
Basic net income per share	$2.67	$2.24	$8.95	$10.83
Diluted net income per share	$2.66	$2.24	$8.91	$10.79

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the six months ended June 30, 2014 and 2013.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2012	$946,933	$(1,075)	$(34,521)	$911,337
Other comprehensive income (loss) before reclassifications	23,088	(11,640)	—	11,448
Amounts reclassified from accumulated other comprehensive income	(20,212)	—	736	(19,476)
Total other comprehensive income (loss)	2,876	(11,640)	736	(8,028)
June 30, 2013	$949,809	$(12,715)	$(33,785)	$903,309

December 31, 2013	$1,131,507	$(11,246)	$(30,456)	$1,089,805
Other comprehensive income before reclassifications	355,623	7,572	—	363,195
Amounts reclassified from accumulated other comprehensive income	(10,762)	—	644	(10,118)
Total other comprehensive income	344,861	7,572	644	353,077
June 30, 2014	$1,476,368	$(3,674)	$(29,812)	$1,442,882

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$97,681	$(77,471)	$173,204	$8,075
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	5	(21)	569	54
Reclassification adjustments for net gains included in net income	(1,523)	(3,536)	(3,677)	(9,198)
Change in net unrealized gains on investments	96,163	(81,028)	170,096	(1,069)
Change in foreign currency translation adjustments	1,124	—	1,466	38
Change in net actuarial pension loss	81	109	161	219
Total	$97,368	$(80,919)	$171,723	$(812)

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(1,007)	$(4,589)	$(1,007)	$(4,589)
Net realized investment gains, excluding other-than-temporary impairment losses	7,348	16,082	15,446	33,999
Total before taxes	6,341	11,493	14,439	29,410
Income taxes	(1,523)	(3,536)	(3,677)	(9,198)
Reclassification of unrealized holding gains, net of taxes	$4,818	$7,957	$10,762	$20,212

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(406)	$(475)	$(805)	$(955)
Income taxes	81	109	161	219
Reclassification of net actuarial pension loss, net of taxes	$(325)	$(366)	$(644)	$(736)

13. Contingencies

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

Our U.S. Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. The following products are included in this segment: catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella, marine, workers' compensation, classic automobiles and other coverages tailored for unique exposures. Business in this segment is written through our Wholesale, Specialty and Global Insurance divisions. The Wholesale division writes commercial risks, primarily on an excess and surplus lines basis, using a network of wholesale brokers managed on a regional basis. The Specialty division writes program insurance and other specialty coverages for well-defined niche markets, primarily on an admitted basis. The Global Insurance division writes risks outside of the standard market on both an admitted and non-admitted basis and is comprised of business previously written by Alterra. Global Insurance division business written by our U.S. insurance subsidiaries is included in this segment.

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

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis. Principal lines of business include: property (including catastrophe-exposed property), auto, general casualty, credit, surety, workers' compensation, professional liability, and marine and energy. Our reinsurance product offerings are underwritten by our Global Reinsurance division, which is primarily comprised of business previously written by Alterra, and our Markel International division.

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

In January 2014, we completed the acquisition of 100% of the share capital of Abbey Protection plc (Abbey), an integrated specialty insurance and consultancy group headquartered in London. Abbey's business is focused on the underwriting and sale of insurance products to small and medium-sized enterprises and affinity groups in the United Kingdom providing protection against legal expenses and professional fees incurred as a result of legal actions or investigations by tax authorities, as well as providing a range of complementary legal and professional consulting services. Premiums associated with Abbey's insurance operations for 2013 were in excess of $60 million. Results attributable to Abbey's insurance operations are included in the International Insurance segment. Results attributable to Abbey's consultancy operations are reported with our non-insurance operations, which are not included in a reportable segment.

In January 2013, we acquired Essentia Insurance Company, a company that underwrites insurance exclusively for Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty) throughout the United States. Hagerty offers insurance for classic cars, vintage boats, motorcycles and related automotive collectibles. Based on the nature of this business, we generally will experience higher claims activity during the second and third quarters of the year. Results attributable to Hagerty are included in the U.S. Insurance segment.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Underwriting profit (loss)	$(10,794)	$(20,682)	$40,773	$27,336
Net investment income	92,169	77,979	178,884	142,596
Net realized investment gains	7,120	11,546	24,514	29,463
Other revenues	194,083	157,425	380,254	330,168
Amortization of intangible assets	(13,488)	(11,292)	(27,487)	(20,907)
Other expenses	(184,942)	(140,759)	(367,110)	(293,076)
Interest expense	(29,789)	(28,561)	(59,488)	(52,135)
Income tax expense	(13,218)	(16,980)	(41,698)	(45,506)
Net income attributable to noncontrolling interests	(1,073)	(920)	(858)	(1,281)
Net income to shareholders	$40,068	$27,756	$127,784	$116,658

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

Consolidated (as reported)
The following table presents selected data from our underwriting operations.

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014		2013		2014		2013
Gross premium volume	$1,343,378		$1,100,980		$2,703,135		$1,844,280
Net written premiums	1,084,331		927,281		2,223,642		1,590,269
Net retention	81%		84%		82%		86%
Earned premiums	965,599		784,819		1,914,974		1,349,406
Losses and loss adjustment expenses	610,406		442,406		1,152,709		730,302
Underwriting, acquisition and insurance expenses	365,987		363,095	(1)	721,492		591,768	(1)
Underwriting profit (loss)	(10,794)		(20,682)		40,773		27,336

U.S. GAAP Combined Ratios (2)
U.S. Insurance	100%		94%		98%		92%
International Insurance	96%		103%		93%		99%
Reinsurance	100%		125%		97%		118%
Other Insurance (Discontinued Lines)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
Markel Corporation (Consolidated)	101%		103%		98%		98%

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

Our combined ratio was 101% and 98%, respectively, for the quarter and six months ended June 30, 2014 compared to 103% and 98% for the same periods of 2013. Excluding the impact of transaction and acquisition-related costs and catastrophes from both periods of 2013, the consolidated combined ratio increased in both periods of 2014 primarily due to less favorable development on prior years' loss reserves in 2014 compared to 2013. The quarter and six months ended June 30, 2013 included transaction and other acquisition-related costs of $61.8 million related to the acquisition of Alterra, or eight points and five points, respectively, on the combined ratio. The combined ratio for the quarter and six months ended June 30, 2013 also included $25.4 million, or three points and two points, respectively, of catastrophe losses, all of which were included in the Reinsurance segment.

The consolidated combined ratio for the quarter and six months ended June 30, 2014 included $59.5 million and $166.9 million, respectively, of favorable development on prior years' loss reserves compared to $119.3 million and $204.1 million of favorable development for the same periods in 2013. Less favorable development on prior years' loss reserves is primarily attributable to our U.S. Insurance segment, due in part to adverse development on our architects and engineers and brokerage excess and umbrella product lines. Additionally, prior year losses for the quarter and six months ended June 30, 2014 included $27.2 million of adverse development on asbestos and environmental exposures within our Other Insurance (Discontinued Lines) segment. There was no comparable adverse development during the quarter and six months ended June 30, 2013.

Consolidated (pro forma)
As a result of the acquisition of Alterra on May 1, 2013, the underwriting results for Alterra are included in our results for the quarter and six months ended June 30, 2014 and for the period from May 1, 2013 to June 30, 2013. To provide another basis for comparison for 2014, we have included our consolidated underwriting results for both periods of 2013 prepared on pro forma basis as if the acquisition of Alterra had occurred on January 1, 2012. The pro forma financial information is for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2012, nor is it necessarily indicative of future results. We have excluded certain charges from the pro forma results, including transaction costs incurred by the Company ($16.0 million) and Alterra ($23.0 million) totaling $39.0 million for both the quarter and six months ended June 30, 2013 and severance and stay bonuses attributable to the acquisition totaling $28.2 million and $6.1 million, respectively, for both the quarter and six months ended June 30, 2013. There were no other significant adjustments used to determine the 2013 pro forma underwriting results.
The following table presents the consolidated underwriting results on a pro forma basis for the quarter and six months ended June 30, 2013.

	Pro Forma
(dollars in thousands)	Quarter Ended June 30, 2013		Six Months Ended June 30, 2013
Gross premium volume	$1,322,567		$2,715,136
Net written premiums	1,066,320		2,188,370
Net retention	81%		81%
Earned premiums	888,161		1,798,009
Losses and loss adjustment expenses	508,325		998,373
Underwriting, acquisition and insurance expenses	356,929	(1)	699,357	(1)
Underwriting profit	$22,907		$100,279

U.S. GAAP combined ratio (2)	97%		94%

(1)
In connection with the acquisition of Alterra, we incurred transaction costs of $16.0 million for the quarter and six months ended June 30, 2013, which primarily consist of due diligence, legal and investment banking costs. Additionally, we incurred severance costs of $28.2 million, stay bonuses of $6.1 million and other compensation costs totaling $11.5 million related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition. The acceleration of compensation expense during the quarter and six months ended June 30, 2013 was attributable to the acquisition, however, the incremental expense recognized during the period only represents a timing difference in the recognition of expense. Therefore, it was not excluded from the pro forma underwriting results.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

Our combined ratio was 101% and 98%, respectively, for the quarter and six months ended June 30, 2014. On a pro forma basis our combined ratio was 97% and 94%, respectively, for the quarter and six months ended June 30, 2013. For the quarter and six months ended June 30, 2014, the increase in the combined ratio from the pro forma combined ratio for the same periods of 2013 was driven by less favorable development on prior years' loss reserves. This was partially offset by a lower expense ratio in 2014, due in part to higher premium volume in 2014 and higher compensation costs in 2013 attributable to the acquisition of Alterra.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 100% and 98%, respectively, for the quarter and six months ended June 30, 2014 compared to 94% and 92%, respectively, for the same periods of 2013. For both the quarter and six months ended June 30, 2014, less favorable development of prior accident years' loss reserves was partially offset by a lower expense ratio.

The U.S. Insurance segment's combined ratio for the quarter and six months ended June 30, 2014 included $37.9 million and $81.4 million, respectively, of favorable development on prior years' loss reserves compared to $79.9 million and $142.3 million of favorable development for the same periods in 2013. The redundancies on prior years' loss reserves experienced within the U.S. Insurance segment during 2014 and 2013 were most significant on our casualty product lines across several accident years. In both periods of 2014, favorable development on our casualty product lines was partially offset by adverse development on our architects and engineers product line, primarily on the 2008 through 2013 accident years and on our brokerage excess and umbrella product line, primarily on the 2012 and 2013 accident years. For the quarter and six months ended June 30, 2014, the combined adverse development on these product lines totaled $12.9 million and $23.3 million, respectively. The adverse development on both of these product lines was driven by an increase in the frequency of high severity claims. Based on this experience, our actuaries increased their estimates of ultimate losses and management increased prior years' loss reserves accordingly. The quarter and six months ended June 30, 2013 included $5.4 million and $14.8 million, respectively, of favorable development on Hurricane Sandy.

The improvement in the U.S. Insurance segment's expense ratio for the quarter and six months ended June 30, 2014 was due in part to higher earned premiums compared to 2013. The increase in earned premiums was driven by a higher contribution of earned premiums attributable to Alterra in 2014 compared to 2013 and higher earned premiums from our Hagerty classic car program. Additionally, the quarter and six months ended June 30, 2013 included $10.5 million, or three points and one point, respectively, of transaction and acquisition-related costs attributable to the acquisition of Alterra.

For the quarter ended June 30, 2014, the decrease in the U.S. Insurance segment's current accident year loss ratio was driven by lower attritional losses on several product lines within our Specialty division in 2014 compared to 2013. For the six months ended June 30, 2014, the decrease in the U.S. Insurance segment's current accident year loss ratio was driven by a favorable impact from higher earned premiums attributable to Hagerty, which carries a lower loss ratio than other product lines in the U.S. Insurance segment.

The favorable impact of these product lines on the current accident year loss ratio in both periods of 2014 was offset by an increase in the contribution of premium from the Global Insurance division compared to the same periods in 2013, primarily on our marine and professional liability product lines, which generally have higher attritional loss ratios than other products in the U.S. Insurance segment.

International Insurance Segment

The combined ratio for the International Insurance segment was 96% and 93%, respectively, for the quarter and six months ended June 30, 2014 compared to 103% and 99%, respectively, for the same periods of 2013. For the quarter ended June 30, 2014, a lower expense ratio and and a lower current accident year loss ratio were partially offset by less favorable development of prior years' loss reserves. For the six months ended June 30, 2014 a lower expense ratio was partially offset by a higher current accident year loss ratio.

The improvement in the International Insurance segment's expense ratio for the quarter and six months ended June 30, 2014 was primarily due to the impact of transaction and acquisition-related costs in 2013. The quarter and six months ended June 30, 2013 included $11.8 million, or six points and three points, respectively, of transaction and acquisition-related costs attributable to the acquisition of Alterra. The improvement in the expense ratio for both periods of 2014 was also due in part to higher earned premiums compared to 2013 and a favorable impact of higher earnings from the Global Insurance division in 2014. The Global Insurance division uses higher levels of reinsurance than the rest of the International Insurance segment, and the related ceding commissions result in a lower overall commission rate. The increase in earned premiums was driven by higher earned premiums attributable to the Alterra acquisition in 2014 compared to 2013.

The decrease in the International Insurance segment's current accident year loss ratio for the second quarter of 2014 was driven by lower attritional losses on our professional and financial risks, marine, and retail units compared to the second quarter of 2013. This favorable experience in 2014 was partially offset by a higher contribution of premium from the Global Insurance division in 2014 compared to 2013. Our general and professional liability product lines within the Global Insurance division generally have higher attritional loss ratios than other products in the International Insurance segment. For the six months ended June 30, 2014, the increase in the International Insurance segment's current accident year loss ratio was driven by a higher contribution of premium from the Global Insurance division.

The International Insurance segment's combined ratio for the quarter and six months ended June 30, 2014 included $29.6 million and $71.9 million of favorable development on prior years' loss reserves compared to $32.5 million and $55.5 million of favorable development for the same periods of 2013. For the quarter ended June 30, 2014, favorable development on prior years' loss reserves had less of an impact on the combined ratio compared to the same period of 2013 due to higher earned premium volume in 2014. For the quarter and six months ended June 30, 2014, the favorable development on prior years' loss reserves was most significant in the professional and financial risks, marine, and Elliott Special Risks units within the Markel International division, on the 2006 to 2011 accident years. The favorable development on prior years' loss reserves in both periods of 2013 was primarily on the 2010 accident year in the marine, specialty and Elliott Special Risks units. The loss reserve redundancies in the Markel International division for the quarter and six months ended June 30, 2013 also included $9.7 million and $9.9 million, respectively, of favorable loss reserve development on the 2001 and prior accident years, compared to $1.0 million and $2.5 million, respectively, in the same periods of 2014.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 100% and 97%, respectively, for the quarter and six months ended June 30, 2014 compared to 125% and 118%, respectively, for the same periods of 2013. For both the quarter and six months ended June 30, 2014, the decrease in the combined ratio was driven by a lower expense ratio, a lower current accident year loss ratio and more favorable development of prior years' loss reserves.

The improvement in the Reinsurance segment's expense ratio for the quarter and six months ended June 30, 2014 was due to the impact of transaction and acquisition-related costs incurred in 2013. The quarter and six months ended June 30, 2013 included $39.5 million, or 23 points and 19 points, respectively, of transaction and acquisition-related costs attributable to the acquisition of Alterra. Excluding the impact of transaction and acquisition-related costs in 2013, the expense ratio for the Reinsurance segment was unfavorable in 2014 compared to 2013 due in part to an increase in the contribution of quota share reinsurance business in 2014, which generally carries a higher commission rate than our excess of loss reinsurance business, and higher general expenses in 2014.

The Reinsurance segment's combined ratio for the quarter and six months ended June 30, 2014 included $13.4 million and $41.6 million, respectively of favorable development on prior years' loss reserves compared to $6.4 million and $5.5 million of favorable development for the same periods of 2013. The favorable development on prior years' loss reserves in 2014 was primarily on our property lines on the 2012 and 2013 accident years.

The Reinsurance segment's current accident year loss ratio for the quarter and six months ended June 30, 2013 included $25.4 million, or 15 points and 12 points, respectively, of catastrophe losses. Excluding the impact of catastrophe losses in 2013, the current accident year loss ratio increased for both the quarter and six months ended June 30, 2014 compared to the same periods of 2013, primarily due to the impact of a higher contribution of premium from Alterra in 2014, much of which is comprised of long-tail casualty lines of business. The impact of applying our more conservative loss reserving philosophy to these inherently uncertain and volatile product lines was more significant in 2014 compared to 2013.  We also experienced a higher attritional loss ratio within the Markel International division, due in part to an increase in the premium contribution from Alterra product lines, which generally carry higher attritional loss ratios than the rest of the segment.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $21.3 million and $27.8 million, respectively, for the quarter and six months ended June 30, 2014 compared to an underwriting profit of $0.7 million and $1.2 million for the same periods of 2013.

The underwriting loss for both the quarter and six months ended June 30, 2014 included $27.2 million of adverse loss reserve development on asbestos and environmental (A&E) exposures as a result of our annual review of these exposures. We complete an annual review of A&E exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. Based on recent activity on a small number of claims, we accelerated our annual review to the second quarter during 2014.

During this year's review, we increased our expectation of the severity of the outcome of certain claims subject to litigation. As the ultimate outcome of known claims increases, our expected ultimate closure value on unreported claims also increases. As a result of these developments, we increased prior years' loss reserves accordingly. During our 2013 annual review, which was performed during the third quarter, our expectation of the severity of the outcome of claims known at such time also increased. As a result, prior years' loss reserves for A&E exposures were increased by $28.4 million during the third quarter of 2013. The need to increase A&E loss reserves in each of the past two years demonstrates that these reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our A&E loss reserves are not discounted to present value and are forecasted to pay out over the next 40 to 50 years. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could be subject to increases in the future.

For the quarter ended June 30, 2014, this adverse development was partially offset by favorable movements in prior years loss reserves and allowances for reinsurance bad debt related to discontinued lines of business originally written by our Markel International division.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
U.S. Insurance	$681,371	$611,504	$1,256,604	$1,056,768
International Insurance	359,120	310,310	653,356	546,185
Reinsurance	302,950	179,152	792,911	241,292
Other Insurance (Discontinued Lines)	(63)	14	264	35
Total	$1,343,378	$1,100,980	$2,703,135	$1,844,280

Gross premium volume for the quarter and six months ended June 30, 2014 increased 22% and 47%, respectively, compared to the same periods of 2013. The increase in gross premium volume in both periods of 2014 was due to the inclusion of premiums attributable to Alterra from May 1, 2013, which impacted all three of our ongoing underwriting segments in 2014. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the quarter and six months ended June 30, 2014.

During 2013, we saw mid-single digit favorable rate changes across much of our portfolio as market conditions improved and revenues, gross receipts and payrolls of our insureds were favorably impacted by improved economic conditions. We have continued to see modest price increases across many of our product lines during 2014 and will pursue price increases when possible. However, in the fourth quarter of 2013 and continuing into 2014 we have experienced softening prices on our international catastrophe exposed property product lines and in our property reinsurance book. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

On a pro forma basis, gross premiums written for the quarter and six months ended June 30, 2013 were $1,322.6 million and $2,715.1 million, respectively.

Net Written Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
U.S. Insurance	$560,282	$529,595	$1,034,336	$931,144
International Insurance	270,552	244,821	499,672	446,498
Reinsurance	253,085	152,850	689,082	212,591
Other Insurance (Discontinued Lines)	412	15	552	36
Total	$1,084,331	$927,281	$2,223,642	$1,590,269

Net retention of gross premium volume for the quarter and six months ended June 30, 2014 was 81% and 82%, respectively, compared to 84% and 86%, respectively, for the same periods of 2013. As part of our underwriting philosophy, we have historically sought to offer products with limits that did not require significant reinsurance. Following the acquisition of Alterra, we have certain insurance and reinsurance products that use higher levels of reinsurance. We purchase reinsurance and retrocessional reinsurance in order to manage our net retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs. On a pro forma basis, net retention of gross premium volume for the quarter and six months ended June 30, 2013 was 81%, which is comparable to 2014.

Earned Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
U.S. Insurance	$499,083	$418,941	$982,818	$774,082
International Insurance	239,861	192,871	462,008	371,063
Reinsurance	226,289	172,992	469,604	204,225
Other Insurance (Discontinued Lines)	366	15	544	36
Total	$965,599	$784,819	$1,914,974	$1,349,406

Earned premiums for the quarter and six months ended June 30, 2014 increased 23% and 42%, respectively, compared to the same periods of 2013. The increase in earned premiums in both periods of 2014 was driven by the inclusion of a full period of earnings on the legacy Alterra product offerings in all three of our ongoing underwriting segments. Also contributing to the increase in earned premiums was higher earned premiums from the Hagerty business, which we began writing in the first quarter of 2013. The U.S. Insurance segment included $50.0 million and $97.8 million of earned premiums from Hagerty for the quarter and six months ended June 30, 2014, respectively, compared to $16.8 million and $20.9 million, respectively, for the same periods of 2013. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the quarter and six months ended June 30, 2014.

On a pro forma basis, earned premiums for the quarter and six months ended June 30, 2013 were $888.2 million and $1,798.0 million, respectively. The increase in earned premiums for the quarter and six months ended June 30, 2014 compared to pro forma earned premiums for the same periods of 2013 was primarily due to higher earned premiums from Hagerty.

Investing Results

Net investment income for the second quarter of 2014 was $92.2 million compared to $78.0 million for the second quarter of 2013. Net investment income for the six months ended June 30, 2014 was $178.9 million compared to $142.6 million for the same period of 2013. Net investment income for the quarter and six months ended June 30, 2014 was net of $14.2 million and $32.6 million, respectively, of amortization expense as a result of establishing a new amortized cost for Alterra's fixed maturity securities as of the Acquisition Date, compared to $21.4 million for the quarter and six months ended June 30, 2013. The increase in net investment income for the quarter and six months ended June 30, 2014 is primarily due to an increase in the contribution of net investment income attributable to the investment portfolio acquired through the Alterra acquisition in 2014 compared to 2013. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net realized investment gains for the second quarter of 2014 were $7.1 million compared to $11.5 million for the second quarter of 2013. Fox the six months ended June 30, 2014, net realized investment gains were $24.5 million compared to $29.5 million for the same period of 2013. Net realized investment gains for the quarter and six months ended June 30, 2014 included $1.0 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $4.6 million for the same periods of 2013.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At June 30, 2014, we held securities with gross unrealized losses of $50.5 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at June 30, 2014. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Operating revenues	$183,642	$152,124	$354,848	$313,642
Net income to shareholders	$4,077	$6,843	$5,144	$10,487
EBITDA	$20,946	$20,975	$35,057	$40,335

Revenues from our Markel Ventures operations increased $31.5 million and $41.2 million for the quarter and six months ended June 30, 2014 compared to the same periods of 2013. For the quarter ended June 30, 2014, the increase in revenues is primarily attributable to our acquisition of Eagle Construction of VA LLC (Eagle) in August 2013 and due to higher revenues within our manufacturing operations. For the six months ended June 30, 2014, higher revenues attributable to our acquisition of Eagle were partially offset by a decrease in revenues from our manufacturing operations, as a result of fewer shipments and orders in the first quarter of 2014 compared to 2013. Net income to shareholders and EBITDA from our Markel Ventures operations decreased for the six months ended June 30, 2014 compared to the same period of 2013 primarily due to less favorable results in our manufacturing operations, partially offset by a favorable impact from our acquisition of Eagle.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Markel Ventures EBITDA - Manufacturing	$15,923	$16,312	$23,331	$31,800
Markel Ventures EBITDA - Non-Manufacturing	5,023	4,663	11,726	8,535
Markel Ventures EBITDA - Total	20,946	20,975	35,057	40,335
Interest expense (1)	(2,382)	(2,071)	(4,763)	(4,553)
Income tax expense	(3,977)	(3,096)	(4,463)	(7,393)
Depreciation expense	(5,922)	(4,710)	(11,151)	(9,388)
Amortization of intangible assets	(4,588)	(4,255)	(9,536)	(8,514)
Markel Ventures net income to shareholders	4,077	6,843	5,144	10,487
Net income from other Markel operations	35,991	20,913	122,640	106,171
Net income to shareholders	$40,068	$27,756	$127,784	$116,658

(1)	Interest expense for both the quarters and six months ended June 30, 2014 and 2013 includes intercompany interest expense of $1.6 million and $3.2 million, respectively.

Life and Annuity Benefits

The Other Insurance (Discontinued Lines) segment for the quarter ended June 30, 2014 included other revenues of $0.1 million and other expenses of $8.7 million, compared to other revenues of $0.3 million and other expenses of $4.3 million for the same period of 2013. The Other Insurance (Discontinued Lines) segment for the six months ended June 30, 2014 included other revenues of $0.2 million and other expenses of $17.3 million, compared to other revenues of $0.3 million and other expenses of $4.3 million for the same period of 2013. The other revenues and other expenses included in the Other Insurance (Discontinued Lines) segment are related to the life and annuity reinsurance business which was assumed through the acquisition of Alterra on May 1, 2013. This business is in run-off and we are not writing any new life and annuity reinsurance contracts. The life and annuity benefit reserves are recorded on a discounted present value basis using assumptions that were determined at the Acquisition Date. The accretion of this discount is recognized in the statement of income and comprehensive income (loss) as other expenses. Other revenues attributable to the life and annuity business included in the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

Interest Expense and Income Taxes

Interest expense was $29.8 million for the second quarter of 2014 compared to $28.6 million for the same period of 2013. Interest expense was $59.5 million for the six months ended June 30, 2014 compared to $52.1 million for the same period of 2013. The increase in interest expense for both periods of 2014 is due to interest expense associated with our 6.25% unsecured senior notes and 7.20% unsecured senior notes which were assumed in connection with the acquisition of Alterra, partially offset by the repayment of our 6.80% unsecured senior notes in February 2013. Interest expense associated with our 6.25% and 7.20% unsecured senior notes for the quarter and six months ended June 30, 2014 was $4.7 million and $9.5 million, respectively, compared to $3.4 million for both the quarter and six months ended June 30, 2013. Interest expense for the six months ended June 30, 2014 also increased due to the March 2013 issuance of our 3.625% unsecured senior notes and 5.0% unsecured senior notes.

The effective tax rate was 24% and 28% for the six months ended June 30, 2014 and 2013, respectively. For both periods, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate was primarily due to anticipating a larger tax benefit related to tax-exempt investment income in 2014 compared to 2013.

Comprehensive Income (Loss) to Shareholders

Comprehensive income to shareholders was $250.6 million for the second quarter of 2014 compared to a comprehensive loss to shareholders of $149.1 million for the same period of 2013. Comprehensive income to shareholders for the second quarter of 2014 included an increase in net unrealized gains on investments, net of taxes, of $203.5 million and net income to shareholders of $40.1 million. Comprehensive loss to shareholders for the second quarter of 2013 included a decrease in net unrealized gains on investments, net of taxes, of $166.7 million and net income to shareholders of $27.8 million.

Comprehensive income to shareholders was $480.9 million for the six months ended June 30, 2014 compared to $108.6 million for the same period of 2013. Comprehensive income to shareholders for the six months ended June 30, 2014 included an increase in net unrealized gains on investments, net of taxes, of $344.9 million and net income to shareholders of $127.8 million. Comprehensive income to shareholders for the six months ended June 30, 2013 included net income to shareholders of $116.7 million and an increase in net unrealized gains on investments, net of taxes, of $2.9 million.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $18.2 billion at June 30, 2014 compared to $17.6 billion at December 31, 2013. Net unrealized gains on investments, net of taxes, were $1.5 billion at June 30, 2014 compared to $1.1 billion at December 31, 2013. Equity securities were $3.7 billion, or 20% of invested assets, at June 30, 2014 compared to $3.3 billion, or 18% of invested assets, at December 31, 2013.

Net cash provided by operating activities was $237.1 million for the six months ended June 30, 2014 compared to $240.0 million for the same period of 2013. The six months ended June 30, 2014 included higher payments for income taxes compared to 2013. These payments were offset by higher cash flows from investing activities during the first six months of 2014, primarily as a result of investment income attributable to the investment portfolio acquired through the Alterra acquisition.

Net cash used by investing activities was $243.5 million for the six months ended June 30, 2014 compared to net cash provided by investing activities of $398.7 million for the same period of 2013. During 2014, we continued repositioning the investment portfolio acquired through the Alterra acquisition to be more consistent with our historical investment portfolio allocation by replacing fixed maturity corporate and mortgage-backed securities with fixed maturity tax-exempt municipal securities and equity securities. We also allocated more cash and cash equivalents to short-term investments to achieve higher returns while still maintaining adequate liquidity. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management. The decrease in restricted cash of $204.3 million for the six months ended June 30, 2014 was primarily due to net cash paid out of escrow to acquire Abbey. Net cash used by investing activities for the six months ended June 30, 2014 was partially offset by a return of capital from our investment in New Point V Limited, a Bermuda-domiciled reinsurance company that offered fully-collateralized retrocessional reinsurance to the property catastrophe reinsurance market.

Net cash used by financing activities was $38.8 million for the six months ended June 30, 2014 compared to net cash provided by financing activities of $209.0 million for the same period of 2013. On March 8, 2013, we issued $250 million of 3.625% unsecured senior notes due March 30, 2023 and $250 million of 5.0% unsecured senior notes due March 30, 2043. Net proceeds were approximately $491.2 million. On February 15, 2013, we repaid our 6.80% unsecured senior notes, which had an outstanding principal balance of $246.7 million. Cash of $17.4 million and $40.9 million was used to repurchase shares of our common stock during the first six months of 2014 and 2013, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 24% at June 30, 2014 and 25% at December 31, 2013. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving and senior credit facilities and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

On July 23, 2014, we acquired 100% of the outstanding shares of Cottrell, Inc. (Cottrell), a privately held company headquartered in Gainesville, Georgia. Cottrell is a leading manufacturer of over-the-road car hauler equipment and related car hauler parts. Total consideration for the acquisition of Cottrell included cash consideration of $130.0 million.

On August 1, 2014, we entered into a credit agreement for a revolving credit facility, which provides $300 million of capacity for future acquisitions, investments, repurchases of our capital stock and for general corporate purposes. At our discretion, $200 million of the total capacity may be used for secured letters of credit. This facility replaced our previous $300 million revolving credit facility and expires in August 2019.

On August 1, 2014, the Company reduced the capacity of its $900 million secured credit facility to $650 million.

Our holding company had $1.3 billion of invested assets at both June 30, 2014 and December 31, 2013.

Shareholders' equity was $7.1 billion at June 30, 2014 and $6.7 billion at December 31, 2013. Book value per share increased to $511.28 at June 30, 2014 from $477.16 at December 31, 2013 primarily due to $480.9 million of comprehensive income to shareholders for the six months ended June 30, 2014.

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

During the six months ended June 30, 2014, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2014, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the six months ended June 30, 2014, there were no material changes in the foreign exposures included in our fixed maturity portfolio.

The estimated fair value of our investment portfolio at June 30, 2014 was $18.2 billion, 80% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 20% of which was invested in equity securities. At December 31, 2013, the estimated fair value of our investment portfolio was $17.6 billion, 82% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 18% of which was invested in equity securities.

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

There were no changes in our internal control over financial reporting during the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
we have substantial investments in municipal bonds (approximately $3.9 billion at June 30, 2014) and, although no more than 10% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

•
we cannot predict the impacts that the Israeli-Palestinian conflict may have on our businesses and the markets they serve or that any disruptions in Middle Eastern or worldwide economic conditions generally arising from this conflict may have on our business, industry or investment portfolio;

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of August 2014.

Markel Corporation

By:	/s/ Alan I. Kirshner
Alan I. Kirshner
Chairman and Chief Executive Officer

By:	/s/ Anne G. Waleski
Anne G. Waleski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Number	Description

2.1	Agreement and Plan of Merger, dated as of December 18, 2012, by and among Alterra Capital Holdings Limited, Markel Corporation and Commonwealth Merger Subsidiary Limited (2.1)[a]

3(i)	Amended and Restated Articles of Incorporation (3.1)[b]

3(ii)	Bylaws, as amended (3.1)[c]

4.1
Form of Credit Agreement dated as of August 1, 2014 among Markel Corporation, Markel Bermuda Limited, Alterra Reinsurance USA Inc., Alterra Finance LLC, Alterra USA Holdings Limited, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, Administrative Agent, a Fronting Bank and Swingline Lender*

4.2
Credit Agreement, dated as of December 16, 2011, among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent (4.5)[d]

4.3
First Amendment and Consent dated as of February 7, 2013, to the Credit Agreement among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent (4.6)[d]

4.4
Form of Second Amendment dated as of March 14, 2014, to the Credit Agreement among Alterra Capital Holdings Limited, Markel Bermuda Limited (f/k/a Alterra Bermuda Limited), the lenders party thereto and Bank of America, N.A., as Administrative Agent (4.7)[e]

4.5	Form of Guaranty Agreement by Markel Corporation dated March 14, 2014 in connection with the Credit Agreement dated December 16, 2011 (4.8)[e]

4.6
Form of Third Amendment dated as of August 1, 2014, to the Credit Agreement among Alterra Capital Holdings Limited, Markel Bermuda Limited (f/k/a Alterra Bermuda Limited), the lenders party thereto and Bank of America, N.A., as Administrative Agent (4.7)*

4.7	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)[f]

4.8
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[g]

4.9
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[h]

4.10
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[i]

4.11
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[j]

4.12
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[k]

4.13
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.3)[k]

4.14	Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (4.14)[d]

4.15
Form of First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (4.15)[d]

4.16	Form of Second Supplemental Indenture dated as of June 30, 2014 among Alterra Finance LLC, Alterra Capital Holdings Limited and the Bank of New York Mellon, as Trustee*

4.17	Form of Guaranty Agreement by Markel Corporation dated as of June 30, 2014 in connection with the Alterra Finance LLC 6.25% Senior Notes due 2020*

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant's subsidiaries shown on the Consolidated Balance Sheet of the registrant at June 30, 2014 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on December 19, 2012.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 13, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on November 18, 2011.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2013.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2014.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 5, 2001.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on August 11, 2004.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on September 21, 2009.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 31, 2011.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

*	Filed with this report.