Form 10-Q
period 2014-09-30
MARKEL CORP
filed 2014-11-05
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 29, 2014: 13,959,475

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $10,123,387 in 2014 and $10,129,141 in 2013)	$10,474,647	$10,142,536
Equity securities (cost of $1,860,782 in 2014 and $1,566,553 in 2013)	3,706,963	3,251,798
Short-term investments (estimated fair value approximates cost)	1,686,691	1,452,288
Total Investments	15,868,301	14,846,622
Cash and cash equivalents	1,765,591	1,978,526
Restricted cash and cash equivalents	583,291	786,926
Receivables	1,289,010	1,141,773
Reinsurance recoverable on unpaid losses	1,897,580	1,854,414
Reinsurance recoverable on paid losses	103,023	102,002
Deferred policy acquisition costs	375,618	260,967
Prepaid reinsurance premiums	404,710	383,559
Goodwill	1,067,457	967,717
Intangible assets	727,456	565,083
Other assets	994,398	1,067,922
Total Assets	$25,076,435	$23,955,511
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,509,797	$10,262,056
Life and annuity benefits	1,358,882	1,486,574
Unearned premiums	2,455,709	2,127,115
Payables to insurance and reinsurance companies	359,524	295,496
Senior long-term debt and other debt (estimated fair value of $2,490,000 in 2014 and $2,372,000 in 2013)	2,273,795	2,256,227
Other liabilities	878,110	777,850
Total Liabilities	17,835,817	17,205,318
Redeemable noncontrolling interests	57,249	72,183
Commitments and contingencies
Shareholders' equity:
Common stock	3,302,868	3,288,863
Retained earnings	2,468,744	2,294,909
Accumulated other comprehensive income	1,403,581	1,089,805
Total Shareholders' Equity	7,175,193	6,673,577
Noncontrolling interests	8,176	4,433
Total Equity	7,183,369	6,678,010
Total Liabilities and Equity	$25,076,435	$23,955,511
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$954,007	$919,723	$2,868,981	$2,269,129
Net investment income	91,096	86,192	269,980	228,788
Net realized investment gains:
Other-than-temporary impairment losses	(2,851)	—	(3,858)	(4,589)
Net realized investment gains, excluding other-than-temporary impairment losses	7,046	11,238	32,567	45,290
Net realized investment gains	4,195	11,238	28,709	40,701
Other revenues	249,988	174,512	630,242	504,680
Total Operating Revenues	1,299,286	1,191,665	3,797,912	3,043,298
OPERATING EXPENSES
Losses and loss adjustment expenses	570,966	533,372	1,723,675	1,263,674
Underwriting, acquisition and insurance expenses	350,493	352,126	1,071,985	943,894
Amortization of intangible assets	13,505	16,848	40,992	37,755
Other expenses	231,193	166,566	598,303	459,642
Total Operating Expenses	1,166,157	1,068,912	3,434,955	2,704,965
Operating Income	133,129	122,753	362,957	338,333
Interest expense	29,648	30,619	89,136	82,754
Income Before Income Taxes	103,481	92,134	273,821	255,579
Income tax expense	26,657	25,167	68,355	70,673
Net Income	76,824	66,967	205,466	184,906
Net income attributable to noncontrolling interests	1,021	1,368	1,879	2,649
Net Income to Shareholders	$75,803	$65,599	$203,587	$182,257

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$(7,532)	$84,564	$348,096	$107,473
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	123	(219)	118	(40)
Reclassification adjustments for net gains included in net income	(4,990)	(7,654)	(15,752)	(27,866)
Change in net unrealized gains on investments, net of taxes	(12,399)	76,691	332,462	79,567
Change in foreign currency translation adjustments, net of taxes	(27,223)	1,709	(19,639)	(9,931)
Change in net actuarial pension loss, net of taxes	320	410	964	1,146
Total Other Comprehensive Income (Loss)	(39,302)	78,810	313,787	70,782
Comprehensive Income	37,522	145,777	519,253	255,688
Comprehensive income attributable to noncontrolling interests	1,020	1,368	1,890	2,649
Comprehensive Income to Shareholders	$36,502	$144,409	$517,363	$253,039

NET INCOME PER SHARE
Basic	$5.33	$4.69	$14.28	$15.38
Diluted	$5.30	$4.67	$14.21	$15.33

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2012	$908,980	$2,068,340	$911,337	$3,888,657	$360	$3,889,017	$86,225
Net income (loss)		182,257	—	182,257	(443)	181,814	3,092
Other comprehensive income		—	70,782	70,782	—	70,782	—
Comprehensive Income (Loss)				253,039	(443)	252,596	3,092
Issuance of common stock	18,663	—	—	18,663	—	18,663	—
Repurchase of common stock	—	(56,862)	—	(56,862)	—	(56,862)	—
Restricted stock units expensed	20,182	—	—	20,182	—	20,182	—
Acquisition of Alterra	2,330,199	—	—	2,330,199	—	2,330,199	—
Adjustment of redeemable noncontrolling interests	—	3,101	—	3,101	—	3,101	(3,101)
Purchase of noncontrolling interest	(136)	—	—	(136)	—	(136)	(11,716)
Other	(400)	980	—	580	5,000	5,580	(3,012)
September 30, 2013	$3,277,488	$2,197,816	$982,119	$6,457,423	$4,917	$6,462,340	$71,488

December 31, 2013	$3,288,863	$2,294,909	$1,089,805	$6,673,577	$4,433	$6,678,010	$72,183
Net income (loss)		203,587	—	203,587	(1,072)	202,515	2,951
Other comprehensive income		—	313,776	313,776	—	313,776	11
Comprehensive Income (Loss)				517,363	(1,072)	516,291	2,962
Issuance of common stock	4,960	—	—	4,960	—	4,960	—
Repurchase of common stock	—	(25,922)	—	(25,922)	—	(25,922)	—
Restricted stock units expensed	18,421	—	—	18,421	—	18,421	—
Adjustment of redeemable noncontrolling interests	—	(3,843)	—	(3,843)	—	(3,843)	3,843
Purchase of noncontrolling interest	(10,257)	—	—	(10,257)	905	(9,352)	(18,566)
Other	881	13	—	894	3,910	4,804	(3,173)
September 30, 2014	$3,302,868	$2,468,744	$1,403,581	$7,175,193	$8,176	$7,183,369	$57,249

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$205,466	$184,906
Adjustments to reconcile net income to net cash provided by operating activities	331,162	357,551
Net Cash Provided By Operating Activities	536,628	542,457
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,183,237	497,364
Proceeds from maturities, calls and prepayments of fixed maturities	1,110,128	851,194
Cost of fixed maturities and equity securities purchased	(2,687,075)	(737,515)
Net change in short-term investments	(213,618)	(177,311)
Proceeds from sales of equity method investments	101,938	228,001
Cost of equity method investments	(9,441)	(24,878)
Change in restricted cash and cash equivalents	203,635	(76,259)
Additions to property and equipment	(52,350)	(36,677)
Acquisitions, net of cash acquired	(316,307)	(13,354)
Other	(1,487)	2,912
Net Cash Provided (Used) By Investing Activities	(681,340)	513,477
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	64,075	563,913
Repayment of senior long-term debt and other debt	(40,397)	(320,094)
Repurchases of common stock	(25,922)	(56,862)
Issuance of common stock	4,960	18,663
Purchase of noncontrolling interests	(25,918)	(11,852)
Distributions to noncontrolling interests	(3,463)	(3,983)
Other	(20,074)	(246)
Net Cash Provided (Used) By Financing Activities	(46,739)	189,539
Effect of foreign currency rate changes on cash and cash equivalents	(21,484)	6,083
Increase (decrease) in cash and cash equivalents	(212,935)	1,251,556
Cash and cash equivalents at beginning of period	1,978,526	863,766
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,765,591	$2,115,322

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

The consolidated balance sheet as of September 30, 2014, the related consolidated statements of income and comprehensive income for the quarters and nine months ended September 30, 2014 and 2013, and the consolidated statements of changes in equity and cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2013 was derived from Markel Corporation's audited annual consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2017 and may be applied retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Early application is not permitted. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

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

Total consideration for this acquisition was $190.7 million, all of which was cash consideration. The purchase price was allocated to the acquired assets and liabilities based on estimated fair values on January 17, 2014. The Company recognized goodwill of $65.8 million, of which $43.0 million was allocated to the International Insurance segment and $22.8 million was allocated to the Company's non-insurance operations. None of the goodwill recognized is expected to be deductible for income tax purposes. The goodwill is primarily attributable to Abbey's assembled workforce and synergies that are expected to result upon integration of Abbey into the Company's insurance operations. The Company also recognized other intangible assets of $113.4 million, including $103.5 million of customer relationships and $9.9 million of trade names. These intangible assets are expected to be amortized over 20 years and 14 years, respectively.

Markel Ventures Acquisitions

In July 2014, the Company acquired 100% of the outstanding shares of Cottrell, Inc. (Cottrell), a privately held company headquartered in Gainesville, Georgia. Cottrell is a leading manufacturer of over-the-road car hauler equipment and related car hauler parts. In June and August 2014, ParkLand Ventures also completed the acquisition of several manufactured housing communities. Total consideration for these non-insurance acquisitions was $187.0 million, which primarily consisted of cash consideration. This is inclusive of the estimated fair value of contingent consideration we may be required to pay based on Cottrell’s earnings, as defined in the stock purchase agreement, in 2014 and 2015. The Company has preliminarily recognized goodwill of $38.5 million, the majority of which we expect to amortize for income tax purposes. The Company has also preliminarily recognized other intangible assets of $80.7 million, including $51.7 million of customer relationships and $15.0 million of trade names, which are expected to be amortized over a weighted average period of 17 years and 11 years, respectively. Results attributable to these acquisitions are included with the Company’s non-insurance operations, which are not included in a reportable segment.

The Company has not completed the process of determining the fair value of the assets and liabilities acquired with Cottrell. These valuations will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value amounts recorded for these items are provisional estimates subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.

4. Investments

a)The following tables summarize the Company's available-for-sale investments.

	September 30, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$706,634	$9,856	$(6,096)	$—	$710,394
Obligations of states, municipalities and political subdivisions	3,938,561	208,579	(7,948)	—	4,139,192
Foreign governments	1,520,595	101,261	(1,070)	—	1,620,786
Commercial mortgage-backed securities	444,601	1,658	(3,697)	—	442,562
Residential mortgage-backed securities	1,007,664	20,563	(7,663)	(2,258)	1,018,306
Asset-backed securities	132,064	166	(1,065)	—	131,165
Corporate bonds	2,373,268	58,375	(17,512)	(1,889)	2,412,242
Total fixed maturities	10,123,387	400,458	(45,051)	(4,147)	10,474,647
Equity securities:
Insurance, banks and other financial institutions	494,374	667,060	(878)	—	1,160,556
Industrial, consumer and all other	1,366,408	1,189,604	(9,605)	—	2,546,407
Total equity securities	1,860,782	1,856,664	(10,483)	—	3,706,963
Short-term investments	1,686,638	56	(3)	—	1,686,691
Investments, available-for-sale	$13,670,807	$2,257,178	$(55,537)	$(4,147)	$15,868,301

	December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,215,522	$9,051	$(30,342)	$—	$1,194,231
Obligations of states, municipalities and political subdivisions	2,986,758	116,341	(27,384)	—	3,075,715
Foreign governments	1,484,818	30,647	(54,411)	—	1,461,054
Commercial mortgage-backed securities	379,555	62	(11,796)	—	367,821
Residential mortgage-backed securities	875,902	13,046	(16,442)	(2,258)	870,248
Asset-backed securities	189,646	257	(1,614)	—	188,289
Corporate bonds	2,996,940	54,777	(61,650)	(4,889)	2,985,178
Total fixed maturities	10,129,141	224,181	(203,639)	(7,147)	10,142,536
Equity securities:
Insurance, banks and other financial institutions	422,975	592,112	(4)	—	1,015,083
Industrial, consumer and all other	1,143,578	1,094,251	(1,114)	—	2,236,715
Total equity securities	1,566,553	1,686,363	(1,118)	—	3,251,798
Short-term investments	1,452,270	18	—	—	1,452,288
Investments, available-for-sale	$13,147,964	$1,910,562	$(204,757)	$(7,147)	$14,846,622

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2014
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$105,569	$(93)	$228,223	$(6,003)	$333,792	$(6,096)
Obligations of states, municipalities and political subdivisions	116,161	(1,303)	141,701	(6,645)	257,862	(7,948)
Foreign governments	26,513	(25)	96,844	(1,045)	123,357	(1,070)
Commercial mortgage-backed securities	95,185	(363)	153,822	(3,334)	249,007	(3,697)
Residential mortgage-backed securities	142,282	(3,623)	225,826	(6,298)	368,108	(9,921)
Asset-backed securities	10,649	(72)	53,835	(993)	64,484	(1,065)
Corporate bonds	112,929	(2,374)	726,388	(17,027)	839,317	(19,401)
Total fixed maturities	609,288	(7,853)	1,626,639	(41,345)	2,235,927	(49,198)
Equity securities:
Insurance, banks and other financial institutions	9,502	(878)	—	—	9,502	(878)
Industrial, consumer and all other	157,152	(9,605)	—	—	157,152	(9,605)
Total equity securities	166,654	(10,483)	—	—	166,654	(10,483)
Short-term investments	199,993	(3)	—	—	199,993	(3)
Total	$975,935	$(18,339)	$1,626,639	$(41,345)	$2,602,574	$(59,684)

At September 30, 2014, the Company held 676 securities with a total estimated fair value of $2.6 billion and gross unrealized losses of $59.7 million. Of these 676 securities, 483 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $1.6 billion and gross unrealized losses of $41.3 million. All 483 securities were fixed maturities, of which 474 are attributable to the investment portfolio acquired with the Alterra acquisition, for which a new amortized cost was established at fair value as of the Acquisition Date. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

c)The amortized cost and estimated fair value of fixed maturities at September 30, 2014 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$721,700	$727,576
Due after one year through five years	2,064,769	2,112,267
Due after five years through ten years	2,170,179	2,273,949
Due after ten years	3,582,410	3,768,822
	8,539,058	8,882,614
Commercial mortgage-backed securities	444,601	442,562
Residential mortgage-backed securities	1,007,664	1,018,306
Asset-backed securities	132,064	131,165
Total fixed maturities	$10,123,387	$10,474,647

d)The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Interest:
Municipal bonds (tax-exempt)	$24,505	$20,646	$72,796	$63,156
Municipal bonds (taxable)	13,523	7,810	35,133	20,471
Other taxable bonds	38,741	37,554	114,594	91,712
Short-term investments, including overnight deposits	1,530	1,042	4,612	2,316
Dividends on equity securities	14,678	12,059	46,042	35,600
Change in fair value of credit default swap	200	1,660	1,810	8,860
Income from equity method investments	2,253	8,828	7,294	15,711
Other	(466)	176	(374)	325
	94,964	89,775	281,907	238,151
Investment expenses	(3,868)	(3,583)	(11,927)	(9,363)
Net investment income	$91,096	$86,192	$269,980	$228,788

e)The following table summarizes the activity for credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Cumulative credit loss, beginning balance	$12,735	$21,370	$12,748	$21,370
Additions:
Other-than-temporary impairment losses not previously recognized	—	—	—	—
Increases related to other-than-temporary impairment losses previously recognized	—	—	—	—
Total additions	—	—	—	—
Reductions:
Sales or maturities of fixed maturities on which credit losses were recognized	—	—	(13)	—
Cumulative credit loss, ending balance	$12,735	$21,370	$12,735	$21,370

f)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Realized gains:
Sales of fixed maturities	$739	$4,933	$6,381	$6,031
Sales of equity securities	10,793	24,648	36,942	58,563
Other	134	398	11,958	451
Total realized gains	11,666	29,979	55,281	65,045
Realized losses:
Sales of fixed maturities	(1,658)	(18,741)	(17,805)	(19,585)
Sales of equity securities	(175)	—	(373)	(170)
Other-than-temporary impairments	(2,851)	—	(3,858)	(4,589)
Other	(2,787)	—	(4,536)	—
Total realized losses	(7,471)	(18,741)	(26,572)	(24,344)
Net realized investment gains	$4,195	$11,238	$28,709	$40,701
Change in net unrealized gains on investments:
Fixed maturities	$41,615	$(8,679)	$337,865	$(346,476)
Equity securities	(57,773)	117,899	160,936	457,505
Short-term investments	37	(13)	35	(15)
Net increase (decrease)	$(16,121)	$109,207	$498,836	$111,014

g)The following table presents other-than-temporary impairment losses recognized in net income and included in net realized gains by investment type.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$—	$—	$(1,242)
Commercial mortgage-backed securities	(61)	—	(61)	—
Residential mortgage-backed securities	—	—	—	(523)
Asset-backed securities	—	—	(197)	—
Corporate bonds	(46)	—	(46)	—
Total fixed maturities	(107)	—	(304)	(1,765)
Equity securities:
Insurance, banks and other financial institutions	(202)	—	(202)	—
Industrial, consumer and all other	(2,542)	—	(3,352)	(2,824)
Total equity securities	(2,744)	—	(3,554)	(2,824)
Total	$(2,851)	$—	$(3,858)	$(4,589)

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

Derivatives. The Company is a party to a credit default swap agreement, under which third party credit risk is transferred from a counterparty to the Company. At both September 30, 2014 and December 31, 2013, the notional amount of the credit default swap was $33.1 million, which represented the Company's aggregate exposure to losses if specified credit events involving third party reference entities occur. The credit default swap has a scheduled termination date of December 2014.

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

	September 30, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$710,394	$—	$710,394
Obligations of states, municipalities and political subdivisions	—	4,139,192	—	4,139,192
Foreign governments	—	1,620,786	—	1,620,786
Commercial mortgage-backed securities	—	442,562	—	442,562
Residential mortgage-backed securities	—	1,018,306	—	1,018,306
Asset-backed securities	—	131,165	—	131,165
Corporate bonds	—	2,412,242	—	2,412,242
Total fixed maturities	—	10,474,647	—	10,474,647
Equity securities:
Insurance, banks and other financial institutions	1,160,556	—	—	1,160,556
Industrial, consumer and all other	2,546,407	—	—	2,546,407
Total equity securities	3,706,963	—	—	3,706,963
Short-term investments	1,561,280	125,411	—	1,686,691
Total investments available-for-sale	$5,268,243	$10,600,058	$—	$15,868,301
Liabilities:
Derivative contracts	$—	$—	$420	$420

	December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$1,194,231	$—	$1,194,231
Obligations of states, municipalities and political subdivisions	—	3,075,715	—	3,075,715
Foreign governments	—	1,461,054	—	1,461,054
Commercial mortgage-backed securities	—	367,821	—	367,821
Residential mortgage-backed securities	—	870,248	—	870,248
Asset-backed securities	—	188,289	—	188,289
Corporate bonds	—	2,985,178	—	2,985,178
Total fixed maturities	—	10,142,536	—	10,142,536
Equity securities:
Insurance, banks and other financial institutions	1,015,083	—	—	1,015,083
Industrial, consumer and all other	2,236,715	—	—	2,236,715
Total equity securities	3,251,798	—	—	3,251,798
Short-term investments	1,312,561	139,727	—	1,452,288
Total investments available-for-sale	$4,564,359	$10,282,263	$—	$14,846,622
Liabilities:
Derivative contracts	$—	$—	$2,230	$2,230

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Derivatives, beginning of period	$620	$5,490	$2,230	$12,690
Total gains included in:
Net income	(200)	(1,660)	(1,810)	(8,860)
Other comprehensive income (loss)	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Derivatives, end of period	$420	$3,830	$420	$3,830
Net unrealized gains included in net income relating to liabilities held at September 30, 2014 and 2013 (1)	$200	$1,660	$1,810	$8,860

(1)	Included in net investment income in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during the quarter and nine months ended September 30, 2014 and 2013. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2014 and 2013.

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

	Quarter Ended September 30, 2014
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$619,510	$271,045	$206,125	$(230)		$—	$1,096,450
Net written premiums	520,511	194,639	166,848	(217)		—	881,781

Earned premiums	516,753	216,764	220,513	(23)		—	954,007
Losses and loss adjustment expenses:
Current accident year	(348,877)	(160,132)	(155,189)	—		—	(664,198)
Prior accident years	60,944	30,791	8,258	(6,761)		—	93,232
Underwriting, acquisition and insurance expenses	(202,765)	(81,706)	(65,874)	(148)		—	(350,493)
Underwriting profit (loss)	26,055	5,717	7,708	(6,932)		—	32,548
Net investment income	—	—	—	—		91,096	91,096
Net realized investment gains	—	—	—	—		4,195	4,195
Other revenues (insurance)	563	3,478	(864)	1,022		—	4,199
Other expenses (insurance)	(1,325)	(3,831)	—	(8,330)		—	(13,486)
Segment profit (loss)	$25,293	$5,364	$6,844	$(14,240)		$95,291	$118,552
Other revenues (non-insurance)							245,789
Other expenses (non-insurance)							(217,707)
Amortization of intangible assets							(13,505)
Interest expense							(29,648)
Income before income taxes							$103,481
U.S. GAAP combined ratio (1)	95%	97%	97%	NM	(2)		97%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Quarter Ended September 30, 2013
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$600,374	$274,724	$201,200	$—		$—	$1,076,298
Net written premiums	498,505	193,419	151,008	(1)		—	842,931

Earned premiums	465,775	224,237	229,712	(1)		—	919,723
Losses and loss adjustment expenses:
Current accident year	(326,941)	(140,449)	(143,293)	—		—	(610,683)
Prior accident years	67,626	38,521	3,624	(32,460)		—	77,311
Underwriting, acquisition and insurance expenses:
Transaction costs and other acquisition-related expenses (1)	(1,640)	(880)	(5,988)	—		—	(8,508)
All other expenses	(182,832)	(80,735)	(79,969)	(82)		—	(343,618)
Underwriting profit (loss)	21,988	40,694	4,086	(32,543)		—	34,225
Net investment income	—	—	—	—		86,192	86,192
Net realized investment gains	—	—	—	—		11,238	11,238
Other revenues (insurance)	1,402	(1,213)	1,583	160		—	1,932
Other expenses (insurance)	(6,292)	(1,167)	—	(8,789)		—	(16,248)
Segment profit (loss)	$17,098	$38,314	$5,669	$(41,172)		$97,430	$117,339
Other revenues (non-insurance)							172,580
Other expenses (non-insurance)							(150,318)
Amortization of intangible assets							(16,848)
Interest expense							(30,619)
Income before income taxes							$92,134
U.S. GAAP combined ratio (2)	95%	82%	98%	NM	(3)		96%

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

(3)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2014
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,876,114	$924,401	$999,036	$34		$—	$3,799,585
Net written premiums	1,554,847	694,311	855,930	335		—	3,105,423

Earned premiums	1,499,571	678,772	690,117	521		—	2,868,981
Losses and loss adjustment expenses:
Current accident year	(997,804)	(495,441)	(490,555)	—		—	(1,983,800)
Prior accident years	142,381	102,658	49,811	(34,725)		—	260,125
Underwriting, acquisition and insurance expenses	(595,208)	(250,157)	(226,109)	(511)		—	(1,071,985)
Underwriting profit (loss)	48,940	35,832	23,264	(34,715)		—	73,321
Net investment income	—	—	—	—		269,980	269,980
Net realized investment gains	—	—	—	—		28,709	28,709
Other revenues (insurance)	3,333	15,183	2,304	1,208		—	22,028
Other expenses (insurance)	(4,436)	(11,539)	(1,097)	(25,615)		—	(42,687)
Segment profit (loss)	$47,837	$39,476	$24,471	$(59,122)		$298,689	$351,351
Other revenues (non-insurance)							608,214
Other expenses (non-insurance)							(555,616)
Amortization of intangible assets							(40,992)
Interest expense							(89,136)
Income before income taxes							$273,821
U.S. GAAP combined ratio (1)	97%	95%	97%	NM	(2)		97%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2013
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,657,142	$820,909	$442,492	$35		$—	$2,920,578
Net written premiums	1,429,649	639,917	363,599	35		—	2,433,200

Earned premiums	1,239,857	595,300	433,937	35		—	2,269,129
Losses and loss adjustment expenses:
Current accident year	(850,039)	(403,783)	(291,287)	—		—	(1,545,109)
Prior accident years	209,941	94,021	9,077	(31,604)		—	281,435
Underwriting, acquisition and insurance expenses:
Transaction costs and other acquisition-related expenses (1)	(12,130)	(12,700)	(45,487)	—		—	(70,317)
All other expenses	(507,140)	(226,950)	(139,704)	217		—	(873,577)
Underwriting profit (loss)	80,489	45,888	(33,464)	(31,352)		—	61,561
Net investment income	—	—	—	—		228,788	228,788
Net realized investment gains	—	—	—	—		40,701	40,701
Other revenues (insurance)	11,945	3,497	2,537	479		—	18,458
Other expenses (insurance)	(14,447)	(3,762)	—	(13,039)		—	(31,248)
Segment profit (loss)	$77,987	$45,623	$(30,927)	$(43,912)		$269,489	$318,260
Other revenues (non-insurance)							486,222
Other expenses (non-insurance)							(428,394)
Amortization of intangible assets							(37,755)
Interest expense							(82,754)
Income before income taxes							$255,579
U.S. GAAP combined ratio (2)	94%	92%	108%	NM	(3)		97%

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

(3)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2014	December 31, 2013
Segment assets:
Investing	$18,122,501	$17,550,332
Underwriting	5,710,290	5,468,731
Total segment assets	23,832,791	23,019,063
Non-insurance operations	1,243,644	936,448
Total assets	$25,076,435	$23,955,511

7. Goodwill

As described in note 6, effective January 1, 2014, the Company redefined its segments. As a result, goodwill was reallocated as of December 31, 2013 using a relative fair value allocation approach. The following table presents the components of goodwill by reportable segment.

(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other(1)	Total
December 31, 2013	$280,579	$372,764	$122,745	$191,629	$967,717
Acquisitions	—	42,989	—	61,297	104,286
Foreign currency movements and other adjustments	—	(3,936)	—	(610)	(4,546)
September 30, 2014	$280,579	$411,817	$122,745	$252,316	$1,067,457

(1)	Amounts included in Other are related to the Company's non-insurance operations, which are not included in a reportable segment.

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

9. Other Revenues and Other Expenses

The following tables summarize the components of other revenues and other expenses.

	Quarter Ended September 30,
	2014		2013
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$3,812	$4,832	$1,450	$7,048
Life and annuity	1,022	8,330	160	8,789
Other	(635)	324	322	411
	4,199	13,486	1,932	16,248
Non-Insurance:
Markel Ventures: Manufacturing	169,754	148,690	136,323	119,345
Markel Ventures: Non-Manufacturing	70,303	64,728	36,257	30,973
Abbey: Consulting services	5,732	4,289	—	—
	245,789	217,707	172,580	150,318
Total	$249,988	$231,193	$174,512	$166,566

	Nine Months Ended September 30,
	2014		2013
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$17,764	$14,931	$15,761	$16,849
Life and annuity	1,208	25,615	479	13,039
Other	3,056	2,141	2,218	1,360
	22,028	42,687	18,458	31,248
Non-Insurance:
Markel Ventures: Manufacturing	395,448	355,480	381,324	336,167
Markel Ventures: Non-Manufacturing	199,457	185,648	104,898	92,227
Abbey: Consulting services	13,309	14,488	—	—
	608,214	555,616	486,222	428,394
Total	$630,242	$598,303	$504,680	$459,642

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

10. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended September 30,
	2014		2013
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$841,582	$875,191	$836,117	$818,854
Assumed	254,868	301,665	240,181	331,495
Ceded	(214,669)	(222,849)	(233,367)	(230,626)
Net premiums	$881,781	$954,007	$842,931	$919,723

	Nine Months Ended September 30,
	2014		2013
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$2,613,339	$2,556,350	$2,310,966	$2,076,682
Assumed	1,186,246	985,981	609,612	675,286
Ceded	(694,162)	(673,350)	(487,378)	(482,839)
Net premiums	$3,105,423	$2,868,981	$2,433,200	$2,269,129

The percentage of ceded earned premiums to gross earned premiums was 19% for the quarter and nine months ended September 30, 2014 and 20% and 18%, respectively, for the quarter and nine months ended September 30, 2013.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $91.1 million and $98.0 million, respectively, for the quarters ended September 30, 2014 and 2013 and $330.0 million and $179.9 million, respectively, for the nine months ended September 30, 2014 and 2013.

11. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net income to shareholders	$75,803	$65,599	$203,587	$182,257
Adjustment of redeemable noncontrolling interests	(1,259)	—	(3,843)	3,101
Adjusted net income to shareholders	$74,544	$65,599	$199,744	$185,358

Basic common shares outstanding	13,981	14,001	13,986	12,050
Dilutive potential common shares from conversion of options	11	16	11	11
Dilutive potential common shares from conversion of restricted stock	65	39	58	32
Diluted shares outstanding	14,057	14,056	14,055	12,093
Basic net income per share	$5.33	$4.69	$14.28	$15.38
Diluted net income per share	$5.30	$4.67	$14.21	$15.33

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the nine months ended September 30, 2014 and 2013.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2012	$946,933	$(1,075)	$(34,521)	$911,337
Other comprehensive income (loss) before reclassifications	107,433	(9,931)	—	97,502
Amounts reclassified from accumulated other comprehensive income	(27,866)	—	1,146	(26,720)
Total other comprehensive income (loss)	79,567	(9,931)	1,146	70,782
September 30, 2013	$1,026,500	$(11,006)	$(33,375)	$982,119

December 31, 2013	$1,131,507	$(11,246)	$(30,456)	$1,089,805
Other comprehensive income (loss) before reclassifications	348,214	(19,650)	—	328,564
Amounts reclassified from accumulated other comprehensive income	(15,752)	—	964	(14,788)
Total other comprehensive income (loss)	332,462	(19,650)	964	313,776
September 30, 2014	$1,463,969	$(30,896)	$(29,492)	$1,403,581

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$(1,895)	$35,765	$171,309	$43,840
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	31	(63)	600	(9)
Reclassification adjustments for net gains included in net income	(1,858)	(3,186)	(5,535)	(12,384)
Change in net unrealized gains on investments	(3,722)	32,516	166,374	31,447
Change in foreign currency translation adjustments	43	—	1,509	38
Change in net actuarial pension loss	80	67	241	286
Total	$(3,599)	$32,583	$168,124	$31,771

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(2,851)	$—	$(3,858)	$(4,589)
Net realized investment gains, excluding other-than-temporary impairment losses	9,699	10,840	25,145	44,839
Total before taxes	6,848	10,840	21,287	40,250
Income taxes	(1,858)	(3,186)	(5,535)	(12,384)
Reclassification of unrealized holding gains, net of taxes	$4,990	$7,654	$15,752	$27,866

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(400)	$(477)	$(1,205)	$(1,432)
Income taxes	80	67	241	286
Reclassification of net actuarial pension loss, net of taxes	$(320)	$(410)	$(964)	$(1,146)

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

The U.S. Insurance segment includes all direct business and facultative placements written by our insurance subsidiaries domiciled in the United States. The International Insurance segment includes all direct business and facultative placements written by our insurance subsidiaries domiciled outside of the United States, including our syndicate at Lloyd's of London (Lloyd's). The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions, are reported in the Other Insurance (Discontinued Lines) segment. Underwriting results attributable to Alterra, which were previously reported in our Alterra segment, are included in each of our underwriting segments effective May 1, 2013 (the Acquisition Date). All investing activities related to our insurance operations are included in the Investing segment.

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

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance. Principal lines of business include: property (including catastrophe-exposed property), auto, general casualty, credit, surety, workers' compensation, professional liability, and marine and energy. Our reinsurance product offerings are underwritten by our Global Reinsurance division, which is primarily comprised of business previously written by Alterra, and our Markel International division.

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

The financial results of those companies in which we own controlling interests have been consolidated in our financial statements. The financial results of those companies in which we hold a noncontrolling interest are accounted for under the equity method of accounting. Our strategy in making these investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

On July 23, 2014, the Company acquired 100% of the outstanding shares of Cottrell, Inc. (Cottrell), a privately held company headquartered in Gainesville, Georgia. Cottrell is a leading manufacturer of over-the-road car hauler equipment and related car hauler parts. Results attributable to Cottrell are included with the Company’s non-insurance operations, which are not included in a reportable segment.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Underwriting profit	$32,548	$34,225	$73,321	$61,561
Net investment income	91,096	86,192	269,980	228,788
Net realized investment gains	4,195	11,238	28,709	40,701
Other revenues	249,988	174,512	630,242	504,680
Amortization of intangible assets	(13,505)	(16,848)	(40,992)	(37,755)
Other expenses	(231,193)	(166,566)	(598,303)	(459,642)
Interest expense	(29,648)	(30,619)	(89,136)	(82,754)
Income tax expense	(26,657)	(25,167)	(68,355)	(70,673)
Net income attributable to noncontrolling interests	(1,021)	(1,368)	(1,879)	(2,649)
Net income to shareholders	$75,803	$65,599	$203,587	$182,257

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

Consolidated
The following table presents selected data from our underwriting operations.

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014		2013		2014		2013
Gross premium volume	$1,096,450		$1,076,298		$3,799,585		$2,920,578
Net written premiums	881,781		842,931		3,105,423		2,433,200
Net retention	80%		78%		82%		83%
Earned premiums	954,007		919,723		2,868,981		2,269,129
Losses and loss adjustment expenses	570,966		533,372		1,723,675		1,263,674
Underwriting, acquisition and insurance expenses	350,493		352,126	(1)	1,071,985		943,894	(1)
Underwriting profit	32,548		34,225		73,321		61,561

U.S. GAAP Combined Ratios (2)
U.S. Insurance	95%		95%		97%		94%
International Insurance	97%		82%		95%		92%
Reinsurance	97%		98%		97%		108%
Other Insurance (Discontinued Lines)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
Markel Corporation (Consolidated)	97%		96%		97%		97%

(1)
In connection with the acquisition of Alterra, we incurred transaction and other acquisition-related costs of $8.5 million and $70.3 million for the quarter and nine months ended September 30, 2013, respectively. For the nine months ended September 30, 2013, these costs include transaction costs totaling $16.0 million, which primarily consist of due diligence, legal and investment banking costs. For the quarter and nine months ended September 30, 2013, these costs also include severance costs of $3.5 million and $31.7 million, respectively, stay bonuses of $3.9 million and $10.0 million, respectively, and other compensation costs totaling $1.1 million and $12.6 million, respectively, related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition.

(2)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

(3)	NM – Ratio is not meaningful.

Our combined ratio was 97% for both the quarter and nine months ended September 30, 2014 compared to 96% and 97%, respectively, for the same periods of 2013. The quarter ended September 30, 2013 included transaction and other acquisition-related costs of $8.5 million, or one point on the combined ratio, related to the acquisition of Alterra, and $7.0 million, or one point, of underwriting losses related to catastrophe losses in the Reinsurance segment. The nine months ended September 30, 2013 included transaction and other acquisition-related costs of $70.3 million, or three points on the combined ratio, related to the acquisition of Alterra, and $32.4 million, or one point, of underwriting losses related to catastrophe losses in the Reinsurance segment. Excluding the impact of transaction and acquisition-related costs and catastrophes from both periods of 2013, the consolidated combined ratio increased in both periods of 2014 primarily due to a higher loss ratio in 2014 compared to 2013, partially offset by a lower expense ratio. The increase in the loss ratio for the quarter and nine months ended September 30, 2014 compared to the same periods of 2013, is primarily due to less favorable development on prior years' loss reserves. For financial reporting purposes, the net favorable development of pre-acquisition accident years' loss reserves for Alterra of $48.1 million was included in the current year losses and loss adjustment expenses in both periods of 2013. The decrease in the expense ratio for the quarter and nine months ended September 30, 2014 compared to the same periods of 2013 is primarily due to higher earned premiums compared to 2013.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 95% and 97%, respectively, for the quarter and nine months ended September 30, 2014 compared to 95% and 94%, respectively, for the same periods of 2013. For the nine months ended September 30, 2014, the increase in the combined ratio was due to less favorable development of prior accident years' loss reserves, partially offset by a lower current year loss ratio and a lower expense ratio.

For financial reporting purposes in 2013, the development on pre-acquisition accident years' loss reserves for Alterra was included in current year losses and loss adjustment expenses. For the quarter and nine months ended September 30, 2013, the U.S. Insurance segment's current accident year loss ratio included $14.7 million of unfavorable development on pre-acquisition accident years' loss reserves for Alterra primarily on long-tail casualty lines of business. Excluding the impact of the Alterra pre-acquisition loss reserve development, the current accident year loss ratio for the quarter ended September 30, 2014 was comparable to the same period of 2013 and for the nine months ended September 30, 2014 the ratio decreased compared to 2013. The decrease for the nine months was due to a favorable impact from higher earned premiums attributable to our Hagerty classic car program, which generally carries a lower loss ratio than other product lines in the U.S. Insurance segment.

The U.S. Insurance segment's combined ratio for the quarter and nine months ended September 30, 2014 included $60.9 million and $142.4 million, respectively, of favorable development on prior years' loss reserves compared to $67.6 million and $209.9 million of favorable development for the same periods in 2013. As stated above, unfavorable development on pre-acquisition accident years' loss reserves for Alterra of $14.7 million was included in current accident year losses in 2013 compared to slight favorable development for these same lines in prior years' losses for both periods of 2014. The redundancies on prior years' loss reserves experienced within the U.S. Insurance segment during 2014 and 2013 were most significant on our casualty product lines across several accident years. For the nine months ended September 30, 2014, favorable development on our casualty product lines was partially offset by adverse development of $17.6 million on our architects and engineers product line, primarily on the 2008 through 2013 accident years. The adverse development on this product line was driven by an increase in the frequency of high severity claims. Based on this experience, our actuaries increased their estimates of ultimate losses and management increased prior years' loss reserves accordingly. The quarter and nine months ended September 30, 2014 included $3.4 million and $5.3 million, respectively, of favorable development on Hurricane Sandy. The quarter and nine months ended September 30, 2013 included $5.4 million and $20.2 million, respectively, of favorable development on Hurricane Sandy.

The U.S. Insurance segment's expense ratio for the quarter ended September 30, 2014 was comparable to the expense ratio for the same period of 2013. The improvement in the expense ratio for the nine months ended September 30, 2014 was due in part to higher earned premiums compared to 2013. The increase in earned premiums was driven by a higher contribution of earned premiums attributable to Alterra in 2014 compared to 2013. Additionally, the nine months ended September 30, 2013 included $12.1 million, or one point, of transaction and acquisition-related costs attributable to the acquisition of Alterra.

International Insurance Segment

The combined ratio for the International Insurance segment was 97% and 95%, respectively, for the quarter and nine months ended September 30, 2014 compared to 82% and 92%, respectively, for the same periods of 2013. For the quarter ended September 30, 2014, the increase in the combined ratio included a higher current accident year loss ratio, less favorable development of prior years' loss reserves and a higher expense ratio. For the nine months ended September 30, 2014 a higher current accident year loss ratio was partially offset by a lower expense ratio.

For the quarter and nine months ended September 30, 2014, the increase in the International Insurance segment's current accident year loss ratio compared to the same periods of 2013 was primarily due to $23.7 million of favorable development on pre-acquisition accident years' loss reserves for Alterra that was included in current year losses in 2013. Excluding the impact of the Alterra pre-acquisition favorable loss reserve development in 2013, the current accident year loss ratio for the quarter and nine months ended September 30, 2014 increased compared to the same periods of 2013. The increase in the nine months ended September 30, 2014 was due to a higher contribution of premium from the Global Insurance division in 2014 compared to 2013. Our general and professional liability product lines within the Global Insurance division generally have higher attritional loss ratios than other products in the International Insurance segment.

The International Insurance segment's combined ratio for the quarter and nine months ended September 30, 2014 included $30.8 million and $102.7 million, respectively, of favorable development on prior years' loss reserves compared to $38.5 million and $94.0 million, respectively, of favorable development for the same periods of 2013. As stated above, favorable development on pre-acquisition accident years' loss reserves for Alterra of $23.7 million was included in current year losses in both periods of 2013. For the nine months ended September 30, 2014, the favorable development on prior years' loss reserves was most significant in the professional and financial risks, marine, and Elliott Special Risks units within the International Insurance segment, on the 2006 to 2012 accident years. The favorable development on prior years' loss reserves in both periods of 2013 was primarily on the 2008 to 2010 accident year in the marine, specialty and Elliott Special Risks units. The loss reserve redundancies for the quarter and nine months ended September 30, 2014 also included $2.0 million and $4.5 million, respectively, of favorable loss reserve development on the 2001 and prior accident years, compared to $8.9 million and $18.7 million, respectively, in the same periods of 2013.

The increase in the International Insurance segment's expense ratio for the quarter ended September 30, 2014 was primarily due to a decrease in earned premium in 2014 compared to the same period in 2013. The improvement in the expense ratio for the nine months ended September 30, 2014 compared with the same period of 2013 was primarily due to the impact of transaction and acquisition-related costs included in 2013. The nine months ended September 30, 2013 included $12.7 million of transaction and acquisition-related costs attributable to the acquisition of Alterra. The improvement in the expense ratio for the nine months ended September 30, 2014 was also due in part to higher earned premiums compared to 2013 and a favorable impact of higher earnings from the Global Insurance division in 2014. The Global Insurance division uses higher levels of reinsurance than the rest of the International Insurance segment, and the related ceding commissions result in a lower overall commission rate. The increase in earned premiums was driven by higher earned premiums attributable to Alterra in 2014 compared to 2013.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 97% for both the quarter and nine months ended September 30, 2014 compared to 98% and 108%, respectively, for the same periods of 2013. For the quarter and nine months ended September 30, 2014 the decrease in the combined ratio was driven by a lower expense ratio and more favorable development of prior year loss reserves, partially offset by a higher current year loss ratio compared to the same periods of 2013.

The improvement in the Reinsurance segment's expense ratio for the quarter and nine months ended September 30, 2014 was primarily due to the impact of transaction and acquisition-related costs incurred in 2013. The quarter and nine months ended September 30, 2013 included $6.0 million, or three points, and $45.5 million, or 10 points, respectively, of transaction and acquisition-related costs attributable to the acquisition of Alterra. Excluding the impact of transaction and acquisition-related costs in 2013, the expense ratio for the Reinsurance segment for the quarter ended September 30, 2014 was favorable compared to 2013 primarily due to an increase in experience-rated refunds. Excluding Alterra acquisition costs, the expense ratio for the nine months ended September 30, 2014 was comparable to 2013.

The Reinsurance segment's combined ratio for the quarter and nine months ended September 30, 2014 included $8.3 million and $49.8 million, respectively, of favorable development on prior years' loss reserves compared to $3.6 million and $9.1 million, respectively, of favorable development for the same periods of 2013. The favorable development on prior years' loss reserves in 2014 was across many lines of business, with the largest contribution from our short-tail property lines. Favorable development on pre-acquisition accident years' loss reserves for Alterra of $39.1 million was included in current year losses in 2013.

The Reinsurance segment's current accident year loss ratio for the quarter ended September 30, 2013 included $7.0 million, or three points, of catastrophe losses. The nine months ended September 30, 2013 included $32.4 million, or seven points, of catastrophe losses. As stated above, the quarter and nine months ended September 30, 2013 also included $39.1 million of favorable development on pre-acquisition accident years' loss reserves for Alterra that was included in current year losses. Excluding the impact of catastrophe losses and Alterra pre-acquisition loss reserve development in 2013, the current accident year loss ratio decreased for the quarter ended September 30, 2014 compared to the same period of 2013. The impact of applying our more conservative loss reserving philosophy to the Alterra products included in this segment was greater in the third quarter of 2013 than in the same period of 2014. Excluding the impact of catastrophe losses and Alterra pre-acquisition loss reserve development in 2013, the current accident year loss ratio increased for the nine months ended September 30, 2014 compared to the same period of 2013. The increase is primarily due to the impact of a higher contribution of premium in 2014 from Alterra long-tail casualty lines of business which generally carry higher attritional loss ratios than the rest of the segment.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $6.9 million and $34.7 million for the quarter and nine months ended September 30, 2014, respectively, compared to an underwriting loss of $32.5 million and $31.4 million, respectively, for the same periods of 2013.

The underwriting loss for the nine months ended September 30, 2014 included $27.2 million of adverse loss reserve development on asbestos and environmental (A&E) exposures recorded in the second quarter. The underwriting loss for the nine months ended September 30, 2013 included $28.4 million of adverse loss reserve development on A&E exposures recorded in the third quarter. We complete an annual review of A&E exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. We accelerated our annual review to the second quarter during 2014 due to activity on a small number of claims. For the quarter ended September 30, 2014, the favorable results compared to the same period of 2013 are due to the A&E exposure review timing.

During the annual reviews for both 2014 and 2013, we increased our expectation of the severity of the outcome of certain claims subject to litigation. As the ultimate outcome of known claims increases, our expected ultimate closure value on unreported claims also increases. As a result of these developments, we increased prior years' loss reserves accordingly. The need to increase A&E loss reserves in each of the past two years demonstrates that these reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our A&E loss reserves are not discounted to present value and are forecast to pay out over the next 40 to 50 years. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could be subject to increases in the future.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
U.S. Insurance	$619,510	$600,374	$1,876,114	$1,657,142
International Insurance	271,045	274,724	924,401	820,909
Reinsurance	206,125	201,200	999,036	442,492
Other Insurance (Discontinued Lines)	(230)	—	34	35
Total	$1,096,450	$1,076,298	$3,799,585	$2,920,578

Gross premium volume for the quarter and nine months ended September 30, 2014 increased 2% and 30%, respectively, compared to the same periods of 2013. The increase in gross premium volume for the nine months ended September 30, 2014 was due to the inclusion of premiums attributable to Alterra from May 1, 2013, which impacted all three of our ongoing underwriting segments in 2014. Foreign currency exchange rate movements did not have a significant impact on gross premium volume for the quarter and nine months ended September 30, 2014.

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

Net Written Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
U.S. Insurance	$520,511	$498,505	$1,554,847	$1,429,649
International Insurance	194,639	193,419	694,311	639,917
Reinsurance	166,848	151,008	855,930	363,599
Other Insurance (Discontinued Lines)	(217)	(1)	335	35
Total	$881,781	$842,931	$3,105,423	$2,433,200

Net retention of gross premium volume for the quarter and nine months ended September 30, 2014 was 80% and 82%, respectively, compared to 78% and 83%, respectively, for the same periods of 2013. As part of our underwriting philosophy, we have historically sought to offer products with limits that did not require significant reinsurance. Following the acquisition of Alterra, we have certain insurance and reinsurance products that use higher levels of reinsurance. We purchase reinsurance and retrocessional reinsurance in order to manage our net retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
U.S. Insurance	$516,753	$465,775	$1,499,571	$1,239,857
International Insurance	216,764	224,237	678,772	595,300
Reinsurance	220,513	229,712	690,117	433,937
Other Insurance (Discontinued Lines)	(23)	(1)	521	35
Total	$954,007	$919,723	$2,868,981	$2,269,129

Earned premiums for the quarter and nine months ended September 30, 2014 increased 4% and 26%, respectively, compared to the same periods of 2013. The increase in earned premiums for the nine months ended September 30, 2014 was driven by the inclusion of a full period of earnings on the legacy Alterra product offerings in all three of our ongoing underwriting segments. Also contributing to the increase in earned premiums was higher earned premiums from the Hagerty business, which we began writing in the first quarter of 2013. The U.S. Insurance segment included $52.2 million and $150.0 million of earned premiums from Hagerty for the quarter and nine months ended September 30, 2014, respectively, compared to $32.3 million and $53.2 million, respectively, for the same periods of 2013. Foreign currency exchange rate movements did not have a significant impact on earned premiums for the quarter and nine months ended September 30, 2014.

Investing Results

Net investment income for the third quarter of 2014 was $91.1 million compared to $86.2 million for the third quarter of 2013. Net investment income for the nine months ended September 30, 2014 was $270.0 million compared to $228.8 million for the same period of 2013. The increase in net investment income for the quarter ended September 30, 2014 is due to higher income from municipal bonds and higher dividend income due to an increase in our equity securities portfolio compared to 2013. The increase in net investment income for the nine months ended September 30, 2014 is primarily due to an increase in the contribution of net investment income attributable to the investment portfolio acquired through the Alterra acquisition in 2014 compared to 2013. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income. Net investment income for the quarter and nine months ended September 30, 2014 was net of $14.3 million and $46.9 million, respectively, of amortization expense as a result of establishing a new amortized cost for Alterra's fixed maturity securities as of the Acquisition Date, compared to $22.6 million and $39.2 million, respectively, for the quarter and nine months ended September 30, 2013.

Net realized investment gains for the third quarter of 2014 were $4.2 million compared to $11.2 million for the third quarter of 2013. For the nine months ended September 30, 2014, net realized investment gains were $28.7 million compared to $40.7 million for the same period of 2013. Net realized investment gains for the nine months ended September 30, 2014 included $3.9 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $4.6 million for the same period of 2013. Net realized investment gains for the quarter ended September 30, 2014 included $2.9 million of write downs for other-than-temporary declines in the estimated fair value of investments. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended September 30, 2013.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At September 30, 2014, we held securities with gross unrealized losses of $59.7 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at September 30, 2014. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Operating revenues	$240,057	$172,580	$594,905	$486,222
Net income to shareholders	$11,166	$7,684	$16,310	$18,171
EBITDA	$31,061	$23,906	$66,118	$64,241

Revenues from our Markel Ventures operations increased $67.5 million and $108.7 million for the quarter and nine months ended September 30, 2014, respectively, compared to the same periods of 2013. For the quarter ended September 30, 2014, the increase in revenues is primarily attributable to our acquisitions of Cottrell, Inc. (Cottrell) in July 2014 and Eagle Construction of VA LLC (Eagle) in August 2013 and higher revenues overall from our manufacturing and non-manufacturing operations. For the nine months ended September 30, 2014, higher revenues are primarily attributable to our acquisitions of Cottrell and Eagle. Net income to shareholders and EBITDA from our Markel Ventures operations increased for the quarter ended September 30, 2014 compared to the same period of 2013 primarily due to our acquisitions of Cottrell and Eagle. EBITDA from our Markel Ventures operations increased for the nine months ended September 30, 2014 compared to the same period of 2013 primarily due to our acquisitions of Cottrell and Eagle, partially offset by less favorable results in our existing manufacturing operations.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Markel Ventures EBITDA - Manufacturing	$23,024	$18,334	$46,355	$50,134
Markel Ventures EBITDA - Non-Manufacturing	8,037	5,572	19,763	14,107
Markel Ventures EBITDA - Total	31,061	23,906	66,118	64,241
Interest expense (1)	(3,629)	(2,456)	(8,392)	(7,009)
Income tax expense	(4,954)	(4,638)	(9,417)	(12,031)
Depreciation expense	(6,342)	(4,740)	(17,493)	(14,128)
Amortization of intangible assets	(4,970)	(4,388)	(14,506)	(12,902)
Markel Ventures net income to shareholders	11,166	7,684	16,310	18,171
Net income from other Markel operations	64,637	57,915	187,277	164,086
Net income to shareholders	$75,803	$65,599	$203,587	$182,257

(1)
Interest expense for the quarters ended September 30, 2014 and 2013 includes intercompany interest expense of $2.6 million and $1.6 million, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 includes intercompany interest expense of $5.8 million and $4.8 million, respectively.

Life and Annuity Benefits

The Other Insurance (Discontinued Lines) segment for the quarter ended September 30, 2014 included other revenues of $1.0 million and other expenses of $8.3 million, compared to other revenues of $0.2 million and other expenses of $8.8 million for the same period of 2013. The Other Insurance (Discontinued Lines) segment for the nine months ended September 30, 2014 included other revenues of $1.2 million and other expenses of $25.6 million, compared to other revenues of $0.5 million and other expenses of $13.0 million for the same period of 2013. The other revenues and other expenses included in the Other Insurance (Discontinued Lines) segment are related to the life and annuity reinsurance business, which was assumed through the acquisition of Alterra on May 1, 2013. This business is in run-off and we are not writing any new life and annuity reinsurance contracts. The life and annuity benefit reserves are recorded on a discounted present value basis using assumptions that were determined at the Acquisition Date. The accretion of this discount is recognized in the statement of income and comprehensive income as other expenses. Other revenues attributable to the life and annuity business included in the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

Interest Expense and Income Taxes

Interest expense was $29.6 million for the third quarter of 2014, slightly down from $30.6 million for the same period of 2013. Interest expense was $89.1 million for the nine months ended September 30, 2014 compared to $82.8 million for the same period of 2013. The increase in interest expense for the nine months ended September 30, 2014 is due to interest expense associated with our 6.25% unsecured senior notes and 7.20% unsecured senior notes which were assumed in connection with the acquisition of Alterra, partially offset by the repayment of our 6.80% unsecured senior notes in February 2013. Interest expense associated with our 6.25% and 7.20% unsecured senior notes for the quarter and nine months ended September 30, 2014 was $4.7 million and $14.2 million, respectively, compared to $5.3 million and $8.7 million, respectively, for the quarter and nine months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014 also increased due to the March 2013 issuance of our 3.625% unsecured senior notes and 5.0% unsecured senior notes.

The effective tax rate was 25% and 28% for the nine months ended September 30, 2014 and 2013, respectively. For both periods, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the effective tax rate was primarily due to anticipating a larger tax benefit related to tax-exempt investment income and a decrease in the estimated foreign earnings subject to U.S. tax in 2014 compared to 2013.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $36.5 million for the third quarter of 2014 compared to $144.4 million for the same period of 2013. Comprehensive income to shareholders for the third quarter of 2014 included a decrease in net unrealized gains on investments, net of taxes, of $12.4 million, a decrease in foreign currency translation adjustments, net of taxes, of $27.2 million and net income to shareholders of $75.8 million. Comprehensive income to shareholders for the third quarter of 2013 included an increase in net unrealized gains on investments, net of taxes, of $76.7 million and net income to shareholders of $65.6 million.

Comprehensive income to shareholders was $517.4 million for the nine months ended September 30, 2014 compared to $253.0 million for the same period of 2013. Comprehensive income to shareholders for the nine months ended September 30, 2014 included an increase in net unrealized gains on investments, net of taxes, of $332.5 million and net income to shareholders of $203.6 million. Comprehensive income to shareholders for the nine months ended September 30, 2013 included an increase in net unrealized gains on investments, net of taxes, of $79.6 million and net income to shareholders of $182.3 million.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $18.2 billion at September 30, 2014 compared to $17.6 billion at December 31, 2013. Net unrealized gains on investments, net of taxes, were $1.5 billion at September 30, 2014 compared to $1.1 billion at December 31, 2013. Equity securities were $3.7 billion, or 20% of invested assets, at September 30, 2014 compared to $3.3 billion, or 18% of invested assets, at December 31, 2013.

Net cash provided by operating activities was $536.6 million for the nine months ended September 30, 2014 compared to $542.5 million for the same period of 2013. The nine months ended September 30, 2014 included higher payments for income taxes compared to 2013. These payments were offset by higher cash flows from investment income during the first nine months of 2014, primarily as a result of investment income attributable to the investment portfolio acquired through the Alterra acquisition.

Net cash used by investing activities was $681.3 million for the nine months ended September 30, 2014 compared to net cash provided by investing activities of $513.5 million for the same period of 2013. During 2014, we continued repositioning the investment portfolio acquired through the Alterra acquisition to be more consistent with our historical investment portfolio allocation by replacing fixed maturity corporate and mortgage-backed securities with fixed maturity tax-exempt municipal securities and equity securities. We also allocated more cash and cash equivalents to short-term investments to achieve higher returns while still maintaining adequate liquidity. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management. The decrease in restricted cash of $203.6 million for the nine months ended September 30, 2014 was primarily due to net cash paid out of escrow to acquire Abbey. Net cash used by investing activities for the nine months ended September 30, 2014 included $316.3 million of cash, net of cash acquired, used to complete acquisitions. See note 3 of the notes to consolidated financial statements for a discussion of acquisitions. Net cash used by investing activities for the nine months ended September 30, 2014 was partially offset by a return of capital from our investment in New Point V Limited, a Bermuda-domiciled reinsurance company that offered fully-collateralized retrocessional reinsurance to the property catastrophe reinsurance market.

Net cash used by financing activities was $46.7 million for the nine months ended September 30, 2014 compared to net cash provided by financing activities of $189.5 million for the same period of 2013. On March 8, 2013, we issued $250 million of 3.625% unsecured senior notes due March 30, 2023 and $250 million of 5.0% unsecured senior notes due March 30, 2043. Net proceeds were approximately $491.2 million. On February 15, 2013, we repaid our 6.80% unsecured senior notes, which had an outstanding principal balance of $246.7 million. Cash of $25.9 million and $56.9 million was used to repurchase shares of our common stock during the first nine months of 2014 and 2013, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 24% at September 30, 2014 and 25% at December 31, 2013. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

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

Our holding company had $1.2 billion and $1.3 billion of invested assets at September 30, 2014 and December 31, 2013, respectively.

Shareholders' equity was $7.2 billion at September 30, 2014 and $6.7 billion at December 31, 2013. Book value per share increased to $514.06 at September 30, 2014 from $477.16 at December 31, 2013 primarily due to $517.4 million of comprehensive income to shareholders for the nine months ended September 30, 2014.

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

As of September 30, 2014, the carrying value of goodwill and intangible assets denominated in a foreign currency, which is not matched or hedged, was $275.9 million, compared to $86.3 million as of December 31, 2013. The increase is primarily due to the acquisition of 100% of the share capital of Abbey that was completed in January 2014. Abbey's goodwill and intangible assets are denominated in United Kingdom Sterling. During the nine months ended September 30, 2014, there were no other material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2014, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the nine months ended September 30, 2014, there were no material changes in the foreign exposures included in our fixed maturity portfolio.

The estimated fair value of our investment portfolio at September 30, 2014 was $18.2 billion, 80% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 20% of which was invested in equity securities. At December 31, 2013, the estimated fair value of our investment portfolio was $17.6 billion, 82% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 18% of which was invested in equity securities.

Our fixed maturities, equity securities and short-term investments are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third-party pricing service. The pricing service provides prices for substantially all of our fixed maturities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

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

During the third quarter of 2014, we completed the transition of a significant part of the acquired Alterra operations to our general ledger accounting system, which allows for additional financial reporting functionality and efficiency.

There were no other changes in our internal control over financial reporting during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
we have substantial investments in municipal bonds (approximately $4.1 billion at September 30, 2014) and, although no more than 11% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

•	we cannot predict the impacts that health epidemics and pandemics may have on our business operations and claims activity;

•	we cannot predict the impact of the implementation of U.S. health care reform legislation and regulations under that legislation on our business;

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended September 30, 2014.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2014 through July 31, 2014	—	—	—	$287,867
August 1, 2014 through August 31, 2014	13,200	$634.98	13,200	$279,485
September 1, 2014 through September 30, 2014	—	—	—	$279,485
Total	13,200	$634.98	13,200	$279,485

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November 2014.

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

4.1
Form of Credit Agreement dated as of August 1, 2014 among Markel Corporation, Markel Bermuda Limited, Alterra Reinsurance USA Inc., Alterra Finance LLC, Alterra USA Holdings Limited, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, Administrative Agent, a Fronting Bank and Swingline Lender (4.1)[d]

4.2
Credit Agreement, dated as of December 16, 2011, among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent (4.5)[e]

4.3
First Amendment and Consent dated as of February 7, 2013, to the Credit Agreement among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent (4.6)[e]

4.4
Form of Second Amendment dated as of March 14, 2014, to the Credit Agreement among Alterra Capital Holdings Limited, Markel Bermuda Limited (f/k/a Alterra Bermuda Limited), the lenders party thereto and Bank of America, N.A., as Administrative Agent (4.7)[f]

4.5	Form of Guaranty Agreement by Markel Corporation dated March 14, 2014 in connection with the Credit Agreement dated December 16, 2011 (4.8)[f]

4.6
Form of Third Amendment dated as of August 1, 2014, to the Credit Agreement among Alterra Capital Holdings Limited, Markel Bermuda Limited (f/k/a Alterra Bermuda Limited), the lenders party thereto and Bank of America, N.A., as Administrative Agent (4.6)[d]

4.7	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)[g]

4.8
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[h]

4.9
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[i]

4.10
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[j]

4.11
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[k]

4.12
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[l]

4.13
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.3)[l]

4.14	Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (4.14)[e]

4.15
Form of First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (4.15)[e]

4.16	Form of Second Supplemental Indenture dated as of June 30, 2014 among Alterra Finance LLC, Alterra Capital Holdings Limited and the Bank of New York Mellon, as Trustee (4.16)[d]

4.17	Form of Guaranty Agreement by Markel Corporation dated as of June 30, 2014 in connection with the Alterra Finance LLC 6.25% Senior Notes due 2020 (4.17)[d]

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant's subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2014 and the respective Notes thereto, included in this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on December 19, 2012.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 13, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on November 18, 2011.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2014.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2013.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2014.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 5, 2001.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on August 11, 2004.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on September 21, 2009.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 31, 2011.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

*	Filed with this report.