Form 10-K
period 2014-12-31
MARKEL CORP
filed 2015-02-27
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014
Commission File Number 001-15811
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of June 30, 2014 was approximately $8,808,000,000.
The number of shares of the registrant's Common Stock outstanding at February 9, 2015: 13,962,386.
Documents Incorporated By Reference
The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2015, referred to in Part III.

Index and Cross References-Form 10-K Annual Report

Item No.			Page
Part I
1.	Business		2-26, 127-128
1A.	Risk Factors		22-26
1B.	Unresolved Staff Comments		NONE
2.	Properties (note 6 and note 16)		50-51, 68
3.	Legal Proceedings (note 16)		68
4.	Mine Safety Disclosures		NONE
Part II
5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		83, 127
6.	Selected Financial Data		27-28
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations		87-126
7A.	Quantitative and Qualitative Disclosures About Market Risk		120-123
8.	Financial Statements and Supplementary Data The response to this item is submitted in Item 15 and on page 83.
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure		NONE
9A.	Controls and Procedures		85-86, 124
9B.	Other Information		NONE
Part III
10.	Directors, Executive Officers and Corporate Governance*		129
	Code of Conduct		128
11.	Executive Compensation*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13.	Certain Relationships and Related Transactions, and Director Independence*
14.	Principal Accounting Fees and Services*
*Portions of Item 10 and Items 11, 12, 13 and 14 will be incorporated by reference from the Registrant's Proxy Statement for its 2015 Annual Meeting of Shareholders pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV
15.	Exhibits, Financial Statement Schedules
	a.	Documents filed as part of this Form 10-K
(1) Financial Statements
	Consolidated Balance Sheets		29
	Consolidated Statements of Income and Comprehensive Income		30
	Consolidated Statements of Changes in Equity		31
	Consolidated Statements of Cash Flows		32
	Notes to Consolidated Financial Statements		33-83
	Reports of Independent Registered Public Accounting Firm		84-85
(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements and Notes thereto.
(3) See Index to Exhibits on page 130 for a list of Exhibits filed as part of this report
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

We distinguish ourselves in the reinsurance market by the expertise of our underwriting teams, our access to global reinsurance markets, our ability to offer large lines and our ability to customize reinsurance solutions to fit our client's needs. Our specialty reinsurance product offerings include coverage for general casualty, professional liability, property, automobile and credit and surety risks.

Markets

In the United States, we write business in the excess and surplus lines (E&S) and specialty admitted insurance and reinsurance markets. In 2013, the E&S market represented approximately $38 billion, or 7%, of the approximately $546 billion United States property and casualty industry.(1) In 2013, we were the sixth largest E&S writer in the United States as measured by direct premium writings.(1)

Our E&S insurance operations are conducted through Essex Insurance Company (Essex) and Alterra Excess & Surplus Insurance Company (AESIC), both domiciled in Delaware, and Evanston Insurance Company (Evanston), domiciled in Illinois. The majority of our specialty admitted insurance operations are conducted through Markel Insurance Company (MIC), domiciled in Illinois; Markel American Insurance Company (MAIC), domiciled in Virginia; FirstComp Insurance Company (FCIC), domiciled in Nebraska; Essentia Insurance Company (Essentia), domiciled in Missouri; and Alterra America Insurance Company (AAIC), domiciled in Delaware. Our United States reinsurance operations are conducted through Alterra Reinsurance USA Inc. (Alterra Re USA), a Delaware-domiciled reinsurance company.

In Europe, we participate in the London insurance market through Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for Markel Syndicate 3000, through which our Lloyd's of London (Lloyd's) operations are conducted. Markel Syndicate 3000 is managed by Markel Syndicate Management Limited (MSM). In 2013, our Lloyd's operations also included Lloyd's Syndicate 1400, which is also managed by MSM. Business previously written by Alterra on Lloyd's Syndicate 1400 is now being written on Markel Syndicate 3000 and MSM continues to manage the run-off of Lloyd's Syndicate 1400. Markel Capital and MIICL are headquartered in London, England and have offices across the United Kingdom, Europe, Canada, Latin America, Asia Pacific and the Middle East through which we are able to offer insurance and reinsurance. The London insurance market, which produced approximately $68 billion of gross written premium in 2013,(2) is the largest insurance market in Europe and third largest in the world.(3) In 2013, gross premium written through Lloyd's syndicates generated roughly 60% of the London market's international insurance business,(2) making Lloyd's the world's largest commercial surplus lines insurer(1) and fourth largest reinsurer.(4) Corporate capital providers often provide a majority of a syndicate's capacity and also generally own or control the syndicate's managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2013, corporate capital providers accounted for approximately 88% of total underwriting capacity in Lloyd's.(5) Through 2014, our other European insurance and reinsurance operations primarily have been conducted through Markel Europe plc (Markel Europe), which is headquartered in Dublin, Ireland. Beginning January 1, 2015, business previously underwritten by Markel Europe generally will be underwritten by MIICL.

In Latin America, we provide reinsurance through MIICL, using our representative office in Bogota, Colombia, and our service company in Buenos Aires, Argentina; through Markel Resseguradora do Brasil S.A. (Markel Brazil), our reinsurance company in Rio de Janeiro, Brazil; and through Markel Syndicate 3000, using Lloyd's admitted status in Rio de Janeiro. Additionally, MIICL and Markel Syndicate 3000 are able to offer reinsurance in a number of Latin American countries through offices outside of Latin America.

In Bermuda, we write business in the worldwide insurance and reinsurance markets. Bermuda's share of the global reinsurance market was approximately 8% in 2013.(6) We conduct our Bermuda operations through Markel Bermuda Limited (Markel Bermuda), which is registered as a Class 4 insurer and Class C long-term insurer under the insurance laws of Bermuda.

Our reinsurance operations, which include our operations based in the United States, the United Kingdom, Latin America and Bermuda, as described above, made us the 34th largest reinsurer in 2013, as measured by worldwide gross reinsurance premium writings.(4)

(1) U.S. Surplus Lines Segment Review Special Report, A.M. Best (September 15, 2014).
(2) London Company Market Statistics Report, International Underwriting Association (October 2014).
(3) UK Insurance Key Facts, Association of British Insurers (2014).
(4) Global Reinsurance Segment Review Special Report, A.M. Best (September 8, 2014).
(5) Lloyd's Annual Report 2013.
(6) Bermuda Insurance Market Report 2014, Deloitte Limited (2014).

In 2014, 27% of consolidated gross premium writings related to foreign risks (i.e., coverage for risks located outside of the United States), of which 34% were from the United Kingdom and 10% were from Canada. In 2013, 25% of our premium writings related to foreign risks, of which 25% were from the United Kingdom and 13% were from Canada. In 2012, 30% of our premium writings related to foreign risks, of which 20% were from the United Kingdom and 16% were from Canada. In each of these years, there was no other individual foreign country from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

Most of our business is placed through insurance and reinsurance brokers. Some of our insurance business is also placed through managing general agents. We seek to develop and capitalize on relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. A significant volume of premium for the property and casualty insurance and reinsurance industry is produced through a small number of large insurance and reinsurance brokers. During the years ended December 31, 2014 and 2013, the top three independent brokers accounted for approximately 28% and 24%, respectively, of our gross premiums written.

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

We have experienced soft insurance market conditions, including price deterioration in virtually all of our product lines, since the mid-2000s. Beginning in 2012, prices stabilized and we have generally seen low to mid-single digit favorable rate changes in many of our product lines as market conditions improved and revenues, gross receipts and payrolls of our insureds were favorably impacted by improving economic conditions; however, during the latter part of 2013 and continuing into 2014, we have experienced softening prices on our international catastrophe-exposed property product lines and in our property reinsurance book. Despite stabilization of prices on certain product lines during the most recent three years, we still consider the overall property and casualty insurance market to be soft. We routinely review the pricing of our major product lines and will continue to pursue price increases for most product lines in 2015, when possible. However, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

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

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2014, our combined ratio was 95%. See Management's Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

The following graph compares our combined ratio to the property and casualty industry's combined ratio for the past five years.

Underwriting Segments

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

The U.S. Insurance segment includes all direct business and facultative placements written by our insurance subsidiaries domiciled in the United States. The International Insurance segment includes all direct business and facultative placements written by our insurance subsidiaries domiciled outside of the United States, including our syndicate at Lloyd's. The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions, are reported in the Other Insurance (Discontinued Lines) segment. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits. Underwriting results attributable to Alterra are included in each of our underwriting segments effective May 1, 2013. Alterra previously offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of life and annuity reinsurance business are included in our Other Insurance (Discontinued Lines) segment.

See note 19 of the notes to consolidated financial statements for additional segment reporting disclosures.

Markel Corporation
2014 Consolidated Gross Premium Volume ($4.8 billion)

U.S. Insurance Segment

Our U.S. Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. Business in this segment is written through our Wholesale, Specialty and Global Insurance divisions.
Wholesale Division
The Wholesale division writes commercial risks, primarily on an excess and surplus lines basis. The E&S market focuses on hard-to-place risks and loss exposures that generally cannot be written in the standard market. United States insurance regulations generally require an E&S account to be declined by admitted carriers before an E&S company may write the business. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard market.

Our E&S business is written through two distribution channels, professional surplus lines general agents who have limited quoting and binding authority and wholesale brokers. The majority of our E&S business produced by this segment is written on a surplus lines basis through Essex, Evanston or AESIC.

Specialty Division
The Specialty division writes program insurance and other specialty coverages for well-defined niche markets, primarily on an admitted basis. Our business written in the admitted market focuses on risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Hard-to-place risks written in the admitted market cover insureds engaged in similar, but highly specialized activities who require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans.

The majority of our business written in the Specialty division is written by retail insurance agents who have very limited underwriting authority. Agents are carefully selected and agency business is controlled through regular audits and pre- approvals. Certain products and programs are marketed directly to consumers or distributed through wholesale producers. Personal lines coverages included in this segment are marketed directly to the consumer using direct mail, internet and telephone promotions, as well as relationships with various motorcycle and boat manufacturers, dealers and associations.

The majority of the business produced by this division is written either through MIC, MAIC, FCIC or Essentia. MIC, MAIC and Essentia are licensed to write property and casualty insurance in all 50 states and the District of Columbia. MAIC is also licensed to write property and casualty insurance in Puerto Rico. Essentia specializes in coverage for classic cars and boats. FCIC is currently licensed in 28 states and specializes in workers' compensation coverage.

Global Insurance Division
The Global Insurance division writes risks outside of the standard market on both an admitted and non-admitted basis and is comprised of business previously written by Alterra. The portion of Global Insurance division business written by our U.S. insurance subsidiaries is included in this segment, and the remainder is included in the International Insurance segment. U.S. business produced by this division is primarily written on either AESIC or AAIC. AESIC is authorized to write property and casualty insurance in 49 states and the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. AAIC is licensed to write property and casualty insurance in all 50 states and the District of Columbia.

Our U.S. Insurance segment reported gross premium volume of $2.5 billion, earned premiums of $2.0 billion and an underwriting profit of $99.3 million in 2014.

U.S. Insurance Segment
2014 Gross Premium Volume ($2.5 billion)

Product offerings within the U.S. Insurance segment fall within the following major product groupings:

•	General Liability

•	Professional Liability

•	Property

•	Personal Lines

•	Programs

•	Workers' Compensation

•	Other Product Lines

General Liability product offerings include a variety of primary and excess liability coverages targeting apartments and office buildings, retail stores and contractors, as well as business in the life sciences, energy, medical, recreational and hospitality industries. Specific products include the following:

•	excess and umbrella products, which provide coverage over approved underlying insurance carriers on either an occurrence or claims-made basis;

•	products liability products, which provide coverage on either an occurrence or claims-made basis to manufacturers, distributors, importers and re-packagers of manufactured products;

•	environmental products, which include environmental consultants' professional liability, contractors' pollution liability and site-specific environmental impairment liability coverages; and

•
casualty facultative reinsurance written for individual casualty risks focusing on general liability, products liability, automobile liability and certain classes of miscellaneous professional liability and targeting classes which include low frequency, high severity general liability risks.

Professional liability coverages include unique solutions for highly specialized professions, including architects and engineers, lawyers, agents and brokers, service technicians and computer consultants. We offer claims-made medical malpractice coverage for doctors and dentists; claims-made professional liability coverage to individual healthcare providers such as therapists, pharmacists, physician assistants and nurse anesthetists; and coverages for medical facilities and other allied healthcare risks such as clinics, laboratories, medical spas, home health agencies, small hospitals, pharmacies and senior living facilities. Other professional liability coverages include union liability, executive liability for financial institutions and Fortune 1000 companies, and management liability. Our management liability coverages, which can be bundled or written monoline, include employment practices liability, directors' and officers' liability and fiduciary liability coverages. Additionally, we offer a data privacy and security product, which provides coverage for data breach and privacy liability, data breach loss to insureds and electronic media coverage.

Property coverages consist principally of fire, allied lines (including windstorm, hail and water damage) and other specialized property coverages, including catastrophe-exposed property risks such as earthquake and wind on both a primary and excess basis. Catastrophe-exposed property risks are typically larger and are lower frequency and higher severity in nature than more standard property risks. Our property risks range from small, single-location accounts to large, multi-state, multi-location accounts. Other types of property products include:

•
inland marine products, which provide a number of specialty coverages for risks such as motor truck cargo coverage for damage to third party cargo while in transit, warehouseman's legal liability coverage for damage to third party goods in storage, contractor's equipment coverage for first party property damage, builder's risk coverage and fine arts coverage; and

•	railroad-related products, which provide first party coverages for short-line and regional railroads, scenic and tourist railroads, commuter and light rail trains and railroad equipment.

Personal lines products provide first and third party coverages for classic cars and a variety of personal watercrafts including vintage boats, high performance boats and yachts and recreational vehicles, such as motorcycles, snowmobiles and ATVs. Based on the seasonal nature of much of our personal lines business, we generally will experience higher claims activity during the second and third quarters of the year. Additionally, property coverages are offered for mobile homes, dwellings and homeowners that do not qualify for standard homeowner's coverage. Other products offered include special event protection, supplemental natural disaster coverage, renters' protection coverage and excess flood coverage.

Program business included in this segment is offered on a monoline or package basis and generally targets specialized commercial markets and customer groups. Targeted groups include youth and recreation oriented organizations and camps, child care operators, social service organizations, museums and historic homes, performing arts organizations, senior living facilities and wineries. Other program business written in this segment includes:

•	general agent programs that use managing general agents to offer single source admitted and non-admitted programs for a specific class or line of business;

•	first and third party coverages for small fishing ventures, charters, utility boats and boat rentals; and

•	property and liability coverages for farms and animal boarding, breeding and training facilities.

Workers' compensation products provide wage replacement and medical benefits to employees injured in the course of employment and target main-street, service and artisan contractor businesses, retail stores and restaurants.

Other product lines within the U.S. Insurance segment include:

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

•
ocean marine products, which provide general liability, professional liability, property and cargo coverages for marine artisan contractors, boat dealers and marina owners including hull physical damage, protection and indemnity and third party property coverages for ocean cargo; and

•	coverages for equine-related risks, such as horse mortality, theft, infertility, transit and specified perils.

International Insurance Segment

Our International Insurance segment writes risks that are characterized by either the unique nature of the exposure or the high limits of insurance coverage required by the insured. Business included in this segment is produced through our Markel International and Global Insurance divisions.

Markel International Division
The Markel International division writes business worldwide from our London-based platform, including Markel Syndicate 3000, through which our Lloyd's operations are conducted, and MIICL. The London insurance market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. Hard-to-place risks in the London market are generally distinguishable from standard risks due to the complexity or significant size of the risk. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. Risks written in the Markel International division are written on either a direct basis or a subscription basis, the latter of which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's syndicate, often due to the high limits of insurance coverage required. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

Global Insurance Division
Global Insurance division business written by our non-U.S. insurance subsidiaries, which primarily targets Fortune 1000 accounts, is included in the International segment. The Global Insurance division is comprised of business previously written by Alterra and is written through Markel Bermuda and MIICL, as well as Markel Europe through 2014.

In 2014, 67% of gross premium written in the International Insurance segment related to foreign risks, of which 37% was from the United Kingdom and 14% was from Canada. In 2013, 68% of gross premium written in the International Insurance segment related to foreign risks, of which 24% was from the United Kingdom and 17% was from Canada. In 2012, 85% of gross premium written in the International Insurance segment related to foreign risks, of which 20% was from the United Kingdom and 18% was from Canada. In each of these years, there was no other individual foreign country from which premium writings were material.

Our International Insurance segment reported gross premium volume of $1.2 billion, earned premiums of $909.7 million and an underwriting profit of $67.3 million in 2014.

International Insurance Segment
2014 Gross Premium Volume ($1.2 billion)
Product offerings within the International segment fall within the following major product groupings:

•	Professional Liability

•	Marine and Energy

•	General Liability

•	Property

•	Other Product Lines

Professional liability products are written on a worldwide basis and include professional indemnity, directors' and officers' liability, errors and omissions, employment practices liability and intellectual property. Our target industries include U.S. and international public companies, as well as large professional firms, including lawyers, financial institutions, accountants, consultants, and architects and engineers.

Marine and energy products include a portfolio of coverages for cargo, energy, hull, liability, war, terrorism and specie risks. The cargo account is an international transit-based book covering many types of cargo. Energy coverage includes all aspects of oil and gas activities. The hull account covers physical damage to ocean-going tonnage, yachts and mortgagees' interests. Liability coverage provides for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators and ship repairers. The war account covers the hulls of ships and aircraft, and other related interests, against war and associated perils. Terrorism coverage provides for property damage and business interruption related to political violence including war and civil war. The specie account includes coverage for fine art on exhibition and in private collections, securities, bullion, precious metals, cash in transit and jewelry.

General liability products are written on a worldwide basis and include general and products liability coverages targeting consultants, construction professionals, financial service professionals, professional practices, social welfare organizations and medical products. We also write excess liability coverage, which includes excess product liability, excess medical malpractice and excess product recall insurance in the following industries: healthcare, pharmaceutical, medical products, life sciences, transportation, heavy industrial and energy.

Property products target a wide range of insureds, providing coverage ranging from fire to catastrophe perils such as earthquake and windstorm. Business is written primarily on an open market basis for direct and facultative risks targeting Fortune 1000 and large, multi-national companies on a worldwide basis. We also provide property coverage for small to medium-sized commercial risks on both a stand-alone and package basis.

Other product lines within the International Insurance segment include:

•	crime coverage primarily targeting financial institutions and providing protection for bankers' blanket bond, computer crime and commercial fidelity;

•	contingency coverage including event cancellation, non-appearance and prize indemnity;

•	accident and health coverage targeting affinity groups and schemes, high value and high risks accounts and sports groups;

•	coverage for equine-related risks such as horse mortality, theft, infertility, transit and specified perils;

•	specialty coverages include mortality risks for farms, zoos, animal theme parks and safari parks; and

•
short-term trade credit coverage for commercial risks, including insolvency and protracted default as well as political risks coverage in conjunction with commercial risks for currency inconvertibility, government action, import and export license cancellation, public buyer default and war.

Reinsurance Segment

Our Reinsurance segment includes property and casualty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Our reinsurance products may include features such as contractual provisions that require our cedent to share in a portion of losses resulting from ceded risks, may require payment of additional premium amounts if we incur greater losses than those projected at the time of the execution of the contract, may require reinstatement premium to restore the coverage after there has been a loss occurrence or may provide for experience refunds if the losses we incur are less than those projected at the time the contract is executed. Our reinsurance product offerings are underwritten by our Global Reinsurance division and our Markel International division. The Global Reinsurance division operates from platforms in the United States, Bermuda and Europe and is primarily comprised of business previously written by Alterra. Business written in the Global Reinsurance division is produced through Alterra Re USA and Markel Bermuda. Alterra Re USA is licensed or accredited to provide reinsurance in all 50 states and the District of Columbia. The Markel International division conducts its reinsurance operations from its London- based platform, as described above, and from its platform in Latin America, which includes Markel Brazil.

In 2014, 43% of gross premium written in the Reinsurance segment related to foreign risks, of which 31% was from the United Kingdom. In 2013, 42% of gross premium written in the Reinsurance segment related to foreign risks, of which 27% was from the United Kingdom. In 2012, 55% of gross premium written in the Reinsurance segment related to foreign risks, of which 22% was from the United Kingdom. In each of these years, there was no other individual foreign country from which premium writings were material.
Our Reinsurance segment reported gross premium volume of $1.1 billion, earned premiums of $908.4 million and an underwriting profit of $38.9 million in 2014.

Reinsurance Segment
2014 Gross Premium Volume ($1.1 billion)
Product offerings within the Reinsurance segment fall within the following major product groupings:

•	Property

•	Casualty

•	Auto

•	Other

Property treaty products are offered on an excess of loss and quota share basis for catastrophe, per risk and retrocessional exposures worldwide. Our catastrophe exposures are generally written on an excess of loss basis and target both personal and commercial lines of business providing coverage for losses from natural disasters, including hurricanes, wind storms and earthquakes. We also reinsure individual property risks such as buildings, structures, equipment and contents and provide coverage for both personal lines and commercial property exposures. Our retrocessional products provide coverage for all types of underlying exposures and geographic zones. A significant portion of the property treaty business covers United States exposures, with the remainder coming from international property exposures.

Our casualty treaty reinsurance programs are written on a quota share and excess of loss basis and include general liability, professional liability, workers' compensation, medical malpractice and environmental impairment liability. General liability reinsurance includes umbrella and excess casualty products that are written worldwide. Our professional liability reinsurance programs are offered worldwide and consist of directors and officers liability, including publicly traded, private, and non-profit companies in both commercial and financial institution arenas; lawyers errors and omissions for small, medium and large-sized law firms; accountants errors and omissions for small and medium-sized firms; technology errors and omissions and cyber liability focusing on network security and privacy exposures. Our workers' compensation business includes catastrophe-exposed workers' compensation business. Medical malpractice reinsurance products are offered in the United States and include quota share, excess of loss and stop loss coverage for physician and surgeon medical malpractice specialty writers, member-owned hospital writers focusing on small-to-medium size facilities, national hospital writers focused on primary or lower excess layers on medium size facilities and long-term care writers focused on privately held, religious based or state sponsored non-profit programs. Environmental treaty reinsurance provides coverage for pollution legal liability, contractors pollution and professional liability exposures on both a nationwide and regional basis within the United States.

Auto reinsurance treaty products are offered on a quota share and excess of loss basis and include commercial and non standard personal auto exposures predominantly in the United States. Commercial auto coverage is provided to national and regional carriers while non standard personal auto coverage is offered to regional and single state ceding companies. Our auto reinsurance treaty products previously included exposures in the United Kingdom; however, we ceased writing any new auto business in the United Kingdom in 2014.

Other treaty reinsurance products offered in the Reinsurance segment include:

•	aviation, which includes commercial airline hull and liability coverage as well as general aviation for risks worldwide;

•	structured and whole turnover credit, political risk, mortgage and contract and commercial surety reinsurance programs covering worldwide exposures;

•	onshore and offshore marine and energy risks on a worldwide basis, including hull, cargo and liability;

•	agriculture reinsurance for Multi-Peril Crop Insurance, hail and related exposures, covering risks located in the United States and Canada; and

•
public entity reinsurance products, which offer customized programs for government risk solutions, including counties, municipalities, schools, public housing authorities and special districts (e.g. water, sewer, parks) located in the United States. Types of coverage include general liability, property, environmental impairment liability, data breach, workers' compensation and errors and omissions.

Ceded Reinsurance

We purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. In a retrocession transaction, a reinsurer transfers, or cedes, all or part of its exposure in return for a portion of the premium. Following the acquisition of Alterra, we have more insurance and reinsurance products that have typically required higher levels of reinsurance than our historical product offerings required. We purchase catastrophe reinsurance coverage for our catastrophe-exposed policies, and we seek to manage our exposures under this coverage so that no exposure to any one reinsurer is material to our ongoing business. Net retention of gross premium volume was 82% in 2014 and 83% in 2013. We do not purchase or sell finite reinsurance products or use other structures that would have the effect of discounting loss reserves.

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

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2014. The contractual obligations under reinsurance and retrocessional contracts are typically with individual subsidiaries of the group or syndicates at Lloyd's and are not typically guaranteed by other group members or syndicates at Lloyd's. These ten reinsurance groups represent approximately 63% of our $2.0 billion reinsurance recoverable balance before considering allowances for bad debts.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Fairfax Financial Group	A	$203,119
Munich Re Group	A+	200,172
AXIS Capital Holdings Limited	A+	156,005
Lloyd's of London	A	136,340
Alleghany Corporation	A	133,683
Partner Re Group	A+	116,218
Platinum Underwriters Holdings Ltd	A	110,898
Swiss Re Group	A+	83,354
XL Capital Group	A	68,609
Arch Insurance Group	A+	68,042
Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		1,276,440
Total reinsurance recoverable on paid and unpaid losses		$2,030,688

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

See note 15 of the notes to consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations for additional information about our ceded reinsurance programs and exposures.

Investments

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds while minimizing underwriting risk. The majority of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominantly in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. When purchasing equity securities, we seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term. Substantially all of our investment portfolio is managed by company employees.

The investment portfolio acquired through the Alterra acquisition was comprised of hedge funds, equity method investments and fixed maturities that were generally longer duration than our historical fixed maturity portfolio. In order to align the acquired investment portfolio with Markel's investment philosophy and target investment portfolio allocations, we have liquidated substantially all of the hedge fund portfolio and continue to increase our holdings in equity securities and fixed maturity tax-exempt municipal securities.

We evaluate our investment performance by analyzing taxable equivalent total investment return. Taxable equivalent total investment return includes items that impact net income, such as coupon interest on fixed maturities, dividends on equity securities and realized investment gains or losses, as well as changes in unrealized gains or losses, which do not impact net income. Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in federal taxable income. We believe the taxable equivalent total investment return is a better reflection of the economics of our decision to invest in certain asset classes. See "Investing Results" in Management's Discussion & Analysis of Financial Condition and Results of Operations for further detail regarding the components of taxable equivalent total investment return. In 2014, net investment income was $363.2 million and net realized investment gains were $46.0 million. During the year ended December 31, 2014, net unrealized gains on investments increased by $981.0 million. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

We believe our investment performance is best analyzed from the review of taxable equivalent total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

Annual Taxable Equivalent Total Investment Returns

						Weighted Average Five-Year Annual Return	Weighted Average Ten-Year Annual Return
	Years Ended December 31,
	2014	2013	2012	2011	2010
Equities	18.6%	33.3%	19.6%	3.8%	20.8%	20.4%	13.4%
Fixed maturities (1)	6.5%	0.0%	5.1%	7.6%	5.4%	4.7%	4.8%
Total portfolio, before foreign currency effect	8.9%	6.9%	8.6%	6.7%	8.1%	7.9%	6.5%
Total portfolio	7.4%	6.8%	9.0%	6.5%	7.9%	7.4%	6.2%
Invested assets, end of year (in millions)	$18,638	$17,612	$9,333	$8,728	$8,224

(1)	Includes short-term investments, cash and cash equivalents and restricted cash and cash equivalents.

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

Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2014, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

At December 31, 2014, we held fixed maturities of $7.7 million, or less than 1% of invested assets, from sovereign and non-sovereign issuers domiciled in Portugal, Ireland, Italy, Greece or Spain and $1.9 billion, or 10% of invested assets, from sovereign and non-sovereign issuers domiciled in other European countries including supranationals. At December 31, 2013, we held fixed maturities of $45.7 million, or less than 1% of invested assets, from sovereign and non-sovereign issuers domiciled in Portugal, Ireland, Italy, Greece or Spain and $2.0 billion, or 12% of invested assets, from sovereign and non-sovereign issuers domiciled in other European countries including supranationals.

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2014.

2014 Credit Quality of Fixed Maturity Portfolio ($10.4 billion)

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

Our Markel Ventures operations are comprised of a diverse portfolio of industrial and service companies from various industries, including manufacturers of dredging equipment, high-speed bakery equipment, food processing equipment and car hauler equipment and parts, an owner and operator of manufactured housing communities, a residential homebuilder, a manager of behavioral health programs and a manufacturer of laminated oak and composite wood flooring used in the assembly of truck trailers, intermodal containers and truck bodies, among others. While each of the companies in our Markel Ventures operations are operated independently from one another, we aggregate their financial results into two industry groups: manufacturing and non-manufacturing.

In 2014, our Markel Ventures operations reported revenues of $838.1 million and net income to shareholders of $9.6 million.

See note 20 of the notes to consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations for additional information about our Markel Ventures operations.

Shareholder Value

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. More specifically, we measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we generally use five-year time periods to measure ourselves. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results. For the year ended December 31, 2014, book value per share increased 14% primarily due to net income to shareholders of $321.2 million and a $661.7 million increase in net unrealized gains on investments, net of taxes. For the year ended December 31, 2013, book value per share increased 18% primarily due to equity issued in connection with the acquisition of Alterra, which was accretive to book value, net income to shareholders of $281.0 million and a $184.6 million increase in net unrealized gains on investments, net of taxes. Over the past five years, we have grown book value per share at a compound annual rate of 14% to $543.96 per share.

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

State Insurance Regulation. In the United States, authority for the regulation, supervision and administration of the business of insurance in each state is generally delegated to a state commissioner heading a regulatory body responsible for the business of insurance. Through this authority, state regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards; the licensing of insurers and their agents; the approval of forms and policies used; the nature of, and limitations on, insurers' investments; the form and content of annual statements and other reports on the financial condition of insurers; and the establishment of loss reserves. Our U.S. insurance subsidiaries that operate on an admitted basis are typically subject to regulatory rate and form review, while our U.S. excess and surplus lines insurance subsidiaries generally operate free of rate and form regulation.

Holding Company Statutes. In addition to regulatory supervision of our domestic insurance subsidiaries, we are subject to state statutes governing insurance holding company systems. Typically, such statutes require that we periodically file information with the appropriate state insurance commissioner, including information concerning our capital structure, ownership, financial condition, material transactions with affiliates and general business operations. In addition, these statutes also require approval of changes in control of an insurer or an insurance holding company. Generally, control for these purposes is defined as ownership or voting power of 10% or more of a company's voting shares. Additional requirements include group-level reporting, submission of an annual enterprise risk report by a regulated insurance company's ultimate controlling person and information regarding an insurer's non-insurer affiliates.

Risk Based Capital Requirements. The NAIC uses a risk based capital formula that is designed to measure the capital of an insurer taking into account the company's investments and products. These requirements provide a formula which, for property and casualty insurance companies, establishes capital thresholds for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. At December 31, 2014, the capital and surplus of each of our United States insurance subsidiaries was above the minimum regulatory thresholds.

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

Dividends. The laws of the domicile states of our U.S. insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. At December 31, 2014, our United States insurance subsidiaries could pay up to $310.6 million during the following 12 months under the ordinary dividend regulations.

Trade Practices. State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing marketing and sales practices, data security, policyholder services, claims management, anti-fraud controls and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

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

The Terrorism Risk Insurance Act. The Terrorism Risk Insurance Act of 2002, as amended (TRIA), has established a federal program that provides for a system of shared public and private compensation for certain insured losses resulting from acts of terrorism. In early 2015 the program was extended for another six years, and is now scheduled to expire in 2020. In addition, the most recent extension of TRIA (1) raises the threshold for the program to go into effect (the triggering event) from $100 million in losses to $200 million, in $20 million increments starting in January 2016 and (2) increases the amount that insurers must cover as a whole through co-payments and deductibles, which is known in the industry as the aggregate retention. The aggregate retention amount will rise by $2 billion a year to $37.5 billion from $27.5 billion, starting in 2016. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism.

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

On December 12, 2013, the FIO delivered a report to Congress on how to modernize and improve the system of insurance regulation in the U.S. The report recommended that, in the short term, the U.S. system of insurance regulation can be modernized through state-based improvements combined with certain federal actions. The report identified areas for direct federal involvement in international standard setting, the FIO participation in supervisory colleges, which monitor the regulation of large national and internationally active insurance groups, and federal pursuit of international covered agreements to afford nationally uniform treatment of reinsurance collateral requirements. The report also made several recommendations for state reform of insurance regulation, including changes to the state regulation of insurance company solvency, group supervision and corporate governance. The FIO report stated that the system of U.S. insurance regulation can be modernized and improved in the short-term, while warning that if the states do not act in the near term to effectively regulate matters on a consistent and cooperative basis, in the FIO's view there will be a greater role for federal regulation of insurance.

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

Since April 1, 2013, when regulatory responsibility for the insurance firms in the United Kingdom was given to the PRA and the FCA, MIICL and MSM, our Lloyd's managing agent, have been "dual regulated firms"; each firm is authorized by the PRA and regulated by both the PRA and the FCA. In addition, in January 2014, we completed the acquisition of Abbey Protection plc (Abbey), an integrated specialty insurance and consultancy group headquartered in London. Abbey Protection Group Limited, a wholly-owned subsidiary of Abbey, is an FCA-authorised insurance intermediary that produces insurance to both MIICL and third party insurance carriers in the UK.

The PRA is a subsidiary of the Bank of England and is responsible for the prudential regulation and supervision of banks, building societies, credit unions, major investment firms and insurers, including the Society of Lloyd's and managing agents that participate in the Lloyd's market. The two statutory objectives of the PRA are to promote the safety and soundness of the firms it regulates and, specific to insurers, to contribute to securing an appropriate degree of protection for those who are, or may become, policyholders. The FCA, which is separate from the Bank of England, is accountable to HM Treasury and ultimately the United Kingdom Parliament. The FCA supervises the day-to-day conduct of insurance firms and other authorized firms operating in the United Kingdom, including those participating in the Lloyd's market and UK insurance intermediaries. The overarching strategic objective of the FCA is to ensure that the relevant markets function well. The FCA also has three operational objectives: securing an appropriate degree of protection for consumers, protecting and enhancing the integrity of the UK financial system, and promoting effective competition in the interests of consumers.

The PRA oversees compliance with established periodic auditing and reporting requirements, minimum solvency margins and individual capital assessment requirements and dividend restrictions, while both the PRA and the FCA oversee compliance with risk assessment reviews, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. In addition, both the PRA and FCA have arrangements with Lloyd's for cooperation on supervision and enforcement of the Lloyd's market. MIICL must provide 14 days' advance notice to the PRA for any dividends from MIICL. MSM is required to satisfy the solvency requirements of Lloyd's. In addition, our United Kingdom subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose. MIICL must also provide 14 days' advance written notice to the PRA of any transaction or proposed transaction with a connected or related person.

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

Markel Bermuda is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2014, Markel Bermuda satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Under the Bermuda Insurance Act, Markel Bermuda is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Further, Markel Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. Markel Bermuda must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a long-term insurer, Markel Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by Markel Bermuda's approved actuary, exceeds the liabilities of its long-term business by the amount of the dividend and at least the prescribed minimum solvency margin. At December 31, 2014, Markel Bermuda could pay up to $472.7 million during the following 12 months without making any additional filings with the BMA.

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

In addition, as a global provider of specialty insurance and reinsurance, our insurance subsidiaries must comply with various regulatory requirements in jurisdictions where they conduct business in addition to the jurisdictions in which they are domiciled. For example, our Lloyd's operations must comply with applicable Latin America regulatory requirements in connection with our Latin American reinsurance operations. In addition to the regulatory requirements imposed by the jurisdictions in which an insurer or reinsurer is licensed, a reinsurer's business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. As an example, Markel Bermuda is currently not licensed, accredited or approved in any jurisdiction other than Bermuda. As a result, many of our reinsurance customers require Markel Bermuda to provide a letter of credit or enter into other security arrangements.

Other Regulation

Solicitors Regulation Authority. In connection with our acquisition of Abbey Protection plc in January 2014, we became the owner of Abbey Protection Group Limited (trading as Abbey Legal Services). Abbey Legal Services employs approximately 80 lawyers who provide legal services to small and medium-sized enterprises in the United Kingdom and owns Lewis Hymanson Small Solicitors LLP (LHS), a full service commercial law firm in Manchester, England.

Both LHS and the legal services of Abbey Legal Services are authorized and regulated by the Solicitors Regulation Authority (SRA). The SRA is an independent regulatory body of the Law Society of England and Wales which regulates the conduct of solicitors and law firms to protect consumers and to support the rule of law and the administration of justice. The SRA works within a statutory framework for regulation provided by the Solicitors Act 1974, the Administration of Justice Act 1985 and, primarily, by the Legal Services Act 2007.

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

Fourteen of our fifteen insurance subsidiaries are rated by Best. Twelve of our insurance subsidiaries rated by Best have been assigned an FSR of "A" (excellent), one is rated "A-" (excellent) and one is rated "B++" (good). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "A" (excellent) by Best.

Fourteen of our fifteen insurance subsidiaries are rated by S&P. All fourteen insurance subsidiaries rated by S&P have been assigned an FSR of "A" (strong). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "A+" (strong) by S&P.

Thirteen of our fifteen insurance subsidiaries are rated by Fitch Ratings (Fitch). All thirteen of our insurance subsidiaries rated by Fitch have been assigned an FSR of "A" (strong). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "AA-" (very strong) by Fitch.

Six of our fifteen insurance subsidiaries are rated by Moody's Corporation (Moody's). All six insurance subsidiaries rated by Moody's have been assigned an FSR of "A2" (good).

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2014, we paid rating agencies, including Best, S&P, Fitch and Moody's, $1.5 million for their services.

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

Changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book could result in material increases in our estimated loss reserves for such business.  As part of the acquisition of Alterra, we acquired a life and annuity reinsurance book, which has been in run-off since 2010. The life and annuity reinsurance contracts expose us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in establishing the reserves for our life and annuity reinsurance contracts. Some of our life and annuity reinsurance contracts expose us to longevity risk, which is the risk that an insured person will live longer than expected when the reserves were established, or morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our reserving process for the life and annuity reinsurance book is designed with the objective of establishing appropriate reserves for the risks we assumed. Among other things, these processes rely heavily on analysis of mortality, longevity and morbidity trends, lapse rates, interest rates and expenses. As of December 31, 2014, our reserves for life and annuity benefits totaled $1.3 billion.

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

We are subject to regulation by insurance regulatory authorities that may affect our ability to implement and achieve our business objectives. Our insurance subsidiaries are subject to supervision and regulation by the insurance regulatory authorities in the various jurisdictions in which they conduct business. This regulation is intended for the benefit of policyholders rather than shareholders or holders of debt securities. Insurance regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, licensing, coverage requirements, policy rates and forms and the form and content of financial reports. Regulatory and legislative authorities continue to implement enhanced or new regulatory requirements intended to prevent future financial crises or otherwise assure the stability of financial institutions. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more aggressive ways, such as imposing increased capital requirements. Any such actions, if they occur, could affect the competitive market and the way we conduct our business and manage our capital. As a result, such actions could materially affect our results of operations, financial condition and liquidity.

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

Competition in the insurance and reinsurance markets could reduce our underwriting margins. Insurance and reinsurance markets are highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing, and management resources than we do. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our underwriting margins and have a material adverse effect on our results of operations and financial condition.

The historical cyclicality in the property and casualty insurance industry could adversely affect our ability to improve or maintain underwriting margins or to grow or maintain premium volume. The insurance and reinsurance markets have historically been cyclical, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted more favorable rate levels. Among our competitive strengths have been our specialty product focus and our niche market strategy. These strengths also make us vulnerable in periods of intense competition to actions by other insurance companies who seek to write additional premiums without appropriate regard for underwriting profitability. During soft markets, it is very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. If we are not successful in maintaining rates or achieving rate increases, it may be difficult for us to improve or maintain underwriting margins or to grow or maintain premium volume levels.

We invest a significant portion of our invested assets in equity securities, which may result in significant variability in our investment results and may adversely impact shareholders' equity. Additionally, our equity investment portfolio is concentrated, and declines in the value of these significant investments could adversely affect our financial results. Equity securities were 54% and 49% of our shareholders' equity at December 31, 2014 and 2013, respectively. Equity securities have historically produced higher returns than fixed maturities; however, investing in equity securities may result in significant variability in investment returns from one period to the next. In volatile financial markets, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in shareholders' equity. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these concentrated investments also could result in a material decrease in shareholders' equity. A material decrease in shareholders' equity may adversely impact our ability to carry out our business plans.

Deterioration in financial markets could lead to investment losses and adverse effects on our business. In the event of a major financial crisis, similar to the downturn in the public debt and equity markets that began in 2008 (for example, a crisis precipitated by one or more of the following: the failure to adequately address U.S. government deficit spending and tax revenue generation, downgrades or defaults in U.S. or foreign sovereign debt obligations, the collapse of the Eurozone or material changes to the monetary policies of the U.S. Federal Reserve or the European Central Bank), we could incur substantial realized and unrealized investment losses in future periods, which would have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries' capital and ability to access capital markets.

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

Our information technology systems could fail or suffer a security breach, which could adversely affect our business or reputation or result in the loss of sensitive information. Our businesses are dependent upon the successful functioning and security of our computer systems or the computer systems of third parties. Among other things, we rely on these systems to interact with producers, insureds, customers, clients, and other third parties, to perform actuarial and other modeling functions, to underwrite business, to prepare policies and process premiums, to process claims and make claims payments, to prepare internal and external financial statements and information, as well as to engage in a wide variety of other business activities. A significant failure of our computer systems, or those of third parties upon which we may rely, whether because of a breakdown, natural disaster or an attack on our systems, could compromise our personal, confidential and proprietary information as well as that of our customers and business partners, impede or interrupt our business operations and could result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and fines, litigation and monetary and reputational damages.

In addition, we are subject to numerous data privacy laws and regulations enacted in the jurisdictions in which we do business. A misuse or mishandling of confidential or proprietary information being sent to or received from a client, employee or third party could result in legal liability, regulatory action and reputational harm. Third parties to whom we outsource certain of our functions are also subject to these risks, and their failure to adhere to these laws and regulations could negatively impact us.

Further, we routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to protect this confidential and proprietary information, we may be unable to do so in all cases, especially with customers, business partners and other third parties who may not have or use appropriate controls to protect confidential information.

While we maintain cyber risk insurance providing first party and third party coverages, such insurance may not cover all costs associated with the consequences of personal and confidential and proprietary information being compromised. As a result, in the event of a material cyber security breach, our results of operations could be materially, adversely affected.

We may not find suitable acquisition candidates or new insurance or non-insurance ventures and even if we do, we may not successfully integrate any such acquired companies or successfully invest in such ventures. As part of our growth strategy, we continue to evaluate possible acquisition transactions on an ongoing basis, and at any given time we may be engaged in discussions with respect to possible acquisitions and new ventures. We may not be able to identify suitable acquisition targets or ventures, any such transactions may not be financed or completed on acceptable terms and our future acquisitions or ventures may not be successful.

The integration of acquired companies may not be as successful as we anticipate. We have recently engaged in a number of acquisitions in an effort to achieve profitable growth in our insurance operations and to create additional value on a diversified basis in our Markel Ventures operations. Acquisitions present operational, strategic and financial risks, as well as risks associated with liabilities arising from the previous operations of the acquired companies. All of these risks are magnified in the case of a large acquisition, such as the Alterra acquisition. Assimilation of the operations and personnel of acquired companies may prove more difficult than anticipated, which may result in failure to achieve financial objectives associated with the acquisition or diversion of management attention. In addition, integration of formerly privately-held companies into the management and internal control and financial reporting systems of a publicly-held company presents additional risks.

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

Our expanding international operations expose us to increased investment, political and economic risks, including foreign currency and credit risk. Our expanding international operations in the United Kingdom, Europe, Asia and South America expose us to increased investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition. Our investments in non-U.S. dollar-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile.

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

We depend on a few brokers for a large portion of our revenues and the loss of business provided by any one of them could adversely affect us. We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. For the year ended December 31, 2014, our top three independent brokers represented approximately 28% of our gross premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Employee error and misconduct may be difficult to detect and prevent and may result in significant losses. There have been a number of cases involving misconduct by employees in a broad range of industries in recent years, and we run the risk that employee misconduct could occur. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, or failure to comply with regulatory requirements or our internal policies may result in losses. It is not always possible to deter or prevent employee errors or misconduct, and the controls that we have in place to prevent and detect this activity may not be effective in all cases.

Our businesses and operations are subject to applicable laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations. In our global businesses and operations we are required to comply with the economic sanctions and embargo programs administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and similar multi-national bodies and governmental agencies worldwide, as well as applicable anti-corruption laws and regulations of the United States and other jurisdictions where we operate, including the United Kingdom and Europe. A violation of a sanction, embargo program, or anti-corruption law, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties. In addition, a violation could result in defaults under our outstanding indebtedness or credit facilities or damage our businesses and/or our reputation. Those penalties or defaults, or damage to our businesses and/or reputation, could have a material adverse effect on our results of operations and financial condition.

Compliance with the legal and regulatory requirements applicable to our businesses is extensive. Any failure to comply could have a material adverse effect on our businesses. Our businesses are highly dependent on our ability to engage on a daily basis in a large number of financial and operational activities, including among others insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards, including, among others, those related to privacy, anti-corruption, anti-bribery and global finance and insurance matters. Our continued expansion into new markets has brought about additional requirements. While we believe that we have adopted appropriate risk management and compliance programs, compliance risks will continue to exist, particularly as we adapt to new rules and regulations. Failure to comply with, or to obtain, appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines, penalties, equitable relief and changes to our business practices. In addition, a failure to comply could result in defaults under our outstanding indebtedness or credit facilities or damage our businesses and/or our reputation. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our results of operations and financial condition.

Associates

At December 31, 2014, we had approximately 8,600 employees, of whom approximately 3,600 were employed within our insurance operations and approximately 5,000 were employed within our Markel Ventures operations.

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1), (2)

	2014	2013	2012
Results of Operations
Earned premiums	$3,841	$3,232	$2,147
Net investment income	363	317	282
Total operating revenues	5,134	4,323	3,000
Net income (loss) to shareholders	321	281	253
Comprehensive income (loss) to shareholders	936	459	504
Diluted net income (loss) per share	$22.27	$22.48	$25.89
Financial Position
Total investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets)	$18,638	$17,612	$9,333
Total assets	25,200	23,956	12,557
Unpaid losses and loss adjustment expenses	10,404	10,262	5,371
Senior long-term debt and other debt	2,254	2,256	1,493
Shareholders' equity	7,595	6,674	3,889
Common shares outstanding (at year end, in thousands)	13,962	13,986	9,629
OPERATING PERFORMANCE MEASURES (1, 2, 3)
Operating Data
Book value per common share outstanding	$543.96	$477.16	$403.85
Growth (decline) in book value per share	14%	18%	15%
5-Year CAGR in book value per share (4)	14%	17%	9%
Closing stock price	$682.84	$580.35	$433.42
Ratio Analysis
U.S. GAAP combined ratio (5)	95%	97%	97%
Investment yield (6)	2%	3%	4%
Taxable equivalent total investment return (7)	7%	7%	9%
Investment leverage (8)	2.5	2.6	2.4
Debt to capital	23%	25%	28%

(1)	Reflects the acquisition of Alterra Capital Holdings Limited effective May 1, 2013, which included the issuance of equity totaling $2.3 billion.

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

(4)	CAGR—compound annual growth rate.

(5)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(6)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(7)	See "Investing Results" in Management's Discussion & Analysis of Financial Condition and Results of Operations for detail regarding the calculation of taxable equivalent total investment return.

(8)	Investment leverage represents total invested assets divided by shareholders' equity.

2011	2010	2009	2008	2007	2006	2005	5-Year CAGR (4)	10-Year CAGR (4)

$1,979	$1,731	$1,816	$2,022	$2,117	$2,184	$1,938	16%	6%
264	273	260	282	305	269	242	7%	6%
2,630	2,225	2,069	1,977	2,551	2,576	2,200	20%	9%
142	267	202	(59)	406	393	148	—	—
252	431	591	(403)	337	551	64	—	—
$14.60	$27.27	$20.52	$(5.95)	$40.64	$39.40	$14.80	—	—

$8,728	$8,224	$7,849	$6,893	$7,775	$7,524	$6,588	19%	11%
11,532	10,826	10,242	9,512	10,164	10,117	9,814	20%	10%
5,399	5,398	5,427	5,492	5,526	5,584	5,864	14%	7%
1,294	1,016	964	694	691	866	849	—	—
3,388	3,172	2,774	2,181	2,641	2,296	1,705	22%	16%
9,621	9,718	9,819	9,814	9,957	9,994	9,799	—	—

$352.10	$326.36	$282.55	$222.20	$265.26	$229.78	$174.04	14%	12%
8%	16%	27%	(16)%	15%	32%	3%	—	—
9%	13%	11%	10%	18%	16%	11%	—	—
$414.67	$378.13	$340.00	$299.00	$491.10	$480.10	$317.05	—	—

102%	97%	95%	99%	88%	87%	101%	—	—
4%	4%	4%	4%	4%	4%	4%	—	—
7%	8%	13%	(10)%	5%	11%	2%	—	—
2.6	2.6	2.8	3.2	2.9	3.3	3.9	—	—
28%	24%	26%	24%	21%	27%	33%	—	—

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,929,137 in 2014 and $10,129,141 in 2013)	$10,422,882	$10,142,536
Equity securities (cost of $1,951,658 in 2014 and $1,566,553 in 2013)	4,137,576	3,251,798
Short-term investments (estimated fair value approximates cost)	1,594,849	1,452,288
Total Investments	16,155,307	14,846,622
Cash and cash equivalents	1,960,169	1,978,526
Restricted cash and cash equivalents	522,225	786,926
Receivables	1,135,217	1,141,773
Reinsurance recoverable on unpaid losses	1,868,669	1,854,414
Reinsurance recoverable on paid losses	102,206	102,002
Deferred policy acquisition costs	353,410	260,967
Prepaid reinsurance premiums	365,458	383,559
Goodwill	1,049,115	967,717
Intangible assets	702,747	565,083
Other assets	985,834	1,067,922
Total Assets	$25,200,357	$23,955,511
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,404,152	$10,262,056
Life and annuity benefits	1,305,818	1,486,574
Unearned premiums	2,245,690	2,127,115
Payables to insurance and reinsurance companies	276,122	295,496
Senior long-term debt and other debt (estimated fair value of $2,493,000 in 2014 and $2,372,000 in 2013)	2,253,594	2,256,227
Other liabilities	1,051,931	777,850
Total Liabilities	17,537,307	17,205,318
Redeemable noncontrolling interests	61,048	72,183
Commitments and contingencies
Shareholders' equity:
Common stock	3,308,395	3,288,863
Retained earnings	2,581,866	2,294,909
Accumulated other comprehensive income	1,704,557	1,089,805
Total Shareholders' Equity	7,594,818	6,673,577
Noncontrolling interests	7,184	4,433
Total Equity	7,602,002	6,678,010
Total Liabilities and Equity	$25,200,357	$23,955,511

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$3,840,912	$3,231,616	$2,147,128
Net investment income	363,230	317,373	282,107
Net realized investment gains:
Other-than-temporary impairment losses	(4,784)	(4,706)	(12,078)
Net realized investment gains, excluding other-than-temporary impairment losses	50,784	67,858	43,671
Net realized investment gains	46,000	63,152	31,593
Other revenues	883,525	710,942	539,284
Total Operating Revenues	5,133,667	4,323,083	3,000,112
OPERATING EXPENSES
Losses and loss adjustment expenses	2,202,467	1,816,273	1,154,068
Underwriting, acquisition and insurance expenses	1,460,882	1,312,312	929,472
Amortization of intangible assets	57,627	55,223	33,512
Other expenses	854,871	663,528	478,248
Total Operating Expenses	4,575,847	3,847,336	2,595,300
Operating Income	557,820	475,747	404,812
Interest expense	117,442	114,004	92,762
Income Before Income Taxes	440,378	361,743	312,050
Income tax expense	116,690	77,898	53,802
Net Income	$323,688	$283,845	$258,248
Net income attributable to noncontrolling interests	2,506	2,824	4,863
Net Income to Shareholders	$321,182	$281,021	$253,385

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$687,735	$225,545	$266,425
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	173	(141)	(160)
Reclassification adjustments for net gains included in net income	(26,161)	(40,830)	(24,051)
Change in net unrealized gains on investments, net of taxes	661,747	184,574	242,214
Change in foreign currency translation adjustments, net of taxes	(32,241)	(10,143)	1,534
Change in net actuarial pension loss, net of taxes	(14,750)	4,065	6,664
Total Other Comprehensive Income	614,756	178,496	250,412
Comprehensive Income	$938,444	$462,341	$508,660
Comprehensive income attributable to noncontrolling interests	2,510	2,852	4,858
Comprehensive Income to Shareholders	$935,934	$459,489	$503,802

NET INCOME PER SHARE
Basic	$22.38	$22.57	$25.96
Diluted	$22.27	$22.48	$25.89

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2011	9,621	$891,507	$1,835,086	$660,920	$3,387,513	$602	$3,388,115	$74,231
Net income (loss)			253,385	—	253,385	(262)	253,123	5,125
Other comprehensive income (loss)			—	250,417	250,417	—	250,417	(5)
Comprehensive Income (Loss)					503,802	(262)	503,540	5,120
Issuance of common stock	47	9,145	—	—	9,145	—	9,145	—
Repurchase of common stock	(39)	—	(16,873)	—	(16,873)	—	(16,873)	—
Restricted stock awards expensed	—	6,462	—	—	6,462	—	6,462	—
Acquisitions	—	—	—	—	—	—	—	15,055
Adjustment of redeemable noncontrolling interests	—	—	(3,101)	—	(3,101)	—	(3,101)	3,101
Purchase of noncontrolling interest	—	1,430	—	—	1,430	—	1,430	(3,573)
Other	—	436	(157)	—	279	20	299	(7,709)
December 31, 2012	9,629	908,980	2,068,340	911,337	3,888,657	360	3,889,017	86,225
Net income (loss)			281,021	—	281,021	(958)	280,063	3,782
Other comprehensive income			—	178,468	178,468	—	178,468	28
Comprehensive Income (Loss)					459,489	(958)	458,531	3,810
Issuance of common stock	71	24,518	—	—	24,518	—	24,518	—
Repurchase of common stock	(109)	—	(57,388)	—	(57,388)	—	(57,388)	—
Restricted stock awards expensed	(3)	25,239	—	—	25,239	—	25,239	—
Acquisition of Alterra	4,398	2,330,199	—	—	2,330,199	—	2,330,199	—
Adjustment of redeemable noncontrolling interests	—	—	1,963	—	1,963	—	1,963	(1,963)
Purchase of noncontrolling interest	—	(136)	—	—	(136)	—	(136)	(11,716)
Other	—	63	973	—	1,036	5,031	6,067	(4,173)
December 31, 2013	13,986	3,288,863	2,294,909	1,089,805	6,673,577	4,433	6,678,010	72,183
Net income (loss)			321,182	—	321,182	(1,981)	319,201	4,487
Other comprehensive income			—	614,752	614,752	—	614,752	4
Comprehensive Income (Loss)					935,934	(1,981)	933,953	4,491
Issuance of common stock	19	5,691	—	—	5,691	—	5,691	—
Repurchase of common stock	(43)	—	(26,053)	—	(26,053)	—	(26,053)	—
Restricted stock awards expensed	—	22,935	—	—	22,935	—	22,935	—
Adjustment of redeemable noncontrolling interests	—	—	(8,186)	—	(8,186)	—	(8,186)	8,186
Purchase of noncontrolling interest	—	(10,257)	—	—	(10,257)	905	(9,352)	(18,566)
Other	—	1,163	14	—	1,177	3,827	5,004	(5,246)
December 31, 2014	13,962	$3,308,395	$2,581,866	$1,704,557	$7,594,818	$7,184	$7,602,002	$61,048
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$323,688	$283,845	$258,248
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	84,543	4,050	37,648
Depreciation and amortization	203,580	190,066	87,326
Net realized investment gains	(46,000)	(63,152)	(31,593)
Decrease (increase) in receivables	21,148	142,065	(36,590)
Decrease (increase) in deferred policy acquisition costs	(99,387)	(103,704)	37,209
Increase (decrease) in unpaid losses and loss adjustment expenses, net	249,873	290,130	(28,052)
Decrease in life and annuity benefits	(62,883)	(40,235)	—
Increase in unearned premiums, net	147,840	97,249	71,073
Increase (decrease) in payables to insurance and reinsurance companies	(45,204)	(150,764)	19,190
Increase (decrease) in income taxes payable	(46,576)	81,995	(9,909)
Other	(13,830)	13,976	(12,017)
Net Cash Provided By Operating Activities	716,792	745,521	392,533
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,286,871	879,564	336,548
Proceeds from maturities, calls and prepayments of fixed maturities	1,420,817	1,475,938	510,697
Cost of fixed maturities and equity securities purchased	(3,153,055)	(1,651,397)	(426,439)
Net change in short-term investments	(129,164)	(470,423)	(428,292)
Proceeds from sales of equity method investments	107,292	313,557	—
Cost of equity method investments	(16,081)	(38,018)	(40,650)
Change in restricted cash and cash equivalents	264,701	(263,014)	(37,642)
Additions to property and equipment	(82,132)	(47,725)	(45,519)
Acquisitions, net of cash acquired	(319,086)	(12,198)	(243,675)
Other	(2,368)	1,103	(2,158)
Net Cash Provided (Used) By Investing Activities	(622,205)	187,387	(377,130)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	89,480	547,214	492,792
Repayment and retirement of senior long-term debt and other debt	(83,722)	(321,978)	(313,790)
Repurchases of common stock	(26,053)	(57,388)	(16,873)
Issuance of common stock	5,691	24,518	9,145
Purchase of redeemable noncontrolling interests	(25,918)	(11,852)	(2,143)
Distributions to noncontrolling interests	(5,245)	(5,124)	(7,684)
Other	(21,357)	(23)	(19,485)
Net Cash Provided (Used) By Financing Activities	(67,124)	175,367	141,962
Effect of foreign currency rate changes on cash and cash equivalents	(45,820)	6,485	3,142
Increase (decrease) in cash and cash equivalents	(18,357)	1,114,760	160,507
Cash and cash equivalents at beginning of year	1,978,526	863,766	703,259
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,960,169	$1,978,526	$863,766

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

On May 1, 2013 (the Acquisition Date), Markel Corporation completed the acquisition of 100% of the issued and outstanding common stock of Alterra Capital Holdings Limited (Alterra).

a)Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of operations and cash flows of Alterra from the Acquisition Date to December 31, 2014 and not in any prior periods, except with respect to the Supplemental Pro Forma Information included in note 2. The Company consolidates the results of its Markel Ventures subsidiaries on a one-month lag. Certain prior year amounts have been reclassified to conform to the current presentation.

b)Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Management periodically reviews its estimates and assumptions. Quarterly reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, life and annuity reinsurance benefit reserves, litigation contingencies, the reinsurance allowance for doubtful accounts and income tax liabilities, as well as analyzing the recoverability of deferred tax assets, estimating reinsurance premiums written and earned and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Estimates and assumptions for goodwill and intangible assets are reviewed in conjunction with an acquisition, and goodwill and indefinite-lived intangible assets are reassessed at least annually for impairment. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

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

j)Redeemable Noncontrolling Interests. The Company owns controlling interests in various companies through its Markel Ventures operations. In some cases, the Company has the option to acquire the remaining equity interests, and the remaining equity interests have the option to sell their interests to the Company, in the future. The redemption value of the remaining equity interests is generally based on the respective company's earnings in specified periods preceding the redemption date. The redeemable noncontrolling interests generally become redeemable through 2018.

The Company recognizes changes in the redemption value that exceed the carrying value of redeemable noncontrolling interests to retained earnings as if the balance sheet date were also the redemption date. Changes in the redemption value also result in an adjustment to net income to shareholders in the calculation of basic and diluted net income per share. The adjustment recorded to retained earnings during 2014, 2013 and 2012 was an increase of $8.2 million, a decrease of $2.0 million, and an increase of $3.1 million, respectively.

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

Other Revenues

Other revenues primarily relate to the Company's Markel Ventures operations and consist of revenues from the sale of manufactured products and service revenues. Revenues from manufactured products are generally recognized at the time title transfers to the customer, which typically occurs at the point of shipment or delivery to the customer, depending on the terms of the sales arrangement. Revenues from services are generally recognized as the services are performed. Services provided pursuant to a contract are recognized either over the contract period or upon completion of the elements specified in the contract, depending on the terms of the contract.

o)Stock-based Compensation. Stock-based compensation expense is recognized as part of underwriting, acquisition and insurance expenses over the requisite service period. Stock-based compensation expense, net of taxes, was $18.7 million in 2014, $18.4 million in 2013 and $4.4 million in 2012. See note 12.

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

The Company manages its exposure to foreign currency risk primarily by matching assets, other than goodwill and intangible assets, and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income. The cumulative foreign currency translation adjustment, net of taxes, was a loss of $43.5 million and $11.2 million at December 31, 2014 and 2013, respectively.

q)Derivative Financial Instruments. Derivative instruments, including derivative instruments resulting from hedging activities, are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. The changes in fair value of derivatives are recognized in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

The Company's foreign currency forward contracts are generally designated and qualify as hedges of a net investment in a foreign operation. The effective portion of the change in fair value resulting from these hedges is reported in currency translation adjustments as part of other comprehensive income. The ineffective portion of the change in fair value is recognized in earnings.

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

t)Recent Accounting Pronouncements. Effective January 1, 2014, the Company adopted FASB ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance did not have an impact on the Company's financial position, results of operations or cash flows.

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

2. Acquisitions

Acquisition of Alterra

a)Overview. On May 1, 2013, the Company completed the acquisition of 100% of the the issued and outstanding common stock of Alterra pursuant to an agreement dated December 18, 2012 (the Merger Agreement) which provided for the merger of Alterra with one of the Company's subsidiaries. Alterra was a Bermuda-headquartered global enterprise providing diversified specialty property and casualty insurance and reinsurance products to corporations, public entities and other property and casualty insurers. Results attributable to Alterra's property and casualty insurance and reinsurance business are included in each of the Company's underwriting segments, which were redefined during the first quarter of 2014. Previously, Alterra also offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of Alterra's life and annuity reinsurance business are included in the Company's Other Insurance (Discontinued Lines) segment. See note 19 for further discussion of the Company's reportable segments.

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

c)Fair Value of Net Assets Acquired and Liabilities Assumed. The purchase price was allocated to the acquired assets and liabilities of Alterra based on estimated fair values at the Acquisition Date. The Company recognized goodwill of $295.7 million, which is primarily attributable to Alterra's assembled workforce and synergies that are expected to result upon integration of Alterra into the Company's insurance operations and investing activities. See note 7 for goodwill recorded by reportable segment. None of the goodwill that was recorded is deductible for income tax purposes. The Company also recognized indefinite lived intangible assets of $37.5 million and other intangible assets of $170.0 million, which will be amortized over a weighted average period of 17 years.

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

An explanation of the significant adjustments for fair value and the related impact on amortization is as follows:

•
Investments - Fixed maturity investments acquired include a net increase of $223.1 million to adjust the historical carrying amount of Alterra's investments to their estimated fair value as of the Acquisition Date. The difference in the historical amortized cost of the fixed maturity investments acquired and their estimated fair value as of the Acquisition Date, $495.5 million, represents incremental premium that will be amortized to net investment income over the term of the underlying securities.  The amount of the unamortized incremental premium as of December 31, 2014 and 2013 was $281.1 million and $398.1 million, respectively. The decrease in the unamortized incremental premium is due to amortization expense of $59.3 million and $58.3 million for the years ended December 31, 2014 and 2013, respectively, and sales of securities.

•	Intangible assets - Establish the estimated fair value of intangible assets related to Alterra (see below for further detail).

•
Unearned Premiums - Unearned premiums acquired include a decrease of $176.3 million to adjust the carrying value of Alterra's historical unearned premiums to fair value as of the Acquisition Date. The adjustment consists of the present value of the expected underwriting profit within the unearned premiums liability less costs to service the related policies and a risk premium. This adjustment was amortized to underwriting, acquisition and insurance expenses over a weighted average period of approximately one year, as the contracts for business in-force as of the Acquisition Date expired. As of December 31, 2014, this adjustment was fully amortized.

•
Unpaid losses and loss adjustment expenses - Unpaid losses and loss adjustment expenses acquired include an increase of $120.8 million to adjust the carrying value of Alterra's historical unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, to fair value as of the Acquisition Date. The estimated fair value consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. This adjustment, plus the $26.5 million unamortized fair value adjustment included in Alterra's historical unpaid losses and loss adjustment expenses, will be amortized to losses and loss adjustment expenses over a weighted average period of approximately five years, based on the estimated payout pattern of net reserves as of the Acquisition Date. The amount of the unamortized fair value adjustment included in unpaid losses and loss adjustment expenses as of December 31, 2014 and 2013 was $114.6 million and $136.5 million, respectively.

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

•
Senior long-term debt - Senior long-term debt acquired includes an increase of $71.9 million to adjust the carrying value of Alterra's senior long-term debt to its estimated fair value based on prevailing interest rates and other factors as of the Acquisition Date. This adjustment will be amortized to interest expense over the term of the notes. See note 11. The amount of the unamortized premium on the acquired senior long-term debt as of December 31, 2014 and 2013 was $56.7 million and $66.1 million, respectively.

The following table summarizes the intangible assets recorded in connection with the acquisition.

(dollars in thousands)	Amount	Economic Useful Life
Customer relationships	$132,000	18 years
Broker relationships	19,000	18 years
Technology	18,000	Ten years
Trade names	1,000	One year
Lloyd's syndicate capacity	12,000	Indefinite
Insurance licenses	25,500	Indefinite
Intangible assets as of the Acquisition Date	$207,500

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

As part of the allocation of the purchase price, the Company recorded net deferred tax assets of $310.1 million. Of this amount, $343.9 million represents deferred tax assets related to accrued losses and loss adjustment expenses and life and annuity benefits, which were partially offset by deferred tax liabilities of $64.6 million related to the estimated fair value of the intangible assets recorded. Other net deferred tax assets recorded primarily relate to differences between financial reporting and tax bases of the acquired assets and liabilities as of the Acquisition Date. As of the Acquisition Date, earnings of Alterra's foreign subsidiaries are considered reinvested indefinitely, consistent with the Company's other foreign subsidiaries, and no provision for deferred U.S. income tax was recorded.

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

In connection with the acquisition, Alterra instituted a retention plan for certain employees under which Alterra committed to the payment of stay bonuses to such employees one year from the Acquisition Date, provided they remain employed with the Company through that date. Payments may have been accelerated for certain qualifying employment terminations.

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

f)Financial Results. The following table summarizes the results of Alterra from the Acquisition Date through December 31, 2013 that have been included within the Company's consolidated statements of income and comprehensive income.

(dollars in thousands)	Year Ended December 31, 2013
Operating revenues	$912,387
Net loss to shareholders	$(93,074)

g)Supplemental Pro Forma Information (unaudited). Alterra's results have been included in the Company's Consolidated Financial Statements from the Acquisition Date to December 31, 2014. The following table presents unaudited pro forma consolidated information for the years ended December 31, 2013 and 2012 and assumes the Company's acquisition of Alterra occurred on January 1, 2012. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2012, nor is it necessarily indicative of future results. Significant adjustments used to determine pro forma results include amortization of intangible assets and amortization of fair value adjustments discussed in c) above, and the corresponding income tax effects. The Company also excluded certain charges from the pro forma results, including transaction costs incurred by the Company ($16.0 million) and Alterra ($23.0 million) totaling $39.0 million for the year ended December 31, 2013, severance costs attributable to the acquisition totaling $31.7 million for the year ended December 31, 2013, and stay bonuses of $14.8 million for the year ended December 31, 2013. The acceleration of compensation expense during the year ended December 31, 2013 related to Alterra's long-term incentive compensation awards and restricted stock awards was attributable to the acquisition; however, the incremental expense recognized during the period only represents a timing difference in the recognition of expense. Therefore, it was not excluded from the pro forma underwriting results.

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

Acquisition of Essentia

Effective January 1, 2013, the Company completed its acquisition of 100% of the outstanding shares of Essentia Insurance Company, a company that underwrites insurance exclusively for Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty) throughout the United States. Hagerty offers insurance for classic cars, vintage boats, motorcycles and related automotive collectibles. The Company recognized intangible assets of $35.4 million associated with this acquisition, which includes $25.0 million of customer relationships to be amortized over a weighted average period of six years. Results attributable to this acquisition are included in the U.S. Insurance segment.

Effective January 1, 2014, Hagerty exercised its option to purchase 9.9% of the outstanding shares of Essentia, which reduced the Company's ownership interest in Essentia to 90.1%.

Markel Ventures Acquisitions

In July 2014, the Company acquired 100% of the outstanding shares of Cottrell, Inc. (Cottrell), a privately held company headquartered in Gainesville, Georgia. Cottrell is a leading manufacturer of over-the-road car hauler equipment and related car hauler parts. In June and August 2014, ParkLand Ventures also completed the acquisition of several manufactured housing communities. Total consideration for these non-insurance acquisitions was $187.0 million, which primarily consisted of cash consideration. Total consideration includes the estimated fair value of contingent consideration we expect to pay based on Cottrell's earnings, as defined in the stock purchase agreement, in 2014 and 2015. The Company recognized goodwill of $38.7 million related to these acquisitions, the majority of which we expect to amortize for income tax purposes. The Company also recognized other intangible assets of $78.7 million, including $53.7 million of customer relationships and $13.0 million of trade names, which are expected to be amortized over a weighted average period of 17 years and 10 years, respectively. Results attributable to these acquisitions are included with the Company's non-insurance operations, which are not included in a reportable segment.

3. Investments

a)The following tables summarize the Company's available-for-sale investments.

	December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$662,462	$12,963	$(2,163)	$—	$673,262
Obligations of states, municipalities and political subdivisions	4,075,748	245,158	(3,359)	—	4,317,547
Foreign governments	1,458,255	154,707	(1,041)	—	1,611,921
Commercial mortgage-backed securities	427,904	5,325	(2,602)	—	430,627
Residential mortgage-backed securities	954,263	34,324	(3,482)	(2,258)	982,847
Asset-backed securities	100,073	99	(682)	—	99,490
Corporate bonds	2,250,432	69,016	(10,441)	(1,819)	2,307,188
Total fixed maturities	9,929,137	521,592	(23,770)	(4,077)	10,422,882
Equity securities:
Insurance, banks and other financial institutions	523,739	789,717	(1,531)	—	1,311,925
Industrial, consumer and all other	1,427,919	1,403,566	(5,834)	—	2,825,651
Total equity securities	1,951,658	2,193,283	(7,365)	—	4,137,576
Short-term investments	1,594,819	36	(6)	—	1,594,849
Investments, available-for-sale	$13,475,614	$2,714,911	$(31,141)	$(4,077)	$16,155,307

	December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$1,215,522	$9,051	$(30,342)	$—	$1,194,231
Obligations of states, municipalities and political subdivisions	2,986,758	116,341	(27,384)	—	3,075,715
Foreign governments	1,484,818	30,647	(54,411)	—	1,461,054
Commercial mortgage-backed securities	379,555	62	(11,796)	—	367,821
Residential mortgage-backed securities	875,902	13,046	(16,442)	(2,258)	870,248
Asset-backed securities	189,646	257	(1,614)	—	188,289
Corporate bonds	2,996,940	54,777	(61,650)	(4,889)	2,985,178
Total fixed maturities	10,129,141	224,181	(203,639)	(7,147)	10,142,536
Equity securities:
Insurance, banks and other financial institutions	422,975	592,112	(4)	—	1,015,083
Industrial, consumer and all other	1,143,578	1,094,251	(1,114)	—	2,236,715
Total equity securities	1,566,553	1,686,363	(1,118)	—	3,251,798
Short-term investments	1,452,270	18	—	—	1,452,288
Investments, available-for-sale	$13,147,964	$1,910,562	$(204,757)	$(7,147)	$14,846,622

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2014
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$108,250	$(62)	$163,359	$(2,101)	$271,609	$(2,163)
Obligations of states, municipalities and political subdivisions	58,583	(542)	92,441	(2,817)	151,024	(3,359)
Foreign governments	18,856	(386)	56,217	(655)	75,073	(1,041)
Commercial mortgage-backed securities	45,931	(210)	147,558	(2,392)	193,489	(2,602)
Residential mortgage-backed securities	9,613	(2,285)	207,374	(3,455)	216,987	(5,740)
Asset-backed securities	30,448	(20)	45,160	(662)	75,608	(682)
Corporate bonds	141,176	(2,263)	621,821	(9,997)	762,997	(12,260)
Total fixed maturities	412,857	(5,768)	1,333,930	(22,079)	1,746,787	(27,847)
Equity securities:
Insurance, banks and other financial institutions	16,219	(1,531)	—	—	16,219	(1,531)
Industrial, consumer and all other	86,062	(5,834)	—	—	86,062	(5,834)
Total equity securities	102,281	(7,365)	—	—	102,281	(7,365)
Short-term investments	181,964	(6)	—	—	181,964	(6)
Total	$697,102	$(13,139)	$1,333,930	$(22,079)	$2,031,032	$(35,218)

At December 31, 2014, the Company held 552 securities with a total estimated fair value of $2.0 billion and gross unrealized losses of $35.2 million. Of these 552 securities, 396 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $1.3 billion and gross unrealized losses of $22.1 million. All 396 securities were fixed maturities, of which 391 represent securities acquired in the Alterra transaction, for which a new amortized cost was established at fair value as of the Acquisition Date. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

c)The amortized cost and estimated fair value of fixed maturities at December 31, 2014 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$747,997	$752,715
Due after one year through five years	2,007,798	2,059,192
Due after five years through ten years	2,026,628	2,142,582
Due after ten years	3,664,474	3,955,429
	8,446,897	8,909,918
Commercial mortgage-backed securities	427,904	430,627
Residential mortgage-backed securities	954,263	982,847
Asset-backed securities	100,073	99,490
Total fixed maturities	$9,929,137	$10,422,882

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of fixed maturities was 5.8 years.

d)The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Interest:
Municipal bonds (tax-exempt)	$98,262	$82,308	$90,316
Municipal bonds (taxable)	49,345	28,041	22,663
Other taxable bonds	152,789	134,377	107,270
Short-term investments, including overnight deposits	5,959	3,573	2,755
Dividends on equity securities	65,031	48,641	50,416
Change in fair value of credit default swap	2,230	10,460	16,641
Income from equity method investments	4,766	21,898	1,961
Other	108	355	(41)
	378,490	329,653	291,981
Investment expenses	(15,260)	(12,280)	(9,874)
Net investment income	$363,230	$317,373	$282,107

e)Cumulative credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income were $12.7 million at December 31, 2014 and 2013 and $21.4 million at December 31, 2012.

f)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Realized gains:
Sales of fixed maturities	$8,417	$13,772	$18,337
Sales of equity securities	51,356	73,592	29,578
Other	15,205	5,940	749
Total realized gains	74,978	93,304	48,664
Realized losses:
Sales of fixed maturities	(18,136)	(25,168)	(563)
Sales of equity securities	(802)	(278)	(342)
Other-than-temporary impairments	(4,784)	(4,706)	(12,078)
Other	(5,256)	—	(4,088)
Total realized losses	(28,978)	(30,152)	(17,071)
Net realized investment gains	$46,000	$63,152	$31,593
Change in net unrealized gains on investments:
Fixed maturities	$480,350	$(403,610)	$51,783
Equity securities	500,673	665,599	302,013
Short-term investments	12	6	12
Net increase	$981,035	$261,995	$353,808

Other-than-temporary impairment losses recognized in net income and included in net realized investment gains included losses attributable to equity securities totaling $4.5 million, $2.8 million and $12.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Other-than-temporary impairment losses recognized in net income and included in net realized investment gains included losses attributable to fixed maturities totaling $0.3 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively.

g)The following table presents the components of restricted assets.

	December 31,
(dollars in thousands)	2014	2013
Restricted assets held in trust or on deposit to support underwriting activities	$4,961,061	$5,161,871
Investments and cash and cash equivalents pledged as security for letters of credit	635,340	695,072
Investments and cash pledged as collateral for credit default swap	—	33,430
Cash held in escrow for Abbey acquisition	—	199,006
Total	$5,596,401	$6,089,379

Total restricted assets are included on the Company's consolidated balance sheets as follows.

	December 31,
(dollars in thousands)	2014	2013
Investments, available-for-sale	$5,040,413	$5,225,701
Restricted cash and cash equivalents	522,225	786,926
Other assets	33,763	76,752
Total	$5,596,401	$6,089,379

h)At December 31, 2014 and December 31, 2013, investments in U.S. Treasury securities and obligations of U.S. government agencies were the only investments in any one issuer that exceeded 10% of shareholders' equity.

At December 31, 2014, the Company's ten largest equity holdings represented $1.9 billion, or 45%, of the equity portfolio. Investments in the property and casualty insurance industry represented $756.3 million, or 18%, of the equity portfolio at December 31, 2014. Investments in the property and casualty insurance industry included a $470.7 million investment in the common stock of Berkshire Hathaway Inc.

4. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2014	2013
Amounts receivable from agents, brokers and insureds	$1,031,519	$1,058,021
Trade accounts receivable	97,225	85,203
Employee stock loans receivable (see note 12(c))	15,044	12,822
Other	8,601	5,420
	1,152,389	1,161,466
Allowance for doubtful receivables	(17,172)	(19,693)
Receivables	$1,135,217	$1,141,773

5. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Balance, beginning of year	$260,967	$157,465	$194,674
Policy acquisition costs deferred	754,303	577,620	390,360
Amortization of policy acquisition costs	(654,916)	(471,915)	(428,109)
Foreign currency movements	(6,944)	(2,203)	540
Deferred policy acquisition costs	$353,410	$260,967	$157,465

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Transaction costs and other acquisition-related expenses (1)	$—	$75,140	$—
Prospective adoption of FASB ASU No. 2010-26 (2)	—	—	43,093
Other amortization of policy acquisition costs	654,916	471,915	385,016
Other operating expenses	805,966	765,257	501,363
Underwriting, acquisition and insurance expenses	$1,460,882	$1,312,312	$929,472

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

6. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2014	2013
Land	$56,848	$48,036
Buildings	78,786	59,307
Leasehold improvements	98,098	68,363
Land improvements	70,596	57,673
Furniture and equipment	255,566	217,528
Other	116,884	104,690
	676,778	555,597
Accumulated depreciation and amortization	(255,388)	(207,688)
Property and equipment	$421,390	$347,909

Depreciation and amortization expense of property and equipment was $51.2 million, $51.5 million and $36.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company does not own any material properties. The Company leases substantially all of the facilities used by its insurance operations and certain furniture and equipment under operating leases. The Company leases offices for the U.S. Insurance segment in Glen Allen, Virginia and in 25 other locations; the Company leases offices for the International Insurance segment in London, England, Hamilton, Bermuda and 35 other locations; and the Company leases offices for the Reinsurance segment primarily in Summit, New Jersey and Hamilton, Bermuda. The Company's Markel Ventures operations own certain of their office, clinic, manufacturing, warehouse and distribution facilities and lease others. The Company believes these facilities are suitable and adequate for the Company’s insurance and non-insurance operations.

7. Goodwill and Intangible Assets

The following table presents the components of goodwill. As described in note 19, effective January 1, 2014, the Company redefined its segments. As a result, goodwill was reallocated as of December 31, 2012 using a relative fair value allocation approach. The following table presents the components of goodwill by reportable segment.

(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other(1)	Total
January 1, 2013	$172,824	$309,662	$—	$192,444	$674,930
Acquisitions (see note 2)	107,755	65,190	122,745	1,185	296,875
Foreign currency movements and other adjustments	—	(2,088)	—	(2,000)	(4,088)
December 31, 2013	$280,579	$372,764	$122,745	$191,629	$967,717
Acquisitions (see note 2)	—	42,989	—	61,539	104,528
Impairment loss	—	—	—	(13,737)	(13,737)
Foreign currency movements and other adjustments	—	(7,570)	—	(1,823)	(9,393)
December 31, 2014 (2)	$280,579	$408,183	$122,745	$237,608	$1,049,115

(1)	Amounts included in Other above are related to the Company's non-insurance operations, which are not included in a reportable segment.

(2)	Goodwill is net of accumulated impairment losses of $13.7 million included in Other.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. As part of our annual impairment test, during the fourth quarter of 2014, the Company recorded a non-cash goodwill impairment charge of $13.7 million to other expenses, to reduce the carrying value of the Diamond Healthcare reporting unit's goodwill to its implied fair value. Diamond Healthcare's operations consist of the planning, development and operation of behavioral health services in partnership with healthcare organizations, and are reported in our non-insurance operations. The Company determined the goodwill for the reporting unit was impaired as a result of lower than expected earnings and lower estimated future earnings. To determine the value of the impairment loss, the Company estimated the fair value of the reporting unit primarily using an income approach based on a discounted cash flow model.

There were no impairment losses recognized during 2013 or 2012.

The following table presents the components of intangible assets with a net carrying amount.

	December 31,
	2014		2013
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$452,157	$(69,483)	$298,886	$(43,286)
Broker relationships	175,681	(34,827)	178,693	(23,255)
Trade names	94,795	(17,673)	65,880	(12,666)
Technology	62,288	(22,671)	56,429	(16,222)
Insurance licenses	39,985	—	40,185	(133)
Lloyd's syndicate capacity	12,000	—	12,000	—
Other	18,903	(8,408)	14,197	(5,625)
Total	$855,809	$(153,062)	$666,270	$(101,187)

Amortization of intangible assets was $57.6 million, $55.2 million and $33.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of intangible assets is estimated to be $58.3 million for 2015, $55.2 million for 2016, $52.8 million for 2017, $52.5 million for 2018 and $46.7 million for 2019. Indefinite-lived intangible assets were $58.0 million at December 31, 2014 and December 31, 2013.

In 2014, the Company acquired $204.4 million of intangible assets. The definite-lived intangible assets acquired are expected to be amortized over a weighted average period of 16.8 years. The definite-lived intangible assets acquired during 2014 include customer relationships, trade names and technology, which are expected to be amortized over a weighted average period of 18.6, 12.5 and 7.0 years, respectively.

8. Income Taxes

Income before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Domestic operations	$240,279	$325,133	$126,466
Foreign operations	200,099	36,610	185,584
Income before income taxes	$440,378	$361,743	$312,050

Income tax expense includes the following components.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Current:
Domestic	$7,573	$50,683	$14,340
Foreign	24,574	23,165	1,814
Total current tax expense	32,147	73,848	16,154
Deferred:
Domestic	43,673	23,906	(3,734)
Foreign	40,870	(19,856)	41,382
Total deferred tax expense	84,543	4,050	37,648
Income tax expense	$116,690	$77,898	$53,802

Foreign income tax expense (benefit) includes United States tax expense (benefit) on foreign operations.

State income tax expense is not material to the consolidated financial statements.

The Company made income tax payments of $89.5 million, $35.7 million and $30.0 million in 2014, 2013 and 2012, respectively. Current income taxes payable were $37.6 million and $84.2 million at December 31, 2014 and 2013, respectively, and were included in other liabilities on the consolidated balance sheets.

Reconciliations of the United States corporate income tax rate to the effective tax rate on income before income taxes are presented in the following table.

	Years Ended December 31,
	2014	2013	2012
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	(9)	(9)	(12)
Tax credits	(1)	—	—
Foreign operations	—	(4)	(5)
Other	1	—	(1)
Effective tax rate	26%	22%	17%

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2014	2013
Assets:
Unpaid losses and loss adjustment expenses	$239,588	$283,365
Life and annuity benefits	143,102	161,209
Unearned premiums recognized for income tax purposes	108,960	76,862
Net operating loss carryforwards	36,359	43,010
Tax credit carryforwards	32,525	33,773
Other-than-temporary impairments not yet deductible for income tax purposes	28,106	34,978
Differences between financial reporting and tax bases	132,878	139,357
Total gross deferred tax assets	721,518	772,554
Less valuation allowance	(4,801)	—
Total gross deferred tax assets, net of allowance	716,717	772,554
Liabilities:
Net unrealized gains on investments	759,212	459,015
Amortization of goodwill and other intangible assets	106,927	97,580
Deferred policy acquisition costs	101,766	65,543
Differences between financial reporting and tax bases	59,359	46,699
Total gross deferred tax liabilities	1,027,264	668,837
Net deferred tax asset (liability)	$(310,547)	$103,717

The net deferred tax liability at December 31, 2014 was included in other liabilities on the consolidated balance sheet. The net deferred tax asset at December 31, 2013 was included in other assets on the consolidated balance sheet.

At December 31, 2014, the Company had tax credit carryforwards of $32.5 million. The earliest any of these credits will expire is 2019.

At December 31, 2014, the Company had net operating losses of $61.9 million that can be used to offset future income that is taxable in the United States from Markel Capital Limited, a wholly owned United Kingdom subsidiary. The Company's ability to use these losses in the United States expires between the years 2021 and 2032. At December 31, 2014, the Company had net operating losses of $61.2 million that can be used to offset future income that is taxable in the United States. The Company's ability to use these losses in the United States expires between the years 2027 and 2033.

The Company believes that it is more likely than not that it will realize $716.7 million of gross deferred tax assets, including net operating losses, recorded at December 31, 2014, through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities. The Company recorded a valuation allowance to offset the deferred tax asset on losses incurred in our Brazilian subsidiary.

At December 31, 2014, the Company had unrecognized tax benefits of $17.7 million. If recognized, $15.6 million of these tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any significant changes in unrecognized tax benefits during 2015.

The following table presents a reconciliation of unrecognized tax benefits.

	Years Ended December 31,
(dollars in thousands)	2014	2013
Unrecognized tax benefits, beginning of year	$18,219	$18,870
Increases for tax positions taken in prior years	3	—
Lapse of statute of limitations	(522)	(651)
Unrecognized tax benefits, end of year	$17,700	$18,219

At December 31, 2014, earnings of the Company's foreign subsidiaries, with the exception of certain of our Bermuda subsidiaries, are considered reinvested indefinitely and no provision for deferred United States income taxes has been recorded. It is not practicable to determine the amount of unrecorded deferred tax liabilities associated with such earnings due to the complexity of this calculation.

The Company is subject to income tax in the United States and in foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2011.

9. Unpaid Losses and Loss Adjustment Expenses

a)The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Net reserves for losses and loss adjustment expenses, beginning of year	$8,407,642	$4,592,652	$4,607,767
Foreign currency movements, commutations and other	(137,385)	(780)	30,359
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	8,270,257	4,591,872	4,638,126
Incurred losses and loss adjustment expenses:
Current year	2,638,012	2,227,402	1,553,070
Prior years	(435,545)	(411,129)	(399,002)
Total incurred losses and loss adjustment expenses	2,202,467	1,816,273	1,154,068
Payments:
Current year	502,107	670,928	268,745
Prior years	1,436,851	906,302	931,955
Total payments	1,938,958	1,577,230	1,200,700
Effect of foreign currency rate changes	(19,476)	(7,915)	1,158
Net reserves for losses and loss adjustment expenses of acquired insurance companies	21,193	3,584,642	—
Net reserves for losses and loss adjustment expenses, end of year	8,535,483	8,407,642	4,592,652
Reinsurance recoverable on unpaid losses	1,868,669	1,854,414	778,774
Gross reserves for losses and loss adjustment expenses, end of year	$10,404,152	$10,262,056	$5,371,426

Beginning of year net reserves for losses and loss adjustment expenses are adjusted, when applicable, for the impact of changes in foreign currency rates, commutations and other items. In 2014, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $127.7 million in foreign currency rates of exchange. In 2013, beginning of year net reserves for losses and loss adjustment expenses were increased by a movement of $0.7 million in foreign currency rates of exchange, which was more than offset by commutations. In 2012, beginning of year net reserves for losses and loss adjustment expenses were increased by a movement of $23.4 million in foreign currency rates of exchange.

In 2014, the Company recorded net reserves for losses and loss adjustment expenses of $21.2 million as a result of the acquisition of Abbey. These reserves were recorded at fair value as part of the Company's purchase accounting.

In 2014, incurred losses and loss adjustment expenses included $435.5 million of favorable development on prior years' loss reserves, which was due in part to $250.4 million of loss reserve redundancies on our long-tail casualty and professional liability lines within the U.S. Insurance segment and on our professional liability and marine and energy product lines within the International Insurance segment, as actual claims reporting patterns on prior accident years have been more favorable than the Company's actuarial analyses initially anticipated. The favorable development on prior years' loss reserves in 2014 was partially offset by $32.8 million of adverse development in prior years' loss reserves on asbestos and environmental (A&E) exposures.

Once a year, generally during the third quarter, the Company completes an in-depth, actuarial review of its A&E exposures. Over the past few years, the number of A&E claims reported each year across the property and casualty industry has been on the decline. However, at the same time, the likelihood of making an indemnity payment has risen, thus increasing the average cost per reported claim. During the 2012 annual review, the Company reduced its estimate of the ultimate claims count, while increasing its estimate of the number of claims that would ultimately be closed with an indemnity payment. During the annual review for both 2014 and 2013, the Company increased its expectation of the severity of the outcome of certain claims subject to litigation. As the ultimate outcome of known claims increases, the Company's expected ultimate closure value on unreported claims also increases. As a result, prior years' loss reserves for A&E exposures were increased by $27.2 million in 2014, $28.4 million in 2013 and $31.1 million in 2012.

In 2013, the Company recorded net reserves for losses and loss adjustment expenses of $3.6 billion as a result of the acquisition of Alterra. These reserves were recorded at fair value as part of the Company's purchase accounting. See note 2 for a discussion of the Company's acquisition of Alterra.

In 2013, incurred losses and loss adjustment expenses included $411.1 million of favorable development on prior years' loss reserves, which was due in part to $255.2 million of loss reserve redundancies on our long-tail casualty and professional liability product lines within the U.S. Insurance segment and on our professional liability and marine and energy product lines within the International Insurance segment, as actual claims reporting patterns on prior accident years have been more favorable than the Company's actuarial analyses initially anticipated. The favorable development on prior years' loss reserves in 2013 was partially offset by $30.1 million of adverse development in prior years' loss reserves on A&E exposures.

Current year incurred losses and loss adjustment expenses for 2012 included $99.6 million of estimated net losses related to Hurricane Sandy. The estimated net losses on Hurricane Sandy were net of estimated reinsurance recoverables of $77.6 million.

In 2012, incurred losses and loss adjustment expenses included $399.0 million of favorable development on prior years' loss reserves, which was due in part to $292.3 million of loss reserve redundancies on our long-tail casualty and professional liability lines within our U.S. Insurance segment and on our professional liability and marine and energy product lines within the International Insurance segment, as actual claims reporting patterns on prior accident years have been more favorable than the Company's actuarial analyses initially anticipated. The favorable development on prior years' loss reserves in 2012 was partially offset by $38.2 million of adverse development in prior years' loss reserves on A&E exposures.

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

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Net reserves for A&E losses and loss adjustment expenses, beginning of year	$272,194	$260,791	$244,772
Commutations and other	115	(5,067)	(897)
Adjusted net reserves for A&E losses and loss adjustment expenses, beginning of year	272,309	255,724	243,875
Incurred losses and loss adjustment expenses	32,840	30,128	38,179
Payments	(17,426)	(13,658)	(21,263)
Net reserves for A&E losses and loss adjustment expenses, end of year	287,723	272,194	260,791
Reinsurance recoverable on unpaid losses	102,719	100,784	100,063
Gross reserves for A&E losses and loss adjustment expenses, end of year	$390,442	$372,978	$360,854

At December 31, 2014, asbestos-related reserves were $290.1 million and $218.9 million on a gross and net basis, respectively. Net reserves for reported claims and net incurred but not reported reserves for A&E exposures were $173.8 million and $113.9 million, respectively, at December 31, 2014. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $415.7 million at December 31, 2014, which includes $85.7 million of litigation-related expense.

The Company's reserves for losses and loss adjustment expenses related to A&E exposures represent management's best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company's statistical analysis of these reserves is reviewed by the Company's independent actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company's gross and net A&E reserves at December 31, 2014 are adequate.

10. Life and Annuity Benefits

The following table presents life and annuity benefits.

	December 31,
(dollars in thousands)	2014	2013
Life	$182,604	$190,765
Annuities	1,031,946	1,194,558
Accident and health	91,268	101,251
Total	$1,305,818	$1,486,574

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

Because of the assumptions and estimates used in establishing the Company's reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of December 31, 2014.

As of December 31, 2014, the largest life and annuity benefits reserve for a single contract was 33.5% of the total.
No annuities included in life and annuity benefits in the consolidated balance sheet are subject to discretionary withdrawal.

11. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2014	2013
7.20% unsecured senior notes, due April 14, 2017, interest payable semi-annually, net of unamortized premium of $3,526 in 2014 and $4,822 in 2013	$94,155	$95,451
7.125% unsecured senior notes, due September 30, 2019, interest payable semi-annually, net of unamortized discount of $1,343 in 2014 and $1,626 in 2013	348,657	348,374
6.25% unsecured senior notes, due September 30, 2020, interest payable semi-annually, net of unamortized premium of $53,172 in 2014 and $61,273 in 2013	403,172	411,273
5.35% unsecured senior notes, due June 1, 2021, interest payable semi-annually, net of unamortized discount of $1,325 in 2014 and $1,531 in 2013	248,675	248,469
4.90% unsecured senior notes, due July 1, 2022, interest payable semi-annually, net of unamortized discount of $2,095 in 2014 and $2,374 in 2013	347,905	347,626
3.625% unsecured senior notes, due March 30, 2023, interest payable semi-annually, net of unamortized discount of $1,659 in 2014 and $1,860 in 2013	248,341	248,140
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $2,078 in 2014 and $2,185 in 2013	197,922	197,815
5.0% unsecured senior notes, due March 30, 2043, interest payable semi-annually, net of unamortized discount of $6,327 in 2014 and $6,551 in 2013	243,673	243,449
Other debt, at various interest rates ranging from 1.6% to 6.5%	121,094	115,630
Senior long-term debt and other debt	$2,253,594	$2,256,227

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

On June 30, 2014, Markel Corporation entered into agreements guaranteeing the 7.20% unsecured senior notes and 6.25% unsecured senior notes. These guarantee agreements were issued pursuant to supplemental indentures entered into by the Company on June 30, 2014 and are in addition to the existing guarantees provided by Alterra.

Effective August 1, 2014, both Alterra Finance and Alterra USA provided guarantees for the Company's revolving credit facility. As a result, the Company's revolving credit facility ranks equally with the 6.25% unsecured senior notes and the 7.20% unsecured senior notes.

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

The estimated fair value based on quoted market prices of the Company's senior long-term debt and other debt was $2.5 billion and $2.4 billion at December 31, 2014 and 2013, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of December 31, 2014.

Years Ending December 31,	(dollars in thousands)
2015	$23,340
2016	21,850
2017	112,942
2018	2,348
2019	352,199
2020 and thereafter	1,699,044
Total principal payments	$2,211,723
Net unamortized premium	41,871
Senior long-term debt and other debt	$2,253,594

On August 1, 2014, the Company entered into a credit agreement for a revolving credit facility, which provides $300 million of capacity for future acquisitions, investments, repurchases of capital stock of the Company and for general corporate purposes. At the Company's discretion, $200 million of the total capacity may be used for secured letters of credit. The Company may increase the capacity of the facility to $500 million subject to certain terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee (0.225% at December 31, 2014) on the unused portion of the facility based on the Company's debt to equity leverage ratio as calculated under the credit agreement. Markel Corporation, along with Alterra Finance and Alterra USA, guaranteed the Company's obligations under the facility. At December 31, 2014, the Company had no borrowings outstanding under this revolving credit facility. This facility replaced the Company's previous $300 million revolving credit facility and expires in August 2019.

Alterra and Markel Bermuda are party to a secured credit facility (the senior credit facility), which expires on December 15, 2015. On August 1, 2014, the Company reduced the capacity of the senior credit facility from $900 million to $650 million. The senior credit facility provides for secured letters of credit to be issued for the account of Alterra, Markel Bermuda and certain other subsidiaries of Alterra and for loans to Alterra and Markel Bermuda. Loans under the senior credit facility are subject to a sublimit of $250 million. Subject to certain conditions and at the request of Alterra, the aggregate commitments of the lenders under the senior credit facility may be increased up to a total of $1.4 billion. The Company pays a fee of 0.40% for outstanding letters of credit under the senior credit facility and a commitment fee of 0.125% on the total unused portion of the senior credit facility. At December 31, 2014 and 2013, the Company had no borrowings outstanding under the senior credit facility. At December 31, 2014, $374.5 million of letters of credit were issued and outstanding under the senior credit facility.

At December 31, 2014, the Company was in compliance with all covenants contained in its revolving credit facility and senior credit facility. To the extent that the Company is not in compliance with its covenants, the Company's access to these credit facilities could be restricted.

The Company paid $125.8 million, $114.5 million and $92.9 million in interest on its senior long-term debt and other debt during the years ended December 31, 2014, 2013 and 2012, respectively.

12. Shareholders' Equity

a)The Company had 50,000,000 shares of no par value common stock authorized of which 13,961,675 shares and 13,985,620 shares were issued and outstanding at December 31, 2014 and 2013, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which was issued or outstanding at December 31, 2014 or 2013.

The Company's Board of Directors has approved the repurchase of up to $300 million of common stock under a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2014, the Company had repurchased 34,385 shares of common stock at a cost of $20.5 million under the Program.

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

	Years Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Net income to shareholders	$321,182	$281,021	$253,385
Adjustment of redeemable noncontrolling interests	(8,186)	1,963	(3,101)
Adjusted net income to shareholders	$312,996	$282,984	$250,284

Basic common shares outstanding	13,984	12,538	9,640
Dilutive potential common shares from conversion of options	11	12	6
Dilutive potential common shares from conversion of restricted stock	62	36	20
Diluted shares outstanding	14,057	12,586	9,666
Basic net income per share	$22.38	$22.57	$25.96
Diluted net income per share	$22.27	$22.48	$25.89

c)The Company's Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company's common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan's loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. The Company has authorized 100,000 shares for purchase under this plan, of which 20,740 and 33,454 shares were available for purchase at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $15.0 million and $12.8 million, respectively.

d)In April 2012, the Company adopted the 2012 Equity Incentive Compensation Plan (2012 Compensation Plan), which replaced the Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan). The 2012 Compensation Plan provides for grants and awards of restricted stock, restricted stock units, performance grants, and other stock based awards to employees and directors and is administered by the Compensation Committee of the Company's Board of Directors (Compensation Committee). At December 31, 2014, there were 145,253 shares reserved for issuance under the 2012 Compensation Plan.

Restricted stock units are awarded to certain associates and executive officers based upon meeting performance conditions determined by the Compensation Committee. These awards generally vest at the end of the third year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company's common stock for each vested restricted stock unit. During 2014, the Company awarded 17,917 restricted stock units to associates and executive officers based on performance conditions being met.

Restricted stock units also are awarded to associates and executive officers to assist the Company in securing or retaining the services of key employees. During 2014, the Company awarded 8,950 restricted stock units to associates and executive officers as a hiring or retention incentive. The restricted stock units had a grant-date fair value of $5.4 million. These awards generally vest over a three-year period and entitle the recipient to receive one share of the Company's common stock for each vested restricted stock unit.

During 2014, the Company awarded 1,413 shares of restricted stock to its non-employee directors. The shares awarded to non-employee directors will vest in 2015.

The following table summarizes nonvested share-based awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards at January 1, 2014	98,711	$449.93
Granted	28,280	583.74
Vested	(8,479)	491.51
Forfeited	(380)	411.00
Nonvested awards at December 31, 2014	118,132	$479.11

The fair value of the Company's share-based awards issued under the Omnibus Incentive Plan was determined based on the average price of the Company's common shares on the grant date. The fair value of the Company's share-based awards granted under the 2012 Compensation Plan is determined based on the closing price of the Company's common shares on the grant date. The weighted average grant-date fair value of the Company's share-based awards granted in 2014, 2013 and 2012 was $583.74, $517.24 and $412.04, respectively. As of December 31, 2014, unrecognized compensation cost related to nonvested share-based awards issued under the Omnibus Incentive Plan and 2012 Compensation plan was $22.8 million, which is expected to be recognized over a weighted average period of 2.2 years. The fair value of the Company's share-based awards that vested during 2014, 2013 and 2012 was $4.2 million, $2.5 million and $4.7 million, respectively.

e)In May 2013, in connection with the acquisition of Alterra, the Company issued 101,875 replacement options and 154,103 restricted stock awards to holders of Alterra options and restricted stock awards. The replacement options and restricted stock awards were issued under the terms and conditions of the Alterra Capital Holdings Limited 2008 Stock Incentive Plan, the Alterra Capital Holdings Limited 2006 Equity Incentive Plan and the Alterra Capital Holdings Limited 2000 Stock Incentive Plan (collectively, the Alterra Equity Award Plans). No further options or restricted stock awards are available for issuance under the Alterra Equity Award Plans.

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

The following table summarizes additional information with respect to these options.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value (in millions)
Outstanding and exercisable, January 1, 2014	35,941	$412.39
Exercised	13,636	$413.06
Outstanding and exercisable, December 31, 2014	22,305	$411.98	1.7	$6.1

During 2014, 13,636 options were exercised under the Alterra Equity Award Plans, resulting in cash proceeds of $5.6 million and a current tax benefit of $0.8 million. The intrinsic value of options exercised in 2014 was $2.5 million. From the Acquisition Date through December 31, 2013, 65,934 options were exercised under the Alterra Equity Award Plans, resulting in cash proceeds of $24.3 million and a current tax benefit of $0.8 million. The intrinsic value of options exercised in 2013 was $9.4 million.

The replacement restricted stock awards issued by the Company had a grant date fair value of $81.6 million, or $529.59 per share. The awards were partially vested as of the Acquisition Date and had a weighted average remaining service period of approximately one year. As a result, $61.0 million was recognized as part of the Acquisition Consideration and $20.6 million is being recognized as compensation expense over the remaining service period of the awards. The fair value of the replacement restricted stock awards was determined based on the weighted average price of the Company's stock on April 30, 2013, the day preceding the Acquisition Date. The following table summarizes activity related to these nonvested restricted stock awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards at January 1, 2014	68,411	$529.59
Vested	(34,119)	529.59
Forfeited	(377)	529.59
Nonvested awards at December 31, 2014	33,915	$529.59

The Company recognized compensation expense totaling $3.9 million and $12.7 million for the years ended December 31, 2014 and 2013, respectively, related to these restricted stock awards. As of December 31, 2014, unrecognized compensation cost related to the nonvested restricted stock awards was $0.6 million, which is expected to be recognized over a weighted average period of less than one year. The fair value of the restricted stock awards that vested during 2014 and 2013 was $18.1 million and $41.3 million, respectively.

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests.

(dollars in thousands)	Unrealized Holding Gains on Available-for- Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2011	$704,719	$(2,614)	$(41,185)	$660,920
Other comprehensive income before reclassifications	266,265	1,539	4,670	272,474
Amounts reclassified from accumulated other comprehensive income	(24,051)	—	1,994	(22,057)
Total other comprehensive income	242,214	1,539	6,664	250,417
December 31, 2012	$946,933	$(1,075)	$(34,521)	$911,337
Other comprehensive income (loss) before reclassifications	225,404	(10,171)	2,517	217,750
Amounts reclassified from accumulated other comprehensive income	(40,830)	—	1,548	(39,282)
Total other comprehensive income (loss)	184,574	(10,171)	4,065	178,468
December 31, 2013	$1,131,507	$(11,246)	$(30,456)	$1,089,805
Other comprehensive income (loss) before reclassifications	687,908	(32,245)	(16,516)	639,147
Amounts reclassified from accumulated other comprehensive income	(26,161)	—	1,766	(24,395)
Total other comprehensive income (loss)	661,747	(32,245)	(14,750)	614,752
December 31, 2014	$1,793,254	$(43,491)	$(45,206)	$1,704,557

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Change in net unrealized gains on investments:
Net holding gains arising during the period	$328,564	$93,837	$122,524
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	614	(34)	(49)
Reclassification adjustments for net gains included in net income	(9,890)	(16,382)	(10,881)
Change in net unrealized gains on investments	319,288	77,421	111,594
Change in foreign currency translation adjustments	1,918	(1,619)	(446)
Change in net actuarial pension loss	(3,687)	1,015	1,991
Total	$317,519	$76,817	$113,139

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(4,784)	$(4,706)	$(12,078)
Net realized investment gains, excluding other-than-temporary impairment losses	40,835	61,918	47,010
Total before taxes	36,051	57,212	34,932
Income taxes	(9,890)	(16,382)	(10,881)
Reclassification of unrealized holding gains, net of taxes	$26,161	$40,830	$24,051

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(2,084)	$(1,934)	$(2,590)
Income taxes	318	386	596
Reclassification of net actuarial pension loss, net of taxes	$(1,766)	$(1,548)	$(1,994)

14. Fair Value Measurements

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

Derivatives. Derivatives are recorded at fair value on a recurring basis and, prior to its scheduled termination in December 2014, included a credit default swap. The fair value of the credit default swap was measured by the Company using an external valuation model with any changes in fair value recorded in net investment income. Due to the significance of unobservable inputs required in measuring the fair value of the credit default swap, the credit default swap was classified as Level 3 within the fair value hierarchy. As of December 31, 2013, the fair value of the credit default swap was included in other liabilities on the consolidated balance sheet. Net investment income in 2014, 2013 and 2012 included favorable changes in the fair value of the credit default swap of $2.2 million, $10.5 million and $16.6 million, respectively. The Company had no other material derivative instruments at December 31, 2014 or 2013.

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

	December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$673,262	$—	$673,262
Obligations of states, municipalities and political subdivisions	—	4,317,547	—	4,317,547
Foreign governments	—	1,611,921	—	1,611,921
Commercial mortgage-backed securities	—	430,627	—	430,627
Residential mortgage-backed securities	—	982,847	—	982,847
Asset-backed securities	—	99,490	—	99,490
Corporate bonds	—	2,307,188	—	2,307,188
Total fixed maturities	—	10,422,882	—	10,422,882
Equity securities:
Insurance, banks and other financial institutions	1,311,925	—	—	1,311,925
Industrial, consumer and all other	2,825,651	—	—	2,825,651
Total equity securities	4,137,576	—	—	4,137,576
Short-term investments	1,469,975	124,874	—	1,594,849
Total investments available-for-sale	$5,607,551	$10,547,756	$—	$16,155,307

	December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$1,194,231	$—	$1,194,231
Obligations of states, municipalities and political subdivisions	—	3,075,715	—	3,075,715
Foreign governments	—	1,461,054	—	1,461,054
Commercial mortgage-backed securities	—	367,821	—	367,821
Residential mortgage-backed securities	—	870,248	—	870,248
Asset-backed securities	—	188,289	—	188,289
Corporate bonds	—	2,985,178	—	2,985,178
Total fixed maturities	—	10,142,536	—	10,142,536
Equity securities:
Insurance, banks and other financial institutions	1,015,083	—	—	1,015,083
Industrial, consumer and all other	2,236,715	—	—	2,236,715
Total equity securities	3,251,798	—	—	3,251,798
Short-term investments	1,312,561	139,727	—	1,452,288
Total investments available-for-sale	$4,564,359	$10,282,263	$—	$14,846,622
Liabilities:
Derivative contracts	$—	$—	$2,230	$2,230

There were no transfers into or out of Level 1 and Level 2 during 2014 or 2013.

Except as disclosed in note 2, the Company did not have other any assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2014 and 2013.

15. Reinsurance

The Company uses reinsurance and retrocessional reinsurance to manage its net retention on individual risks and overall exposure to losses while providing it with the ability to offer policies with sufficient limits to meet policyholder needs. Historically, the Company's products were written with limits that did not require significant reinsurance. Following the acquisition of Alterra, the Company has certain insurance and reinsurance products that use higher levels of reinsurance. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. In a retrocessional reinsurance transaction, a reinsurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance or retrocessional agreement.

A credit risk exists with ceded reinsurance to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance or retrocessional contracts. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2014 and 2013, balances recoverable from the Company's ten largest reinsurers, by group, represented approximately 63% and 62%, respectively, of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances. At December 31, 2014, the Company's largest reinsurance balance was due from the Fairfax Financial Group and represented 10% of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements.

The following table summarizes the Company's reinsurance allowance for doubtful accounts.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Reinsurance allowance, beginning of year	$76,210	$71,148	$69,067
Additions	10,316	13,621	24,179
Deductions	(26,713)	(8,559)	(22,098)
Reinsurance allowance, end of year	$59,813	$76,210	$71,148

Management believes the Company's reinsurance allowance for doubtful accounts is adequate at December 31, 2014; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance and retrocessional contracts could result in additional charges.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Years Ended December 31,
	2014		2013		2012
(dollars in thousands)	Written	Earned	Written	Earned	Written	Earned
Direct	$3,478,273	$3,443,912	$3,143,957	$2,947,812	$2,115,353	$2,057,735
Assumed	1,327,240	1,298,371	776,269	1,016,853	398,328	376,186
Ceded	(888,498)	(901,371)	(683,543)	(733,049)	(299,555)	(286,793)
Net premiums	$3,917,015	$3,840,912	$3,236,683	$3,231,616	$2,214,126	$2,147,128

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $423.1 million, $269.4 million and $165.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The percentage of ceded earned premiums to gross earned premiums was 19%, 18% and 12% for the years ended December 31, 2014, 2013 and 2012, respectively. The percentage of assumed earned premiums to net earned premiums was 34%, 31% and 18% for the years ended December 31, 2014, 2013 and 2012, respectively.

16. Commitments and Contingencies

a)The Company leases substantially all of its facilities and certain furniture and equipment under noncancelable operating leases with remaining terms up to 20 years.

The following table summarizes the Company's minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2014.

Years Ending December 31,	(dollars in thousands)
2015	$28,434
2016	23,636
2017	28,124
2018	26,549
2019	25,169
2020 and thereafter	151,000
Total	$282,912

Rental expense was $42.7 million, $35.3 million and $28.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

b)Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

17. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business. These transactions are at arm's length and are not material to the Company's consolidated financial statements.

18. Statutory Financial Information

a) Statutory capital and surplus and statutory net income (loss) for the Company's wholly-owned insurance subsidiaries as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, respectively, is summarized below.

Statutory Capital and Surplus

(dollars in thousands)	2014	2013
United States	$2,619,001	$2,396,530
United Kingdom	$604,564	$510,426
Bermuda	$1,890,920	$1,503,004
Other	$177,738	$172,447

As of December 31, 2014, the amount of statutory capital and surplus necessary to satisfy regulatory requirements is not significant in relation to actual statutory capital and surplus.

Statutory Net Income (Loss)
	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
United States	$212,909	$235,009	$127,179
United Kingdom	$70,632	$109,983	$82,573
Bermuda	$162,809	$249,772	N/A
Other	$1,271	$(12,617)	N/A

United States

The laws of the domicile states of the Company's U.S. insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company's U.S. insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. At December 31, 2014, the Company's U.S. insurance subsidiaries could pay up to $310.6 million during the following 12 months under the ordinary dividend regulations.

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

United Kingdom

The Company's United Kingdom insurance subsidiary and its Lloyd's managing agent are authorized by the Prudential Regulation Authority (PRA) and regulated by both the PRA and the Financial Conduct Authority (FCA). The PRA oversees compliance with established periodic auditing and reporting requirements, minimum solvency margins and individual capital assessment requirements and dividend restrictions, while both the PRA and the FCA oversee compliance with risk assessment reviews and various other requirements. Markel International Insurance Company Limited (MIICL) is required to give 14 days advance notice to the PRA for any dividends from MIICL. Markel Syndicate Management Limited, the managing agent of the Company's syndicate at Lloyd's, is required to satisfy the solvency requirements of Lloyd's. In addition, the Company's United Kingdom subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose. As of December 31, 2014, earnings of the Company's United Kingdom subsidiaries are considered reinvested indefinitely for U.S. income tax purposes and will not be made available for distributions to the holding company.

Bermuda

Markel Bermuda is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2014, Markel Bermuda satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Under the Bermuda Insurance Act, Markel Bermuda is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (BMA). Further, Markel Bermuda is prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. Markel Bermuda must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a long-term insurer, Markel Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by Markel Bermuda's approved actuary, exceeds the liabilities of its long-term business by the amount of the dividend and at least the prescribed minimum solvency margin. As of December 31, 2014, Markel Bermuda could pay up to $472.7 million during the following 12 months without making any additional filings with the BMA.

Other Jurisdictions
The Company's other foreign subsidiaries are subject to capital and solvency requirements in their respective jurisdictions of domicile that govern their ability to declare and pay dividends. As of December 31, 2014, earnings of our foreign subsidiaries are considered reinvested indefinitely for U.S. income tax purposes and will not be made available for distributions to the holding company.

b)    Lloyd's sets the corporate members' required capital annually based on each syndicates' business plans, rating environment, reserving environment and input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such required capital is referred to as Funds at Lloyd's (FAL), and comprises cash and investments. The amount of cash and investments held as FAL as of December 31, 2014 was $784.6 million. The amount which the Company provides as FAL is not available for distribution to the holding company. The Company's corporate members may also be required to maintain funds under the control of Lloyd's in excess of their capital requirements and such funds also may not be available for distribution to the holding company.

19. Segment Reporting Disclosures

In conjunction with the continued integration of Alterra into the Company's insurance operations, during the first quarter of 2014, the Company changed the way it aggregates and monitors its ongoing underwriting results. Effective January 1, 2014, the Company monitors and reports its ongoing underwriting operations in the following three segments: U.S. Insurance, International Insurance and Reinsurance. In determining how to aggregate and monitor its underwriting results, the Company considers many factors, including the geographic location and regulatory environment of the insurance entity underwriting the risk, the nature of the insurance product sold, the type of account written and the type of customer served. The U.S. Insurance segment includes all direct business and facultative placements written by the Company's insurance subsidiaries domiciled in the United States. The International Insurance segment includes all direct business and facultative placements written by the Company's insurance subsidiaries domiciled outside of the United States, including the Company's syndicate at Lloyd's. The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions, including the results attributable to the run-off of life and annuity reinsurance business previously written by Alterra, are reported in the Other Insurance (Discontinued Lines) segment. All investing activities related to the Company's insurance operations are included in the Investing segment.

The Company's non-insurance operations include its Markel Ventures operations, which primarily consist of controlling interests in various industrial and service businesses. The Company's non-insurance operations also include the results of the Company's legal and professional consulting services, which were acquired through the acquisition of Abbey in January 2014. For purposes of segment reporting, the Company's non-insurance operations are not considered to be a reportable segment.

The following table summarizes the Company's gross written premiums by country. Gross written premiums are attributed to individual countries based upon location of risk.

	Years Ended December 31,
(dollars in thousands)	2014	% of Total	2013	% of Total	2012	% of Total
United States	$3,523,239	73%	$2,934,868	75%	$1,768,011	70%
United Kingdom	441,669	9	245,143	6	147,891	6
Canada	125,617	3	128,420	3	120,542	5
Other countries	714,988	15	611,795	16	477,237	19
Total	$4,805,513	100%	$3,920,226	100%	$2,513,681	100%

Most of the Company's gross written premiums are placed through insurance and reinsurance brokers. During the years ended December 31, 2014 and 2013, the top three independent brokers accounted for approximately 28% and 24% of consolidated gross premiums written. During the years ended December 31, 2014 and 2013, the top three independent brokers accounted for approximately 68%, of gross premiums written in the Reinsurance segment and 41% and 42%, respectively, of gross premiums written in the International Insurance segment.

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

All segment disclosures for the prior periods have been revised to be consistent with the new segment structure.

a)	The following tables summarize the Company's segment disclosures.

	Year Ended December 31, 2014
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$2,493,823	$1,200,403	$1,112,728	$(1,441)		$—	$4,805,513
Net written premiums	2,071,466	889,336	956,584	(371)		—	3,917,015

Earned premiums	2,022,860	909,679	908,385	(12)		—	3,840,912
Losses and loss adjustment expenses:
Current accident year	(1,340,129)	(660,409)	(637,474)	—		—	(2,638,012)
Prior accident years	216,557	166,615	79,951	(27,578)		—	435,545
Amortization of policy acquisition costs	(403,233)	(141,394)	(110,289)	—		—	(654,916)
Other operating expenses	(396,737)	(207,175)	(201,673)	(381)		—	(805,966)
Underwriting profit (loss)	99,318	67,316	38,900	(27,971)		—	177,563
Net investment income	—	—	—	—		363,230	363,230
Net realized investment gains	—	—	—	—		46,000	46,000
Other revenues (insurance)	2,478	21,827	2,696	1,631		—	28,632
Other expenses (insurance)	(5,149)	(18,706)	(1,847)	(37,132)		—	(62,834)
Segment profit (loss)	$96,647	$70,437	$39,749	$(63,472)		$409,230	$552,591
Other revenues (non-insurance)							854,893
Other expenses (non-insurance)							(792,037)
Amortization of intangible assets							(57,627)
Interest expense							(117,442)
Income before income taxes							$440,378
U.S. GAAP combined ratio (1)	95%	93%	96%	NM	(2)		95%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM — Ratio is not meaningful.

	Year Ended December 31, 2013
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$2,252,739	$1,101,099	$566,348	$40		$—	$3,920,226
Net written premiums	1,915,770	840,050	480,822	41		—	3,236,683

Earned premiums	1,727,766	833,984	669,826	40		—	3,231,616
Losses and loss adjustment expenses:
Current accident year	(1,173,258)	(588,759)	(465,385)	—		—	(2,227,402)
Prior accident years	298,113	130,660	12,938	(30,582)		—	411,129
Transaction costs and other acquisition-related expenses (1)	(12,724)	(13,366)	(49,050)	—		—	(75,140)
Amortization of policy acquisition costs	(287,795)	(138,626)	(45,494)	—		—	(471,915)
Other operating expenses	(409,886)	(171,666)	(183,817)	112		—	(765,257)
Underwriting profit (loss)	142,216	52,227	(60,982)	(30,430)		—	103,031
Net investment income	—	—	—	—		317,373	317,373
Net realized investment gains	—	—	—	—		63,152	63,152
Other revenues (insurance)	13,648	4,284	5,432	1,130		—	24,494
Other expenses (insurance)	(17,087)	(5,065)	—	(28,126)		—	(50,278)
Segment profit (loss)	$138,777	$51,446	$(55,550)	$(57,426)		$380,525	$457,772
Other revenues (non-insurance)							686,448
Other expenses (non-insurance)							(613,250)
Amortization of intangible assets							(55,223)
Interest expense							(114,004)
Income before income taxes							$361,743
U.S. GAAP combined ratio (2)	92%	94%	109%	NM	(3)		97%

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

(3)	NM — Ratio is not meaningful.

	Year Ended December 31, 2012
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,595,849	$788,092	$129,744	$(4)		$—	$2,513,681
Net written premiums	1,418,579	677,344	118,208	(5)		—	2,214,126

Earned premiums	1,360,229	672,405	114,499	(5)		—	2,147,128
Losses and loss adjustment expenses:
Current accident year	(984,018)	(492,177)	(76,875)	—		—	(1,553,070)
Prior accident years	225,870	172,758	21,449	(21,075)		—	399,002
Prospective adoption of FASB ASU No. 2010-26 (1)	(31,033)	(10,597)	(1,463)	—		—	(43,093)
Other amortization of policy acquisition costs	(243,466)	(130,637)	(10,913)	—		—	(385,016)
Other operating expenses	(327,682)	(153,545)	(19,933)	(203)		—	(501,363)
Underwriting profit (loss)	(100)	58,207	26,764	(21,283)		—	63,588
Net investment income	—	—	—	—		282,107	282,107
Net realized investment gains	—	—	—	—		31,593	31,593
Other revenues (insurance)	44,968	4,964	—	—		—	49,932
Other expenses (insurance)	(41,425)	(3,867)	—	—		—	(45,292)
Segment profit (loss)	$3,443	$59,304	$26,764	$(21,283)		$313,700	$381,928
Other revenues (non-insurance)							489,352
Other expenses (non-insurance)							(432,956)
Amortization of intangible assets							(33,512)
Interest expense							(92,762)
Income before income taxes							$312,050
U.S. GAAP combined ratio(2)	100%	91%	77%	NM	(3)		97%

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

(3)	NM — Ratio is not meaningful.

b)The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2014
U.S. Insurance	$165,333	$1,110,910	$3,577,166
International Insurance	47,618	491,708	3,353,417
Reinsurance	140,459	643,072	2,818,792
Other Insurance (Discontinued Lines)	—	—	654,777
Total	$353,410	$2,245,690	$10,404,152
December 31, 2013
U.S. Insurance	$151,015	$1,058,529	$3,572,667
International Insurance	50,425	516,689	3,399,228
Reinsurance	59,527	551,897	2,811,362
Other Insurance (Discontinued Lines)	—	—	478,799
Total	$260,967	$2,127,115	$10,262,056

c)The following table summarizes segment earned premiums by major product grouping.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
U.S. Insurance:
General liability	$491,645	$431,798	$354,003
Professional liability	321,005	268,203	216,234
Property	266,019	190,530	141,568
Personal lines	299,442	185,935	86,217
Programs	244,216	205,004	135,037
Workers compensation	263,164	250,790	241,208
Other	137,369	195,506	185,962
Total U.S. Insurance	2,022,860	1,727,766	1,360,229
International Insurance:
General liability	146,178	128,171	102,875
Professional liability	285,300	252,816	174,590
Property	76,691	91,497	48,483
Marine and energy	287,263	287,745	288,605
Other	114,247	73,755	57,852
Total International Insurance	909,679	833,984	672,405
Reinsurance:
Property	270,461	227,394	71,172
Casualty	323,390	244,981	476
Auto	152,645	84,042	21,163
Other	161,889	113,409	21,688
Total Reinsurance	908,385	669,826	114,499
Other Insurance (Discontinued Lines)	(12)	40	(5)
Total earned premiums	$3,840,912	$3,231,616	$2,147,128

The Company does not manage products at this level of aggregation. The Company offers a diverse portfolio of products and manages these products in logical groupings within each operating segment.

d)The following table reconciles segment assets to the Company's consolidated balance sheets.

	December 31,
(dollars in thousands)	2014	2013	2012
Segment assets:
Investing	$18,531,150	$17,550,332	$9,277,697
Underwriting	5,422,445	5,468,731	2,387,305
Total segment assets	23,953,595	23,019,063	11,665,002
Non-insurance operations	1,246,762	936,448	891,586
Total assets	$25,200,357	$23,955,511	$12,556,588

20. Other Revenues and Other Expenses

The following table summarizes the components of other revenues and other expenses.

	Years Ended December 31,
	2014		2013		2012
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$23,324	$22,527	$17,399	$20,382	$48,056	$43,069
Life and annuity	1,631	37,132	1,130	28,126	—	—
Other	3,677	3,175	5,965	1,770	1,876	2,223
	28,632	62,834	24,494	50,278	49,932	45,292
Non-Insurance:
Markel Ventures: Manufacturing	575,353	513,668	495,138	437,712	366,886	328,484
Markel Ventures: Non-Manufacturing	262,767	261,551	191,310	175,538	122,466	104,472
Other	16,773	16,818	—	—	—	—
	854,893	792,037	686,448	613,250	489,352	432,956
Total	$883,525	$854,871	$710,942	$663,528	$539,284	$478,248

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

21. Employee Benefit Plans

a)The Company maintains defined contribution plans for employees of its United States insurance operations in accordance with Section 401(k) of the IRC. Employees of the Company's Markel Ventures subsidiaries are provided post-retirement benefits under separate plans. The Company also provides various defined contribution plans for employees of its international insurance operations, which are in line with local market terms and conditions of employment. Expenses relating to the Company's defined contribution plans, including the defined contribution plans of Alterra effective May 1, 2013, were $27.2 million, $24.3 million and $19.1 million in 2014, 2013 and 2012, respectively.

b)The Terra Nova Pension Plan is a defined benefit plan which covers certain employees in our international insurance operations who meet the eligibility conditions set out in the plan. The plan has been closed to new participants since 2001. The cost of providing pensions for employees is charged to earnings over the average working life of employees according to actuarial recommendations. Final benefits are based on the employee's years of credited service and the higher of pensionable compensation received in the calendar year preceding retirement or the best average pensionable compensation received in any three consecutive years in the ten years preceding retirement. Effective April 1, 2012, employees are no longer accruing benefits for future service in the Terra Nova Pension Plan. The Company uses December 31 as the measurement date for the Terra Nova Pension Plan.

The following table summarizes the funded status of the Terra Nova Pension Plan and the amounts recognized on the accompanying consolidated balance sheets of the Company.

	Years Ended December 31,
(dollars in thousands)	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$163,010	$151,327
Interest cost	7,572	6,533
Plan amendments	495	—
Benefits paid	(4,424)	(3,542)
Actuarial loss	29,609	5,459
Effect of foreign currency rate changes	(10,706)	3,233
Projected benefit obligation at end of year	$185,556	$163,010
Change in plan assets:
Fair value of plan assets at beginning of period	$189,437	$164,090
Actual gain on plan assets	22,395	19,430
Employer contributions	5,610	5,338
Benefits paid	(4,424)	(3,542)
Effect of foreign currency rate changes	(11,619)	4,121
Fair value of plan assets at end of year	$201,399	$189,437
Funded status of the plan	$15,843	$26,427
Net actuarial pension loss	61,378	42,941
Total	$77,221	$69,368

Net actuarial pension loss is recognized as a component of accumulated other comprehensive income, net of a tax benefit of $16.2 million and $12.4 million in 2014 and 2013, respectively. The asset for pension benefits, also referred to as the funded status of the plan, at December 31, 2014 and December 31, 2013 was included in other assets on the consolidated balance sheets.

The following table presents the changes in plan assets and projected benefit obligation recognized in accumulated other comprehensive income.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Net actuarial gain (loss)	$(20,521)	$3,146	$6,065
Amortization of:
Net actuarial loss	1,589	1,934	2,590
Prior service costs	495	—	—
Tax benefit (expense)	3,687	(1,015)	(1,991)
Total other comprehensive income (loss)	$(14,750)	$4,065	$6,664

The following table summarizes the components of net periodic benefit income and the weighted average assumptions for the Terra Nova Pension Plan.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Components of net periodic benefit income:
Service cost	$—	$—	$361
Interest cost	7,572	6,533	6,815
Expected return on plan assets	(12,812)	(10,825)	(9,788)
Amortization of prior service cost	495	—	—
Amortization of net actuarial pension loss	1,589	1,934	2,590
Net periodic benefit income	$(3,156)	$(2,358)	$(22)
Weighted average assumptions as of December 31:
Discount rate	3.8%	4.7%	4.5%
Expected return on plan assets	6.0%	6.6%	6.6%
Rate of compensation increase	2.9%	3.2%	3.1%

The projected benefit obligation and the net periodic benefit income are determined by independent actuaries using assumptions provided by the Company. In determining the discount rate, the Company uses the current yield on high-quality, fixed-income investments that have maturities corresponding to the anticipated timing of estimated defined benefit payments. The expected return on plan assets is estimated based upon the anticipated average yield on plan assets and reflects expected changes in the allocation of plan assets. Asset returns reflect management's belief that 4.5% is a reasonable rate of return to anticipate for fixed maturities given current market conditions and future expectations. In addition, the expected return on plan assets includes an assumption that equity securities will outperform fixed maturities by approximately 3.5% over the long term. The rate of compensation increase is based upon historical experience and management's expectation of future compensation.

Management's discount rate and rate of compensation increase assumptions at December 31, 2014 were used to calculate the Company's projected benefit obligation. Management's discount rate, expected return on plan assets and rate of compensation increase assumptions at December 31, 2013 were used to calculate the net periodic benefit income for 2014. The Company estimates that net periodic benefit income in 2015 will include an expense of $2.4 million resulting from the amortization of the net actuarial pension loss included as a component of accumulated other comprehensive income at December 31, 2014.

The fair values of each of the plan's assets are measured using quoted prices in active markets for identical assets, which represent Level 1 inputs within the fair value hierarchy established in FASB ASC 820-10. The following table summarizes the fair value of plan assets as of December 31, 2014 and 2013.

	December 31,
(dollars in thousands)	2014	2013
Plan assets:
Fixed maturity index funds	$114,243	$70,997
Equity security index funds	87,148	118,431
Cash and cash equivalents	8	9
Total	$201,399	$189,437

During 2014, the Company revised the target asset allocation and adjusted the investment balances to reduce risk while maintaining long-term return objectives. The Company's target asset allocation for the plan is 46% equity securities and 54% fixed maturities. At December 31, 2014, the actual allocation of assets in the plan was 43% equity securities and 57% fixed maturities. At December 31, 2013, the actual allocation of plan assets was 63% equity securities and 37% fixed maturities.

Investments are managed by a third party investment manager. Equity securities are invested in an index fund where 30% is indexed to United Kingdom equities and 70% is indexed to other markets. Assets are also invested in a mutual fund with a diversified global portfolio of equities, government bonds and investment grade debt. The primary objective of investing in these funds is to earn rates of return that are consistently in excess of inflation. Investing in equity securities, historically, has provided rates of return that are higher than investments in fixed maturities. Fixed maturity investments are allocated between five mutual funds; two index funds that include United Kingdom government securities, one index fund that includes securities issued by other foreign governments, one mutual fund that includes investment grade corporate bonds from the United Kingdom and foreign markets and one index fund that includes United Kingdom corporate securities. The assets in these funds are invested to meet the Company's obligations for current pensioners and those individuals nearing retirement. The plan does not invest in the Company's common shares.

At December 31, 2014 and 2013, the fair value of plan assets exceeded the plan's accumulated benefit obligation of $166.9 million and $146.0 million, respectively. The Company does not expect to have any required contributions or make any voluntary plan contributions in 2015.

The benefits expected to be paid in each year from 2015 to 2019 are $4.0 million, $4.1 million, $4.1 million, $4.2 million and $4.3 million, respectively. The aggregate benefits expected to be paid in the five years from 2020 to 2024 are $23.1 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's projected benefit obligation at December 31, 2014 and include estimated future employee service.

22. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial position, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $47,346 in 2014 and $66,154 in 2013)	$48,807	$67,363
Equity securities (cost of $193,864 in 2014 and $197,549 in 2013)	434,714	392,123
Short-term investments (estimated fair value approximates cost)	764,953	654,971
Total Investments	1,248,474	1,114,457
Cash and cash equivalents	243,702	207,352
Restricted cash and cash equivalents	959	1,010
Receivables	16,110	14,326
Investments in consolidated subsidiaries	7,560,862	6,826,790
Notes receivable from subsidiaries	212,631	168,611
Income taxes receivable	10,951	5,320
Other assets	93,434	102,193
Total Assets	$9,387,123	$8,440,059
LIABILITIES AND SHAREHOLDERS' EQUITY
Senior long-term debt	$1,635,173	$1,633,873
Net deferred tax liability	74,534	40,443
Other liabilities	82,598	92,166
Total Liabilities	1,792,305	1,766,482
Total Shareholders' Equity	7,594,818	6,673,577
Total Liabilities and Shareholders' Equity	$9,387,123	$8,440,059

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
REVENUES
Net investment income	$5,354	$21,946	$30,619
Dividends on common stock of consolidated subsidiaries	217,121	806,233	337,585
Net realized investment gains:
Other-than-temporary impairment losses	(120)	(15)	(38)
Net realized investment gains, excluding other-than-temporary impairment losses	3,873	67,232	14,926
Net realized investment gains	3,753	67,217	14,888
Other	—	1	3
Total Revenues	226,228	895,397	383,095
EXPENSES
Interest expense	94,097	92,743	87,391
Other expenses	2,685	2,617	1,166
Total Expenses	96,782	95,360	88,557
Income Before Equity in Undistributed Earnings of Consolidated Subsidiaries and Income Taxes	129,446	800,037	294,538
Equity in undistributed earnings of consolidated subsidiaries	163,341	(520,323)	(61,663)
Income tax benefit	(28,395)	(1,307)	(20,510)
Net Income to Shareholders	$321,182	$281,021	$253,385
OTHER COMPREHENSIVE INCOME TO SHAREHOLDERS
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$32,118	$66,623	$10,897
Consolidated subsidiaries' net holding gains arising during the period	655,617	158,922	255,528
Consolidated subsidiaries' change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	173	(141)	(160)
Reclassification adjustments for net gains (losses) included in net income to shareholders	(1,874)	(43,220)	11,847
Consolidated subsidiaries' reclassification adjustments for net gains (losses) included in net income to shareholders	(24,287)	2,390	(35,898)
Change in net unrealized gains on investments, net of taxes	661,747	184,574	242,214
Change in foreign currency translation adjustments, net of taxes	1,949	(2,670)	(242)
Consolidated subsidiaries' change in foreign currency translation adjustments, net of taxes	(34,194)	(7,501)	1,781
Consolidated subsidiaries' change in net actuarial pension loss, net of taxes	(14,750)	4,065	6,664
Total Other Comprehensive Income to Shareholders	614,752	178,468	250,417
Comprehensive Income to Shareholders	$935,934	$459,489	$503,802

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
OPERATING ACTIVITIES
Net income to shareholders	$321,182	$281,021	$253,385
Adjustments to reconcile net income to shareholders to net cash provided by operating activities	(218,396)	186,574	(153,773)
Net Cash Provided By Operating Activities	102,786	467,595	99,612
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	9,306	142,259	149,314
Proceeds from maturities, calls and prepayments of fixed maturities	15,710	2,819	64,340
Cost of fixed maturities and equity securities purchased	(687)	(23,412)	(139,681)
Net change in short-term investments	(109,728)	10,251	(374,801)
Securities received from subsidiaries as dividends or repayment of notes receivable	89,996	249,996	260,088
Decrease in notes receivable due from subsidiaries	28,506	5,302	66,802
Capital contributions to subsidiaries	(74,788)	(67,878)	(198,349)
Acquisitions	—	(1,017,988)	(100,409)
Cost of equity method investments	—	(5,291)	(38,250)
Change in restricted cash and cash equivalents	51	(348)	(204)
Additions to property and equipment	(342)	(3,653)	(9,437)
Other	(2,150)	3,207	(4,369)
Net Cash Used By Investing Activities	(44,126)	(704,736)	(324,956)
FINANCING ACTIVITIES
Additions to senior long-term debt	—	491,235	347,207
Repayment and retirement of senior long-term debt	—	(246,665)	(157,359)
Repurchases of common stock	(26,053)	(57,388)	(16,873)
Issuance of common stock	5,691	24,518	9,145
Other	(1,948)	(5,023)	436
Net Cash Provided (Used) By Financing Activities	(22,310)	206,677	182,556
Increase (decrease) in cash and cash equivalents	36,350	(30,464)	(42,788)
Cash and cash equivalents at beginning of year	207,352	237,816	280,604
CASH AND CASH EQUIVALENTS AT END OF YEAR	$243,702	$207,352	$237,816

23. Quarterly Financial Information (unaudited)

The following table presents the unaudited quarterly results of consolidated operations for 2014, 2013 and 2012.

	Quarters Ended
(dollars in thousands, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2014
Operating revenues	$1,239,655	$1,258,971	$1,299,286	$1,335,755
Net income	87,501	41,141	76,824	118,222
Net income to shareholders	87,716	40,068	75,803	117,595
Comprehensive income to shareholders	230,273	250,588	36,502	418,571
Net income per share:
Basic	$6.28	$2.67	$5.33	$8.10
Diluted	6.25	2.66	5.30	8.05
Common stock price ranges:
High	$596.87	$655.75	$666.00	$707.36
Low	527.17	593.76	623.90	632.65
2013
Operating revenues	$819,864	$1,031,769	$1,191,665	$1,279,785
Net income	89,263	28,676	66,967	98,939
Net income to shareholders	88,902	27,756	65,599	98,764
Comprehensive income (loss) to shareholders	257,684	(149,054)	144,409	206,450
Net income per share:
Basic	$9.53	$2.24	$4.69	$6.98
Diluted	9.50	2.24	4.67	6.95
Common stock price ranges:
High	$510.05	$546.94	$549.09	$582.59
Low	434.98	501.76	506.64	511.06
2012
Operating revenues	$733,135	$693,247	$765,775	$807,955
Net income	57,713	90,768	51,674	58,093
Net income to shareholders	57,253	89,687	49,653	56,792
Comprehensive income to shareholders	205,945	73,416	147,454	76,987
Net income per share:
Basic	$5.94	$8.44	$5.33	$6.25
Diluted	5.92	8.42	5.32	6.23
Common stock price ranges:
High	$451.90	$453.50	$459.90	$502.20
Low	398.65	421.00	420.00	425.17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

The Company prospectively adopted Financial Accounting Standards Board Accounting Standards Update 2010-26 related to the deferral of insurance policy acquisition costs incurred on new or renewal insurance contracts on January 1, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Markel Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Richmond, Virginia
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Markel Corporation:

We have audited Markel Corporation's (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia
February 27, 2015

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included herein.

Alan I. Kirshner	Anne G. Waleski
Chief Executive Officer	Chief Financial Officer

February 27, 2015

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $10.4 billion and reinsurance recoverable on unpaid losses of $1.9 billion at December 31, 2014 compared to $10.3 billion and $1.9 billion, respectively, at December 31, 2013. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value, except for reserves assumed in connection with an acquisition, which are recorded at fair value at the acquisition date.

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

For our reinsurance operations, case reserves are generally established based on reports received from ceding companies or their brokers. For excess of loss contracts, we are typically notified of insurance losses on specific contracts and record a case reserve for the estimated expected ultimate losses from the claim. For quota share contracts, we typically receive aggregated claims information and record a case reserve based on that information. As with insurance business, we evaluate this information and estimate the expected ultimate losses.

As of any balance sheet date, all claims have not yet been reported, and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for incurred but not reported claims.

There is normally a time lag between when a loss event occurs and when it is actually reported to us. The actuarial methods that we use to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow us to more accurately estimate future payments. There is also often a time lag between cedents establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. As a result, the reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts due to the reliance on ceding companies to report their claims to us. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer in some cases. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the difficulties caused by reporting lags. We regularly evaluate and update our loss development and trending factor selections using cedent specific and industry data.

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and case reserves from estimated ultimate losses. IBNR reserves were 65% of total unpaid losses and loss adjustment expenses at December 31, 2014 compared to 64% at December 31, 2013.

Our liabilities for unpaid losses and loss adjustment expenses can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, accident and health, automobile, watercraft and marine hull exposures, for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines, including professional liability, directors' and officers' liability, products liability, general and excess liability and excess and umbrella exposures, as well as workers' compensation insurance. Some factors that contribute to the uncertainty and volatility of long-tail casualty programs, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes, including changes in workers' compensation benefit laws, that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses.

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

Any adjustments to reserves resulting from our interim or year-end reviews, including changes in estimates, are recorded as a component of losses and loss adjustment expenses in the period of the change. Reserve changes that increase previous estimates of ultimate claims cost are referred to as unfavorable or adverse development, deficiencies or reserve strengthening. Reserve changes that decrease previous estimates of ultimate claims cost are referred to as favorable development or redundancies.

In establishing our liabilities for unpaid losses and loss adjustment expenses, our actuaries estimate an ultimate loss ratio, by accident year or policy year, for each of our product lines with input from our underwriting and claims associates. In estimating an ultimate loss ratio for a particular line of business, our actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market conditions, policy forms and exposures. The actuarial methods we use include:

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

For example, in January 2013, we acquired Essentia Insurance Company, a company that underwrites insurance exclusively for Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty). Hagerty offers liability and physical damage insurance for classic cars, vintage boats, motorcycles and related automotive collectibles. Because Markel had limited exposure to such risks in the past, we supplemented our limited data and loss experience with third-party data. Working with Hagerty, we were able to obtain loss development triangles for the business Hagerty had underwritten with their previous carriers. Markel now aggregates that data with our own data for use in the pricing of and reserving for the Hagerty portfolio of business.

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

Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Loss frequency measures the number of claims per unit of insured exposure. When the number of newly reported claims is higher than anticipated, generally speaking, loss reserves are increased. Conversely, loss reserves are generally decreased when fewer claims are reported than expected. Loss severity measures the average size of a claim. When the average severity of reported claims is higher than originally estimated, loss reserves are typically increased. When the average claim size is lower than anticipated, loss reserves are typically decreased. For example, in each of the past three years, we experienced redundancies on prior years' loss reserves in our specified medical product line as a result of decreases in loss severity, while over the past three years we have experienced deficiencies on prior years' loss reserves related to our A&E exposures as a result of increases in loss severity.

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

In management's opinion, the actuarially calculated point estimate generally underestimates both the ultimate favorable impact of a hard insurance market and the ultimate adverse impact of a soft insurance market. Therefore, the percentage by which management's best estimate exceeds the actuarial point estimate will generally be higher during a soft market than during a hard market. Management's best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $637 million, or 8.2%, at December 31, 2014, compared to $591 million, or 7.7%, at December 31, 2013. The increase in the percentage of management's best estimate over the actuarially calculated point estimate is primarily attributable to an increase in the level of confidence of net reserves for unpaid losses and loss adjustment expenses attributable to the more volatile, long-tail product lines that we began writing in connection with the acquisition of Alterra Capital Holdings Limited (Alterra). In 2013, the percentage by which management's best estimate exceeded the actuarially calculated point estimate was lower for loss reserves held on these product lines than our historical carried reserves. Although we believe the loss reserves recorded in connection with the acquisition of Alterra were adequate, management is applying its more conservative reserving philosophy to reserves on premiums earned after the acquisition.

The difference between management's best estimate and the actuarially calculated point estimate in both 2014 and 2013 is primarily associated with our long-tail business. Actuarial estimates can underestimate the adverse effects of a soft insurance market because the impact of changes in risk selection and terms and conditions can be difficult to quantify. In addition, the frequency of claims may increase in a recessionary environment. Similarly, the risk an insured will intentionally cause or be indifferent to loss may increase during an economic downturn, and the attention to loss prevention measures may decrease. These subjective factors affect the development of losses and represent instances where management's perspectives may differ from those of our actuaries. As a result, management has attributed less credibility than our actuaries to favorable trends experienced on our long-tail business during soft market periods and has not incorporated these favorable trends into its best estimate to the same extent as the actuaries.

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

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates, by segment, at December 31, 2014.

(dollars in millions)	Net Loss Reserves Held (1)	Low End of Actuarial Range(2)	High End of Actuarial Range(2)
U.S. Insurance	$2,974.1	$2,569.4	$3,051.1
International Insurance	2,330.8	1,870.1	2,464.7
Reinsurance	2,616.2	1,837.2	3,167.6
Other Insurance (Discontinued Lines)	499.7	115.8	1,030.7

(1)
As described in note 2 of the notes to consolidated financial statements, unpaid losses and loss adjustment expenses attributable to Alterra were recorded at fair value as of May 1, 2013 (the Acquisition Date), which consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. The net loss reserves presented in this table represent our estimated future payments for losses and loss adjustment expenses, whereas the reserves for unpaid losses and loss adjustment expenses included in the consolidated balance sheet include the unamortized portion of the fair value adjustment recorded at the Acquisition Date.

(2)
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

We place less reliance on the range established for our Other Insurance (Discontinued Lines) segment than on the ranges established for our other operating segments. The range established for our Other Insurance (Discontinued Lines) segment includes exposures related to acquired lines of business, many of which are no longer being written, that were not subject to our underwriting discipline and controls prior to our acquisition. Additionally, A&E exposures, which are subject to an uncertain and unfavorable legal environment, account for approximately 60% of the loss reserves considered in the range established for our Other Insurance (Discontinued Lines) segment.

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

Due to these uncertainties, it is not possible to estimate our ultimate liability for A&E exposures with the same degree of reliability as with other types of exposures. Future development will be affected by the factors mentioned above and could have a material effect on our results of operations, cash flows and financial position. As of December 31, 2014, our consolidated balance sheet included estimated net reserves for A&E losses and loss adjustment expenses of $287.7 million. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could increase in the future. These reserves are not discounted to present value and are forecasted to pay out over the next 40 to 50 years.

Life and Annuity Benefits

Prior to its acquisition, Alterra entered into life and annuity reinsurance contracts which subject us to mortality, longevity and morbidity risks. The related reserves are compiled by our actuaries on a reinsurance contract-by-contract basis and are computed on a discounted basis using standard actuarial techniques and cash flow models. Since the development of our life and annuity reinsurance reserves is based upon cash flow projection models, we must make estimates and assumptions based on cedent experience, industry mortality tables, and expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves were determined as of the Acquisition Date and are generally locked-in for the life of the contract unless an unlocking event occurs. To the extent existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are not adequate to cover the present value of future benefits, settlement and maintenance costs, the locked-in assumptions are revised to current best estimate assumptions and a charge to earnings for life and annuity benefits is recognized at that time. Our consolidated balance sheets at December 31, 2014 and 2013 included reserves for life and annuity benefits of $1.3 billion and $1.5 billion, respectively.

Because of the assumptions and estimates used in establishing reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of December 31, 2014.

Reinsurance Premiums

Our assumed reinsurance premiums are recorded at the inception of each contract based upon contract terms and information received from cedents and brokers. For excess of loss contracts, the amount of minimum or deposit premium is usually contractually documented at inception, and variances between this premium and final premium are generally small. An adjustment is made to the minimum or deposit premium, when notified, if there are changes in underlying exposures insured. For quota share contracts, gross premiums written are normally estimated at inception based on information provided by cedents or brokers. We generally record such premiums using the cedent's initial estimates, and then adjust them as more current information becomes available, with such adjustments recorded as premiums written in the period they are determined. We believe that the cedent's estimate of the volume of business they expect to cede to us usually represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the cedent in order to refine our estimate. Variances from original premium estimates are normally greater for quota share contracts than excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period, or for multi-year contracts, in proportion with the underlying risk exposure to the extent there is variability in the exposure throughout the coverage period. The impact of premium adjustments to net income may be mitigated by related acquisition costs and losses.

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

Ceded Reinsurance Allowance for Doubtful Accounts

We evaluate and adjust reserves for uncollectible ceded reinsurance based upon our collection experience, the financial condition of our reinsurers, collateral held and the development of our gross loss reserves. Our consolidated balance sheets at December 31, 2014 and 2013 included a reinsurance allowance for doubtful accounts of $59.8 million and $76.2 million, respectively. The decrease in the reinsurance allowance for doubtful accounts in 2014 was due to write-offs of uncollectible balances and a decrease in the estimate of uncollectible reinsurance recoverables as December 31, 2014.

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

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. At December 31, 2014, our net deferred tax liability was $310.5 million compared to a net deferred tax asset of $103.7 million at December 31, 2013. The change in net deferred taxes in 2014 was driven by an increase in the deferred tax liability related to accumulated other comprehensive income resulting from an increase in net unrealized gains on investments in 2014.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2014, our deferred tax assets were net of a valuation allowance of $4.8 million. We did not have a valuation allowance on our deferred tax assets at December 31, 2013. In evaluating our ability to realize our deferred tax assets and assessing the need for a valuation allowance at December 31, 2014 and 2013, we made estimates regarding the future taxable income of our foreign subsidiaries and judgments about our ability to pursue prudent and feasible tax planning strategies. A change in any of these estimates and judgments could result in the need to increase our valuation allowance through a charge to earnings. See note 8 of the notes to consolidated financial statements for further discussion of our consolidated income tax provision, uncertain tax positions and net operating losses.

Goodwill and Intangible Assets

Our consolidated balance sheet as of December 31, 2014 included goodwill and intangible assets of approximately $1.8 billion. Goodwill and intangible assets are recorded as a result of business acquisitions. Goodwill represents the excess of the amount paid to acquire a business over the net fair value of assets acquired and liabilities assumed at the date of acquisition. Indefinite-lived and other intangible assets are recorded at fair value as of the acquisition date. The determination of the fair value of certain assets acquired and liabilities assumed involves significant judgment and the use of valuation models and other estimates, which require assumptions that are inherently subjective. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. We completed our annual test for impairment during the fourth quarter of 2014 based upon results of operations through September 30, 2014.

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

With the exception of the Markel Ventures Diamond Healthcare reporting unit, we believe the fair value of each of our reporting units exceeded its respective carrying amount as of October 1, 2014 and December 31, 2014. Additionally, we do not believe we are at risk of failing Step 1 at any of our reporting units with the result being a material impairment of goodwill.

During the fourth quarter of 2014, we recorded a non-cash goodwill impairment charge of $13.7 million to other expenses, to reduce the carrying value of the Diamond Healthcare reporting unit's goodwill to its implied fair value. We determined the goodwill for the reporting unit was impaired as a result of lower than expected earnings and lower estimated future earnings. We believe the performance of this reporting unit has been impacted by a decline in general healthcare market conditions, the anticipated impacts of the Patient Protection and Affordable Care Act (the Act), and the impact of the Act on changes to behavioral healthcare services. Diamond Healthcare's operations consist of the planning, development and operation of behavioral health services in partnership with healthcare organizations. To determine the value of the impairment loss, we estimated the fair value of the reporting unit primarily using an income approach based on a discounted cash flow model. As described above, the cash flow projections are management's best estimate of future growth and margins. After recording this charge, the Diamond Healthcare reporting unit's goodwill was $14.9 million, which we consider immaterial.

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

On May 1, 2013, we completed the acquisition of 100% of the issued and outstanding common stock of Alterra, a Bermuda-headquartered global enterprise providing diversified specialty property and casualty insurance and reinsurance products to corporations, public entities and other property and casualty insurers. In conjunction with the continued integration of Alterra into our insurance operations, during the first quarter of 2014, we changed the way we aggregate and monitor our ongoing underwriting results. Effective January 1, 2014, we monitor and report our ongoing underwriting operations in the following three segments: U.S. Insurance, International Insurance and Reinsurance. In determining how to aggregate and monitor our underwriting results, management considers many factors, including the geographic location and regulatory environment of the insurance entity underwriting the risk, the nature of the insurance product sold, the type of account written and the type of customer served. All segment disclosures for the prior periods have been revised to be consistent with the new segment structure.

The U.S. Insurance segment includes all direct business and facultative placements written by our insurance subsidiaries domiciled in the United States. The International Insurance segment includes all direct business and facultative placements written by our insurance subsidiaries domiciled outside of the United States, including our syndicate at Lloyd's of London (Lloyd's). The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions, are reported in the Other Insurance (Discontinued Lines) segment. Underwriting results attributable to Alterra are included in each of our underwriting segments effective May 1, 2013. All investing activities related to our insurance operations are included in the Investing segment.

Our U.S. Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. The following products are included in this segment: catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella, marine, workers' compensation, classic automobiles, specialty program insurance for well-defined niche markets, personal property and liability coverages and other coverages tailored for unique exposures. Business in this segment is written through our Wholesale, Specialty and Global Insurance divisions. The Wholesale division writes commercial risks, primarily on an excess and surplus lines basis, using a network of wholesale brokers managed on a regional basis. The Specialty division writes program insurance and other specialty coverages for well-defined niche markets, primarily on an admitted basis. The Global Insurance division writes risks outside of the standard market on both an admitted and non-admitted basis and is comprised of business previously written by Alterra. Global Insurance division business written by our U.S. insurance subsidiaries is included in this segment.

Our International Insurance segment writes risks that are characterized by either the unique nature of the exposure or the high limits of insurance coverage required by the insured. Risks written in the International Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. Products offered within our International Insurance segment include primary and excess of loss property, casualty, excess liability, professional liability, equine, marine, energy and trade credit insurance. Business included in this segment is produced through our Markel International and Global Insurance divisions. The Markel International division writes business worldwide from our London-based platform, which includes our syndicate at Lloyd's. Global Insurance division business written by our non-U.S. insurance subsidiaries, which primarily targets Fortune 1000 accounts, is included in this segment.

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

A favorable insurance market is commonly referred to as a "hard market" within the insurance industry and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a "soft market." We have experienced soft insurance market conditions, including price deterioration in virtually all of our product lines, since the mid-2000s. Beginning in 2011, price declines stabilized for most of our product lines and over the past three years we have seen low to mid-single digit favorable rate changes in many of our product lines as market conditions improved and revenues, gross receipts and payrolls of our insureds were favorably impacted by improving economic conditions. However, during the fourth quarter of 2013 and continuing into 2014, we began to experience softening prices on our international catastrophe-exposed property product lines and in our property reinsurance book. Despite stabilization of prices on certain product lines, we still consider the overall property and casualty market to be soft. We will continue to pursue price increases in 2015 when possible; however, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

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

On July 23, 2014, we acquired 100% of the outstanding shares of Cottrell, Inc. (Cottrell), a privately held company headquartered in Gainesville, Georgia. Cottrell is a leading manufacturer of over-the-road car hauler equipment and related car hauler parts. Results attributable to Cottrell are included with the Company's non-insurance operations, which are not included in a reportable segment.

For further discussion of our lines of business, principal products offered, distribution channels, competition, underwriting philosophy and our Markel Ventures operations, see the discussion under Business Overview.

Key Performance Indicators

We measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results. We measure underwriting results by our underwriting profit or loss and combined ratio. We measure operating results, which primarily consists of our Markel Ventures operations, by earnings before interest, income taxes, depreciation and amortization (EBITDA), which is a non-GAAP financial measure, in conjunction with U.S. GAAP measures, including revenues and net income. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. We measure investing results by our taxable equivalent total investment return. These measures are discussed in greater detail under "Results of Operations."

Results of Operations

The following table presents the components of net income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Underwriting profit	$177,563	$103,031	$63,588
Net investment income	363,230	317,373	282,107
Net realized investment gains	46,000	63,152	31,593
Other revenues	883,525	710,942	539,284
Amortization of intangible assets	(57,627)	(55,223)	(33,512)
Other expenses	(854,871)	(663,528)	(478,248)
Interest expense	(117,442)	(114,004)	(92,762)
Income tax expense	(116,690)	(77,898)	(53,802)
Net income attributable to noncontrolling interests	(2,506)	(2,824)	(4,863)
Net income to shareholders	$321,182	$281,021	$253,385

Net income to shareholders increased 14% from 2013 to 2014 due to more favorable underwriting results and higher investment income in 2014, partially offset by higher income tax expense compared to 2013. Net income to shareholders increased 11% from 2012 to 2013 due to more favorable underwriting results and higher investment income in 2013, partially offset by higher income tax expense compared to 2012. The components of net income to shareholders are discussed in further detail under "Underwriting Results," "Life and Annuity Benefits," "Investing Results," "Markel Ventures Operations" and "Interest Expense and Income Taxes."

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

The following table presents selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2014		2013		2012
Gross premium volume	$4,805,513		$3,920,226		$2,513,681
Net written premiums	$3,917,015		$3,236,683		$2,214,126
Net retention	82%		83%		88%
Earned premiums	$3,840,912		$3,231,616		$2,147,128
Losses and loss adjustment expenses	$2,202,467		$1,816,273		$1,154,068
Underwriting, acquisition and insurance expenses	$1,460,882		$1,312,312		$929,472
Underwriting profit	$177,563		$103,031		$63,588

U.S. GAAP Combined Ratios (1)
U.S. Insurance	95%		92%		100%
International Insurance	93%		94%		91%
Reinsurance	96%		109%		77%
Other Insurance (Discontinued Lines)	NM	(2)	NM	(2)	NM	(2)
Markel Corporation (Consolidated)	95%		97%		97%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. The U.S. GAAP combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The loss ratio represents the relationship of incurred losses and loss adjustment expenses to earned premiums. The expense ratio represents the relationship of underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM—Ratio is not meaningful. Further discussion of Other Insurance (Discontinued Lines) underwriting loss follows.

The decrease in the consolidated combined ratio from 2013 to 2014 was driven by a lower expense ratio, partially offset by a less favorable prior accident years' loss ratio compared to 2013. Underwriting, acquisition and insurance expenses in 2013 included transaction and other acquisition-related costs of $75.1 million attributable to the acquisition of Alterra, or two points on the combined ratio. These costs include transaction costs totaling $16.0 million, which primarily consist of due diligence, legal and investment banking costs, severance costs of $31.7 million, stay bonuses of $14.8 million, and other compensation costs totaling $12.6 million, related to the acceleration of certain long-term incentive compensation awards and restricted stock awards that were granted by Alterra prior to the acquisition. Excluding transaction and other acquisition-related costs incurred in 2013, the 2014 expense ratio was comparable to 2013.

The consolidated combined ratio was flat from 2012 to 2013, as a lower current accident year loss ratio and lower expense ratio were offset by a less favorable prior accident years' loss ratio compared to 2012. The decrease in the consolidated current accident year loss ratio in 2013 was due to the impact of catastrophes in 2012 and improved underwriting results within our U.S. Insurance segment in 2013 compared to 2012. This improvement was partially offset by higher attritional losses in our International Insurance and Reinsurance segments, due in part to the contribution of premium from products previously written by Alterra, which generally carry higher loss ratios than the rest of the business written in these segments. The 2012 combined ratio included $107.4 million, or five points, of underwriting loss from Hurricane Sandy which occurred during October 2012.

The decrease in the consolidated expense ratio in 2013 reflected higher earned premiums in each of our operating segments in 2013 compared to 2012, and a favorable impact attributable to the contribution of earnings from Alterra in 2013, primarily in our International Insurance segment. The impact of transaction and other acquisition-related costs in 2013 was offset by the impact of prospective adoption of Financial Accounting Standards Board Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU No. 2010-26), in 2012. The prospective adoption of ASU No. 2010-26 increased our consolidated underwriting, acquisition and insurance expenses by $43.1 million in 2012, or two points on the combined ratio. Likewise, the 2012 combined ratios of the U.S. Insurance, International Insurance and Reinsurance segments included two points, two points and one point, respectively, of underwriting, acquisition and insurance expenses related to the prospective adoption of ASU No. 2010-26.

The 2014 combined ratio included $435.5 million of favorable development on prior years' loss reserves compared to $411.1 million in 2013 and $399.0 million in 2012. The benefit of the favorable development on prior years' loss reserves had less of an impact on the combined ratio in 2014 compared to 2013 and 2013 compared to 2012 due to higher earned premium volume in 2014 and 2013, respectively. Favorable development on prior years' loss reserves in 2013 included $20.8 million of favorable development on Hurricane Sandy. The favorable development on prior years' loss reserves during all three years was primarily due to loss reserve redundancies on our long-tail casualty and professional liability lines within our U.S. Insurance segment and on our professional liability and marine and energy product lines within the International Insurance segment. Redundancies on these product lines totaled $250.4 million in 2014, $255.2 million in 2013 and $292.3 million in 2012.

Over the past three years, we have experienced significant redundancies on prior years' loss reserves despite the soft market conditions we have operated in since 2005. The favorable trend in prior years' loss reserves is due in part to the adverse impact of the soft market not being as significant as originally anticipated. Given the volatile nature of our long-tail books of business, the ultimate impact of the soft market could not be quantified when we initially established loss reserves for these years. In each of the past three years, actual claims development patterns have been more favorable than we initially anticipated.

In connection with our quarterly reviews of loss reserves, the actuarial methods we used have exhibited a favorable trend for the 2009 to 2013 accident years. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to our long-tail books of business within the U.S. Insurance and International Insurance segments, which developed more favorably than we had expected based upon our historical experience. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years have resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In each of the past three years, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, we gave greater credibility to the favorable trend. As a result, our actuaries reduced their estimates of ultimate losses, and management incorporated this favorable trend into its best estimate and reduced prior years' loss reserves accordingly.

While we believe it is possible that there will be additional redundancies on prior years' loss reserves in 2015, we caution readers not to place undue reliance on this favorable trend. Since 2005, competition has been strong, which resulted in deterioration in pricing through 2010. Further, the ultimate impact that the financial crisis and related economic recession of 2008 and 2009 will have on our underwriting results is difficult to quantify. The impact on our underwriting results from the soft insurance market and adverse economic conditions cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. Following this segment-based discussion is a summary table of prior years' loss reserve development.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment for 2014 was 95% compared to 92% in 2013 and 100% in 2012 (including four points of underwriting losses related to Hurricane Sandy). The increase in the 2014 combined ratio was due to less favorable development of prior years' loss reserves, partially offset by a lower current accident year loss ratio and a lower expense ratio compared to 2013. The U.S. Insurance segment's 2013 current accident year loss ratio included $24.3 million, or one point, of unfavorable development on pre-acquisition accident years' loss reserves for Alterra. Excluding the impact of Alterra pre-acquisition loss reserve development in 2013, the current accident year loss ratio for the U.S. Insurance segment was comparable to 2014. The improvement in the 2014 expense ratio reflects the impact of transaction and acquisition-related costs attributable to the acquisition of Alterra in 2013, which added one point to the U.S. Insurance segment's 2013 expense ratio.

The combined ratio decreased from 2012 to 2013 due to a lower current accident year loss ratio, more favorable development of prior years' loss reserves and a lower expense ratio. The improvement in the current accident year loss ratio in 2013 was driven by the impact of losses related to Hurricane Sandy in 2012. The lower current accident year loss ratio in 2013 also reflected more favorable rates on our workers' compensation business and a higher proportion of non-California workers' compensation business (which carries a lower loss ratio than California workers' compensation business) during 2013 compared to 2012. Also contributing to the lower current accident year loss ratio in 2013 was the contribution of premium from the Hagerty business, which carries a lower loss ratio than the rest of the U.S. Insurance segment. The favorable impact of our Hagerty and workers' compensation business on the 2013 current accident year loss ratio was partially offset by $24.3 million of unfavorable development on Alterra pre-acquisition loss reserves that was included in current year losses in 2013, as described above. The improvement in the 2013 expense ratio was due to the impact of the prospective adoption of ASU No. 2010-26 in 2012 and higher premium volume in 2013 compared to 2012, partially offset by the impact of commission expense on the Hagerty business, which has a higher overall commission rate than the rest of the U.S. Insurance segment. The 2012 combined ratio included $31.0 million, or two points, of underwriting, acquisition and insurance expenses related to the prospective adoption of ASU No. 2010-26.

The U.S. Insurance segment's 2014 combined ratio included $216.6 million of favorable development on prior years' loss reserves compared to $298.1 million in 2013 and $225.9 million in 2012. The 2013 combined ratio also included $24.3 million of unfavorable development attributable to Alterra pre-acquisition accident years that was included in current year losses in 2013, as described above. In all three years, the redundancies on prior years' loss reserves experienced within the U.S. Insurance segment were primarily on our casualty and professional liability product lines. As the average loss severity or claim frequency estimates on these long-tail books of business have decreased, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years' loss reserves accordingly. Redundancies on prior years' loss reserves were higher in 2013 than 2014 and 2012 due in part to reductions in our loss estimates on Hurricane Sandy, which occurred during the fourth quarter of 2012. Additionally, during the fourth quarter of 2013, we reduced prior years' loss reserves by $27.3 million related to resolution of claims under expired commercial general liability policies.

In 2014, favorable development on our professional liability product lines was partially offset by adverse development of $20.2 million on our architects and engineers product line, primarily on the 2008 through 2013 accident years. In 2013, favorable development on our professional liability product lines was partially offset by adverse development of $7.0 million on our architects and engineers product line, primarily on the 2009 and 2010 accident years. The adverse development on this product line was driven by an increase in the frequency of high severity claims. Based on this experience, our actuaries increased their estimates of ultimate losses and management increased prior years' loss reserves accordingly. We took significant corrective actions on our architects and engineers product line during 2014, including exiting certain classes and states and re-underwriting and re-pricing the ongoing business. The favorable development on prior years' loss reserves in the U.S. Insurance segment in 2014 and 2013 also included $25.7 million and $32.8 million, respectively, of redundancies at our workers' compensation unit. In 2014, the redundancies in our workers' compensation unit were most significant on the 2012 and 2013 accident years. In 2013, the redundancies on our workers' compensation unit were most significant on the 2011 and 2012 accident years. Over the last two years, management has gained more confidence in the actuarial projections on this product line, as compared to when we began writing this business in 2010, and reduced prior years' loss reserves accordingly. Favorable development on prior years' loss reserves in the U.S. Insurance segment in 2013 also included $27.9 million of redundancies of prior years' loss reserves at the specialty programs unit, primarily on the 2012 and 2007 through 2009 accident years, due in part to more favorable than expected experience on our general liability product lines.

In 2014, we experienced $93.4 million of redundancies on various long-tail casualty lines, primarily on the 2007 to 2012 accident years, due in part to lower loss severity than originally anticipated. In 2013, we experienced $136.3 million of redundancies on various long-tail casualty lines, which included $27.3 million of redundancies related to resolution of claims under expired commercial general liability policies. The remaining redundancies on our long-tail casualty lines in 2013 were spread across several accident years, due in part to lower claim frequencies than originally anticipated. In 2012, we experienced $105.1 million of redundancies on various long-tail casualty lines, spread across several accident years, due in part to lower claim frequencies than originally anticipated. Our brokerage casualty business includes product lines that are long-tail and volatile in nature. In 2003, as a result of previous adverse loss experience, we took significant corrective actions within our brokerage casualty operations, including the re-underwriting and re-pricing of the ongoing business. As a result of these changes, we have experienced higher redundancies in the 2003 and subsequent accident years. During 2014, actual incurred losses and loss adjustment expenses on prior accident years for reported claims on certain long-tail casualty lines were $62.9 million less than we anticipated in our actuarial analyses. During 2013, actual incurred losses and loss adjustment expenses on prior accident years for reported claims on certain long-tail casualty lines were $77.8 million less than we anticipated in our actuarial analyses. During 2012, actual incurred losses and loss adjustment expenses on prior accident years for reported claims on certain long-tail casualty lines were $49.8 million less than we anticipated in our actuarial analyses. As a result, our actuaries reduced their estimates of ultimate losses in 2014, 2013 and 2012, and management assigned greater credibility to this favorable experience and reduced prior years' loss reserves accordingly.

Excluding the adverse development on our architects and engineers product line, as described above, the favorable development of prior years' loss reserves during 2014 included $48.4 million of redundancies on our professional liability programs, of which $25.6 million was on the 2013 accident year. In 2013, excluding the adverse development on our architects and engineers product line, favorable development of prior years' loss reserves included $22.8 million of redundancies on our professional liability programs, of which $20.6 million was on the 2011 and 2012 accident years. The favorable development of prior years' loss reserves during 2012 included $39.1 million of redundancies on our professional liability programs, of which $38.4 million was on the 2009 to 2011 accident years. In all three years, the product line that produced the majority of the redundancy was specified medical, driven by lower loss severity than was originally anticipated. As a result of the decreases in severity, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years' loss reserves accordingly.

International Insurance Segment

The combined ratio for the International Insurance segment was 93% for 2014 compared to 94% for 2013 and 91% for 2012 (including five points of underwriting losses related to Hurricane Sandy). The decrease in the 2014 combined ratio was driven by more favorable development of prior years' loss reserves, partially offset by a higher current accident year loss ratio. The International Insurance segment's 2013 current accident year loss ratio included $11.7 million, or one point, of favorable development on pre-acquisition accident years' loss reserves for Alterra. Excluding the impact of Alterra pre-acquisition loss reserve development in 2013, the 2013 current accident year loss ratio for the International Insurance segment was comparable to 2014. The 2013 expense ratio for the International Insurance segment included $13.4 million, or two points, of transaction and acquisition-related costs attributable to the acquisition of Alterra. Excluding the impact of transaction and acquisition-related costs in 2013, the 2014 expense ratio increased compared to 2013 due to higher general expenses in 2014.

The combined ratio for the International Insurance segment increased from 2012 to 2013 due to a higher attritional losses and less favorable development of prior year losses, partially offset by a lower expense ratio and lower catastrophe losses. The increase in the attritional loss ratio and decrease in the expense ratio was driven by the contribution of earnings from Alterra in 2013. Our general and professional liability product lines within the Global Insurance division generally have higher attritional loss ratios than other products in the International Insurance segment. Additionally, the Global Insurance division uses higher levels of reinsurance than the rest of the International Insurance segment, and the related ceding commissions result in a lower overall commission rate. The impact of underwriting, acquisition and insurance expenses in 2012 related to our prospective adoption of ASU No. 2010-26 was comparable to the impact of transaction and acquisition-related costs in 2013.

The International Insurance segment's 2014 combined ratio included $166.6 million of favorable development on prior years' loss reserves, compared to $130.7 million in 2013 and $172.8 million in 2012. In all three years, the redundancies on prior years loss reserves were most significant on our professional liability and marine and energy product lines, driven by favorable claims settlements on significant loss events and lower than expected claims activity on prior accident years. The redundancies on our professional liability product lines within the International Insurance segment were also due in part to the adverse impact of the disruptions in the financial markets during 2008 and 2009 not being as significant as initially anticipated. Redundancies on prior years' loss reserves in 2014 included $62.7 million of favorable development on our professional liability product lines, compared to $46.8 million in 2013 and $87.1 million in 2012. Favorable development on our marine and energy product lines totaled $45.9 million in 2014, $49.3 million in 2013 and $61.0 million in 2012. In 2014, the redundancies on prior years' loss reserves were most significant on the 2010 to 2012 accident years. In 2013, the redundancies on prior years' loss reserves were most significant on the 2010 and 2011 accident years. In 2012, the redundancies on prior years' loss reserves were most significant on the 2009 and 2010 accident years. The 2013 combined ratio for the International Insurance segment also included $11.7 million of favorable development attributable to Alterra pre-acquisition accident years that was included in current year losses in 2013, as described above.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 96% for 2014 compared to 109% for 2013 (including four points of underwriting losses related to natural catastrophes) and 77% for 2012 (including 13 points of underwriting losses related to Hurricane Sandy). The 2013 combined ratio for the Reinsurance segment included $49.1 million, or seven points, of transaction and acquisition-related costs attributable to the acquisition of Alterra. Excluding the impact of catastrophe losses and transaction and acquisition-related costs in 2013, the combined ratio decreased in 2014 compared to 2013 due to more favorable development on prior years' loss reserves. In 2013, excluding the impact of transaction and acquisition-related costs in 2013 and catastrophe losses in 2012 and 2013, the combined ratio increased compared to 2012 due to a higher loss ratio and higher expense ratio. The increase in the loss ratio from 2012 to 2013 reflects the contribution of premium from Alterra in 2013, much of which is comprised of long-tail casualty lines of business. We also experienced higher attritional loss ratios within our Markel International division in 2013, due in part to the premium contribution from Alterra product lines, which generally carry higher attritional loss ratios than the rest of the division. The increase in the 2013 expense ratio was due to an increase in the contribution of quota share reinsurance business in 2013, which generally carries a higher commission rate than our excess of loss reinsurance business.

The Reinsurance segment's 2014 combined ratio included $80.0 million of redundancies on prior years' loss reserves compared to $12.9 million of redundancies in 2013 and $21.4 million in 2012. The favorable development on prior years' loss reserves in 2014 occurred in a variety of our product lines, with the largest contribution from our short-tail property lines. The redundancies on prior years' loss reserves in 2014, 2013 and 2012 included $44.7 million, $12.1 million and $18.5 million, respectively, of favorable development on our property lines of business, due in part to lower than expected development on loss events that occurred in prior accident years and lower than expected claims activity on prior accident years. The 2013 combined ratio also included $23.2 million of favorable development attributable to Alterra pre-acquisition accident years that was included in current year losses in 2013. After considering the favorable development attributable to Alterra pre-acquisition accident years in 2013, favorable development on prior years' loss reserves had less of an impact on the combined ratio compared to 2012 due to higher earned premium volume in 2013.

Other Insurance (Discontinued Lines) Segment

The majority of the losses and loss adjustment expenses and the underwriting, acquisition and insurance expenses for the Other Insurance (Discontinued Lines) segment are associated with A&E exposures or discontinued Alterra and Markel International programs, most of which were discontinued upon acquisition, or shortly thereafter. Given the insignificant amount of premium earned in the Other Insurance (Discontinued Lines) segment, we evaluate this segment's underwriting performance in terms of dollars of underwriting profit or loss instead of its combined ratio.

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $28.0 million in 2014 compared to an underwriting loss of $30.4 million in 2013 and an underwriting loss of $21.3 million in 2012. The underwriting loss in 2014 included $32.8 million of adverse loss reserve development on A&E exposures, compared to $30.1 million in 2013 and $38.2 million in 2012.

We complete an annual review of our A&E exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. Based on recent activity on a small number of claims, we accelerated our annual review to the second quarter during 2014. Over the past few years, the number of A&E claims reported each year across the property and casualty industry has been on the decline. However, at the same time, the likelihood of making an indemnity payment has risen, thus increasing the average cost per reported claim. During our 2012 annual review, we reduced our estimate of the ultimate claims count, while increasing our estimate of the number of claims that would ultimately be closed with an indemnity payment. During our 2013 and 2014 annual reviews, we increased our expectation of the severity of the outcome of certain claims subject to litigation. As the ultimate outcome of known claims increases, our expected ultimate closure value on unreported claims also increases. As a result, prior years' loss reserves for A&E exposures were increased by $27.2 million in 2014, $28.4 million in 2013 and $31.1 million in 2012 related to our annual review. The need to increase A&E loss reserves in each of the past three years demonstrates that these reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Adverse development of A&E reserves in 2012 was partially offset by favorable movements in prior years' loss reserves and allowances for reinsurance bad debt related to discontinued lines of business originally written by our Markel International division.

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

The following tables summarize the increases (decreases) in prior years' loss reserves by segment, as discussed above.

	Year Ended December 31, 2014
(dollars in millions)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Total
U.S. Insurance:
Casualty	$(93.4)				$(93.4)
Professional liability:
Architects and engineers	20.2				20.2
All other	(48.4)				(48.4)
Workers' compensation	(25.7)				(25.7)
International Insurance:
Professional liability		$(62.7)			(62.7)
Marine and energy		(45.9)			(45.9)
Reinsurance:
Property			$(44.7)		(44.7)
Other Insurance (Discontinued Lines):
A&E exposures				$32.8	32.8
Net other prior years' redundancy	(69.3)	(58.0)	(35.3)	(5.1)	(167.7)
Increase (decrease)	$(216.6)	$(166.6)	$(80.0)	$27.7	$(435.5)

	Year Ended December 31, 2013
(dollars in millions)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Total
U.S. Insurance:
Casualty	$(136.3)				$(136.3)
Professional liability:
Architects and engineers	7.0				7.0
All other	(22.8)				(22.8)
Workers' compensation	(32.8)				(32.8)
Specialty programs	(27.9)				(27.9)
International Insurance:
Professional liability		$(46.8)			(46.8)
Marine and energy		(49.3)			(49.3)
Reinsurance:
Property			$(12.1)		(12.1)
Other Insurance (Discontinued Lines):
A&E exposures				$30.1	30.1
Net other prior years' redundancy	(85.3)	(34.6)	(0.8)	0.5	(120.2)
Increase (decrease)	$(298.1)	$(130.7)	$(12.9)	$30.6	$(411.1)

	Year Ended December 31, 2012
(dollars in millions)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Total
U.S. Insurance:
Casualty	$(105.1)				$(105.1)
Professional liability	(39.1)				(39.1)
International Insurance:
Professional liability		$(87.1)			(87.1)
Marine and energy		(61.0)			(61.0)
Reinsurance:
Property			$(18.5)		(18.5)
Other Insurance (Discontinued Lines):
A&E exposures				$38.2	38.2
Net other prior years' redundancy	(81.7)	(24.7)	(2.9)	(17.1)	(126.4)
Increase (decrease)	$(225.9)	$(172.8)	$(21.4)	$21.1	$(399.0)

Over the past three years, we have experienced favorable development on prior years' loss reserves ranging from 5% to 9% of beginning of year net loss reserves. In 2014, we experienced favorable development of $435.5 million, or 5% of beginning of year net loss reserves, compared to $411.1 million, or 9% of beginning of year net loss reserves, in 2013 and $399.0 million, or 9% of beginning of year net loss reserves, in 2012.

It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the above favorable trends will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years' loss reserves during 2015 would range from a deficiency of less than 1%, or $50 million, to a redundancy of approximately 6%, or $500 million, of December 31, 2014 net loss reserves.

Premiums

The following table summarizes gross premium volume by segment.

Gross Premium Volume
	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
U.S. Insurance	$2,493,823	$2,252,739	$1,595,849
International Insurance	1,200,403	1,101,099	788,092
Reinsurance	1,112,728	566,348	129,744
Other Insurance (Discontinued Lines)	(1,441)	40	(4)
Total	$4,805,513	$3,920,226	$2,513,681

Gross premium volume increased 23% in 2014 compared to 2013 and 56% in 2013 compared to 2012. The increase in gross premium volume in both periods was primarily due to the inclusion of premiums attributable to Alterra from May 1, 2013, which impacted all three of our ongoing underwriting segments in 2013 and 2014. In 2014, the increase in gross written premiums in our U.S. Insurance segment is also attributable to higher premiums in our Wholesale division, primarily on our casualty product lines, and in our Specialty division across various product lines. Additionally, the U.S. Insurance segment included $217.9 million and $194.7 million of gross written premiums from Hagerty in 2014 and 2013, respectively, which we began writing in the first quarter of 2013. The increase in gross written premiums in our Reinsurance segment in 2014 is also attributable to renewals in 2014 on policies previously written by Alterra, which typically occur in the early part of the year and occurred prior to our acquisition in 2013. In our International segment, gross written premiums in 2014 included $46.4 million of premiums attributable to Abbey, which was acquired in January 2014. Foreign currency exchange rate movements did not have a significant impact on gross premium volume in any period presented.

The following table summarizes net written premiums by segment.

Net Written Premiums
	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
U.S. Insurance	$2,071,466	$1,915,770	$1,418,579
International Insurance	889,336	840,050	677,344
Reinsurance	956,584	480,822	118,208
Other Insurance (Discontinued Lines)	(371)	41	(5)
Total	$3,917,015	$3,236,683	$2,214,126

Net retention of gross premium volume was 82% in 2014 compared to 83% in 2013 and 88% in 2012. Historically, our products were written with limits that did not require significant reinsurance. Following the acquisition of Alterra, we have certain insurance and reinsurance products that use higher levels of reinsurance. We purchase reinsurance and retrocessional reinsurance in order to manage our net retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

The following table summarizes earned premiums by segment.

Earned Premiums
	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
U.S. Insurance	$2,022,860	$1,727,766	$1,360,229
International Insurance	909,679	833,984	672,405
Reinsurance	908,385	669,826	114,499
Other Insurance (Discontinued Lines)	(12)	40	(5)
Total	$3,840,912	$3,231,616	$2,147,128

Consolidated earned premiums increased 19% in 2014 compared to 2013 and 51% in 2013 compared to 2012. The increase in earned premiums in both periods was driven by the increase in gross written premiums, as described above. The U.S. Insurance segment included $203.4 million of earned premiums from Hagerty in 2014 compared to $97.8 million in 2013. Foreign currency exchange rate movements did not have a significant impact on earned premiums in any period presented.

Life and Annuity Benefits

The Other Insurance (Discontinued Lines) segment included other revenues of $1.6 million and other expenses of $37.1 million for 2014 and other revenues of $1.1 million and other expenses of $28.1 million for 2013, related to the life and annuity reinsurance business, which was assumed through the acquisition of Alterra on May 1, 2013. This business is in run-off, and we are not writing any new life and annuity reinsurance contracts. The life and annuity benefit reserves are recorded on a discounted present value basis using assumptions that were determined at the Acquisition Date. The accretion of this discount is recognized in the statement of income and comprehensive income as other expenses. The increase in other expenses in 2014 reflects a full year of accretion in 2014 compared to only eight months in 2013. Invested assets and the related investment income that support the life and annuity reinsurance contracts are reported in the Investing segment. As a result, we expect the results reported in the Other Insurance (Discontinued Lines) segment attributable to our life and annuity business will continue to reflect losses in future periods due to the accretion of the discount on the life and annuity benefit reserves, which are forecasted to pay out over the next 40 to 50 years. Other revenues attributable to the life and annuity business included in the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

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

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Net investment income	$363,230	$317,373	$282,107
Net realized investment gains	$46,000	$63,152	$31,593
Change in net unrealized gains on investments	$981,035	$261,995	$353,808
Investment yield (1)	2.4%	2.6%	3.7%
Taxable equivalent total investment return, before foreign currency effect	8.9%	6.9%	8.6%
Taxable equivalent total investment return	7.4%	6.8%	9.0%
Invested assets, end of year	$18,637,701	$17,612,074	$9,332,745

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The following table reconciles investment yield to taxable equivalent total investment return.

	Years Ended December 31,
	2014	2013	2012
Investment yield (1)	2.4%	2.6%	3.7%
Adjustment of investment yield from book value to market value	(0.4)%	(0.3)%	(0.5)%
Net amortization of net premium on fixed maturity securities	0.6%	0.7%	0.2%
Net realized investment gains and change in net unrealized gains on investments	5.9%	2.3%	4.3%
Taxable equivalent effect for interest and dividends (2)	0.4%	0.4%	0.6%
Other (3)	(1.5)%	1.1%	0.7%
Taxable equivalent total investment return	7.4%	6.8%	9.0%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) increased 6% in 2014. The increase in the investment portfolio in 2014 was attributable to an increase in net unrealized gains on investments of $981.0 million and cash flows from operations of $716.8 million. Invested assets increased 89% in 2013. The increase in the investment portfolio in 2013 was attributable to the investment portfolio acquired through the Alterra acquisition, as well as an increase in net unrealized gains on investments of $262.0 million and cash flows from operations of $745.5 million.

During 2012, we increased our holdings of equity securities to capitalize on opportunities in the equity markets. We also increased our holdings of cash and cash equivalents and short-term investments and reduced our holdings of fixed maturities. During 2013 and 2014, we continued to limit our allocation of funds for purchases of fixed maturities. Due to the current low interest rate environment, we have chosen to take a more defensive posture, earning lower investment yields in order to maintain a high level of liquidity and have flexibility in how we allocate capital. We continued repositioning the investment portfolio acquired through the Alterra acquisition to be more consistent with our historical investment portfolio allocation by replacing fixed maturity corporate and mortgage-backed securities with fixed maturity tax-exempt municipal securities and equity securities. We also allocated more cash and cash equivalents to short-term investments to achieve higher returns while still maintaining adequate liquidity. At December 31, 2014, equity securities represented 22% of our invested assets compared to 18% at December 31, 2013. At December 31, 2014, short-term investments, cash and cash equivalents and restricted cash and cash equivalents represented 22% of our invested assets compared to 24% at December 31, 2013.

Net investment income increased 14% in 2014, primarily due to higher average invested assets in 2014 compared to 2013 as a result of the acquisition of Alterra. In 2014, net investment income was net of $59.3 million of amortization expense as a result of establishing a new amortized cost for Alterra's fixed maturity securities as of the Acquisition Date, compared to $58.3 million in 2013. Net investment income increased 13% in 2013 compared to 2012, driven by $74.3 million of net investment income attributable to the investment portfolio acquired through the Alterra acquisition. In 2013, net investment income attributable to the investment portfolio acquired through the Alterra acquisition was partially offset by lower investment income on fixed maturities compared to 2012, as we decreased our holdings in fixed maturities and increased our holdings in cash and cash equivalents during 2013. Net investment income in 2014, 2013 and 2012 included favorable changes in the fair value of our credit default swap of $2.2 million, $10.5 million and $16.6 million, respectively. The fair value of the credit default swap, which expired in December 2014, was a liability of $2.2 million at December 31, 2013.

Net realized investment gains were $46.0 million, $63.2 million and $31.6 million in 2014, 2013 and 2012, respectively. Net realized investment gains include both gains and losses from sales of securities and losses from write downs for other-than-temporary declines in the estimated fair value of investments. In 2014, net realized investment gains included $4.8 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $4.7 million and $12.1 million in 2013 and 2012, respectively. In 2014, 2013 and 2012, net realized investment gains were related to equity securities and fixed maturities that were sold because of our decision to reallocate capital to other equity securities or fixed maturities with greater potential for long-term investment returns.

Net realized investment gains in 2014, 2013 and 2012 included $18.9 million, $25.4 million and $0.9 million, respectively, of realized losses from sales of fixed maturities and equity securities. Proceeds received on securities sold at a loss were $1.1 billion in 2014, $545.3 million in 2013 and $11.9 million in 2012. During 2014 and 2013, we repositioned the investment portfolio acquired through the Alterra acquisition to be more consistent with our target portfolio allocation.

Approximately 92% of the gross realized losses in 2014 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2014 included $4.8 million of write downs for other-than-temporary declines in the estimated fair value of investments. These write downs were made with respect to 24 equity securities and three fixed maturities. We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At December 31, 2014, we held securities with gross unrealized losses of $35.2 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at December 31, 2014. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected. See note 3(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

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

In 2014, net unrealized gains on investments increased $981.0 million due to an increase in the estimated fair value of our equity portfolio, as a result of strong overall equity market performance, and our fixed income portfolio, as interest rates decreased during 2014. In 2013, net unrealized gains on investments increased $262.0 million primarily due to an increase in the estimated fair value of our equity portfolio as a result of strong overall equity market performance, partially offset by a decline in the estimated fair value of fixed income securities as interest rates increased during 2013. The decline in the fair value of the fixed income portfolio was more significant for fixed income securities in the investment portfolio acquired through the Alterra acquisition, as their fixed income securities have a longer weighted average effective duration than our historical fixed income portfolio. In 2012, net unrealized gains on investments increased $353.8 million, due to increases in the estimated fair value of our equity portfolio as a result of continued improvement in financial market conditions during 2012.

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

We consolidate our Markel Ventures operations on a one-month lag. Operating revenues and expenses associated with our Markel Ventures operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. See note 20 of the notes to consolidated financial statements for the components of other revenues and other expenses associated with Markel Ventures.

The following tables summarize the amounts recognized in the consolidated balance sheets and consolidated statements of income related to Markel Ventures.

	December 31,
(dollars in thousands)	2014	2013
ASSETS
Cash and cash equivalents	$106,552	$61,742
Receivables	92,036	78,764
Goodwill	215,967	191,629
Intangible assets	237,070	182,599
Other assets	534,725	421,714
Total Assets	$1,186,350	$936,448
LIABILITIES AND EQUITY
Senior long-term debt and other debt (1)	$359,263	$217,119
Other liabilities	213,794	146,343
Total Liabilities	573,057	363,462
Redeemable noncontrolling interests	61,048	72,183
Shareholders' equity (2)	553,972	501,370
Noncontrolling interests	(1,727)	(567)
Total Equity	552,245	500,803
Total Liabilities and Equity	$1,186,350	$936,448

(1)
Senior long-term debt and other debt as of December 31, 2014 and 2013 included $252.9 million and $116.4 million, respectively, of debt due to other subsidiaries of Markel Corporation, which is eliminated in consolidation.

(2)
Shareholders' equity includes $498.6 million and $444.1 million as of December 31, 2014 and 2013, respectively, which represents Markel Corporation's investment in Markel Ventures and is eliminated in consolidation.

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
OPERATING REVENUES
Net investment income	$4	$4	$4
Other revenues	838,121	686,448	489,352
Total Operating Revenues	838,125	686,452	489,356
OPERATING EXPENSES
Amortization of intangible assets	24,283	20,674	18,684
Other expenses	775,219	613,250	432,956
Total Operating Expenses	799,502	633,924	451,640
Operating Income	38,623	52,528	37,716
Interest expense (1)	13,400	11,230	11,269
Income Before Income Taxes	25,223	41,298	26,447
Income tax expense	13,160	14,654	8,109
Net Income	12,063	26,644	18,338
Net income attributable to noncontrolling interests	2,506	2,824	4,863
Net Income to Shareholders	$9,557	$23,820	$13,475

(1)
Interest expense for the years ended December 31, 2014, 2013 and 2012 includes intercompany interest expense of $8.7 million, $6.4 million and $6.4 million, respectively, which is eliminated in consolidation.

Revenues from our Markel Ventures operations increased in 2014 compared to 2013 primarily due to the acquisition of Cottrell in July 2014 and the acquisition of Eagle Construction of VA LLC (Eagle) in August 2013. We also experienced higher revenues in our manufacturing operations in 2014, primarily driven by cyclical changes in industry demand for transportation equipment, partially offset by lower revenues in our other existing manufacturing operations, due to fewer orders and shipments in 2014 compared to 2013. Net income to shareholders from our Markel Ventures operations decreased in 2014 compared to 2013 due to less favorable results in our manufacturing and non-manufacturing operations in 2014, which were partially offset by net income to shareholders attributable to acquisitions. The decrease in net income to shareholders in our manufacturing operations in 2014 was due in part to lower revenues, as described above. The decrease in net income to shareholders in our non-manufacturing operations was primarily attributable to a $13.7 million non-cash goodwill impairment charge in the fourth quarter of 2014 related to the Diamond Healthcare reporting unit. Revenues and net income to shareholders from our Markel Ventures operations increased in 2013 compared to 2012 primarily due to our acquisition of Eagle, Reading Bakery Systems (Reading) in September 2012 and Havco WP LLC in April 2012 and more favorable results at AMF Bakery Systems (AMF).

The following table summarizes the cash flows attributable to Markel Ventures for the years ended December 31, 2014, 2013 and 2012.

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Cash and cash equivalents, beginning of year	$61,742	$55,048	$35,756
Net cash provided by operating activities	59,915	75,926	47,020
Net cash used by investing activities	(189,729)	(60,533)	(190,060)
Net cash provided (used) by financing activities (1,2)	174,624	(8,699)	162,332
Increase in cash and cash equivalents	44,810	6,694	19,292
Cash and cash equivalents, end of year	$106,552	$61,742	$55,048

(1)
Net cash provided (used) by financing activities for the years ended December 31, 2014, 2013 and 2012 includes capital contributions from our holding company of $64.8 million, $28.7 million and $193.4 million, respectively, which are eliminated in consolidation.

(2)
Net cash provided by financing activities for the year ended December 31, 2014 includes net additions to debt of $136.5 million, which are eliminated in consolidation. Net cash used by financing activities for the year ended December 31, 2013 includes repayments of debt totaling $5.3 million which are eliminated in consolidation. Net cash provided by financing activities for the year ended December 31, 2012 includes additions to debt of $8.8 million, which are eliminated in consolidation.

Markel Ventures earnings before goodwill impairment, interest, income taxes, depreciation and amortization (Adjusted EBITDA) is a non-GAAP financial measure. We use Markel Ventures Adjusted EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including revenues and net income, to monitor and evaluate the performance of our Markel Ventures operations. Because Adjusted EBITDA excludes goodwill impairment, interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates, levels of depreciation and amortization resulting from purchase accounting, or non-recurring charges. The following table reconciles Adjusted EBITDA of Markel Ventures, net of noncontrolling interests, to consolidated net income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Markel Ventures Adjusted EBITDA - Manufacturing	$71,133	$64,415	$44,963
Markel Ventures Adjusted EBITDA - Non-Manufacturing	23,931	19,372	15,398
Markel Ventures Adjusted EBITDA - Total	95,064	83,787	60,361
Goodwill impairment	(13,737)	—	—
Interest expense (1)	(12,184)	(9,283)	(9,782)
Income tax expense	(12,848)	(13,988)	(7,868)
Depreciation expense	(24,706)	(19,313)	(14,205)
Amortization of intangible assets	(22,032)	(17,383)	(15,031)
Markel Ventures net income to shareholders	9,557	23,820	13,475
Net income from other Markel operations	311,625	257,201	239,910
Net income to shareholders	$321,182	$281,021	$253,385

(1)	Interest expense for the years ended December 31, 2014, 2013 and 2012 includes intercompany interest expense of $8.7 million, $6.4 million and $6.4 million, respectively.

Adjusted EBITDA from our Markel Ventures manufacturing operations increased in 2014 compared to 2013 due to our acquisition of Cottrell. In 2013, adjusted EBITDA from our Markel Ventures manufacturing operations increased compared to 2012 primarily due to our acquisition of Reading and more favorable results at AMF. Adjusted EBITDA from our Markel Ventures non-manufacturing operations increased in 2013 compared to 2012 primarily due to our acquisition of Eagle.

Interest Expense and Income Taxes

Interest expense was $117.4 million in 2014 compared to $114.0 million in 2013 and $92.8 million in 2012. The increase in interest expense in 2014 compared to 2013 and 2013 compared to 2012 was due in part to interest expense associated with our 6.25% unsecured senior notes and 7.20% unsecured senior notes, which were assumed in connection with the acquisition of Alterra, partially offset by the repayment of our $250 million 6.80% unsecured senior notes in February 2013. Interest expense associated with our 6.25% and 7.20% unsecured senior notes was $18.9 million in 2014 and $13.2 million in 2013. Interest expense also increased in 2014 and 2013 due to our $500 million combined issuance in March 2013 of 3.625% unsecured senior notes and 5.0% unsecured senior notes. In 2013, increased interest expense associated with our first full year of interest from our $350 million issuance in July 2012 of 4.90% unsecured senior notes was offset by the redemption of our $150 million 7.50% unsecured senior debentures in August 2012.

The effective tax rate was 26% in 2014 compared to 22% in 2013 and 17% in 2012. In all three periods, the effective tax rate differs from the statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the effective tax rate in 2014 was driven by higher earnings taxed at 35% in 2014 and a smaller benefit from our foreign operations in 2014, which are taxed at a lower rate. The increase in the effective tax rate in 2013 was driven by higher earnings taxed at a 35% tax rate and a smaller tax benefit related to tax-exempt investment income, which resulted from having higher income before income taxes in 2013 compared to 2012.

With few exceptions, we are no longer subject to income tax examination by tax authorities for years ended before January 1, 2011. See note 8 of the notes to consolidated financial statements for a discussion of factors affecting the realization of our gross deferred tax assets and unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our income tax returns.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $935.9 million, $459.5 million and $503.8 million in 2014, 2013 and 2012, respectively. Comprehensive income to shareholders for 2014 included net income to shareholders of $321.2 million, an increase in net unrealized gains on investments, net of taxes, of $661.7 million and a decrease in foreign currency translation adjustments, net of taxes, of $32.2 million. Comprehensive income to shareholders for 2013 included net income to shareholders of $281.0 million and an increase in net unrealized gains on investments, net of taxes, of $184.6 million. Comprehensive income to shareholders for 2012 included net income to shareholders of $253.4 million and an increase in net unrealized gains on investments, net of taxes, of $242.2 million.

For the year ended December 31, 2014, book value per share increased 14% primarily due to comprehensive income to shareholders, as described above. For the year ended December 31, 2013, book value per share increased 18% primarily due to equity issued in connection with the acquisition of Alterra, which was accretive to book value, and comprehensive income to shareholders, as described above.

The following graph presents book value per share and the five-year compound annual growth rate (CAGR) in book value per share for the past five years as of December 31.

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the liability for losses and loss adjustment expenses at the end of 2009 for 2009 and all prior years, adjusted for commutations, foreign currency movements and other items, was originally estimated to be $4,534.2 million. Five years later, as of December 31, 2014, this amount was re-estimated to be $3,358.2 million, of which $2,280.4 million had been paid, leaving a reserve of $1,077.8 million for losses and loss adjustment expenses for 2009 and prior years remaining unpaid as of December 31, 2014.

The following table represents the development of reserves for losses and loss adjustment expenses for the period 2004 through 2014.

(dollars in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net reserves, end of year, adjusted for commutations, foreign currency movements and other	$3,830.0	4,187.7	4,288.4	4,338.5	4,551.5	4,534.2	4,595.1	4,605.0	4,542.3	8,270.3	8,535.5
Paid (cumulative) as of:
One year later	717.2	799.5	783.8	727.6	759.5	796.1	898.3	932.0	906.3	1,436.9
Two years later	1,256.5	1,375.4	1,312.1	1,270.8	1,364.8	1,417.0	1,531.0	1,548.7	1,506.7
Three years later	1,667.4	1,752.4	1,689.6	1,686.3	1,841.0	1,881.5	1,918.5	1,937.2
Four years later	1,932.9	2,018.2	1,994.1	1,983.9	2,189.7	2,118.7	2,180.8
Five years later	2,114.0	2,243.3	2,201.5	2,245.4	2,350.9	2,280.4
Six years later	2,293.2	2,406.5	2,396.8	2,353.7	2,471.6
Seven years later	2,418.4	2,581.1	2,473.2	2,438.6
Eight years later	2,545.1	2,642.7	2,543.3
Nine years later	2,587.0	2,699.4
Ten years later	2,626.2
Reserves re-estimated as of:
One year later	3,779.4	4,055.4	4,091.1	4,174.7	4,316.1	4,256.1	4,241.3	4,206.0	4,131.2	7,834.8
Two years later	3,624.7	3,905.0	3,952.1	3,939.3	4,079.3	3,912.9	3,866.1	3,864.0	3,830.7
Three years later	3,540.2	3,801.2	3,764.8	3,724.9	3,814.5	3,620.5	3,611.2	3,660.9
Four years later	3,512.2	3,691.6	3,604.1	3,523.6	3,618.3	3,423.0	3,499.1
Five years later	3,465.9	3,579.6	3,449.8	3,374.7	3,464.6	3,358.2
Six years later	3,383.8	3,465.2	3,351.5	3,260.8	3,426.3
Seven years later	3,300.6	3,399.6	3,280.4	3,229.0
Eight years later	3,253.7	3,350.1	3,266.2
Nine years later	3,219.7	3,347.1
Ten years later	3,216.5
Net cumulative redundancy	$613.5	840.6	1,022.2	1,109.5	1,125.2	1,176.0	1,096.0	944.1	711.6	435.5
Cumulative %	16%	20%	24%	26%	25%	26%	24%	21%	16%	5%
Gross reserves, end of year, adjusted for commutations, foreign currency movements and other	$5,197.5	5,959.7	5,391.8	5,280.1	5,515.5	5,352.5	5,352.7	5,366.6	5,297.6	10,169.9	10,404.2
Reinsurance recoverable, adjusted for commutations, foreign currency movements and other	1,367.5	1,772.0	1,103.4	941.6	964.0	818.3	757.6	761.6	755.3	1,899.6	1,868.7
Net reserves, end of year, adjusted for commutations, foreign currency movements and other	$3,830.0	4,187.7	4,288.4	4,338.5	4,551.5	4,534.2	4,595.1	4,605.0	4,542.3	8,270.3	8,535.5
Gross re-estimated reserves	4,445.0	4,938.3	4,220.7	4,027.4	4,210.1	4,035.6	4,161.5	4,376.0	4,542.8	9,694.2
Re-estimated recoverable	1,228.5	1,591.2	954.5	798.4	783.8	677.4	662.4	715.1	712.1	1,859.4
Net re-estimated reserves	$3,216.5	3,347.1	3,266.2	3,229.0	3,426.3	3,358.2	3,499.1	3,660.9	3,830.7	7,834.8
Gross cumulative redundancy	$752.5	1,021.4	1,171.1	1,252.7	1,305.4	1,316.9	1,191.2	990.6	754.8	475.7

Net cumulative redundancy represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the liability for losses and loss adjustment expenses developed a $1,176.0 million redundancy from December 31, 2009 to December 31, 2014. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance. The net and gross cumulative redundancies as of December 31, 2014 for 2013 and prior years were primarily due to redundancies that developed during 2014 in the U.S. Insurance and International Insurance segments on the 2009 to 2013 accident years. See "Underwriting Results" for further discussion of changes in prior years' loss reserves.

See note 9 of the notes to consolidated financial statements and the discussion under "Critical Accounting Estimates" for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 23% at December 31, 2014 and 25% at December 31, 2013. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

At December 31, 2014, our holding company (Markel Corporation) held $1.5 billion of invested assets, which approximated 16 times annual interest expense of the holding company, compared to $1.3 billion of invested assets at December 31, 2013. The increase in invested assets is primarily the result of dividends and loan repayments received from our subsidiaries of $282.1 million and an increase in unrealized gains on our investment portfolio, partially offset by cash paid for interest and income taxes. In order to maintain prudent levels of liquidity, we seek to maintain invested assets at Markel Corporation of at least two times annual interest expense. The excess liquidity at Markel Corporation is available to increase capital at our insurance subsidiaries, complete acquisitions, repurchase shares of our common stock or retire debt.

Under the terms of the agreements in which we acquired controlling interests in certain Markel Ventures subsidiaries, the remaining equity interests have the option to sell their interests to us in the future. These redeemable noncontrolling interests generally become redeemable through 2018; however, the occurrence, timing and redemption value of these transactions is uncertain. As of December 31, 2014, redeemable noncontrolling interests totaled $61.0 million.

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

During 2013, we repurchased 77,693 shares of common stock at a cost of $40.9 million under a share repurchase program that was approved by our Board of Directors in November 2010 (the 2010 Program). In November 2013, our Board of Directors approved a new share repurchase program that provides for the repurchase of up to $300 million of common stock (the 2013 Program) to replace the 2010 Program. The 2013 Program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2014, we had repurchased 34,385 shares of common stock at a cost of $20.5 million under the 2013 program.

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

The holding company has historically relied upon dividends from its domestic subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. At December 31, 2014, our domestic insurance subsidiaries and Markel Bermuda could pay ordinary dividends of $783.3 million during the following twelve months under these laws.

There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay based on applicable laws in Ireland and the United Kingdom. At December 31, 2014, earnings of our foreign subsidiaries are considered reinvested indefinitely for U.S. income tax purposes. At December 31, 2014, cash and cash equivalents, restricted cash and cash equivalents and short-term investments of $1.1 billion were held by our foreign subsidiaries. We do not expect the amount of cash and cash equivalents, restricted cash and cash equivalents and short-term investments that are attributable to earnings that are considered reinvested indefinitely, and not available for distributions to the holding company, to have a material effect on our liquidity or capital resources.

Net cash provided by operating activities was $716.8 million, $745.5 million and $392.5 million in 2014, 2013 and 2012, respectively. The decrease in 2014 compared to 2013 was due to higher payments for income taxes in 2014. These payments were partially offset by higher cash flows from investment income during 2014, primarily due to higher average invested assets in 2014 compared to 2013 as a result of the acquisition of Alterra. The increase in 2013 compared to 2012 was due to higher cash flows from underwriting and investing activities, primarily as a result of the acquisition of Alterra. The increase in cash flows from underwriting activities was also driven by higher premium volume, primarily in our U.S. Insurance segment.

Net cash used by investing activities was $622.2 million in 2014 compared to net cash provided by investing activities of $187.4 million in 2013 and net cash used by investing activities of $377.1 million in 2012. Net cash used by investing activities in 2014 included $319.1 million of cash, net of cash acquired, used to complete acquisitions. During 2013, we used net cash of $12.2 million for acquisitions. The acquisition of Alterra resulted in net cash received as a result of Alterra's cash balance exceeding cash paid for the acquisition by $49.5 million. Net cash used by investing activities in 2012 included $243.7 million of cash, net of cash acquired, used to complete acquisitions. See note 2 of the notes to consolidated financial statements for a discussion of acquisitions. We received cash from our equity method investments of $107.3 million and $313.6 million during 2014 and 2013, respectively, which includes redemptions from our hedge fund portfolio acquired through the Alterra acquisition that is included in other assets on the consolidated balance sheets. During 2013 we began repositioning the investment portfolio acquired through the Alterra acquisition, which continued into 2014, to be more consistent with our target investment portfolio allocation by replacing fixed maturity corporate and mortgage-backed securities with fixed maturity tax-exempt municipal securities and equity securities. During 2014 and 2013, we have continued to limit our allocation of funds for purchases of fixed maturities and maintained high levels of cash and cash equivalents and short-term investments. Due to the current low interest rate environment, we have chosen to take a more defensive posture, earning lower investment yields in order to maintain a high level of liquidity and have flexibility in how we allocate capital. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Invested assets increased to $18.6 billion at December 31, 2014 from $17.6 billion at December 31, 2013. Net unrealized gains on investments, net of taxes, were $1.8 billion at December 31, 2014 compared to $1.1 billion at December 31, 2013. The increase in net unrealized gains on investments, net of taxes, in 2014 was primarily due to an increase in the estimated fair value of our equity portfolio as a result of improving market conditions during 2014. Equity securities were $4.1 billion, or 22% of invested assets, at December 31, 2014 compared to $3.3 billion, or 18% of invested assets, at December 31, 2013. The increase in equity securities as a percent of invested assets in 2014 is attributable to an increase in unrealized gains on equity securities and purchases of equity securities. At December 31, 2014, short-term investments, cash and cash equivalents and restricted cash and cash equivalents represented 22% of our invested assets compared to 24% at December 31, 2013. See note 3(g) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash used by financing activities was $67.1 million in 2014 compared to net cash provided by financing activities of $175.4 million and $142.0 million in 2013 and 2012, respectively. During 2014, we used cash of $25.9 million to purchase additional interests in our Markel Ventures businesses. During 2013, we received net proceeds of $491.2 million associated with the issuance of $250 million of 3.625% unsecured senior notes due March 30, 2023 and $250 million of 5.0% unsecured senior notes due March 30, 2043. On February 15, 2013, we repaid our 6.80% unsecured senior notes, which had an outstanding principal balance of $246.7 million. During 2012, we received net proceeds of $347.2 million associated with the issuance of $350 million of 4.90% unsecured senior notes due July 1, 2022. We used a portion of these proceeds to redeem our 7.50% unsecured debentures due August 22, 2046 at a redemption price equal to 100% of their principal amount, or $150 million. Proceeds were also used to pre-fund the repayment of our 6.80% unsecured senior notes due February 15, 2013 at their maturity ($246.7 million principal amount outstanding at December 31, 2012). During 2014, 2013 and 2012, cash of $26.1 million, $57.4 million and $16.9 million, respectively, was used to repurchase shares of our common stock.

In recent years, we have completed numerous reinsurance commutations, which involve the termination of ceded or assumed reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers. Our commutation strategy related to assumed reinsurance contracts is to reduce our loss exposure to long-tailed liabilities assumed under reinsurance agreements that were entered into by companies we acquired prior to our acquisition. We will continue to pursue commutations, or similar reinsurance transactions, when we believe they meet our objectives. We had no significant commutations during the past three years.

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial condition of each of our reinsurers, and we assess our concentration of credit risk on a regular basis. At December 31, 2014, our reinsurance recoverable balance for the ten largest reinsurers was $1.3 billion, representing 63% of our consolidated balance, before considering allowances for bad debts. All of our ten largest reinsurers were rated "A" or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $289.5 million at December 31, 2014, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. See note 15 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that net reinsurance recoverable balances are collectible, deterioration in reinsurers' ability to pay, or collection disputes, could adversely affect our operating cash flows, financial position and results of operations.

The following table summarizes case reserves and IBNR reserves, by segment. As described in note 2 to consolidated financial statements, unpaid losses and loss adjustment expenses attributable to Alterra were recorded at fair value as of the Acquisition Date, which consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. Unpaid losses and loss adjustment expenses included in the consolidated balance sheet include the unamortized portion of the fair value adjustment recorded at the Acquisition Date; however, as this amount does not represent case or IBNR reserves, it is excluded from the table below.

(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Consolidated
December 31, 2014
Case reserves	$979,088	$1,266,222	$984,627	$332,712	$3,562,649
IBNR reserves	2,586,505	2,036,744	1,781,569	322,065	6,726,883
Total	$3,565,593	$3,302,966	$2,766,196	$654,777	$10,289,532
December 31, 2013
Case reserves	$1,027,163	$1,295,100	$998,488	$278,383	$3,599,134
IBNR reserves	2,533,847	2,049,551	1,742,644	200,416	6,526,458
Total	$3,561,010	$3,344,651	$2,741,132	$478,799	$10,125,592

Unpaid losses and loss adjustment expenses were $10.4 billion and $10.3 billion at December 31, 2014 and 2013, respectively. See note 9 of the notes to consolidated financial statements and "Critical Accounting Estimates" for a discussion of estimates and assumptions related to unpaid losses and loss adjustment expenses.

The following table summarizes our contractual cash payment obligations at December 31, 2014.

	Payments Due by Period (1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt and other debt(2)	$3,429,746	$149,601	$378,718	$581,287	$2,320,140
Operating leases	282,912	28,434	51,760	51,718	151,000
Unpaid losses and loss adjustment expenses (estimated)	10,289,532	2,386,882	3,192,037	1,881,348	2,829,265
Life and annuity benefits (estimated)	1,837,053	105,891	190,456	166,719	1,373,987
Total	$15,839,243	$2,670,808	$3,812,971	$2,681,072	$6,674,392

(1)	See notes 9, 10, 11 and 16 of the notes to consolidated financial statements for further discussion of these obligations.

(2)	Amounts include interest.

Senior long-term debt and other debt, excluding net unamortized premium, was $2.3 billion at December 31, 2014 and 2013.

On August 1, 2014, we entered into a credit agreement for a revolving credit facility, which provides $300 million of capacity for future acquisitions, investments, repurchases of our capital stock and for general corporate purposes. At our discretion, $200 million of the total capacity may be used for secured letters of credit. This facility replaced our previous $300 million revolving credit facility and expires in August 2019. As of December 31, 2014 and 2013, there were no borrowings outstanding under our revolving credit facility.

On August 1, 2014, we reduced the capacity of the Alterra/Markel Bermuda senior credit facility from $900 million to $650 million. Loans under the senior credit facility are subject to a sublimit of $250 million. As of December 31, 2014, there were no borrowings outstanding under the $650 million senior credit facility and there were $374.5 million of letters of credit that were issued and outstanding.

We were in compliance with all covenants contained in our revolving and senior credit facilities at December 31, 2014. To the extent that we are not in compliance with our covenants, our access to the credit facilities could be restricted. While we believe this to be unlikely, the inability to access the credit facilities could adversely affect our liquidity. See note 11 of the notes to consolidated financial statements for further discussion of our revolving and senior credit facilities.

Reserves for unpaid losses and loss adjustment expenses represent future contractual obligations associated with property and casualty insurance and reinsurance contracts issued to our policyholders or other insurance companies. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2014. Payment patterns for losses and loss adjustment expenses were generally based upon historical claims patterns. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the preceding table. The unpaid losses and loss adjustment expenses in the table above are our gross estimates of known liabilities as of December 31, 2014. The expected payments by period are the estimated payments at a future time, whereas the reserves for unpaid losses and loss adjustment expenses included in the consolidated balance sheet include the unamortized portion of the fair value adjustment recorded at the Acquisition Date for unpaid losses and loss adjustment expenses assumed in the Alterra acquisition.

Reserves for life and annuity benefits represent future contractual obligations associated with reinsurance contracts issued to other insurance companies. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of benefits as of December 31, 2014. The assumptions used in estimating the likely payments due by period are based on cedent experience, industry mortality tables, and our expense experience. Due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the estimates shown in the preceding table. The life and annuity benefits in the above table are our gross estimates of known obligations as of December 31, 2014. These obligations are computed on a net present value basis in the consolidated balance sheet as of December 31, 2014, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

At December 31, 2014, we had unrecognized tax benefits of $17.7 million related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with our unrecognized tax benefits, we are unable to make a reasonably reliable estimate of the amount and period in which any liabilities might be paid. See note 8 of the notes to consolidated financial statements for further discussion of our expectations regarding changes in unrecognized tax benefits during 2015.

At December 31, 2014, we had $5.0 billion of invested assets or other assets held in trust or on deposit for the benefit of policyholders or ceding companies or to support underwriting activities. Additionally, we have pledged investments and cash and cash equivalents totaling $635.3 million at December 31, 2014 as security for letters of credit that have been issued by various banks on our behalf. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 3(g) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. Capital adequacy of our foreign insurance subsidiaries is regulated by applicable laws of the United Kingdom, Bermuda and other jurisdictions. At December 31, 2014, the capital and surplus of each of our insurance subsidiaries significantly exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements.

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

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. General concern exists about municipalities that experience financial difficulties during periods of adverse economic conditions. We manage the exposure to credit risk in our municipal bond portfolio by investing in high quality securities and by diversifying our holdings, which are typically either general obligation or revenue bonds related to essential products and services.

The estimated fair value of our investment portfolio at December 31, 2014 was $18.6 billion, 78% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 22% of which was invested in equity securities. At December 31, 2013, the estimated fair value of our investment portfolio was $17.6 billion, 82% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 18% of which was invested in equity securities.

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

Credit Risk

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2014, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

	December 31, 2014
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$5,471	$2,210	$7,681
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	928,730	265,591	131,873	1,326,194
Supranationals	—	217,953	—	217,953
Other	129,201	128,111	148,201	405,513
Total European exposures	1,057,931	617,126	282,284	1,957,341
All other foreign (non-European) exposures	553,990	148,187	128,639	830,816
Total foreign exposures	$1,611,921	$765,313	$410,923	$2,788,157

	December 31, 2013
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$42,966	$2,684	$45,650
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	888,653	319,343	159,509	1,367,505
Supranationals	—	226,462	—	226,462
Other	85,478	184,681	183,646	453,805
Total European exposures	974,131	773,452	345,839	2,093,422
All other foreign (non-European) exposures	486,923	138,960	141,601	767,484
Total foreign exposures	$1,461,054	$912,412	$487,440	$2,860,906

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

At December 31, 2014, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility. At December 31, 2014, our ten largest equity holdings represented $1.9 billion, or 45%, of the equity portfolio. Investments in the property and casualty insurance industry represented $756.3 million, or 18%, of our equity portfolio at December 31, 2014. Our investments in the property and casualty insurance industry included a $470.7 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the equity holdings of our insurance subsidiaries.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2014 and 2013. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders' Equity
As of December 31, 2014
Equity securities	$4,138	35% increase	$5,586	12.8%
		35% decrease	2,689	(12.8)
As of December 31, 2013
Equity securities	$3,252	35% increase	$4,390	11.4%
		35% decrease	2,114	(11.4)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 4.2 years and an average rating of "AA." See note 3(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2014 and 2013. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders' Equity
Fixed Maturity Investments
As of December 31, 2014
Total fixed maturity investments	$10,423	200 bp decrease	$11,734	12.6%	11.6%
		100 bp decrease	11,057	6.1	5.6
		100 bp increase	9,812	(5.9)	(5.4)
		200 bp increase	9,222	(11.5)	(10.6)
As of December 31, 2013
Total fixed maturity investments	$10,143	200 bp decrease	$11,231	10.7%	10.9%
		100 bp decrease	10,661	5.1	5.2
		100 bp increase	9,636	(5.0)	(5.1)
		200 bp increase	9,163	(9.7)	(9.8)
Liabilities (1)
As of December 31, 2014
Borrowings	$2,493	200 bp decrease	$2,878
		100 bp decrease	2,673
		100 bp increase	2,333
		200 bp increase	2,190
As of December 31, 2013
Borrowings	$2,372	200 bp decrease	$2,752
		100 bp decrease	2,550
		100 bp increase	2,213
		200 bp increase	2,072

(1)	Changes in estimated fair value have no impact on shareholders' equity.

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with certain of our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency, other than goodwill and intangible assets, as closely as possible. To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign currency forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are generally designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income. Our forward contracts generally have maturities of three months. As of December 31, 2014 and 2013, the carrying value of goodwill and intangible assets denominated in a foreign currency, which is not matched or hedged, was $262.9 million and $86.3 million, respectively. The increase is primarily due to the acquisition of 100% of the share capital of Abbey that was completed in January 2014. Abbey's goodwill and intangible assets are denominated in United Kingdom Sterling. At December 31, 2014 and 2013, substantially all of our other assets and liabilities denominated in foreign currencies were either matched or hedged.

At December 31, 2014 and 2013, approximately 86% and 83%, respectively, of our invested assets were denominated in United States Dollars. At those dates, the largest foreign currency holdings within our invested assets were the Euro and United Kingdom Sterling.

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

Controls and Procedures

As of December 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2014. See Management's Report on Internal Control over Financial Reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting.

During the fourth quarter of 2014, we completed the transition of a significant part of the acquired Alterra operations to our general ledger accounting system, which allows for additional financial reporting functionality and efficiency.

There were no other changes in our internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
the frequency and severity of man-made and natural catastrophes (including earthquakes and weather-related catastrophes) may exceed expectations, are unpredictable and, in the case of weather-related catastrophes, may be exacerbated if, as many forecast, conditions in the oceans and atmosphere result in increased hurricane, flood, drought or other adverse weather-related activity;

•
emerging claim and coverage issues, changing legal and social trends, and inherent uncertainties (including but not limited to those uncertainties associated with our A&E reserves) in the loss estimation process can adversely impact the adequacy of our loss reserves and our allowance for reinsurance recoverables;

•
reinsurance reserves are subject to greater uncertainty than insurance reserves, primarily because of reliance upon the original underwriting decisions made by ceding companies and the longer lapse of time from the occurrence of loss events to their reporting to the reinsurer for ultimate resolution;

•
changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book (which is in runoff), for example, changes in assumptions and estimates of mortality, longevity, morbidity and interest rates, could result in material increases in our estimated loss reserves for such business;

•	adverse developments in insurance coverage litigation or other legal or administrative proceedings could result in material increases in our estimates of loss reserves;

•	the failure of any loss limitation methods we employ;

•	changes in the availability, costs and quality of reinsurance coverage, which may impact our ability to write certain lines of business;

•	industry and economic conditions, deterioration in reinsurer credit quality and coverage disputes can affect the ability or willingness of reinsurers to pay balances due;

•	after the commutation of ceded reinsurance contracts, any subsequent adverse development in the re-assumed loss reserves will result in a charge to earnings;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital;

•
economic conditions, actual or potential defaults in sovereign debt obligations, volatility in interest and foreign currency exchange rates and changes in market value of concentrated investments can have a significant impact on the fair value of our fixed maturities and equity securities, as well as the carrying value of our other assets and liabilities, and this impact may be heightened by market volatility;

•
a number of factors may adversely affect the markets served by our Markel Ventures operations and negatively impact their revenues and profitability, including, among others: economic conditions; changes in government support for education, healthcare and infrastructure projects; changes in capital spending levels; changes in the housing market; and volatility in interest and foreign currency exchange rates;

•	economic conditions may adversely affect our access to capital and credit markets;

•
we have substantial investments in municipal bonds (approximately $4.3 billion at December 31, 2014) and, although less than 15% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

•
the impacts of periods of slow economic growth; the continuing effects of government intervention into the markets to address financial downturns (including, among other things, the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder); the outcome of economic and currency concerns in the Eurozone; material changes to the monetary policies of central banks, including the U.S. Federal Reserve and the European Central Bank; and the combined impact of the foregoing on our industry, business and investment portfolio;

•
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

•	the impacts that health epidemics and pandemics may have on our business operations and claims activity;

•	the impact of the implementation of U.S. health care reform legislation and regulations under that legislation on our business;

•
our business is dependent upon the successful functioning and security of our computer systems; if our information technology systems fail or suffer a security breach, our business or reputation could be adversely impacted;

•	we have recently completed a number of acquisitions, which may increase our operational and control risks for a period of time;

•	we may not realize the contemplated benefits, including cost savings and synergies, of our acquisitions;

•	any determination requiring the write-off of a significant portion of our goodwill and intangible assets;

•	the loss of services of any executive officer or other key personnel could adversely impact our operations;

•	our expanding international operations expose us to increased investment, political and economic risks, including foreign currency and credit risk;

•	the effectiveness of our procedures for compliance with existing and ever increasing guidelines, policies and legal and regulatory standards, rules, laws and regulations; and

•	adverse changes in our assigned financial strength or debt ratings could adversely impact our ability to attract and retain business or obtain capital.

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

$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
Markel Corporation
S&P 500
Dow Jones Property & Casualty Insurance

	Years Ended December 31,
	2009 (1)	2010	2011	2012	2013	2014
Markel Corporation	$100	$111	$122	$127	$171	$201
S&P 500	100	115	117	136	180	205
Dow Jones Property & Casualty Insurance	100	119	125	149	197	221

(1)	$100 invested on December 31, 2009 in our common stock or the listed index. Includes reinvestment of dividends.

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 9, 2015 was approximately 400. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 100,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2014 were $707.36 and $527.17, respectively. See note 23 of the notes to consolidated financial statements for additional common stock price information.

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

Annual Shareholders' Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at Altria Theater, 6 North Laurel Street, Richmond, Virginia at 4:30 p.m., May 11, 2015.

Corporate Offices

Markel Corporation, 4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148
(804) 747-0136 (800) 446-6671

Executive Officers

Alan I. Kirshner
Chairman of the Board and Chief Executive Officer since 1986. Director since 1978. Age 79.

Anthony F. Markel
Vice Chairman since May 2008. President and Chief Operating Officer from March 1992 to May 2008. Director since 1978. Age 73.

Steven A. Markel
Vice Chairman since March 1992. Director since 1978. Age 66.

F. Michael Crowley
President and Co-Chief Operating Officer since May 2010. President, Markel Specialty from February 2009 to May 2010. President of Willis HRH North America from October 2008 to January 2009. President of Hilb Rogal & Hobbs Company from September 2005 to October 2008. Age 63.

Thomas S. Gayner
President and Chief Investment Officer since May 2010. Chief Investment Officer since January 2001. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 to 2004. Age 53.

Richard R. Whitt, III
President and Co-Chief Operating Officer since May 2010. Senior Vice President and Chief Financial Officer from May 2005 to May 2010. Age 51.

Gerard Albanese, Jr.
Executive Vice President and Chief Underwriting Officer since May 2010. Chief Underwriting Officer since January 2009. President and Chief Operating Officer, Markel International Limited, a subsidiary, from September 2003 to August 2008. Age 62.

Britton L. Glisson
President, Global Insurance since November 2014 and Chief Administrative Officer since February 2009. President, Markel Insurance Company, a subsidiary, from October 1996 to March 2009. Age 58.

Bradley J. Kiscaden
Executive Vice President and Chief Actuarial Officer since July 2012. Chief Actuarial Officer since March 1999. Age 52.

Anne G. Waleski
Executive Vice President and Chief Financial Officer since May 2014. Vice President and Chief Financial Officer since May 2010. Treasurer from August 2003 to November 2011. Age 48.

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Agreement and Plan of Merger, dated as of December 18, 2012, by and among Alterra Capital Holdings Limited, Markel Corporation and Commonwealth Merger Subsidiary Limited (2.1)[a]

3(i)	Amended and Restated Articles of Incorporation (3.1)[b]

3(ii)	Bylaws, as amended (3.1)[c]

4.7	Indenture dated as of June 5, 2001 between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)[d]

4.8
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[e]

4.9
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[f]

4.10
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[g]

4.11
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[h]

4.12
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[i]

4.13
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.3)[i]

4.14	Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (4.14)[j]

4.15
First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (4.15)[j]

4.16	Form of Second Supplemental Indenture dated as of June 30, 2014 among Alterra Finance LLC, Alterra Capital Holdings Limited and the Bank of New York Mellon, as Trustee (4.16)[k]

4.17	Form of Guaranty Agreement by Markel Corporation dated as of June 30, 2014 in connection with the Alterra Finance LLC 6.25% Senior Notes due 2020 (4.17)[k]

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

Exhibit No.	Document Description

10.1
Form of Credit Agreement dated as of August 1, 2014 among Markel Corporation, Markel Bermuda Limited, Alterra Reinsurance USA Inc., Alterra Finance LLC, Alterra USA Holdings Limited, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, Administrative Agent, a Fronting Bank and Swingline Lender (4.1)[k]

10.2
Credit Agreement, dated as of December 16, 2011, among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent (4.5)[j]

10.3
First Amendment and Consent dated as of February 7, 2013, to the Credit Agreement among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent (4.6)[j]

10.4
Form of Second Amendment dated as of March 14, 2014, to the Credit Agreement among Alterra Capital Holdings Limited, Markel Bermuda Limited (f/k/a Alterra Bermuda Limited), the lenders party thereto and Bank of America, N.A., as Administrative Agent (4.7)[l]

10.5	Form of Guaranty Agreement by Markel Corporation dated March 14, 2014 in connection with the Credit Agreement dated December 16, 2011 (4.8)[l]

10.6
Form of Third Amendment dated as of August 1, 2014, to the Credit Agreement among Alterra Capital Holdings Limited, Markel Bermuda Limited (f/k/a Alterra Bermuda Limited), the lenders party thereto and Bank of America, N.A., as Administrative Agent (4.6)[k]

10.7	Markel Corporation 2012 Equity Incentive Compensation Plan (Appendix A)[m]

10.8	Form of Amended and Restated Employment Agreement with Alan I. Kirshner (10.2)[n]

10.9	Form of Amended and Restated Employment Agreement with Steven A. Markel (10.3)[n]

10.10	Form of Amended and Restated Employment Agreement with Anthony F. Markel (10.4)[n]

10.11	Form of Executive Employment Agreement with F. Michael Crowley, Thomas S. Gayner, Richard R. Whitt, III, Gerard Albanese, Jr., Britton L. Glisson, Anne G. Waleski and Bradley J. Kiscaden (10.5)[n]

10.12	Schedule of Base Annual Salaries for Executive Officers effective May 1, 2013 and Restricted Stock Units awarded on May 13, 2013 (10.1)[j]

10.13	Description of annual base salary for Anne G. Waleski effective June 1, 2014ab

10.14	Markel Corporation Executive Bonus Plan (10.3)[o]

10.15	Description of Awards Under Executive Bonus Plan and 2012 Equity Incentive Compensation Plan for 2014 (10.1)[l]

10.16	Employee Stock Purchase and Bonus Plan (10.9)[n]

10.17	Markel Corporation Omnibus Incentive Plan (Appendix B)[p]

10.18	Form of Restricted Stock Award Agreement for Outside Directors (10.2)[q]

10.19	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Markel Corporation Omnibus Incentive Plan (10.1)[r]

10.20	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Markel Corporation 2012 Equity Incentive Compensation Plan (10.1)[s]

10.21	Form of 2009 Restricted Stock Unit Award Agreement for Executive Officers (10.2)[t]

10.22	Form of Restricted Stock Unit Award Agreement for Executive Officers (revised 2010) (10.2)[u]

10.23	Form of Amended and Restated May 2010 Restricted Stock Unit Award Agreement for Executive Officers (10.1)[v]

10.24	May 2010 Restricted Stock Units Deferral Election Form (10.2)[v]

10.25	Description of Permitted Acceleration of Vesting Date of Restricted Stock Units by Up to Thirty Days (10.2)[w]

10.26	Form of May 2011 Restricted Stock Unit Award Agreement for Anne Waleski (10.1)[b]

10.27	Description of Non-Employee Director Compensation[x]

10.28	Aspen Holdings, Inc. Amended and Restated 2008 Stock Option Plan (99.1)[y]

10.29	Form of Time Based Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (10.22)[z]

10.30	Form of Performance Based Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (10.23)[z]

10.31	Restricted Stock Units Deferral Election Form for the 2012 Equity Incentive Compensation Plan (10.24)[z]

10.32	Alterra Capital Holdings Limited 2008 Stock Incentive Plan (99.1)aa

10.33	Alterra Capital Holdings Limited 2006 Equity Incentive Plan (99.2)aa

10.34	Alterra Capital Holdings Limited 2000 Stock Incentive Plan (99.3)aa

21	Certain Subsidiaries of Markel Corporation**

23	Consent of KPMG LLP**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

**    Filed with this report

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on December 19, 2012.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 13, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on November 18, 2011.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 5, 2001.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on August 11, 2004.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on September 21, 2009.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 31, 2011.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2013.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2014.

l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2014.

m.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant's Proxy Statement and Definitive 14A filed March 16, 2012.

n.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-K for the year ended December 31, 2008.

o.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 27, 2005.

p.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant's Proxy Statement and Definitive 14A filed April 2, 2003.

q.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2012.

r.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 3, 2008.

s.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 17, 2013.

t.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2009.

u.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2010.

v.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2010.

w.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2008.

x.	Incorporated by reference from Item 5.02 filed with the Commission in the Registrant's report on Form 8-K filed on May 17, 2013.

y.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's Registration Statement on Form S-8 (Reg. No. 333-170047).

z.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-K for the year ended December 31, 2012.

aa.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's Registration Statement on Form S-8 (Reg. No. 333-188294).

ab.	Incorporated by reference from Item 5.02 filed with the Commission in the Registrant's report on Form 8-K filed on May 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	/s/ Steven A. Markel
Steven A. Markel
Vice Chairman
February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan I. Kirshner	Chairman of the Board of Directors and	February 27, 2015
Alan I. Kirshner	Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony F. Markel	Director	February 27, 2015
Anthony F. Markel

/s/ Steven A. Markel	Director	February 27, 2015
Steven A. Markel

/s/ Anne G. Waleski	Executive Vice President and Chief Financial Officer	February 27, 2015
Anne G. Waleski	(Principal Financial Officer)

/s/ Nora N. Crouch	Controller and Chief Accounting Officer	February 27, 2015
Nora N. Crouch	(Principal Accounting Officer)

/s/ J. Alfred Broaddus, Jr.	Director	February 27, 2015
J. Alfred Broaddus, Jr.

/s/ K. Bruce Connell	Director	February 27, 2015
K. Bruce Connell

/s/ Douglas C. Eby	Director	February 27, 2015
Douglas C. Eby

/s/ Stewart M. Kasen	Director	February 27, 2015
Stewart M. Kasen

/s/ Lemuel E. Lewis	Director	February 27, 2015
Lemuel E. Lewis

/s/ Darrell D. Martin	Director	February 27, 2015
Darrell D. Martin

/s/ Michael O'Reilly	Director	February 27, 2015
Michael O'Reilly

	Director	February 27, 2015
Michael J. Schewel

/s/ Jay M. Weinberg	Director	February 27, 2015
Jay M. Weinberg

/s/ Debora J. Wilson	Director	February 27, 2015
Debora J. Wilson