Form 10-Q
period 2015-03-31
MARKEL CORP
filed 2015-05-06
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 29, 2015: 13,945,734

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,371,731 in 2015 and $9,929,137 in 2014)	$9,971,814	$10,422,882
Equity securities (cost of $2,096,586 in 2015 and $1,951,658 in 2014)	4,340,849	4,137,576
Short-term investments (estimated fair value approximates cost)	1,731,872	1,594,849
Total Investments	16,044,535	16,155,307
Cash and cash equivalents	1,958,087	1,960,169
Restricted cash and cash equivalents	550,610	522,225
Receivables	1,193,405	1,135,217
Reinsurance recoverable on unpaid losses	1,949,974	1,868,669
Reinsurance recoverable on paid losses	113,816	102,206
Deferred policy acquisition costs	369,632	353,410
Prepaid reinsurance premiums	365,496	365,458
Goodwill	1,039,911	1,049,115
Intangible assets	680,357	702,747
Other assets	987,566	985,834
Total Assets	$25,253,389	$25,200,357
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,280,037	$10,404,152
Life and annuity benefits	1,189,140	1,305,818
Unearned premiums	2,316,508	2,245,690
Payables to insurance and reinsurance companies	286,102	276,122
Senior long-term debt and other debt (estimated fair value of $2,525,000 in 2015 and $2,493,000 in 2014)	2,249,554	2,253,594
Other liabilities	999,542	1,051,931
Total Liabilities	17,320,883	17,537,307
Redeemable noncontrolling interests	55,108	61,048
Commitments and contingencies
Shareholders' equity:
Common stock	3,320,323	3,308,395
Retained earnings	2,753,963	2,581,866
Accumulated other comprehensive income	1,795,372	1,704,557
Total Shareholders' Equity	7,869,658	7,594,818
Noncontrolling interests	7,740	7,184
Total Equity	7,877,398	7,602,002
Total Liabilities and Equity	$25,253,389	$25,200,357
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$943,650	$949,375
Net investment income	92,875	86,715
Net realized investment gains:
Other-than-temporary impairment losses	(5,092)	—
Net realized investment gains, excluding other-than-temporary impairment losses	10,663	17,394
Net realized investment gains	5,571	17,394
Other revenues	260,058	186,171
Total Operating Revenues	1,302,154	1,239,655
OPERATING EXPENSES
Losses and loss adjustment expenses	446,995	542,303
Underwriting, acquisition and insurance expenses	340,685	355,505
Amortization of intangible assets	14,640	13,999
Other expenses	231,001	182,168
Total Operating Expenses	1,033,321	1,093,975
Operating Income	268,833	145,680
Interest expense	29,312	29,699
Income Before Income Taxes	239,521	115,981
Income tax expense	45,515	28,480
Net Income	194,006	87,501
Net income (loss) attributable to noncontrolling interests	3,014	(215)
Net Income to Shareholders	$190,992	$87,716

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$121,022	$147,296
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	167	(20)
Reclassification adjustments for net gains included in net income	(9,053)	(5,944)
Change in net unrealized gains on investments, net of taxes	112,136	141,332
Change in foreign currency translation adjustments, net of taxes	(21,814)	913
Change in net actuarial pension loss, net of taxes	463	319
Total Other Comprehensive Income	90,785	142,564
Comprehensive Income	284,791	230,065
Comprehensive income (loss) attributable to noncontrolling interests	2,984	(208)
Comprehensive Income to Shareholders	$281,807	$230,273

NET INCOME PER SHARE
Basic	$13.57	$6.28
Diluted	$13.49	$6.25

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2013	13,986	$3,288,863	$2,294,909	$1,089,805	$6,673,577	$4,433	$6,678,010	$72,183
Net income (loss)			87,716	—	87,716	(324)	87,392	109
Other comprehensive income			—	142,557	142,557	—	142,557	7
Comprehensive Income (Loss)					230,273	(324)	229,949	116
Issuance of common stock	22	4,363	—	—	4,363	—	4,363	—
Repurchase of common stock	(39)	—	(17,282)	—	(17,282)	—	(17,282)	—
Restricted stock units expensed	—	8,421	—	—	8,421	—	8,421	—
Adjustment of redeemable noncontrolling interests	—	—	117	—	117	—	117	(117)
Purchase of noncontrolling interest	—	647	—	—	647	—	647	(18,405)
Other	—	7	9	—	16	3,945	3,961	(862)
March 31, 2014	13,969	$3,302,301	$2,365,469	$1,232,362	$6,900,132	$8,054	$6,908,186	$52,915

December 31, 2014	13,962	$3,308,395	$2,581,866	$1,704,557	$7,594,818	$7,184	$7,602,002	$61,048
Net income			190,992	—	190,992	511	191,503	2,503
Other comprehensive income (loss)			—	90,815	90,815	—	90,815	(30)
Comprehensive Income					281,807	511	282,318	2,473
Issuance of common stock	5	429	—	—	429	—	429	—
Repurchase of common stock	(21)	—	(17,548)	—	(17,548)	—	(17,548)	—
Restricted stock units expensed	—	10,632	—	—	10,632	—	10,632	—
Adjustment of redeemable noncontrolling interests	—	—	(1,347)	—	(1,347)	—	(1,347)	1,347
Purchase of noncontrolling interest	—	(903)	—	—	(903)	—	(903)	(8,609)
Other	—	1,770	—	—	1,770	45	1,815	(1,151)
March 31, 2015	13,946	$3,320,323	$2,753,963	$1,795,372	$7,869,658	$7,740	$7,877,398	$55,108

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$194,006	$87,501
Adjustments to reconcile net income to net cash provided by operating activities	(171,174)	(65,084)
Net Cash Provided By Operating Activities	22,832	22,417
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	71,721	660,447
Proceeds from maturities, calls and prepayments of fixed maturities	388,522	440,891
Cost of fixed maturities and equity securities purchased	(232,551)	(1,114,736)
Net change in short-term investments	(146,545)	130,557
Proceeds from sales of equity method investments	15,003	82,518
Cost of equity method investments	(600)	(8,050)
Change in restricted cash and cash equivalents	(40,841)	152,897
Additions to property and equipment	(23,606)	(10,725)
Acquisitions, net of cash acquired	—	(153,735)
Other	(441)	384
Net Cash Provided By Investing Activities	30,662	180,448
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	27,711	10,120
Repayment of senior long-term debt and other debt	(29,160)	(8,608)
Repurchases of common stock	(17,548)	(17,282)
Issuance of common stock	429	4,363
Purchase of noncontrolling interests	(10,314)	(17,758)
Distributions to noncontrolling interests	(1,159)	(1,168)
Other	(3,407)	(609)
Net Cash Used By Financing Activities	(33,448)	(30,942)
Effect of foreign currency rate changes on cash and cash equivalents	(22,128)	971
Increase (decrease) in cash and cash equivalents	(2,082)	172,894
Cash and cash equivalents at beginning of period	1,960,169	1,978,526
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,958,087	$2,151,420

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

The consolidated balance sheet as of March 31, 2015 and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2014 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. Readers are urged to review the Company's 2014 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2017 and may be applied retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Early application is not permitted. On April 29, 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. Early application would be permitted for all entities, but not before the original effective date for public business entities. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements. Adoption of this ASU is not expected to have a significant impact on the Company's insurance operations, but will impact the Company's non-insurance operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. ASU No. 2015-02 becomes effective for the Company during the first quarter of 2016 and may be applied retrospectively or under a modified retrospective method where the cumulative-effect adjustment to retained earnings is recognized as of the beginning of the fiscal year of adoption. Reporting enterprises may also restate previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is allowed. The Company is currently evaluating ASU No. 2015-02 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

3. Investments

a)The following tables summarize the Company's available-for-sale investments.

	March 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$612,368	$17,212	$(764)	$—	$628,816
Obligations of states, municipalities and political subdivisions	3,956,064	251,023	(2,661)	—	4,204,426
Foreign governments	1,336,176	213,901	(191)	—	1,549,886
Commercial mortgage-backed securities	408,016	8,861	(1,255)	—	415,622
Residential mortgage-backed securities	920,185	44,219	(1,774)	(2,258)	960,372
Asset-backed securities	77,341	73	(295)	—	77,119
Corporate bonds	2,061,581	78,801	(3,198)	(1,611)	2,135,573
Total fixed maturities	9,371,731	614,090	(10,138)	(3,869)	9,971,814
Equity securities:
Insurance, banks and other financial institutions	588,140	798,628	(1,740)	—	1,385,028
Industrial, consumer and all other	1,508,446	1,458,816	(11,441)	—	2,955,821
Total equity securities	2,096,586	2,257,444	(13,181)	—	4,340,849
Short-term investments	1,731,862	13	(3)	—	1,731,872
Investments, available-for-sale	$13,200,179	$2,871,547	$(23,322)	$(3,869)	$16,044,535

	December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$662,462	$12,963	$(2,163)	$—	$673,262
Obligations of states, municipalities and political subdivisions	4,075,748	245,158	(3,359)	—	4,317,547
Foreign governments	1,458,255	154,707	(1,041)	—	1,611,921
Commercial mortgage-backed securities	427,904	5,325	(2,602)	—	430,627
Residential mortgage-backed securities	954,263	34,324	(3,482)	(2,258)	982,847
Asset-backed securities	100,073	99	(682)	—	99,490
Corporate bonds	2,250,432	69,016	(10,441)	(1,819)	2,307,188
Total fixed maturities	9,929,137	521,592	(23,770)	(4,077)	10,422,882
Equity securities:
Insurance, banks and other financial institutions	523,739	789,717	(1,531)	—	1,311,925
Industrial, consumer and all other	1,427,919	1,403,566	(5,834)	—	2,825,651
Total equity securities	1,951,658	2,193,283	(7,365)	—	4,137,576
Short-term investments	1,594,819	36	(6)	—	1,594,849
Investments, available-for-sale	$13,475,614	$2,714,911	$(31,141)	$(4,077)	$16,155,307

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2015
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$5,716	$(3)	$125,651	$(761)	$131,367	$(764)
Obligations of states, municipalities and political subdivisions	95,257	(547)	61,394	(2,114)	156,651	(2,661)
Foreign governments	16,965	(68)	44,204	(123)	61,169	(191)
Commercial mortgage-backed securities	51,673	(157)	107,698	(1,098)	159,371	(1,255)
Residential mortgage-backed securities	3,726	(2,277)	167,295	(1,755)	171,021	(4,032)
Asset-backed securities	10,147	(17)	45,378	(278)	55,525	(295)
Corporate bonds	74,273	(1,742)	373,451	(3,067)	447,724	(4,809)
Total fixed maturities	257,757	(4,811)	925,071	(9,196)	1,182,828	(14,007)
Equity securities:
Insurance, banks and other financial institutions	16,810	(1,740)	—	—	16,810	(1,740)
Industrial, consumer and all other	158,284	(11,441)	—	—	158,284	(11,441)
Total equity securities	175,094	(13,181)	—	—	175,094	(13,181)
Short-term investments	440,985	(3)	—	—	440,985	(3)
Total	$873,836	$(17,995)	$925,071	$(9,196)	$1,798,907	$(27,191)

At March 31, 2015, the Company held 424 securities with a total estimated fair value of $1.8 billion and gross unrealized losses of $27.2 million. Of these 424 securities, 281 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $925.1 million and gross unrealized losses of $9.2 million. All 281 securities were fixed maturities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

At December 31, 2014, the Company held 552 securities with a total estimated fair value of $2.0 billion and gross unrealized losses of $35.2 million. Of these 552 securities, 396 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $1.3 billion and gross unrealized losses of $22.1 million. All 396 securities were fixed maturities.

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

c)The amortized cost and estimated fair value of fixed maturities at March 31, 2015 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$617,588	$620,740
Due after one year through five years	1,904,996	1,962,240
Due after five years through ten years	1,925,821	2,054,347
Due after ten years	3,517,784	3,881,374
	7,966,189	8,518,701
Commercial mortgage-backed securities	408,016	415,622
Residential mortgage-backed securities	920,185	960,372
Asset-backed securities	77,341	77,119
Total fixed maturities	$9,371,731	$9,971,814

d)The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Interest:
Municipal bonds (tax-exempt)	$25,852	$23,104
Municipal bonds (taxable)	14,100	8,996
Other taxable bonds	35,138	35,744
Short-term investments, including overnight deposits	1,251	1,474
Dividends on equity securities	19,024	16,856
Income from equity method investments	1,344	3,583
Other	61	1,179
	96,770	90,936
Investment expenses	(3,895)	(4,221)
Net investment income	$92,875	$86,715

e)Cumulative credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income were $10.7 million at March 31, 2015 and $12.7 million at December 31, 2014.

f)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Realized gains:
Sales of fixed maturities	$1,586	$4,583
Sales of equity securities	15,957	12,145
Other	1,307	9,955
Total realized gains	18,850	26,683
Realized losses:
Sales of fixed maturities	(142)	(8,484)
Sales of equity securities	(160)	(146)
Other-than-temporary impairments	(5,092)	—
Other	(7,885)	(659)
Total realized losses	(13,279)	(9,289)
Net realized investment gains	$5,571	$17,394
Change in net unrealized gains on investments:
Fixed maturities	$106,338	$148,811
Equity securities	58,345	66,453
Short-term investments	(20)	1
Net increase	$164,663	$215,265

Other-than-temporary impairment losses recognized in net income and included in net realized investment gains included losses attributable to equity securities totaling $5.1 million for the three months ended March 31, 2015. There were no writedowns for other-than-temporary declines in the estimated fair value of investments for the three months ended March 31, 2014.

4. Fair Value Measurements

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

	March 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$628,816	$—	$628,816
Obligations of states, municipalities and political subdivisions	—	4,204,426	—	4,204,426
Foreign governments	—	1,549,886	—	1,549,886
Commercial mortgage-backed securities	—	415,622	—	415,622
Residential mortgage-backed securities	—	960,372	—	960,372
Asset-backed securities	—	77,119	—	77,119
Corporate bonds	—	2,135,573	—	2,135,573
Total fixed maturities	—	9,971,814	—	9,971,814
Equity securities:
Insurance, banks and other financial institutions	1,385,028	—	—	1,385,028
Industrial, consumer and all other	2,955,821	—	—	2,955,821
Total equity securities	4,340,849	—	—	4,340,849
Short-term investments	1,618,657	113,215	—	1,731,872
Total investments available-for-sale	$5,959,506	$10,085,029	$—	$16,044,535

	December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$673,262	$—	$673,262
Obligations of states, municipalities and political subdivisions	—	4,317,547	—	4,317,547
Foreign governments	—	1,611,921	—	1,611,921
Commercial mortgage-backed securities	—	430,627	—	430,627
Residential mortgage-backed securities	—	982,847	—	982,847
Asset-backed securities	—	99,490	—	99,490
Corporate bonds	—	2,307,188	—	2,307,188
Total fixed maturities	—	10,422,882	—	10,422,882
Equity securities:
Insurance, banks and other financial institutions	1,311,925	—	—	1,311,925
Industrial, consumer and all other	2,825,651	—	—	2,825,651
Total equity securities	4,137,576	—	—	4,137,576
Short-term investments	1,469,975	124,874	—	1,594,849
Total investments available-for-sale	$5,607,551	$10,547,756	$—	$16,155,307

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2015 and 2014.

5. Segment Reporting Disclosures

The Company monitors and reports its ongoing underwriting operations in the following three segments: U.S. Insurance, International Insurance and Reinsurance. In determining how to aggregate and monitor its underwriting results, the Company considers many factors, including the geographic location and regulatory environment of the insurance entity underwriting the risk, the nature of the insurance product sold, the type of account written and the type of customer served. The U.S. Insurance segment includes all direct business and facultative placements written by the Company's insurance subsidiaries domiciled in the United States. The International Insurance segment includes all direct business and facultative placements written by the Company's insurance subsidiaries domiciled outside of the United States, including the Company's syndicate at Lloyd's of London. The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions, including the results attributable to the run-off of life and annuity reinsurance business, are reported in the Other Insurance (Discontinued Lines) segment. All investing activities related to the Company's insurance operations are included in the Investing segment.

The Company's non-insurance operations include the Company's Markel Ventures operations, which primarily consist of controlling interests in various industrial and service businesses. The Company's non-insurance operations also include the results of the Company's legal and professional consulting services. For purposes of segment reporting, the Company's non-insurance operations are not considered to be a reportable segment.

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

	Three Months Ended March 31, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$585,365	$289,227	$377,837	$44		$—	$1,252,473
Net written premiums	496,169	222,708	316,212	341		—	1,035,430

Earned premiums	514,554	205,961	222,754	381		—	943,650
Losses and loss adjustment expenses:
Current accident year	(316,757)	(148,844)	(148,740)	—		—	(614,341)
Prior accident years	67,581	76,650	26,387	(3,272)		—	167,346
Underwriting, acquisition and insurance expenses	(185,260)	(78,794)	(76,553)	(78)		—	(340,685)
Underwriting profit (loss)	80,118	54,973	23,848	(2,969)		—	155,970
Net investment income	—	—	—	—		92,875	92,875
Net realized investment gains	—	—	—	—		5,571	5,571
Other revenues (insurance)	1,402	5,387	423	(23)		—	7,189
Other expenses (insurance)	(905)	(1,404)	—	(7,349)		—	(9,658)
Segment profit (loss)	$80,615	$58,956	$24,271	$(10,341)		$98,446	$251,947
Other revenues (non-insurance)							252,869
Other expenses (non-insurance)							(221,343)
Amortization of intangible assets							(14,640)
Interest expense							(29,312)
Income before income taxes							$239,521
U.S. GAAP combined ratio (1)	84%	73%	89%	NM	(2)		83%

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

(2)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2015	December 31, 2014
Segment assets:
Investing	$18,450,247	$18,531,150
Underwriting	5,584,980	5,422,445
Total segment assets	24,035,227	23,953,595
Non-insurance operations	1,218,162	1,246,762
Total assets	$25,253,389	$25,200,357

6. Other Revenues and Other Expenses

The following table summarizes the components of other revenues and other expenses.

	Three Months Ended March 31,
	2015		2014
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$5,870	$2,309	$9,178	$4,881
Life and annuity	(23)	7,349	43	8,615
Other	1,342	—	2,416	361
	7,189	9,658	11,637	13,857
Non-Insurance:
Markel Ventures: Manufacturing	177,762	151,800	100,611	95,889
Markel Ventures: Non-Manufacturing	67,681	63,830	70,595	65,511
Other	7,426	5,713	3,328	6,911
	252,869	221,343	174,534	168,311
Total	$260,058	$231,001	$186,171	$182,168

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

7. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2015		2014
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$801,580	$844,570	$795,311	$828,292
Assumed	450,893	312,835	564,446	347,699
Ceded	(217,043)	(213,755)	(220,446)	(226,616)
Net premiums	$1,035,430	$943,650	$1,139,311	$949,375

The percentage of ceded earned premiums to gross earned premiums was 18% and 19%, respectively, for the three months ended March 31, 2015 and 2014. The percentage of assumed earned premiums to net earned premiums was 33% and 37%, respectively, for the three months ended March 31, 2015 and 2014.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $88.8 million and $97.6 million, respectively, for the three months ended March 31, 2015 and 2014.

On March 9, 2015, the Company completed a retrospective reinsurance transaction to cede a portfolio of policies comprised of liabilities arising from asbestos and environmental exposures that originated before 1992 in exchange for payments totaling $89.0 million, which included cash paid at closing of $69.9 million. At the time of the transaction, reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $94.1 million, resulting in a deferred gain of $5.1 million which will be recognized in earnings in future periods in proportion to actual reinsurance recoveries received pursuant to the transaction. The ceded reserves represented approximately 35% of our net asbestos and environmental reserves for losses and loss adjustment expenses as of December 31, 2014.

8. Income Taxes

The estimated annual effective tax rate was 19% and 25% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the estimated annual effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income and foreign tax credits for foreign taxes paid. In previous periods, foreign taxes paid were not available for use as tax credits against the Company's U.S. provision for income taxes. Based on the Company's estimated earnings from foreign operations in 2015, the Company expects that significant foreign taxes paid, both in the current period and prior periods, will be available for use as credits against its U.S. provision for income taxes in 2015. For the three months ended March 31, 2014, the estimated annual effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate in 2015 compared to 2014 was primarily due to the impact of the foreign tax credits described above.

9. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Net income to shareholders	$190,992	$87,716
Adjustment of redeemable noncontrolling interests	(1,347)	117
Adjusted net income to shareholders	$189,645	$87,833

Basic common shares outstanding	13,972	13,995
Dilutive potential common shares from conversion of options	10	11
Dilutive potential common shares from conversion of restricted stock	81	52
Diluted shares outstanding	14,063	14,058
Basic net income per share	$13.57	$6.28
Diluted net income per share	$13.49	$6.25

10. Other Comprehensive Income

Other comprehensive income includes net holding gains arising during the period, changes in unrealized other-than-temporary impairment losses on fixed maturities arising during the period and reclassification adjustments for net gains included in net income. Other comprehensive income also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss.

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the three months ended March 31, 2015 and 2014.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2013	$1,131,507	$(11,246)	$(30,456)	$1,089,805
Other comprehensive income before reclassifications	147,276	906	—	148,182
Amounts reclassified from accumulated other comprehensive income	(5,944)	—	319	(5,625)
Total other comprehensive income	141,332	906	319	142,557
March 31, 2014	$1,272,839	$(10,340)	$(30,137)	$1,232,362

December 31, 2014	$1,793,254	$(43,491)	$(45,206)	$1,704,557
Other comprehensive income (loss) before reclassifications	121,189	(21,784)	—	99,405
Amounts reclassified from accumulated other comprehensive income	(9,053)	—	463	(8,590)
Total other comprehensive income (loss)	112,136	(21,784)	463	90,815
March 31, 2015	$1,905,390	$(65,275)	$(44,743)	$1,795,372

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Change in net unrealized gains on investments:
Net holding gains arising during the period	$55,582	$75,523
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	41	564
Reclassification adjustments for net gains included in net income	(3,096)	(2,154)
Change in net unrealized gains on investments	52,527	73,933
Change in foreign currency translation adjustments	(1,039)	342
Change in net actuarial pension loss	116	80
Total	$51,604	$74,355

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(5,092)	$—
Net realized investment gains, excluding other-than-temporary impairment losses	17,241	8,098
Total before taxes	12,149	8,098
Income taxes	(3,096)	(2,154)
Reclassification of unrealized holding gains, net of taxes	$9,053	$5,944

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(579)	$(399)
Income taxes	116	80
Reclassification of net actuarial pension loss, net of taxes	$(463)	$(319)

11. Contingencies

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

Readers are urged to review our 2014 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

Our U.S. Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. The following products are included in this segment: catastrophe-exposed property, professional liability, products liability, general liability, commercial umbrella, marine, workers' compensation, classic automobiles, specialty program insurance for well-defined niche markets, personal property and liability coverages and other coverages tailored for unique exposures. Business in this segment is written through our Wholesale, Specialty and Global Insurance divisions. The Wholesale division writes commercial risks, primarily on an excess and surplus lines basis, using a network of wholesale brokers managed on a regional basis. The Specialty division writes program insurance and other specialty coverages for well-defined niche markets, primarily on an admitted basis. The Global Insurance division writes risks outside of the standard market on both an admitted and non-admitted basis. Global Insurance division business written by our U.S. insurance subsidiaries is included in this segment.

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

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Principal lines of business include: property (including catastrophe-exposed property), general casualty, credit, surety, workers' compensation, professional liability, and marine and energy. Our reinsurance product offerings are underwritten by our Global Reinsurance division and our Markel International division.

For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued prior to, or in conjunction with, acquisitions. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits. The Other Insurance (Discontinued Lines) segment also includes development on asbestos and environmental (A&E) loss reserves and the results attributable to the run-off of our life and annuity reinsurance business.

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

In July 2014, we acquired 100% of the outstanding shares of Cottrell, Inc. (Cottrell), a privately held company headquartered in Gainesville, Georgia. Cottrell is a leading manufacturer of over-the-road car hauler equipment and related car hauler parts. Results attributable to Cottrell are included with the Company's non-insurance operations, which are not included in a reportable segment.

Key Performance Indicators

We measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results. We measure underwriting results by our underwriting profit or loss and combined ratio. We measure operating results from our Markel Ventures operations by earnings before interest, income taxes, depreciation and amortization (EBITDA), which is a non-GAAP financial measure, in conjunction with U.S. GAAP measures, including revenues and net income. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. We measure investing results by our taxable equivalent total investment return. Our quarterly performance measures are discussed below in greater detail under "Results of Operations."

Results of Operations

The following table presents the components of net income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Underwriting profit	$155,970	$51,567
Net investment income	92,875	86,715
Net realized investment gains	5,571	17,394
Other revenues	260,058	186,171
Amortization of intangible assets	(14,640)	(13,999)
Other expenses	(231,001)	(182,168)
Interest expense	(29,312)	(29,699)
Income tax expense	(45,515)	(28,480)
Net (income) loss attributable to noncontrolling interests	(3,014)	215
Net income to shareholders	$190,992	$87,716

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

Consolidated
The following table presents selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2015		2014
Gross premium volume	$1,252,473		$1,359,757
Net written premiums	1,035,430		1,139,311
Net retention	83%		84%
Earned premiums	943,650		949,375
Losses and loss adjustment expenses	446,995		542,303
Underwriting, acquisition and insurance expenses	340,685		355,505
Underwriting profit	155,970		51,567

U.S. GAAP Combined Ratios (1)
U.S. Insurance	84%		96%
International Insurance	73%		91%
Reinsurance	89%		94%
Other Insurance (Discontinued Lines)	NM	(2)	NM	(2)
Markel Corporation (Consolidated)	83%		95%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The U.S. GAAP combined ratio is the sum of the loss ratio and the expense ratio.The loss ratio represents the relationship of incurred losses and loss adjustment expenses to earned premiums. The expense ratio represents the relationship of underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

Our combined ratio was 83% for the quarter ended March 31, 2015 compared to 95% for the same period of 2014. For the quarter ended March 31, 2015, the decrease in the consolidated combined ratio was driven by more favorable development on prior years' loss reserves in 2015 compared to 2014. The increase in prior year redundancies in 2015 was due in part to a decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses as a result of ceding a significant portion of our A&E exposures to a third party during the first quarter of 2015. As a result of this decrease in estimated volatility, our level of confidence in our net reserves for unpaid losses and loss adjustment expenses increased. Therefore, management reduced prior years' loss reserves by $36.0 million, or approximately four points on the consolidated combined ratio, in order to maintain a consolidated confidence level in a range consistent with our historic levels. This reduction in prior years' loss reserves occurred in our U.S. Insurance and International Insurance segments.

Also contributing to the decrease in the consolidated combined ratio was a lower current accident year loss ratio and a lower expense ratio in 2015. The decrease in the current accident year loss ratio was due to lower attritional losses in our U.S. Insurance and Reinsurance segments in 2015 compared to 2014. The decrease in the expense ratio for the quarter ended March 31, 2015 is primarily due to lower general expenses in 2015 compared to 2014.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 84% for the quarter ended March 31, 2015 compared to 96% for the same period of 2014. For the quarter ended March 31, 2015, the decrease in the combined ratio was due to a lower current accident year loss ratio, more favorable development of prior accident years' loss reserves and a lower expense ratio. The decrease in the current accident year loss ratio for the quarter ended March 31, 2015 was primarily due to lower attritional losses compared to 2014, primarily in our brokerage and binding property lines, as well as on our program business. The decrease in the expense ratio was due in part to lower general expenses in the first quarter of 2015 compared to 2014.

The U.S. Insurance segment's combined ratio for the quarter ended March 31, 2015 included $67.6 million of favorable development on prior years' loss reserves compared to $43.6 million for the same period in 2014. The increase in loss reserve redundancies in 2015 was driven by an increase in the confidence level of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, which resulted in a $36.0 million reduction to consolidated prior years' loss reserves, of which $19.0 million was in the U.S. Insurance segment (approximately four points on the segment combined ratio). Other favorable development on prior years' loss reserves experienced within the U.S. Insurance segment during 2015 was most significant on our casualty lines, across several accident years, our professional liability product lines, primarily on the 2013 accident year, and on our workers compensation product lines, primarily on the 2013 and 2014 accident years. In 2014, the redundancies on prior years' loss reserves were most significant on our casualty product lines across several accident years.

International Insurance Segment

The combined ratio for the International Insurance segment was 73% for the quarter ended March 31, 2015 compared to 91% for the same period of 2014. For the quarter ended March 31, 2015, the decrease in the combined ratio was driven by more favorable development on prior years' loss reserves. The combined ratio for the first quarter of 2015 also included a lower current accident year loss ratio, which was offset by a higher expense ratio, compared to the same period of 2014. The decrease in the current accident year loss ratio for the International Insurance segment in the first quarter of 2015 was due to lower attritional loss ratios in our Markel International division, primarily in our marine and energy and professional liability product lines, due to benign claims development. This improvement was partially offset by higher attritional loss ratios on our property product lines. The increase in the expense ratio for the International Insurance segment is due to higher general expenses, which were partially offset by a favorable impact from higher ceding commissions on our outwards reinsurance treaty renewals.

The International Insurance segment's combined ratio for the quarter ended March 31, 2015 included $76.7 million of favorable development on prior years' loss reserves compared to $42.3 million in 2014. The increase in loss reserve redundancies in 2015 was driven by an increase in the confidence level of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, which resulted in a $36.0 million reduction to consolidated prior years' loss reserves, of which $17.0 million was in the International Insurance segment (approximately eight points on the segment combined ratio). We also experienced favorable prior year development in the Global Insurance division in 2015, compared to adverse development in 2014, driven by reductions in case reserves for losses and loss adjustment expenses on a small number of large general liability and professional liability claims. For the quarter ended March 31, 2015, the favorable development on prior years' loss reserves was most significant on our marine and energy and general liability product lines, on the 2012 to 2014 accident years. The favorable development on prior years' loss reserves in 2014 was primarily on our marine and energy, professional liability and general liability product lines within the Markel International division, on the 2006 to 2011 accident years.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 89% for the quarter ended March 31, 2015 compared to 94% for the same period of 2014. For the quarter ended March 31, 2015 the decrease in the combined ratio was driven by a lower current accident year loss ratio compared to the same period of 2014. The decrease in the current accident year loss ratio for the Reinsurance segment was primarily due to lower property losses in the first quarter of 2015 compared to the first quarter of 2014. The Reinsurance segment's combined ratio for the quarter ended March 31, 2015 included $26.4 million of favorable development on prior years' loss reserves compared to $28.2 million of favorable development in the first quarter of 2014. The favorable development on prior years' loss reserves in 2015 was most significant on our casualty and short-tail property lines of business, on the 2013 accident year. For financial reporting purposes, development on pre-acquisition accident years' loss reserves attributable to business previously written by Alterra Capital Holdings Limited (Alterra) is included in the 2013 accident year. The favorable development on prior years' loss reserves in 2014 was across many lines of business, with the largest contribution from our short-tail property lines.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $3.0 million for the three months ended March 31, 2015, compared to an underwriting loss of $6.5 million for the same period of 2014. The underwriting loss in both periods was primarily due to unfavorable development related to discontinued lines of business previously written by Alterra.

Premiums and Net Retentions

We monitor the effect of movements in foreign currency exchange rates on gross premium volume and earned premiums. To the extent there are significant variations in foreign currency exchange rates between the U.S. dollar and the foreign currencies in which our insurance business is transacted, management uses the change in gross premium volume and earned premiums at a constant rate of exchange to evaluate trends in premium volume. The impact of foreign currency translation is excluded, when significant, as the effect of fluctuations in exchange rates could distort the analysis of trends. When excluding the effect of foreign currency translation on changes in premium, management uses the current period average exchange rates to translate both the current period and the prior period foreign currency denominated gross premiums written and earned premiums.

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
U.S. Insurance	$585,365	$575,233
International Insurance	289,227	294,236
Reinsurance	377,837	489,961
Other Insurance (Discontinued Lines)	44	327
Total	$1,252,473	$1,359,757

Gross premium volume for the three months ended March 31, 2015 decreased 8% compared to the same period of 2014. At a constant rate of exchange, gross premium volume would have decreased 5% compared to 2014. This decrease was primarily attributable to lower gross premium volume in the Reinsurance segment, due in part to changes in our auto reinsurance book. During 2014, we ceased writing auto reinsurance in the United Kingdom. Additionally, we decreased our quota share percentage on our non-standard auto reinsurance business. Gross premium volume in our International Insurance segment decreased 2% in the first quarter of 2015 compared to the first quarter of 2014. At a constant rate of exchange, gross premium volume in the International Insurance segment would have increased 4% compared to 2014, driven by higher gross premium volume in our professional liability product lines, partially offset by lower gross written premiums in our marine and energy product lines.

We have continued to see modest price increases across many of our product lines during 2015. However, beginning in 2014 and continuing into 2015, we have experienced softening prices across most of our property product lines, as well as on our marine and energy lines. Our large account business is also subject to more pricing pressure. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
U.S. Insurance	$496,169	$474,054
International Insurance	222,708	229,120
Reinsurance	316,212	435,997
Other Insurance (Discontinued Lines)	341	140
Total	$1,035,430	$1,139,311

Net retention of gross premium volume for the three months ended March 31, 2015 was 83% compared to 84% for the same period of 2014. The decrease in net retention was driven by lower retentions on our property product lines within the Reinsurance segment, which comprised a larger portion of gross premiums written in 2015 compared to 2014. We purchase reinsurance and retrocessional reinsurance in order to manage our net retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
U.S. Insurance	$514,554	$483,735
International Insurance	205,961	222,147
Reinsurance	222,754	243,315
Other Insurance (Discontinued Lines)	381	178
Total	$943,650	$949,375

Earned premiums for the three months ended March 31, 2015 decreased 1% compared to the same period of 2014. The decrease in earned premiums for the first quarter of 2015 was driven by the the effects of foreign currency exchange rate movements in our International Insurance and Reinsurance segments, which more than offset higher earned premiums in the U.S. Insurance segment. Lower earned premiums in the Reinsurance segment were also due to lower gross premium volume. The increase in earned premiums in our U.S. Insurance Segment was primarily due to organic growth across several product lines, primarily in the Wholesale and Specialty divisions. At a constant rate of exchange, earned premiums would have increased 1% compared to 2014.

Investing Results

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

The following table summarizes our investment performance.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Net investment income	$92,875	$86,715
Net realized investment gains	$5,571	$17,394
Change in net unrealized gains on investments	$164,663	$215,265
Investment yield (1)	0.6%	0.6%
Taxable equivalent total investment return, before foreign currency effect	1.7%	1.9%
Taxable equivalent total investment return	0.5%	2.0%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The following table reconciles investment yield to taxable equivalent total investment return.

	Three Months Ended March 31,
	2015	2014
Investment yield (1)	0.6%	0.6%
Adjustment of investment yield from book value to market value	(0.1)%	(0.1)%
Net amortization of net premium on fixed maturity securities	0.1%	0.2%
Net realized investment gains and change in net unrealized gains on investments	0.9%	1.4%
Taxable equivalent effect for interest and dividends (2)	0.1%	0.1%
Other (3)	(1.1)%	(0.2)%
Taxable equivalent total investment return	0.5%	2.0%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

The increase in net investment income for the quarter ended March 31, 2015 was driven by higher bond income on our fixed maturity portfolio compared to the same period of 2014. During 2014, we replaced lower yielding fixed maturity corporate and mortgage-backed securities with higher yielding fixed maturity tax-exempt municipal securities as part of our effort to reposition the investment portfolio acquired through the Alterra acquisition. Higher net investment income was also attributable to increased dividend income on our equity portfolio due to higher equity security holdings in 2015 compared to 2014. See note 3(d) of the notes to consolidated financial statements for details regarding the components of net investment income. Net realized investment gains for the quarter ended March 31, 2015 included $5.1 million of write downs for other-than-temporary declines in the estimated fair value of investments. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended March 31, 2014.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2015, we held securities with gross unrealized losses of $27.2 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2015. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Other Revenues and Other Expenses

Markel Ventures Operations

Operating revenues and expenses associated with our Markel Ventures operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. We consolidate our Markel Ventures operations on a one-month lag. The following table summarizes the operating revenues, net income to shareholders and EBITDA from our Markel Ventures operations.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Operating revenues	$245,443	$171,206
Net income to shareholders	$10,510	$1,067
EBITDA	$33,589	$14,111

Revenues from our Markel Ventures operations increased $74.2 million for the three months ended March 31, 2015 compared to the same period of 2014. For the three months ended March 31, 2015, the increase in revenues is primarily attributable to our acquisition of Cottrell in July 2014 and higher revenues within our other manufacturing operations, due in part to increased shipments in 2015 compared to 2014. Higher revenues in our manufacturing operations were partially offset by a decrease in revenues in our non-manufacturing operations, due to slower activity in our residential home sales during the first quarter of 2015 compared to 2014. Net income to shareholders and EBITDA from our Markel Ventures operations increased for the three months ended March 31, 2015 compared to the same period of 2014 primarily due to our acquisition of Cottrell and more favorable results within our manufacturing operations.

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

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Markel Ventures EBITDA - Manufacturing	$27,833	$7,408
Markel Ventures EBITDA - Non-Manufacturing	5,756	6,703
Markel Ventures EBITDA - Total	33,589	14,111
Interest expense (1)	(3,538)	(2,381)
Income tax expense	(6,170)	(486)
Depreciation expense	(7,027)	(5,229)
Amortization of intangible assets	(6,344)	(4,948)
Markel Ventures net income to shareholders	10,510	1,067
Net income from other Markel operations	180,482	86,649
Net income to shareholders	$190,992	$87,716

(1)	Interest expense for the three months ended March 31, 2015 and 2014 includes intercompany interest expense of $2.6 million and $1.6 million, respectively.

Life and Annuity Benefits

The Other Insurance (Discontinued Lines) segment for the three months ended March 31, 2015 included other expenses of $7.3 million compared to $8.6 million for the same period of 2014 related to the run-off of our life and annuity reinsurance business. The life and annuity benefit reserves were acquired as part of our acquisition of Alterra and are recorded on a discounted present value basis using assumptions that were determined as of May 1, 2013. The accretion of this discount is recognized in the statement of income and comprehensive income as other expenses. Invested assets and the related investment income that support the life and annuity reinsurance contracts are reported in the Investing segment. As a result, we expect the results reported in the Other Insurance (Discontinued Lines) segment attributable to our life and annuity business will continue to reflect losses in future periods due to the accretion of the discount on the life and annuity benefit reserves, which are forecasted to pay out over the next 40 to 50 years. Other revenues attributable to the life and annuity business included in the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

Interest Expense and Income Taxes

Interest expense was $29.3 million for the three months ended March 31, 2015, which is comparable to the three months ended March 31, 2014 with $29.7 million of interest expense.

The estimated annual effective tax rate was 19% and 25% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the estimated annual effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income and foreign tax credits for foreign taxes paid. In previous periods, foreign taxes paid were not available for use as tax credits against our U.S. provision for income taxes and may not be available in future periods. Based on our estimated earnings from our foreign operations in 2015, we expect that significant foreign taxes paid, both in the current period and prior periods, will be available for use as credits against our U.S. provision for income taxes in 2015. Our anticipated recognition of these tax credits in 2015 has a favorable impact on our 2015 estimated annual effective tax rate of approximately 8%. We caution readers that a similar benefit may not be recognizable in future years. For the three months ended March 31, 2014, the estimated annual effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate in 2015 compared to 2014 was primarily due to the impact of the foreign tax credits described above.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $281.8 million for the three months ended March 31, 2015 compared to $230.3 million for the same period of 2014. Comprehensive income to shareholders for the three months ended March 31, 2015 included net income to shareholders of $191.0 million, an increase in net unrealized gains on investments, net of taxes, of $112.1 million and a decrease in foreign currency translation adjustments, net of taxes, of $21.8 million. Comprehensive income to shareholders for the three months ended March 31, 2014 included net income to shareholders of $87.7 million and an increase in net unrealized gains on investments, net of taxes, of $141.3 million.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $18.6 billion at both March 31, 2015 and December 31, 2014. Net unrealized gains on investments, net of taxes, were $1.9 billion at March 31, 2015 compared to $1.8 billion at December 31, 2014. Equity securities were $4.3 billion, or 23% of invested assets, at March 31, 2015 compared to $4.1 billion, or 22% of invested assets, at December 31, 2014.

Net cash provided by operating activities was $22.8 million for the three months ended March 31, 2015 compared to $22.4 million for the same period of 2014. Net cash provided by operating activities for the three months ended March 31, 2015 included higher cash flows attributable to our Markel Ventures operations and investing activities and lower payments for income taxes and employee profit sharing compared to the same period of 2014. Net cash provided by operating activities for the three months ended March 31, 2015 was net of a $69.9 million cash payment made in connection with a retrospective reinsurance transaction completed during the quarter in which we ceded a portfolio of policies comprised of liabilities arising from A&E exposures that originated before 1992 to a third party. At the time of the transaction, reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $94.1 million. The net loss reserves underlying this transaction are expected to be formally transferred to the third party in 2015 by way of a Part VII transfer pursuant to the Financial Services and Markets Act 2000 of the United Kingdom. Due to the unique aspects of A&E exposures, the ultimate estimated value of loss reserves is subject to greater uncertainty than other types of claims. Although we believe our loss reserves for these A&E exposures were adequate, this transaction eliminates the uncertainty regarding the potential for adverse development of estimated ultimate liabilities on the underlying policies. While we recognize that the use of funds for this transaction results in lower investment income in the short term, eliminating these exposures provides us with additional flexibility to allocate capital from our insurance operations to our holding company, where we believe we may have opportunities to invest capital at a higher rate of return.

Net cash provided by investing activities was $30.7 million for the three months ended March 31, 2015 compared to $180.4 million for the same period of 2014. Due to the low interest rate environment, during 2015, we continued to purchase equity securities and limit our allocation of funds for purchases of fixed maturities. We also allocated more cash and cash equivalents to short-term investments to achieve higher returns while still maintaining adequate liquidity. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $33.4 million for the three months ended March 31, 2015 compared to $30.9 million for the same period of 2014. Cash of $17.5 million and $17.3 million was used to repurchase shares of our common stock during the first three months of 2015 and 2014, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 22% at March 31, 2015 and 23% at December 31, 2014. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving and senior credit facilities and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $1.4 billion and $1.5 billion of invested assets at March 31, 2015 and December 31, 2014, respectively.

Shareholders' equity was $7.9 billion at March 31, 2015 and $7.6 billion at December 31, 2014. Book value per share increased to $564.29 at March 31, 2015 from $543.96 at December 31, 2014 primarily due to $281.8 million of comprehensive income to shareholders for the three months ended March 31, 2015.

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

As of March 31, 2015, the carrying value of goodwill and intangible assets denominated in a foreign currency, which is not matched or hedged, was $244.3 million, compared to $262.9 million as of December 31, 2014. The decrease is primarily due to the impact of the strengthening of the U.S. dollar against the British pound sterling, the Canadian dollar and the euro during the first quarter of 2015. During the three months ended March 31, 2015, there were no other material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2015, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the three months ended March 31, 2015, there were no material changes in our foreign government fixed maturity holdings, other than a decrease attributable to changes in foreign currency exchange rates.

The estimated fair value of our investment portfolio at March 31, 2015 was $18.6 billion, 77% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 23% of which was invested in equity securities. At December 31, 2014, the estimated fair value of our investment portfolio was $18.6 billion, 78% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 22% of which was invested in equity securities.

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

During the first quarter of 2015, we completed the final transition of the acquired Alterra operations to our general ledger accounting system, which allows for additional financial reporting functionality and efficiency. We also transitioned our United States insurance operations to a new payroll processing system, which provides additional scalability of operations.

There were no other changes in our internal control over financial reporting during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Risk Factors" and "Safe Harbor and Cautionary Statement" in our 2014 Annual Report on Form 10-K or are included in the items listed below:

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

•
we have substantial investments in municipal bonds (approximately $4.2 billion at March 31, 2015) and, although less than 15% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended March 31, 2015.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2015 through January 31, 2015	—	—	—	$279,485
February 1, 2015 through February 28, 2015	100	$741.00	100	$279,411
March 1, 2015 through March 31, 2015	16,259	$743.73	16,259	$267,319
Total	16,359	$743.71	16,359	$267,319

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of May 2015.

Markel Corporation

By:	/s/ Alan I. Kirshner
Alan I. Kirshner
Chairman and Chief Executive Officer

By:	/s/ Anne G. Waleski
Anne G. Waleski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description

3(i)	Amended and Restated Articles of Incorporation (3.1)[a]

3(ii)	Bylaws, as amended (3.1)[b]

4.1	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)[c]

4.2
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[d]

4.3
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[e]

4.4
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[f]

4.5
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[g]

4.6
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[h]

4.7
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.3)[h]

4.8	Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (4.14)[i]

4.9
First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (4.15)[i]

4.10	Form of Second Supplemental Indenture dated as of June 30, 2014 among Alterra Finance LLC, Alterra Capital Holdings Limited and the Bank of New York Mellon, as Trustee (4.16)[j]

4.11	Form of Guaranty Agreement by Markel Corporation dated as of June 30, 2014 in connection with the Alterra Finance LLC 6.25% Senior Notes due 2020 (4.17)[j]

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

10.1	Description of Non-Employee Director Compensation for Michael J. Schewel effective February 24, 2015[k]

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 6, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Filed with this report.

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 13, 2011.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on November 18, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 5, 2001.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on August 11, 2004.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on September 21, 2009.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 31, 2011.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2013.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2014.

k.	Incorporated by reference from Item 5.02 in the Registrant's report on Form 8-K filed with the Commission on February 24, 2015.