Form 10-Q
period 2015-06-30
MARKEL CORP
filed 2015-08-05
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 29, 2015: 13,953,311

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,209,632 in 2015 and $9,929,137 in 2014)	$9,523,164	$10,422,882
Equity securities (cost of $2,195,690 in 2015 and $1,951,658 in 2014)	4,375,161	4,137,576
Short-term investments (estimated fair value approximates cost)	2,185,249	1,594,849
Total Investments	16,083,574	16,155,307
Cash and cash equivalents	1,852,944	1,960,169
Restricted cash and cash equivalents	522,171	522,225
Receivables	1,329,743	1,135,217
Reinsurance recoverable on unpaid losses	2,031,722	1,868,669
Reinsurance recoverable on paid losses	75,068	102,206
Deferred policy acquisition costs	380,808	353,410
Prepaid reinsurance premiums	375,965	365,458
Goodwill	1,044,232	1,049,115
Intangible assets	669,664	702,747
Other assets	1,000,249	985,834
Total Assets	$25,366,140	$25,200,357
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,478,575	$10,404,152
Life and annuity benefits	1,164,860	1,305,818
Unearned premiums	2,413,217	2,245,690
Payables to insurance and reinsurance companies	316,477	276,122
Senior long-term debt and other debt (estimated fair value of $2,427,000 in 2015 and $2,493,000 in 2014)	2,246,875	2,253,594
Other liabilities	944,368	1,051,931
Total Liabilities	17,564,372	17,537,307
Redeemable noncontrolling interests	51,892	61,048
Commitments and contingencies
Shareholders' equity:
Common stock	3,327,489	3,308,395
Retained earnings	2,843,303	2,581,866
Accumulated other comprehensive income	1,571,078	1,704,557
Total Shareholders' Equity	7,741,870	7,594,818
Noncontrolling interests	8,006	7,184
Total Equity	7,749,876	7,602,002
Total Liabilities and Equity	$25,366,140	$25,200,357
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$957,557	$965,599	$1,901,207	$1,914,974
Net investment income	90,586	92,169	183,461	178,884
Net realized investment gains:
Other-than-temporary impairment losses	—	(1,007)	(5,092)	(1,007)
Net realized investment gains, excluding other-than-temporary impairment losses	6,105	8,127	16,768	25,521
Net realized investment gains	6,105	7,120	11,676	24,514
Other revenues	250,357	194,083	510,415	380,254
Total Operating Revenues	1,304,605	1,258,971	2,606,759	2,498,626
OPERATING EXPENSES
Losses and loss adjustment expenses	536,194	610,406	983,189	1,152,709
Underwriting, acquisition and insurance expenses	379,652	365,987	720,337	721,492
Amortization of intangible assets	16,949	13,488	31,589	27,487
Other expenses	242,236	184,942	473,237	367,110
Total Operating Expenses	1,175,031	1,174,823	2,208,352	2,268,798
Operating Income	129,574	84,148	398,407	229,828
Interest expense	29,288	29,789	58,600	59,488
Income Before Income Taxes	100,286	54,359	339,807	170,340
Income tax expense	7,833	13,218	53,348	41,698
Net Income	92,453	41,141	286,459	128,642
Net income attributable to noncontrolling interests	1,084	1,073	4,098	858
Net Income to Shareholders	$91,369	$40,068	$282,361	$127,784

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$(230,142)	$208,332	$(109,120)	$355,628
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(48)	15	119	(5)
Reclassification adjustments for net gains included in net income	(4,984)	(4,818)	(14,037)	(10,762)
Change in net unrealized gains on investments, net of taxes	(235,174)	203,529	(123,038)	344,861
Change in foreign currency translation adjustments, net of taxes	10,385	6,671	(11,429)	7,584
Change in net actuarial pension loss, net of taxes	469	325	932	644
Total Other Comprehensive Income (Loss)	(224,320)	210,525	(133,535)	353,089
Comprehensive Income (Loss)	(131,867)	251,666	152,924	481,731
Comprehensive income attributable to noncontrolling interests	1,058	1,078	4,042	870
Comprehensive Income (Loss) to Shareholders	$(132,925)	$250,588	$148,882	$480,861

NET INCOME PER SHARE
Basic	$6.76	$2.67	$20.33	$8.95
Diluted	$6.72	$2.66	$20.21	$8.91

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2013	13,986	$3,288,863	$2,294,909	$1,089,805	$6,673,577	$4,433	$6,678,010	$72,183
Net income (loss)			127,784	—	127,784	(643)	127,141	1,501
Other comprehensive income			—	353,077	353,077	—	353,077	12
Comprehensive Income (Loss)					480,861	(643)	480,218	1,513
Issuance of common stock	15	4,722	—	—	4,722	—	4,722	—
Repurchase of common stock	(30)	—	(17,407)	—	(17,407)	—	(17,407)	—
Restricted stock units expensed	—	13,390	—	—	13,390	—	13,390	—
Adjustment of redeemable noncontrolling interests	—	—	(2,584)	—	(2,584)	—	(2,584)	2,584
Purchase of noncontrolling interest	—	(10,257)	—	—	(10,257)	905	(9,352)	(18,566)
Other	—	744	11	—	755	3,902	4,657	(2,230)
June 30, 2014	13,971	$3,297,462	$2,402,713	$1,442,882	$7,143,057	$8,597	$7,151,654	$55,484

December 31, 2014	13,962	$3,308,395	$2,581,866	$1,704,557	$7,594,818	$7,184	$7,602,002	$61,048
Net income			282,361	—	282,361	777	283,138	3,321
Other comprehensive loss			—	(133,479)	(133,479)	—	(133,479)	(56)
Comprehensive Income					148,882	777	149,659	3,265
Issuance of common stock	15	3,609	—	—	3,609	—	3,609	—
Repurchase of common stock	(27)	—	(22,670)	—	(22,670)	—	(22,670)	—
Restricted stock units expensed	—	14,968	—	—	14,968	—	14,968	—
Adjustment of redeemable noncontrolling interests	—	—	1,715	—	1,715	—	1,715	(1,715)
Purchase of noncontrolling interest	—	(1,447)	—	—	(1,447)	—	(1,447)	(8,224)
Other	—	1,964	31	—	1,995	45	2,040	(2,482)
June 30, 2015	13,950	$3,327,489	$2,843,303	$1,571,078	$7,741,870	$8,006	$7,749,876	$51,892

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$286,459	$128,642
Adjustments to reconcile net income to net cash provided by operating activities	(48,424)	108,423
Net Cash Provided By Operating Activities	238,035	237,065
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	99,908	1,041,575
Proceeds from maturities, calls and prepayments of fixed maturities	810,934	783,146
Cost of fixed maturities and equity securities purchased	(556,934)	(1,898,747)
Net change in short-term investments	(595,971)	(268,375)
Proceeds from sales of equity method investments	21,365	90,228
Cost of equity method investments	(19,424)	(9,083)
Change in restricted cash and cash equivalents	(9,748)	204,302
Additions to property and equipment	(38,942)	(17,954)
Acquisitions, net of cash acquired	—	(168,811)
Other	489	202
Net Cash Used By Investing Activities	(288,323)	(243,517)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	41,230	29,149
Repayment of senior long-term debt and other debt	(43,044)	(22,956)
Repurchases of common stock	(22,670)	(17,407)
Issuance of common stock	3,609	4,722
Purchase of noncontrolling interests	(12,474)	(25,918)
Distributions to noncontrolling interests	(2,490)	(2,532)
Other	(12,454)	(3,855)
Net Cash Used By Financing Activities	(48,293)	(38,797)
Effect of foreign currency rate changes on cash and cash equivalents	(8,644)	10,857
Decrease in cash and cash equivalents	(107,225)	(34,392)
Cash and cash equivalents at beginning of period	1,960,169	1,978,526
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,852,944	$1,944,134

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

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

The consolidated balance sheet as of June 30, 2015, the related consolidated statements of income and comprehensive income (loss) for the quarters and six months ended June 30, 2015 and 2014, and the consolidated statements of changes in equity and cash flows for the six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2014 was derived from Markel Corporation's audited annual consolidated financial statements.

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

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2017 and may be applied retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Early application is not permitted. In July 2015, the FASB approved a proposed one-year deferral of the effective date for ASU 2014-09. Under the final ASU, which has not yet been issued, early application would be permitted for all entities, but not before the original effective date for public business entities. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements. Adoption of this ASU is not expected to have a significant impact on the Company's insurance operations, but will impact the Company's non-insurance operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. ASU No. 2015-02 becomes effective for the Company during the first quarter of 2016 and may be applied retrospectively or under a modified retrospective method where the cumulative-effect adjustment to retained earnings is recognized as of the beginning of the fiscal year of adoption. Reporting enterprises may also restate previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is allowed. The Company is currently evaluating ASU No. 2015-02 but does not expect adoption of this ASU will have a material impact on the Company's financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset on the balance sheet. The amortization of debt issuance costs will continue to be included in interest expense. ASU No. 2015-03 becomes effective for the Company during the first quarter of 2016 and will be applied retrospectively to all prior periods presented. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies that software licenses contained in a cloud computing arrangement should be capitalized if the customer has the right to take possession of the software and the ability to run the software outside of the cloud computing arrangement. ASU No. 2015-05 becomes effective for the Company during the first quarter of 2016 and may be applied prospectively or retrospectively. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2015, the FASB issued ASU No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The ASU requires significant new disclosures for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The guidance requires annual tabular disclosure, on a disaggregated basis, of undiscounted incurred and paid claim and allocated claim adjustment expense development by accident year, on a net basis after reinsurance, for up to 10 years. Tables must also include the total incurred but not reported claims liabilities, plus expected development on reported claims, and claims frequency for each accident year. A description of estimation methodologies and any significant changes in methodologies and assumptions used to calculate the liability and frequency is also required. Based on the disaggregated claims information in the tables, disclosure of historical average annual percentage payout of incurred claims is also required. Interim period disclosures must include a tabular rollforward and related qualitative information for the liability for unpaid losses and loss adjustment expenses for both long-duration and short-duration contracts. ASU No. 2015-09 becomes effective for the Company during 2016, with interim disclosures required beginning in the first quarter of 2017. The ASU must be applied retrospectively by providing comparative disclosures for each period presented. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, but will expand the nature and extent of its insurance contract disclosures as described above.

3. Investments

a)The following tables summarize the Company's available-for-sale investments.

	June 30, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$638,848	$10,695	$(3,855)	$—	$645,688
Obligations of states, municipalities and political subdivisions	3,862,159	165,902	(17,030)	—	4,011,031
Foreign governments	1,343,152	113,536	(1,056)	—	1,455,632
Commercial mortgage-backed securities	427,372	3,530	(1,865)	—	429,037
Residential mortgage-backed securities	890,612	23,564	(4,273)	(2,258)	907,645
Asset-backed securities	65,752	58	(510)	—	65,300
Corporate bonds	1,981,737	45,276	(16,520)	(1,662)	2,008,831
Total fixed maturities	9,209,632	362,561	(45,109)	(3,920)	9,523,164
Equity securities:
Insurance, banks and other financial institutions	617,618	735,581	(1,350)	—	1,351,849
Industrial, consumer and all other	1,578,072	1,458,669	(13,429)	—	3,023,312
Total equity securities	2,195,690	2,194,250	(14,779)	—	4,375,161
Short-term investments	2,185,228	26	(5)	—	2,185,249
Investments, available-for-sale	$13,590,550	$2,556,837	$(59,893)	$(3,920)	$16,083,574

	December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$662,462	$12,963	$(2,163)	$—	$673,262
Obligations of states, municipalities and political subdivisions	4,075,748	245,158	(3,359)	—	4,317,547
Foreign governments	1,458,255	154,707	(1,041)	—	1,611,921
Commercial mortgage-backed securities	427,904	5,325	(2,602)	—	430,627
Residential mortgage-backed securities	954,263	34,324	(3,482)	(2,258)	982,847
Asset-backed securities	100,073	99	(682)	—	99,490
Corporate bonds	2,250,432	69,016	(10,441)	(1,819)	2,307,188
Total fixed maturities	9,929,137	521,592	(23,770)	(4,077)	10,422,882
Equity securities:
Insurance, banks and other financial institutions	523,739	789,717	(1,531)	—	1,311,925
Industrial, consumer and all other	1,427,919	1,403,566	(5,834)	—	2,825,651
Total equity securities	1,951,658	2,193,283	(7,365)	—	4,137,576
Short-term investments	1,594,819	36	(6)	—	1,594,849
Investments, available-for-sale	$13,475,614	$2,714,911	$(31,141)	$(4,077)	$16,155,307

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2015
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$97,844	$(2,842)	$114,198	$(1,013)	$212,042	$(3,855)
Obligations of states, municipalities and political subdivisions	654,959	(12,765)	63,885	(4,265)	718,844	(17,030)
Foreign governments	31,312	(542)	44,756	(514)	76,068	(1,056)
Commercial mortgage-backed securities	124,536	(703)	97,983	(1,162)	222,519	(1,865)
Residential mortgage-backed securities	112,947	(2,832)	156,760	(3,699)	269,707	(6,531)
Asset-backed securities	12,146	(11)	46,122	(499)	58,268	(510)
Corporate bonds	433,329	(9,696)	356,992	(8,486)	790,321	(18,182)
Total fixed maturities	1,467,073	(29,391)	880,696	(19,638)	2,347,769	(49,029)
Equity securities:
Insurance, banks and other financial institutions	13,307	(578)	8,040	(772)	21,347	(1,350)
Industrial, consumer and all other	84,162	(11,641)	18,108	(1,788)	102,270	(13,429)
Total equity securities	97,469	(12,219)	26,148	(2,560)	123,617	(14,779)
Short-term investments	159,963	(5)	—	—	159,963	(5)
Total	$1,724,505	$(41,615)	$906,844	$(22,198)	$2,631,349	$(63,813)

At June 30, 2015, the Company held 666 securities with a total estimated fair value of $2.6 billion and gross unrealized losses of $63.8 million. Of these 666 securities, 275 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $906.8 million and gross unrealized losses of $22.2 million. Of these securities, 271 securities were fixed maturities and four were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

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

c)The amortized cost and estimated fair value of fixed maturities at June 30, 2015 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$599,532	$603,525
Due after one year through five years	1,874,619	1,923,716
Due after five years through ten years	1,785,413	1,871,155
Due after ten years	3,566,332	3,722,786
	7,825,896	8,121,182
Commercial mortgage-backed securities	427,372	429,037
Residential mortgage-backed securities	890,612	907,645
Asset-backed securities	65,752	65,300
Total fixed maturities	$9,209,632	$9,523,164

d)The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Interest:
Municipal bonds (tax-exempt)	$24,293	$25,187	$50,145	$48,291
Municipal bonds (taxable)	14,150	12,614	28,250	21,610
Other taxable bonds	34,013	40,109	69,151	75,853
Short-term investments, including overnight deposits	1,116	1,608	2,367	3,082
Dividends on equity securities	18,633	14,508	37,657	31,364
Income from equity method investments	1,712	1,458	3,056	5,041
Other	479	523	540	1,702
	94,396	96,007	191,166	186,943
Investment expenses	(3,810)	(3,838)	(7,705)	(8,059)
Net investment income	$90,586	$92,169	$183,461	$178,884

e)Cumulative credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss) were $10.7 million at June 30, 2015 and $12.7 million at December 31, 2014.

f)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Realized gains:
Sales of fixed maturities	$770	$1,642	$2,338	$5,643
Sales of equity securities	7,000	14,051	22,956	26,094
Other	1,739	4,405	2,413	14,315
Total realized gains	9,509	20,098	27,707	46,052
Realized losses:
Sales of fixed maturities	(97)	(8,246)	(221)	(16,148)
Sales of equity securities	(113)	(99)	(272)	(143)
Other-than-temporary impairments	—	(1,007)	(5,092)	(1,007)
Other	(3,194)	(3,626)	(10,446)	(4,240)
Total realized losses	(3,404)	(12,978)	(16,031)	(21,538)
Net realized investment gains	$6,105	$7,120	$11,676	$24,514
Change in net unrealized gains on investments:
Fixed maturities	$(286,551)	$147,439	$(180,213)	$296,250
Equity securities	(64,792)	152,256	(6,447)	218,709
Short-term investments	11	(3)	(9)	(2)
Net increase (decrease)	$(351,332)	$299,692	$(186,669)	$514,957

For the six months ended June 30, 2015, all of the other-than-temporary impairment losses recognized in net income and included in net realized investment gains were attributable to equity securities. For both the quarter and six months ended June 30, 2014, other-than-temporary impairment losses recognized in net income and included in net realized investment gains included losses attributable to fixed maturities totaling $0.2 million and losses attributable to equity securities totaling $0.8 million.

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

	June 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$645,688	$—	$645,688
Obligations of states, municipalities and political subdivisions	—	4,011,031	—	4,011,031
Foreign governments	—	1,455,632	—	1,455,632
Commercial mortgage-backed securities	—	429,037	—	429,037
Residential mortgage-backed securities	—	907,645	—	907,645
Asset-backed securities	—	65,300	—	65,300
Corporate bonds	—	2,008,831	—	2,008,831
Total fixed maturities	—	9,523,164	—	9,523,164
Equity securities:
Insurance, banks and other financial institutions	1,351,849	—	—	1,351,849
Industrial, consumer and all other	3,023,312	—	—	3,023,312
Total equity securities	4,375,161	—	—	4,375,161
Short-term investments	2,075,473	109,776	—	2,185,249
Total investments available-for-sale	$6,450,634	$9,632,940	$—	$16,083,574

	December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$673,262	$—	$673,262
Obligations of states, municipalities and political subdivisions	—	4,317,547	—	4,317,547
Foreign governments	—	1,611,921	—	1,611,921
Commercial mortgage-backed securities	—	430,627	—	430,627
Residential mortgage-backed securities	—	982,847	—	982,847
Asset-backed securities	—	99,490	—	99,490
Corporate bonds	—	2,307,188	—	2,307,188
Total fixed maturities	—	10,422,882	—	10,422,882
Equity securities:
Insurance, banks and other financial institutions	1,311,925	—	—	1,311,925
Industrial, consumer and all other	2,825,651	—	—	2,825,651
Total equity securities	4,137,576	—	—	4,137,576
Short-term investments	1,469,975	124,874	—	1,594,849
Total investments available-for-sale	$5,607,551	$10,547,756	$—	$16,155,307

There were no transfers into or out of Level 1 and Level 2 during the six months ended June 30, 2015 and 2014.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2015 and 2014.

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

	Quarter Ended June 30, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$668,853	$338,159	$258,745	$29		$—	$1,265,786
Net written premiums	554,638	264,129	215,520	57		—	1,034,344

Earned premiums	520,446	223,941	213,140	30		—	957,557
Losses and loss adjustment expenses:
Current accident year	(341,335)	(168,896)	(154,623)	—		—	(664,854)
Prior accident years	68,620	43,373	15,118	1,549		—	128,660
Underwriting, acquisition and insurance expenses	(211,856)	(94,617)	(73,170)	(9)		—	(379,652)
Underwriting profit	35,875	3,801	465	1,570		—	41,711
Net investment income	—	—	—	—		90,586	90,586
Net realized investment gains	—	—	—	—		6,105	6,105
Other revenues (insurance)	2,203	915	469	350		—	3,937
Other expenses (insurance)	(1,284)	(1,318)	—	(3,348)		—	(5,950)
Segment profit (loss)	$36,794	$3,398	$934	$(1,428)		$96,691	$136,389
Other revenues (non-insurance)							246,420
Other expenses (non-insurance)							(236,286)
Amortization of intangible assets							(16,949)
Interest expense							(29,288)
Income before income taxes							$100,286
U.S. GAAP combined ratio (1)	93%	98%	100%	NM	(2)		96%

	Quarter Ended June 30, 2014
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$681,371	$359,120	$302,950	$(63)		$—	$1,343,378
Net written premiums	560,282	270,552	253,085	412		—	1,084,331

Earned premiums	499,083	239,861	226,289	366		—	965,599
Losses and loss adjustment expenses:
Current accident year	(336,514)	(171,930)	(161,466)	—		—	(669,910)
Prior accident years	37,883	29,570	13,353	(21,302)		—	59,504
Underwriting, acquisition and insurance expenses	(198,914)	(88,442)	(78,263)	(368)		—	(365,987)
Underwriting profit (loss)	1,538	9,059	(87)	(21,304)		—	(10,794)
Net investment income	—	—	—	—		92,169	92,169
Net realized investment gains	—	—	—	—		7,120	7,120
Other revenues (insurance)	660	4,357	1,032	143		—	6,192
Other expenses (insurance)	(1,464)	(4,113)	(1,097)	(8,670)		—	(15,344)
Segment profit (loss)	$734	$9,303	$(152)	$(29,831)		$99,289	$79,343
Other revenues (non-insurance)							187,891
Other expenses (non-insurance)							(169,598)
Amortization of intangible assets							(13,488)
Interest expense							(29,789)
Income before income taxes							$54,359
U.S. GAAP combined ratio (1)	100%	96%	100%	NM	(2)		101%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,254,218	$627,386	$636,582	$73		$—	$2,518,259
Net written premiums	1,050,807	486,837	531,732	398		—	2,069,774

Earned premiums	1,035,000	429,902	435,894	411		—	1,901,207
Losses and loss adjustment expenses:
Current accident year	(658,092)	(317,740)	(303,363)	—		—	(1,279,195)
Prior accident years	136,201	120,023	41,505	(1,723)		—	296,006
Underwriting, acquisition and insurance expenses	(397,116)	(173,411)	(149,723)	(87)		—	(720,337)
Underwriting profit (loss)	115,993	58,774	24,313	(1,399)		—	197,681
Net investment income	—	—	—	—		183,461	183,461
Net realized investment gains	—	—	—	—		11,676	11,676
Other revenues (insurance)	3,605	6,302	892	327		—	11,126
Other expenses (insurance)	(2,189)	(2,722)	—	(10,697)		—	(15,608)
Segment profit (loss)	$117,409	$62,354	$25,205	$(11,769)		$195,137	$388,336
Other revenues (non-insurance)							499,289
Other expenses (non-insurance)							(457,629)
Amortization of intangible assets							(31,589)
Interest expense							(58,600)
Income before income taxes							$339,807
U.S. GAAP combined ratio (1)	89%	86%	94%	NM	(2)		90%

	Six Months Ended June 30, 2014
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,256,604	$653,356	$792,911	$264		$—	$2,703,135
Net written premiums	1,034,336	499,672	689,082	552		—	2,223,642

Earned premiums	982,818	462,008	469,604	544		—	1,914,974
Losses and loss adjustment expenses:
Current accident year	(648,927)	(335,309)	(335,366)	—		—	(1,319,602)
Prior accident years	81,437	71,867	41,553	(27,964)		—	166,893
Underwriting, acquisition and insurance expenses	(392,443)	(168,451)	(160,235)	(363)		—	(721,492)
Underwriting profit (loss)	22,885	30,115	15,556	(27,783)		—	40,773
Net investment income	—	—	—	—		178,884	178,884
Net realized investment gains	—	—	—	—		24,514	24,514
Other revenues (insurance)	2,770	11,705	3,168	186		—	17,829
Other expenses (insurance)	(3,111)	(7,708)	(1,097)	(17,285)		—	(29,201)
Segment profit (loss)	$22,544	$34,112	$17,627	$(44,882)		$203,398	$232,799
Other revenues (non-insurance)							362,425
Other expenses (non-insurance)							(337,909)
Amortization of intangible assets							(27,487)
Interest expense							(59,488)
Income before income taxes							$170,340
U.S. GAAP combined ratio (1)	98%	93%	97%	NM	(2)		98%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2015	December 31, 2014
Segment assets:
Investing	$18,335,222	$18,531,150
Underwriting	5,800,178	5,422,445
Total segment assets	24,135,400	23,953,595
Non-insurance operations	1,230,740	1,246,762
Total assets	$25,366,140	$25,200,357

6. Senior Long-Term Debt and Other Debt

Alterra Capital Holdings Limited and Markel Bermuda Limited are party to a secured credit facility, which expires on December 15, 2015. On May 19, 2015, the Company reduced the capacity of the secured credit facility from $650 million to $550 million.

7. Other Revenues and Other Expenses

The following tables summarize the components of other revenues and other expenses.

	Quarter Ended June 30,
	2015		2014
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$3,118	$2,602	$4,774	$5,218
Life and annuity	350	3,348	143	8,670
Other	469	—	1,275	1,456
	3,937	5,950	6,192	15,344
Non-Insurance:
Markel Ventures: Manufacturing	174,141	168,580	125,083	110,901
Markel Ventures: Non-Manufacturing	65,412	63,013	58,559	55,409
Other	6,867	4,693	4,249	3,288
	246,420	236,286	187,891	169,598
Total	$250,357	$242,236	$194,083	$184,942

	Six Months Ended June 30,
	2015		2014
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$8,988	$4,911	$13,952	$10,099
Life and annuity	327	10,697	186	17,285
Other	1,811	—	3,691	1,817
	11,126	15,608	17,829	29,201
Non-Insurance:
Markel Ventures: Manufacturing	351,903	320,380	225,694	206,790
Markel Ventures: Non-Manufacturing	133,093	126,843	129,154	120,920
Other	14,293	10,406	7,577	10,199
	499,289	457,629	362,425	337,909
Total	$510,415	$473,237	$380,254	$367,110

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

On April 24, 2015, the Company completed a novation that transferred its obligations under a reinsurance contract for life and annuity benefit policies to a third party in exchange for cash payments totaling $29.0 million, net of commissions. At the time of the transaction, reserves for life and annuity benefits on the novated reinsurance contract totaled $32.6 million, resulting in a gain of $3.6 million that was recorded as an offset to other expenses.

8. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2015		2014
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$951,885	$875,376	$976,446	$852,867
Assumed	313,901	304,324	366,932	336,617
Ceded	(231,442)	(222,143)	(259,047)	(223,885)
Net premiums	$1,034,344	$957,557	$1,084,331	$965,599

	Six Months Ended June 30,
	2015		2014
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$1,753,465	$1,719,946	$1,771,757	$1,681,159
Assumed	764,794	617,159	931,378	684,316
Ceded	(448,485)	(435,898)	(479,493)	(450,501)
Net premiums	$2,069,774	$1,901,207	$2,223,642	$1,914,974

The percentage of ceded earned premiums to gross earned premiums was 19% for the quarters and six months ended June 30, 2015 and 2014. The percentage of assumed earned premiums to net earned premiums was 32% and 35%, respectively for the quarters ended June 30, 2015 and 2014 and 32% and 36%, respectively, for the six months ended June 30, 2015 and 2014.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $143.3 million and $141.3 million, respectively, for the quarters ended June 30, 2015 and 2014 and $232.1 million and $238.9 million, respectively, for the six months ended June 30, 2015 and 2014.

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

9. Income Taxes

The effective tax rate was 16% and 24% for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income and foreign tax credits for foreign taxes paid. In previous periods, foreign taxes paid were not available for use as tax credits against the Company's U.S. provision for income taxes. Based on the Company's estimated earnings from foreign operations in 2015, the Company expects that significant foreign taxes paid, both in the current period and prior periods, will be available for use as credits against its U.S. provision for income taxes in 2015. These projected tax credits will expire in 2025. For the six months ended June 30, 2014, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the effective tax rate in 2015 compared to 2014 was primarily due to the impact of the foreign tax credits described above. This decrease was partially offset by the impact of anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2015 compared to 2014.

The effective tax rate for the quarter ended June 30, 2015 was 8%. The difference in the effective tax rate for the quarter ended June 30, 2015 compared to the effective tax rate for the six months ended June 30, 2015 is due to a decrease in the 2015 estimated annual effective tax rate as of June 30, 2015 compared to the estimated annual effective tax rate as of March 31, 2015. The decrease in the estimated annual effective tax rate as of June 30, 2015 compared to that estimated as of March 31, 2015 was primarily due to a decrease in the Company's estimate of projected foreign income that is subject to U.S. tax for 2015.

10. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income to shareholders	$91,369	$40,068	$282,361	$127,784
Adjustment of redeemable noncontrolling interests	3,062	(2,701)	1,715	(2,584)
Adjusted net income to shareholders	$94,431	$37,367	$284,076	$125,200

Basic common shares outstanding	13,975	13,984	13,973	13,989
Dilutive potential common shares from conversion of options	9	10	10	11
Dilutive potential common shares from conversion of restricted stock	68	61	74	56
Diluted shares outstanding	14,052	14,055	14,057	14,056
Basic net income per share	$6.76	$2.67	$20.33	$8.95
Diluted net income per share	$6.72	$2.66	$20.21	$8.91

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the six months ended June 30, 2015 and 2014.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2013	$1,131,507	$(11,246)	$(30,456)	$1,089,805
Other comprehensive income before reclassifications	355,623	7,572	—	363,195
Amounts reclassified from accumulated other comprehensive income	(10,762)	—	644	(10,118)
Total other comprehensive income	344,861	7,572	644	353,077
June 30, 2014	$1,476,368	$(3,674)	$(29,812)	$1,442,882

December 31, 2014	$1,793,254	$(43,491)	$(45,206)	$1,704,557
Other comprehensive loss before reclassifications	(109,001)	(11,373)	—	(120,374)
Amounts reclassified from accumulated other comprehensive income	(14,037)	—	932	(13,105)
Total other comprehensive income (loss)	(123,038)	(11,373)	932	(133,479)
June 30, 2015	$1,670,216	$(54,864)	$(44,274)	$1,571,078

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$(113,579)	$97,681	$(57,997)	$173,204
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(3)	5	38	569
Reclassification adjustments for net gains included in net income	(2,576)	(1,523)	(5,672)	(3,677)
Change in net unrealized gains on investments	(116,158)	96,163	(63,631)	170,096
Change in foreign currency translation adjustments	1,872	1,124	833	1,466
Change in net actuarial pension loss	117	81	233	161
Total	$(114,169)	$97,368	$(62,565)	$171,723

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$—	$(1,007)	$(5,092)	$(1,007)
Net realized investment gains, excluding other-than-temporary impairment losses	7,560	7,348	24,801	15,446
Total before taxes	7,560	6,341	19,709	14,439
Income taxes	(2,576)	(1,523)	(5,672)	(3,677)
Reclassification of unrealized holding gains, net of taxes	$4,984	$4,818	$14,037	$10,762

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(586)	$(406)	$(1,165)	$(805)
Income taxes	117	81	233	161
Reclassification of net actuarial pension loss, net of taxes	$(469)	$(325)	$(932)	$(644)

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

We monitor and report our ongoing underwriting operations in the following three segments: U.S. Insurance, International Insurance and Reinsurance. In determining how to aggregate and monitor our underwriting results, management considers many factors, including the geographic location and regulatory environment of the insurance entity underwriting the risk, the nature of the insurance product sold, the type of account written and the type of customer served. The U.S. Insurance segment includes all direct business and facultative placements written by our insurance subsidiaries domiciled in the United States. The International Insurance segment includes all direct business and facultative placements written by our insurance subsidiaries domiciled outside of the United States, including our syndicate at Lloyd's of London (Lloyd's). The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions are reported in the Other Insurance (Discontinued Lines) segment. All investing activities related to our insurance operations are included in the Investing segment.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Underwriting profit (loss)	$41,711	$(10,794)	$197,681	$40,773
Net investment income	90,586	92,169	183,461	178,884
Net realized investment gains	6,105	7,120	11,676	24,514
Other revenues	250,357	194,083	510,415	380,254
Amortization of intangible assets	(16,949)	(13,488)	(31,589)	(27,487)
Other expenses	(242,236)	(184,942)	(473,237)	(367,110)
Interest expense	(29,288)	(29,789)	(58,600)	(59,488)
Income tax expense	(7,833)	(13,218)	(53,348)	(41,698)
Net income attributable to noncontrolling interests	(1,084)	(1,073)	(4,098)	(858)
Net income to shareholders	$91,369	$40,068	$282,361	$127,784

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

Consolidated
The following table presents selected data from our underwriting operations.

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015		2014		2015		2014
Gross premium volume	$1,265,786		$1,343,378		$2,518,259		$2,703,135
Net written premiums	1,034,344		1,084,331		2,069,774		2,223,642
Net retention	82%		81%		82%		82%
Earned premiums	957,557		965,599		1,901,207		1,914,974
Losses and loss adjustment expenses	536,194		610,406		983,189		1,152,709
Underwriting, acquisition and insurance expenses	379,652		365,987		720,337		721,492
Underwriting profit (loss)	41,711		(10,794)		197,681		40,773

U.S. GAAP Combined Ratios (1)
U.S. Insurance	93%		100%		89%		98%
International Insurance	98%		96%		86%		93%
Reinsurance	100%		100%		94%		97%
Other Insurance (Discontinued Lines)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
Markel Corporation (Consolidated)	96%		101%		90%		98%

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

Our combined ratio was 96% and 90%, respectively for the quarter and six months ended June 30, 2015 compared to 101% and 98%, respectively, for the same periods of 2014.

For the quarter ended June 30, 2015, the decrease in the consolidated combined ratio was driven by more favorable development on prior years' loss reserves in 2015 compared to 2014, partially offset by a higher expense ratio in 2015. The increase in prior year redundancies was primarily attributable to our U.S. Insurance and International Insurance segments. Additionally, prior year losses for the quarter ended June 30, 2014 included $27.2 million of adverse development on asbestos and environmental exposures within our Other Insurance (Discontinued Lines) segment. There was no comparable adverse development during the quarter ended June 30, 2015. The increase in the expense ratio was due in part to higher profit sharing costs in 2015 compared to 2014.

For the six months ended June 30, 2015, the decrease in the consolidated combined ratio was driven by more favorable development on prior years' loss reserves in 2015 compared to 2014. The increase in prior year redundancies in 2015 was due in part to a decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses as a result of ceding a significant portion of our A&E exposures to a third party during the first quarter of 2015. As a result of this decrease in estimated volatility, our level of confidence in our net reserves for unpaid losses and loss adjustment expenses increased. Therefore, management reduced prior years' loss reserves by $36.0 million, or approximately two points on the consolidated combined ratio, in order to maintain a consolidated confidence level in a range consistent with our historic levels. This reduction in prior years' loss reserves occurred in our U.S. Insurance and International Insurance segments. Prior year losses for the six months ended June 30, 2014 included $27.2 million of adverse development on asbestos and environmental exposures within our Other Insurance (Discontinued Lines) segment, with no comparable adverse development during the six months ended June 30, 2015. Also contributing to the decrease in the consolidated combined ratio for the six months ended June 30, 2015 was a lower current accident year loss ratio. The decrease in the current accident year loss ratio was due to lower attritional losses in our U.S. Insurance and Reinsurance segments in 2015 compared to 2014.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 93% and 89%, respectively, for the quarter and six months ended June 30, 2015 compared to 100% and 98%, respectively, for the same periods of 2014.

For the quarter ended June 30, 2015, the decrease in the combined ratio was driven by more favorable development of prior accident years' loss reserves and a lower current accident year loss ratio.

•
The decrease in the current accident year loss ratio for the quarter ended June 30, 2015 was due to lower attritional losses compared to 2014, primarily on our inland marine and professional liability lines within the Global Insurance division.

•
The U.S. Insurance segment's combined ratio for the quarter ended June 30, 2015 included $68.6 million of favorable development on prior years' loss reserves compared to $37.9 million for the same period in 2014. Favorable development on prior years' loss reserves experienced within the U.S. Insurance segment in 2015 occurred across several product lines, but was most significant on our casualty product lines, across several accident years, and on our brokerage property line, on the 2013 and 2014 accident years. The redundancies on prior years' loss reserves during 2014 were most significant on our casualty product lines across several accident years. In 2014, favorable development on our casualty product lines was partially offset by adverse development on our architects and engineers product line, primarily on the 2008 through 2013 accident years, and on our brokerage excess and umbrella product line, primarily on the 2012 and 2013 accident years. Adverse development on these two product lines totaled $12.9 million for the quarter ended June 30, 2014.

For the six months ended June 30, 2015, the decrease in the combined ratio was due to more favorable development of prior accident years' loss reserves and a lower current accident year loss ratio.

•	The decrease in the current accident year loss ratio for the six months ended June 30, 2015 was driven by lower attritional losses within each of our divisions, across several product lines.

•
The U.S. Insurance segment's combined ratio for the six months ended June 30, 2015 included $136.2 million of favorable development on prior years' loss reserves compared to $81.4 million for the same period in 2014. The increase in loss reserve redundancies in 2015 was due in part to an increase in the confidence level of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, which resulted in a $36.0 million reduction to consolidated prior years' loss reserves, of which $19.0 million was in the U.S. Insurance segment (approximately two points on the segment combined ratio). Other favorable development on prior years' loss reserves experienced within the U.S. Insurance segment during 2015 was most significant on our casualty lines, across several accident years, and on our professional liability, brokerage property and workers compensation product lines, primarily on the 2013 and 2014 accident years. In 2014, the redundancies on prior years' loss reserves were most significant on our casualty product lines across several accident years. Favorable development on our casualty product lines in 2014 was partially offset by $23.3 million of adverse development on our architects and engineers and brokerage excess and umbrella product lines.

International Insurance Segment

The combined ratio for the International Insurance segment was 98% and 86%, respectively, for the quarter and six months ended June 30, 2015 compared to 96% and 93%, respectively for the same periods of 2014.

For the quarter ended June 30, 2015, a higher current accident year loss ratio and higher expense ratio were partially offset by more favorable development on prior years' loss reserves.

•	The increase in the current accident year loss ratio was driven by large losses in our marine and energy and professional liability lines in the second quarter of 2015.

•
The International Insurance segment's combined ratio for the quarter ended June 30, 2015 included $43.4 million of favorable development on prior years' loss reserves compared to $29.6 million in 2014. For the quarter ended June 30, 2015, the favorable development on prior years' loss reserves was most significant on our marine and energy and professional liability product lines on the 2012 and 2013 accident years. The favorable development on prior years' loss reserves in 2014 was primarily within the Markel International division and was spread across several product lines, primarily on the 2011 and 2012 accident years. The increase in loss reserve redundancies in the second quarter of 2015 compared to the second quarter of 2014 was driven by more favorable development on our marine and energy and professional liability product lines within the Markel International division.

•	The increase in the expense ratio was due to higher profit sharing costs and higher general expenses in 2015 compared to 2014.

For the six months ended June 30, 2015, the decrease in the combined ratio was driven by more favorable development on prior years' loss reserves, which was partially offset by a higher expense ratio.

•
The International Insurance segment's combined ratio for the six months ended June 30, 2015 included $120.0 million of favorable development on prior years' loss reserves compared to $71.9 million in 2014. The increase in loss reserve redundancies in 2015 was due in part to an increase in the confidence level of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, which resulted in a $36.0 million reduction to consolidated prior years' loss reserves, of which $17.0 million was in the International Insurance segment (approximately four points on the segment combined ratio). We also experienced favorable prior year development in the Global Insurance division in 2015, compared to slightly adverse development in 2014, driven by reductions in case reserves for losses and loss adjustment expenses on a small number of large general liability and professional liability claims. For the six months ended June 30, 2015, the favorable development on prior years' loss reserves occurred across several product lines, primarily on the 2012 to 2014 accident years. Redundancies in 2015 were most significant on our marine and energy and general liability product lines. The favorable development on prior years' loss reserves in 2014 was primarily on our marine and energy, professional liability and general liability product lines within the Markel International division, on the 2010 to 2012 accident years.

•	The increase in the expense ratio was due to higher profit sharing costs and higher general expenses in 2015 compared to 2014.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 100% and 94%, respectively, for the quarter and six months ended June 30, 2015 compared to 100% and 97%, respectively, for the same periods of 2014.

For the quarter ended June 30, 2015 the combined ratio was flat compared to 2014, as both the loss ratio and expense ratio in 2015 were consistent with 2014.

•
The current accident year loss ratio for the quarter ended June 30, 2015 increased slightly compared to 2014, driven by large property and energy losses in the quarter, which were partially offset by a favorable impact from changes in mix of business. During 2014, we ceased writing auto reinsurance in the United Kingdom. This product line generally carries a higher loss ratio than the rest of the segment. Our property business, which generally carries a lower loss ratio than the rest of the segment, comprised a larger portion of the segment in 2015 compared to 2014.

•
The Reinsurance segment's combined ratio for the quarter ended June 30, 2015 included $15.1 million of favorable development on prior years' loss reserves compared to $13.4 million in 2014. The favorable development on prior years' loss reserves in 2015 was most significant on our casualty and short-tail property lines of business, on the 2013 and 2014 accident years. For financial reporting purposes, development on pre-acquisition accident years' loss reserves attributable to business previously written by Alterra Capital Holdings Limited (Alterra) is included in the 2013 accident year. The favorable development on prior years' loss reserves in 2014 was primarily on our property lines on the 2012 and 2013 accident years.

For the six months ended June 30, 2015, the decrease in the combined ratio was driven by a lower current accident year loss ratio.

•	The decrease in the current accident year loss ratio for the six months ended June 30, 2015 was driven by lower property losses in 2015 compared to 2014.

•
The Reinsurance segment's combined ratio for the six months ended June 30, 2015 included $41.5 million of favorable development on prior years' loss reserves compared to $41.6 million in 2014. The favorable development on prior years' loss reserves in 2015 was most significant on our casualty and short-tail property lines of business, on the 2013 and 2014 accident years. The favorable development on prior years' loss reserves in 2014 was primarily on our property lines on the 2012 and 2013 accident years.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $1.6 million and an underwriting loss of $1.4 million for the quarter and six months ended June 30, 2015, respectively, compared to an underwriting loss of $21.3 million and $27.8 million, respectively, for the same periods of 2014.

The underwriting loss for both the quarter and six months ended June 30, 2014 included $27.2 million of adverse loss reserve development on A&E exposures as a result of our annual review of these exposures. We complete an annual review of A&E exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. During 2014, based on recent activity on a small number of claims, we accelerated our annual review to the second quarter. During our 2014 review, we increased our expectation of the severity of the outcome of certain claims subject to litigation. As the ultimate outcome of known claims increases, our expected ultimate closure value on unreported claims also increases. As a result of these developments, we increased prior years' loss reserves accordingly. For the quarter ended June 30, 2014, adverse development on A&E exposures was partially offset by favorable movements in prior years loss reserves and allowances for reinsurance bad debt related to discontinued lines of business originally written by our Markel International division. Our 2015 review of A&E exposures will be performed during the third quarter.

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

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
U.S. Insurance	$668,853	$681,371	$1,254,218	$1,256,604
International Insurance	338,159	359,120	627,386	653,356
Reinsurance	258,745	302,950	636,582	792,911
Other Insurance (Discontinued Lines)	29	(63)	73	264
Total	$1,265,786	$1,343,378	$2,518,259	$2,703,135

Gross premium volume for the quarter and six months ended June 30, 2015 decreased 6% and 7%, respectively, compared to the same periods of 2014. At a constant rate of exchange, gross premium volume for the quarter and six months ended June 30, 2015 would have decreased 4% and 5%, respectively, compared to the same periods of 2014. In both periods, the decrease was primarily attributable to lower gross premium volume in the Reinsurance segment. For the quarter ended June 30, 2015, the decrease in gross premium volume in the Reinsurance segment compared to the same period of 2014 was due in part to lower gross premium volume in our property product lines. For the six months ended June 30, 2015, the decrease in gross premium volume compared to 2014 was largely due to changes in our auto reinsurance book. During 2014, we ceased writing auto reinsurance in the United Kingdom. Additionally, we decreased our quota share percentage on our non-standard auto reinsurance business. Gross premium volume in our International Insurance segment decreased 6% and 4% for the quarter and six months ended June 30, 2015, respectively, compared to the same periods of 2014, primarily driven by the impact of changes in foreign currency exchange rates. At a constant rate of exchange, gross premium volume in the International Insurance segment would have decreased 1% for the quarter ended June 30, 2015 and increased 1% for the six months ended June 30, 2015, compared to the same periods of 2014.

We have continued to see small price increases across many of our product lines during 2015. However, beginning in 2014 and continuing into 2015, we have experienced softening prices across most of our property product lines, as well as on our marine and energy lines. Our large account business is also subject to more pricing pressure. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
U.S. Insurance	$554,638	$560,282	$1,050,807	$1,034,336
International Insurance	264,129	270,552	486,837	499,672
Reinsurance	215,520	253,085	531,732	689,082
Other Insurance (Discontinued Lines)	57	412	398	552
Total	$1,034,344	$1,084,331	$2,069,774	$2,223,642

Net retention of gross premium volume for both the quarter and six months ended June 30, 2015 was 82% compared to 81% and 82%, respectively, for the same periods of 2014. The increase in net retention for the quarter ended June 30, 2015 compared to the same period of 2014 was driven by higher retention within the International segment. The professional liability and general liability product lines within the Markel International division carry higher retention rates than the rest of the International Insurance segment and comprised a larger portion of the segment in 2015 compared to 2014. For the six month period ended June 30, 2015, the impact of higher retentions in our International Insurance segment was offset by lower retentions on our property product lines within the Reinsurance segment, which comprised a larger portion of our premium volume in the Reinsurance segment in 2015 compared to 2014. We purchase reinsurance and retrocessional reinsurance in order to manage our net retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
U.S. Insurance	$520,446	$499,083	$1,035,000	$982,818
International Insurance	223,941	239,861	429,902	462,008
Reinsurance	213,140	226,289	435,894	469,604
Other Insurance (Discontinued Lines)	30	366	411	544
Total	$957,557	$965,599	$1,901,207	$1,914,974

Earned premiums for the quarter and six months ended June 30, 2015 decreased 1% compared to the same periods of 2014. The decrease in earned premiums for the quarter and six months ended June 30, 2015 was driven by the effects of foreign currency exchange rate movements in our International Insurance and Reinsurance segments, which more than offset higher earned premiums in the U.S. Insurance segment. Lower earned premiums in the Reinsurance segment were also due to lower gross premium volume. The increase in earned premiums in our U.S. Insurance segment for the quarter and six months ended June 30, 2015 was primarily due to higher earned premiums on various product lines within our Specialty division compared to the same periods of 2014. At a constant rate of exchange, consolidated earned premiums for both the quarter and six months ended June 30, 2015 would have increased 2% compared to the same periods of 2014.

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

The following table summarizes our investment performance.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net investment income	$90,586	$92,169	$183,461	$178,884
Net realized investment gains	$6,105	$7,120	$11,676	$24,514
Change in net unrealized gains on investments	$(351,332)	$299,692	$(186,669)	$514,957
Investment yield (1)	0.6%	0.6%	1.2%	1.2%
Taxable equivalent total investment return, before foreign currency effect (2)			0.3%	4.5%
Taxable equivalent total investment return (2)			(0.5)%	4.6%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Taxable equivalent total investment return is only analyzed on an year to date basis.

The following table reconciles investment yield to taxable equivalent total investment return.

	Six Months Ended June 30,
	2015	2014
Investment yield (1)	1.2%	1.2%
Adjustment of investment yield from book value to market value	(0.2)%	(0.2)%
Net amortization of net premium on fixed maturity securities	0.3%	0.3%
Net realized investment gains and change in net unrealized gains on investments	(0.9)%	3.1%
Taxable equivalent effect for interest and dividends (2)	0.3%	0.2%
Other (3)	(1.2)%	—%
Taxable equivalent total investment return	(0.5)%	4.6%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

The decrease in net investment income for the quarter ended June 30, 2015 was driven by lower bond income on our fixed maturity portfolio due to lower bond holdings compared to the same period of 2014. This decrease was partially offset by increased dividend income on our equity portfolio due to higher equity security holdings in 2015 compared to 2014. The increase in net investment income for the six months ended June 30, 2015 was primarily attributable to increased dividend income on our equity portfolio due to higher equity security holdings in 2015 compared to 2014. See note 3(d) of the notes to consolidated financial statements for details regarding the components of net investment income. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended June 30, 2015. Net realized investment gains for the second quarter of 2014 included $1.0 million of write downs for other-than-temporary declines in the estimated fair value of investments. Net realized investment gains for the six months ended June 30, 2015 included $5.1 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $1.0 million for the same period of 2014.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At June 30, 2015, we held securities with gross unrealized losses of $63.8 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no securities with indications of declines in estimated fair value that were other-than-temporary at June 30, 2015. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

Other Revenues and Other Expenses

Markel Ventures Operations

Operating revenues and expenses associated with our Markel Ventures operations are included in other revenues and other expenses in the consolidated statements of income and comprehensive income (loss). We consolidate our Markel Ventures operations on a one-month lag. The following table summarizes the operating revenues, net income (loss) to shareholders and EBITDA from our Markel Ventures operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Operating revenues	$239,553	$183,642	$484,996	$354,848
Net income (loss) to shareholders	$(2,554)	$4,077	$7,956	$5,144
EBITDA	$13,180	$20,946	$46,769	$35,057

Revenues from our Markel Ventures operations increased $55.9 million and $130.1 million for the quarter and six months ended June 30, 2015 compared to the same periods of 2014. For the quarter ended June 30, 2015, the increase in revenues was primarily driven by our acquisition of Cottrell in July 2014, partially offset by lower sales volume in certain of our other manufacturing operations compared to the same period of 2014. For the six months ended June 30, 2015, the increase in revenues is primarily attributable to the acquisition of Cottrell and higher revenues within our other manufacturing operations, due in part to higher sales volume in 2015 compared to 2014. Revenues for the six months ended June 30, 2015 also reflected growth in certain of our non-manufacturing operations, which was partially offset by the impact of slower activity in our residential home sales in 2015 compared to 2014.

Net income (loss) to shareholders and EBITDA from our Markel Ventures operations decreased for the quarter ended June 30, 2015 compared to the same period of 2014 primarily due to an increase in our estimate of the contingent consideration obligation related to the acquisition of Cottrell, partially offset by the contribution of earnings attributable to Cottrell in 2015. A portion of the purchase consideration for Cottrell is based on Cottrell's post-acquisition earnings through 2015, as defined in the purchase agreement, which we now expect will exceed our initial projection. As a result, our estimate of the fair value of the contingent consideration increased by $17.6 million during the second quarter of 2015. As of June 30, 2015, the fair value of our outstanding contingent consideration obligation was $31.1 million, which we expect to pay in 2016. While this obligation is subject to further changes based on Cottrell's actual results through December 31, 2015, we do not believe the impact of such an adjustment would be material to our results of operations or cash flows. Net income to shareholders and EBITDA from our Markel Ventures operations increased for the six months ended June 30, 2015 compared to the same period of 2014 primarily due to our acquisition of Cottrell and more favorable results within certain of our manufacturing operations, partially offset by the increase in our contingent consideration obligation related to the acquisition of Cottrell.

Markel Ventures EBITDA is a non-GAAP financial measure. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including revenues and net income (loss), to monitor and evaluate the performance of our Markel Ventures operations. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. The following table reconciles EBITDA of Markel Ventures, net of noncontrolling interests, to consolidated net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Markel Ventures EBITDA - Manufacturing	$8,261	$15,923	$36,094	$23,331
Markel Ventures EBITDA - Non-Manufacturing	4,919	5,023	10,675	11,726
Markel Ventures EBITDA - Total	13,180	20,946	46,769	35,057
Interest expense (1)	(3,330)	(2,382)	(6,868)	(4,763)
Income tax expense	1,139	(3,977)	(5,031)	(4,463)
Depreciation expense	(7,215)	(5,922)	(14,242)	(11,151)
Amortization of intangible assets	(6,328)	(4,588)	(12,672)	(9,536)
Markel Ventures net income (loss) to shareholders	(2,554)	4,077	7,956	5,144
Net income from other Markel operations	93,923	35,991	274,405	122,640
Net income to shareholders	$91,369	$40,068	$282,361	$127,784

(1)
Interest expense for the quarters ended June 30, 2015 and 2014 includes intercompany interest expense of $2.5 million and $1.6 million, respectively. Interest expense for the six months ended June 30, 2015 and 2014 includes intercompany interest expense of $5.1 million and $3.2 million, respectively.

Life and Annuity Benefits

The Other Insurance (Discontinued Lines) segment for the quarter ended June 30, 2015 included other revenues of $0.4 million and other expenses of $3.3 million, compared to other revenues of $0.1 million and other expenses of $8.7 million for the same period of 2014. The Other Insurance (Discontinued Lines) segment for the six months ended June 30, 2015 included other revenues of $0.3 million and other expenses of $10.7 million, compared to other revenues of $0.2 million and other expenses of $17.3 million for the same period of 2014. The other revenues and other expenses included in the Other Insurance (Discontinued Lines) segment are related to the run-off of our life and annuity reinsurance business. The life and annuity benefit reserves were acquired as part of our acquisition of Alterra and are recorded on a discounted present value basis using assumptions that were determined as of May 1, 2013. The accretion of this discount is recognized in the statement of income and comprehensive income (loss) as other expenses. Invested assets and the related investment income that support the life and annuity reinsurance contracts are reported in the Investing segment. As a result, we expect the results reported in the Other Insurance (Discontinued Lines) segment attributable to our life and annuity business will continue to reflect losses in future periods due to the accretion of the discount on the life and annuity benefit reserves, which are forecasted to pay out over the next 40 to 50 years. Other revenues attributable to the life and annuity business included in the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

On April 24, 2015, we completed a novation that transferred our obligations under a reinsurance contract for life and annuity benefit policies to a third party in exchange for cash payments totaling $29.0 million, net of commissions. At the time of the transaction, reserves for life and annuity benefits on the novated reinsurance contract totaled $32.6 million, resulting in a gain of $3.6 million that was recorded as an offset to other expenses.

Interest Expense and Income Taxes

Interest expense for the quarter and six months ended June 30, 2015 was $29.3 million and $58.6 million, respectively, which is comparable to the quarter and six months ended June 30, 2014 with $29.8 million and $59.5 million of interest expense, respectively.

The effective tax rate was 16% and 24% for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income and foreign tax credits for foreign taxes paid. In previous periods, foreign taxes paid were not available for use as tax credits against our U.S. provision for income taxes and may not be available in future periods. Based on our estimated earnings from our foreign operations in 2015, we expect that significant foreign taxes paid, both in the current period and prior periods, will be available for use as credits against our U.S. provision for income taxes in 2015. Our anticipated recognition of these tax credits in 2015 has a favorable impact on our 2015 effective tax rate of approximately 12%. We caution readers that a similar benefit may not be recognizable in future years. For the six months ended June 30, 2014, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the effective tax rate in 2015 compared to 2014 was primarily due to the impact of the foreign tax credits described above. This decrease was partially offset by the impact of anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2015 compared to 2014.

The effective tax rate for the quarter ended June 30, 2015 was 8%. The difference in the effective tax rate for the quarter ended June 30, 2015 compared to the effective tax rate for the six months ended June 30, 2015 is due to a decrease in the 2015 estimated annual effective tax rate as of June 30, 2015 compared to the estimated annual effective tax rate as of March 31, 2015. The decrease in the estimated annual effective tax rate as of June 30, 2015 compared to the estimate as of March 31, 2015 was primarily due to a decrease in our estimate of projected foreign income that is subject to U.S. tax for 2015.

Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

Comprehensive Income (Loss) to Shareholders

Comprehensive loss to shareholders was $132.9 million for the second quarter of 2015 compared to comprehensive income to shareholders of $250.6 million for the same period of 2014. Comprehensive loss to shareholders for the second quarter of 2015 included net income to shareholders of $91.4 million, a decrease in net unrealized gains on investments, net of taxes, of $235.2 million and an increase in foreign currency translation adjustments, net of taxes, of $10.4 million. Comprehensive income to shareholders for the second quarter of 2014 included an increase in net unrealized gains on investments, net of taxes, of $203.5 million and net income to shareholders of $40.1 million.

Comprehensive income to shareholders was $148.9 million for the six months ended June 30, 2015 compared to $480.9 million for the same period of 2014. Comprehensive income to shareholders for the six months ended June 30, 2015 included net income to shareholders of $282.4 million, a decrease in net unrealized gains on investments, net of taxes, of $123.0 million and a decrease in foreign currency translation adjustments, net of taxes, of $11.4 million. Comprehensive income to shareholders for the six months ended June 30, 2014 included an increase in net unrealized gains on investments, net of taxes, of $344.9 million and net income to shareholders of $127.8 million.

The decrease in net unrealized gains on investments, net of taxes, for both the quarter and six months ended June 30, 2015 was attributable to a decrease in the fair value of our fixed maturity portfolio as of June 30, 2015 compared to March 31, 2015 and December 31, 2014, respectively. The quarter ended June 30, 2015 also reflected the impact of a decline in the fair value of our equity portfolio.

The increase in net unrealized gains on investments, net of taxes, for both the quarter and six months ended June 30, 2014 was attributable to an increase in the fair value of both our fixed maturity and equity portfolios as of June 30, 2014 compared to March 31, 2014 and December 31, 2013, respectively.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $18.5 billion at June 30, 2015 compared to $18.6 billion at December 31, 2014. Net unrealized gains on investments, net of taxes, were $1.7 billion at June 30, 2015 compared to $1.8 billion at December 31, 2014. Equity securities were $4.4 billion, or 24% of invested assets, at June 30, 2015 compared to $4.1 billion, or 22% of invested assets, at December 31, 2014.

Net cash provided by operating activities was $238.0 million for the six months ended June 30, 2015 compared to $237.1 million for the same period of 2014. Net cash provided by operating activities for the six months ended June 30, 2015 included higher cash flows attributable to our Markel Ventures operations and lower payments for income taxes compared to the same period of 2014. Net cash provided by operating activities for the six months ended June 30, 2015 was net of a $29.0 million cash payment made to transfer our obligations under a reinsurance contract for life and annuity benefits to a third party. Net cash provided by operating activities for the six months ended June 30, 2015 was also net of a $69.9 million cash payment made in connection with a retrospective reinsurance transaction completed March 9, 2015, in which we ceded a portfolio of policies comprised of liabilities arising from A&E exposures that originated before 1992 to a third party. At the time of the transaction, reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $94.1 million. The net loss reserves underlying this transaction are expected to be formally transferred to the third party in 2015 by way of a Part VII transfer pursuant to the Financial Services and Markets Act 2000 of the United Kingdom. Due to the unique aspects of A&E exposures, the ultimate estimated value of loss reserves is subject to greater uncertainty than other types of claims. Although we believe our loss reserves for these A&E exposures were adequate, this transaction eliminates the uncertainty regarding the potential for adverse development of estimated ultimate liabilities on the underlying policies. While we recognize that the use of funds for this transaction results in lower investment income in the short term, eliminating these exposures provides us with additional flexibility to allocate capital from our insurance operations to our holding company, where we believe we may have opportunities to invest capital at a higher rate of return.

Net cash used by investing activities was $288.3 million for the six months ended June 30, 2015 compared to $243.5 million for the same period of 2014. Due to the low interest rate environment, during 2015, we continued to purchase equity securities and limit our allocation of funds for purchases of fixed maturities. We also allocated more cash and cash equivalents to short-term investments to maintain adequate liquidity and diversification. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $48.3 million for the six months ended June 30, 2015 compared to $38.8 million for the same period of 2014. Cash of $22.7 million and $17.4 million was used to repurchase shares of our common stock during the first six months of 2015 and 2014, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 22% at June 30, 2015 and 23% at December 31, 2014. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving and secured credit facilities and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

On May 19, 2015, we reduced the capacity of our $650 million secured credit facility, which expires in December 2015, to $550 million. We do not intend to renew this secured credit facility when it expires, however, we believe the capacity of our other credit facilities is sufficient to meet our needs.

Our holding company had $1.4 billion and $1.5 billion of invested assets at June 30, 2015 and December 31, 2014, respectively.

Shareholders' equity was $7.7 billion at June 30, 2015 and $7.6 billion at December 31, 2014. Book value per share increased to $554.97 at June 30, 2015 from $543.96 at December 31, 2014 primarily due to $148.9 million of comprehensive income to shareholders for the six months ended June 30, 2015.

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

As of June 30, 2015, the carrying value of goodwill and intangible assets denominated in a foreign currency, which is not matched or hedged, was $252.4 million, compared to $262.9 million as of December 31, 2014. The decrease is primarily due to the impact of the strengthening of the U.S. dollar against the Canadian dollar and the euro during the first quarter of 2015. During the six months ended June 30, 2015, there were no other material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2015, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the six months ended June 30, 2015, there were no material changes in our foreign government fixed maturity holdings.

The estimated fair value of our investment portfolio at June 30, 2015 was $18.5 billion, 76% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 24% of which was invested in equity securities. At December 31, 2014, the estimated fair value of our investment portfolio was $18.6 billion, 78% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 22% of which was invested in equity securities.

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

There were no changes in our internal control over financial reporting during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
we have substantial investments in municipal bonds (approximately $4.0 billion at June 30, 2015) and, although less than 15% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

•	we have recently completed a number of acquisitions, which may increase our operational and control risks for a period of time;

•	we may not realize the contemplated benefits, including cost savings and synergies, of our acquisitions;

•	any determination requiring the write-off of a significant portion of our goodwill and intangible assets;

•	the loss of services of any executive officer or other key personnel could adversely impact our operations;

•	our expanding international operations expose us to increased investment, political and economic risks, including foreign currency exchange rate and credit risk;

•	the effectiveness of our procedures for compliance with existing and ever increasing guidelines, policies and legal and regulatory standards, rules, laws and regulations; and

•	adverse changes in our assigned financial strength or debt ratings could adversely impact our ability to attract and retain business or obtain capital.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended June 30, 2015.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2015 through April 30, 2015	—	—	—	$267,319
May 1, 2015 through May 31, 2015	5,711	$765.34	5,711	$262,948
June 1, 2015 through June 30, 2015	—	—	—	$262,948
Total	5,711	$765.34	5,711	$262,948

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of August 2015.

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

10.1	Description of annual base salary for Anne G. Waleski effective May 11, 2015[k]

10.2	Description of cash retainer and annual restricted stock grant for non-employee directors effective May 11, 2015[k]

10.3	Markel Corporation Executive Bonus Plan (10.1)[l]

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Filed with this report.

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 13, 2011.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on November 18, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 5, 2001.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on August 11, 2004.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on September 21, 2009.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 31, 2011.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2013.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2014.

k.	Incorporated by reference from Item 5.02 in the Registrant's report on Form 8-K filed with the Commission on May 14, 2015.

l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 14, 2015.