Form 10-Q
period 2015-09-30
MARKEL CORP
filed 2015-11-04
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 28, 2015: 13,950,253

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $8,937,575 in 2015 and $9,929,137 in 2014)	$9,353,951	$10,422,882
Equity securities (cost of $2,290,017 in 2015 and $1,951,658 in 2014)	4,156,413	4,137,576
Short-term investments (estimated fair value approximates cost)	2,323,983	1,594,849
Total Investments	15,834,347	16,155,307
Cash and cash equivalents	2,261,201	1,960,169
Restricted cash and cash equivalents	371,794	522,225
Receivables	1,249,429	1,135,217
Reinsurance recoverable on unpaid losses	1,973,249	1,868,669
Reinsurance recoverable on paid losses	85,896	102,206
Deferred policy acquisition costs	379,767	353,410
Prepaid reinsurance premiums	367,626	365,458
Goodwill	1,043,713	1,049,115
Intangible assets	652,667	702,747
Other assets	961,884	985,834
Total Assets	$25,181,573	$25,200,357
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,388,209	$10,404,152
Life and annuity benefits	1,159,901	1,305,818
Unearned premiums	2,377,904	2,245,690
Payables to insurance and reinsurance companies	318,078	276,122
Senior long-term debt and other debt (estimated fair value of $2,441,000 in 2015 and $2,493,000 in 2014)	2,240,517	2,253,594
Other liabilities	942,873	1,051,931
Total Liabilities	17,427,482	17,537,307
Redeemable noncontrolling interests	50,584	61,048
Commitments and contingencies
Shareholders' equity:
Common stock	3,335,208	3,308,395
Retained earnings	2,942,606	2,581,866
Accumulated other comprehensive income	1,417,416	1,704,557
Total Shareholders' Equity	7,695,230	7,594,818
Noncontrolling interests	8,277	7,184
Total Equity	7,703,507	7,602,002
Total Liabilities and Equity	$25,181,573	$25,200,357
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$963,675	$954,007	$2,864,882	$2,868,981
Net investment income	87,060	91,096	270,521	269,980
Net realized investment gains (losses):
Other-than-temporary impairment losses	(18,281)	(2,851)	(23,373)	(3,858)
Net realized investment gains, excluding other-than-temporary impairment losses	3,574	7,046	20,342	32,567
Net realized investment gains (losses)	(14,707)	4,195	(3,031)	28,709
Other revenues	306,736	249,988	817,151	630,242
Total Operating Revenues	1,342,764	1,299,286	3,949,523	3,797,912
OPERATING EXPENSES
Losses and loss adjustment expenses	484,737	570,966	1,467,926	1,723,675
Underwriting, acquisition and insurance expenses	365,619	350,493	1,085,956	1,071,985
Amortization of intangible assets	18,914	13,505	50,503	40,992
Other expenses	290,749	231,193	763,986	598,303
Total Operating Expenses	1,160,019	1,166,157	3,368,371	3,434,955
Operating Income	182,745	133,129	581,152	362,957
Interest expense	30,064	29,648	88,664	89,136
Income Before Income Taxes	152,681	103,481	492,488	273,821
Income tax expense	48,271	26,657	101,619	68,355
Net Income	104,410	76,824	390,869	205,466
Net income attributable to noncontrolling interests	1,891	1,021	5,989	1,879
Net Income to Shareholders	$102,519	$75,803	$384,880	$203,587

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$(149,266)	$(7,532)	$(258,386)	$348,096
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(8)	123	111	118
Reclassification adjustments for net gains (losses) included in net income	6,000	(4,990)	(8,037)	(15,752)
Change in net unrealized gains on investments, net of taxes	(143,274)	(12,399)	(266,312)	332,462
Change in foreign currency translation adjustments, net of taxes	(10,854)	(27,223)	(22,283)	(19,639)
Change in net actuarial pension loss, net of taxes	475	320	1,407	964
Total Other Comprehensive Income (Loss)	(153,653)	(39,302)	(287,188)	313,787
Comprehensive Income (Loss)	(49,243)	37,522	103,681	519,253
Comprehensive income attributable to noncontrolling interests	1,900	1,020	5,942	1,890
Comprehensive Income (Loss) to Shareholders	$(51,143)	$36,502	$97,739	$517,363

NET INCOME PER SHARE
Basic	$7.43	$5.33	$27.76	$14.28
Diluted	$7.39	$5.30	$27.60	$14.21

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2013	13,986	$3,288,863	$2,294,909	$1,089,805	$6,673,577	$4,433	$6,678,010	$72,183
Net income (loss)			203,587	—	203,587	(1,072)	202,515	2,951
Other comprehensive income			—	313,776	313,776	—	313,776	11
Comprehensive Income (Loss)					517,363	(1,072)	516,291	2,962
Issuance of common stock	16	4,960	—	—	4,960	—	4,960	—
Repurchase of common stock	(44)	—	(25,922)	—	(25,922)	—	(25,922)	—
Restricted stock units expensed	—	18,421	—	—	18,421	—	18,421	—
Adjustment of redeemable noncontrolling interests	—	—	(3,843)	—	(3,843)	—	(3,843)	3,843
Purchase of noncontrolling interest	—	(10,257)	—	—	(10,257)	905	(9,352)	(18,566)
Other	—	881	13	—	894	3,910	4,804	(3,173)
September 30, 2014	13,958	$3,302,868	$2,468,744	$1,403,581	$7,175,193	$8,176	$7,183,369	$57,249

December 31, 2014	13,962	$3,308,395	$2,581,866	$1,704,557	$7,594,818	$7,184	$7,602,002	$61,048
Net income			384,880	—	384,880	745	385,625	5,244
Other comprehensive loss			—	(287,141)	(287,141)	—	(287,141)	(47)
Comprehensive Income					97,739	745	98,484	5,197
Issuance of common stock	20	3,971	—	—	3,971	—	3,971	—
Repurchase of common stock	(32)	—	(27,262)	—	(27,262)	—	(27,262)	—
Restricted stock units expensed	—	19,983	—	—	19,983	—	19,983	—
Adjustment of redeemable noncontrolling interests	—	—	3,091	—	3,091	—	3,091	(3,091)
Purchase of noncontrolling interest	—	(1,447)	—	—	(1,447)	—	(1,447)	(8,224)
Other	—	4,306	31	—	4,337	348	4,685	(4,346)
September 30, 2015	13,950	$3,335,208	$2,942,606	$1,417,416	$7,695,230	$8,277	$7,703,507	$50,584

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$390,869	$205,466
Adjustments to reconcile net income to net cash provided by operating activities	159,516	331,162
Net Cash Provided By Operating Activities	550,385	536,628
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	211,479	1,183,237
Proceeds from maturities, calls and prepayments of fixed maturities	1,162,500	1,110,128
Cost of fixed maturities and equity securities purchased	(928,601)	(2,687,075)
Net change in short-term investments	(687,673)	(213,618)
Proceeds from sales of equity method investments	22,204	101,938
Cost of equity method investments	(21,464)	(9,441)
Change in restricted cash and cash equivalents	136,203	203,635
Additions to property and equipment	(62,055)	(52,350)
Acquisitions, net of cash acquired	—	(316,307)
Other	(761)	(1,487)
Net Cash Used By Investing Activities	(168,168)	(681,340)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	49,771	64,075
Repayment of senior long-term debt and other debt	(55,743)	(40,397)
Repurchases of common stock	(27,262)	(25,922)
Issuance of common stock	3,971	4,960
Purchase of noncontrolling interests	(12,474)	(25,918)
Distributions to noncontrolling interests	(3,724)	(3,463)
Other	(11,220)	(20,074)
Net Cash Used By Financing Activities	(56,681)	(46,739)
Effect of foreign currency rate changes on cash and cash equivalents	(24,504)	(21,484)
Increase (decrease) in cash and cash equivalents	301,032	(212,935)
Cash and cash equivalents at beginning of period	1,960,169	1,978,526
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,261,201	$1,765,591

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

The consolidated balance sheet as of September 30, 2015, the related consolidated statements of income and comprehensive income (loss) for the quarters and nine months ended September 30, 2015 and 2014, and the consolidated statements of changes in equity and cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2014 was derived from Markel Corporation's audited annual consolidated financial statements.

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

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which deferred the original effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and may be applied retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Early application is permitted, but not before the first quarter of 2017. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements. Adoption of this ASU is not expected to have a significant impact on the Company's insurance operations, but may impact the Company's non-insurance operations.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset on the balance sheet. The amortization of debt issuance costs will continue to be included in interest expense. ASU No. 2015-03 becomes effective for the Company during the first quarter of 2016 and will be applied retrospectively to all prior periods presented. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies that software licenses contained in a cloud computing arrangement should be capitalized if the customer has the right to take possession of the software and the ability to run the software outside of the cloud computing arrangement. ASU No. 2015-05 becomes effective for the Company during the first quarter of 2016 and may be applied prospectively or retrospectively. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2015, the FASB issued ASU No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The ASU requires significant new disclosures for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The guidance requires annual tabular disclosure, on a disaggregated basis, of undiscounted incurred and paid claim and allocated claim adjustment expense development by accident year, on a net basis after reinsurance, for up to 10 years. Tables must also include the total incurred but not reported claims liabilities, plus expected development on reported claims, and claims frequency for each accident year. A description of estimation methodologies and any significant changes in methodologies and assumptions used to calculate the liability and frequency is also required. Based on the disaggregated claims information in the tables, disclosure of historical average annual percentage payout of incurred claims is also required. Interim period disclosures must include a tabular rollforward and related qualitative information for the liability for unpaid losses and loss adjustment expenses for both long-duration and short-duration contracts. ASU No. 2015-09 becomes effective for the Company during 2016, with interim disclosures required beginning in the first quarter of 2017. The ASU must be applied retrospectively by providing comparative disclosures for each period presented. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows, but will expand the nature and extent of its insurance contract disclosures, as described above.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value and eliminates the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. ASU 2015-11 becomes effective for the Company during the first quarter of 2016 and will be applied prospectively. Early application is permitted. The Company is currently evaluating ASU No. 2015-11 to determine the potential impact that adopting this standard will have on its consolidated financial statements. Adoption of this ASU is not expected to impact the Company's insurance operations, but may impact the Company's non-insurance operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 becomes effective for the Company during the first quarter of 2016 and will be applied prospectively. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

3. Investments

a)The following tables summarize the Company's available-for-sale investments.

	September 30, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$696,980	$13,360	$(1,545)	$—	$708,795
Obligations of states, municipalities and political subdivisions	3,766,517	198,495	(8,688)	—	3,956,324
Foreign governments	1,338,511	139,447	(826)	—	1,477,132
Commercial mortgage-backed securities	441,814	10,808	(1,107)	—	451,515
Residential mortgage-backed securities	860,869	34,272	(2,079)	(2,258)	890,804
Asset-backed securities	45,470	55	(125)	—	45,400
Corporate bonds	1,787,414	48,535	(10,288)	(1,680)	1,823,981
Total fixed maturities	8,937,575	444,972	(24,658)	(3,938)	9,353,951
Equity securities:
Insurance, banks and other financial institutions	629,814	658,077	(12,482)	—	1,275,409
Industrial, consumer and all other	1,660,203	1,281,314	(60,513)	—	2,881,004
Total equity securities	2,290,017	1,939,391	(72,995)	—	4,156,413
Short-term investments	2,323,917	71	(5)	—	2,323,983
Investments, available-for-sale	$13,551,509	$2,384,434	$(97,658)	$(3,938)	$15,834,347

	December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$662,462	$12,963	$(2,163)	$—	$673,262
Obligations of states, municipalities and political subdivisions	4,075,748	245,158	(3,359)	—	4,317,547
Foreign governments	1,458,255	154,707	(1,041)	—	1,611,921
Commercial mortgage-backed securities	427,904	5,325	(2,602)	—	430,627
Residential mortgage-backed securities	954,263	34,324	(3,482)	(2,258)	982,847
Asset-backed securities	100,073	99	(682)	—	99,490
Corporate bonds	2,250,432	69,016	(10,441)	(1,819)	2,307,188
Total fixed maturities	9,929,137	521,592	(23,770)	(4,077)	10,422,882
Equity securities:
Insurance, banks and other financial institutions	523,739	789,717	(1,531)	—	1,311,925
Industrial, consumer and all other	1,427,919	1,403,566	(5,834)	—	2,825,651
Total equity securities	1,951,658	2,193,283	(7,365)	—	4,137,576
Short-term investments	1,594,819	36	(6)	—	1,594,849
Investments, available-for-sale	$13,475,614	$2,714,911	$(31,141)	$(4,077)	$16,155,307

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2015
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$72,511	$(1,265)	$93,566	$(280)	$166,077	$(1,545)
Obligations of states, municipalities and political subdivisions	297,670	(5,618)	59,482	(3,070)	357,152	(8,688)
Foreign governments	27,208	(594)	41,433	(232)	68,641	(826)
Commercial mortgage-backed securities	66,074	(258)	100,233	(849)	166,307	(1,107)
Residential mortgage-backed securities	24,353	(2,321)	147,001	(2,016)	171,354	(4,337)
Asset-backed securities	5,678	(2)	26,720	(123)	32,398	(125)
Corporate bonds	270,889	(6,364)	343,268	(5,604)	614,157	(11,968)
Total fixed maturities	764,383	(16,422)	811,703	(12,174)	1,576,086	(28,596)
Equity securities:
Insurance, banks and other financial institutions	139,456	(11,308)	6,676	(1,174)	146,132	(12,482)
Industrial, consumer and all other	387,475	(60,006)	19,085	(507)	406,560	(60,513)
Total equity securities	526,931	(71,314)	25,761	(1,681)	552,692	(72,995)
Short-term investments	139,990	(5)	—	—	139,990	(5)
Total	$1,431,304	$(87,741)	$837,464	$(13,855)	$2,268,768	$(101,596)

At September 30, 2015, the Company held 567 securities with a total estimated fair value of $2.3 billion and gross unrealized losses of $101.6 million. Of these 567 securities, 268 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $837.5 million and gross unrealized losses of $13.9 million. Of these securities, 262 securities were fixed maturities and six were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

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

c)The amortized cost and estimated fair value of fixed maturities at September 30, 2015 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$538,793	$541,638
Due after one year through five years	1,899,246	1,950,115
Due after five years through ten years	1,655,136	1,753,390
Due after ten years	3,496,247	3,721,089
	7,589,422	7,966,232
Commercial mortgage-backed securities	441,814	451,515
Residential mortgage-backed securities	860,869	890,804
Asset-backed securities	45,470	45,400
Total fixed maturities	$8,937,575	$9,353,951

d)The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Interest:
Municipal bonds (tax-exempt)	$21,979	$24,505	$72,124	$72,796
Municipal bonds (taxable)	14,667	13,523	42,917	35,133
Other taxable bonds	34,368	38,741	103,519	114,594
Short-term investments, including overnight deposits	1,287	1,530	3,654	4,612
Dividends on equity securities	17,887	14,678	55,544	46,042
Income (loss) from equity method investments	(4)	2,253	3,052	7,294
Other	37	(266)	577	1,436
	90,221	94,964	281,387	281,907
Investment expenses	(3,161)	(3,868)	(10,866)	(11,927)
Net investment income	$87,060	$91,096	$270,521	$269,980

e)Cumulative credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss) were $10.7 million at September 30, 2015 and $12.7 million at December 31, 2014.

f)The following table presents net realized investment gains (losses) and the change in net unrealized gains on investments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Realized gains:
Sales of fixed maturities	$435	$739	$2,769	$6,381
Sales of equity securities	11,329	10,793	34,285	36,942
Other	1,026	134	3,297	11,958
Total realized gains	12,790	11,666	40,351	55,281
Realized losses:
Sales of fixed maturities	(3,730)	(1,658)	(3,947)	(17,805)
Sales of equity securities	(400)	(175)	(672)	(373)
Other-than-temporary impairments	(18,281)	(2,851)	(23,373)	(3,858)
Other	(5,086)	(2,787)	(15,390)	(4,536)
Total realized losses	(27,497)	(7,471)	(43,382)	(26,572)
Net realized investment gains (losses)	$(14,707)	$4,195	$(3,031)	$28,709
Change in net unrealized gains on investments:
Fixed maturities	$102,844	$41,615	$(77,369)	$337,865
Equity securities	(313,075)	(57,773)	(319,522)	160,936
Short-term investments	45	37	36	35
Net increase (decrease)	$(210,186)	$(16,121)	$(396,855)	$498,836

For the quarter ended September 30, 2015, other-than-temporary impairment losses recognized in net income and included in net realized investment losses totaled $18.3 million and were attributable to eight equity securities. The write downs for the quarter included $14.3 million related to equities in industrial, consumer, or other types of business and $4.0 million related to equities in insurance, banks, and other financial institutions. For the nine months ended September 30, 2015, other-than-temporary impairment losses recognized in net income and included in net realized investment losses totaled $23.4 million and were attributable to 16 equity securities. The write downs for the nine-month period included $18.8 million related to equities in industrial, consumer, or other types of business, and $4.6 million related to equities in insurance, banks, and other financial institutions. For the quarter ended September 30, 2014, other-than-temporary impairment losses recognized in net income and included in net realized investment gains included losses attributable to fixed maturities totaling $0.1 million and losses attributable to equity securities totaling $2.7 million. For the nine months ended September 30, 2014, other-than-temporary impairment losses recognized in net income and included in net realized investment gains included losses attributable to fixed maturities totaling $0.3 million and losses attributable to equity securities totaling $3.6 million.

g)The following table presents the components of restricted assets.

(dollars in thousands)	September 30, 2015	December 31, 2014
Restricted assets held in trust or on deposit to support underwriting activities	$4,733,990	$4,961,061
Investments and cash and cash equivalents pledged as security for letters of credit	654,208	635,340
Total	$5,388,198	$5,596,401

Total restricted assets are included on the Company's consolidated balance sheets as follows.

(dollars in thousands)	September 30, 2015	December 31, 2014
Investments, available-for-sale	$5,016,404	$5,040,413
Restricted cash and cash equivalents	371,794	522,225
Other assets	—	33,763
Total	$5,388,198	$5,596,401

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

	September 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$708,795	$—	$708,795
Obligations of states, municipalities and political subdivisions	—	3,956,324	—	3,956,324
Foreign governments	—	1,477,132	—	1,477,132
Commercial mortgage-backed securities	—	451,515	—	451,515
Residential mortgage-backed securities	—	890,804	—	890,804
Asset-backed securities	—	45,400	—	45,400
Corporate bonds	—	1,823,981	—	1,823,981
Total fixed maturities	—	9,353,951	—	9,353,951
Equity securities:
Insurance, banks and other financial institutions	1,275,409	—	—	1,275,409
Industrial, consumer and all other	2,881,004	—	—	2,881,004
Total equity securities	4,156,413	—	—	4,156,413
Short-term investments	2,224,533	99,450	—	2,323,983
Total investments available-for-sale	$6,380,946	$9,453,401	$—	$15,834,347

	December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$673,262	$—	$673,262
Obligations of states, municipalities and political subdivisions	—	4,317,547	—	4,317,547
Foreign governments	—	1,611,921	—	1,611,921
Commercial mortgage-backed securities	—	430,627	—	430,627
Residential mortgage-backed securities	—	982,847	—	982,847
Asset-backed securities	—	99,490	—	99,490
Corporate bonds	—	2,307,188	—	2,307,188
Total fixed maturities	—	10,422,882	—	10,422,882
Equity securities:
Insurance, banks and other financial institutions	1,311,925	—	—	1,311,925
Industrial, consumer and all other	2,825,651	—	—	2,825,651
Total equity securities	4,137,576	—	—	4,137,576
Short-term investments	1,469,975	124,874	—	1,594,849
Total investments available-for-sale	$5,607,551	$10,547,756	$—	$16,155,307

There were no transfers into or out of Level 1 and Level 2 during the nine months ended September 30, 2015 and 2014.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2015 and 2014.

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

	Quarter Ended September 30, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$635,926	$284,576	$239,094	$(1,232)		$—	$1,158,364
Net written premiums	536,285	213,423	204,336	(860)		—	953,184

Earned premiums	534,615	225,034	204,825	(799)		—	963,675
Losses and loss adjustment expenses:
Current accident year	(357,400)	(162,024)	(128,428)	—		—	(647,852)
Prior accident years	74,976	57,860	24,241	6,038		—	163,115
Underwriting, acquisition and insurance expenses	(200,272)	(92,680)	(72,449)	(218)		—	(365,619)
Underwriting profit	51,919	28,190	28,189	5,021		—	113,319
Net investment income	—	—	—	—		87,060	87,060
Net realized investment losses	—	—	—	—		(14,707)	(14,707)
Other revenues (insurance)	(41)	1,096	246	42		—	1,343
Other expenses (insurance)	(960)	(1,379)	—	(6,913)		—	(9,252)
Segment profit (loss)	$50,918	$27,907	$28,435	$(1,850)		$72,353	$177,763
Other revenues (non-insurance)							305,393
Other expenses (non-insurance)							(281,497)
Amortization of intangible assets							(18,914)
Interest expense							(30,064)
Income before income taxes							$152,681
U.S. GAAP combined ratio (1)	90%	87%	86%	NM	(2)		88%

	Quarter Ended September 30, 2014
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$619,510	$271,045	$206,125	$(230)		$—	$1,096,450
Net written premiums	520,511	194,639	166,848	(217)		—	881,781

Earned premiums	516,753	216,764	220,513	(23)		—	954,007
Losses and loss adjustment expenses:
Current accident year	(348,877)	(160,132)	(155,189)	—		—	(664,198)
Prior accident years	60,944	30,791	8,258	(6,761)		—	93,232
Underwriting, acquisition and insurance expenses	(202,765)	(81,706)	(65,874)	(148)		—	(350,493)
Underwriting profit (loss)	26,055	5,717	7,708	(6,932)		—	32,548
Net investment income	—	—	—	—		91,096	91,096
Net realized investment gains	—	—	—	—		4,195	4,195
Other revenues (insurance)	563	3,478	(864)	1,022		—	4,199
Other expenses (insurance)	(1,325)	(3,831)	—	(8,330)		—	(13,486)
Segment profit (loss)	$25,293	$5,364	$6,844	$(14,240)		$95,291	$118,552
Other revenues (non-insurance)							245,789
Other expenses (non-insurance)							(217,707)
Amortization of intangible assets							(13,505)
Interest expense							(29,648)
Income before income taxes							$103,481
U.S. GAAP combined ratio (1)	95%	97%	97%	NM	(2)		97%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,890,144	$911,962	$875,676	$(1,159)		$—	$3,676,623
Net written premiums	1,587,092	700,260	736,068	(462)		—	3,022,958

Earned premiums	1,569,615	654,936	640,719	(388)		—	2,864,882
Losses and loss adjustment expenses:
Current accident year	(1,015,492)	(479,764)	(431,791)	—		—	(1,927,047)
Prior accident years	211,177	177,883	65,746	4,315		—	459,121
Underwriting, acquisition and insurance expenses	(597,388)	(266,091)	(222,172)	(305)		—	(1,085,956)
Underwriting profit	167,912	86,964	52,502	3,622		—	311,000
Net investment income	—	—	—	—		270,521	270,521
Net realized investment losses	—	—	—	—		(3,031)	(3,031)
Other revenues (insurance)	3,564	7,398	1,138	369		—	12,469
Other expenses (insurance)	(3,149)	(4,101)	—	(17,610)		—	(24,860)
Segment profit (loss)	$168,327	$90,261	$53,640	$(13,619)		$267,490	$566,099
Other revenues (non-insurance)							804,682
Other expenses (non-insurance)							(739,126)
Amortization of intangible assets							(50,503)
Interest expense							(88,664)
Income before income taxes							$492,488
U.S. GAAP combined ratio (1)	89%	87%	92%	NM	(2)		89%

	Nine Months Ended September 30, 2014
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,876,114	$924,401	$999,036	$34		$—	$3,799,585
Net written premiums	1,554,847	694,311	855,930	335		—	3,105,423

Earned premiums	1,499,571	678,772	690,117	521		—	2,868,981
Losses and loss adjustment expenses:
Current accident year	(997,804)	(495,441)	(490,555)	—		—	(1,983,800)
Prior accident years	142,381	102,658	49,811	(34,725)		—	260,125
Underwriting, acquisition and insurance expenses	(595,208)	(250,157)	(226,109)	(511)		—	(1,071,985)
Underwriting profit (loss)	48,940	35,832	23,264	(34,715)		—	73,321
Net investment income	—	—	—	—		269,980	269,980
Net realized investment gains	—	—	—	—		28,709	28,709
Other revenues (insurance)	3,333	15,183	2,304	1,208		—	22,028
Other expenses (insurance)	(4,436)	(11,539)	(1,097)	(25,615)		—	(42,687)
Segment profit (loss)	$47,837	$39,476	$24,471	$(59,122)		$298,689	$351,351
Other revenues (non-insurance)							608,214
Other expenses (non-insurance)							(555,616)
Amortization of intangible assets							(40,992)
Interest expense							(89,136)
Income before income taxes							$273,821
U.S. GAAP combined ratio (1)	97%	95%	97%	NM	(2)		97%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2015	December 31, 2014
Segment assets:
Investing	$18,342,049	$18,531,150
Underwriting	5,620,534	5,422,445
Total segment assets	23,962,583	23,953,595
Non-insurance operations	1,218,990	1,246,762
Total assets	$25,181,573	$25,200,357

6. Senior Long-Term Debt and Other Debt

Alterra Capital Holdings Limited and Markel Bermuda Limited are party to a secured credit facility, which expires on December 15, 2015. On May 19, 2015, the Company reduced the capacity of the secured credit facility from $650 million to $550 million. On October 19, 2015, the Company further reduced the capacity of the secured credit facility to $450 million.

7. Other Revenues and Other Expenses

The following tables summarize the components of other revenues and other expenses.

	Quarter Ended September 30,
	2015		2014
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$1,055	$2,339	$3,812	$4,832
Life and annuity	42	6,913	1,022	8,330
Other	246	—	(635)	324
	1,343	9,252	4,199	13,486
Non-Insurance:
Markel Ventures: Manufacturing	216,057	192,707	169,754	148,690
Markel Ventures: Non-Manufacturing	83,098	83,104	70,303	64,728
Other	6,238	5,686	5,732	4,289
	305,393	281,497	245,789	217,707
Total	$306,736	$290,749	$249,988	$231,193

	Nine Months Ended September 30,
	2015		2014
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$10,043	$7,250	$17,764	$14,931
Life and annuity	369	17,610	1,208	25,615
Other	2,057	—	3,056	2,141
	12,469	24,860	22,028	42,687
Non-Insurance:
Markel Ventures: Manufacturing	567,960	513,087	395,448	355,480
Markel Ventures: Non-Manufacturing	216,191	209,947	199,457	185,648
Other	20,531	16,092	13,309	14,488
	804,682	739,126	608,214	555,616
Total	$817,151	$763,986	$630,242	$598,303

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

8. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended September 30,
	2015		2014
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$878,269	$881,512	$841,582	$875,191
Assumed	280,095	293,481	254,868	301,665
Ceded	(205,180)	(211,318)	(214,669)	(222,849)
Net premiums	$953,184	$963,675	$881,781	$954,007

	Nine Months Ended September 30,
	2015		2014
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$2,631,734	$2,601,458	$2,613,339	$2,556,350
Assumed	1,044,889	910,640	1,186,246	985,981
Ceded	(653,665)	(647,216)	(694,162)	(673,350)
Net premiums	$3,022,958	$2,864,882	$3,105,423	$2,868,981

The percentage of ceded earned premiums to gross earned premiums was 18% for the quarter and nine months ended September 30, 2015 and 19% for the quarter and nine months ended September 30, 2014. The percentage of assumed earned premiums to net earned premiums was 30% and 32%, respectively, for the quarters ended September 30, 2015 and 2014 and 32% and 34%, respectively, for the nine months ended September 30, 2015 and 2014.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $53.8 million and $91.1 million, respectively, for the quarters ended September 30, 2015 and 2014 and $285.9 million and $330.0 million, respectively, for the nine months ended September 30, 2015 and 2014.

On March 9, 2015, the Company completed a retrospective reinsurance transaction to cede a portfolio of policies primarily comprised of liabilities arising from asbestos and environmental exposures that originated before 1992 in exchange for payments totaling $89.0 million, which included cash paid at closing of $69.9 million. At the time of the transaction, reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $94.1 million, resulting in a deferred gain of $5.1 million which will be recognized in earnings in proportion to actual reinsurance recoveries received pursuant to the transaction. The ceded reserves attributable to asbestos and environmental exposures represented approximately 30% of our net asbestos and environmental reserves for losses and loss adjustment expenses as of December 31, 2014.

On October 30, 2015, the Company completed a retrospective reinsurance transaction to cede a portfolio of policies primarily comprised of liabilities arising from asbestos and environmental exposures that originated before 1987 in exchange for cash payments totaling $86.5 million. The transaction provides up to $300 million of coverage for losses in excess of a $97.0 million retention on the ceded policies and 50% coverage on an additional $100 million of losses. The transaction is effective as of January 1, 2015, at which time reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $173.4 million. After considering our retention on the ceded policies, ceded reserves for unpaid losses and loss adjustment expenses totaled $76.4 million, resulting in a loss of $10.1 million on the transaction. The ceded reserves attributable to asbestos and environmental exposures represented approximately 25% of our net asbestos and environmental reserves for losses and loss adjustment expenses as of December 31, 2014.

9. Income Taxes

The effective tax rate was 21% and 25% for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income and foreign tax credits for foreign taxes paid. In previous periods, foreign taxes paid were not available for use as tax credits against the Company's U.S. provision for income taxes. Based on the Company's estimated earnings from foreign operations in 2015, the Company expects that significant foreign taxes paid, both in the current period and prior periods, will be available for use as credits against its U.S. provision for income taxes in 2015. These projected tax credits will expire in 2025. For the nine months ended September 30, 2014, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the effective tax rate for 2015 compared to 2014 was primarily due to the impact of the foreign tax credits described above. This decrease was partially offset by the impact of anticipating a smaller tax benefit related to tax-exempt investment income, which resulted from having higher estimated income before income taxes in 2015 compared to 2014.

The effective tax rate for the quarter ended September 30, 2015 was 32%. The difference in the effective tax rate for the quarter ended September 30, 2015 compared to the effective tax rate for the nine months ended September 30, 2015 is due to an increase in the 2015 estimated annual effective tax rate as of September 30, 2015 compared to the estimated annual effective tax rate as of June 30, 2015. This increase was primarily due to the impact of anticipating a smaller tax benefit related to tax-exempt investment income and foreign taxes paid, as a result of an increase in our estimated income before income taxes for 2015.

The Internal Revenue Service is currently examining the Company’s 2012 federal income tax return. The Company believes its income tax liabilities were adequate as of September 30, 2015, however, these liabilities could be adjusted as a result of this examination.

10. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income to shareholders	$102,519	$75,803	$384,880	$203,587
Adjustment of redeemable noncontrolling interests	1,376	(1,259)	3,091	(3,843)
Adjusted net income to shareholders	$103,895	$74,544	$387,971	$199,744

Basic common shares outstanding	13,983	13,981	13,977	13,986
Dilutive potential common shares from conversion of options	8	11	9	11
Dilutive potential common shares from conversion of restricted stock	71	65	70	58
Diluted shares outstanding	14,062	14,057	14,056	14,055
Basic net income per share	$7.43	$5.33	$27.76	$14.28
Diluted net income per share	$7.39	$5.30	$27.60	$14.21

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the nine months ended September 30, 2015 and 2014.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2013	$1,131,507	$(11,246)	$(30,456)	$1,089,805
Other comprehensive income (loss) before reclassifications	348,214	(19,650)	—	328,564
Amounts reclassified from accumulated other comprehensive income	(15,752)	—	964	(14,788)
Total other comprehensive income (loss)	332,462	(19,650)	964	313,776
September 30, 2014	$1,463,969	$(30,896)	$(29,492)	$1,403,581

December 31, 2014	$1,793,254	$(43,491)	$(45,206)	$1,704,557
Other comprehensive loss before reclassifications	(258,275)	(22,236)	—	(280,511)
Amounts reclassified from accumulated other comprehensive income	(8,037)	—	1,407	(6,630)
Total other comprehensive income (loss)	(266,312)	(22,236)	1,407	(287,141)
September 30, 2015	$1,526,942	$(65,727)	$(43,799)	$1,417,416

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$(71,549)	$(1,895)	$(129,546)	$171,309
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(10)	31	28	600
Reclassification adjustments for net gains (losses) included in net income	4,647	(1,858)	(1,025)	(5,535)
Change in net unrealized gains on investments	(66,912)	(3,722)	(130,543)	166,374
Change in foreign currency translation adjustments	829	43	1,662	1,509
Change in net actuarial pension loss	119	80	352	241
Total	$(65,964)	$(3,599)	$(128,529)	$168,124

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(18,281)	$(2,851)	$(23,373)	$(3,858)
Net realized investment gains, excluding other-than-temporary impairment losses	7,634	9,699	32,435	25,145
Total before taxes	(10,647)	6,848	9,062	21,287
Income taxes	4,647	(1,858)	(1,025)	(5,535)
Reclassification of unrealized holding gains (losses), net of taxes	$(6,000)	$4,990	$8,037	$15,752

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(594)	$(400)	$(1,759)	$(1,205)
Income taxes	119	80	352	241
Reclassification of net actuarial pension loss, net of taxes	$(475)	$(320)	$(1,407)	$(964)

12. Commitments and Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

On September 9, 2015, the Company entered into a definitive agreement to purchase substantially all of the assets of CATCo Investment Management, Ltd. (CATCo IM) and CATCo-Re Ltd. CATCo IM is a leading insurance-linked securities investment manager and reinsurance manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. The total purchase price for the acquired assets is expected to be approximately $200 million, all of which is expected to be paid in cash. The transaction is expected to close in the fourth quarter of 2015 and is subject to completion of various conditions and regulatory approvals.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Underwriting profit	$113,319	$32,548	$311,000	$73,321
Net investment income	87,060	91,096	270,521	269,980
Net realized investment gains (losses)	(14,707)	4,195	(3,031)	28,709
Other revenues	306,736	249,988	817,151	630,242
Amortization of intangible assets	(18,914)	(13,505)	(50,503)	(40,992)
Other expenses	(290,749)	(231,193)	(763,986)	(598,303)
Interest expense	(30,064)	(29,648)	(88,664)	(89,136)
Income tax expense	(48,271)	(26,657)	(101,619)	(68,355)
Net income attributable to noncontrolling interests	(1,891)	(1,021)	(5,989)	(1,879)
Net income to shareholders	$102,519	$75,803	$384,880	$203,587

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

Consolidated
The following table presents selected data from our underwriting operations.

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015		2014		2015		2014
Gross premium volume	$1,158,364		$1,096,450		$3,676,623		$3,799,585
Net written premiums	953,184		881,781		3,022,958		3,105,423
Net retention	82%		80%		82%		82%
Earned premiums	963,675		954,007		2,864,882		2,868,981
Losses and loss adjustment expenses	484,737		570,966		1,467,926		1,723,675
Underwriting, acquisition and insurance expenses	365,619		350,493		1,085,956		1,071,985
Underwriting profit	113,319		32,548		311,000		73,321

U.S. GAAP Combined Ratios (1)
U.S. Insurance	90%		95%		89%		97%
International Insurance	87%		97%		87%		95%
Reinsurance	86%		97%		92%		97%
Other Insurance (Discontinued Lines)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
Markel Corporation (Consolidated)	88%		97%		89%		97%

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

Our combined ratio was 88% and 89%, respectively for the quarter and nine months ended September 30, 2015 compared to 97% for both the quarter and nine months ended September 30, 2014.

For the quarter and nine months ended September 30, 2015, the decrease in the consolidated combined ratio was driven by more favorable development on prior years' loss reserves in 2015 compared to 2014 in each of our underwriting segments and a lower current accident year loss ratio in 2015. For the nine months ended September 30, 2015, the increase in prior year redundancies compared to 2014 was due in part to a decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses as a result of ceding a significant portion of our A&E exposures to a third party during the first quarter of 2015. As a result of this decrease in estimated volatility, our level of confidence in our net reserves for unpaid losses and loss adjustment expenses increased. Therefore, management reduced prior years' loss reserves by $36.0 million, or approximately one point on the consolidated combined ratio, in order to maintain a consolidated confidence level in a range consistent with our historic levels. This reduction in prior years' loss reserves occurred in our U.S. Insurance and International Insurance segments. Prior year losses for the nine months ended September 30, 2014 included $27.2 million of adverse development on A&E exposures within our Other Insurance (Discontinued Lines) segment as a result of our annual review of these exposures, with no comparable adverse development during the nine months ended September 30, 2015.

Also contributing to the decrease in the consolidated combined ratio for the quarter and nine months ended September 30, 2015 was a lower current accident year loss ratio. For the quarter ended September 30, 2015, the decrease in the current accident year loss ratio was due to lower attritional losses in our International Insurance and Reinsurance segments compared to the same period of 2014. For the nine months ended September 30, 2015, the decrease in the current accident year loss ratio was due to lower attritional losses in our U.S. Insurance and Reinsurance segments compared to 2014.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 90% and 89%, respectively, for the quarter and nine months ended September 30, 2015 compared to 95% and 97%, respectively, for the same periods of 2014.

For the quarter ended September 30, 2015, the decrease in the combined ratio was driven by more favorable development of prior accident years' loss reserves and a lower expense ratio.

•
The U.S. Insurance segment's combined ratio for the quarter ended September 30, 2015 included $75.0 million of favorable development on prior years' loss reserves compared to $60.9 million for the same period in 2014. The increase in prior year redundancies in 2015 was driven by favorable prior year development in the Global Insurance division in 2015, primarily on our inland marine product line, compared to slightly adverse development in 2014. Favorable development on prior years' loss reserves experienced within the U.S. Insurance segment in 2015 occurred across several product lines, but was most significant on our casualty product lines on the 2013 and 2014 accident years. Favorable development on prior years' loss reserves in 2015 was partially offset by adverse development on our Program business across several accident years. The redundancies on prior years' loss reserves during 2014 were most significant on our casualty product lines across several accident years.

•
The decrease in the expense ratio for the quarter ended September 30, 2015 was due to higher earned premiums in our Specialty division, lower general expenses and higher ceding commissions, driven by more favorable ceding commission rates in 2015 compared to 2014.

For the nine months ended September 30, 2015, the decrease in the combined ratio was driven by more favorable development of prior accident years' loss reserves, as well as a lower current accident year loss ratio and a lower expense ratio.

•	The decrease in the current accident year loss ratio for the nine months ended September 30, 2015 was driven by lower attritional losses within each of our divisions, across several product lines.

•
The U.S. Insurance segment's combined ratio for the nine months ended September 30, 2015 included $211.2 million of favorable development on prior years' loss reserves compared to $142.4 million for the same period in 2014. The increase in prior year redundancies in 2015 was due in part to an increase in the confidence level of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, which resulted in a $36.0 million reduction to consolidated prior years' loss reserves, of which $19.0 million was in the U.S. Insurance segment (approximately one point on the segment combined ratio). We also experienced favorable development on prior years' loss reserves in our Global Insurance division in 2015, primarily on our inland marine product line, compared to adverse development in 2014. Other favorable development on prior years' loss reserves experienced within the U.S. Insurance segment during 2015 was most significant on our casualty lines, across several accident years, and on our brokerage property and workers' compensation product lines, primarily on the 2011 to 2014 accident years. In 2014, the redundancies on prior years' loss reserves were most significant on our casualty product lines across several accident years. Favorable development on our casualty product lines in 2014 was partially offset by $17.6 million of adverse development on our architects and engineers product line, primarily on the 2008 through 2013 accident years.

•	The decrease in the expense ratio for the nine months ended September 30, 2015 was primarily due to higher earned premiums in our Specialty division and lower general expenses.

International Insurance Segment

The combined ratio for the International Insurance segment was 87% for both the quarter and nine months ended September 30, 2015 compared to 97% and 95%, respectively, for the same periods of 2014.

For the quarter ended September 30, 2015, the decrease in the combined ratio was driven by more favorable development on prior years' loss reserves compared to the same period of 2014. An increase in the expense ratio was partially offset by a lower current accident year loss ratio.

•	The decrease in the current accident year loss ratio was driven by lower property losses in 2015 compared to 2014.

•
The International Insurance segment's combined ratio for the quarter ended September 30, 2015 included $57.9 million of favorable development on prior years' loss reserves compared to $30.8 million in 2014. In both 2014 and 2015, the favorable development on prior years' loss reserves was most significant on our professional liability, general liability and marine and energy product lines. In 2015, favorable development on prior years' loss reserves was most significant on the 2012 through 2014 accident years. In 2014, favorable development on prior years' loss reserves was most significant on the 2010 through 2012 accident years. The increase in prior year redundancies in the third quarter of 2015 compared to the third quarter of 2014 was driven by more favorable development on our general liability, professional liability and property product lines.

•
The increase in the expense ratio was due to higher profit sharing costs and higher commissions, due to changes in mix of business, partially offset by the impact of higher earned premiums in 2015 compared to 2014.

For the nine months ended September 30, 2015, the decrease in the combined ratio was driven by more favorable development on prior years' loss reserves, which was partially offset by a higher expense ratio.

•
The International Insurance segment's combined ratio for the nine months ended September 30, 2015 included $177.9 million of favorable development on prior years' loss reserves compared to $102.7 million in 2014. The increase in prior year redundancies in 2015 was due in part to an increase in the confidence level of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, which resulted in a $36.0 million reduction to consolidated prior years' loss reserves, of which $17.0 million was in the International Insurance segment (approximately three points on the segment combined ratio). We also experienced more favorable prior year development on our marine and energy product lines in 2015 compared to 2014 and favorable prior year development in the Global Insurance division in 2015, compared to slightly adverse development in 2014. In 2015, favorable development in our Global Insurance division was driven by reductions in case reserves for losses and loss adjustment expenses on a small number of large general liability and professional liability claims. For the nine months ended September 30, 2015, the favorable development on prior years' loss reserves occurred across several product lines, primarily on the 2012 to 2014 accident years. Prior year redundancies in both 2014 and 2015 were most significant on our marine and energy, professional liability and general liability product lines. The favorable development on prior years' loss reserves in 2014 was primarily on the 2006 to 2012 accident years.

•	The increase in the expense ratio was due to higher profit sharing costs, higher general expenses and lower earned premiums in 2015 compared to 2014.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 86% and 92%, respectively, for the quarter and nine months ended September 30, 2015 compared to 97% for both the quarter and nine months ended September 30, 2014.

For the quarter ended September 30, 2015 the decrease in the combined ratio was driven by more favorable development on prior years' loss reserves and a lower current accident year loss ratio, partially offset by a higher expense ratio compared to the same period of 2014.

•	The decrease in the current accident year loss ratio was driven by lower attritional losses in 2015 compared to 2014, due in part to lower property losses in our Global Reinsurance division.

•
The Reinsurance segment's combined ratio for the quarter ended September 30, 2015 included $24.2 million of favorable development on prior years' loss reserves compared to $8.3 million in 2014. The favorable development on prior years' loss reserves in 2015 was most significant on our short-tail property lines of business, on the 2013 and 2014 accident years. For financial reporting purposes, development on pre-acquisition accident years' loss reserves attributable to business previously written by Alterra Capital Holdings Limited (Alterra) is included in the 2013 accident year. The favorable development on prior years' loss reserves in 2014 was primarily on our property lines on the 2012 and 2013 accident years.

•	The increase in the expense ratio is due to higher commissions and lower earned premiums in 2015 compared to 2014.

For the nine months ended September 30, 2015, the decrease in the combined ratio was driven by a lower current accident year loss ratio and more favorable development on prior years' loss reserves, partially offset by a higher expense ratio.

•	The decrease in the current accident year loss ratio for the nine months ended September 30, 2015 was driven by lower property losses in 2015 compared to 2014.

•
The Reinsurance segment's combined ratio for the nine months ended September 30, 2015 included $65.7 million of favorable development on prior years' loss reserves compared to $49.8 million in 2014. The favorable development on prior years' loss reserves in 2015 was most significant on our casualty and short-tail property lines of business, on the 2013 and 2014 accident years. The favorable development on prior years' loss reserves in 2014 was primarily on our property lines on the 2012 and 2013 accident years.

•	The increase in the expense ratio is due to higher commissions and lower earned premiums in 2015 compared to 2014.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $5.0 million and $3.6 million for the quarter and nine months ended September 30, 2015, respectively, compared to an underwriting loss of $6.9 million and $34.7 million, respectively, for the same periods of 2014.

We complete an annual review of A&E exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. During our 2015 review, which was performed during the third quarter, we determined that no adjustment to loss reserves was required. The underwriting loss for the nine months ended September 30, 2014 included $27.2 million of adverse loss reserve development on A&E exposures as a result of our 2014 annual review of these exposures. During 2014, based on recent activity on a small number of claims, we accelerated our annual review to the second quarter. During our 2014 review, we increased our expectation of the severity of the outcome of certain claims subject to litigation. As the ultimate outcome of known claims increases, our expected ultimate closure value on unreported claims also increases. As a result of these developments, we increased prior years' loss reserves accordingly.

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

In March and October 2015, we completed two retrospective reinsurance transactions through which we ceded a significant portion of our A&E exposures to a third party, which reduced the uncertainty around these exposures. Reserves for unpaid losses and loss adjustment expenses ceded by these transactions that were attributable to A&E exposures represented approximately 55% of our A&E reserves for unpaid losses and loss adjustment expenses as of December 31, 2014.

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

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
U.S. Insurance	$635,926	$619,510	$1,890,144	$1,876,114
International Insurance	284,576	271,045	911,962	924,401
Reinsurance	239,094	206,125	875,676	999,036
Other Insurance (Discontinued Lines)	(1,232)	(230)	(1,159)	34
Total	$1,158,364	$1,096,450	$3,676,623	$3,799,585

Gross premium volume increased 6% for the quarter ended September 30, 2015 and decreased 3% for the nine months ended September 30, 2015, compared to the same periods of 2014. At a constant rate of exchange, gross premium volume would have increased 8% for the quarter ended September 30, 2015 and decreased 1% for the nine months ended September 30, 2015, compared to the same periods of 2014. In both periods, the change in gross written premiums was primarily attributable to the Reinsurance segment. Gross premium volume in our Reinsurance segment increased 16% for the quarter ended September 30, 2015 and decreased 12% for the nine months ended September 30, 2015. At a constant rate of exchange, gross premium volume in the Reinsurance segment would have increased 23% and decreased 9% for the quarter and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. The increase in gross premium volume for the quarter ended September 30, 2015 in the Reinsurance segment was due to higher gross premium volume in our credit and surety product line, as a result of a contract that was re-written and extended during the quarter. For the nine months ended September 30, 2015, the decrease in gross premium volume in our Reinsurance segment was driven by changes in our auto reinsurance book. During 2014, we ceased writing auto reinsurance in the United Kingdom. Additionally, we decreased our quota share percentage on our non-standard auto reinsurance business in the United States. Gross premium volume in our International Insurance segment increased 5% for the quarter ended September 30, 2015 and decreased 1% for the nine months ended September 30, 2015. At a constant rate of exchange, gross premium volume in the International Insurance segment would have increased 10% and 4% for the quarter and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. The increase for the quarter ended September 30, 2015 was primarily driven by a change in our estimate of gross premiums in our marine and energy product lines.

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

Net Written Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
U.S. Insurance	$536,285	$520,511	$1,587,092	$1,554,847
International Insurance	213,423	194,639	700,260	694,311
Reinsurance	204,336	166,848	736,068	855,930
Other Insurance (Discontinued Lines)	(860)	(217)	(462)	335
Total	$953,184	$881,781	$3,022,958	$3,105,423

Net retention of gross premium volume for both the quarter and nine months ended September 30, 2015 was 82% compared to 80% and 82%, respectively, for the same periods of 2014. The increase in net retention for the quarter ended September 30, 2015 compared to the same period of 2014 was driven by higher retention within the Reinsurance segment. This increase is largely due to an increase in gross premium volume related to the renewal of a credit and surety contract, which was 100% retained.

Earned Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
U.S. Insurance	$534,615	$516,753	$1,569,615	$1,499,571
International Insurance	225,034	216,764	654,936	678,772
Reinsurance	204,825	220,513	640,719	690,117
Other Insurance (Discontinued Lines)	(799)	(23)	(388)	521
Total	$963,675	$954,007	$2,864,882	$2,868,981

Earned premiums increased 1% for the quarter ended September 30, 2015 and were flat for the nine months ended September 30, 2015, compared to the same periods of 2014. The increase in earned premiums for the quarter ended September 30, 2015 was driven by higher earned premiums in our U.S. Insurance and International Insurance segments due to higher gross premium volume, partially offset by an unfavorable impact from foreign currency exchange rate movements in our International Insurance and Reinsurance segments. Earned premiums for the nine months ended September 30, 2015 reflect higher earned premiums in the U.S. Insurance segment, offset by lower earned premiums in the Reinsurance segment and the effects of foreign currency exchange rate movements in our International Insurance and Reinsurance segments. The increase in earned premiums in our U.S. Insurance segment for the quarter and nine months ended September 30, 2015 was primarily due to higher earned premiums on various product lines within our Specialty division compared to the same periods of 2014. Lower earned premiums in the Reinsurance segment were due to lower gross premium volume. At a constant rate of exchange, consolidated earned premiums would have increased 3% and 2% for the quarter and nine months ended September 30, 2015, respectively, compared to the same periods of 2014.

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

The following table summarizes our investment performance.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net investment income	$87,060	$91,096	$270,521	$269,980
Net realized investment gains (losses)	$(14,707)	$4,195	$(3,031)	$28,709
Change in net unrealized gains on investments	$(210,186)	$(16,121)	$(396,855)	$498,836
Investment yield (1)	0.6%	0.6%	1.8%	1.8%
Taxable equivalent total investment return, before foreign currency effect (2)			(0.3)%	5.2%
Taxable equivalent total investment return (2)			(1.2)%	4.2%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Taxable equivalent total investment return is only analyzed on a year to date basis.

The following table reconciles investment yield to taxable equivalent total investment return.

	Nine Months Ended September 30,
	2015	2014
Investment yield (1)	1.8%	1.8%
Adjustment of investment yield from book value to market value	(0.3)%	(0.3)%
Net amortization of net premium on fixed maturity securities	0.4%	0.5%
Net realized investment gains (losses) and change in net unrealized gains on investments	(2.2)%	3.1%
Taxable equivalent effect for interest and dividends (2)	0.3%	0.3%
Other (3)	(1.2)%	(1.2)%
Taxable equivalent total investment return	(1.2)%	4.2%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

The decrease in net investment income for the quarter ended September 30, 2015 was driven by lower bond income on our fixed maturity portfolio due to lower bond holdings compared to the same period of 2014. This decrease was partially offset by increased dividend income on our equity portfolio due to higher equity security holdings in 2015 compared to 2014. The increase in net investment income for the nine months ended September 30, 2015 was primarily attributable to increased dividend income on our equity portfolio due to higher equity security holdings in 2015 compared to 2014. This increase was partially offset by lower bond income on our fixed maturity portfolio due to lower bond holdings compared to 2014. See note 3(d) of the notes to consolidated financial statements for details regarding the components of net investment income. Net realized investment losses for the quarter and nine months ended September 30, 2015 included $18.3 million and $23.4 million, respectively, of write downs for other-than-temporary declines in the estimated fair value of investments, all of which were attributable to equity securities. Net realized investment gains for the quarter and nine months ended September 30, 2014 included write downs for other-than-temporary declines in the estimated fair value of investments of $2.9 million and $3.9 million, respectively.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At September 30, 2015, we held securities with gross unrealized losses of $101.6 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at September 30, 2015. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Operating revenues	$299,155	$240,057	$784,151	$594,905
Net income to shareholders	$6,398	$11,166	$14,354	$16,310
EBITDA	$29,502	$31,061	$76,271	$66,118

Revenues from our Markel Ventures operations increased $59.1 million and $189.2 million for the quarter and nine months ended September 30, 2015 compared to the same periods of 2014. For the quarter and nine months ended September 30, 2015, the increase in revenues was primarily driven by our acquisition of Cottrell in July 2014 and higher revenues within certain of our other manufacturing operations, due in part to higher sales volume in 2015 compared to 2014. Revenues for both the quarter and nine months ended September 30, 2015 also reflected growth in certain of our non-manufacturing operations.

Net income to shareholders and EBITDA from our Markel Ventures operations decreased for the quarter ended September 30, 2015 compared to the same period of 2014 primarily due to an increase in our estimate of the contingent consideration obligation related to the acquisition of Cottrell, partially offset by higher earnings attributable to Cottrell in 2015. Net income to shareholders and EBITDA from our Markel Ventures operations for the nine months ended September 30, 2015 were also impacted by the increase in our estimate of the contingent consideration related to Cottrell. A portion of the purchase consideration for Cottrell is based on Cottrell's post-acquisition earnings through 2015, as defined in the purchase agreement. During 2015, our estimate of Cottrell's 2015 earnings increased beyond our initial projection. As a result, our estimate of the fair value of the contingent consideration increased by $9.0 million and $26.6 million during the quarter and nine months ended September 30, 2015. As of September 30, 2015, the fair value of our outstanding contingent consideration obligation was $40.1 million, which we expect to pay in 2016. While this obligation is subject to further changes based on Cottrell's actual results through December 31, 2015, we do not believe the impact of such an adjustment would be material to our results of operations or cash flows. For the nine months ended September 30, 2015, the contribution of earnings from Cottrell and more favorable results in our other manufacturing operations more than offset the impact of the increase in our contingent consideration obligation on Markel Ventures EBITDA.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Markel Ventures EBITDA - Manufacturing	$26,410	$23,024	$62,504	$46,355
Markel Ventures EBITDA - Non-Manufacturing	3,092	8,037	13,767	19,763
Markel Ventures EBITDA - Total	29,502	31,061	76,271	66,118
Interest expense (1)	(3,404)	(3,629)	(10,272)	(8,392)
Income tax expense	(4,308)	(4,954)	(9,339)	(9,417)
Depreciation expense	(8,715)	(6,342)	(22,957)	(17,493)
Amortization of intangible assets	(6,677)	(4,970)	(19,349)	(14,506)
Markel Ventures net income to shareholders	6,398	11,166	14,354	16,310
Net income from other Markel operations	96,121	64,637	370,526	187,277
Net income to shareholders	$102,519	$75,803	$384,880	$203,587

(1)
Interest expense for the quarters ended September 30, 2015 and 2014 includes intercompany interest expense of $2.1 million and $2.6 million, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 includes intercompany interest expense of $7.2 million and $5.8 million, respectively.

Life and Annuity Benefits

The Other Insurance (Discontinued Lines) segment for the quarter ended September 30, 2015 included other expenses of $6.9 million, compared to other revenues of $1.0 million and other expenses of $8.3 million for the same period of 2014. The Other Insurance (Discontinued Lines) segment for the nine months ended September 30, 2015 included other revenues of $0.4 million and other expenses of $17.6 million, compared to other revenues of $1.2 million and other expenses of $25.6 million for the same period of 2014. The other revenues and other expenses included in the Other Insurance (Discontinued Lines) segment are related to the run-off of our life and annuity reinsurance business. The life and annuity benefit reserves were acquired as part of our acquisition of Alterra and are recorded on a discounted present value basis using assumptions that were determined as of May 1, 2013. The accretion of this discount is recognized in the statement of income and comprehensive income (loss) as other expenses. Invested assets and the related investment income that support the life and annuity reinsurance contracts are reported in the Investing segment. As a result, we expect the results reported in the Other Insurance (Discontinued Lines) segment attributable to our life and annuity business will continue to reflect losses in future periods due to the accretion of the discount on the life and annuity benefit reserves, which are forecasted to pay out over the next 40 to 50 years. Other revenues attributable to the life and annuity business included in the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

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

Interest Expense and Income Taxes

Interest expense for the quarter and nine months ended September 30, 2015 was $30.1 million and $88.7 million, respectively, which is comparable to the quarter and nine months ended September 30, 2014 with $29.6 million and $89.1 million of interest expense, respectively.

The effective tax rate was 21% and 25% for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income and foreign tax credits for foreign taxes paid. In previous periods, foreign taxes paid were not available for use as tax credits against our U.S. provision for income taxes and may not be available in future periods. Based on our estimated earnings from our foreign operations in 2015, we expect that significant foreign taxes paid, both in the current period and prior periods, will be available for use as credits against our U.S. provision for income taxes in 2015. Our anticipated recognition of these tax credits in 2015 has a favorable impact on our 2015 effective tax rate of approximately 8%. We caution readers that a similar benefit may not be recognizable in future years. For the nine months ended September 30, 2014, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the effective tax rate for 2015 compared to 2014 was primarily due to the impact of the foreign tax credits described above. This decrease was partially offset by the impact of anticipating a smaller tax benefit related to tax-

exempt investment income, which resulted from having higher estimated income before income taxes in 2015 compared to 2014.

The effective tax rate for the quarter ended September 30, 2015 was 32%. The difference in the effective tax rate for the quarter ended September 30, 2015 compared to the effective tax rate for the nine months ended September 30, 2015 is due to an increase in the 2015 estimated annual effective tax rate as of September 30, 2015 compared to the estimated annual effective tax rate as of June 30, 2015. This increase was primarily due to the impact of anticipating a smaller tax benefit related to tax-exempt investment income and foreign taxes paid, as a result of an increase in our estimated income before income taxes for 2015.

Our effective tax rate, which is based upon the estimated annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

Comprehensive Income (Loss) to Shareholders

Comprehensive loss to shareholders was $51.1 million for the third quarter of 2015 compared to comprehensive income to shareholders of $36.5 million for the same period of 2014. Comprehensive loss to shareholders for the third quarter of 2015 included a decrease in net unrealized gains on investments, net of taxes, of $143.3 million, a decrease in foreign currency translation adjustments, net of taxes, of $10.9 million and net income to shareholders of $102.5 million. Comprehensive income to shareholders for the third quarter of 2014 included net income to shareholders of $75.8 million, a decrease in net unrealized gains on investments, net of taxes, of $12.4 million and a decrease in foreign currency translation adjustments, net of taxes, of $27.2 million.

Comprehensive income to shareholders was $97.7 million for the nine months ended September 30, 2015 compared to $517.4 million for the same period of 2014. Comprehensive income to shareholders for the nine months ended September 30, 2015 included net income to shareholders of $384.9 million, a decrease in net unrealized gains on investments, net of taxes, of $266.3 million and a decrease in foreign currency translation adjustments, net of taxes, of $22.3 million. Comprehensive income to shareholders for the nine months ended September 30, 2014 included an increase in net unrealized gains on investments, net of taxes, of $332.5 million and net income to shareholders of $203.6 million.

The decrease in net unrealized gains on investments, net of taxes, for both the quarter and nine months ended September 30, 2015 was attributable to a decrease in the fair value of our equity portfolio as of September 30, 2015 compared to June 30, 2015 and December 31, 2014, respectively. The nine months ended September 30, 2015 also reflected the impact of a decline in the fair value of our fixed maturity portfolio.

The increase in net unrealized gains on investments, net of taxes, for the nine months ended September 30, 2014 was attributable to an increase in the fair value of both our fixed maturity and equity portfolios as of September 30, 2014 compared to June 30, 2014 and December 31, 2013, respectively.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $18.5 billion at September 30, 2015 compared to $18.6 billion at December 31, 2014. Net unrealized gains on investments, net of taxes, were $1.5 billion at September 30, 2015 compared to $1.8 billion at December 31, 2014. Equity securities were $4.2 billion, or 23% of invested assets, at September 30, 2015 compared to $4.1 billion, or 22% of invested assets, at December 31, 2014.

Net cash provided by operating activities was $550.4 million for the nine months ended September 30, 2015 compared to $536.6 million for the same period of 2014. Net cash provided by operating activities for the nine months ended September 30, 2015 included higher cash flows attributable to our Markel Ventures operations, partially offset by higher payments for income taxes compared to the same period of 2014. Net cash provided by operating activities for the nine months ended September 30, 2015 was net of a $29.0 million cash payment made to transfer our obligations under a reinsurance contract for life and annuity benefits to a third party. Net cash provided by operating activities for the nine months ended September 30, 2015 was also net of a $69.9 million cash payment made in connection with a retrospective reinsurance transaction completed March 9, 2015, in which we ceded a portfolio of policies comprised of liabilities arising from A&E exposures that originated before 1992 to a third party. At the time of the transaction, reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $94.1 million. The net loss reserves underlying this transaction are expected to be formally transferred to the third party in 2016 by way of a Part VII transfer pursuant to the Financial Services and Markets Act 2000 of the United Kingdom. Due to the unique aspects of A&E exposures, the ultimate estimated value of loss reserves is subject to greater uncertainty than other types of claims. Although we believe our loss reserves for these A&E exposures were adequate, this transaction eliminates the uncertainty regarding the potential for adverse development of estimated ultimate liabilities on the underlying policies. While we recognize that the use of funds for this transaction results in lower investment income in the short term, eliminating these exposures provides us with additional flexibility to allocate capital from our insurance operations to our holding company, where we believe we may have opportunities to invest capital at a higher rate of return.

Net cash used by investing activities was $168.2 million for the nine months ended September 30, 2015 compared to $681.3 million for the same period of 2014. Due to the low interest rate environment, during 2015, we continued to purchase equity securities and limit our allocation of funds for purchases of fixed maturities. We also allocated more cash and cash equivalents to short-term investments to maintain adequate liquidity and diversification. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $56.7 million for the nine months ended September 30, 2015 compared to $46.7 million for the same period of 2014. Cash of $27.3 million and $25.9 million was used to repurchase shares of our common stock during the first nine months of 2015 and 2014, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 23% at September 30, 2015 and December 31, 2014. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving and secured credit facilities and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

On May 19, 2015, we reduced the capacity of our $650 million secured credit facility, which expires in December 2015, to $550 million. On October 19, 2015, we further reduced the capacity of the secured credit facility to $450 million. We do not intend to renew this secured credit facility when it expires, however, we believe the capacity of our other credit facilities is sufficient to meet our needs.

On September 9, 2015, we entered into a definitive agreement to purchase substantially all of the assets of CATCo Investment Management, Ltd. (CATCo IM) and CATCo-Re Ltd. CATCo IM is a leading insurance-linked securities investment manager and reinsurance manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. The total purchase price for the acquired assets is expected to be approximately $200 million, all of which is expected to be paid in cash. The transaction is expected to close in the fourth quarter of 2015 and is subject to completion of various conditions and regulatory approvals.

On October 30, 2015, we completed a retrospective reinsurance transaction to cede a portfolio of policies primarily comprised of liabilities arising from A&E exposures that originated before 1987 in exchange for cash payments totaling $86.5 million. Any impact resulting from a change in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses as a result of this transaction will be reflected in our fourth quarter results of operations.

Our holding company had $1.3 billion and $1.5 billion of invested assets at September 30, 2015 and December 31, 2014, respectively.

Shareholders' equity was $7.7 billion at September 30, 2015 and $7.6 billion at December 31, 2014. Book value per share increased to $551.63 at September 30, 2015 from $543.96 at December 31, 2014, primarily due to $97.7 million of comprehensive income to shareholders for the nine months ended September 30, 2015.

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

As of September 30, 2015, the carrying value of goodwill and intangible assets denominated in a foreign currency, which is not matched or hedged, was $251.2 million, compared to $262.9 million as of December 31, 2014. The decrease is primarily due to the impact of the strengthening of the U.S. dollar against the Canadian dollar and the United Kingdom Sterling during 2015. During the nine months ended September 30, 2015, there were no other material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2015, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments. General concern exists about the financial difficulties facing certain European countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the nine months ended September 30, 2015, there were no material changes in our foreign government fixed maturity holdings.

The estimated fair value of our investment portfolio at September 30, 2015 was $18.5 billion, 77% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 23% of which was invested in equity securities. At December 31, 2014, the estimated fair value of our investment portfolio was $18.6 billion, 78% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 22% of which was invested in equity securities.

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

There were no changes in our internal control over financial reporting during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	adverse developments in insurance coverage litigation or other legal or administrative proceedings could result in material increases in our estimates of loss reserves;

•	the failure or inadequacy of any loss limitation methods we employ;

•	changes in the availability, costs and quality of reinsurance coverage, which may impact our ability to write or continue to write certain lines of business;

•	industry and economic conditions, deterioration in reinsurer credit quality and coverage disputes can affect the ability or willingness of reinsurers to pay balances due;

•	after the commutation of ceded reinsurance contracts, any subsequent adverse development in the re-assumed loss reserves will result in a charge to earnings;

•	regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital;

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

•
we have substantial investments in municipal bonds (approximately $4.0 billion at September 30, 2015) and, although less than 15% of our municipal bond portfolio is tied to any one state, widespread defaults could adversely affect our results of operations and financial condition;

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

•	our acquisition of insurance and non-insurance businesses may increase our operational and control risks for a period of time;

•	we may not realize the contemplated benefits, including cost savings and synergies, of our acquisitions;

•	any determination requiring the write-off of a significant portion of our goodwill and intangible assets;

•	the loss of services of any executive officer or other key personnel could adversely impact one or more of our operations;

•	our expanding international operations expose us to increased investment, political and economic risks, including foreign currency exchange rate and credit risk;

•	the effectiveness of our procedures for compliance with existing and ever increasing guidelines, policies and legal and regulatory standards, rules, laws and regulations; and

•	adverse changes in our assigned financial strength or debt ratings could adversely impact our ability to attract and retain business or obtain capital.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of November 2015.

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

10.1	Amended and Restated Employment Agreement with Steven A. Markel*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 4, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

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