Form 10-K
period 2015-12-31
MARKEL CORP
filed 2016-02-26
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
Commission File Number 001-15811
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of June 30, 2015 was approximately $10,847,000,000.
The number of shares of the registrant's Common Stock outstanding at February 8, 2016: 13,961,293.
Documents Incorporated By Reference
The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 16, 2016, referred to in Part III.

Index and Cross References-Form 10-K Annual Report

Item No.			Page
Part I
1.	Business		2-29, 134-135
1A.	Risk Factors		24-29
1B.	Unresolved Staff Comments		NONE
2.	Properties (note 6 and note 16)		59, 77
3.	Legal Proceedings (note 16)		77
4.	Mine Safety Disclosures		NONE
Part II
5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		91, 134-135
6.	Selected Financial Data		30-31
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations		92-133
7A.	Quantitative and Qualitative Disclosures About Market Risk		127-129
8.	Financial Statements and Supplementary Data The response to this item is submitted in Item 15.
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure		NONE
9A.	Controls and Procedures		32-33, 131
9B.	Other Information		NONE
Part III
10.	Directors, Executive Officers and Corporate Governance*		136
	Code of Conduct		135
11.	Executive Compensation*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13.	Certain Relationships and Related Transactions, and Director Independence*
14.	Principal Accounting Fees and Services*
*Portions of Item 10 and Items 11, 12, 13 and 14 will be incorporated by reference from the Registrant's Proxy Statement for its 2016 Annual Meeting of Shareholders pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV
15.	Exhibits, Financial Statement Schedules
	a.	Documents filed as part of this Form 10-K
	(1) Reports of Independent Registered Public Accounting Firm		33-34
Financial Statements
	Consolidated Balance Sheets		35
	Consolidated Statements of Income and Comprehensive Income		36
	Consolidated Statements of Changes in Equity		37
	Consolidated Statements of Cash Flows		38
	Notes to Consolidated Financial Statements		39-91
(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements and Notes thereto.
(3) See Index to Exhibits on page 137 for a list of Exhibits filed as part of this report
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

We distinguish ourselves in the reinsurance market by the expertise of our underwriting teams, our access to global reinsurance markets, our ability to offer large lines and our ability to customize reinsurance solutions to fit our client's needs. Our specialty reinsurance product offerings include coverage for general casualty, professional liability, property, workers' compensation and credit and surety risks.

Markets

In the United States, we write business in the excess and surplus lines (E&S) and specialty admitted insurance and reinsurance markets. In 2014, the E&S market represented approximately $40 billion, or 7%, of the approximately $570 billion United States property and casualty industry.(1) In 2014, we were the sixth largest E&S writer in the United States as measured by direct premium writings.(1)

Our E&S insurance operations are conducted through Essex Insurance Company (Essex), domiciled in Delaware, and Evanston Insurance Company (Evanston), domiciled in Illinois. Through 2015, our E&S insurance operations were also conducted through Alterra Excess & Surplus Insurance Company, which was merged into Evanston effective December 31, 2015. The majority of our specialty admitted insurance operations are conducted through Markel Insurance Company (MIC), domiciled in Illinois; Markel American Insurance Company (MAIC), domiciled in Virginia; FirstComp Insurance Company (FCIC), domiciled in Nebraska; Essentia Insurance Company (Essentia), domiciled in Missouri; and Alterra America Insurance Company (AAIC), domiciled in Delaware. Our United States reinsurance operations are conducted through Markel Global Reinsurance Company (Markel Global Re, formerly known as Alterra Reinsurance USA Inc.), a Delaware-domiciled reinsurance company.

In Europe, we participate in the London insurance market through Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for Markel Syndicate 3000, through which our Lloyd's of London (Lloyd's) operations are conducted. Markel Syndicate 3000 is managed by Markel Syndicate Management Limited (MSM). Our Lloyd's operations previously included Lloyd's Syndicate 1400. Business previously written by Alterra on Lloyd's Syndicate 1400 is now being written on Markel Syndicate 3000 and through early 2016, MSM managed the run-off of Lloyd's Syndicate 1400. Markel Capital and MIICL are headquartered in London, England and have offices across the United Kingdom, Europe, Canada, Latin America, Asia Pacific and the Middle East through which we are able to offer insurance and reinsurance. The London insurance market produced approximately $68 billion of gross written premium in 2014.(2) In 2014, the United Kingdom non-life insurance market was the second largest in Europe and fourth largest in the world.(3) In 2014, gross premium written through Lloyd's syndicates generated roughly 61% of the London market's international insurance business,(2) making Lloyd's the world's largest commercial surplus lines insurer(1) and sixth largest reinsurer.(4) Corporate capital providers often provide a majority of a syndicate's capacity and also generally own or control the syndicate's managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2014, corporate capital providers accounted for approximately 89% of total underwriting capacity in Lloyd's.(5)

In Latin America, we provide reinsurance through MIICL, using our representative office in Bogota, Colombia, and our service company in Buenos Aires, Argentina; through Markel Resseguradora do Brasil S.A. (Markel Brazil), our reinsurance company in Rio de Janeiro, Brazil; and through Markel Syndicate 3000, using Lloyd's admitted status in Rio de Janeiro. Additionally, MIICL and Markel Syndicate 3000 are able to offer reinsurance in a number of Latin American countries through offices outside of Latin America.

In Bermuda, we write business in the worldwide insurance and reinsurance markets. Bermuda's share of the global reinsurance market was approximately 8% in 2013.(6) We conduct our Bermuda operations through Markel Bermuda Limited (Markel Bermuda), which is registered as a Class 4 insurer and Class C long-term insurer under the insurance laws of Bermuda.

Our reinsurance operations, which include our operations based in the United States, the United Kingdom, Latin America and Bermuda, as described above, made us the 35th largest reinsurer in 2014, as measured by worldwide gross reinsurance premium writings.(4)

(1) U.S. Surplus Lines Segment Review Special Report, A.M. Best (August 27, 2015).
(2) London Company Market Statistics Report, International Underwriting Association (October 2015).
(3) Swiss Re Sigma (April 2015).
(4) Global Reinsurance Segment Review Special Report, A.M. Best (September 2, 2015).
(5) Lloyd's Annual Report 2014.
(6) Bermuda Insurance Market Report 2014, Deloitte Limited (2014).

In 2015, 24% of consolidated gross premium writings related to foreign risks (i.e., coverage for risks located outside of the United States), of which 37% were from the United Kingdom and 10% were from Canada. In 2014, 27% of our premium writings related to foreign risks, of which 34% were from the United Kingdom and 10% were from Canada. In 2013, 25% of our premium writings related to foreign risks, of which 25% were from the United Kingdom and 13% were from Canada. In each of these years, there was no other individual foreign country from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk.

Most of our business is placed through insurance and reinsurance brokers. Some of our insurance business is also placed through managing general agents. We seek to develop and capitalize on relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. A significant volume of premium for the property and casualty insurance and reinsurance industry is produced through a small number of large insurance and reinsurance brokers. During the years ended December 31, 2015, 2014 and 2013, the top three independent brokers accounted for approximately 27%, 28% and 24%, respectively, of our gross premiums written.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher coverage limits, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with agents, brokers and insureds who rely on our expertise. This expertise is our principal means of competing. We offer a diverse portfolio of products, each with its own distinct competitive environment, which enables us to be responsive to changes in market conditions for individual product lines. With each of our products, we seek to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

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

We experienced soft insurance market conditions, including price deterioration in virtually all of our product lines, starting in the mid-2000s. Beginning in 2012, prices stabilized and we generally saw low to mid-single digit favorable rate changes in many of our product lines in the following years as market conditions improved and revenues, gross receipts and payrolls of our insureds were favorably impacted by improving economic conditions. We have continued to see small price increases across many of our product lines during 2015. However, beginning in 2013 and continuing through 2015, we have experienced softening prices across most of our property product lines, as well as on our marine and energy lines. Our large account business is also subject to more pricing pressure. Despite stabilization of prices on certain product lines during the last three years, we still consider the overall property and casualty insurance market to be soft. We routinely review the pricing of our major product lines and will continue to pursue price increases for most product lines in 2016, when possible. However, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

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

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2015, our combined ratio was 89%. See Management's Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

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

Markel Corporation
2015 Consolidated Gross Premium Volume ($4.6 billion)

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

Our E&S business is written through two distribution channels, professional surplus lines general agents who have limited quoting and binding authority and wholesale brokers. The majority of our E&S business produced by this segment is written on a surplus lines basis through Essex or Evanston. Essex is authorized to write business in 49 states and the District of Columbia and Guam. Evanston is authorized to write business in all 50 states and the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.

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

The majority of our business written in the Specialty division is written by retail insurance agents who have very limited or no underwriting authority. Agents are carefully selected and agency business is controlled through regular audits and pre- approvals. Certain products and programs are marketed directly to consumers or distributed through wholesale producers. Personal lines coverages included in this segment are marketed directly to the consumer using direct mail, internet and telephone promotions, as well as relationships with various motorcycle and boat manufacturers, dealers and associations.

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

Global Insurance Division
The Global Insurance division writes risks outside of the standard market on both an admitted and non-admitted basis. The portion of Global Insurance division business written by our U.S. insurance subsidiaries is included in this segment, and the remainder is included in the International Insurance segment. U.S. business produced by this division is primarily written on either Evanston or AAIC. AAIC is licensed to write property and casualty insurance in all 50 states and the District of Columbia.

Our U.S. Insurance segment reported gross premium volume of $2.5 billion, earned premiums of $2.1 billion and an underwriting profit of $238.2 million in 2015.

U.S. Insurance Segment
2015 Gross Premium Volume ($2.5 billion)

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

Professional liability coverages include unique solutions for highly specialized professions, including architects and engineers, lawyers, agents and brokers, service technicians and computer consultants. We offer claims-made medical malpractice coverage for doctors and dentists; claims-made professional liability coverage to individual healthcare providers such as therapists, pharmacists, physician assistants and nurse anesthetists; and coverages for medical facilities and other allied healthcare risks such as clinics, laboratories, medical spas, home health agencies, small hospitals, pharmacies and senior living facilities. Other professional liability coverages include errors and omissions, union liability, executive liability for financial institutions and Fortune 1000 companies, and management liability. Our management liability coverages, which can be bundled with other coverages or written on a standalone basis, include employment practices liability, directors' and officers' liability and fiduciary liability coverages. Additionally, we offer a data privacy and security product, which provides coverage for data breach and privacy liability, data breach loss to insureds and electronic media coverage.

Property coverages consist principally of fire, allied lines (including windstorm, hail and water damage) and other specialized property coverages, including catastrophe-exposed property risks such as earthquake and wind on both a primary and excess basis. Catastrophe-exposed property risks are typically larger and are lower frequency and higher severity in nature than more standard property risks. Our property risks range from small, single-location accounts to large, multi-state, multi-location accounts. Other types of property products include:

•
inland marine products, which provide a number of specialty coverages for risks such as motor truck cargo coverage for damage to third party cargo while in transit, warehouseman's legal liability coverage for damage to third party goods in storage, contractor's equipment coverage for first party property damage, and builder's risk coverage; and

•	railroad-related products, which provide first party coverages for short-line and regional railroads, scenic and tourist railroads, commuter and light rail trains and railroad equipment.

Personal lines products provide first and third party coverages for classic cars, motorcycles and a variety of personal watercraft, including vintage boats, high performance boats and yachts and recreational vehicles, such as motorcycles, snowmobiles and ATVs. Based on the seasonal nature of much of our personal lines business, we generally will experience higher claims activity during the second and third quarters of the year. Additionally, property coverages are offered for mobile homes, dwellings and homeowners that do not qualify for standard homeowner's coverage. Other products offered include special event protection, supplemental natural disaster coverage, renters' protection coverage and excess flood coverage.

Program business included in this segment is offered on a standalone or package basis and generally targets specialized commercial markets and customer groups. Targeted groups include youth and recreation oriented organizations and camps, child care operators, social service organizations, museums and historic homes, performing arts organizations, senior living facilities and wineries. Other program business written in this segment includes:

•	general agent programs that use managing general agents to offer single source admitted and non-admitted programs for a specific class or line of business;

•	first and third party coverages for medical transport, small fishing ventures, charters, utility boats and boat rentals; and

•	property and liability coverages for farms and animal boarding, breeding and training facilities.

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

Global Insurance Division
Global Insurance division business written by our non-U.S. insurance subsidiaries, which primarily targets Fortune 1000 accounts, is included in the International Insurance segment. The Global Insurance division is comprised of business written through Markel Bermuda and MIICL.

In 2015, 66% of gross premium written in the International Insurance segment related to foreign risks, of which 40% was from the United Kingdom and 13% was from Canada. In 2014, 67% of gross premium written in the International Insurance segment related to foreign risks, of which 37% was from the United Kingdom and 14% was from Canada. In 2013, 68% of gross premium written in the International Insurance segment related to foreign risks, of which 24% was from the United Kingdom and 17% was from Canada. In each of these years, there was no other individual foreign country from which premium writings were material.

Our International Insurance segment reported gross premium volume of $1.2 billion, earned premiums of $879.4 million and an underwriting profit of $125.7 million in 2015.

International Insurance Segment
2015 Gross Premium Volume ($1.2 billion)

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

Marine and energy products include a portfolio of coverages for cargo, energy, hull, liability, war and terrorism risks. The cargo account is an international transit-based book covering many types of cargo. Energy coverage includes all aspects of oil and gas activities. The hull account covers physical damage to ocean-going tonnage, yachts and mortgagees' interests. Liability coverage provides for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators and ship repairers. The war account covers the hulls of ships and aircraft, and other related interests, against war and associated perils. Terrorism coverage provides for property damage and business interruption related to political violence including war and civil war.

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

Property products target a wide range of insureds, providing coverage ranging from specie risks and fire to catastrophe perils such as earthquake and windstorm. Business is written primarily on an open market basis for direct and facultative risks targeting Fortune 1000 and large, multi-national companies on a worldwide basis. We also provide property coverage for small to medium-sized commercial risks on both a stand-alone and package basis. The specie account includes coverage for fine art on exhibition and in private collections, securities, bullion, precious metals, cash in transit and jewelry.

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

Reinsurance Segment

Our Reinsurance segment includes property and casualty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Our reinsurance products may include features such as contractual provisions that require our cedent to share in a portion of losses resulting from ceded risks, may require payment of additional premium amounts if we incur greater losses than those projected at the time of the execution of the contract, may require reinstatement premium to restore the coverage after there has been a loss occurrence or may provide for experience refunds if the losses we incur are less than those projected at the time the contract is executed. Our reinsurance product offerings are underwritten by our Global Reinsurance division and our Markel International division. The Global Reinsurance division operates from platforms in the United States and Bermuda. Business written in the Global Reinsurance division is produced through Markel Global Re and Markel Bermuda. Markel Global Re is licensed or accredited to provide reinsurance in all 50 states and the District of Columbia. Markel Bermuda conducts its reinsurance operations from Bermuda. The Markel International division conducts its reinsurance operations from its London-based platform, as described above, and from its platform in Latin America, which includes Markel Brazil.

In 2015, 36% of gross premium written in the Reinsurance segment related to foreign risks, of which 32% was from the United Kingdom. In 2014, 43% of gross premium written in the Reinsurance segment related to foreign risks, of which 31% was from the United Kingdom. In 2013, 42% of gross premium written in the Reinsurance segment related to foreign risks, of which 27% was from the United Kingdom. In each of these years, there was no other individual foreign country from which premium writings were material.

Our Reinsurance segment reported gross premium volume of $1.0 billion, earned premiums of $838.5 million and an underwriting profit of $86.3 million in 2015.

Reinsurance Segment
2015 Gross Premium Volume ($1.0 billion)
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

Our casualty treaty reinsurance programs are written on a quota share and excess of loss basis and include general liability, professional liability, auto, workers' compensation, medical malpractice and environmental impairment liability. General liability reinsurance includes umbrella and excess casualty products that are written worldwide. Our professional liability reinsurance programs are offered worldwide and consist of directors and officers liability, including publicly traded, private, and non-profit companies in both commercial and financial institution arenas; lawyers errors and omissions for small, medium and large-sized law firms; accountants errors and omissions for small and medium-sized firms; technology errors and omissions and cyber liability focusing on network security and privacy exposures. Auto reinsurance treaty products include commercial and non standard personal auto exposures predominantly in the United States. Our workers' compensation business includes catastrophe-exposed workers' compensation business. Medical malpractice reinsurance products are offered in the United States and include quota share, excess of loss and stop loss coverage for physician and surgeon medical malpractice specialty writers, member-owned hospital writers focusing on small-to-medium size facilities, national hospital writers focused on primary or lower excess layers on medium size facilities and long-term care writers focused on privately held, religious based or state sponsored non-profit programs. Environmental treaty reinsurance provides coverage for pollution legal liability, contractors pollution and professional liability exposures on both a nationwide and regional basis within the United States.

Other treaty reinsurance products offered in the Reinsurance segment include:

•	aviation, which includes commercial airline hull and liability coverage as well as general aviation for risks worldwide;

•	accident and health catastrophe coverage for personal accident, life, medical and workers' compensation;

•	structured and whole turnover credit, political risk, mortgage and contract and commercial surety reinsurance programs covering worldwide exposures;

•	onshore and offshore marine and energy risks on a worldwide basis, including hull, cargo and liability;

•	agriculture reinsurance for Multi-Peril Crop Insurance, hail and related exposures, covering risks located in the United States and Canada; and

•
public entity reinsurance products, which offer customized programs for government risk solutions, including counties, municipalities, schools, public housing authorities and special districts (e.g. water, sewer, parks) located in the United States. Types of coverage include general liability, environmental impairment liability, workers' compensation and errors and omissions.

Ceded Reinsurance

We purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. In a retrocession transaction, a reinsurer transfers, or cedes, all or part of its exposure in return for a portion of the premium. We purchase catastrophe reinsurance coverage for our catastrophe-exposed policies, and we seek to manage our exposures under this coverage so that no exposure to any one reinsurer is material to our ongoing business. Net retention of gross premium volume was 82% in 2015 and 2014. We do not purchase or sell finite reinsurance products or use other structures that would have the effect of discounting loss reserves.

Our ceded reinsurance and retrocessional contracts do not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. We attempt to minimize credit exposure to reinsurers through adherence to internal ceded reinsurance guidelines. To participate in our reinsurance program, prospective companies generally must: (i) maintain an A.M. Best Company (Best) or Standard & Poor's (S&P) rating of "A" (excellent) or better; (ii) maintain minimum capital and surplus of $500 million and (iii) provide collateral for recoverables in excess of an individually established amount. In addition, certain foreign reinsurers for our United States insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who have been granted authorized status by an insurance company's state of domicile. Our credit exposure to other Lloyd's syndicates is managed through individual and aggregate exposure thresholds.

When appropriate, we pursue reinsurance commutations that involve the termination of ceded reinsurance and retrocessional contracts. Our commutation strategy related to ceded reinsurance and retrocessional contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of ceded reinsurance placed with certain reinsurers.

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2015. The contractual obligations under reinsurance and retrocessional contracts are typically with individual subsidiaries of the group or syndicates at Lloyd's and are not typically guaranteed by other group members or syndicates at Lloyd's. These ten reinsurance groups represent approximately 68% of our $2.1 billion reinsurance recoverable balance before considering allowances for bad debts.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Fairfax Financial Group	A	$361,170
Munich Re Group	A+	209,772
AXIS Capital Holdings Limited	A	162,493
Alleghany Corporation	A	147,394
RenaissanceRe Holdings Ltd	A	127,810
Partner Re Group	A	113,599
Lloyd's of London	A	111,313
Swiss Re Group	A+	85,725
XL Capital Group	A	71,846
Arch Insurance Group	A	64,509
Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		1,455,631
Total reinsurance recoverable on paid and unpaid losses		$2,126,138

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

We evaluate our investment performance by analyzing taxable equivalent total investment return. Taxable equivalent total investment return includes items that impact net income, such as coupon interest on fixed maturities, dividends on equity securities and realized investment gains or losses, as well as changes in unrealized gains or losses, which do not impact net income. Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in federal taxable income. We believe the taxable equivalent total investment return is a better reflection of the economics of our decision to invest in certain asset classes. See "Investing Results" in Management's Discussion & Analysis of Financial Condition and Results of Operations for further detail regarding the components of taxable equivalent total investment return. In 2015, net investment income was $353.2 million and net realized investment gains were $106.5 million. During the year ended December 31, 2015, net unrealized gains on investments decreased by $457.6 million. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

We believe our investment performance is best analyzed from the review of taxable equivalent total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

Annual Taxable Equivalent Total Investment Returns

						Weighted Average Five-Year Annual Return	Weighted Average Ten-Year Annual Return
	Years Ended December 31,
	2015	2014	2013	2012	2011
Equities	(2.5)%	18.6%	33.3%	19.6%	3.8%	13.7%	11.2%
Fixed maturities (1)	1.6%	6.5%	0.0%	5.1%	7.6%	3.8%	4.3%
Total portfolio, before foreign currency effect	0.5%	8.9%	6.9%	8.6%	6.7%	5.9%	5.7%
Total portfolio	(0.7)%	7.4%	6.8%	9.0%	6.5%	5.2%	5.3%
Invested assets, end of year (in millions)	$18,181	$18,638	$17,612	$9,333	$8,728

(1)	Includes short-term investments, cash and cash equivalents and restricted cash and cash equivalents.

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

Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2015, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

At December 31, 2015, we held fixed maturities of $29.8 million, or less than 1% of invested assets, from sovereign and non-sovereign issuers domiciled in Portugal, Ireland, Italy, Greece, Spain or Brazil and $1.7 billion, or 9% of invested assets, from sovereign and non-sovereign issuers domiciled in other European countries, including supranationals. At December 31, 2014, we held fixed maturities of $41.3 million, or less than 1% of invested assets, from sovereign and non-sovereign issuers domiciled in Portugal, Ireland, Italy, Greece, Spain or Brazil and $1.9 billion, or 10% of invested assets, from sovereign and non-sovereign issuers domiciled in other European countries including supranationals.

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2015.

2015 Credit Quality of Fixed Maturity Portfolio ($9.4 billion)

See "Market Risk Disclosures" in Management's Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

Markel Ventures

Through our wholly-owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team.

Our strategy in making these investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

Our Markel Ventures operations are comprised of a diverse portfolio of businesses from various industries, including manufacturers of transportation and industrial equipment, and providers of healthcare, housing, data and consulting services. While each of the businesses in our Markel Ventures operations are operated independently from one another, we aggregate their financial results into two industry groups: manufacturing and non-manufacturing.

In 2015, our Markel Ventures operations reported revenues of $1.0 billion, net income to shareholders of $11.0 million and earnings before interest, income taxes, depreciation and amortization (EBITDA) of $91.3 million. We use Markel Ventures EBITDA as an operating performance measure in conjunction with revenues and net income. See "Markel Ventures Operations" in Management's Discussion & Analysis of Financial Condition and Results of Operations for more information on EBITDA.

See note 20 of the notes to consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations for additional information about our Markel Ventures operations.

Markel CATCo Investment Management

In December 2015, we completed the acquisition of substantially all of the assets of CATCo Investment Management Ltd. (CATCo IM) and CATCo-Re Ltd. CATCo IM was a leading insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. Following the acquisition, we are operating this business through Markel CATCo Investment Management Ltd. (Markel CATCo IM). Beginning January 1, 2016, Markel CATCo IM will receive management fees for its investment and insurance management services, as well as performance fees based on the annual performance of the investment funds that it manages. In 2016, assets under management of Markel CATCo IM are expected to be in excess of $3 billion.

Shareholder Value

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. More specifically, we measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we generally use five-year time periods to measure ourselves. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results. For the year ended December 31, 2015, book value per share increased 3% primarily due to net income to shareholders of $582.8 million, partially offset by a $320.5 million decrease in net unrealized gains on investments, net of taxes. For the year ended December 31, 2014, book value per share increased 14% primarily due to net income to shareholders of $321.2 million and a $661.7 million increase in net unrealized gains on investments, net of taxes. Over the past five years, we have grown book value per share at a compound annual rate of 11% to $561.23 per share.

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

Risk Based Capital Requirements. The NAIC uses a risk based capital formula that is designed to measure the capital of an insurer taking into account the company's investments and products. These requirements provide a formula which, for property and casualty insurance companies, establishes capital thresholds for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. At December 31, 2015, the capital and surplus of each of our United States insurance subsidiaries was above the minimum regulatory thresholds.

Own Risk and Solvency Assessment. We must submit annually to the Illinois Department of Insurance our lead state insurance regulator, an Own Risk and Solvency Assessment Summary Report (ORSA). The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks.

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

Dividends. The laws of the domicile states of our U.S. insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. At December 31, 2015, our United States insurance subsidiaries could pay up to $354.0 million during the following 12 months under the ordinary dividend regulations.

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

Federal Regulation. The federal government and its regulatory agencies generally do not directly regulate the business of insurance. However, two federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC), each created under The Dodd Frank Wall Street Reform and Consumer Protection Act enacted in 2010, may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States financial stability in the event of the insurer's material financial distress or failure. We have not been so designated.

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

Both MIICL and MSM, our Lloyd's managing agent, are authorized by the PRA and regulated by both the PRA and the FCA. In addition, Abbey Protection Group Limited is an FCA-authorized insurance intermediary that produces insurance for both MIICL and third party insurance carriers in the UK.

The PRA is a subsidiary of the Bank of England and is responsible for the prudential regulation and supervision of banks, building societies, credit unions, major investment firms and insurers, including the Society of Lloyd's and managing agents that participate in the Lloyd's market. The two primary statutory objectives of the PRA are to promote the safety and soundness of the firms it regulates and, specific to insurers, to contribute to securing an appropriate degree of protection for those who are, or may become, policyholders. In 2014 the PRA was given a secondary objective which is to facilitate effective competition. The FCA, which is separate from the Bank of England, is accountable to HM Treasury and ultimately the United Kingdom Parliament. The FCA supervises the day-to-day conduct of insurance firms and other authorized firms operating in the United Kingdom, including those participating in the Lloyd's market and UK insurance intermediaries. The overarching strategic objective of the FCA is to ensure that the relevant markets function well. The FCA also has three operational objectives: securing an appropriate degree of protection for consumers, protecting and enhancing the integrity of the UK financial system, and promoting effective competition in the interests of consumers.

The PRA assesses the insurance firms it regulates on a continuous cycle, requiring firms to submit sufficient data of appropriate quality to support their judgments about key risks, through meetings of directors, officers and other employees with PRA supervisors. The PRA also oversees compliance with minimum solvency and capital requirements under the Solvency II Directive (Solvency II) and imposes dividend restrictions. Both the PRA and the FCA oversee compliance with risk assessment reviews, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. In addition, both the PRA and FCA have arrangements with Lloyd's for cooperation on supervision and enforcement of the Lloyd's market.

MIICL must provide advance notice to the PRA for any dividends from MIICL and any transaction or proposed transaction with a connected or related person. MSM is required to satisfy the solvency requirements of Lloyd's. In addition, our United Kingdom subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose.

In addition, under Solvency II, a new regulatory framework for the European insurance industry in place effective January 1, 2016, MIICL must give the PRA advance notice of any material intra-group transaction which Markel International Limited (the indirect parent of MIICL) or any of its subsidiaries intends to enter into with a group entity outside the European Economic Area and any material payment, including the payment of a dividend, other distribution or capital extraction which Markel International Limited or any of its subsidiaries intends to make to a group entity outside the European Economic Area.

Bermuda Insurance Regulation

The insurance and reinsurance industry in Bermuda is regulated by the Bermuda Monetary Authority (BMA). Markel Bermuda is regulated by the BMA as a Class 4 general business and Class C long-term business insurer under the Insurance Act 1978 of Bermuda and its related regulations (Bermuda Insurance Act). The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Markel Bermuda and grants to the BMA powers to supervise, investigate and intervene in the affairs of Bermuda insurance and reinsurance companies. Effective January 1, 2016, Bermuda's prudential framework for the supervision of insurance and reinsurance companies and groups was deemed to be fully equivalent to the regulatory standards applied to European insurance and reinsurance companies and groups under Solvency II. As a result, Bermuda will be considered by all European member states as applying an equivalent statutory insurance regime in accordance with the requirements of Solvency II with respect to reinsurance, group solvency calculations and group supervision. The equivalence recognition applies to Bermuda's commercial Class 3A, 3B, 4, Class C, Class D and Class E insurers and reinsurers and groups.

Markel Bermuda is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2015, Markel Bermuda satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Under the Bermuda Insurance Act, Markel Bermuda is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach of those requirements. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Further, Markel Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. Markel Bermuda must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a Class C long-term insurer, Markel Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by Markel Bermuda's approved actuary, exceeds the liabilities of its long-term business. The amount of the dividend cannot exceed the aggregate of that excess and any other funds legally available for the payment of the dividend. At December 31, 2015, Markel Bermuda could pay up to $491.5 million in dividends during the following 12 months without making any additional filings with the BMA.

Markel CATCo Re Ltd (Markel CATCo Re) is licensed as a Bermuda Class 3 reinsurance company and is subject to regulation and supervision of the BMA. See "Regulation of Markel CATCo" under "Other Regulation" below for more information about the regulation of Markel CATCo Re.

Other Insurance Jurisdictions

The European Union (E.U.) implemented Solvency II effective January 1, 2016. Solvency II replaces existing insurance directives and creates a pan-European, risk based solvency regime which affects all insurers and reinsurers throughout the E.U. The Solvency II regime is based on three pillars: financial requirements; governance and risk management requirements; and disclosure requirements. The European Commission has developed detailed rules that complement the high-level principles of Solvency II.

At present the United States is not recognized as Solvency II "equivalent." Therefore, MIICL has agreed on "other methods" with the PRA which includes the provision to the PRA of certain specified information regarding Markel Corporation and its insurance companies.

In addition, as a global provider of specialty insurance and reinsurance, our insurance subsidiaries must comply with various regulatory requirements in jurisdictions where they conduct business in addition to the jurisdictions in which they are domiciled. For example, MIICL and our Lloyd's operations must comply with applicable Latin America regulatory requirements in connection with our Latin American reinsurance operations. In addition to the regulatory requirements imposed by the jurisdictions in which an insurer or reinsurer is licensed, a reinsurer's business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. As an example, Markel Bermuda currently is not licensed, accredited or approved in every jurisdiction where its reinsurance customers are domiciled. As a result, Markel Bermuda may be required to provide a letter of credit or other security arrangement for its reinsurance customers domiciled in those jurisdictions. In most U.S. states Markel Bermuda has obtained approval of a trust arrangement that satisfies the credit for reinsurance requirements for Markel Bermuda’s customers domiciled in those states.

The insurance and reinsurance industry in Brazil is regulated by the Conselho Nacional de Seguros Privados (CNSP) and supervised by the Superintendência de Seguros Privados (SUSEP) on behalf of the Ministry of Finance. Markel Resseguradora do Brasil SA (Markel Brazil) is authorized by SUSEP as a local Brazilian reinsurance company. Markel Brazil is required to submit monthly returns, audited annual returns and annual financial statements to SUSEP.

Other Regulation

Markel Ventures. Our Markel Ventures businesses are subject to a wide variety of U.S. federal, state, and local laws and regulations, as well as foreign laws and regulations applicable to their non-U.S. operations, including:

•
For our Markel Ventures manufacturing operations, laws and regulations in the areas of safety, health, employment and environmental pollution controls, as well as U.S. and international trade and anti-corruption laws and regulations; and

•	For our Markel Ventures non-manufacturing operations, laws and regulations in the areas of data privacy and security, health care, government contracting and employment.

Solicitors Regulation Authority. LHS Solicitors LLP (LHS), a wholly owned subsidiary of Abbey Protection Group Ltd., is a full service commercial law firm in Manchester, England. LHS employs approximately 70 lawyers who provide legal services to small and medium-sized enterprises in the United Kingdom. LHS is authorized and regulated by the Solicitors Regulation Authority (SRA). The SRA is an independent regulatory body of the Law Society of England and Wales which regulates the conduct of solicitors and law firms to protect consumers and to support the rule of law and the administration of justice. The SRA works within a statutory framework for regulation provided by the Solicitors Act 1974, the Administration of Justice Act 1985 and, primarily, by the Legal Services Act 2007.

Regulation of Markel CATCo. We conduct our Markel CATCo operations through three companies: Markel CATCo IM, Markel CATCo Reinsurance Fund Ltd. (Markel CATCo Fund) and Markel CATCo Re. Markel CATCo IM is the investment manager of Markel CATCo Fund and the insurance manager of Markel CATCo Re. Markel CATCo Fund offers multiple classes of non-voting, redeemable, participating shares to third party investors that allow investors to participate in the investment returns of various insurance-linked securities, primarily reinsurance and retrocessional reinsurance arrangements entered by Markel CATCo Re. Results of operations of Markel CATCo Fund and Markel CATCo Re are attributed to preference shareholders in these entities and are not included in our consolidated financial statements.

Markel CATCo IM is a Bermuda exempted limited liability company. Markel CATCo IM holds an investment business license issued by the BMA under the Investment Business Act 2003 and is regulated by the BMA. Markel CATCo IM is not registered as an investment company under the U.S. Investment Company Act of 1940, an investment adviser under the U.S. Investment Advisers Act of 1940 or as a "commodity pool operator" or "commodity trading advisor" with the U.S. Commodity Futures Trading Commission.

Markel CATCo Fund is a mutual fund company with limited liability under the Companies Act 1981 of Bermuda and is registered as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000.

Markel CATCo Re is licensed as a Bermuda Class 3 reinsurance company and is subject to regulation and supervision of the BMA. Under the Bermuda Insurance Act, and related regulations and policies of the BMA, Markel CATCo Re must, among other things, (i) maintain a minimum level of capital, surplus and liquidity; (ii) satisfy solvency standards; (iii) restrict dividends and distributions; (iv) obtain prior approval of ownership and transfer of shares; (v) maintain a principal office and appoint and maintain a principal representative in Bermuda; and (vi) provide for the performance of certain periodic examinations of Markel CATCo Re and its financial condition. In addition, the BMA requires that Markel CATCo Re contract for local services, such as corporate secretary, insurance manager and registered representative, at market rates.

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

Ten of our twelve insurance subsidiaries are rated by Best. All ten of our insurance subsidiaries rated by Best have been assigned an FSR of "A" (excellent). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "A" (excellent) by Best.

Eleven of our twelve insurance subsidiaries are rated by S&P. All eleven of our insurance subsidiaries rated by S&P have been assigned an FSR of "A" (strong). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "A+" (strong) by S&P.

Ten of our twelve insurance subsidiaries are rated by Fitch Ratings (Fitch). All ten of our insurance subsidiaries rated by Fitch have been assigned an FSR of "A+" (strong). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "AA-" (very strong) by Fitch.

Six of our twelve insurance subsidiaries are rated by Moody's Corporation (Moody's). All six insurance subsidiaries rated by Moody's have been assigned an FSR of "A2" (good).

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2015, we paid rating agencies, including Best, S&P, Fitch and Moody's, $1.6 million for their services.

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

Our results may be affected because actual insured or reinsured losses differ from our loss reserves. Significant periods of time often elapse between the occurrence of an insured or reinsured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. This process may become more difficult if we experience a period of rising inflation. As part of the reserving process, we review historical data and consider the impact of such factors as:

•	trends in claim frequency and severity,

•	changes in operations,

•	emerging economic and social trends,

•	trends in insurance rates,

•	inflation or deflation,

•	changes in the regulatory and litigation environments, and

•	uncertainties relating to asbestos and environmental exposures.

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

In addition, reinsurance reserves are subject to greater uncertainty than insurance reserves primarily because a reinsurer relies on (i) the original underwriting decisions made by ceding companies and (ii) information and data from ceding companies. As a result, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. In addition, reinsurance reserves may be less reliable than insurance reserves because there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and ultimate resolution or settlement of the loss.

Changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book could result in material increases in our estimated loss reserves for such business.  Our run-off life and annuity reinsurance book exposes us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in establishing the reserves for our life and annuity reinsurance contracts. Some of our life and annuity reinsurance contracts expose us to longevity risk, which is the risk that an insured person will live longer than expected when the reserves were established, or morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our reserving process for the life and annuity reinsurance book is designed with the objective of establishing appropriate reserves for the risks we assumed. Among other things, these processes rely heavily on analysis of mortality, longevity and morbidity trends, lapse rates, interest rates and expenses. As of December 31, 2015, our reserves for life and annuity benefits totaled $1.1 billion.

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

We invest a significant portion of our invested assets in equity securities, which may result in significant variability in our investment results and may adversely impact shareholders' equity. Additionally, our equity investment portfolio is concentrated, and declines in the value of these significant investments could adversely affect our financial results. Equity securities were 52% and 54% of our shareholders' equity at December 31, 2015 and 2014, respectively. Equity securities have historically produced higher returns than fixed maturities; however, investing in equity securities may result in significant variability in investment returns from one period to the next. In volatile financial markets, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in shareholders' equity. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these concentrated investments also could result in a material decrease in shareholders' equity. A material decrease in shareholders' equity may adversely impact our ability to carry out our business plans.

General economic, market or industry conditions could lead to investment losses, adverse effects on our businesses and limit our access to the capital markets. General economic and market conditions and industry specific conditions, including extended economic recessions or expansions; prolonged periods of slow economic growth; inflation or deflation; fluctuations in foreign currency exchange rates, commodity and energy prices and interest rates; volatility in the credit and capital markets; and other factors, could lead to substantial realized and unrealized investment losses in future periods, declines in demand for or increased claims made under our insurance products or limited or no access to the capital markets, any of which could have a material adverse effect on our results of operations, financial condition, debt and financial strength ratings or our insurance subsidiaries' capital.

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

Our information technology systems could fail or suffer a security breach, which could adversely affect our business or reputation or result in the loss of sensitive information. Our businesses are dependent upon the successful functioning and security of our computer systems or the computer systems of third parties. Among other things, we rely on these systems to interact with producers, insureds, customers, clients, and other third parties, to perform actuarial and other modeling functions, to underwrite business, to prepare policies and process premiums, to process claims and make claims payments, to prepare internal and external financial statements and information, as well as to engage in a wide variety of other business activities. A significant failure of our computer systems, or those of third parties upon which we may rely, whether because of a breakdown, natural disaster or an attack on our systems, could compromise our personal, confidential and proprietary information as well as that of our customers and business partners, impede or interrupt our business operations and could result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and fines, litigation and monetary and reputational damages. Although we have implemented controls and take protective actions to reduce the risk of a failure of our computer systems or a security breach, such measures may be insufficient to prevent, or mitigate the effects of, a breakdown, natural disaster or an attack on our systems that could result in liability to us, cause our data to be corrupted and cause us to commit resources, management time and money to prevent or correct those failures.

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

The integration of acquired companies may not be as successful as we anticipate. We have recently engaged in a number of acquisitions in an effort to achieve profitable growth in our insurance operations and to create additional value on a diversified basis in our Markel Ventures operations. Acquisitions present operational, strategic and financial risks, as well as risks associated with liabilities arising from the previous operations of the acquired companies. All of these risks are magnified in the case of a large acquisition. Assimilation of the operations and personnel of acquired companies may prove more difficult than anticipated, which may result in failure to achieve financial objectives associated with the acquisition or diversion of management attention. In addition, integration of formerly privately-held companies into the management and internal control and financial reporting systems of a publicly-held company presents additional risks.

Impairments in the value of our goodwill could have a material adverse effect on our operating results and financial condition. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill is evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of a reporting unit could result in a goodwill impairment and, in turn, a charge to net income. Such a charge could have a material adverse effect on our results of operations or financial condition.

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

Our expanding international operations expose us to increased investment, political and economic risks, including foreign currency and credit risk. Our expanding international operations, including in the United Kingdom, Bermuda, Europe, Asia, South America and the Middle East, expose us to increased investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition. Our investments in non-U.S. dollar-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile.

Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us. Tax laws may change in ways that adversely impact us. For example, a significant portion of our invested assets consist of tax exempt securities and we receive certain tax benefits relating to such securities based on current laws and regulations. Our portfolio has also benefited from certain other laws and regulations, including among others, tax credits. Federal or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations.

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

We depend on a few brokers for a large portion of our revenues and the loss of business provided by any one of them could adversely affect us. We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. For the year ended December 31, 2015, our top three independent brokers represented approximately 27% of our gross premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

We are subject to applicable laws and regulations relating to economic and trade sanctions and bribery, the violation of which could have a material adverse effect on us. We are required to comply with the economic and trade sanctions and embargo programs administered by the United States Department of the Treasury's Office of Foreign Assets Control and similar multi-national bodies and governmental agencies worldwide, as well as applicable anti-corruption laws and regulations of the United States and other jurisdictions where we operate, including the United Kingdom and Europe. A violation of a sanction, embargo program, or anti-corruption law, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties. In addition, a violation could result in defaults under our outstanding indebtedness or credit facilities or damage our businesses or our reputation. Those penalties or defaults, or damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. In some cases the requirements and limitations applicable to the global operations of U.S. companies and their affiliates are more restrictive than those applicable to non-U.S. companies and their affiliates, which also could have a material adverse effect on our results of operations and financial condition.

The legal and regulatory requirements applicable to our businesses are extensive. Failure to comply could have a material adverse effect on us. Our businesses are highly dependent on our ability to engage on a daily basis in a large number of financial and operational activities, including among others insurance underwriting, claim processing, investment activities and the management of third party capital, many of which are highly complex. These activities are subject to internal guidelines and policies, as well as legal and regulatory standards, including, among others, those related to privacy, anti-corruption, anti-bribery and global finance and insurance matters. Our continued expansion into new businesses and markets has brought about additional requirements. While we believe that we have adopted appropriate risk management and compliance programs, compliance risks will continue to exist, particularly as we adapt to new rules and regulations. Failure to comply with, or to obtain, appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines, penalties, equitable relief and changes to our business practices. In addition, a failure to comply could result in defaults under our outstanding indebtedness or credit facilities or damage our businesses and/or our reputation. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations could materially increase our direct and indirect compliance and other expenses of doing business, and have a material adverse effect on our results of operations and financial condition.

We may be exposed to risk in connection with our management of third party capital. Some of our operating subsidiaries may owe certain legal duties and obligations to third party investors. Our failure to fulfill any such duties or obligations could result in significant liabilities, penalties or other losses, and harm our businesses and results of operations. In addition, third party investors may decide not to renew their interests in the funds we manage, which could materially impact the financial condition of those funds, and could, in turn, have an adverse impact on our results of operations and financial condition. Moreover, we may not be able to raise additional third party capital for the funds we manage or for potential new funds and therefore we may forego existing or potential fee income and other income generating opportunities.

Associates

At December 31, 2015, we had approximately 10,600 employees, of whom approximately 3,600 were employed within our insurance operations and approximately 7,000 were employed within our Markel Ventures operations.

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1)

	2015	2014	2013
Results of Operations
Earned premiums	$3,824	$3,841	$3,232
Net investment income	353	363	317
Total operating revenues	5,370	5,134	4,323
Net income (loss) to shareholders	583	321	281
Comprehensive income (loss) to shareholders	233	936	459
Diluted net income (loss) per share	$41.74	$22.27	$22.48
Financial Position
Total investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets)	$18,181	$18,638	$17,612
Total assets	24,941	25,200	23,956
Unpaid losses and loss adjustment expenses	10,252	10,404	10,262
Senior long-term debt and other debt	2,241	2,254	2,256
Shareholders' equity	7,834	7,595	6,674
Common shares outstanding (at year end, in thousands)	13,959	13,962	13,986
OPERATING PERFORMANCE MEASURES (1, 2)
Operating Data
Book value per common share outstanding	$561.23	$543.96	$477.16
Growth (decline) in book value per share	3%	14%	18%
5-Year CAGR in book value per share (3)	11%	14%	17%
Closing stock price	$883.35	$682.84	$580.35
Ratio Analysis
U.S. GAAP combined ratio (4)	89%	95%	97%
Investment yield (5)	2%	2%	3%
Taxable equivalent total investment return (6)	(1)%	7%	7%
Investment leverage (7)	2.3	2.5	2.6
Debt to capital	22%	23%	25%

(1)	Reflects the acquisition of Alterra Capital Holdings Limited effective May 1, 2013, which included the issuance of equity totaling $2.3 billion.

(2)
Operating Performance Measures provide a basis for management to evaluate our performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion of management's evaluation of these measures in Management's Discussion & Analysis of Financial Condition and Results of Operations.

(3)	CAGR—compound annual growth rate.

(4)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(5)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(6)	See "Investing Results" in Management's Discussion & Analysis of Financial Condition and Results of Operations for detail regarding the calculation of taxable equivalent total investment return.

(7)	Investment leverage represents total invested assets divided by shareholders' equity.

2012	2011	2010	2009	2008	2007	2006	5-Year CAGR (3)	10-Year CAGR (3)

$2,147	$1,979	$1,731	$1,816	$2,022	$2,117	$2,184	17%	7%
282	264	273	260	282	305	269	5%	4%
3,000	2,630	2,225	2,069	1,977	2,551	2,576	19%	9%
253	142	267	202	(59)	406	393	—	—
504	252	431	591	(403)	337	551	—	—
$25.89	$14.60	$27.27	$20.52	$(5.95)	$40.64	$39.40	—	—

$9,333	$8,728	$8,224	$7,849	$6,893	$7,775	$7,524	17%	11%
12,557	11,532	10,826	10,242	9,512	10,164	10,117	18%	10%
5,371	5,399	5,398	5,427	5,492	5,526	5,584	14%	6%
1,493	1,294	1,016	964	694	691	866	—	—
3,889	3,388	3,172	2,774	2,181	2,641	2,296	20%	16%
9,629	9,621	9,718	9,819	9,814	9,957	9,994	—	—

$403.85	$352.10	$326.36	$282.55	$222.20	$265.26	$229.78	11%	12%
15%	8%	16%	27%	(16)%	15%	32%	—	—
9%	9%	13%	11%	10%	18%	16%	—	—
$433.42	$414.67	$378.13	$340.00	$299.00	$491.10	$480.10	—	—

97%	102%	97%	95%	99%	88%	87%	—	—
4%	4%	4%	4%	4%	4%	4%	—	—
9%	7%	8%	13%	(10)%	5%	11%	—	—
2.4	2.6	2.6	2.8	3.2	2.9	3.3	—	—
28%	28%	24%	26%	24%	21%	27%	—	—

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

Under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included herein.

Alan I. Kirshner	Anne G. Waleski
Executive Chairman	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Markel Corporation:

We have audited Markel Corporation's (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Markel Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Richmond, Virginia
February 26, 2016

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,038,158 in 2015 and $9,929,137 in 2014)	$9,394,468	$10,422,882
Equity securities (cost of $2,208,834 in 2015 and $1,951,658 in 2014)	4,074,475	4,137,576
Short-term investments (estimated fair value approximates cost)	1,642,261	1,594,849
Total Investments	15,111,204	16,155,307
Cash and cash equivalents	2,630,009	1,960,169
Restricted cash and cash equivalents	440,132	522,225
Receivables	1,113,703	1,135,217
Reinsurance recoverable on unpaid losses	2,016,665	1,868,669
Reinsurance recoverable on paid losses	50,123	102,206
Deferred policy acquisition costs	352,756	353,410
Prepaid reinsurance premiums	322,362	365,458
Goodwill	1,167,844	1,049,115
Intangible assets	792,372	702,747
Other assets	944,101	985,834
Total Assets	$24,941,271	$25,200,357
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,251,953	$10,404,152
Life and annuity benefits	1,123,275	1,305,818
Unearned premiums	2,166,105	2,245,690
Payables to insurance and reinsurance companies	224,921	276,122
Senior long-term debt and other debt (estimated fair value of $2,403,000 in 2015 and $2,493,000 in 2014)	2,241,427	2,253,594
Other liabilities	1,030,023	1,051,931
Total Liabilities	17,037,704	17,537,307
Redeemable noncontrolling interests	62,958	61,048
Commitments and contingencies
Shareholders' equity:
Common stock	3,342,357	3,308,395
Retained earnings	3,137,285	2,581,866
Accumulated other comprehensive income	1,354,508	1,704,557
Total Shareholders' Equity	7,834,150	7,594,818
Noncontrolling interests	6,459	7,184
Total Equity	7,840,609	7,602,002
Total Liabilities and Equity	$24,941,271	$25,200,357

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$3,823,532	$3,840,912	$3,231,616
Net investment income	353,213	363,230	317,373
Net realized investment gains:
Other-than-temporary impairment losses	(44,481)	(4,784)	(4,706)
Net realized investment gains, excluding other-than-temporary impairment losses	150,961	50,784	67,858
Net realized investment gains	106,480	46,000	63,152
Other revenues	1,086,758	883,525	710,942
Total Operating Revenues	5,369,983	5,133,667	4,323,083
OPERATING EXPENSES
Losses and loss adjustment expenses	1,938,745	2,202,467	1,816,273
Underwriting, acquisition and insurance expenses	1,455,080	1,460,882	1,312,312
Amortization of intangible assets	68,947	57,627	55,223
Other expenses	1,046,805	854,871	663,528
Total Operating Expenses	4,509,577	4,575,847	3,847,336
Operating Income	860,406	557,820	475,747
Interest expense	118,301	117,442	114,004
Income Before Income Taxes	742,105	440,378	361,743
Income tax expense	152,963	116,690	77,898
Net Income	$589,142	$323,688	$283,845
Net income attributable to noncontrolling interests	6,370	2,506	2,824
Net Income to Shareholders	$582,772	$321,182	$281,021

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$(240,170)	$687,735	$225,545
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	160	173	(141)
Reclassification adjustments for net gains included in net income	(80,482)	(26,161)	(40,830)
Change in net unrealized gains on investments, net of taxes	(320,492)	661,747	184,574
Change in foreign currency translation adjustments, net of taxes	(29,278)	(32,241)	(10,143)
Change in net actuarial pension loss, net of taxes	(352)	(14,750)	4,065
Total Other Comprehensive Income (Loss)	(350,122)	614,756	178,496
Comprehensive Income	$239,020	$938,444	$462,341
Comprehensive income attributable to noncontrolling interests	6,297	2,510	2,852
Comprehensive Income to Shareholders	$232,723	$935,934	$459,489

NET INCOME PER SHARE
Basic	$41.99	$22.38	$22.57
Diluted	$41.74	$22.27	$22.48

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2012	9,629	$908,980	$2,068,340	$911,337	$3,888,657	$360	$3,889,017	$86,225
Net income (loss)			281,021	—	281,021	(958)	280,063	3,782
Other comprehensive income			—	178,468	178,468	—	178,468	28
Comprehensive Income (Loss)					459,489	(958)	458,531	3,810
Issuance of common stock	71	24,518	—	—	24,518	—	24,518	—
Repurchase of common stock	(109)	—	(57,388)	—	(57,388)	—	(57,388)	—
Restricted stock awards expensed	(3)	25,239	—	—	25,239	—	25,239	—
Acquisition of Alterra	4,398	2,330,199	—	—	2,330,199	—	2,330,199	—
Adjustment of redeemable noncontrolling interests	—	—	1,963	—	1,963	—	1,963	(1,963)
Purchase of noncontrolling interest	—	(136)	—	—	(136)	—	(136)	(11,716)
Other	—	63	973	—	1,036	5,031	6,067	(4,173)
December 31, 2013	13,986	3,288,863	2,294,909	1,089,805	6,673,577	4,433	6,678,010	72,183
Net income (loss)			321,182	—	321,182	(1,981)	319,201	4,487
Other comprehensive income			—	614,752	614,752	—	614,752	4
Comprehensive Income (Loss)					935,934	(1,981)	933,953	4,491
Issuance of common stock	19	5,691	—	—	5,691	—	5,691	—
Repurchase of common stock	(43)	—	(26,053)	—	(26,053)	—	(26,053)	—
Restricted stock awards expensed	—	22,935	—	—	22,935	—	22,935	—
Adjustment of redeemable noncontrolling interests	—	—	(8,186)	—	(8,186)	—	(8,186)	8,186
Purchase of noncontrolling interest	—	(10,257)	—	—	(10,257)	905	(9,352)	(18,566)
Other	—	1,163	14	—	1,177	3,827	5,004	(5,246)
December 31, 2014	13,962	3,308,395	2,581,866	1,704,557	7,594,818	7,184	7,602,002	61,048
Net income (loss)			582,772	—	582,772	(988)	581,784	7,358
Other comprehensive loss			—	(350,049)	(350,049)	—	(350,049)	(73)
Comprehensive Income (Loss)					232,723	(988)	231,735	7,285
Issuance of common stock	34	4,752	—	—	4,752	—	4,752	—
Repurchase of common stock	(37)	—	(31,491)	—	(31,491)	—	(31,491)	—
Restricted stock awards expensed	—	24,129	—	—	24,129	—	24,129	—
Acquisition of CapTech	—	—	—	—	—	—	—	13,817
Adjustment of redeemable noncontrolling interests	—	—	4,144	—	4,144	—	4,144	(4,144)
Purchase of noncontrolling interest	—	(1,447)	—	—	(1,447)	—	(1,447)	(8,224)
Other	—	6,528	(6)	—	6,522	263	6,785	(6,824)
December 31, 2015	13,959	$3,342,357	$3,137,285	$1,354,508	$7,834,150	$6,459	$7,840,609	$62,958
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$589,142	$323,688	$283,845
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(9,678)	84,543	4,050
Depreciation and amortization	200,987	203,580	190,066
Net realized investment gains	(106,480)	(46,000)	(63,152)
Decrease in receivables	5,604	21,148	142,065
Increase in deferred policy acquisition costs	(7,360)	(99,387)	(103,704)
Increase (decrease) in unpaid losses and loss adjustment expenses, net	(91,960)	249,873	290,130
Decrease in life and annuity benefits	(85,257)	(62,883)	(40,235)
Increase (decrease) in unearned premiums, net	(4,522)	147,840	97,249
Decrease in payables to insurance and reinsurance companies	(31,829)	(45,204)	(150,764)
Increase (decrease) in income taxes payable	27,817	(46,576)	81,995
Increase in accrued expenses	97,273	56,042	19,144
Other	67,414	(69,872)	(5,168)
Net Cash Provided By Operating Activities	651,151	716,792	745,521
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	538,978	1,286,871	879,564
Proceeds from maturities, calls and prepayments of fixed maturities	1,503,616	1,420,817	1,475,938
Cost of fixed maturities and equity securities purchased	(1,576,254)	(3,153,055)	(1,651,397)
Net change in short-term investments	(62,124)	(129,164)	(470,423)
Proceeds from sales of equity method investments	23,155	107,292	313,557
Cost of equity method investments	(21,849)	(16,081)	(38,018)
Change in restricted cash and cash equivalents	62,324	264,701	(263,014)
Additions to property and equipment	(79,755)	(82,132)	(47,725)
Acquisitions, net of cash acquired	(261,521)	(319,086)	(12,198)
Other	(797)	(2,368)	1,103
Net Cash Provided (Used) By Investing Activities	125,773	(622,205)	187,387
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	69,797	89,480	547,214
Repayment and retirement of senior long-term debt and other debt	(88,020)	(83,722)	(321,978)
Repurchases of common stock	(31,491)	(26,053)	(57,388)
Issuance of common stock	4,752	5,691	24,518
Purchase of redeemable noncontrolling interests	(12,474)	(25,918)	(11,852)
Distributions to noncontrolling interests	(6,287)	(5,245)	(5,124)
Other	(10,488)	(21,357)	(23)
Net Cash Provided (Used) By Financing Activities	(74,211)	(67,124)	175,367
Effect of foreign currency rate changes on cash and cash equivalents	(32,873)	(45,820)	6,485
Increase (decrease) in cash and cash equivalents	669,840	(18,357)	1,114,760
Cash and cash equivalents at beginning of year	1,960,169	1,978,526	863,766
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,630,009	$1,960,169	$1,978,526

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

a)Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of operations and cash flows of Alterra from the Acquisition Date to December 31, 2015 and not in any prior periods, except with respect to the Supplemental Pro Forma Information included in note 2. The Company consolidates the results of its Markel Ventures subsidiaries on a one-month lag. Certain prior year amounts have been reclassified to conform to the current presentation.

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

Investments accounted for under the equity method of accounting are recorded at cost within other assets on the consolidated balance sheets and subsequently increased or decreased by the Company's proportionate share of the net income or loss of the investee. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of other comprehensive income (loss). Dividends or other equity distributions are recorded as a reduction of the investment. The Company reviews equity method investments for impairment when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary.

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

j)Redeemable Noncontrolling Interests. The Company owns controlling interests in various companies through its Markel Ventures operations. In some cases, the Company has the option to acquire the remaining equity interests, and the remaining equity interests have the option to sell their interests to the Company, in the future. The redemption value of the remaining equity interests is generally based on the respective company's earnings in specified periods preceding the redemption date. The redeemable noncontrolling interests generally become redeemable through 2020.

The Company recognizes changes in the redemption value that exceed the carrying value of redeemable noncontrolling interests to retained earnings as if the balance sheet date were also the redemption date. Changes in the redemption value also result in an adjustment to net income to shareholders in the calculation of basic and diluted net income per share. The change in the redemption value of redeemable noncontrolling interests in 2015, 2014 and 2013 resulted in an adjustment to retained earnings of an increase of $4.1 million, a decrease of $8.2 million, and an increase of $2.0 million, respectively.

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

m)Life and Annuity Benefits. The Company previously acquired a block of long duration reinsurance contracts for life and annuity benefits which subject the Company to mortality, longevity and morbidity risks. The assumptions used to determine policy benefit reserves are generally locked-in for the life of the contract unless an unlocking event occurs. To the extent existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are not adequate to cover the present value of future benefits, settlement and maintenance costs, the locked-in assumptions are revised to current best estimate assumptions and a charge to earnings for life and annuity benefits is recognized at that time. Because of the assumptions and estimates used in establishing reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates.

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

Assumed reinsurance premiums are recorded at the inception of each contract based upon contract terms and information received from cedents and brokers and are earned on a pro rata basis over the coverage period, or for multi-year contracts, in proportion with the underlying risk exposure to the extent there is variability in the exposure through the coverage period. Changes in reinsurance premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding changes in underlying exposures is obtained. Any subsequent differences arising on such estimates are recorded as premiums written in the period they are determined and are earned on a pro rata basis over the coverage period. The Company uses the periodic method to account for assumed reinsurance from foreign reinsurers. The Company's foreign reinsurers provide sufficient information to record foreign assumed business in the same manner as the Company records assumed business from United States reinsurers.

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

o)Stock-based Compensation. Stock-based compensation expense is generally recognized as part of underwriting, acquisition and insurance expenses over the requisite service period. Stock-based compensation expense, net of taxes, was $16.3 million in 2015, $18.7 million in 2014 and $18.4 million in 2013. See note 12.

p)Foreign Currency Translation. The functional currencies of the Company's foreign operations are the currencies in which the majority of their business is transacted. Assets and liabilities of foreign operations are translated into the United States Dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations denominated in a functional currency are included, net of taxes, in shareholders' equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency, other than a functional currency, are included in net income.

The Company manages its exposure to foreign currency risk primarily by matching assets, other than goodwill and intangible assets, and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss). The cumulative foreign currency translation adjustment, net of taxes, was a loss of $72.7 million and $43.5 million at December 31, 2015 and 2014, respectively.

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

t)Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which deferred the original effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and may be applied retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Early application is permitted, but not before the first quarter of 2017. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company's insurance operations, but may have a material impact on the Company's non-insurance operations.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value and eliminates the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. ASU 2015-11 becomes effective for the Company during the first quarter of 2017 and will be applied prospectively. The Company is currently evaluating ASU 2015-11 but does not expect adoption of this ASU to have a material impact on the Company's financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entities own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income. ASU 2016-01 becomes effective for the Company during the first quarter of 2018 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. Early adoption is permitted for certain provisions of the ASU. The Company is currently evaluating ASU No. 2016-01 to determine the potential impact that adopting this standard will have on the consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but will have a significant impact on the Company's results of operations as changes in fair value will be presented in net income rather than other comprehensive income.

2. Acquisitions

CATCo Investment Management Acquisition

On December 8, 2015, the Company completed the acquisition of substantially all of the assets of CATCo Investment Management Ltd. (CATCo IM) and CATCo-Re Ltd. CATCo IM was a leading insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. Results attributable to Markel CATCo Investment Management Ltd. (Markel CATCo IM), the wholly-owned subsidiary formed in conjunction with this transaction, are included with the Company's non-insurance operations, which are not included in a reportable segment.

Total consideration for the acquisition was $205.7 million, all of which was cash. The purchase price was allocated to the acquired assets and liabilities based on estimated fair values on December 8, 2015. The Company recognized goodwill of $91.9 million, all of which is expected to be deductible for income tax purposes. The goodwill is primarily attributable to the Company's ability to achieve continued capital growth in excess of that which can be expected for the investment funds previously managed by CATCo IM. The Company also recognized other intangible assets of $113.0 million, primarily related to its investment management agreements. These intangible assets are expected to be amortized over a weighted average period of 14 years.

In connection with the acquisition, the Company instituted performance incentive and retention arrangements for former CATCo employees, whom are now employed by Markel CATCo IM. Pursuant to these agreements, the Company committed to the payment of performance bonuses derived from the results of the business through 2018 and retention bonuses that will be paid annually over the three year period following the acquisition. The total amount of these payments is currently estimated to be $100 million, all of which will be recognized in the consolidated financial statements as post-acquisition compensation expense over the performance period and as services are provided.

Markel Ventures Acquisitions

In December 2015, the Company acquired 80% of the outstanding shares of CapTech Ventures, Inc. (CapTech), a privately held company headquartered in Richmond, Virginia. CapTech is a leading management and IT consulting firm, providing services and solutions to a wide array of customers. Under the terms of the acquisition agreement for CapTech, the Company has the option to acquire the remaining equity interests and the remaining equity interests have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on CapTech’s earnings in specified periods preceding the redemption date.

Total consideration for the CapTech acquisition was $60.6 million. Total consideration included the estimated fair value of contingent consideration we expect to pay based on CapTech's earnings, as defined in the stock purchase agreement, through 2018. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair values at the acquisition date. The Company has preliminarily recognized goodwill of $48.5 million related to this acquisition, none of which is expected to be deductible for income tax purposes. The Company has also preliminarily recognized other intangible assets of $49.2 million, primarily related to customer relationships, and redeemable noncontrolling interest of $13.8 million. These intangible assets are expected to be amortized over a weighted average period of 14 years. Results attributable to this acquisition are included with the Company's non-insurance operations, which are not included in a reportable segment. Due to the one month lag in consolidating the results of the Company's Markel Ventures operations, the financial results for CapTech will be included in our consolidated statements of income and comprehensive income beginning in January 2016.

The Company has not completed the process of determining the fair value of the assets and liabilities acquired with CapTech. These valuations will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value amounts recorded for these items are provisional estimates subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, the residual goodwill, and the fair value attributable to the noncontrolling equity interest holders.

In July 2014, the Company acquired 100% of the outstanding shares of Cottrell, Inc. (Cottrell), a privately held company headquartered in Gainesville, Georgia. Cottrell is a leading manufacturer of over-the-road car hauler equipment and related car hauler parts. In June and August 2014, ParkLand Ventures, Inc. (ParkLand) also completed the acquisition of several manufactured housing communities. Total consideration for these acquisitions was $187.0 million, which primarily consisted of cash consideration. Total consideration included the estimated fair value of contingent consideration we expected to pay based on Cottrell's earnings, as defined in the stock purchase agreement, in 2014 and 2015. The Company recognized goodwill of $38.7 million related to these acquisitions, the majority of which we expect to amortize for income tax purposes. The Company also recognized other intangible assets of $78.7 million, including $53.7 million of customer relationships and $13.0 million of trade names, which are expected to be amortized over a weighted average period of 17 years and 10 years, respectively. Results attributable to these acquisitions are included with the Company's non-insurance operations, which are not included in a reportable segment.

Acquisition of Alterra

a)Overview. On May 1, 2013, the Company completed the acquisition of 100% of the the issued and outstanding common stock of Alterra pursuant to an agreement dated December 18, 2012 (the Merger Agreement) which provided for the merger of Alterra with one of the Company's subsidiaries. Alterra was a Bermuda-headquartered global enterprise providing diversified specialty property and casualty insurance and reinsurance products to corporations, public entities and other property and casualty insurers. Results attributable to Alterra's property and casualty insurance and reinsurance business are included in each of the Company's underwriting segments. Previously, Alterra also offered life and annuity reinsurance products. In 2010, Alterra ceased writing life and annuity reinsurance contracts and placed this business into run-off. Results attributable to the run-off of Alterra's life and annuity reinsurance business are included in the Company's Other Insurance (Discontinued Lines) segment. See note 19 for further discussion of the Company's reportable segments.

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

c)Fair Value of Net Assets Acquired and Liabilities Assumed. The purchase price was allocated to the acquired assets and liabilities of Alterra based on estimated fair values at the Acquisition Date. The Company recognized goodwill of $295.7 million, of which $107.8 million was allocated to the U.S. Insurance segment, $65.2 million was allocated to the International Insurance segment and $122.7 million was allocated to the Reinsurance segment. The goodwill is primarily attributable to Alterra's assembled workforce and synergies that are expected to result upon integration of Alterra into the Company's insurance operations and investing activities. None of the goodwill that was recorded is deductible for income tax purposes. The Company also recognized indefinite lived intangible assets of $37.5 million and other intangible assets of $170.0 million, which will be amortized over a weighted average period of 17 years.

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

An explanation of the significant adjustments for fair value and the related impact on amortization is as follows:

•
Investments - Fixed maturity investments acquired include a net increase of $223.1 million to adjust the historical carrying amount of Alterra's investments to their estimated fair value as of the Acquisition Date. The difference in the historical amortized cost of the fixed maturity investments acquired and their estimated fair value as of the Acquisition Date, $495.5 million, represents incremental premium that will be amortized to net investment income over the term of the underlying securities.  The amount of the unamortized incremental premium as of December 31, 2015 and 2014 was $198.3 million and $281.1 million, respectively. The decrease in the unamortized incremental premium is due to amortization expense of $39.6 million, $59.3 million and $58.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and sales of securities.

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

•
Unpaid losses and loss adjustment expenses - Unpaid losses and loss adjustment expenses acquired include an increase of $120.8 million to adjust the carrying value of Alterra's historical unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, to fair value as of the Acquisition Date. The estimated fair value consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. This adjustment, plus the $26.5 million unamortized fair value adjustment included in Alterra's historical unpaid losses and loss adjustment expenses, will be amortized to losses and loss adjustment expenses over a weighted average period of approximately five years, based on the estimated payout pattern of net reserves as of the Acquisition Date. The amount of the unamortized fair value adjustment included in unpaid losses and loss adjustment expenses as of December 31, 2015 and 2014 was $91.0 million and $114.6 million, respectively.

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

•
Senior long-term debt - Senior long-term debt acquired includes an increase of $71.9 million to adjust the carrying value of Alterra's senior long-term debt to its estimated fair value based on prevailing interest rates and other factors as of the Acquisition Date. This adjustment will be amortized to interest expense over the term of the notes. See note 11. The amount of the unamortized premium on the acquired senior long-term debt as of December 31, 2015 and 2014 was $46.3 million and $56.7 million, respectively.

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

As part of the allocation of the purchase price, the Company recorded net deferred tax assets of $310.1 million. Of this amount, $343.9 million represents deferred tax assets related to accrued losses and loss adjustment expenses and life and annuity benefits, which were partially offset by deferred tax liabilities of $64.6 million related to the estimated fair value of the intangible assets recorded. Other net deferred tax assets recorded primarily relate to differences between financial reporting and tax bases of the acquired assets and liabilities as of the Acquisition Date. As of the Acquisition Date, earnings of Alterra's foreign subsidiaries were considered reinvested indefinitely, consistent with the Company's other foreign subsidiaries, and no provision for deferred U.S. income tax was recorded.

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

g)Supplemental Pro Forma Information (unaudited). Alterra's results have been included in the Company's Consolidated Financial Statements from the Acquisition Date to December 31, 2015. The following table presents unaudited pro forma consolidated information for the year ended December 31, 2013 and assumes the Company's acquisition of Alterra occurred on January 1, 2012. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the acquisition taken place on January 1, 2012, nor is it necessarily indicative of future results. Significant adjustments used to determine pro forma results include amortization of intangible assets and amortization of fair value adjustments discussed in c) above, and the corresponding income tax effects. The Company also excluded certain charges from the pro forma results, including transaction costs incurred by the Company ($16.0 million) and Alterra ($23.0 million) totaling $39.0 million for the year ended December 31, 2013, severance costs attributable to the acquisition totaling $31.7 million for the year ended December 31, 2013, and stay bonuses of $14.8 million for the year ended December 31, 2013. The acceleration of compensation expense during the year ended December 31, 2013 related to Alterra's long-term incentive compensation awards and restricted stock awards was attributable to the acquisition; however, the incremental expense recognized during the period only represents a timing difference in the recognition of expense. Therefore, it was not excluded from the pro forma underwriting results.

Unaudited
Consolidated Pro Forma
(in thousands, except per share amounts)	Year Ended December 31, 2013
Earned premiums	$3,680,220
Operating revenues	4,899,628
Net income to shareholders	422,829

U.S. GAAP combined ratio (1)	95%

Basic net income per share	$30.33
Diluted net income per share	$30.19

Weighted average common shares outstanding:
Basic	14,007
Diluted	14,069

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

3. Investments

a)The following tables summarize the Company's available-for-sale investments.

	December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$695,652	$9,836	$(4,781)	$—	$700,707
Obligations of states, municipalities and political subdivisions	3,817,136	204,302	(8,225)	—	4,013,213
Foreign governments	1,302,329	115,809	(1,681)	—	1,416,457
Commercial mortgage-backed securities	657,670	6,867	(4,999)	—	659,538
Residential mortgage-backed securities	837,964	22,563	(4,022)	(2,258)	854,247
Asset-backed securities	36,462	15	(406)	—	36,071
Corporate bonds	1,690,945	41,123	(16,209)	(1,624)	1,714,235
Total fixed maturities	9,038,158	400,515	(40,323)	(3,882)	9,394,468
Equity securities:
Insurance, banks and other financial institutions	651,002	690,271	(6,551)	—	1,334,722
Industrial, consumer and all other	1,557,832	1,227,052	(45,131)	—	2,739,753
Total equity securities	2,208,834	1,917,323	(51,682)	—	4,074,475
Short-term investments	1,642,103	167	(9)	—	1,642,261
Investments, available-for-sale	$12,889,095	$2,318,005	$(92,014)	$(3,882)	$15,111,204

	December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$662,462	$12,963	$(2,163)	$—	$673,262
Obligations of states, municipalities and political subdivisions	4,075,748	245,158	(3,359)	—	4,317,547
Foreign governments	1,458,255	154,707	(1,041)	—	1,611,921
Commercial mortgage-backed securities	427,904	5,325	(2,602)	—	430,627
Residential mortgage-backed securities	954,263	34,324	(3,482)	(2,258)	982,847
Asset-backed securities	100,073	99	(682)	—	99,490
Corporate bonds	2,250,432	69,016	(10,441)	(1,819)	2,307,188
Total fixed maturities	9,929,137	521,592	(23,770)	(4,077)	10,422,882
Equity securities:
Insurance, banks and other financial institutions	523,739	789,717	(1,531)	—	1,311,925
Industrial, consumer and all other	1,427,919	1,403,566	(5,834)	—	2,825,651
Total equity securities	1,951,658	2,193,283	(7,365)	—	4,137,576
Short-term investments	1,594,819	36	(6)	—	1,594,849
Investments, available-for-sale	$13,475,614	$2,714,911	$(31,141)	$(4,077)	$16,155,307

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2015
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$427,003	$(3,648)	$92,552	$(1,133)	$519,555	$(4,781)
Obligations of states, municipalities and political subdivisions	169,362	(4,864)	70,101	(3,361)	239,463	(8,225)
Foreign governments	51,328	(249)	40,345	(1,432)	91,673	(1,681)
Commercial mortgage-backed securities	289,058	(3,600)	95,843	(1,399)	384,901	(4,999)
Residential mortgage-backed securities	78,814	(2,858)	137,100	(3,422)	215,914	(6,280)
Asset-backed securities	6,228	(54)	24,315	(352)	30,543	(406)
Corporate bonds	470,694	(9,509)	343,737	(8,324)	814,431	(17,833)
Total fixed maturities	1,492,487	(24,782)	803,993	(19,423)	2,296,480	(44,205)
Equity securities:
Insurance, banks and other financial institutions	63,873	(6,384)	6,247	(167)	70,120	(6,551)
Industrial, consumer and all other	344,857	(44,879)	2,907	(252)	347,764	(45,131)
Total equity securities	408,730	(51,263)	9,154	(419)	417,884	(51,682)
Short-term investments	129,473	(9)	—	—	129,473	(9)
Total	$2,030,690	$(76,054)	$813,147	$(19,842)	$2,843,837	$(95,896)

At December 31, 2015, the Company held 659 securities with a total estimated fair value of $2.8 billion and gross unrealized losses of $95.9 million. Of these 659 securities, 271 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $813.1 million and gross unrealized losses of $19.8 million. Of these securities, 264 securities were fixed maturities and seven were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

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

c)The amortized cost and estimated fair value of fixed maturities at December 31, 2015 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$482,284	$485,605
Due after one year through five years	1,820,680	1,857,267
Due after five years through ten years	1,576,656	1,663,076
Due after ten years	3,626,442	3,838,664
	7,506,062	7,844,612
Commercial mortgage-backed securities	657,670	659,538
Residential mortgage-backed securities	837,964	854,247
Asset-backed securities	36,462	36,071
Total fixed maturities	$9,038,158	$9,394,468

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of fixed maturities at December 31, 2015 was 5.9 years.

d)The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Interest:
Municipal bonds (tax-exempt)	$93,580	$98,262	$82,308
Municipal bonds (taxable)	57,550	49,345	28,041
Other taxable bonds	138,763	152,789	134,377
Short-term investments, including overnight deposits	5,223	5,959	3,573
Dividends on equity securities	74,705	65,031	48,641
Change in fair value of credit default swap	—	2,230	10,460
Income (loss) from equity method investments	(262)	4,766	21,898
Other	651	108	355
	370,210	378,490	329,653
Investment expenses	(16,997)	(15,260)	(12,280)
Net investment income	$353,213	$363,230	$317,373

e)Cumulative credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss) were $10.7 million at December 31, 2015 and $12.7 million at December 31, 2014 and 2013.

f)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Realized gains:
Sales of fixed maturities	$3,073	$8,417	$13,772
Sales of equity securities	156,987	51,356	73,592
Other	8,103	15,205	5,940
Total realized gains	168,163	74,978	93,304
Realized losses:
Sales of fixed maturities	(4,598)	(18,136)	(25,168)
Sales of equity securities	(1,232)	(802)	(278)
Other-than-temporary impairments	(44,481)	(4,784)	(4,706)
Other	(11,372)	(5,256)	—
Total realized losses	(61,683)	(28,978)	(30,152)
Net realized investment gains	$106,480	$46,000	$63,152
Change in net unrealized gains on investments:
Fixed maturities	$(137,435)	$480,350	$(403,610)
Equity securities	(320,277)	500,673	665,599
Short-term investments	128	12	6
Net increase (decrease)	$(457,584)	$981,035	$261,995

g)The following table presents other-than-temporary impairment losses recognized in net income and included in net realized investment gains by investment type.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Fixed maturities:
Obligations of states, municipalities and political subdivisions	$—	$—	$(1,242)
Commercial mortgage-backed securities	—	(61)	—
Residential mortgage-backed securities	—	—	(640)
Asset-backed securities	—	(197)	—
Corporate bonds	—	(46)	—
Total fixed maturities	—	(304)	(1,882)
Equity securities:
Insurance, banks and other financial institutions	(9,835)	(341)	—
Industrial, consumer and all other	(34,646)	(4,139)	(2,824)
Total equity securities	(44,481)	(4,480)	(2,824)
Total	$(44,481)	$(4,784)	$(4,706)

h)The following table presents the components of restricted assets.

	December 31,
(dollars in thousands)	2015	2014
Restricted assets held in trust or on deposit to support underwriting activities	$4,037,458	$4,961,061
Investments and cash and cash equivalents pledged as security for letters of credit	745,744	635,340
Total	$4,783,202	$5,596,401

Total restricted assets are included on the Company's consolidated balance sheets as follows.

	December 31,
(dollars in thousands)	2015	2014
Investments, available-for-sale	$4,343,070	$5,040,413
Restricted cash and cash equivalents	440,132	522,225
Other assets	—	33,763
Total	$4,783,202	$5,596,401

i)At December 31, 2015 and December 31, 2014, investments in U.S. Treasury securities and obligations of U.S. government agencies were the only investments in any one issuer that exceeded 10% of shareholders' equity.

At December 31, 2015, the Company's ten largest equity holdings represented $1.8 billion, or 44%, of the equity portfolio. Investments in the property and casualty insurance industry represented $690.0 million, or 17%, of the equity portfolio at December 31, 2015. Investments in the property and casualty insurance industry included a $414.1 million investment in the common stock of Berkshire Hathaway Inc.

4. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2015	2014
Amounts receivable from agents, brokers and insureds	$1,009,115	$1,031,519
Trade accounts receivable	93,953	97,225
Employee stock loans receivable (see note 12(c))	16,900	15,044
Other	6,165	8,601
	1,126,133	1,152,389
Allowance for doubtful receivables	(12,430)	(17,172)
Receivables	$1,113,703	$1,135,217

5. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Balance, beginning of year	$353,410	$260,967	$157,465
Policy acquisition costs deferred	752,324	754,303	577,620
Amortization of policy acquisition costs	(744,964)	(654,916)	(471,915)
Foreign currency movements	(8,014)	(6,944)	(2,203)
Deferred policy acquisition costs	$352,756	$353,410	$260,967

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Amortization of policy acquisition costs	744,964	654,916	471,915
Transaction costs and other acquisition-related expenses (1)	—	—	75,140
Other operating expenses	710,116	805,966	765,257
Underwriting, acquisition and insurance expenses	$1,455,080	$1,460,882	$1,312,312

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

6. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2015	2014
Land	$56,408	$56,848
Buildings	77,488	78,786
Leasehold improvements	104,003	98,098
Land improvements	71,585	70,596
Furniture and equipment	291,736	255,566
Other	134,939	116,884
	736,159	676,778
Accumulated depreciation and amortization	(305,324)	(255,388)
Property and equipment	$430,835	$421,390

Depreciation and amortization expense of property and equipment was $64.2 million, $51.2 million and $51.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company does not own any material properties. The Company leases substantially all of the facilities used by its insurance operations and certain furniture and equipment under operating leases. The Company leases offices for the U.S. Insurance segment in Glen Allen, Virginia and in 23 other locations; the Company leases offices for the International Insurance segment in London, England, Hamilton, Bermuda and 29 other locations; and the Company leases offices for the Reinsurance segment primarily in Summit, New Jersey and Hamilton, Bermuda. The Company's Markel Ventures operations own certain of their office, clinic, manufacturing, warehouse and distribution facilities and lease others. The Company believes these facilities are suitable and adequate for the Company's insurance and non-insurance operations.

7. Goodwill and Intangible Assets

The following table presents the components of goodwill by reportable segment.

(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other(1)	Total
January 1, 2014	$280,579	$372,764	$122,745	$191,629	$967,717
Acquisitions (see note 2)	—	42,989	—	61,539	104,528
Impairment loss	—	—	—	(13,737)	(13,737)
Foreign currency movements and other adjustments	—	(7,570)	—	(1,823)	(9,393)
December 31, 2014 (2)	$280,579	$408,183	$122,745	$237,608	$1,049,115
Acquisitions (see note 2)	—	—	—	146,659	146,659
Impairment loss	—	—	—	(14,880)	(14,880)
Foreign currency movements and other adjustments	—	(10,190)	—	(2,860)	(13,050)
December 31, 2015 (2)	$280,579	$397,993	$122,745	$366,527	$1,167,844

(1)	Amounts included in Other above are related to the Company's non-insurance operations, which are not included in a reportable segment.

(2)	Goodwill is net of accumulated impairment losses of $28.6 million and $13.7 million, as of December 31, 2015 and 2014, respectively, included in Other.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. As part of our annual impairment test, during the fourth quarters of 2015 and 2014, the Company recorded a goodwill impairment charge of $14.9 million and $13.7 million, respectively, to other expenses, to reduce the carrying value of the Diamond Healthcare reporting unit's goodwill to its implied fair value. Diamond Healthcare's operations consist of the planning, development and operation of behavioral health services in partnership with healthcare organizations, and are reported in our non-insurance operations. In both periods, the Company determined the goodwill for the reporting unit was impaired as a result of lower than expected earnings and lower estimated future earnings. To determine the value of the impairment loss, the Company estimated the fair value of the reporting unit primarily using an income approach based on a discounted cash flow model. Following the impairment charge in 2015, the carrying value of the Diamond Healthcare goodwill is zero.

There were no impairment losses recognized during 2013.

The following table presents the components of intangible assets with a net carrying amount.

	December 31,
	2015		2014
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$481,547	$(97,892)	$452,157	$(69,483)
Broker relationships	182,626	(45,135)	175,681	(34,827)
Trade names	103,681	(23,821)	94,795	(17,673)
Investment management agreements	98,000	—	—	—
Technology	54,241	(22,288)	62,288	(22,671)
Insurance licenses	30,185	—	39,985	—
Lloyd's syndicate capacity	12,000	—	12,000	—
Other	30,496	(11,268)	18,903	(8,408)
Total	$992,776	$(200,404)	$855,809	$(153,062)

Amortization of intangible assets was $68.9 million, $57.6 million and $55.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of intangible assets is estimated to be $69.7 million for 2016, $67.6 million for 2017, $65.8 million for 2018, $56.6 million for 2019 and $51.5 million for 2020. Indefinite-lived intangible assets were $48.2 million at December 31, 2015 and $58.0 million at December 31, 2014.

In 2015, the Company acquired $166.9 million of intangible assets. The definite-lived intangible assets acquired are expected to be amortized over a weighted average period of 14 years. The definite-lived intangible assets acquired during 2015 primarily include customer relationships and investment management agreements, which are expected to be amortized over a weighted average period of 17 and 14 years, respectively.

8. Income Taxes

Income before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Domestic operations	$323,954	$240,279	$325,133
Foreign operations	418,151	200,099	36,610
Income before income taxes	$742,105	$440,378	$361,743

Income tax expense includes the following components.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Current:
Domestic	$44,406	$7,573	$50,683
Foreign	118,235	24,574	23,165
Total current tax expense	162,641	32,147	73,848
Deferred:
Domestic	9,415	43,673	23,906
Foreign	(19,093)	40,870	(19,856)
Total deferred tax expense (benefit)	(9,678)	84,543	4,050
Income tax expense	$152,963	$116,690	$77,898

Foreign income tax expense includes United States tax expense on foreign operations.

State income tax expense is not material to the consolidated financial statements.

The Company made income tax payments of $132.5 million, $89.5 million and $35.7 million in 2015, 2014 and 2013, respectively. Current income taxes payable were $63.5 million and $37.6 million at December 31, 2015 and 2014, respectively, and were included in other liabilities on the consolidated balance sheets.

Reconciliations of the United States corporate income tax rate to the effective tax rate on income before income taxes are presented in the following table.

	Years Ended December 31,
	2015	2014	2013
United States corporate tax rate	35%	35%	35%
Tax credits	(8)	(1)	—
Tax-exempt investment income	(5)	(9)	(9)
Foreign operations	(1)	—	(4)
Other	—	1	—
Effective tax rate	21%	26%	22%

The 2015 effective tax rate included an 8% income tax benefit related to tax credits for foreign taxes paid. In previous periods, these foreign taxes paid were not available for use as tax credits against the Company's United States provision for income taxes. Based on the Company's earnings from foreign operations in 2015, significant foreign taxes paid, both in the current period and prior periods, have been used as credits against its United States provision for income taxes in 2015.

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2015	2014
Assets:
Unpaid losses and loss adjustment expenses	$212,012	$239,588
Life and annuity benefits	156,950	143,102
Unearned premiums recognized for income tax purposes	102,076	108,960
Investments, including other-than-temporary impairments	65,641	28,106
Accrued incentive compensation	53,586	37,329
Stock-based compensation	21,948	31,314
Net operating loss carryforwards	18,771	36,359
Tax credit carryforwards	18,158	32,525
Other differences between financial reporting and tax bases	40,497	64,235
Total gross deferred tax assets	689,639	721,518
Less valuation allowance	(5,131)	(4,801)
Total gross deferred tax assets, net of allowance	684,508	716,717
Liabilities:
Net unrealized gains on investments	626,776	759,212
Amortization of goodwill and other intangible assets	107,271	106,927
Deferred policy acquisition costs	88,036	101,766
Other differences between financial reporting and tax bases	38,613	59,359
Total gross deferred tax liabilities	860,696	1,027,264
Net deferred tax liability	$176,188	$310,547

The net deferred tax liability at December 31, 2015 and 2014 was included in other liabilities on the consolidated balance sheets.

At December 31, 2015, the Company had tax credit carryforwards of $18.2 million. The earliest any of these credits will expire is 2025.

At December 31, 2015, the Company had net operating losses of $39.2 million that can be used to offset future income that is taxable in the United States from Markel Capital Limited, a wholly owned United Kingdom subsidiary. The Company's ability to use these losses in the United States expires between the years 2023 and 2033. At December 31, 2015, the Company had net operating losses of $19.0 million that can be used to offset future income that is taxable in the United States. The Company's ability to use these losses in the United States expires between the years 2028 and 2030.

The Company believes that it is more likely than not that it will realize $684.5 million of gross deferred tax assets, including net operating losses, recorded at December 31, 2015, through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities. The Company has a valuation allowance that offsets the deferred tax asset on losses incurred primarily in our Brazilian subsidiary.

At December 31, 2015, the Company had unrecognized tax benefits of $15.3 million. If recognized, $14.7 million of these tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any changes in unrecognized tax benefits during 2016 that would have a material impact on the Company's income tax provision.

The following table presents a reconciliation of unrecognized tax benefits.

	Years Ended December 31,
(dollars in thousands)	2015	2014
Unrecognized tax benefits, beginning of year	$17,700	$18,219
Increases for tax positions taken in prior years	—	3
Decreases for tax positions taken in prior years	(146)	—
Lapse of statute of limitations	(606)	(522)
Settlement with taxing authorities	(1,624)	—
Unrecognized tax benefits, end of year	$15,324	$17,700

At December 31, 2015, earnings of the Company's foreign subsidiaries, with the exception of certain of our Bermuda subsidiaries, are considered reinvested indefinitely and no provision for deferred United States income taxes has been recorded. If the Company's intentions with respect to reinvestment were to change, and earnings were to be repatriated to the United States, these foreign subsidiaries would be subject to tax in the United States less applicable foreign tax credits. As of December 31, 2015, cumulative earnings of our foreign subsidiaries that are considered reinvested indefinitely and have not previously been subject to tax in the United States totaled approximately $650 million.

The Company is subject to income tax in the United States and in foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2012. The Internal Revenue Service is currently examining the Company's 2012 federal income tax return. The Company believes its income tax liabilities are adequate as of December 31, 2015, however, these liabilities could be adjusted as a result of this examination.

9. Unpaid Losses and Loss Adjustment Expenses

a)The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Net reserves for losses and loss adjustment expenses, beginning of year	$8,535,483	$8,407,642	$4,592,652
Foreign currency movements, commutations and other	(134,173)	(137,385)	(780)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	8,401,310	8,270,257	4,591,872
Incurred losses and loss adjustment expenses:
Current year	2,566,545	2,638,012	2,227,402
Prior years	(627,800)	(435,545)	(411,129)
Total incurred losses and loss adjustment expenses	1,938,745	2,202,467	1,816,273
Payments:
Current year	486,551	502,107	670,928
Prior years	1,423,286	1,436,851	906,302
Total payments	1,909,837	1,938,958	1,577,230
Effect of foreign currency rate changes	(17,281)	(19,476)	(7,915)
Net reserves for losses and loss adjustment expenses of acquired insurance companies	—	21,193	3,584,642
Reinsurance recoverable on retroactive reinsurance transactions	(177,649)	—	—
Net reserves for losses and loss adjustment expenses, end of year	8,235,288	8,535,483	8,407,642
Reinsurance recoverable on unpaid losses	2,016,665	1,868,669	1,854,414
Gross reserves for losses and loss adjustment expenses, end of year	$10,251,953	$10,404,152	$10,262,056

Beginning of year net reserves for losses and loss adjustment expenses are adjusted, when applicable, for the impact of changes in foreign currency rates, commutations and other items. In 2015, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $134.8 million in foreign currency rates of exchange. In 2014, beginning of year net reserves for losses and loss adjustment expenses were decreased by a movement of $127.7 million in foreign currency rates of exchange. In 2013, beginning of year net reserves for losses and loss adjustment expenses were increased by a movement of $0.7 million in foreign currency rates of exchange, which was more than offset by commutations.

On March 9, 2015, the Company completed a retroactive reinsurance transaction to cede a portfolio of policies primarily comprised of liabilities arising from asbestos and environmental (A&E) exposures that originated before 1992 in exchange for payments totaling $89.0 million, which included cash paid at closing of $69.9 million. At the time of the transaction, reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $94.1 million, resulting in a deferred gain of $5.1 million which will be recognized in earnings in proportion to actual reinsurance recoveries received pursuant to the transaction. The ceded reserves attributable to A&E exposures represented approximately 30% of the Company's net asbestos and environmental reserves for losses and loss adjustment expenses as of December 31, 2014.

On October 30, 2015, the Company completed a second retroactive reinsurance transaction to cede a portfolio of policies primarily comprised of liabilities arising from A&E exposures that originated before 1987 in exchange for cash payments totaling $86.5 million. The transaction provides up to $300 million of coverage for losses in excess of a $97.0 million retention on the ceded policies and 50% coverage on an additional $100 million of losses. The transaction is effective as of January 1, 2015, at which time reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $173.4 million. After considering the Company's retention on the ceded policies, ceded reserves for unpaid losses and loss adjustment expenses totaled $76.4 million, resulting in an underwriting loss of $10.1 million on the transaction. The ceded reserves attributable to A&E exposures represented approximately 25% of the Company's net asbestos and environmental reserves for losses and loss adjustment expenses as of December 31, 2014.

In 2015, incurred losses and loss adjustment expenses included $627.8 million of favorable development on prior years' loss reserves, which was due in part to $375.8 million of loss reserve redundancies on our general liability, workers' compensation, inland marine and brokerage property product lines within the U.S. Insurance segment and on our general liability, professional liability and marine and energy product lines within the International Insurance segment, as actual claims reporting patterns on prior accident years have been more favorable than the Company's actuarial analyses initially anticipated.

In 2015, incurred losses and loss adjustment expenses also included $82.7 million of favorable development on prior years' loss reserves attributable to a decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses as a result of ceding a significant portion of the Company's A&E exposures to a third party during 2015, as described above. As a result of this decrease in estimated volatility, the level of confidence in the Company's net reserves for unpaid losses and loss adjustment expenses increased. Therefore, management reduced prior years' loss reserves by $82.7 million in order to maintain a consolidated confidence level in a range consistent with the Company's historic levels. This reduction in prior years' loss reserves occurred across all three of the Company's ongoing underwriting segments. The favorable development on prior years' loss reserves in 2015 was partially offset by $25.4 million of adverse development in prior years' loss reserves on asbestos and environmental (A&E) exposures, of which $7.1 million is attributable to the underwriting loss on the retroactive reinsurance transaction described above. Following the October 2015 retroactive reinsurance transaction, the Company's actuaries increased their estimate of the ultimate losses on the remaining A&E claims and management increased prior years’ loss reserves by $15.0 million. Without the diversification of a larger portfolio of loss reserves, there is greater uncertainty around the potential outcomes of the remaining claims, and management strengthened reserves accordingly.

Once a year, generally during the third quarter, the Company completes an in-depth, actuarial review of its A&E exposures. During the annual review for both 2014 and 2013, the Company increased its expectation of the severity of the outcome of certain claims subject to litigation. As the ultimate outcome of known claims increases, the Company's expected ultimate closure value on unreported claims also increases. As a result, prior years' loss reserves for A&E exposures were increased by $27.2 million in 2014 and $28.4 million in 2013. During the 2015 annual review, which was performed during the third quarter, the Company determined that no adjustment to loss reserves was required.

In 2014, the Company recorded net reserves for losses and loss adjustment expenses of $21.2 million as a result of the acquisition of Abbey. These reserves were recorded at fair value as part of the Company's purchase accounting.

In 2014, incurred losses and loss adjustment expenses included $435.5 million of favorable development on prior years' loss reserves, which was due in part to $250.4 million of loss reserve redundancies on our long-tail casualty and professional liability lines within the U.S. Insurance segment and on our professional liability and marine and energy product lines within the International Insurance segment, as actual claims reporting patterns on prior accident years have been more favorable than the Company's actuarial analyses initially anticipated. The favorable development on prior years' loss reserves in 2014 was partially offset by $32.8 million of adverse development in prior years' loss reserves on A&E exposures.

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

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Net reserves for A&E losses and loss adjustment expenses, beginning of year	$287,723	$272,194	$260,791
Commutations and other	—	115	(5,067)
Adjusted net reserves for A&E losses and loss adjustment expenses, beginning of year	287,723	272,309	255,724
Incurred losses and loss adjustment expenses	25,415	32,840	30,128
Payments	(20,628)	(17,426)	(13,658)
Reinsurance recoverable on retroactive reinsurance transactions	(159,641)	—	—
Net reserves for A&E losses and loss adjustment expenses, end of year	132,869	287,723	272,194
Reinsurance recoverable on unpaid losses	253,756	102,719	100,784
Gross reserves for A&E losses and loss adjustment expenses, end of year	$386,625	$390,442	$372,978

At December 31, 2015, asbestos-related reserves were $291.5 million and $93.1 million on a gross and net basis, respectively. Net reserves for reported claims for A&E exposures were $129.0 million at December 31, 2015. Net incurred but not reported reserves for A&E exposures were $3.9 million at December 31, 2015. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $595.9 million at December 31, 2015, which includes $159.6 million of payments for two retroactive reinsurance transactions and $90.6 million of litigation-related expense. As previously described, during 2015, the Company completed two retroactive reinsurance transactions to cede two portfolios of policies primarily comprised of liabilities arising from A&E exposures. The reinsurance recoverable for the retroactive reinsurance coverage totaled $177.6 million, of which $159.6 million was attributable to A&E exposures.

The Company's reserves for losses and loss adjustment expenses related to A&E exposures represent management's best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company's statistical analysis of these reserves is reviewed by the Company's independent actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company's gross and net A&E reserves at December 31, 2015 are adequate.

10. Life and Annuity Benefits

The following table presents life and annuity benefits.

	December 31,
(dollars in thousands)	2015	2014
Life	$142,068	$182,604
Annuities	901,218	1,031,946
Accident and health	79,989	91,268
Total	$1,123,275	$1,305,818

Life and annuity benefits are compiled on a reinsurance contract-by-contract basis and are discounted using standard actuarial techniques and cash flow models. Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company must make estimates and assumptions based on cedent experience, industry mortality tables, and expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are generally locked-in for the life of the contract unless an unlocking event occurs. To the extent existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are not adequate to cover the present value of future benefits, settlement and maintenance costs, the locked-in assumptions are revised to current best estimate assumptions and a charge to earnings for life and annuity benefits is recognized at that time.

Because of the assumptions and estimates used in establishing the Company's reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of December 31, 2015.
As of December 31, 2015, the largest life and annuity benefits reserve for a single contract was 33.2% of the total.
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

11. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2015	2014
7.20% unsecured senior notes, due April 14, 2017, interest payable semi-annually, net of unamortized premium of $1,808 in 2015 and $3,526 in 2014	$92,436	$94,155
7.125% unsecured senior notes, due September 30, 2019, interest payable semi-annually, net of unamortized discount of $1,060 in 2015 and $1,343 in 2014	346,940	348,657
6.25% unsecured senior notes, due September 30, 2020, interest payable semi-annually, net of unamortized premium of $44,519 in 2015 and $53,172 in 2014	394,517	403,172
5.35% unsecured senior notes, due June 1, 2021, interest payable semi-annually, net of unamortized discount of $1,119 in 2015 and $1,325 in 2014	248,881	248,675
4.90% unsecured senior notes, due July 1, 2022, interest payable semi-annually, net of unamortized discount of $1,815 in 2015 and $2,095 in 2014	348,185	347,905
3.625% unsecured senior notes, due March 30, 2023, interest payable semi-annually, net of unamortized discount of $1,458 in 2015 and $1,659 in 2014	248,542	248,341
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $1,972 in 2015 and $2,078 in 2014	198,028	197,922
5.0% unsecured senior notes, due March 30, 2043, interest payable semi-annually, net of unamortized discount of $6,103 in 2015 and $6,327 in 2014	243,897	243,673
Subsidiary debt, at various interest rates ranging from 1.9% to 6.5%	120,001	121,094
Senior long-term debt and other debt	$2,241,427	$2,253,594

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

The Company's other debt is primarily associated with its Markel Ventures operations and is non-recourse to the holding company. The debt of the Company's Markel Ventures subsidiaries generally is secured by the assets of those subsidiaries. ParkLand, a subsidiary of the Company, has formed subsidiaries for the purpose of acquiring and financing real estate (the real estate subsidiaries). The assets of the real estate subsidiaries, which are not material to the Company, are consolidated in accordance with U.S. GAAP but are not available to satisfy the debt and other obligations of the Company or any affiliates other than the real estate subsidiaries.

The estimated fair value based on quoted market prices of the Company's senior long-term debt and other debt was $2.4 billion and $2.5 billion at December 31, 2015 and 2014, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of December 31, 2015.

Years Ending December 31,	(dollars in thousands)
2016	$30,267
2017	120,268
2018	4,845
2019	352,843
2020	359,128
2021 and thereafter	1,341,276
Total principal payments	$2,208,627
Net unamortized premium	32,800
Senior long-term debt and other debt	$2,241,427

On August 1, 2014, the Company entered into a credit agreement for a revolving credit facility, which provides $300 million of capacity for future acquisitions, investments, repurchases of capital stock of the Company and for general corporate purposes. At the Company's discretion, $200 million of the total capacity may be used for secured letters of credit. The Company may increase the capacity of the facility to $500 million subject to certain terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee (0.225% at December 31, 2015) on the unused portion of the facility based on the Company's debt to equity leverage ratio as calculated under the credit agreement. Markel Corporation, along with Alterra Finance and Alterra USA, guaranteed the Company's obligations under the facility. At December 31, 2015 and 2014, the Company had no borrowings outstanding under this revolving credit facility. This facility replaced the Company's previous $300 million revolving credit facility and expires in August 2019.

Alterra and Markel Bermuda were party to a secured credit facility (the senior credit facility), which expired on December 15, 2015. At December 31, 2015, $10.6 million of letters of credit were issued and outstanding under the senior credit facility. The last outstanding letter of credit under the senior credit facility expired on January 31, 2016. At December 31, 2015 and 2014, the Company had no borrowings outstanding under the senior credit facility.

At December 31, 2015, the Company was in compliance with all covenants contained in its revolving credit facility and senior credit facility. To the extent that the Company is not in compliance with its covenants, the Company's access to the revolving credit facility could be restricted.

The Company paid $127.0 million, $125.8 million and $114.5 million in interest on its senior long-term debt and other debt during the years ended December 31, 2015, 2014 and 2013, respectively.

12. Shareholders' Equity

a)The Company had 50,000,000 shares of no par value common stock authorized of which 13,959,018 shares and 13,961,675 shares were issued and outstanding at December 31, 2015 and 2014, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which was issued or outstanding at December 31, 2015 or 2014.

The Company's Board of Directors has approved the repurchase of up to $300 million of common stock under a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2015, the Company had repurchased 56,455 shares of common stock at a cost of $37.1 million under the Program.

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

	Years Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Net income to shareholders	$582,772	$321,182	$281,021
Adjustment of redeemable noncontrolling interests	4,144	(8,186)	1,963
Adjusted net income to shareholders	$586,916	$312,996	$282,984

Basic common shares outstanding	13,978	13,984	12,538
Dilutive potential common shares from conversion of options	9	11	12
Dilutive potential common shares from conversion of restricted stock	74	62	36
Diluted shares outstanding	14,061	14,057	12,586
Basic net income per share	$41.99	$22.38	$22.57
Diluted net income per share	$41.74	$22.27	$22.48

c)The Company's Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company's common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan's loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. The Company has authorized 100,000 shares for purchase under this plan, of which 9,458 and 20,740 shares were available for purchase at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, loans outstanding under the plan, which are included in receivables on the consolidated balance sheets, totaled $16.9 million and $15.0 million, respectively.

d)In April 2012, the Company adopted the 2012 Equity Incentive Compensation Plan (2012 Compensation Plan), which replaced the Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan). The 2012 Compensation Plan provides for grants and awards of restricted stock, restricted stock units, performance grants, and other stock based awards to employees and directors and is administered by the Compensation Committee of the Company's Board of Directors (Compensation Committee). At December 31, 2015, there were 143,139 shares reserved for issuance under the 2012 Compensation Plan.

Restricted stock units are awarded to certain associates and executive officers based upon meeting performance conditions determined by the Compensation Committee. These awards generally vest at the end of the third year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company's common stock for each vested restricted stock unit. During 2015, the Company awarded 21,122 restricted stock units to associates and executive officers based on performance conditions being met.

Restricted stock units also are awarded to associates and executive officers to assist the Company in securing or retaining the services of key employees. During 2015, the Company awarded 567 restricted stock units to associates and executive officers as a hiring or retention incentive. The restricted stock units had a grant-date fair value of $0.4 million. These awards generally vest over a three-year period and entitle the recipient to receive one share of the Company's common stock for each vested restricted stock unit.

During 2015, the Company awarded 1,324 shares of restricted stock to its non-employee directors. The shares awarded to non-employee directors will vest in 2016.

The following table summarizes nonvested share-based awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards at January 1, 2015	118,132	$479.11
Granted	23,013	740.80
Vested	(37,262)	424.51
Nonvested awards at December 31, 2015	103,883	$556.66

The fair value of the Company's share-based awards issued under the Omnibus Incentive Plan was determined based on the average price of the Company's common shares on the grant date. The fair value of the Company's share-based awards granted under the 2012 Compensation Plan is determined based on the closing price of the Company's common shares on the grant date. The weighted average grant-date fair value of the Company's share-based awards granted in 2015, 2014 and 2013 was $740.80, $583.74 and $517.24, respectively. As of December 31, 2015, unrecognized compensation cost related to nonvested share-based awards issued under the Omnibus Incentive Plan and 2012 Compensation plan was $16.4 million, which is expected to be recognized over a weighted average period of 1.9 years. The fair value of the Company's share-based awards that vested during 2015, 2014 and 2013 was $15.8 million, $4.2 million and $2.5 million, respectively.

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

The following table summarizes additional information with respect to these options.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value (in millions)
Outstanding and exercisable, January 1, 2015	22,305	$411.98
Exercised	10,787	$418.41
Outstanding and exercisable, December 31, 2015	11,518	$405.97	0.9	$5.5

During 2015, 10,787 options were exercised under the Alterra Equity Award Plans, resulting in cash proceeds of $4.5 million and a current tax benefit of $1.4 million. The intrinsic value of options exercised in 2015 was $4.1 million. During 2014, 13,636 options were exercised under the Alterra Equity Award Plans, resulting in cash proceeds of $5.6 million and a current tax benefit of $0.8 million. The intrinsic value of options exercised in 2014 was $2.5 million. From the Acquisition Date through December 31, 2013, 65,934 options were exercised under the Alterra Equity Award Plans, resulting in cash proceeds of $24.3 million and a current tax benefit of $0.8 million. The intrinsic value of options exercised in 2013 was $9.4 million.

The replacement restricted stock awards issued by the Company had a grant date fair value of $81.6 million, or $529.59 per share. The awards were partially vested as of the Acquisition Date and had a weighted average remaining service period of approximately one year. As a result, $61.0 million was recognized as part of the Acquisition Consideration and $20.6 million was recognized as compensation expense over the remaining service period of the awards. The fair value of the replacement restricted stock awards was determined based on the weighted average price of the Company's stock on April 30, 2013, the day preceding the Acquisition Date. The following table summarizes activity related to these nonvested restricted stock awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards at January 1, 2015	33,915	$529.59
Vested	(33,915)	529.59
Nonvested awards at December 31, 2015	—	$—

The Company recognized compensation expense totaling $0.5 million, $3.9 million and $12.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to these restricted stock awards. As of December 31, 2015, there was no unrecognized compensation cost related to the nonvested restricted stock awards. The fair value of the restricted stock awards that vested during 2015, 2014 and 2013 was $18.0 million, $18.1 million and $41.3 million, respectively.

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests.

(dollars in thousands)	Unrealized Holding Gains on Available-for- Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2012	$946,933	$(1,075)	$(34,521)	$911,337
Other comprehensive income (loss) before reclassifications	225,404	(10,171)	2,517	217,750
Amounts reclassified from accumulated other comprehensive income	(40,830)	—	1,548	(39,282)
Total other comprehensive income (loss)	184,574	(10,171)	4,065	178,468
December 31, 2013	$1,131,507	$(11,246)	$(30,456)	$1,089,805
Other comprehensive income (loss) before reclassifications	687,908	(32,245)	(16,516)	639,147
Amounts reclassified from accumulated other comprehensive income	(26,161)	—	1,766	(24,395)
Total other comprehensive income (loss)	661,747	(32,245)	(14,750)	614,752
December 31, 2014	$1,793,254	$(43,491)	$(45,206)	$1,704,557
Other comprehensive loss before reclassifications	(240,010)	(29,205)	(2,482)	(271,697)
Amounts reclassified from accumulated other comprehensive income	(80,482)	—	2,130	(78,352)
Total other comprehensive loss	(320,492)	(29,205)	(352)	(350,049)
December 31, 2015	$1,472,762	$(72,696)	$(45,558)	$1,354,508

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$(107,860)	$328,564	$93,837
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	35	614	(34)
Reclassification adjustments for net gains included in net income	(29,267)	(9,890)	(16,382)
Change in net unrealized gains on investments	(137,092)	319,288	77,421
Change in foreign currency translation adjustments	408	1,918	(1,619)
Change in net actuarial pension loss	(88)	(3,687)	1,015
Total	$(136,772)	$317,519	$76,817

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(44,481)	$(4,784)	$(4,706)
Net realized investment gains, excluding other-than-temporary impairment losses	154,230	40,835	61,918
Total before taxes	109,749	36,051	57,212
Income taxes	(29,267)	(9,890)	(16,382)
Reclassification of unrealized holding gains, net of taxes	$80,482	$26,161	$40,830

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(2,662)	$(2,084)	$(1,934)
Income taxes	532	318	386
Reclassification of net actuarial pension loss, net of taxes	$(2,130)	$(1,766)	$(1,548)

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$700,707	$—	$700,707
Obligations of states, municipalities and political subdivisions	—	4,013,213	—	4,013,213
Foreign governments	—	1,416,457	—	1,416,457
Commercial mortgage-backed securities	—	659,538	—	659,538
Residential mortgage-backed securities	—	854,247	—	854,247
Asset-backed securities	—	36,071	—	36,071
Corporate bonds	—	1,714,235	—	1,714,235
Total fixed maturities	—	9,394,468	—	9,394,468
Equity securities:
Insurance, banks and other financial institutions	1,334,722	—	—	1,334,722
Industrial, consumer and all other	2,739,753	—	—	2,739,753
Total equity securities	4,074,475	—	—	4,074,475
Short-term investments	1,529,924	112,337	—	1,642,261
Total investments available-for-sale	$5,604,399	$9,506,805	$—	$15,111,204

	December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$673,262	$—	$673,262
Obligations of states, municipalities and political subdivisions	—	4,317,547	—	4,317,547
Foreign governments	—	1,611,921	—	1,611,921
Commercial mortgage-backed securities	—	430,627	—	430,627
Residential mortgage-backed securities	—	982,847	—	982,847
Asset-backed securities	—	99,490	—	99,490
Corporate bonds	—	2,307,188	—	2,307,188
Total fixed maturities	—	10,422,882	—	10,422,882
Equity securities:
Insurance, banks and other financial institutions	1,311,925	—	—	1,311,925
Industrial, consumer and all other	2,825,651	—	—	2,825,651
Total equity securities	4,137,576	—	—	4,137,576
Short-term investments	1,469,975	124,874	—	1,594,849
Total investments available-for-sale	$5,607,551	$10,547,756	$—	$16,155,307

There were no transfers into or out of Level 1 and Level 2 during 2015 or 2014.

Other than the acquisitions disclosed in note 2, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2015 and 2014.

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

A credit risk exists with ceded reinsurance to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance or retrocessional contracts. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2015 and 2014, balances recoverable from the Company's ten largest reinsurers, by group, represented approximately 68% and 63%, respectively, of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances. At December 31, 2015, the Company's largest reinsurance balance was due from the Fairfax Financial Group and represented 17% of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements.

The following table summarizes the Company's reinsurance allowance for doubtful accounts.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Reinsurance allowance, beginning of year	$59,813	$76,210	$71,148
Additions	5,897	10,316	13,621
Deductions	(6,360)	(26,713)	(8,559)
Reinsurance allowance, end of year	$59,350	$59,813	$76,210

Management believes the Company's reinsurance allowance for doubtful accounts is adequate at December 31, 2015; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance and retrocessional contracts could result in additional charges.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Years Ended December 31,
	2015		2014		2013
(dollars in thousands)	Written	Earned	Written	Earned	Written	Earned
Direct	$3,474,510	$3,480,297	$3,478,273	$3,443,912	$3,143,957	$2,947,812
Assumed	1,158,402	1,194,772	1,327,240	1,298,371	776,269	1,016,853
Ceded	(813,619)	(851,537)	(888,498)	(901,371)	(683,543)	(733,049)
Net premiums	$3,819,293	$3,823,532	$3,917,015	$3,840,912	$3,236,683	$3,231,616

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $330.7 million, $423.1 million and $269.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The percentage of ceded earned premiums to gross earned premiums was 18%, 19% and 18% for the years ended December 31, 2015, 2014 and 2013, respectively. The percentage of assumed earned premiums to net earned premiums was 31%, 34% and 31% for the years ended December 31, 2015, 2014 and 2013, respectively.

See note 9 of the notes to consolidated financial statements for information regarding two retroactive reinsurance transactions completed during 2015 to cede portfolios of policies primarily comprised of liabilities arising from A&E exposures.

16. Commitments and Contingencies

a)The Company leases substantially all of its facilities and certain furniture and equipment under noncancelable operating leases with remaining terms up to 19 years.

The following table summarizes the Company's minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2015.

Years Ending December 31,	(dollars in thousands)
2016	$29,664
2017	34,083
2018	30,708
2019	27,947
2020	21,597
2021 and thereafter	130,844
Total	$274,843

Rental expense was $44.3 million, $42.7 million and $35.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

18. Statutory Financial Information

a) Statutory capital and surplus and statutory net income (loss) for the Company's wholly-owned insurance subsidiaries as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, respectively, is summarized below.

Statutory Capital and Surplus

(dollars in thousands)	2015	2014
United States	$2,569,928	$2,619,001
United Kingdom	$608,342	$608,001
Bermuda	$1,966,021	$1,890,218
Other	$17,305	$177,824

As of December 31, 2015, the amount of statutory capital and surplus necessary to satisfy regulatory requirements is not significant in relation to actual statutory capital and surplus.

Statutory Net Income (Loss)
	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
United States	$291,783	$212,909	$235,009
United Kingdom	$63,583	$73,697	$109,983
Bermuda	$189,800	$110,401	$249,772
Other	$(3,181)	$1,367	$(12,617)

United States

The laws of the domicile states of the Company's U.S. insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company's U.S. insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. At December 31, 2015, the Company's U.S. insurance subsidiaries could pay up to $354.0 million during the following 12 months under the ordinary dividend regulations.

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

United Kingdom

The Company's United Kingdom insurance subsidiary and its Lloyd's managing agent are authorized by the Prudential Regulation Authority (PRA) and regulated by both the PRA and the Financial Conduct Authority (FCA). The PRA oversees compliance with established periodic auditing and reporting requirements, minimum solvency margins and individual capital assessment requirements under the Solvency II Directive and imposes dividend restrictions, while both the PRA and the FCA oversee compliance with risk assessment reviews and various other requirements. Markel International Insurance Company Limited (MIICL) is required to give advance notice to the PRA for any dividends from MIICL and any transaction or proposed transaction with a connected or related person. Markel Syndicate Management Limited, the managing agent of the Company's syndicate at Lloyd's, is required to satisfy the solvency requirements of Lloyd's. In addition, the Company's United Kingdom subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose. As of December 31, 2015, earnings of the Company's United Kingdom subsidiaries are considered reinvested indefinitely for U.S. income tax purposes and will not be made available for distributions to the holding company.

Bermuda

Markel Bermuda is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2015, Markel Bermuda satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Under the Bermuda Insurance Act, Markel Bermuda is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (BMA). Further, Markel Bermuda is prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. Markel Bermuda must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a long-term insurer, Markel Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by Markel Bermuda's approved actuary, exceeds the liabilities of its long-term business by the amount of the dividend and at least the prescribed minimum solvency margin. As of December 31, 2015, Markel Bermuda could pay up to $491.5 million during the following 12 months without making any additional filings with the BMA.

Other Jurisdictions
The Company's other foreign subsidiaries are subject to capital and solvency requirements in their respective jurisdictions of domicile that govern their ability to declare and pay dividends. As of December 31, 2015, earnings of our foreign subsidiaries are considered reinvested indefinitely for U.S. income tax purposes and will not be made available for distributions to the holding company.

b)    Lloyd's sets the corporate members' required capital annually based on each syndicates' business plans, rating environment, reserving environment and input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such required capital is referred to as Funds at Lloyd's (FAL), and comprises cash and investments. The amount of cash and investments held as FAL as of December 31, 2015 was $827.9 million. The amount which the Company provides as FAL is not available for distribution to the holding company. The Company's corporate members may also be required to maintain funds under the control of Lloyd's in excess of their capital requirements and such funds also may not be available for distribution to the holding company.

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

The Company's non-insurance operations include its Markel Ventures operations, which primarily consist of controlling interests in various industrial and service businesses. The Company's non-insurance operations also include the results of the Company's legal and professional consulting services, and effective December 8, 2015, the results attributable to Markel CATCo IM. For purposes of segment reporting, the Company's non-insurance operations are not considered to be a reportable segment.

The following table summarizes the Company's gross written premiums by country. Gross written premiums are attributed to individual countries based upon location of risk.

	Years Ended December 31,
(dollars in thousands)	2015	% of Total	2014	% of Total	2013	% of Total
United States	$3,519,487	76%	$3,523,239	73%	$2,934,868	75%
United Kingdom	414,941	9	441,669	9	245,143	6
Canada	115,191	2	125,617	3	128,420	3
Other countries	583,293	13	714,988	15	611,795	16
Total	$4,632,912	100%	$4,805,513	100%	$3,920,226	100%

Most of the Company's gross written premiums are placed through insurance and reinsurance brokers. During the years ended December 31, 2015, 2014 and 2013, the top three independent brokers accounted for approximately 27%, 28% and 24% of consolidated gross premiums written. During the years ended December 31, 2015, 2014 and 2013, the top three independent brokers accounted for approximately and 42%, 41% and 42%, respectively, of gross premiums written in the International Insurance segment, and 68% of gross premiums written in the Reinsurance segment each year.

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

a)	The following tables summarize the Company's segment disclosures.

	Year Ended December 31, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$2,504,096	$1,164,866	$965,374	$(1,424)		$—	$4,632,912
Net written premiums	2,106,490	888,214	824,324	265		—	3,819,293

Earned premiums	2,105,212	879,426	838,543	351		—	3,823,532
Losses and loss adjustment expenses:
Current accident year	(1,367,159)	(638,144)	(561,242)	—		—	(2,566,545)
Prior accident years	298,967	248,834	97,860	(17,861)		—	627,800
Amortization of policy acquisition costs	(420,289)	(142,657)	(182,018)	—		—	(744,964)
Other operating expenses	(378,563)	(221,758)	(106,863)	(2,932)		—	(710,116)
Underwriting profit (loss)	238,168	125,701	86,280	(20,442)		—	429,707
Net investment income	—	—	—	—		353,213	353,213
Net realized investment gains	—	—	—	—		106,480	106,480
Other revenues (insurance)	3,331	7,790	593	617		—	12,331
Other expenses (insurance)	(3,902)	(5,717)	(1,419)	(29,057)		—	(40,095)
Segment profit (loss)	$237,597	$127,774	$85,454	$(48,882)		$459,693	$861,636
Other revenues (non-insurance)							1,074,427
Other expenses (non-insurance)							(1,006,710)
Amortization of intangible assets							(68,947)
Interest expense							(118,301)
Income before income taxes							$742,105
U.S. GAAP combined ratio (1)	89%	86%	90%	NM	(2)		89%

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

(3)	NM — Ratio is not meaningful.

b)The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2015
U.S. Insurance	$162,289	$1,105,456	$3,720,429
International Insurance	48,913	467,158	3,140,000
Reinsurance	141,554	593,491	2,750,258
Other Insurance (Discontinued Lines)	—	—	641,266
Total	$352,756	$2,166,105	$10,251,953
December 31, 2014
U.S. Insurance	$165,333	$1,110,910	$3,577,166
International Insurance	47,618	491,708	3,353,417
Reinsurance	140,459	643,072	2,818,792
Other Insurance (Discontinued Lines)	—	—	654,777
Total	$353,410	$2,245,690	$10,404,152

c)The following table summarizes segment earned premiums by major product grouping.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
U.S. Insurance:
General liability	$522,358	$491,645	$431,798
Professional liability	324,230	321,005	268,203
Property	264,232	266,019	190,530
Personal lines	325,811	299,442	185,935
Programs	277,829	244,216	205,004
Workers compensation	281,954	263,164	250,790
Other	108,798	137,369	195,506
Total U.S. Insurance	2,105,212	2,022,860	1,727,766
International Insurance:
General liability	124,198	146,178	128,171
Professional liability	268,637	285,300	252,816
Property	85,152	76,691	91,497
Marine and energy	262,307	287,263	287,745
Other	139,132	114,247	73,755
Total International Insurance	879,426	909,679	833,984
Reinsurance:
Property	265,373	270,461	227,394
Casualty	315,027	323,390	244,981
Auto	102,227	152,645	84,042
Other	155,916	161,889	113,409
Total Reinsurance	838,543	908,385	669,826
Other Insurance (Discontinued Lines)	351	(12)	40
Total earned premiums	$3,823,532	$3,840,912	$3,231,616

The Company does not manage products at this level of aggregation. The Company offers a diverse portfolio of products and manages these products in logical groupings within each operating segment.

d)The following table reconciles segment assets to the Company's consolidated balance sheets.

	December 31,
(dollars in thousands)	2015	2014	2013
Segment assets:
Investing	$18,056,947	$18,531,150	$17,550,332
Underwriting	5,386,710	5,422,445	5,468,731
Total segment assets	23,443,657	23,953,595	23,019,063
Non-insurance operations	1,497,614	1,246,762	936,448
Total assets	$24,941,271	$25,200,357	$23,955,511

20. Other Revenues and Other Expenses

The following table summarizes the components of other revenues and other expenses.

	Years Ended December 31,
	2015		2014		2013
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$10,202	$9,619	$23,324	$22,527	$17,399	$20,382
Life and annuity	617	29,057	1,631	37,132	1,130	28,126
Other	1,512	1,419	3,677	3,175	5,965	1,770
	12,331	40,095	28,632	62,834	24,494	50,278
Non-Insurance:
Markel Ventures: Manufacturing	755,802	677,054	575,353	513,668	495,138	437,712
Markel Ventures: Non-Manufacturing	291,714	301,004	262,767	261,551	191,310	175,538
Other	26,911	28,652	16,773	16,818	—	—
	1,074,427	1,006,710	854,893	792,037	686,448	613,250
Total	$1,086,758	$1,046,805	$883,525	$854,871	$710,942	$663,528

The Company's Markel Ventures operations primarily consist of controlling interests in various industrial and service businesses and are viewed by management as separate and distinct from the Company's insurance operations. While each of the businesses is operated independently from one another, management aggregates financial results into two industry groups: manufacturing and non-manufacturing.

21. Employee Benefit Plans

a)The Company maintains defined contribution plans for employees of its United States insurance operations in accordance with Section 401(k) of the IRC. Employees of the Company's Markel Ventures subsidiaries are provided post-retirement benefits under separate plans. The Company also provides various defined contribution plans for employees of its international insurance and non-insurance operations, which are in line with local market terms and conditions of employment. Expenses relating to the Company's defined contribution plans, including the defined contribution plans of Alterra effective May 1, 2013, were $27.7 million, $27.2 million and $24.3 million in 2015, 2014 and 2013, respectively.

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

	Years Ended December 31,
(dollars in thousands)	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$185,556	$163,010
Interest cost	6,645	7,572
Plan amendments	—	495
Plan settlements	(2,863)	—
Benefits paid	(3,970)	(4,424)
Actuarial loss (gain)	(6,051)	29,609
Effect of foreign currency rate changes	(9,312)	(10,706)
Projected benefit obligation at end of year	$170,005	$185,556
Change in plan assets:
Fair value of plan assets at beginning of period	$201,399	$189,437
Actual gain on plan assets	2,246	22,395
Employer contributions	—	5,610
Plan settlements	(2,766)	—
Benefits paid	(3,970)	(4,424)
Effect of foreign currency rate changes	(10,182)	(11,619)
Fair value of plan assets at end of year	$186,727	$201,399
Funded status of the plan	$16,722	$15,843
Net actuarial pension loss	61,818	61,378
Total	$78,540	$77,221

Net actuarial pension loss is recognized as a component of accumulated other comprehensive income, net of taxes. The asset for pension benefits, also referred to as the funded status of the plan, at December 31, 2015 and December 31, 2014 was included in other assets on the consolidated balance sheets.

The following table presents the changes in plan assets and projected benefit obligation recognized in accumulated other comprehensive income.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Net actuarial gain (loss)	$(3,102)	$(20,521)	$3,146
Settlement loss recognized	343	—	—
Amortization of:
Net actuarial loss	2,319	1,589	1,934
Prior service costs	—	495	—
Tax benefit (expense)	88	3,687	(1,015)
Total other comprehensive income (loss)	$(352)	$(14,750)	$4,065

The following table summarizes the components of net periodic benefit income and the weighted average assumptions for the Terra Nova Pension Plan.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Components of net periodic benefit income:
Interest cost	$6,645	$7,572	$6,533
Expected return on plan assets	(11,496)	(12,812)	(10,825)
Amortization of prior service cost	—	495	—
Amortization of net actuarial pension loss	2,319	1,589	1,934
Settlement loss recognized	343	—	—
Net periodic benefit income	$(2,189)	$(3,156)	$(2,358)
Weighted average assumptions as of December 31:
Discount rate	4.0%	3.8%	4.7%
Expected return on plan assets	5.4%	6.0%	6.6%
Rate of compensation increase	2.9%	2.9%	3.2%

The projected benefit obligation and the net periodic benefit income are determined by independent actuaries using assumptions provided by the Company. In determining the discount rate, the Company uses the current yield on high-quality, fixed-income investments that have maturities corresponding to the anticipated timing of estimated defined benefit payments. The expected return on plan assets is estimated based upon the anticipated average yield on plan assets using asset return assumptions for each asset class, and the cross-correlations between the asset classes, over a specified projection horizon. The rate of compensation increase is based upon historical experience and management's expectation of future compensation.

Management's discount rate and rate of compensation increase assumptions at December 31, 2015 were used to calculate the Company's projected benefit obligation. Management's discount rate, expected return on plan assets and rate of compensation increase assumptions at December 31, 2014 were used to calculate the net periodic benefit income for 2015. The Company estimates that net periodic benefit income in 2016 will include an expense of $2.3 million resulting from the amortization of the net actuarial pension loss included as a component of accumulated other comprehensive income at December 31, 2015.

The fair values of each of the plan's assets are measured using quoted prices in active markets for identical assets, which represent Level 1 inputs within the fair value hierarchy established in FASB ASC 820-10. The following table summarizes the fair value of plan assets as of December 31, 2015 and 2014.

	December 31,
(dollars in thousands)	2015	2014
Plan assets:
Fixed maturity index funds	$107,033	$114,243
Equity security index funds	79,686	87,148
Cash and cash equivalents	8	8
Total	$186,727	$201,399

During 2014, the Company revised the target asset allocation and adjusted the investment balances to reduce risk while maintaining long-term return objectives. The Company's target asset allocation for the plan is 47% equity securities and 53% fixed maturities. At December 31, 2015 and 2014, the actual allocation of assets in the plan was 43% equity securities and 57% fixed maturities.

Investments are managed by a third party investment manager. Equity securities are invested in an index fund where 30% is indexed to United Kingdom equities and 70% is indexed to other markets. Assets are also invested in a mutual fund with a diversified global portfolio of equities, investment grade debt, property and cash. The primary objective of investing in these funds is to earn rates of return that are consistently in excess of inflation. Investing in equity securities, historically, has provided rates of return that are higher than investments in fixed maturities. Fixed maturity investments are allocated between five mutual funds; two index funds that include United Kingdom government securities, one index fund that includes securities issued by other foreign governments, one mutual fund that includes investment grade corporate bonds from the United Kingdom and foreign markets and one index fund that includes United Kingdom corporate securities. The assets in these funds are invested to meet the Company's obligations for current pensioners and those individuals nearing retirement. The plan does not invest in the Company's common shares.

At December 31, 2015 and 2014, the fair value of plan assets exceeded the plan's accumulated benefit obligation of $164.8 million and $166.9 million, respectively. The Company does not expect to have any required contributions or make any voluntary plan contributions in 2016.

The benefits expected to be paid in each year from 2016 to 2020 are $3.1 million, $3.2 million, $3.3 million, $3.3 million and $3.4 million, respectively. The aggregate benefits expected to be paid in the five years from 2021 to 2025 are $18.3 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's projected benefit obligation at December 31, 2015 and include estimated future employee service.

22. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial position, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $35,475 in 2015 and $47,346 in 2014)	$36,618	$48,807
Equity securities (cost of $204,289 in 2015 and $193,864 in 2014)	311,405	434,714
Short-term investments (estimated fair value approximates cost)	755,619	764,953
Total Investments	1,103,642	1,248,474
Cash and cash equivalents	460,271	243,702
Restricted cash and cash equivalents	670	959
Receivables	17,200	16,110
Investments in consolidated subsidiaries	7,961,315	7,560,862
Notes receivable from subsidiaries	212,636	212,631
Income taxes receivable	—	10,951
Other assets	91,151	93,434
Total Assets	$9,846,885	$9,387,123
LIABILITIES AND SHAREHOLDERS' EQUITY
Senior long-term debt	$1,634,472	$1,635,173
Notes payable to subsidiaries	300,000	15,000
Income taxes payable	4,262	—
Net deferred tax liability	7,498	74,534
Other liabilities	66,503	67,598
Total Liabilities	2,012,735	1,792,305
Total Shareholders' Equity	7,834,150	7,594,818
Total Liabilities and Shareholders' Equity	$9,846,885	$9,387,123

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
REVENUES
Net investment income	$2,565	$5,354	$21,946
Dividends on common stock of consolidated subsidiaries	187,496	217,121	806,233
Net realized investment gains:
Other-than-temporary impairment losses	(3,455)	(120)	(15)
Net realized investment gains, excluding other-than-temporary impairment losses	75,000	3,873	67,232
Net realized investment gains	71,545	3,753	67,217
Other	—	—	1
Total Revenues	261,606	226,228	895,397
EXPENSES
Interest expense	95,620	94,097	92,743
Other expenses	11,287	2,685	2,617
Total Expenses	106,907	96,782	95,360
Income Before Equity in Undistributed Earnings of Consolidated Subsidiaries and Income Taxes	154,699	129,446	800,037
Equity in undistributed earnings of consolidated subsidiaries	407,489	163,341	(520,323)
Income tax benefit	(20,584)	(28,395)	(1,307)
Net Income to Shareholders	$582,772	$321,182	$281,021
OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$(41,861)	$32,118	$66,623
Consolidated subsidiaries' net holding gains (losses) arising during the period	(198,309)	655,617	158,922
Consolidated subsidiaries' change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	160	173	(141)
Reclassification adjustments for net losses included in net income to shareholders	(45,273)	(1,874)	(43,220)
Consolidated subsidiaries' reclassification adjustments for net gains (losses) included in net income to shareholders	(35,209)	(24,287)	2,390
Change in net unrealized gains on investments, net of taxes	(320,492)	661,747	184,574
Change in foreign currency translation adjustments, net of taxes	2,970	1,949	(2,670)
Consolidated subsidiaries' change in foreign currency translation adjustments, net of taxes	(32,175)	(34,194)	(7,501)
Consolidated subsidiaries' change in net actuarial pension loss, net of taxes	(352)	(14,750)	4,065
Total Other Comprehensive Income (Loss) to Shareholders	(350,049)	614,752	178,468
Comprehensive Income to Shareholders	$232,723	$935,934	$459,489

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
OPERATING ACTIVITIES
Net income to shareholders	$582,772	$321,182	$281,021
Adjustments to reconcile net income to shareholders to net cash provided by operating activities	(464,193)	(218,396)	186,574
Net Cash Provided By Operating Activities	118,579	102,786	467,595
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	100,633	9,306	142,259
Proceeds from maturities, calls and prepayments of fixed maturities	24,945	15,710	2,819
Cost of fixed maturities and equity securities purchased	(55,656)	(687)	(23,412)
Net change in short-term investments	9,956	(109,728)	10,251
Securities received from subsidiaries as dividends or repayment of notes receivable	—	89,996	249,996
Decrease in notes receivable due from subsidiaries	—	28,506	5,302
Capital contributions to subsidiaries	(228,578)	(74,788)	(67,878)
Acquisitions	—	—	(1,017,988)
Cost of equity method investments	(13,164)	—	(5,291)
Change in restricted cash and cash equivalents	289	51	(348)
Additions to property and equipment	(305)	(342)	(3,653)
Other	(376)	(2,150)	3,207
Net Cash Used By Investing Activities	(162,256)	(44,126)	(704,736)
FINANCING ACTIVITIES
Additions to senior long-term debt	—	—	491,235
Increase in notes payable to subsidiaries	285,000	—	—
Repayment and retirement of senior long-term debt	(2,000)	—	(246,665)
Repurchases of common stock	(31,491)	(26,053)	(57,388)
Issuance of common stock	4,752	5,691	24,518
Other	3,985	(1,948)	(5,023)
Net Cash Provided (Used) By Financing Activities	260,246	(22,310)	206,677
Increase (decrease) in cash and cash equivalents	216,569	36,350	(30,464)
Cash and cash equivalents at beginning of year	243,702	207,352	237,816
CASH AND CASH EQUIVALENTS AT END OF YEAR	$460,271	$243,702	$207,352

23. Quarterly Financial Information (unaudited)

The following table presents the unaudited quarterly results of consolidated operations for 2015, 2014 and 2013.

	Quarters Ended
(dollars in thousands, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2015
Operating revenues	$1,302,154	$1,304,605	$1,342,764	$1,420,460
Net income	194,006	92,453	104,410	198,273
Net income to shareholders	190,992	91,369	102,519	197,892
Comprehensive income (loss) to shareholders	281,807	(132,925)	(51,143)	134,984
Net income per share:
Basic	$13.57	$6.76	$7.43	$14.23
Diluted	13.49	6.72	7.39	14.14
Common stock price ranges:
High	$783.50	$821.00	$898.08	$937.91
Low	660.05	736.96	775.00	791.97
2014
Operating revenues	$1,239,655	$1,258,971	$1,299,286	$1,335,755
Net income	87,501	41,141	76,824	118,222
Net income to shareholders	87,716	40,068	75,803	117,595
Comprehensive income to shareholders	230,273	250,588	36,502	418,571
Net income per share:
Basic	$6.28	$2.67	$5.33	$8.10
Diluted	6.25	2.66	5.30	8.05
Common stock price ranges:
High	$596.87	$655.75	$666.00	$707.36
Low	527.17	593.76	623.90	632.65
2013
Operating revenues	$819,864	$1,031,769	$1,191,665	$1,279,785
Net income	89,263	28,676	66,967	98,939
Net income to shareholders	88,902	27,756	65,599	98,764
Comprehensive income (loss) to shareholders	257,684	(149,054)	144,409	206,450
Net income per share:
Basic	$9.53	$2.24	$4.69	$6.98
Diluted	9.50	2.24	4.67	6.95
Common stock price ranges:
High	$510.05	$546.94	$549.09	$582.59
Low	434.98	501.76	506.64	511.06

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $10.3 billion and reinsurance recoverable on unpaid losses of $2.0 billion at December 31, 2015 compared to $10.4 billion and $1.9 billion, respectively, at December 31, 2014. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value, except for reserves assumed in connection with an acquisition, which are recorded at fair value at the acquisition date.

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

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and case reserves from estimated ultimate losses. IBNR reserves were 65% of total unpaid losses and loss adjustment expenses at both December 31, 2015 and 2014.

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

Our ultimate liability may be greater or less than current reserves. Changes in our estimated ultimate liability for loss reserves generally occur as a result of the emergence of unanticipated loss activity, the completion of specific actuarial or claims studies or changes in internal or external factors. We closely monitor new information on reported claims and use statistical analyses prepared by our actuaries to evaluate the adequacy of our recorded reserves. We are required to exercise considerable judgment when assessing the relative credibility of loss development trends. Our philosophy is to establish loss reserves that are more likely redundant than deficient. This means that we seek to establish loss reserves that will ultimately prove to be adequate. As a result, if new information or trends indicate an increase in frequency or severity of claims in excess of what we initially anticipated, we generally respond quickly and increase loss reserves. If, however, frequency or severity trends are more favorable than initially anticipated, we often wait to reduce our loss reserves until we can evaluate experience in additional periods to confirm the credibility of the trend. In addition, for long-tail lines of business, trends develop over longer periods of time, and as a result, we give credibility to these trends more slowly than for short-tail or less volatile lines of business. As part of our acquisition of insurance operations, to the extent the reserving philosophy of the acquired business is less conservative than our reserving philosophy, the post-acquisition loss reserves will be built until total loss reserves are consistent with our target level of confidence. For example, following the 2013 acquisition of Alterra Capital Holdings Limited (Alterra), management applied its more conservative loss reserving philosophy to reserves on premiums earned after the acquisition to establish loss reserves consistent with our historic levels, which we achieved in 2014.

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

Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Loss frequency measures the number of claims per unit of insured exposure. When the number of newly reported claims is higher than anticipated, generally speaking, loss reserves are increased. Conversely, loss reserves are generally decreased when fewer claims are reported than expected. Loss severity measures the average size of a claim. When the average severity of reported claims is higher than originally estimated, loss reserves are typically increased. When the average claim size is lower than anticipated, loss reserves are typically decreased. For example, in each of the past three years, we experienced redundancies on prior years' loss reserves in our brokerage products liability product line as a result of decreases in loss severity. During 2013 and 2014, we experienced deficiencies on prior years' loss reserves related to our A&E exposures as a result of increases in loss severity.

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

In management's opinion, the actuarially calculated point estimate generally underestimates both the ultimate favorable impact of a hard insurance market and the ultimate adverse impact of a soft insurance market. Therefore, the percentage by which management's best estimate exceeds the actuarial point estimate will generally be higher during a soft market than during a hard market. Additionally, following an acquisition of insurance operations, to the extent the reserving philosophy of the acquired business is less conservative than our reserving philosophy, the percentage by which management's best estimate exceeds the actuarial point estimate will generally be lower until we build total loss reserves that are consistent with our historic level of confidence. Management's best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $538.7 million, or 7.1%, at December 31, 2015, compared to $637.5 million, or 8.2%, at December 31, 2014. The decrease in the percentage of management's best estimate over the actuarially calculated point estimate is primarily attributable to a decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses as a result of ceding a significant portion of our A&E exposures to a third party during the first and fourth quarters of 2015. As a result of this decrease in estimated volatility, our level of confidence in our net reserves for unpaid losses and loss adjustment expenses increased and management reduced prior years' loss reserves by $82.7 million in order to maintain a consolidated confidence level in a range consistent with our historic levels.

The difference between management's best estimate and the actuarially calculated point estimate in both 2015 and 2014 is primarily associated with our long-tail business. Actuarial estimates can underestimate the adverse effects of a soft insurance market because the impact of changes in risk selection and terms and conditions can be difficult to quantify. In addition, the frequency of claims may increase in a recessionary environment. Similarly, the risk an insured will intentionally cause or be indifferent to loss may increase during an economic downturn, and the attention to loss prevention measures may decrease. These subjective factors affect the development of losses and represent instances where management's perspectives may differ from those of our actuaries. As a result, management has attributed less credibility than our actuaries to favorable trends experienced on our long-tail business during soft market periods and has not incorporated these favorable trends into its best estimate to the same extent as the actuaries.

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

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates, by segment, at December 31, 2015.

(dollars in millions)	Net Loss Reserves Held (1)	Low End of Actuarial Range(2)	High End of Actuarial Range(2)
U.S. Insurance	$3,082.2	$2,709.7	$3,279.0
International Insurance	2,132.1	1,691.4	2,288.2
Reinsurance	2,599.7	1,881.2	2,892.8
Other Insurance (Discontinued Lines)	330.3	265.6	514.6

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

We place less reliance on the range established for our Other Insurance (Discontinued Lines) segment than on the ranges established for our other operating segments. The range established for our Other Insurance (Discontinued Lines) segment includes exposures related to acquired lines of business, many of which are no longer being written, that were not subject to our underwriting discipline and controls prior to our acquisition. Additionally, A&E exposures, which are subject to an uncertain and unfavorable legal environment, account for approximately 40% of the net loss reserves considered in the range established for our Other Insurance (Discontinued Lines) segment.

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

Due to these uncertainties, it is not possible to estimate our ultimate liability for A&E exposures with the same degree of reliability as with other types of exposures. Future development will be affected by the factors mentioned above and could have a material effect on our results of operations, cash flows and financial position. As of December 31, 2015 and 2014, our consolidated balance sheets included estimated net reserves for A&E losses and loss adjustment expenses of $132.9 million and $287.7 million, respectively.

On March 9, 2015, we completed a retroactive reinsurance transaction to cede a portfolio of policies primarily comprised of liabilities arising from A&E exposures that originated before 1992 to a third party. At the time of the transaction, reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $94.1 million. The ceded reserves attributable to A&E exposures represented approximately 30% of our net asbestos and environmental reserves for losses and loss adjustment expenses as of December 31, 2014 and are expected to be formally transferred to the third party in 2016 by way of a Part VII transfer pursuant to the Financial Services and Markets Act 2000 of the United Kingdom. Although we believe our loss reserves for these A&E exposures are adequate, the Part VII transfer will eliminate the uncertainty regarding the potential for adverse development of estimated ultimate liabilities on the underlying policies. On October 30, 2015, we completed a second retroactive reinsurance transaction to cede a portfolio of policies primarily comprised of liabilities arising from A&E exposures that originated before 1987. The transaction provides up to $300 million of coverage for losses in excess of a $97.0 million retention on the ceded policies and 50% coverage on an additional $100 million of losses. After considering our retention on the ceded policies, ceded reserves for unpaid losses and loss adjustment expenses totaled $76.4 million. The ceded reserves attributable to A&E exposures represented approximately 25% of our net asbestos and environmental reserves for losses and loss adjustment expenses as of December 31, 2014.

We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could increase in the future. These reserves are not discounted to present value and are forecasted to pay out over the next 40 to 50 years.

Life and Annuity Benefits

We previously acquired a block of life and annuity reinsurance contracts which subject us to mortality, longevity and morbidity risks. The related reserves are compiled by our actuaries on a reinsurance contract-by-contract basis and are computed on a discounted basis using standard actuarial techniques and cash flow models. Since the development of our life and annuity reinsurance reserves is based upon cash flow projection models, we must make estimates and assumptions based on cedent experience, industry mortality tables, and expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are generally locked-in for the life of the contract unless an unlocking event occurs. To the extent existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are not adequate to cover the present value of future benefits, settlement and maintenance costs, the locked-in assumptions are revised to current best estimate assumptions and a charge to earnings for life and annuity benefits is recognized at that time. Our consolidated balance sheets at December 31, 2015 and 2014 included reserves for life and annuity benefits of $1.1 billion and $1.3 billion, respectively.

Because of the assumptions and estimates used in establishing reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of December 31, 2015.

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

Ceded Reinsurance Allowance for Doubtful Accounts

We evaluate and adjust reserves for uncollectible ceded reinsurance based upon our collection experience, the financial condition of our reinsurers, collateral held and the development of our gross loss reserves. Our consolidated balance sheets at December 31, 2015 and 2014 included a reinsurance allowance for doubtful accounts of $59.4 million and $59.8 million, respectively.

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

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. At December 31, 2015 and 2014, our net deferred tax liability was $176.2 million and $310.5 million, respectively. The change in net deferred taxes in 2015 was primarily driven by a decrease in the deferred tax liability related to accumulated other comprehensive income resulting from a decrease in net unrealized gains on investments in 2015.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2015 and 2014, our deferred tax assets were net of a valuation allowance of $5.1 million and $4.8 million, respectively. In evaluating our ability to realize our deferred tax assets and assessing the need for a valuation allowance at December 31, 2015 and 2014, we made estimates regarding the future taxable income of our subsidiaries and judgments about our ability to pursue prudent and feasible tax planning strategies. A change in any of these estimates and judgments could result in the need to increase our valuation allowance through a charge to earnings. See note 8 of the notes to consolidated financial statements for further discussion of our consolidated income tax provision, uncertain tax positions and net operating losses.

Goodwill and Intangible Assets

Our consolidated balance sheet as of December 31, 2015 included goodwill and intangible assets of approximately $2.0 billion. Goodwill and intangible assets are recorded as a result of business acquisitions. Goodwill represents the excess of the amount paid to acquire a business over the net fair value of assets acquired and liabilities assumed at the date of acquisition. Indefinite-lived and other intangible assets are recorded at fair value as of the acquisition date. The determination of the fair value of certain assets acquired and liabilities assumed involves significant judgment and the use of valuation models and other estimates, which require assumptions that are inherently subjective. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. We completed our annual test for impairment during the fourth quarter of 2015 based upon results of operations through September 30, 2015.

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

A significant amount of judgment is required in performing goodwill impairment tests. When using the qualitative approach, we considered macroeconomic factors such as industry and market conditions. We also considered reporting unit-specific events, actual financial performance versus expectations and management's future business expectations. As part of our Step 0 evaluation of certain reporting units with material goodwill, we considered the fact that some of the businesses had been recently acquired in orderly transactions between market participants, and our purchase price represented fair value at acquisition. There were no events since acquisition which had a significant impact on the fair value of these reporting units. For reporting units which we tested quantitatively, we estimated fair value primarily using an income approach based on a discounted cash flow model. The cash flow projections used in the discounted cash flow model included management's best estimate of future growth and margins. The discount rates used to determine the fair value estimates were developed based on the capital asset pricing model using market-based inputs as well as an assessment of the inherent risk in projected future cash flows.

With the exception of the Markel Ventures Diamond Healthcare reporting unit, we believe the fair value of each of our reporting units exceeded its respective carrying amount as of October 1, 2015 and December 31, 2015. Additionally, we do not believe we are at risk of failing Step 1 at any of our reporting units with the result being a material impairment of goodwill.

During the fourth quarters of 2015 and 2014, we recorded goodwill impairment charges of $14.9 million and $13.7 million, respectively, to other expenses, to reduce the carrying value of the Diamond Healthcare reporting unit's goodwill to its implied fair value. Diamond Healthcare's operations consist of the planning, development and operation of behavioral health services in partnership with healthcare organizations. In both periods, we determined the goodwill for the reporting unit was impaired as a result of lower than expected earnings and lower estimated future earnings. We believe the performance of this reporting unit has been impacted by healthcare legislation, evolving general healthcare market conditions and the need to adapt more quickly to those changes. Additionally, Diamond Healthcare's performance has been impacted by operational costs in excess of projections on new operating facilities where construction began just prior to our acquisition. Although we anticipated a ramp-up period in the initial operations of these facilities, costs have continued to exceed both our initial and revised expectations. To determine the value of the impairment losses, we estimated the fair value of the reporting unit primarily using an income approach based on a discounted cash flow model. As described above, the cash flow projections are management's best estimate of future growth and margins. After recording this charge in 2015, the Diamond Healthcare reporting unit's goodwill was reduced to zero.

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

Our U.S. Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. The following products are included in this segment: general liability, professional liability, catastrophe-exposed property, personal property, workers' compensation, specialty program insurance for well-defined niche markets, and liability coverages and other coverages tailored for unique exposures. Business in this segment is written through our Wholesale, Specialty and Global Insurance divisions. The Wholesale division writes commercial risks, primarily on an excess and surplus lines basis, using a network of wholesale brokers managed on a regional basis. The Specialty division writes program insurance and other specialty coverages for well-defined niche markets, primarily on an admitted basis. The Global Insurance division writes risks outside of the standard market on both an admitted and non-admitted basis. Global Insurance division business written by our U.S. insurance subsidiaries is included in this segment.

Our International Insurance segment writes risks that are characterized by either the unique nature of the exposure or the high limits of insurance coverage required by the insured. Risks written in the International Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. Products offered within our International Insurance segment include primary and excess of loss property, excess liability, professional liability, marine and energy and liability coverages and other coverages tailored for unique exposures. Business included in this segment is produced through our Markel International and Global Insurance divisions. The Markel International division writes business worldwide from our London-based platform, which includes our syndicate at Lloyd's. Global Insurance division business written by our non-U.S. insurance subsidiaries, which primarily targets Fortune 1000 accounts, is included in this segment.

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance. Principal lines of business include: property (including catastrophe-exposed property), professional liability, general casualty, credit, surety, auto, and workers' compensation. Our reinsurance product offerings are underwritten by our Global Reinsurance division, which is primarily comprised of our Markel International division.

For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued prior to, or in conjunction with, acquisitions. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits. This segment also includes development on A&E loss reserves and the results attributable to the run-off of our life and annuity reinsurance business.

In December 2015, we completed the acquisition of substantially all of the assets of CATCo Investment Management Ltd. (CATCo IM) and CATCo-Re Ltd. CATCo IM was a leading insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. Results attributable to Markel CATCo Investment Management Ltd. (Markel CATCo IM), the wholly-owned subsidiary formed in conjunction with this transaction, are included with our non-insurance operations, which are not included in a reportable segment. Beginning January 1, 2016, Markel CATCo IM will receive management fees for its investment and insurance management services, as well as performance fees based on the annual performance of the investment funds that it manages. In 2016, assets under management of Markel CATCo IM are expected to be in excess of $3 billion. In October 2015, we made a $25.0 million investment in CATCo Reinsurance Opportunities Fund Ltd. (CROF), an independent closed-end fund that is now managed by Markel CATCo IM. In January 2016, the net proceeds from this investment were used by CROF to purchase shares of Markel CATCo Diversified Fund, an unconsolidated affiliate that is managed by Markel CATCo IM. In January 2016, we made an additional $175.0 million investment in the Markel CATCo Diversified Fund.

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

Through our wholly-owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations and are comprised of a diverse portfolio of businesses from various industries, including manufacturers of transportation and industrial equipment, and providers of healthcare, housing, data and consulting services. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team. While each of these businesses is operated independently, we aggregate their financial results into two industry groups: manufacturing and non-manufacturing. Our strategy in making these investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

In December 2015, we acquired 80% of the outstanding shares of CapTech Ventures, Inc. (CapTech), a privately held company headquartered in Richmond, Virginia. CapTech is a leading management and IT consulting firm, providing services and solutions to a wide array of customers. Results attributable to CapTech are included with our non-insurance operations, which are not included in a reportable segment. Due to the one month lag in consolidating the results of our Markel Ventures operations, the financial results for CapTech will be included in our consolidated statements of income and comprehensive income beginning in January 2016.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Underwriting profit	$429,707	$177,563	$103,031
Net investment income	353,213	363,230	317,373
Net realized investment gains	106,480	46,000	63,152
Other revenues	1,086,758	883,525	710,942
Amortization of intangible assets	(68,947)	(57,627)	(55,223)
Other expenses	(1,046,805)	(854,871)	(663,528)
Interest expense	(118,301)	(117,442)	(114,004)
Income tax expense	(152,963)	(116,690)	(77,898)
Net income attributable to noncontrolling interests	(6,370)	(2,506)	(2,824)
Net income to shareholders	$582,772	$321,182	$281,021

Net income to shareholders increased 81% from 2014 to 2015 due to more favorable underwriting results and higher net realized investment gains, partially offset by higher income tax expense compared to 2014. Net income to shareholders increased 14% from 2013 to 2014 due to more favorable underwriting results and higher investment income in 2014, partially offset by higher income tax expense compared to 2013. The components of net income to shareholders are discussed in further detail under "Underwriting Results," "Life and Annuity Benefits," "Investing Results," "Markel Ventures Operations" and "Interest Expense and Income Taxes."

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

The following table presents selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2015		2014		2013
Gross premium volume	$4,632,912		$4,805,513		$3,920,226
Net written premiums	$3,819,293		$3,917,015		$3,236,683
Net retention	82%		82%		83%
Earned premiums	$3,823,532		$3,840,912		$3,231,616
Losses and loss adjustment expenses	$1,938,745		$2,202,467		$1,816,273
Underwriting, acquisition and insurance expenses	$1,455,080		$1,460,882		$1,312,312
Underwriting profit	$429,707		$177,563		$103,031

U.S. GAAP Combined Ratios (1)
U.S. Insurance	89%		95%		92%
International Insurance	86%		93%		94%
Reinsurance	90%		96%		109%
Other Insurance (Discontinued Lines)	NM	(2)	NM	(2)	NM	(2)
Markel Corporation (Consolidated)	89%		95%		97%

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

The decrease in the consolidated combined ratio from 2014 to 2015 was driven by more favorable development on prior years' loss reserves in each of our underwriting segments in 2015 compared to 2014, as well as a lower current accident year loss ratio in 2015 compared to 2014. The decrease in the current accident year loss ratio in 2015 was due in part to lower attritional losses across several product lines in our Reinsurance segment in 2015 compared to 2014.

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

The 2015 combined ratio included $627.8 million of favorable development on prior years' loss reserves compared to $435.5 million in 2014 and $411.1 million in 2013. The benefit of the favorable development on prior years' loss reserves had less of an impact on the combined ratio in 2014 compared to 2013 due to higher earned premium volume in 2014. Favorable development on prior years' loss reserves in 2013 included $20.8 million of favorable development on Hurricane Sandy. The increase in prior year redundancies in 2015 compared to 2014 was due in part to a decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses as a result of ceding a significant portion of our A&E exposures to a third party during the first and fourth quarters of 2015. As a result of this decrease in estimated volatility, our level of confidence in our net reserves for unpaid losses and loss adjustment expenses increased. Therefore, management reduced prior years' loss reserves by $82.7 million, or approximately two points on the consolidated combined ratio, in order to maintain a consolidated confidence level in a range consistent with our historic levels. This reduction in prior years' loss reserves occurred across all three of our ongoing underwriting segments. We also experienced more favorable development in 2015 compared to 2014 as management had more confidence in the actuarial projections for product lines previously written by Alterra during 2015 compared to 2014. Following the 2013 acquisition of Alterra, management applied its more conservative loss reserving philosophy to reserves on premiums earned after the acquisition to establish loss reserves consistent with our historic levels, which we achieved in 2014. The favorable development on prior years' loss reserves during all three years was primarily due to loss reserve redundancies on our long-tail casualty lines within our U.S. Insurance segment and International Insurance segment, and on our marine and energy product lines within the International Insurance segment.

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

In connection with our quarterly reviews of loss reserves, the actuarial methods we used have exhibited a favorable trend for the 2011 to 2014 accident years. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to our long-tail books of business within the U.S. Insurance and International Insurance segments, which developed more favorably than we had expected based upon our historical experience. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years have resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In each of the past three years, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, we gave greater credibility to the favorable trend. As a result, our actuaries reduced their estimates of ultimate losses, and management incorporated this favorable trend into its best estimate and reduced prior years' loss reserves accordingly.

While we believe it is possible that there will be additional redundancies on prior years' loss reserves in 2016, we caution readers not to place undue reliance on this favorable trend. Despite stabilization of prices on certain product lines during the last three years, we still consider the overall property and casualty insurance market to be soft. The impact on our underwriting results from the soft insurance market cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. Following this segment-based discussion is a summary table of prior years' loss reserve development.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment for 2015 was 89% compared to 95% in 2014 and 92% in 2013. The decrease in the 2015 combined ratio was due to more favorable development of prior years' loss reserves and a lower expense ratio compared to 2014. The improvement in the U.S. Insurance segment's expense ratio was primarily due to higher earned premiums and lower general expenses.

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

The U.S. Insurance segment's 2015 combined ratio included $299.0 million of favorable development on prior years' loss reserves compared to $216.6 million in 2014 and $298.1 million in 2013. The 2013 combined ratio also included $24.3 million of unfavorable development attributable to Alterra pre-acquisition accident years that was included in current year losses in 2013, as described above. The increase in prior year redundancies in 2015 was due in part to the increase in the confidence level of our consolidated net loss reserves, as previously discussed, which resulted in an $82.7 million reduction to consolidated prior years' loss reserves, of which $35.2 million was in the U.S. Insurance segment (approximately two points on the segment combined ratio). We also experienced favorable development on prior years' loss reserves in our Global Insurance division in 2015, primarily on our inland marine product line, compared to adverse development in 2014. Favorable development on our Global Insurance inland marine business totaled $27.5 million in 2015 and was attributable to lower than expected frequency of large loss events, primarily on the 2013 and 2014 accident years. Redundancies on prior years' loss reserves were higher in 2013 than 2014 due in part to reductions in our loss estimates on Hurricane Sandy, which occurred during the fourth quarter of 2012. Additionally, during the fourth quarter of 2013, we reduced prior years' loss reserves by $27.3 million related to resolution of claims under expired commercial general liability policies.

Favorable development on prior years' loss reserves experienced within the U.S. Insurance segment during 2015 was most significant on our general liability product lines and on our workers' compensation, brokerage property and inland marine product lines. In 2014, the redundancies on prior years' loss reserves were most significant on our general liability, professional liability and workers' compensation product lines. In 2013, the redundancies on prior years' loss reserves were most significant on our general liability, professional liability, workers' compensation and program product lines. Favorable development on our professional liability lines in 2014 and 2013 was partially offset by adverse development on our architects and engineers product line.

In 2015, we experienced $111.3 million of redundancies on various long-tail general and excess liability lines, primarily on the 2011 to 2014 accident years, due in part to lower loss severity than originally anticipated. In 2014, we experienced $93.4 million of redundancies on various long-tail general and excess liability lines, primarily on the 2007 to 2012 accident years, due in part to lower loss severity than originally anticipated. In 2013, we experienced $136.3 million of redundancies on various long-tail general and excess liability lines, which included $27.3 million of redundancies related to resolution of claims under expired commercial general liability policies. The remaining redundancies on our long-tail casualty lines in 2013 were spread across several accident years, due in part to lower claim frequencies than originally anticipated. Our binding and brokerage casualty business includes product lines that are long-tail and volatile in nature. During 2015, 2014 and 2013, actual incurred losses and loss adjustment expenses on prior accident years for reported claims on certain long-tail casualty lines were $40.0 million, $62.9 million and $77.8 million, respectively, less than we anticipated in our actuarial analyses. As a result, our actuaries reduced their estimates of ultimate losses in 2015, 2014 and 2013, and management assigned greater credibility to this favorable experience and reduced prior years' loss reserves accordingly.

The favorable development on prior years' loss reserves in the U.S. Insurance segment in 2015, 2014 and 2013 also included $36.6 million, $25.7 million and $32.8 million, respectively, of redundancies at our workers' compensation unit. In 2015, the redundancies in our workers' compensation unit were most significant on the 2011 to 2014 accident years. In 2014, the redundancies were most significant on the 2012 and 2013 accident years. In 2013, the redundancies were most significant on the 2011 and 2012 accident years. When we acquired this business in 2010, we supplemented our limited data with longer-tailed industry development factors and adopted a more conservative loss reserving position until we had sufficient data to determine how the loss reserves develop. Over the last three years, our actuaries have given more weight to our own data and placed less reliance on industry data as part of the reserving for this product line. As a result, our actuaries reduced their estimates of ultimate losses in 2015, 2014 and 2013. Management assigned greater credibility to this favorable experience and reduced prior years' loss reserves accordingly.

In 2015, favorable development on prior years' loss reserves in the U.S. Insurance segment included $35.0 million of redundancies on prior years' loss reserves on our brokerage property product line, due to lower than expected frequency of large loss events, primarily on the 2013 and 2014 accident years.

In 2014, favorable development on our professional liability product lines was partially offset by adverse development of $20.2 million on our architects and engineers product line, primarily on the 2008 through 2013 accident years. In 2013, favorable development on our professional liability product lines was partially offset by adverse development of $7.0 million on our architects and engineers product line, primarily on the 2009 and 2010 accident years. The adverse development on this product line was driven by an increase in the frequency of high severity claims. Based on this experience, our actuaries increased their estimates of ultimate losses and management increased prior years' loss reserves accordingly. We took significant corrective actions on our architects and engineers product line during 2014, including exiting certain classes and states and re-underwriting and re-pricing the ongoing business. Excluding the adverse development on our architects and engineers product line, as described above, the favorable development of prior years' loss reserves during 2014 included $48.4 million of redundancies on our professional liability programs, of which $25.6 million was on the 2013 accident year. In 2013, excluding the adverse development on our architects and engineers product line, favorable development of prior years' loss reserves included $22.8 million of redundancies on our professional liability programs, of which $20.6 million was on the 2011 and 2012 accident years. In both years, the product line that produced the majority of the redundancy was specified medical, driven by lower loss severity than was originally anticipated. As a result of the decreases in severity, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years' loss reserves accordingly.

Favorable development on prior years' loss reserves in the U.S. Insurance segment in 2013 included $27.9 million of redundancies on prior years' loss reserves on our program business, primarily on the 2012 and 2007 through 2009 accident years, due in part to more favorable than expected experience on our general liability programs.

International Insurance Segment

The combined ratio for the International Insurance segment was 86% for 2015 compared to 93% for 2014 and 94% for 2013. The decrease in the 2015 combined ratio was driven by more favorable development of prior years' loss reserves, partially offset by a higher expense ratio. The increase in the expense ratio was due to higher profit sharing costs, higher general expenses and lower earned premiums in 2015 compared to 2014.

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

The International Insurance segment's 2015 combined ratio included $248.8 million of favorable development on prior years' loss reserves compared to $166.6 million in 2014 and $130.7 million in 2013. The increase in prior year redundancies in 2015 was due in part to the increase in the confidence level of our consolidated net loss reserves which, as previously discussed, resulted in an $82.7 million reduction to consolidated prior years' loss reserves, including $32.3 million, or four points, within the International Insurance segment. We also experienced more favorable prior year development on our marine and energy and general liability product lines in 2015 compared to 2014. In 2015, the redundancies on prior years loss reserves were most significant on our marine and energy, general liability and professional liability product lines. In 2014 and 2013, the redundancies on prior years loss reserves were most significant on our professional liability and marine and energy product lines. In all three years, the redundancies were driven by lower than expected claims activity on prior accident years and favorable claims settlements. Favorable development on our marine and energy product lines totaled $64.8 million in 2015, $45.9 million in 2014 and $49.3 million in 2013. Redundancies on prior years' loss reserves in 2015 included $39.7 million of favorable development on our professional liability product lines, compared to $62.7 million in 2014 and $46.8 million in 2013. Favorable development on our general liability product lines totaled $60.9 million in 2015. In 2015, the redundancies on prior years' loss reserves were most significant on the 2012 to 2014 accident years. In 2014, the redundancies on prior years' loss reserves were most significant on the 2010 to 2012 accident years. In 2013, the redundancies on prior years' loss reserves were most significant on the 2010 and 2011 accident years. The 2013 combined ratio for the International Insurance segment also included $11.7 million of favorable development attributable to Alterra pre-acquisition accident years that was included in current year losses in 2013, as described above.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 90% for 2015 compared to 96% for 2014 and 109% for 2013 (including four points of underwriting losses related to natural catastrophes and seven points of transaction and acquisition-related costs attributable to the acquisition of Alterra). The decrease in the 2015 combined ratio was driven by a lower current accident year loss ratio and more favorable development on prior years' loss reserves. The decrease in the current accident year loss ratio was driven by lower attritional losses across several product lines in 2015 compared to 2014. Excluding the impact of catastrophe losses and transaction and acquisition-related costs in 2013, the combined ratio decreased in 2014 compared to 2013 due to more favorable development on prior years' loss reserves.

The Reinsurance segment's 2015 combined ratio included $97.9 million of favorable development on prior years' loss reserves compared to $80.0 million in 2014 and $12.9 million in 2013. The increase in prior year redundancies in 2015 was due in part to an increase in the confidence level of our consolidated net reserves for unpaid losses and loss adjustment expenses during 2015, which resulted in an $82.7 million reduction to consolidated prior years' loss reserves, as previously discussed, of which $15.2 million was in the Reinsurance segment (approximately two points on the segment combined ratio). The favorable development on prior years' loss reserves in 2015 was most significant on our casualty and property lines of business. The favorable development on prior years' loss reserves in 2014 and 2013 was primarily on our property lines. Favorable development on our casualty lines in 2015 totaled $27.4 million, and was primarily attributable to our general casualty and professional liability business. During 2015, management gained more confidence in the actuarial projections on these product lines and reduced prior years' loss reserves accordingly. The redundancies on prior years' loss reserves in 2015, 2014 and 2013 included $21.1 million, $44.7 million and $12.1 million, respectively, of favorable development on our property lines of business, due in part to lower than expected development on loss events that occurred in prior accident years, favorable claims settlements and lower than expected claims activity on the 2013 and 2014 accident years. The 2013 combined ratio also included $23.2 million of favorable development attributable to Alterra pre-acquisition accident years that was included in current year losses in 2013.

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

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $20.4 million in 2015 compared to an underwriting loss of $28.0 million in 2014 and an underwriting loss of $30.4 million in 2013. The underwriting loss in 2015 included $25.4 million of adverse loss reserve development on A&E exposures, compared to $32.8 million in 2014 and $30.1 million in 2013.

In March and October 2015, we completed two retroactive reinsurance transactions through which we ceded a significant portion of our A&E exposures to a third party. Reserves for unpaid losses and loss adjustment expenses ceded by these transactions that were attributable to A&E exposures represented approximately 55% of our net A&E reserves for unpaid losses and loss adjustment expenses as of December 31, 2014. The first transaction resulted in a gain of $5.1 million, which was deferred and will be recognized in earnings in proportion to actual reinsurance recoveries received pursuant to the transaction. The second transaction resulted in an underwriting loss of $10.1 million, including $7.1 million of losses and loss adjustment expenses, all of which was recognized during the fourth quarter of 2015. Following the October 2015 retroactive reinsurance transaction, our actuaries increased their estimate of the ultimate losses on the remaining A&E claims and management increased prior years’ loss reserves by $15.0 million. Without the diversification of a larger portfolio of loss reserves, there is greater uncertainty around the potential outcomes of the remaining claims, and management strengthened reserves accordingly.

We complete an annual review of our A&E exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. During our 2015 review, which was performed during the third quarter, we determined that no adjustment to loss reserves was required. During our 2013 and 2014 annual reviews, we increased our expectation of the severity of the outcome of certain claims subject to litigation. As the ultimate outcome of known claims increases, our expected ultimate closure value on unreported claims also increases. As a result, prior years' loss reserves for A&E exposures were increased by $27.2 million in 2014 and $28.4 million in 2013 related to our annual review.

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

The following tables summarize the increases (decreases) in prior years' loss reserves by segment, as discussed above.

	Year Ended December 31, 2015
(dollars in millions)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Total
U.S. Insurance:
General liability	$(111.3)				$(111.3)
Workers' compensation	(36.6)				(36.6)
Property:
Brokerage property	(35.0)				(35.0)
Inland marine	(27.5)				(27.5)
International Insurance:
Marine and energy		$(64.8)			(64.8)
General liability		(60.9)			(60.9)
Professional liability		(39.7)			(39.7)
Reinsurance:
Casualty			$(27.4)		(27.4)
Property			(21.1)		(21.1)
Other Insurance (Discontinued Lines):
Loss on retroactive reinsurance transaction				$7.1	7.1
Other A&E exposures				18.3	18.3
Impact of retroactive reinsurance transactions on reserve volatility	(35.2)	(32.3)	(15.2)	—	(82.7)
Net other prior years' redundancy	(53.4)	(51.1)	(34.2)	(7.5)	(146.2)
Increase (decrease)	$(299.0)	$(248.8)	$(97.9)	$17.9	$(627.8)

	Year Ended December 31, 2014
(dollars in millions)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Total
U.S. Insurance:
General liability	$(93.4)				$(93.4)
Professional liability:
Architects and engineers	20.2				20.2
All other	(48.4)				(48.4)
Workers' compensation	(25.7)				(25.7)
International Insurance:
Professional liability		$(62.7)			(62.7)
Marine and energy		(45.9)			(45.9)
Reinsurance:
Property			$(44.7)		(44.7)
Other Insurance (Discontinued Lines):
A&E exposures				$32.8	32.8
Net other prior years' redundancy	(69.3)	(58.0)	(35.3)	(5.1)	(167.7)
Increase (decrease)	$(216.6)	$(166.6)	$(80.0)	$27.7	$(435.5)

	Year Ended December 31, 2013
(dollars in millions)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Total
U.S. Insurance:
General liability	$(136.3)				$(136.3)
Professional liability:
Architects and engineers	7.0				7.0
All other	(22.8)				(22.8)
Workers' compensation	(32.8)				(32.8)
Specialty programs	(27.9)				(27.9)
International Insurance:
Professional liability		$(46.8)			(46.8)
Marine and energy		(49.3)			(49.3)
Reinsurance:
Property			$(12.1)		(12.1)
Other Insurance (Discontinued Lines):
A&E exposures				$30.1	30.1
Net other prior years' redundancy	(85.3)	(34.6)	(0.8)	0.5	(120.2)
Increase (decrease)	$(298.1)	$(130.7)	$(12.9)	$30.6	$(411.1)

Over the past three years, we have experienced favorable development on prior years' loss reserves ranging from 5% to 9% of beginning of year net loss reserves. In 2015, we experienced favorable development of $627.8 million, or 7% of beginning of year net loss reserves, compared to $435.5 million, or 5% of beginning of year net loss reserves, in 2014 and $411.1 million, or 9% of beginning of year net loss reserves, in 2013.

It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the above favorable trends will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years' loss reserves during 2016 would range from a deficiency of less than 1%, or $50 million, to a redundancy of approximately 5%, or $450 million, of December 31, 2015 net loss reserves.

Premiums

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

The following table summarizes gross premium volume by segment.

Gross Premium Volume
	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
U.S. Insurance	$2,504,096	$2,493,823	$2,252,739
International Insurance	1,164,866	1,200,403	1,101,099
Reinsurance	965,374	1,112,728	566,348
Other Insurance (Discontinued Lines)	(1,424)	(1,441)	40
Total	$4,632,912	$4,805,513	$3,920,226

Gross premium volume decreased 4% in 2015 compared to 2014. At a constant rate of exchange, gross premium volume would have decreased 2% in 2015 compared to 2014. The change is primarily attributable to a 13% decrease in gross premium volume in the Reinsurance Segment, or a 10% decrease at a constant rate of exchange. The decrease in gross premium volume in our Reinsurance segment was driven by changes in our auto reinsurance book. During 2014, we ceased writing auto reinsurance in the United Kingdom and decreased our quota share percentage on our non-standard auto reinsurance business in the United States. Additionally, lower gross premium volume in our general liability and property lines within the Reinsurance segment was partially offset by higher gross premium volume in our professional liability line. Gross premium volume in our International Insurance segment decreased 3% in 2015 compared to 2014. At a constant rate of exchange, gross premium volume in the International Insurance segment would have increased 2% in 2015 compared to 2014.

Gross premium volume increased 23% in 2014 compared to 2013. The increase in gross premium volume from 2013 to 2014 was primarily due to the inclusion of premiums attributable to Alterra from May 1, 2013, which impacted all three of our ongoing underwriting segments in 2013 and 2014. In 2014, the increase in gross written premiums in our U.S. Insurance segment is also attributable to higher premiums in our Wholesale division, primarily on our casualty product lines, and in our Specialty division across various product lines. The increase in gross written premiums in our Reinsurance segment in 2014 is also attributable to renewals in 2014 on policies previously written by Alterra, which typically occur in the early part of the year and occurred prior to our acquisition in 2013. In our International segment, gross written premiums in 2014 included $46.4 million of premiums attributable to Abbey, which was acquired in January 2014. Foreign currency exchange rate movements did not have a significant impact on gross premium volume in 2014 or 2013.

We have continued to see small price increases across many of our product lines during 2015. However, beginning in 2013 and continuing through 2015, we have experienced softening prices across most of our property product lines, as well as on our marine and energy lines. Our large account business is also subject to more pricing pressure. Despite stabilization of prices on certain product lines during the last three years, we still consider the overall property and casualty insurance market to be soft. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

The following table summarizes net written premiums by segment.

Net Written Premiums
	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
U.S. Insurance	$2,106,490	$2,071,466	$1,915,770
International Insurance	888,214	889,336	840,050
Reinsurance	824,324	956,584	480,822
Other Insurance (Discontinued Lines)	265	(371)	41
Total	$3,819,293	$3,917,015	$3,236,683

Net retention of gross premium volume was 82% in 2015 and 2014, and 83% in 2013. Higher retention in the U.S. Insurance and International Insurance segments was offset by lower retention in the Reinsurance segment in 2015 compared to 2014. Retention rate changes in 2015 were driven by changes in our mix of business when compared to 2014. In 2014, lower retention in the U.S. Insurance and International Insurance segments was partially offset by higher retention in the Reinsurance Segment compared to 2013. We purchase reinsurance and retrocessional reinsurance in order to manage our net retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

The following table summarizes earned premiums by segment.

Earned Premiums
	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
U.S. Insurance	$2,105,212	$2,022,860	$1,727,766
International Insurance	879,426	909,679	833,984
Reinsurance	838,543	908,385	669,826
Other Insurance (Discontinued Lines)	351	(12)	40
Total	$3,823,532	$3,840,912	$3,231,616

Consolidated earned premiums for 2015 decreased slightly compared to 2014. Higher earned premiums in our U.S. Insurance segment were offset by lower earned premiums in the Reinsurance segment and the effects of foreign currency exchange rate movements in our International Insurance and Reinsurance segments. The increase in earned premiums in our U.S. Insurance segment in 2015 was primarily due to higher earned premiums in our program business, general liability lines and personal lines compared to 2014. Lower earned premiums in the Reinsurance segment were due to lower gross premium volume. At a constant rate of exchange, consolidated earned premiums would have increased 2% in 2015 compared to 2014.

Consolidated earned premiums increased 19% in 2014 compared to 2013. The increase in earned premiums was driven by the increase in gross written premiums, as described above. The U.S. Insurance segment included $203.4 million of earned premiums from Hagerty in 2014 compared to $97.8 million in 2013. Foreign currency exchange rate movements did not have a significant impact on earned premiums in any period presented.

Life and Annuity Benefits

The Other Insurance (Discontinued Lines) segment included other revenues of $0.6 million and other expenses of $29.1 million for 2015, other revenues of $1.6 million and other expenses of $37.1 million for 2014, and other revenues of $1.1 million and other expenses of $28.1 million for 2013 related to our life and annuity reinsurance business. This business is in run-off, and we are not writing any new life and annuity reinsurance contracts. The life and annuity benefit reserves are recorded on a net present value basis using assumptions that were determined when the portfolio of contracts was acquired. The accretion of this discount is recognized in the statement of income and comprehensive income as other expenses. The decrease in other expenses in 2015 compared to 2014 is primarily attributable to lower accretion expense, as a result of a favorable impact from changes in foreign currency exchange rates in 2015 compared to 2014. The increase in other expenses in 2014 reflects a full year of accretion in 2014 compared to only eight months in 2013. Invested assets and the related investment income that support the life and annuity reinsurance contracts are reported in the Investing segment. As a result, we expect the results reported in the Other Insurance (Discontinued Lines) segment attributable to our life and annuity business will continue to reflect losses in future periods due to the accretion of the discount on the life and annuity benefit reserves, which are forecast to pay out over the next 40 to 50 years. Other revenues attributable to the life and annuity business included in the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

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

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Net investment income	$353,213	$363,230	$317,373
Net realized investment gains	$106,480	$46,000	$63,152
Change in net unrealized gains on investments	$(457,584)	$981,035	$261,995
Investment yield (1)	2.3%	2.4%	2.6%
Taxable equivalent total investment return, before foreign currency effect	0.5%	8.9%	6.9%
Taxable equivalent total investment return	(0.7)%	7.4%	6.8%
Invested assets, end of year	$18,181,345	$18,637,701	$17,612,074

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The following table reconciles investment yield to taxable equivalent total investment return.

	Years Ended December 31,
	2015	2014	2013
Investment yield (1)	2.3%	2.4%	2.6%
Adjustment of investment yield from book value to market value	(0.4)%	(0.4)%	(0.3)%
Net amortization of net premium on fixed maturity securities	0.5%	0.6%	0.7%
Net realized investment gains and change in net unrealized gains on investments	(2.0)%	5.9%	2.3%
Taxable equivalent effect for interest and dividends (2)	0.4%	0.4%	0.4%
Other (3)	(1.5)%	(1.5)%	1.1%
Taxable equivalent total investment return	(0.7)%	7.4%	6.8%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) decreased 2% in 2015. The decrease in the investment portfolio in 2015 was attributable to a decrease in net unrealized gains on investments of $457.6 million. Invested assets increased 6% in 2014. The increase in the investment portfolio in 2014 was attributable an increase in net unrealized gains on investments of $981.0 million and cash flows from operations of $716.8 million.

During 2014, we continued repositioning the investment portfolio acquired through the 2013 Alterra acquisition to be more consistent with our historical investment portfolio allocation by replacing fixed maturity corporate and mortgage-backed securities with fixed maturity tax-exempt municipal securities and equity securities. We also allocated more cash and cash equivalents to short-term investments to achieve higher returns while still maintaining adequate liquidity and continued to limit our allocation of funds for purchases of fixed maturities. In 2015, we continued to gradually build liquidity with higher cash balances due to continuing low interest rates and sales of certain securities from our equity portfolio. During 2015, we increased our holdings of cash and cash equivalents and short-term investments and reduced our holdings of fixed maturities. At December 31, 2015, short-term investments, cash and cash equivalents and restricted cash and cash equivalents represented 26% of our invested assets compared to 22% at December 31, 2014. Fixed maturities at December 31, 2015 represented 52% of our invested assets compared to 56% at December 31, 2014. Equity securities represented 22% of our invested assets at both December 31, 2015 and December 31, 2014. We expect to increase the percentage of equities in our portfolio in the future, continue to invest in high credit quality instruments, and maintain a more closely matched duration between our insurance liabilities and fixed income portfolio.

Net investment income decreased 3% in 2015. Net investment income in 2015 included lower bond income on our fixed maturity portfolio primarily due to the unfavorable impact of foreign currency exchange rate movements compared to 2014. Net investment income in 2015 also included higher dividend income on our equity portfolio due to higher equity security holdings during 2015 compared to 2014.

Net investment income increased 14% in 2014, primarily due to higher average invested assets in 2014 compared to 2013 as a result of the acquisition of Alterra. Net investment income in 2014 and 2013 included favorable changes in the fair value of our credit default swap, which expired in December 2014, of $2.2 million and $10.5 million, respectively. See note 3(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net realized investment gains were $106.5 million, $46.0 million and $63.2 million in 2015, 2014 and 2013, respectively. Net realized investment gains include both gains and losses from sales of securities and losses from write downs for other-than-temporary declines in the estimated fair value of investments. In 2015, net realized investment gains included $44.5 million of write downs for other-than-temporary declines in the estimated fair value of investments compared to $4.8 million and $4.7 million in 2014 and 2013, respectively. In 2015, 2014 and 2013, net realized investment gains were related to equity securities and fixed maturities that were sold because of our decision to reallocate capital to other equity securities or fixed maturities with greater potential for long-term investment returns. During 2015, we liquidated certain equity securities in our portfolio in light of our outlook on the economic and competitive environment facing those companies.

Net realized investment gains in 2015, 2014 and 2013 included $5.8 million, $18.9 million and $25.4 million, respectively, of realized losses from sales of fixed maturities and equity securities. Proceeds received on securities sold at a loss were $154.5 million in 2015, $1.1 billion in 2014 and $545.3 million in 2013. During 2014 and 2013, we repositioned the investment portfolio acquired through the Alterra acquisition to be more consistent with our target portfolio allocation.

Approximately 72% of the gross realized losses in 2015 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2015 included $44.5 million of write downs for other-than-temporary declines in the estimated fair value of investments. These write downs were made with respect to 21 equity securities. We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At December 31, 2015, we held securities with gross unrealized losses of $95.9 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at December 31, 2015. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected. See note 3(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

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

In 2015, net unrealized gains on investments decreased $457.6 million due to a decrease in the estimated fair value of our equity portfolio, as a result of lower overall equity market performance, and our fixed income portfolio, as interest rates increased during 2015. In 2014, net unrealized gains on investments increased $981.0 million due to an increase in the estimated fair value of our equity portfolio, as a result of strong overall equity market performance, and our fixed income portfolio, as interest rates decreased during 2014. In 2013, net unrealized gains on investments increased $262.0 million primarily due to an increase in the estimated fair value of our equity portfolio as a result of strong overall equity market performance, partially offset by a decline in the estimated fair value of fixed income securities as interest rates increased during 2013.

Markel Ventures Operations

Our Markel Ventures operations are comprised of a diverse portfolio of industrial and service businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations. While each of these businesses are operated independently from one another, we aggregate their financial results into two industry groups: manufacturing and non-manufacturing.

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

	December 31,
(dollars in thousands)	2015	2014
ASSETS
Cash and cash equivalents	$120,889	$106,552
Receivables	90,977	92,036
Goodwill	254,086	215,967
Intangible assets	261,333	237,070
Other assets	504,480	534,725
Total Assets	$1,231,765	$1,186,350
LIABILITIES AND EQUITY
Senior long-term debt and other debt (1)	$322,375	$359,263
Other liabilities	268,956	213,794
Total Liabilities	591,331	573,057
Redeemable noncontrolling interests	62,958	61,048
Shareholders' equity (2)	579,981	553,972
Noncontrolling interests	(2,505)	(1,727)
Total Equity	577,476	552,245
Total Liabilities and Equity	$1,231,765	$1,186,350

(1)
Senior long-term debt and other debt as of December 31, 2015 and 2014 included $216.9 million and $252.9 million, respectively, of debt due to other subsidiaries of Markel Corporation, which is eliminated in consolidation.

(2)
Shareholders' equity includes $520.3 million and $498.6 million as of December 31, 2015 and 2014, respectively, which represents Markel Corporation's investment in Markel Ventures and is eliminated in consolidation.

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
OPERATING REVENUES
Net investment income	$5	$4	$4
Other revenues	1,047,516	838,121	686,448
Total Operating Revenues	1,047,521	838,125	686,452
OPERATING EXPENSES
Amortization of intangible assets	27,443	24,283	20,674
Other expenses	978,058	775,219	613,250
Total Operating Expenses	1,005,501	799,502	633,924
Operating Income	42,020	38,623	52,528
Interest expense (1)	13,982	13,400	11,230
Income Before Income Taxes	28,038	25,223	41,298
Income tax expense	10,641	13,160	14,654
Net Income	17,397	12,063	26,644
Net income attributable to noncontrolling interests	6,370	2,506	2,824
Net Income to Shareholders	$11,027	$9,557	$23,820

(1)
Interest expense for the years ended December 31, 2015, 2014 and 2013 includes intercompany interest expense of $9.4 million, $8.7 million and $6.4 million, respectively, which is eliminated in consolidation.

Revenues from our Markel Ventures operations increased in 2015 compared to 2014 primarily due to the acquisition of Cottrell in July 2014. We also experienced higher revenues within certain of our other manufacturing operations in 2015, due in part to higher sales volumes in 2015 compared to 2014, as a result of continued increased demand for equipment manufactured to support transportation-related industries. Revenues for the year ended December 31, 2015 also included growth in certain of our non-manufacturing operations. Net income to shareholders from our Markel Ventures operations increased in 2015 compared to 2014 due to more favorable results in our manufacturing operations in 2015, partially offset by less favorable results in our non-manufacturing operations in 2015. The increase in net income to shareholders in our manufacturing operations in 2015 was due in part to increased revenues, as described above, partially offset by an increase in our estimate of the fair value of the contingent consideration obligation related to the acquisition of Cottrell. A portion of the purchase consideration for Cottrell was based on Cottrell's post-acquisition earnings through 2015, as defined in the purchase agreement. During 2015, our estimate of Cottrell's 2015 earnings increased beyond our initial projection. As a result, our estimate of the fair value of the contingent consideration increased by $31.2 million during 2015. As of December 31, 2015, the fair value of our outstanding contingent consideration obligation was $44.7 million, which we expect to pay in 2016. The decrease in net income to shareholders in our non-manufacturing operations was primarily attributable to an increase in expenses at certain of our non-manufacturing operations. Net income to shareholders in our non-manufacturing operations was net of goodwill impairment charges of $14.9 million and $13.7 million in the fourth quarters of 2015 and 2014, respectively, related to the Diamond Healthcare reporting unit.

Revenues from our Markel Ventures operations increased in 2014 compared to 2013 primarily due to the acquisition of Cottrell in July 2014 and the acquisition of Eagle Construction of VA LLC in August 2013. We also experienced higher revenues in our manufacturing operations in 2014, primarily driven by cyclical changes in industry demand for transportation-related equipment, partially offset by lower revenues in our other existing manufacturing operations, due to fewer orders and shipments in 2014 compared to 2013. Net income to shareholders from our Markel Ventures operations decreased in 2014 compared to 2013 due to less favorable results in our manufacturing and non-manufacturing operations in 2014, which were partially offset by net income to shareholders attributable to acquisitions. The decrease in net income to shareholders in our manufacturing operations in 2014 was due in part to lower revenues, as described above. The decrease in net income to shareholders in our non-manufacturing operations was primarily attributable to the $13.7 million goodwill impairment charge in the fourth quarter of 2014.

The following table summarizes the cash flows attributable to Markel Ventures for the years ended December 31, 2015, 2014 and 2013.

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Cash and cash equivalents, beginning of year	$106,552	$61,742	$55,048
Net cash provided by operating activities	166,702	59,915	75,926
Net cash used by investing activities	(96,073)	(189,729)	(60,533)
Net cash provided (used) by financing activities (1,2)	(56,292)	174,624	(8,699)
Increase in cash and cash equivalents	14,337	44,810	6,694
Cash and cash equivalents, end of year	$120,889	$106,552	$61,742

(1)
Net cash provided (used) by financing activities for the years ended December 31, 2015, 2014 and 2013 includes capital contributions from our holding company of $22.8 million, $64.8 million and $28.7 million, respectively, which are eliminated in consolidation.

(2)
Net cash used by financing activities for the year ended December 31, 2015 includes net repayments of debt of $36.0 million, which are eliminated in consolidation. Net cash provided by financing activities for the year ended December 31, 2014 includes net additions to debt of $136.5 million, which are eliminated in consolidation. Net cash used by financing activities for the year ended December 31, 2013 includes repayments of debt totaling $5.3 million which are eliminated in consolidation.

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

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Markel Ventures EBITDA - Manufacturing	$88,822	$71,133	$64,415
Markel Ventures EBITDA - Non-Manufacturing	2,456	10,194	19,372
Markel Ventures EBITDA - Total	91,278	81,327	83,787
Interest expense (1)	(13,287)	(12,184)	(9,283)
Income tax expense	(10,710)	(12,848)	(13,988)
Depreciation expense	(30,478)	(24,706)	(19,313)
Amortization of intangible assets	(25,776)	(22,032)	(17,383)
Markel Ventures net income to shareholders	11,027	9,557	23,820
Net income from other Markel operations	571,745	311,625	257,201
Net income to shareholders	$582,772	$321,182	$281,021

(1)	Interest expense for the years ended December 31, 2015, 2014 and 2013 includes intercompany interest expense of $9.4 million, $8.7 million and $6.4 million, respectively.

EBITDA from our Markel Ventures manufacturing operations increased in 2015 compared to 2014 due to increased revenues, described above, partially offset by an increase in our estimate of the fair value of the contingent consideration obligation related to the acquisition of Cottrell. EBITDA from our Markel Ventures non-manufacturing operations decreased in 2015 compared to 2014 due to higher expenses at certain of our non-manufacturing operations. EBITDA from our Markel Ventures non-manufacturing operations was net of a $14.9 million and $13.7 million goodwill impairment charge in 2015 and 2014, respectively, related to the Diamond Healthcare reporting unit. In 2014, EBITDA from our Markel Ventures manufacturing operations increased compared to 2013 primarily due to our acquisition of Cottrell. In 2014, EBITDA from our Markel Ventures non-manufacturing operations decreased compared to 2013 due to the goodwill impairment charge in the fourth quarter of 2014.

Interest Expense and Income Taxes

Interest expense was $118.3 million in 2015 compared to $117.4 million in 2014 and $114.0 million in 2013. The increase in interest expense in 2014 compared to 2013 was due in part to interest expense associated with our 6.25% unsecured senior notes and 7.20% unsecured senior notes, which were assumed in connection with the acquisition of Alterra, partially offset by the repayment of our $250 million 6.80% unsecured senior notes in February 2013. Interest expense also increased in 2014 due to our $500 million combined issuance in March 2013 of 3.625% unsecured senior notes and 5.0% unsecured senior notes.

The effective tax rate was 21% in 2015 compared to 26% in 2014 and 22% in 2013. The decrease in the effective tax rate in 2015 compared to 2014 was primarily due to the impact of the foreign tax credits. This decrease was partially offset by the impact of anticipating a smaller tax benefit related to tax-exempt investment income which resulted from having higher income before income taxes in 2015 compared to 2014. The increase in the effective tax rate in 2014 compared to 2013 was driven by higher earnings taxed at 35% in 2014 and a smaller benefit from our foreign operations in 2014, which are taxed at a lower rate.

For 2015, the effective tax rate differs from the statutory rate of 35% primarily as a result of tax credits for foreign taxes paid and tax-exempt investment income. In previous periods, foreign taxes paid were not available for use as tax credits against our U.S. provision for income taxes. Based on our earnings from our foreign operations in 2015, significant foreign taxes paid, both in the current period and prior periods, have been used as credits against our U.S. provision for income taxes in 2015. Our recognition of these tax credits in 2015 had a favorable impact on our 2015 effective tax rate of approximately 8%. A similar benefit may not be recognizable in future years. For 2014 and 2013, the effective tax rate differed from the statutory tax rate of 35% primarily as a result of tax-exempt investment income.

With few exceptions, we are no longer subject to income tax examination by tax authorities for years ended before January 1, 2012. The Internal Revenue Service is currently examining our 2012 federal income tax return. We believe our income tax liabilities are adequate as of December 31, 2015, however, these liabilities could be adjusted as a result of this examination. See note 8 of the notes to consolidated financial statements for a discussion of factors affecting the realization of our gross deferred tax assets and unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our income tax returns.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $232.7 million, $935.9 million and $459.5 million in 2015, 2014 and 2013, respectively. Comprehensive income to shareholders for 2015 included net income to shareholders of $582.8 million, a decrease in net unrealized gains on investments, net of taxes, of $320.5 million and a decrease in foreign currency translation adjustments, net of taxes, of $29.3 million. Comprehensive income to shareholders for 2014 included net income to shareholders of $321.2 million, an increase in net unrealized gains on investments, net of taxes, of $661.7 million and a decrease in foreign currency translation adjustments, net of taxes, of $32.2 million. Comprehensive income to shareholders for 2013 included net income to shareholders of $281.0 million and an increase in net unrealized gains on investments, net of taxes, of $184.6 million.

For the years ended December 31, 2015 and 2014, book value per share increased 3% and 14%, respectively, primarily due to comprehensive income to shareholders, as described above.

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the liability for losses and loss adjustment expenses at the end of 2010 for 2010 and all prior years, adjusted for commutations, foreign currency movements and other items, was originally estimated to be $4,593.9 million. Five years later, as of December 31, 2015, this amount was re-estimated to be $3,418.4 million, of which $2,546.0 million had been paid, leaving a reserve of $872.4 million for losses and loss adjustment expenses for 2010 and prior years remaining unpaid as of December 31, 2015.

The following table represents the development of reserves for losses and loss adjustment expenses for the period 2005 through 2015.

(dollars in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net reserves, end of year, adjusted for commutations, foreign currency movements and other	$4,213.7	4,348.4	4,329.3	4,561.9	4,538.0	4,593.9	4,605.8	4,551.4	8,232.5	8,401.3	8,235.3
Paid (cumulative) as of:
One year later	799.5	783.8	727.6	759.5	796.1	898.3	932.0	906.3	1,436.9	1,423.3
Two years later	1,375.4	1,312.1	1,270.8	1,364.8	1,417.0	1,531.0	1,548.7	1,506.7	2,675.9
Three years later	1,752.4	1,689.6	1,686.3	1,841.0	1,881.5	1,918.5	1,937.2	2,112.7
Four years later	2,018.2	1,994.1	1,983.9	2,189.7	2,118.7	2,180.8	2,383.2
Five years later	2,243.3	2,201.5	2,245.4	2,350.9	2,280.4	2,546.0
Six years later	2,406.5	2,396.8	2,353.7	2,471.6	2,588.4
Seven years later	2,581.1	2,473.2	2,438.6	2,753.4
Eight years later	2,642.7	2,543.3	2,694.3
Nine years later	2,699.4	2,785.8
Ten years later	2,936.6
Reserves re-estimated as of:
One year later	4,094.7	4,084.4	4,187.4	4,316.2	4,256.7	4,246.1	4,210.4	4,121.6	7,795.2	7,773.5
Two years later	3,893.8	3,962.4	3,943.9	4,076.7	3,918.1	3,873.2	3,856.2	3,821.1	7,327.7
Three years later	3,802.6	3,768.6	3,727.2	3,815.1	3,627.4	3,610.6	3,653.1	3,665.9
Four years later	3,687.9	3,606.2	3,528.4	3,620.1	3,423.6	3,498.5	3,536.7
Five years later	3,574.6	3,453.8	3,380.7	3,461.9	3,358.8	3,418.4
Six years later	3,461.5	3,356.6	3,264.4	3,423.6	3,296.4
Seven years later	3,396.8	3,283.5	3,232.6	3,355.2
Eight years later	3,346.7	3,269.3	3,199.4
Nine years later	3,343.7	3,241.9
Ten years later	3,341.5
Net cumulative redundancy	$872.2	1,106.5	1,129.9	1,206.7	1,241.6	1,175.5	1,069.1	885.5	904.8	627.8
Cumulative %	21%	25%	26%	26%	27%	26%	23%	19%	11%	7%
Gross reserves, end of year, adjusted for commutations, foreign currency movements and other	$5,845.8	5,497.6	5,280.6	5,569.5	5,391.3	5,386.5	5,404.3	5,351.6	10,109.0	10,363.0	10,252.0
Reinsurance recoverable, adjusted for commutations, foreign currency movements and other	1,632.1	1,149.2	951.3	1,007.6	853.3	792.6	798.5	800.2	1,876.5	1,961.7	2,016.7
Net reserves, end of year, adjusted for commutations, foreign currency movements and other	$4,213.7	4,348.4	4,329.3	4,561.9	4,538.0	4,593.9	4,605.8	4,551.4	8,232.5	8,401.3	8,235.3
Gross re-estimated reserves	4,789.1	4,239.1	4,021.7	4,193.2	4,039.4	4,145.7	4,321.1	4,457.9	9,150.9	9,722.0
Re-estimated recoverable	1,447.6	997.2	822.3	838.0	743.0	727.3	784.4	792.0	1,823.2	1,948.5
Net re-estimated reserves	$3,341.5	3,241.9	3,199.4	3,355.2	3,296.4	3,418.4	3,536.7	3,665.9	7,327.7	7,773.5
Gross cumulative redundancy	$1,056.7	1,258.5	1,258.9	1,376.3	1,351.9	1,240.8	1,083.2	893.7	958.1	641.0

Net cumulative redundancy represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the liability for losses and loss adjustment expenses developed a $1,175.5 million redundancy from December 31, 2010 to December 31, 2015. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance. The net and gross cumulative redundancies as of December 31, 2015 for 2014 and prior years were primarily due to redundancies that developed during 2015 in the U.S. Insurance and International Insurance segments on the 2011 to 2014 accident years. See "Underwriting Results" for further discussion of changes in prior years' loss reserves.

See note 9 of the notes to consolidated financial statements and the discussion under "Critical Accounting Estimates" for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 22% at December 31, 2015 and 23% at December 31, 2014. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

At December 31, 2015, our holding company (Markel Corporation) held $1.6 billion of invested assets, which approximated 16 times annual interest expense of the holding company, compared to $1.5 billion of invested assets at December 31, 2014. The increase in invested assets is primarily the result of dividends received from our subsidiaries of $187.5 million, partially offset by a decrease in unrealized gains on our investment portfolio at December 31, 2015 compared to December 31, 2014. In order to maintain prudent levels of liquidity, we seek to maintain invested assets at Markel Corporation of at least two times annual interest expense. The excess liquidity at Markel Corporation is available to increase capital at our insurance subsidiaries, complete acquisitions, repurchase shares of our common stock or retire debt.

Under the terms of the agreements in which we acquired controlling interests in certain Markel Ventures subsidiaries, the remaining equity interests have the option to sell their interests to us in the future. These redeemable noncontrolling interests generally become redeemable through 2020; however, the occurrence, timing and redemption value of these transactions is uncertain. As of December 31, 2015, redeemable noncontrolling interests totaled $63.0 million.

In October 2010, we completed our acquisition of Aspen Holdings, Inc. (Aspen). As part of the consideration for this acquisition, Aspen shareholders received contingent value rights that may result in the payment of additional cash consideration depending, among other things, upon the development of pre-acquisition loss reserves and loss sensitive profit commissions over time. The final amount to be paid to holders of contingent value rights, if any, will be determined following the December 31, 2017 maturity date for the contingent value rights. Based on current expectations, we do not believe contingent consideration payments, if any, related to these contingent value rights would have a material impact on our liquidity.

Our Board of Directors has approved the repurchase of up to $300 million of common stock under a share repurchase program (the Program). Under the Program, we may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2015, we had repurchased 56,455 shares of common stock at a cost of $37.1 million under the Program.

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

The holding company has historically relied upon dividends from its domestic subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. At December 31, 2015, our domestic insurance subsidiaries and Markel Bermuda could pay ordinary dividends of $845.5 million during the following twelve months under these laws.

There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay based on applicable laws in the United Kingdom. At December 31, 2015, earnings of our foreign subsidiaries, with the exception of certain of our Bermuda subsidiaries, are considered reinvested indefinitely and no provision for deferred United States income taxes has been recorded. At December 31, 2015, cash and cash equivalents, restricted cash and cash equivalents and short-term investments of $1.3 billion were held by our foreign subsidiaries. We do not expect the amount of cash and cash equivalents, restricted cash and cash equivalents and short-term investments that are attributable to earnings that are considered reinvested indefinitely, and not available for distributions to the holding company, to have a material effect on our liquidity or capital resources.

Net cash provided by operating activities was $651.2 million, $716.8 million and $745.5 million in 2015, 2014 and 2013, respectively. Net cash provided by operating activities in 2015 was net of cash payments totaling $156.4 million made in connection with two retroactive reinsurance transactions completed in 2015, in which we ceded two portfolios of policies comprised of liabilities arising from A&E exposures to a third party. Net cash provided by operating activities in 2015 was also net of a $29.0 million cash payment made to transfer our obligations under a reinsurance contract for life and annuity benefits to a third party. While we recognize that these transactions will have the short term impact of reducing investment income, we have significantly reduced the uncertainty around these exposures and increased our flexibility regarding capital allocation. Also in 2015, higher cash flows attributable to our Markel Ventures operations were partially offset by higher payments for income taxes compared to the same period of 2014. The decrease in net cash provided by operating activities in 2014 compared to 2013 was due to higher payments for income taxes in 2014. These payments were partially offset by higher cash flows from investment income during 2014, primarily due to higher average invested assets in 2014 compared to 2013 as a result of the acquisition of Alterra.

Net cash provided by investing activities was $125.8 million in 2015 compared to net cash used by investing activities of $622.2 million in 2014 and net cash provided by investing activities of $187.4 million in 2013. Net cash provided by investing activities in 2015 included proceeds from the sales and maturities of investments, net of purchases of investment, of $466.3 million, partially offset by $261.5 million, net of cash acquired, used for acquisitions, and $79.8 million used to purchase property and equipment. Net cash used by investing activities in 2014 included $319.1 million of cash, net of cash acquired, used to complete acquisitions. During 2013, we used net cash of $12.2 million for acquisitions. The acquisition of Alterra resulted in net cash received as a result of Alterra's cash balance exceeding cash paid for the acquisition by $49.5 million. See note 2 of the notes to consolidated financial statements for a discussion of acquisitions. We received cash from our equity method investments of $107.3 million and $313.6 million during 2014 and 2013, respectively, which includes redemptions from our hedge fund portfolio acquired through the Alterra acquisition that is included in other assets on the consolidated balance sheets. During 2013 and 2014, we repositioned the investment portfolio acquired through the Alterra acquisition to be more consistent with our historical investment portfolio allocation by replacing fixed maturity corporate and mortgage-backed securities with fixed maturity tax-exempt municipal securities and equity securities. We also allocated more cash and cash equivalents to short-term investments to achieve higher returns while still maintaining adequate liquidity and continued to limit our allocation of funds for purchases of fixed maturities. In 2015, due to continuing low interest rates, we continued to gradually build liquidity during the year with higher cash balances. During 2015, we increased our holdings of cash and cash equivalents and short-term investments and reduced our holdings of fixed maturities. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Invested assets decreased to $18.2 billion at December 31, 2015 from $18.6 billion at December 31, 2014. Net unrealized gains on investments, net of taxes, were $1.5 billion at December 31, 2015 compared to $1.8 billion at December 31, 2014. The decrease in net unrealized gains on investments, net of taxes, in 2015 was primarily due to a decrease in the estimated fair value of our equity portfolio as a result of lower overall equity market performance, and our fixed income portfolio, as interest rates increased during 2015. During 2015, we increased our holdings of cash and cash equivalents and short-term investments and reduced our holdings of fixed maturities. At December 31, 2015, short-term investments, cash and cash equivalents and restricted cash and cash equivalents represented 26% of our invested assets compared to 22% at December 31, 2014. Fixed maturities at December 31, 2015 represented 52% of our invested assets compared to 56% at December 31, 2014. Equity securities represented 22% of our invested assets at December 31, 2015 and December 31, 2014. See note 3(h) of the notes to consolidated financial statements for a discussion of restricted assets.

Net cash used by financing activities was $74.2 million and $67.1 million in 2015 and 2014, respectively, compared to net cash provided by financing activities of $175.4 million in 2013. During 2015 and 2014, we used cash of $12.5 million and $25.9 million, respectively, to purchase additional interests in our Markel Ventures businesses. During 2013, we received net proceeds of $491.2 million associated with the issuance of $250 million of 3.625% unsecured senior notes due March 30, 2023 and $250 million of 5.0% unsecured senior notes due March 30, 2043. On February 15, 2013, we repaid our 6.80% unsecured senior notes, which had an outstanding principal balance of $246.7 million. During 2015, 2014 and 2013, cash of $31.5 million, $26.1 million and $57.4 million, respectively, was used to repurchase shares of our common stock.

In recent years, we have completed numerous reinsurance commutations, which involve the termination of ceded or assumed reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers. Our commutation strategy related to assumed reinsurance contracts is to reduce our loss exposure to long-tailed liabilities assumed under reinsurance agreements that were entered into by companies we acquired prior to our acquisition. We will continue to pursue commutations, or similar reinsurance transactions, when we believe they meet our objectives. As previously discussed, during 2015, we completed two retroactive reinsurance transactions to cede two portfolios of policies primarily comprised of liabilities arising from A&E exposures to a third party. Cash payments for these two retroactive reinsurance transactions totaled $156.4 million. See "Critical Accounting Estimates" for further discussion. We also completed a novation that transferred our obligations under a reinsurance contract for life and annuity benefit policies to a third party in exchange for cash payments totaling $29.0 million, net of commissions. See "Life and Annuity Benefits" for further discussion.

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial condition of each of our reinsurers, and we assess our concentration of credit risk on a regular basis. At December 31, 2015, our reinsurance recoverable balance for the ten largest reinsurers was $1.5 billion, representing 68% of our consolidated balance, before considering allowances for bad debts. All of our ten largest reinsurers were rated "A" or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $353.5 million at December 31, 2015, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. See note 15 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that net reinsurance recoverable balances are collectible, deterioration in reinsurers' ability to pay, or collection disputes, could adversely affect our operating cash flows, financial position and results of operations.

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

(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Consolidated
December 31, 2015
Case reserves	$1,092,677	$1,242,138	$942,891	$319,988	$3,597,694
IBNR reserves	2,617,871	1,855,666	1,768,396	321,277	6,563,210
Total	$3,710,548	$3,097,804	$2,711,287	$641,265	$10,160,904
December 31, 2014
Case reserves	$979,088	$1,266,222	$984,627	$332,712	$3,562,649
IBNR reserves	2,586,505	2,036,744	1,781,569	322,065	6,726,883
Total	$3,565,593	$3,302,966	$2,766,196	$654,777	$10,289,532

Unpaid losses and loss adjustment expenses were $10.3 billion and $10.4 billion at December 31, 2015 and 2014, respectively. See note 9 of the notes to consolidated financial statements and "Critical Accounting Estimates" for a discussion of estimates and assumptions related to unpaid losses and loss adjustment expenses.

The following table summarizes our contractual cash payment obligations at December 31, 2015.

	Payments Due by Period (1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt and other debt(2)	$3,300,778	$156,372	$362,764	$908,469	$1,873,173
Unpaid losses and loss adjustment expenses (estimated)	10,160,904	2,339,106	3,121,406	1,819,300	2,881,092
Life and annuity benefits (estimated)	1,510,432	92,124	151,265	138,593	1,128,450
Operating leases	274,843	29,664	64,791	49,544	130,844
Total	$15,246,957	$2,617,266	$3,700,226	$2,915,906	$6,013,559

(1)	See notes 9, 10, 11 and 16 of the notes to consolidated financial statements for further discussion of these obligations.

(2)	Amounts include interest.

Senior long-term debt and other debt, excluding net unamortized premium, was $2.2 billion at December 31, 2015 and $2.3 billion at December 31, 2014.

On August 1, 2014, we entered into a credit agreement for a revolving credit facility, which provides $300 million of capacity for future acquisitions, investments, repurchases of our capital stock and for general corporate purposes. At our discretion, $200 million of the total capacity may be used for secured letters of credit. We may increase the capacity of the facility to $500 million subject to certain terms and conditions. This facility replaced our previous $300 million revolving credit facility and expires in August 2019. As of December 31, 2015 and 2014, there were no borrowings outstanding under our revolving credit facility.

Alterra and Markel Bermuda were party to a secured credit facility (the senior credit facility), which expired on December 15, 2015. At December 31, 2015, $10.6 million of letters of credit were issued and outstanding under the senior credit facility. The last outstanding letter of credit under the senior credit facility expired on January 31, 2016. At December 31, 2015 and 2014, we had no borrowings outstanding under the senior credit facility.

We were in compliance with all covenants contained in our revolving and senior credit facilities at December 31, 2015. To the extent that we are not in compliance with our covenants, our access to the revolving credit facility could be restricted. While we believe this to be unlikely, the inability to access the revolving credit facility could adversely affect our liquidity. See note 11 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

Reserves for unpaid losses and loss adjustment expenses represent future contractual obligations associated with property and casualty insurance and reinsurance contracts issued to our policyholders or other insurance companies. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2015. Payment patterns for losses and loss adjustment expenses were generally based upon historical claims patterns. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the preceding table. The unpaid losses and loss adjustment expenses in the table above are our gross estimates of known liabilities as of December 31, 2015. The expected payments by period are the estimated payments at a future time, whereas the reserves for unpaid losses and loss adjustment expenses included in the consolidated balance sheet include the unamortized portion of the fair value adjustment recorded at the Acquisition Date for unpaid losses and loss adjustment expenses assumed in the Alterra acquisition.

Reserves for life and annuity benefits represent future contractual obligations associated with reinsurance contracts issued to other insurance companies. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of benefits as of December 31, 2015. The assumptions used in estimating the likely payments due by period are based on cedent experience, industry mortality tables, and our expense experience. Due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the estimates shown in the preceding table. The life and annuity benefits in the above table are our gross estimates of known obligations as of December 31, 2015. These obligations are computed on a net present value basis in the consolidated balance sheet as of December 31, 2015, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

In connection with the Markel CATCo transaction, we instituted performance incentive and retention arrangements for former CATCo employees, whom are now employed by Markel CATCo IM. Pursuant to these agreements, we committed to the payment of performance bonuses derived from the results of the business through 2018 and retention bonuses that will be paid annually over the three year period following the acquisition. The total amount of these payments is currently estimated to be $100 million, all of which will be recognized in the consolidated financial statements as post-acquisition compensation expense over the performance period and as services are provided.

At December 31, 2015, we had unrecognized tax benefits of $15.3 million related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with our unrecognized tax benefits, we are unable to make a reasonably reliable estimate of the amount and period in which any liabilities might be paid. See note 8 of the notes to consolidated financial statements for further discussion of our expectations regarding changes in unrecognized tax benefits during 2016.

At December 31, 2015, we had $4.0 billion of invested assets or other assets held in trust or on deposit for the benefit of policyholders or ceding companies or to support underwriting activities. Additionally, we have pledged investments and cash and cash equivalents totaling $745.7 million at December 31, 2015 as security for letters of credit that have been issued by various banks on our behalf. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 3(h) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. Capital adequacy of our foreign insurance subsidiaries is regulated by applicable laws of the United Kingdom, Bermuda and other jurisdictions. At December 31, 2015, the capital and surplus of each of our insurance subsidiaries significantly exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign currency exchange rate risk associated with our international operations. Various companies within our Markel Ventures operations are subject to commodity price risk; however, this risk is not material to the Company.

The estimated fair value of our investment portfolio at December 31, 2015 was $18.2 billion, 78% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 22% of which was invested in equity securities. At December 31, 2014, the estimated fair value of our investment portfolio was $18.6 billion, 78% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 22% of which was invested in equity securities.

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

At December 31, 2015, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility. At December 31, 2015, our ten largest equity holdings represented $1.8 billion, or 44%, of the equity portfolio. Investments in the property and casualty insurance industry represented $690.0 million, or 17%, of our equity portfolio at December 31, 2015. Our investments in the property and casualty insurance industry included a $414.1 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the equity holdings of our insurance subsidiaries.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2015 and 2014. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders' Equity
As of December 31, 2015
Equity securities	$4,074	35% increase	$5,501	12.1%
		35% decrease	2,648	(12.1)
As of December 31, 2014
Equity securities	$4,138	35% increase	$5,586	12.8%
		35% decrease	2,689	(12.8)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 3.9 years and an average rating of "AA." See note 3(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2015 and 2014. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders' Equity
Fixed Maturity Investments
As of December 31, 2015
Total fixed maturity investments	$9,394	200 bp decrease	$10,591	12.7%	10.1%
		100 bp decrease	9,977	6.2	4.9
		100 bp increase	8,832	(6.0)	(4.8)
		200 bp increase	8,296	(11.7)	(9.3)
As of December 31, 2014
Total fixed maturity investments	$10,423	200 bp decrease	$11,734	12.6%	11.6%
		100 bp decrease	11,057	6.1	5.6
		100 bp increase	9,812	(5.9)	(5.4)
		200 bp increase	9,222	(11.5)	(10.6)
Liabilities (1)
As of December 31, 2015
Borrowings	$2,403	200 bp decrease	$2,731
		100 bp decrease	2,557
		100 bp increase	2,266
		200 bp increase	2,143
As of December 31, 2014
Borrowings	$2,493	200 bp decrease	$2,878
		100 bp decrease	2,673
		100 bp increase	2,333
		200 bp increase	2,190

(1)	Changes in estimated fair value have no impact on shareholders' equity.

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with certain of our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency, other than non-monetary assets and liabilities, as closely as possible. Non-monetary assets primarily consist of goodwill and intangible assets. As of December 31, 2015 and 2014, the carrying value of goodwill and intangible assets denominated in a foreign currency, which is not matched or hedged, was $241.2 million and $262.9 million, respectively. The decrease is primarily due to the strengthening of the U.S. dollar against the Canadian dollar and the United Kingdom Sterling during 2015.

To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign currency forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are generally designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income (loss). Our forward contracts generally have maturities of three months. At December 31, 2015 and 2014, substantially all of our monetary assets and liabilities denominated in foreign currencies were either matched or hedged.

At December 31, 2015 and 2014, approximately 87% and 86%, respectively, of our invested assets were denominated in United States Dollars. At December 31, 2015 and 2014, approximately 80% and 81%, respectively, of our reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were denominated in United States Dollars. At those dates, the largest foreign currency denominated balances within both our invested assets and reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were the Euro and United Kingdom Sterling.

Credit Risk

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2015, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities.

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

	December 31, 2015
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$5,291	$2,161	$7,452
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	803,560	205,233	94,387	1,103,180
Supranationals	—	208,660	—	208,660
Other	120,072	139,882	90,517	350,471
Total European exposures	923,632	559,066	187,065	1,669,763
Brazil	22,298	—	—	22,298
All other foreign exposures	470,527	98,191	91,407	660,125
Total foreign exposures	$1,416,457	$657,257	$278,472	$2,352,186

	December 31, 2014
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$5,471	$2,210	$7,681
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	928,730	265,591	131,873	1,326,194
Supranationals	—	217,953	—	217,953
Other	129,201	128,111	148,201	405,513
Total European exposures	1,057,931	617,126	282,284	1,957,341
Brazil	33,667	—	—	33,667
All other foreign exposures	520,323	148,187	128,639	797,149
Total foreign exposures	$1,611,921	$765,313	$410,923	$2,788,157

General concern also exists about municipalities that experience financial difficulties during periods of adverse economic conditions. We manage the exposure to credit risk in our municipal bond portfolio by investing in high quality securities and by diversifying our holdings, which are typically either general obligation or revenue bonds related to essential products and services.

Impact of Inflation

Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such expenses, is known. Consequently, in establishing premiums, we attempt to anticipate the potential impact of inflation. We also consider inflation in the determination and review of reserves for losses and loss adjustment expenses and life and annuity benefits since portions of these reserves are expected to be paid over extended periods of time. This is especially true for our long-tailed lines of business. Although our life and annuity reinsurance business is in run-off, we must monitor the effects inflation and changing interest rates have on the related reserves. We regularly complete loss recognition testing to ensure that held reserves are sufficient to meet our future claim obligations in the current investment environment.

Controls and Procedures

As of December 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Principal Executive Officer (PEO) and the Principal Financial Officer (PFO).

Our management, including the PEO and PFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon our controls evaluation, the PEO and PFO concluded that effective Disclosure Controls were in place to ensure that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the PEO and the PFO, of the effectiveness of our internal control over financial reporting as of December 31, 2015. See Management's Report on Internal Control over Financial Reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
general economic and market conditions and industry specific conditions, including extended economic recessions or expansions; prolonged periods of slow economic growth; inflation or deflation; fluctuations in foreign currency exchange rates, commodity and energy prices and interest rates; volatility in the credit and capital markets; and other factors;

•
economic conditions, actual or potential defaults in municipal bonds or sovereign debt obligations, volatility in interest and foreign currency exchange rates and changes in market value of concentrated investments can have a significant impact on the fair value of our fixed maturities and equity securities, as well as the carrying value of our other assets and liabilities, and this impact may be heightened by market volatility;

•	economic conditions may adversely affect our access to capital and credit markets;

•	the effects of government intervention, including material changes in the monetary policies of central banks, to address financial downturns and economic and currency concerns;

•
the impacts that political and civil unrest and regional conflicts may have on our businesses and the markets they serve or that any disruptions in regional or worldwide economic conditions generally arising from these situations may have on our businesses, industries or investments;

•	the impacts that health epidemics and pandemics may have on our business operations and claims activity;

•	the impact of the implementation of U.S. health care reform legislation and regulations under that legislation on our businesses;

•
we are dependent upon the successful functioning and security of our computer systems; if our information technology systems fail or suffer a security breach, our businesses or reputation could be adversely impacted;

•	our acquisition of insurance and non-insurance businesses may increase our operational and control risks for a period of time;

•	we may not realize the contemplated benefits, including cost savings and synergies, of our acquisitions;

•	any determination requiring the write-off of a significant portion of our goodwill and intangible assets;

•	the loss of services of any executive officer or other key personnel could adversely impact one or more of our operations;

•	our expanding international operations expose us to increased investment, political and economic risks, including foreign currency exchange rate and credit risk;

•	our ability to raise third party capital for existing or new investment vehicles and risks related to our management of third party capital;

•	the effectiveness of our procedures for compliance with existing and ever increasing guidelines, policies and legal and regulatory standards, rules, laws and regulations;

•
the impact of economic and trade sanctions and embargo programs on our businesses, including instances in which the requirements and limitations applicable to the global operations of U.S. companies and their affiliates are more restrictive than those applicable to non-U.S. companies and their affiliates;

•
a number of additional factors may adversely affect our Markel Ventures operations, and the markets they serve, and negatively impact their revenues and profitability, including, among others: changes in government support for education, healthcare and infrastructure projects; changes in capital spending levels; changes in the housing market; and volatility in interest and foreign currency exchange rates; and

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

$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015
Markel Corporation
S&P 500
Dow Jones Property & Casualty Insurance

	Years Ended December 31,
	2010 (1)	2011	2012	2013	2014	2015
Markel Corporation	$100	$110	$115	$153	$181	$234
S&P 500	100	102	118	157	178	181
Dow Jones Property & Casualty Insurance	100	105	125	166	186	203

(1)	$100 invested on December 31, 2010 in our common stock or the listed index. Includes reinvestment of dividends.

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 8, 2016 was approximately 400. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 100,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2015 were $937.91 and $660.05, respectively. See note 23 of the notes to consolidated financial statements for additional common stock price information.

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

Annual Shareholders' Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at Altria Theater, 6 North Laurel Street, Richmond, Virginia at 4:30 p.m., May 16, 2016.

Corporate Offices

Markel Corporation, 4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148
(804) 747-0136 (800) 446-6671

Executive Officers

Alan I. Kirshner
Executive Chairman since January 2016. Chairman of the Board since 1986. Chief Executive Officer from 1986 to December 2015. Director since 1978. Age 80.

Anthony F. Markel
Vice Chairman since May 2008. President and Chief Operating Officer from March 1992 to May 2008. Director since 1978. Age 74.

Steven A. Markel
Vice Chairman since March 1992. Director since 1978. Age 67.

Thomas S. Gayner
Co-Chief Executive Officer since January 2016. President and Chief Investment Officer from May 2010 to December 2015. Chief Investment Officer from January 2001 to December 2015. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 to 2004. Age 54.

Richard R. Whitt, III
Co-Chief Executive Officer since January 2016. President and Co-Chief Operating Officer from May 2010 to December 2015. Senior Vice President and Chief Financial Officer from May 2005 to May 2010. Age 52.

F. Michael Crowley
President since January 2016. President and Co-Chief Operating Officer from May 2010 to December 2015. President, Markel Specialty from February 2009 to May 2010. President of Willis HRH North America from October 2008 to January 2009. President of Hilb Rogal & Hobbs Company from September 2005 to October 2008. Age 64.

Gerard Albanese, Jr.
Executive Vice President and Chief Underwriting Officer since May 2010. Chief Underwriting Officer since January 2009. President and Chief Operating Officer, Markel International Limited, a subsidiary, from September 2003 to August 2008. Age 63.

Britton L. Glisson
President, Global Insurance since November 2014 and Chief Administrative Officer since February 2009. President, Markel Insurance Company, a subsidiary, from October 1996 to March 2009. Age 59.

Bradley J. Kiscaden
Executive Vice President and Chief Actuarial Officer since July 2012. Chief Actuarial Officer since March 1999. Age 53.

Anne G. Waleski
Executive Vice President and Chief Financial Officer since May 2014. Vice President and Chief Financial Officer since May 2010. Treasurer from August 2003 to November 2011. Age 49.

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Agreement and Plan of Merger, dated as of December 18, 2012, by and among Alterra Capital Holdings Limited, Markel Corporation and Commonwealth Merger Subsidiary Limited (2.1)[a]

3(i)	Amended and Restated Articles of Incorporation (3.1)[b]

3(ii)	Bylaws, as amended (3.1)[c]

4.1	Indenture dated as of June 5, 2001 between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)[d]

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

10.1
Form of Credit Agreement dated as of August 1, 2014 among Markel Corporation, Markel Bermuda Limited, Alterra Reinsurance USA Inc., Alterra Finance LLC, Alterra USA Holdings Limited, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, Administrative Agent, a Fronting Bank and Swingline Lender ("Wells Fargo Credit Agreement") (4.1)[k]

10.2	First Amendment to Credit Agreement dated as of November 13, 2015, to the Wells Fargo Credit Agreement**

10.3
Credit Agreement, dated as of December 16, 2011, among Alterra Capital Holdings Limited, Alterra Bermuda Limited (n/k/a Markel Bermuda Limited), the lenders parties thereto and Bank of America, N.A., as Administrative Agent ("Bank of America Credit Agreement") (4.5)[j]

10.4	First Amendment and Consent dated as of February 7, 2013, to the Bank of America Credit Agreement (4.6)[j]

10.5	Form of Second Amendment dated as of March 14, 2014, to the Bank of America Credit Agreement (4.7)[l]

10.6	Form of Guaranty Agreement by Markel Corporation dated March 14, 2014 in connection with the Bank of America Credit Agreement (4.8)[l]

10.7	Form of Third Amendment dated as of August 1, 2014, to the Bank of America Credit Agreement (4.6)[k]

10.8	Markel Corporation 2012 Equity Incentive Compensation Plan (Appendix A)[m]

10.9	Form of Amended and Restated Employment Agreement with Alan I. Kirshner (10.2)[n]

10.10	Amended and Restated Employment Agreement with Steven A. Markel (10.1)aa

10.11	Form of Amended and Restated Employment Agreement with Anthony F. Markel (10.4)[n]

10.12	Form of Executive Employment Agreement with F. Michael Crowley, Thomas S. Gayner, Richard R. Whitt, III, Gerard Albanese, Jr., Britton L. Glisson, Anne G. Waleski and Bradley J. Kiscaden (10.5)[n]

10.13	Markel Corporation Executive Bonus Plan (10.1)[o]

10.14	Markel Corporation Voluntary Deferred Compensation Plan**

10.15	Employee Stock Purchase and Bonus Plan (10.9)[n]

10.16	Markel Corporation Omnibus Incentive Plan (Appendix B)[p]

10.17	Form of Restricted Stock Award Agreement for Outside Directors (10.2)[q]

10.18	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Markel Corporation Omnibus Incentive Plan (10.1)[r]

10.19	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Markel Corporation 2012 Equity Incentive Compensation Plan (10.1)[s]

10.20	Form of 2009 Restricted Stock Unit Award Agreement for Executive Officers (10.2)[t]

10.21	Form of Restricted Stock Unit Award Agreement for Executive Officers (revised 2010) (10.2)[u]

10.22	Form of Amended and Restated May 2010 Restricted Stock Unit Award Agreement for Executive Officers (10.1)[v]

10.23	May 2010 Restricted Stock Units Deferral Election Form (10.2)[v]

10.24	Description of Permitted Acceleration of Vesting Date of Restricted Stock Units by Up to Thirty Days (10.2)[w]

10.25	Form of May 2011 Restricted Stock Unit Award Agreement for Anne Waleski (10.1)[b]

10.26	Aspen Holdings, Inc. Amended and Restated 2008 Stock Option Plan (99.1)[x]

10.27	Form of Time Based Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (10.22)[y]

10.28	Form of Performance Based Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (10.23)[y]

10.29	Restricted Stock Units Deferral Election Form for the 2012 Equity Incentive Compensation Plan (10.24)[y]

10.30	Alterra Capital Holdings Limited 2008 Stock Incentive Plan (99.1)[z]

10.31	Alterra Capital Holdings Limited 2006 Equity Incentive Plan (99.2)[z]

10.32	Alterra Capital Holdings Limited 2000 Stock Incentive Plan (99.3)[z]

21	Certain Subsidiaries of Markel Corporation**

23	Consent of KPMG LLP**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

**    Filed with this report

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on December 19, 2012.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 13, 2011.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on November 20, 2015.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 5, 2001.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on August 11, 2004.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on September 21, 2009.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 31, 2011.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2013.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2014.

l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2014.

m.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant's Proxy Statement and Definitive 14A filed March 16, 2012.

n.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-K for the year ended December 31, 2008.

o.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 14, 2015.

p.	Incorporated by reference from the Appendix shown in parentheses filed with the Commission in the Registrant's Proxy Statement and Definitive 14A filed April 2, 2003.

q.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2012.

r.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 3, 2008.

s.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 17, 2013.

t.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2009.

u.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2010.

v.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2010.

w.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2008.

x.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's Registration Statement on Form S-8 (Reg. No. 333-170047).

y.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-K for the year ended December 31, 2012.

z.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's Registration Statement on Form S-8 (Reg. No. 333-188294).

aa.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:	/s/ Steven A. Markel
Steven A. Markel
Vice Chairman
February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan I. Kirshner	Executive Chairman	February 26, 2016
Alan I. Kirshner	(Principal Executive Officer)

/s/ Anthony F. Markel	Director	February 26, 2016
Anthony F. Markel

/s/ Steven A. Markel	Director	February 26, 2016
Steven A. Markel

/s/ Anne G. Waleski	Executive Vice President and Chief Financial Officer	February 26, 2016
Anne G. Waleski	(Principal Financial Officer)

/s/ Nora N. Crouch	Chief Accounting Officer	February 26, 2016
Nora N. Crouch	(Principal Accounting Officer)

/s/ J. Alfred Broaddus, Jr.	Director	February 26, 2016
J. Alfred Broaddus, Jr.

/s/ K. Bruce Connell	Director	February 26, 2016
K. Bruce Connell

/s/ Douglas C. Eby	Director	February 26, 2016
Douglas C. Eby

/s/ Stewart M. Kasen	Director	February 26, 2016
Stewart M. Kasen

/s/ Lemuel E. Lewis	Director	February 26, 2016
Lemuel E. Lewis

/s/ Darrell D. Martin	Director	February 26, 2016
Darrell D. Martin

/s/ Michael O'Reilly	Director	February 26, 2016
Michael O'Reilly

/s/ Michael J. Schewel	Director	February 26, 2016
Michael J. Schewel

/s/ Jay M. Weinberg	Director	February 26, 2016
Jay M. Weinberg

/s/ Debora J. Wilson	Director	February 26, 2016
Debora J. Wilson