Form 10-Q
period 2016-03-31
MARKEL CORP
filed 2016-05-03
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 26, 2016: 13,968,710

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,556,139 in 2016 and $9,038,158 in 2015)	$10,152,405	$9,394,468
Equity securities (cost of $2,353,941 in 2016 and $2,208,834 in 2015)	4,316,540	4,074,475
Short-term investments (estimated fair value approximates cost)	1,324,393	1,642,261
Total Investments	15,793,338	15,111,204
Cash and cash equivalents	2,284,165	2,630,009
Restricted cash and cash equivalents	454,467	440,132
Receivables	1,405,210	1,113,703
Reinsurance recoverable on unpaid losses	2,046,301	2,016,665
Reinsurance recoverable on paid losses	78,667	50,123
Deferred policy acquisition costs	400,052	352,756
Prepaid reinsurance premiums	343,107	322,362
Goodwill	1,171,809	1,167,844
Intangible assets	775,254	792,372
Other assets	932,860	941,945
Total Assets	$25,685,230	$24,939,115
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,257,506	$10,251,953
Life and annuity benefits	1,149,932	1,123,275
Unearned premiums	2,417,925	2,166,105
Payables to insurance and reinsurance companies	298,261	224,921
Senior long-term debt and other debt (estimated fair value of $2,504,000 in 2016 and $2,403,000 in 2015)	2,299,756	2,239,271
Other liabilities	947,619	1,030,023
Total Liabilities	17,370,999	17,035,548
Redeemable noncontrolling interests	67,668	62,958
Commitments and contingencies
Shareholders' equity:
Common stock	3,354,617	3,342,357
Retained earnings	3,293,367	3,137,285
Accumulated other comprehensive income	1,591,132	1,354,508
Total Shareholders' Equity	8,239,116	7,834,150
Noncontrolling interests	7,447	6,459
Total Equity	8,246,563	7,840,609
Total Liabilities and Equity	$25,685,230	$24,939,115
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$957,686	$943,650
Net investment income	91,294	92,875
Net realized investment gains:
Other-than-temporary impairment losses	(8,405)	(5,092)
Net realized investment gains, excluding other-than-temporary impairment losses	29,584	10,663
Net realized investment gains	21,179	5,571
Other revenues	306,023	260,058
Total Operating Revenues	1,376,182	1,302,154
OPERATING EXPENSES
Losses and loss adjustment expenses	473,964	446,995
Underwriting, acquisition and insurance expenses	364,688	340,685
Amortization of intangible assets	17,260	14,640
Other expenses	275,093	231,001
Total Operating Expenses	1,131,005	1,033,321
Operating Income	245,177	268,833
Interest expense	30,841	29,312
Income Before Income Taxes	214,336	239,521
Income tax expense	50,690	45,515
Net Income	163,646	194,006
Net income attributable to noncontrolling interests	3,276	3,014
Net Income to Shareholders	$160,370	$190,992

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$238,890	$121,022
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(67)	167
Reclassification adjustments for net gains included in net income	(12,983)	(9,053)
Change in net unrealized gains on investments, net of taxes	225,840	112,136
Change in foreign currency translation adjustments, net of taxes	10,329	(21,814)
Change in net actuarial pension loss, net of taxes	463	463
Total Other Comprehensive Income	236,632	90,785
Comprehensive Income	400,278	284,791
Comprehensive income attributable to noncontrolling interests	3,284	2,984
Comprehensive Income to Shareholders	$396,994	$281,807

NET INCOME PER SHARE
Basic	$11.21	$13.57
Diluted	$11.15	$13.49

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2014	13,962	$3,308,395	$2,581,866	$1,704,557	$7,594,818	$7,184	$7,602,002	$61,048
Net income			190,992	—	190,992	511	191,503	2,503
Other comprehensive income (loss)			—	90,815	90,815	—	90,815	(30)
Comprehensive Income					281,807	511	282,318	2,473
Issuance of common stock	5	429	—	—	429	—	429	—
Repurchase of common stock	(21)	—	(17,548)	—	(17,548)	—	(17,548)	—
Restricted stock units expensed	—	10,632	—	—	10,632	—	10,632	—
Adjustment of redeemable noncontrolling interests	—	—	(1,347)	—	(1,347)	—	(1,347)	1,347
Purchase of noncontrolling interest	—	(903)	—	—	(903)	—	(903)	(8,609)
Other	—	1,770	—	—	1,770	45	1,815	(1,151)
March 31, 2015	13,946	$3,320,323	$2,753,963	$1,795,372	$7,869,658	$7,740	$7,877,398	$55,108

December 31, 2015	13,959	$3,342,357	$3,137,285	$1,354,508	$7,834,150	$6,459	$7,840,609	$62,958
Net income			160,370	—	160,370	1,033	161,403	2,243
Other comprehensive income			—	236,624	236,624	—	236,624	8
Comprehensive Income					396,994	1,033	398,027	2,251
Issuance of common stock	10	3,033	—	—	3,033	—	3,033	—
Repurchase of common stock	(1)	—	(720)	—	(720)	—	(720)	—
Restricted stock units expensed	—	7,956	—	—	7,956	—	7,956	—
Adjustment of redeemable noncontrolling interests	—	—	(3,452)	—	(3,452)	—	(3,452)	3,452
Other	—	1,271	(116)	—	1,155	(45)	1,110	(993)
March 31, 2016	13,968	$3,354,617	$3,293,367	$1,591,132	$8,239,116	$7,447	$8,246,563	$67,668

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$163,646	$194,006
Adjustments to reconcile net income to net cash provided (used) by operating activities	(268,215)	(171,174)
Net Cash Provided (Used) By Operating Activities	(104,569)	22,832
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	100,668	71,721
Proceeds from maturities, calls and prepayments of fixed maturities	216,455	388,522
Cost of fixed maturities and equity securities purchased	(862,646)	(232,551)
Net change in short-term investments	322,887	(146,545)
Proceeds from sales of equity method investments	5,480	15,003
Cost of equity method investments	—	(600)
Change in restricted cash and cash equivalents	(7,058)	(40,841)
Additions to property and equipment	(14,900)	(23,606)
Acquisitions, net of cash acquired	(4,600)	—
Other	(193)	(441)
Net Cash Provided (Used) By Investing Activities	(243,907)	30,662
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	16,323	27,711
Repayment of senior long-term debt and other debt	(16,305)	(29,160)
Repurchases of common stock	(720)	(17,548)
Issuance of common stock	3,033	429
Purchase of noncontrolling interests	—	(10,314)
Distributions to noncontrolling interests	(1,038)	(1,159)
Other	(10,095)	(3,407)
Net Cash Used By Financing Activities	(8,802)	(33,448)
Effect of foreign currency rate changes on cash and cash equivalents	11,434	(22,128)
Decrease in cash and cash equivalents	(345,844)	(2,082)
Cash and cash equivalents at beginning of period	2,630,009	1,960,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,284,165	$1,958,087

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

a) Basis of Presentation. Markel Corporation is a diverse financial holding company serving a variety of niche markets. Markel Corporation's principal business markets and underwrites specialty insurance products and programs. Through its wholly-owned subsidiary, Markel Ventures, Inc. (Markel Ventures), Markel Corporation also owns interests in various industrial and service businesses that operate outside of the specialty insurance marketplace.

The consolidated balance sheet as of March 31, 2016 and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2015 was derived from Markel Corporation's audited annual consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries, as well as any variable interest entities (VIEs) that meet the requirements for consolidation (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the results of its Markel Ventures subsidiaries on a one-month lag. Certain prior year amounts have been reclassified to conform to the current presentation.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. In addition to the policies set forth below, readers are urged to review the Company's 2015 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies.

b) Variable Interest Entities. The Company determines whether it has relationships with entities defined as VIEs in accordance with Accounting Standards Codification (ASC) Topic 810, Consolidation. Under this guidance, a VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.

An entity in which the Company holds a variable interest is a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of equity investment at risk lack either the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that most significantly impact the entity’s economic performance or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

The primary beneficiary is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (a) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company determines whether an entity is a VIE at the inception of our variable interest in the entity and upon the occurrence of certain reconsideration events. The Company continually reassesses whether it is the primary beneficiary of VIEs in which it holds a variable interest.

c) Revenue Recognition.

Investment Management and Performance Fees

Investment management fee income is recognized over the period in which investment management services are provided and is calculated and billed monthly based on the net asset value of the accounts managed. Performance fee arrangements entitle the Company to participate, on a fixed-percentage basis, in any net income generated in excess of an agreed-upon threshold as established by the underlying investment management agreements. In general, net income is calculated at the end of each calendar year and performance fees are payable annually. Following the preferred method identified in the ASC Topic 605, Revenue Recognition, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

2. Recent Accounting Pronouncements

Effective January 1, 2016, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The adoption of this guidance did not result in any changes to our previous consolidation conclusions.

Effective January 1, 2016, the Company adopted FASB ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt is no longer recorded as a separate asset on the balance sheet. The amortization of debt issuance costs continues to be included in interest expense. ASU No. 2015-03 was applied retrospectively to all periods presented. As a result, debt issuance costs totaling $2.2 million were reclassified from other assets to senior long-term debt and other debt as of December 31, 2015. The adoption of this ASU did not have an impact on the Company's results of operations or cash flows.
Effective January 1, 2016, the Company adopted FASB ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies that software licenses contained in a cloud computing arrangement should be capitalized if the customer has the right to take possession of the software and the ability to run the software outside of the cloud computing arrangement. The adoption of this ASU did not have an impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2016, the Company adopted FASB ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU No. 2015-16 eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of this ASU did not have an impact on the Company's financial position, results of operations or cash flows and will be applied on a prospective basis, as applicable.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which deferred the original effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and may be applied retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Early application is permitted, but not before the first quarter of 2017. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing were issued in March and April 2016, respectively, as amendments to ASU No. 2014-09. These amendments will be evaluated and adopted in conjunction with ASU No. 2014-09. The Company is currently evaluating ASU No. 2014-09, and the related amendments, to determine the potential impact that adopting this standard will have on its consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company's insurance operations, but may have a material impact on the Company's non-insurance operations.

In May 2015, the FASB issued ASU No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The ASU requires significant new disclosures for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The guidance requires annual tabular disclosure, on a disaggregated basis, of undiscounted incurred and paid claim and allocated claim adjustment expense development by accident year, on a net basis after reinsurance, for up to 10 years. Tables must also include the total incurred but not reported claims liabilities, plus expected development on reported claims, and claims frequency for each accident year. A description of estimation methodologies and any significant changes in methodologies and assumptions used to calculate the liability and frequency is also required. Based on the disaggregated claims information in the tables, disclosure of historical average annual percentage payout of incurred claims is also required. Interim period disclosures must include a tabular rollforward and related qualitative information for the liability for unpaid losses and loss adjustment expenses. Annual disclosures required by ASU No. 2015-09 become effective for the Company during 2016, with interim disclosures required beginning in the first quarter of 2017. The ASU must be applied retrospectively by providing comparative disclosures for each period presented. Early application is permitted. The adoption of this ASU will not have an impact on the Company's financial position, results of operations or cash flows, but will expand the nature and extent of its insurance contract disclosures, as described above.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value and eliminates the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. ASU No. 2015-11 becomes effective for the Company during the first quarter of 2017 and will be applied prospectively. Adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income. ASU No. 2016-01 becomes effective for the Company during the first quarter of 2018 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. Early adoption is permitted for certain provisions of the ASU. The Company is currently evaluating ASU No. 2016-01 to determine the potential impact that adopting this standard will have on the consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but will have a significant impact on the Company's results of operations as changes in fair value will be presented in net income rather than other comprehensive income.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to put most leases on their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related leasing expense within net income. The guidance also eliminates the real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU No. 2016-02 becomes effective for the Company during the first quarter of 2019 and will be applied under a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted. The Company is currently evaluating ASU No. 2016-02 to determine the potential impact that adopting this standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest or degree of influence in an investee triggers equity method accounting. ASU No. 2016-07 becomes effective for the Company during the first quarter of 2017 and will be applied prospectively. Early adoption is permitted. Adoption of this ASU is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU changes several aspects of the accounting for share-based payment award transactions including accounting and cash flow classification for excess tax benefits and deficiencies, forfeitures and tax withholding requirements and cash flow classification. ASU No. 2016-09 becomes effective for the Company during the first quarter of 2017 and the transition requirements vary for each amendment in the ASU. Early adoption is permitted. The Company is currently evaluating ASU No. 2016-09 to determine the potential impact that adopting this standard will have on the consolidated financial statements.

3. Acquisitions

In December 2015, the Company acquired 80% of the outstanding shares of CapTech Ventures, Inc. (CapTech), a privately held company headquartered in Richmond, Virginia. CapTech is a management and IT consulting firm, providing services and solutions to a wide array of customers. Total consideration for the CapTech acquisition was $60.6 million. As of December 31, 2015, the purchase price was preliminarily allocated to the acquired assets and liabilities based on the estimated fair values at the acquisition date. During the first quarter of 2016, the Company completed the process of determining the fair value of the assets and liabilities acquired with CapTech. There were no material adjustments to the provisional estimates recorded as of December 31, 2015. Results attributable to this acquisition are included with the Company's non-insurance operations, which are not included in a reportable segment.

4. Investments

a)The following tables summarize the Company's available-for-sale investments.

	March 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$691,690	$17,663	$(168)	$—	$709,185
Obligations of states, municipalities and political subdivisions	4,111,866	267,103	(4,510)	—	4,374,459
Foreign governments	1,306,545	188,608	(36)	—	1,495,117
Commercial mortgage-backed securities	925,439	29,342	(1,093)	—	953,688
Residential mortgage-backed securities	823,483	47,411	(1,383)	(2,258)	867,253
Asset-backed securities	29,555	55	(104)	—	29,506
Corporate bonds	1,667,561	62,819	(5,477)	(1,706)	1,723,197
Total fixed maturities	9,556,139	613,001	(12,771)	(3,964)	10,152,405
Equity securities:
Insurance, banks and other financial institutions	828,453	771,280	(7,058)	—	1,592,675
Industrial, consumer and all other	1,525,488	1,229,365	(30,988)	—	2,723,865
Total equity securities	2,353,941	2,000,645	(38,046)	—	4,316,540
Short-term investments	1,324,302	91	—	—	1,324,393
Investments, available-for-sale	$13,234,382	$2,613,737	$(50,817)	$(3,964)	$15,793,338

	December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$695,652	$9,836	$(4,781)	$—	$700,707
Obligations of states, municipalities and political subdivisions	3,817,136	204,302	(8,225)	—	4,013,213
Foreign governments	1,302,329	115,809	(1,681)	—	1,416,457
Commercial mortgage-backed securities	657,670	6,867	(4,999)	—	659,538
Residential mortgage-backed securities	837,964	22,563	(4,022)	(2,258)	854,247
Asset-backed securities	36,462	15	(406)	—	36,071
Corporate bonds	1,690,945	41,123	(16,209)	(1,624)	1,714,235
Total fixed maturities	9,038,158	400,515	(40,323)	(3,882)	9,394,468
Equity securities:
Insurance, banks and other financial institutions	651,002	690,271	(6,551)	—	1,334,722
Industrial, consumer and all other	1,557,832	1,227,052	(45,131)	—	2,739,753
Total equity securities	2,208,834	1,917,323	(51,682)	—	4,074,475
Short-term investments	1,642,103	167	(9)	—	1,642,261
Investments, available-for-sale	$12,889,095	$2,318,005	$(92,014)	$(3,882)	$15,111,204

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2016
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$148,113	$(135)	$37,366	$(33)	$185,479	$(168)
Obligations of states, municipalities and political subdivisions	95,439	(1,497)	51,482	(3,013)	146,921	(4,510)
Foreign governments	5,011	(3)	14,774	(33)	19,785	(36)
Commercial mortgage-backed securities	88,908	(476)	83,962	(617)	172,870	(1,093)
Residential mortgage-backed securities	8,645	(2,315)	126,558	(1,326)	135,203	(3,641)
Asset-backed securities	—	—	21,218	(104)	21,218	(104)
Corporate bonds	153,024	(4,078)	212,586	(3,105)	365,610	(7,183)
Total fixed maturities	499,140	(8,504)	547,946	(8,231)	1,047,086	(16,735)
Equity securities:
Insurance, banks and other financial institutions	60,530	(7,056)	20	(2)	60,550	(7,058)
Industrial, consumer and all other	272,644	(25,828)	19,985	(5,160)	292,629	(30,988)
Total equity securities	333,174	(32,884)	20,005	(5,162)	353,179	(38,046)
Short-term investments	—	—	—	—	—	—
Total	$832,314	$(41,388)	$567,951	$(13,393)	$1,400,265	$(54,781)

At March 31, 2016, the Company held 352 securities with a total estimated fair value of $1.4 billion and gross unrealized losses of $54.8 million. Of these 352 securities, 201 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $568.0 million and gross unrealized losses of $13.4 million. Of these securities, 194 securities were fixed maturities and seven were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

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

c)The amortized cost and estimated fair value of fixed maturities at March 31, 2016 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$666,251	$673,208
Due after one year through five years	1,550,955	1,597,925
Due after five years through ten years	1,639,536	1,767,504
Due after ten years	3,920,920	4,263,321
	7,777,662	8,301,958
Commercial mortgage-backed securities	925,439	953,688
Residential mortgage-backed securities	823,483	867,253
Asset-backed securities	29,555	29,506
Total fixed maturities	$9,556,139	$10,152,405

d)The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Interest:
Municipal bonds (tax-exempt)	$21,922	$25,852
Municipal bonds (taxable)	15,888	14,100
Other taxable bonds	35,319	35,138
Short-term investments, including overnight deposits	2,291	1,251
Dividends on equity securities	17,652	19,024
Income (loss) from equity method investments	(253)	1,344
Other	2,484	61
	95,303	96,770
Investment expenses	(4,009)	(3,895)
Net investment income	$91,294	$92,875

e)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Realized gains:
Sales of fixed maturities	$268	$1,586
Sales of equity securities	27,728	15,957
Other	438	1,307
Total realized gains	28,434	18,850
Realized losses:
Sales of fixed maturities	(413)	(142)
Sales of equity securities	(718)	(160)
Other-than-temporary impairments	(8,405)	(5,092)
Other	(2,296)	(844)
Total realized losses	(11,832)	(6,238)
Gains (losses) on securities measured at fair value through net income	4,577	$(7,041)
Net realized investment gains	$21,179	$5,571
Change in net unrealized gains on investments included in other comprehensive income:
Fixed maturities	$239,956	$106,338
Equity securities	96,958	58,345
Short-term investments	(67)	(20)
Net increase	$336,847	$164,663

For the three months ended March 31, 2016, other-than-temporary impairment losses recognized in net income and included in net realized investment gains totaled $8.4 million and were attributable to 14 equity securities. The write downs for the three-month period included $7.7 million related to equities in industrial, consumer, or other types of businesses. For the three months ended March 31, 2015, other-than-temporary impairment losses recognized in net income and included in net realized investment gains totaled $5.1 million and were attributable to 10 equity securities. The write downs for the three-month period included $4.5 million related to equities in industrial, consumer, or other types of businesses.

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities and obligations of U.S. government agencies, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investment in an insurance-linked securities fund (the ILS Fund) held through the Markel Diversified Fund, as further described in note 10, which is not traded on an active exchange and is valued using unobservable inputs.

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

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investment in the ILS Fund, this investment is classified as Level 3 within the fair value hierarchy. The fair value of the security is derived based on its reported net asset value (NAV), which is calculated using both observable and unobservable inputs, as well as other adjustments as deemed necessary by management. Unobservable inputs to the NAV calculation include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts in which the ILS Fund invests. Other significant unobservable inputs used in the valuation of this investment include an adjustment to include the fair value of the equity that was issued by the ILS Fund in exchange for a note receivable, rather than cash, which is excluded from NAV. The Company's investment in the ILS Fund is redeemable annually as of January 1st of each calendar year.

The Company's valuation policies and procedures for Level 3 investments are determined by management. Fair value measurements are analyzed quarterly to ensure the change in fair value from prior periods is reasonable relative to recent market trends and management's understanding of the underlying investments.

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

	March 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$709,185	$—	$709,185
Obligations of states, municipalities and political subdivisions	—	4,374,459	—	4,374,459
Foreign governments	—	1,495,117	—	1,495,117
Commercial mortgage-backed securities	—	953,688	—	953,688
Residential mortgage-backed securities	—	867,253	—	867,253
Asset-backed securities	—	29,506	—	29,506
Corporate bonds	—	1,723,197	—	1,723,197
Total fixed maturities	—	10,152,405	—	10,152,405
Equity securities:
Insurance, banks and other financial institutions	1,415,733	—	176,942	1,592,675
Industrial, consumer and all other	2,723,865	—	—	2,723,865
Total equity securities	4,139,598	—	176,942	4,316,540
Short-term investments	1,215,273	109,120	—	1,324,393
Total investments available-for-sale	$5,354,871	$10,261,525	$176,942	$15,793,338

	December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$700,707	$—	$700,707
Obligations of states, municipalities and political subdivisions	—	4,013,213	—	4,013,213
Foreign governments	—	1,416,457	—	1,416,457
Commercial mortgage-backed securities	—	659,538	—	659,538
Residential mortgage-backed securities	—	854,247	—	854,247
Asset-backed securities	—	36,071	—	36,071
Corporate bonds	—	1,714,235	—	1,714,235
Total fixed maturities	—	9,394,468	—	9,394,468
Equity securities:
Insurance, banks and other financial institutions	1,334,722	—	—	1,334,722
Industrial, consumer and all other	2,739,753	—	—	2,739,753
Total equity securities	4,074,475	—	—	4,074,475
Short-term investments	1,529,924	112,337	—	1,642,261
Total investments available-for-sale	$5,604,399	$9,506,805	$—	$15,111,204

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended March 31,
(dollars in thousands)	2016	2015
Equity securities, beginning of period	—	—
Purchases	170,250	—
Total gains included in:
Net income	6,692	—
Other comprehensive income	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Equity securities, end of period	176,942	—
Net unrealized gains included in net income relating to assets held at March 31, 2016 and 2015 (1)	6,692	—
(1) Included in net realized investment gains in the consolidated statements of income and comprehensive income

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2016 and 2015.

6. Segment Reporting Disclosures

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

The Company's non-insurance operations include the Company's Markel Ventures operations, which primarily consist of controlling interests in various industrial and service businesses. The Company's non-insurance operations also include the results of the Company's legal and professional consulting services, and, effective December 8, 2015, the results of the Company's investment management services attributable to Markel CATCo Investment Management Ltd. For purposes of segment reporting, the Company's non-insurance operations are not considered to be a reportable segment.

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

	Three Months Ended March 31, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$647,790	$291,404	$453,486	$(17)		$—	$1,392,663
Net written premiums	552,745	226,399	402,726	90		—	1,181,960

Earned premiums	532,468	215,345	209,619	254		—	957,686
Losses and loss adjustment expenses:
Current accident year	(316,333)	(145,476)	(130,476)	—		—	(592,285)
Prior accident years	38,654	29,652	36,361	13,654		—	118,321
Underwriting, acquisition and insurance expenses	(197,463)	(88,606)	(78,505)	(114)		—	(364,688)
Underwriting profit	57,326	10,915	36,999	13,794		—	119,034
Net investment income	—	—	—	—		91,294	91,294
Net realized investment gains	—	—	—	—		21,179	21,179
Other revenues (insurance)	1,419	4,121	—	495		—	6,035
Other expenses (insurance)	(724)	(1,554)	—	(8,001)		—	(10,279)
Segment profit	$58,021	$13,482	$36,999	$6,288		$112,473	$227,263
Other revenues (non-insurance)							299,988
Other expenses (non-insurance)							(264,814)
Amortization of intangible assets							(17,260)
Interest expense							(30,841)
Income before income taxes							$214,336
U.S. GAAP combined ratio (1)	89%	95%	82%	NM	(2)		88%

	Three Months Ended March 31, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$585,365	$289,227	$377,837	$44		$—	$1,252,473
Net written premiums	496,169	222,708	316,212	341		—	1,035,430

Earned premiums	514,554	205,961	222,754	381		—	943,650
Losses and loss adjustment expenses:
Current accident year	(316,757)	(148,844)	(148,740)	—		—	(614,341)
Prior accident years	67,581	76,650	26,387	(3,272)		—	167,346
Underwriting, acquisition and insurance expenses	(185,260)	(78,794)	(76,553)	(78)		—	(340,685)
Underwriting profit (loss)	80,118	54,973	23,848	(2,969)		—	155,970
Net investment income	—	—	—	—		92,875	92,875
Net realized investment gains	—	—	—	—		5,571	5,571
Other revenues (insurance)	1,402	5,387	423	(23)		—	7,189
Other expenses (insurance)	(905)	(1,404)	—	(7,349)		—	(9,658)
Segment profit (loss)	$80,615	$58,956	$24,271	$(10,341)		$98,446	$251,947
Other revenues (non-insurance)							252,869
Other expenses (non-insurance)							(221,343)
Amortization of intangible assets							(14,640)
Interest expense							(29,312)
Income before income taxes							$239,521
U.S. GAAP combined ratio (1)	84%	73%	89%	NM	(2)		83%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2016	December 31, 2015
Segment assets:
Investing	$18,413,556	$18,056,947
Underwriting	5,787,127	5,385,126
Total segment assets	24,200,683	23,442,073
Non-insurance operations	1,484,547	1,497,042
Total assets	$25,685,230	$24,939,115

7. Other Revenues and Other Expenses

The following table summarizes the components of other revenues and other expenses.

	Three Months Ended March 31,
	2016		2015
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$5,540	$2,278	$5,870	$2,309
Life and annuity	495	8,001	(23)	7,349
Other	—	—	1,342	—
	6,035	10,279	7,189	9,658
Non-Insurance:
Markel Ventures: Manufacturing	192,691	160,366	177,762	151,800
Markel Ventures: Non-Manufacturing	93,828	88,433	67,681	63,830
Investment management	7,173	9,930	—	—
Other	6,296	6,085	7,426	5,713
	299,988	264,814	252,869	221,343
Total	$306,023	$275,093	$260,058	$231,001

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

8. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2016		2015
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$879,088	$867,444	$801,580	$844,570
Assumed	513,575	290,063	450,893	312,835
Ceded	(210,703)	(199,821)	(217,043)	(213,755)
Net premiums	$1,181,960	$957,686	$1,035,430	$943,650

The percentage of ceded earned premiums to gross earned premiums was 17% and 18%, respectively, for the three months ended March 31, 2016 and 2015. The percentage of assumed earned premiums to net earned premiums was 30% and 33%, respectively, for the three months ended March 31, 2016 and 2015.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $130.6 million and $88.8 million, respectively, for the three months ended March 31, 2016 and 2015.

9. Income Taxes

The effective tax rate was 24% and 19% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. For the three months ended March 31, 2015, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax exempt investment income and foreign tax credits for foreign taxes paid. Our anticipated recognition of foreign tax credits in 2015 had a favorable impact on our 2015 effective tax rate of approximately 8%. The increase in the effective tax rate in 2016 compared to 2015 was primarily due to the 2015 impact of foreign tax credits described above, partially offset by a decrease in the estimated earnings taxed at a 35% tax rate in 2016 compared to 2015.

During the first quarter of 2016, the Internal Revenue Service completed its examination of the Company’s 2012 federal income tax return. There were no adjustments to our income tax liabilities as a result of this examination.

10. Variable Interest Entities

In December 2015, the Company formed Markel CATCo Investment Management Ltd. (MCIM), a wholly-owned consolidated subsidiary. MCIM is an insurance-linked securities investment fund manager and insurance manager headquartered in Bermuda. Results attributable to MCIM are included with the Company's non-insurance operations, which are not included in a reportable segment.

In December 2015, the Company also formed a mutual fund company and reinsurance company, both of which were organized under Bermuda law and are managed by MCIM. The mutual fund company issues multiple classes of nonvoting, redeemable preference shares to investors through its funds (the Funds) and the Funds are primarily invested in nonvoting shares of the reinsurance company. The underwriting results of the reinsurance company are attributed to the Funds through the issuance of nonvoting preference shares.

The Funds and the reinsurance company are considered variable interest entities (VIEs), as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Funds or the reinsurance company, as the Company’s involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. The Company is the sole investor in one of the Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary.

As of March 31, 2016, total assets of the Markel Diversified Fund were $189.0 million and total liabilities were $71.3 million. The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Total assets of the Markel Diversified Fund include an investment in one of the unconsolidated Funds totaling $176.9 million, which represents approximately 8% of the outstanding preference shares of that fund. This investment is included in equity securities (available-for-sale) on the Company’s consolidated balance sheet. Total liabilities of the Markel Diversified Fund include a $62.5 million note payable delivered as part of the consideration provided for its investment. This note payable is included in senior long-term debt and other debt on the Company’s consolidated balance sheet. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company’s general credit.

The Company’s exposure to risk from the unconsolidated Funds and reinsurance company is generally limited to any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of March 31, 2016, total investment and insurance assets under management of MCIM for unconsolidated VIEs were $3.0 billion.

11. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Net income to shareholders	$160,370	$190,992
Adjustment of redeemable noncontrolling interests	(3,452)	(1,347)
Adjusted net income to shareholders	$156,918	$189,645

Basic common shares outstanding	13,994	13,972
Dilutive potential common shares from conversion of options	5	10
Dilutive potential common shares from conversion of restricted stock	75	81
Diluted shares outstanding	14,074	14,063
Basic net income per share	$11.21	$13.57
Diluted net income per share	$11.15	$13.49

12. Other Comprehensive Income

Other comprehensive income includes net holding gains arising during the period, changes in unrealized other-than-temporary impairment losses on fixed maturities arising during the period and reclassification adjustments for net gains included in net income. Other comprehensive income also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss.

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the three months ended March 31, 2016 and 2015.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2014	$1,793,254	$(43,491)	$(45,206)	$1,704,557
Other comprehensive income (loss) before reclassifications	121,189	(21,784)	—	99,405
Amounts reclassified from accumulated other comprehensive income	(9,053)	—	463	(8,590)
Total other comprehensive income (loss)	112,136	(21,784)	463	90,815
March 31, 2015	$1,905,390	$(65,275)	$(44,743)	$1,795,372

December 31, 2015	$1,472,762	$(72,696)	$(45,558)	$1,354,508
Other comprehensive income before reclassifications	238,823	10,321	—	249,144
Amounts reclassified from accumulated other comprehensive income	(12,983)	—	463	(12,520)
Total other comprehensive income	225,840	10,321	463	236,624
March 31, 2016	$1,698,602	$(62,375)	$(45,095)	$1,591,132

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Change in net unrealized gains on investments:
Net holding gains arising during the period	$116,499	$55,582
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(15)	41
Reclassification adjustments for net gains included in net income	(5,477)	(3,096)
Change in net unrealized gains on investments	111,007	52,527
Change in foreign currency translation adjustments	(77)	(1,039)
Change in net actuarial pension loss	102	116
Total	$111,032	$51,604

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(8,405)	$(5,092)
Net realized investment gains, excluding other-than-temporary impairment losses	26,865	17,241
Total before taxes	18,460	12,149
Income taxes	(5,477)	(3,096)
Reclassification of unrealized holding gains, net of taxes	$12,983	$9,053

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(565)	$(579)
Income taxes	102	116
Reclassification of net actuarial pension loss, net of taxes	$(463)	$(463)

13. Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

14. Subsequent Events

On April 5, 2016, the Company issued $400.0 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds to the Company were $392.3 million. In April 2016, the Company used a portion of these proceeds to purchase $70.2 million of principal on its 7.35% Senior Notes due 2034 and $108.8 million of principal on its 7.125% Senior Notes due 2019 through a tender offer at a total purchase price of $95.0 million and $126.4 million, respectively. The Company also expects to use the proceeds from the April 2016 issuance to retire its 7.20% unsecured senior notes, when they come due April 14, 2017 ($90.6 million aggregate principal amount of those notes was outstanding at March 31, 2016), and any remainder of the net proceeds will be used for general corporate purposes.
In connection with the tender offer and purchase, in the second quarter of 2016 we expect to recognize a loss on early extinguishment of debt of approximately $44 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries, as well as any variable interest entities (VIEs) that meet the requirements for consolidation (the Company).

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

Readers are urged to review our 2015 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

Effective January 1, 2016, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The adoption of this guidance did not result in any changes to our previous consolidation conclusions.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which deferred the original effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 becomes effective for us during the first quarter of 2018 and may be applied retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Early application is permitted, but not before the first quarter of 2017. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing were issued in March and April 2016, respectively, as amendments to ASU No. 2014-09. These amendments will be evaluated and adopted in conjunction with ASU No. 2014-09. We are currently evaluating ASU No. 2014-09, and related amendments, to determine the potential impact that adopting this standard will have on our consolidated financial statements. Adoption of this ASU is not expected to have a material impact on our insurance operations, but may have a material impact on our non-insurance operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income. ASU No. 2016-01 becomes effective for us during the first quarter of 2018 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. Early adoption is permitted for certain provisions of the ASU. We are currently evaluating ASU No. 2016-01 to determine the potential impact that adopting this standard will have on our consolidated financial statements. Adoption of this ASU is not expected to have a material impact on our financial position, cash flows, or total comprehensive income, but will have a significant impact on our results of operations as changes in fair value will be presented in net income rather than other comprehensive income.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to put most leases on their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related leasing expense within net income. The guidance also eliminates the real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU No. 2016-02 becomes effective for us during the first quarter of 2019 and will be applied under a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted. We are currently evaluating ASU No. 2016-02 to determine the potential impact that adopting this standard will have on our consolidated financial statements.

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

In December 2015, we completed the acquisition of substantially all of the assets of CATCo Investment Management Ltd. (CATCo IM) and CATCo-Re Ltd. CATCo IM was an insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. Following the acquisition, we are operating this business through Markel CATCo Investment Management Ltd. (MCIM). MCIM receives management fees for its investment management and insurance management services, as well as performance fees based on the annual performance of the investment funds that it manages. Results attributable to MCIM are included with our non-insurance operations, which are not included in a reportable segment.

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

In December 2015, we acquired 80% of the outstanding shares of CapTech Ventures, Inc. (CapTech), a privately held company headquartered in Richmond, Virginia. CapTech is a management and IT consulting firm, providing services and solutions to a wide array of customers. Results attributable to CapTech are included with our non-insurance operations, which are not included in a reportable segment. Due to the one month lag in consolidating the results of our Markel Ventures operations, the financial results for CapTech are included in our consolidated statements of income and comprehensive income beginning in January 2016.

Key Performance Indicators

We measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results. We measure underwriting results by our underwriting profit or loss and combined ratio. We measure operating results, which primarily consist of our Markel Ventures operations, by earnings before interest, income taxes, depreciation and amortization (EBITDA), which is a non-GAAP financial measure, in conjunction with U.S. GAAP measures, including revenues and net income. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. We measure investing results by our taxable equivalent total investment return. Our quarterly performance measures are discussed below in greater detail under "Results of Operations."

Results of Operations

The following table presents the components of net income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Underwriting profit	$119,034	$155,970
Net investment income	91,294	92,875
Net realized investment gains	21,179	5,571
Other revenues	306,023	260,058
Amortization of intangible assets	(17,260)	(14,640)
Other expenses	(275,093)	(231,001)
Interest expense	(30,841)	(29,312)
Income tax expense	(50,690)	(45,515)
Net income attributable to noncontrolling interests	(3,276)	(3,014)
Net income to shareholders	$160,370	$190,992

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

Consolidated
The following table presents selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2016		2015
Gross premium volume	$1,392,663		$1,252,473
Net written premiums	1,181,960		1,035,430
Net retention	85%		83%
Earned premiums	957,686		943,650
Losses and loss adjustment expenses	473,964		446,995
Underwriting, acquisition and insurance expenses	364,688		340,685
Underwriting profit	119,034		155,970

U.S. GAAP Combined Ratios (1)
U.S. Insurance	89%		84%
International Insurance	95%		73%
Reinsurance	82%		89%
Other Insurance (Discontinued Lines)	NM	(2)	NM	(2)
Markel Corporation (Consolidated)	88%		83%

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

Our combined ratio was 88% for the quarter ended March 31, 2016 compared to 83% for the same period of 2015. For the quarter ended March 31, 2016, the increase in the consolidated combined ratio was driven by less favorable development on prior years' loss reserves in 2016 compared to 2015. Redundancies on prior years' loss reserves in 2015 included $36.0 million, or four points on the consolidated combined ratio, attributable to a decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses, as a result of ceding a significant portion of our A&E exposures to a third party. As a result of this decrease in estimated volatility, our level of confidence in our net reserves for unpaid losses and loss adjustment expenses increased. Therefore, management reduced prior years' loss reserves in order to maintain a consolidated confidence level in a range consistent with our historic levels. This reduction in prior years' loss reserves during 2015 occurred in our U.S. Insurance and International Insurance segments.

The 2016 consolidated combined ratio also included a higher expense ratio and a lower current accident year loss ratio compared to 2015. The increase in the expense ratio was primarily due to higher profit sharing expense in 2016 compared to 2015 and higher commissions in our International Insurance and Reinsurance segments in 2016 compared to 2015. The decrease in the current accident year loss ratio for the quarter ended March 31, 2016 is primarily due to lower attritional losses across all of our segments. The decrease in the current accident year loss ratio is also due to lower loss ratios across many of our product lines.  Following the completion of two retroactive reinsurance transactions in 2015, we have less variability in our consolidated loss reserves.  Additionally, management continues to gain confidence in the actuarial projections on product lines previously written by Alterra Capital Holdings Limited, which we acquired in 2013.  As a result, management’s best estimate of the ultimate loss ratios on various product lines across all three of our ongoing underwriting segments has decreased compared to the same period of 2015. We continue to maintain a consolidated confidence level in a range consistent with our historic levels.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 89% for the quarter ended March 31, 2016 compared to 84% for the same period of 2015. For the quarter ended March 31, 2016, the increase in the combined ratio was driven by less favorable development of prior accident years' loss reserves, partially offset by a lower current accident year loss ratio.

•
The decrease in the current accident year loss ratio for the quarter ended March 31, 2016 was primarily due to lower attritional losses compared to 2015, primarily on our general liability product lines, and a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The U.S. Insurance segment's combined ratio for the quarter ended March 31, 2016 included $38.7 million of favorable development on prior years' loss reserves compared to $67.6 million for the same period in 2015. Redundancies on prior years' loss reserves in 2015 included $19.0 million, or four points on the segment combined ratio, attributable to the decrease in the volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, as previously discussed. The favorable development on prior years' loss reserves in 2016 was most significant on our general liability product lines across several accident years. Favorable development on prior years' loss reserves in 2016 was partially offset by adverse development on our medical malpractice and specified medical product lines, primarily on the 2010 through 2015 accident years, driven by an increase in the proportion of business written on classes with higher claim frequencies relative to other classes of business within these product lines over the last several years. In response, we have increased our required rates for business written in the affected classes. This adverse development in 2016 was partially offset by more favorable development on our general liability product lines in 2016 compared to 2015. During the first quarter of 2015, favorable development on prior years' loss reserves was most significant on our general liability, professional liability and workers compensation product lines.

International Insurance Segment

The combined ratio for the International Insurance segment was 95% for the quarter ended March 31, 2016 compared to 73% for the same period of 2015. For the quarter ended March 31, 2016, the increase in the combined ratio was driven by less favorable development on prior years' loss reserves compared to the same period of 2015. The combined ratio for the first quarter of 2016 also included a higher expense ratio, which was more than offset by a decrease in the current accident year loss ratio.

•
The decrease in the current accident year loss ratio was driven by lower attritional loss ratios on our property product lines in 2016 compared to 2015 and a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The International Insurance segment's combined ratio for the quarter ended March 31, 2016 included $29.7 million of favorable development on prior years' loss reserves compared to $76.7 million in 2015. The decrease in loss reserve redundancies on prior years' loss reserves in 2016 compared to 2015 was driven by less favorable development on our marine and energy product lines in 2016 and adverse development on our general liability product lines in 2016 compared to favorable development in 2015. Additionally, redundancies on prior years' loss reserves in 2015 included $17.0 million, or eight points on the segment combined ratio, attributable to the decrease in the volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, as previously discussed. For the quarter ended March 31, 2016, the favorable development on prior years' loss reserves was most significant on our professional liability and marine and energy product lines, across several accident years. For the quarter ended March 31, 2015, favorable development on prior years' loss reserves was most significant on our marine and energy and general liability product lines.

•
The increase in the expense ratio was primarily due to higher commissions as a result of higher earned premiums on our marine and energy and professional liability product lines in 2016 compared to 2015, which carry higher commission rates than other products in the International Insurance segment.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 82% for the quarter ended March 31, 2016 compared to 89% for the same period of 2015. For the quarter ended March 31, 2016 the decrease in the combined ratio was driven by a lower current accident year loss ratio and more favorable development on prior years' loss reserves, partially offset by a higher expense ratio compared to the same period of 2015.

•
The decrease in the current accident year loss ratio was due in part to a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed, and a favorable impact from changes in mix of business. Earned premiums on our auto reinsurance business, which carries a higher loss ratio than the rest of the segment, were lower in 2016 compared to 2015. Our property business, which generally carries a lower loss ratio than the rest of the segment, comprised a larger portion of the segment in 2016 compared to 2015.

•
The Reinsurance segment's combined ratio for the quarter ended March 31, 2016 included $36.4 million of favorable development on prior years' loss reserves compared to $26.4 million in 2015. The favorable development on prior years' loss reserves in 2016 was most significant on our property product lines, primarily on the 2013 to 2015 accident years, and on our marine and energy and professional liability product lines across various accident years. The favorable development on prior years' loss reserves in 2015 was primarily on our property lines on the 2013 and 2014 accident years.

•
The increase in the expense ratio is primarily due to higher profit sharing expense in 2016 compared to 2015 and higher commissions as a result of higher earned premiums on certain of our property lines in 2016 compared to 2015, which carry higher commission rates than other products in the Reinsurance segment, and lower earned premiums on our auto business in 2016 compared to 2015, which carries lower commission rates than other products in the Reinsurance segment.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $13.8 million for the quarter ended March 31, 2016 compared to an underwriting loss of $3.0 million for the same period of 2015. The underwriting profit in 2016 was driven by favorable development related to a commutation that was triggered during the first quarter.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
U.S. Insurance	$647,790	$585,365
International Insurance	291,404	289,227
Reinsurance	453,486	377,837
Other Insurance (Discontinued Lines)	(17)	44
Total	$1,392,663	$1,252,473

Gross premium volume increased 11% for the three months ended March 31, 2016 compared to the same period of 2015. The increase was primarily attributable to the Reinsurance and U.S. Insurance segments. Gross premium volume in our Reinsurance segment increased 20% for the quarter ended March 31, 2016. The increase in gross premium volume in the Reinsurance segment for the quarter ended March 31, 2016 was largely due to higher gross premium volume in our general liability product lines, due in part to an increase in new business and the timing of renewals on multi-year contracts which were higher in 2016 compared to 2015, as well as growth in our property product lines. Gross premium volume in our U.S. Insurance segment increased 11% for the quarter ended March 31, 2016. The increase for the quarter ended March 31, 2016 was driven by an additional week of gross premium volume in 2016 compared to 2015 based on differences in the timing of our underwriting systems closings and higher volumes in our personal lines business and general liability and property product lines, partially offset by lower volumes in our programs business. The timing of our underwriting systems closings has a negligible impact on our premium earnings.

We have seen small price decreases across many of our product lines during the first quarter of 2016, especially in our international business. Our large account business is also subject to more pricing pressure. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
U.S. Insurance	$552,745	$496,169
International Insurance	226,399	222,708
Reinsurance	402,726	316,212
Other Insurance (Discontinued Lines)	90	341
Total	$1,181,960	$1,035,430

Net retention of gross premium volume for the three months ended March 31, 2016 was 85% compared to 83% for the same period of 2015. The increase in net retention for the quarter ended March 31, 2016 compared to the same period of 2015 was driven by higher retention within the Reinsurance segment. This increase is largely due to higher retention on our property business due to the expiration of a quota share agreement at the end of the first quarter of 2015.

Earned Premiums
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
U.S. Insurance	$532,468	$514,554
International Insurance	215,345	205,961
Reinsurance	209,619	222,754
Other Insurance (Discontinued Lines)	254	381
Total	$957,686	$943,650

Earned premiums increased 1% for the three months ended March 31, 2016 compared to the same period of 2015. The increase in earned premiums for the quarter ended March 31, 2016 was driven by higher earned premiums in our U.S. Insurance and International Insurance segments, largely offset by lower earned premiums in our Reinsurance segment. The increase in earned premiums in our U.S. Insurance segment was primarily due to the increase in gross premium volume in our personal lines business and general liability and property product lines. The increase in earned premiums in our International Insurance segment was primarily due to higher earned premiums on our marine and energy product lines. Lower earned premiums in the Reinsurance segment were due to lower earned premiums in our auto business. In late 2014, we ceased writing auto reinsurance in the United Kingdom. At the same time, a decision was made to decrease our quota share percentages on our non-standard auto reinsurance business in the United States.

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

The following table summarizes our investment performance.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net investment income	$91,294	$92,875
Net realized investment gains	$21,179	$5,571
Change in net unrealized gains on investments	$336,847	$164,663
Investment yield (1)	0.6%	0.6%
Taxable equivalent total investment return, before foreign currency effect	2.6%	1.7%
Taxable equivalent total investment return	3.1%	0.5%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The following table reconciles investment yield to taxable equivalent total investment return.

	Three Months Ended March 31,
	2016	2015
Investment yield (1)	0.6%	0.6%
Adjustment of investment yield from book value to market value	(0.1)%	(0.1)%
Net amortization of net premium on fixed maturity securities	0.1%	0.1%
Net realized investment gains and change in net unrealized gains on investments	2.0%	0.9%
Taxable equivalent effect for interest and dividends (2)	0.1%	0.1%
Other (3)	0.4%	(1.1)%
Taxable equivalent total investment return	3.1%	0.5%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

The decrease in net investment income for the quarter ended March 31, 2016 was driven by lower bond income on our fixed maturity portfolio due to the timing of maturities and purchases compared to the same period of 2015. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income. Net realized investment gains for the quarter ended March 31, 2016 were net of $8.4 million of write downs for other-than-temporary declines in the estimated fair value of investments, all of which were attributable to equity securities. Net realized investment gains for the quarter ended March 31, 2015 were net of write downs for other-than-temporary declines in the estimated fair value of investments of $5.1 million.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2016, we held securities with gross unrealized losses of $54.8 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2016. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

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

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Operating revenues	$286,519	$245,443
Net income to shareholders	$14,073	$10,510
EBITDA	$41,144	$33,589

Revenues from our Markel Ventures operations increased $41.1 million for the three months ended March 31, 2016 compared to the same period of 2015. For the three months ended March 31, 2016, the increase in revenues was primarily driven by our acquisition of CapTech in December 2015 and higher revenues within certain of our manufacturing operations, due in part to higher sales volume in 2016 compared to 2015. Revenues for the three months ended March 31, 2016 also reflected growth in certain of our non-manufacturing operations.

Net income to shareholders and EBITDA from our Markel Ventures operations increased for the three months ended March 31, 2016 compared to the same period of 2015, primarily due to higher earnings at certain of our manufacturing operations as a result of continued increased demand for equipment manufactured to support transportation-related industries. The increase in net income to shareholders and EBITDA was also due in part to the acquisition of CapTech in December 2015.

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

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Markel Ventures EBITDA - Manufacturing	$34,639	$27,833
Markel Ventures EBITDA - Non-Manufacturing	6,505	5,756
Markel Ventures EBITDA - Total	41,144	33,589
Interest expense (1)	(3,652)	(3,538)
Income tax expense	(8,878)	(6,170)
Depreciation expense	(7,779)	(7,027)
Amortization of intangible assets	(6,762)	(6,344)
Markel Ventures net income to shareholders	14,073	10,510
Net income from other Markel operations	146,297	180,482
Net income to shareholders	$160,370	$190,992

(1)	Interest expense for the three months ended March 31, 2016 and 2015 includes intercompany interest expense of $2.3 million and $2.6 million, respectively.

Interest Expense and Income Taxes

Interest expense for the three months ended March 31, 2016 was $30.8 million which is comparable to the three months ended March 31, 2015 with $29.3 million of interest expense.

The effective tax rate was 24% and 19% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. For the three months ended March 31, 2015, the effective tax rate differs from the U.S. statutory rate of 35% primarily as a result of tax exempt investment income and foreign tax credits for foreign taxes paid. Our anticipated recognition of foreign tax credits in 2015 had a favorable impact on our 2015 effective tax rate of approximately 8%. These foreign tax credits had not previously been available for use on our U.S. provision for income taxes and foreign tax credits of this magnitude are not expected to be recognizable in future periods. The increase in the effective tax rate in 2016 compared to 2015 was primarily due to the 2015 impact of foreign tax credits described above, partially offset by a decrease in the estimated earnings taxed at a 35% tax rate in 2016 compared to 2015.

Our effective tax rate, which is based upon the estimated annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $397.0 million for the three months ended March 31, 2016 compared to $281.8 million for the same period of 2015. Comprehensive income to shareholders for the three months ended March 31, 2016 included net income to shareholders of $160.4 million, an increase in net unrealized gains on investments, net of taxes, of $225.8 million and favorable foreign currency translation adjustments, net of taxes, of $10.3 million. Comprehensive income to shareholders for the three months ended March 31, 2015 included net income to shareholders of $191.0 million, an increase in net unrealized gains on investments, net of taxes, of $112.1 million and unfavorable foreign currency translation adjustments, net of taxes, of $21.8 million.

The increase in net unrealized gains on investments, net of taxes, for the three months ended March 31, 2016 and 2015 was attributable to an increase in the fair value of both our fixed maturity and equity portfolios during the respective quarters.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $18.5 billion at March 31, 2016 compared to $18.2 billion at December 31, 2015. Net unrealized gains on investments, net of taxes, were $1.7 billion at March 31, 2016 compared to $1.5 billion at December 31, 2015. Equity securities were $4.3 billion, or 23% of invested assets, at March 31, 2016 compared to $4.1 billion, or 22% of invested assets, at December 31, 2015.

Net cash used by operating activities was $104.6 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $22.8 million for the same period of 2015. Net cash used by operating activities for the three months ended March 31, 2016 included higher claims payments due to increased claims settlement activity, primarily in the U.S. Insurance segment, and higher payments for employee profit sharing and income taxes compared to the same period of 2015. Net cash provided by operating activities for the three months ended March 31, 2015 was net of a $69.9 million cash payment made in connection with a retrospective reinsurance transaction completed during the quarter in which we ceded a portfolio of policies comprised of liabilities arising from A&E exposures that originated before 1992 to a third party.

Net cash used by investing activities was $243.9 million for the three months ended March 31, 2016 compared to $30.7 million for the same period of 2015. During 2016, we continued to purchase equity securities and also allocated funds for purchases of fixed maturities. Short-term investments were liquidated to facilitate these purchases.  Cash flows from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $8.8 million for the three months ended March 31, 2016 compared to $33.4 million for the same period of 2015. Cash of $0.7 million and $17.5 million was used to repurchase shares of our common stock during the first three months of 2016 and 2015, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 22% at March 31, 2016 and December 31, 2015. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $1.4 billion and $1.6 billion of invested assets at March 31, 2016 and December 31, 2015, respectively.

On April 5, 2016, we issued $400.0 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds were $392.3 million. In April 2016, we used a portion of these proceeds to purchase $70.2 million of principal on our 7.35% Senior Notes due 2034 and $108.8 million of principal on our 7.125% Senior Notes due 2019 through a tender offer at a total purchase price $95.0 million and $126.4 million, respectively. We also expect to use the proceeds from the April 2016 issuance to retire our 7.20% unsecured senior notes when they come due April 14, 2017 ($90.6 million aggregate principal amount of those notes was outstanding at March 31, 2016), and any remainder of the net proceeds will be used for general corporate purposes. In connection with this tender offer and purchase, in the second quarter of 2016 we expect to recognize a loss on early extinguishment of debt of approximately $44 million.

Shareholders' equity was $8.2 billion at March 31, 2016 and $7.8 billion at December 31, 2015. Book value per share increased to $589.86 at March 31, 2016 from $561.23 at December 31, 2015, primarily due to $397.0 million of comprehensive income to shareholders for the three months ended March 31, 2016.

Disclosure of Certain Activities Relating to Iran

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, non-U.S. entities owned or controlled by U.S. persons have been prohibited from engaging in activities, transactions or dealings with Iran to the same extent as U.S. persons. Effective January 16, 2016, the Office of Foreign Assets Control of the U.S. Department of the Treasury adopted General License H, which authorizes non-U.S. entities that are owned or controlled by a U.S. person to engage in most activities with Iran permitted for other non-U.S. entities so long as they meet certain requirements.
Section 13(r) of the Securities Exchange Act of 1934 requires reporting of certain Iran-related activities that are now permitted under General License H, including underwriting, insuring and reinsuring certain activities related to the importation of refined petroleum products by Iran and vessels involved in the transportation of crude oil from Iran.
Certain of our non-U.S. insurance operations underwrite global marine hull policies and global marine hull war policies that provide coverage for vessels navigating into and out of ports worldwide, potentially including Iran. Under a global marine hull war policy, the insured is required to give notice before entering designated areas, including Iran. During the quarter ended March 31, 2016 we have received notice(s) that one or more vessels covered by a global marine hull war policy were entering Iranian waters. However, no additional premium is required under global marine hull policies or global marine hull war policies for calling into Iran. During the quarter ended March 31, 2016, we have not been asked to cover a specific risk into or out of Iran.
Certain of our non-U.S. reinsurance operations underwrite marine, energy, aviation and trade credit treaties on a worldwide basis and, as a result, it is possible that the underlying insurance portfolios may have exposure to the Iranian petroleum industry and its related products and service providers.
For the quarter ended March 31, 2016, we are not aware of any premium apportionment with respect to underwriting, insurance or reinsurance activities of our non-U.S. insurance subsidiaries reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance portfolios underlying our reinsurance treaties, we believe that the premiums associated with such business would be immaterial.
Our non-U.S. insurance subsidiaries intend to continue to provide insurance and reinsurance for coverage of Iran-related risks, if at all, only to the extent permitted under, and in accordance with, General License H or other applicable economic or trade sanctions requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign currency exchange rate risk associated with our international operations. Various companies within our Markel Ventures operations are subject to commodity risk; however, this risk is not material to the Company. During the three months ended March 31, 2016, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2015.

The estimated fair value of our investment portfolio at March 31, 2016 was $18.5 billion, 77% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 23% of which was invested in equity securities. At December 31, 2015, the estimated fair value of our investment portfolio was $18.2 billion, 78% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 22% of which was invested in equity securities.

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2016, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the three months ended March 31, 2016, there were no material changes in our foreign government fixed maturity holdings.

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

There were no changes in our internal control over financial reporting during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Risk Factors" and "Safe Harbor and Cautionary Statement" in our 2015 Annual Report on Form 10-K, Item 1A in Part II of this report or are included in the items listed below:

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

•
emerging claim and coverage issues, changing legal and social trends, and inherent uncertainties in the loss estimation process can adversely impact the adequacy of our loss reserves and our allowance for reinsurance recoverables;

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

•	our acquisition of insurance and non-insurance businesses may increase our operational and control risks for a period of time;

•	we may not realize the contemplated benefits, including cost savings and synergies, of our acquisitions;

•	any determination requiring the write-off of a significant portion of our goodwill and intangible assets;

•	the loss of services of any executive officer or other key personnel could adversely impact one or more of our operations;

•	our expanding international operations expose us to increased investment, political and economic risks, including foreign currency exchange rate and credit risk;

•	a vote by the United Kingdom to leave the European Union, which could have adverse effects on our business, particularly our London-based international insurance operations;

•	our ability to raise third party capital for existing or new investment vehicles and risks related to our management of third party capital;

•	the effectiveness of our procedures for compliance with existing and ever increasing guidelines, policies and legal and regulatory standards, rules, laws and regulations;

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the risk factor discussed below, there have been no material changes with regard to the risk factors previously disclosed in our 2015 Annual Report on Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement contained in this report, see "Safe Harbor and Cautionary Statement."
A vote by the United Kingdom to leave the European Union could adversely affect us. The United Kingdom (U.K.) is scheduled to hold a referendum on June 23, 2016 on its membership in the European Union (E.U.). If a majority of U.K. voters vote to exit the E.U. ("Brexit"), negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could impair the ability of both Markel International Insurance Company Limited (MIICL) and our Lloyd's syndicate to transact business in E.U. countries and the basis on which MIICL’s branches can operate in the E.U. could be limited or cease. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial markets, both before and after the referendum. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of May 2016.

Markel Corporation

By:	/s/ Alan I. Kirshner
Alan I. Kirshner
Executive Chairman
(Principal Executive Officer)

By:	/s/ Anne G. Waleski
Anne G. Waleski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description

3(i)	Amended and Restated Articles of Incorporation (3.1)[a]

3(ii)	Bylaws, as amended (3.1)[b]

4.1	Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (4.1)[c]

4.2
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[d]

4.3
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[e]

4.4
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[f]

4.5
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[g]

4.6
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[h]

4.7
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.3)[h]

4.8
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (4.2)[i]

4.9	Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (4.14)[j]

4.10
First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (4.15)[j]

4.11	Form of Second Supplemental Indenture dated as of June 30, 2014 among Alterra Finance LLC, Alterra Capital Holdings Limited and the Bank of New York Mellon, as Trustee (4.16)[k]

4.12	Form of Guaranty Agreement by Markel Corporation dated as of June 30, 2014 in connection with the Alterra Finance LLC 6.25% Senior Notes due 2020 (4.17)[k]

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

10.1	Form of Performance Based Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (revised 2016)*

10.2	Form of Time Based (Cliff Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (revised 2016)*

10.3	Form of Time Based (Graded Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (revised 2016)*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 3, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Filed with this report.

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 13, 2011.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on November 20, 2015.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 5, 2001.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on August 11, 2004.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on September 21, 2009.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 31, 2011.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 31, 2016.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2013.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2014.