Form 10-Q
period 2016-06-30
MARKEL CORP
filed 2016-08-02
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 26, 2016: 13,990,839

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,590,337 in 2016 and $9,038,158 in 2015)	$10,399,629	$9,394,468
Equity securities (cost of $2,390,184 in 2016 and $2,208,834 in 2015)	4,395,569	4,074,475
Short-term investments (estimated fair value approximates cost)	1,995,491	1,642,261
Total Investments	16,790,689	15,111,204
Cash and cash equivalents	2,007,938	2,630,009
Restricted cash and cash equivalents	353,900	440,132
Receivables	1,427,092	1,113,703
Reinsurance recoverable on unpaid losses	2,038,687	2,016,665
Reinsurance recoverable on paid losses	57,940	50,123
Deferred policy acquisition costs	415,700	352,756
Prepaid reinsurance premiums	362,865	322,362
Goodwill	1,167,861	1,167,844
Intangible assets	753,191	792,372
Other assets	959,765	941,945
Total Assets	$26,335,628	$24,939,115
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,199,899	$10,251,953
Life and annuity benefits	1,152,676	1,123,275
Unearned premiums	2,529,540	2,166,105
Payables to insurance and reinsurance companies	260,599	224,921
Senior long-term debt and other debt (estimated fair value of $2,842,000 in 2016 and $2,403,000 in 2015)	2,602,432	2,239,271
Other liabilities	1,078,708	1,030,023
Total Liabilities	17,823,854	17,035,548
Redeemable noncontrolling interests	66,201	62,958
Commitments and contingencies
Shareholders' equity:
Common stock	3,360,830	3,342,357
Retained earnings	3,355,262	3,137,285
Accumulated other comprehensive income	1,722,277	1,354,508
Total Shareholders' Equity	8,438,369	7,834,150
Noncontrolling interests	7,204	6,459
Total Equity	8,445,573	7,840,609
Total Liabilities and Equity	$26,335,628	$24,939,115
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$950,859	$957,557	$1,908,545	$1,901,207
Net investment income	94,996	90,586	186,290	183,461
Net realized investment gains:
Other-than-temporary impairment losses	(3,675)	—	(12,080)	(5,092)
Net realized investment gains, excluding other-than-temporary impairment losses	20,916	6,105	50,500	16,768
Net realized investment gains	17,241	6,105	38,420	11,676
Other revenues	312,841	250,357	618,864	510,415
Total Operating Revenues	1,375,937	1,304,605	2,752,119	2,606,759
OPERATING EXPENSES
Losses and loss adjustment expenses	511,556	536,194	985,520	983,189
Underwriting, acquisition and insurance expenses	375,580	379,652	740,268	720,337
Amortization of intangible assets	17,204	16,949	34,464	31,589
Other expenses	277,909	242,236	553,002	473,237
Total Operating Expenses	1,182,249	1,175,031	2,313,254	2,208,352
Operating Income	193,688	129,574	438,865	398,407
Interest expense	33,697	29,288	64,538	58,600
Loss on early extinguishment of debt	44,100	—	44,100	—
Income Before Income Taxes	115,891	100,286	330,227	339,807
Income tax expense	35,218	7,833	85,908	53,348
Net Income	80,673	92,453	244,319	286,459
Net income attributable to noncontrolling interests	1,876	1,084	5,152	4,098
Net Income to Shareholders	$78,797	$91,369	$239,167	$282,361

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$149,406	$(230,142)	$388,296	$(109,120)
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	44	(48)	(23)	119
Reclassification adjustments for net gains included in net income	(10,567)	(4,984)	(23,550)	(14,037)
Change in net unrealized gains on investments, net of taxes	138,883	(235,174)	364,723	(123,038)
Change in foreign currency translation adjustments, net of taxes	(8,121)	10,385	2,208	(11,429)
Change in net actuarial pension loss, net of taxes	394	469	857	932
Total Other Comprehensive Income (Loss)	131,156	(224,320)	367,788	(133,535)
Comprehensive Income (Loss)	211,829	(131,867)	612,107	152,924
Comprehensive income attributable to noncontrolling interests	1,887	1,058	5,171	4,042
Comprehensive Income (Loss) to Shareholders	$209,942	$(132,925)	$606,936	$148,882

NET INCOME PER SHARE
Basic	$5.44	$6.76	$16.65	$20.33
Diluted	$5.41	$6.72	$16.55	$20.21

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2014	13,962	$3,308,395	$2,581,866	$1,704,557	$7,594,818	$7,184	$7,602,002	$61,048
Net income			282,361	—	282,361	777	283,138	3,321
Other comprehensive loss			—	(133,479)	(133,479)	—	(133,479)	(56)
Comprehensive Income					148,882	777	149,659	3,265
Issuance of common stock	15	3,609	—	—	3,609	—	3,609	—
Repurchase of common stock	(27)	—	(22,670)	—	(22,670)	—	(22,670)	—
Restricted stock units expensed	—	14,968	—	—	14,968	—	14,968	—
Adjustment of redeemable noncontrolling interests	—	—	1,715	—	1,715	—	1,715	(1,715)
Purchase of noncontrolling interest	—	(1,447)	—	—	(1,447)	—	(1,447)	(8,224)
Other	—	1,964	31	—	1,995	45	2,040	(2,482)
June 30, 2015	13,950	$3,327,489	$2,843,303	$1,571,078	$7,741,870	$8,006	$7,749,876	$51,892

December 31, 2015	13,959	$3,342,357	$3,137,285	$1,354,508	$7,834,150	$6,459	$7,840,609	$62,958
Net income			239,167	—	239,167	790	239,957	4,362
Other comprehensive income			—	367,769	367,769	—	367,769	19
Comprehensive Income					606,936	790	607,726	4,381
Issuance of common stock	48	4,101	—	—	4,101	—	4,101	—
Repurchase of common stock	(16)	—	(15,206)	—	(15,206)	—	(15,206)	—
Restricted stock units expensed	—	13,473	—	—	13,473	—	13,473	—
Adjustment of redeemable noncontrolling interests	—	—	(5,981)	—	(5,981)	—	(5,981)	5,981
Purchase of noncontrolling interest	—	899	—	—	899	—	899	(3,977)
Other	—	—	(3)	—	(3)	(45)	(48)	(3,142)
June 30, 2016	13,991	$3,360,830	$3,355,262	$1,722,277	$8,438,369	$7,204	$8,445,573	$66,201

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$244,319	$286,459
Adjustments to reconcile net income to net cash provided by operating activities	(174,105)	(48,424)
Net Cash Provided By Operating Activities	70,214	238,035
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	226,492	99,908
Proceeds from maturities, calls and prepayments of fixed maturities	471,907	810,934
Cost of fixed maturities and equity securities purchased	(1,324,755)	(556,934)
Net change in short-term investments	(348,335)	(595,971)
Proceeds from sales of equity method investments	6,479	21,365
Cost of equity method investments	(1,126)	(19,424)
Change in restricted cash and cash equivalents	90,003	(9,748)
Additions to property and equipment	(34,634)	(38,942)
Acquisitions, net of cash acquired	(5,762)	—
Other	(605)	489
Net Cash Used By Investing Activities	(920,336)	(288,323)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	533,235	41,230
Repayment of senior long-term debt and other debt	(228,836)	(43,044)
Premiums and fees related to early extinguishment of debt	(43,691)	—
Repurchases of common stock	(15,206)	(22,670)
Issuance of common stock	4,101	3,609
Purchase of noncontrolling interests	(3,078)	(12,474)
Distributions to noncontrolling interests	(3,187)	(2,490)
Other	(13,428)	(12,454)
Net Cash Provided (Used) By Financing Activities	229,910	(48,293)
Effect of foreign currency rate changes on cash and cash equivalents	(1,859)	(8,644)
Decrease in cash and cash equivalents	(622,071)	(107,225)
Cash and cash equivalents at beginning of period	2,630,009	1,960,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,007,938	$1,852,944

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

The consolidated balance sheet as of June 30, 2016, the related consolidated statements of income and comprehensive income (loss) for the quarters and six months ended June 30, 2016 and 2015, and the consolidated statements of changes in equity and cash flows for the six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2015 was derived from Markel Corporation's audited annual consolidated financial statements.

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

During the second quarter of 2016, the Company early adopted FASB ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment award transactions. Under the new guidance, all excess tax benefits or deficiencies associated with share-based payment award transactions are required to be recognized as an income tax benefit or expense in net income when the awards vest or are settled, with the corresponding cash flows recognized as an operating activity in the statement of cash flows. Excess tax benefits and deficiencies are no longer recognized in additional paid-in-capital. The new guidance also allows an employer to repurchase more of an employee's shares for tax witholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur, rather than estimating forfeitures upon issuance of the award. Upon adoption of ASU No. 2016-09, the Company elected to account for forfeitures as they occur, which had no impact on the consolidated financial statements. The provisions of ASU No. 2016-09 were adopted as of January 1, 2016 on a prospective basis and did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which deferred the original effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and may be applied retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Early application is permitted, but not before the first quarter of 2017. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients were issued in March, April and May 2016, respectively, as amendments to ASU No. 2014-09. These amendments will be evaluated and adopted in conjunction with ASU No. 2014-09. The Company is currently evaluating ASU No. 2014-09, and the related amendments, to determine the potential impact that adopting this standard will have on its consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company's insurance operations, but may have a material impact on the Company's non-insurance operations.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income (loss). ASU No. 2016-01 becomes effective for the Company during the first quarter of 2018 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. Early adoption is permitted for certain provisions of the ASU. The Company is currently evaluating ASU No. 2016-01 to determine the potential impact that adopting this standard will have on the consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income (loss), but will have a significant impact on the Company's results of operations as changes in fair value will be presented in net income rather than other comprehensive income (loss).

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. For available-for-sale debt securities, the ASU requires entities to record impairments as an allowance, rather than a reduction of the amortized cost, as is currently required under the other-than-temporary impairment model. ASU No. 2016-13 becomes effective for the Company during the first quarter of 2020 and will be applied using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating ASU No. 2016-13 to determine the potential impact that adopting this standard will have on the consolidated financial statements.

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

	June 30, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$674,801	$25,489	$(9)	$—	$700,281
Obligations of states, municipalities and political subdivisions	4,193,114	370,264	(2,329)	—	4,561,049
Foreign governments	1,349,640	233,884	(305)	—	1,583,219
Commercial mortgage-backed securities	975,606	48,531	(533)	—	1,023,604
Residential mortgage-backed securities	805,631	57,100	(529)	(2,258)	859,944
Asset-backed securities	28,232	127	(17)	—	28,342
Corporate bonds	1,563,313	82,823	(1,293)	(1,653)	1,643,190
Total fixed maturities	9,590,337	818,218	(5,015)	(3,911)	10,399,629
Equity securities:
Insurance, banks and other financial institutions	835,144	769,505	(12,641)	—	1,592,008
Industrial, consumer and all other	1,555,040	1,270,474	(21,953)	—	2,803,561
Total equity securities	2,390,184	2,039,979	(34,594)	—	4,395,569
Short-term investments	1,995,368	124	(1)	—	1,995,491
Investments, available-for-sale	$13,975,889	$2,858,321	$(39,610)	$(3,911)	$16,790,689

	December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$695,652	$9,836	$(4,781)	$—	$700,707
Obligations of states, municipalities and political subdivisions	3,817,136	204,302	(8,225)	—	4,013,213
Foreign governments	1,302,329	115,809	(1,681)	—	1,416,457
Commercial mortgage-backed securities	657,670	6,867	(4,999)	—	659,538
Residential mortgage-backed securities	837,964	22,563	(4,022)	(2,258)	854,247
Asset-backed securities	36,462	15	(406)	—	36,071
Corporate bonds	1,690,945	41,123	(16,209)	(1,624)	1,714,235
Total fixed maturities	9,038,158	400,515	(40,323)	(3,882)	9,394,468
Equity securities:
Insurance, banks and other financial institutions	651,002	690,271	(6,551)	—	1,334,722
Industrial, consumer and all other	1,557,832	1,227,052	(45,131)	—	2,739,753
Total equity securities	2,208,834	1,917,323	(51,682)	—	4,074,475
Short-term investments	1,642,103	167	(9)	—	1,642,261
Investments, available-for-sale	$12,889,095	$2,318,005	$(92,014)	$(3,882)	$15,111,204

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2016
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,537	$(7)	$8,529	$(2)	$16,066	$(9)
Obligations of states, municipalities and political subdivisions	2,789	(2)	47,301	(2,327)	50,090	(2,329)
Foreign governments	42,255	(304)	5,026	(1)	47,281	(305)
Commercial mortgage-backed securities	23,518	(142)	63,738	(391)	87,256	(533)
Residential mortgage-backed securities	6,584	(2,304)	104,340	(483)	110,924	(2,787)
Asset-backed securities	—	—	6,316	(17)	6,316	(17)
Corporate bonds	37,222	(1,664)	104,194	(1,282)	141,416	(2,946)
Total fixed maturities	119,905	(4,423)	339,444	(4,503)	459,349	(8,926)
Equity securities:
Insurance, banks and other financial institutions	77,737	(12,641)	—	—	77,737	(12,641)
Industrial, consumer and all other	191,170	(19,887)	27,819	(2,066)	218,989	(21,953)
Total equity securities	268,907	(32,528)	27,819	(2,066)	296,726	(34,594)
Short-term investments	99,977	(1)	—	—	99,977	(1)
Total	$488,789	$(36,952)	$367,263	$(6,569)	$856,052	$(43,521)

At June 30, 2016, the Company held 216 securities with a total estimated fair value of $856.1 million and gross unrealized losses of $43.5 million. Of these 216 securities, 126 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $367.3 million and gross unrealized losses of $6.6 million. Of these securities, 119 securities were fixed maturities and seven were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

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

c)The amortized cost and estimated fair value of fixed maturities at June 30, 2016 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$720,305	$726,444
Due after one year through five years	1,386,900	1,441,314
Due after five years through ten years	1,654,425	1,802,966
Due after ten years	4,019,238	4,517,015
	7,780,868	8,487,739
Commercial mortgage-backed securities	975,606	1,023,604
Residential mortgage-backed securities	805,631	859,944
Asset-backed securities	28,232	28,342
Total fixed maturities	$9,590,337	$10,399,629

d)The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Interest:
Municipal bonds (tax-exempt)	$22,563	$24,293	$44,485	$50,145
Municipal bonds (taxable)	16,222	14,150	32,110	28,250
Other taxable bonds	36,959	34,013	72,278	69,151
Short-term investments, including overnight deposits	2,654	1,116	4,945	2,367
Dividends on equity securities	16,758	18,633	34,410	37,657
Income from equity method investments	3,921	1,712	3,668	3,056
Other	190	479	2,674	540
	99,267	94,396	194,570	191,166
Investment expenses	(4,271)	(3,810)	(8,280)	(7,705)
Net investment income	$94,996	$90,586	$186,290	$183,461

e)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Realized gains:
Sales of fixed maturities	$699	$770	$967	$2,338
Sales of equity securities	17,798	7,000	45,526	22,956
Other	353	1,739	773	2,413
Total realized gains	18,850	9,509	47,266	27,707
Realized losses:
Sales of fixed maturities	(142)	(97)	(555)	(221)
Sales of equity securities	(1,780)	(113)	(2,498)	(272)
Other-than-temporary impairments	(3,675)	—	(12,080)	(5,092)
Other	(718)	(16)	(2,996)	(227)
Total realized losses	(6,315)	(226)	(18,129)	(5,812)
Gains (losses) on securities measured at fair value through net income	4,706	(3,178)	9,283	(10,219)
Net realized investment gains	$17,241	$6,105	$38,420	$11,676
Change in net unrealized gains on investments included in other comprehensive income (loss):
Fixed maturities	$213,026	$(286,551)	$452,982	$(180,213)
Equity securities	42,786	(64,792)	139,744	(6,447)
Short-term investments	32	11	(35)	(9)
Net increase (decrease)	$255,844	$(351,332)	$592,691	$(186,669)

For the quarter ended June 30, 2016, other-than-temporary impairment losses recognized in net income and included in net realized investment gains totaled $3.7 million and were attributable to 12 equity securities. The write downs for the quarter included $3.0 million related to equities in industrial, consumer, or other types of businesses and $0.6 million related to equities in insurance, banks, and other financial institutions. For the six months ended June 30, 2016, other-than-temporary impairment losses recognized in net income and included in net realized investment gains totaled $12.1 million and were attributable to 21 equity securities. The write downs for the six-month period included $10.8 million related to equities in industrial, consumer, or other types of businesses and $1.3 million related to equities in insurance, banks, and other financial institutions. For the six months ended June 30, 2015, other-than-temporary impairment losses recognized in net income and included in net realized investment gains totaled $5.1 million and were attributable to 10 equity securities. The write downs for the six-month period included $4.5 million related to equities in industrial, consumer, or other types of businesses and $0.6 million related to equities in insurance, banks, and other financial institutions.

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities and obligations of U.S. government agencies, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in insurance-linked securities funds (the ILS Funds), as further described in note 12, which are not traded on an active exchange and are valued using unobservable inputs.

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

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in the ILS Funds, these investments are classified as Level 3 within the fair value hierarchy. Changes in fair value of the ILS Funds are included in net realized gains (losses) in net income. The fair value of the securities are derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process, and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts in which the ILS Funds invest. Significant unobservable inputs used in the valuation of these investments include an adjustment to include the fair value of the equity that was issued by one of the ILS Funds in exchange for notes receivable, rather than cash, which is excluded from NAV. The Company's investments in the ILS Funds are redeemable annually as of January 1st of each calendar year.

The Company's valuation policies and procedures for Level 3 investments are determined by management. Fair value measurements are analyzed quarterly to ensure the change in fair value from prior periods is reasonable relative to management's understanding of the underlying investments, recent market trends and external market data, which includes the price of a comparable security and an insurance-linked security index.

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

	June 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$700,281	$—	$700,281
Obligations of states, municipalities and political subdivisions	—	4,561,049	—	4,561,049
Foreign governments	—	1,583,219	—	1,583,219
Commercial mortgage-backed securities	—	1,023,604	—	1,023,604
Residential mortgage-backed securities	—	859,944	—	859,944
Asset-backed securities	—	28,342	—	28,342
Corporate bonds	—	1,643,190	—	1,643,190
Total fixed maturities	—	10,399,629	—	10,399,629
Equity securities:
Insurance, banks and other financial institutions	1,408,485	—	183,523	1,592,008
Industrial, consumer and all other	2,803,561	—	—	2,803,561
Total equity securities	4,212,046	—	183,523	4,395,569
Short-term investments	1,877,297	118,194	—	1,995,491
Total investments available-for-sale	$6,089,343	$10,517,823	$183,523	$16,790,689

	December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$700,707	$—	$700,707
Obligations of states, municipalities and political subdivisions	—	4,013,213	—	4,013,213
Foreign governments	—	1,416,457	—	1,416,457
Commercial mortgage-backed securities	—	659,538	—	659,538
Residential mortgage-backed securities	—	854,247	—	854,247
Asset-backed securities	—	36,071	—	36,071
Corporate bonds	—	1,714,235	—	1,714,235
Total fixed maturities	—	9,394,468	—	9,394,468
Equity securities:
Insurance, banks and other financial institutions	1,334,722	—	—	1,334,722
Industrial, consumer and all other	2,739,753	—	—	2,739,753
Total equity securities	4,074,475	—	—	4,074,475
Short-term investments	1,529,924	112,337	—	1,642,261
Total investments available-for-sale	$5,604,399	$9,506,805	$—	$15,111,204

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Equity securities, beginning of period	$176,942	$—	$—	$—
Purchases	25,000	—	195,250	—
Sales	(25,000)	—	(25,000)	—
Total gains included in:
Net income	6,581	—	13,273	—
Other comprehensive income (loss)	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Equity securities, end of period	$183,523	$—	$183,523	$—
Net unrealized gains included in net income relating to assets held at June 30, 2016 and 2015 (1)	$6,581	$—	$13,273	$—
(1) Included in net realized investment gains in the consolidated statements of income and comprehensive income (loss).

There were no transfers into or out of Level 1 and Level 2 during the quarter and six months ended June 30, 2016 and 2015.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2016 and 2015.

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

	Quarter Ended June 30, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$689,468	$318,581	$269,604	$(4)		$—	$1,277,649
Net written premiums	579,233	244,636	226,681	(4)		—	1,050,546

Earned premiums	533,328	203,052	214,514	(35)		—	950,859
Losses and loss adjustment expenses:
Current accident year	(352,092)	(146,453)	(152,693)	—		—	(651,238)
Prior accident years	66,332	39,002	34,644	(296)		—	139,682
Underwriting, acquisition and insurance expenses	(212,915)	(96,562)	(66,143)	40		—	(375,580)
Underwriting profit (loss)	34,653	(961)	30,322	(291)		—	63,723
Net investment income	—	—	—	—		94,996	94,996
Net realized investment gains	—	—	—	—		17,241	17,241
Other revenues (insurance)	958	609	—	446		—	2,013
Other expenses (insurance)	(684)	(2,137)	—	(7,199)		—	(10,020)
Segment profit (loss)	$34,927	$(2,489)	$30,322	$(7,044)		$112,237	$167,953
Other revenues (non-insurance)							310,828
Other expenses (non-insurance)							(267,889)
Amortization of intangible assets							(17,204)
Interest expense							(33,697)
Loss on early extinguishment of debt							(44,100)
Income before income taxes							$115,891
U.S. GAAP combined ratio (1)	94%	100%	86%	NM	(2)		93%

	Quarter Ended June 30, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$668,853	$338,159	$258,745	$29		$—	$1,265,786
Net written premiums	554,638	264,129	215,520	57		—	1,034,344

Earned premiums	520,446	223,941	213,140	30		—	957,557
Losses and loss adjustment expenses:
Current accident year	(341,335)	(168,896)	(154,623)	—		—	(664,854)
Prior accident years	68,620	43,373	15,118	1,549		—	128,660
Underwriting, acquisition and insurance expenses	(211,856)	(94,617)	(73,170)	(9)		—	(379,652)
Underwriting profit	35,875	3,801	465	1,570		—	41,711
Net investment income	—	—	—	—		90,586	90,586
Net realized investment gains	—	—	—	—		6,105	6,105
Other revenues (insurance)	2,203	915	469	350		—	3,937
Other expenses (insurance)	(1,284)	(1,318)	—	(3,348)		—	(5,950)
Segment profit (loss)	$36,794	$3,398	$934	$(1,428)		$96,691	$136,389
Other revenues (non-insurance)							246,420
Other expenses (non-insurance)							(236,286)
Amortization of intangible assets							(16,949)
Interest expense							(29,288)
Income before income taxes							$100,286
U.S. GAAP combined ratio (1)	93%	98%	100%	NM	(2)		96%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,337,258	$609,985	$723,090	$(21)		$—	$2,670,312
Net written premiums	1,131,978	471,035	629,407	86		—	2,232,506

Earned premiums	1,065,796	418,397	424,133	219		—	1,908,545
Losses and loss adjustment expenses:
Current accident year	(668,425)	(291,929)	(283,169)	—		—	(1,243,523)
Prior accident years	104,986	68,654	71,005	13,358		—	258,003
Underwriting, acquisition and insurance expenses	(410,378)	(185,168)	(144,648)	(74)		—	(740,268)
Underwriting profit	91,979	9,954	67,321	13,503		—	182,757
Net investment income	—	—	—	—		186,290	186,290
Net realized investment gains	—	—	—	—		38,420	38,420
Other revenues (insurance)	2,377	4,730	—	941		—	8,048
Other expenses (insurance)	(1,408)	(3,691)	—	(15,200)		—	(20,299)
Segment profit (loss)	$92,948	$10,993	$67,321	$(756)		$224,710	$395,216
Other revenues (non-insurance)							610,816
Other expenses (non-insurance)							(532,703)
Amortization of intangible assets							(34,464)
Interest expense							(64,538)
Loss on early extinguishment of debt							(44,100)
Income before income taxes							$330,227
U.S. GAAP combined ratio (1)	91%	98%	84%	NM	(2)		90%

	Six Months Ended June 30, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,254,218	$627,386	$636,582	$73		$—	$2,518,259
Net written premiums	1,050,807	486,837	531,732	398		—	2,069,774

Earned premiums	1,035,000	429,902	435,894	411		—	1,901,207
Losses and loss adjustment expenses:
Current accident year	(658,092)	(317,740)	(303,363)	—		—	(1,279,195)
Prior accident years	136,201	120,023	41,505	(1,723)		—	296,006
Underwriting, acquisition and insurance expenses	(397,116)	(173,411)	(149,723)	(87)		—	(720,337)
Underwriting profit (loss)	115,993	58,774	24,313	(1,399)		—	197,681
Net investment income	—	—	—	—		183,461	183,461
Net realized investment gains	—	—	—	—		11,676	11,676
Other revenues (insurance)	3,605	6,302	892	327		—	11,126
Other expenses (insurance)	(2,189)	(2,722)	—	(10,697)		—	(15,608)
Segment profit (loss)	$117,409	$62,354	$25,205	$(11,769)		$195,137	$388,336
Other revenues (non-insurance)							499,289
Other expenses (non-insurance)							(457,629)
Amortization of intangible assets							(31,589)
Interest expense							(58,600)
Income before income taxes							$339,807
U.S. GAAP combined ratio (1)	89%	86%	94%	NM	(2)		90%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2016	December 31, 2015
Segment assets:
Investing	$18,976,263	$18,056,947
Underwriting	5,822,696	5,385,126
Total segment assets	24,798,959	23,442,073
Non-insurance operations	1,536,669	1,497,042
Total assets	$26,335,628	$24,939,115

7. Senior Long-Term Debt

On April 5, 2016, the Company issued $400 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds to the Company were $392.3 million. In April 2016, the Company used a portion of these proceeds to purchase $70.2 million of principal on its 7.35% Senior Notes due 2034 and $108.8 million of principal on its 7.125% Senior Notes due 2019 through a tender offer at a total purchase price of $95.0 million and $126.4 million, respectively. The Company also expects to use the proceeds from the April 2016 issuance to retire its 7.20% unsecured senior notes, when they come due April 14, 2017 ($90.6 million aggregate principal amount of those notes was outstanding at June 30, 2016), and the remainder for general corporate purposes.

On May 5, 2016, the Company issued an additional $100 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds to the Company were $100.8 million. The Company expects to use the proceeds for general corporate purposes.
In connection with the tender offer and purchase, we recognized a loss on early extinguishment of debt of $44.1 million during the quarter and six months ended June 30, 2016.

8. Other Revenues and Other Expenses

The following tables summarize the components of other revenues and other expenses.

	Quarter Ended June 30,
	2016		2015
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$1,567	$2,821	$3,118	$2,602
Life and annuity	446	7,199	350	3,348
Other	—	—	469	—
	2,013	10,020	3,937	5,950
Non-Insurance:
Markel Ventures: Manufacturing	193,152	159,227	174,141	168,580
Markel Ventures: Non-Manufacturing	104,602	91,685	65,412	63,013
Investment management	7,350	10,836	—	—
Other	5,724	6,141	6,867	4,693
	310,828	267,889	246,420	236,286
Total	$312,841	$277,909	$250,357	$242,236

	Six Months Ended June 30,
	2016		2015
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$7,107	$5,099	$8,988	$4,911
Life and annuity	941	15,200	327	10,697
Other	—	—	1,811	—
	8,048	20,299	11,126	15,608
Non-Insurance:
Markel Ventures: Manufacturing	385,843	319,593	351,903	320,380
Markel Ventures: Non-Manufacturing	198,430	180,118	133,093	126,843
Investment management	14,523	20,766	—	—
Other	12,020	12,226	14,293	10,406
	610,816	532,703	499,289	457,629
Total	$618,864	$553,002	$510,415	$473,237

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

9. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2016		2015
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$957,244	$865,943	$951,885	$875,376
Assumed	320,405	295,868	313,901	304,324
Ceded	(227,103)	(210,952)	(231,442)	(222,143)
Net premiums	$1,050,546	$950,859	$1,034,344	$957,557

	Six Months Ended June 30,
	2016		2015
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$1,836,332	$1,733,387	$1,753,465	$1,719,946
Assumed	833,980	585,931	764,794	617,159
Ceded	(437,806)	(410,773)	(448,485)	(435,898)
Net premiums	$2,232,506	$1,908,545	$2,069,774	$1,901,207

The percentage of ceded earned premiums to gross earned premiums was 18% and 19%, respectively, for the quarters and six months ended June 30, 2016 and 2015. The percentage of assumed earned premiums to net earned premiums was 31% and 32%, respectively, for the quarters and six months ended June 30, 2016 and 2015.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $75.5 million and $143.3 million, respectively, for the quarters ended June 30, 2016 and 2015 and $206.1 million and $232.1 million, respectively, for the six months ended June 30, 2016 and 2015.

10. Life and Annuity Benefits

Life and annuity benefits are compiled on a reinsurance contract-by-contract basis and are discounted using standard actuarial techniques and cash flow models. Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company must make estimates and assumptions based on cedent experience, industry mortality tables, and expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are generally locked-in for the life of the contract unless an unlocking event occurs. Loss recognition testing is performed to determine if existing policy benefit reserves, together with the present value of future gross premiums and expected investment income earned thereon, are adequate to cover the present value of future benefits, settlement and maintenance costs. If the existing policy benefit reserves are not sufficient, the locked-in assumptions are revised to current best estimate assumptions and a charge to earnings for life and annuity benefits is recognized at that time.

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During the quarter and six months ended June 30, 2016, the Company recognized a reserve deficiency resulting from a decrease in the market yield on the investment portfolio supporting the policy benefit reserves by increasing life and annuity benefits by $47.9 million and decreasing the change in net unrealized holding gains included in other comprehensive income by a corresponding amount. As of June 30, 2016, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $47.9 million.

11. Income Taxes

The effective tax rate was 26% and 16% for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. For the six months ended June 30, 2015, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of foreign tax credits for foreign taxes paid and tax-exempt investment income. The Company's recognition of foreign tax credits in 2015 had a favorable impact on its effective tax rate for the six months ended June 30, 2015 of 12%. The increase in the effective tax rate in 2016 compared to 2015 was primarily due to the 2015 impact of foreign tax credits described above, partially offset by an increase in estimated annual earnings attributable to foreign operations that are taxed at a lower rate in 2016 compared to 2015.

During the first quarter of 2016, the Internal Revenue Service completed its examination of the Company’s 2012 federal income tax return. There were no adjustments to our income tax liabilities as a result of this examination.

12. Variable Interest Entities

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

The Funds and the reinsurance company are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Funds or the reinsurance company, as the Company’s involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. The Company is the sole investor in one of the Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary. The Company also holds an investment in another one of the Funds ($25.2 million as of June 30, 2016) but does not have the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE, and therefore does not consolidate that Fund.

As of June 30, 2016, total assets of the Markel Diversified Fund were $161.8 million and total liabilities were $63.9 million. The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Total assets of the Markel Diversified Fund include an investment in one of the unconsolidated Funds totaling $158.3 million, which represents 6% of the outstanding preference shares of that fund. This investment is included in equity securities (available-for-sale) on the Company’s consolidated balance sheet. Total liabilities of the Markel Diversified Fund include a $62.5 million note payable delivered as part of the consideration provided for its investment. This note payable is included in senior long-term debt and other debt on the Company’s consolidated balance sheet. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company’s general credit.

The Company’s exposure to risk from the unconsolidated Funds and reinsurance company is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of June 30, 2016, total investment and insurance assets under management of MCIM for unconsolidated VIEs were $3.4 billion.

13. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income to shareholders	$78,797	$91,369	$239,167	$282,361
Adjustment of redeemable noncontrolling interests	(2,529)	3,062	(5,981)	1,715
Adjusted net income to shareholders	$76,268	$94,431	$233,186	$284,076

Basic common shares outstanding	14,012	13,975	14,003	13,973
Dilutive potential common shares from conversion of options	4	9	5	10
Dilutive potential common shares from conversion of restricted stock	72	68	79	74
Diluted shares outstanding	14,088	14,052	14,087	14,057
Basic net income per share	$5.44	$6.76	$16.65	$20.33
Diluted net income per share	$5.41	$6.72	$16.55	$20.21

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the six months ended June 30, 2016 and 2015.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2014	$1,793,254	$(43,491)	$(45,206)	$1,704,557
Other comprehensive loss before reclassifications	(109,001)	(11,373)	—	(120,374)
Amounts reclassified from accumulated other comprehensive income	(14,037)	—	932	(13,105)
Total other comprehensive income (loss)	(123,038)	(11,373)	932	(133,479)
June 30, 2015	$1,670,216	$(54,864)	$(44,274)	$1,571,078

December 31, 2015	$1,472,762	$(72,696)	$(45,558)	$1,354,508
Other comprehensive income before reclassifications	388,273	2,189	—	390,462
Amounts reclassified from accumulated other comprehensive income	(23,550)	—	857	(22,693)
Total other comprehensive income	364,723	2,189	857	367,769
June 30, 2016	$1,837,485	$(70,507)	$(44,701)	$1,722,277

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$71,381	$(113,579)	$187,880	$(57,997)
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	9	(3)	(6)	38
Reclassification adjustments for net gains included in net income	(2,333)	(2,576)	(7,810)	(5,672)
Change in net unrealized gains on investments	69,057	(116,158)	180,064	(63,631)
Change in foreign currency translation adjustments	(1,618)	1,872	(1,695)	833
Change in net actuarial pension loss	86	117	188	233
Total	$67,525	$(114,169)	$178,557	$(62,565)

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(3,675)	$—	$(12,080)	$(5,092)
Net realized investment gains, excluding other-than-temporary impairment losses	16,575	7,560	43,440	24,801
Total before taxes	12,900	7,560	31,360	19,709
Income taxes	(2,333)	(2,576)	(7,810)	(5,672)
Reclassification of unrealized holding gains, net of taxes	$10,567	$4,984	$23,550	$14,037

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(480)	$(586)	$(1,045)	$(1,165)
Income taxes	86	117	188	233
Reclassification of net actuarial pension loss, net of taxes	$(394)	$(469)	$(857)	$(932)

15. Contingencies

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

During the second quarter of 2016, we early adopted FASB ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment award transactions. Under the new guidance, all excess tax benefits or deficiencies associated with share-based payment award transactions are required to be recognized as an income tax benefit or expense in net income when the awards vest or are settled, with the corresponding cash flows recognized as an operating activity in the statement of cash flows. Excess tax benefits and deficiencies are no longer recognized in additional paid-in-capital. The new guidance also allows an employer to repurchase more of an employee's shares for tax witholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur, rather than estimating forfeitures upon issuance of the award. Upon adoption of ASU No. 2016-09, we elected to account for forfeitures as they occur, which had no impact on the consolidated financial statements. The provisions of ASU No. 2016-09 were adopted as of January 1, 2016 on a prospective basis and did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which deferred the original effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 becomes effective for us during the first quarter of 2018 and may be applied retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Early application is permitted, but not before the first quarter of 2017. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients were issued in March, April and May 2016, respectively, as amendments to ASU No. 2014-09. These amendments will be evaluated and adopted in conjunction with ASU No. 2014-09. We are currently evaluating ASU No. 2014-09, and related amendments, to determine the potential impact that adopting this standard will have on our consolidated financial statements. Adoption of this ASU is not expected to have a material impact on our insurance operations, but may have a material impact on our non-insurance operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income (loss). ASU No. 2016-01 becomes effective for us during the first quarter of 2018 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. Early adoption is permitted for certain provisions of the ASU. We are currently evaluating ASU No. 2016-01 to determine the potential impact that adopting this standard will have on our consolidated financial statements. Adoption of this ASU is not expected to have a material impact on our financial position, cash flows, or total comprehensive income (loss), but will have a significant impact on our results of operations as changes in fair value will be presented in net income rather than other comprehensive income (loss).

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. For available-for-sale debt securities, the ASU requires entities to record impairments as an allowance, rather than a reduction of the amortized cost, as is currently required under the other-than-temporary impairment model. ASU No. 2016-13 becomes effective for us during the first quarter of 2020 and will be applied using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating ASU No. 2016-13 to determine the potential impact that adopting this standard will have on the consolidated financial statements.

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

In December 2015, we acquired 80% of the outstanding shares of CapTech Ventures, Inc. (CapTech), a privately held company headquartered in Richmond, Virginia. CapTech is a management and IT consulting firm, providing services and solutions to a wide array of customers. Results attributable to CapTech are included with our non-insurance operations, which are not included in a reportable segment. Due to the one month lag in consolidating the results of our Markel Ventures operations, the financial results for CapTech are included in our consolidated statements of income and comprehensive income (loss) beginning in January 2016.

Key Performance Indicators

We measure financial success by our ability to compound growth in book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, investing and operating results. We measure underwriting results by our underwriting profit or loss and combined ratio. We measure investing results by our taxable equivalent total investment return. We measure our other operating results, which primarily consist of our Markel Ventures operations, by our revenues and net income (loss), as well as earnings before interest, income taxes, depreciation and amortization (EBITDA). Our quarterly performance measures are discussed below in greater detail under "Results of Operations."

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Underwriting profit	$63,723	$41,711	$182,757	$197,681
Net investment income	94,996	90,586	186,290	183,461
Net realized investment gains	17,241	6,105	38,420	11,676
Other revenues	312,841	250,357	618,864	510,415
Amortization of intangible assets	(17,204)	(16,949)	(34,464)	(31,589)
Other expenses	(277,909)	(242,236)	(553,002)	(473,237)
Interest expense	(33,697)	(29,288)	(64,538)	(58,600)
Loss on early extinguishment of debt	(44,100)	—	(44,100)	—
Income tax expense	(35,218)	(7,833)	(85,908)	(53,348)
Net income attributable to noncontrolling interests	(1,876)	(1,084)	(5,152)	(4,098)
Net income to shareholders	$78,797	$91,369	$239,167	$282,361

The components of net income to shareholders are discussed in detail under "Underwriting Results," "Investing Results," "Other Revenues and Other Expenses" and "Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes."

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

Consolidated
The following table presents selected data from our underwriting operations.

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016		2015		2016		2015
Gross premium volume	$1,277,649		$1,265,786		$2,670,312		$2,518,259
Net written premiums	1,050,546		1,034,344		2,232,506		2,069,774
Net retention	82%		82%		84%		82%
Earned premiums	950,859		957,557		1,908,545		1,901,207
Losses and loss adjustment expenses	511,556		536,194		985,520		983,189
Underwriting, acquisition and insurance expenses	375,580		379,652		740,268		720,337
Underwriting profit	63,723		41,711		182,757		197,681

U.S. GAAP Combined Ratios (1)
U.S. Insurance	94%		93%		91%		89%
International Insurance	100%		98%		98%		86%
Reinsurance	86%		100%		84%		94%
Other Insurance (Discontinued Lines)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
Markel Corporation (Consolidated)	93%		96%		90%		90%

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

Our combined ratio was 93% and 90%, respectively, for the quarter and six months ended June 30, 2016 compared to 96% and 90%, respectively, for the same periods of 2015.

The decrease in the consolidated combined ratio for the quarter ended June 30, 2016 was driven by a lower current accident year loss ratio and more favorable development of prior years' loss reserves compared to the same period of 2015. The consolidated combined ratio for the quarter ended June 30, 2016, included $25.3 million, or three points on the consolidated combined ratio, of underwriting loss related to the Canadian wildfires that occurred in the second quarter of 2016. The impact of these losses on the 2016 current accident year loss ratio was more than offset by lower attritional losses in our International Insurance and Reinsurance segments in 2016 compared to 2015, as well as lower loss ratios across many of our product lines in 2016. Following the completion of two retroactive reinsurance transactions in 2015, we have less variability in our consolidated loss reserves.  Additionally, management continues to gain confidence in the actuarial projections on product lines previously written by Alterra Capital Holdings Limited, which we acquired in 2013.  As a result, management’s best estimate of the ultimate loss ratios on various product lines across all three of our ongoing underwriting segments has decreased compared to the same period of 2015. We continue to maintain a consolidated confidence level in a range consistent with our historic levels. The increase in prior year redundancies for the quarter ended June 30, 2016 was attributable to our Reinsurance segment across various product lines.

For the six months ended June 30, 2016, the consolidated combined ratio was flat compared to 2015, as a lower current accident year loss ratio was offset by less favorable development on prior years' loss reserves in 2016 compared to 2015. The current accident year loss ratio included $25.3 million, or one point on the consolidated combined ratio, of underwriting loss related to the Canadian wildfires that occurred in the second quarter of 2016. The impact of these losses on the 2016 consolidated combined ratio was more than offset by lower attritional losses in our International Insurance and Reinsurance segments in 2016 compared to 2015, and lower loss ratios across several product lines resulting from a decrease in management's best estimate of ultimate loss ratios, as described above. Redundancies on prior years' loss reserves in 2015 included $36.0 million, or two points on the consolidated combined ratio, attributable to a decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses, as a result of ceding a significant portion of our A&E exposures to a third party. As a result of this decrease in estimated volatility, our level of confidence in our net reserves for unpaid losses and loss adjustment expenses increased. Therefore, management reduced prior years' loss reserves in order to maintain a consolidated confidence level in a range consistent with our historic levels. This reduction in prior years' loss reserves during 2015 occurred in our U.S. Insurance and International Insurance segments.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 94% and 91%, respectively, for the quarter and six months ended June 30, 2016 compared to 93% and 89%, respectively, for the same periods of 2015.

For the quarter ended June 30, 2016, the increase in the combined ratio was driven by less favorable development of prior accident years' loss reserves.

•
The current accident year loss ratio was flat for the quarter ended June 30, 2016 compared to 2015. We experienced higher attritional losses in 2016, primarily on our professional liability and property product lines, which was offset by a favorable impact resulting from a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The U.S. Insurance segment's combined ratio for the quarter ended June 30, 2016 included $66.3 million of favorable development on prior years' loss reserves compared to $68.6 million for the same period in 2015. The favorable development on prior years' loss reserves in 2016 occurred across several product lines, but was most significant on our general liability product lines across several accident years, our property product lines on the 2014 and 2015 accident years, and on our workers compensation product lines on the 2012 through 2015 accident years. Favorable development on prior years' loss reserves in 2016 was partially offset by adverse development on our medical malpractice and specified medical product lines, primarily on the 2013 through 2015 accident years, driven by an increase in the proportion of business written on classes with higher claim frequencies relative to other classes of business within these product lines over the last several years. In response, we have taken corrective actions for business written in the affected classes. During the second quarter of 2015, favorable development on prior years' loss reserves was most significant on our casualty and brokerage property product lines.

For the six months ended June 30, 2016, the increase in the combined ratio was driven by less favorable development of prior accident years' loss reserves, partially offset by a lower current accident year loss ratio.

•
The decrease in the current accident year loss ratio for the six months ended June 30, 2016 was primarily due to a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed. The attritional loss ratio for the six months ended June 30, 2016 was flat compared to 2015, as lower attritional losses on our general liability product lines were offset by higher attritional losses on our professional liability product lines.

•
The U.S. Insurance Segment's combined ratio for the six months ended June 30, 2016 included $105.0 million of favorable development on prior years' loss reserves compared to $136.2 million for the same period in 2015. Redundancies on prior years' loss reserves in 2015 included $19.0 million, or two points on the segment combined ratio, attributable to the decrease in the volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, as previously discussed. The favorable development on prior years' loss reserves in 2016 was most significant on our general liability product lines across several accident years, and on our workers compensation product lines, on the 2012 through 2015 accident years. Favorable development on prior years' loss reserves in 2016 was partially offset by adverse development on our medical malpractice and specified medical product lines, primarily on the 2010 through 2015 accident years, as previously discussed. During 2015, favorable development on prior years' loss reserves was most significant on our casualty lines, and on our professional liability, brokerage property and workers compensation product lines.

International Insurance Segment

The combined ratio for the International Insurance segment was 100% and 98%, respectively, for the quarter and six months ended June 30, 2016 compared to 98% and 86%, respectively, for the same periods of 2015.

For the quarter ended June 30, 2016, the increase in the combined ratio was driven by a higher expense ratio, partially offset by a lower current accident year loss ratio compared to the same period of 2015.

•
The current accident year loss ratio for the three months ended June 30, 2016 included $4.6 million, or two points on the segment combined ratio, of underwriting loss related to the Canadian wildfires that occurred in the second quarter. The impact of these losses on the 2016 current accident year loss ratio was more than offset by lower attritional loss ratios in 2016 compared to 2015, primarily on our professional liability product lines, and a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The International Insurance segment's combined ratio for the quarter ended June 30, 2016 included $39.0 million of favorable development on prior years' loss reserves compared to $43.4 million in 2015. In 2016, the favorable development on prior years' loss reserves was most significant on our professional liability product lines across several accident years. The favorable development in 2015 was most significant on our marine and energy and professional liability product lines.

•	The increase in the expense ratio was primarily due to the write off of previously capitalized software development costs in the second quarter of 2016.

For the six months ended June 30, 2016, the increase in the combined ratio was driven by less favorable development on prior years' loss reserves and a higher expense ratio, partially offset by a lower current accident year loss ratio compared to the same period of 2015.

•
The current accident year loss ratio for the six months ended June 30, 2016 included $4.6 million, or one point on the segment combined ratio, of underwriting loss related to the Canadian wildfires that occurred in the second quarter. This increase was more than offset by lower attritional loss ratios, primarily on our general liability and professional liability product lines in 2016 compared to 2015 and a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The International Insurance segment's combined ratio for the six months ended June 30, 2016 included $68.7 million of favorable development on prior years' loss reserves compared to $120.0 million in 2015. The decrease in loss reserve redundancies on prior years' loss reserves in 2016 compared to 2015 was driven by less favorable development on our marine and energy and general liability product lines in 2016. Additionally, redundancies on prior years' loss reserves in 2015 included $17.0 million, or four points on the segment combined ratio, attributable to the decrease in the volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, as previously discussed. For the six months ended June 30, 2016, the favorable development on prior years' loss reserves was most significant on our professional liability product lines across several accident years and our marine and energy product lines, primarily on the 2011 through 2015 accident years. For the six months ended June 30, 2015, the favorable development on prior years' loss reserves occurred across several product lines, but was most significant on our marine and energy and general liability product lines.

•
The increase in the expense ratio was primarily due to the write off of previously capitalized software development costs during the second quarter of 2016. The increase in the expense ratio was also due in part to higher earned premiums on certain products in our marine and energy and professional liability lines in 2016 compared to 2015, which carry higher commission rates than other products in the International Insurance segment.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 86% and 84%, respectively, for the quarter and six months ended June 30, 2016 compared to 100% and 94%, respectively, for the same periods of 2015.

For the quarter ended June 30, 2016 the decrease in the combined ratio was driven by more favorable development on prior years' loss reserves, a lower expense ratio and a lower current accident year loss ratio compared to the same period of 2015.

•
The current accident year loss ratio included $20.7 million, or ten points on the segment combined ratio, of underwriting loss related to the Canadian wildfires that occurred in the second quarter. This increase was more than offset by lower attritional loss ratios in 2016, primarily on our property product lines due to fewer large losses in 2016 compared to 2015, and a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The Reinsurance segment's combined ratio for the quarter ended June 30, 2016 included $34.6 million of favorable development on prior years' loss reserves compared to $15.1 million in 2015. The increase in loss reserve redundancies in 2016 compared to 2015 was driven by more favorable development across various product lines in 2016. The favorable development on prior years' loss reserves in 2016 was across several product lines but was most significant on our property lines, primarily on the 2012 through 2015 accident years. The favorable development on prior years' loss reserves in 2015 was most significant on our casualty and property lines of business.

•
The decrease in the expense ratio is due in part to lower profit sharing in the second quarter of 2016 compared to 2015 and a non-recurring benefit to expenses related to the cancellation of an underwriting services contract.

For the six months ended June 30, 2016 the decrease in the combined ratio was driven by more favorable development on prior years' loss reserves and a lower current accident year loss ratio compared to the same period of 2015.

•
The current accident year loss ratio for the six months ended June 30, 2016 included $20.7 million, or five points on the segment combined ratio, of underwriting loss related to the Canadian wildfires that occurred in the second quarter. This increase was more than offset by lower attritional loss ratios in 2016, primarily on our property product lines due to fewer large losses in 2016 compared to 2015, and a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The Reinsurance segment's combined ratio for the six months ended June 30, 2016 included $71.0 million of favorable development on prior years' loss reserves compared to $41.5 million in 2015. The increase in loss reserve redundancies in 2016 compared to 2015 was driven by more favorable development across various product lines in 2016. The favorable development on prior years' loss reserves in 2016 was across several product lines but was most significant on our property lines, primarily on the 2013 through 2015 accident years, and on our workers compensation product lines across several accident years. The favorable development on prior years' loss reserves in 2015 was most significant on our casualty and property lines of business.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $0.3 million and an underwriting profit of $13.5 million for the quarter and six months ended June 30, 2016, respectively, compared to an underwriting profit of $1.6 million and an underwriting loss of $1.4 million for the same periods of 2015. The underwriting profit in the first six months of 2016 was driven by a commutation that was completed during the period.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
U.S. Insurance	$689,468	$668,853	$1,337,258	$1,254,218
International Insurance	318,581	338,159	609,985	627,386
Reinsurance	269,604	258,745	723,090	636,582
Other Insurance (Discontinued Lines)	(4)	29	(21)	73
Total	$1,277,649	$1,265,786	$2,670,312	$2,518,259

Gross premium volume for the quarter and six months ended June 30, 2016 increased 1% and 6%, respectively, compared to the same periods of 2015. The increase in gross premium volume for both the quarter and six months ended June 30, 2016 was attributable to the Reinsurance and U.S. Insurance segments, partially offset by lower gross premium volume in our International Insurance segment.

Gross premium volume in our Reinsurance segment increased 4% and 14% for the quarter and six months ended June 30, 2016, respectively. For the quarter ended June 30, 2016, the increase was driven by new business in our mortgage line, partially offset by an unfavorable impact from the timing of renewals on multi-year contracts which were lower in the second quarter of 2016 compared to 2015. For the six months ended June 30, 2016, the increase in gross premium volume in the Reinsurance segment was driven by new business in our general liability and mortgage lines, as well as a favorable impact from the timing of renewals on multi-year contracts in 2016 compared to 2015.

Gross premium volume in our U.S. Insurance segment increased 3% and 7% for the quarter and six months ended June 30, 2016, respectively. The increase in gross premium volume for the three months ended June 30, 2016 was driven by growth within our personal lines and general liability lines. The increase for the six months ended June 30, 2016 was driven by an additional week of gross premium volume during the first quarter of 2016 compared to the same period of 2015 based on differences in the timing of our underwriting systems closings. The timing of our underwriting systems closings has a negligible impact on our premium earnings. The increase in gross premium volume in the U.S. Insurance segment for the six months ended June 30, 2016 was also attributable to higher premium volumes across most product lines, primarily general liability and personal lines.

Gross premium volume in our International Insurance segment decreased 6% and 3% for the quarter and six months ended June 30, 2016, respectively. The decrease in gross premium volume for both periods was primarily due to lower premium volume within our marine and energy and property product lines, as well as an unfavorable impact from foreign currency exchange rate movements.

We have seen small price decreases across many of our product lines during 2016, especially in our international business across most of our property product lines, as well as on our marine and energy lines. Our large account business is also subject to more pricing pressure. Competition remains strong in the reinsurance market, however the rate of price decline has slowed and in a few cases stabilized. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
U.S. Insurance	$579,233	$554,638	$1,131,978	$1,050,807
International Insurance	244,636	264,129	471,035	486,837
Reinsurance	226,681	215,520	629,407	531,732
Other Insurance (Discontinued Lines)	(4)	57	86	398
Total	$1,050,546	$1,034,344	$2,232,506	$2,069,774

Net retention of gross premium volume for the quarter and six months ended June 30, 2016 was 82% and 84%, respectively, compared to 82% for both the quarter and six months ended June 30, 2015. The increase in net retention for the six months ended June 30, 2016 compared to the same period of 2015 was driven by higher retention within the Reinsurance segment. This increase is largely due to changes in mix of business.

Earned Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
U.S. Insurance	$533,328	$520,446	$1,065,796	$1,035,000
International Insurance	203,052	223,941	418,397	429,902
Reinsurance	214,514	213,140	424,133	435,894
Other Insurance (Discontinued Lines)	(35)	30	219	411
Total	$950,859	$957,557	$1,908,545	$1,901,207

Earned premiums were flat for both the quarter and six months ended June 30, 2016 compared to the same periods of 2015. For the quarter ended June 30, 2016, lower earned premiums in our International Insurance segment were largely offset by higher earned premiums in our U.S. Insurance segment. For the six months ended June 30, 2016, higher earned premiums in our U.S. Insurance segment largely offset lower earned premiums in our International Insurance and Reinsurance segments. The decrease in earned premiums in our International Insurance segment for the quarter ended June 30, 2016 was primarily due to the decrease in gross premium volume in our marine and energy product lines. For the six months ended June 30, 2016, the decrease in earned premiums in our International Insurance segment was primarily due to an unfavorable impact from movements in foreign currency exchange rates. The increase in earned premiums in our U.S. Insurance segment for both periods of 2016 was primarily due to the increases in gross premium volume. The decrease in earned premiums in our Reinsurance segment for the six months ended June 30, 2016 was primarily due to lower earned premiums in our auto business. In late 2014, we ceased writing auto reinsurance in the United Kingdom. At the same time, a decision was made to decrease our quota share percentages on our non-standard auto reinsurance business in the United States.

Investing Results

The following table summarizes our investment performance.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net investment income	$94,996	$90,586	$186,290	$183,461
Net realized investment gains	$17,241	$6,105	$38,420	$11,676
Change in net unrealized gains on investments	$255,844	$(351,332)	$592,691	$(186,669)
Investment yield (1)	0.6%	0.6%	1.2%	1.2%
Taxable equivalent total investment return, before foreign currency effect			4.9%	0.3%
Taxable equivalent total investment return			4.9%	(0.5)%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

We evaluate our investment performance by analyzing taxable equivalent total investment return, which is a non-GAAP financial measure. Taxable equivalent total investment return includes items that impact net income, such as coupon interest on fixed maturities, dividends on equity securities and realized investment gains or losses, as well as changes in unrealized gains or losses, which do not impact net income. Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in federal taxable income. We believe the taxable equivalent total investment return is a better reflection of the economics of our decision to invest in certain asset classes. We focus on our long-term investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

The following table reconciles investment yield to taxable equivalent total investment return.

	Six Months Ended June 30,
	2016	2015
Investment yield (1)	1.2%	1.2%
Adjustment of investment yield from book value to market value	(0.2)%	(0.2)%
Net amortization of net premium on fixed maturity securities	0.2%	0.3%
Net realized investment gains and change in net unrealized gains on investments	3.5%	(0.9)%
Taxable equivalent effect for interest and dividends (2)	0.2%	0.3%
Other (3)	—%	(1.2)%
Taxable equivalent total investment return	4.9%	(0.5)%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

The increase in net investment income for the quarter ended June 30, 2016 was driven by higher bond income on our fixed maturity portfolio due to increased holdings of fixed maturity securities. This increase was partially offset by decreased dividend income on our equity portfolio due to lower dividend-yielding equity security holdings in 2016 compared to 2015. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income. Net realized investment gains for the quarter and six months ended June 30, 2016 were net of $3.7 million and $12.1 million, respectively, of write downs for other-than-temporary declines in the estimated fair value of investments, all of which were attributable to equity securities. Net realized investment gains for the six months ended June 30, 2015 were net of write downs for other-than-temporary declines in the estimated fair value of investments of $5.1 million. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended June 30, 2015.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At June 30, 2016, we held securities with gross unrealized losses of $43.5 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at June 30, 2016. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Operating revenues	$297,754	$239,553	$584,273	$484,996
Net income (loss) to shareholders	$21,957	$(2,554)	$36,030	$7,956
EBITDA	$50,898	$13,180	$92,042	$46,769

Revenues from our Markel Ventures operations increased $58.2 million and $99.3 million for the quarter and six months ended June 30, 2016, respectively, compared to the same periods of 2015. In both periods, the increase in revenues was primarily attributable to our December 2015 acquisition of CapTech and higher revenues within certain of our manufacturing operations, due in part to higher sales volume in 2016 compared to 2015.

Net income to shareholders and EBITDA from our Markel Ventures operations increased for the three and six months ended June 30, 2016 due to lower operating expenses within our manufacturing operations compared to the same periods of 2015. In 2015, operating expenses for our manufacturing operations included $17.6 million of expense recognized in the second quarter as a result of an increase in our estimate of the contingent consideration obligation related to the acquisition of Cottrell. There was no similar charge in 2016. We also experienced higher sales volume and margins at certain of our manufacturing operations as a result of continued increased demand for equipment manufactured to support transportation-related industries. The increase in net income to shareholders and EBITDA in both periods was also due in part to the acquisition of CapTech.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Markel Ventures EBITDA - Manufacturing	$35,879	$8,261	$70,518	$36,094
Markel Ventures EBITDA - Non-Manufacturing	15,019	4,919	21,524	10,675
Markel Ventures EBITDA - Total	50,898	13,180	92,042	46,769
Interest expense (1)	(3,953)	(3,330)	(7,605)	(6,868)
Income tax expense	(10,185)	1,139	(19,063)	(5,031)
Depreciation expense	(8,049)	(7,215)	(15,828)	(14,242)
Amortization of intangible assets	(6,754)	(6,328)	(13,516)	(12,672)
Markel Ventures net income (loss) to shareholders	21,957	(2,554)	36,030	7,956
Income before income taxes from other Markel operations	80,745	102,581	269,098	322,782
Income tax expense from other Markel operations	(23,905)	(8,658)	(65,961)	(48,377)
Net income to shareholders	$78,797	$91,369	$239,167	$282,361

(1)
Interest expense for the quarters ended June 30, 2016 and 2015 includes intercompany interest expense of $2.4 million and $2.5 million, respectively. Interest expense for the six months ended June 30, 2016 and 2015 includes intercompany interest expense of $4.7 million and $5.1 million, respectively.

Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes

Interest Expense

Interest expense was $33.7 million and $64.5 million for the three and six months ended June 30, 2016, respectively, compared to $29.3 million and $58.6 million for the same periods of 2015. The increase in interest expense for both periods of 2016 was due to interest expense associated with our 5.0% unsecured senior notes which were issued in the second quarter of 2016, partially offset by the partial purchase of our 7.125% unsecured senior notes and our 7.35% unsecured senior notes in the second quarter of 2016.

Loss on Early Extinguishment of Debt

On April 5, 2016, we issued $400 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds were $392.3 million. In April 2016, we used a portion of these proceeds to purchase $70.2 million of principal on our 7.35% Senior Notes due 2034 and $108.8 million of principal on our 7.125% Senior Notes due 2019 through a tender offer at a total purchase price of $95.0 million and $126.4 million, respectively. We also expect to use the proceeds from the April 2016 issuance to retire our 7.20% unsecured senior notes, when they come due April 14, 2017 ($90.6 million aggregate principal amount of those notes was outstanding at June 30, 2016), and the remainder for general corporate purposes. On May 5, 2016, we issued an additional $100 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds were $100.8 million. We expect to use the proceeds for general corporate purposes.
In connection with the tender offer and purchase, we recognized a loss on early extinguishment of debt of $44.1 million during the quarter and six months ended June 30, 2016. Replacing this debt with our 5.0% unsecured senior notes due April 5, 2046 extended the average term of our senior notes at a more favorable interest rate.

Income Taxes

The effective tax rate was 26% and 16% for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. For the six months ended June 30, 2015, the effective tax rate differs from the U.S. statutory rate of 35% primarily as a result of foreign tax credits for foreign taxes paid and tax-exempt investment income. Our recognition of foreign tax credits in 2015 had a favorable impact on our 2015 effective tax rate for the six months ended June 30, 2015 of 12%. The increase in the effective tax rate in 2016 compared to 2015 was primarily due to the 2015 impact of foreign tax credits described above, partially offset by an increase in estimated annual earnings attributable to foreign operations that are taxed at a lower rate in 2016 compared to 2015. Foreign tax credits of the magnitude recognized in 2015 are not expected in future periods.

Our effective tax rate, which is based upon the estimated annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

Comprehensive Income (Loss) to Shareholders

Comprehensive income to shareholders was $209.9 million for the second quarter of 2016 compared to a comprehensive loss to shareholders of $132.9 million for the same period of 2015. Comprehensive income to shareholders for the second quarter of 2016 included net income to shareholders of $78.8 million, an increase in net unrealized gains on investments, net of taxes, of $138.9 million and unfavorable foreign currency translation adjustments, net of taxes, of $8.1 million. Comprehensive loss to shareholders for the second quarter of 2015 included net income to shareholders of $91.4 million, a decrease in net unrealized gains on investments, net of taxes, of $235.2 million and favorable foreign currency translation adjustments, net of taxes, of $10.4 million.

Comprehensive income to shareholders was $606.9 million for the six months ended June 30, 2016 compared to $148.9 million for the same period of 2015. Comprehensive income to shareholders for the six months ended June 30, 2016 included net income to shareholders of $239.2 million, an increase in net unrealized gains on investments, net of taxes, of $364.7 million and favorable foreign currency translation adjustments, net of taxes, of $2.2 million. Comprehensive income to shareholders for the six months ended June 30, 2015 included net income to shareholders of $282.4 million, a decrease in net unrealized gains on investments, net of taxes, of $123.0 million and unfavorable foreign currency translation adjustments, net of taxes, of $11.4 million.

The increase in net unrealized gains on investments, net of taxes, for both the quarter and six months ended June 30, 2016 was attributable to an increase in the fair value of both our fixed maturity and equity portfolios compared to March 31, 2016 and December 31, 2015, respectively. The increase in net unrealized gains on investments for both the quarter and six months ended June 30, 2016 was net of a $47.9 million adjustment to reclassify unrealized gains on the investments supporting future policy benefits to life and annuity benefit reserves. See note 10 of the notes to consolidated financial statements for further discussion of this adjustment.

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

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $19.2 billion at June 30, 2016 compared to $18.2 billion at December 31, 2015. Net unrealized gains on investments, net of taxes, were $1.8 billion at June 30, 2016 compared to $1.5 billion at December 31, 2015. Equity securities were $4.4 billion, or 23% of invested assets, at June 30, 2016 compared to $4.1 billion, or 22% of invested assets, at December 31, 2015.

Net cash provided by operating activities was $70.2 million for the six months ended June 30, 2016 compared $238.0 million for the same period of 2015. Net cash provided by operating activities for the six months ended June 30, 2016 included higher claims payments due to increased claims settlement activity, primarily in the U.S. Insurance segment, and higher payments for employee profit sharing and income taxes compared to the same period of 2015. Net cash provided by operating activities for the six months ended June 30, 2016 was net of a $51.9 million cash payment made in connection with a commutation that was completed during the period. Net cash provided by operating activities for the six months ended June 30, 2015 was net of a $29.0 million cash payment made to transfer out obligations under a reinsurance contract for life and annuity benefits to a third party. Net cash provided by operating activities for the six months ended June 30, 2015 was also net of a $69.9 million cash payment made in connection with a retrospective reinsurance transaction completed March 9, 2015, in which we ceded a portfolio of policies comprised of liabilities arising from A&E exposures that originated before 1992 to a third party.

Net cash used by investing activities was $920.3 million for the six months ended June 30, 2016 compared to $288.3 million for the same period of 2015. During 2016, we increased our purchases of fixed maturities and also allocated funds for purchases of equity securities. Cash flows from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $229.9 million for the six months ended June 30, 2016 compared to net cash used by financing activities of $48.3 million for the same period of 2015. On April 5, 2016, we issued $400 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds were $392.3 million. In April 2016, we used a portion of these proceeds to purchase $70.2 million of principal on our 7.35% Senior Notes due 2034 and $108.8 million of principal on our 7.125% Senior Notes due 2019 through a tender offer at a total purchase price $95.0 million and $126.4 million, respectively. On May 5, 2016, the Company issued an additional $100 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds to the Company were $100.8 million. Cash of $15.2 million and $22.7 million was used to repurchase shares of our common stock during the first six months of 2016 and 2015, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 24% at June 30, 2016 and 22% at December 31, 2015. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $1.8 billion and $1.6 billion of invested assets at June 30, 2016 and December 31, 2015, respectively. The increase in invested assets is primarily the result of net proceeds from the net issuance of long-term debt during the second quarter of 2016.

Shareholders' equity was $8.4 billion at June 30, 2016 and $7.8 billion at December 31, 2015. Book value per share increased to $603.13 at June 30, 2016 from $561.23 at December 31, 2015, primarily due to $606.9 million of comprehensive income to shareholders for the six months ended June 30, 2016.

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
Certain of our non-U.S. insurance operations underwrite global marine hull policies and global marine hull war policies that provide coverage for vessels or fleets navigating into and out of ports worldwide, potentially including Iran. Under a global marine hull war policy, the insured is required to give notice before entering designated areas, including Iran. During the quarter ended June 30, 2016 we have received notice(s) that one or more vessels covered by a global marine hull war policy were entering Iranian waters. However, no additional premium is required under global marine hull policies or global marine hull war policies for calling into Iran. During the quarter ended June 30, 2016, we have not been asked to cover a specific voyage into or out of Iran that would result in a separate, allocable premium for that voyage.
Certain of our non-U.S. reinsurance operations underwrite marine, energy, aviation and trade credit treaties on a worldwide basis and, as a result, it is possible that the underlying insurance portfolios may have exposure to the Iranian petroleum industry and its related products and service providers.
During the quarter ended June 30, 2016, we agreed to provide two energy construction reinsurance contracts in Iran through our syndicate at Lloyd’s. We expect our portion of the premium for both contracts to be approximately $2 million in the aggregate. Except for these two contracts, we are not aware of any premium apportionment with respect to underwriting, insurance or reinsurance activities of our non-U.S. insurance subsidiaries reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance portfolios underlying our reinsurance treaties, we believe that the premiums associated with such business would be immaterial.
Our non-U.S. insurance subsidiaries intend to continue to provide insurance and reinsurance for coverage of Iran-related risks, if at all, only to the extent permitted under, and in accordance with, General License H or other applicable economic or trade sanctions requirements or licenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign currency exchange rate risk associated with our international operations. Various companies within our Markel Ventures operations are subject to commodity risk; however, this risk is not material to the Company. During the six months ended June 30, 2016, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2015.

The estimated fair value of our investment portfolio at June 30, 2016 was $19.2 billion, 77% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 23% of which was invested in equity securities. At December 31, 2015, the estimated fair value of our investment portfolio was $18.2 billion, 78% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 22% of which was invested in equity securities.

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2016, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the six months ended June 30, 2016, there were no material changes in our foreign government fixed maturity holdings.

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

There were no changes in our internal control over financial reporting during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	our acquisition of insurance and non-insurance businesses may increase our operational and control risks for a period of time;

•	we may not realize the contemplated benefits, including cost savings and synergies, of our acquisitions;

•	any determination requiring the write-off of a significant portion of our goodwill and intangible assets;

•	the loss of services of any executive officer or other key personnel could adversely impact one or more of our operations;

•	our expanding international operations expose us to increased investment, political and economic risks, including foreign currency exchange rate and credit risk;

•	the vote by the United Kingdom to leave the European Union, which could have adverse consequences for our business, particularly our London-based international insurance operations;

•	our ability to raise third party capital for existing or new investment vehicles and risks related to our management of third party capital;

•	the effectiveness of our procedures for compliance with existing and ever increasing guidelines, policies and legal and regulatory standards, rules, laws and regulations;

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
The United Kingdom’s vote to leave, and the eventual exit of the United Kingdom from, the European Union could adversely affect us. On June 23, 2016, the United Kingdom (U.K.) voted to exit the European Union (E.U.) ("Brexit"). The U.K. has not yet given official notice of its intention to leave the E.U. Once that notice is given, a minimum two-year period would commence during which the U.K. and the E.U. would negotiate the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. After Brexit terms are agreed, Brexit could be implemented in stages over a multi-year period. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could impair the ability of both Markel International Insurance Company Limited (MIICL) and our Lloyd's syndicate to transact business in E.U. countries and the basis on which MIICL’s branches can operate in the E.U. could be limited or cease. We may decide to relocate certain of our European operations to a member country of the E.U. in order to continue transacting business in the E.U. The Brexit vote had an immediate adverse effect on global financial markets, including foreign currency markets, and could continue to contribute to instability in global financial markets and in European and worldwide economic or market conditions, both during and after the Brexit process. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of August 2016.

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

10.1	2016 Equity Incentive Compensation Plan (10.1)[l]

10.2	2016 Employee Stock Purchase and Bonus Plan (10.2)[l]

10.3	Form of Performance Based Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan*

10.4	Form of Time Based (Cliff Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan*

10.5	Form of Time Based (Graded Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan*

10.6	Form of Restricted Stock Award Agreement for Outside Directors for the 2016 Equity Incentive Compensation Plan*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 2, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	Filed with this report.

a.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 13, 2011.

b.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on November 20, 2015.

c.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 5, 2001.

d.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on August 11, 2004.

e.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on September 21, 2009.

f.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 31, 2011.

g.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on June 29, 2012.

h.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 7, 2013.

i.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on March 31, 2016.

j.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2013.

k.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended June 30, 2014.

l.	Incorporated by reference from the Exhibit shown in parentheses filed with the Commission in the Registrant's report on Form 8-K filed on May 19, 2016.