Form 10-Q
period 2016-09-30
MARKEL CORP
filed 2016-11-01
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 25, 2016: 13,991,499

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,563,157 in 2016 and $9,038,158 in 2015)	$10,318,487	$9,394,468
Equity securities (cost of $2,424,757 in 2016 and $2,208,834 in 2015)	4,510,427	4,074,475
Short-term investments (estimated fair value approximates cost)	1,989,305	1,642,261
Total Investments	16,818,219	15,111,204
Cash and cash equivalents	2,156,398	2,630,009
Restricted cash and cash equivalents	383,971	440,132
Receivables	1,312,685	1,113,703
Reinsurance recoverable on unpaid losses	2,041,928	2,016,665
Reinsurance recoverable on paid losses	62,254	50,123
Deferred policy acquisition costs	409,195	352,756
Prepaid reinsurance premiums	354,186	322,362
Goodwill	1,165,892	1,167,844
Intangible assets	733,415	792,372
Other assets	965,502	941,945
Total Assets	$26,403,645	$24,939,115
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,258,290	$10,251,953
Life and annuity benefits	1,155,672	1,123,275
Unearned premiums	2,474,277	2,166,105
Payables to insurance and reinsurance companies	256,793	224,921
Senior long-term debt and other debt (estimated fair value of $2,847,000 in 2016 and $2,403,000 in 2015)	2,589,350	2,239,271
Other liabilities	1,064,328	1,030,023
Total Liabilities	17,798,710	17,035,548
Redeemable noncontrolling interests	70,660	62,958
Commitments and contingencies
Shareholders' equity:
Common stock	3,365,750	3,342,357
Retained earnings	3,433,891	3,137,285
Accumulated other comprehensive income	1,727,642	1,354,508
Total Shareholders' Equity	8,527,283	7,834,150
Noncontrolling interests	6,992	6,459
Total Equity	8,534,275	7,840,609
Total Liabilities and Equity	$26,403,645	$24,939,115
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$974,244	$963,675	$2,882,789	$2,864,882
Net investment income	93,147	87,060	279,437	270,521
Net realized investment gains (losses):
Other-than-temporary impairment losses	—	(18,281)	(12,080)	(23,373)
Net realized investment gains, excluding other-than-temporary impairment losses	27,416	3,574	77,916	20,342
Net realized investment gains (losses)	27,416	(14,707)	65,836	(3,031)
Other revenues	336,475	306,736	955,339	817,151
Total Operating Revenues	1,431,282	1,342,764	4,183,401	3,949,523
OPERATING EXPENSES
Losses and loss adjustment expenses	579,405	484,737	1,564,925	1,467,926
Underwriting, acquisition and insurance expenses	372,521	365,619	1,112,789	1,085,956
Amortization of intangible assets	17,010	18,914	51,474	50,503
Other expenses	309,713	290,749	862,715	763,986
Total Operating Expenses	1,278,649	1,160,019	3,591,903	3,368,371
Operating Income	152,633	182,745	591,498	581,152
Interest expense	33,152	30,064	97,690	88,664
Loss on early extinguishment of debt	—	—	44,100	—
Income Before Income Taxes	119,481	152,681	449,708	492,488
Income tax expense	36,060	48,271	121,968	101,619
Net Income	83,421	104,410	327,740	390,869
Net income (loss) attributable to noncontrolling interests	(375)	1,891	4,777	5,989
Net Income to Shareholders	$83,796	$102,519	$322,963	$384,880

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$23,098	$(149,266)	$411,394	$(258,386)
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(17)	(8)	(40)	111
Reclassification adjustments for net gains (losses) included in net income	(9,758)	6,000	(33,308)	(8,037)
Change in net unrealized gains on investments, net of taxes	13,323	(143,274)	378,046	(266,312)
Change in foreign currency translation adjustments, net of taxes	(8,349)	(10,854)	(6,141)	(22,283)
Change in net actuarial pension loss, net of taxes	390	475	1,247	1,407
Total Other Comprehensive Income (Loss)	5,364	(153,653)	373,152	(287,188)
Comprehensive Income (Loss)	88,785	(49,243)	700,892	103,681
Comprehensive income (loss) attributable to noncontrolling interests	(376)	1,900	4,795	5,942
Comprehensive Income (Loss) to Shareholders	$89,161	$(51,143)	$696,097	$97,739

NET INCOME PER SHARE
Basic	$5.62	$7.43	$22.27	$27.76
Diluted	$5.60	$7.39	$22.16	$27.60

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2014	13,962	$3,308,395	$2,581,866	$1,704,557	$7,594,818	$7,184	$7,602,002	$61,048
Net income			384,880	—	384,880	745	385,625	5,244
Other comprehensive loss			—	(287,141)	(287,141)	—	(287,141)	(47)
Comprehensive Income					97,739	745	98,484	5,197
Issuance of common stock	20	3,971	—	—	3,971	—	3,971	—
Repurchase of common stock	(32)	—	(27,262)	—	(27,262)	—	(27,262)	—
Restricted stock units expensed	—	19,983	—	—	19,983	—	19,983	—
Adjustment of redeemable noncontrolling interests	—	—	3,091	—	3,091	—	3,091	(3,091)
Purchase of noncontrolling interest	—	(1,447)	—	—	(1,447)	—	(1,447)	(8,224)
Other	—	4,306	31	—	4,337	348	4,685	(4,346)
September 30, 2015	13,950	$3,335,208	$2,942,606	$1,417,416	$7,695,230	$8,277	$7,703,507	$50,584

December 31, 2015	13,959	$3,342,357	$3,137,285	$1,354,508	$7,834,150	$6,459	$7,840,609	$62,958
Net income			322,963	—	322,963	605	323,568	4,172
Other comprehensive income			—	373,134	373,134	—	373,134	18
Comprehensive Income					696,097	605	696,702	4,190
Issuance of common stock	48	4,531	—	—	4,531	—	4,531	—
Repurchase of common stock	(16)	—	(15,503)	—	(15,503)	—	(15,503)	—
Restricted stock units expensed	—	18,512	—	—	18,512	—	18,512	—
Adjustment of redeemable noncontrolling interests	—	—	(10,909)	—	(10,909)	—	(10,909)	10,909
Purchase of noncontrolling interest	—	350	—	—	350	—	350	(3,517)
Other	—	—	55	—	55	(72)	(17)	(3,880)
September 30, 2016	13,991	$3,365,750	$3,433,891	$1,727,642	$8,527,283	$6,992	$8,534,275	$70,660

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$327,740	$390,869
Adjustments to reconcile net income to net cash provided by operating activities	(3,383)	159,516
Net Cash Provided By Operating Activities	324,357	550,385
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	330,110	211,479
Proceeds from maturities, calls and prepayments of fixed maturities	734,010	1,162,500
Cost of fixed maturities and equity securities purchased	(1,728,396)	(928,601)
Net change in short-term investments	(340,742)	(687,673)
Proceeds from sales of equity method investments	9,325	22,204
Cost of equity method investments	(4,226)	(21,464)
Change in restricted cash and cash equivalents	61,071	136,203
Additions to property and equipment	(49,565)	(62,055)
Acquisitions, net of cash acquired	(5,762)	—
Other	(392)	(761)
Net Cash Used By Investing Activities	(994,567)	(168,168)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	553,537	49,771
Repayment of senior long-term debt and other debt	(260,086)	(55,743)
Premiums and fees related to early extinguishment of debt	(43,691)	—
Repurchases of common stock	(15,503)	(27,262)
Issuance of common stock	4,531	3,971
Payment of contingent consideration	(14,219)	(9,263)
Purchase of noncontrolling interests	(3,167)	(12,474)
Distributions to noncontrolling interests	(3,931)	(3,724)
Other	(14,478)	(1,957)
Net Cash Provided (Used) By Financing Activities	202,993	(56,681)
Effect of foreign currency rate changes on cash and cash equivalents	(6,394)	(24,504)
Increase (decrease) in cash and cash equivalents	(473,611)	301,032
Cash and cash equivalents at beginning of period	2,630,009	1,960,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,156,398	$2,261,201

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

The consolidated balance sheet as of September 30, 2016, the related consolidated statements of income and comprehensive income (loss) for the quarters and nine months ended September 30, 2016 and 2015, and the consolidated statements of changes in equity and cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2015 was derived from Markel Corporation's audited annual consolidated financial statements.

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

During the second quarter of 2016, the Company early adopted FASB ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment award transactions. Under the new guidance, all excess tax benefits or deficiencies associated with share-based payment award transactions are required to be recognized as an income tax benefit or expense in net income when the awards vest or are settled, with the corresponding cash flows recognized as an operating activity in the statement of cash flows. Excess tax benefits and deficiencies are no longer recognized in additional paid-in-capital. The new guidance also allows an employer to repurchase more of an employee's shares for tax witholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur, rather than estimating forfeitures upon issuance of the award. Upon adoption of ASU No. 2016-09, the Company elected to account for forfeitures as they occur, which had no impact on the consolidated financial statements. The provisions of ASU No. 2016-09 were adopted as of January 1, 2016 on a prospective basis and did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Some of the topics covered by the ASU include the classification of debt prepayment and extinguishment costs, contingent consideration payments made after a business combination and distributions from equity method investees. ASU No. 2016-15 becomes effective for the Company during the first quarter of 2018 and will be applied using a retrospective transition approach. Early adoption is permitted. The Company is currently evaluating ASU No. 2016-15 to determine the potential impact that adopting this standard will have on the consolidated statements of cash flows. Adoption of this ASU will not impact the Company's financial position or results of operations and is not expected to have a material impact on the Company's consolidated statements of cash flows.

3. Acquisitions

In December 2015, the Company acquired 80% of the outstanding shares of CapTech Ventures, Inc. (CapTech), a privately held company headquartered in Richmond, Virginia. CapTech is a management and IT consulting firm, providing services and solutions to a wide array of customers. Total consideration for the CapTech acquisition was $60.6 million, which included the estimated fair value of contingent consideration the Company expected to pay based on CapTech's earnings, as defined in the stock purchase agreement, through 2018. As of December 31, 2015, the purchase price was preliminarily allocated to the acquired assets and liabilities based on the estimated fair values at the acquisition date. During the first quarter of 2016, the Company completed the process of determining the fair value of the assets and liabilities acquired with CapTech. There were no material adjustments to the provisional estimates recorded as of December 31, 2015. However, during the third quarter of 2016, the Company increased its estimate of the contingent consideration it expects to pay based on an increase in the estimate of CapTech's earnings beyond the initial projection, which resulted in a charge to other expenses of $10.3 million. Results attributable to this acquisition are included with the Company's non-insurance operations, which are not included in a reportable segment.

4. Investments

a)The following tables summarize the Company's available-for-sale investments.

	September 30, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$659,539	$24,943	$(99)	$—	$684,383
Obligations of states, municipalities and political subdivisions	4,259,553	318,183	(3,081)	—	4,574,655
Foreign governments	1,334,364	237,498	(15)	—	1,571,847
Commercial mortgage-backed securities	981,613	46,791	(396)	—	1,028,008
Residential mortgage-backed securities	780,631	49,568	(586)	(2,258)	827,355
Asset-backed securities	27,911	83	(16)	—	27,978
Corporate bonds	1,519,546	87,459	(1,071)	(1,673)	1,604,261
Total fixed maturities	9,563,157	764,525	(5,264)	(3,931)	10,318,487
Equity securities:
Insurance, banks and other financial institutions	841,416	807,430	(9,770)	—	1,639,076
Industrial, consumer and all other	1,583,341	1,295,784	(7,774)	—	2,871,351
Total equity securities	2,424,757	2,103,214	(17,544)	—	4,510,427
Short-term investments	1,989,124	181	—	—	1,989,305
Investments, available-for-sale	$13,977,038	$2,867,920	$(22,808)	$(3,931)	$16,818,219

	December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$695,652	$9,836	$(4,781)	$—	$700,707
Obligations of states, municipalities and political subdivisions	3,817,136	204,302	(8,225)	—	4,013,213
Foreign governments	1,302,329	115,809	(1,681)	—	1,416,457
Commercial mortgage-backed securities	657,670	6,867	(4,999)	—	659,538
Residential mortgage-backed securities	837,964	22,563	(4,022)	(2,258)	854,247
Asset-backed securities	36,462	15	(406)	—	36,071
Corporate bonds	1,690,945	41,123	(16,209)	(1,624)	1,714,235
Total fixed maturities	9,038,158	400,515	(40,323)	(3,882)	9,394,468
Equity securities:
Insurance, banks and other financial institutions	651,002	690,271	(6,551)	—	1,334,722
Industrial, consumer and all other	1,557,832	1,227,052	(45,131)	—	2,739,753
Total equity securities	2,208,834	1,917,323	(51,682)	—	4,074,475
Short-term investments	1,642,103	167	(9)	—	1,642,261
Investments, available-for-sale	$12,889,095	$2,318,005	$(92,014)	$(3,882)	$15,111,204

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2016
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$26,599	$(96)	$7,700	$(3)	$34,299	$(99)
Obligations of states, municipalities and political subdivisions	156,618	(1,404)	42,834	(1,677)	199,452	(3,081)
Foreign governments	7,159	(10)	5,015	(5)	12,174	(15)
Commercial mortgage-backed securities	14,318	(45)	43,475	(351)	57,793	(396)
Residential mortgage-backed securities	7,473	(2,311)	85,864	(533)	93,337	(2,844)
Asset-backed securities	6,312	(5)	6,236	(11)	12,548	(16)
Corporate bonds	73,320	(1,736)	95,302	(1,008)	168,622	(2,744)
Total fixed maturities	291,799	(5,607)	286,426	(3,588)	578,225	(9,195)
Equity securities:
Insurance, banks and other financial institutions	22,769	(1,456)	37,751	(8,314)	60,520	(9,770)
Industrial, consumer and all other	23,713	(2,315)	138,245	(5,459)	161,958	(7,774)
Total equity securities	46,482	(3,771)	175,996	(13,773)	222,478	(17,544)
Total	$338,281	$(9,378)	$462,422	$(17,361)	$800,703	$(26,739)

At September 30, 2016, the Company held 220 securities with a total estimated fair value of $800.7 million and gross unrealized losses of $26.7 million. Of these 220 securities, 118 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $462.4 million and gross unrealized losses of $17.4 million. Of these securities, 101 securities were fixed maturities and 17 were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

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

c)The amortized cost and estimated fair value of fixed maturities at September 30, 2016 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$798,670	$803,039
Due after one year through five years	1,292,802	1,349,605
Due after five years through ten years	1,650,289	1,791,219
Due after ten years	4,031,241	4,491,283
	7,773,002	8,435,146
Commercial mortgage-backed securities	981,613	1,028,008
Residential mortgage-backed securities	780,631	827,355
Asset-backed securities	27,911	27,978
Total fixed maturities	$9,563,157	$10,318,487

d)The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Interest:
Municipal bonds (tax-exempt)	$22,136	$21,979	$66,621	$72,124
Municipal bonds (taxable)	16,710	14,667	48,820	42,917
Other taxable bonds	36,697	34,368	108,975	103,519
Short-term investments, including overnight deposits	2,878	1,287	7,823	3,654
Dividends on equity securities	17,308	17,887	51,718	55,544
Income (loss) from equity method investments	1,232	(4)	4,900	3,052
Other	(60)	37	2,614	577
	96,901	90,221	291,471	281,387
Investment expenses	(3,754)	(3,161)	(12,034)	(10,866)
Net investment income	$93,147	$87,060	$279,437	$270,521

e)The following table presents net realized investment gains (losses) and the change in net unrealized gains on investments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Realized gains:
Sales of fixed maturities	$3,698	$435	$4,658	$2,769
Sales of equity securities	18,418	11,329	63,931	34,285
Other	423	1,026	1,117	3,297
Total realized gains	22,539	12,790	69,706	40,351
Realized losses:
Sales of fixed maturities	(60)	(3,730)	(608)	(3,947)
Sales of equity securities	(4,187)	(400)	(6,672)	(672)
Other-than-temporary impairments	—	(18,281)	(12,080)	(23,373)
Other	(55)	(279)	(2,972)	(364)
Total realized losses	(4,302)	(22,690)	(22,332)	(28,356)
Gains (losses) on securities measured at fair value through net income	9,179	(4,807)	18,462	(15,026)
Net realized investment gains (losses)	$27,416	$(14,707)	$65,836	$(3,031)
Change in net unrealized gains on investments included in other comprehensive income (loss):
Fixed maturities	$(53,962)	$102,844	$399,020	$(77,369)
Equity securities	80,285	(313,075)	220,029	(319,522)
Short-term investments	58	45	23	36
Net increase (decrease)	$26,381	$(210,186)	$619,072	$(396,855)

There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended September 30, 2016. For the nine months ended September 30, 2016, other-than-temporary impairment losses recognized in net income and included in net realized investment gains totaled $12.1 million and were attributable to 21 equity securities. The write downs for the nine-month period included $10.8 million related to equities in industrial, consumer, or other types of businesses and $1.3 million related to equities in insurance, banks, and other financial institutions. For the quarter ended September 30, 2015, other-than-temporary impairment losses recognized in net income and included in net realized investment losses totaled $18.3 million and were attributable to eight equity securities. The write downs for the quarter included $14.3 million related to equities in industrial, consumer, or other types of businesses and $4.0 million related to equities in insurance, banks, and other financial institutions. For the nine months ended September 30, 2015, other-than-temporary impairment losses recognized in net income and included in net realized investment losses totaled $23.4 million and were attributable to 16 equity securities. The write downs for the nine-month period included $18.8 million related to equities in industrial, consumer, or other types of businesses and $4.6 million related to equities in insurance, banks, and other financial institutions.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$684,383	$—	$684,383
Obligations of states, municipalities and political subdivisions	—	4,574,655	—	4,574,655
Foreign governments	—	1,571,847	—	1,571,847
Commercial mortgage-backed securities	—	1,028,008	—	1,028,008
Residential mortgage-backed securities	—	827,355	—	827,355
Asset-backed securities	—	27,978	—	27,978
Corporate bonds	—	1,604,261	—	1,604,261
Total fixed maturities	—	10,318,487	—	10,318,487
Equity securities:
Insurance, banks and other financial institutions	1,448,672	—	190,404	1,639,076
Industrial, consumer and all other	2,871,351	—	—	2,871,351
Total equity securities	4,320,023	—	190,404	4,510,427
Short-term investments	1,903,399	85,906	—	1,989,305
Total investments available-for-sale	$6,223,422	$10,404,393	$190,404	$16,818,219

	December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$700,707	$—	$700,707
Obligations of states, municipalities and political subdivisions	—	4,013,213	—	4,013,213
Foreign governments	—	1,416,457	—	1,416,457
Commercial mortgage-backed securities	—	659,538	—	659,538
Residential mortgage-backed securities	—	854,247	—	854,247
Asset-backed securities	—	36,071	—	36,071
Corporate bonds	—	1,714,235	—	1,714,235
Total fixed maturities	—	9,394,468	—	9,394,468
Equity securities:
Insurance, banks and other financial institutions	1,334,722	—	—	1,334,722
Industrial, consumer and all other	2,739,753	—	—	2,739,753
Total equity securities	4,074,475	—	—	4,074,475
Short-term investments	1,529,924	112,337	—	1,642,261
Total investments available-for-sale	$5,604,399	$9,506,805	$—	$15,111,204

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Equity securities, beginning of period	$183,523	$—	$—	$—
Purchases	—	—	195,250	—
Sales	—	—	(25,000)	—
Total gains included in:
Net income	6,881	—	20,154	—
Other comprehensive income (loss)	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Equity securities, end of period	$190,404	$—	$190,404	$—
Net unrealized gains included in net income relating to assets held at September 30, 2016 and 2015 (1)	$6,881	$—	$20,154	$—
(1) Included in net realized investment gains in the consolidated statements of income and comprehensive income (loss).

There were no transfers into or out of Level 1 and Level 2 during the quarter and nine months ended September 30, 2016 and 2015.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2016 and 2015.

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

	Quarter Ended September 30, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$663,196	$269,093	$196,948	$536		$—	$1,129,773
Net written premiums	562,215	209,656	157,043	469		—	929,383

Earned premiums	548,792	218,968	206,018	466		—	974,244
Losses and loss adjustment expenses:
Current accident year	(370,435)	(159,812)	(129,875)	—		—	(660,122)
Prior accident years	21,471	42,705	19,135	(2,594)		—	80,717
Underwriting, acquisition and insurance expenses	(206,628)	(82,791)	(82,490)	(612)		—	(372,521)
Underwriting profit (loss)	(6,800)	19,070	12,788	(2,740)		—	22,318
Net investment income	—	—	—	—		93,147	93,147
Net realized investment gains	—	—	—	—		27,416	27,416
Other revenues (insurance)	1,285	419	—	466		—	2,170
Other expenses (insurance)	(670)	(677)	—	(4,232)		—	(5,579)
Segment profit (loss)	$(6,185)	$18,812	$12,788	$(6,506)		$120,563	$139,472
Other revenues (non-insurance)							334,305
Other expenses (non-insurance)							(304,134)
Amortization of intangible assets							(17,010)
Interest expense							(33,152)
Income before income taxes							$119,481
U.S. GAAP combined ratio (1)	101%	91%	94%	NM	(2)		98%

	Quarter Ended September 30, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$635,926	$284,576	$239,094	$(1,232)		$—	$1,158,364
Net written premiums	536,285	213,423	204,336	(860)		—	953,184

Earned premiums	534,615	225,034	204,825	(799)		—	963,675
Losses and loss adjustment expenses:
Current accident year	(357,400)	(162,024)	(128,428)	—		—	(647,852)
Prior accident years	74,976	57,860	24,241	6,038		—	163,115
Underwriting, acquisition and insurance expenses	(200,272)	(92,680)	(72,449)	(218)		—	(365,619)
Underwriting profit	51,919	28,190	28,189	5,021		—	113,319
Net investment income	—	—	—	—		87,060	87,060
Net realized investment losses	—	—	—	—		(14,707)	(14,707)
Other revenues (insurance)	(41)	1,096	246	42		—	1,343
Other expenses (insurance)	(960)	(1,379)	—	(6,913)		—	(9,252)
Segment profit (loss)	$50,918	$27,907	$28,435	$(1,850)		$72,353	$177,763
Other revenues (non-insurance)							305,393
Other expenses (non-insurance)							(281,497)
Amortization of intangible assets							(18,914)
Interest expense							(30,064)
Income before income taxes							$152,681
U.S. GAAP combined ratio (1)	90%	87%	86%	NM	(2)		88%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$2,000,454	$879,078	$920,038	$515		$—	$3,800,085
Net written premiums	1,694,193	680,691	786,450	555		—	3,161,889

Earned premiums	1,614,588	637,365	630,151	685		—	2,882,789
Losses and loss adjustment expenses:
Current accident year	(1,038,860)	(451,741)	(413,044)	—		—	(1,903,645)
Prior accident years	126,457	111,359	90,140	10,764		—	338,720
Underwriting, acquisition and insurance expenses	(617,006)	(267,959)	(227,138)	(686)		—	(1,112,789)
Underwriting profit	85,179	29,024	80,109	10,763		—	205,075
Net investment income	—	—	—	—		279,437	279,437
Net realized investment gains	—	—	—	—		65,836	65,836
Other revenues (insurance)	3,662	5,149	—	1,407		—	10,218
Other expenses (insurance)	(2,078)	(4,368)	—	(19,432)		—	(25,878)
Segment profit (loss)	$86,763	$29,805	$80,109	$(7,262)		$345,273	$534,688
Other revenues (non-insurance)							945,121
Other expenses (non-insurance)							(836,837)
Amortization of intangible assets							(51,474)
Interest expense							(97,690)
Loss on early extinguishment of debt							(44,100)
Income before income taxes							$449,708
U.S. GAAP combined ratio (1)	95%	95%	87%	NM	(2)		93%

	Nine Months Ended September 30, 2015
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,890,144	$911,962	$875,676	$(1,159)		$—	$3,676,623
Net written premiums	1,587,092	700,260	736,068	(462)		—	3,022,958

Earned premiums	1,569,615	654,936	640,719	(388)		—	2,864,882
Losses and loss adjustment expenses:
Current accident year	(1,015,492)	(479,764)	(431,791)	—		—	(1,927,047)
Prior accident years	211,177	177,883	65,746	4,315		—	459,121
Underwriting, acquisition and insurance expenses	(597,388)	(266,091)	(222,172)	(305)		—	(1,085,956)
Underwriting profit	167,912	86,964	52,502	3,622		—	311,000
Net investment income	—	—	—	—		270,521	270,521
Net realized investment losses	—	—	—	—		(3,031)	(3,031)
Other revenues (insurance)	3,564	7,398	1,138	369		—	12,469
Other expenses (insurance)	(3,149)	(4,101)	—	(17,610)		—	(24,860)
Segment profit (loss)	$168,327	$90,261	$53,640	$(13,619)		$267,490	$566,099
Other revenues (non-insurance)							804,682
Other expenses (non-insurance)							(739,126)
Amortization of intangible assets							(50,503)
Interest expense							(88,664)
Income before income taxes							$492,488
U.S. GAAP combined ratio (1)	89%	87%	92%	NM	(2)		89%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2016	December 31, 2015
Segment assets:
Investing	$19,235,156	$18,056,947
Underwriting	5,681,650	5,385,126
Total segment assets	24,916,806	23,442,073
Non-insurance operations	1,486,839	1,497,042
Total assets	$26,403,645	$24,939,115

7. Senior Long-Term Debt

In the second quarter of 2016, the Company issued $500 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds to the Company were $493.1 million. The Company used a portion of these proceeds to purchase $70.2 million of principal on its 7.35% Senior Notes due 2034 and $108.8 million of principal on its 7.125% Senior Notes due 2019 through a tender offer at a total purchase price of $95.0 million and $126.4 million, respectively. The Company also expects to use the proceeds from this issuance to retire its 7.20% unsecured senior notes, when they come due April 14, 2017 ($90.6 million aggregate principal amount of those notes was outstanding at September 30, 2016), and the remainder for general corporate purposes.
In connection with the tender offer and purchase, the Company recognized a loss on early extinguishment of debt of $44.1 million during the nine months ended September 30, 2016.

8. Other Revenues and Other Expenses

The following tables summarize the components of other revenues and other expenses.

	Quarter Ended September 30,
	2016		2015
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$1,704	$1,347	$1,055	$2,339
Life and annuity	466	4,232	42	6,913
Other	—	—	246	—
	2,170	5,579	1,343	9,252
Non-Insurance:
Markel Ventures: Manufacturing	203,909	171,595	216,057	192,707
Markel Ventures: Non-Manufacturing	117,433	115,529	83,098	83,104
Investment management	8,297	10,385	—	—
Other	4,666	6,625	6,238	5,686
	334,305	304,134	305,393	281,497
Total	$336,475	$309,713	$306,736	$290,749

	Nine Months Ended September 30,
	2016		2015
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$8,811	$6,446	$10,043	$7,250
Life and annuity	1,407	19,432	369	17,610
Other	—	—	2,057	—
	10,218	25,878	12,469	24,860
Non-Insurance:
Markel Ventures: Manufacturing	589,752	491,188	567,960	513,087
Markel Ventures: Non-Manufacturing	315,863	295,647	216,191	209,947
Investment management	22,820	31,151	—	—
Other	16,686	18,851	20,531	16,092
	945,121	836,837	804,682	739,126
Total	$955,339	$862,715	$817,151	$763,986

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

9. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended September 30,
	2016		2015
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$888,009	$883,687	$878,269	$881,512
Assumed	241,764	292,951	280,095	293,481
Ceded	(200,390)	(202,394)	(205,180)	(211,318)
Net premiums	$929,383	$974,244	$953,184	$963,675

	Nine Months Ended September 30,
	2016		2015
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$2,724,341	$2,617,074	$2,631,734	$2,601,458
Assumed	1,075,744	878,882	1,044,889	910,640
Ceded	(638,196)	(613,167)	(653,665)	(647,216)
Net premiums	$3,161,889	$2,882,789	$3,022,958	$2,864,882

The percentage of ceded earned premiums to gross earned premiums was 17% and 18%, respectively, for the quarters ended September 30, 2016 and 2015 and 18% for the nine months ended September 30, 2016 and 2015. The percentage of assumed earned premiums to net earned premiums was 30% for the quarters ended September 30, 2016 and 2015 and 30% and 32%, respectively, for the nine months ended September 30, 2016 and 2015.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $83.3 million and $53.8 million, respectively, for the quarters ended September 30, 2016 and 2015 and $289.4 million and $285.9 million, respectively, for the nine months ended September 30, 2016 and 2015.

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During the quarter and nine months ended September 30, 2016, the Company recognized a reserve deficiency resulting from decreases in the market yield on the investment portfolio supporting the policy benefit reserves by increasing life and annuity benefits by $9.6 million and $57.5 million, respectively, and decreasing the change in net unrealized holding gains included in other comprehensive income by a corresponding amount. As of September 30, 2016, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $57.5 million.

11. Income Taxes

The effective tax rate was 27% and 21% for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. For the nine months ended September 30, 2015, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of foreign tax credits for foreign taxes paid and tax-exempt investment income. The Company's recognition of foreign tax credits in 2015 had a favorable impact on its effective tax rate for the nine months ended September 30, 2015 of 8%. The increase in the effective tax rate in 2016 compared to 2015 was primarily due to the 2015 impact of foreign tax credits described above and a decrease in estimated annual earnings attributable to foreign operations that are taxed at a lower rate in 2016 compared to 2015.

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

The Funds and the reinsurance company are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Funds or the reinsurance company, as the Company’s involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. The Company is the sole investor in one of the Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary. The Company also holds an investment in another one of the Funds ($26.0 million as of September 30, 2016) but does not have the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE, and therefore does not consolidate that Fund.

As of September 30, 2016, total assets of the Markel Diversified Fund were $166.9 million and total liabilities were $63.8 million. The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Total assets of the Markel Diversified Fund include an investment in one of the unconsolidated Funds totaling $164.4 million as of September 30, 2016, which represents 6% of the outstanding preference shares of that fund. This investment is included in equity securities (available-for-sale) on the Company’s consolidated balance sheet. Total liabilities of the Markel Diversified Fund include a $62.5 million note payable delivered as part of the consideration provided for its investment. This note payable is included in senior long-term debt and other debt on the Company’s consolidated balance sheet. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company’s general credit.

The Company’s exposure to risk from the unconsolidated Funds and reinsurance company is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of September 30, 2016, total investment and insurance assets under management of MCIM for unconsolidated VIEs were $3.4 billion.

13. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income to shareholders	$83,796	$102,519	$322,963	$384,880
Adjustment of redeemable noncontrolling interests	(4,928)	1,376	(10,909)	3,091
Adjusted net income to shareholders	$78,868	$103,895	$312,054	$387,971

Basic common shares outstanding	14,033	13,983	14,013	13,977
Dilutive potential common shares from conversion of options	3	8	4	9
Dilutive potential common shares from conversion of restricted stock	49	71	62	70
Diluted shares outstanding	14,085	14,062	14,079	14,056
Basic net income per share	$5.62	$7.43	$22.27	$27.76
Diluted net income per share	$5.60	$7.39	$22.16	$27.60

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the nine months ended September 30, 2016 and 2015.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2014	$1,793,254	$(43,491)	$(45,206)	$1,704,557
Other comprehensive loss before reclassifications	(258,275)	(22,236)	—	(280,511)
Amounts reclassified from accumulated other comprehensive income	(8,037)	—	1,407	(6,630)
Total other comprehensive income (loss)	(266,312)	(22,236)	1,407	(287,141)
September 30, 2015	$1,526,942	$(65,727)	$(43,799)	$1,417,416

December 31, 2015	$1,472,762	$(72,696)	$(45,558)	$1,354,508
Other comprehensive income (loss) before reclassifications	411,354	(6,159)	—	405,195
Amounts reclassified from accumulated other comprehensive income	(33,308)	—	1,247	(32,061)
Total other comprehensive income (loss)	378,046	(6,159)	1,247	373,134
September 30, 2016	$1,850,808	$(78,855)	$(44,311)	$1,727,642

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$8,309	$(71,549)	$196,189	$(129,546)
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	(3)	(10)	(9)	28
Reclassification adjustments for net gains (losses) included in net income	(4,811)	4,647	(12,621)	(1,025)
Change in net unrealized gains on investments	3,495	(66,912)	183,559	(130,543)
Change in foreign currency translation adjustments	2,847	829	1,152	1,662
Change in net actuarial pension loss	86	119	274	352
Total	$6,428	$(65,964)	$184,985	$(128,529)

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$—	$(18,281)	$(12,080)	$(23,373)
Net realized investment gains, excluding other-than-temporary impairment losses	14,569	7,634	58,009	32,435
Total before taxes	14,569	(10,647)	45,929	9,062
Income taxes	(4,811)	4,647	(12,621)	(1,025)
Reclassification of unrealized holding gains (losses), net of taxes	$9,758	$(6,000)	$33,308	$8,037

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(476)	$(594)	$(1,521)	$(1,759)
Income taxes	86	119	274	352
Reclassification of net actuarial pension loss, net of taxes	$(390)	$(475)	$(1,247)	$(1,407)

15. Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

16. Subsequent Events

After the end of the third quarter of 2016, the Caribbean and southeastern and mid-Atlantic regions of the United States sustained losses from Hurricane Matthew. Based on information currently available, the Company estimates its range of net incurred losses on this event is between $40 million and $100 million before income taxes. This estimated range of losses was derived based on preliminary industry loss estimates, policy level reviews and direct contact with insureds and brokers when possible. However, we are still gathering loss data from our policy holders and cedents and do not expect that all losses have been reported at this time. Potential losses associated with business interruption are also not yet clear. The Company continues to closely monitor reported claims to refine its estimate of losses, which will be recorded in the fourth quarter of 2016.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Underwriting profit	$22,318	$113,319	$205,075	$311,000
Net investment income	93,147	87,060	279,437	270,521
Net realized investment gains (losses)	27,416	(14,707)	65,836	(3,031)
Other revenues	336,475	306,736	955,339	817,151
Amortization of intangible assets	(17,010)	(18,914)	(51,474)	(50,503)
Other expenses	(309,713)	(290,749)	(862,715)	(763,986)
Interest expense	(33,152)	(30,064)	(97,690)	(88,664)
Loss on early extinguishment of debt	—	—	(44,100)	—
Income tax expense	(36,060)	(48,271)	(121,968)	(101,619)
Net (income) loss attributable to noncontrolling interests	375	(1,891)	(4,777)	(5,989)
Net income to shareholders	$83,796	$102,519	$322,963	$384,880

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

Consolidated
The following table presents selected data from our underwriting operations.

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016		2015		2016		2015
Gross premium volume	$1,129,773		$1,158,364		$3,800,085		$3,676,623
Net written premiums	929,383		953,184		3,161,889		3,022,958
Net retention	82%		82%		83%		82%
Earned premiums	974,244		963,675		2,882,789		2,864,882
Losses and loss adjustment expenses	579,405		484,737		1,564,925		1,467,926
Underwriting, acquisition and insurance expenses	372,521		365,619		1,112,789		1,085,956
Underwriting profit	22,318		113,319		205,075		311,000

U.S. GAAP Combined Ratios (1)
U.S. Insurance	101%		90%		95%		89%
International Insurance	91%		87%		95%		87%
Reinsurance	94%		86%		87%		92%
Other Insurance (Discontinued Lines)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
Markel Corporation (Consolidated)	98%		88%		93%		89%

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

Our combined ratio was 98% and 93%, respectively, for the quarter and nine months ended September 30, 2016 compared to 88% and 89%, respectively, for the same periods of 2015.

The combined ratio for the quarter ended September 30, 2016 included $50.1 million, or five points on the consolidated combined ratio, of losses and loss adjustment expenses resulting from management actions during the third quarter in response to claim trends noted by our actuaries in our medical malpractice and specified medical product lines within the U.S. Insurance segment. Of this amount, $36.5 million represents reserve strengthening on prior accident years. The adverse development on both of these product lines was driven by an increase in the proportion of business written on classes with higher claim frequencies relative to other classes of business within these product lines over the last several years, including correctional facilities and contract physician staffing. Beginning in late 2015, we saw an increase in claim frequencies on these classes, which was inconsistent with the historical trends indicated by our actuarial analyses. In recent quarters, we have continued to see steady increases in claim frequencies, as well as increases in claims payments on these classes of business. As a result, we have given more credibility to this new trend, and management increased loss reserves accordingly. In response, we have taken corrective actions for business written in the affected classes. We also experienced less favorable development of prior years' loss reserves across various other product lines within each of our ongoing underwriting segments in the third quarter of 2016 compared to the same period of 2015.

The current accident year loss ratio for the quarter ended September 30, 2016 increased slightly compared to 2015. Higher attritional losses within our U.S. Insurance segment, due in part to higher losses on our medical malpractice and specified medical product lines, and International Insurance segment were largely offset by a decrease in ultimate loss ratios across various product lines. Following the completion of two retroactive reinsurance transactions in 2015, we have less variability in our consolidated loss reserves.  Additionally, management continues to gain confidence in the actuarial projections on product lines previously written by Alterra Capital Holdings Limited, which we acquired in 2013.  As a result, management’s best estimate of the ultimate loss ratios on various product lines across all three of our ongoing underwriting segments has decreased compared to the same period of 2015. We continue to maintain a consolidated confidence level in a range consistent with our historic levels.

The increase in the consolidated combined ratio for the nine months ended September 30, 2016 was driven by less favorable development on prior years' loss reserves, partially offset by a lower current accident year loss ratio in 2016 compared to 2015.
The decrease in prior year redundancies for the nine months ended September 30, 2016 was attributable to our U.S. Insurance and International Insurance segments. In 2016, redundancies on prior years' loss reserves in our U.S. Insurance segment included $71.4 million, or two points on the consolidated combined ratio, of adverse development on our medical malpractice and specified medical product lines. Redundancies on prior years' loss reserves in 2015 included $36.0 million, or one point on the consolidated combined ratio, of favorable development attributable to a decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses, as a result of ceding a significant portion of our A&E exposures to a third party. As a result of this decrease in estimated volatility, our level of confidence in our net reserves for unpaid losses and loss adjustment expenses increased. Therefore, management reduced prior years' loss reserves in order to maintain a consolidated confidence level in a range consistent with our historic levels. This reduction in prior years' loss reserves during 2015 occurred in our U.S. Insurance and International Insurance segments.

The consolidated current accident year loss ratio included $26.1 million, or one point on the consolidated combined ratio, of underwriting loss related to the Canadian wildfires that occurred in the second quarter of 2016. The impact of these losses on the 2016 consolidated current accident year loss ratio was more than offset by lower loss ratios across several other product lines resulting from a decrease in management's best estimate of ultimate loss ratios in 2016, as described above.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 101% and 95%, respectively, for the quarter and nine months ended September 30, 2016 compared to 90% and 89%, respectively, for the same periods of 2015.

For the quarter ended September 30, 2016, the increase in the combined ratio was driven by less favorable development of prior accident years' loss reserves.

•
The current accident year loss ratio for the three months ended September 30, 2016 increased slightly compared to 2015. During 2016, we experienced higher attritional losses on our professional liability product lines, most notably our medical malpractice and specified medical product lines, as previously discussed, and on our property product lines compared to 2015. We also experienced more large loss events in 2016 than 2015. These increases were offset by lower attritional losses on our general liability product lines and a favorable impact resulting from a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The U.S. Insurance segment's combined ratio for the quarter ended September 30, 2016 included $21.5 million of favorable development on prior years' loss reserves compared to $75.0 million for the same period in 2015. The decrease in redundancies on prior years' loss reserves was driven by adverse development on our medical malpractice and specified medical product lines in 2016 and less favorable development on our property product lines in 2016 compared to 2015. For the quarter ended September 30, 2016, the combined adverse development on our medical malpractice and specified medical product lines totaled $36.5 million, or seven points on the segment combined ratio, primarily on the 2013 to 2015 accident years. Adverse development on these product lines in 2016 was more than offset by favorable development on prior years' loss reserves across several other product lines, most notably our general liability lines across several accident years. During the third quarter of 2015, favorable development on prior years' loss reserves was most significant on our general liability and property product lines.

For the nine months ended September 30, 2016, the increase in the combined ratio was driven by less favorable development of prior accident years' loss reserves.

•
The current accident year loss ratio for the nine months ended September 30, 2016 was flat compared to 2015. Higher attritional losses, primarily on our medical malpractice and specified medical product lines were largely offset by lower attritional losses, primarily on our general liability product lines, and the favorable impact resulting from a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The U.S. Insurance segment's combined ratio for the nine months ended September 30, 2016 included $126.5 million of favorable development on prior years' loss reserves compared to $211.2 million for the same period in 2015. The decrease in loss reserve redundancies was driven by adverse development on certain of our professional liability product lines in 2016 and less favorable development on our property product lines in 2016 compared to 2015. Additionally, redundancies on prior years' loss reserves in 2015 included $19.0 million, or one point on the segment combined ratio, attributable to the decrease in the volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, as previously discussed. The favorable development on prior years' loss reserves in 2016 was most significant on our general liability product lines across several accident years, on our workers' compensation product line on the 2012 through 2015 accident years, and on our property product lines on the 2013 and 2014 accident years. Favorable development on prior years' loss reserves in 2016 was partially offset by adverse development on our medical malpractice and specified medical product lines, primarily on the 2010 through 2015 accident years, as previously discussed. For the nine months ended September 30, 2016, the combined adverse development on these product lines totaled $71.4 million, or four points on the segment combined ratio. During 2015, favorable development on prior years' loss reserves was most significant on our general liability, property and workers' compensation product lines.

International Insurance Segment

The combined ratio for the International Insurance segment was 91% and 95%, respectively, for the quarter and nine months ended September 30, 2016 compared to 87% for both the quarter and nine months ended September 30, 2015.

For the quarter ended September 30, 2016, the increase in the combined ratio was driven by less favorable development of prior accident years' loss reserves and a higher current accident year loss ratio, partially offset by a lower expense ratio compared to the same period of 2015.

•
The increase in the current accident year loss ratio for the three months ended September 30, 2016 was driven by higher attritional losses and large losses in 2016 compared to 2015, primarily on our marine and energy product lines, partially offset by a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The International Insurance segment's combined ratio for the quarter ended September 30, 2016 included $42.7 million of favorable development on prior years' loss reserves compared to $57.9 million in 2015. In 2016, the favorable development on prior years' loss reserves was most significant on our professional liability product lines across several accident years. The favorable development in 2015 was most significant on our professional liability, general liability and marine and energy product lines. The decrease in favorable development on prior years' loss reserves in the third quarter of 2016 compared to the third quarter of 2015 was driven by less favorable development across various product lines.

•
The decrease in the expense ratio was primarily due to lower profit sharing in 2016 compared to 2015 and a favorable impact from a reallocation of expenses between the International Insurance segment and Reinsurance segment in the third quarter of 2016. These movements were partially offset by the impact of higher broker commissions in 2016.

For the nine months ended September 30, 2016, the increase in the combined ratio was driven by less favorable development on prior years' loss reserves and a higher expense ratio, partially offset by a lower current accident year loss ratio compared to the same period of 2015.

•
The decrease in the current accident year loss ratio for the nine months ended September 30, 2016 was driven by a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed. We also experienced lower attritional losses across various product lines in 2016, which were largely offset by higher attritional and large losses on our marine and energy product lines. The current accident year loss ratio for the nine months ended September 30, 2016 also included $4.9 million, or one point on the segment combined ratio, of underwriting loss related to the Canadian wildfires that occurred in the second quarter.

•
The International Insurance segment's combined ratio for the nine months ended September 30, 2016 included $111.4 million of favorable development on prior years' loss reserves compared to $177.9 million in 2015. The decrease in loss reserve redundancies in 2016 compared to 2015 was driven by less favorable development on our marine and energy product lines in 2016. Additionally, redundancies on prior years' loss reserves in 2015 included $17.0 million, or three points on the segment combined ratio, attributable to the decrease in the volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses during the first quarter of 2015, as previously discussed. For the nine months ended September 30, 2016, the favorable development on prior years' loss reserves was most significant on our professional liability product lines across several accident years and our marine and energy product lines, primarily on the 2012 through 2015 accident years. For the nine months ended September 30, 2015, the favorable development on prior years' loss reserves occurred across several product lines, but was most significant on our marine and energy, professional liability and general liability product lines.

•
The increase in the expense ratio was attributable to higher broker commissions in 2016 and the write off of previously capitalized software development costs in the second quarter of 2016. These increases were partially offset by lower profit sharing costs in 2016 compared to 2015.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 94% and 87%, respectively, for the quarter and nine months ended September 30, 2016 compared to 86% and 92%, respectively, for the same periods of 2015.

For the quarter ended September 30, 2016 the increase in the combined ratio was driven by a higher expense ratio and less favorable development on prior years' loss reserves compared to the same period of 2015.

•
The Reinsurance segment's combined ratio for the quarter ended September 30, 2016 included $19.1 million of favorable development on prior years' loss reserves compared to $24.2 million in 2015. The decrease in loss reserve redundancies was driven by adverse development on our professional liability lines in 2016 compared to favorable development in 2015, partially offset by more favorable development on our general liability product lines. The favorable development on prior years' loss reserves in 2016 was across several product lines but was most significant on our property product lines, primarily on the 2012 through 2015 accident years, and on our general liability product lines across several accident years. Adverse development on our professional liability lines in 2016 was driven by unfavorable claims experience across multiple accident years. The favorable development on prior years' loss reserves in 2015 was most significant on our property lines of business.

•
The increase in the expense ratio was primarily due to an unfavorable impact from a reallocation of expenses between the Reinsurance segment and International Insurance segment in the third quarter of 2016, as well as higher profit sharing expenses in 2016 compared to 2015.

For the nine months ended September 30, 2016 the decrease in the combined ratio was driven by more favorable development on prior years' loss reserves and a lower current accident year loss ratio, partially offset by a higher expense ratio compared to the same period of 2015.

•
The current accident year loss ratio for the nine months ended September 30, 2016 included $21.2 million, or three points on the segment combined ratio, of underwriting loss related to the Canadian wildfires that occurred in the second quarter. The impact of these losses on the 2016 current accident year loss ratio was more than offset by lower attritional losses and a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

•
The Reinsurance segment's combined ratio for the nine months ended September 30, 2016 included $90.1 million of favorable development on prior years' loss reserves compared to $65.7 million in 2015. The increase in loss reserve redundancies in 2016 compared to 2015 was driven by more favorable development on our workers' compensation and property product lines. The favorable development on prior years' loss reserves in 2016 was across several product lines but was most significant on our property product lines, primarily on the 2012 through 2015 accident years, and on our workers' compensation product lines across several accident years. The favorable development on prior years' loss reserves in 2015 was most significant on our general liability and property lines of business.

•	The increase in the expense ratio was primarily due to higher profit sharing expenses in 2016 compared to 2015.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting loss of $2.7 million and an underwriting profit of $10.8 million for the quarter and nine months ended September 30, 2016, respectively, compared to an underwriting profit of $5.0 million and $3.6 million, respectively, for the same periods of 2015. The underwriting profit in the first nine months of 2016 was driven by a commutation that was completed during the period.

We complete an annual review of A&E exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. During our 2015 and 2016 reviews, we determined that no adjustment to loss reserves was required.

A&E loss reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our A&E reserves are not discounted to present value and are forecasted to pay out over the next 40 to 50 years. We seek to establish appropriate reserve levels for A&E exposures; however, these reserves could be subject to increases in the future. As of September 30, 2016, our reinsurance recoverable on unpaid losses for A&E exposures was 63% of our gross reserves for A&E exposures.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
U.S. Insurance	$663,196	$635,926	$2,000,454	$1,890,144
International Insurance	269,093	284,576	879,078	911,962
Reinsurance	196,948	239,094	920,038	875,676
Other Insurance (Discontinued Lines)	536	(1,232)	515	(1,159)
Total	$1,129,773	$1,158,364	$3,800,085	$3,676,623

Gross premium volume decreased 2% for the quarter ended September 30, 2016 and increased 3% for the nine months ended September 30, 2016, compared to the same periods of 2015. The decrease in gross premium volume for the quarter ended September 30, 2016 was attributable to the Reinsurance and International Insurance segments, partially offset by higher gross premium volume in our U.S. Insurance segment. The increase in gross premium volume for the nine months ended September 30, 2016 was attributable to the U.S. Insurance and Reinsurance segments, partially offset by lower gross premium volume in our International Insurance segment.

Gross premium volume in our U.S. Insurance segment increased 4% and 6% for the quarter and nine months ended September 30, 2016, respectively. The increase in gross premium volume for the three months ended September 30, 2016 was driven by growth within our personal and general liability lines of business. The increase for the nine months ended September 30, 2016 was driven by an additional week of gross premium volume during the first quarter of 2016 compared to the same period of 2015 based on differences in the timing of our underwriting systems closings. The timing of our underwriting systems closings has a negligible impact on our premium earnings. The increase in gross premium volume in the U.S. Insurance segment for the nine months ended September 30, 2016 was also attributable to higher premium volumes, primarily within our general liability and personal lines of business.

Gross premium volume in our International Insurance segment decreased 5% and 4% for the quarter and nine months ended September 30, 2016, respectively. The decrease in gross premium volume for both periods was primarily due to an unfavorable impact from foreign currency exchange rate movements, as well as lower premium volume within our marine and energy and credit and surety product lines.

Gross premium volume in our Reinsurance segment decreased 18% for the quarter ended September 30, 2016 and increased 5% for the nine months ended September 30, 2016. For the quarter ended September 30, 2016, the decrease was driven by lower gross premium volume in our credit and surety product line as a result of a contract that was re-written and extended during the third quarter of 2015. Also contributing to the decrease in gross premium volume for the quarter ended September 30, 2016, were lower gross premium volume from our general liability, workers' compensation and auto product lines. These decreases were partially offset by an increase in gross premium volume from our property product line as a result of new business, as well as a favorable impact from the timing of renewals on multi-year contracts, which were higher in the third quarter of 2016 compared to 2015. For the nine months ended September 30, 2016, the increase in gross premium volume was driven by our general liability and property lines, due to new business and a favorable impact from the timing of renewals on multi-year contracts in 2016 compared to 2015. These increases were partially offset by lower gross premium volume within our auto, professional liability and credit and surety product lines.

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

Net Written Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
U.S. Insurance	$562,215	$536,285	$1,694,193	$1,587,092
International Insurance	209,656	213,423	680,691	700,260
Reinsurance	157,043	204,336	786,450	736,068
Other Insurance (Discontinued Lines)	469	(860)	555	(462)
Total	$929,383	$953,184	$3,161,889	$3,022,958

Net retention of gross premium volume for the quarter and nine months ended September 30, 2016 was 82% and 83%, respectively, compared to 82% for both the quarter and nine months ended September 30, 2015. The increase in net retention for the nine months ended September 30, 2016 compared to the same period of 2015 was driven by higher retention within the U.S. Insurance and Reinsurance segments. These increases are largely due to changes in mix of business.

Earned Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
U.S. Insurance	$548,792	$534,615	$1,614,588	$1,569,615
International Insurance	218,968	225,034	637,365	654,936
Reinsurance	206,018	204,825	630,151	640,719
Other Insurance (Discontinued Lines)	466	(799)	685	(388)
Total	$974,244	$963,675	$2,882,789	$2,864,882

Earned premiums for both the quarter and nine months ended September 30, 2016 increased 1%, compared to the same periods of 2015. For the quarter ended September 30, 2016, higher earned premiums in our U.S. Insurance segment were partially offset by lower earned premiums in our International Insurance segment. For the nine months ended September 30, 2016, higher earned premiums in our U.S. Insurance segment more than offset lower earned premiums in our International Insurance and Reinsurance segments. The increase in earned premiums in our U.S. Insurance segment for both periods of 2016 was primarily due to the increases in gross premium volume as described above. The decrease in earned premiums in our International Insurance segment for both the quarter and nine months ended September 30, 2016 was primarily due to an unfavorable impact from movements in foreign currency exchange rates. The decrease in earned premiums in our Reinsurance segment for the nine months ended September 30, 2016 was primarily due to lower earned premiums in our auto business, partially offset by the increase in gross premium volume in our property product line as described above. In late 2014, we ceased writing auto reinsurance in the United Kingdom. At the same time, a decision was made to decrease our quota share percentages on our non-standard auto reinsurance business in the United States.

Investing Results

The following table summarizes our investment performance.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net investment income	$93,147	$87,060	$279,437	$270,521
Net realized investment gains (losses)	$27,416	$(14,707)	$65,836	$(3,031)
Change in net unrealized gains on investments	$26,381	$(210,186)	$619,072	$(396,855)
Investment yield (1)	0.6%	0.6%	1.8%	1.8%
Taxable equivalent total investment return, before foreign currency effect			5.8%	(0.3)%
Taxable equivalent total investment return			5.8%	(1.2)%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income for the quarter ended September 30, 2016 was driven by higher bond income on our fixed maturity portfolio due to increased holdings of fixed maturity securities. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended September 30, 2016. Net realized investment gains for the nine months ended September 30, 2016 were net of $12.1 million of write downs for other-than-temporary declines in the estimated fair value of investments, all of which were attributable to equity securities. Net realized investment losses for the quarter and nine months ended September 30, 2015 included write downs for other-than-temporary declines in the estimated fair value of investments of $18.3 million and $23.4 million, respectively, all of which were attributable to equity securities.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At September 30, 2016, we held securities with gross unrealized losses of $26.7 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at September 30, 2016. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Nine Months Ended September 30,
	2016	2015
Investment yield (1)	1.8%	1.8%
Adjustment of investment yield from book value to market value	(0.3)%	(0.3)%
Net amortization of net premium on fixed maturity securities	0.3%	0.4%
Net realized investment gains and change in net unrealized gains on investments	3.8%	(2.2)%
Taxable equivalent effect for interest and dividends (2)	0.3%	0.3%
Other (3)	(0.1)%	(1.2)%
Taxable equivalent total investment return	5.8%	(1.2)%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Operating revenues	$321,342	$299,155	$905,615	$784,151
Net income to shareholders	$13,490	$6,398	$49,520	$14,354
EBITDA	$41,800	$29,502	$133,842	$76,271

Revenues from our Markel Ventures operations increased $22.2 million and $121.5 million for the quarter and nine months ended September 30, 2016, respectively, compared to the same periods of 2015. For the quarter ended September 30, 2016, the increase in revenues was primarily attributable to higher revenues in our non-manufacturing operations, primarily due to our December 2015 acquisition of CapTech, partially offset by lower revenues in our manufacturing operations, due to decreased sales volumes in several of these businesses in 2016 compared to the same period of 2015. For the nine months ended September 30, 2016, the increase in revenues was primarily due to the inclusion of CapTech in our 2016 results and to higher sales volume from one of our transportation related businesses.

Net income to shareholders and EBITDA for the quarters and nine months ended September 30, 2016 and 2015 were impacted by increases in our estimates of contingent consideration obligations. During the third quarter of 2016, operating expenses for our non-manufacturing operations included $10.3 million of expense as a result of an increase in our estimate of the contingent consideration obligation related to the acquisition of CapTech. A portion of the purchase consideration for CapTech is based on post-acquisition earnings through 2018, as defined in the purchase agreement. During the third quarter of 2016, our estimate of CapTech's earnings increased beyond our initial projection. As of September 30, 2016, the fair value of our outstanding contingent consideration obligation was $15.6 million, which we expect to pay over the next three years. While this obligation is subject to further changes based on CapTech's actual results through December 31, 2018, we do not believe the impact of such an adjustment would be material to our results of operations or cash flows. During the quarter and nine months ended September 30, 2015, operating expenses for our manufacturing operations included $9.0 million and $26.6 million, respectively, of expense as a result of an increase in our estimate of the contingent consideration obligation related to the July 2014 acquisition of Cottrell. This obligation was paid in full during the third quarter of 2016.

Net income to shareholders and EBITDA from our Markel Ventures operations also increased for the nine months ended September 30, 2016 compared to the same period of 2015 due to higher sales volumes in one of our transportation related businesses, improved results across our non-manufacturing business and the contribution of earnings from CapTech, which were largely offset by the impact of the contingent consideration adjustment previously discussed.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Markel Ventures EBITDA - Manufacturing	$35,082	$26,410	$105,600	$62,504
Markel Ventures EBITDA - Non-Manufacturing	6,718	3,092	28,242	13,767
Markel Ventures EBITDA - Total	41,800	29,502	133,842	76,271
Interest expense (1)	(4,005)	(3,404)	(11,610)	(10,272)
Income tax expense	(9,368)	(4,308)	(28,431)	(9,339)
Depreciation expense	(8,247)	(8,715)	(24,075)	(22,957)
Amortization of intangible assets	(6,690)	(6,677)	(20,206)	(19,349)
Markel Ventures net income to shareholders	13,490	6,398	49,520	14,354
Income before income taxes from other Markel operations	96,708	140,015	365,806	462,797
Income tax expense from other Markel operations	(26,402)	(43,894)	(92,363)	(92,271)
Net income to shareholders	$83,796	$102,519	$322,963	$384,880

(1)
Interest expense for the quarters ended September 30, 2016 and 2015 includes intercompany interest expense of $2.7 million and $2.1 million, respectively. Interest expense for the nine months ended September 30, 2016 and 2015 includes intercompany interest expense of $7.4 million and $7.2 million, respectively.

Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes

Interest Expense

Interest expense was $33.2 million and $97.7 million for the three and nine months ended September 30, 2016, respectively, compared to $30.1 million and $88.7 million for the same periods of 2015. The increase in interest expense for both periods of 2016 was due to interest expense associated with our 5.0% unsecured senior notes which were issued in the second quarter of 2016, partially offset by the partial purchase of our 7.125% unsecured senior notes and our 7.35% unsecured senior notes in the second quarter of 2016.

Loss on Early Extinguishment of Debt

In the second quarter of 2016, we issued $500 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds were $493.1 million. We used a portion of these proceeds to purchase $70.2 million of principal on our 7.35% Senior Notes due 2034 and $108.8 million of principal on our 7.125% Senior Notes due 2019 through a tender offer at a total purchase price of $95.0 million and $126.4 million, respectively. We also expect to use the proceeds from this issuance to retire our 7.20% unsecured senior notes, when they come due April 14, 2017 ($90.6 million aggregate principal amount of those notes was outstanding at September 30, 2016), and the remainder for general corporate purposes.
In connection with the tender offer and purchase, we recognized a loss on early extinguishment of debt of $44.1 million during the second quarter of 2016. Replacing this debt with our 5.0% unsecured senior notes due April 5, 2046 extended the average term of our senior notes at a more favorable interest rate.

Income Taxes

The effective tax rate was 27% and 21% for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. For the nine months ended September 30, 2015, the effective tax rate differs from the U.S. statutory rate of 35% primarily as a result of foreign tax credits for foreign taxes paid and tax-exempt investment income. Our recognition of foreign tax credits in 2015 had a favorable impact on our 2015 effective tax rate for the nine months ended September 30, 2015 of 8%. The increase in the effective tax rate in 2016 compared to 2015 was primarily due to the 2015 impact of foreign tax credits described above and a decrease in estimated annual earnings attributable to foreign operations that are taxed at a lower rate in 2016 compared to 2015. Foreign tax credits of the magnitude recognized in 2015 are not expected in future periods.

Our effective tax rate, which is based upon the estimated annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

Comprehensive Income (Loss) to Shareholders

Comprehensive income to shareholders was $89.2 million for the third quarter of 2016 compared to a comprehensive loss to shareholders of $51.1 million for the same period of 2015. Comprehensive income to shareholders for the third quarter of 2016 included net income to shareholders of $83.8 million, an increase in net unrealized gains on investments, net of taxes, of $13.3 million and unfavorable foreign currency translation adjustments, net of taxes, of $8.3 million. Comprehensive loss to shareholders for the third quarter of 2015 included net income to shareholders of $102.5 million, a decrease in net unrealized gains on investments, net of taxes, of $143.3 million and unfavorable foreign currency translation adjustments, net of taxes, of $10.9 million.

Comprehensive income to shareholders was $696.1 million for the nine months ended September 30, 2016 compared to $97.7 million for the same period of 2015. Comprehensive income to shareholders for the nine months ended September 30, 2016 included net income to shareholders of $323.0 million, an increase in net unrealized gains on investments, net of taxes, of $378.0 million and unfavorable foreign currency translation adjustments, net of taxes, of $6.1 million. Comprehensive income to shareholders for the nine months ended September 30, 2015 included net income to shareholders of $384.9 million, a decrease in net unrealized gains on investments, net of taxes, of $266.3 million and unfavorable foreign currency translation adjustments, net of taxes, of $22.3 million.

The increase in net unrealized gains on investments, net of taxes, for the quarter ended September 30, 2016 was attributable to an increase in the fair value of our equity portfolio, partially offset by a decrease in the fair value of our fixed maturity portfolio compared to June 30, 2016. The increase in net unrealized gains on investments, net of taxes, for the nine months ended September 30, 2016 was attributable to an increase in the fair value of both our fixed maturity and equity portfolios compared to December 31, 2015. The increase in net unrealized gains on investments for both the quarter and nine months ended September 30, 2016 were net of an adjustment of $9.6 million and $57.5 million, respectively, to reclassify unrealized gains on the investments supporting future policy benefits to life and annuity benefit reserves. See note 10 of the notes to consolidated financial statements for further discussion of this adjustment.

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

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $19.4 billion at September 30, 2016 compared to $18.2 billion at December 31, 2015. Net unrealized gains on investments, net of taxes, were $1.9 billion at September 30, 2016 compared to $1.5 billion at December 31, 2015. Equity securities were $4.5 billion, or 23% of invested assets, at September 30, 2016 compared to $4.1 billion, or 22% of invested assets, at December 31, 2015.

Net cash provided by operating activities was $324.4 million for the nine months ended September 30, 2016 compared $550.4 million for the same period of 2015. Net cash provided by operating activities for the nine months ended September 30, 2016 included higher claims payments in the U.S. Insurance segment, in particular on our professional liability lines of business, and higher payments for employee profit sharing compared to the same period of 2015. Net cash provided by operating activities for the nine months ended September 30, 2016 was net of a $51.9 million payment made in connection with a commutation that was completed during the period. Cash flows for the nine months ended September 30, 2016 also included payments totaling $47.0 million to settle contingent purchase consideration obligations, of which $32.9 million was included in operating activities.

Net cash used by investing activities was $994.6 million for the nine months ended September 30, 2016 compared to $168.2 million for the same period of 2015. During 2016, we increased our purchases of fixed maturities and also allocated funds for purchases of equity securities. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $203.0 million for the nine months ended September 30, 2016 compared to net cash used by financing activities of $56.7 million for the same period of 2015. During the second quarter of 2016, we issued $500 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds were $493.1 million. We used a portion of these proceeds to purchase $70.2 million of principal on our 7.35% Senior Notes due 2034 and $108.8 million of principal on our 7.125% Senior Notes due 2019 through a tender offer at a total purchase price $95.0 million and $126.4 million, respectively. Cash of $15.5 million and $27.3 million was used to repurchase shares of our common stock during the first nine months of 2016 and 2015, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our target capital structure includes approximately 30% debt. Our debt to capital ratio was 23% at September 30, 2016 and 22% at December 31, 2015. From time to time, our debt to capital ratio may increase due to business opportunities that may be financed in the short term with debt. Alternatively, our debt to capital ratio may fall below our target capital structure, which provides us with additional borrowing capacity to respond when future opportunities arise.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $2.0 billion and $1.6 billion of invested assets at September 30, 2016 and December 31, 2015, respectively. The increase in invested assets was primarily the result of net proceeds from the net issuance of long-term debt during the second quarter of 2016 and repayment of an intercompany note during the third quarter of 2016.

Shareholders' equity was $8.5 billion at September 30, 2016 and $7.8 billion at December 31, 2015. Book value per share increased to $609.48 at September 30, 2016 from $561.23 at December 31, 2015, primarily due to $696.1 million of comprehensive income to shareholders for the nine months ended September 30, 2016.

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
Certain of our non-U.S. insurance operations underwrite global marine hull policies and global marine hull war policies that provide coverage for vessels or fleets navigating into and out of ports worldwide, potentially including Iran. Under a global marine hull war policy, the insured is required to give notice before entering designated areas, including Iran. During the quarter ended September 30, 2016 we have received notice(s) that one or more vessels covered by a global marine hull war policy were entering Iranian waters. However, no additional premium is required under global marine hull policies or global marine hull war policies for calling into Iran. During the quarter ended September 30, 2016, we have not been asked to cover a specific voyage into or out of Iran that would result in a separate, allocable premium for that voyage.
Certain of our non-U.S. reinsurance operations underwrite marine, energy, aviation and trade credit treaties on a worldwide basis and, as a result, it is possible that the underlying insurance portfolios may have exposure to the Iranian petroleum industry and its related products and service providers.
We provide two energy construction reinsurance contracts in Iran through our syndicate at Lloyd’s. We expect our portion of the premium for both contracts to be approximately $2 million in the aggregate. Except for these two contracts, we are not aware of any premium apportionment with respect to underwriting, insurance or reinsurance activities of our non-U.S. insurance subsidiaries reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance portfolios underlying our reinsurance treaties, we believe that the premiums associated with such business would be immaterial.
Our non-U.S. insurance subsidiaries intend to continue to provide insurance and reinsurance for coverage of Iran-related risks, if at all, only to the extent permitted under, and in accordance with, General License H or other applicable economic or trade sanctions requirements or licenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign currency exchange rate risk associated with our international operations. Various companies within our Markel Ventures operations are subject to commodity risk; however, this risk is not material to the Company. During the nine months ended September 30, 2016, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2015.

The estimated fair value of our investment portfolio at September 30, 2016 was $19.4 billion, 77% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 23% of which was invested in equity securities. At December 31, 2015, the estimated fair value of our investment portfolio was $18.2 billion, 78% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 22% of which was invested in equity securities.

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 97% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2016, approximately 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the nine months ended September 30, 2016, there were no material changes in our foreign government fixed maturity holdings.

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

There were no changes in our internal control over financial reporting during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	our acquisition of insurance and non-insurance businesses may increase our operational and control risks for a period of time;

•	we may not realize the contemplated benefits, including cost savings and synergies, of our acquisitions;

•	any determination requiring the write-off of a significant portion of our goodwill and intangible assets;

•	the loss of services of any executive officer or other key personnel could adversely impact one or more of our operations;

•	our expanding international operations expose us to increased investment, political and economic risks, including foreign currency exchange rate and credit risk;

•	the vote by the United Kingdom to leave the European Union, which could have adverse consequences for our businesses, particularly our London-based international insurance operations;

•	our ability to raise third party capital for existing or new investment vehicles and risks related to our management of third party capital;

•	the effectiveness of our procedures for compliance with existing and ever increasing guidelines, policies and legal and regulatory standards, rules, laws and regulations;

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
The United Kingdom’s vote to leave, and the eventual exit of the United Kingdom from, the European Union could adversely affect us. On June 23, 2016, the United Kingdom (U.K.) voted to exit the European Union (E.U.) (Brexit). The U.K. has not yet given official notice of its intention to leave the E.U. Once that notice is given, a minimum two-year period would commence during which the U.K. and the E.U. would negotiate the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. After Brexit terms are agreed, Brexit could be implemented in stages over a multi-year period. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could impair the ability of both Markel International Insurance Company Limited (MIICL) and our Lloyd's syndicate to transact business in E.U. countries and the basis on which MIICL’s branches can operate in the E.U. could be limited or cease. We may decide to relocate certain of our European operations to a member country of the E.U. in order to continue transacting business in the E.U. The Brexit vote has had immediate adverse effects on global financial markets, including foreign currency markets, and could continue to contribute to instability in global financial markets and in European and worldwide economic or market conditions, both during and after the Brexit process. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of November 2016.

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

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 1, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

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