Form 10-K
period 2016-12-31
MARKEL CORP
filed 2017-02-24
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016
Commission File Number 001-15811
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of June 30, 2016 was approximately $12,978,000,000.
The number of shares of the registrant's Common Stock outstanding at February 6, 2017: 13,955,617.
Documents Incorporated By Reference
The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2017, referred to in Part III.

Index and Cross References-Form 10-K Annual Report

Item No.			Page
Part I
1.	Business		2-30, 138-140
1A.	Risk Factors		24-30
1B.	Unresolved Staff Comments		NONE
2.	Properties (note 6 and note 16)		57, 80
3.	Legal Proceedings (note 16)		80
4.	Mine Safety Disclosures		NONE
Part II
5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		95, 138-140
6.	Selected Financial Data		31-32
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations		96-137
7A.	Quantitative and Qualitative Disclosures About Market Risk		130-132
8.	Financial Statements and Supplementary Data The response to this item is submitted in Item 15.
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure		NONE
9A.	Controls and Procedures		33-34, 135
9B.	Other Information		NONE
Part III
10.	Directors, Executive Officers and Corporate Governance*		141
	Code of Conduct		139
11.	Executive Compensation*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13.	Certain Relationships and Related Transactions, and Director Independence*
14.	Principal Accounting Fees and Services*
*Portions of Item 10 and Items 11, 12, 13 and 14 will be incorporated by reference from the Registrant's Proxy Statement for its 2017 Annual Meeting of Shareholders pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV
15.	Exhibits, Financial Statement Schedules
	a.	Documents filed as part of this Form 10-K
	(1) Reports of Independent Registered Public Accounting Firm		34-35
Financial Statements
	Consolidated Balance Sheets		36
	Consolidated Statements of Income and Comprehensive Income		37
	Consolidated Statements of Changes in Equity		38
	Consolidated Statements of Cash Flows		39
	Notes to Consolidated Financial Statements		40-95
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

We also participate in the reinsurance market in certain classes of reinsurance product offerings. In the reinsurance market, our clients are other insurance companies, or cedents. We typically write our reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by cedents. Generally, we participate on reinsurance treaties with a number of other reinsurers, each with an allocated portion of the treaty, with the terms and conditions of the treaty being substantially the same for each participating reinsurer. With treaty reinsurance contracts, we do not separately evaluate each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedent. Accordingly, we review and analyze the cedent's risk management and underwriting practices in deciding whether to provide treaty reinsurance and in pricing of treaty reinsurance contracts.

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

Markets

In the United States, we write business in the excess and surplus lines (E&S) and specialty admitted insurance and reinsurance markets. In 2015, the E&S market represented approximately $41 billion, or 7%, of the approximately $591 billion United States property and casualty industry.(1) In 2015, we were the sixth largest E&S writer in the United States as measured by direct premium writings.(1)

Our E&S insurance operations are conducted through Evanston Insurance Company (Evanston), domiciled in Illinois. Previously, our E&S insurance operations were also conducted through Essex Insurance Company and Alterra Excess & Surplus Insurance Company, which were merged into Evanston effective June 30, 2016 and December 31, 2015, respectively. The majority of our specialty admitted insurance operations are conducted through Markel Insurance Company (MIC), domiciled in Illinois; Markel American Insurance Company (MAIC), domiciled in Virginia; FirstComp Insurance Company (FCIC), domiciled in Nebraska; Essentia Insurance Company (Essentia), domiciled in Missouri; and Alterra America Insurance Company (AAIC), domiciled in Delaware. Our United States reinsurance operations are conducted through Markel Global Reinsurance Company (Markel Global Re), a Delaware-domiciled reinsurance company.

In Europe, we participate in the London insurance market through Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for Markel Syndicate 3000, through which our Lloyd's of London (Lloyd's) operations are conducted. Markel Syndicate 3000 is managed by Markel Syndicate Management Limited (MSM). Markel Capital and MIICL are headquartered in London, England and have offices across the United Kingdom, Europe, Canada, Latin America, Asia Pacific and the Middle East through which we are able to offer insurance and reinsurance. The London insurance market produced approximately $64 billion of gross written premium in 2015.(2) In 2015, the United Kingdom non-life insurance market was the second largest in Europe and fifth largest in the world.(3) In 2015, gross premium written through Lloyd's syndicates generated roughly 64% of the London market's international insurance business,(2) making Lloyd's the world's largest commercial surplus lines insurer(1) and fifth largest reinsurer.(4) Corporate capital providers often provide a majority of a syndicate's capacity and also generally own or control the syndicate's managing agent. This structure permits the capital provider to exert greater influence on, and demand greater accountability for, underwriting results. In 2015, corporate capital providers accounted for approximately 90% of total underwriting capacity in Lloyd's.(5)

In Latin America, we provide reinsurance through MIICL, using our representative office in Bogota, Colombia, and our service company in Buenos Aires, Argentina; through Markel Resseguradora do Brasil S.A. (Markel Brazil), our reinsurance company in Rio de Janeiro, Brazil; and through Markel Syndicate 3000, using Lloyd's admitted status in Rio de Janeiro. Additionally, MIICL and Markel Syndicate 3000 are able to offer reinsurance in a number of Latin American countries through offices outside of Latin America.

In Bermuda, we write business in the worldwide insurance and reinsurance markets. The Bermuda property and casualty insurance and reinsurance market produced approximately $72 billion of gross written premium in 2014.(6) We conduct our Bermuda operations through Markel Bermuda Limited (Markel Bermuda), which is registered as a Class 4 insurer and Class C long-term insurer under the insurance laws of Bermuda.

Our reinsurance operations, which include our operations based in the United States, the United Kingdom, Latin America and Bermuda, as described above, made us the 38th largest reinsurer in 2015, as measured by worldwide gross reinsurance premium writings.(4)

(1) U.S. Surplus Lines Segment Review Special Report, A.M. Best (September 19, 2016).
(2) London Company Market Statistics Report, International Underwriting Association (October 2016).
(3) Swiss Re Sigma (March 2016).
(4) Global Reinsurance Segment Review Special Report, A.M. Best (September 5, 2016).
(5) Lloyd's Annual Report 2015.
(6) Bermuda Monetary Authority 2015 Annual Report.

In 2016, 23% of consolidated gross premium writings related to foreign risks (i.e., coverage for risks or cedents located outside of the United States), of which 32% were from the United Kingdom and 11% were from Canada. In 2015, 24% of our premium writings related to foreign risks, of which 37% were from the United Kingdom and 10% were from Canada. In 2014, 27% of our premium writings related to foreign risks, of which 34% were from the United Kingdom and 10% were from Canada. In each of these years, there was no other individual foreign country from which premium writings were material. Premium writings are attributed to individual countries based upon location of risk or cedent.

Most of our business is placed through insurance and reinsurance brokers. Some of our insurance business is also placed through managing general agents. We seek to develop and capitalize on relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. A significant volume of premium for the property and casualty insurance and reinsurance industry is produced through a small number of large insurance and reinsurance brokers. During the years ended December 31, 2016, 2015 and 2014, the top three independent brokers accounted for approximately 28%, 27% and 28%, respectively, of our gross premiums written.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets, particularly companies with new or "disruptive" technologies or business models. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher coverage limits, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with agents, brokers and insureds who rely on our expertise. This expertise is our principal means of competing. We offer a diverse portfolio of products, each with its own distinct competitive environment, which enables us to be responsive to changes in market conditions for individual product lines. With each of our products, we seek to compete with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

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

We experienced soft insurance market conditions, including price deterioration in virtually all of our product lines, starting in the mid-2000s. Beginning in 2012, prices stabilized and we generally saw low to mid-single digit favorable rate changes in many of our product lines in the following years as market conditions improved and revenues, gross receipts and payrolls of our insureds were favorably impacted by improving economic conditions. However, beginning in 2013 and continuing through 2016, we have experienced softening prices across most of our property product lines, as well as on our marine and energy lines. Our large account business is also subject to more pricing pressure. Competition remains strong in the reinsurance market, however the rate of price decline has slowed and in a few cases stabilized. We continue to see pricing margins in most reinsurance lines of business. Despite stabilization of prices on certain product lines during the last several years, we still consider the overall property and casualty insurance market to be soft. We routinely review the pricing of our major product lines and will continue to pursue price increases in 2017, when possible. However, when we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

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

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2016, our combined ratio was 92%. See Management's Discussion & Analysis of Financial Condition and Results of Operations for further discussion of our underwriting results.

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

Markel Corporation
2016 Consolidated Gross Premium Volume ($4.8 billion)
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

Our E&S business is written through two distribution channels: professional surplus lines general agents who have limited quoting and binding authority and wholesale brokers. Our E&S business produced by this segment is written on a surplus lines basis through Evanston, which is authorized to write business in all 50 states and the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.

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

Global Insurance Division
The Global Insurance division writes risks outside of the standard market on both an admitted and non-admitted basis. The portion of Global Insurance division business written by our U.S. insurance subsidiaries is included in this segment, and the remainder is included in the International Insurance segment. U.S. business produced by this division is primarily written on Evanston, MAIC or AAIC. AAIC is licensed to write property and casualty insurance in all 50 states and the District of Columbia.

Our U.S. Insurance segment reported gross premium volume of $2.6 billion, earned premiums of $2.2 billion and an underwriting profit of $152.7 million in 2016.

U.S. Insurance Segment
2016 Gross Premium Volume ($2.6 billion)

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

Professional liability coverages include unique solutions for highly specialized professions, including architects and engineers, lawyers, agents and brokers, service technicians and computer consultants. We offer claims-made medical malpractice coverage for doctors and dentists; claims-made professional liability coverage to individual healthcare providers such as therapists, pharmacists, physician assistants and nurse anesthetists; and coverages for medical facilities and other allied healthcare risks such as clinics, laboratories, medical spas, home health agencies, small hospitals, pharmacies and senior living facilities. Other professional liability coverages include errors and omissions, union liability, executive liability for financial institutions and Fortune 1000 companies, and management liability. Our management liability coverages, which can be bundled with other coverages or written on a standalone basis, include employment practices liability, directors' and officers' liability and fiduciary liability coverages. Additionally, we offer cyber liability products, which provide coverage for data breach and privacy liability, data breach loss to insureds and electronic media coverage.

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

Personal lines products provide first and third party coverages for classic cars, motorcycles and a variety of personal watercraft, including vintage boats, high performance boats and yachts and recreational vehicles, such as motorcycles, snowmobiles and ATVs. Based on the seasonal nature of much of our personal lines business, we generally will experience higher claims activity during the second and third quarters of the year. Additionally, property coverages are offered for mobile homes, dwellings and homeowners that do not qualify for standard homeowner's coverage. Other products offered include special event protection, tuition refund protection, performance bicycle coverage, pet health coverage, supplemental natural disaster coverage, renters' protection coverage and excess flood coverage.

Program business included in this segment is offered on a standalone or package basis and generally targets specialized commercial markets and customer groups. Targeted groups include youth and recreation oriented organizations and camps, child care operators, schools, social service organizations, museums and historic homes, performing arts organizations, senior living facilities and wineries. Other program business written in this segment includes:

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
Markel International Division
The Markel International division writes business worldwide from our London-based platform and branch offices around the world. This platform includes Markel Syndicate 3000, through which our Lloyd's operations are conducted, and MIICL. The London insurance market is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. Hard-to-place risks in the London market are generally distinguishable from standard risks due to the complexity or significant size of the risk. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. Risks written in the Markel International division are written on either a direct basis or a subscription basis, the latter of which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's syndicate, often due to the high limits of insurance coverage required. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling.

Global Insurance Division
Global Insurance division business written by our non-U.S. insurance subsidiaries, which primarily targets Fortune 1000 accounts, is included in the International Insurance segment. The Global Insurance division is comprised of business written through Markel Bermuda and MIICL.

In 2016, 64% of gross premium written in the International Insurance segment related to foreign risks, of which 36% was from the United Kingdom and 16% was from Canada. In 2015, 66% of gross premium written in the International Insurance segment related to foreign risks, of which 40% was from the United Kingdom and 13% was from Canada. In 2014, 67% of gross premium written in the International Insurance segment related to foreign risks, of which 37% was from the United Kingdom and 14% was from Canada. In each of these years, there was no other individual foreign country from which premium writings were material.

Our International Insurance segment reported gross premium volume of $1.1 billion, earned premiums of $853.5 million and an underwriting profit of $47.2 million in 2016.

International Insurance Segment
2016 Gross Premium Volume ($1.1 billion)
Product offerings within the International segment fall within the following major product groupings:

•	Professional Liability

•	Marine and Energy

•	General Liability

•	Property

•	Other Product Lines

Professional liability products are written on a worldwide basis and include professional indemnity, directors' and officers' liability, errors and omissions, employment practices liability, intellectual property and cyber liability. Our target industries include U.S. and international public companies, as well as large professional firms, including lawyers, financial institutions, accountants, consultants, and architects and engineers.

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

Other product lines within the International Insurance segment include:

•	crime coverage primarily targeting financial institutions and providing protection for bankers' blanket bond, computer crime and commercial fidelity;

•	contingency coverage including event cancellation, non-appearance and prize indemnity;

•	accident and health coverage targeting affinity groups and schemes, high value and high risks accounts and sports groups;

•	coverage for equine-related risks such as horse mortality, theft, infertility, transit and specified perils;

•	coverage for legal expenses including before the event products that protect commercial clients in the event of legal actions and after the event products covering a wide range of litigation;

•	specialty coverages include mortality risks for farms, zoos, animal theme parks and safari parks; and

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

In 2016, 37% of gross premium written in the Reinsurance segment related to foreign risks, of which 25% was from the United Kingdom. In 2015, 36% of gross premium written in the Reinsurance segment related to foreign risks, of which 32% was from the United Kingdom. In 2014, 43% of gross premium written in the Reinsurance segment related to foreign risks, of which 31% was from the United Kingdom. In each of these years, there was no other individual foreign country from which premium writings were material.
Our Reinsurance segment reported gross premium volume of $1.0 billion, earned premiums of $836.3 million and an underwriting profit of $106.8 million in 2016.

Reinsurance Segment
2016 Gross Premium Volume ($1.0 billion)
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

Our casualty treaty reinsurance programs are written on a quota share and excess of loss basis and include general liability, professional liability, workers' compensation, medical malpractice, environmental impairment liability and auto liability. General liability reinsurance includes umbrella and excess casualty products that are written worldwide. Our professional liability reinsurance programs are offered worldwide and consist of directors and officers liability, including publicly traded, private, and non-profit companies in both commercial and financial institution arenas; lawyers errors and omissions for small, medium and large-sized law firms; accountants errors and omissions for small and medium-sized firms; technology errors and omissions and cyber liability focusing on network security and privacy exposures. Auto reinsurance treaty products include commercial and non standard personal auto exposures predominantly in the United States. Our workers' compensation business includes catastrophe-exposed workers' compensation business. Medical malpractice reinsurance products are offered in the United States and include quota share, excess of loss and stop loss coverage for physician and surgeon medical malpractice specialty writers, member-owned hospital writers focusing on small-to-medium size facilities, national hospital writers focused on primary or lower excess layers on medium size facilities and long-term care writers focused on privately held, religious based or state sponsored non-profit programs. Environmental treaty reinsurance provides coverage for pollution legal liability, contractors pollution and professional liability exposures on both a nationwide and regional basis within the United States.

Other treaty reinsurance products offered in the Reinsurance segment include:

•	structured and whole turnover credit, political risk, mortgage and contract and commercial surety reinsurance programs covering worldwide exposures;

•
public entity reinsurance products, which offer customized programs for government risk solutions, including counties, municipalities, schools, public housing authorities and special districts (e.g. water, sewer, parks) located in the United States. Types of coverage include general liability, environmental impairment liability, workers' compensation and errors and omissions;

•	aviation, which includes commercial airline hull and liability coverage as well as general aviation for risks worldwide;

•	accident and health catastrophe coverage for personal accident, life, medical and workers' compensation;

•	onshore and offshore marine and energy risks on a worldwide basis, including hull, cargo and liability; and

•	agriculture reinsurance for Multi-Peril Crop Insurance, hail and related exposures, covering risks located in the United States and Canada.

Ceded Reinsurance

We purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. In reinsurance and retrocession transactions, an insurance or reinsurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. We purchase catastrophe reinsurance coverage for our catastrophe-exposed policies to ensure that our net retained catastrophe risk is within our corporate tolerances. Net retention of gross premium volume was 83% in 2016 and 82% in 2015. We do not purchase or sell finite reinsurance products or use other structures that would have the effect of discounting loss reserves.

Our ceded reinsurance and retrocessional contracts do not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. We attempt to minimize credit exposure to reinsurers through adherence to internal ceded reinsurance guidelines. We manage our exposures so that no exposure to any one reinsurer is material to our ongoing business. To participate in our reinsurance program, prospective companies generally must: (i) maintain an A.M. Best Company (Best) or Standard & Poor's (S&P) rating of "A" (excellent) or better; (ii) maintain minimum capital and surplus of $500 million and (iii) provide collateral for recoverables in excess of an individually established amount. In addition, certain foreign reinsurers for our United States insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who have been granted authorized status by an insurance company's state of domicile. Our credit exposure to Lloyd's syndicates is managed through individual and aggregate exposure thresholds.

When appropriate, we pursue reinsurance commutations that involve the termination of ceded reinsurance and retrocessional contracts. Our commutation strategy related to ceded reinsurance and retrocessional contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of ceded reinsurance placed with certain reinsurers.

The following table displays balances recoverable from our ten largest reinsurers by group at December 31, 2016. The contractual obligations under reinsurance and retrocessional contracts are typically with individual subsidiaries of the group or syndicates at Lloyd's and are not typically guaranteed by other group members or syndicates at Lloyd's. These ten reinsurance groups represent approximately 67% of our $2.1 billion reinsurance recoverable balance before considering allowances for bad debts.

Reinsurers	A.M. Best Rating	Reinsurance Recoverable
		(dollars in thousands)
Fairfax Financial Group	A	$318,505
Munich Re Group	A+	194,079
AXIS Capital Holdings Limited	A+	163,142
Alleghany Corporation	A+	147,938
RenaissanceRe Holdings Ltd	A	130,748
Lloyd's of London	A	116,256
EXOR S.p.A	A	112,765
Swiss Re Group	A+	93,075
XL Capital Group	A	69,580
Tokio Marine Holdings	A++	64,242
Reinsurance recoverable on paid and unpaid losses for ten largest reinsurers		1,410,330
Total reinsurance recoverable on paid and unpaid losses		$2,108,607

Reinsurance recoverable balances in the preceding table are shown before consideration of balances owed to reinsurers and any potential rights of offset, any collateral held by us and allowances for bad debts.

Reinsurance and retrocessional treaties are generally purchased on an annual or biennial basis and are subject to renegotiations at renewal. In most circumstances, the reinsurer remains responsible for all business produced before termination. Treaties typically contain provisions concerning ceding commissions, required reports to reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an unauthorized reinsurer under applicable regulations or if its rating falls below an acceptable level.

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

We evaluate our investment performance by analyzing net investment income and net realized gains (losses) as well as our taxable equivalent total investment return, which is a non-GAAP financial measure. Taxable equivalent total investment return includes items that impact net income, such as coupon interest on fixed maturities, dividends on equity securities and realized investment gains or losses, as well as changes in unrealized gains or losses, which do not impact net income. Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in federal taxable income. We believe the taxable equivalent total investment return is a better reflection of the economics of our decision to invest in certain asset classes. We do not lower the quality of our investment portfolio in order to enhance or maintain yields. We focus on long-term total investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Net investment income	$373,230	$353,213	$363,230	$317,373	$282,107
Net realized investment gains	$65,147	$106,480	$46,000	$63,152	$31,593
Increase (decrease) in net unrealized gains on investments	$342,111	$(457,584)	$981,035	$261,995	$353,808
Investment yield (1)	2.4%	2.3%	2.4%	2.6%	3.7%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

We believe our investment performance is best analyzed from the review of taxable equivalent total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

Annual Taxable Equivalent Total Investment Returns

						Five-Year Annual Return	Ten-Year Annual Return
	Years Ended December 31,
	2016	2015	2014	2013	2012
Equities	13.5%	(2.5)%	18.6%	33.3%	19.6%	15.9%	8.0%
Fixed maturities (1)	2.4%	1.6%	6.5%	—%	5.1%	3.1%	4.4%
Total portfolio, before foreign currency effect	5.0%	0.5%	8.9%	6.9%	8.6%	5.9%	5.2%
Total portfolio	4.4%	(0.7)%	7.4%	6.8%	9.0%	5.3%	4.8%
Invested assets, end of year (in millions)	$19,059	$18,181	$18,638	$17,612	$9,333

(1)	Includes short-term investments, cash and cash equivalents and restricted cash and cash equivalents.

The following table reconciles investment yield to taxable equivalent total investment return.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Investment yield (1)	2.4%	2.3%	2.4%	2.6%	3.7%
Adjustment of investment yield from amortized cost to fair value	(0.4)%	(0.4)%	(0.4)%	(0.3)%	(0.5)%
Net amortization of net premium on fixed maturity securities	0.4%	0.5%	0.6%	0.7%	0.2%
Net realized investment gains and change in net unrealized gains on investments	2.3%	(2.0)%	5.9%	2.3%	4.3%
Taxable equivalent effect for interest and dividends (2)	0.4%	0.4%	0.4%	0.4%	0.6%
Other (3)	(0.7)%	(1.5)%	(1.5)%	1.1%	0.7%
Taxable equivalent total investment return	4.4%	(0.7)%	7.4%	6.8%	9.0%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

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

Our fixed maturity portfolio has an average rating of "AA," with approximately 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2016, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

At December 31, 2016, we held fixed maturities of $38.0 million, or less than 1% of invested assets, from sovereign and non-sovereign issuers domiciled in Portugal, Ireland, Italy, Greece, Spain or Brazil and $1.5 billion, or 8% of invested assets, from sovereign and non-sovereign issuers domiciled in other European countries, including supranationals. At December 31, 2015, we held fixed maturities of $29.8 million, or less than 1% of invested assets, from sovereign and non-sovereign issuers domiciled in Portugal, Ireland, Italy, Greece, Spain or Brazil and $1.7 billion, or 9% of invested assets, from sovereign and non-sovereign issuers domiciled in other European countries, including supranationals.

The following chart presents our fixed maturity portfolio, at estimated fair value, by rating category at December 31, 2016.

2016 Credit Quality of Fixed Maturity Portfolio ($9.9 billion)

See "Market Risk Disclosures" in Management's Discussion & Analysis of Financial Condition and Results of Operations for additional information about investments.

Markel Ventures

Through our wholly owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team.

Our strategy in making these investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

Our Markel Ventures operations are comprised of a diverse portfolio of businesses. While each of the businesses are operated independently from one another, we aggregate their financial results into two industry groups: manufacturing and non-manufacturing. Our manufacturing operations are comprised of manufacturers of transportation and other industrial equipment. Our non-manufacturing operations are comprised of businesses from several industry groups, including consumer goods and services (including healthcare) and business services.

In 2016, our Markel Ventures operations reported revenues of $1.2 billion, net income to shareholders of $56.2 million and earnings before interest, income taxes, depreciation and amortization (EBITDA) of $165.1 million. We use Markel Ventures EBITDA as an operating performance measure in conjunction with revenues and net income. See "Markel Ventures Operations" in Management's Discussion & Analysis of Financial Condition and Results of Operations for more information on EBITDA.

See note 21 of the notes to consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations for additional information about our Markel Ventures operations.

Markel CATCo Investment Management

Our non-insurance operations also include our Markel CATCo operations, which are conducted through Markel CATCO Investment Management Ltd. (MCIM). MCIM is a leading insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. MCIM receives management fees for its investment and insurance management services, as well as performance fees based on the annual performance of the investment funds that it manages. Total revenues attributed to MCIM for the year ended December 31, 2016 were $56.5 million. As of December 31, 2016, MCIM's total investment and insurance assets under management were $3.6 billion, which includes $3.4 billion for unconsolidated variable interest entities.

Shareholder Value

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. More specifically, we measure financial success by our ability to grow book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we generally use five-year time periods to measure ourselves. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results. For the year ended December 31, 2016, book value per share increased 8% primarily due to net income to shareholders of $455.7 million and a $242.2 million increase in net unrealized gains on investments, net of taxes. For the year ended December 31, 2015, book value per share increased 3% primarily due to net income to shareholders of $582.8 million, partially offset by a $320.5 million decrease in net unrealized gains on investments, net of taxes. Over the past five years, we have grown book value per share at a compound annual rate of 11% to $606.30 per share.

The following graph presents book value per share for the past five years as of December 31.

Book Value Per Share

Regulatory Environment

Our insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. This regulation is intended for the benefit of policyholders rather than shareholders or holders of debt securities. The jurisdictions of our principal insurance subsidiaries are the United States, the United Kingdom and Bermuda. Our Markel Ventures, Markel CATCo and other non-insurance businesses also are subject to regulation and supervision by regulatory authorities of the various jurisdictions in which they conduct business.

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

Risk Based Capital Requirements. The NAIC uses a risk based capital formula that is designed to measure the capital of an insurer taking into account the company's investments and products. These requirements provide a formula which, for property and casualty insurance companies, establishes capital thresholds for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. At December 31, 2016, the capital and surplus of each of our United States insurance subsidiaries was above the minimum regulatory thresholds.

Own Risk and Solvency Assessment. We must submit annually to the Illinois Department of Insurance, our lead state insurance regulator, an Own Risk and Solvency Assessment Summary Report (ORSA). The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer's current business plan and the sufficiency of capital resources to support those risks.

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

Dividends. The laws of the domicile states of our U.S. insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. At December 31, 2016, our United States insurance subsidiaries could pay up to $330.4 million during the following 12 months under the ordinary dividend regulations.

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

Both MIICL and MSM, our Lloyd's managing agent, are authorized by the PRA and regulated by both the PRA and the FCA. In addition, our United Kingdom insurance operations include FCA-authorized insurance intermediaries that produce insurance for MIICL, Syndicate 3000 and third party insurance carriers.

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

In addition, under Solvency II, the regulatory framework for the European insurance industry in place effective January 1, 2016, MIICL must give the PRA advance notice of any material intra-group transaction which Markel International Limited (the indirect parent of MIICL) or any of its subsidiaries intends to enter into with a group entity outside the European Economic Area and any material payment, including the payment of a dividend, other distribution or capital extraction which Markel International Limited or any of its subsidiaries intends to make to a group entity outside the European Economic Area.

MIICL and MSM each submit, at least annually, an ORSA to the PRA and Lloyd’s, respectively. The ORSA is a confidential internal assessment of the material risks associated with the current business plans for MIICL and MSM and the sufficiency of capital resources in place to support those risks.

Bermuda Insurance Regulation

The insurance and reinsurance industry in Bermuda is regulated by the Bermuda Monetary Authority (BMA). Markel Bermuda is regulated by the BMA as a Class 4 general business and Class C long-term business insurer under the Insurance Act 1978 of Bermuda and its related regulations (Bermuda Insurance Act). The Bermuda Insurance Act imposes on Markel Bermuda solvency and liquidity standards, restrictions on the reduction of statutory capital and auditing and reporting requirements. The Bermuda Insurance Act grants to the BMA powers to cancel insurance licenses, supervise, investigate and intervene in the affairs of Bermuda insurance and reinsurance companies and, in certain circumstances, share information with foreign regulators. Bermuda's prudential framework for the supervision of insurance and reinsurance companies and groups is deemed to be fully equivalent to the regulatory standards applied to European insurance and reinsurance companies and groups under Solvency II. As a result, Bermuda is considered by European member states as applying an equivalent statutory insurance regime in accordance with the requirements of Solvency II with respect to reinsurance, group solvency calculations and group supervision. The equivalence recognition applies to Bermuda's commercial Class 3A, 3B, 4, Class C, Class D and Class E insurers and reinsurers and groups.

Markel Bermuda is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2016, Markel Bermuda satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Markel Bermuda also must submit annually to the BMA a Commercial Insurer Solvency Self-Assessment (CISSA). The CISSA is a confidential internal assessment of the material and relevant risks associated with an insurer's current business plan and the sufficiency of capital resources to support those risks.

Under the Bermuda Insurance Act, Markel Bermuda is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach of those requirements. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Further, Markel Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. Markel Bermuda must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a Class C long-term insurer, Markel Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by Markel Bermuda's approved actuary, exceeds the liabilities of its long-term business. The amount of the dividend cannot exceed the aggregate of that excess and any other funds legally available for the payment of the dividend. At December 31, 2016, Markel Bermuda could pay up to $547.4 million in dividends during the following 12 months without making any additional filings with the BMA.

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

In addition, as a global provider of specialty insurance and reinsurance, our insurance subsidiaries must comply with various regulatory requirements in jurisdictions where they conduct business in addition to the jurisdictions in which they are domiciled. For example, MIICL and our Lloyd's operations must comply with applicable Latin America regulatory requirements in connection with our Latin American reinsurance operations. In addition to the regulatory requirements imposed by the jurisdictions in which an insurer or reinsurer is licensed, a reinsurer's business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. As an example, Markel Bermuda currently is not licensed, accredited or approved in every jurisdiction where its reinsurance customers are domiciled. As a result, Markel Bermuda may be required to provide a letter of credit or other security arrangement for its reinsurance customers domiciled in those jurisdictions. In most U.S. states Markel Bermuda has obtained approval of a trust arrangement that satisfies the credit for reinsurance requirements for Markel Bermuda's customers domiciled in those states.

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

On June 23, 2016, the United Kingdom voted to exit the European Union ("Brexit"). For discussion regarding Brexit, see the Risk Factor titled "The United Kingdom's vote to leave, and the eventual exit of the United Kingdom from, the European Union could adversely affect us."

Global Supervisory College

The global insurance regulatory framework now also includes supervisory colleges. A supervisory college is a forum of the regulators having jurisdictional authority over an insurance holding company's worldwide insurance subsidiaries. The supervisory college meets with executive management to evaluate the insurance group on both a group-wide and legal-entity basis, particularly with respect to its financial data, business strategies, enterprise risk management and corporate governance. The Illinois Department of Insurance, our lead insurance regulator, and several other regulators conducted an initial supervisory college with our executives in December 2016. Additional meetings of our supervisory college are scheduled for July 2017 and August 2018.

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

Solicitors Regulation Authority. LHS Solicitors LLP (LHS), a wholly owned subsidiary, is a full service commercial law firm with offices in Manchester and Croydon, England. LHS employs approximately 70 lawyers who provide legal services to small and medium-sized enterprises in the United Kingdom. LHS is authorized and regulated by the Solicitors Regulation Authority (SRA). The SRA is an independent regulatory body of the Law Society of England and Wales which regulates the conduct of solicitors and law firms to protect consumers and to support the rule of law and the administration of justice. The SRA works within a statutory framework for regulation provided by the Solicitors Act 1974, the Administration of Justice Act 1985 and, primarily, by the Legal Services Act 2007.

Regulation of Markel CATCo. We conduct our Markel CATCo operations through three companies: MCIM, Markel CATCo Reinsurance Fund Ltd. (Markel CATCo Fund) and Markel CATCo Re.

MCIM is a Bermuda exempted limited liability company. MCIM holds an investment business license issued by the BMA under the Investment Business Act 2003 and is regulated by the BMA. MCIM is not registered as an investment company under the U.S. Investment Company Act of 1940, an investment adviser under the U.S. Investment Advisers Act of 1940 or as a "commodity pool operator" or "commodity trading advisor" with the U.S. Commodity Futures Trading Commission.

Markel CATCo Fund is a mutual fund company with limited liability under the Companies Act 1981 of Bermuda and is registered as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000.

Markel CATCo Re is also registered as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000 and is licensed as a Bermuda Class 3 reinsurance company subject to regulation and supervision of the BMA. Under the Bermuda Insurance Act, and related regulations and policies of the BMA, Markel CATCo Re must, among other things, (i) maintain a minimum level of capital, surplus and liquidity; (ii) satisfy solvency standards; (iii) restrict dividends and distributions; (iv) obtain prior approval of ownership and transfer of shares; (v) maintain a principal office and appoint and maintain a principal representative in Bermuda; and (vi) provide for the performance of certain periodic examinations of Markel CATCo Re and its financial condition. In addition, the BMA requires that Markel CATCo Re contract for local services, such as corporate secretary, insurance manager and registered representative, at market rates.

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

Nine of our ten insurance subsidiaries are rated by Best. All nine of our insurance subsidiaries rated by Best have been assigned an FSR of "A" (excellent). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "A" (excellent) by Best.

Nine of our ten insurance subsidiaries are rated by S&P. All nine of our insurance subsidiaries rated by S&P have been assigned an FSR of "A" (strong). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "A+" (strong) by S&P.

Eight of our ten insurance subsidiaries are rated by Fitch Ratings (Fitch). All eight of our insurance subsidiaries rated by Fitch have been assigned an FSR of "A+" (strong). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "AA-" (very strong) by Fitch.

Five of our ten insurance subsidiaries are rated by Moody's Corporation (Moody's). All five insurance subsidiaries rated by Moody's have been assigned an FSR of "A2" (good).

The various rating agencies typically charge companies fees for the rating and other services they provide. During 2016, we paid rating agencies, including Best, S&P, Fitch and Moody's, $2.2 million for their services.

Risk Factors

A wide range of factors could materially affect our future prospects and performance. The matters addressed under "Safe Harbor and Cautionary Statement," "Critical Accounting Estimates" and "Market Risk Disclosures" in Management's Discussion and Analysis of Financial Condition and Results of Operations and other information included or incorporated in this report describe many of the significant risks that could affect our operations and financial results. We are also subject to the following risks.

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

Changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book could result in material increases in our estimated loss reserves for such business.  Our run-off life and annuity reinsurance book exposes us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in establishing the reserves for our life and annuity reinsurance contracts. Some of our life and annuity reinsurance contracts expose us to longevity risk, which is the risk that an insured person will live longer than expected when the reserves were established, or morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our reserving process for the life and annuity reinsurance book is designed with the objective of establishing appropriate reserves for the risks we assumed. Among other things, these processes rely heavily on analysis of mortality, longevity and morbidity trends, lapse rates, interest rates and expenses. As of December 31, 2016, our reserves for life and annuity benefits totaled $1.0 billion.

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

Competition in the insurance and reinsurance markets could reduce our underwriting profits. Insurance and reinsurance markets are highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing, and management resources than we do. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets, particularly companies with new or "disruptive" technologies or business models. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our underwriting profits and have a material adverse effect on our results of operations and financial condition.

The historical cyclicality in the property and casualty insurance industry could adversely affect our ability to improve or maintain underwriting profits or to grow or maintain premium volume. The insurance and reinsurance markets have historically been cyclical, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted more favorable rate levels. Among our competitive strengths have been our specialty product focus and our niche market strategy. These strengths also make us vulnerable in periods of intense competition to actions by other insurance companies who seek to write additional premiums without appropriate regard for underwriting profitability. During soft markets, it is very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. If we are not successful in maintaining rates or achieving rate increases, it may be difficult for us to improve or maintain underwriting profits or to grow or maintain premium volume levels.

We invest a significant portion of our invested assets in equity securities, which may result in significant variability in our investment results and may adversely impact shareholders' equity. Additionally, our equity investment portfolio is concentrated, and declines in the value of these significant investments could adversely affect our financial results. Equity securities were 56% and 52% of our shareholders' equity at December 31, 2016 and 2015, respectively. Equity securities have historically produced higher returns than fixed maturity securities; however, investing in equity securities may result in significant variability in investment returns from one period to the next. In volatile financial markets, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in shareholders' equity. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these concentrated investments also could result in a material decrease in shareholders' equity. A material decrease in shareholders' equity may adversely impact our ability to carry out our business plans.

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

Our information technology systems could fail or suffer a security breach, which could adversely affect our business or reputation or result in the loss of sensitive information. Our businesses are dependent upon the operational effectiveness and security of our enterprise systems and those maintained by third parties. Among other things, we rely on these systems to interact with producers, insureds, customers, clients, and other third parties, to perform actuarial and other modeling functions, to underwrite business, to prepare policies and process premiums, to process claims and make claims payments, to prepare internal and external financial statements and information, as well as to engage in a wide variety of other business activities. A significant failure of our enterprise systems, or those of third parties upon which we may rely, whether because of a breakdown, natural disaster or a cyber-attack on our systems, could compromise our personal, confidential and proprietary information as well as that of our customers and business partners, impede or interrupt our business operations and could result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and fines, litigation and monetary and reputational damages. Although we have implemented controls and take protective actions to reduce the risk of an enterprise failure and protect against a security breach, such measures may be insufficient to prevent, or mitigate the effects of, a breakdown, natural disaster or a cyber-attack on our systems that could result in liability to us, cause our data to be corrupted or stolen and cause us to commit resources, management time and money to prevent or correct those failures.

In addition, we are subject to numerous data privacy laws and regulations enacted in the jurisdictions in which we do business. A misuse or mishandling of confidential or proprietary information being sent to or received from a client, employee or third party could result in legal liability, regulatory action and reputational harm. Third parties to whom we outsource certain functions are also subject to these risks, and their failure to adhere to these laws and regulations could negatively impact us.

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

We have substantial international operations and investments, which expose us to increased political, operational and economic risks. A substantial portion of our revenues and income is derived from our operations and investments outside the U.S., including from the United Kingdom, Bermuda, Europe, Asia, South America and the Middle East. Our international operations and investments expose us to increased political, operational and economic risks. These risks include foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition. Our investments in non-U.S. dollar-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile.

Deterioration or volatility in foreign and international financial markets or general economic and political conditions could adversely affect our operating results, financial condition and liquidity. Concerns about the economic conditions, capital markets, political and economic stability and solvency of certain countries have contributed to global market volatility. Political changes in the jurisdictions where we operate and elsewhere, some of which may be disruptive, can also interfere with our customers and our activities in a particular location. Our international operations also may be subject to a number of additional risks, particularly in emerging economies, including restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our businesses.

Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us. Tax laws may change in ways that adversely impact us. Under the current U.S. administration there exists the potential for comprehensive tax reform in the United States that may significantly change the tax rules applicable to U.S. domiciled corporations and their non-U.S. operations. Changes such as lower corporate tax rates, repatriation allowances, removal of the interest expense deduction, removal of the municipal bond tax exemption or the introduction of a border adjustment tax could impact us as a U.S. taxpayer. For example, a significant portion of our invested assets consist of tax exempt securities and we receive certain tax benefits relating to such securities based on current laws and regulations. Our portfolio has also benefited from certain other laws and regulations, including among others, tax credits. Federal or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations.

In addition, tax reform or policy changes could adversely impact our non-U.S. businesses. For example, if a significant tax were to be levied on non-U.S. entities providing insurance or reinsurance inside the U.S., it could adversely affect the international insurance and reinsurance industry. Other changes proposed or under consideration by the current U.S. administration could reduce the attractiveness of operating from non-U.S. locations. These changes, as well as the uncertainty associated with them, could adversely affect our insurance, reinsurance and insurance-linked securities investment management operations located in the U.K. and Bermuda.

We are rated by Best, S&P, Fitch and Moody's, and a downgrade or potential downgrade in one or more of these ratings could adversely affect our businesses, financial condition, results of operations and liquidity. Financial strength ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. Our senior debt ratings also affect the availability and cost of capital. Certain of our insurance and reinsurance company subsidiaries are rated by Best, S&P, Fitch or Moody's, and our senior debt securities, and those of certain of our subsidiaries, also are rated by Best, S&P, Fitch or Moody's. Our financial strength and debt ratings are subject to periodic review, and we cannot be sure that we will be able to retain our current or any future ratings. If our ratings are reduced from their current levels by one or more rating agencies, our competitive position in our target markets within the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could:

•	result in a substantial loss of business as policyholders and ceding company clients move to other companies with higher claims-paying and financial strength ratings; and

•
trigger contract provisions that allow cedents to terminate their reinsurance contracts on terms disadvantageous to us or require us to collateralize our obligations through trusts or letters of credit.

A ratings downgrade could also adversely affect our liquidity, including the availability of our letter of credit facilities, and limit our access to capital markets, increase our cost of borrowing or issuing debt and require us to post collateral.

We depend on a few brokers for a large portion of our revenues and the loss of business provided by any one of them could adversely affect us. We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. For the year ended December 31, 2016, our top three independent brokers represented approximately 28% of our gross premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

We are subject to applicable laws and regulations relating to economic and trade sanctions and bribery and corruption, the violation of which could have a material adverse effect on us. We are required to comply with the economic and trade sanctions and embargo programs administered by the United States Department of the Treasury's Office of Foreign Assets Control and similar multi-national bodies and governmental agencies worldwide, as well as applicable anti-corruption laws and regulations of the United States and other jurisdictions where we operate. A violation of a sanction, embargo program, or anti-corruption law, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties. In addition, a violation could result in defaults under our outstanding indebtedness or credit facilities or damage our businesses or our reputation. Those penalties or defaults, or damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. In some cases the requirements and limitations applicable to the global operations of U.S. companies and their affiliates are more restrictive than those applicable to non-U.S. companies and their affiliates, which also could have a material adverse effect on our results of operations and financial condition.

The legal and regulatory requirements applicable to our businesses are extensive. Failure to comply could have a material adverse effect on us. Our businesses are highly dependent on our ability to engage on a daily basis in a large number of financial and operational activities, including among others insurance underwriting, claim processing, investment activities and the management of third party capital, many of which are highly complex. These activities are subject to internal guidelines and policies, as well as legal and regulatory standards, including, among others, those related to privacy, anti-corruption, anti-bribery and global finance and insurance matters. Our continued expansion into new businesses and markets has brought about additional requirements. While we believe that we have adopted appropriate risk management and compliance programs, compliance risks will continue to exist, particularly as we become subject to new rules and regulations. Failure to comply with, or to obtain, appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines, penalties, equitable relief and changes to our business practices. In addition, a failure to comply could result in defaults under our outstanding indebtedness or credit facilities or damage our businesses or our reputation. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations could materially increase our direct and indirect compliance and other expenses of doing business, and have a material adverse effect on our results of operations and financial condition.

We may be exposed to risk in connection with our management of third party capital. Some of our operating subsidiaries may owe certain legal duties and obligations to third party investors. A failure to fulfill any such duties or obligations could result in significant liabilities, penalties or other losses, and harm our businesses and results of operations. In addition, third party investors may decide not to renew their interests in the funds we manage, which could materially impact the financial condition of those funds, and could, in turn, have an adverse impact on our results of operations and financial condition. Moreover, we may not be able to raise additional third party capital for the funds we manage or for potential new funds and therefore we may forego existing or potential fee income and other income generating opportunities.

The United Kingdom's vote to leave, and the eventual exit of the United Kingdom from, the European Union could adversely affect us. On June 23, 2016, the United Kingdom (U.K.) voted to exit the European Union (E.U.) (Brexit). No member country has left the E.U., and the rules for exit (contained in Article 50 of the Treaty on European Union) are brief. The U.K. High Court ruled that triggering Article 50 requires an Act of Parliament, and this ruling was upheld by the U.K. Supreme Court on January 24, 2017. The U.K. Government has stated that it intends to obtain approval by Parliament and give official notice under Article 50 of its intention to withdraw from the E.U. by March 31, 2017. Once that notice is given, a minimum two-year period would commence during which the U.K. and the E.U. would negotiate the future terms of the U.K.'s relationship with the E.U., including the terms of trade between the U.K. and the E.U.

After Brexit terms are agreed, Brexit could be implemented in stages over a multi-year period. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could impair or end the ability of both Markel International Insurance Company Limited (MIICL) and our Lloyd's syndicate to transact business in E.U. countries from our U.K. offices and MIICL's ability to maintain its current branches in E.U. member countries. We are considering whether to establish an insurance carrier in an E.U. member country in order to continue transacting E.U. business if U.K. access to E.U. markets ceases or is materially impaired. The Society of Lloyd's is similarly considering options to maintain access to E.U. business for Lloyd's syndicates. Access to E.U. markets through a solution devised by the Society of Lloyd's may supplement, or serve as an alternative to, a new E.U.-based insurance carrier for business we transact in the E.U.

The eventual exit of the U.K. from the E.U., and negotiations leading up to that exit, could continue to contribute to instability in global financial markets, including foreign currency markets, and adversely affect European and worldwide economic or market conditions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Associates

At December 31, 2016, we had approximately 10,900 employees, of whom approximately 3,400 were employed within our insurance operations and approximately 7,500 were employed within our non-insurance operations.

SELECTED FINANCIAL DATA (dollars in millions, except per share data) (1)

	2016	2015	2014
Results of Operations
Earned premiums	$3,866	$3,824	$3,841
Net investment income	373	353	363
Total operating revenues	5,612	5,370	5,134
Net income (loss) to shareholders	456	583	321
Comprehensive income (loss) to shareholders	667	233	936
Diluted net income (loss) per share	$31.27	$41.74	$22.27
Financial Position
Total investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets)	$19,059	$18,181	$18,638
Total assets	25,875	24,939	25,198
Unpaid losses and loss adjustment expenses	10,116	10,252	10,404
Senior long-term debt and other debt	2,575	2,239	2,251
Shareholders' equity	8,461	7,834	7,595
Common shares outstanding (at year end, in thousands)	13,955	13,959	13,962
OPERATING PERFORMANCE MEASURES (1, 2)
Operating Data
Book value per common share outstanding	$606.30	$561.23	$543.96
Growth (decline) in book value per share	8%	3%	14%
5-Year CAGR in book value per share (3)	11%	11%	14%
Closing stock price	$904.50	$883.35	$682.84
Ratio Analysis
U.S. GAAP combined ratio (4)	92%	89%	95%
Investment yield (5)	2%	2%	2%
Taxable equivalent total investment return (6)	4%	(1)%	7%
Investment leverage (7)	2.3	2.3	2.5
Debt to capital	23%	22%	23%

(1)	Reflects the acquisition of Alterra Capital Holdings Limited effective May 1, 2013, which included the issuance of equity totaling $2.3 billion.

(2)
Operating Performance Measures provide a basis for management to evaluate our performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion of management's evaluation of these measures in Management's Discussion & Analysis of Financial Condition and Results of Operations.

(3)	CAGR—compound annual growth rate.

(4)	The U.S. GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(5)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(6)	See "Investing Results" in Management's Discussion & Analysis of Financial Condition and Results of Operations for detail regarding the calculation of taxable equivalent total investment return.

(7)	Investment leverage represents total invested assets divided by shareholders' equity.

2013	2012	2011	2010	2009	2008	2007	5-Year CAGR (3)	10-Year CAGR (3)

$3,232	$2,147	$1,979	$1,731	$1,816	$2,022	$2,117	14%	6%
317	282	264	273	260	282	305	7%	3%
4,323	3,000	2,630	2,225	2,069	1,977	2,551	16%	8%
281	253	142	267	202	(59)	406	—	—
459	504	252	431	591	(403)	337	—	—
$22.48	$25.89	$14.60	$27.27	$20.52	$(5.95)	$40.64	—	—

$17,612	$9,333	$8,728	$8,224	$7,849	$6,893	$7,775	17%	10%
23,956	12,557	11,532	10,826	10,242	9,512	10,164	18%	10%
10,262	5,371	5,399	5,398	5,427	5,492	5,526	13%	6%
2,256	1,493	1,294	1,016	964	694	691	—	—
6,674	3,889	3,388	3,172	2,774	2,181	2,641	20%	14%
13,986	9,629	9,621	9,718	9,819	9,814	9,957	—	—

$477.16	$403.85	$352.10	$326.36	$282.55	$222.20	$265.26	11%	10%
18%	15%	8%	16%	27%	(16)%	15%	—	—
17%	9%	9%	13%	11%	10%	18%	—	—
$580.35	$433.42	$414.67	$378.13	$340.00	$299.00	$491.10	—	—

97%	97%	102%	97%	95%	99%	88%	—	—
3%	4%	4%	4%	4%	4%	4%	—	—
7%	9%	7%	8%	13%	(10)%	5%	—	—
2.6	2.4	2.6	2.6	2.8	3.2	2.9	—	—
25%	28%	28%	24%	26%	24%	21%	—	—

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

Under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included herein.

Alan I. Kirshner	Anne G. Waleski
Executive Chairman	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Markel Corporation:

We have audited Markel Corporation's (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Markel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Markel Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Richmond, Virginia
February 24, 2017

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,591,734 in 2016 and $9,038,158 in 2015)	$9,891,510	$9,394,468
Equity securities (cost of $2,481,448 in 2016 and $2,208,834 in 2015)	4,745,841	4,074,475
Short-term investments (estimated fair value approximates cost)	2,336,151	1,642,261
Total Investments	16,973,502	15,111,204
Cash and cash equivalents	1,738,747	2,630,009
Restricted cash and cash equivalents	346,417	440,132
Receivables	1,241,649	1,113,703
Reinsurance recoverable on unpaid losses	2,006,945	2,016,665
Reinsurance recoverable on paid losses	64,892	50,123
Deferred policy acquisition costs	392,410	352,756
Prepaid reinsurance premiums	299,923	322,362
Goodwill	1,142,248	1,167,844
Intangible assets	722,542	792,372
Other assets	946,024	941,945
Total Assets	$25,875,299	$24,939,115
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,115,662	$10,251,953
Life and annuity benefits	1,049,654	1,123,275
Unearned premiums	2,263,838	2,166,105
Payables to insurance and reinsurance companies	231,327	224,921
Senior long-term debt and other debt (estimated fair value of $2,721,000 in 2016 and $2,403,000 in 2015)	2,574,529	2,239,271
Other liabilities	1,099,200	1,030,023
Total Liabilities	17,334,210	17,035,548
Redeemable noncontrolling interests	73,678	62,958
Commitments and contingencies
Shareholders' equity:
Common stock	3,368,666	3,342,357
Retained earnings	3,526,395	3,137,285
Accumulated other comprehensive income	1,565,866	1,354,508
Total Shareholders' Equity	8,460,927	7,834,150
Noncontrolling interests	6,484	6,459
Total Equity	8,467,411	7,840,609
Total Liabilities and Equity	$25,875,299	$24,939,115

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$3,865,870	$3,823,532	$3,840,912
Net investment income	373,230	353,213	363,230
Net realized investment gains:
Other-than-temporary impairment losses	(18,355)	(44,481)	(4,784)
Net realized investment gains, excluding other-than-temporary impairment losses	83,502	150,961	50,784
Net realized investment gains	65,147	106,480	46,000
Other revenues	1,307,779	1,086,758	883,525
Total Operating Revenues	5,612,026	5,369,983	5,133,667
OPERATING EXPENSES
Losses and loss adjustment expenses	2,050,744	1,938,745	2,202,467
Underwriting, acquisition and insurance expenses	1,498,590	1,455,080	1,460,882
Amortization of intangible assets	68,533	68,947	57,627
Other expenses	1,190,243	1,046,805	854,871
Total Operating Expenses	4,808,110	4,509,577	4,575,847
Operating Income	803,916	860,406	557,820
Interest expense	129,896	118,301	117,442
Loss on early extinguishment of debt	44,100	—	—
Income Before Income Taxes	629,920	742,105	440,378
Income tax expense	169,477	152,963	116,690
Net Income	$460,443	$589,142	$323,688
Net income attributable to noncontrolling interests	4,754	6,370	2,506
Net Income to Shareholders	$455,689	$582,772	$321,182

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$275,661	$(240,170)	$687,735
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	35	160	173
Reclassification adjustments for net gains included in net income	(33,528)	(80,482)	(26,161)
Change in net unrealized gains on investments, net of taxes	242,168	(320,492)	661,747
Change in foreign currency translation adjustments, net of taxes	(11,704)	(29,278)	(32,241)
Change in net actuarial pension loss, net of taxes	(19,100)	(352)	(14,750)
Total Other Comprehensive Income (Loss)	211,364	(350,122)	614,756
Comprehensive Income	$671,807	$239,020	$938,444
Comprehensive income attributable to noncontrolling interests	4,760	6,297	2,510
Comprehensive Income to Shareholders	$667,047	$232,723	$935,934

NET INCOME PER SHARE
Basic	$31.41	$41.99	$22.38
Diluted	$31.27	$41.74	$22.27

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2013	13,986	$3,288,863	$2,294,909	$1,089,805	$6,673,577	$4,433	$6,678,010	$72,183
Net income (loss)			321,182	—	321,182	(1,981)	319,201	4,487
Other comprehensive income			—	614,752	614,752	—	614,752	4
Comprehensive Income (Loss)					935,934	(1,981)	933,953	4,491
Issuance of common stock	19	5,691	—	—	5,691	—	5,691	—
Repurchase of common stock	(43)	—	(26,053)	—	(26,053)	—	(26,053)	—
Restricted stock awards expensed	—	22,935	—	—	22,935	—	22,935	—
Adjustment of redeemable noncontrolling interests	—	—	(8,186)	—	(8,186)	—	(8,186)	8,186
Purchase of noncontrolling interest	—	(10,257)	—	—	(10,257)	905	(9,352)	(18,566)
Other	—	1,163	14	—	1,177	3,827	5,004	(5,246)
December 31, 2014	13,962	3,308,395	2,581,866	1,704,557	7,594,818	7,184	7,602,002	61,048
Net income (loss)			582,772	—	582,772	(988)	581,784	7,358
Other comprehensive loss			—	(350,049)	(350,049)	—	(350,049)	(73)
Comprehensive Income (Loss)					232,723	(988)	231,735	7,285
Issuance of common stock	34	4,752	—	—	4,752	—	4,752	—
Repurchase of common stock	(37)	—	(31,491)	—	(31,491)	—	(31,491)	—
Restricted stock awards expensed	—	24,129	—	—	24,129	—	24,129	—
Acquisition of CapTech	—	—	—	—	—	—	—	13,817
Adjustment of redeemable noncontrolling interests	—	—	4,144	—	4,144	—	4,144	(4,144)
Purchase of noncontrolling interest	—	(1,447)	—	—	(1,447)	—	(1,447)	(8,224)
Other	—	6,528	(6)	—	6,522	263	6,785	(6,824)
December 31, 2015	13,959	3,342,357	3,137,285	1,354,508	7,834,150	6,459	7,840,609	62,958
Net income			455,689	—	455,689	99	455,788	4,655
Other comprehensive income			—	211,358	211,358	—	211,358	6
Comprehensive Income					667,047	99	667,146	4,661
Issuance of common stock	54	4,623	—	—	4,623	—	4,623	—
Repurchase of common stock	(58)	—	(51,142)	—	(51,142)	—	(51,142)	—
Restricted stock awards expensed	—	21,336	—	—	21,336	—	21,336	—
Adjustment of redeemable noncontrolling interests	—	—	(15,472)	—	(15,472)	—	(15,472)	15,472
Purchase of noncontrolling interest	—	350	—	—	350	—	350	(3,517)
Other	—	—	35	—	35	(74)	(39)	(5,896)
December 31, 2016	13,955	$3,368,666	$3,526,395	$1,565,866	$8,460,927	$6,484	$8,467,411	$73,678
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$460,443	$589,142	$323,688
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	63,358	(9,678)	84,543
Depreciation and amortization	194,147	200,987	203,580
Net realized investment gains	(65,147)	(106,480)	(46,000)
Loss on early extinguishment of debt	44,100	—	—
Decrease (increase) in receivables	(163,123)	5,604	21,148
Increase in deferred policy acquisition costs	(41,619)	(7,360)	(99,387)
Increase (decrease) in unpaid losses and loss adjustment expenses, net	(9,429)	(91,960)	249,873
Decrease in life and annuity benefits	(54,580)	(85,257)	(62,883)
Increase (decrease) in unearned premiums, net	134,593	(4,522)	147,840
Increase (decrease) in payables to insurance and reinsurance companies	11,582	(31,829)	(45,204)
Increase (decrease) in income taxes payable	(16,484)	27,817	(46,576)
Increase in accrued expenses	67,994	97,273	56,042
Decrease in other liabilities	(90,571)	(5,793)	(76,383)
Other	(641)	73,207	6,511
Net Cash Provided By Operating Activities	534,623	651,151	716,792
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	365,822	538,978	1,286,871
Proceeds from maturities, calls and prepayments of fixed maturities	963,165	1,503,616	1,420,817
Cost of fixed maturities and equity securities purchased	(2,205,939)	(1,576,254)	(3,153,055)
Net change in short-term investments	(689,194)	(62,124)	(129,164)
Proceeds from sales of equity method investments	8,790	23,155	107,292
Cost of equity method investments	(8,576)	(21,849)	(16,081)
Change in restricted cash and cash equivalents	93,370	62,324	264,701
Additions to property and equipment	(63,674)	(79,755)	(82,132)
Acquisitions, net of cash acquired	(7,527)	(261,521)	(319,086)
Other	(1,348)	(797)	(2,368)
Net Cash Provided (Used) By Investing Activities	(1,545,111)	125,773	(622,205)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	559,300	69,797	89,480
Repayment and retirement of senior long-term debt and other debt	(278,363)	(88,020)	(83,722)
Premiums and fees related to early extinguishment of debt	(43,691)	—	—
Repurchases of common stock	(51,142)	(31,491)	(26,053)
Issuance of common stock	4,623	4,752	5,691
Payment of contingent consideration	(14,219)	(9,263)	(2,766)
Purchase of redeemable noncontrolling interests	(3,167)	(12,474)	(25,918)
Distributions to noncontrolling interests	(5,949)	(6,287)	(5,245)
Other	(15,373)	(1,225)	(18,591)
Net Cash Provided (Used) By Financing Activities	152,019	(74,211)	(67,124)
Effect of foreign currency rate changes on cash and cash equivalents	(32,793)	(32,873)	(45,820)
Increase (decrease) in cash and cash equivalents	(891,262)	669,840	(18,357)
Cash and cash equivalents at beginning of year	2,630,009	1,960,169	1,978,526
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,738,747	$2,630,009	$1,960,169
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Corporation is a diverse financial holding company serving a variety of niche markets. Markel Corporation's principal business markets and underwrites specialty insurance products. Through its wholly owned subsidiary, Markel Ventures, Inc. (Markel Ventures), Markel Corporation also owns interests in various industrial and service businesses that operate outside of the specialty insurance marketplace.

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

c)Investments. Available-for-sale investments are recorded at estimated fair value. Unrealized gains and losses on investments, net of income taxes, are included in accumulated other comprehensive income in shareholders' equity. The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary.

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains or losses are included in earnings. Realized gains or losses from sales of investments are derived using the first-in, first-out method.

The Company also has certain investments in fixed maturity and equity securities that are recorded at estimated fair value with changes in unrealized gains and losses recorded in net income. These fixed maturity and equity security investments totaled $41.4 million and $191.2 million, respectively, as of December 31, 2016 and are included in fixed maturities and equity securities in the consolidated balance sheets.

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

i)Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives (generally, the lower of the life of the lease or the estimated useful life for leasehold improvements, ten to 40 years for buildings, seven to 40 years for land improvements, three to ten years for furniture and equipment and three to 25 years for other property and equipment).

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

The Company recognizes changes in the redemption value that exceed the carrying value of redeemable noncontrolling interests to retained earnings as if the balance sheet date were also the redemption date. Changes in the redemption value also result in an adjustment to net income to shareholders in the calculation of basic and diluted net income per share. The change in the redemption value of redeemable noncontrolling interests in 2016, 2015 and 2014 resulted in an adjustment to retained earnings of a decrease of $15.5 million, an increase of $4.1 million, and a decrease of $8.2 million, respectively.

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

Investment management fee income is recognized over the period in which investment management services are provided and is calculated and billed monthly based on the net asset value of the accounts managed. Performance fee arrangements entitle the Company to participate, on a fixed-percentage basis, in any net income generated in excess of an agreed-upon threshold as established by the underlying investment management agreements. In general, net income is calculated at the end of each calendar year and performance fees are payable annually. Following the preferred method identified in the Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

o)Stock-based Compensation. Stock-based compensation expense is generally recognized as part of underwriting, acquisition and insurance expenses over the requisite service period. Stock-based compensation expense, net of taxes, was $14.3 million in 2016, $16.3 million in 2015 and $18.7 million in 2014. See note 12.

p)Foreign Currency Translation. The functional currencies of the Company's foreign operations are the currencies in which the majority of their business is transacted. Assets and liabilities of foreign operations are translated into the United States Dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign operations are translated using the average exchange rate for the period. Gains or losses from translating the financial statements of foreign operations denominated in a functional currency are included, net of taxes, in shareholders' equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency other than a functional currency are included in net income.

The Company manages its exposure to foreign currency risk primarily by matching assets, other than goodwill and intangible assets, and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk. For functional currencies, the related exchange rate fluctuations are reflected in other comprehensive income (loss). The cumulative foreign currency translation adjustment, net of taxes, was a loss of $84.4 million and $72.7 million at December 31, 2016 and 2015, respectively.

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

t)Variable Interest Entities. The Company determines whether it has relationships with entities defined as VIEs in accordance with ASC Topic 810, Consolidation. Under this guidance, a VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.

An entity in which the Company holds a variable interest is a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of equity investment at risk lack either the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that most significantly impact the entity's economic performance or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

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

u)Recent Accounting Pronouncements.

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

Effective January 1, 2016, the Company adopted FASB ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt is no longer recorded as a separate asset on the balance sheet. The amortization of debt issuance costs continues to be included in interest expense. ASU No. 2015-03 was applied retrospectively to all periods presented. As a result, debt issuance costs totaling $2.2 million and $2.6 million were reclassified from other assets to senior long-term debt and other debt as of December 31, 2015 and December 31, 2014, respectively. The adoption of this ASU did not have an impact on the Company's results of operations or cash flows.

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

Effective for the year ended December 31, 2016, the Company adopted FASB ASU No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. ASU No. 2015-09 requires significant new disclosures for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The guidance requires annual tabular disclosure, on a disaggregated basis, of undiscounted incurred and paid claim and allocated claim adjustment expense development by accident year, net of reinsurance, for up to 10 years. Tables must also include the total incurred but not reported claims liabilities, plus expected development on reported claims, and claims frequency for each accident year. A description of estimation methodologies and any significant changes in methodologies and assumptions used to calculate the liability and frequency is also required. Based on the disaggregated claims information in the tables, disclosure of historical average annual percentage payout of incurred claims is also required. The ASU requires retrospective application by providing comparative disclosures for each period presented, other than those that are only required for the most recent reporting period. These new annual disclosures have been included in note 9. Interim period disclosures must include a tabular rollforward and related qualitative information for the liability for unpaid losses and loss adjustment expenses. The interim disclosures are required beginning in the first quarter of 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers were all issued in 2016 as amendments to ASU No. 2014-09. These amendments will be evaluated and adopted in conjunction with ASU No. 2014-09. The Company expects to adopt ASU No. 2014-09 as of January 1, 2018 using the modified retrospective method, whereby the cumulative effect of adoption will be recognized at the date of initial application. The adoption of this ASU will not impact the Company's insurance premium revenues or revenues from its investment portfolio, which totaled 77% of consolidated revenues for the year ended December 31, 2016, but will impact the Company's other revenues, which are primarily attributable to its non-insurance operations. The Company has completed an inventory of revenue streams from its non-insurance operations, which are comprised of a diverse portfolio of contracts across various industries, and is currently evaluating changes, if any, that will be necessary. The Company has not determined the full impact that adopting the new accounting guidance will have on its consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income (loss). ASU No. 2016-01 becomes effective for the Company during the first quarter of 2018 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. The Company is currently evaluating ASU No. 2016-01 to determine the impact that adopting this standard will have on the consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but will have a material impact on the Company's results of operations as changes in fair value of equity instruments will be presented in net income rather than other comprehensive income (loss). As of December 31, 2016, accumulated other comprehensive income included $1.5 billion of net unrealized gains on equity securities, net of taxes. See note 3(f) for details regarding the change in net unrealized gains on equity securities included in other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to record most leases on their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related leasing expense within net income. The guidance also eliminates real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU No. 2016-02 becomes effective for the Company during the first quarter of 2019 and will be applied under a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. See note 16 for details regarding the Company's minimum annual rental commitments payable directly by the Company for noncancelable operating leases at December 31, 2016, which will be subject to this new guidance. The calculation of the lease liability and right-of-use asset requires further analysis of the underlying leases to determine which portion of the underlying lease payments are required to be included in the calculation. The Company is currently evaluating ASU No. 2016-02 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. For available-for-sale debt securities, which are measured at fair value, the ASU requires entities to record impairments as an allowance, rather than a reduction of the amortized cost, as is currently required under the other-than-temporary impairment model. ASU No. 2016-13 becomes effective for the Company during the first quarter of 2020 and will be applied using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating ASU No. 2016-13 to determine the potential impact that adopting this standard will have on the consolidated financial statements. Application of the new expected loss model for measuring impairment losses will not impact the Company's investment portfolio, all of which is considered available-for sale, but will impact the Company's other financial assets, including its reinsurance recoverables. Upon adoption of this ASU, any impairment losses on the Company's available-for-sale debt securities will be recorded as an allowance, subject to reversal, rather than as a reduction in amortized cost.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory, which will require companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. Intercompany transfers of assets across tax jurisdictions may have cash tax consequences and may be taxable events as proscribed by the applicable tax jurisdiction. Currently, companies are prohibited from recognizing those tax effects until the asset has been sold to an outside party. The income tax effects of intercompany inventory transactions will continue to be deferred. ASU No. 2016-16 becomes effective for the Company during the first quarter of 2018 and will be applied using a modified retrospective transition approach. Early adoption is permitted. Adoption of this ASU will not impact the Company's cash flows and is not expected to have a material impact on the Company's financial position or results of operations.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which will require a single decision maker evaluating whether it is the primary beneficiary of a VIE to consider its indirect interests held by related parties that are under common control on a proportionate basis. Under the guidance the FASB issued last year, which was adopted by the Company effective January 1, 2016, the decision maker was required to consider those interests in their entirety. ASU No. 2016-17 becomes effective for the Company beginning in 2017 and will be applied retrospectively to 2016, the fiscal year in which the amendments in Update 2015-02 initially were applied, as described above. Adoption of this guidance is not expected to result in any changes to our previous consolidation conclusions.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Currently, changes in restricted cash and cash equivalents are presented as operating, investing or financing activities on the statement of cash flows. ASU No. 2016-18 becomes effective for the Company during the first quarter of 2018 and will be applied using a retrospective approach for each period presented. The Company currently presents changes in restricted cash and cash equivalents on the face of the statements of cash flows as an investing activity. Upon adoption of this ASU, the Company's statements of cash flows will include restricted cash and cash equivalents in the beginning-of-period and end-of-period total amounts for cash, cash equivalents and restricted cash and cash equivalents. Adoption of this ASU will not impact the Company's financial position, results of operations or total comprehensive income (loss).

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test, which is performed by estimating the fair value of individual assets and liabilities of the reporting unit to calculate the implied fair value of goodwill. Instead, an entity will record a goodwill impairment charge based on the excess of a reporting unit's carrying value over its estimated fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 becomes effective for the Company during the first quarter of 2020 and will be applied prospectively. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2. Acquisitions

CATCo Investment Management Acquisition

In December 2015, the Company completed the acquisition of substantially all of the assets of CATCo Investment Management Ltd. (CATCo IM) and CATCo-Re Ltd. CATCo IM was a leading insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. Results attributable to Markel CATCo Investment Management Ltd. (MCIM), the wholly owned subsidiary formed in conjunction with this transaction, are included with the Company's non-insurance operations, which are not included in a reportable segment.

Total consideration for the acquisition was $205.7 million, all of which was cash. The purchase price was allocated to the acquired assets and liabilities based on estimated fair values at the acquisition date. The Company recognized goodwill of $91.9 million, all of which is expected to be deductible for income tax purposes. The goodwill is primarily attributable to the Company's ability to achieve continued capital growth in excess of that which can be expected for the investment funds previously managed by CATCo IM. The Company also recognized other intangible assets of $113.0 million, primarily related to its investment management agreements. These intangible assets are expected to be amortized over a weighted average period of 14 years.

In connection with the acquisition, the Company instituted performance incentive and retention arrangements for former CATCo employees, whom are now employed by MCIM. Pursuant to these agreements, the Company committed to the payment of performance bonuses derived from the results of the business in 2016 through 2018 and retention bonuses that will be paid annually over the three year period following the acquisition. The total amount of these payments is currently estimated to be $105 million, of which $33.2 million was recognized as compensation expense for the year ended December 31, 2016. The balance will be recognized in the consolidated financial statements as post-acquisition compensation expense over the remaining performance period and as services are provided.

Markel Ventures Acquisitions

In December 2015, the Company acquired 80% of the outstanding shares of CapTech Ventures, Inc. (CapTech), a privately held company headquartered in Richmond, Virginia. CapTech is a management and IT consulting firm, providing services and solutions to a wide array of customers. Under the terms of the acquisition agreement for CapTech, the Company has the option to acquire the remaining equity interests and the remaining equity interests have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on CapTech's earnings in specified periods preceding the redemption date.

Total consideration for the CapTech acquisition was $60.6 million. Total consideration included the estimated fair value of contingent consideration we expected to pay based on CapTech's earnings, as defined in the stock purchase agreement, through 2018. The purchase price was preliminarily allocated to the acquired assets and liabilities based on the estimated fair values at the acquisition date. During 2016, the Company completed the process of determining the fair value of the assets and liabilities acquired with CapTech. There were no material adjustments to the provisional estimates recorded as of December 31, 2015. The Company recognized goodwill of $50.6 million related to this acquisition, none of which is expected to be deductible for income tax purposes. The Company also recognized other intangible assets of $49.2 million, primarily related to customer relationships, and redeemable noncontrolling interests of $13.8 million. These intangible assets are expected to be amortized over a weighted average period of 14 years. Results attributable to this acquisition are included with the Company's non-insurance operations, which are not included in a reportable segment.

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

Acquisition of Abbey Protection

In January 2014, the Company completed its acquisition of 100% of the share capital of Abbey Protection plc (Abbey), an integrated specialty insurance and consultancy group headquartered in London. Abbey's business is focused on the underwriting and sale of insurance products to small and medium-sized enterprises and affinity groups in the United Kingdom providing protection against legal expenses and professional fees incurred as a result of legal actions or investigations by tax authorities, as well as providing a range of complementary legal and professional consulting services. Results attributable to Abbey's insurance operations are included in the International Insurance segment. Results attributable to Abbey's consultancy operations are reported with the Company's non-insurance operations, which are not included in a reportable segment.

Total consideration for this acquisition was $190.7 million, all of which was cash consideration. The purchase price was allocated to the acquired assets and liabilities based on estimated fair values at the acquisition date. The Company recognized goodwill of $65.8 million, of which $43.0 million was allocated to the International Insurance segment and $22.8 million was allocated to the Company's non-insurance operations. None of the goodwill recognized is expected to be deductible for income tax purposes. The goodwill is primarily attributable to Abbey's assembled workforce and synergies that are expected to result upon integration of Abbey into the Company's insurance operations. The Company also recognized other intangible assets of $113.4 million, including $103.5 million of customer relationships and $9.9 million of trade names. These intangible assets are expected to be amortized over 20 years and 14 years, respectively.

Subsequent Event

On February 1, 2017, the Company entered into a definitive merger agreement to acquire SureTec Financial Corp. (SureTec) for approximately $250 million. SureTec is a Texas-based privately held surety company primarily offering contract, commercial and court bonds. The transaction is subject to customary closing conditions, including insurance regulatory approvals, and is expected to close in the first half of 2017. Upon completion of the acquisition, SureTec's operating results will be included in the Company's U.S. Insurance segment.

3. Investments

a)The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies.

	December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury	$259,379	$99	$(894)	$—	$258,584
U.S. government-sponsored enterprises	418,457	9,083	(4,328)	—	423,212
Obligations of states, municipalities and political subdivisions	4,324,332	145,678	(41,805)	—	4,428,205
Foreign governments	1,306,324	159,291	(2,153)	—	1,463,462
Commercial mortgage-backed	1,055,947	3,953	(19,544)	—	1,040,356
Residential mortgage-backed	779,503	18,749	(5,048)	(2,258)	790,946
Asset-backed	27,494	2	(158)	—	27,338
Corporate	1,420,298	49,146	(9,364)	(673)	1,459,407
Total fixed maturity securities	9,591,734	386,001	(83,294)	(2,931)	9,891,510
Equity securities:
Insurance, banks and other financial institutions	846,343	857,063	(5,596)	—	1,697,810
Industrial, consumer and all other	1,635,105	1,421,080	(8,154)	—	3,048,031
Total equity securities	2,481,448	2,278,143	(13,750)	—	4,745,841
Short-term investments	2,336,100	57	(6)	—	2,336,151
Investments, available-for-sale	$14,409,282	$2,664,201	$(97,050)	$(2,931)	$16,973,502

	December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other- Than-Temporary Impairment Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury	$310,370	$95	$(1,048)	$—	$309,417
U.S. government-sponsored enterprises	385,282	9,741	(3,733)	—	391,290
Obligations of states, municipalities and political subdivisions	3,817,136	204,302	(8,225)	—	4,013,213
Foreign governments	1,302,329	115,809	(1,681)	—	1,416,457
Commercial mortgage-backed	657,670	6,867	(4,999)	—	659,538
Residential mortgage-backed	837,964	22,563	(4,022)	(2,258)	854,247
Asset-backed	36,462	15	(406)	—	36,071
Corporate	1,690,945	41,123	(16,209)	(1,624)	1,714,235
Total fixed maturity securities	9,038,158	400,515	(40,323)	(3,882)	9,394,468
Equity securities:
Insurance, banks and other financial institutions	651,002	690,271	(6,551)	—	1,334,722
Industrial, consumer and all other	1,557,832	1,227,052	(45,131)	—	2,739,753
Total equity securities	2,208,834	1,917,323	(51,682)	—	4,074,475
Short-term investments	1,642,103	167	(9)	—	1,642,261
Investments, available-for-sale	$12,889,095	$2,318,005	$(92,014)	$(3,882)	$15,111,204

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2016
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturity securities:
U.S. Treasury	$122,950	$(894)	$—	$—	$122,950	$(894)
U.S. government-sponsored enterprises	220,333	(4,324)	7,618	(4)	227,951	(4,328)
Obligations of states, municipalities and political subdivisions	1,004,947	(37,685)	31,723	(4,120)	1,036,670	(41,805)
Foreign governments	68,887	(2,145)	5,005	(8)	73,892	(2,153)
Commercial mortgage-backed	749,889	(19,091)	29,988	(453)	779,877	(19,544)
Residential mortgage-backed	181,557	(4,987)	79,936	(2,319)	261,493	(7,306)
Asset-backed	14,501	(106)	5,869	(52)	20,370	(158)
Corporate	494,573	(8,357)	93,790	(1,680)	588,363	(10,037)
Total fixed maturity securities	2,857,637	(77,589)	253,929	(8,636)	3,111,566	(86,225)
Equity securities:
Insurance, banks and other financial institutions	8,808	(410)	37,973	(5,186)	46,781	(5,596)
Industrial, consumer and all other	98,406	(4,772)	29,650	(3,382)	128,056	(8,154)
Total equity securities	107,214	(5,182)	67,623	(8,568)	174,837	(13,750)
Short-term investments	504,211	(6)	—	—	504,211	(6)
Total	$3,469,062	$(82,777)	$321,552	$(17,204)	$3,790,614	$(99,981)

At December 31, 2016, the Company held 654 securities with a total estimated fair value of $3.8 billion and gross unrealized losses of $100.0 million. Of these 654 securities, 109 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $321.6 million and gross unrealized losses of $17.2 million. Of these securities, 93 securities were fixed maturity securities and 16 were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturity securities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

	December 31, 2015
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturity securities:
U.S. Treasury	$301,300	$(962)	$7,426	$(86)	$308,726	$(1,048)
U.S. government-sponsored enterprises	125,703	(2,686)	85,126	(1,047)	210,829	(3,733)
Obligations of states, municipalities and political subdivisions	169,362	(4,864)	70,101	(3,361)	239,463	(8,225)
Foreign governments	51,328	(249)	40,345	(1,432)	91,673	(1,681)
Commercial mortgage-backed	289,058	(3,600)	95,843	(1,399)	384,901	(4,999)
Residential mortgage-backed	78,814	(2,858)	137,100	(3,422)	215,914	(6,280)
Asset-backed	6,228	(54)	24,315	(352)	30,543	(406)
Corporate	470,694	(9,509)	343,737	(8,324)	814,431	(17,833)
Total fixed maturity securities	1,492,487	(24,782)	803,993	(19,423)	2,296,480	(44,205)
Equity securities:
Insurance, banks and other financial institutions	63,873	(6,384)	6,247	(167)	70,120	(6,551)
Industrial, consumer and all other	344,857	(44,879)	2,907	(252)	347,764	(45,131)
Total equity securities	408,730	(51,263)	9,154	(419)	417,884	(51,682)
Short-term investments	129,473	(9)	—	—	129,473	(9)
Total	$2,030,690	$(76,054)	$813,147	$(19,842)	$2,843,837	$(95,896)

At December 31, 2015, the Company held 659 securities with a total estimated fair value of $2.8 billion and gross unrealized losses of $95.9 million. Of these 659 securities, 271 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $813.1 million and gross unrealized losses of $19.8 million. Of these securities, 264 securities were fixed maturity securities and seven were equity securities.

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. All securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for other-than-temporary impairment, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For equity securities, the ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery is considered. For fixed maturity securities, the Company considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery, the implied yield-to-maturity, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due.

For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed maturity securities where the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a decline in fair value is considered to be other-than-temporary and is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the non-credit portion of the other-than-temporary impairment, which is recognized in other comprehensive income (loss). The discount rate used to calculate the estimated present value of the cash flows expected to be collected is the effective interest rate implicit for the security at the date of purchase.

When assessing whether it intends to sell a fixed maturity or if it is likely to be required to sell a fixed maturity before recovery of its amortized cost, the Company evaluates facts and circumstances including decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and, ultimately, current market prices.

c)The amortized cost and estimated fair value of fixed maturity securities at December 31, 2016 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$798,529	$800,733
Due after one year through five years	1,210,130	1,252,152
Due after five years through ten years	1,582,373	1,659,755
Due after ten years	4,137,758	4,320,230
	7,728,790	8,032,870
Commercial mortgage-backed	1,055,947	1,040,356
Residential mortgage-backed	779,503	790,946
Asset-backed	27,494	27,338
Total fixed maturity securities	$9,591,734	$9,891,510

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of fixed maturity securities at December 31, 2016 was 6.3 years.

d)The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Interest:
Municipal bonds (tax-exempt)	$88,654	$93,580	$98,262
Municipal bonds (taxable)	65,749	57,550	49,345
Other taxable bonds	144,752	138,763	152,789
Short-term investments, including overnight deposits	11,177	5,223	5,959
Dividends on equity securities	70,577	74,705	65,031
Income (loss) from equity method investments	6,852	(262)	4,766
Other	2,676	651	2,338
	390,437	370,210	378,490
Investment expenses	(17,207)	(16,997)	(15,260)
Net investment income	$373,230	$353,213	$363,230

e)Cumulative credit losses recognized in net income on fixed maturities where other-than-temporary impairment was identified and a portion of the other-than-temporary impairment was included in other comprehensive income (loss) were $10.7 million at December 31, 2016 and 2015 and $12.7 million at December 31, 2014.

f)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Realized gains:
Sales of fixed maturity securities	$5,160	$3,073	$8,417
Sales of equity securities	70,177	156,987	51,356
Other	1,415	8,103	15,205
Total realized gains	76,752	168,163	74,978
Realized losses:
Sales of fixed maturity securities	(704)	(4,598)	(18,136)
Sales of equity securities	(6,988)	(1,232)	(802)
Other-than-temporary impairments	(18,355)	(44,481)	(4,784)
Other	(2,349)	(486)	(15,700)
Total realized losses	(28,396)	(50,797)	(39,422)
Gains (losses) on securities measured at fair value through net income	16,791	(10,886)	10,444
Net realized investment gains	$65,147	$106,480	$46,000
Change in net unrealized gains on investments included in other comprehensive income (loss):
Fixed maturity securities	$(56,534)	$(137,435)	$480,350
Equity securities	398,752	(320,277)	500,673
Short-term investments	(107)	128	12
Net increase (decrease)	$342,111	$(457,584)	$981,035

g)The following table presents other-than-temporary impairment losses recognized in net income and included in net realized investment gains by investment type.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Fixed maturity securities:
Commercial mortgage-backed	$—	$—	$(61)
Asset-backed	—	—	(197)
Corporate	—	—	(46)
Total fixed maturity securities	—	—	(304)
Equity securities:
Insurance, banks and other financial institutions	(7,586)	(9,835)	(341)
Industrial, consumer and all other	(10,769)	(34,646)	(4,139)
Total equity securities	(18,355)	(44,481)	(4,480)
Total	$(18,355)	$(44,481)	$(4,784)

h)The following table presents the components of restricted assets.

	December 31,
(dollars in thousands)	2016	2015
Restricted assets held in trust or on deposit to support underwriting activities	$4,059,336	$4,037,458
Investments and cash and cash equivalents pledged as security for letters of credit	355,616	745,744
Total	$4,414,952	$4,783,202

Total restricted assets are included on the Company's consolidated balance sheets as follows.

	December 31,
(dollars in thousands)	2016	2015
Investments, available-for-sale	$4,068,535	$4,343,070
Restricted cash and cash equivalents	346,417	440,132
Total	$4,414,952	$4,783,202

i)At December 31, 2016 and 2015, investments in securities issued by the U.S. Treasury, U.S. government agencies and U.S. government-sponsored enterprises were the only investments in any one issuer that exceeded 10% of shareholders' equity.

At December 31, 2016, the Company's ten largest equity holdings represented $2.1 billion, or 44%, of the equity portfolio. Investments in the property and casualty insurance industry represented $1.0 billion, or 22%, of the equity portfolio at December 31, 2016. Investments in the property and casualty insurance industry included a $511.3 million investment in the common stock of Berkshire Hathaway Inc.

4. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2016	2015
Amounts receivable from agents, brokers and insureds	$1,061,190	$983,510
Trade accounts receivable	123,341	119,558
Investment management and performance fees receivable	38,735	—
Employee stock loans receivable (see note 12(c))	20,171	16,900
Other	10,122	6,165
	1,253,559	1,126,133
Allowance for doubtful receivables	(11,910)	(12,430)
Receivables	$1,241,649	$1,113,703

5. Deferred Policy Acquisition Costs

The following table presents the amounts of policy acquisition costs deferred and amortized.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Balance, beginning of year	$352,756	$353,410	$260,967
Policy acquisition costs deferred	823,840	752,324	754,303
Amortization of policy acquisition costs	(782,221)	(744,964)	(654,916)
Foreign currency movements	(1,965)	(8,014)	(6,944)
Deferred policy acquisition costs	$392,410	$352,756	$353,410

The following table presents the components of underwriting, acquisition and insurance expenses.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Amortization of policy acquisition costs	$782,221	$744,964	$654,916
Other operating expenses	716,369	710,116	805,966
Underwriting, acquisition and insurance expenses	$1,498,590	$1,455,080	$1,460,882

6. Property and Equipment

The following table presents the components of property and equipment, which are included in other assets on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2016	2015
Land	$56,783	$56,408
Buildings	76,159	77,488
Leasehold improvements	95,898	104,003
Land improvements	74,040	71,585
Furniture and equipment	301,146	291,736
Other	162,385	134,939
	766,411	736,159
Accumulated depreciation and amortization	(354,009)	(305,324)
Property and equipment	$412,402	$430,835

Depreciation and amortization expense of property and equipment was $64.8 million, $64.2 million and $51.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company does not own any individually material properties. The Company leases substantially all of the facilities used by its insurance operations and certain furniture and equipment under operating leases. The Company leases offices for the U.S. Insurance segment in Glen Allen, Virginia and in 24 other locations; the Company leases offices for the International Insurance segment in London, England and in 29 other locations; and the Company leases offices for the Reinsurance segment primarily in Summit, New Jersey and Hamilton, Bermuda. The Company's Markel Ventures operations own certain of their office, clinic, manufacturing, warehouse and distribution facilities and lease others. The Company believes these facilities are suitable and adequate for the Company's insurance and non-insurance operations.

7. Goodwill and Intangible Assets

The following table presents the components of goodwill by reportable segment.

(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other(1)	Total
January 1, 2015	$280,579	$408,183	$122,745	$237,608	$1,049,115
Acquisitions (see note 2)	—	—	—	146,659	146,659
Impairment loss	—	—	—	(14,880)	(14,880)
Foreign currency movements and other adjustments	—	(10,190)	—	(2,860)	(13,050)
December 31, 2015 (2)	$280,579	$397,993	$122,745	$366,527	$1,167,844
Impairment loss	—	—	—	(18,723)	(18,723)
Foreign currency movements and other adjustments	—	(5,809)	—	(1,064)	(6,873)
December 31, 2016 (2)	$280,579	$392,184	$122,745	$346,740	$1,142,248

(1)	Amounts included in Other above are related to the Company's non-insurance operations, which are not included in a reportable segment.

(2)	Goodwill is net of accumulated impairment losses of $47.3 million and $28.6 million, as of December 31, 2016 and 2015, respectively, included in Other.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. As part of our annual impairment test, during the fourth quarter of 2016, the Company recorded a goodwill impairment charge of $18.7 million to other expenses for one of our Markel Ventures industrial manufacturing reporting units, to reduce the carrying value of its goodwill to its implied fair value. Unfavorable market conditions, specifically declining oil prices from late 2014 through 2016 resulted in lower than expected earnings over a similar time period. The reporting unit's earnings are generally tied to infrastructure spending across global markets, a significant portion of which are influenced by the price of oil. To determine the value of the impairment loss, the Company estimated the fair value of the reporting unit primarily using an income approach based on a discounted cash flow model. While these cash flow projections yield positive cash flows and earnings in the long-term, they were insufficient to support the current carrying value of the reporting unit due to the unfavorable impact of current market conditions and recent trends on our shorter-term projections. Following the impairment charge in 2016, the carrying value of the reporting unit's goodwill is zero.

During the fourth quarters of 2015 and 2014, the Company recorded goodwill impairment charges of $14.9 million and $13.7 million, respectively, to other expenses, for one of our Markel Ventures healthcare reporting units, to reduce the carrying value of its goodwill to its implied fair value. The reporting unit's operations consist of the planning, development and operation of behavioral health services in partnership with healthcare organizations and are reported in our non-insurance operations. In both periods, the Company determined the goodwill for the reporting unit was impaired as a result of lower than expected earnings and lower estimated future earnings. To determine the value of the impairment losses, the Company estimated the fair value of the reporting unit primarily using an income approach based on a discounted cash flow model. Following the impairment charge in 2015, the carrying value of the reporting unit's goodwill is zero.

The following table presents the components of intangible assets with a net carrying amount.

	December 31,
	2016		2015
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$460,327	$(119,376)	$481,547	$(97,892)
Broker relationships	183,092	(56,888)	182,626	(45,135)
Trade names	100,966	(29,745)	103,681	(23,821)
Investment management agreements	98,000	(7,000)	98,000	—
Technology	54,408	(28,220)	54,241	(22,288)
Insurance licenses	30,185	—	30,185	—
Lloyd's syndicate capacity	12,000	—	12,000	—
Other	34,172	(9,379)	30,496	(11,268)
Total	$973,150	$(250,608)	$992,776	$(200,404)

Amortization of intangible assets was $68.5 million, $68.9 million and $57.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of intangible assets is estimated to be $67.4 million for 2017, $66.0 million for 2018, $58.0 million for 2019, $51.6 million for 2020 and $50.0 million for 2021. Indefinite-lived intangible assets were $48.2 million at December 31, 2016 and December 31, 2015.

8. Income Taxes

Income before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Domestic operations	$288,905	$323,954	$240,279
Foreign operations	341,015	418,151	200,099
Income before income taxes	$629,920	$742,105	$440,378

Income tax expense includes the following components.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Current:
Domestic	$57,916	$44,406	$7,573
Foreign	48,203	118,235	24,574
Total current tax expense	106,119	162,641	32,147
Deferred:
Domestic	19,991	9,415	43,673
Foreign	43,367	(19,093)	40,870
Total deferred tax expense (benefit)	63,358	(9,678)	84,543
Income tax expense	$169,477	$152,963	$116,690

Foreign income tax expense includes United States income tax expense on foreign operations, which includes United States income tax on the Company's Bermuda-based operations, certain of which have elected to be taxed as domestic corporations for United States tax purposes.

State income tax expense is not material to the consolidated financial statements.

The Company made income tax payments of $142.2 million, $132.5 million and $89.5 million in 2016, 2015 and 2014, respectively. Current income taxes payable were $46.4 million and $63.5 million at December 31, 2016 and 2015, respectively, and were included in other liabilities on the consolidated balance sheets.

Reconciliations of the United States corporate income tax rate to the effective tax rate on income before income taxes are presented in the following table.

	Years Ended December 31,
	2016	2015	2014
United States corporate tax rate	35%	35%	35%
Tax-exempt investment income	(6)	(5)	(9)
Foreign tax credits	(2)	(8)	(1)
Foreign operations	1	(1)	—
Other	(1)	—	1
Effective tax rate	27%	21%	26%

The 2015 effective tax rate included an 8% income tax benefit related to tax credits for foreign taxes paid. In previous periods, certain foreign taxes paid were not available for use as tax credits against the Company's United States provision for income taxes. Based on the Company's earnings from foreign operations in 2015, significant foreign taxes paid, both in 2015 and prior periods, were used as credits against its United States provision for income taxes in 2015. Foreign tax credits of the magnitude recognized in 2015 are not expected in future periods.

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2016	2015
Assets:
Unpaid losses and loss adjustment expenses	$181,303	$212,012
Life and annuity benefits	135,075	156,950
Unearned premiums recognized for income tax purposes	121,852	102,076
Accrued incentive compensation	67,719	53,586
Investments, including other-than-temporary impairments	58,248	65,641
Net operating loss carryforwards	26,743	18,771
Tax credit carryforwards	23,037	18,158
Stock-based compensation	19,235	21,948
Other differences between financial reporting and tax bases	44,942	40,497
Total gross deferred tax assets	678,154	689,639
Less valuation allowance	(18,781)	(5,131)
Total gross deferred tax assets, net of allowance	659,373	684,508
Liabilities:
Net unrealized gains on investments	723,198	626,776
Deferred policy acquisition costs	128,302	88,036
Amortization of goodwill and other intangible assets	102,631	107,271
Other differences between financial reporting and tax bases	35,727	38,613
Total gross deferred tax liabilities	989,858	860,696
Net deferred tax liability	$330,485	$176,188

The net deferred tax liability at December 31, 2016 and 2015 was included in other liabilities on the consolidated balance sheets.

At December 31, 2016, the Company had tax credit carryforwards of $23.0 million. The earliest any of these credits will expire is 2025.

At December 31, 2016, the Company had net operating losses of $12.6 million that can be used to offset future taxable income in the United States from Markel Capital Limited, a wholly owned United Kingdom subsidiary. The Company's ability to use these losses in the United States expires between the years 2023 and 2033. At December 31, 2016, the Company also had net operating losses of $18.1 million that can be used to offset other future taxable income in the United States. The Company's ability to use these losses in the United States expires between the years 2028 and 2030. At December 31, 2016, certain branch operations in Europe and a wholly owned subsidiary in Brazil had net operating losses of $81.7 million that can be used to offset future income in their local jurisdictions. The Company's ability to use $20.4 million of these losses expires between the years 2020 and 2025. The remaining losses are not subject to expiration. As discussed below, the deferred tax assets related to losses at the Company's European branches and Brazilian subsidiary are offset by valuation allowances.

The Company believes that it is more likely than not that it will realize $659.4 million of gross deferred tax assets, including net operating losses at December 31, 2016, through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities. As a result of cumulative net operating losses in certain jurisdictions, the Company has a valuation allowance of $18.8 million at December 31, 2016 that offsets the deferred tax assets primarily related to losses incurred at European branches of one of the Company's wholly owned United Kingdom subsidiaries and at one of the Company's Brazilian subsidiaries.

At December 31, 2016, the Company had unrecognized tax benefits of $8.9 million. If recognized, $8.6 million of these tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any changes in unrecognized tax benefits during 2017 that would have a material impact on the Company's income tax provision.

The following table presents a reconciliation of unrecognized tax benefits.

	Years Ended December 31,
(dollars in thousands)	2016	2015
Unrecognized tax benefits, beginning of year	$15,324	$17,700
Decreases for tax positions taken in prior years	—	(146)
Lapse of statute of limitations	(6,448)	(606)
Settlement with taxing authorities	—	(1,624)
Unrecognized tax benefits, end of year	$8,876	$15,324

With the exception of certain of our Bermuda subsidiaries, at December 31, 2016, earnings of the Company's foreign subsidiaries not previously taxed in the United States are considered reinvested indefinitely and no provision for deferred United States income taxes has been recorded. If the Company's intentions with respect to reinvestment were to change, and earnings were to be repatriated to the United States, these foreign subsidiaries would be subject to tax in the United States less applicable foreign tax credits. As of December 31, 2016, cumulative earnings of our foreign subsidiaries that are considered reinvested indefinitely and have not previously been subject to tax in the United States totaled approximately $615 million.

The Company is subject to income tax in the United States and in foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2013. During the first quarter of 2016, the Internal Revenue Service completed its examination of the Company's 2012 United States federal income tax return. There were no adjustments to the Company's income tax liabilities as a result of this examination.

9. Unpaid Losses and Loss Adjustment Expenses

a)The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses. In 2016, incurred losses and loss adjustment expenses in the following table exclude $11.7 million of favorable development on prior years loss reserves included in losses and loss adjustment expenses on the consolidated statement of income and other comprehensive income (loss) related to the commutation of a property and casualty deposit contract, for which the underlying deposit liability was included in other liabilities on the consolidated balance sheet as of December 31, 2015, rather than unpaid losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Net reserves for losses and loss adjustment expenses, beginning of year	$8,235,288	$8,535,483	$8,407,642
Foreign currency movements	(129,692)	(134,173)	(137,385)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	8,105,596	8,401,310	8,270,257
Incurred losses and loss adjustment expenses:
Current year	2,555,902	2,566,545	2,638,012
Prior years	(493,495)	(627,800)	(435,545)
Total incurred losses and loss adjustment expenses	2,062,407	1,938,745	2,202,467
Payments:
Current year	532,140	486,551	502,107
Prior years	1,529,206	1,423,286	1,436,851
Total payments	2,061,346	1,909,837	1,938,958
Effect of foreign currency rate changes	2,060	(17,281)	(19,476)
Net reserves for losses and loss adjustment expenses of acquired insurance companies	—	—	21,193
Reinsurance recoverable on retroactive reinsurance transactions	—	(177,649)	—
Net reserves for losses and loss adjustment expenses, end of year	8,108,717	8,235,288	8,535,483
Reinsurance recoverable on unpaid losses	2,006,945	2,016,665	1,868,669
Gross reserves for losses and loss adjustment expenses, end of year	$10,115,662	$10,251,953	$10,404,152

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

In 2016, incurred losses and loss adjustment expenses included $493.5 million of favorable development on prior years' loss reserves, which was due in part to $418.0 million of loss reserve redundancies on our long-tail casualty lines within the U.S. Insurance and International Insurance segments, our marine and energy product lines within the International Insurance segment, and our property product lines in the U.S. Insurance and Reinsurance segments, as actual claims reporting and development patterns on prior accident years have been more favorable than the Company's actuarial analyses initially anticipated. Redundancies in 2016 were partially offset by $71.2 million of adverse development on our specified medical and medical malpractice product lines within the U.S. Insurance segment.

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

The favorable development on prior years' loss reserves in 2015 was partially offset by $25.4 million of adverse development on prior years' loss reserves for A&E exposures, of which $7.1 million is attributable to the underwriting loss on the retroactive reinsurance transaction described above. Following the October 2015 retroactive reinsurance transaction, the Company's actuaries increased their estimate of the ultimate losses on the remaining A&E claims and management increased prior years' loss reserves by $15.0 million. Without the diversification of a larger portfolio of loss reserves, there is greater uncertainty around the potential outcomes of the remaining claims, and management strengthened reserves accordingly.

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

Once a year, generally during the third quarter, the Company completes an in-depth, actuarial review of its A&E exposures. During the annual review for 2014, the Company increased its expectation of the severity of the outcome of certain claims subject to litigation. As the ultimate outcome of known claims increases, the Company's expected ultimate closure value on unreported claims also increases. As a result, prior years' loss reserves for A&E exposures were increased by $27.2 million in 2014. During the annual review for both 2016 and 2015, the Company determined that no adjustment to loss reserves was required.

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amounts payable. The Company maintains reserves for specific claims incurred and reported (case reserves) and reserves for claims incurred but not reported (IBNR reserves), which include expected development on reported claims. The Company does not discount its reserves for losses and loss adjustment expenses to reflect estimated present value, except for reserves assumed in connection with an acquisition, which are recorded at fair value at the acquisition date. The fair value adjustment includes an adjustment to reflect the acquired reserves for losses and loss adjustment expenses at present value plus a risk premium, the net of which is amortized to losses and loss adjustment expenses within the consolidated statements of income. The amount of unamortized fair value adjustments included in unpaid losses and loss adjustment expenses as of December 31, 2016 and 2015 was $68.9 million and $91.0 million, respectively.

As of any balance sheet date, all claims have not yet been reported, and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for incurred but not reported claims.

There is normally a time lag between when a loss event occurs and when it is actually reported to the Company. The actuarial methods that the Company uses to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow the Company to more accurately estimate future payments. There is also a time lag between cedents establishing case reserves and re-estimating their reserves, and notifying the Company of the new or revised case reserves. As a result, the reporting lag is more pronounced in reinsurance contracts than in the insurance contracts due to the reliance on ceding companies to report their claims. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer in some cases. Based on the experience of the Company's actuaries and management, loss development factors and trending techniques are selected to mitigate the difficulties caused by reporting lags. The loss development and trending factor selections are evaluated at least annually and updated using cedent specific and industry data.

IBNR reserves are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves, which include expected development on reported claims, are generally calculated by subtracting paid losses and loss adjustment expenses and case reserves from estimated ultimate losses and loss adjustment expenses. IBNR reserves were 67% of total unpaid losses and loss adjustment expenses at December 31, 2016 compared to 65% at December 31, 2015

In establishing liabilities for unpaid losses and loss adjustment expenses, the Company's actuaries estimate an ultimate loss ratio, by accident year or policy year, for each product line with input from underwriting and claims associates. For product lines in which loss reserves are established on a policy year basis, the Company has developed a methodology to convert from policy year to accident year for financial reporting purposes. In estimating an ultimate loss ratio for a particular line of business, the actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market conditions, policy forms and exposures. Greater judgment may be required when new product lines are introduced or when there have been changes in claims handling practices, as the statistical data available may be insufficient. These estimates also reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, changes in law, general economic conditions and recent trends in these factors. Management believes the process of evaluating past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

Loss reserves are established at management's best estimate, which is generally higher than the corresponding actuarially calculated point estimate. The actuarial point estimate represents the actuaries' estimate of the most likely amount that will ultimately be paid to settle the loss reserves that are recorded at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management's perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors where management's perspective may differ from that of the actuaries include: the credibility and timeliness of claims information received from third parties, economic and social inflation, judicial decisions, changes in law, changes in underwriting or claims handling practices, general economic conditions, the risk of moral hazard and other current and developing trends within the insurance and reinsurance markets, including the effects of competition. As a result, the actuarially calculated point estimates for each of line of business represents starting points for management's quarterly review of loss reserves.

Inherent in the Company's reserving practices is the desire to establish loss reserves that are more likely redundant than deficient. As such, the Company seeks to establish loss reserves that will ultimately prove to be adequate. As part of the Company's acquisition of insurance operations, to the extent the reserving philosophy of the acquired business differs from the Company's reserving philosophy, the post-acquisition loss reserves will be strengthened until total loss reserves are consistent with the Company's target level of confidence. Furthermore, the Company's philosophy is to price its insurance products to make an underwriting profit. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but uncertainty remains regarding the potential for adverse development of estimated ultimate liabilities.

Following the completion of two retroactive reinsurance transactions in 2015, the Company has less variability in its consolidated loss reserves. Additionally, management continues to gain confidence in the actuarial projections on product lines previously written by Alterra Capital Holdings Limited (Alterra), which we acquired in 2013.  As a result, management's best estimate of the current accident year ultimate loss ratios on various product lines across all three of the Company's ongoing underwriting segments decreased in 2016 compared to 2015.

Management currently believes the Company's gross and net reserves are adequate. However, there is no precise method for evaluating the impact of any significant factor on the adequacy of reserves, and actual results will differ from original estimates.

b)The following tables present loss development information, by accident year, for the Company's U.S. Insurance, International Insurance and Reinsurance segments, including cumulative incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, as well as the corresponding amount of IBNR reserves as of December 31, 2016. This level of disaggregation is consistent with how the Company analyzes loss reserves for both internal and external reporting purposes. The loss development information for the years ended December 31, 2012 through 2015 is presented as supplementary information. For the Company's U.S. Insurance segment, the years presented in the tables comprise the majority of the period for which incurred losses typically remain outstanding. Incurred losses in the Company's International Insurance and Reinsurance segments, which generally include a larger proportion of long-tail business than the U.S. Insurance segment, generally remain outstanding more than five years; however, data prior to 2012 is not practically available by segment as a result of a change in the Company's reportable segments in 2014, which was most impactful on these two segments. Additionally, reserves for our international operations within these two segments are determined on a policy year basis and historical data prior to 2012 does not exist by accident year. All amounts included in the tables below related to transactions denominated in a foreign currency have been translated into United States Dollars using the exchange rates in effect at December 31, 2016.

The tables below also include claim frequency information, by accident year, for each of the segments presented. The Company defines a claim as a single claim incident, per policy, which may include multiple claimants and multiple coverages on a single policy. Claim counts include claims closed without a payment as well as claims where the Company is monitoring to determine if an exposure exists, even if a reserve has not been established.

In 2013, the Company completed the acquisition of Alterra, the results of which are included in each of the Company's reportable segments. Ultimate incurred losses and loss adjustment expenses, net of reinsurance for the year ended December 31, 2013 include outstanding liabilities for losses and loss adjustment expenses of Alterra as of the acquisition date, by accident year and not in any prior periods. Pre-acquisition data is not available by segment and accident year as a result of changes to the historical Alterra product line reporting structure that impacted each of the Company's reportable segments and the impact of significant intercompany reinsurance contracts. Additionally, Alterra reserves were historically determined on a policy year basis and pre-acquisition data does not exist in a format that can be used to determine accident year and segment. Following the acquisition, ongoing business attributable to Alterra was integrated with the Company's other insurance operations and is not separately tracked.

U.S. Insurance Segment

	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
	Unaudited				Year Ended December 31,
(in thousands)	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	December 31, 2016
2012	$949,141	$985,721	$924,138	$924,621	$909,237	$117,333	106
2013		1,130,681	1,105,927	1,042,100	1,009,438	175,309	65
2014			1,278,116	1,140,685	1,116,093	290,827	56
2015				1,285,411	1,211,389	500,705	55
2016					1,319,731	781,984	49
Total					$5,565,888

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited				Year Ended December 31,
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
2012	$193,708	$401,773	$546,635	$644,658	$728,802
2013		222,890	443,392	594,558	725,782
2014			264,697	487,068	650,118
2015				260,121	514,497
2016					278,650
Total					$2,897,849
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2012, net of reinsurance					402,534
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance					$3,070,573

Ultimate incurred losses and allocated loss adjustment expenses for the year ended December 31, 2013 for the U.S. Insurance segment include $97.4 million and $149.9 million of losses and loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to Alterra. Cumulative paid losses and allocated loss adjustment expenses for the year ended December 31, 2013 include $22.6 million and $23.2 million of paid losses and allocated loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to the acquired Alterra reserves and post-acquisition Alterra business. Cumulative paid losses and allocated loss adjustment expenses and cumulative reported claims for the 2012 and 2013 accident years exclude any claims paid or closed prior to the acquisition.

Cumulative reported claims for the 2012 and 2013 accident years include 65 thousand and 16 thousand, respectively, of claim counts associated with a personal lines product with high claim frequency and low claim severity that the Company stopped writing in 2013. The related net incurred losses and allocated loss adjustment expenses are not material to the U.S. Insurance segment.

International Insurance Segment

	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
	Unaudited				Year Ended December 31,
(in thousands)	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	December 31, 2016
2012	$412,684	$616,641	$557,604	$495,641	$479,558	$87,383	18
2013		597,145	581,164	476,433	446,568	155,062	17
2014			577,454	545,954	502,708	149,455	16
2015				488,649	489,119	222,864	16
2016					543,959	279,320	13
Total					$2,461,912

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited				Year Ended December 31,
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
2012	$38,992	$163,805	$230,882	$289,517	$319,843
2013		47,887	126,699	182,173	220,625
2014			65,683	167,568	240,050
2015				61,556	148,037
2016					92,665
Total					$1,021,220
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2012, net of reinsurance					570,940
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance					$2,011,632

Ultimate incurred losses and allocated loss adjustment expenses for the year ended December 31, 2013 for the International Insurance segment include $158.0 million and $162.7 million of losses and loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to Alterra. Cumulative paid losses and allocated loss adjustment expenses for the year ended December 31, 2013 include $14.0 million and $6.2 million of paid losses and allocated loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to the acquired Alterra reserves and post-acquisition Alterra business. Cumulative paid losses and allocated loss adjustment expenses and cumulative reported claims for the 2012 and 2013 accident years exclude any claims paid or closed prior to the acquisition.

Business contained within the Company's International Insurance segment includes business managed by other managing agents, coverholders and third party administrators, for which the Company is unable to obtain access to the underlying claim counts. As such, the claim count information for this business has been excluded from the total claim counts reported above. This business represents 4% of the cumulative incurred losses and allocated loss adjustment expenses, net of reinsurance, on the 2012 through 2016 accident years detailed above.

Reinsurance Segment

	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance
	Unaudited				Year Ended December 31,
(in thousands)	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	December 31, 2016
2012	$72,250	$545,939	$503,410	$482,836	$455,103	$137,778
2013		581,963	574,760	545,743	531,955	179,519
2014			575,479	565,252	536,274	209,246
2015				526,286	511,959	306,717
2016					529,518	382,407
Total					$2,564,809

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited				Year Ended December 31,
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
2012	$3,955	$64,209	$128,174	$183,321	$230,742
2013		71,182	154,494	209,256	268,052
2014			97,617	158,104	228,293
2015				63,963	134,530
2016					79,481
Total					$941,098
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2012, net of reinsurance					840,563
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance					$2,464,274

Ultimate incurred losses and allocated loss adjustment expenses for the year ended December 31, 2013 for the Reinsurance segment include $471.0 million and $531.8 million of losses and loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to Alterra. Cumulative paid losses and allocated loss adjustment expenses for the year ended December 31, 2013 include $52.4 million and $68.6 million of paid losses and allocated loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to the acquired Alterra reserves and post-acquisition Alterra business. Cumulative paid losses and allocated loss adjustment expenses for the 2012 and 2013 accident years exclude any claims paid prior to the acquisition.

All of the business contained within the Company's Reinsurance segment represents treaty business that is assumed from other insurance or reinsurance companies, for which the Company does not have access to the underlying claim counts. Further, this business includes both quota share and excess of loss treaty reinsurance, through which only a portion of each reported claim results in losses to the Company. As such, the Company has excluded claim count information from the Reinsurance segment disclosures.

The following table presents supplementary information about average historical claims duration as of December 31, 2016 based on the cumulative incurred and paid losses and allocated loss adjustment expenses presented above.

	Average Annual Percentage Payout of Incurred Losses by Age (in Years), Net of Reinsurance
Unaudited	1	2	3	4	5
U.S. Insurance	21.9%	21.4%	15.2%	11.9%	9.3%
International Insurance	12.3%	20.4%	13.6%	10.4%	6.3%
Reinsurance	12.0%	13.5%	12.5%	11.6%	10.4%

The following table reconciles the net incurred and paid loss development tables, by segment, to the liability for losses and loss adjustment expenses in the consolidated balance sheet.

(dollars in thousands)	December 31, 2016
Net outstanding liabilities
U.S. Insurance	$3,070,573
International Insurance	2,011,632
Reinsurance	2,464,274
Other Insurance (Discontinued Lines)	281,562
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	7,828,041

Reinsurance recoverable on unpaid losses
U.S. Insurance	631,608
International Insurance	982,127
Reinsurance	140,629
Other Insurance (Discontinued Lines)	252,581
Total reinsurance recoverable on unpaid losses	2,006,945

Unallocated loss adjustment expenses	211,777
Unamortized fair value adjustments on acquired reserves for losses and loss adjustment expenses	68,899
280,676
Total gross liability for unpaid losses and loss adjustment expenses	$10,115,662

c)The Company's exposure to A&E claims results from policies written by acquired insurance operations before their acquisition by the Company. The Company's exposure to A&E claims originated from umbrella, excess and commercial general liability (CGL) insurance policies and assumed reinsurance contracts that were written on an occurrence basis from the 1970s to mid-1980s. Exposure also originated from claims-made policies that were designed to cover environmental risks provided that all other terms and conditions of the policy were met.

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

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Net reserves for A&E losses and loss adjustment expenses, beginning of year	$132,869	$287,723	$272,194
Incurred losses and loss adjustment expenses	(5,277)	25,415	32,840
Payments	(15,988)	(20,628)	(17,311)
Reinsurance recoverable on retroactive reinsurance transactions	—	(159,641)	—
Net reserves for A&E losses and loss adjustment expenses, end of year	111,604	132,869	287,723
Reinsurance recoverable on unpaid losses	212,300	253,756	102,719
Gross reserves for A&E losses and loss adjustment expenses, end of year	$323,904	$386,625	$390,442

At December 31, 2016, asbestos-related reserves were $252.1 million and $90.0 million on a gross and net basis, respectively. Net reserves for reported claims for A&E exposures were $104.1 million at December 31, 2016. Net incurred but not reported reserves for A&E exposures were $7.5 million at December 31, 2016. Inception-to-date net paid losses and loss adjustment expenses for A&E related exposures totaled $612.0 million at December 31, 2016, which includes $159.6 million of payments for two retroactive reinsurance transactions completed in 2015 and $93.6 million of litigation-related expense. As previously described, during 2015, the Company completed two retroactive reinsurance transactions to cede two portfolios of policies primarily comprised of liabilities arising from A&E exposures. At the time of the transactions, the reinsurance recoverable for the retroactive reinsurance coverages totaled $177.6 million, of which $159.6 million was attributable to A&E exposures.

The Company's reserves for losses and loss adjustment expenses related to A&E exposures represent management's best estimate of ultimate settlement values. A&E reserves are monitored by management, and the Company's statistical analysis of these reserves is reviewed by the Company's independent actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future; however, management believes the Company's gross and net A&E reserves at December 31, 2016 are adequate.

10. Life and Annuity Benefits

The following table presents life and annuity benefits.

	December 31,
(dollars in thousands)	2016	2015
Life	$131,768	$142,068
Annuities	849,226	901,218
Accident and health	68,660	79,989
Total	$1,049,654	$1,123,275

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

Because of the assumptions and estimates used in establishing the Company's reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of December 31, 2016.
As of December 31, 2016, the largest life and annuity benefits reserve for a single contract was 32.9% of the total.
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

11. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2016	2015
7.20% unsecured senior notes, due April 14, 2017, interest payable semi-annually, net of unamortized premium of $417 in 2016 and $1,808 in 2015	$91,046	$92,436
7.125% unsecured senior notes, due September 30, 2019, interest payable semi-annually, net of unamortized discount of $522 in 2016 and $1,060 in 2015	234,183	346,725
6.25% unsecured senior notes, due September 30, 2020, interest payable semi-annually, net of unamortized premium of $35,717 in 2016 and $44,519 in 2015	385,714	394,464
5.35% unsecured senior notes, due June 1, 2021, interest payable semi-annually, net of unamortized discount of $912 in 2016 and $1,119 in 2015	248,957	248,694
4.90% unsecured senior notes, due July 1, 2022, interest payable semi-annually, net of unamortized discount of $1,536 in 2016 and $1,815 in 2015	348,215	347,891
3.625% unsecured senior notes, due March 30, 2023, interest payable semi-annually, net of unamortized discount of $1,257 in 2016 and $1,458 in 2015	248,508	248,277
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $1,212 in 2016 and $1,972 in 2015	128,570	197,923
5.0% unsecured senior notes, due March 30, 2043, interest payable semi-annually, net of unamortized discount of $5,879 in 2016 and $6,103 in 2015	243,796	243,559
5.0% unsecured senior notes, due April 5, 2046, interest payable semi-annually, net of unamortized discount of $7,154 in 2016	491,943	—
Other debt, at various interest rates ranging from 1.7% to 6.5%	153,597	119,302
Senior long-term debt and other debt	$2,574,529	$2,239,271

The Company's 6.25% unsecured senior notes and the 7.20% unsecured senior notes were issued by Alterra Finance LLC and Alterra USA Holdings Limited, respectively, which are wholly owned indirect subsidiaries of the Company, and are guaranteed by Markel Corporation. All of the Company's other unsecured senior notes were issued by Markel Corporation.

In the second quarter of 2016, the Company issued $500 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds to the Company were $493.1 million. The Company used a portion of these proceeds to purchase $70.2 million of principal on its 7.35% unsecured senior notes due 2034 and $108.8 million of principal on its 7.125% unsecured senior notes due 2019 through a tender offer at a total purchase price of $95.0 million and $126.4 million, respectively. The Company also expects to use the proceeds from this issuance to retire its 7.20% unsecured senior notes, when they come due April 14, 2017, and the remainder for general corporate purposes. In connection with the purchase, the Company recognized a loss on early extinguishment of debt of $44.1 million during the year ended December 31, 2016.

The Company's 7.35% unsecured senior notes due August 15, 2034 are not redeemable. The Company's other unsecured senior notes are redeemable by the Company at any time, subject to payment of a make-whole premium to the noteholders. None of the Company's senior long-term debt is subject to any sinking fund requirements.

The Company's other debt is primarily associated with its Markel Ventures operations and is non-recourse to the holding company. The debt of the Company's Markel Ventures subsidiaries generally is secured by the assets of those subsidiaries. ParkLand, a subsidiary of the Company, has formed subsidiaries for the purpose of acquiring and financing real estate (the real estate subsidiaries). The assets of certain real estate subsidiaries, which are not material to the Company, are consolidated in accordance with U.S. GAAP but are not available to satisfy the debt and other obligations of the Company or any affiliates other than those real estate subsidiaries. Other debt also includes a $62.5 million note payable delivered as part of the consideration provided for the investment held by the Markel Diversified Fund, as discussed in note 17.

The estimated fair value of the Company's senior long-term debt and other debt was $2.7 billion and $2.4 billion at December 31, 2016 and 2015, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of December 31, 2016.

Years Ending December 31,	(dollars in thousands)
2017	$183,916
2018	6,365
2019	239,633
2020	359,332
2021	284,758
2022 and thereafter	1,485,404
Total principal payments	$2,559,408
Net unamortized premium	17,662
Net unamortized debt issuance costs	(2,541)
Senior long-term debt and other debt	$2,574,529

The Company maintains a revolving credit facility which provides $300 million of capacity for future acquisitions, investments, repurchases of capital stock of the Company and for general corporate purposes. At the Company's discretion, $200 million of the total capacity may be used for secured letters of credit. The Company may increase the capacity of the facility to $500 million subject to certain terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee (0.225% at December 31, 2016) on the unused portion of the facility based on the Company's debt to equity leverage ratio as calculated under the credit agreement. Markel Corporation, along with Alterra Finance LLC and Alterra USA Holdings Limited, guaranteed the Company's obligations under the facility. As a result, the Company's revolving credit facility ranks equally with the 6.25% unsecured senior notes and the 7.20% unsecured senior notes. At December 31, 2016 and 2015, the Company had no borrowings outstanding under this revolving credit facility. This facility expires in August 2019.

At December 31, 2016, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company is not in compliance with its covenants, the Company's access to the revolving credit facility could be restricted.

The Company paid $135.4 million, $127.0 million and $125.8 million in interest on its senior long-term debt and other debt during the years ended December 31, 2016, 2015 and 2014, respectively.

12. Shareholders' Equity

a)The Company had 50,000,000 shares of no par value common stock authorized of which 13,954,931 shares and 13,959,018 shares were issued and outstanding at December 31, 2016 and 2015, respectively. The Company also has 10,000,000 shares of no par value preferred stock authorized, none of which was issued or outstanding at December 31, 2016 or 2015.

The Company's Board of Directors has approved the repurchase of up to $300 million of common stock under a share repurchase program (the Program). Under the Program, the Company may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2016, the Company had repurchased 96,345 shares of common stock at a cost of $70.7 million under the Program.

b)Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Basic shares outstanding include restricted stock units that are no longer subject to any contingencies for issuance, but for which the corresponding shares have not been issued. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the year. Average closing common stock market prices are used to calculate the dilutive effect attributable to restricted stock.

	Years Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Net income to shareholders	$455,689	$582,772	$321,182
Adjustment of redeemable noncontrolling interests	(15,472)	4,144	(8,186)
Adjusted net income to shareholders	$440,217	$586,916	$312,996

Basic common shares outstanding	14,013	13,978	13,984
Dilutive potential common shares from conversion of options	4	9	11
Dilutive potential common shares from conversion of restricted stock	61	74	62
Diluted shares outstanding	14,078	14,061	14,057
Basic net income per share	$31.41	$41.99	$22.38
Diluted net income per share	$31.27	$41.74	$22.27

c)The Company's Employee Stock Purchase and Bonus Plan provides a method for employees and directors to purchase shares of the Company's common stock on the open market. The plan encourages share ownership by providing for the award of bonus shares to participants equal to 10% of the net increase in the number of shares owned under the plan in a given year, excluding shares acquired through the plan's loan program component. Under the loan program, the Company offers subsidized unsecured loans so participants may purchase shares and awards bonus shares equal to 5% of the shares purchased with a loan. In May 2016, the Company adopted the Markel Corporation 2016 Employee Stock Purchase and Bonus Plan which replaced the Company's prior Employee Stock Purchase and Bonus Plan. No shares have been issued under the prior Employee Stock Purchase and Bonus Plan since the effective date of the 2016 Employee Stock Purchase and Bonus Plan. The Company authorized 125,000 shares for purchase under the 2016 Employee Stock Purchase and Bonus Plan, of which 118,692 shares were available for purchase as of December 31, 2016. As of December 31, 2015, 9,458 shares were available for purchase under the prior Employee Stock Purchase and Bonus Plan. At December 31, 2016 and 2015, loans outstanding under the plans, which are included in receivables on the consolidated balance sheets, totaled $20.2 million and $16.9 million, respectively.

d)In May 2016, the Company adopted the 2016 Equity Incentive Compensation Plan (2016 Compensation Plan), which replaced the 2012 Equity Incentive Compensation Plan (2012 Compensation Plan). In April 2012, the Company adopted the 2012 Compensation Plan, which replaced the Markel Corporation Omnibus Incentive Plan (Omnibus Incentive Plan). The 2016 Compensation Plan provides for grants and awards of restricted stock, restricted stock units, performance grants, and other stock based awards to employees and non-employee directors and is administered by the Compensation Committee of the Company's Board of Directors (Compensation Committee). No share-based awards have been issued under the 2012 Compensation Plan after the effective date of the 2016 Compensation Plan. At December 31, 2016, there were 248,025 shares available for future awards under the 2016 Compensation Plan.

Restricted stock units are awarded to certain associates and executive officers based upon meeting performance conditions determined by the Compensation Committee. These awards generally vest at the end of the third year following the year for which the Compensation Committee determines performance conditions have been met. At the end of the vesting period, recipients are entitled to receive one share of the Company's common stock for each vested restricted stock unit. During 2016, the Company awarded 12,664 restricted stock units to associates and executive officers based on performance conditions being met.

Restricted stock units also are awarded to associates to assist the Company in securing or retaining the services of key employees. During 2016, the Company awarded 1,900 restricted stock units to associates as a hiring or retention incentive. The restricted stock units had a grant-date fair value of $1.7 million. These awards generally vest over a three-year period and entitle the recipient to receive one share of the Company's common stock for each vested restricted stock unit.

During 2016, the Company awarded 1,050 shares of restricted stock to its non-employee directors. The shares awarded to non-employee directors will vest in 2017.

The following table summarizes nonvested share-based awards.

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested awards at January 1, 2016	103,883	$556.66
Granted	15,614	878.03
Vested	(53,798)	554.62
Forfeited	(81)	632.82
Nonvested awards at December 31, 2016	65,618	$634.71

The fair value of the Company's share-based awards issued under the Omnibus Incentive Plan was determined based on the average price of the Company's common shares on the grant date. The fair value of the Company's share-based awards granted under the 2012 Compensation Plan and 2016 Compensation Plan is determined based on the closing price of the Company's common shares on the grant date. The weighted average grant-date fair value of the Company's share-based awards granted in 2016, 2015 and 2014 was $878.03, $740.80 and $583.74, respectively. As of December 31, 2016, unrecognized compensation cost related to nonvested share-based awards was $10.7 million, which is expected to be recognized over a weighted average period of 1.6 years. The fair value of the Company's share-based awards that vested during 2016, 2015 and 2014 was $29.8 million, $15.8 million and $4.2 million, respectively.

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests.

(dollars in thousands)	Unrealized Holding Gains on Available-for- Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2013	$1,131,507	$(11,246)	$(30,456)	$1,089,805
Other comprehensive income (loss) before reclassifications	687,908	(32,245)	(16,516)	639,147
Amounts reclassified from accumulated other comprehensive income	(26,161)	—	1,766	(24,395)
Total other comprehensive income (loss)	661,747	(32,245)	(14,750)	614,752
December 31, 2014	$1,793,254	$(43,491)	$(45,206)	$1,704,557
Other comprehensive loss before reclassifications	(240,010)	(29,205)	(2,482)	(271,697)
Amounts reclassified from accumulated other comprehensive income	(80,482)	—	2,130	(78,352)
Total other comprehensive loss	(320,492)	(29,205)	(352)	(350,049)
December 31, 2015	$1,472,762	$(72,696)	$(45,558)	$1,354,508
Other comprehensive income (loss) before reclassifications	275,696	(11,710)	(20,700)	243,286
Amounts reclassified from accumulated other comprehensive income	(33,528)	—	1,600	(31,928)
Total other comprehensive income (loss)	242,168	(11,710)	(19,100)	211,358
December 31, 2016	$1,714,930	$(84,406)	$(64,658)	$1,565,866

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Change in net unrealized gains on investments:
Net holding gains (losses) arising during the period	$112,399	$(107,860)	$328,564
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	6	35	614
Reclassification adjustments for net gains included in net income	(12,462)	(29,267)	(9,890)
Change in net unrealized gains on investments	99,943	(137,092)	319,288
Change in foreign currency translation adjustments	1,037	408	1,918
Change in net actuarial pension loss	(4,192)	(88)	(3,687)
Total	$96,788	$(136,772)	$317,519

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(18,355)	$(44,481)	$(4,784)
Net realized investment gains, excluding other-than-temporary impairment losses	64,345	154,230	40,835
Total before taxes	45,990	109,749	36,051
Income taxes	(12,462)	(29,267)	(9,890)
Reclassification of unrealized holding gains, net of taxes	$33,528	$80,482	$26,161

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(1,951)	$(2,662)	$(2,084)
Income taxes	351	532	318
Reclassification of net actuarial pension loss, net of taxes	$(1,600)	$(2,130)	$(1,766)

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

Investments available-for-sale. Investments available-for-sale are recorded at fair value on a recurring basis and include fixed maturity securities, equity securities and short-term investments. Short-term investments include certificates of deposit, commercial paper, discount notes and treasury bills with original maturities of one year or less. Fair value for investments available-for-sale is determined by the Company after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of the Company's fixed maturity securities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in insurance-linked securities funds (the ILS Funds), as further described in note 17, which are not traded on an active exchange and are valued using unobservable inputs.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturity securities:
U.S. Treasury	$—	$258,584	$—	$258,584
U.S. government-sponsored enterprises	—	423,212	—	423,212
Obligations of states, municipalities and political subdivisions	—	4,428,205	—	4,428,205
Foreign governments	—	1,463,462	—	1,463,462
Commercial mortgage-backed	—	1,040,356	—	1,040,356
Residential mortgage-backed	—	790,946	—	790,946
Asset-backed	—	27,338	—	27,338
Corporate	—	1,459,407	—	1,459,407
Total fixed maturity securities	—	9,891,510	—	9,891,510
Equity securities:
Insurance, banks and other financial institutions	1,506,607	—	191,203	1,697,810
Industrial, consumer and all other	3,048,031	—	—	3,048,031
Total equity securities	4,554,638	—	191,203	4,745,841
Short-term investments	2,255,898	80,253	—	2,336,151
Total investments available-for-sale	$6,810,536	$9,971,763	$191,203	$16,973,502

	December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturity securities:
U.S. Treasury	$—	$309,417	$—	$309,417
U.S. government-sponsored enterprises	—	391,290	—	391,290
Obligations of states, municipalities and political subdivisions	—	4,013,213	—	4,013,213
Foreign governments	—	1,416,457	—	1,416,457
Commercial mortgage-backed	—	659,538	—	659,538
Residential mortgage-backed	—	854,247	—	854,247
Asset-backed	—	36,071	—	36,071
Corporate	—	1,714,235	—	1,714,235
Total fixed maturity securities	—	9,394,468	—	9,394,468
Equity securities:
Insurance, banks and other financial institutions	1,334,722	—	—	1,334,722
Industrial, consumer and all other	2,739,753	—	—	2,739,753
Total equity securities	4,074,475	—	—	4,074,475
Short-term investments	1,529,924	112,337	—	1,642,261
Total investments available-for-sale	$5,604,399	$9,506,805	$—	$15,111,204
The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

(dollars in thousands)	2016	2015
Equity securities, beginning of period	$—	$—
Purchases	195,250	—
Sales	(25,000)	—
Total gains included in:
Net income	20,953	—
Other comprehensive income (loss)	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Equity securities, end of period	$191,203	$—
Net unrealized gains included in net income relating to assets held at December 31, 2016 and 2015 (1)	$20,953	$—
(1) Included in net realized investment gains in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during 2016 or 2015.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2016 and 2015.

15. Reinsurance

The Company uses reinsurance and retrocessional reinsurance to manage its net retention on individual risks and overall exposure to losses while providing it with the ability to offer policies with sufficient limits to meet policyholder needs. In reinsurance and retrocession transactions, an insurance or reinsurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance or retrocessional agreement.

A credit risk exists with ceded reinsurance to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance or retrocessional contracts. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 2016 and 2015, balances recoverable from the Company's ten largest reinsurers, by group, represented approximately 67% and 68%, respectively, of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances. At December 31, 2016, the Company's largest reinsurance balance was due from the Fairfax Financial Group and represented 15% of the reinsurance recoverable on paid and unpaid losses, before considering reinsurance allowances.

To further reduce credit exposure to reinsurance recoverable balances, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements.

The following table summarizes the Company's reinsurance allowance for doubtful accounts.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Reinsurance allowance, beginning of year	$59,350	$59,813	$76,210
Additions	980	5,897	10,316
Deductions	(23,560)	(6,360)	(26,713)
Reinsurance allowance, end of year	$36,770	$59,350	$59,813

Management believes the Company's reinsurance allowance for doubtful accounts is adequate at December 31, 2016; however, the deterioration in the credit quality of existing reinsurers or disputes over reinsurance and retrocessional contracts could result in additional charges.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Years Ended December 31,
	2016		2015		2014
(dollars in thousands)	Written	Earned	Written	Earned	Written	Earned
Direct	$3,560,635	$3,506,687	$3,474,510	$3,480,297	$3,478,273	$3,443,912
Assumed	1,236,010	1,176,205	1,158,402	1,194,772	1,327,240	1,298,371
Ceded	(795,625)	(817,022)	(813,619)	(851,537)	(888,498)	(901,371)
Net premiums	$4,001,020	$3,865,870	$3,819,293	$3,823,532	$3,917,015	$3,840,912

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $362.0 million, $330.7 million and $423.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The percentage of ceded earned premiums to gross earned premiums was 17%, 18% and 19% for the years ended December 31, 2016, 2015 and 2014, respectively. The percentage of assumed earned premiums to net earned premiums was 30%, 31% and 34% for the years ended December 31, 2016, 2015 and 2014, respectively.

See note 9 of the notes to consolidated financial statements for information regarding two retroactive reinsurance transactions completed during 2015 to cede portfolios of policies primarily comprised of liabilities arising from A&E exposures.

16. Commitments and Contingencies

a)The Company leases substantially all of its facilities and certain furniture and equipment under noncancelable operating leases with remaining terms up to 18 years.

The following table summarizes the Company's minimum annual rental commitments, excluding taxes, insurance and other operating costs payable directly by the Company, for noncancelable operating leases at December 31, 2016.

Years Ending December 31,	(dollars in thousands)
2017	$34,449
2018	31,883
2019	29,270
2020	21,536
2021	21,140
2022 and thereafter	95,979
Total	$234,257

Rental expense was $40.2 million, $44.3 million and $42.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

b)Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

17. Variable Interest Entities

In December 2015, the Company formed MCIM, a wholly owned consolidated subsidiary. MCIM is an insurance-linked securities investment fund manager and insurance manager headquartered in Bermuda. Results attributable to MCIM are included with the Company's non-insurance operations, which are not included in a reportable segment.

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

The Funds and the reinsurance company are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Funds or the reinsurance company, as the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. Investment management fees earned by the Company from unconsolidated Funds for the year ended December 31, 2016 were $56.5 million. The Company is the sole investor in one of the Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary. The Company also holds an investment in another one of the Funds ($26.1 million as of December 31, 2016) but does not have the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE, and therefore does not consolidate that Fund.

As of December 31, 2016, total assets of the Markel Diversified Fund were $166.8 million and total liabilities were $64.6 million. The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Total assets of the Markel Diversified Fund include an investment in one of the unconsolidated Funds totaling $165.1 million as of December 31, 2016, which represents 6% of the outstanding preference shares of that fund. This investment is included in equity securities (available-for-sale) on the Company's consolidated balance sheet. Total liabilities of the Markel Diversified Fund include a $62.5 million note payable delivered as part of the consideration provided for its investment. This note payable is included in senior long-term debt and other debt on the Company's consolidated balance sheet. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company's general credit.

The Company's exposure to risk from the unconsolidated Funds and reinsurance company is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of December 31, 2016, total investment and insurance assets under management of MCIM for unconsolidated VIEs were $3.4 billion.

18. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business. These transactions are at arm's length and are not material to the Company's consolidated financial statements. See note 17 for a discussion of the Company's related party transactions with unconsolidated VIEs.

19. Statutory Financial Information

a) Statutory capital and surplus and statutory net income (loss) for the Company's insurance subsidiaries as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, respectively, is summarized below.

Statutory Capital and Surplus

(dollars in thousands)	2016	2015
United States	$2,761,454	$2,569,928
United Kingdom	$682,477	$603,238
Bermuda	$2,189,649	$1,964,844
Other	$24,726	$17,305

As of December 31, 2016, the amount of statutory capital and surplus necessary to satisfy regulatory requirements is not significant in relation to actual statutory capital and surplus.

Statutory Net Income (Loss)
	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
United States	$249,176	$291,783	$212,909
United Kingdom	$77,909	$74,330	$73,697
Bermuda	$132,442	$185,289	$110,401
Other	$(891)	$(3,181)	$1,367

The Solvency II Directive that governs the calculation of statutory capital and surplus for the Company's United Kingdom insurance subsidiary does not provide requirements for the calculation of net income. Amounts presented in the table above have been calculated in accordance with United Kingdom GAAP.

United States

The laws of the domicile states of the Company's U.S. insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company's U.S. insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. At December 31, 2016, the Company's U.S. insurance subsidiaries could pay up to $330.4 million during the following 12 months under the ordinary dividend regulations.

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

United Kingdom

The Company's United Kingdom insurance subsidiary, Markel International Insurance Company Limited (MIICL), and its Lloyd's managing agent, Markel Syndicate Management Limited (MSM), are authorized by the Prudential Regulation Authority (PRA) and regulated by both the PRA and the Financial Conduct Authority (FCA). The PRA oversees compliance with established periodic auditing and reporting requirements, minimum solvency margins and individual capital assessment requirements under the Solvency II Directive and imposes dividend restrictions, while both the PRA and the FCA oversee compliance with risk assessment reviews and various other requirements. MIICL is required to give advance notice to the PRA for any dividends from MIICL and any transaction or proposed transaction with a connected or related person. MSM is required to satisfy the solvency requirements of Lloyd's. In addition, the Company's United Kingdom subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose. As of December 31, 2016, earnings of the Company's United Kingdom subsidiaries, to the extent not previously taxed in the United States, are considered reinvested indefinitely for U.S. income tax purposes and will not be made available for distributions to the holding company.

Bermuda

The Company's Bermuda insurance subsidiary, Markel Bermuda Limited (Markel Bermuda), is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2016, Markel Bermuda satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Under the Bermuda Insurance Act, Markel Bermuda is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach of those requirements. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (BMA). Further, Markel Bermuda is prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. Markel Bermuda must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a long-term insurer, Markel Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by Markel Bermuda's approved actuary, exceeds the liabilities of its long-term business. The amount of the dividend cannot exceed the aggregate of that excess and any other funds legally available for the payment of the dividend. As of December 31, 2016, Markel Bermuda could pay up to $547.4 million during the following 12 months without making any additional filings with the BMA.

Other Jurisdictions
The Company's other foreign subsidiaries are subject to capital and solvency requirements in their respective jurisdictions of domicile that govern their ability to declare and pay dividends. As of December 31, 2016, earnings of our foreign subsidiaries, to the extent not previously taxed in the United States, are considered reinvested indefinitely for U.S. income tax purposes and will not be made available for distributions to the holding company.

b)    Lloyd's sets the corporate members' required capital annually based on each syndicates' business plans, rating environment, reserving environment and input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such required capital is referred to as Funds at Lloyd's (FAL), and comprises cash and investments. The amount of cash and investments held as FAL as of December 31, 2016 was $784.9 million. The amount which the Company provides as FAL is not available for distribution to the holding company. The Company's corporate members may also be required to maintain funds under the control of Lloyd's in excess of their capital requirements and such funds also may not be available for distribution to the holding company.

20. Segment Reporting Disclosures

The Company monitors and reports its ongoing underwriting operations in the following three segments: U.S. Insurance, International Insurance and Reinsurance. In determining how to aggregate and monitor its underwriting results, the Company considers many factors, including the geographic location and regulatory environment of the insurance entity underwriting the risk, the nature of the insurance product sold, the type of account written and the type of customer served. The U.S. Insurance segment includes all direct business and facultative reinsurance placements written by the Company's insurance subsidiaries domiciled in the United States. The International Insurance segment includes all direct business and facultative reinsurance placements written by the Company's insurance subsidiaries domiciled outside of the United States, including the Company's syndicate at Lloyd's of London. The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions, including results attributable to the run-off of life and annuity reinsurance business, are reported in the Other Insurance (Discontinued Lines) segment. All investing activities related to the Company's insurance operations are included in the Investing segment.

The Company's non-insurance operations include its Markel Ventures operations, which primarily consist of controlling interests in various industrial and service businesses. The Company's non-insurance operations also include the results of the Company's legal and professional consulting services, and, effective December 8, 2015, the results of the Company's investment management services attributable to MCIM. For purposes of segment reporting, the Company's non-insurance operations are not considered a reportable segment.

The following table summarizes the Company's gross written premiums by country. Gross written premiums are attributed to individual countries based upon location of risk or cedent.

	Years Ended December 31,
(dollars in thousands)	2016	% of Total	2015	% of Total	2014	% of Total
United States	$3,691,840	77%	$3,519,487	76%	$3,523,239	73%
United Kingdom	358,348	7	414,941	9	441,669	9
Canada	125,444	3	115,191	2	125,617	3
Other countries	621,013	13	583,293	13	714,988	15
Total	$4,796,645	100%	$4,632,912	100%	$4,805,513	100%

Most of the Company's gross written premiums are placed through insurance and reinsurance brokers. During the years ended December 31, 2016, 2015 and 2014, the top three independent brokers accounted for approximately 28%, 27% and 28% of consolidated gross premiums written. During the years ended December 31, 2016, 2015 and 2014, the top three independent brokers accounted for approximately 40%, 42% and 41%, respectively, of gross premiums written in the International Insurance segment and 75%, 68% and 68%, respectively, of gross premiums written in the Reinsurance segment.

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

a)	The following tables summarize the Company's segment disclosures.

	Year Ended December 31, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$2,635,266	$1,119,815	$1,041,055	$509		$—	$4,796,645
Net written premiums	2,237,163	864,494	898,728	635		—	4,001,020

Earned premiums	2,175,332	853,512	836,264	762		—	3,865,870
Losses and loss adjustment expenses:
Current accident year	(1,403,589)	(605,837)	(546,476)	—		—	(2,555,902)
Prior accident years	204,881	164,713	125,514	10,050		—	505,158
Amortization of policy acquisition costs	(446,649)	(146,117)	(189,455)	—		—	(782,221)
Other operating expenses	(377,230)	(219,066)	(119,012)	(1,061)		—	(716,369)
Underwriting profit	152,745	47,205	106,835	9,751		—	316,536
Net investment income	—	—	—	—		373,230	373,230
Net realized investment gains	—	—	—	—		65,147	65,147
Other revenues (insurance)	7,143	5,560	—	1,891		—	14,594
Other expenses (insurance)	(15,407)	(5,712)	—	(26,504)		—	(47,623)
Segment profit (loss)	$144,481	$47,053	$106,835	$(14,862)		$438,377	$721,884
Other revenues (non-insurance)							1,293,185
Other expenses (non-insurance)							(1,142,620)
Amortization of intangible assets							(68,533)
Interest expense							(129,896)
Loss on early extinguishment of debt							(44,100)
Income before income taxes							$629,920
U.S. GAAP combined ratio (1)	93%	94%	87%	NM	(2)		92%

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

(2)	NM — Ratio is not meaningful.

b)The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2016
U.S. Insurance	$176,348	$1,166,914	$3,849,541
International Insurance	51,948	445,183	3,062,725
Reinsurance	164,114	651,741	2,661,209
Other Insurance (Discontinued Lines)	—	—	542,187
Total	$392,410	$2,263,838	$10,115,662
December 31, 2015
U.S. Insurance	$162,289	$1,105,456	$3,720,429
International Insurance	48,913	467,158	3,140,000
Reinsurance	141,554	593,491	2,750,258
Other Insurance (Discontinued Lines)	—	—	641,266
Total	$352,756	$2,166,105	$10,251,953

c)The following table summarizes segment earned premiums by major product grouping.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
U.S. Insurance:
General liability	$563,908	$522,358	$491,645
Professional liability	328,597	324,230	321,005
Property	270,026	264,232	266,019
Personal lines	364,843	325,811	299,442
Programs	263,783	277,829	244,216
Workers compensation	301,126	281,954	263,164
Other	83,049	108,798	137,369
Total U.S. Insurance	2,175,332	2,105,212	2,022,860
International Insurance:
General liability	111,291	124,198	146,178
Professional liability	272,010	268,637	285,300
Property	87,294	85,152	76,691
Marine and energy	242,070	262,307	287,263
Other	140,847	139,132	114,247
Total International Insurance	853,512	879,426	909,679
Reinsurance:
Property	288,771	265,373	270,461
Casualty	327,383	315,027	323,390
Auto	65,363	102,227	152,645
Other	154,747	155,916	161,889
Total Reinsurance	836,264	838,543	908,385
Other Insurance (Discontinued Lines)	762	351	(12)
Total earned premiums	$3,865,870	$3,823,532	$3,840,912

The Company does not manage products at this level of aggregation. The Company offers a diverse portfolio of products and manages these products in logical groupings within each operating segment.

d)The following table reconciles segment assets to the Company's consolidated balance sheets.

	December 31,
(dollars in thousands)	2016	2015	2014
Segment assets:
Investing	$19,029,584	$18,056,947	$18,531,150
Underwriting	5,397,696	5,385,126	5,420,624
Total segment assets	24,427,280	23,442,073	23,951,774
Non-insurance operations	1,448,019	1,497,042	1,245,986
Total assets	$25,875,299	$24,939,115	$25,197,760

21. Other Revenues and Other Expenses

The following table summarizes the components of other revenues and other expenses.

	Years Ended December 31,
	2016		2015		2014
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$12,703	$21,119	$10,202	$9,619	$23,324	$22,527
Life and annuity	1,891	26,504	617	29,057	1,631	37,132
Other	—	—	1,512	1,419	3,677	3,175
	14,594	47,623	12,331	40,095	28,632	62,834
Non-Insurance:
Markel Ventures: Manufacturing	784,745	675,620	755,802	677,054	575,353	513,668
Markel Ventures: Non-Manufacturing	429,704	396,323	291,714	301,004	262,767	261,551
Investment management	56,455	46,190	—	—	—	—
Other	22,281	24,487	26,911	28,652	16,773	16,818
	1,293,185	1,142,620	1,074,427	1,006,710	854,893	792,037
Total	$1,307,779	$1,190,243	$1,086,758	$1,046,805	$883,525	$854,871

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

22. Employee Benefit Plans

a)The Company maintains defined contribution plans for employees of its United States insurance operations in accordance with Section 401(k) of the U.S. Internal Revenue Code of 1986. Employees of the Company's Markel Ventures subsidiaries are provided post-retirement benefits under separate plans. The Company also provides various defined contribution plans for employees of its international insurance and non-insurance operations, which are in line with local market terms and conditions of employment. Expenses relating to the Company's defined contribution plans were $30.1 million, $27.7 million and $27.2 million in 2016, 2015 and 2014, respectively.

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

	Years Ended December 31,
(dollars in thousands)	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$170,005	$185,556
Interest cost	6,113	6,645
Plan settlements	—	(2,863)
Benefits paid	(3,322)	(3,970)
Actuarial loss (gain)	38,485	(6,051)
Effect of foreign currency rate changes	(32,663)	(9,312)
Projected benefit obligation at end of year	$178,618	$170,005
Change in plan assets:
Fair value of plan assets at beginning of period	$186,727	$201,399
Actual gain on plan assets	22,367	2,246
Employer contributions	3,577	—
Plan settlements	—	(2,766)
Benefits paid	(3,322)	(3,970)
Effect of foreign currency rate changes	(33,705)	(10,182)
Fair value of plan assets at end of year	$175,644	$186,727
Funded status of the plan	$(2,974)	$16,722
Net actuarial pension loss	85,110	61,818
Total	$82,136	$78,540

Net actuarial pension loss is recognized as a component of accumulated other comprehensive income, net of taxes. The asset or liability for pension benefits, also referred to as the funded status of the plan, at December 31, 2016 and 2015 was included in other assets on the consolidated balance sheets.

The following table presents the changes in plan assets and projected benefit obligation recognized in accumulated other comprehensive income.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Net actuarial loss	$(25,243)	$(3,102)	$(20,521)
Settlement loss recognized	—	343	—
Amortization of:
Net actuarial loss	1,951	2,319	1,589
Prior service costs	—	—	495
Tax benefit	4,192	88	3,687
Total other comprehensive loss	$(19,100)	$(352)	$(14,750)

The following table summarizes the components of net periodic benefit income and the weighted average assumptions for the Terra Nova Pension Plan.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Components of net periodic benefit income:
Interest cost	$6,113	$6,645	$7,572
Expected return on plan assets	(9,124)	(11,496)	(12,812)
Amortization of prior service cost	—	—	495
Amortization of net actuarial pension loss	1,951	2,319	1,589
Settlement loss recognized	—	343	—
Net periodic benefit income	$(1,060)	$(2,189)	$(3,156)
Weighted average assumptions as of December 31:
Discount rate	2.7%	4.0%	3.8%
Expected return on plan assets	4.5%	5.4%	6.0%
Rate of compensation increase	3.0%	2.9%	2.9%

The projected benefit obligation and the net periodic benefit income are determined by independent actuaries using assumptions provided by the Company. In determining the discount rate, the Company uses the current yield on high-quality, fixed maturity investments that have maturities corresponding to the anticipated timing of estimated defined benefit payments. The decrease in the weighted average discount rate from 2015 to 2016 is due to a decrease in the yields on securities used to determine the discount rate during 2016. The expected return on plan assets is estimated based upon the anticipated average yield on plan assets using asset return assumptions for each asset class, and the cross-correlations between the asset classes, over a specified projection horizon. The decrease in the weighted average expected return on plan assets from 2015 to 2016 is due to changes in market conditions during 2016 that impacted projected returns. The rate of compensation increase is based upon historical experience and management's expectation of future compensation.

Management's discount rate and rate of compensation increase assumptions at December 31, 2016 were used to calculate the Company's projected benefit obligation. Management's discount rate, expected return on plan assets and rate of compensation increase assumptions at December 31, 2015 were used to calculate the net periodic benefit income for 2016. The Company estimates that net periodic benefit cost in 2017 will include an expense of $3.5 million resulting from the amortization of the net actuarial pension loss included as a component of accumulated other comprehensive income at December 31, 2016.

The fair values of each of the plan's assets are measured using quoted prices in active markets for identical assets, which represent Level 1 inputs within the fair value hierarchy established in FASB ASC 820-10. The following table summarizes the fair value of plan assets as of December 31, 2016 and 2015.

	December 31,
(dollars in thousands)	2016	2015
Plan assets:
Fixed maturity index funds	$103,218	$107,033
Equity security index funds	72,419	79,686
Cash and cash equivalents	7	8
Total	$175,644	$186,727

During 2014, the Company revised the target asset allocation and adjusted the investment balances to reduce risk while maintaining long-term return objectives. The Company's target asset allocation for the plan is 47% equity securities and 53% fixed maturities. At December 31, 2016, the actual allocation of assets in the plan was 41% equity securities and 59% fixed maturities. At December 31, 2015, the actual allocation of assets in the plan was 43% equity securities and 57% fixed maturities.

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

At December 31, 2016 and 2015, the fair value of plan assets exceeded the plan's accumulated benefit obligation of $175.1 million and $164.8 million, respectively. The Company expects to make plan contributions of $3.2 million in 2017.

The benefits expected to be paid in each year from 2017 to 2021 are $3.0 million, $3.1 million, $3.1 million, $3.2 million and $3.3 million, respectively. The aggregate benefits expected to be paid in the five years from 2022 to 2026 are $17.4 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's projected benefit obligation at December 31, 2016.

23. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial position, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $51,181 in 2016 and $35,475 in 2015)	$52,234	$36,618
Equity securities (cost of $203,708 in 2016 and $204,289 in 2015)	367,156	311,405
Short-term investments (estimated fair value approximates cost)	1,729,400	755,619
Total Investments	2,148,790	1,103,642
Cash and cash equivalents	369,641	460,271
Restricted cash and cash equivalents	1,013	670
Receivables	20,477	17,200
Investments in consolidated subsidiaries	8,107,450	7,961,315
Notes receivable from subsidiaries	60,110	212,636
Other assets	97,364	89,747
Total Assets	$10,804,845	$9,845,481
LIABILITIES AND SHAREHOLDERS' EQUITY
Senior long-term debt	$1,944,171	$1,633,068
Notes payable to subsidiaries	285,000	300,000
Income taxes payable	25,240	4,262
Net deferred tax liability	25,902	7,498
Other liabilities	63,605	66,503
Total Liabilities	2,343,918	2,011,331
Total Shareholders' Equity	8,460,927	7,834,150
Total Liabilities and Shareholders' Equity	$10,804,845	$9,845,481

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
REVENUES
Net investment income	$9,561	$2,565	$5,354
Dividends on common stock of consolidated subsidiaries	349,622	187,496	217,121
Net realized investment gains:
Other-than-temporary impairment losses	(98)	(3,455)	(120)
Net realized investment gains, excluding other-than-temporary impairment losses	1,166	75,000	3,873
Net realized investment gains	1,068	71,545	3,753
Total Revenues	360,251	261,606	226,228
EXPENSES
Interest expense	116,013	95,620	94,097
Loss on early extinguishment of debt	44,100	—	—
Other expenses	13,076	11,287	2,685
Total Expenses	173,189	106,907	96,782
Income Before Equity in Undistributed Earnings of Consolidated Subsidiaries and Income Taxes	187,062	154,699	129,446
Equity in undistributed earnings of consolidated subsidiaries	196,615	407,489	163,341
Income tax benefit	(72,012)	(20,584)	(28,395)
Net Income to Shareholders	$455,689	$582,772	$321,182
OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS
Change in net unrealized gains on investments, net of taxes:
Net holding gains (losses) arising during the period	$37,045	$(41,861)	$32,118
Consolidated subsidiaries' net holding gains (losses) arising during the period	238,616	(198,309)	655,617
Consolidated subsidiaries' change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	35	160	173
Reclassification adjustments for net gains included in net income to shareholders	(558)	(45,273)	(1,874)
Consolidated subsidiaries' reclassification adjustments for net gains included in net income to shareholders	(32,970)	(35,209)	(24,287)
Change in net unrealized gains on investments, net of taxes	242,168	(320,492)	661,747
Change in foreign currency translation adjustments, net of taxes	(1,326)	2,970	1,949
Consolidated subsidiaries' change in foreign currency translation adjustments, net of taxes	(10,384)	(32,175)	(34,194)
Consolidated subsidiaries' change in net actuarial pension loss, net of taxes	(19,100)	(352)	(14,750)
Total Other Comprehensive Income (Loss) to Shareholders	211,358	(350,049)	614,752
Comprehensive Income to Shareholders	$667,047	$232,723	$935,934

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
OPERATING ACTIVITIES
Net income to shareholders	$455,689	$582,772	$321,182
Adjustments to reconcile net income to shareholders to net cash provided by operating activities	(120,564)	(464,193)	(218,396)
Net Cash Provided By Operating Activities	335,125	118,579	102,786
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	1,831	100,633	9,306
Proceeds from maturities, calls and prepayments of fixed maturities	11,960	24,945	15,710
Cost of fixed maturities and equity securities purchased	(29,110)	(55,656)	(687)
Net change in short-term investments	(970,364)	9,956	(109,728)
Securities received from subsidiaries as dividends, repayment of notes receivable and return of capital	238,975	—	89,996
Return of capital from subsidiaries	21,021	—	—
Decrease in notes receivable due from subsidiaries	92,530	—	28,506
Capital contributions to subsidiaries	—	(228,578)	(74,788)
Cost of equity method investments	(3,100)	(13,164)	—
Change in restricted cash and cash equivalents	(343)	289	51
Additions to property and equipment	(584)	(305)	(342)
Other	(3,207)	(376)	(2,150)
Net Cash Used By Investing Activities	(640,391)	(162,256)	(44,126)
FINANCING ACTIVITIES
Additions to senior long-term debt	493,149	—	—
Increase in notes payable to subsidiaries	—	285,000	—
Repayment and retirement of senior long-term debt	(183,343)	(2,000)	—
Premiums and fees related to early extinguishment of debt	(43,691)	—	—
Repurchases of common stock	(51,142)	(31,491)	(26,053)
Issuance of common stock	4,623	4,752	5,691
Other	(4,960)	3,985	(1,948)
Net Cash Provided (Used) By Financing Activities	214,636	260,246	(22,310)
Increase (decrease) in cash and cash equivalents	(90,630)	216,569	36,350
Cash and cash equivalents at beginning of year	460,271	243,702	207,352
CASH AND CASH EQUIVALENTS AT END OF YEAR	$369,641	$460,271	$243,702

24. Quarterly Financial Information (unaudited)

The following table presents the unaudited quarterly results of consolidated operations for 2016, 2015 and 2014.

	Quarters Ended
(dollars in thousands, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2016
Operating revenues	$1,376,182	$1,375,937	$1,431,282	$1,428,625
Net income	163,646	80,673	83,421	132,703
Net income to shareholders	160,370	78,797	83,796	132,726
Comprehensive income (loss) to shareholders	396,994	209,942	89,161	(29,050)
Net income per share:
Basic	$11.21	$5.44	$5.62	$9.14
Diluted	11.15	5.41	5.60	9.11
Common stock price ranges:
High	$895.03	$989.18	$961.78	$931.94
Low	805.03	880.01	909.84	811.05
2015
Operating revenues	$1,302,154	$1,304,605	$1,342,764	$1,420,460
Net income	194,006	92,453	104,410	198,273
Net income to shareholders	190,992	91,369	102,519	197,892
Comprehensive income (loss) to shareholders	281,807	(132,925)	(51,143)	134,984
Net income per share:
Basic	$13.57	$6.76	$7.43	$14.23
Diluted	13.49	6.72	7.39	14.14
Common stock price ranges:
High	$783.50	$821.00	$898.08	$937.91
Low	660.05	736.96	775.00	791.97
2014
Operating revenues	$1,239,655	$1,258,971	$1,299,286	$1,335,755
Net income	87,501	41,141	76,824	118,222
Net income to shareholders	87,716	40,068	75,803	117,595
Comprehensive income to shareholders	230,273	250,588	36,502	418,571
Net income per share:
Basic	$6.28	$2.67	$5.33	$8.10
Diluted	6.25	2.66	5.30	8.05
Common stock price ranges:
High	$596.87	$655.75	$666.00	$707.36
Low	527.17	593.76	623.90	632.65

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

The following discussion and analysis should be read in conjunction with Selected Financial Data, the consolidated financial statements and related notes and the discussion under "Risk Factors", "Critical Accounting Estimates" and "Safe Harbor and Cautionary Statement."

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

The U.S. Insurance segment includes all direct business and facultative reinsurance placements written by our insurance subsidiaries domiciled in the United States. The International Insurance segment includes all direct business and facultative reinsurance placements written by our insurance subsidiaries domiciled outside of the United States, including our syndicate at Lloyd's of London (Lloyd's). The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions, are reported in the Other Insurance (Discontinued Lines) segment. All investing activities related to our insurance operations are included in the Investing segment.

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

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Principal lines of business include: property (including catastrophe-exposed property), professional liability, general casualty, credit, surety, auto and workers' compensation. Our reinsurance product offerings are underwritten by our Global Reinsurance division and our Markel International division.

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

In December 2015, we completed the acquisition of substantially all of the assets of CATCo Investment Management Ltd. (CATCo IM) and CATCo-Re Ltd. CATCo IM was an insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. Following the acquisition, we are operating this business through Markel CATCo Investment Management Ltd. (MCIM). MCIM receives management fees for its investment management and insurance management services, as well as performance fees based on the annual performance of the investment funds that it manages. Results attributable to MCIM are included with our non-insurance operations, which are not included in a reportable segment. As of December 31, 2016, MCIM's total investment and insurance assets under management were $3.6 billion, which includes $3.4 billion for unconsolidated variable interest entities.

In January 2014, we completed the acquisition of 100% of the share capital of Abbey Protection plc (Abbey), an integrated specialty insurance and consultancy group headquartered in London. Abbey's business is focused on the underwriting and sale of insurance products to small and medium-sized enterprises and affinity groups in the United Kingdom providing protection against legal expenses and professional fees incurred as a result of legal actions or investigations by tax authorities, as well as providing a range of complementary legal and professional consulting services. Results attributable to Abbey's insurance operations are included in the International Insurance segment. Results attributable to Abbey's consultancy operations are included with our non-insurance operations, which are not included in a reportable segment.

Through our wholly owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own interests in various industrial and service businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations and are comprised of a diverse portfolio of businesses from various industries. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team. While each of these businesses is operated independently, we aggregate their financial results into two industry groups: manufacturing and non-manufacturing. Our manufacturing operations are comprised of manufacturers of transportation and other industrial equipment. Our non-manufacturing operations are comprised of businesses from several industry groups, including consumer goods and services (including healthcare) and business services. Our strategy in making these investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

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

Critical Accounting Estimates

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its subsidiaries, as well as any variable interest entities that meet the requirements for consolidation (the Company). For a discussion of our significant accounting policies, see note 1 of the notes to consolidated financial statements.

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheet included estimated unpaid losses and loss adjustment expenses of $10.1 billion and reinsurance recoverable on unpaid losses of $2.0 billion at December 31, 2016 compared to $10.3 billion and $2.0 billion, respectively, at December 31, 2015. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value, except for reserves assumed in connection with an acquisition, which are recorded at fair value at the acquisition date.

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

There is normally a time lag between when a loss event occurs and when it is actually reported to us. The actuarial methods that we use to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow us to more accurately estimate future payments. There is also often a time lag between cedents establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. As a result, the reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts due to the reliance on ceding companies to report their claims to us. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer in some cases. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the difficulties caused by reporting lags. At least annually, we evaluate and update our loss development and trending factor selections using cedent specific and industry data.

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and case reserves from estimated ultimate losses. IBNR reserves were 67% of total unpaid losses and loss adjustment expenses at December 31, 2016 compared to 65% at December 31, 2015.

Our liabilities for unpaid losses and loss adjustment expenses can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, accident and health, automobile, watercraft and marine hull exposures, for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines, including professional liability, directors' and officers' liability, products liability, general and excess liability and excess and umbrella exposures, as well as workers' compensation insurance. Some factors that contribute to the uncertainty and volatility of long-tail casualty programs, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes, including changes in workers' compensation benefit laws, that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses. For example, we have exposure to auto casualty claims in the United Kingdom through reinsurance contracts written on the 2014 and prior years of account. In the United Kingdom, the calculation of these outstanding claims is informed by the discount rate used in determining lump sum awards in personal injury cases referenced in the Ogden tables, which is currently at 2.5%. This rate is currently under review by the United Kingdom’s Lord Chancellor and an updated rate is expected to be announced as early as February 2017. A reduction in the Ogden rate would increase the expected claims payments on these exposures. As a result of the impact of a change in the Ogden rate on these loss payments, there is uncertainty around the ultimate value for loss reserves on this business. Management believes its existing reserves for unpaid losses and loss adjustment expenses provide a reasonable provision for adverse development on this business. However, our estimate of the ultimate cost of settling these claims is based on many factors, and could be subject to increase once the full impact of the new rate becomes known.

Our ultimate liability may be greater or less than current reserves. Changes in our estimated ultimate liability for loss reserves generally occur as a result of the emergence of unanticipated loss activity, the completion of specific actuarial or claims studies or changes in internal or external factors. We closely monitor new information on reported claims and use statistical analyses prepared by our actuaries to evaluate the adequacy of our recorded reserves. We are required to exercise considerable judgment when assessing the relative credibility of loss development trends. Our philosophy is to establish loss reserves that are more likely redundant than deficient. This means that we seek to establish loss reserves that will ultimately prove to be adequate. As a result, if new information or trends indicate an increase in frequency or severity of claims in excess of what we initially anticipated, we generally respond quickly and increase loss reserves. If, however, frequency or severity trends are more favorable than initially anticipated, we often wait to reduce our loss reserves until we can evaluate experience in additional periods to confirm the credibility of the trend. In addition, for long-tail lines of business, trends develop over longer periods of time, and as a result, we give credibility to these trends more slowly than for short-tail or less volatile lines of business. As part of our acquisition of insurance operations, to the extent the reserving philosophy of the acquired business is less conservative than our reserving philosophy, the post-acquisition loss reserves will be strengthened until total loss reserves are consistent with our target level of confidence. For example, following the 2013 acquisition of Alterra Capital Holdings Limited (Alterra), management applied its more conservative loss reserving philosophy to reserves on premiums earned after the acquisition to establish loss reserves consistent with our historic levels, which we achieved in 2014.

Each quarter, our actuaries prepare estimates of the ultimate liability for unpaid losses and loss adjustment expenses based on established actuarial methods. Management reviews these estimates, supplements the actuarial analyses with information provided by claims, underwriting and other operational personnel and determines its best estimate of loss reserves, which is recorded in our consolidated financial statements. Our procedures for determining the adequacy of loss reserves at the end of the year are substantially similar to the procedures applied at the end of each interim period.

Additionally, once a year, generally during the third quarter, we conduct a detailed review of our liability for unpaid losses and loss adjustment expenses for A&E claims. If there is significant development on A&E claims in advance of the annual review, such development is considered by our actuaries and by management as part of our quarterly review process. We consider a detailed annual review appropriate because A&E claims develop slowly, are typically reported and paid many years after the loss event occurs and, historically, have exhibited a high degree of variability.

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

In establishing our liabilities for unpaid losses and loss adjustment expenses, our actuaries estimate an ultimate loss ratio, by accident year or policy year, for each of our product lines with input from our underwriting and claims associates. For product lines in which loss reserves are established on a policy year basis, we have developed a methodology to convert from policy year to accident year for financial reporting purposes. In estimating an ultimate loss ratio for a particular line of business, our actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market conditions, policy forms and exposures. The actuarial methods we use include:

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

Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Loss frequency measures the number of claims per unit of insured exposure. When the number of newly reported claims is higher than anticipated, generally speaking, loss reserves are increased. Conversely, loss reserves are generally decreased when fewer claims are reported than expected. Loss severity measures the average size of a claim. When the average severity of reported claims is higher than originally estimated, loss reserves are typically increased. When the average claim size is lower than anticipated, loss reserves are typically decreased. For example, in each of the past three years, we experienced redundancies on prior years' loss reserves in our brokerage products liability product line as a result of decreases in loss severity. During 2014, we experienced deficiencies on prior years' loss reserves related to our A&E exposures as a result of increases in loss severity.

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

In management's opinion, the actuarially calculated point estimate generally underestimates both the ultimate favorable impact of a hard insurance market and the ultimate adverse impact of a soft insurance market. Therefore, the percentage by which management's best estimate exceeds the actuarial point estimate will generally be higher during a soft market than during a hard market. Additionally, following an acquisition of insurance operations, to the extent the reserving philosophy of the acquired business is less conservative than our reserving philosophy, the percentage by which management's best estimate exceeds the actuarial point estimate will generally be lower until we build total loss reserves that are consistent with our historic level of confidence. Management's best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $537.4 million, or 7.2%, at December 31, 2016, compared to $538.7 million, or 7.1%, at December 31, 2015.

The difference between management's best estimate and the actuarially calculated point estimate in both 2016 and 2015 is primarily associated with our long-tail business. Actuarial estimates can underestimate the adverse effects of a soft insurance market because the impact of changes in risk selection and terms and conditions can be difficult to quantify. In addition, the frequency of claims may increase in a recessionary environment. Similarly, the risk an insured will intentionally cause or be indifferent to loss may increase during an economic downturn, and the attention to loss prevention measures may decrease. These subjective factors affect the development of losses and represent instances where management's perspectives may differ from those of our actuaries. As a result, management has attributed less credibility than our actuaries to favorable trends experienced on our long-tail business during soft market periods and has not incorporated these favorable trends into its best estimate to the same extent as the actuaries.

See note 9 of the notes to consolidated financial statements for further details regarding the historical development of reserves for losses and loss adjustment expenses and changes in methodologies and assumptions used to calculate reserves for unpaid losses and loss adjustment expenses.

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

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates, by segment, at December 31, 2016. As described in note 9 of the notes to consolidated financial statements, unpaid losses and loss adjustment expenses attributable to acquisitions are recorded at fair value as of the acquisition date, which generally consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. The net loss reserves presented in this table represent our estimated future payments for losses and loss adjustment expenses, whereas the reserves for unpaid losses and loss adjustment expenses included in the consolidated balance sheet include the unamortized portion of fair value adjustments recorded in conjunction with an acquisition.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
U.S. Insurance	$3,211.0	$2,807.6	$3,461.0
International Insurance	2,047.1	1,569.2	2,303.8
Reinsurance	2,492.1	1,792.4	2,698.0
Other Insurance (Discontinued Lines)	289.6	237.0	450.9

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

Due to these uncertainties, it is not possible to estimate our ultimate liability for A&E exposures with the same degree of reliability as with other types of exposures. Future development will be affected by the factors mentioned above and could have a material effect on our results of operations, cash flows and financial position. As of December 31, 2016 and 2015, our consolidated balance sheets included estimated net reserves for A&E losses and loss adjustment expenses of $111.6 million and $132.9 million, respectively.

On March 9, 2015, we completed a retroactive reinsurance transaction to cede a portfolio of policies primarily comprised of liabilities arising from A&E exposures that originated before 1992 to a third party. At the time of the transaction, reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $94.1 million. The ceded reserves are expected to be formally transferred to the third party in 2017 by way of a Part VII transfer pursuant to the Financial Services and Markets Act 2000 of the United Kingdom. Although we believe our loss reserves for these A&E exposures are adequate, the Part VII transfer will eliminate the uncertainty regarding the potential for adverse development of estimated ultimate liabilities on the underlying policies. On October 30, 2015, we completed a second retroactive reinsurance transaction to cede a portfolio of policies primarily comprised of liabilities arising from A&E exposures that originated before 1987. The transaction provides up to $300 million of coverage for losses in excess of a $97.0 million retention on the ceded policies and 50% coverage on an additional $100 million of losses. After considering our retention on the ceded policies, ceded reserves for unpaid losses and loss adjustment expenses totaled $76.4 million. As of December 31, 2016, our total reinsurance recoverable on unpaid losses for A&E exposures was 66% of our gross reserves for A&E exposures.

We seek to establish appropriate reserve levels for A&E exposures, including A&E exposures ceded to third parties under retroactive reinsurance transactions; however, these reserves could increase in the future. Any future adverse development on reserves subject to retroactive reinsurance contracts will result in increases in our gross reserves for unpaid losses and loss adjustment expenses for A&E exposures and will be recognized in net income in the current period. Any corresponding benefit for ceded losses, however, will be deferred and recognized as claims are settled. These reserves are not discounted to present value and are forecasted to pay out over the next 40 to 50 years as claims are settled.

Life and Annuity Benefits

We previously acquired a block of life and annuity reinsurance contracts which subject us to mortality, longevity and morbidity risks. The related reserves are compiled by our actuaries on a reinsurance contract-by-contract basis and are computed on a discounted basis using standard actuarial techniques and cash flow models. Since the development of our life and annuity reinsurance reserves is based upon cash flow projection models, we must make estimates and assumptions based on cedent experience, industry mortality tables, and expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are generally locked-in for the life of the contract unless an unlocking event occurs. To the extent existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are not adequate to cover the present value of future benefits, settlement and maintenance costs, the locked-in assumptions are revised to current best estimate assumptions and a charge to earnings for life and annuity benefits is recognized at that time. Our consolidated balance sheets at December 31, 2016 and 2015 included reserves for life and annuity benefits of $1.0 billion and $1.1 billion, respectively.

Because of the assumptions and estimates used in establishing reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of December 31, 2016.

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

Ceded Reinsurance Allowance for Doubtful Accounts

We evaluate and adjust reserves for uncollectible ceded reinsurance based upon our collection experience, the financial condition of our reinsurers, collateral held and the development of our gross loss reserves. Our consolidated balance sheets at December 31, 2016 and 2015 included a reinsurance allowance for doubtful accounts of $36.8 million and $59.4 million, respectively. The decrease in the reinsurance allowance for doubtful accounts in 2016 was due to a reduction in the allowance for reserves that were ceded to a third party, a decrease in the estimate of uncollectible reinsurance recoverables as of December 31, 2016 and write-offs of uncollectible balances.

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

Income Taxes and Uncertain Tax Positions

The preparation of our consolidated income tax provision, including the evaluation of tax positions we have taken or expect to take on our income tax returns, requires significant judgment. In evaluating our tax positions, we recognize the tax benefit from an uncertain tax position only if, based on the technical merits of the position, it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach, whereby the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement is recognized. At December 31, 2016, we had unrecognized tax benefits of $8.9 million related to uncertain tax positions. The tax positions that we have taken or expect to take are based upon the application of tax laws and regulations, which are subject to interpretation, judgment and uncertainty. As a result, our actual liability for income taxes may differ significantly from our estimates.

We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. At December 31, 2016 and 2015, our net deferred tax liability was $330.5 million and $176.2 million, respectively. The increase in our net deferred tax liability in 2016 was primarily driven by increases in the deferred tax liabilities related to accumulated other comprehensive income, resulting from an increase in net unrealized gains on investments in 2016, and deferred policy acquisition costs.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, our deferred tax assets were net of a valuation allowance of $18.8 million and $5.1 million, respectively. In evaluating our ability to realize our deferred tax assets and assessing the need for a valuation allowance at December 31, 2016 and 2015, we made estimates regarding the future taxable income of our subsidiaries and judgments about our ability to pursue prudent and feasible tax planning strategies. A change in any of these estimates and judgments could result in the need to increase our valuation allowance through a charge to earnings. See note 8 of the notes to consolidated financial statements for further discussion of our consolidated income tax provision, uncertain tax positions and net operating losses.

Goodwill and Intangible Assets

Our consolidated balance sheet as of December 31, 2016 included goodwill and intangible assets of approximately $1.9 billion. Goodwill and intangible assets are recorded as a result of business acquisitions. Goodwill represents the excess of the amount paid to acquire a business over the net fair value of assets acquired and liabilities assumed at the date of acquisition. Indefinite-lived and other intangible assets are recorded at fair value as of the acquisition date. The determination of the fair value of certain assets acquired and liabilities assumed involves significant judgment and the use of valuation models and other estimates, which require assumptions that are inherently subjective. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. We completed our annual test for impairment during the fourth quarter of 2016 based upon results of operations through September 30, 2016.

For some reporting units, we assessed qualitative factors (commonly referred to as "Step 0") to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This assessment serves as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. For other reporting units, we elected to bypass Step 0 and perform Step 1 of the goodwill impairment test, which includes determining whether the carrying amount of a reporting unit, including goodwill, exceeds its estimated fair value. If the carrying amount exceeds its fair value, then Step 2 of the goodwill impairment test is performed by estimating the fair value of individual assets (including identifiable intangible assets) and liabilities of the reporting unit. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is charged to net income as an impairment loss.

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

With the exception of one of our Markel Ventures industrial manufacturing reporting units, we believe the fair value of each of our reporting units exceeded its respective carrying amount as of October 1, 2016 and December 31, 2016. Additionally, we do not believe we are at risk of failing Step 1 at any of our reporting units with the result being a material impairment of goodwill.

During the fourth quarter of 2016, we recorded a goodwill impairment charge of $18.7 million to other expenses for one of our Markel Ventures industrial manufacturing reporting units, to reduce the carrying value of its goodwill to its implied fair value. Unfavorable market conditions, specifically declining oil prices from late 2014 through 2016, resulted in lower than expected earnings over a similar time period. The reporting unit's earnings are generally tied to infrastructure spending across global markets, a significant portion of which are influenced by the price of oil. To determine the value of the impairment loss, we estimated the fair value of the reporting unit primarily using an income approach based on a discounted cash flow model that incorporates management's best estimate of future growth and margins. While these cash flow projections yield positive cash flows and earnings in the long-term, they were insufficient to support the current carrying value of the reporting unit due to the unfavorable impact of current market conditions and recent trends on our shorter-term projections. After recording this charge in 2016, the reporting unit's goodwill was reduced to zero.

During the fourth quarters of 2015 and 2014, we recorded goodwill impairment charges of $14.9 million and $13.7 million, respectively, to other expenses, for one of our Markel Ventures healthcare reporting units, to reduce the carrying value of its goodwill to its implied fair value. The reporting unit's operations consist of the planning, development and operation of behavioral health services in partnership with healthcare organizations. In both periods, we determined the goodwill for the reporting unit was impaired as a result of lower than expected earnings and lower estimated future earnings. We believe the performance of this reporting unit has been impacted by healthcare legislation, evolving general healthcare market conditions and the need to adapt more quickly to those changes. Additionally, the reporting unit's performance has been impacted by operational costs in excess of projections on new operating facilities where construction began just prior to our acquisition. Although we anticipated a ramp-up period in the initial operations of these facilities, costs have continued to exceed both our initial and revised expectations. To determine the value of the impairment losses, we estimated the fair value of the reporting unit primarily using an income approach based on a discounted cash flow model that incorporates management's best estimate of future growth and margins. After recording this charge in 2015, the reporting unit's goodwill was reduced to zero.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several accounting standards updates (ASUs) that have the potential to impact our consolidated financial position, results of operations or cash flows upon adoption. The standards that we expect have the most potential to significantly impact us in future periods are as follows:

•	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

•	ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities

•	ASU No. 2016-02, Leases (Topic 842)

•	ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

See note 1(u) of the notes to consolidated financial statements for discussion of these ASUs and the expected effects on our consolidated financial position, results of operations and cash flows.

Key Performance Indicators

We measure financial success by our ability to grow book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we measure ourselves over a five-year period. We believe that growth in book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results. We measure underwriting results by our underwriting profit or loss and combined ratio. We measure investing results by our net investment income and net realized gains (losses) as well as our taxable equivalent total investment return. We measure our other operating results, which primarily consist of our Markel Ventures operations, by our revenues and net income (loss), as well as earnings before interest, income taxes, depreciation and amortization (EBITDA). These measures are discussed in greater detail under "Results of Operations."

Results of Operations

The following table presents the components of net income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
U.S. Insurance segment underwriting profit	$152,745	$238,168	$99,318
International Insurance segment underwriting profit	47,205	125,701	67,316
Reinsurance segment underwriting profit	106,835	86,280	38,900
Other Insurance (Discontinued Lines) segment underwriting profit (loss)	9,751	(20,442)	(27,971)
Net investment income	373,230	353,213	363,230
Net realized investment gains	65,147	106,480	46,000
Other revenues	1,307,779	1,086,758	883,525
Other expenses	(1,190,243)	(1,046,805)	(854,871)
Amortization of intangible assets	(68,533)	(68,947)	(57,627)
Interest expense	(129,896)	(118,301)	(117,442)
Loss on early extinguishment of debt	(44,100)	—	—
Income tax expense	(169,477)	(152,963)	(116,690)
Net income attributable to noncontrolling interests	(4,754)	(6,370)	(2,506)
Net income to shareholders	$455,689	$582,772	$321,182

Net income to shareholders decreased 22% from 2015 to 2016 due to less favorable underwriting results, a loss on early extinguishment of debt and lower net realized investment gains, partially offset by more favorable results within our non-insurance operations compared to 2015. Net income to shareholders increased 81% from 2014 to 2015 due to more favorable underwriting results and higher net realized investment gains, partially offset by higher income tax expense compared to 2014. The components of net income to shareholders are discussed in further detail under "Underwriting Results," "Life and Annuity Benefits," "Investing Results," "Markel Ventures Operations" and "Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes."

Underwriting Results

Underwriting profits are a key component of our strategy to grow book value per share. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. We use underwriting profit or loss as a basis for evaluating our underwriting performance. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The loss ratio represents the relationship of incurred losses and loss adjustment expenses to earned premiums. The expense ratio represents the relationship of underwriting, acquisition and insurance expenses to earned premiums.

The following table presents selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2016		2015		2014
Gross premium volume	$4,796,645		$4,632,912		$4,805,513
Net written premiums	$4,001,020		$3,819,293		$3,917,015
Net retention	83%		82%		82%
Earned premiums	$3,865,870		$3,823,532		$3,840,912
Losses and loss adjustment expenses	$2,050,744		$1,938,745		$2,202,467
Underwriting, acquisition and insurance expenses	$1,498,590		$1,455,080		$1,460,882
Underwriting profit	$316,536		$429,707		$177,563

U.S. GAAP Combined Ratios
U.S. Insurance	93%		89%		95%
International Insurance	94%		86%		93%
Reinsurance	87%		90%		96%
Other Insurance (Discontinued Lines)	NM	(1)	NM	(1)	NM	(1)
Markel Corporation (Consolidated)	92%		89%		95%

(1)	NM—Ratio is not meaningful. Further discussion of Other Insurance (Discontinued Lines) underwriting profit (loss) follows.

The increase in the consolidated combined ratio from 2015 to 2016 was driven by less favorable development on prior years' loss reserves in 2016 compared to 2015. The 2016 consolidated current accident year loss ratio included $22.1 million of underwriting loss related to Canadian wildfires and $46.6 million of underwriting loss related to Hurricane Matthew. Together, these losses represented two points on the consolidated combined ratio. The impact of these losses on the 2016 consolidated current accident year loss ratio was more than offset by a decrease in management's best estimate of ultimate loss ratios on various product lines in 2016, due in part to lower attritional losses in all three of our ongoing underwriting segments. Additionally, following the completion of two retroactive reinsurance transactions in 2015, we have less variability in our consolidated loss reserves. Management also continues to gain confidence in the actuarial projections on product lines previously written by Alterra, which we acquired in 2013. As a result, management's best estimate of the ultimate loss ratios on various product lines across all three of our ongoing underwriting segments decreased compared to 2015. We continue to maintain a consolidated confidence level in a range consistent with our historic levels.

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

The 2016 combined ratio included $505.2 million of favorable development on prior years' loss reserves compared to $627.8 million in 2015 and $435.5 million in 2014. The decrease in prior year redundancies in 2016 compared to 2015 was due in part to $71.2 million, or two points on the consolidated combined ratio, of adverse development in our U.S. Insurance segment on our medical malpractice and specified medical product lines. Redundancies on prior years' loss reserves in 2015 included $82.7 million, or two points on the 2015 consolidated combined ratio, of favorable development attributable to a decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses, as a result of ceding a significant portion of our A&E exposures to a third party. As a result of this decrease in estimated volatility, our level of confidence in our net reserves for unpaid losses and loss adjustment expenses increased. Therefore, management reduced prior years' loss reserves in order to maintain a consolidated confidence level in a range consistent with our historic levels. This reduction in prior years' loss reserves occurred across all three of our ongoing underwriting segments. The decrease in prior year redundancies in 2016 was also attributable to less favorable development on prior years' loss reserves in our International Insurance segment.

The increase in prior year redundancies in 2015 compared to 2014 was due in part to the decrease in the estimated volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses, as a result of ceding a significant portion of our A&E exposures to a third party. We also experienced more favorable development in 2015 compared to 2014 as management had more confidence in the actuarial projections for product lines previously written by Alterra during 2015 compared to 2014. Following the 2013 acquisition of Alterra, management applied its more conservative loss reserving philosophy to reserves on premiums earned after the acquisition to establish loss reserves consistent with our historic levels, which we achieved in 2014.

The favorable development on prior years' loss reserves during all three years was primarily due to loss reserve redundancies on our long-tail casualty lines within our U.S. Insurance and International Insurance segments and our marine and energy lines within the International Insurance segment. Over the past three years, we have experienced significant redundancies on prior years' loss reserves despite the soft market conditions we have operated in since 2005. The favorable trend in prior years' loss reserves is due in part to the adverse impact of the soft market not being as significant as originally anticipated. Given the volatile nature of our long-tail books of business, the ultimate impact of the soft market could not be quantified when we initially established loss reserves for these years. In each of the past three years, actual claims development patterns have been more favorable than we initially anticipated. As the average loss severity or claim frequency estimates on these long-tail books of business have decreased, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years' loss reserves accordingly.

In connection with our quarterly reviews of loss reserves, the actuarial methods we used have exhibited a favorable trend for the 2012 to 2015 accident years during 2016. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to most of our long-tail books of business within the U.S. Insurance and International Insurance segments, which developed more favorably than we had expected based upon our historical experience. As actual losses experienced on these accident years have continued to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years have resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In each of the past three years, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, we gave greater credibility to the favorable trend. As a result, our actuaries reduced their estimates of ultimate losses, and management incorporated this favorable trend into its best estimate and reduced prior years' loss reserves accordingly.

While we believe it is possible that there will be additional redundancies on prior years' loss reserves in 2017, we caution readers not to place undue reliance on this favorable trend. Despite stabilization of prices on certain product lines during the last three years, we still consider the overall property and casualty insurance market to be soft. The impact on our underwriting results from the soft insurance market cannot be fully quantified in advance.

The following discussion provides more detail by segment of the underwriting results described above. Following this segment-based discussion is a summary table of prior years' loss reserve development.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment for 2016 was 93% compared to 89% in 2015 and 95% in 2014. The increase in the 2016 combined ratio was due to less favorable development of prior years' loss reserves. The current accident year loss ratio was flat compared to 2015. The current accident year loss ratio included $18.4 million, or one point on the segment combined ratio, of underwriting loss related to Hurricane Matthew. We also experienced higher attritional losses on certain product lines in 2016 compared to 2015, primarily our medical malpractice and specified medical lines. These losses were offset by lower attritional losses on other product lines, primarily our general liability lines, and a favorable impact resulting from a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed.

The decrease in the 2015 combined ratio was due to more favorable development of prior years' loss reserves and a lower expense ratio compared to 2014. The improvement in the U.S. Insurance segment's expense ratio in 2015 was primarily due to higher earned premiums and lower general expenses in 2015 compared to 2014.

The U.S. Insurance segment's 2016 combined ratio included $204.9 million of favorable development on prior years' loss reserves compared to $299.0 million in 2015 and $216.6 million in 2014. The decrease in prior year redundancies in 2016 was driven by adverse development on our medical malpractice and specified medical product lines in 2016, which totaled $71.2 million or three points on the segment combined ratio, and less favorable development on our property product lines in 2016 compared to 2015. Additionally, redundancies on prior years' loss reserves in 2015 included $35.2 million, or two points on the segment combined ratio, attributable to the decrease in the volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses, as previously discussed. The increase in prior year redundancies in 2015 was due in part to this decrease in reserve volatility, as well as favorable development on prior years' loss reserves in our Global Insurance division in 2015, primarily on our inland marine product line, compared to adverse development in 2014.

The following is a discussion of the product lines with the most significant development on prior years' loss reserves in the U.S. Insurance segment during the last three years.

In 2016, we experienced $104.0 million of redundancies on various long-tail general and excess liability lines. The redundancies occurred across several accident years, but were most significant on the 2013 to 2015 accident years. In 2015, we experienced $111.3 million of redundancies on various long-tail general and excess liability lines, primarily on the 2011 to 2014 accident years. In 2014, we experienced $93.4 million of redundancies on various long-tail general and excess liability lines, primarily on the 2007 to 2012 accident years. In all three periods, the redundancies were due in part to lower loss severity than originally anticipated. Our binding and brokerage casualty business includes product lines that are long-tail and volatile in nature. During 2016, 2015 and 2014, actual incurred losses and loss adjustment expenses on prior accident years for reported claims on certain long-tail casualty lines were $51.8 million, $40.0 million and $62.9 million, respectively, less than we anticipated in our actuarial analyses. As a result, our actuaries reduced their estimates of ultimate losses in 2016, 2015 and 2014, and management assigned greater credibility to this favorable experience and reduced prior years' loss reserves accordingly.

The favorable development on prior years' loss reserves in the U.S. Insurance segment in 2016, 2015 and 2014 also included $41.1 million, $36.6 million and $25.7 million, respectively, of redundancies at our workers' compensation unit. In 2016, the redundancies in our workers' compensation unit were most significant on the 2012 to 2015 accident years. In 2015, the redundancies in our workers' compensation unit were most significant on the 2011 to 2014 accident years. In 2014, the redundancies were most significant on the 2012 and 2013 accident years. When we acquired this business in 2010, we supplemented our limited data with longer-tailed industry development factors and adopted a more conservative loss reserving position until we had sufficient data to determine how the loss reserves develop. During 2014 and 2015, our actuaries gave more weight to our own data and placed less reliance on industry data as part of the reserving for this product line. As a result, our actuaries reduced their estimates of ultimate losses in those years. Management assigned greater credibility to this favorable experience and reduced prior years' loss reserves accordingly. During 2016, actual incurred losses and loss adjustment expenses on prior accident years for reported claims was $24.9 million less than we anticipated in our actuarial analysis, due in part to lower loss severity than originally anticipated. As a result, our actuaries reduced their estimates of ultimate losses in 2016 and management assigned greater credibility to this favorable experience and reduced prior years' loss reserves accordingly.

In 2016 and 2014, we also experienced redundancies in certain of our professional liability product lines. In 2016, favorable development on our professional liability product lines was more than offset by adverse development of $71.2 million on our medical malpractice and specified medical product lines, primarily on the 2010 through 2015 accident years. The adverse development on both of these product lines was driven by an increase in the proportion of business written on classes with higher claim frequencies relative to other classes of business within these product lines over the last several years, including correctional facilities, locum tenens and contract staffing. Beginning in late 2015, we saw an increase in claim frequencies on these classes, which was inconsistent with the historical trends indicated by our actuarial analyses. In 2016, we continued to see steady increases in claim frequencies, as well as increases in claims payments on these classes of business. As a result, we gave more credibility to this new trend and management increased loss reserves accordingly. In response, we have taken corrective actions for business written in the affected classes. Excluding the adverse development on our medical malpractice and specified medical product lines, we experienced $38.0 million of redundancies on our other professional liability programs during 2016, primarily on the 2014 and 2015 accident years. The favorable development occurred across multiple professional liability lines and was driven by a combination of factors, including lower loss severity than was originally anticipated and a decrease in the frequency of claims and large losses. As a result of these factors, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years' loss reserves accordingly.

In 2014, favorable development on our professional liability product lines was partially offset by adverse development of $20.2 million on our architects and engineers product line, primarily on the 2008 through 2013 accident years. The adverse development on this product line was driven by an increase in the frequency of high severity claims. Based on this experience, our actuaries increased their estimates of ultimate losses and management increased prior years' loss reserves accordingly. We took significant corrective actions on our architects and engineers product line during 2014, including exiting certain classes and states and re-underwriting and re-pricing the ongoing business. Excluding the adverse development on our architects and engineers product line, the favorable development of prior years' loss reserves during 2014 included $48.4 million of redundancies on our professional liability programs, primarily on the 2013 accident year. In 2014, the product line that produced the majority of the redundancy was specified medical, driven by lower loss severity than was originally anticipated. As a result of the decreases in severity, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses were reduced, and management reduced prior years' loss reserves accordingly.

In 2016, we experienced favorable development on prior years' loss reserves on our property product lines, primarily our inland marine and brokerage property lines. Favorable development on our inland marine business totaled $20.1 million in 2016, primarily on the 2014 and 2015 accident years. Favorable development totaled $27.5 million in 2015, primarily on the 2013 and 2014 accident years. In both years, the favorable development was attributable to lower than expected frequency of large loss events. Favorable development on our brokerage property product lines totaled $17.9 million in 2016 and was due to lower than expected losses and development on known claims, primarily on the 2012 to 2014 accident years. In 2015, favorable development totaled $35.0 million and was due to lower than expected frequency of large loss events, primarily on the 2013 and 2014 accident years. As a result of these factors, our actuarial estimates of the ultimate liability for unpaid losses and loss adjustment expenses decreased, and management reduced prior years' loss reserves accordingly.

International Insurance Segment

The combined ratio for the International Insurance segment was 94% for 2016 compared to 86% for 2015 and 93% for 2014. The increase in the 2016 combined ratio was driven by less favorable development of prior years' loss reserves and a higher expense ratio, partially offset by a lower current accident year ratio in 2016 compared to 2015. The 2016 current accident year loss ratio included $12.0 million, or one point on the segment combined ratio, of underwriting loss related to Hurricane Matthew. We also experienced higher attritional and large losses on our marine and energy product lines in 2016. The impact of these losses on the 2016 current accident year loss ratio was more than offset by lower attritional losses in our general liability product lines in 2016 compared to 2015 and a decrease in management's best estimate of ultimate loss ratios on various product lines in 2016, as previously discussed. The increase in the 2016 expense ratio was attributable to higher broker commissions in 2016 compared to 2015 and the write off of previously capitalized software development costs in 2016. These increases were partially offset by lower profit sharing costs in 2016 compared to 2015.
The decrease in the 2015 combined ratio was driven by more favorable development of prior years' loss reserves, partially offset by a higher expense ratio in 2015 compared to 2014. The increase in the 2015 expense ratio was due to higher profit sharing costs, higher general expenses and lower earned premiums in 2015 compared to 2014.

The International Insurance segment's 2016 combined ratio included $164.7 million of favorable development on prior years' loss reserves compared to $248.8 million of favorable development in 2015 and $166.6 million in 2014. The decrease in loss reserve redundancies in 2016 compared to 2015 was driven by less favorable development on our marine and energy and general liability product lines. Additionally, redundancies on prior years' loss reserves in 2015 included $32.3 million, or four points on the segment combined ratio, attributable to the decrease in volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses, as previously discussed. In both 2015 and 2016, favorable development on prior years' loss reserves occurred across several product lines, but was most significant on our marine and energy, general liability and professional liability product lines. In 2014, the redundancies on prior years loss reserves were most significant on our professional liability and marine and energy product lines. In all three years, the redundancies were driven by lower than expected claims activity on prior accident years and favorable claims settlements. Redundancies on prior years' loss reserves in 2016 included $66.6 million of favorable development on our professional liability product lines, compared to $39.7 million in 2015 and $62.7 million in 2014. Favorable development on our marine and energy product lines totaled $39.6 million in 2016, $64.8 million in 2015, and $45.9 million in 2014. Favorable development on our general liability product lines totaled $23.1 million in 2016 and $60.9 million in 2015. In 2016, the redundancies on prior year loss reserves in the International Insurance segment were most significant on the 2013 and 2014 accident years. In 2015, the redundancies on prior years' loss reserves were most significant on the 2012 to 2014 accident years. In 2014, the redundancies on prior years' loss reserves were most significant on the 2010 to 2012 accident years.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 87% for 2016 compared to 90% for 2015 and 96% for 2014. The decrease in the combined ratio in 2016 was driven by more favorable development on prior years' loss reserves and a lower current accident year loss ratio, partially offset by a higher expense ratio in 2016 compared to 2015. The 2016 current accident year loss ratio included $18.7 million, or two points on the segment combined ratio, of underwriting loss related to the Canadian wildfires and $16.2 million, or two points on the segment combined ratio, of underwriting loss related to Hurricane Matthew. The impact of these losses on the 2016 current accident year loss ratio was more than offset by lower attritional losses and a decrease in management's best estimate of ultimate loss ratios on various product lines, as previously discussed. The increase in the expense ratio was primarily due to higher profit sharing expenses and broker commissions in 2016 compared to 2015.

The decrease in the 2015 combined ratio was due to a lower current accident year loss ratio and more favorable development on prior years' loss reserves. The decrease in the current accident year loss ratio in 2015 was driven by lower attritional losses across several product lines in 2015 compared to 2014.

The Reinsurance segment's 2016 combined ratio included $125.5 million of favorable development on prior years' loss reserves compared to $97.9 million in 2015 and $80.0 million in 2014. The increase in loss reserve redundancies in 2016 compared to 2015 was driven by more favorable development on our property product lines. Redundancies on prior years' loss reserves in 2015 included $15.2 million, or two points on the segment combined ratio, attributable to the decrease in volatility of our consolidated net reserves for unpaid losses and loss adjustment expenses, as previously discussed. In 2016, favorable development on prior years' loss reserves was most significant on our property product lines, with the remaining redundancies occurring across several product lines. In 2015, favorable development on prior years' loss reserves was most significant on our casualty and property product lines. In 2014, the redundancies were most significant on our property product lines.

The redundancies on prior years' loss reserves on our property lines of business in 2016, 2015 and 2014 were $67.6 million, $21.1 million and $44.7 million, respectively. In 2016, the favorable development on prior years' loss reserves on these lines was most significant on the 2013 to 2015 accident years. In 2015, the favorable development on prior years' loss reserves was most significant on the 2012 to 2014 accident years. In 2014, the favorable development on prior years' loss reserves was most significant on the 2012 and 2013 accident years. In all three years, the favorable development on prior years' loss reserves was due in part to lower than expected development on reported events, favorable claims settlements and lower than expected claims activity. As a result of these factors, our actuaries reduced their estimates of ultimate losses, and management reduced prior years' loss reserves accordingly. Favorable development on our casualty lines in 2015 totaled $27.4 million, and was primarily attributable to our general casualty and professional liability business. During 2015, management gained more confidence in the actuarial projections on these product lines and reduced prior years' loss reserves accordingly.

Other Insurance (Discontinued Lines) Segment

The majority of the losses and loss adjustment expenses and the underwriting, acquisition and insurance expenses for the Other Insurance (Discontinued Lines) segment are associated with A&E exposures or other acquired lines of business that were discontinued in conjunction with the acquisition. Given the insignificant amount of premium earned in the Other Insurance (Discontinued Lines) segment, we evaluate this segment's underwriting performance in terms of dollars of underwriting profit or loss instead of its combined ratio.

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $9.8 million in 2016 compared to an underwriting loss of $20.4 million in 2015 and an underwriting loss of $28.0 million in 2014. The underwriting profit in 2016 was driven by a commutation that was completed during the period. The underwriting loss in 2015 included $25.4 million of adverse loss reserve development on A&E exposures, compared to $32.8 million in 2014.

In March and October 2015, we completed two retroactive reinsurance transactions through which we ceded a significant portion of our A&E exposures to a third party. At the time of the transactions, reserves for unpaid losses and loss adjustment expenses on the policies ceded totaled $170.5 million. The first transaction resulted in a gain of $5.1 million, which was deferred and is being recognized in earnings in proportion to actual reinsurance recoveries received pursuant to the transaction. The second transaction resulted in an underwriting loss of $10.1 million, including $7.1 million of losses and loss adjustment expenses, all of which was recognized during 2015. Following the October 2015 retroactive reinsurance transaction, our actuaries increased their estimate of the ultimate losses on the remaining A&E claims and management increased prior years' loss reserves by $15.0 million. Without the diversification of a larger portfolio of loss reserves, there is greater uncertainty around the potential outcomes of the remaining claims, and management strengthened reserves accordingly.

We complete an annual review of our A&E exposures during the third quarter of the year unless circumstances suggest an earlier review is appropriate. During our 2015 and 2016 reviews, we determined that no adjustment to loss reserves was required. During our 2014 annual review, we increased our expectation of the severity of the outcome of certain claims subject to litigation. As the ultimate outcome of known claims increases, our expected ultimate closure value on unreported claims also increases. As a result, prior years' loss reserves for A&E exposures were increased by $27.2 million in 2014 related to our annual review.

A&E loss reserves are subject to significant uncertainty due to potential loss severity and frequency resulting from an uncertain and unfavorable legal climate. Our A&E reserves are not discounted to present value and are forecasted to pay out over the next 40 to 50 years as claims are settled. We seek to establish appropriate reserve levels for A&E exposures, including A&E exposures ceded to third parties under retroactive reinsurance transactions; however, these reserves could be subject to increases in the future. As of December 31, 2016, our reinsurance recoverable on unpaid losses for A&E exposures was 66% of our gross reserves for A&E exposures. See note 9(c) of the notes to consolidated financial statements for further discussion of our exposures to A&E claims.

The following tables summarize the increases (decreases) in prior years' loss reserves by segment, as discussed above.

	Year Ended December 31, 2016
(dollars in millions)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Total
U.S. Insurance:
General liability	$(104.0)				$(104.0)
Workers' compensation	(41.1)				(41.1)
Property:
Brokerage property	(17.9)				(17.9)
Inland marine	(20.1)				(20.1)
Professional liability:
Medical malpractice and specified medical	71.2				71.2
All other	(38.0)				(38.0)
International Insurance:
Professional liability		$(66.6)			(66.6)
Marine and energy		(39.6)			(39.6)
General liability		(23.1)			(23.1)
Reinsurance:
Property			$(67.6)		(67.6)
Other Insurance (Discontinued Lines):
A&E and other discontinued lines				$(10.1)	(10.1)
Net other prior years' redundancy	(55.0)	(35.4)	(57.9)	—	(148.3)
Increase (decrease)	$(204.9)	$(164.7)	$(125.5)	$(10.1)	$(505.2)

	Year Ended December 31, 2015
(dollars in millions)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Total
U.S. Insurance:
General liability	$(111.3)				$(111.3)
Workers' compensation	(36.6)				(36.6)
Property:
Brokerage property	(35.0)				(35.0)
Inland marine	(27.5)				(27.5)
International Insurance:
Marine and energy		$(64.8)			(64.8)
General liability		(60.9)			(60.9)
Professional liability		(39.7)			(39.7)
Reinsurance:
Casualty			$(27.4)		(27.4)
Property			(21.1)		(21.1)
Other Insurance (Discontinued Lines):
Loss on retroactive reinsurance transaction				$7.1	7.1
Other A&E exposures				18.3	18.3
Impact of retroactive reinsurance transactions on reserve volatility	(35.2)	(32.3)	(15.2)	—	(82.7)
Net other prior years' redundancy	(53.4)	(51.1)	(34.2)	(7.5)	(146.2)
Increase (decrease)	$(299.0)	$(248.8)	$(97.9)	$17.9	$(627.8)

	Year Ended December 31, 2014
(dollars in millions)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Total
U.S. Insurance:
General liability	$(93.4)				$(93.4)
Professional liability:
Architects and engineers	20.2				20.2
All other	(48.4)				(48.4)
Workers' compensation	(25.7)				(25.7)
International Insurance:
Professional liability		$(62.7)			(62.7)
Marine and energy		(45.9)			(45.9)
Reinsurance:
Property			$(44.7)		(44.7)
Other Insurance (Discontinued Lines):
A&E exposures				$32.8	32.8
Net other prior years' redundancy	(69.3)	(58.0)	(35.3)	(5.1)	(167.7)
Increase (decrease)	$(216.6)	$(166.6)	$(80.0)	$27.7	$(435.5)

Over the past three years, we have experienced favorable development on prior years' loss reserves ranging from 5% to 7% of beginning of year net loss reserves. In 2016, we experienced favorable development of $505.2 million, or 6% of beginning of year net loss reserves, compared to $627.8 million, or 7% of beginning of year net loss reserves, in 2015 and $435.5 million, or 5% of beginning of year net loss reserves, in 2014.

It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the above favorable trends will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years' loss reserves during 2017 would range from a deficiency of less than 1%, or $50 million, to a redundancy of approximately 6%, or $450 million, of December 31, 2016 net loss reserves.

Premiums

The following table summarizes gross premium volume by segment.

Gross Premium Volume
	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
U.S. Insurance	$2,635,266	$2,504,096	$2,493,823
International Insurance	1,119,815	1,164,866	1,200,403
Reinsurance	1,041,055	965,374	1,112,728
Other Insurance (Discontinued Lines)	509	(1,424)	(1,441)
Total	$4,796,645	$4,632,912	$4,805,513

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

Gross premium volume increased 4% in 2016 compared to 2015. The increase in gross premium volume was attributable to the U.S. Insurance and Reinsurance segments, partially offset by lower gross premium volume in our International Insurance segment. Gross premium volume in our U.S. Insurance segment increased 5% in 2016 compared to 2015 driven by higher premium volumes, primarily within our general liability and personal lines of business. The increase was also attributable to an additional week of gross premium volume during the first quarter of 2016 compared to the same period of 2015 based on differences in the timing of our underwriting systems closings. The timing of our underwriting systems closings has a negligible impact on our premium earnings as premiums are earned over the policy period. Gross premium volume in our International Insurance segment decreased 4% in 2016 compared to 2015 primarily due to an unfavorable impact from foreign currency exchange rate movements, as well as lower premium volume within our marine and energy product lines. Gross premium volume in our Reinsurance segment increased 8% in 2016 compared to 2015 driven by our general liability and property lines, due to new business and a favorable impact from the timing of renewals on multi-year contracts in 2016 compared to 2015. These increases were partially offset by lower gross premium volume within our auto, professional liability and credit and surety reinsurance product lines.

Gross premium volume decreased 4% in 2015 compared to 2014. At a constant rate of exchange, gross premium volume would have decreased 2% in 2015 compared to 2014. The change is primarily attributable to a 13% decrease in gross premium volume in the Reinsurance Segment, or a 10% decrease at a constant rate of exchange. The decrease in gross premium volume in our Reinsurance segment was driven by changes in our auto reinsurance book. During 2014, we ceased writing auto reinsurance in the United Kingdom and decreased our quota share percentage on our non-standard auto reinsurance business in the United States. Additionally, lower gross premium volume in our general liability and property lines within the Reinsurance segment was partially offset by higher gross premium volume in our professional liability lines. Gross premium volume in our International Insurance segment decreased 3% in 2015 compared to 2014. At a constant rate of exchange, gross premium volume in the International Insurance segment would have increased 2% in 2015 compared to 2014.

We have seen small price decreases across many of our product lines during 2016, especially in our international business across most of our property product lines, as well as on our marine and energy lines. Our large account business is also subject to more pricing pressure. Competition remains strong in the reinsurance market, however the rate of price decline has slowed and in a few cases stabilized. We continue to see pricing margins in most reinsurance lines of business. Despite stabilization of prices on certain product lines during the last several years, we still consider the overall property and casualty insurance market to be soft. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

The following table summarizes net written premiums by segment.

Net Written Premiums
	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
U.S. Insurance	$2,237,163	$2,106,490	$2,071,466
International Insurance	864,494	888,214	889,336
Reinsurance	898,728	824,324	956,584
Other Insurance (Discontinued Lines)	635	265	(371)
Total	$4,001,020	$3,819,293	$3,917,015

Net retention of gross premium volume was 83% in 2016 and 82% in 2015 and 2014. Retention increased in all three of our ongoing underwriting segments in 2016 compared to 2015. These increases were largely due to changes in mix of business.

In 2015, higher retention in the U.S. Insurance and International Insurance segments was offset by lower retention in the Reinsurance segment compared to 2014. Retention rate changes in 2015 compared to 2014 were also driven by changes in our mix of business. We purchase reinsurance and retrocessional reinsurance in order to manage our net retention on individual risks and enable us to write policies with sufficient limits to meet policyholder needs.

The following table summarizes earned premiums by segment.

Earned Premiums
	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
U.S. Insurance	$2,175,332	$2,105,212	$2,022,860
International Insurance	853,512	879,426	909,679
Reinsurance	836,264	838,543	908,385
Other Insurance (Discontinued Lines)	762	351	(12)
Total	$3,865,870	$3,823,532	$3,840,912

Consolidated earned premiums for 2016 increased 1% compared to 2015. Higher earned premiums in our U.S. Insurance segment more than offset lower earned premiums in our International Insurance segment. The increase in earned premiums in our U.S. Insurance segment was primarily due to the increases in gross premium volume as previously discussed. The decrease in earned premiums in our International Insurance segment was primarily due to an unfavorable impact from movements in foreign currency exchange rates. Additionally, higher earned premiums in our professional liability product lines were offset by lower earned premiums in our marine and energy product lines within the International Insurance segment.

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

Life and Annuity Benefits

The Other Insurance (Discontinued Lines) segment included other revenues of $1.9 million and other expenses of $26.5 million for 2016, other revenues of $0.6 million and other expenses of $29.1 million for 2015, and other revenues of $1.6 million and other expenses of $37.1 million for 2014 related to our life and annuity reinsurance business. This business is in run-off, and we are not writing any new life and annuity reinsurance contracts. The life and annuity benefit reserves are recorded on a net present value basis using assumptions that were determined when the portfolio of contracts was acquired. The accretion of this discount is recognized in the statement of income and comprehensive income as other expenses. The decrease in other expenses in 2015 compared to 2014 is primarily attributable to lower accretion expense, as a result of a favorable impact from changes in foreign currency exchange rates in 2015 compared to 2014. Invested assets and the related investment income that support the life and annuity reinsurance contracts are reported in the Investing segment. As a result, we expect the results reported in the Other Insurance (Discontinued Lines) segment attributable to our life and annuity business will continue to reflect losses in future periods due to the accretion of the discount on the life and annuity benefit reserves, which are forecast to pay out over the next 40 to 50 years. Other revenues attributable to the life and annuity business included in the Other Insurance (Discontinued Lines) segment represent ongoing premium adjustments on existing contracts.

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

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Net investment income	$373,230	$353,213	$363,230
Net realized investment gains	$65,147	$106,480	$46,000
Change in net unrealized gains on investments	$342,111	$(457,584)	$981,035
Investment yield (1)	2.4%	2.3%	2.4%
Taxable equivalent total investment return, before foreign currency effect	5.0%	0.5%	8.9%
Taxable equivalent total investment return	4.4%	(0.7)%	7.4%
Invested assets, end of year	$19,058,666	$18,181,345	$18,637,701

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) increased 5% in 2016. The increase in the investment portfolio in 2016 was attributable to an increase in net unrealized gains on investments of $342.1 million, net proceeds from our net issuance of long-term debt of $271.7 million and cash flows from operations of $534.6 million. Invested assets decreased 2% in 2015. The decrease in the investment portfolio in 2015 was attributable to a decrease in net unrealized gains on investments of $457.6 million.

During 2014, we replaced fixed maturity corporate and mortgage-backed securities with fixed maturity tax-exempt municipal securities and equity securities as we still were repositioning the investment portfolio acquired through the 2013 Alterra acquisition to be more consistent with our historical investment portfolio allocation. We also allocated more cash and cash equivalents to short-term investments to achieve higher returns while still maintaining adequate liquidity and continued to limit our allocation of funds for purchases of fixed maturities. In 2015, we continued to gradually build liquidity with higher cash balances due to continuing low interest rates and sales of certain securities from our equity portfolio. We increased our holdings of cash and cash equivalents and short-term investments and reduced our holdings of fixed maturities. During 2016, we increased our holdings of equity securities and fixed maturities and decreased our holdings of cash and cash equivalents and short-term investments in order to achieve higher returns and to more closely match the duration of our fixed maturity portfolio with our insurance liabilities. At December 31, 2016, short-term investments, cash and cash equivalents and restricted cash and cash equivalents represented 23% of our invested assets compared to 26% at December 31, 2015. Fixed maturities represented 52% of our invested assets at both December 31, 2016 and 2015. Equity securities at December 31, 2016 represented 25% of our invested assets compared to 22% at December 31, 2015.

Net investment income increased 6% in 2016 compared to 2015. Net investment income in 2016 included higher interest income on our fixed maturity portfolio compared to 2015, primarily due to increased holdings of fixed maturity securities. An increase in short-term investment income, driven by higher short-term interest rates, was largely offset by lower dividend income in 2016 compared to 2015 as equity securities purchased in 2016 have lower dividend yields than the equity securities sold in late 2015 and early 2016.

Net investment income decreased 3% in 2015 compared to 2014. Net investment income in 2015 included lower bond income on our fixed maturity portfolio primarily due to the unfavorable impact of foreign currency exchange rate movements in 2015 compared to 2014. Net investment income in 2015 also included higher dividend income on our equity portfolio due to higher equity security holdings during 2015 compared to 2014.

Net realized investment gains were $65.1 million, $106.5 million and $46.0 million in 2016, 2015 and 2014, respectively. Net realized investment gains include gains and losses from sales of securities, losses from write downs for other-than-temporary declines in the estimated fair value of investments and gains and losses on securities measured at fair value through net income. See note 3(f) of the notes to consolidated financial statements for further details on the components of net realized investment gains. In 2016, 2015 and 2014, net realized investment gains were related to equity securities and fixed maturities that were sold because of our decision to reallocate capital to other equity securities or fixed maturities with greater potential for long-term investment returns. During 2016 and 2015, we liquidated certain equity securities in our portfolio in light of our outlook on the economic and competitive environment facing those companies. Given our long-term focus, variability in the timing of realized and unrealized gains and losses is to be expected.

Net realized investment gains in 2016, 2015 and 2014 included $7.7 million, $5.8 million and $18.9 million, respectively, of realized losses from sales of fixed maturities and equity securities. Proceeds received on securities sold at a loss were $138.3 million in 2016, $154.5 million in 2015 and $1.1 billion in 2014. During 2014, we repositioned the investment portfolio acquired through the Alterra acquisition to be more consistent with our target portfolio allocation.

Approximately 52% of the gross realized losses in 2016 related to securities that had been in a continuous unrealized loss position for less than one year. Gross realized losses in 2016 included $18.4 million of write downs for other-than-temporary declines in the estimated fair value of investments. These write downs were made with respect to 22 equity securities. We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At December 31, 2016, we held securities with gross unrealized losses of $100.0 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at December 31, 2016. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected. See note 3(b) of the notes to consolidated financial statements for further discussion of unrealized losses.

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

In 2016, net unrealized gains on investments increased $342.1 million due to an increase in the estimated fair value of our equity portfolio, as a result of strong overall equity market performance, partly offset by a decrease in the fair value of our fixed maturity portfolio, as interest rates increased during 2016. In 2015, net unrealized gains on investments decreased $457.6 million due to a decrease in the estimated fair value of our equity portfolio, as a result of lower overall equity market performance, and our fixed maturity portfolio, as interest rates increased during 2015. In 2014, net unrealized gains on investments increased $981.0 million due to an increase in the estimated fair value of our equity portfolio, as a result of strong overall equity market performance, and our fixed maturity portfolio, as interest rates decreased during 2014.

We also evaluate our investment performance by analyzing taxable equivalent total investment return, which is a non-GAAP financial measure. Taxable equivalent total investment return includes items that impact net income, such as coupon interest on fixed maturities, dividends on equity securities and realized investment gains or losses, as well as changes in unrealized gains or losses, which do not impact net income. Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in federal taxable income. We believe the taxable equivalent total investment return is a better reflection of the economics of our decision to invest in certain asset classes. We focus on our long-term investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

The following table reconciles investment yield to taxable equivalent total investment return.

	Years Ended December 31,
	2016	2015	2014
Investment yield (1)	2.4%	2.3%	2.4%
Adjustment of investment yield from amortized cost to fair value	(0.4)%	(0.4)%	(0.4)%
Net amortization of net premium on fixed maturity securities	0.4%	0.5%	0.6%
Net realized investment gains and change in net unrealized gains on investments	2.3%	(2.0)%	5.9%
Taxable equivalent effect for interest and dividends (2)	0.4%	0.4%	0.4%
Other (3)	(0.7)%	(1.5)%	(1.5)%
Taxable equivalent total investment return	4.4%	(0.7)%	7.4%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

Markel Ventures Operations

Our Markel Ventures operations are comprised of a diverse portfolio of industrial and service businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations. While each of these businesses are operated independently from one another, we aggregate their financial results into two industry groups: manufacturing and non-manufacturing. Our manufacturing operations are comprised of manufacturers of transportation and other industrial equipment. Our non-manufacturing operations are comprised of businesses from several industry groups, including consumer goods and services (including healthcare) and business services.

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

	December 31,
(dollars in thousands)	2016	2015
ASSETS
Cash and cash equivalents	$105,316	$120,889
Receivables	97,921	90,977
Goodwill	237,767	254,086
Intangible assets	234,113	261,333
Other assets	531,106	504,480
Total Assets	$1,206,223	$1,231,765
LIABILITIES AND EQUITY
Senior long-term debt and other debt (1)	$294,702	$322,375
Other liabilities	217,804	268,956
Total Liabilities	512,506	591,331
Redeemable noncontrolling interests	73,678	62,958
Shareholders' equity (2)	621,639	579,981
Noncontrolling interests	(1,600)	(2,505)
Total Equity	620,039	577,476
Total Liabilities and Equity	$1,206,223	$1,231,765

(1)
Senior long-term debt and other debt as of December 31, 2016 and 2015 included $211.0 million and $216.9 million, respectively, of debt due to other subsidiaries of Markel Corporation, which is eliminated in consolidation.

(2)
Shareholders' equity includes $520.7 million and $520.3 million as of December 31, 2016 and 2015, respectively, which represents Markel Corporation's investment in Markel Ventures and is eliminated in consolidation.

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
OPERATING REVENUES
Net investment income	$109	$5	$4
Other revenues	1,214,449	1,047,516	838,121
Total Operating Revenues	1,214,558	1,047,521	838,125
OPERATING EXPENSES
Amortization of intangible assets	29,105	27,443	24,283
Other expenses	1,071,943	978,058	775,219
Total Operating Expenses	1,101,048	1,005,501	799,502
Operating Income	113,510	42,020	38,623
Interest expense (1)	15,718	13,982	13,400
Income Before Income Taxes	97,792	28,038	25,223
Income tax expense	36,005	10,641	13,160
Net Income	61,787	17,397	12,063
Net income attributable to noncontrolling interests	5,615	6,370	2,506
Net Income to Shareholders	$56,172	$11,027	$9,557

(1)
Interest expense for the years ended December 31, 2016, 2015 and 2014 includes intercompany interest expense of $9.7 million, $9.4 million and $8.7 million, respectively, which is eliminated in consolidation.

Revenues from our Markel Ventures operations increased in 2016 compared to 2015 primarily due to the acquisition of CapTech in December 2015. We also experienced higher sales volume from one of our transportation-related manufacturing businesses. Net income to shareholders from our Markel Ventures operations in 2016 and 2015 were impacted by increases in our estimates of contingent consideration obligations and goodwill impairment charges, which combined were more significant in 2015 than 2016. During 2016, operating expenses for our non-manufacturing operations included $10.3 million as a result of an increase in our estimate of the contingent consideration obligation related to the acquisition of CapTech. A portion of the purchase consideration for CapTech is based on post-acquisition earnings through 2018, as defined in the purchase agreement. During 2016, our estimate of CapTech's earnings increased beyond our initial projection. As of December 31, 2016, the fair value of our outstanding contingent consideration was $16.2 million, which is based on the maximum amount payable under the purchase agreement and is payable over the next three years. During 2015, operating expenses for our manufacturing operations included $31.2 million as a result of an increase in our estimate of the contingent consideration obligation related to the July 2014 acquisition of Cottrell. A portion of the purchase consideration for Cottrell was based on post-acquisition earnings through 2015, as defined in the purchase agreement. During 2015, our estimate of Cottrell's 2015 earnings increased beyond our initial projection. As a result, our estimate of the fair value of the contingent consideration increased by $31.2 million during 2015. As of December 31, 2015, the fair value of our outstanding contingent consideration obligation was $44.7 million, which was paid in full during 2016. Net income to shareholders in our manufacturing operations in 2016 was net of an $18.7 million goodwill impairment charge in the fourth quarter related to one of our industrial manufacturing reporting units. Net income to shareholders in our non-manufacturing operations in 2015 was net of a $14.9 million goodwill impairment charge in the fourth quarter related to one of our healthcare reporting units. Net income to shareholders from our Markel Ventures operations also increased in 2016 compared to 2015 due to higher sales volumes in one of our transportation-related manufacturing businesses, improved results across our non-manufacturing businesses and the contribution of earnings from CapTech, which were partially offset by the impact of the contingent consideration adjustment previously discussed.

Revenues from our Markel Ventures operations increased in 2015 compared to 2014 primarily due to the acquisition of Cottrell in July 2014. We also experienced higher revenues within certain of our other manufacturing operations in 2015, due in part to higher sales volumes in 2015 compared to 2014, as a result of increased demand for equipment manufactured to support transportation-related industries. Revenues for the year ended December 31, 2015 also included growth in certain of our non-manufacturing operations. Net income to shareholders from our Markel Ventures operations increased in 2015 compared to 2014 due to more favorable results in our manufacturing operations in 2015, partially offset by less favorable results in our non-manufacturing operations in 2015. The increase in net income to shareholders in our manufacturing operations in 2015 was due in part to increased revenues, as described above, partially offset by the $31.2 million increase in our estimate of the fair value of the contingent consideration obligation related to the acquisition of Cottrell. The decrease in net income to shareholders in our non-manufacturing operations was primarily attributable to an increase in expenses at certain of our non-manufacturing operations. Net income to shareholders in our non-manufacturing operations was net of goodwill impairment charges of $14.9 million and $13.7 million in the fourth quarters of 2015 and 2014, respectively, related to one of our healthcare reporting units.

The following table summarizes the cash flows attributable to Markel Ventures for the years ended December 31, 2016, 2015 and 2014.

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Cash and cash equivalents, beginning of year	$120,889	$106,552	$61,742
Net cash provided by operating activities	100,105	166,702	59,915
Net cash used by investing activities	(55,293)	(96,073)	(189,729)
Net cash provided (used) by financing activities (1,2)	(60,385)	(56,292)	174,624
Increase (decrease) in cash and cash equivalents	(15,573)	14,337	44,810
Cash and cash equivalents, end of year	$105,316	$120,889	$106,552

(1)
Net cash provided (used) by financing activities for the years ended December 31, 2015 and 2014 includes capital contributions from our holding company of $22.8 million and $64.8 million, respectively, which are eliminated in consolidation.

(2)
Net cash used by financing activities for the years ended December 31, 2016 and 2015 includes net repayments of debt of $5.9 million and $36.0 million, respectively, which are eliminated in consolidation. Net cash provided by financing activities for the year ended December 31, 2014 includes net additions to debt of $136.5 million, which are eliminated in consolidation.

Markel Ventures earnings before interest, income taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including revenues and net income, to monitor and evaluate the performance of our Markel Ventures operations. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates, levels of depreciation and amortization resulting from purchase accounting. The following table reconciles consolidated net income to shareholders, to Markel Ventures EBITDA, net of noncontrolling interests.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Net income to shareholders	$455,689	$582,772	$321,182
Income before income taxes from other Markel operations	(532,989)	(714,067)	(415,156)
Income tax expense from other Markel operations	133,472	142,322	103,531
Markel Ventures net income to shareholders	56,172	11,027	9,557
Interest expense (1)	14,900	13,287	12,184
Income tax expense	34,502	10,710	12,848
Depreciation expense	32,759	30,478	24,706
Amortization of intangible assets	26,796	25,776	22,032
Markel Ventures EBITDA - Total	$165,129	$91,278	$81,327

Markel Ventures EBITDA - Manufacturing	$120,993	$88,822	$71,133
Markel Ventures EBITDA - Non-Manufacturing	44,136	2,456	10,194
Markel Ventures EBITDA - Total	$165,129	$91,278	$81,327

(1)	Interest expense for the years ended December 31, 2016, 2015 and 2014 includes intercompany interest expense of $9.7 million, $9.4 million and $8.7 million, respectively.

EBITDA from our Markel Ventures operations in 2016 and 2015 were impacted by increases in our estimates of contingent consideration obligations and goodwill impairment charges, as described above, which combined were more significant in 2015 than 2016. EBITDA also increased in 2016 compared to 2015 due to higher sales volumes in one of our transportation-related manufacturing businesses, improved results across our non-manufacturing businesses and the contribution of earnings from CapTech, which were partially offset by the impact of the contingent consideration adjustment previously discussed.

EBITDA from our Markel Ventures manufacturing operations increased in 2015 compared to 2014 due to increased revenues, described above, partially offset by an increase in our estimate of the fair value of the contingent consideration obligation related to the acquisition of Cottrell. EBITDA from our Markel Ventures non-manufacturing operations decreased in 2015 compared to 2014 due to higher expenses at certain of our non-manufacturing operations. EBITDA from our Markel Ventures non-manufacturing operations was net of a $14.9 million and $13.7 million goodwill impairment charge in 2015 and 2014, respectively, related to one of our healthcare reporting units.

Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense was $129.9 million in 2016 compared to $118.3 million in 2015 and $117.4 million in 2014. The increase in interest expense in 2016 compared to 2015 was due to interest expense associated with our 5.0% unsecured senior notes which were issued in the second quarter of 2016, partially offset by the partial purchase of our 7.125% unsecured senior notes and our 7.35% unsecured senior notes in the second quarter of 2016.

In the second quarter of 2016, we issued $500 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds were $493.1 million. We used a portion of these proceeds to purchase $70.2 million of principal on our 7.35% unsecured senior notes due 2034 and $108.8 million of principal on our 7.125% unsecured senior notes due 2019 through a tender offer at a total purchase price of $95.0 million and $126.4 million, respectively.

In connection with the tender offer and purchase, we recognized a loss on early extinguishment of debt of $44.1 million during 2016. Replacing this debt with our 5.0% unsecured senior notes due April 5, 2046 extended the average term of our unsecured senior notes at a more favorable interest rate.

Income Taxes

The effective tax rate was 27% in 2016 compared to 21% in 2015 and 26% in 2014. In 2016 and 2014, the effective tax rate differs from the statutory rate of 35% primarily as a result of tax-exempt investment income. In 2015, the effective tax rate differs from the statutory rate of 35% primarily as a result of tax credits for foreign taxes paid and tax-exempt investment income. In previous periods, certain foreign taxes paid were not available for use as tax credits against our U.S. provision for income taxes. Based on our earnings from our foreign operations in 2015, significant foreign taxes paid, both in 2015 and prior periods, were used as credits against our U.S. provision for income taxes in 2015. Our recognition of these tax credits in 2015 had a favorable impact on our 2015 effective tax rate of approximately 8%, compared to 2% in 2016 and 1% in 2014. Foreign tax credits of the magnitude recognized in 2015 are not expected in future periods.

The decrease in the effective tax rate in 2015 compared to 2014 resulting from foreign tax credits was partially offset by the impact of anticipating a smaller tax benefit related to tax-exempt investment income which resulted from having higher income before income taxes in 2015 compared to 2014.

With few exceptions, we are no longer subject to income tax examination by tax authorities for years ended before January 1, 2013. During 2016, the Internal Revenue Service completed its examination of our 2012 U.S. federal income tax return. There were no adjustments to our income tax liabilities as a result of this examination. See note 8 of the notes to consolidated financial statements for a discussion of factors affecting the realization of our gross deferred tax assets and unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our income tax returns.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $667.0 million, $232.7 million and $935.9 million in 2016, 2015 and 2014, respectively. Comprehensive income to shareholders for 2016 included net income to shareholders of $455.7 million and an increase in net unrealized gains on investments, net of taxes, of $242.2 million. Comprehensive income to shareholders for 2015 included net income to shareholders of $582.8 million, a decrease in net unrealized gains on investments, net of taxes, of $320.5 million and a decrease in foreign currency translation adjustments, net of taxes, of $29.3 million. Comprehensive income to shareholders for 2014 included net income to shareholders of $321.2 million, an increase in net unrealized gains on investments, net of taxes, of $661.7 million and a decrease in foreign currency translation adjustments, net of taxes, of $32.2 million.

For the years ended December 31, 2016 and 2015, book value per share increased 8% and 3%, respectively, primarily due to comprehensive income to shareholders, as described above.

The following graph presents book value per share and the five-year compound annual growth rate (CAGR) in book value per share for the past five years as of December 31.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 23% at December 31, 2016 and 22% at December 31, 2015.

At December 31, 2016, our holding company (Markel Corporation) held $2.5 billion of invested assets, which approximated 16 times annual interest expense of the holding company, compared to $1.6 billion of invested assets at December 31, 2015. The increase in invested assets is primarily due to a return of capital and dividends received from our subsidiaries of $472.3 million, net proceeds from our net issuance of long-term debt of $271.7 million and proceeds from the repayment of intercompany notes receivable. In order to maintain prudent levels of liquidity, we seek to maintain invested assets at Markel Corporation of at least two times annual interest expense. The excess liquidity at Markel Corporation is available to increase capital at our insurance subsidiaries, complete acquisitions, repurchase shares of our common stock or retire debt.

Our Board of Directors has approved the repurchase of up to $300 million of common stock under a share repurchase program (the Program). Under the Program, we may repurchase outstanding shares of common stock from time to time, primarily through open-market transactions. The Program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2016, we had repurchased 96,345 shares of common stock at a cost of $70.7 million under the Program.

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

The holding company has historically relied upon dividends from its domestic subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. At December 31, 2016, our domestic insurance subsidiaries and Markel Bermuda Limited could pay ordinary dividends of $877.8 million during the following twelve months under these laws.

There are also regulatory restrictions on the amount of dividends that our foreign insurance subsidiaries may pay based on applicable laws in the United Kingdom. At December 31, 2016, earnings of our foreign subsidiaries, with the exception of certain of our Bermuda subsidiaries, are considered reinvested indefinitely and no provision for deferred United States income taxes has been recorded. At December 31, 2016, cash and cash equivalents, restricted cash and cash equivalents and short-term investments of $822.5 million were held by our foreign subsidiaries. We do not expect the amount of cash and cash equivalents, restricted cash and cash equivalents and short-term investments that are attributable to earnings that are considered reinvested indefinitely, and not available for distributions to the holding company, to have a material effect on our liquidity or capital resources.

Net cash provided by operating activities was $534.6 million, $651.2 million and $716.8 million in 2016, 2015 and 2014, respectively. The decrease in net cash provided by operating activities in 2016 compared to 2015 was due in part to higher claims payments in the U.S. Insurance segment, in particular on our professional liability lines of business, as well as higher payments for employee profit sharing in 2016 compared to 2015. Net cash provided by operating activities in 2016 was net of a $51.9 million payment made in connection with the commutation of a property and casualty deposit contract. Cash flows in 2016 also included payments totaling $47.0 million to settle contingent purchase consideration obligations, of which $32.9 million was included in operating activities. Net cash provided by operating activities in 2015 was net of cash payments totaling $156.4 million made in connection with two retroactive reinsurance transactions completed in 2015, in which we ceded two portfolios of policies comprised of liabilities arising from A&E exposures to a third party. Net cash provided by operating activities in 2015 was also net of a $29.0 million cash payment made to transfer our obligations under a reinsurance contract for life and annuity benefits to a third party. Net cash provided by operating activities also increased in 2015 compared to 2014 due to higher cash flows attributable to our Markel Ventures operations in 2015, which were partially offset by higher payments for income taxes compared to the same period of 2014.

Net cash used by investing activities was $1.5 billion in 2016 compared to net cash provided by investing activities of $125.8 million in 2015 and net cash used by investing activities of $622.2 million in 2014. Net cash used by investing activities in 2016 included the purchases of fixed maturities and equity securities, net of proceeds from sales, of $877.0 million. We also allocated more cash and cash equivalents to short-term investments to achieve higher returns while still maintaining adequate liquidity. Net cash provided by investing activities in 2015 included proceeds from the sales and maturities of investments, net of purchases of investments, of $466.3 million, partially offset by $261.5 million, net of cash acquired, used for acquisitions, and $79.8 million used to purchase property and equipment. Net cash used by investing activities in 2014 included $319.1 million of cash, net of cash acquired, used to complete acquisitions. We received cash from our equity method investments of $107.3 million during 2014, which includes redemptions from our hedge fund portfolio acquired through the Alterra acquisition that was included in other assets on the consolidated balance sheets. See "Investing Results" for further discussion of changes in our allocation of funds within the investment portfolio in 2014, 2015 and 2016. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Invested assets increased to $19.1 billion at December 31, 2016 from $18.2 billion at December 31, 2015. Net unrealized gains on investments, net of taxes, were $1.7 billion at December 31, 2016 compared to $1.5 billion at December 31, 2015. The increase in net unrealized gains on investments, net of taxes, in 2016 was primarily due to an increase in the estimated fair value of our equity portfolio, as a result of strong overall equity market performance, partly offset by a decrease in the value of our fixed maturity portfolio, as interest rates increased during 2016.

Net cash provided by financing activities was $152.0 million in 2016 compared to net cash used by financing activities of $74.2 million and $67.1 million in 2015 and 2014, respectively. During 2016, we issued $500 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds were $493.1 million. We used a portion of these proceeds to purchase $70.2 million of principal on our 7.35% Senior Notes due 2034 and $108.8 million of principal on our 7.125% Senior Notes due 2019 through a tender offer at a total purchase price of $95.0 million and $126.4 million, respectively. We also expect to use the proceeds from this issuance to retire our 7.20% unsecured senior notes when they come due April 14, 2017 ($90.6 million aggregate principal amount of those notes was outstanding at December 31, 2016) and the remainder for general corporate purposes. During 2016, 2015 and 2014, we used cash of $3.2 million, $12.5 million and $25.9 million, respectively, to purchase additional interests in our Markel Ventures businesses. During 2016, 2015 and 2014, cash of $51.1 million, $31.5 million and $26.1 million, respectively, was used to repurchase shares of our common stock.

In recent years, we have completed numerous reinsurance commutations, which involve the termination of ceded or assumed reinsurance contracts. Our commutation strategy related to ceded reinsurance contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of reinsurance placed with certain reinsurers. Our commutation strategy related to assumed reinsurance contracts is to reduce our loss exposure to long-tailed liabilities assumed under reinsurance agreements that were entered into by companies we acquired prior to our acquisition. We will continue to pursue commutations, or similar reinsurance transactions, when we believe they meet our objectives. As previously discussed, during 2015, we completed two retroactive reinsurance transactions to cede two portfolios of policies primarily comprised of liabilities arising from A&E exposures to a third party. Cash payments for these two retroactive reinsurance transactions totaled $156.4 million. See "Critical Accounting Estimates" for further discussion. We also completed a novation that transferred our obligations under a reinsurance contract for life and annuity benefit policies to a third party in exchange for cash payments totaling $29.0 million, net of commissions. In 2016, we completed a commutation that transferred our obligations under a property and casualty deposit contract in exchange for cash payments totaling $51.9 million. While we recognize that these transactions have the short term impact of reducing investment income, we have significantly reduced the uncertainty around these exposures and increased our flexibility regarding capital allocation.

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. We monitor changes in the financial condition of each of our reinsurers, and we assess our concentration of credit risk on a regular basis. At December 31, 2016, our reinsurance recoverable balance for the ten largest reinsurers was $1.4 billion, representing 67% of our consolidated balance, before considering allowances for bad debts. All of our ten largest reinsurers were rated "A" or better by A.M. Best. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $418.4 million at December 31, 2016, collateralizing reinsurance recoverable balances due from our ten largest reinsurers. See note 15 of the notes to consolidated financial statements for further discussion of reinsurance recoverables and exposures. While we believe that net reinsurance recoverable balances are collectible, deterioration in reinsurers' ability to pay, or collection disputes, could adversely affect our operating cash flows, financial position and results of operations.

Unpaid losses and loss adjustment expenses were $10.1 billion and $10.3 billion at December 31, 2016 and 2015, respectively. The following table summarizes case reserves and IBNR reserves, by segment. As described in note 9 to consolidated financial statements, unpaid losses and loss adjustment expenses attributable to acquisitions are recorded at fair value as of the acquisition date, which consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. Unpaid losses and loss adjustment expenses included in the consolidated balance sheet include the unamortized portion of any fair value adjustments recorded in conjunction with an acquisition; however, as this amount does not represent case or IBNR reserves, it is excluded from the table below. See note 9 of the notes to consolidated financial statements and "Critical Accounting Estimates" for a discussion of estimates and assumptions related to unpaid losses and loss adjustment expenses.

(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)	Consolidated
December 31, 2016
Case reserves	$1,088,388	$1,188,171	$819,405	$248,729	$3,344,693
IBNR reserves	2,754,209	1,841,042	1,813,361	293,458	6,702,070
Total	$3,842,597	$3,029,213	$2,632,766	$542,187	$10,046,763
December 31, 2015
Case reserves	$1,092,677	$1,242,138	$942,891	$319,988	$3,597,694
IBNR reserves	2,617,871	1,855,666	1,768,396	321,277	6,563,210
Total	$3,710,548	$3,097,804	$2,711,287	$641,265	$10,160,904

The following table summarizes our contractual cash payment obligations at December 31, 2016.

	Payments Due by Period (1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Senior long-term debt and other debt(2)	$4,144,290	$315,941	$499,695	$829,690	$2,498,964
Unpaid losses and loss adjustment expenses (estimated)	10,046,763	1,863,378	3,123,560	1,981,494	3,078,331
Life and annuity benefits (estimated)	1,401,821	88,426	141,374	130,829	1,041,192
Operating leases	234,257	34,449	61,153	42,676	95,979
Total	$15,827,131	$2,302,194	$3,825,782	$2,984,689	$6,714,466

(1)	See notes 9, 10, 11 and 16 of the notes to consolidated financial statements for further discussion of these obligations.

(2)	Amounts include interest.

Senior long-term debt and other debt, excluding net unamortized premium and net unamortized debt issuance costs, was $2.6 billion at December 31, 2016 and $2.2 billion at December 31, 2015.

We maintain a revolving credit facility, which provides $300 million of capacity for future acquisitions, investments, repurchases of our capital stock and for general corporate purposes. At our discretion, $200 million of the total capacity may be used for secured letters of credit. We may increase the capacity of the facility to $500 million subject to certain terms and conditions. This facility expires in August 2019. As of December 31, 2016 and 2015, there were no borrowings outstanding under our revolving credit facility.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2016. To the extent that we are not in compliance with our covenants, our access to the revolving credit facility could be restricted. While we believe this to be unlikely, the inability to access the revolving credit facility could adversely affect our liquidity. See note 11 of the notes to consolidated financial statements for further discussion of our revolving credit facility.

Reserves for unpaid losses and loss adjustment expenses represent future contractual obligations associated with property and casualty insurance and reinsurance contracts issued to our policyholders or other insurance companies. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2016. Payment patterns for losses and loss adjustment expenses were generally based upon historical claims patterns. Each claim is settled individually based upon its merits and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the preceding table. The unpaid losses and loss adjustment expenses in the table above are our gross estimates of known liabilities as of December 31, 2016. The expected payments by period are the estimated payments at a future time, whereas the reserves for unpaid losses and loss adjustment expenses included in the consolidated balance sheet include the unamortized portion of any fair value adjustments for unpaid losses and loss adjustment expenses assumed in conjunction with an acquisition.

Reserves for life and annuity benefits represent future contractual obligations associated with reinsurance contracts issued to other insurance companies. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of benefits as of December 31, 2016. The assumptions used in estimating the likely payments due by period are based on cedent experience, industry mortality tables, and our expense experience. Due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the estimates shown in the preceding table. The life and annuity benefits in the above table are our gross estimates of known obligations as of December 31, 2016. These obligations are computed on a net present value basis in the consolidated balance sheet as of December 31, 2016, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

On February 1, 2017, we entered into a definitive merger agreement to acquire SureTec Financial Corp. (SureTec) for approximately $250 million. SureTec is a Texas-based privately held surety company primarily offering contract, commercial and court bonds. The transaction is subject to customary closing conditions, including insurance regulatory approvals, and is expected to close in the first half of 2017.

At December 31, 2016, we had $4.1 billion of invested assets or other assets held in trust or on deposit for the benefit of policyholders or ceding companies or to support underwriting activities. Additionally, we have pledged investments and cash and cash equivalents totaling $355.6 million at December 31, 2016 as security for letters of credit that have been issued by various banks on our behalf. These invested assets and the related liabilities are included on our consolidated balance sheet. See note 3(h) of the notes to consolidated financial statements for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. Capital adequacy of our foreign insurance subsidiaries is regulated by applicable laws of the United Kingdom, Bermuda and other jurisdictions. At December 31, 2016, the capital and surplus of each of our insurance subsidiaries significantly exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements.

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

The estimated fair value of our investment portfolio at December 31, 2016 was $19.1 billion, 75% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 25% of which was invested in equity securities. At December 31, 2015, the estimated fair value of our investment portfolio was $18.2 billion, 78% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 22% of which was invested in equity securities.

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

At December 31, 2016, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility. At December 31, 2016, our ten largest equity holdings represented $2.1 billion, or 44%, of the equity portfolio. Investments in the property and casualty insurance industry represented $1.0 billion, or 22%, of our equity portfolio at December 31, 2016. Our investments in the property and casualty insurance industry included a $511.3 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the equity holdings of our insurance subsidiaries.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2016 and 2015. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders' Equity
As of December 31, 2016
Equity securities	$4,746	35% increase	$6,407	13.1%
		35% decrease	3,085	(13.1)
As of December 31, 2015
Equity securities	$4,074	35% increase	$5,501	12.1%
		35% decrease	2,648	(12.1)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 4.4 years and an average rating of "AA." See note 3(c) of the notes to consolidated financial statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2016 and 2015. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturities	Shareholders' Equity
Fixed Maturity Investments
As of December 31, 2016
Total fixed maturity investments	$9,892	200 bp decrease	$11,252	13.8%	10.8%
		100 bp decrease	10,549	6.6	5.2
		100 bp increase	9,264	(6.3)	(5.0)
		200 bp increase	8,669	(12.4)	(9.7)
As of December 31, 2015
Total fixed maturity investments	$9,394	200 bp decrease	$10,591	12.7%	10.1%
		100 bp decrease	9,977	6.2	4.9
		100 bp increase	8,832	(6.0)	(4.8)
		200 bp increase	8,296	(11.7)	(9.3)
Liabilities (1)
As of December 31, 2016
Borrowings	$2,721	200 bp decrease	$3,184
		100 bp decrease	2,933
		100 bp increase	2,540
		200 bp increase	2,384
As of December 31, 2015
Borrowings	$2,403	200 bp decrease	$2,731
		100 bp decrease	2,557
		100 bp increase	2,266
		200 bp increase	2,143

(1)	Changes in estimated fair value have no impact on shareholders' equity.

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with certain of our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency, other than non-monetary assets and liabilities, as closely as possible. Non-monetary assets primarily consist of goodwill and intangible assets. As of December 31, 2016 and 2015, the carrying value of goodwill and intangible assets denominated in a foreign currency, which is not matched or hedged, was $208.7 million and $241.2 million, respectively. The decrease is primarily due to the strengthening of the U.S. dollar against the United Kingdom Sterling during 2016.

To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign currency forward contracts and we purchase or sell foreign currencies in the open market. Our forward contracts are generally designated as specific hedges for financial reporting purposes. As such, realized and unrealized gains and losses on these hedges are recorded as currency translation adjustments and are part of other comprehensive income (loss). Our forward contracts generally have maturities of three months. At December 31, 2016 and 2015, substantially all of our monetary assets and liabilities denominated in foreign currencies were either matched or hedged.

At December 31, 2016 and 2015, approximately 88% and 87%, respectively, of our invested assets were denominated in United States Dollars. At December 31, 2016 and 2015, approximately 81% and 80%, respectively, of our reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were denominated in United States Dollars. At those dates, the largest foreign currency denominated balances within both our invested assets and reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were the Euro and United Kingdom Sterling.

Credit Risk

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2016, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

	December 31, 2016
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$5,100	$2,138	$7,238
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	779,206	175,104	49,788	1,004,098
Supranationals	—	184,139	—	184,139
Other	153,561	109,334	63,270	326,165
Total European exposures	932,767	473,677	115,196	1,521,640
Brazil	30,722	—	—	30,722
All other foreign exposures	499,973	77,171	73,108	650,252
Total foreign exposures	$1,463,462	$550,848	$188,304	$2,202,614

	December 31, 2015
(dollars in thousands)	Sovereign	Non-Sovereign Financial Institutions	Non-Sovereign Non-Financial Institutions	Total
European exposures:
Portugal, Ireland, Italy, Greece and Spain	$—	$5,291	$2,161	$7,452
Eurozone (excluding Portugal, Ireland, Italy, Greece and Spain)	803,560	205,233	94,387	1,103,180
Supranationals	—	208,660	—	208,660
Other	120,072	139,882	90,517	350,471
Total European exposures	923,632	559,066	187,065	1,669,763
Brazil	22,298	—	—	22,298
All other foreign exposures	470,527	98,191	91,407	660,125
Total foreign exposures	$1,416,457	$657,257	$278,472	$2,352,186

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
Certain of our non-U.S. insurance operations underwrite global marine hull policies and global marine hull war policies that provide coverage for vessels or fleets navigating into and out of ports worldwide, potentially including Iran. Under a global marine hull war policy, the insured is required to give notice before entering designated areas, including Iran. During the quarter ended December 31, 2016 we have received notice(s) that one or more vessels covered by a global marine hull war policy were entering Iranian waters. However, no additional premium is required under global marine hull policies or global marine hull war policies for calling into Iran. During the quarter ended December 31, 2016, we have not been asked to cover a specific voyage into or out of Iran that would result in a separate, allocable premium for that voyage.
Certain of our non-U.S. reinsurance operations underwrite marine, energy, aviation and trade credit treaties on a worldwide basis and, as a result, it is possible that the underlying insurance portfolios may have exposure to the Iranian petroleum industry and its related products and service providers.

We provide two energy construction reinsurance contracts in Iran through our syndicate at Lloyd's. We expect our portion of the premium for both contracts to be approximately $2 million in the aggregate. Except for these two contracts, we are not aware of any premium apportionment with respect to underwriting, insurance or reinsurance activities of our non-U.S. insurance subsidiaries reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance portfolios underlying our reinsurance treaties, we believe that the premiums associated with such business would be immaterial.
Our non-U.S. insurance subsidiaries intend to continue to provide insurance and reinsurance for coverage of Iran-related risks, if at all, only to the extent permitted under, and in accordance with, General License H or other applicable economic or trade sanctions requirements or licenses.

Controls and Procedures

As of December 31, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Principal Executive Officer (PEO) and the Principal Financial Officer (PFO).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the PEO and the PFO, of the effectiveness of our internal control over financial reporting as of December 31, 2016. See Management's Report on Internal Control over Financial Reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	the effect of cyclical trends, including demand and pricing in the insurance and reinsurance markets;

•	actions by competitors, including the application of new or "disruptive" technologies or business models and consolidation, and the effect of competition on market trends and pricing;

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

•
economic conditions, actual or potential defaults in municipal bonds or sovereign debt obligations, volatility in interest and foreign currency exchange rates and changes in market value of concentrated investments can have a significant impact on the fair value of our fixed maturity and equity securities, as well as the carrying value of our other assets and liabilities, and this impact may be heightened by market volatility;

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

•	the impacts that health epidemics and pandemics may have on our business operations and claims activity;

•	the impact on our businesses of the repeal, in part or in whole, or modification of U.S. health care reform legislation and regulations;

•	changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate;

•
we are dependent upon operational effectiveness and security of our enterprise information technology systems and those maintained by third parties; if one or more of those systems fail or suffer a security breach, our businesses or reputation could be adversely impacted;

•	our acquisition of insurance and non-insurance businesses may increase our operational and control risks for a period of time;

•	we may not realize the contemplated benefits, including cost savings and synergies, of our acquisitions;

•	any determination requiring the write-off of a significant portion of our goodwill and intangible assets;

•	the loss of services of any executive officer or other key personnel could adversely impact one or more of our operations;

•	our substantial international operations and investments expose us to increased political, operational and economic risks, including foreign currency exchange rate and credit risk;

•	the vote by the United Kingdom to leave the European Union, which could have adverse consequences for our businesses, particularly our London-based international insurance operations;

•	our ability to raise third party capital for existing or new investment vehicles and risks related to our management of third party capital;

•	the effectiveness of our procedures for compliance with existing and ever increasing guidelines, policies and legal and regulatory standards, rules, laws and regulations;

•
the impact of economic and trade sanctions and embargo programs on our businesses, including instances in which the requirements and limitations applicable to the global operations of U.S. companies and their affiliates are more restrictive than those applicable to non-U.S. companies and their affiliates;

•
a number of additional factors may adversely affect our Markel Ventures operations, and the markets they serve, and negatively impact their revenues and profitability, including, among others: changes in government support for education, healthcare and infrastructure projects; changes in capital spending levels; changes in the housing market; and volatility in commodity prices and interest and foreign currency exchange rates; and

•	adverse changes in our assigned financial strength or debt ratings could adversely impact us, including our ability to attract and retain business and the availability and cost of capital.

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

	Years Ended December 31,
	2011 (1)	2012	2013	2014	2015	2016
Markel Corporation	$100	$105	$140	$165	$213	$218
S&P 500	100	116	154	175	177	198
Dow Jones Property & Casualty Insurance	100	119	158	177	193	226

(1)	$100 invested on December 31, 2011 in our common stock or the listed index. Includes reinvestment of dividends.

Market and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 6, 2017 was approximately 350. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 100,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

High and low common stock prices as reported on the New York Stock Exchange composite tape for 2016 were $989.18 and $805.03, respectively. See note 24 of the notes to consolidated financial statements for additional common stock price information.

Common Stock Repurchases

The following table summarizes our common stock repurchases for the quarter ended December 31, 2016.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2016 through October 31, 2016	—	—	—	$262,948
November 1, 2016 through November 30, 2016	39,890	$844.43	39,890	$229,263
December 1, 2016 through December 31, 2016	—	—	—	$229,263
Total	39,890	$844.43	39,890	$229,263

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

Annual Shareholders' Meeting

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at Altria Theater, 6 North Laurel Street, Richmond, Virginia at 4:30 p.m., May 15, 2017.

Corporate Offices

Markel Corporation, 4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148
(804) 747-0136 (800) 446-6671

Executive Officers

Alan I. Kirshner
Executive Chairman since January 2016. Chairman of the Board since 1986. Chief Executive Officer from 1986 to December 2015. Director since 1978. Age 81.

Anthony F. Markel
Vice Chairman of Markel Corporation and the Board since May 2008. President and Chief Operating Officer from March 1992 to May 2008. Director since 1978. Age 75.

Steven A. Markel
Vice Chairman of Markel Corporation and the Board since March 1992. Director since 1978. Age 68.

Thomas S. Gayner
Co-Chief Executive Officer since January 2016. President and Chief Investment Officer from May 2010 to December 2015. Chief Investment Officer from January 2001 to December 2015. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 to 2004. Director since August 2016. Age 55.

Richard R. Whitt, III
Co-Chief Executive Officer since January 2016. President and Co-Chief Operating Officer from May 2010 to December 2015. Senior Vice President and Chief Financial Officer from May 2005 to May 2010. Director since August 2016. Age 53.

F. Michael Crowley
Vice Chairman of Markel Corporation since August 2016. President from May 2010 to August 2016. Co-Chief Operating Officer from May 2010 to December 2015. President, Markel Specialty from February 2009 to May 2010. President of Willis HRH North America from October 2008 to January 2009. President of Hilb Rogal & Hobbs Company from September 2005 to October 2008. Age 65.

Britton L. Glisson
President, Global Insurance since November 2014 and Chief Administrative Officer since February 2009. President, Markel Insurance Company, a subsidiary, from October 1996 to March 2009. Age 60.

Bradley J. Kiscaden
Executive Vice President and Chief Actuarial Officer since July 2012. Chief Actuarial Officer since March 1999. Age 54.

Anne G. Waleski
Executive Vice President and Chief Financial Officer since May 2014. Vice President and Chief Financial Officer since May 2010. Treasurer from August 2003 to November 2011. Age 50.

EXHIBIT INDEX

Exhibit No.	Document Description

3(i)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3(ii)	Bylaws, as amended (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission November 20, 2015)

4.1
Indenture dated as of June 5, 2001 between Markel Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 8-K filed with the Commission June 5, 2001)

4.2
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission August 11, 2004)

4.3
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission September 21, 2009)

4.4
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 31, 2011)

4.5
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission June 29, 2012)

4.6
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.7
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.8
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.9
Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.14 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2013)

4.10
First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (incorporated by reference from Exhibit 4.15 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2013)

4.11
Form of Second Supplemental Indenture dated as of June 30, 2014 among Alterra Finance LLC, Alterra Capital Holdings Limited and the Bank of New York Mellon, as Trustee ( incorporated by reference from Exhibit 4.16 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

4.12
Form of Guaranty Agreement by Markel Corporation dated as of June 30, 2014 in connection with the Alterra Finance LLC 6.25% Senior Notes due 2020 (incorporated by reference from Exhibit 4.17 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

Exhibit No.	Document Description

10.1
Form of Credit Agreement dated as of August 1, 2014 among Markel Corporation, Markel Bermuda Limited, Alterra Reinsurance USA Inc., Alterra Finance LLC, Alterra USA Holdings Limited, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, Administrative Agent, a Fronting Bank and Swingline Lender ("Wells Fargo Credit Agreement") (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

10.2
First Amendment to Credit Agreement dated as of November 13, 2015, to the Wells Fargo Credit Agreement (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2015)

10.3
Form of Amended and Restated Employment Agreement with Alan I. Kirshner (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2008)*

10.4
Amended and Restated Employment Agreement with Steven A. Markel (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended September 30, 2015)*

10.5
Form of Amended and Restated Employment Agreement with Anthony F. Markel (incorporated by reference from Exhibit 10.4 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2008)*

10.6
Form of Executive Employment Agreement with Thomas S. Gayner, Richard R. Whitt, III, F. Michael Crowley, Britton L. Glisson, Anne G. Waleski and Bradley J. Kiscaden (incorporated by reference from Exhibit 10.5 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2008)*

10.7	Markel Corporation Executive Bonus Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 14, 2015)*

10.8
Markel Corporation Voluntary Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2015)*

10.9	Employee Stock Purchase and Bonus Plan (incorporated by reference from Exhibit 10.9 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2008)*

10.10	2016 Employee Stock Purchase and Bonus Plan (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 8-K filed with the Commission May 19, 2016)*

10.11	Markel Corporation Omnibus Incentive Plan (incorporated by reference from Appendix B in the Registrant's Proxy Statement and Definitive 14A filed with the Commission April 2, 2003)*

10.12
Form of Restricted Stock Unit Award Agreement for Executive Officers (revised 2010) (incorporated by reference from Exhibit 10.2 filed with the Commission in the Registrant's report on Form 10-Q for the quarter ended March 31, 2010)

10.13
Form of Amended and Restated May 2010 Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2010)*

10.14
May 2010 Restricted Stock Units Deferral Election Form (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2010)*

10.15	Markel Corporation 2012 Equity Incentive Compensation Plan (incorporated by reference from Appendix A in the Registrant's Proxy Statement and Definitive 14A filed with the Commission March 16, 2012)*

10.16
Form of Time Based Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.22 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2012)*

10.17
Form of Performance Based Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.23 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2012)*

10.18
Restricted Stock Units Deferral Election Form for the 2012 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.24 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2012)*

10.19
Form of Restricted Stock Unit Award Agreement for Executive Officers under the Markel Corporation 2012 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 17, 2013)*

10.20
Form of Performance Based Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (revised 2016) (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2016)*

10.21
Form of Time Based (Cliff Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (revised 2016) (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2016)*

10.22
Form of Time Based (Graded Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2012 Equity Incentive Compensation Plan (revised 2016) (incorporated by reference from Exhibit 10.3 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2016)*

10.23	2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 19, 2016)*

10.24
Form of Performance Based Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.3 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2016)*

10.25
Form of Time Based (Cliff Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.4 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2016)*

10.26
Form of Time Based (Graded Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.5 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2016)*

10.27
Form of Restricted Stock Award Agreement for Outside Directors for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.6 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2016)*

10.28	Aspen Holdings, Inc. Amended and Restated 2008 Stock Option Plan (incorporated by reference from Exhibit 99.1 in the Registrant's Registration Statement on Form S-8 (Reg. No. 333-170047))*

10.29	Alterra Capital Holdings Limited 2008 Stock Incentive Plan (incorporated by reference from Exhibit 99.1 in the Registrant's Registration Statement on Form S-8 (Reg. No. 333-188294))*

10.30	Alterra Capital Holdings Limited 2006 Equity Incentive Plan (incorporated by reference from Exhibit 99.2 in the Registrant's Registration Statement on Form S-8 (Reg. No. 333-188294))*

10.31	Alterra Capital Holdings Limited 2000 Stock Incentive Plan (incorporated by reference from Exhibit 99.3 in the Registrant's Registration Statement on Form S-8 (Reg. No. 333-188294))*

21	Certain Subsidiaries of Markel Corporation**

23	Consent of KPMG LLP**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

*    Indicates management contract or compensatory plan or arrangement
**    Filed with this report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

/s/ Alan I. Kirshner	/s/ Anne G. Waleski
Alan I. Kirshner	Anne G. Waleski
Executive Chairman	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 24, 2017	February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan I. Kirshner	Executive Chairman, Chairman of the Board	February 24, 2017
Alan I. Kirshner	(Principal Executive Officer)

/s/ Anthony F. Markel	Director, Vice Chairman	February 24, 2017
Anthony F. Markel

/s/ Steven A. Markel	Director, Vice Chairman	February 24, 2017
Steven A. Markel

/s/ Anne G. Waleski	Executive Vice President and Chief Financial Officer	February 24, 2017
Anne G. Waleski	(Principal Financial Officer)

/s/ Nora N. Crouch	Chief Accounting Officer	February 24, 2017
Nora N. Crouch	(Principal Accounting Officer)

/s/ J. Alfred Broaddus, Jr.	Director	February 24, 2017
J. Alfred Broaddus, Jr.

/s/ K. Bruce Connell	Director	February 24, 2017
K. Bruce Connell

/s/ Douglas C. Eby	Director	February 24, 2017
Douglas C. Eby

/s/ Thomas S. Gayner	Director	February 24, 2017
Thomas S. Gayner

/s/ Stewart M. Kasen	Director	February 24, 2017
Stewart M. Kasen

/s/ Lemuel E. Lewis	Director	February 24, 2017
Lemuel E. Lewis

/s/ Darrell D. Martin	Director	February 24, 2017
Darrell D. Martin

/s/ Michael O'Reilly	Director	February 24, 2017
Michael O'Reilly

/s/ Michael J. Schewel	Director	February 24, 2017
Michael J. Schewel

/s/ Jay M. Weinberg	Director	February 24, 2017
Jay M. Weinberg

/s/ Richard R. Whitt, III	Director	February 24, 2017
Richard R. Whitt, III

/s/ Debora J. Wilson	Director	February 24, 2017
Debora J. Wilson