Form 10-Q
period 2017-03-31
MARKEL CORP
filed 2017-04-26
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 19, 2017: 13,943,520

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,702,096 in 2017 and $9,591,734 in 2016)	$10,006,519	$9,891,510
Equity securities (cost of $2,555,488 in 2017 and $2,481,448 in 2016)	5,038,933	4,745,841
Short-term investments (estimated fair value approximates cost)	2,178,035	2,336,151
Total Investments	17,223,487	16,973,502
Cash and cash equivalents	1,852,735	1,738,747
Restricted cash and cash equivalents	261,956	346,417
Receivables	1,429,602	1,241,649
Reinsurance recoverable on unpaid losses	1,949,278	2,006,945
Reinsurance recoverable on paid losses	60,479	64,892
Deferred policy acquisition costs	470,788	392,410
Prepaid reinsurance premiums	332,385	299,923
Goodwill	1,142,535	1,142,248
Intangible assets	711,999	722,542
Other assets	965,435	946,024
Total Assets	$26,400,679	$25,875,299
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,139,678	$10,115,662
Life and annuity benefits	1,038,325	1,049,654
Unearned premiums	2,576,636	2,263,838
Payables to insurance and reinsurance companies	242,333	231,327
Senior long-term debt and other debt (estimated fair value of $2,755,000 in 2017 and $2,721,000 in 2016)	2,581,605	2,574,529
Other liabilities	1,082,917	1,099,200
Total Liabilities	17,661,494	17,334,210
Redeemable noncontrolling interests	87,935	73,678
Commitments and contingencies
Shareholders' equity:
Common stock	3,376,037	3,368,666
Retained earnings	3,557,927	3,526,395
Accumulated other comprehensive income	1,719,236	1,565,866
Total Shareholders' Equity	8,653,200	8,460,927
Noncontrolling interests	(1,950)	6,484
Total Equity	8,651,250	8,467,411
Total Liabilities and Equity	$26,400,679	$25,875,299
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$982,602	$957,686
Net investment income	100,368	91,294
Net realized investment gains:
Other-than-temporary impairment losses	(3,213)	(8,405)
Net realized investment gains, excluding other-than-temporary impairment losses	24,078	29,584
Net realized investment gains	20,865	21,179
Other revenues	307,916	306,023
Total Operating Revenues	1,411,751	1,376,182
OPERATING EXPENSES
Losses and loss adjustment expenses	611,719	473,964
Underwriting, acquisition and insurance expenses	373,231	364,688
Amortization of intangible assets	16,770	17,260
Other expenses	282,585	275,093
Total Operating Expenses	1,284,305	1,131,005
Operating Income	127,446	245,177
Interest expense	33,402	30,841
Income Before Income Taxes	94,044	214,336
Income tax expense	23,004	50,690
Net Income	71,040	163,646
Net income attributable to noncontrolling interests	1,171	3,276
Net Income to Shareholders	$69,869	$160,370

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$160,280	$238,890
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	—	(67)
Reclassification adjustments for net gains included in net income	(9,169)	(12,983)
Change in net unrealized gains on investments, net of taxes	151,111	225,840
Change in foreign currency translation adjustments, net of taxes	1,545	10,329
Change in net actuarial pension loss, net of taxes	716	463
Total Other Comprehensive Income	153,372	236,632
Comprehensive Income	224,412	400,278
Comprehensive income attributable to noncontrolling interests	1,173	3,284
Comprehensive Income to Shareholders	$223,239	$396,994

NET INCOME PER SHARE
Basic	$3.91	$11.21
Diluted	$3.90	$11.15

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2015	13,959	$3,342,357	$3,137,285	$1,354,508	$7,834,150	$6,459	$7,840,609	$62,958
Net income			160,370	—	160,370	1,033	161,403	2,243
Other comprehensive income			—	236,624	236,624	—	236,624	8
Comprehensive Income					396,994	1,033	398,027	2,251
Issuance of common stock	10	3,033	—	—	3,033	—	3,033	—
Repurchase of common stock	(1)	—	(720)	—	(720)	—	(720)	—
Restricted stock units expensed	—	7,956	—	—	7,956	—	7,956	—
Adjustment of redeemable noncontrolling interests	—	—	(3,452)	—	(3,452)	—	(3,452)	3,452
Other	—	1,271	(116)	—	1,155	(45)	1,110	(993)
March 31, 2016	13,968	$3,354,617	$3,293,367	$1,591,132	$8,239,116	$7,447	$8,246,563	$67,668

December 31, 2016	13,955	$3,368,666	$3,526,395	$1,565,866	$8,460,927	$6,484	$8,467,411	$73,678
Net income (loss)			69,869	—	69,869	(284)	69,585	1,455
Other comprehensive income			—	153,370	153,370	—	153,370	2
Comprehensive Income (Loss)					223,239	(284)	222,955	1,457
Issuance of common stock	19	359	—	—	359	—	359	—
Repurchase of common stock	(24)	—	(23,512)	—	(23,512)	—	(23,512)	—
Restricted stock units expensed	—	7,890	—	—	7,890	—	7,890	—
Adjustment of redeemable noncontrolling interests	—	—	(15,143)	—	(15,143)	—	(15,143)	15,143
Purchase of noncontrolling interest	—	(861)	—	—	(861)	(8,109)	(8,970)	—
Other	—	(17)	318	—	301	(41)	260	(2,343)
March 31, 2017	13,950	$3,376,037	$3,557,927	$1,719,236	$8,653,200	$(1,950)	$8,651,250	$87,935

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$71,040	$163,646
Adjustments to reconcile net income to net cash provided (used) by operating activities	(59,094)	(268,215)
Net Cash Provided (Used) By Operating Activities	11,946	(104,569)
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	89,287	100,668
Proceeds from maturities, calls and prepayments of fixed maturities	401,875	216,455
Cost of fixed maturities and equity securities purchased	(592,707)	(862,646)
Net change in short-term investments	162,324	322,887
Proceeds from sales of equity method investments	2,407	5,480
Additions to property and equipment	(15,864)	(14,900)
Acquisitions, net of cash acquired	(3,810)	(4,600)
Other	(5,855)	(193)
Net Cash Provided (Used) By Investing Activities	37,657	(236,849)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	19,302	16,323
Repayment of senior long-term debt and other debt	(9,917)	(16,305)
Repurchases of common stock	(23,512)	(720)
Issuance of common stock	359	3,033
Purchase of noncontrolling interests	(8,970)	—
Distributions to noncontrolling interests	(2,341)	(1,038)
Other	(1,463)	(10,095)
Net Cash Used By Financing Activities	(26,542)	(8,802)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	6,466	18,711
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	29,527	(331,509)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,085,164	3,070,141
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$2,114,691	$2,738,632

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

The consolidated balance sheet as of March 31, 2017 and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2016 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. Readers are urged to review the Company's 2016 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies.

2. Recent Accounting Pronouncements

Effective for the year ended December 31, 2016, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts, which requires significant new disclosures for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts on both an annual and interim basis. Interim period disclosures required by ASU No. 2015-09 include a tabular rollforward and related qualitative information for the liability for unpaid losses and loss adjustment expenses. The interim disclosures are required beginning in the first quarter of 2017 and have been included in note 7.

Effective January 1, 2017, the Company adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value and eliminates the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The provisions of ASU No. 2015-11 were adopted on a prospective basis and adoption of this ASU did not have an impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2017, the Company adopted ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement for an investor to retrospectively apply the equity method when its increase in ownership interest or degree of influence in an investee triggers equity method accounting. The provisions of ASU No. 2016-07 were adopted on a prospective basis and did not have an impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2017, the Company early adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Some of the topics covered by the ASU include the classification of debt prepayment and extinguishment costs, contingent consideration payments made after a business combination and distributions from equity method investees. Upon adoption of this ASU, the Company made an accounting policy election to use the cumulative earnings approach for presenting distributions received from equity method investees, which is consistent with its existing approach. Under this approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and presented in operating activities and those in excess of that amount will be treated as returns of investment and presented in financing activities. The provisions of ASU No. 2016-15 were adopted on a retrospective basis and did not impact the Company's financial position, results of operations or cash flows.

Effective January 1, 2017, the Company adopted ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which requires a single decision maker evaluating whether it is the primary beneficiary of a VIE to consider its indirect interests held by related parties that are under common control on a proportionate basis. Under the guidance the FASB issued in ASU No. 2015-02, the decision maker was required to consider those interests in their entirety. ASU No. 2016-17 was required to be applied retrospectively to 2016, the fiscal year in which the amendments in ASU No. 2015-02 initially were applied. Adoption of this guidance did not result in any changes to our previous consolidation conclusions.

Effective January 1, 2017, the Company early adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company previously presented changes in restricted cash and restricted cash equivalents on the statements of cash flows as an investing activity. The Company generally describes amounts held in trust or on deposit to support underwriting activities as well as amounts pledged as security for letters of credit as restricted cash or restricted cash equivalents. The provisions of ASU No. 2016-18 were adopted on a retrospective basis and did not impact the Company's financial position, results of operations or total comprehensive income. Upon adoption of this ASU, investing cash outflows of $7.1 million attributed to the change in restricted cash for the three months ended March 31, 2016 were reclassified out of investing activities. The Company's statements of cash flows now include restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period total amounts for cash, cash equivalents and restricted cash and restricted cash equivalents.

Effective January 1, 2017, the Company early adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance provides a screen to determine when a set of assets and activities is not a business. The provisions of ASU No. 2017-01 were adopted on a prospective basis and did not have an impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2017, the Company early adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test, which is performed by estimating the fair value of individual assets and liabilities of the reporting unit to calculate the implied fair value of goodwill. Instead, an entity will record a goodwill impairment charge based on the excess of a reporting unit's carrying value over its estimated fair value, not to exceed the carrying amount of goodwill. The provisions of ASU No. 2017-04 were adopted on a prospective basis and did not have an impact on the Company's financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income. ASU No. 2016-01 becomes effective for the Company during the first quarter of 2018 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. The Company is currently evaluating ASU No. 2016-01 to determine the impact that adopting this standard will have on the consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but will have a material impact on the Company's results of operations as changes in fair value of equity instruments will be presented in net income rather than other comprehensive income. As of March 31, 2017, accumulated other comprehensive income included $1.7 billion of net unrealized gains on equity securities, net of taxes. See note 4(e) for details regarding the change in net unrealized gains on equity securities included in other comprehensive income (loss) for the three months ended March 31, 2017 and 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to record most leases on their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related leasing expense within net income. The guidance also eliminates real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU No. 2016-02 becomes effective for the Company during the first quarter of 2019 and will be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company's future minimum lease payments, which represent minimum annual rental commitments excluding taxes, insurance and other operating costs for noncancelable operating leases, and will be subject to this new guidance, totaled $234.3 million at December 31, 2016. The calculation of the lease liability and right-of-use asset requires further analysis of the underlying leases to determine which portions of the underlying lease payments are required to be included in the calculation. The Company is currently evaluating ASU No. 2016-02 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. For available-for-sale debt securities, which are measured at fair value, the ASU requires entities to record impairments as an allowance, rather than a reduction of the amortized cost, as is currently required under the other-than-temporary impairment model. ASU No. 2016-13 becomes effective for the Company during the first quarter of 2020 and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating ASU No. 2016-13 to determine the potential impact that adopting this standard will have on the consolidated financial statements. Application of the new expected loss model for measuring impairment losses will not impact the Company's investment portfolio, all of which is considered available-for sale, but will impact the Company's other financial assets, including its reinsurance recoverables. Upon adoption of this ASU, any impairment losses on the Company's available-for-sale debt securities will be recorded as an allowance, subject to reversal, rather than as a reduction in amortized cost.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory, which will require companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. Intercompany transfers of assets across tax jurisdictions may have cash tax consequences and may be taxable events as prescribed by the applicable tax jurisdiction. Currently, companies are prohibited from recognizing those tax effects until the asset has been sold to an outside party. The income tax effects of intercompany inventory transactions will continue to be deferred. ASU No. 2016-16 becomes effective for the Company during the first quarter of 2018 and will be applied using a modified retrospective transition approach. Early adoption is permitted. Adoption of this ASU will not impact the Company's cash flows and is not expected to have a material impact on the Company's financial position or results of operations.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension and postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will be required to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period and the other components of the net periodic benefit cost will be presented separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. ASU No. 2017-07 becomes effective for the Company during the first quarter of 2018 and will be applied retrospectively. Early adoption is permitted. The Company maintains one defined benefit pension plan that has been closed to new participants since 2001 and for which employees are no longer accruing benefits for future service. Net periodic benefit income was $1.1 million, $2.2 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is not material to the Company. As a result, adoption of this standard is not expected to impact the Company's financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which will shorten the amortization period for the premium on callable debt securities from the contractual life to the earliest call date. ASU No. 2017-08 becomes effective for the Company during the first quarter of 2019 and is required to be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. Existing guidance in Accounting Standards Codification (ASC) 310 allows entities that have a large group of similar loans to consider estimates of future prepayments when determining the amortization period for purposes of calculating interest and amortization expense. The Company currently follows this existing guidance, which is not impacted by ASU No. 2017-08. Therefore, adoption of this ASU will not impact the Company's financial position, results of operation or cash flows.

3. Acquisitions

On February 1, 2017, the Company entered into a definitive merger agreement to acquire SureTec Financial Corp. (SureTec) for approximately $250 million, a portion of which is contingent on post-acquisition earnings of SureTec. SureTec is a Texas-based privately held surety company primarily offering contract, commercial and court bonds. The transaction is subject to customary closing conditions. Required insurance regulatory approvals have been obtained and the transaction is expected to close early in the second quarter of 2017. Upon completion of the acquisition, SureTec's operating results will be included in the Company's U.S. Insurance segment.

4. Investments

a)The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies.

	March 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury	$242,552	$90	$(867)	$—	$241,775
U.S. government-sponsored enterprises	395,726	9,477	(3,203)	—	402,000
Obligations of states, municipalities and political subdivisions	4,496,459	159,684	(40,078)	—	4,616,065
Foreign governments	1,264,563	145,540	(2,046)	—	1,408,057
Commercial mortgage-backed	1,145,469	3,803	(19,624)	—	1,129,648
Residential mortgage-backed	797,442	16,602	(4,618)	—	809,426
Asset-backed	26,731	1	(101)	—	26,631
Corporate	1,333,154	47,713	(7,950)	—	1,372,917
Total fixed maturity securities	9,702,096	382,910	(78,487)	—	10,006,519
Equity securities:
Insurance, banks and other financial institutions	848,977	906,464	(831)	—	1,754,610
Industrial, consumer and all other	1,706,511	1,581,603	(3,791)	—	3,284,323
Total equity securities	2,555,488	2,488,067	(4,622)	—	5,038,933
Short-term investments	2,178,111	47	(123)	—	2,178,035
Investments, available-for-sale	$14,435,695	$2,871,024	$(83,232)	$—	$17,223,487

	December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury	$259,379	$99	$(894)	$—	$258,584
U.S. government-sponsored enterprises	418,457	9,083	(4,328)	—	423,212
Obligations of states, municipalities and political subdivisions	4,324,332	145,678	(41,805)	—	4,428,205
Foreign governments	1,306,324	159,291	(2,153)	—	1,463,462
Commercial mortgage-backed	1,055,947	3,953	(19,544)	—	1,040,356
Residential mortgage-backed	779,503	18,749	(5,048)	(2,258)	790,946
Asset-backed	27,494	2	(158)	—	27,338
Corporate	1,420,298	49,146	(9,364)	(673)	1,459,407
Total fixed maturity securities	9,591,734	386,001	(83,294)	(2,931)	9,891,510
Equity securities:
Insurance, banks and other financial institutions	846,343	857,063	(5,596)	—	1,697,810
Industrial, consumer and all other	1,635,105	1,421,080	(8,154)	—	3,048,031
Total equity securities	2,481,448	2,278,143	(13,750)	—	4,745,841
Short-term investments	2,336,100	57	(6)	—	2,336,151
Investments, available-for-sale	$14,409,282	$2,664,201	$(97,050)	$(2,931)	$16,973,502

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2017
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturity securities:
U.S. Treasury	$225,832	$(867)	$—	$—	$225,832	$(867)
U.S. government-sponsored enterprises	213,631	(3,200)	7,538	(3)	221,169	(3,203)
Obligations of states, municipalities and political subdivisions	1,034,288	(36,072)	31,808	(4,006)	1,066,096	(40,078)
Foreign governments	111,137	(2,043)	5,002	(3)	116,139	(2,046)
Commercial mortgage-backed	769,805	(19,302)	24,327	(322)	794,132	(19,624)
Residential mortgage-backed	181,127	(2,497)	77,314	(2,121)	258,441	(4,618)
Asset-backed	21,163	(62)	5,402	(39)	26,565	(101)
Corporate	459,805	(6,752)	86,784	(1,198)	546,589	(7,950)
Total fixed maturity securities	3,016,788	(70,795)	238,175	(7,692)	3,254,963	(78,487)
Equity securities:
Insurance, banks and other financial institutions	8,670	(110)	13,367	(721)	22,037	(831)
Industrial, consumer and all other	20,997	(1,583)	6,598	(2,208)	27,595	(3,791)
Total equity securities	29,667	(1,693)	19,965	(2,929)	49,632	(4,622)
Short-term investments	1,041,378	(123)	—	—	1,041,378	(123)
Total	$4,087,833	$(72,611)	$258,140	$(10,621)	$4,345,973	$(83,232)

At March 31, 2017, the Company held 618 securities with a total estimated fair value of $4.3 billion and gross unrealized losses of $83.2 million. Of these 618 securities, 96 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $258.1 million and gross unrealized losses of $10.6 million. Of these securities, 82 securities were fixed maturity securities and 14 were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturity securities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

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

c)The amortized cost and estimated fair value of fixed maturity securities at March 31, 2017 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$589,338	$591,779
Due after one year through five years	1,151,016	1,191,368
Due after five years through ten years	1,589,079	1,667,691
Due after ten years	4,403,021	4,589,976
	7,732,454	8,040,814
Commercial mortgage-backed	1,145,469	1,129,648
Residential mortgage-backed	797,442	809,426
Asset-backed	26,731	26,631
Total fixed maturity securities	$9,702,096	$10,006,519

d)The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Interest:
Municipal bonds (tax-exempt)	$22,372	$21,922
Municipal bonds (taxable)	17,505	15,888
Other taxable bonds	34,888	35,319
Short-term investments, including overnight deposits	4,949	2,291
Dividends on equity securities	20,606	17,652
Income (loss) from equity method investments	4,593	(253)
Other	(229)	2,484
	104,684	95,303
Investment expenses	(4,316)	(4,009)
Net investment income	$100,368	$91,294

e)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Realized gains:
Sales of fixed maturity securities	$244	$268
Sales of equity securities	15,239	27,728
Other	570	438
Total realized gains	16,053	28,434
Realized losses:
Sales of fixed maturity securities	(231)	(413)
Sales of equity securities	(431)	(718)
Other-than-temporary impairments	(3,213)	(8,405)
Other	(208)	(2,296)
Total realized losses	(4,083)	(11,832)
Gains on securities measured at fair value through net income	8,895	4,577
Net realized investment gains	$20,865	$21,179
Change in net unrealized gains on investments included in other comprehensive income:
Fixed maturity securities	$4,647	$239,956
Equity securities	219,052	96,958
Short-term investments	(127)	(67)
Net increase	$223,572	$336,847

For the three months ended March 31, 2017, other-than-temporary impairment losses recognized in net income and included in net realized investment gains totaled $3.2 million related to one equity security included in industrial, consumer, or other types of businesses. For the three months ended March 31, 2016, other-than-temporary impairment losses recognized in net income and included in net realized investment gains totaled $8.4 million and were attributable to 14 equity securities. The write downs in 2016 included $7.7 million related to equities in industrial, consumer, or other types of businesses.

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in insurance-linked securities funds (the ILS Funds), as further described in note 10, which are not traded on an active exchange and are valued using unobservable inputs.

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

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in the ILS Funds, these investments are classified as Level 3 within the fair value hierarchy. Changes in fair value of the ILS Funds are included in net realized gains in net income. The fair value of the securities are derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process, and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts in which the ILS Funds invest. Significant unobservable inputs used in the valuation of these investments include an adjustment to include the fair value of the equity that was issued by one of the ILS Funds in exchange for notes receivable, rather than cash, which is excluded from NAV. The Company's investments in the ILS Funds are redeemable annually as of January 1st of each calendar year.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturity securities:
U.S. Treasury	$—	$241,775	$—	$241,775
U.S. government-sponsored enterprises	—	402,000	—	402,000
Obligations of states, municipalities and political subdivisions	—	4,616,065	—	4,616,065
Foreign governments	—	1,408,057	—	1,408,057
Commercial mortgage-backed	—	1,129,648	—	1,129,648
Residential mortgage-backed	—	809,426	—	809,426
Asset-backed	—	26,631	—	26,631
Corporate	—	1,372,917	—	1,372,917
Total fixed maturity securities	—	10,006,519	—	10,006,519
Equity securities:
Insurance, banks and other financial institutions	1,576,567	—	178,043	1,754,610
Industrial, consumer and all other	3,284,323	—	—	3,284,323
Total equity securities	4,860,890	—	178,043	5,038,933
Short-term investments	2,094,369	83,666	—	2,178,035
Total investments available-for-sale	$6,955,259	$10,090,185	$178,043	$17,223,487

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturity securities:
U.S. Treasury	$—	$258,584	$—	$258,584
U.S. government-sponsored enterprises	—	423,212	—	423,212
Obligations of states, municipalities and political subdivisions	—	4,428,205	—	4,428,205
Foreign governments	—	1,463,462	—	1,463,462
Commercial mortgage-backed	—	1,040,356	—	1,040,356
Residential mortgage-backed	—	790,946	—	790,946
Asset-backed	—	27,338	—	27,338
Corporate	—	1,459,407	—	1,459,407
Total fixed maturity securities	—	9,891,510	—	9,891,510
Equity securities:
Insurance, banks and other financial institutions	1,506,607	—	191,203	1,697,810
Industrial, consumer and all other	3,048,031	—	—	3,048,031
Total equity securities	4,554,638	—	191,203	4,745,841
Short-term investments	2,255,898	80,253	—	2,336,151
Total investments available-for-sale	$6,810,536	$9,971,763	$191,203	$16,973,502

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Equity securities, beginning of period	$191,203	$—
Purchases	6,000	170,250
Sales	(25,371)	—
Total gains included in:
Net income	6,211	6,692
Other comprehensive income	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Equity securities, end of period	$178,043	$176,942
Net unrealized gains included in net income relating to assets held at March 31, 2017 and 2016 (1)	$6,211	$6,692
(1) Included in net realized investment gains in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2017 and 2016.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2017 and 2016.

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

The Company's non-insurance operations include the Company's Markel Ventures operations, which primarily consist of controlling interests in various industrial and service businesses. The Company's non-insurance operations also include the results of the Company's legal and professional consulting services and the results of the Company's investment management services attributable to Markel CATCo Investment Management Ltd. For purposes of segment reporting, the Company's non-insurance operations are not considered to be a reportable segment.

Segment profit for the Investing segment is measured by net investment income and net realized investment gains. Segment profit or loss for each of the Company's underwriting segments is measured by underwriting profit or loss. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company's underwriting performance. Segment profit or loss for the Company's underwriting segments also includes other revenues and other expenses, primarily related to the run-off of managing general agent operations that were discontinued in conjunction with acquisitions. Other revenues and other expenses in the Other Insurance (Discontinued Lines) segment are comprised of the results attributable to the run-off of life and annuity reinsurance business.

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

	Three Months Ended March 31, 2017
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$639,829	$273,168	$547,737	$17		$—	$1,460,751
Net written premiums	545,105	225,412	489,596	116		—	1,260,229

Earned premiums	549,336	207,513	225,637	116		—	982,602
Losses and loss adjustment expenses:
Current accident year	(346,306)	(146,430)	(145,610)	—		—	(638,346)
Prior accident years	42,620	50,266	(71,563)	5,304		—	26,627
Amortization of policy acquisition costs	(112,966)	(34,723)	(56,859)	—		—	(204,548)
Other operating expenses	(93,375)	(52,275)	(22,869)	(164)		—	(168,683)
Underwriting profit (loss)	39,309	24,351	(71,264)	5,256		—	(2,348)
Net investment income	—	—	—	—		100,368	100,368
Net realized investment gains	—	—	—	—		20,865	20,865
Other revenues (insurance)	663	3,995	416	436		—	5,510
Other expenses (insurance)	(758)	(2,346)	—	(7,064)		—	(10,168)
Segment profit (loss)	$39,214	$26,000	$(70,848)	$(1,372)		$121,233	$114,227
Other revenues (non-insurance)							302,406
Other expenses (non-insurance)							(272,417)
Amortization of intangible assets							(16,770)
Interest expense							(33,402)
Income before income taxes							$94,044
U.S. GAAP combined ratio (1)	93%	88%	132%	NM	(2)		100%

	Three Months Ended March 31, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$647,790	$291,404	$453,486	$(17)		$—	$1,392,663
Net written premiums	552,745	226,399	402,726	90		—	1,181,960

Earned premiums	532,468	215,345	209,619	254		—	957,686
Losses and loss adjustment expenses:
Current accident year	(316,333)	(145,476)	(130,476)	—		—	(592,285)
Prior accident years	38,654	29,652	36,361	13,654		—	118,321
Amortization of policy acquisition costs	(108,004)	(34,272)	(47,693)	—		—	(189,969)
Other operating expenses	(89,459)	(54,334)	(30,812)	(114)		—	(174,719)
Underwriting profit	57,326	10,915	36,999	13,794		—	119,034
Net investment income	—	—	—	—		91,294	91,294
Net realized investment gains	—	—	—	—		21,179	21,179
Other revenues (insurance)	1,419	4,121	—	495		—	6,035
Other expenses (insurance)	(724)	(1,554)	—	(8,001)		—	(10,279)
Segment profit	$58,021	$13,482	$36,999	$6,288		$112,473	$227,263
Other revenues (non-insurance)							299,988
Other expenses (non-insurance)							(264,814)
Amortization of intangible assets							(17,260)
Interest expense							(30,841)
Income before income taxes							$214,336
U.S. GAAP combined ratio (1)	89%	95%	82%	NM	(2)		88%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2017	December 31, 2016
Segment assets:
Investing	$19,299,203	$19,029,584
Underwriting	5,641,242	5,397,696
Total segment assets	24,940,445	24,427,280
Non-insurance operations	1,460,234	1,448,019
Total assets	$26,400,679	$25,875,299

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net reserves for losses and loss adjustment expenses, beginning of year	$8,108,717	$8,235,288
Foreign currency movements	10,364	19,814
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	8,119,081	8,255,102
Incurred losses and loss adjustment expenses:
Current year	638,346	592,285
Prior years	(22,739)	(106,595)
Total incurred losses and loss adjustment expenses	615,607	485,690
Payments:
Current year	57,514	36,990
Prior years	486,163	493,554
Total payments	543,677	530,544
Effect of foreign currency rate changes	(611)	957
Net reserves for losses and loss adjustment expenses, end of period	8,190,400	8,211,205
Reinsurance recoverable on unpaid losses	1,949,278	2,046,301
Gross reserves for losses and loss adjustment expenses, end of period	$10,139,678	$10,257,506

In March 2015, the Company completed a retroactive reinsurance transaction to cede to a third party a portfolio of policies primarily comprised of liabilities arising from asbestos and environmental exposures that originated before 1992. Effective March 31, 2017, the related reserves, which totaled $69.1 million, were formally transferred to the third party by way of a Part VII transfer pursuant to the Financial Services and Markets Act 2000 of the United Kingdom. The Part VII transfer eliminates the uncertainty regarding the potential for adverse development of estimated ultimate liabilities on the underlying policies. Upon completion of the transfer in the first quarter of 2017, the Company recognized a previously deferred gain of $3.9 million, which is included in losses and loss adjustment expenses on the consolidated statement of income and comprehensive income for the three months ended March 31, 2017. This amount is excluded from the prior years' incurred losses and loss adjustment expenses for the three months ended March 31, 2017 in the above table as the deferred gain was included in other liabilities on the consolidated balance sheet as of December 31, 2016, rather than unpaid losses and loss adjustment expenses.

For the three months ended March 31, 2016, incurred losses and loss adjustment expenses in the above table exclude $11.7 million of favorable development on prior years loss reserves included in losses and loss adjustment expenses on the consolidated statement of income and comprehensive income related to the commutation of a property and casualty deposit contract, for which the underlying deposit liability was included in other liabilities on the consolidated balance sheet as of December 31, 2015, rather than unpaid losses and loss adjustment expenses.

For the three months ended March 31, 2017, incurred losses and loss adjustment expenses included $22.7 million of favorable development on prior years' loss reserves. Redundancies of $107.7 million were due in part to $73.0 million of loss reserve redundancies on the Company's general liability and worker's compensation product lines within the U.S. Insurance segment, general liability and marine and energy product lines within the International Insurance segment, and property product lines within the Reinsurance segment. Redundancies for the three months ended March 31, 2017 were largely offset by $85.0 million of adverse development resulting from a decrease in the discount rate, known as the Ogden Rate, used to calculate lump sum awards in United Kingdom (U.K.) bodily injury cases. Effective March 20, 2017, the Ogden Rate decreased from plus 2.5% to minus 0.75%, which represents the first rate change since 2001. The effect of the rate change is most impactful to the Company's U.K. auto casualty exposures through reinsurance contracts written in the Reinsurance segment. In late 2014, the Company ceased writing auto reinsurance in the U.K. The reduction in the Ogden Rate increased the expected claims payments on these exposures, and management increased loss reserves accordingly. The Company's estimate of the ultimate cost of settling these claims is based on many factors, and is subject to increase or decrease as the effect of changes in these factors becomes known over time.

For the three months ended March 31, 2016, incurred losses and loss adjustment expenses included $106.6 million of favorable development on prior years' loss reserves, which was due in part to $74.9 million of loss reserve redundancies on the Company's general liability product lines within the U.S. Insurance segment, professional liability and marine and energy product lines within the International Insurance segment, and property, marine and energy and professional liability product lines within the Reinsurance segment. Redundancies for the three months ended March 31, 2016 were partially offset by $21.8 million of adverse development on our specified medical and medical malpractice product lines within the U.S. Insurance segment.

8. Other Revenues and Other Expenses

The following table summarizes the components of other revenues and other expenses.

	Three Months Ended March 31,
	2017		2016
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$4,658	$1,853	$5,540	$2,278
Life and annuity	436	7,064	495	8,001
Other	416	1,251	—	—
	5,510	10,168	6,035	10,279
Non-Insurance:
Markel Ventures: Manufacturing	177,135	153,653	192,691	160,366
Markel Ventures: Non-Manufacturing	109,800	97,611	93,828	88,433
Investment management	9,359	14,935	7,173	9,930
Other	6,112	6,218	6,296	6,085
	302,406	272,417	299,988	264,814
Total	$307,916	$282,585	$306,023	$275,093

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

9. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2017		2016
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$849,484	$862,986	$879,088	$867,444
Assumed	611,267	307,569	513,575	290,063
Ceded	(200,522)	(187,953)	(210,703)	(199,821)
Net premiums	$1,260,229	$982,602	$1,181,960	$957,686

The percentage of ceded earned premiums to gross earned premiums was 16% and 17% for the three months ended March 31, 2017 and 2016. The percentage of assumed earned premiums to net earned premiums was 31% and 30%, respectively, for the three months ended March 31, 2017 and 2016.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $99.6 million and $130.6 million, respectively, for the three months ended March 31, 2017 and 2016.

10. Variable Interest Entities

Markel CATCo Investment Management Ltd. (MCIM), a wholly-owned consolidated subsidiary of the Company, is an insurance-linked securities investment fund manager and insurance manager headquartered in Bermuda. Results attributable to MCIM are included with the Company's non-insurance operations, which are not included in a reportable segment.

MCIM manages a mutual fund company and reinsurance company, both of which were organized under Bermuda law. The mutual fund company issues multiple classes of nonvoting, redeemable preference shares to investors through its funds (the Funds) and the Funds are primarily invested in nonvoting shares of the reinsurance company. The underwriting results of the reinsurance company are attributed to the Funds through the issuance of nonvoting preference shares.

The Funds and the reinsurance company are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Funds or the reinsurance company, as the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. Investment management fees earned by the Company from unconsolidated Funds for the three months ended March 31, 2017 and 2016 were $9.4 million and $7.2 million, respectively. The Company is the sole investor in one of the Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary.

As of March 31, 2017, total assets of the Markel Diversified Fund were $181.2 million and total liabilities were $63.7 million. As of December 31, 2016, total assets of the Markel Diversified Fund were $166.8 million and total liabilities were $64.6 million. The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Total assets of the Markel Diversified Fund include an investment in one of the unconsolidated Funds totaling $177.4 million as of March 31, 2017 and $165.1 million as of December 31, 2016, which represents 6% of the outstanding preference shares of that fund in both periods. This investment is included in equity securities (available-for-sale) on the Company's consolidated balance sheets. Total liabilities of the Markel Diversified Fund for both periods includes a $62.5 million note payable, delivered as part of the consideration provided for its investment. This note payable is included in senior long-term debt and other debt on the Company's consolidated balance sheets. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company's general credit.

The Company's exposure to risk from the unconsolidated Funds and reinsurance company is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of March 31, 2017, total investment and insurance assets under management of MCIM for unconsolidated VIEs were $4.1 billion.

11. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Net income to shareholders	$69,869	$160,370
Adjustment of redeemable noncontrolling interests	(15,143)	(3,452)
Adjusted net income to shareholders	$54,726	$156,918

Basic common shares outstanding	13,998	13,994
Dilutive potential common shares from conversion of options	2	5
Dilutive potential common shares from conversion of restricted stock	46	75
Diluted shares outstanding	14,046	14,074
Basic net income per share	$3.91	$11.21
Diluted net income per share	$3.90	$11.15

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the three months ended March 31, 2017 and 2016.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2015	$1,472,762	$(72,696)	$(45,558)	$1,354,508
Other comprehensive income before reclassifications	238,823	10,321	—	249,144
Amounts reclassified from accumulated other comprehensive income	(12,983)	—	463	(12,520)
Total other comprehensive income	225,840	10,321	463	236,624
March 31, 2016	$1,698,602	$(62,375)	$(45,095)	$1,591,132

December 31, 2016	$1,714,930	$(84,406)	$(64,658)	$1,565,866
Other comprehensive income before reclassifications	160,280	1,543	—	161,823
Amounts reclassified from accumulated other comprehensive income	(9,169)	—	716	(8,453)
Total other comprehensive income	151,111	1,543	716	153,370
March 31, 2017	$1,866,041	$(82,863)	$(63,942)	$1,719,236

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Change in net unrealized gains on investments:
Net holding gains arising during the period	$74,993	$116,499
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	—	(15)
Reclassification adjustments for net gains included in net income	(2,532)	(5,477)
Change in net unrealized gains on investments	72,461	111,007
Change in foreign currency translation adjustments	(37)	(77)
Change in net actuarial pension loss	179	102
Total	$72,603	$111,032

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(3,213)	$(8,405)
Net realized investment gains, excluding other-than-temporary impairment losses	14,914	26,865
Total before taxes	11,701	18,460
Income taxes	(2,532)	(5,477)
Reclassification of unrealized holding gains, net of taxes	$9,169	$12,983

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(895)	$(565)
Income taxes	179	102
Reclassification of net actuarial pension loss, net of taxes	$(716)	$(463)

13. Contingencies

In October 2010, the Company completed its acquisition of Aspen Holdings, Inc. (Aspen). As part of the consideration for that acquisition, Aspen shareholders received contingent value rights (CVRs), which are currently expected to result in the payment of additional cash consideration to CVR holders. Absent the litigation described below, the final amount to be paid to CVR holders would be determined after December 31, 2017, the CVR maturity date, based on, among other things, adjustments for the development of pre-acquisition loss reserves and loss sensitive profit commissions.
The CVR holder representative, Thomas Yeransian, has disputed the Company's estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that the Company is in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest (approximately $10.1 million through March 31, 2017) and default interest (up to an additional $8.9 million through March 31, 2017, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.
At the initial hearing held February 21, 2017, the judge stayed the proceedings and ordered the parties to discuss resolving the dispute pursuant to the independent CVR valuation procedure under the CVR agreement. The parties met on April 5, 2017, but were unsuccessful in reaching agreement on a process for resolving the dispute.

Management believes the holder representative’s suit to be without merit and will vigorously defend against it. Further, management believes that any material loss resulting from the holder representative’s suit to be remote and that the contractual contingent consideration payments related to the CVRs will not have a material impact on the Company's liquidity.
In addition, contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

14. Subsequent Events

On April 12, 2017, the Company repaid its 7.20% unsecured senior notes ($90.6 million principal outstanding at March 31, 2017 and December 31, 2016).

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
For purposes of segment reporting, the Other Insurance (Discontinued Lines) segment includes lines of business that have been discontinued prior to, or in conjunction with, acquisitions. The lines were discontinued because we believed some aspect of the product, such as risk profile or competitive environment, would not allow us to earn consistent underwriting profits. The Other Insurance (Discontinued Lines) segment also includes development on asbestos and environmental loss reserves and the results attributable to the run-off of our life and annuity reinsurance business.

In February 2017, we entered into a definitive merger agreement to acquire SureTec Financial Corp. (SureTec) for approximately $250 million, a portion of which is contingent on post-acquisition earnings of SureTec. SureTec is a Texas-based privately held surety company primarily offering contract, commercial and court bonds. The transaction is subject to customary closing conditions. Required insurance regulatory approvals have been obtained and the transaction is expected to close early in the second quarter of 2017. Upon completion of the acquisition, SureTec's operating results will be included in the Company's U.S. Insurance segment.

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

Readers are urged to review our 2016 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

See note 2 of the notes to consolidated financial statements for discussion of these ASUs and the expected effects on our consolidated financial position, results of operations and cash flows.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
U.S. Insurance segment underwriting profit	$39,309	$57,326
International Insurance segment underwriting profit	24,351	10,915
Reinsurance segment underwriting profit (loss)	(71,264)	36,999
Other Insurance (Discontinued Lines) segment underwriting profit	5,256	13,794
Net investment income	100,368	91,294
Net realized investment gains	20,865	21,179
Other revenues	307,916	306,023
Other expenses	(282,585)	(275,093)
Amortization of intangible assets	(16,770)	(17,260)
Interest expense	(33,402)	(30,841)
Income tax expense	(23,004)	(50,690)
Net income attributable to noncontrolling interests	(1,171)	(3,276)
Net income to shareholders	$69,869	$160,370

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

Consolidated
The following table presents selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2017		2016
Gross premium volume	$1,460,751		$1,392,663
Net written premiums	1,260,229		1,181,960
Net retention	86%		85%
Earned premiums	982,602		957,686
Losses and loss adjustment expenses	611,719		473,964
Underwriting, acquisition and insurance expenses	373,231		364,688
Underwriting profit (loss)	(2,348)		119,034

U.S. GAAP Combined Ratios
U.S. Insurance	93%		89%
International Insurance	88%		95%
Reinsurance	132%		82%
Other Insurance (Discontinued Lines)	NM	(1)	NM	(1)
Markel Corporation (Consolidated)	100%		88%

(1)	NM – Ratio is not meaningful.

Our combined ratio was 100% for the quarter ended March 31, 2017 compared to 88% for the same period of 2016.

The increase in the consolidated combined ratio for the quarter ended March 31, 2017 was driven by less favorable development on prior years' loss reserves and a higher current accident year loss ratio compared to the same period of 2016. The consolidated combined ratio for the quarter ended March 31, 2017 included $85.0 million, or nine points on the consolidated combined ratio, of adverse development on prior years' loss reserves resulting from a decrease in the discount rate, known as the Ogden Rate, used to calculate lump sum awards in United Kingdom (U.K.) bodily injury cases. Effective March 20, 2017, the Ogden Rate decreased from plus 2.5% to minus 0.75%, which represents the first rate change since 2001. The effect of the rate change is most impactful to our U.K. auto casualty exposures through reinsurance contracts written in our Reinsurance segment. We ceased writing new U.K. auto business in late 2014. The reduction in the Ogden Rate increased the expected claims payments on these exposures, and management increased loss reserves accordingly. Our estimate of the ultimate cost of settling these claims is based on many factors, and is subject to increase or decrease as the effect of changes in these factors becomes known over time.

The current accident year loss ratio for the quarter ended March 31, 2017 increased compared to the same period of 2016 due to higher loss ratios across all of our segments.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 93% for the quarter ended March 31, 2017 compared to 89% for the same period of 2016.

For the quarter ended March 31, 2017, the increase in the combined ratio was driven primarily by a higher current accident year loss ratio.

•	The increase in the current accident year loss ratio for the quarter ended March 31, 2017 was driven primarily by higher attritional losses in 2017 compared to 2016 across most of our product lines.

•
The U.S. Insurance segment's combined ratio for the quarter ended March 31, 2017 included $42.6 million of favorable development on prior years' loss reserves compared to $38.7 million for the same period in 2016. In 2017, the favorable development on prior years' loss reserves was most significant on our general liability product lines, primarily on the 2013 through 2015 accident years, and our workers compensation product lines, primarily on the 2014 through 2016 accident years. The favorable development in 2016 was most significant on our general liability product lines.

International Insurance Segment

The combined ratio for the International Insurance segment was 88% for the quarter ended March 31, 2017 compared to 95% for the same period of 2016.

For the quarter ended March 31, 2017, the decrease in the combined ratio was driven by more favorable development of prior accident years' loss reserves, partially offset by a higher current accident year loss ratio.

•
The increase in the current accident year loss ratio for the quarter ended March 31, 2017 was driven by lower premiums in our property and marine and energy product lines, due to declining premium rates in recent periods, and higher attritional losses, primarily in our marine and energy product lines, in 2017 compared to 2016.

•
The International Insurance segment's combined ratio for the quarter ended March 31, 2017 included $50.3 million of favorable development on prior years' loss reserves compared to $29.7 million in 2016. The increase in reserve redundancies on prior years' loss reserves was driven by favorable development on our general liability product lines in the first quarter of 2017 compared to unfavorable development in the same period of 2016. For the quarter ended March 31, 2017, the favorable development on our general liability product line was primarily on the 2010 accident year related to a large loss that had adverse development in the first quarter of 2016. We also experienced favorable development on our marine and energy product lines, primarily on the 2013 through 2015 accident years. For the quarter ended March 31, 2016, the favorable development was most significant on our professional liability and marine and energy product lines.

•
The expense ratio for the International Insurance segment increased slightly, primarily due to expenses in 2017 related to changes in our branch office locations and changes in the mix of business, which was due in part to higher retentions on products with higher commission rates in 2017 compared to 2016. These increases were offset by lower profit sharing expenses in the first quarter of 2017 compared to 2016.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 132% for the quarter ended March 31, 2017 compared to 82% for the same period of 2016.

For the quarter ended March 31, 2017 the increase in the combined ratio was driven by adverse development on prior years' loss reserves in 2017 compared to favorable development in 2016. A higher current accident year loss ratio was offset by a lower expense ratio in 2017 compared to the same period of 2016.

•
The increase in the current accident year loss ratio for the quarter ended March 31, 2017 was driven by a larger impact from unfavorable premium adjustments related to prior accident years in 2017 compared to 2016.

•
The Reinsurance segment's combined ratio for the quarter ended March 31, 2017 included $71.6 million of adverse development on prior years' loss reserves compared to $36.4 million of favorable development in 2016. The adverse development on prior years' loss reserves in 2017 is primarily due to the decrease in the Ogden Rate, as described above, which resulted in $85.0 million of adverse development, or 38 points on the Reinsurance segment combined ratio. Also contributing to the unfavorable variance to prior year was slightly adverse development on our professional liability and marine and energy product lines, compared to favorable development on these lines in 2016. For the quarter ended March 31, 2017, we experienced favorable development on prior years' loss reserves on our property product lines across several accident years. For the quarter ended March 31, 2016, the favorable development was most significant on our property, marine and energy and professional liability product lines.

•
The decrease in the expense ratio was primarily due to lower profit sharing expenses in 2017 compared to 2016, partially offset by higher commissions as a result of higher earned premiums on our quota share business in 2017 compared to 2016, which carries a higher commission rate than other business in the Reinsurance segment.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $5.3 million for the quarter ended March 31, 2017 compared to an underwriting profit of $13.8 million for the same period of 2016. The underwriting profit in the first quarter of 2017 was driven by the Part VII transaction completed during the quarter. See note 7 of the notes to the consolidated financial statements. The underwriting profit for the quarter ended March 31, 2016 was driven by favorable development related to a commutation that was triggered during the first quarter of 2016.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
U.S. Insurance	$639,829	$647,790
International Insurance	273,168	291,404
Reinsurance	547,737	453,486
Other Insurance (Discontinued Lines)	17	(17)
Total	$1,460,751	$1,392,663

Gross premium volume increased 5% for the three months ended March 31, 2017 compared to the same period of 2016. The increase was attributable to our Reinsurance segment, partially offset by lower gross premium volume in our International Insurance and U.S. Insurance segments.

Gross premium volume in our Reinsurance segment increased 21% for the three months ended March 31, 2017. The increase was driven by $136.5 million of premium related to two large specialty quota share treaties entered into in the first quarter of 2017, as well as higher gross premium volume in our credit and surety product line due to a favorable impact from new multi-year contracts entered into in 2017. These increases were partially offset by lower gross premium volume in our general liability, property and auto product lines. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant deals and multi-year contracts.

Gross premium volume in our International Insurance segment decreased 6% for the three months ended March 31, 2017, due to lower gross premium volume, primarily in our professional liability and property product lines, as well as an unfavorable impact from foreign currency exchange rate movements.

Gross premium volume in our U.S. Insurance segment decreased 1% for the three months ended March 31, 2017. The decrease was primarily driven by an additional week of gross premium volume during the first quarter of 2016 compared to the same period of 2017 based on differences in the timing of our underwriting systems closings. The timing of our underwriting systems closings has a negligible impact on our premium earnings. Excluding the impact of the additional week of premium in the first quarter of 2016, gross premium volume in the U.S. Insurance segment increased due to continued growth within our personal lines and workers compensation product lines.

We have continued to see small price decreases across many of our product lines during the first quarter of 2017, especially in our international business across most of our property product lines, as well as on our marine and energy lines. Our large account business is also subject to more pricing pressure. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
U.S. Insurance	$545,105	$552,745
International Insurance	225,412	226,399
Reinsurance	489,596	402,726
Other Insurance (Discontinued Lines)	116	90
Total	$1,260,229	$1,181,960

Net retention of gross premium volume for the three months ended March 31, 2017 was 86% compared to 85% for the same period of 2016. The increase in net retention for the three months ended March 31, 2017 compared to the same period of 2016 was driven by higher retention within the International Insurance segment. This increase was largely due to higher retention on our professional liability and marine and energy product lines. Net retention in the U.S. Insurance segment was flat for the three months ended March 31, 2017 compared to the same period of 2016. This was due to higher retention on our casualty product lines, offset by lower retention on our personal lines business.

Earned Premiums
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
U.S. Insurance	$549,336	$532,468
International Insurance	207,513	215,345
Reinsurance	225,637	209,619
Other Insurance (Discontinued Lines)	116	254
Total	$982,602	$957,686

Earned premiums for the three months ended March 31, 2017 increased 3% compared to the same period of 2016. For the three months ended March 31, 2017, higher earned premiums in our U.S. Insurance and Reinsurance segments more than offset by lower earned premiums in our International Insurance segment. The increase in earned premiums in our U.S. Insurance segment was primarily due to an increase in earned premiums on our general liability and personal lines business. The increase in earned premiums in our Reinsurance segment was primarily due to the increase in gross premium volume related to the two large specialty quota share treaties entered into in the first quarter of 2017, as described above. The decrease in earned premiums in our International Insurance segment was primarily due to an unfavorable impact from movements in foreign currency exchange rates.

Investing Results

The following table summarizes our investment performance.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net investment income	$100,368	$91,294
Net realized investment gains	$20,865	$21,179
Change in net unrealized gains on investments	$223,572	$336,847
Investment yield (1)	0.6%	0.6%
Taxable equivalent total investment return, before foreign currency effect	2.0%	2.6%
Taxable equivalent total investment return	2.1%	3.1%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income for the quarter ended March 31, 2017 was driven by an increase in short-term investment income, primarily due to higher short-term interest rates, higher dividend income, due in part to increased equity holdings, and higher interest income on our fixed maturity portfolio, due to increased holdings of fixed maturity securities, compared to the same period of 2016. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income. Net realized investment gains for the quarter ended March 31, 2017 were net of $3.2 million of write downs for other-than-temporary declines in the estimated fair value of investments, which were attributable to one equity security. Net realized investment gains for the quarter ended March 31, 2016 included write downs for other-than-temporary declines in the estimated fair value of investments of $8.4 million, all of which were attributable to equity securities.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2017, we held securities with gross unrealized losses of $83.2 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2017. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Three Months Ended March 31,
	2017	2016
Investment yield (1)	0.6%	0.6%
Adjustment of investment yield from amortized cost to fair value	(0.1)%	(0.1)%
Net amortization of net premium on fixed maturity securities	0.1%	0.1%
Net realized investment gains and change in net unrealized gains on investments	1.3%	2.0%
Taxable equivalent effect for interest and dividends (2)	0.1%	0.1%
Other (3)	0.1%	0.4%
Taxable equivalent total investment return	2.1%	3.1%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

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

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Operating revenues	$286,935	$286,519
Net income to shareholders	$13,999	$14,073
EBITDA	$41,692	$41,144

Revenues, net income to shareholders and EBITDA from our Markel Ventures operations for the three months ended March 31, 2017 were flat compared to the same period of 2016, due to higher revenues in our non-manufacturing operations, offset by lower revenues in certain of our manufacturing operations due to lower sales volumes.

Markel Ventures EBITDA is a non-GAAP financial measure. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including revenues and net income, to monitor and evaluate the performance of our Markel Ventures operations. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. The following table reconciles consolidated net income to shareholders to Markel Ventures EBITDA, net of noncontrolling interests.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net income to shareholders	$69,869	$160,370
Income before income taxes from other Markel operations	(69,015)	(188,353)
Income tax expense from other Markel operations	13,145	42,056
Markel Ventures net income to shareholders	13,999	14,073
Interest expense (1)	3,478	3,652
Income tax expense	9,149	8,878
Depreciation expense	8,695	7,779
Amortization of intangible assets	6,371	6,762
Markel Ventures EBITDA - Total	$41,692	$41,144

Markel Ventures EBITDA - Manufacturing	$26,731	$34,639
Markel Ventures EBITDA - Non-Manufacturing	14,961	6,505
Markel Ventures EBITDA - Total	$41,692	$41,144

(1)	Interest expense for the three months ended March 31, 2017 and 2016 includes intercompany interest expense of $2.0 million and $2.3 million, respectively.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $33.4 million for the three months ended March 31, 2017 compared to $30.8 million for the same period of 2016. The increase in interest expense was due to interest expense associated with our 5.0% unsecured senior notes which were issued in the second quarter of 2016, partially offset by the partial purchase of our 7.125% unsecured senior notes and our 7.35% unsecured senior notes in the second quarter of 2016.

Income Taxes

The effective tax rate was 24% for the three months ended March 31, 2017 and 2016. The effective tax rate differs from the U.S. statutory tax rate of 35%, for both periods, primarily as a result of tax-exempt investment income.

Our effective tax rate, which is based upon the estimated annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $223.2 million for the three months ended March 31, 2017 compared to $397.0 million for the same period of 2016. Comprehensive income to shareholders for the three months ended March 31, 2017 included an increase in net unrealized gains on investments, net of taxes, of $151.1 million and net income to shareholders of $69.9 million. Comprehensive income to shareholders for the three months ended March 31, 2016 included an increase in net unrealized gains on investments, net of taxes, of $225.8 million, net income to shareholders of $160.4 million and favorable foreign currency translation adjustments, net of taxes, of $10.3 million.

The increase in net unrealized gains on investments, net of taxes, for the three months ended March 31, 2017 was attributable to an increase in the fair value of our equity portfolio compared to December 31, 2016. The increase in net unrealized gains on investments, net of taxes, for the three months ended March 31, 2016 was attributable to an increase in the fair value of both our fixed maturity and equity portfolios compared to December 31, 2015.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $19.3 billion at March 31, 2017 compared to $19.1 billion at December 31, 2016. Net unrealized gains on investments, net of taxes, were $1.9 billion at March 31, 2017 compared to $1.7 billion at December 31, 2016. Equity securities were $5.0 billion, or 26% of invested assets, at March 31, 2017, compared to $4.7 billion, or 25% of invested assets, at December 31, 2016.

Net cash provided by operating activities was $11.9 million for the three months ended March 31, 2017 compared to net cash used by operating activities of $104.6 million for the same period of 2016. Net cash provided by operating activities for the three months ended March 31, 2017 was net of a $45.8 million cash payment made in connection with a commutation that was completed during the period. Net cash flows from operating activities for the three months ended March 31, 2017 reflected higher premium collections and lower claims settlement activity in the U.S. Insurance segment, lower payments for employee profit sharing and a favorable impact related to the timing of income tax payments in 2017 compared to 2016.

Net cash provided by investing activities was $37.7 million for the three months ended March 31, 2017 compared to net cash used by investing activities of $236.8 million for the same period of 2016. The increase in cash provided by investing activities was primarily a result of timing of maturities of securities within our fixed maturities portfolio and a decrease in purchases of fixed maturity securities during the first quarter of 2017 compared to the same period of 2016. During 2017, we continued to purchase equity securities and fixed maturities. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $26.5 million for the three months ended March 31, 2017 compared to $8.8 million for the same period of 2016. Cash of $23.5 million and $0.7 million was used to repurchase shares of our common stock during the first three months of 2017 and 2016, respectively.

On April 12, 2017, we repaid our 7.20% unsecured senior notes ($90.6 million principal outstanding at March 31, 2017 and December 31, 2016).

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 23% at March 31, 2017 and December 31, 2016.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $2.4 billion and $2.5 billion of invested assets at March 31, 2017 and December 31, 2016, respectively.

Shareholders' equity was $8.7 billion at March 31, 2017 and $8.5 billion at December 31, 2016. Book value per share increased to $620.30 at March 31, 2017 from $606.30 at December 31, 2016, primarily due to $223.2 million of comprehensive income to shareholders for the three months ended March 31, 2017.

Brexit Developments

On June 23, 2016, the U.K. voted to exit the European Union (E.U.) (Brexit), and on March 29, 2017, the U.K. government delivered formal notice to the other E.U. member countries that it is leaving the E.U. A two-year period has now commenced during which the U.K. and the E.U. will negotiate the future terms of the U.K.'s relationship with the E.U., including the terms of trade between the U.K. and the E.U. Unless this period is extended, the U.K. will automatically exit the E.U., with or without an agreement in place, after two years. During this period the U.K. will remain a part of the E.U. After Brexit terms are agreed, Brexit could be implemented in stages over a multi-year period.

No member country has left the E.U., and the rules for exit (contained in Article 50 of the Treaty on European Union) are brief. Accordingly, there are significant uncertainties related to the political, monetary and economic impacts of Brexit, including related tax, accounting and financial reporting implications. Brexit could also lead to legal uncertainty and potentially a large number of new and divergent national laws and regulations, including new tax rules, as the U.K. determines which E.U. laws to replace or replicate.

The effects of Brexit will depend in part on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could impair or end the ability of both Markel International Insurance Company Limited (MIICL) and our Lloyd's syndicate to transact business in E.U. countries from our U.K. offices and MIICL's ability to maintain its current branches in E.U. member countries. We are considering whether to establish an insurance carrier in an E.U. member country in order to continue transacting E.U. business if U.K. access to E.U. markets ceases or is materially impaired. The Society of Lloyd's has recently announced that it will be setting up a new European insurance company in Brussels in order to maintain access to E.U. business for Lloyd's syndicates. Access to E.U. markets through a solution devised by the Society of Lloyd's may supplement, or serve as an alternative to, a new E.U.-based insurance carrier for business we transact in the E.U.

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

Certain of our non-U.S. insurance operations underwrite global marine hull policies and global marine hull war policies that provide coverage for vessels or fleets navigating into and out of ports worldwide, potentially including Iran. Under a global marine hull war policy, the insured is required to give notice before entering designated areas, including Iran. During the quarter ended March 31, 2017 we have received notice(s) that one or more vessels covered by a global marine hull war policy were entering Iranian waters. However, no additional premium is required under global marine hull policies or global marine hull war policies for calling into Iran. During the quarter ended March 31, 2017, we have not been asked to cover a specific voyage into or out of Iran that would result in a separate, allocable premium for that voyage.

Certain of our non-U.S. reinsurance operations underwrite marine, energy, aviation and trade credit liability treaties on a worldwide basis and, as a result, it is possible that the underlying insurance portfolios may have exposure to the Iranian petroleum industry and its related products and service providers.

We provide two energy construction reinsurance contracts in Iran and one Iran-related marine liability contract through our syndicate at Lloyd's. We expect our portion of the premium for all three contracts to be approximately $2 million in the aggregate. Except for these three contracts, we are not aware of any premium apportionment with respect to underwriting, insurance or reinsurance activities of our non-U.S. insurance subsidiaries reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance portfolios underlying our reinsurance treaties, we believe that the premiums associated with such business would be immaterial.

Our non-U.S. insurance subsidiaries intend to continue to provide insurance and reinsurance for coverage of Iran-related risks, if at all, only to the extent permitted under, and in accordance with, General License H or other applicable economic or trade sanctions requirements or licenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign currency exchange rate risk associated with our international operations. Various companies within our Markel Ventures operations are subject to commodity price risk; however, this risk is not material to the Company. During the three months ended March 31, 2017, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2016.

The estimated fair value of our investment portfolio at March 31, 2017 was $19.3 billion, 74% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 26% of which was invested in equity securities. At December 31, 2016, the estimated fair value of our investment portfolio was $19.1 billion, 75% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 25% of which was invested in equity securities.

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2017, approximately 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the three months ended March 31, 2017, there were no material changes in our foreign government fixed maturity holdings.

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

There were no changes in our internal control over financial reporting during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Risk Factors" and "Safe Harbor and Cautionary Statement" in our 2016 Annual Report on Form 10-K or are included in the items listed below:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware)
In October 2010, we completed our acquisition of Aspen Holdings, Inc. (Aspen). As part of the consideration for that acquisition, Aspen shareholders received contingent value rights (CVRs), which we currently expect will result in the payment of additional cash consideration to CVR holders. Absent the litigation described below, the final amount to be paid to CVR holders would be determined after December 31, 2017, the CVR maturity date, based on, among other things, adjustments for the development of pre-acquisition loss reserves and loss sensitive profit commissions.
The CVR holder representative, Thomas Yeransian, has disputed our estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that we are in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest (approximately $10.1 million through March 31, 2017) and default interest (up to an additional $8.9 million through March 31, 2017, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.
At the initial hearing held February 21, 2017, the judge stayed the proceedings and ordered the parties to discuss resolving the dispute pursuant to the independent CVR valuation procedure under the CVR agreement. The parties met on April 5, 2017, but were unsuccessful in reaching agreement on a process for resolving the dispute.
We believe the holder representative’s suit to be without merit and will vigorously defend against it. We further believe that any material loss resulting from the holder representative’s suit to be remote. We do not believe the contractual contingent consideration payments related to the CVRs will have a material impact on our liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended March 31, 2017.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2017 through January 31, 2017	—	—	—	$229,263
February 1, 2017 through February 28, 2017	4,480	$962.42	4,480	$224,952
March 1, 2017 through March 31, 2017	12,880	$973.85	12,880	$212,409
Total	17,360	$970.90	17,360	$212,409

(1)
The Board of Directors approved the repurchase of up to $300 million of our common stock pursuant to a share repurchase program publicly announced on November 21, 2013 (the Program). Under the Program, we may repurchase outstanding shares of our common stock from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. The Program has no expiration date but may be terminated by the Board of Directors at any time.

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of April 2017.

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

4.1
Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 8-K filed with the Commission June 5, 2001)

4.2
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission August 11, 2004)

4.3
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission September 21, 2009)

4.4
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 31, 2011)

4.5
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission June 29, 2012)

4.6
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.7
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.8
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.9
Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.14 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2013)

4.10
First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (incorporated by reference from Exhibit 4.15 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2013)

4.11
Form of Second Supplemental Indenture dated as of June 30, 2014 among Alterra Finance LLC, Alterra Capital Holdings Limited and the Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.16 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

4.12
Form of Guaranty Agreement by Markel Corporation dated as of June 30, 2014 in connection with the Alterra Finance LLC 6.25% Senior Notes due 2020 (incorporated by reference from Exhibit 4.17 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

4.13
Description of Awards Under Executive Bonus Plan and 2016 Equity Incentive Compensation Plan for 2017 (incorporated by reference from Item 5.02 in the Registrant's report on Form 8-K filed with the Commission February 24, 2017)*

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 26, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

*	Indicates management contract or compensatory plan or arrangement.

**	Filed with this report.