Form 10-Q
period 2017-06-30
MARKEL CORP
filed 2017-07-26
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 19, 2017: 13,911,416

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,669,656 in 2017 and $9,591,734 in 2016)	$10,053,492	$9,891,510
Equity securities (cost of $2,653,010 in 2017 and $2,481,448 in 2016)	5,340,827	4,745,841
Short-term investments (estimated fair value approximates cost)	1,704,416	2,336,151
Total Investments	17,098,735	16,973,502
Cash and cash equivalents	2,315,212	1,738,747
Restricted cash and cash equivalents	271,031	346,417
Receivables	1,589,444	1,241,649
Reinsurance recoverable on unpaid losses	2,007,652	2,006,945
Reinsurance recoverable on paid losses	53,128	64,892
Deferred policy acquisition costs	489,836	392,410
Prepaid reinsurance premiums	344,639	299,923
Goodwill	1,216,403	1,142,248
Intangible assets	806,585	722,542
Other assets	1,010,676	946,024
Total Assets	$27,203,341	$25,875,299
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$10,312,695	$10,115,662
Life and annuity benefits	1,061,298	1,049,654
Unearned premiums	2,712,597	2,263,838
Payables to insurance and reinsurance companies	259,801	231,327
Senior long-term debt and other debt (estimated fair value of $2,712,000 in 2017 and $2,721,000 in 2016)	2,485,671	2,574,529
Other liabilities	1,332,072	1,099,200
Total Liabilities	18,164,134	17,334,210
Redeemable noncontrolling interests	86,691	73,678
Commitments and contingencies
Shareholders' equity:
Common stock	3,376,230	3,368,666
Retained earnings	3,666,246	3,526,395
Accumulated other comprehensive income	1,911,933	1,565,866
Total Shareholders' Equity	8,954,409	8,460,927
Noncontrolling interests	(1,893)	6,484
Total Equity	8,952,516	8,467,411
Total Liabilities and Equity	$27,203,341	$25,875,299
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,033,574	$950,859	$2,016,176	$1,908,545
Net investment income	99,299	94,996	199,667	186,290
Net realized investment gains:
Other-than-temporary impairment losses	(604)	(3,675)	(3,817)	(12,080)
Net realized investment gains, excluding other-than-temporary impairment losses	18,231	20,916	42,309	50,500
Net realized investment gains	17,627	17,241	38,492	38,420
Other revenues	330,993	312,841	638,909	618,864
Total Operating Revenues	1,481,493	1,375,937	2,893,244	2,752,119
OPERATING EXPENSES
Losses and loss adjustment expenses	522,978	511,556	1,134,697	985,520
Underwriting, acquisition and insurance expenses	400,035	375,580	773,266	740,268
Amortization of intangible assets	18,026	17,204	34,796	34,464
Other expenses	299,112	277,909	581,697	553,002
Total Operating Expenses	1,240,151	1,182,249	2,524,456	2,313,254
Operating Income	241,342	193,688	368,788	438,865
Interest expense	31,797	33,697	65,199	64,538
Loss on early extinguishment of debt	—	44,100	—	44,100
Income Before Income Taxes	209,545	115,891	303,589	330,227
Income tax expense	58,118	35,218	81,122	85,908
Net Income	151,427	80,673	222,467	244,319
Net income attributable to noncontrolling interests	1,767	1,876	2,938	5,152
Net Income to Shareholders	$149,660	$78,797	$219,529	$239,167

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$190,069	$149,406	$350,349	$388,296
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	—	44	—	(23)
Reclassification adjustments for net gains included in net income	(222)	(10,567)	(9,391)	(23,550)
Change in net unrealized gains on investments, net of taxes	189,847	138,883	340,958	364,723
Change in foreign currency translation adjustments, net of taxes	1,962	(8,121)	3,507	2,208
Change in net actuarial pension loss, net of taxes	902	394	1,618	857
Total Other Comprehensive Income	192,711	131,156	346,083	367,788
Comprehensive Income	344,138	211,829	568,550	612,107
Comprehensive income attributable to noncontrolling interests	1,781	1,887	2,954	5,171
Comprehensive Income to Shareholders	$342,357	$209,942	$565,596	$606,936

NET INCOME PER SHARE
Basic	$10.34	$5.44	$14.25	$16.65
Diluted	$10.31	$5.41	$14.20	$16.55

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2015	13,959	$3,342,357	$3,137,285	$1,354,508	$7,834,150	$6,459	$7,840,609	$62,958
Net income			239,167	—	239,167	790	239,957	4,362
Other comprehensive income			—	367,769	367,769	—	367,769	19
Comprehensive Income					606,936	790	607,726	4,381
Issuance of common stock	48	4,101	—	—	4,101	—	4,101	—
Repurchase of common stock	(16)	—	(15,206)	—	(15,206)	—	(15,206)	—
Restricted stock units expensed	—	13,473	—	—	13,473	—	13,473	—
Adjustment of redeemable noncontrolling interests	—	—	(5,981)	—	(5,981)	—	(5,981)	5,981
Purchase of noncontrolling interest	—	899	—	—	899	—	899	(3,977)
Other	—	—	(3)	—	(3)	(45)	(48)	(3,142)
June 30, 2016	13,991	$3,360,830	$3,355,262	$1,722,277	$8,438,369	$7,204	$8,445,573	$66,201

December 31, 2016	13,955	$3,368,666	$3,526,395	$1,565,866	$8,460,927	$6,484	$8,467,411	$73,678
Net income (loss)			219,529	—	219,529	(307)	219,222	3,245
Other comprehensive income			—	346,067	346,067	—	346,067	16
Comprehensive Income (Loss)					565,596	(307)	565,289	3,261
Issuance of common stock	24	359	—	—	359	—	359	—
Repurchase of common stock	(61)	—	(59,194)	—	(59,194)	—	(59,194)	—
Restricted stock units expensed	—	10,568	—	—	10,568	—	10,568	—
Adjustment of redeemable noncontrolling interests	—	—	(20,284)	—	(20,284)	—	(20,284)	20,284
Purchase of noncontrolling interest	—	(2,910)	—	—	(2,910)	(8,109)	(11,019)	(6,179)
Other	—	(453)	(200)	—	(653)	39	(614)	(4,353)
June 30, 2017	13,918	$3,376,230	$3,666,246	$1,911,933	$8,954,409	$(1,893)	$8,952,516	$86,691

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$222,467	$244,319
Adjustments to reconcile net income to net cash provided by operating activities	15,478	(174,105)
Net Cash Provided By Operating Activities	237,945	70,214
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	262,518	226,492
Proceeds from maturities, calls and prepayments of fixed maturities	676,023	471,907
Cost of fixed maturities and equity securities purchased	(939,314)	(1,324,755)
Net change in short-term investments	677,968	(348,335)
Proceeds from sales of equity method investments	2,881	6,479
Additions to property and equipment	(35,578)	(34,634)
Acquisitions, net of cash acquired	(202,033)	(5,762)
Other	(5,689)	(1,731)
Net Cash Provided (Used) By Investing Activities	436,776	(1,010,339)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	29,898	533,235
Repayment of senior long-term debt and other debt	(139,564)	(228,836)
Premiums and fees related to early extinguishment of debt	—	(43,691)
Repurchases of common stock	(59,194)	(15,206)
Issuance of common stock	359	4,101
Purchase of noncontrolling interests	(18,068)	(3,078)
Distributions to noncontrolling interests	(4,345)	(3,187)
Other	(7,705)	(13,428)
Net Cash Provided (Used) By Financing Activities	(198,619)	229,910
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	24,977	1,912
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	501,079	(708,303)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,085,164	3,070,141
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$2,586,243	$2,361,838

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

The consolidated balance sheet as of June 30, 2017, the related consolidated statements of income and comprehensive income for the quarters and six months ended June 30, 2017 and 2016, and the consolidated statements of changes in equity and cash flows for the six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2016 was derived from Markel Corporation's audited annual consolidated financial statements.

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

2. Recent Accounting Pronouncements

Effective for the year ended December 31, 2016, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts, which requires significant new disclosures for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts on both an annual and interim basis. Interim period disclosures required by ASU No. 2015-09 include a tabular rollforward and related qualitative information for the liability for unpaid losses and loss adjustment expenses. The interim disclosures were required beginning in the first quarter of 2017 and have been included in note 7.

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

Effective January 1, 2017, the Company early adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company previously presented changes in restricted cash and restricted cash equivalents on the statements of cash flows as an investing activity. The Company generally describes amounts held in trust or on deposit to support underwriting activities as well as amounts pledged as security for letters of credit as restricted cash or restricted cash equivalents. The provisions of ASU No. 2016-18 were adopted on a retrospective basis and did not impact the Company's financial position, results of operations or total comprehensive income. As a result of adoption of this ASU, investing cash inflows of $90.0 million attributed to the change in restricted cash for the six months ended June 30, 2016 were reclassified out of investing activities. The Company's statements of cash flows now include restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period total amounts for cash, cash equivalents, restricted cash and restricted cash equivalents.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers were all issued in 2016 as amendments to ASU No. 2014-09. These amendments will be evaluated and adopted in conjunction with ASU No. 2014-09. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and will be applied using the modified retrospective method, whereby the cumulative effect of adoption will be recognized as an adjustment to retained earnings at the date of initial application. The adoption of this ASU will not impact the Company's insurance premium revenues or revenues from its investment portfolio, which totaled 77% of consolidated revenues for the year ended December 31, 2016, but may have an impact the Company's other revenues, which are primarily attributable to its non-insurance operations. The Company has completed an inventory of these revenue streams, which are comprised of a diverse portfolio of contracts across various industries, and has preliminarily concluded that over 80% of the Company's other revenues for the year ended December 31, 2016 will not be impacted by adoption of this ASU. The Company is still evaluating the impact, if any, on the remaining 20% of its other revenues for the year ended December 31, 2016. The Company also expects to provide additional disclosures in the notes to financial statements as required under the new guidance and is still assessing the full impact that adopting the new accounting guidance will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income. ASU No. 2016-01 becomes effective for the Company during the first quarter of 2018 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. The Company is currently evaluating ASU No. 2016-01 to determine the impact that adopting this standard will have on the consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but will have a material impact on the Company's results of operations as changes in fair value of equity instruments will be presented in net income rather than other comprehensive income. As of June 30, 2017, accumulated other comprehensive income included $1.8 billion of net unrealized gains on equity securities, net of taxes. See note 4(e) for details regarding the change in net unrealized gains on equity securities included in other comprehensive income (loss) for the quarters and six months ended June 30, 2017 and 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to record most leases on their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related leasing expense within net income. ASU No. 2016-02 becomes effective for the Company during the first quarter of 2019 and will be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company's future minimum lease payments, which represent minimum annual rental commitments excluding taxes, insurance and other operating costs for noncancelable operating leases, and will be subject to this new guidance, totaled $234.3 million at December 31, 2016. The calculation of the lease liability and right-of-use asset requires further analysis of the underlying leases to determine which portions of the underlying lease payments are required to be included in the calculation. Adoption of this standard will impact the Company’s consolidated balance sheets but is not expected to have a material impact on the Company’s results of operations or cash flows. The Company is currently evaluating ASU No. 2016-02 to determine the magnitude of the impact that adopting this standard will have on its consolidated financial statements.

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

The following ASU's relate to topics relevant to the Company's operations and were adopted effective January 1, 2017. These ASU's did not have a material impact on the Company’s financial position, results of operations or cash flows:

•	ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

•	ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•	ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

•	ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

The following ASU’s relate to topics relevant to the Company's operations and are not yet effective. These ASU's are not expected to have a material impact on the Company's financial position, results of operations or cash flows:

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory

•	ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

•	ASU No. 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting

3. Acquisitions

SureTec Acquisition

On April 28, 2017, the Company completed the acquisition of SureTec Financial Corp. (SureTec), a Texas-based privately held surety company primarily offering contract, commercial and court bonds. Results attributable to this acquisition are included in the U.S. Insurance segment.

Total consideration for this acquisition was $246.9 million, which included cash consideration of $225.6 million. Total consideration includes the estimated fair value of contingent consideration we expect to pay based on SureTec's earnings, as defined in the merger agreement, for the years 2017 through 2020. The purchase price was allocated to the acquired assets and liabilities of SureTec based on estimated fair values on April 28, 2017. The Company recognized goodwill of $70.4 million, which is primarily attributable to synergies that are expected to result upon integration of SureTec into the Company's insurance operations. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company also recognized other intangible assets of $103.0 million, which includes $92.0 million of agent relationships to be amortized over a weighted average period of 15 years.

Subsequent Events

On July 19, 2017, the Company entered into a definitive agreement to acquire 81% of Costa Farms, a Florida-based privately held grower of house and garden plants. Cash consideration for the purchase is currently estimated to be approximately $255 million; however, total consideration will include contingent consideration and additional cash consideration, which are expected to fluctuate based on actual conditions to be determined upon closing. The transaction is subject to customary closing conditions, and is expected to close in the third quarter of 2017. Upon completion of the acquisition, Costa Farm’s operating results will be included with the Company’s non-insurance operations, which are not included in a reportable segment.

On July 26, 2017, the Company entered into a definitive merger agreement to acquire State National Companies, Inc. (State National). State National is a leading specialty provider of property and casualty insurance services that includes both fronting services and collateral protection insurance coverage. Under the merger agreement, State National stockholders will receive cash for each outstanding share of State National common stock (other than restricted shares that do not vest in connection with the transaction). The aggregate merger consideration, which includes net cash payments for State National stock options and restricted stock, is expected to be approximately $919 million. The transaction is subject to customary closing conditions, including regulatory approvals and the approval of State National’s stockholders, and is expected to close in the fourth quarter of 2017.

4. Investments

a)The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies.

	June 30, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$138,404	$81	$(844)	$—	$137,641
U.S. government-sponsored enterprises	372,560	10,745	(1,426)	—	381,879
Obligations of states, municipalities and political subdivisions	4,477,463	196,535	(20,632)	—	4,653,366
Foreign governments	1,310,376	143,572	(2,231)	—	1,451,717
Commercial mortgage-backed securities	1,188,439	8,014	(13,054)	—	1,183,399
Residential mortgage-backed securities	830,679	21,786	(3,690)	—	848,775
Asset-backed securities	37,856	25	(84)	—	37,797
Corporate bonds	1,313,879	48,340	(3,301)	—	1,358,918
Total fixed maturities	9,669,656	429,098	(45,262)	—	10,053,492
Equity securities:
Insurance, banks and other financial institutions	888,805	976,110	(586)	—	1,864,329
Industrial, consumer and all other	1,764,205	1,721,110	(8,817)	—	3,476,498
Total equity securities	2,653,010	2,697,220	(9,403)	—	5,340,827
Short-term investments	1,704,359	67	(10)	—	1,704,416
Investments, available-for-sale	$14,027,025	$3,126,385	$(54,675)	$—	$17,098,735

	December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$259,379	$99	$(894)	$—	$258,584
U.S. government-sponsored enterprises	418,457	9,083	(4,328)	—	423,212
Obligations of states, municipalities and political subdivisions	4,324,332	145,678	(41,805)	—	4,428,205
Foreign governments	1,306,324	159,291	(2,153)	—	1,463,462
Commercial mortgage-backed securities	1,055,947	3,953	(19,544)	—	1,040,356
Residential mortgage-backed securities	779,503	18,749	(5,048)	(2,258)	790,946
Asset-backed securities	27,494	2	(158)	—	27,338
Corporate bonds	1,420,298	49,146	(9,364)	(673)	1,459,407
Total fixed maturities	9,591,734	386,001	(83,294)	(2,931)	9,891,510
Equity securities:
Insurance, banks and other financial institutions	846,343	857,063	(5,596)	—	1,697,810
Industrial, consumer and all other	1,635,105	1,421,080	(8,154)	—	3,048,031
Total equity securities	2,481,448	2,278,143	(13,750)	—	4,745,841
Short-term investments	2,336,100	57	(6)	—	2,336,151
Investments, available-for-sale	$14,409,282	$2,664,201	$(97,050)	$(2,931)	$16,973,502

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2017
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities	$95,984	$(741)	$7,427	$(103)	$103,411	$(844)
U.S. government-sponsored enterprises	137,702	(1,426)	—	—	137,702	(1,426)
Obligations of states, municipalities and political subdivisions	706,155	(17,574)	31,626	(3,058)	737,781	(20,632)
Foreign governments	122,855	(2,231)	—	—	122,855	(2,231)
Commercial mortgage-backed securities	536,397	(12,801)	14,693	(253)	551,090	(13,054)
Residential mortgage-backed securities	123,791	(1,806)	74,672	(1,884)	198,463	(3,690)
Asset-backed securities	22,992	(51)	5,106	(33)	28,098	(84)
Corporate bonds	378,552	(2,351)	74,071	(950)	452,623	(3,301)
Total fixed maturities	2,124,428	(38,981)	207,595	(6,281)	2,332,023	(45,262)
Equity securities:
Insurance, banks and other financial institutions	955	(60)	1,375	(526)	2,330	(586)
Industrial, consumer and all other	88,643	(5,877)	9,288	(2,940)	97,931	(8,817)
Total equity securities	89,598	(5,937)	10,663	(3,466)	100,261	(9,403)
Short-term investments	56,385	(10)	—	—	56,385	(10)
Total	$2,270,411	$(44,928)	$218,258	$(9,747)	$2,488,669	$(54,675)

At June 30, 2017, the Company held 572 securities with a total estimated fair value of $2.5 billion and gross unrealized losses of $54.7 million. Of these 572 securities, 89 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $218.3 million and gross unrealized losses of $9.7 million. Of these securities, 73 securities were fixed maturities and 16 were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

	December 31, 2016
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities	$122,950	$(894)	$—	$—	$122,950	$(894)
U.S. government-sponsored enterprises	220,333	(4,324)	7,618	(4)	227,951	(4,328)
Obligations of states, municipalities and political subdivisions	1,004,947	(37,685)	31,723	(4,120)	1,036,670	(41,805)
Foreign governments	68,887	(2,145)	5,005	(8)	73,892	(2,153)
Commercial mortgage-backed securities	749,889	(19,091)	29,988	(453)	779,877	(19,544)
Residential mortgage-backed securities	181,557	(4,987)	79,936	(2,319)	261,493	(7,306)
Asset-backed securities	14,501	(106)	5,869	(52)	20,370	(158)
Corporate bonds	494,573	(8,357)	93,790	(1,680)	588,363	(10,037)
Total fixed maturities	2,857,637	(77,589)	253,929	(8,636)	3,111,566	(86,225)
Equity securities:
Insurance, banks and other financial institutions	8,808	(410)	37,973	(5,186)	46,781	(5,596)
Industrial, consumer and all other	98,406	(4,772)	29,650	(3,382)	128,056	(8,154)
Total equity securities	107,214	(5,182)	67,623	(8,568)	174,837	(13,750)
Short-term investments	504,211	(6)	—	—	504,211	(6)
Total	$3,469,062	$(82,777)	$321,552	$(17,204)	$3,790,614	$(99,981)

At December 31, 2016, the Company held 654 securities with a total estimated fair value of $3.8 billion and gross unrealized losses of $100.0 million. Of these 654 securities, 109 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $321.6 million and gross unrealized losses of $17.2 million. Of these securities, 93 securities were fixed maturities and 16 were equity securities.

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

c)The amortized cost and estimated fair value of fixed maturities at June 30, 2017 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$455,586	$457,635
Due after one year through five years	1,224,123	1,267,114
Due after five years through ten years	1,568,950	1,645,516
Due after ten years	4,364,023	4,613,256
	7,612,682	7,983,521
Commercial mortgage-backed securities	1,188,439	1,183,399
Residential mortgage-backed securities	830,679	848,775
Asset-backed securities	37,856	37,797
Total fixed maturities	$9,669,656	$10,053,492

d)The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Interest:
Municipal bonds (tax-exempt)	$22,758	$22,563	$45,130	$44,485
Municipal bonds (taxable)	17,793	16,222	35,298	32,110
Other taxable bonds	36,296	36,959	71,184	72,278
Short-term investments, including overnight deposits	5,834	2,654	10,783	4,945
Dividends on equity securities	19,017	16,758	39,623	34,410
Income from equity method investments	1,802	3,921	6,395	3,668
Other	24	190	(205)	2,674
	103,524	99,267	208,208	194,570
Investment expenses	(4,225)	(4,271)	(8,541)	(8,280)
Net investment income	$99,299	$94,996	$199,667	$186,290

e)The following table presents net realized investment gains and the change in net unrealized gains on investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Realized gains:
Sales of fixed maturities	$554	$699	$757	$967
Sales of equity securities	1,295	17,798	16,533	45,526
Other	4,259	353	4,826	773
Total realized gains	6,108	18,850	22,116	47,266
Realized losses:
Sales of fixed maturities	(412)	(142)	(602)	(555)
Sales of equity securities	(786)	(1,780)	(1,216)	(2,498)
Other-than-temporary impairments	(604)	(3,675)	(3,817)	(12,080)
Other	(81)	(718)	(286)	(2,996)
Total realized losses	(1,883)	(6,315)	(5,921)	(18,129)
Gains on securities measured at fair value through net income	13,402	4,706	22,297	9,283
Net realized investment gains	$17,627	$17,241	$38,492	$38,420
Change in net unrealized gains on investments included in other comprehensive income:
Fixed maturities	$79,413	$213,026	$84,060	$452,982
Equity securities	204,372	42,786	423,424	139,744
Short-term investments	133	32	6	(35)
Net increase	$283,918	$255,844	$507,490	$592,691

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities	$—	$137,641	$—	$137,641
U.S. government-sponsored enterprises	—	381,879	—	381,879
Obligations of states, municipalities and political subdivisions	—	4,653,366	—	4,653,366
Foreign governments	—	1,451,717	—	1,451,717
Commercial mortgage-backed securities	—	1,183,399	—	1,183,399
Residential mortgage-backed securities	—	848,775	—	848,775
Asset-backed securities	—	37,797	—	37,797
Corporate bonds	—	1,358,918	—	1,358,918
Total fixed maturities	—	10,053,492	—	10,053,492
Equity securities:
Insurance, banks and other financial institutions	1,680,416	—	183,913	1,864,329
Industrial, consumer and all other	3,476,498	—	—	3,476,498
Total equity securities	5,156,914	—	183,913	5,340,827
Short-term investments	1,614,064	90,352	—	1,704,416
Total investments available-for-sale	$6,770,978	$10,143,844	$183,913	$17,098,735

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities	$—	$258,584	$—	$258,584
U.S. government-sponsored enterprises	—	423,212	—	423,212
Obligations of states, municipalities and political subdivisions	—	4,428,205	—	4,428,205
Foreign governments	—	1,463,462	—	1,463,462
Commercial mortgage-backed securities	—	1,040,356	—	1,040,356
Residential mortgage-backed securities	—	790,946	—	790,946
Asset-backed securities	—	27,338	—	27,338
Corporate bonds	—	1,459,407	—	1,459,407
Total fixed maturities	—	9,891,510	—	9,891,510
Equity securities:
Insurance, banks and other financial institutions	1,506,607	—	191,203	1,697,810
Industrial, consumer and all other	3,048,031	—	—	3,048,031
Total equity securities	4,554,638	—	191,203	4,745,841
Short-term investments	2,255,898	80,253	—	2,336,151
Total investments available-for-sale	$6,810,536	$9,971,763	$191,203	$16,973,502

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Equity securities, beginning of period	$178,043	$176,942	$191,203	$—
Purchases	1,250	25,000	7,250	195,250
Sales	(1,303)	(25,000)	(26,674)	(25,000)
Total gains included in:
Net income	5,923	6,581	12,134	13,273
Other comprehensive income	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Equity securities, end of period	$183,913	$183,523	$183,913	$183,523
Net unrealized gains included in net income relating to assets held at June 30, 2017 and 2016 (1)	$5,923	$6,581	$12,134	$13,273
(1) Included in net realized investment gains in the consolidated statements of income and comprehensive income.

There were no transfers into or out of Level 1 and Level 2 during the quarter and six months ended June 30, 2017 and 2016.

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2017 and 2016.

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

	Quarter Ended June 30, 2017
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$753,329	$355,949	$247,902	$(16)		$—	$1,357,164
Net written premiums	630,453	286,833	220,466	(95)		—	1,137,657

Earned premiums	578,241	225,948	229,480	(95)		—	1,033,574
Losses and loss adjustment expenses:
Current accident year	(379,809)	(158,590)	(146,186)	—		—	(684,585)
Prior accident years	77,266	55,262	28,151	928		—	161,607
Amortization of policy acquisition costs	(124,032)	(36,356)	(53,086)	—		—	(213,474)
Other operating expenses	(108,684)	(54,203)	(23,539)	(135)		—	(186,561)
Underwriting profit	42,982	32,061	34,820	698		—	110,561
Net investment income	—	—	—	—		99,299	99,299
Net realized investment gains	—	—	—	—		17,627	17,627
Other revenues (insurance)	1,043	574	—	771		—	2,388
Other expenses (insurance)	(85)	(2,728)	—	(7,169)		—	(9,982)
Segment profit (loss)	$43,940	$29,907	$34,820	$(5,700)		$116,926	$219,893
Other revenues (non-insurance)							328,605
Other expenses (non-insurance)							(289,130)
Amortization of intangible assets							(18,026)
Interest expense							(31,797)
Income before income taxes							$209,545
U.S. GAAP combined ratio (1)	93%	86%	85%	NM	(2)		89%

	Quarter Ended June 30, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$689,468	$318,581	$269,604	$(4)		$—	$1,277,649
Net written premiums	579,233	244,636	226,681	(4)		—	1,050,546

Earned premiums	533,328	203,052	214,514	(35)		—	950,859
Losses and loss adjustment expenses:
Current accident year	(352,092)	(146,453)	(152,693)	—		—	(651,238)
Prior accident years	66,332	39,002	34,644	(296)		—	139,682
Amortization of policy acquisition costs	(112,585)	(32,873)	(42,908)	—		—	(188,366)
Other operating expenses	(100,330)	(63,689)	(23,235)	40		—	(187,214)
Underwriting profit (loss)	34,653	(961)	30,322	(291)		—	63,723
Net investment income	—	—	—	—		94,996	94,996
Net realized investment gains	—	—	—	—		17,241	17,241
Other revenues (insurance)	958	609	—	446		—	2,013
Other expenses (insurance)	(684)	(2,137)	—	(7,199)		—	(10,020)
Segment profit (loss)	$34,927	$(2,489)	$30,322	$(7,044)		$112,237	$167,953
Other revenues (non-insurance)							310,828
Other expenses (non-insurance)							(267,889)
Amortization of intangible assets							(17,204)
Interest expense							(33,697)
Loss on early extinguishment of debt							(44,100)
Income before income taxes							$115,891
U.S. GAAP combined ratio (1)	94%	100%	86%	NM	(2)		93%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Six Months Ended June 30, 2017
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,393,158	$629,117	$795,639	$1		$—	$2,817,915
Net written premiums	1,175,558	512,245	710,062	21		—	2,397,886

Earned premiums	1,127,577	433,461	455,117	21		—	2,016,176
Losses and loss adjustment expenses:
Current accident year	(726,115)	(305,020)	(291,796)	—		—	(1,322,931)
Prior accident years	119,886	105,528	(43,412)	6,232		—	188,234
Amortization of policy acquisition costs	(236,998)	(71,079)	(109,945)	—		—	(418,022)
Other operating expenses	(202,059)	(106,478)	(46,408)	(299)		—	(355,244)
Underwriting profit (loss)	82,291	56,412	(36,444)	5,954		—	108,213
Net investment income	—	—	—	—		199,667	199,667
Net realized investment gains	—	—	—	—		38,492	38,492
Other revenues (insurance)	1,706	4,569	416	1,207		—	7,898
Other expenses (insurance)	(843)	(5,074)	—	(14,233)		—	(20,150)
Segment profit (loss)	$83,154	$55,907	$(36,028)	$(7,072)		$238,159	$334,120
Other revenues (non-insurance)							631,011
Other expenses (non-insurance)							(561,547)
Amortization of intangible assets							(34,796)
Interest expense							(65,199)
Income before income taxes							$303,589
U.S. GAAP combined ratio (1)	93%	87%	108%	NM	(2)		95%

	Six Months Ended June 30, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$1,337,258	$609,985	$723,090	$(21)		$—	$2,670,312
Net written premiums	1,131,978	471,035	629,407	86		—	2,232,506

Earned premiums	1,065,796	418,397	424,133	219		—	1,908,545
Losses and loss adjustment expenses:
Current accident year	(668,425)	(291,929)	(283,169)	—		—	(1,243,523)
Prior accident years	104,986	68,654	71,005	13,358		—	258,003
Amortization of policy acquisition costs	(220,589)	(67,145)	(90,601)	—		—	(378,335)
Other operating expenses	(189,789)	(118,023)	(54,047)	(74)		—	(361,933)
Underwriting profit	91,979	9,954	67,321	13,503		—	182,757
Net investment income	—	—	—	—		186,290	186,290
Net realized investment gains	—	—	—	—		38,420	38,420
Other revenues (insurance)	2,377	4,730	—	941		—	8,048
Other expenses (insurance)	(1,408)	(3,691)	—	(15,200)		—	(20,299)
Segment profit (loss)	$92,948	$10,993	$67,321	$(756)		$224,710	$395,216
Other revenues (non-insurance)							610,816
Other expenses (non-insurance)							(532,703)
Amortization of intangible assets							(34,464)
Interest expense							(64,538)
Loss on early extinguishment of debt							(44,100)
Income before income taxes							$330,227
U.S. GAAP combined ratio (1)	91%	98%	84%	NM	(2)		90%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2017	December 31, 2016
Segment assets:
Investing	$19,635,164	$19,029,584
Underwriting	6,080,825	5,397,696
Total segment assets	25,715,989	24,427,280
Non-insurance operations	1,487,352	1,448,019
Total assets	$27,203,341	$25,875,299

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Net reserves for losses and loss adjustment expenses, beginning of year	$8,108,717	$8,235,288
Foreign currency movements	57,991	(42,388)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	8,166,708	8,192,900
Incurred losses and loss adjustment expenses:
Current accident year	1,322,931	1,243,523
Prior accident years	(184,367)	(246,314)
Total incurred losses and loss adjustment expenses	1,138,564	997,209
Payments:
Current accident year	186,138	155,573
Prior accident years	829,126	874,698
Total payments	1,015,264	1,030,271
Effect of foreign currency rate changes	2,333	1,374
Net reserves for losses and loss adjustment expenses of acquired insurance companies	12,702	—
Net reserves for losses and loss adjustment expenses, end of period	8,305,043	8,161,212
Reinsurance recoverable on unpaid losses	2,007,652	2,038,687
Gross reserves for losses and loss adjustment expenses, end of period	$10,312,695	$10,199,899

In March 2015, the Company completed a retroactive reinsurance transaction to cede to a third party a portfolio of policies primarily comprised of liabilities arising from asbestos and environmental exposures that originated before 1992. Effective March 31, 2017, the related reserves, which totaled $69.1 million, were formally transferred to the third party by way of a Part VII transfer pursuant to the Financial Services and Markets Act 2000 of the United Kingdom. The Part VII transfer eliminates the uncertainty regarding the potential for adverse development of estimated ultimate liabilities on the underlying policies. Upon completion of the transfer in the first quarter of 2017, the Company recognized a previously deferred gain of $3.9 million, which is included in losses and loss adjustment expenses on the consolidated statement of income and comprehensive income for the six months ended June 30, 2017. This amount is excluded from the prior years' incurred losses and loss adjustment expenses for the six months ended June 30, 2017 in the above table as the deferred gain was included in other liabilities on the consolidated balance sheet as of December 31, 2016, rather than unpaid losses and loss adjustment expenses.

For the six months ended June 30, 2016, incurred losses and loss adjustment expenses in the above table exclude $11.7 million of favorable development on prior years loss reserves included in losses and loss adjustment expenses on the consolidated statement of income and comprehensive income related to the commutation of a property and casualty deposit contract, for which the underlying deposit liability was included in other liabilities on the consolidated balance sheet as of December 31, 2015, rather than unpaid losses and loss adjustment expenses.

For the six months ended June 30, 2017, the Company recorded net reserves for losses and loss adjustment expenses of $12.7 million as a result of the acquisition of SureTec.

For the six months ended June 30, 2017, incurred losses and loss adjustment expenses included $184.4 million of favorable development on prior years' loss reserves, which included $195.7 million of loss reserve redundancies on the Company's general liability, personal lines business and worker's compensation product lines within the U.S. Insurance segment, professional liability, general liability and marine and energy product lines within the International Insurance segment, and property and whole account product lines within the Reinsurance segment. Redundancies for the six months ended June 30, 2017 were partially offset by $85.0 million of adverse development resulting from a decrease in the discount rate, known as the Ogden Rate, used to calculate lump sum awards in United Kingdom (U.K.) bodily injury cases. Effective March 20, 2017, the Ogden Rate decreased from plus 2.5% to minus 0.75%, which represents the first rate change since 2001. The effect of the rate change is most impactful to the Company's U.K. auto casualty exposures through reinsurance contracts written in the Reinsurance segment. In late 2014, the Company ceased writing auto reinsurance in the U.K. The reduction in the Ogden Rate increased the expected claims payments on these exposures, and management increased loss reserves accordingly. The Company's estimate of the ultimate cost of settling these claims is based on many factors, and is subject to increase or decrease as the effect of changes in these factors becomes known over time.

For the six months ended June 30, 2016, incurred losses and loss adjustment expenses included $246.3 million of favorable development on prior years' loss reserves, which included $163.4 million of loss reserve redundancies on the Company's general liability and worker's compensation product lines within the U.S. Insurance segment, professional liability and marine and energy product lines within the International Insurance segment, and property and worker's compensation product lines within the Reinsurance segment. Redundancies for the six months ended June 30, 2016 were partially offset by $34.9 million of adverse development on our specified medical and medical malpractice product lines within the U.S. Insurance segment.

8. Senior Long-Term Debt

On April 12, 2017 the Company repaid its 7.20% unsecured senior notes due April 14, 2017 ($90.6 million principal outstanding at December 31, 2016).

9. Other Revenues and Other Expenses

The following tables summarize the components of other revenues and other expenses.

	Quarter Ended June 30,
	2017		2016
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$1,617	$1,493	$1,567	$2,821
Life and annuity	771	7,169	446	7,199
Other	—	1,320	—	—
	2,388	9,982	2,013	10,020
Non-Insurance:
Markel Ventures: Manufacturing	184,021	156,897	193,152	159,227
Markel Ventures: Non-Manufacturing	129,576	114,504	104,602	91,685
Investment management	9,277	11,195	7,350	10,836
Other	5,731	6,534	5,724	6,141
	328,605	289,130	310,828	267,889
Total	$330,993	$299,112	$312,841	$277,909

	Six Months Ended June 30,
	2017		2016
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$6,275	$3,346	$7,107	$5,099
Life and annuity	1,207	14,233	941	15,200
Other	416	2,571	—	—
	7,898	20,150	8,048	20,299
Non-Insurance:
Markel Ventures: Manufacturing	361,156	310,550	385,843	319,593
Markel Ventures: Non-Manufacturing	239,376	212,115	198,430	180,118
Investment management	18,636	26,130	14,523	20,766
Other	11,843	12,752	12,020	12,226
	631,011	561,547	610,816	532,703
Total	$638,909	$581,697	$618,864	$553,002

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

10. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2017		2016
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$1,046,833	$914,249	$957,244	$865,943
Assumed	310,331	312,538	320,405	295,868
Ceded	(219,507)	(193,213)	(227,103)	(210,952)
Net premiums	$1,137,657	$1,033,574	$1,050,546	$950,859

	Six Months Ended June 30,
	2017		2016
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$1,896,317	$1,777,235	$1,836,332	$1,733,387
Assumed	921,598	620,107	833,980	585,931
Ceded	(420,029)	(381,166)	(437,806)	(410,773)
Net premiums	$2,397,886	$2,016,176	$2,232,506	$1,908,545

The percentage of ceded earned premiums to gross earned premiums was 16% for the quarter and six months ended June 30, 2017 and 18% for the quarter and six months ended June 30, 2016. The percentage of assumed earned premiums to net earned premiums was 30% and 31% for the quarters ended June 30, 2017 and 2016, respectively, and 31% for the six months ended June 30, 2017 and 2016.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $109.0 million and $75.5 million for the quarters ended June 30, 2017 and 2016, respectively, and $208.6 million and $206.1 million for the six months ended June 30, 2017 and 2016, respectively.

11. Life and Annuity Benefits

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During the quarter and six months ended June 30, 2016, the Company recognized a reserve deficiency resulting from a decrease in the market yield on the investment portfolio supporting the policy benefit reserves by increasing life and annuity benefits by $47.9 million and decreasing the change in net unrealized holding gains included in other comprehensive income by a corresponding amount. No adjustment was required for the quarter or six months ended June 30, 2017.

12. Variable Interest Entities

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

The Funds and the reinsurance company are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Funds or the reinsurance company, as the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. Investment management fees earned by the Company from unconsolidated Funds were $9.3 million and $7.4 million for the quarters ended June 30, 2017 and 2016, respectively, and $18.6 million and $14.5 million for the six months ended June 30, 2017 and 2016, respectively. The Company is the sole investor in one of the Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary.

As of June 30, 2017, total assets of the Markel Diversified Fund were $186.0 million and total liabilities were $63.8 million. As of December 31, 2016, total assets of the Markel Diversified Fund were $166.8 million and total liabilities were $64.6 million. The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Total assets of the Markel Diversified Fund include an investment in one of the unconsolidated Funds totaling $183.3 million as of June 30, 2017 and $165.1 million as of December 31, 2016, which represents 5% of the outstanding preference shares of that fund as of June 30, 2017 and 6% as of December 31, 2016. This investment is included in equity securities (available-for-sale) on the Company's consolidated balance sheets. Total liabilities of the Markel Diversified Fund for both periods includes a $62.5 million note payable, delivered as part of the consideration provided for its investment. This note payable is included in senior long-term debt and other debt on the Company's consolidated balance sheets. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company's general credit.

The Company's exposure to risk from the unconsolidated Funds and reinsurance company is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of June 30, 2017, total investment and insurance assets under management of MCIM for unconsolidated VIEs were $4.4 billion.

13. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income to shareholders	$149,660	$78,797	$219,529	$239,167
Adjustment of redeemable noncontrolling interests	(5,141)	(2,529)	(20,284)	(5,981)
Adjusted net income to shareholders	$144,519	$76,268	$199,245	$233,186

Basic common shares outstanding	13,977	14,012	13,987	14,003
Dilutive potential common shares from conversion of options	2	4	2	5
Dilutive potential common shares from conversion of restricted stock	40	72	43	79
Diluted shares outstanding	14,019	14,088	14,032	14,087
Basic net income per share	$10.34	$5.44	$14.25	$16.65
Diluted net income per share	$10.31	$5.41	$14.20	$16.55

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

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the six months ended June 30, 2017 and 2016.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2015	$1,472,762	$(72,696)	$(45,558)	$1,354,508
Other comprehensive income before reclassifications	388,273	2,189	—	390,462
Amounts reclassified from accumulated other comprehensive income	(23,550)	—	857	(22,693)
Total other comprehensive income	364,723	2,189	857	367,769
June 30, 2016	$1,837,485	$(70,507)	$(44,701)	$1,722,277

December 31, 2016	$1,714,930	$(84,406)	$(64,658)	$1,565,866
Other comprehensive income before reclassifications	350,349	3,491	—	353,840
Amounts reclassified from accumulated other comprehensive income	(9,391)	—	1,618	(7,773)
Total other comprehensive income	340,958	3,491	1,618	346,067
June 30, 2017	$2,055,888	$(80,915)	$(63,040)	$1,911,933

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Change in net unrealized gains on investments:
Net holding gains arising during the period	$93,935	$71,381	$168,928	$187,880
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	—	9	—	(6)
Reclassification adjustments for net gains (losses) included in net income	136	(2,333)	(2,396)	(7,810)
Change in net unrealized gains on investments	94,071	69,057	166,532	180,064
Change in foreign currency translation adjustments	(466)	(1,618)	(503)	(1,695)
Change in net actuarial pension loss	154	86	333	188
Total	$93,759	$67,525	$166,362	$178,557

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(604)	$(3,675)	$(3,817)	$(12,080)
Net realized investment gains, excluding other-than-temporary impairment losses	690	16,575	15,604	43,440
Total before taxes	86	12,900	11,787	31,360
Income taxes	136	(2,333)	(2,396)	(7,810)
Reclassification of unrealized holding gains, net of taxes	$222	$10,567	$9,391	$23,550

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(1,056)	$(480)	$(1,951)	$(1,045)
Income taxes	154	86	333	188
Reclassification of net actuarial pension loss, net of taxes	$(902)	$(394)	$(1,618)	$(857)

15. Contingencies

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
The CVR holder representative, Thomas Yeransian, has disputed the Company's estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that the Company is in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest (approximately $10.6 million through June 30, 2017) and default interest (up to an additional $9.3 million through June 30, 2017, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation (the Company).

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

In April 2017, we completed the acquisition of SureTec Financial Corp. (SureTec), a Texas-based privately held surety company primarily offering contract, commercial and court bonds. Results attributable to SureTec are included in the U.S. Insurance segment.

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

Our non-insurance operations also include our Markel CATCo operations, which are conducted through Markel CATCo Investment Management Ltd. (MCIM). MCIM is an insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
U.S. Insurance segment underwriting profit	$42,982	$34,653	$82,291	$91,979
International Insurance segment underwriting profit (loss)	32,061	(961)	56,412	9,954
Reinsurance segment underwriting profit (loss)	34,820	30,322	(36,444)	67,321
Other Insurance (Discontinued Lines) segment underwriting profit (loss)	698	(291)	5,954	13,503
Net investment income	99,299	94,996	199,667	186,290
Net realized investment gains	17,627	17,241	38,492	38,420
Other revenues	330,993	312,841	638,909	618,864
Other expenses	(299,112)	(277,909)	(581,697)	(553,002)
Amortization of intangible assets	(18,026)	(17,204)	(34,796)	(34,464)
Interest expense	(31,797)	(33,697)	(65,199)	(64,538)
Loss on early extinguishment of debt	—	(44,100)	—	(44,100)
Income tax expense	(58,118)	(35,218)	(81,122)	(85,908)
Net income attributable to noncontrolling interests	(1,767)	(1,876)	(2,938)	(5,152)
Net income to shareholders	$149,660	$78,797	$219,529	$239,167

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

Consolidated
The following table presents selected data from our underwriting operations.

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017		2016		2017		2016
Gross premium volume	$1,357,164		$1,277,649		$2,817,915		$2,670,312
Net written premiums	1,137,657		1,050,546		2,397,886		2,232,506
Net retention	84%		82%		85%		84%
Earned premiums	1,033,574		950,859		2,016,176		1,908,545
Losses and loss adjustment expenses	522,978		511,556		1,134,697		985,520
Underwriting, acquisition and insurance expenses	400,035		375,580		773,266		740,268
Underwriting profit	110,561		63,723		108,213		182,757

U.S. GAAP Combined Ratios
U.S. Insurance	93%		94%		93%		91%
International Insurance	86%		100%		87%		98%
Reinsurance	85%		86%		108%		84%
Other Insurance (Discontinued Lines)	NM	(1)	NM	(1)	NM	(1)	NM	(1)
Markel Corporation (Consolidated)	89%		93%		95%		90%

(1)	NM – Ratio is not meaningful.

Our combined ratio was 89% and 95% for the quarter and six months ended June 30, 2017, respectively, compared to 93% and 90% for the same periods of 2016.

The decrease in the consolidated combined ratio for the quarter ended June 30, 2017 was driven by the impact of the Canadian wildfires that occurred in the second quarter of 2016 and more favorable development on prior years' loss reserves compared to the same period of 2016. The consolidated combined ratio for the quarter ended June 30, 2016 included $25.3 million, or three points on the consolidated combined ratio, of underwriting loss related to the Canadian wildfires. The increase in prior year redundancies for the quarter ended June 30, 2017 was attributable to our International Insurance and U.S. Insurance segments. Higher earned premiums across all of our segments had a favorable impact on the consolidated expense ratio. This favorable impact was partially offset by higher general expenses in our U.S. Insurance segment and higher commissions in our Reinsurance segment.

The increase in the consolidated combined ratio for the six months ended June 30, 2017 was driven by less favorable development on prior years' loss reserves. The consolidated combined ratio for the six months ended June 30, 2017 included $85.0 million, or four points, of adverse development on prior years' loss reserves resulting from a decrease in the discount rate, known as the Ogden Rate, used to calculate lump sum awards in United Kingdom (U.K.) bodily injury cases. Effective March 20, 2017, the Ogden Rate decreased from plus 2.5% to minus 0.75%, which represents the first rate change since 2001. The effect of the rate change is most impactful to our U.K. auto casualty exposures through reinsurance contracts written in our Reinsurance segment. We ceased writing new U.K. auto business in late 2014. The reduction in the Ogden Rate increased the expected claims payments on these exposures, and management increased loss reserves accordingly. Our estimate of the ultimate cost of settling these claims is based on many factors, and is subject to increase or decrease as the effect of changes in these factors becomes known over time. Higher earned premiums across all of our segments had a favorable impact on the consolidated expense ratio. This favorable impact was partially offset by higher commissions in our Reinsurance segment.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 93% for both the quarter and six months ended June 30, 2017 compared to 94% and 91% for the same periods of 2016.

For the quarter ended June 30, 2017, the decrease in the combined ratio was driven by more favorable development on prior years' loss reserves.

•
The current accident year loss ratio for the quarter ended June 30, 2017 was flat compared to the quarter ended June 30, 2016. Higher attritional losses on our property product lines in 2017 were offset by a favorable impact from our new surety business, which was acquired during the second quarter of 2017 and carries a lower loss ratio than other products in the segment.

•
The U.S. Insurance segment's combined ratio for the quarter ended June 30, 2017 included $77.3 million of favorable development on prior years' loss reserves compared to $66.3 million for the same period in 2016. The increase in redundancies was primarily due to adverse development on our medical malpractice and specified medical product lines in the second quarter of 2016. There was no development on these product lines in the second quarter of 2017. In 2017, the favorable development on prior years' loss reserves was most significant on our general liability product lines across several accident years, workers compensation product lines, primarily on the 2013 through 2016 accident years, and professional liability product lines across several accident years. The favorable development in 2016 was most significant on our general liability, property and workers compensation product lines.

•
The expense ratio was flat for the quarter ended June 30, 2017. A favorable impact from higher earned premiums was offset by higher general expenses, largely due to non-recurring acquisition-related expenses.

For the six months ended June 30, 2017, the increase in the combined ratio was driven by a higher current accident year loss ratio, partially offset by more favorable development on prior years' loss reserves.

•	The increase in the current accident year loss ratio for the six months ended June 30, 2017 was due to higher attritional losses compared to 2016, across various product lines.

•
The U.S. Insurance Segment's combined ratio for the six months ended June 30, 2017 included $119.9 million of favorable development on prior years' loss reserves compared to $105.0 million for the same period in 2016. The increase in favorable development was due to adverse development on our medical malpractice and specified medical product lines in the first six months of 2016. There was no development on these product lines in the first six months of 2017. The favorable development on prior years' loss reserves in 2017 was most significant on our general liability product lines across several accident years, workers compensation product lines, on the 2012 through 2016 accident years, and personal lines business, on the 2014 through 2016 accident years. During 2016, favorable development on prior years' loss reserves was most significant on our general liability and workers compensation product lines.

International Insurance Segment

The combined ratio for the International Insurance segment was 86% and 87% for the quarter and six months ended June 30, 2017, respectively, compared to 100% and 98% for the same periods of 2016.

For the quarter ended June 30, 2017, the decrease in the combined ratio was driven by a lower expense ratio, more favorable development on prior years' loss reserves and a lower current accident year loss ratio.

•
The decrease in the current accident year loss ratio for the quarter ended June 30, 2017 compared to 2016 was driven by the impact of the Canadian wildfires that occurred in the second quarter of 2016. The current accident year loss ratio for the quarter ended June 30, 2016 included $4.6 million, or two points on the segment combined ratio, of underwriting loss related to the Canadian wildfires.

•
The International Insurance segment's combined ratio for the quarter ended June 30, 2017 included $55.3 million of favorable development on prior years' loss reserves compared to $39.0 million in 2016. The increase in reserve redundancies on prior years' loss reserves was driven by more favorable development on our professional liability product lines in the second quarter of 2017 compared the same period of 2016. For both the quarter ended June 30, 2017 and 2016, favorable development was most significant on our professional liability product lines across several accident years.

•
The expense ratio for the International Insurance segment decreased primarily due to the write off of previously capitalized software development costs in the second quarter of 2016 and a favorable impact from higher earned premium and lower profit sharing in the second quarter of 2017 compared to 2016.

For the six months ended June 30, 2017, the decrease in the combined ratio was driven by more favorable development on prior years' loss reserves and a lower expense ratio compared to the same period of 2016.

•
The current accident year loss ratio for the six months ended June 30, 2017 increased slightly compared to the prior year period. In 2017, we experienced higher attritional loss ratios across several product lines compared to the prior year period. The current accident year loss ratio for the six months ended June 30, 2016 included $4.6 million, or one point on the segment combined ratio, of underwriting loss related to the Canadian wildfires.

•
The International Insurance segment's combined ratio for the six months ended June 30, 2017 included $105.5 million of favorable development on prior years' loss reserves compared to $68.7 million in 2016. The increase in loss reserve redundancies on prior years' loss reserves in 2017 compared to 2016 was driven by more favorable development on our general liability product lines in 2017. For the six months ended June 30, 2017, the favorable development on prior years' loss reserves was most significant on our professional liability and general liability product lines across several accident years and our marine and energy product lines, primarily on the 2013 through 2015 accident years. For the six months ended June 30, 2016, the favorable development on prior years' loss reserves was most significant on our professional liability and marine and energy product lines.

•
The decrease in the expense ratio was primarily due to the write off of previously capitalized software development costs during the second quarter of 2016, lower profit sharing, and the favorable impact from higher earned premium in the first six months of 2017 compared to 2016. These decreases were partially offset by the impact of changes in the mix of business in this segment, most notably as the result of higher retentions on products with higher net commission rates in 2017 compared to 2016.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 85% and 108% for the quarter and six months ended June 30, 2017, respectively, compared to 86% and 84% for the same periods of 2016.

For the quarter ended June 30, 2017 the decrease in the combined ratio was driven by a lower current accident year loss ratio, partially offset by less favorable development on prior years' loss reserves and a higher expense ratio in 2017 compared to the same period of 2016.

•
The decrease in the current accident year loss ratio for the quarter ended June 30, 2017 compared to 2016 was driven by the impact of the Canadian wildfires that occurred in the second quarter of 2016. The current accident year loss ratio for the quarter ended June 30, 2016 included $20.7 million, or ten points on the segment combined ratio, of underwriting loss related to the Canadian wildfires. In the second quarter of 2017, we experienced higher attritional losses compared to the same period of 2016, primarily on our property product lines.

•
The Reinsurance segment's combined ratio for the quarter ended June 30, 2017 included $28.2 million of favorable development on prior years' loss reserves compared to $34.6 million of favorable development in 2016. The decrease in favorable development on prior years' loss reserves was driven primarily by less favorable development on our property product lines, partially offset by more favorable development on our whole account business. For the quarter ended June 30, 2017, favorable development on prior years' loss reserves was most significant on our whole account product line on the 2010 through 2014 accident years. For the quarter ended June 30, 2016, the favorable development was most significant on our property product lines.

•
The increase in the expense ratio was primarily due to higher commissions as a result of higher earned premiums on our quota share business in 2017 compared to 2016, which carries a higher commission rate than other business in the Reinsurance segment, partially offset by lower profit sharing expenses in 2017 compared to 2016.

For the six months ended June 30, 2017 the increase in the combined ratio was driven by adverse development on prior year loss reserves, partially offset by a lower current accident year ratio.

•
The current accident year loss ratio for the quarter ended June 30, 2016 included $20.7 million, or five points on the segment combined ratio, of underwriting loss related to the Canadian wildfires that occurred in the second quarter of 2016. In 2017, we had more unfavorable premium adjustments related to prior accident years compared to 2016.

•
The Reinsurance segment's combined ratio for the six months ended June 30, 2017 included $43.4 million of adverse development on prior years' loss reserves compared to $71.0 million of favorable development in 2016. The adverse development on prior years' loss reserves in 2017 is primarily due to the decrease in the Ogden Rate, as previously discussed, which resulted in $85.0 million of adverse development, or 19 points on the Reinsurance segment combined ratio. Also contributing to the unfavorable variance to the prior year period was less favorable development on our property product line in 2017 compared to 2016. For the six months ended June 30, 2017, favorable development was most significant on our whole account product line on the 2010 through 2014 accident years and on our property product line on the 2012 through 2015 accident years. The favorable development on prior years' loss reserves in 2016 was most significant on our property and workers compensation product lines.

•
The expense ratio was flat for the six months ended June 30, 2017 compared to the same period of 2016. In 2017, higher commissions as a result of higher earned premiums on our quota share business were offset by lower profit sharing compared to the same period of 2016.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $0.7 million and $6.0 million for the quarter and six months ended June 30, 2017, respectively, compared to an underwriting loss of $0.3 million and an underwriting profit of $13.5 million for the same periods of 2016. The underwriting profit in the first six months of 2017 was driven by the Part VII transaction completed during the first quarter. See note 7 of the notes to the consolidated financial statements. The underwriting profit for the six months ended June 30, 2016 was driven by favorable development related to a commutation that was triggered during the first quarter of 2016.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
U.S. Insurance	$753,329	$689,468	$1,393,158	$1,337,258
International Insurance	355,949	318,581	629,117	609,985
Reinsurance	247,902	269,604	795,639	723,090
Other Insurance (Discontinued Lines)	(16)	(4)	1	(21)
Total	$1,357,164	$1,277,649	$2,817,915	$2,670,312

Gross premium volume for both the quarter and six months ended June 30, 2017 increased 6%, compared to the same periods of 2016. The increase in gross premium volume for the quarter ended June 30, 2017 was attributable to the U.S. Insurance and International Insurance segments, partially offset by lower gross premium volume in our Reinsurance segment. The increase in gross premium volume for the six months ended June 30, 2017 was attributable to an increase in gross premium volume across all three of our ongoing underwriting segments.

Gross premium volume in our U.S. Insurance segment increased 9% and 4% for the quarter and six months ended June 30, 2017, respectively. The increase in gross premium volume for both the quarter and six months ended June 30, 2017 was driven by growth within our general liability and personal lines product lines as well as increased premiums from our new surety business which was acquired in the second quarter of 2017.

Gross premium volume in our International Insurance segment increased 12% and 3% for the quarter and six months ended June 30, 2017, respectively. The increase in gross premium volume for both the quarter and six months ended June 30, 2017 was primarily due to higher premium volume within our marine and energy and excess liability product lines, partially offset by an unfavorable impact from foreign currency exchange rate movements.

Gross premium volume in our Reinsurance segment decreased 8% for the quarter ended June 30, 2017 and increased 10% for the six months ended June 30, 2017. The decrease in gross premium volume for the quarter ended June 30, 2017 was driven by lower gross premium volume in our credit and surety product line due to a multi-year contract that was entered into in 2016, as well as lower gross premium volume in our auto, agriculture and property product lines. These decreases were partially offset by higher gross premium volume in our general liability product line. The increase in gross premium volume for the six months ended June 30, 2017 was driven by $136.5 million of premium related to two large specialty quota share treaties entered into in the first quarter of 2017, as well as higher gross premium volume in our professional liability product lines. These increases were partially offset by lower gross premium volume in our property, auto and general liability product lines. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant deals and multi-year contracts.

We have continued to see small price decreases across many of our product lines during 2017, especially in our international business across most of our property product lines, as well as on our marine and energy lines. Our large account business is also subject to more pricing pressure. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
U.S. Insurance	$630,453	$579,233	$1,175,558	$1,131,978
International Insurance	286,833	244,636	512,245	471,035
Reinsurance	220,466	226,681	710,062	629,407
Other Insurance (Discontinued Lines)	(95)	(4)	21	86
Total	$1,137,657	$1,050,546	$2,397,886	$2,232,506

Net retention of gross premium volume for the quarter and six months ended June 30, 2017 was 84% and 85%, respectively, compared to 82% and 84%, respectively, for the same periods of 2016. The increase in net retention for the both the quarter and six months ended June 30, 2017 compared to the same periods of 2016 was driven by higher retention within the International Insurance and Reinsurance segments. The increase in net retention within the International Insurance segment for both periods of 2017 was largely due to higher retention on our professional liability and marine and energy product lines. The increase in net retention within the Reinsurance segment for the quarter ended June 30, 2017 was primarily driven by higher retentions on our property product lines. The increase in net retention within the Reinsurance segment for the six months ended June 30, 2017 was primarily due to changes in the mix of business. Net retention in the U.S. Insurance segment was flat for both the quarter and six months ended June 30, 2017 compared to the same periods of 2016. This was due to higher retention on our casualty product lines, offset by lower retention on our personal lines business.

Earned Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
U.S. Insurance	$578,241	$533,328	$1,127,577	$1,065,796
International Insurance	225,948	203,052	433,461	418,397
Reinsurance	229,480	214,514	455,117	424,133
Other Insurance (Discontinued Lines)	(95)	(35)	21	219
Total	$1,033,574	$950,859	$2,016,176	$1,908,545

Earned premiums for the quarter and six months ended June 30, 2017 increased 9% and 6%, respectively, compared to the same periods of 2016. The increase in earned premiums for both the quarter and six months ended June 30, 2017 was attributable to an increase in earned premiums across all three of our ongoing underwriting segments. The increase in earned premiums in our U.S. Insurance segment for both periods of 2017 was primarily due to the increase in gross premium volume as described above. The increase in earned premiums in our International Insurance segment for both the quarter and six months ended June 30, 2017 was attributable to an increase in earned premiums across multiple product lines, partially offset by an unfavorable impact from movements in foreign currency exchange rates. The increase in earned premiums in our Reinsurance segment for the quarter ended June 30, 2017 was primarily due to higher earned premiums in our whole account, professional liability and general liability product lines, partially offset by lower earned premiums in our auto product line. The increase in earned premiums in our Reinsurance segment for the six months ended June 30, 2017 was primarily due to gross premium volume related to the two large specialty quota share treaties entered into in the first quarter of 2017, as described above, as well as an increase in gross premium volume related to our professional liability product lines. These increases were partially offset by lower gross premium volume within our auto product line.

Investing Results

The following table summarizes our investment performance.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net investment income	$99,299	$94,996	$199,667	$186,290
Net realized investment gains	$17,627	$17,241	$38,492	$38,420
Change in net unrealized gains on investments	$283,918	$255,844	$507,490	$592,691
Investment yield (1)	0.6%	0.6%	1.3%	1.2%
Taxable equivalent total investment return, before foreign currency effect			4.3%	4.9%
Taxable equivalent total investment return			4.8%	4.9%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income for both the quarter and six months ended June 30, 2017 was driven by an increase in short-term investment income, primarily due to higher short-term interest rates, higher dividend income due to increased equity holdings, and higher interest income on our fixed maturity portfolio, due to increased holdings of fixed maturities compared to the same periods of 2016. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income. Net realized investment gains for the quarter and six months ended June 30, 2017 included write downs for other-than-temporary declines in the estimated fair value of investments of $0.6 million and $3.8 million, respectively, all of which were attributable to equity securities. Net realized investment gains for the quarter and six months ended June 30, 2016 included write downs for other-than-temporary declines in the estimated fair value of investments of $3.7 million and $12.1 million, respectively, all of which were attributable to equity securities.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At June 30, 2017, we held securities with gross unrealized losses of $54.7 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at June 30, 2017. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Six Months Ended June 30,
	2017	2016
Investment yield (1)	1.3%	1.2%
Adjustment of investment yield from amortized cost to fair value	(0.2)%	(0.2)%
Net amortization of net premium on fixed maturities	0.2%	0.2%
Net realized investment gains and change in net unrealized gains on investments	2.9%	3.5%
Taxable equivalent effect for interest and dividends (2)	0.2%	0.2%
Other (3)	0.4%	—%
Taxable equivalent total investment return	4.8%	4.9%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Operating revenues	$313,597	$297,754	$600,532	$584,273
Net income to shareholders	$20,548	$21,957	$34,547	$36,030
EBITDA	$49,241	$50,898	$90,933	$92,042

Revenues from our Markel Ventures operations increased $15.8 million and $16.3 million for the quarter and six months ended June 30, 2017, respectively, compared to the same periods of 2016. In both periods, the increase in revenues was primarily attributable to higher revenues in our non-manufacturing operations, partially offset by lower revenues in certain of our manufacturing operations due to lower sales volumes in 2017 compared to 2016.

Net income to shareholders and EBITDA from our Markel Ventures operations decreased for the quarter and six months ended June 30, 2017 due to lower sales volumes in certain of our manufacturing operations, partially offset by more favorable results in most of our non-manufacturing operations compared to the same periods of 2016.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income to shareholders	$149,660	$78,797	$219,529	$239,167
Income before income taxes from other Markel operations	(175,952)	(80,745)	(244,967)	(269,098)
Income tax expense from other Markel operations	46,840	23,905	59,985	65,961
Markel Ventures net income to shareholders	20,548	21,957	34,547	36,030
Interest expense (1)	2,945	3,953	6,423	7,605
Income tax expense	10,324	10,185	19,473	19,063
Depreciation expense	8,973	8,049	17,668	15,828
Amortization of intangible assets	6,451	6,754	12,822	13,516
Markel Ventures EBITDA - Total	$49,241	$50,898	$90,933	$92,042

Markel Ventures EBITDA - Manufacturing	$29,944	$35,879	$56,675	$70,518
Markel Ventures EBITDA - Non-Manufacturing	19,297	15,019	34,258	21,524
Markel Ventures EBITDA - Total	$49,241	$50,898	$90,933	$92,042

(1)
Interest expense for the quarters ended June 30, 2017 and 2016 includes intercompany interest expense of $2.0 million and $2.4 million, respectively. Interest expense for the six months ended June 30, 2017 and 2016 includes intercompany interest expense of $4.0 million and $4.7 million, respectively.

Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense was $31.8 million and $65.2 million for the quarter and six months ended June 30, 2017, respectively, compared to $33.7 million and $64.5 million for the same periods of 2016. The decrease in interest expense for the quarter ended June 30, 2017 was primarily due to the repayment of our 7.20% unsecured senior notes in April of 2017. The increase in interest expense for the six months ended June 30, 2017 was due to interest expense associated with our 5.0% unsecured senior notes, which were issued in the second quarter of 2016, partially offset by the partial purchase of our 7.125% unsecured senior notes and our 7.35% unsecured senior notes in the second quarter of 2016 and the repayment of our 7.20% unsecured senior notes in the second quarter of 2017.

In connection with the purchase of a portion of our 7.125% unsecured senior notes due 2034 and 7.125% unsecured senior notes due 2019 in the second quarter of 2016, we recognized a loss on early extinguishment of debt of $44.1 million during the quarter and six months ended June 30, 2016.

Income Taxes

The effective tax rate was 27% and 26% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate differs from the U.S. statutory tax rate of 35%, for both periods, primarily as a result of tax-exempt investment income.

Our effective tax rate, which is based upon the estimated annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

Comprehensive Income to Shareholders

Comprehensive income to shareholders was $342.4 million for the second quarter of 2017 compared to $209.9 million for the same period of 2016. Comprehensive income to shareholders for the second quarter of 2017 included an increase in net unrealized gains on investments, net of taxes, of $189.8 million and net income to shareholders of $149.7 million. Comprehensive income to shareholders for the second quarter of 2016 included an increase in net unrealized gains on investments, net of taxes, of $138.9 million and net income to shareholders of $78.8 million.

Comprehensive income to shareholders was $565.6 million for the six months ended June 30, 2017 compared to $606.9 million for the same period of 2016. Comprehensive income to shareholders for the six months ended June 30, 2017 included an increase in net unrealized gains on investments, net of taxes, of $341.0 million and net income to shareholders of $219.5 million. Comprehensive income to shareholders for the six months ended June 30, 2016 included an increase in net unrealized gains on investments, net of taxes, of $364.7 million and net income to shareholders of $239.2 million.

The increase in net unrealized gains on investments, net of taxes, for both the quarter and six months ended June 30, 2017 was attributable to an increase in the fair value of both our fixed maturity and equity portfolios compared to March 31, 2017 and December 31, 2016, respectively.

The increase in net unrealized gains on investments, net of taxes, for both the quarter and six months ended June 30, 2016 was attributable to an increase in the fair value of both our fixed maturity and equity portfolios compared to March 31, 2016 and December 31, 2015, respectively. The increase in net unrealized gains on investments for both the quarter and six months ended June 30, 2016 was net of a $47.9 million adjustment to reclassify unrealized gains on the investments supporting future policy benefits to life and annuity benefit reserves. No adjustment was required for the quarter or six months ended June 30, 2017. See note 11 of the notes to consolidated financial statements for further discussion of this adjustment.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $19.7 billion at June 30, 2017 compared to $19.1 billion at December 31, 2016. Net unrealized gains on investments, net of taxes, were $2.1 billion at June 30, 2017 compared to $1.7 billion at December 31, 2016. Equity securities were $5.3 billion, or 27% of invested assets, at June 30, 2017, compared to $4.7 billion, or 25% of invested assets, at December 31, 2016.

Net cash provided by operating activities was $237.9 million for the six months ended June 30, 2017 compared to $70.2 million for the same period of 2016. Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was net of cash payments of $45.8 million and $51.9 million, respectively, made in connection with commutations that were completed during the respective periods. Net cash flows from operating activities for the six months ended June 30, 2017 reflected higher premium collections in the U.S. Insurance segment, lower claims settlement activity, primarily in our International Insurance segment, and lower payments for employee profit sharing compared to the same period of 2016.

Net cash provided by investing activities was $436.8 million for the six months ended June 30, 2017 compared to net cash used by investing activities of $1.0 billion for the same period of 2016. The increase in cash provided by investing activities was primarily a result of a decrease in our holdings in short-term investments during the six months ended June 30, 2017 compared to an increase in the same period of 2016. During the first six months of 2017, the proceeds from the sales, maturities and calls of fixed maturities and sales of equity securities were reinvested in fixed maturities and equity securities. Net cash provided by investing activities during the six months ended June 30, 2017 was net of $202.0 million of cash, net of cash acquired, used to complete acquisitions. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $198.6 million for the six months ended June 30, 2017 compared to net cash provided by financing activities of $229.9 million for the same period of 2016. During the second quarter of 2017, we used cash of $90.6 million to repay the remaining outstanding balance of our 7.20% unsecured senior notes due April 14, 2017. During the second quarter of 2016, we issued $500 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds were $493.1 million. We used a portion of these proceeds to purchase $70.2 million of principal on our 7.35% unsecured senior notes due 2034 and $108.8 million of principal on our 7.125% unsecured senior notes due 2019 through a tender offer at a total purchase price $95.0 million and $126.4 million, respectively. Cash of $59.2 million and $15.2 million was used to repurchase shares of our common stock during the first six months of 2017 and 2016, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 22% at June 30, 2017 and 23% at December 31, 2016.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $2.0 billion and $2.5 billion of invested assets at June 30, 2017 and December 31, 2016, respectively. The decrease in invested assets is primarily due to the acquisition of SureTec and the repayment of our 7.20% unsecured senior notes during the second quarter of 2017.

Shareholders' equity was $9.0 billion at June 30, 2017 and $8.5 billion at December 31, 2016. Book value per share increased to $643.37 at June 30, 2017 from $606.30 at December 31, 2016, primarily due to $565.6 million of comprehensive income to shareholders for the six months ended June 30, 2017.

On July 19, 2017, we entered into a definitive agreement to acquire 81% of Costa Farms, a Florida-based privately held grower of house and garden plants. Cash consideration for the purchase is currently estimated to be approximately $255 million; however, total consideration will include contingent consideration and additional cash consideration, which are expected to fluctuate based on actual conditions to be determined upon closing. The transaction is subject to customary closing conditions, and is expected to close in the third quarter of 2017.

On July 26, 2017, we entered into a definitive merger agreement to acquire State National Companies, Inc. See Part II, Item 5 for further discussion.

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

The effects of Brexit will depend in part on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could impair or end the ability of both Markel International Insurance Company Limited (MIICL) and our Lloyd's syndicate to transact business in E.U. countries from our U.K. offices and MIICL's ability to maintain its current branches in E.U. member countries. We have taken preliminary steps to obtain regulatory approval to establish an insurance company in Germany in order to continue transacting E.U. business if U.K. access to E.U. markets ceases or is materially impaired. The Society of Lloyd's has announced that it will be setting up a new European insurance company in Brussels in order to maintain access to E.U. business for Lloyd's syndicates. Access to E.U. markets through a solution devised by the Society of Lloyd's may supplement, or serve as an alternative to, a new E.U.-based insurance carrier for business we transact in the E.U.

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

Certain of our non-U.S. insurance operations underwrite global marine hull policies and global marine hull war policies that provide coverage for vessels or fleets navigating into and out of ports worldwide, potentially including Iran. Under a global marine hull war policy, the insured is required to give notice before entering designated areas, including Iran. During the quarter ended June 30, 2017 we have received notice that one or more vessels covered by a global marine hull war policy were entering Iranian waters. However, no additional premium is required under global marine hull policies or global marine hull war policies for calling into Iran. During the quarter ended June 30, 2017, we have not been asked to cover a specific voyage into or out of Iran that would result in a separate, allocable premium for that voyage.

Certain of our non-U.S. reinsurance operations underwrite marine, energy, aviation and trade credit liability treaties on a worldwide basis and, as a result, it is possible that the underlying insurance portfolios may have exposure to the Iranian petroleum industry and its related products and service providers.

We provide two energy construction reinsurance contracts in Iran, two Iran-related marine liability contracts, two Iran-related marine cargo contracts and one Iran-related hull war contract. These contracts have been underwritten through our syndicate at Lloyd's and one of our non-U.S. insurance companies. We expect our portion of the premium for these contracts to be approximately $2 million in the aggregate. Except for these contracts, we are not aware of any premium apportionment with respect to underwriting, insurance or reinsurance activities of our non-U.S. insurance subsidiaries reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance portfolios underlying our reinsurance treaties, we believe that the premiums associated with such business would be immaterial.

Our non-U.S. insurance subsidiaries intend to continue to provide insurance and reinsurance for coverage of Iran-related risks, if at all, only to the extent permitted under, and in accordance with, General License H or other applicable economic or trade sanctions requirements or licenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign currency exchange rate risk associated with our international operations. Various companies within our Markel Ventures operations are subject to commodity price risk; however, this risk is not material to the Company. During the six months ended June 30, 2017, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2016.

The estimated fair value of our investment portfolio at June 30, 2017 was $19.7 billion, 73% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 27% of which was invested in equity securities. At December 31, 2016, the estimated fair value of our investment portfolio was $19.1 billion, 75% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 25% of which was invested in equity securities.

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with approximately 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2017, approximately 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the six months ended June 30, 2017, there were no material changes in our foreign government fixed maturity holdings.

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

There were no changes in our internal control over financial reporting during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The CVR holder representative, Thomas Yeransian, has disputed our estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that we are in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest (approximately $10.6 million through June 30, 2017) and default interest (up to an additional $9.3 million through June 30, 2017, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended June 30, 2017.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2017 through April 30, 2017	10,640	$970.97	10,640	$202,078
May 1, 2017 through May 31, 2017	12,320	$965.07	12,320	$190,188
June 1, 2017 through June 30, 2017	12,320	$976.84	12,320	$178,153
Total	35,280	$970.96	35,280	$178,153

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

Item 5. Other Information

On July 26, 2017, we entered into a definitive merger agreement to acquire State National Companies, Inc. (NASDAQ: SNC) (State National). State National is a leading specialty provider of property and casualty insurance services operating in two niche markets across the United States. In its Program Services segment, State National provides access to the U.S. property and casualty insurance market in exchange for ceding fees. In its Lender Services segment, State National specializes in providing collateral protection insurance, which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies.

Under the merger agreement, State National stockholders will receive $21.00 in cash for each outstanding share of State National common stock (other than restricted shares that do not vest in connection with the transaction) (the Merger Consideration). Each holder of outstanding options to acquire State National common stock (whether or not vested) will receive the excess of the Merger Consideration over the exercise price of the options. Outstanding unvested restricted shares of State National common stock will become (i) fully vested in the case of time-based vesting restricted stock or (ii) vested at the target level of performance in the case of performance-based vesting restricted stock, and each holder of State National restricted stock will receive the Merger Consideration for each vested share of State National restricted stock. The aggregate merger consideration, including net cash payments for State National options and restricted stock, would be approximately $919 million.

The transaction is subject to customary closing conditions, including regulatory approvals and the approval of State National’s stockholders, and is expected to close in the fourth quarter of 2017. In connection with the transaction, certain stockholders representing approximately 37% of State National’s issued and outstanding common stock have agreed to vote in favor of the merger agreement and the merger, subject to certain exceptions.

Additional information regarding the transaction, the merger agreement and certain related agreements (including the voting agreements described above) is discussed in State National’s Current Report on Form 8-K filed on July 26, 2017, and a copy of the merger agreement has been filed as an exhibit to that report.

The proposed transaction is subject to risks and uncertainties, including: (A) that State National and we may be unable to complete the proposed transaction because, among other reasons, conditions to the closing of the proposed transaction may not be satisfied or waived; (B) uncertainty as to the timing of completion of the proposed transaction; (C) the inability to complete the proposed transaction due to the failure to obtain State National stockholder approval for the proposed transaction or the failure to satisfy other conditions to completion of the proposed transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; (D) the exercise of appraisal rights by State National stockholders, which could permit us to terminate the merger agreement even if State National stockholder approval has been obtained; (E) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (F) risks related to disruption of management’s attention from State National’s ongoing business operations due to the proposed transaction; (G) the effect of the announcement of the proposed transaction on State National’s relationships with its clients, operating results and business generally; (H) the outcome of any legal proceedings to the extent initiated against State National, us or others following the announcement of the proposed transaction; (I) risks related to our post-closing integration of State National’s business and operations; (J) risks related to a downgrading of State National’s or our A.M. Best ratings or other similar financial strength or debt ratings as a result of the announcement or completion of the proposed transaction; and (K) the loss or impairment of State National’s material client or other relationships as a result of the announcement or completion of the proposed transaction, as well as State National’s and our management's response to any of the aforementioned factors.

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of July 2017.

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

4.1
Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 8-K filed with the Commission June 5, 2001)

4.2
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission August 11, 2004)

4.3
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission September 21, 2009)

4.4
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 31, 2011)

4.5
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission June 29, 2012)

4.6
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.7
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.8
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.9
Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.14 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2013)

4.10
First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (incorporated by reference from Exhibit 4.15 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2013)

4.11
Form of Second Supplemental Indenture dated as of June 30, 2014 among Alterra Finance LLC, Alterra Capital Holdings Limited and the Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.16 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

4.12
Form of Guaranty Agreement by Markel Corporation dated as of June 30, 2014 in connection with the Alterra Finance LLC 6.25% Senior Notes due 2020 (incorporated by reference from Exhibit 4.17 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

10.1
Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan (revised May 15, 2017) (incorporated by reference from Exhibit 10.1 in the Registrant’s report on Form 8-K filed with the Commission May 17, 2017)*

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 26, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

*	Indicates management contract or compensatory plan or arrangement.

**	Filed with this report.