Form 10-Q
period 2017-09-30
MARKEL CORP
filed 2017-10-25
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 18, 2017: 13,891,901

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, available-for-sale, at estimated fair value:
Fixed maturities (amortized cost of $9,515,082 in 2017 and $9,591,734 in 2016)	$9,919,346	$9,891,510
Equity securities (cost of $2,713,805 in 2017 and $2,481,448 in 2016)	5,709,946	4,745,841
Short-term investments (estimated fair value approximates cost)	1,995,562	2,336,151
Total Investments	17,624,854	16,973,502
Cash and cash equivalents	2,076,266	1,738,747
Restricted cash and cash equivalents	279,399	346,417
Receivables	1,588,636	1,241,649
Reinsurance recoverable on unpaid losses	2,466,554	2,006,945
Reinsurance recoverable on paid losses	72,487	64,892
Deferred policy acquisition costs	506,294	392,410
Prepaid reinsurance premiums	352,676	299,923
Goodwill	1,425,789	1,142,248
Intangible assets	990,008	722,542
Other assets	1,136,448	946,024
Total Assets	$28,519,411	$25,875,299
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$11,443,148	$10,115,662
Life and annuity benefits	1,108,947	1,049,654
Unearned premiums	2,750,243	2,263,838
Payables to insurance and reinsurance companies	230,041	231,327
Senior long-term debt and other debt (estimated fair value of $2,686,000 in 2017 and $2,721,000 in 2016)	2,471,419	2,574,529
Other liabilities	1,455,459	1,099,200
Total Liabilities	19,459,257	17,334,210
Redeemable noncontrolling interests	153,310	73,678
Commitments and contingencies
Shareholders' equity:
Common stock	3,379,156	3,368,666
Retained earnings	3,378,524	3,526,395
Accumulated other comprehensive income	2,151,205	1,565,866
Total Shareholders' Equity	8,908,885	8,460,927
Noncontrolling interests	(2,041)	6,484
Total Equity	8,906,844	8,467,411
Total Liabilities and Equity	$28,519,411	$25,875,299
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,099,862	$974,244	$3,116,038	$2,882,789
Net investment income	104,489	93,147	304,156	279,437
Net realized investment gains (losses):
Other-than-temporary impairment losses	(3,444)	—	(7,261)	(12,080)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(36,563)	27,416	5,746	77,916
Net realized investment gains (losses)	(40,007)	27,416	(1,515)	65,836
Other revenues	341,804	336,475	980,713	955,339
Total Operating Revenues	1,506,148	1,431,282	4,399,392	4,183,401
OPERATING EXPENSES
Losses and loss adjustment expenses	1,075,432	579,405	2,210,129	1,564,925
Underwriting, acquisition and insurance expenses	395,909	372,521	1,169,175	1,112,789
Amortization of intangible assets	18,654	17,010	53,450	51,474
Other expenses	344,287	309,713	925,984	862,715
Total Operating Expenses	1,834,282	1,278,649	4,358,738	3,591,903
Operating Income (Loss)	(328,134)	152,633	40,654	591,498
Interest expense	31,814	33,152	97,013	97,690
Loss on early extinguishment of debt	—	—	—	44,100
Income (Loss) Before Income Taxes	(359,948)	119,481	(56,359)	449,708
Income tax expense (benefit)	(98,913)	36,060	(17,791)	121,968
Net Income (Loss)	(261,035)	83,421	(38,568)	327,740
Net income (loss) attributable to noncontrolling interests	(1,894)	(375)	1,044	4,777
Net Income (Loss) to Shareholders	$(259,141)	$83,796	$(39,612)	$322,963

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments, net of taxes:
Net holding gains arising during the period	$227,447	$23,098	$577,796	$411,394
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	—	(17)	—	(40)
Reclassification adjustments for net gains included in net income (loss)	(5,207)	(9,758)	(14,598)	(33,308)
Change in net unrealized gains on investments, net of taxes	222,240	13,323	563,198	378,046
Change in foreign currency translation adjustments, net of taxes	16,263	(8,349)	19,770	(6,141)
Change in net actuarial pension loss, net of taxes	773	390	2,391	1,247
Total Other Comprehensive Income	239,276	5,364	585,359	373,152
Comprehensive Income (Loss)	(21,759)	88,785	546,791	700,892
Comprehensive income (loss) attributable to noncontrolling interests	(1,890)	(376)	1,064	4,795
Comprehensive Income (Loss) to Shareholders	$(19,869)	$89,161	$545,727	$696,097

NET INCOME (LOSS) PER SHARE
Basic	$(18.82)	$5.62	$(4.52)	$22.27
Diluted	$(18.82)	$5.60	$(4.52)	$22.16

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2015	13,959	$3,342,357	$3,137,285	$1,354,508	$7,834,150	$6,459	$7,840,609	$62,958
Net income			322,963	—	322,963	605	323,568	4,172
Other comprehensive income			—	373,134	373,134	—	373,134	18
Comprehensive Income					696,097	605	696,702	4,190
Issuance of common stock	48	4,531	—	—	4,531	—	4,531	—
Repurchase of common stock	(16)	—	(15,503)	—	(15,503)	—	(15,503)	—
Restricted stock units expensed	—	18,512	—	—	18,512	—	18,512	—
Adjustment of redeemable noncontrolling interests	—	—	(10,909)	—	(10,909)	—	(10,909)	10,909
Purchase of noncontrolling interest	—	350	—	—	350	—	350	(3,517)
Other	—	—	55	—	55	(72)	(17)	(3,880)
September 30, 2016	13,991	$3,365,750	$3,433,891	$1,727,642	$8,527,283	$6,992	$8,534,275	$70,660

December 31, 2016	13,955	$3,368,666	$3,526,395	$1,565,866	$8,460,927	$6,484	$8,467,411	$73,678
Net income (loss)			(39,612)	—	(39,612)	(493)	(40,105)	1,537
Other comprehensive income			—	585,339	585,339	—	585,339	20
Comprehensive Income (Loss)					545,727	(493)	545,234	1,557
Issuance of common stock	24	359	—	—	359	—	359	—
Repurchase of common stock	(85)	—	(84,436)	—	(84,436)	—	(84,436)	—
Restricted stock units expensed	—	13,389	—	—	13,389	—	13,389	—
Acquisition of Costa Farms	—	—	—	—	—	—	—	66,600
Adjustment of redeemable noncontrolling interests	—	—	(23,582)	—	(23,582)	—	(23,582)	23,582
Purchase of noncontrolling interest	—	(2,910)	—	—	(2,910)	(8,109)	(11,019)	(6,179)
Other	—	(348)	(241)	—	(589)	77	(512)	(5,928)
September 30, 2017	13,894	$3,379,156	$3,378,524	$2,151,205	$8,908,885	$(2,041)	$8,906,844	$153,310

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(38,568)	$327,740
Adjustments to reconcile net income (loss) to net cash provided by operating activities	637,271	(3,383)
Net Cash Provided By Operating Activities	598,703	324,357
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	360,327	330,110
Proceeds from maturities, calls and prepayments of fixed maturities	948,756	734,010
Cost of fixed maturities and equity securities purchased	(1,162,438)	(1,728,396)
Net change in short-term investments	406,138	(340,742)
Proceeds from sales of equity method investments	2,938	9,325
Additions to property and equipment	(50,099)	(49,565)
Acquisitions, net of cash acquired	(592,045)	(5,762)
Other	(7,802)	(4,618)
Net Cash Used By Investing Activities	(94,225)	(1,055,638)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	42,638	553,537
Repayment of senior long-term debt and other debt	(224,516)	(260,086)
Premiums and fees related to early extinguishment of debt	—	(43,691)
Repurchases of common stock	(84,436)	(15,503)
Issuance of common stock	359	4,531
Payment of contingent consideration	(5,018)	(14,219)
Purchase of noncontrolling interests	(18,068)	(3,167)
Distributions to noncontrolling interests	(5,929)	(3,931)
Other	(4,345)	(14,478)
Net Cash Provided (Used) By Financing Activities	(299,315)	202,993
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	65,338	(1,484)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	270,501	(529,772)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,085,164	3,070,141
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$2,355,665	$2,540,369

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Markel Corporation is a diverse financial holding company serving a variety of niche markets. Markel Corporation's principal business markets and underwrites specialty insurance products and programs. Through its wholly-owned subsidiary, Markel Ventures, Inc. (Markel Ventures), Markel Corporation also owns interests in various businesses that operate outside of the specialty insurance marketplace.

The consolidated balance sheet as of September 30, 2017, the related consolidated statements of income (loss) and comprehensive income (loss) for the quarters and nine months ended September 30, 2017 and 2016, and the consolidated statements of changes in equity and cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2016 was derived from Markel Corporation's audited annual consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries, as well as any variable interest entities (VIEs) that meet the requirements for consolidation (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the results of its Markel Ventures subsidiaries on a one-month lag, with the exception of significant transactions or events that occur during the intervening period. Certain prior year amounts have been reclassified to conform to the current presentation.

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

Effective January 1, 2017, the Company early adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company previously presented changes in restricted cash and restricted cash equivalents on the statements of cash flows as an investing activity. The Company generally describes amounts held in trust or on deposit to support underwriting activities as well as amounts pledged as security for letters of credit as restricted cash or restricted cash equivalents. The provisions of ASU No. 2016-18 were adopted on a retrospective basis and did not impact the Company's financial position, results of operations or total comprehensive income. As a result of adoption of this ASU, investing cash inflows of $61.1 million attributed to the change in restricted cash for the nine months ended September 30, 2016 were reclassified out of investing activities. The Company's statements of cash flows now include restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period total amounts for cash, cash equivalents, restricted cash and restricted cash equivalents.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASU No. 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Several ASUs have also been issued as amendments to ASU No. 2014-09 and will be evaluated and adopted in conjunction with ASU No. 2014-09. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and will be applied using the modified retrospective method, whereby the cumulative effect of adoption will be recognized as an adjustment to retained earnings at the date of initial application. The adoption of this ASU will not impact the Company's insurance premium revenues or revenues from its investment portfolio, which totaled 77% of consolidated revenues for the year ended December 31, 2016, but will impact certain of the Company's other revenues, which are comprised of a diverse portfolio of contracts across various industries. Based on the Company’s evaluation of the impacted revenue streams, which was completed in the third quarter of 2017, the timing of the recognition of revenue and related costs may change with respect to certain contracts with customers, none of which are expected to have a material effect on the consolidated financial statements. For instance, revenues and costs for certain contracts may be recognized over time rather than when the product or service is delivered, as is the current practice. Additionally, the cumulative effect adjustment to retained earnings at the date of initial application is not expected to be material. The Company also expects to provide additional disclosures in the notes to the consolidated financial statements as required under the new guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income. ASU No. 2016-01 becomes effective for the Company during the first quarter of 2018 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. The Company is currently evaluating ASU No. 2016-01 to determine the impact that adopting this standard will have on the consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but will have a material impact on the Company's results of operations as changes in fair value of equity instruments will be presented in net income rather than other comprehensive income. As of September 30, 2017, accumulated other comprehensive income included $2.0 billion of net unrealized gains on equity securities, net of taxes. See note 4(e) for details regarding the change in net unrealized gains on equity securities included in other comprehensive income for the quarters and nine months ended September 30, 2017 and 2016.

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

3. Acquisitions

SureTec Acquisition

In April 2017, the Company completed the acquisition of SureTec Financial Corp. (SureTec), a Texas-based privately held surety company primarily offering contract, commercial and court bonds. Results attributable to this acquisition are included in the U.S. Insurance segment.

Total consideration for this acquisition was $246.9 million, which included cash consideration of $225.6 million. Total consideration also includes the estimated fair value of contingent consideration the Company expects to pay based on SureTec's earnings, as defined in the merger agreement, for the years 2017 through 2020. The purchase price was allocated to the acquired assets and liabilities of SureTec based on estimated fair values on the acquisition date. The Company recognized goodwill of $70.4 million, which is primarily attributable to synergies that are expected to result upon integration of SureTec into the Company's insurance operations. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company also recognized other intangible assets of $103.0 million, which includes $92.0 million of agent relationships to be amortized over a weighted average period of 15 years.

Costa Farms Acquisition

In August 2017, the Company acquired 81% of Costa Farms, a Florida-based privately held grower of house and garden plants. Total consideration for the purchase was $424.5 million, which included cash consideration of $395.2 million. Total consideration also includes the estimated fair value of contingent consideration the Company expects to pay based on Costa Farms' earnings, as defined in the purchase agreement, annually through 2021. The purchase price was preliminarily allocated to the acquired assets and liabilities of Costa Farms based on estimated fair values at the acquisition date. The Company preliminarily recognized goodwill of $201.0 million, which is primarily attributable to expected future earnings and cash flow potential of Costa Farms. The majority of the goodwill recognized is expected to be deductible for income tax purposes. The Company also recognized other intangible assets of $192.0 million, which includes $161.0 million of customer relationships and $31.0 million of trade names, which are expected to be amortized over a weighted average period of 17 years and nine years, respectively. The Company also preliminarily recognized redeemable non-controlling interests of $66.6 million. Results attributable to this acquisition are included with the Company's non-insurance operations, which are not included in a reportable segment.

The Company has not completed the process of determining the fair value of the assets and liabilities acquired with Costa Farms. These valuations will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value amounts recorded for these items are provisional estimates subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, the residual goodwill, and the fair value attributable to the noncontrolling equity interest holders.

State National Acquisition

In July 2017, the Company entered into a definitive merger agreement to acquire State National Companies, Inc. (State National). State National is a leading specialty provider of property and casualty insurance services that includes both fronting services and collateral protection insurance coverage. Under the merger agreement, State National stockholders will receive $21.00 cash for each outstanding share of State National common stock (other than restricted shares that do not vest in connection with the transaction). The aggregate merger consideration, which includes net cash payments for State National stock options and restricted stock, is estimated to be $919 million. The merger was approved by State National's stockholders on October 24, 2017. The transaction remains subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2017.

4. Investments

a)The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies.

	September 30, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$129,631	$64	$(859)	$—	$128,836
U.S. government-sponsored enterprises	359,492	11,389	(1,240)	—	369,641
Obligations of states, municipalities and political subdivisions	4,366,775	199,013	(12,789)	—	4,552,999
Foreign governments	1,395,157	153,766	(3,601)	—	1,545,322
Commercial mortgage-backed securities	1,195,384	8,353	(12,327)	—	1,191,410
Residential mortgage-backed securities	799,872	19,269	(3,079)	—	816,062
Asset-backed securities	20,221	7	(72)	—	20,156
Corporate bonds	1,248,550	49,349	(2,979)	—	1,294,920
Total fixed maturities	9,515,082	441,210	(36,946)	—	9,919,346
Equity securities:
Insurance, banks and other financial institutions	910,682	1,103,007	(3,418)	—	2,010,271
Industrial, consumer and all other	1,803,123	1,908,012	(11,460)	—	3,699,675
Total equity securities	2,713,805	3,011,019	(14,878)	—	5,709,946
Short-term investments	1,995,489	87	(14)	—	1,995,562
Investments, available-for-sale	$14,224,376	$3,452,316	$(51,838)	$—	$17,624,854

	December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$259,379	$99	$(894)	$—	$258,584
U.S. government-sponsored enterprises	418,457	9,083	(4,328)	—	423,212
Obligations of states, municipalities and political subdivisions	4,324,332	145,678	(41,805)	—	4,428,205
Foreign governments	1,306,324	159,291	(2,153)	—	1,463,462
Commercial mortgage-backed securities	1,055,947	3,953	(19,544)	—	1,040,356
Residential mortgage-backed securities	779,503	18,749	(5,048)	(2,258)	790,946
Asset-backed securities	27,494	2	(158)	—	27,338
Corporate bonds	1,420,298	49,146	(9,364)	(673)	1,459,407
Total fixed maturities	9,591,734	386,001	(83,294)	(2,931)	9,891,510
Equity securities:
Insurance, banks and other financial institutions	846,343	857,063	(5,596)	—	1,697,810
Industrial, consumer and all other	1,635,105	1,421,080	(8,154)	—	3,048,031
Total equity securities	2,481,448	2,278,143	(13,750)	—	4,745,841
Short-term investments	2,336,100	57	(6)	—	2,336,151
Investments, available-for-sale	$14,409,282	$2,664,201	$(97,050)	$(2,931)	$16,973,502

b)The following tables summarize gross unrealized investment losses by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2017
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities	$102,240	$(585)	$23,609	$(274)	$125,849	$(859)
U.S. government-sponsored enterprises	102,957	(1,237)	1,744	(3)	104,701	(1,240)
Obligations of states, municipalities and political subdivisions	525,844	(6,801)	143,119	(5,988)	668,963	(12,789)
Foreign governments	135,018	(3,594)	7,158	(7)	142,176	(3,601)
Commercial mortgage-backed securities	569,763	(12,071)	13,486	(256)	583,249	(12,327)
Residential mortgage-backed securities	106,673	(1,501)	70,723	(1,578)	177,396	(3,079)
Asset-backed securities	9,676	(38)	6,561	(34)	16,237	(72)
Corporate bonds	266,040	(2,275)	69,916	(704)	335,956	(2,979)
Total fixed maturities	1,818,211	(28,102)	336,316	(8,844)	2,154,527	(36,946)
Equity securities:
Insurance, banks and other financial institutions	23,636	(2,616)	1,099	(802)	24,735	(3,418)
Industrial, consumer and all other	60,596	(8,333)	11,112	(3,127)	71,708	(11,460)
Total equity securities	84,232	(10,949)	12,211	(3,929)	96,443	(14,878)
Short-term investments	75,829	(14)	—	—	75,829	(14)
Total	$1,978,272	$(39,065)	$348,527	$(12,773)	$2,326,799	$(51,838)

At September 30, 2017, the Company held 465 securities with a total estimated fair value of $2.3 billion and gross unrealized losses of $51.8 million. Of these 465 securities, 105 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $348.5 million and gross unrealized losses of $12.8 million. Of these securities, 90 securities were fixed maturities and 15 were equity securities. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost. The Company has the ability and intent to hold these equity securities for a period of time sufficient to allow for the anticipated recovery of their fair value.

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

c)The amortized cost and estimated fair value of fixed maturities at September 30, 2017 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$375,471	$377,672
Due after one year through five years	1,232,430	1,276,160
Due after five years through ten years	1,567,938	1,646,296
Due after ten years	4,323,766	4,591,590
	7,499,605	7,891,718
Commercial mortgage-backed securities	1,195,384	1,191,410
Residential mortgage-backed securities	799,872	816,062
Asset-backed securities	20,221	20,156
Total fixed maturities	$9,515,082	$9,919,346

d)The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Interest:
Municipal bonds (tax-exempt)	$21,486	$22,136	$66,616	$66,621
Municipal bonds (taxable)	17,732	16,710	53,030	48,820
Other taxable bonds	36,337	36,697	107,521	108,975
Short-term investments, including overnight deposits	7,779	2,878	18,562	7,823
Dividends on equity securities	21,467	17,308	61,090	51,718
Income from equity method investments	4,239	1,232	10,634	4,900
Other	(315)	(60)	(520)	2,614
	108,725	96,901	316,933	291,471
Investment expenses	(4,236)	(3,754)	(12,777)	(12,034)
Net investment income	$104,489	$93,147	$304,156	$279,437

e)The following table presents net realized investment gains (losses) and the change in net unrealized gains on investments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Realized gains:
Sales of fixed maturities	$3,426	$3,698	$4,189	$4,658
Sales of equity securities	9,276	18,418	25,806	63,931
Other	1,129	423	5,979	1,117
Total realized gains	13,831	22,539	35,974	69,706
Realized losses:
Sales of fixed maturities	(663)	(60)	(1,271)	(608)
Sales of equity securities	(578)	(4,187)	(1,791)	(6,672)
Other-than-temporary impairments	(3,444)	—	(7,261)	(12,080)
Other	(776)	(55)	(1,086)	(2,972)
Total realized losses	(5,461)	(4,302)	(11,409)	(22,332)
Gains (losses) on securities measured at fair value through net income (loss)	(48,377)	9,179	(26,080)	18,462
Net realized investment gains (losses)	$(40,007)	$27,416	$(1,515)	$65,836
Change in net unrealized gains on investments included in other comprehensive income:
Fixed maturities	$20,428	$(53,962)	$104,488	$399,020
Equity securities	308,324	80,285	731,748	220,029
Short-term investments	16	58	22	23
Net increase	$328,768	$26,381	$836,258	$619,072

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in insurance-linked securities funds (ILS Funds), as further described in note 12, which are not traded on an active exchange and are valued using unobservable inputs.

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

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in the ILS Funds, these investments are classified as Level 3 within the fair value hierarchy. Changes in fair value of the ILS Funds are included in net realized gains (losses) in net income (loss). The fair value of the securities are derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process, and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts in which the ILS Funds invest. Significant unobservable inputs used in the valuation of these investments include an adjustment to include the fair value of the equity that was issued by one of the ILS Funds in exchange for notes receivable, rather than cash, which is excluded from NAV. The Company's investments in the ILS Funds are redeemable annually as of January 1st of each calendar year.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities	$—	$128,836	$—	$128,836
U.S. government-sponsored enterprises	—	369,641	—	369,641
Obligations of states, municipalities and political subdivisions	—	4,552,999	—	4,552,999
Foreign governments	—	1,545,322	—	1,545,322
Commercial mortgage-backed securities	—	1,191,410	—	1,191,410
Residential mortgage-backed securities	—	816,062	—	816,062
Asset-backed securities	—	20,156	—	20,156
Corporate bonds	—	1,294,920	—	1,294,920
Total fixed maturities	—	9,919,346	—	9,919,346
Equity securities:
Insurance, banks and other financial institutions	1,828,997	—	181,274	2,010,271
Industrial, consumer and all other	3,699,675	—	—	3,699,675
Total equity securities	5,528,672	—	181,274	5,709,946
Short-term investments	1,895,262	100,300	—	1,995,562
Total investments available-for-sale	$7,423,934	$10,019,646	$181,274	$17,624,854

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities	$—	$258,584	$—	$258,584
U.S. government-sponsored enterprises	—	423,212	—	423,212
Obligations of states, municipalities and political subdivisions	—	4,428,205	—	4,428,205
Foreign governments	—	1,463,462	—	1,463,462
Commercial mortgage-backed securities	—	1,040,356	—	1,040,356
Residential mortgage-backed securities	—	790,946	—	790,946
Asset-backed securities	—	27,338	—	27,338
Corporate bonds	—	1,459,407	—	1,459,407
Total fixed maturities	—	9,891,510	—	9,891,510
Equity securities:
Insurance, banks and other financial institutions	1,506,607	—	191,203	1,697,810
Industrial, consumer and all other	3,048,031	—	—	3,048,031
Total equity securities	4,554,638	—	191,203	4,745,841
Short-term investments	2,255,898	80,253	—	2,336,151
Total investments available-for-sale	$6,810,536	$9,971,763	$191,203	$16,973,502

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Equity securities, beginning of period	$183,913	$183,523	$191,203	$—
Purchases	49,000	—	56,250	195,250
Sales	—	—	(26,674)	(25,000)
Total gains (losses) included in:
Net income (loss)	(51,639)	6,881	(39,505)	20,154
Other comprehensive income	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Equity securities, end of period	$181,274	$190,404	$181,274	$190,404
Net unrealized gains (losses) included in net income (loss) relating to assets held at September 30, 2017 and 2016 (1)	$(51,639)	$6,881	$(39,505)	$20,154
(1) Included in net realized investment gains (losses) in the consolidated statements of income (loss) and comprehensive income (loss).

Net realized investment losses for the quarter and nine months ended September 30, 2017 included losses of $51.6 million and $39.5 million, respectively, on the Company's investment in the ILS Funds as a result of a decrease in the NAV of the ILS Funds during the third quarter.

There were no transfers into or out of Level 1 and Level 2 during the quarter and nine months ended September 30, 2017 and 2016.

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2017 and 2016.

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

The Company's non-insurance operations include the Company's Markel Ventures operations, which primarily consist of controlling interests in various businesses that operate outside of the specialty insurance marketplace. The Company's non-insurance operations also include the results of the Company's legal and professional consulting services and the results of the Company's investment management services attributable to Markel CATCo Investment Management Ltd. For purposes of segment reporting, the Company's non-insurance operations are not considered to be a reportable segment.

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

	Quarter Ended September 30, 2017
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$778,323	$319,914	$230,077	$(186)		$—	$1,328,128
Net written premiums	653,970	254,326	189,636	(178)		—	1,097,754

Earned premiums	600,294	240,145	259,601	(178)		—	1,099,862
Losses and loss adjustment expenses:
Current accident year	(533,662)	(274,581)	(418,297)	—		—	(1,226,540)
Prior accident years	87,613	40,740	21,164	1,591		—	151,108
Amortization of policy acquisition costs	(134,243)	(43,140)	(53,440)	—		—	(230,823)
Other operating expenses	(90,350)	(50,771)	(23,885)	(80)		—	(165,086)
Underwriting profit (loss)	(70,348)	(87,607)	(214,857)	1,333		—	(371,479)
Net investment income	—	—	—	—		104,489	104,489
Net realized investment losses	—	—	—	—		(40,007)	(40,007)
Other revenues (insurance)	979	658	—	428		—	2,065
Other expenses (insurance)	(162)	(1,035)	—	(6,776)		—	(7,973)
Segment profit (loss)	$(69,531)	$(87,984)	$(214,857)	$(5,015)		$64,482	$(312,905)
Other revenues (non-insurance)							339,739
Other expenses (non-insurance)							(336,314)
Amortization of intangible assets							(18,654)
Interest expense							(31,814)
Loss before income taxes							$(359,948)
U.S. GAAP combined ratio (1)	112%	136%	183%	NM	(2)		134%

	Quarter Ended September 30, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$663,196	$269,093	$196,948	$536		$—	$1,129,773
Net written premiums	562,215	209,656	157,043	469		—	929,383

Earned premiums	548,792	218,968	206,018	466		—	974,244
Losses and loss adjustment expenses:
Current accident year	(370,435)	(159,812)	(129,875)	—		—	(660,122)
Prior accident years	21,471	42,705	19,135	(2,594)		—	80,717
Amortization of policy acquisition costs	(115,504)	(38,075)	(48,294)	—		—	(201,873)
Other operating expenses	(91,124)	(44,716)	(34,196)	(612)		—	(170,648)
Underwriting profit (loss)	(6,800)	19,070	12,788	(2,740)		—	22,318
Net investment income	—	—	—	—		93,147	93,147
Net realized investment gains	—	—	—	—		27,416	27,416
Other revenues (insurance)	1,285	419	—	466		—	2,170
Other expenses (insurance)	(670)	(677)	—	(4,232)		—	(5,579)
Segment profit (loss)	$(6,185)	$18,812	$12,788	$(6,506)		$120,563	$139,472
Other revenues (non-insurance)							334,305
Other expenses (non-insurance)							(304,134)
Amortization of intangible assets							(17,010)
Interest expense							(33,152)
Income before income taxes							$119,481
U.S. GAAP combined ratio (1)	101%	91%	94%	NM	(2)		98%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

	Nine Months Ended September 30, 2017
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$2,171,481	$949,031	$1,025,716	$(185)		$—	$4,146,043
Net written premiums	1,829,528	766,571	899,698	(157)		—	3,495,640

Earned premiums	1,727,871	673,606	714,718	(157)		—	3,116,038
Losses and loss adjustment expenses:
Current accident year	(1,259,777)	(579,601)	(710,093)	—		—	(2,549,471)
Prior accident years	207,499	146,268	(22,248)	7,823		—	339,342
Amortization of policy acquisition costs	(371,241)	(114,219)	(163,385)	—		—	(648,845)
Other operating expenses	(292,409)	(157,249)	(70,293)	(379)		—	(520,330)
Underwriting profit (loss)	11,943	(31,195)	(251,301)	7,287		—	(263,266)
Net investment income	—	—	—	—		304,156	304,156
Net realized investment losses	—	—	—	—		(1,515)	(1,515)
Other revenues (insurance)	2,685	5,227	417	1,634		—	9,963
Other expenses (insurance)	(1,005)	(6,109)	—	(21,009)		—	(28,123)
Segment profit (loss)	$13,623	$(32,077)	$(250,884)	$(12,088)		$302,641	$21,215
Other revenues (non-insurance)							970,750
Other expenses (non-insurance)							(897,861)
Amortization of intangible assets							(53,450)
Interest expense							(97,013)
Loss before income taxes							$(56,359)
U.S. GAAP combined ratio (1)	99%	105%	135%	NM	(2)		108%

	Nine Months Ended September 30, 2016
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Other Insurance (Discontinued Lines)		Investing	Consolidated
Gross premium volume	$2,000,454	$879,078	$920,038	$515		$—	$3,800,085
Net written premiums	1,694,193	680,691	786,450	555		—	3,161,889

Earned premiums	1,614,588	637,365	630,151	685		—	2,882,789
Losses and loss adjustment expenses:
Current accident year	(1,038,860)	(451,741)	(413,044)	—		—	(1,903,645)
Prior accident years	126,457	111,359	90,140	10,764		—	338,720
Amortization of policy acquisition costs	(336,093)	(105,220)	(138,895)	—		—	(580,208)
Other operating expenses	(280,913)	(162,739)	(88,243)	(686)		—	(532,581)
Underwriting profit	85,179	29,024	80,109	10,763		—	205,075
Net investment income	—	—	—	—		279,437	279,437
Net realized investment gains	—	—	—	—		65,836	65,836
Other revenues (insurance)	3,662	5,149	—	1,407		—	10,218
Other expenses (insurance)	(2,078)	(4,368)	—	(19,432)		—	(25,878)
Segment profit (loss)	$86,763	$29,805	$80,109	$(7,262)		$345,273	$534,688
Other revenues (non-insurance)							945,121
Other expenses (non-insurance)							(836,837)
Amortization of intangible assets							(51,474)
Interest expense							(97,690)
Loss on early extinguishment of debt							(44,100)
Income before income taxes							$449,708
U.S. GAAP combined ratio (1)	95%	95%	87%	NM	(2)		93%

(1)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(2)	NM – Ratio is not meaningful.

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2017	December 31, 2016
Segment assets:
Investing	$19,884,334	$19,029,584
Underwriting	6,528,093	5,397,696
Total segment assets	26,412,427	24,427,280
Non-insurance operations	2,106,984	1,448,019
Total assets	$28,519,411	$25,875,299

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Net reserves for losses and loss adjustment expenses, beginning of year	$8,108,717	$8,235,288
Foreign currency movements	158,360	(56,741)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	8,267,077	8,178,547
Incurred losses and loss adjustment expenses:
Current accident year	2,549,471	1,903,645
Prior accident years	(335,494)	(327,064)
Total incurred losses and loss adjustment expenses	2,213,977	1,576,581
Payments:
Current accident year	342,055	319,049
Prior accident years	1,185,689	1,219,755
Total payments	1,527,744	1,538,804
Effect of foreign currency rate changes	10,582	38
Net reserves for losses and loss adjustment expenses of acquired insurance companies	12,702	—
Net reserves for losses and loss adjustment expenses, end of period	8,976,594	8,216,362
Reinsurance recoverable on unpaid losses	2,466,554	2,041,928
Gross reserves for losses and loss adjustment expenses, end of period	$11,443,148	$10,258,290

In March 2015, the Company completed a retroactive reinsurance transaction to cede to a third party a portfolio of policies primarily comprised of liabilities arising from asbestos and environmental exposures that originated before 1992. Effective March 31, 2017, the related reserves, which totaled $69.1 million, were formally transferred to the third party by way of a Part VII transfer pursuant to the Financial Services and Markets Act 2000 of the United Kingdom. The Part VII transfer eliminates the uncertainty regarding the potential for adverse development of estimated ultimate liabilities on the underlying policies. Upon completion of the transfer in the first quarter of 2017, the Company recognized a previously deferred gain of $3.9 million, which is included in losses and loss adjustment expenses on the consolidated statement of income (loss) and comprehensive income (loss) for the nine months ended September 30, 2017. This amount is excluded from the prior years' incurred losses and loss adjustment expenses for the nine months ended September 30, 2017 in the above table as the deferred gain was included in other liabilities on the consolidated balance sheet as of December 31, 2016, rather than unpaid losses and loss adjustment expenses.

For the nine months ended September 30, 2016, incurred losses and loss adjustment expenses in the above table exclude $11.7 million of favorable development on prior years loss reserves included in losses and loss adjustment expenses on the consolidated statement of income (loss) and comprehensive income (loss) related to the commutation of a property and casualty deposit contract, for which the underlying deposit liability was included in other liabilities on the consolidated balance sheet as of December 31, 2015, rather than unpaid losses and loss adjustment expenses.

For the nine months ended September 30, 2017, the Company recorded net reserves for losses and loss adjustment expenses of $12.7 million as a result of the acquisition of SureTec.

Underwriting results for the nine months ended September 30, 2017 included $503.0 million of underwriting loss from Hurricanes Harvey, Irma and Maria as well as the earthquakes in Mexico (2017 Catastrophes). The underwriting loss on the 2017 Catastrophes was comprised of $521.2 million of estimated net losses and loss adjustment expenses and $18.2 million of net assumed reinstatement premiums. The estimated net losses and loss adjustment expenses on the 2017 Catastrophes for the nine months ended September 30, 2017 were net of estimated reinsurance recoverables of $464.4 million.

For the nine months ended September 30, 2017, incurred losses and loss adjustment expenses included $335.5 million of favorable development on prior years' loss reserves, which included $302.5 million of loss reserve redundancies on the Company's general liability, personal lines business and worker's compensation product lines within the U.S. Insurance segment, professional liability, general liability and marine and energy product lines within the International Insurance segment, and property and whole account product lines within the Reinsurance segment. Redundancies for the nine months ended September 30, 2017 were partially offset by $85.0 million of adverse development resulting from a decrease in the discount rate, known as the Ogden Rate, used to calculate lump sum awards in United Kingdom (U.K.) bodily injury cases. Effective March 20, 2017, the Ogden Rate decreased from plus 2.5% to minus 0.75%, which represents the first rate change since 2001. The effect of the rate change is most impactful to the Company's U.K. auto casualty exposures through reinsurance contracts written in the Reinsurance segment. In late 2014, the Company ceased writing auto reinsurance in the U.K. The reduction in the Ogden Rate increased the expected claims payments on these exposures, and management increased loss reserves accordingly. The Company's estimate of the ultimate cost of settling these claims is based on many factors, and is subject to increase or decrease as the effect of changes in these factors becomes known over time.

For the nine months ended September 30, 2016, incurred losses and loss adjustment expenses included $327.1 million of favorable development on prior years' loss reserves, which included $263.3 million of loss reserve redundancies on the Company's general liability, property and worker's compensation product lines within the U.S. Insurance segment, professional liability and marine and energy product lines within the International Insurance segment, and property and worker's compensation product lines within the Reinsurance segment. Redundancies for the nine months ended September 30, 2016 were partially offset by $71.4 million of adverse development on our specified medical and medical malpractice product lines within the U.S. Insurance segment.

8. Senior Long-Term Debt and Other Debt

In April 2017, the Company repaid its 7.20% unsecured senior notes due April 14, 2017 ($90.6 million principal outstanding at December 31, 2016).

Also in 2017, the Company repaid $84.3 million of debt assumed in connection with acquisitions.

9. Other Revenues and Other Expenses

The following tables summarize the components of other revenues and other expenses.

	Quarter Ended September 30,
	2017		2016
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$1,637	$1,134	$1,704	$1,347
Life and annuity	428	6,776	466	4,232
Other	—	63	—	—
	2,065	7,973	2,170	5,579
Non-Insurance:
Markel Ventures: Manufacturing	195,535	173,174	203,909	171,595
Markel Ventures: Non-Manufacturing	137,213	145,434	117,433	115,529
Investment management	1,248	11,552	8,297	10,385
Other	5,743	6,154	4,666	6,625
	339,739	336,314	334,305	304,134
Total	$341,804	$344,287	$336,475	$309,713

	Nine Months Ended September 30,
	2017		2016
(dollars in thousands)	Other Revenues	Other Expenses	Other Revenues	Other Expenses
Insurance:
Managing general agent operations	$7,912	$4,480	$8,811	$6,446
Life and annuity	1,634	21,009	1,407	19,432
Other	417	2,634	—	—
	9,963	28,123	10,218	25,878
Non-Insurance:
Markel Ventures: Manufacturing	556,691	483,724	589,752	491,188
Markel Ventures: Non-Manufacturing	376,589	357,549	315,863	295,647
Investment management	19,884	37,682	22,820	31,151
Other	17,586	18,906	16,686	18,851
	970,750	897,861	945,121	836,837
Total	$980,713	$925,984	$955,339	$862,715

The Company's Markel Ventures operations primarily consist of controlling interests in various businesses that operate outside of the specialty insurance marketplace and are viewed by management as separate and distinct from the Company's insurance operations. While each of the businesses is operated independently from one another, management aggregates financial results into two industry groups: manufacturing and non-manufacturing.

10. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended September 30,
	2017		2016
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$1,035,705	$966,735	$888,009	$883,687
Assumed	292,423	356,529	241,764	292,951
Ceded	(230,374)	(223,402)	(200,390)	(202,394)
Net premiums	$1,097,754	$1,099,862	$929,383	$974,244

	Nine Months Ended September 30,
	2017		2016
(dollars in thousands)	Written	Earned	Written	Earned
Direct	$2,932,022	$2,743,970	$2,724,341	$2,617,074
Assumed	1,214,021	976,636	1,075,744	878,882
Ceded	(650,403)	(604,568)	(638,196)	(613,167)
Net premiums	$3,495,640	$3,116,038	$3,161,889	$2,882,789

The percentage of ceded earned premiums to gross earned premiums was 17% and 16% for the quarter and nine months ended September 30, 2017, respectively, and 17% and 18% for the quarter and nine months ended September 30, 2016, respectively. The percentage of assumed earned premiums to net earned premiums was 32% and 31% for the quarter and nine months ended September 30, 2017, respectively, and 30% for both the quarter and nine months ended September 30, 2016.

Incurred losses and loss adjustment expenses were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $540.1 million and $83.3 million for the quarters ended September 30, 2017 and 2016, respectively, and $748.7 million and $289.4 million for the nine months ended September 30, 2017 and 2016, respectively. Ceded incurred losses and loss adjustment expenses for both the quarter and nine months ended September 30, 2017 included ceded losses on the 2017 Catastrophes of $464.4 million.

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During the quarter and nine months ended September 30, 2016, the Company recognized a reserve deficiency resulting from a decrease in the market yield on the investment portfolio supporting the policy benefit reserves by increasing life and annuity benefits by $9.6 million and $57.5 million, respectively, and decreasing the change in net unrealized holding gains included in other comprehensive income by a corresponding amount. No adjustment was required for the quarter or nine months ended September 30, 2017.

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

The Funds and the reinsurance company are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Funds or the reinsurance company, as the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. Investment management fees earned by the Company from unconsolidated Funds were $1.2 million and $8.3 million for the quarters ended September 30, 2017 and 2016, respectively, and $19.9 million and $22.8 million for the nine months ended September 30, 2017 and 2016, respectively. The Company is the sole investor in one of the Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary.

As of September 30, 2017, total assets of the Markel Diversified Fund were $183.3 million and total liabilities were $62.8 million. As of December 31, 2016, total assets of the Markel Diversified Fund were $166.8 million and total liabilities were $64.6 million. The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Total assets of the Markel Diversified Fund include an investment in one of the unconsolidated Funds totaling $180.7 million as of September 30, 2017 and $165.1 million as of December 31, 2016, which represents 7% of the outstanding preference shares of that fund as of September 30, 2017 and 6% as of December 31, 2016. This investment is included in equity securities (available-for-sale) on the Company's consolidated balance sheets. Total liabilities of the Markel Diversified Fund for both periods includes a $62.5 million note payable, delivered as part of the consideration provided for its investment. This note payable is included in senior long-term debt and other debt on the Company's consolidated balance sheets. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company's general credit.

The Company's exposure to risk from the unconsolidated Funds and reinsurance company is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of September 30, 2017, total investment and insurance assets under management of MCIM for unconsolidated VIEs were $4.5 billion, which includes funds held that will be used to settle claims for incurred losses.

13. Net Income (Loss) per Share

Net income (loss) per share was determined by dividing adjusted net income (loss) to shareholders by the applicable weighted average shares outstanding. Diluted net income (loss) per share is computed by dividing adjusted net income (loss) to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss) to shareholders	$(259,141)	$83,796	$(39,612)	$322,963
Adjustment of redeemable noncontrolling interests	(3,298)	(4,928)	(23,582)	(10,909)
Adjusted net income (loss) to shareholders	$(262,439)	$78,868	$(63,194)	$312,054

Basic common shares outstanding	13,947	14,033	13,974	14,013
Dilutive potential common shares from conversion of options	1	3	2	4
Dilutive potential common shares from conversion of restricted stock	42	49	42	62
Diluted shares outstanding	13,990	14,085	14,018	14,079
Basic net income (loss) per share	$(18.82)	$5.62	$(4.52)	$22.27
Diluted net income (loss) per share	$(18.82)	$5.60	$(4.52)	$22.16

14. Other Comprehensive Income

Other comprehensive income includes net holding gains arising during the period, changes in unrealized other-than-temporary impairment losses on fixed maturities arising during the period and reclassification adjustments for net gains included in net income (loss). Other comprehensive income also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss.

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the nine months ended September 30, 2017 and 2016.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2015	$1,472,762	$(72,696)	$(45,558)	$1,354,508
Other comprehensive income (loss) before reclassifications	411,354	(6,159)	—	405,195
Amounts reclassified from accumulated other comprehensive income	(33,308)	—	1,247	(32,061)
Total other comprehensive income (loss)	378,046	(6,159)	1,247	373,134
September 30, 2016	$1,850,808	$(78,855)	$(44,311)	$1,727,642

December 31, 2016	$1,714,930	$(84,406)	$(64,658)	$1,565,866
Other comprehensive income before reclassifications	577,796	19,750	—	597,546
Amounts reclassified from accumulated other comprehensive income	(14,598)	—	2,391	(12,207)
Total other comprehensive income	563,198	19,750	2,391	585,339
September 30, 2017	$2,278,128	$(64,656)	$(62,267)	$2,151,205

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Change in net unrealized gains on investments:
Net holding gains arising during the period	$109,338	$8,309	$278,266	$196,189
Change in unrealized other-than-temporary impairment losses on fixed maturities arising during the period	—	(3)	—	(9)
Reclassification adjustments for net losses included in net income (loss)	(2,810)	(4,811)	(5,206)	(12,621)
Change in net unrealized gains on investments	106,528	3,495	273,060	183,559
Change in foreign currency translation adjustments	656	2,847	153	1,152
Change in net actuarial pension loss	159	86	492	274
Total	$107,343	$6,428	$273,705	$184,985

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Unrealized holding gains on available-for-sale securities:
Other-than-temporary impairment losses	$(3,444)	$—	$(7,261)	$(12,080)
Net realized investment gains, excluding other-than-temporary impairment losses	11,461	14,569	27,065	58,009
Total before taxes	8,017	14,569	19,804	45,929
Income taxes	(2,810)	(4,811)	(5,206)	(12,621)
Reclassification of unrealized holding gains, net of taxes	$5,207	$9,758	$14,598	$33,308

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(932)	$(476)	$(2,883)	$(1,521)
Income taxes	159	86	492	274
Reclassification of net actuarial pension loss, net of taxes	$(773)	$(390)	$(2,391)	$(1,247)

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
The CVR holder representative, Thomas Yeransian, has disputed the Company's estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that the Company is in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($11.1 million through September 30, 2017) and default interest (up to an additional $9.7 million through September 30, 2017, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.
At the initial hearing held February 21, 2017, the court stayed the proceedings and ordered the parties to discuss resolving the dispute pursuant to the independent CVR valuation procedure under the CVR agreement. The parties met on April 5, 2017, but were unsuccessful in reaching agreement on a process for resolving the dispute. The Company subsequently filed a motion to stay the litigation and compel arbitration, and, on July 31, 2017, the court issued an order granting that motion. Mr. Yeransian has filed a motion requesting that the court reconsider that order.
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

16. Subsequent Events

After the end of the third quarter of 2017, northern California sustained losses from several wildfires. Events are ongoing; however, with the information currently available, the Company has preliminarily estimated its range of net incurred losses on this event to be $40 million to $80 million before income taxes. This estimated range of losses was derived based on preliminary industry loss estimates, policy level reviews and direct contact with insureds and brokers when possible. However, the Company is still gathering loss data from policy holders and cedents and does not expect that all losses have been reported at this time. Potential losses associated with business interruption are also not yet clear. The Company continues to closely monitor reported claims to refine its estimate of losses, which will be recorded in the fourth quarter of 2017.

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

Through our wholly-owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own interests in various businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations and are comprised of a diverse portfolio of businesses from various industries. Local management teams oversee the day-to-day operations of these companies, while strategic decisions are made in conjunction with members of our executive management team. While each of these businesses is operated independently, we aggregate their financial results into two industry groups: manufacturing and non-manufacturing. Our manufacturing operations are comprised of manufacturers of transportation and other industrial equipment. Our non-manufacturing operations are comprised of businesses from several industry groups, including consumer goods and services (including healthcare) and business services. Our strategy in making these investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

In August 2017, we acquired 81% of Costa Farms, a Florida-based privately held grower of house and garden plants. Results attributable to Costa Farms are included with our Markel Ventures operations, which are not included in a reportable segment.

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

Results of Operations

The following table presents the components of net income (loss) to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
U.S. Insurance segment underwriting profit (loss)	$(70,348)	$(6,800)	$11,943	$85,179
International Insurance segment underwriting profit (loss)	(87,607)	19,070	(31,195)	29,024
Reinsurance segment underwriting profit (loss)	(214,857)	12,788	(251,301)	80,109
Other Insurance (Discontinued Lines) segment underwriting profit (loss)	1,333	(2,740)	7,287	10,763
Net investment income	104,489	93,147	304,156	279,437
Net realized investment gains (losses)	(40,007)	27,416	(1,515)	65,836
Other revenues	341,804	336,475	980,713	955,339
Other expenses	(344,287)	(309,713)	(925,984)	(862,715)
Amortization of intangible assets	(18,654)	(17,010)	(53,450)	(51,474)
Interest expense	(31,814)	(33,152)	(97,013)	(97,690)
Loss on early extinguishment of debt	—	—	—	(44,100)
Income tax benefit (expense)	98,913	(36,060)	17,791	(121,968)
Net (income) loss attributable to noncontrolling interests	1,894	375	(1,044)	(4,777)
Net income (loss) to shareholders	$(259,141)	$83,796	$(39,612)	$322,963

The components of net income (loss) to shareholders are discussed in detail under "Underwriting Results," "Investing Results," "Other Revenues and Other Expenses" and "Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes."

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

Consolidated
The following table presents selected data from our underwriting operations.

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017		2016		2017		2016
Gross premium volume	$1,328,128		$1,129,773		$4,146,043		$3,800,085
Net written premiums	1,097,754		929,383		3,495,640		3,161,889
Net retention	83%		82%		84%		83%
Earned premiums	1,099,862		974,244		3,116,038		2,882,789
Losses and loss adjustment expenses	1,075,432		579,405		2,210,129		1,564,925
Underwriting, acquisition and insurance expenses	395,909		372,521		1,169,175		1,112,789
Underwriting profit (loss)	(371,479)		22,318		(263,266)		205,075

U.S. GAAP Combined Ratios
U.S. Insurance	112%		101%		99%		95%
International Insurance	136%		91%		105%		95%
Reinsurance	183%		94%		135%		87%
Other Insurance (Discontinued Lines)	NM	(1)	NM	(1)	NM	(1)	NM	(1)
Markel Corporation (Consolidated)	134%		98%		108%		93%

(1)	NM – Ratio is not meaningful.

Underwriting results for the quarter and nine months ended September 30, 2017 included $503.0 million of underwriting loss from Hurricanes Harvey, Irma and Maria as well as the earthquakes in Mexico (2017 Catastrophes). The underwriting loss on the 2017 Catastrophes was comprised of $521.2 million of estimated net losses and $18.2 million of net assumed reinstatement premiums, or 46% and 16% on the combined ratio for the quarter and nine months ended September 30, 2017, respectively.

The following table summarizes, by segment, the components of the underwriting losses related to the 2017 Catastrophes for the quarter and nine months ended September 30, 2017.

	Quarter and Nine Months Ended September 30, 2017
(dollars in thousands)	U.S. Insurance	International Insurance	Reinsurance	Consolidated
Losses and loss adjustment expenses	$139,952	$108,185	$273,073	$521,210
Ceded (assumed) reinstatement premiums	7,654	4,890	(30,756)	(18,212)
Underwriting loss	$147,606	$113,075	$242,317	$502,998
Impact on quarter to date combined ratio	24%	47%	95%	46%
Impact on year to date combined ratio	9%	17%	34%	16%

The estimated net losses and loss adjustment expenses on the 2017 Catastrophes are net of estimated reinsurance recoverables of $464.4 million. Both the gross and net loss estimates on the 2017 Catastrophes represent our best estimate of losses based upon information currently available. Our estimate for these losses is based on claims received to date and detailed policy level reviews, industry loss estimates, output from both industry and proprietary models as well as a review of in-force contracts. The estimate is dependent on broad assumptions about coverage, liability and reinsurance. Due to these factors, we believe our gross and net loss estimates on the 2017 Catastrophes have a high degree of volatility. While we believe our reserves for the 2017 Catastrophes as of September 30, 2017 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available. The net losses for the 2017 Catastrophes were within our risk tolerance for events of this magnitude.

The consolidated combined ratio for the nine months ended September 30, 2017 also included $85.0 million, or three points, of adverse development on prior years' loss reserves resulting from a decrease in the discount rate, known as the Ogden Rate, used to calculate lump sum awards in United Kingdom (U.K.) bodily injury cases. Effective March 20, 2017, the Ogden Rate decreased from plus 2.5% to minus 0.75%, which represents the first rate change since 2001. The effect of the rate change is most impactful to our U.K. auto casualty exposures through reinsurance contracts written in our Reinsurance segment. We ceased writing new U.K. auto business in late 2014. The reduction in the Ogden Rate increased the expected claims payments on these exposures, and management increased loss reserves accordingly. Our estimate of the ultimate cost of settling these claims is based on many factors, and is subject to increase or decrease as the effect of changes in these factors becomes known over time.

The consolidated combined ratio for the quarter ended September 30, 2016 included $50.1 million, or five points on the consolidated combined ratio, of losses and loss adjustment expenses resulting from management actions in response to claim trends noted by our actuaries in our medical malpractice and specified medical product lines within the U.S. Insurance segment. Of this amount, $36.5 million represented reserve strengthening on prior accident years. For the nine months ended September 30, 2016, redundancies on prior years' loss reserves in our U.S. Insurance segment included $71.4 million, or two points on the consolidated combined ratio, of adverse development on these product lines.

The increase in the consolidated combined ratio for the quarter ended September 30, 2017 was attributable to the impact of the 2017 Catastrophes, partially offset by a decrease in the expense ratio driven by the favorable impact from higher earned premium across all of our insurance segments in 2017 compared to the same period of 2016. Additionally, prior year redundancies increased for the third quarter of 2017 compared to 2016, primarily in our U.S. Insurance segment. For the nine months ended September 30, 2017, the increase in the consolidated combined ratio was attributable to the impact of the 2017 Catastrophes, partially offset by a decrease in the expense ratio and prior accident year loss ratio driven by the favorable impact of higher earned premium in 2017 compared to 2016.

U.S. Insurance Segment

The combined ratio for the U.S. Insurance segment was 112% (including 24% for the underwriting loss on the 2017 Catastrophes) for the quarter ended September 30, 2017 and 99% (including 9% for the underwriting loss on the 2017 Catastrophes) for the nine months ended September 30, 2017 compared to 101% and 95% for the same periods of 2016.

For the quarter ended September 30, 2017, the increase in the combined ratio was driven by the impact of the 2017 Catastrophes, partially offset by lower attritional losses and more favorable development on prior years' loss reserves.

•
Excluding the impact of the 2017 Catastrophes, the current accident year loss ratio for the quarter ended September 30, 2017 decreased compared to the quarter ended September 30, 2016, primarily due to lower attritional losses on our specified medical and medical malpractice product lines and the favorable impact from our new surety business, which was acquired during the second quarter of 2017 and carries a lower loss ratio than other products in the segment.

•
The U.S. Insurance segment's combined ratio for the quarter ended September 30, 2017 included $87.6 million of favorable development on prior years' loss reserves compared to $21.5 million for the same period in 2016. The increase in redundancies was primarily due to adverse development on our medical malpractice and specified medical product lines in the third quarter of 2016, which totaled $36.5 million, or seven points on the segment combined ratio. There was no development on these product lines in the third quarter of 2017. In the third quarter of 2017, the favorable development on prior years' loss reserves was most significant on our general liability and workers compensation product lines, primarily on the 2012 through 2016 accident years and on our property product lines, primarily on the 2015 and 2016 accident years. The favorable development in the third quarter of 2016 was most significant on our general liability product lines.

For the nine months ended September 30, 2017, the increase in the combined ratio was driven by the impact of the 2017 Catastrophes, partially offset by more favorable development on prior years' loss reserves.

•
The U.S. Insurance Segment's combined ratio for the nine months ended September 30, 2017 included $207.5 million of favorable development on prior years' loss reserves compared to $126.5 million for the same period in 2016. The increase in favorable development was primarily due to adverse development on our medical malpractice and specified medical product lines in the first nine months of 2016, which totaled $71.4 million, or four points on the segment combined ratio. There was no development on these product lines in the first nine months of 2017. Also contributing to the increase in favorable development on prior years' loss reserves was more favorable development on our workers compensation product lines, partially offset by less favorable development on our general liability product lines compared to the first nine months of 2016. The favorable development on prior years' loss reserves in 2017 was most significant on our general liability product lines across several accident years, workers compensation product lines, on the 2011 through 2016 accident years, and personal lines business, on the 2013 through 2016 accident years. During 2016, favorable development on prior years' loss reserves was most significant on our general liability, workers compensation and property product lines.

International Insurance Segment

The combined ratio for the International Insurance segment was 136% (including 47% for the underwriting loss on the 2017 Catastrophes) for the quarter ended September 30, 2017 and 105% (including 17% for the underwriting loss on the 2017 Catastrophes) for the nine months ended September 30, 2017, compared to 91% and 95% for the same periods of 2016.

For the quarter ended September 30, 2017, the increase in the combined ratio was driven by the impact of the 2017 Catastrophes, less favorable development on prior years' loss reserves and a higher expense ratio, partially offset by lower attritional losses.

•
Excluding the impact of the 2017 Catastrophes, the current accident year loss ratio for the third quarter of 2017 decreased compared to the same period of 2016. The current accident year loss ratio for the third quarter of 2016 included higher attritional losses and large losses, primarily on our marine and energy product lines, compared to the same period of 2017.

•
The International Insurance segment's combined ratio for the quarter ended September 30, 2017 included $40.7 million of favorable development on prior years' loss reserves compared to $42.7 million in 2016. Favorable development on prior years' loss reserves in the third quarter of 2017 had a less favorable impact on the segment combined ratio compared to the third quarter of 2016 due to higher earned premium in 2017. For the quarter ended September 30, 2017, favorable development was most significant on our professional liability and general liability product lines across several accident years. The favorable development in the third quarter of 2016 was most significant on our professional liability product lines.

•
The expense ratio for the International Insurance segment increased primarily due to changes in the mix of business, which was due in part to higher retentions on products with higher net commission rates compared to the third quarter of 2016, expenses in 2017 related to changes in our branch office locations and an unfavorable impact from ceded reinstatement premiums related to the 2017 Catastrophes. These increases in the expense ratio were partially offset by the favorable impact from higher earned premium and lower profit sharing expenses in the third quarter of 2017 compared to 2016.

For the nine months ended September 30, 2017, the increase in the combined ratio was driven by the impact of the 2017 Catastrophes, partially offset by more favorable development on prior years' loss reserves and a lower expense ratio compared to the same period of 2016.

•
Excluding the impact of the 2017 Catastrophes, the current accident year loss ratio for the nine months ended September 30, 2017 was flat compared to the prior year period. In 2017, the impact of higher attritional loss ratios, primarily on our property product lines, was largely offset by lower attritional and large losses on our marine and energy product lines compared to the prior year period.

•
The International Insurance segment's combined ratio for the nine months ended September 30, 2017 included $146.3 million of favorable development on prior years' loss reserves compared to $111.4 million in 2016. The increase in loss reserve redundancies on prior years' loss reserves in 2017 compared to 2016 was driven by more favorable development on our general liability and professional liability product lines in 2017. For the nine months ended September 30, 2017, the favorable development on prior years' loss reserves was most significant on our professional liability and general liability product lines across several accident years and our marine and energy product lines, primarily on the 2013 through 2016 accident years. For the nine months ended September 30, 2016, the favorable development on prior years' loss reserves was most significant on our professional liability and marine and energy product lines.

•
The decrease in the expense ratio was primarily due to lower profit sharing in 2017 compared to 2016, the favorable impact from higher earned premium in 2017 compared to 2016 and the write off of previously capitalized software development costs during the second quarter of 2016. These decreases in the expense ratio were partially offset by an unfavorable impact from changes in the mix of business in this segment, most notably as the result of higher retentions on products with higher net commission rates in 2017 compared to 2016, as well as expenses in 2017 related to changes in our branch office locations.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 183% (including 95% for the underwriting loss on the 2017 Catastrophes) for the quarter ended September 30, 2017 and 135% (including 34% for the underwriting loss on the 2017 Catastrophes) for the nine months ended September 30, 2017, compared to 94% and 87% for the same periods of 2016.

For the quarter ended September 30, 2017 the increase in the combined ratio was driven by the impact of the 2017 Catastrophes, partially offset by a lower expense ratio in 2017 compared to the same period of 2016.

•
The Reinsurance segment's combined ratio for the quarter ended September 30, 2017 included $21.2 million of favorable development on prior years' loss reserves compared to $19.1 million of favorable development in 2016. For the quarter ended September 30, 2017, favorable development on prior years' loss reserves was most significant on our property product lines on the 2013 through 2015 accident years. For the quarter ended September 30, 2016, the favorable development was most significant on our property and general liability product lines.

•
The decrease in the expense ratio was primarily due to a favorable impact from assumed reinstatement premiums related to the 2017 Catastrophes, lower profit sharing expenses and the favorable impact of higher earned premium in the third quarter of 2017 compared to 2016.

For the nine months ended September 30, 2017 the increase in the combined ratio was driven by the impact of the 2017 Catastrophes and adverse development on prior year loss reserves, partially offset by a lower expense ratio.

•
Excluding the impact of the 2017 Catastrophes, the current accident year loss ratio for the nine months ended September 30, 2017 increased compared to 2016, primarily as a result of more unfavorable premium adjustments related to prior accident years in 2017 compared to 2016.

•
The Reinsurance segment's combined ratio for the nine months ended September 30, 2017 included $22.2 million of adverse development on prior years' loss reserves compared to $90.1 million of favorable development in 2016. The adverse development on prior years' loss reserves in 2017 is primarily due to the decrease in the Ogden Rate, as previously discussed, which resulted in $85.0 million of adverse development, or 12 points on the Reinsurance segment combined ratio. Also contributing to the unfavorable variance to the prior year period was less favorable development across several of our product lines in 2017 compared to 2016. For the nine months ended September 30, 2017, favorable development was most significant on our property product lines on the 2012 through 2015 accident years and on our whole account product line on the 2010 through 2014 accident years. The favorable development on prior years' loss reserves in 2016 was most significant on our property and workers compensation product lines.

•
The expense ratio decreased for the nine months ended September 30, 2017 compared to the same period of 2016 due to lower profit sharing expenses and a favorable impact from higher earned premium, including reinstatement premiums related to the 2017 Catastrophes.

Other Insurance (Discontinued Lines)

The Other Insurance (Discontinued Lines) segment produced an underwriting profit of $1.3 million and $7.3 million for the quarter and nine months ended September 30, 2017, respectively, compared to an underwriting loss of $2.7 million and an underwriting profit of $10.8 million for the same periods of 2016. The underwriting profit for the nine months ended September 30, 2017 was due in part to the Part VII transaction completed during the first quarter. See note 7 of the notes to the consolidated financial statements. The underwriting profit for the nine months ended September 30, 2016 was driven by favorable development related to a commutation that was triggered during the first quarter of 2016.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
U.S. Insurance	$778,323	$663,196	$2,171,481	$2,000,454
International Insurance	319,914	269,093	949,031	879,078
Reinsurance	230,077	196,948	1,025,716	920,038
Other Insurance (Discontinued Lines)	(186)	536	(185)	515
Total	$1,328,128	$1,129,773	$4,146,043	$3,800,085

Gross premium volume for the quarter and nine months ended September 30, 2017 increased 18% and 9%, respectively, compared to the same periods of 2016. The increase in gross premium volume for both the quarter and nine months ended September 30, 2017 was attributable to an increase in gross premium volume across all three of our ongoing underwriting segments.

Gross premium volume in our U.S. Insurance segment increased 17% and 9% for the quarter and nine months ended September 30, 2017, respectively. The increase in gross premium volume for both the quarter and nine months ended September 30, 2017 was driven by growth within our programs, general liability and personal lines product lines as well as increased premiums from our new surety business which was acquired in the second quarter of 2017.

Gross premium volume in our International Insurance segment increased 19% and 8% for the quarter and nine months ended September 30, 2017, respectively. The increase in gross premium volume for both the quarter and nine months ended September 30, 2017 was primarily due to higher premium volume within our marine and energy product lines. The increase in gross premium volume for the nine months ended September 30, 2017 was also attributable to higher premium volume within our general liability product lines.

Gross premium volume in our Reinsurance segment increased 17% and 11% for the quarter and nine months ended September 30, 2017. The increase in gross premium volume for the quarter ended September 30, 2017 was driven by higher gross premium volume in our property product line as a result of the favorable impact of assumed reinstatement premiums related to the 2017 Catastrophes. The increase in gross premium volume for the nine months ended September 30, 2017 was driven by $136.5 million of premium related to two large specialty quota share treaties entered into in the first quarter of 2017, as well as a favorable impact from assumed reinstatement premiums and higher gross premium volume in our professional liability and workers compensation product lines. These increases were partially offset by lower gross premium volume in our auto, property and general liability product lines. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant deals and multi-year contracts.

Through the first nine months of 2017, we continued to see small price decreases across many of our product lines, especially in our international business on our property and marine and energy product lines. Our large account business has also been subject to more pricing pressure. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
U.S. Insurance	$653,970	$562,215	$1,829,528	$1,694,193
International Insurance	254,326	209,656	766,571	680,691
Reinsurance	189,636	157,043	899,698	786,450
Other Insurance (Discontinued Lines)	(178)	469	(157)	555
Total	$1,097,754	$929,383	$3,495,640	$3,161,889

Net retention of gross premium volume for the quarter and nine months ended September 30, 2017 was 83% and 84%, respectively, compared to 82% and 83%, respectively, for the same periods of 2016. The increase in net retention for both the quarter and nine months ended September 30, 2017 compared to the same periods of 2016 was driven by higher retention within the International Insurance and Reinsurance segments. The increase in net retention within the International Insurance segment for both periods of 2017 was largely due to higher retention on our professional liability product lines. The increase in net retention within the Reinsurance segment for the quarter ended September 30, 2017 was primarily driven by higher net retentions on our property product lines. The increase in net retention within the Reinsurance segment for the nine months ended September 30, 2017 was primarily due to changes in the mix of business. Net retention in the U.S. Insurance segment decreased for both the quarter and nine months ended September 30, 2017 compared to the same periods of 2016. This was due to lower retention on our programs and personal lines business, partially offset by higher retention on our casualty product lines.

Earned Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
U.S. Insurance	$600,294	$548,792	$1,727,871	$1,614,588
International Insurance	240,145	218,968	673,606	637,365
Reinsurance	259,601	206,018	714,718	630,151
Other Insurance (Discontinued Lines)	(178)	466	(157)	685
Total	$1,099,862	$974,244	$3,116,038	$2,882,789

Earned premiums for the quarter and nine months ended September 30, 2017 increased 13% and 8%, respectively, compared to the same periods of 2016. The increase in earned premiums for both the quarter and nine months ended September 30, 2017 was attributable to an increase in earned premiums across all three of our ongoing underwriting segments.

The increase in earned premiums in our U.S. Insurance segment for both periods of 2017 was primarily due to the increase in gross premium volume within our general liability and surety product lines, as described above. The increase in earned premiums for the nine months ended September 30, 2017 was also attributable to an increase in earned premiums within our workers compensation and personal lines product lines.

The increase in earned premiums in our International Insurance segment for both the quarter and nine months ended September 30, 2017 was attributable to an increase in earned premiums across multiple product lines. The increase in earned premiums for the nine months ended September 30, 2017 was partially offset by an unfavorable impact from movements in foreign currency exchange rates.

The increase in earned premiums in our Reinsurance segment for both the quarter and nine months ended September 30, 2017 was primarily due to higher earned premiums in our property product lines due to the favorable impact of reinstatement premiums related to the 2017 Catastrophes, as well as higher earned premium from the two large specialty quota share treaties entered into in the first quarter of 2017, as described above. These increases were partially offset by lower earned premiums in our auto product line. The increase in earned premiums for the nine months ended September 30, 2017 was also attributable to higher earned premiums related to our professional liability product lines.

Investing Results

The following table summarizes our investment performance.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net investment income	$104,489	$93,147	$304,156	$279,437
Net realized investment gains (losses)	$(40,007)	$27,416	$(1,515)	$65,836
Change in net unrealized gains on investments	$328,768	$26,381	$836,258	$619,072
Investment yield (1)	0.7%	0.6%	1.9%	1.8%
Taxable equivalent total investment return, before foreign currency effect			6.7%	5.8%
Taxable equivalent total investment return			8.1%	5.8%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income for both the quarter and nine months ended September 30, 2017 was driven by an increase in short-term investment income, primarily due to higher short-term interest rates, and higher dividend income due to increased equity holdings. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net realized investment losses for the quarter and nine months ended September 30, 2017 included losses of $51.6 million and $39.5 million, respectively, on our investment in insurance-linked securities funds (ILS Funds) as a result of a decrease in the net asset value of the ILS Funds during the third quarter, which was driven by the impact of losses from Hurricanes Harvey, Irma and Maria on the underlying reinsurance contracts in which the ILS Funds are invested. Net realized investment losses for the quarter and nine months ended September 30, 2017 also included write downs for other-than-temporary declines in the estimated fair value of investments of $3.4 million and $7.3 million, respectively, all of which were attributable to equity securities. Net realized investment gains for the nine months ended September 30, 2016 included write downs for other-than-temporary declines in the estimated fair value of investments of $12.1 million, all of which were attributable to equity securities. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter ended September 30, 2016.

The increase in net unrealized gains on investments, net of taxes, for both the quarter and nine months ended September 30, 2017 was attributable to an increase in the fair value of both our fixed maturity and equity portfolios compared to June 30, 2017 and December 31, 2016, respectively. The increase in net unrealized gains on investments, net of taxes, for the quarter ended September 30, 2016 was attributable to an increase in the fair value of our equity portfolio, partially offset by a decrease in the fair value of our fixed maturity portfolio compared to June 30, 2016. The increase in net unrealized gains on investments, net of taxes, for the nine months ended September 30, 2016 was attributable to an increase in the fair value of both our fixed maturity and equity portfolios compared to December 31, 2015. See note 4(e) of the notes to consolidated financial statements for details regarding the components of the change in net unrealized gains on investments.

We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At September 30, 2017, we held securities with gross unrealized losses of $51.8 million, or less than 1% of invested assets. All securities with unrealized losses were reviewed, and we believe that there were no other securities with indications of declines in estimated fair value that were other-than-temporary at September 30, 2017. However, given the volatility in the debt and equity markets, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

We also evaluate our investment performance by analyzing taxable equivalent total investment return, which is a non-GAAP financial measure. Taxable equivalent total investment return includes items that impact net income (loss), such as coupon interest on fixed maturities, dividends on equity securities and realized investment gains or losses, as well as changes in unrealized gains or losses, which do not impact net income (loss). Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in federal taxable income. We believe the taxable equivalent total investment return is a better reflection of the economics of our decision to invest in certain asset classes. We focus on our long-term investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

The following table reconciles investment yield to taxable equivalent total investment return.

	Nine Months Ended September 30,
	2017	2016
Investment yield (1)	1.9%	1.8%
Adjustment of investment yield from amortized cost to fair value	(0.4)%	(0.3)%
Net amortization of net premium on fixed maturities	0.3%	0.3%
Net realized investment gains (losses) and change in net unrealized gains on investments	4.4%	3.8%
Taxable equivalent effect for interest and dividends (2)	0.3%	0.3%
Other (3)	1.6%	(0.1)%
Taxable equivalent total investment return	8.1%	5.8%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

Other Revenues and Other Expenses

Markel Ventures Operations

Operating revenues and expenses associated with our Markel Ventures operations are included in other revenues and other expenses in the consolidated statements of income (loss) and comprehensive income (loss). We consolidate our Markel Ventures operations on a one-month lag, with the exception of any significant transactions or events that occur in the intervening period. The following table summarizes the operating revenues, net income to shareholders and EBITDA from our Markel Ventures operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Operating revenues	$332,748	$321,342	$933,280	$905,615
Net income to shareholders	$3,822	$13,490	$38,369	$49,520
EBITDA	$24,869	$41,800	$115,802	$133,842

Revenues from our Markel Ventures operations increased $11.4 million and $27.7 million for the quarter and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. In both periods, higher revenues due to increased sales volumes in our non-manufacturing operations were partially offset by lower revenues in our manufacturing operations, primarily from one of our transportation related businesses, in 2017 compared to 2016.

Net income to shareholders and EBITDA from our Markel Ventures operations decreased for the quarter and nine months ended September 30, 2017 compared to the same periods of 2016. Operating expenses for both periods of 2017 included $20.0 million of estimated inventory loss arising from Hurricane Irma. We have not recognized the potential for any insurance recoveries resulting from these losses. Insurance recoveries will be recognized as income in the period they become more certain. Operating expenses for both periods of 2016 included $10.3 million of expense as a result of an increase in our estimate of the contingent consideration obligation related to the 2015 acquisition of CapTech. There was no similar charge in 2017. We also experienced lower net income to shareholders and EBITDA for the quarter and nine months ended September 30, 2017 compared to the same periods of 2016 due to lower sales volumes in our manufacturing operations, partially offset by higher revenues in certain of our non-manufacturing operations.
Markel Ventures EBITDA is a non-GAAP financial measure. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including revenues and net income, to monitor and evaluate the performance of our Markel Ventures operations. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. The following table reconciles consolidated net income (loss) to shareholders to Markel Ventures EBITDA, net of noncontrolling interests.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income (loss) to shareholders	$(259,141)	$83,796	$(39,612)	$322,963
(Income) loss before income taxes from other Markel operations	362,425	(96,708)	117,458	(365,806)
Income tax expense (benefit) from other Markel operations	(99,462)	26,402	(39,477)	92,363
Markel Ventures net income to shareholders	3,822	13,490	38,369	49,520
Interest expense (1)	5,315	4,005	11,738	11,610
Income tax expense	215	9,368	19,688	28,431
Depreciation expense	9,092	8,247	26,760	24,075
Amortization of intangible assets	6,425	6,690	19,247	20,206
Markel Ventures EBITDA - Total	$24,869	$41,800	$115,802	$133,842

Markel Ventures EBITDA - Manufacturing	$25,362	$35,082	$82,037	$105,600
Markel Ventures EBITDA - Non-Manufacturing	(493)	6,718	33,765	28,242
Markel Ventures EBITDA - Total	$24,869	$41,800	$115,802	$133,842

(1)
Interest expense for the quarters ended September 30, 2017 and 2016 includes intercompany interest expense of $3.7 million and $2.7 million, respectively. Interest expense for the nine months ended September 30, 2017 and 2016 includes intercompany interest expense of $7.7 million and $7.4 million, respectively.

Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense was $31.8 million and $97.0 million for the quarter and nine months ended September 30, 2017, respectively, compared to $33.2 million and $97.7 million for the same periods of 2016. The decrease in interest expense for the quarter ended September 30, 2017 was primarily due to the repayment of our 7.20% unsecured senior notes in the second quarter of 2017. The decrease in interest expense for the nine months ended September 30, 2017 was due to the partial purchase of our 7.125% unsecured senior notes and our 7.35% unsecured senior notes in the second quarter of 2016 and the repayment of our 7.20% unsecured senior notes in the second quarter of 2017, partially offset by interest expense associated with our 5.0% unsecured senior notes, which were issued in the second quarter of 2016.

In connection with the partial purchase of our 7.125% unsecured senior notes and our 7.35% unsecured senior notes in the second quarter of 2016, we recognized a loss on early extinguishment of debt of $44.1 million during the nine months ended September 30, 2016.

Income Taxes

The effective tax rate was 32% and 27% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income, partially offset by a reduced tax benefit from losses attributable to our foreign operations. For the nine months ended September 30, 2016, the effective tax rate differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The increase in the effective tax rate for the nine months ended September 30, 2017 compared to the same period of 2016 was primarily attributable to the impact during the third quarter of having a small pre-tax loss for the nine months ended September 30, 2017, which magnified the effect of certain tax adjustments.

Our effective tax rate, which is based upon the estimated annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.

Comprehensive Income (Loss) to Shareholders

Comprehensive loss to shareholders was $19.9 million for the third quarter of 2017 compared to comprehensive income to shareholders of $89.2 million for the same period of 2016. Comprehensive loss to shareholders for the third quarter of 2017 included a net loss to shareholders of $259.1 million, an increase in net unrealized gains on investments, net of taxes, of $222.2 million and favorable foreign currency translation adjustments, net of taxes, of $16.3 million. Comprehensive income to shareholders for the third quarter of 2016 included net income to shareholders of $83.8 million and an increase in net unrealized gains on investments, net of taxes, of $13.3 million.

Comprehensive income to shareholders was $545.7 million for the nine months ended September 30, 2017 compared to $696.1 million for the same period of 2016. Comprehensive income to shareholders for the nine months ended September 30, 2017 included an increase in net unrealized gains on investments, net of taxes, of $563.2 million, net loss to shareholders of $39.6 million and favorable foreign currency translation adjustments, net of taxes, of $19.8 million. Comprehensive income to shareholders for the nine months ended September 30, 2016 included an increase in net unrealized gains on investments, net of taxes, of $378.0 million and net income to shareholders of $323.0 million.

The increase in net unrealized gains on investments for both the quarter and nine months ended September 30, 2016 were net of an adjustment of $9.6 million and $57.5 million, respectively, to reclassify unrealized gains on the investments supporting future policy benefits to life and annuity benefit reserves. No adjustment was required for the quarter or nine months ended September 30, 2017. See note 11 of the notes to consolidated financial statements for further discussion of this adjustment.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $20.0 billion at September 30, 2017 compared to $19.1 billion at December 31, 2016. Net unrealized gains on investments, net of taxes, were $2.3 billion at September 30, 2017 compared to $1.7 billion at December 31, 2016. Equity securities were $5.7 billion, or 29% of invested assets, at September 30, 2017, compared to $4.7 billion, or 25% of invested assets, at December 31, 2016.

Net cash provided by operating activities was $598.7 million for the nine months ended September 30, 2017 compared to $324.4 million for the same period of 2016. Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was net of cash payments of $45.8 million and $51.9 million, respectively, made in connection with commutations that were completed during the respective periods. Net cash flows from operating activities for the nine months ended September 30, 2017 reflected higher premium collections in the U.S. Insurance segment, lower claims settlement activity across all of our underwriting segments and lower payments for income taxes and employee profit sharing compared to the same period of 2016. Cash flows for the nine months ended September 30, 2016 also included payments totaling $47.0 million to settle contingent purchase consideration obligations, of which $32.9 million was included in operating activities.

Net cash used by investing activities was $94.2 million for the nine months ended September 30, 2017 compared to $1.1 billion for the same period of 2016. The decrease in net cash used by investing activities was primarily a result of a decrease in our holdings in short-term investments during the nine months ended September 30, 2017 compared to an increase in the same period of 2016. During the first nine months of 2017, the proceeds from the sales, maturities and calls of fixed maturities and sales of equity securities were reinvested in fixed maturities and equity securities. Net cash provided by investing activities during the nine months ended September 30, 2017 was net of $592.0 million of cash, net of cash acquired, used to complete acquisitions. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $299.3 million for the nine months ended September 30, 2017 compared to net cash provided by financing activities of $203.0 million for the same period of 2016. During the second quarter of 2017, we used cash of $90.6 million to repay the remaining outstanding balance of our 7.20% unsecured senior notes due April 14, 2017. Also during 2017, we used cash of $84.3 million to repay debt assumed in connection with acquisitions. During the second quarter of 2016, we issued $500 million of 5.0% unsecured senior notes due April 5, 2046. Net proceeds were $493.1 million. We used a portion of these proceeds to purchase $70.2 million of principal on our 7.35% unsecured senior notes due 2034 and $108.8 million of principal on our 7.125% unsecured senior notes due 2019 through a tender offer at a total purchase price $95.0 million and $126.4 million, respectively. Cash of $84.4 million and $15.5 million was used to repurchase shares of our common stock during the first nine months of 2017 and 2016, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 22% at September 30, 2017 and 23% at December 31, 2016.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $2.5 billion of invested assets at both September 30, 2017 and December 31, 2016.

Shareholders' equity was $8.9 billion at September 30, 2017 and $8.5 billion at December 31, 2016. Book value per share increased to $641.20 at September 30, 2017 from $606.30 at December 31, 2016, primarily due to $545.7 million of comprehensive income to shareholders for the nine months ended September 30, 2017.

In July 2017, we entered into a definitive merger agreement to acquire State National Companies, Inc. State National is a leading specialty provider of property and casualty insurance services that includes both fronting services and collateral protection insurance coverage. Under the merger agreement, State National stockholders will receive $21.00 in cash for each outstanding share of State National common stock (other than restricted shares that do not vest in connection with the transaction). The aggregate merger consideration, which includes net cash payments for State National stock options and restricted stock, is estimated to be $919 million. The merger was approved by State National's stockholders on October 24, 2017. The transaction remains subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2017.

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

The effects of Brexit will depend in part on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could impair or end the ability of both Markel International Insurance Company Limited (MIICL) and our Lloyd's syndicate to transact business in E.U. countries from our U.K. offices and MIICL's ability to maintain its current branches in E.U. member countries and in Switzerland. We have started the process to obtain regulatory approval to establish an insurance company in Germany in order to continue transacting E.U. business if U.K. access to E.U. markets ceases or is materially impaired. The Society of Lloyd's has announced that it will be setting up a new European insurance company in Brussels in order to maintain access to E.U. business for Lloyd's syndicates. Access to E.U. markets through a solution devised by the Society of Lloyd's may supplement, or serve as an alternative to, a new E.U.-based insurance carrier for business we transact in the E.U.

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

Certain of our non-U.S. insurance operations underwrite global marine hull policies and global marine hull war policies that provide coverage for vessels or fleets navigating into and out of ports worldwide, potentially including Iran. Under a global marine hull war policy, the insured is required to give notice before entering designated areas, including Iran. During the quarter ended September 30, 2017 we have received notice that one or more vessels covered by a global marine hull war policy were entering Iranian waters. However, no additional premium is required under global marine hull policies or global marine hull war policies for calling into Iran. During the quarter ended September 30, 2017, we have not been asked to cover a specific voyage into or out of Iran that would result in a separate, allocable premium for that voyage.

Certain of our non-U.S. reinsurance operations underwrite marine, energy, aviation and trade credit liability treaties on a worldwide basis and, as a result, it is possible that the underlying insurance portfolios may have exposure to the Iranian petroleum industry and its related products and service providers.

We provide two energy construction reinsurance contracts in Iran, two Iran-related marine liability contracts, two Iran-related marine cargo contracts and one Iran-related hull war contract. These contracts have been underwritten through our syndicate at Lloyd's and one of our non-U.S. insurance companies. We expect our portion of the annual premium for these contracts to be approximately $1 million in the aggregate. Except for these contracts, we are not aware of any premium apportionment with respect to underwriting, insurance or reinsurance activities of our non-U.S. insurance subsidiaries reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance portfolios underlying our reinsurance treaties, we believe that the premiums associated with such business would be immaterial.

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

As of September 30, 2017, the carrying value of goodwill and intangible assets denominated in foreign currency, which is not matched or hedged, was $243.5 million, compared to $208.7 million as of December 31, 2016. The increase is primarily due to the impact of the strengthening of the United Kingdom Sterling and Canadian Dollar against the U.S. Dollar during 2017. During the nine months ended September 30, 2017, there were no other material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2016.

The estimated fair value of our investment portfolio at September 30, 2017 was $20.0 billion, 71% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 29% of which was invested in equity securities. At December 31, 2016, the estimated fair value of our investment portfolio was $19.1 billion, 75% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 25% of which was invested in equity securities.

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2017, 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the nine months ended September 30, 2017, there were no material changes in our foreign government fixed maturity holdings.

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

During the third quarter of 2017, we implemented a new treasury system to process and administer certain of our cash management activities. This system eliminates certain manual processes, automates and streamlines certain tasks, and enhances cash management processes and reporting.

There were no other changes in our internal control over financial reporting during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Risk Factors" and "Safe Harbor and Cautionary Statement" in our 2016 Annual Report on Form 10-K, under "Item 5. Other Information" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, or are included in the items listed below:

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

•
the frequency and severity of man-made and natural catastrophes (including earthquakes, fires and weather-related catastrophes) may exceed expectations, are unpredictable and, in the case of fires and weather-related catastrophes, may be exacerbated if, as many forecast, conditions in the oceans and atmosphere result in increased hurricane, flood, drought or other adverse weather-related activity;

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
The CVR holder representative, Thomas Yeransian, has disputed our estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that we are in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($11.1 million through September 30, 2017) and default interest (up to an additional $9.7 million through September 30, 2017, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.
At the initial hearing held February 21, 2017, the court stayed the proceedings and ordered the parties to discuss resolving the dispute pursuant to the independent CVR valuation procedure under the CVR agreement. The parties met on April 5, 2017, but were unsuccessful in reaching agreement on a process for resolving the dispute. We subsequently filed a motion to stay the litigation and compel arbitration, and, on July 31, 2017, the court issued an order granting that motion. Mr. Yeransian has filed a motion requesting that the court reconsider that order.
We believe the holder representative’s suit to be without merit and will vigorously defend against it. We further believe that any material loss resulting from the holder representative’s suit to be remote. We do not believe the contractual contingent consideration payments related to the CVRs will have a material impact on our liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended September 30, 2017.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2017 through July 31, 2017	11,200	$988.13	11,200	$167,086
August 1, 2017 through August 31, 2017	7,715	$1,053.06	7,715	$158,962
September 1, 2017 through September 30, 2017	5,605	$1,039.13	5,605	$153,138
Total	24,520	$1,020.22	24,520	$153,138

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

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on October 25, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

**	Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of October 2017.

Markel Corporation

By:	/s/ Alan I. Kirshner
Alan I. Kirshner
Executive Chairman
(Principal Executive Officer)

By:	/s/ Anne G. Waleski
Anne G. Waleski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)