Form 10-Q
period 2018-03-31
MARKEL CORP
filed 2018-04-24
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 17, 2018: 13,893,078

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturities, available-for-sale (amortized cost of $9,681,604 in 2018 and $9,551,153 in 2017)	$9,904,075	$9,940,670
Equity securities, available-for-sale (cost of $2,667,661 in 2017)	—	5,967,847
Equity securities (cost of $2,734,647 in 2018)	5,903,803	—
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,037,238	2,160,974
Total Investments	17,845,116	18,069,491
Cash and cash equivalents	2,048,976	2,198,459
Restricted cash and cash equivalents	392,676	302,387
Receivables	1,749,025	1,567,453
Reinsurance recoverable on unpaid losses	4,650,860	4,619,336
Reinsurance recoverable on paid losses	108,658	126,054
Deferred policy acquisition costs	513,814	465,569
Prepaid reinsurance premiums	1,166,692	1,099,757
Goodwill	1,789,035	1,777,464
Intangible assets	1,317,828	1,355,681
Other assets	1,283,791	1,223,365
Total Assets	$32,866,471	$32,805,016
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$13,641,937	$13,584,281
Life and annuity benefits	1,093,437	1,072,112
Unearned premiums	3,574,496	3,308,779
Payables to insurance and reinsurance companies	382,263	324,304
Senior long-term debt and other debt (estimated fair value of $3,182,000 in 2018 and $3,351,000 in 2017)	3,048,096	3,099,230
Other liabilities	1,649,372	1,748,460
Total Liabilities	23,389,601	23,137,166
Redeemable noncontrolling interests	155,720	166,269
Commitments and contingencies
Shareholders' equity:
Common stock	3,383,668	3,381,834
Retained earnings	5,927,739	3,776,743
Accumulated other comprehensive income	12,804	2,345,571
Total Shareholders' Equity	9,324,211	9,504,148
Noncontrolling interests	(3,061)	(2,567)
Total Equity	9,321,150	9,501,581
Total Liabilities and Equity	$32,866,471	$32,805,016
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,151,021	$982,602
Net investment income	108,016	100,368
Net investment gains (losses):
Other-than-temporary impairment losses	—	(3,213)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(946)	15,183
Change in fair value of equity securities	(122,052)	8,895
Net investment gains (losses)	(122,998)	20,865
Other revenues	439,432	307,916
Total Operating Revenues	1,575,471	1,411,751
OPERATING EXPENSES
Losses and loss adjustment expenses	615,118	611,719
Underwriting, acquisition and insurance expenses	424,390	373,278
Amortization of intangible assets	28,823	16,770
Other expenses	402,130	282,633
Total Operating Expenses	1,470,461	1,284,400
Operating Income	105,010	127,351
Interest expense	40,059	33,402
Net foreign exchange losses (gains)	22,114	(95)
Income Before Income Taxes	42,837	94,044
Income tax expense	108,431	23,004
Net Income (Loss)	(65,594)	71,040
Net income (loss) attributable to noncontrolling interests	(1,288)	1,171
Net Income (Loss) to Shareholders	$(64,306)	$69,869

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(116,922)	$160,280
Reclassification adjustments for net gains (losses) included in net income (loss)	814	(9,169)
Change in net unrealized gains on available-for-sale investments, net of taxes	(116,108)	151,111
Change in foreign currency translation adjustments, net of taxes	4,953	1,545
Change in net actuarial pension loss, net of taxes	664	716
Total Other Comprehensive Income (Loss)	(110,491)	153,372
Comprehensive Income (Loss)	(176,085)	224,412
Comprehensive income (loss) attributable to noncontrolling interests	(1,246)	1,173
Comprehensive Income (Loss) to Shareholders	$(174,839)	$223,239

NET INCOME (LOSS) PER SHARE
Basic	$(4.25)	$3.91
Diluted	$(4.25)	$3.90

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2016	13,955	$3,368,666	$3,526,395	$1,565,866	$8,460,927	$6,484	$8,467,411	$73,678
Net income (loss)			69,869	—	69,869	(284)	69,585	1,455
Other comprehensive income			—	153,370	153,370	—	153,370	2
Comprehensive Income (Loss)					223,239	(284)	222,955	1,457
Issuance of common stock	19	359	—	—	359	—	359	—
Repurchase of common stock	(24)	—	(23,512)	—	(23,512)	—	(23,512)	—
Restricted stock units expensed	—	7,890	—	—	7,890	—	7,890	—
Adjustment of redeemable noncontrolling interests	—	—	(15,143)	—	(15,143)	—	(15,143)	15,143
Purchase of noncontrolling interest	—	(861)	—	—	(861)	(8,109)	(8,970)	—
Other	—	(17)	318	—	301	(41)	260	(2,343)
March 31, 2017	13,950	$3,376,037	$3,557,927	$1,719,236	$8,653,200	$(1,950)	$8,651,250	$87,935

December 31, 2017	13,904	$3,381,834	$3,776,743	$2,345,571	$9,504,148	$(2,567)	$9,501,581	$166,269
Cumulative effect of adoption of ASU No. 2014-09, net of taxes	—	—	325	—	325	—	325	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	2,623,773	(2,623,773)	—	—	—	—
Cumulative effect of adoption of ASU No. 2018-02	—	—	(401,539)	401,539	—	—	—	—
Net loss			(64,306)	—	(64,306)	(493)	(64,799)	(795)
Other comprehensive income (loss)			—	(110,533)	(110,533)	—	(110,533)	42
Comprehensive Loss					(174,514)	(493)	(175,007)	(753)
Issuance of common stock	2	2	—	—	2	—	2	—
Repurchase of common stock	(11)	—	(12,289)	—	(12,289)	—	(12,289)	—
Restricted stock units expensed	—	7,212	—	—	7,212	—	7,212	—
Adjustment of redeemable noncontrolling interests	—	—	5,051	—	5,051	—	5,051	(5,051)
Purchase of noncontrolling interest	—	(5,391)	—	—	(5,391)	—	(5,391)	(39)
Other	—	11	(19)	—	(8)	(1)	(9)	(4,706)
March 31, 2018	13,895	$3,383,668	$5,927,739	$12,804	$9,324,211	$(3,061)	$9,321,150	$155,720

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(65,594)	$71,040
Adjustments to reconcile net income (loss) to net cash provided by operating activities	123,266	(59,094)
Net Cash Provided By Operating Activities	57,672	11,946
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	140,728	89,287
Proceeds from maturities, calls and prepayments of fixed maturities	191,260	401,875
Cost of fixed maturities and equity securities purchased	(497,377)	(592,707)
Net change in short-term investments	129,032	162,324
Additions to property and equipment	(23,362)	(15,864)
Acquisitions, net of cash acquired	(7,809)	(3,810)
Other	(716)	(3,448)
Net Cash Provided (Used) By Investing Activities	(68,244)	37,657
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	52,706	19,302
Repayment of senior long-term debt and other debt	(102,306)	(9,917)
Repurchases of common stock	(12,289)	(23,512)
Purchase of noncontrolling interests	(6,863)	(8,970)
Distributions to noncontrolling interests	(4,706)	(2,341)
Other	(1,238)	(1,104)
Net Cash Used By Financing Activities	(74,696)	(26,542)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	26,074	6,466
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(59,194)	29,527
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,500,846	2,085,164
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$2,441,652	$2,114,691

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

a)Basis of Presentation. The consolidated balance sheet as of March 31, 2018 and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2017 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. Readers are urged to review the Company's 2017 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies.

b)Foreign Currency Transactions. The U.S. Dollar is the Company’s reporting currency and the primary functional currency of its foreign underwriting operations. The functional currencies of the Company's other foreign operations are the currencies of the primary economic environments in which the majority of their business is transacted.

Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency at each foreign entity. Monetary assets and liabilities are remeasured to the functional currency at current exchange rates, with resulting gains and losses included in net foreign exchange losses (gains) within net income. Non-monetary assets and liabilities are remeasured to the functional currency at historic exchange rates. Available-for-sale securities are recorded at fair value with resulting gains and losses, including the portion attributable to movements in exchange rates, included in the change in net unrealized gains on available-for-sale investments, net of taxes within other comprehensive income. While we attempt to naturally hedge our exposure to foreign currency fluctuations by matching assets and liabilities in currency, there is a financial statement mismatch between the gains or losses recorded in net income related to insurance reserves denominated in non-functional currencies and the gains or losses recorded in other comprehensive income related to the available-for-sale securities supporting the reserves.

Assets and liabilities of foreign operations denominated in a functional currency other than the U.S. Dollar are translated into the U.S. Dollar at current exchange rates, with resulting gains or losses included, net of taxes, in the change in foreign currency translation adjustments within other comprehensive income.

Historically, the Company also designated certain additional currencies, including the British Pound Sterling, the Euro, and the Canadian Dollar, as functional currencies within its foreign underwriting operations that were deemed to contain distinct and separable operations in those foreign economic environments. However, over time the Company’s foreign underwriting operations have evolved and are now managed on a global basis. Effective January 1, 2018, management reassessed its functional currency determination as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters, and concluded that its foreign underwriting operations have evolved to function as an extension, or integral component, of the Company’s global underwriting operations, and are no longer deemed to contain distinct and separable operations. As a result, more foreign currency denominated transactions are designated as non-functional, with related remeasurement gains and losses included in net income. The change in the Company’s functional currency determination has been applied on a prospective basis in accordance with ASC 830. Therefore, any translation gains and losses that were previously recorded in accumulated other comprehensive income remain unchanged through December 31, 2017.

c)Revenue Recognition. Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments, which created a new comprehensive revenue recognition standard, ASC 606, that serves as a single source of revenue guidance for all contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASC 606 is not applicable to the Company's insurance premium revenues or revenues from its investment portfolio but is applicable to most of the Company's other revenues, as described below. See note 2 for further discussion of the impact of adopting this standard.

Other revenues primarily relate to the Company's Markel Ventures segment and consist of revenues for the sale of products and services. Revenues are recognized when, or as, control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. All contracts with customers either have an original expected length of one year or less or the Company recognizes revenue at the amount for which it has a right to invoice for the products delivered or services performed. Certain customers may receive volume rebates or credits for products and services, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to the customer and reduces revenues recognized by a corresponding amount. The Company does not expect significant changes to its estimates of variable consideration over the term of the contracts.

Payment terms for products and services vary by the type of product or service offered and the location of the customer, and payment is typically received at or shortly after the point of sale. For certain products, the Company requires partial payment in the form of a deposit before the products are delivered to the customer, which are included in other liabilities on the Company's consolidated balance sheet.

Product revenues are primarily generated from the sale of ornamental plants, equipment used in baking systems, portable dredges, over the road transportation equipment, flooring for the trucking industry, and residential homes. Most of the Company's product revenues are recognized when the products are shipped to the customer or the products arrive at the agreed upon destination with the end customer. Some of the Company's contracts include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on the relative standalone selling price, which is derived from amounts stated in the contract.

Service revenues are primarily generated by delivering healthcare services, retail intelligence, consulting services and investment management services. Service revenues are generally recognized over the term of the contracts based on hours incurred or as services are provided. Investment management fee income is recognized over the period in which investment management services are provided and is calculated and recognized monthly based on the net asset value of the accounts managed. In connection with the investment management services provided, the Company is also entitled to participate, on a fixed-percentage basis, in any net income generated in excess of an agreed-upon threshold as established by the underlying investment management agreements. In general, net income is calculated at the end of each calendar year and performance fees are payable annually. Performance fee income is recognized at the conclusion of the contractual performance period, when the uncertainty related to performance has been resolved.

2. Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and several other ASU’s that were issued as amendments to ASU No. 2014-09, which apply to all contracts with customers to transfer goods or services or for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU No. 2014-09's core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In adopting this standard, the Company is required to use more judgment and make more estimates than under the previous guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted ASU No. 2014-09 using the modified retrospective method. Prior periods were not restated and a cumulative-effect adjustment of applying the new standard to all open contracts at January 1, 2018 was $0.3 million, and is included as an adjustment to 2018 beginning retained earnings. The Company's other revenues for the quarter ended March 31, 2018 and its receivables, other assets and other liabilities as of March 31, 2018 were not materially different from the amounts that would have been recognized under the previous guidance. ASU No. 2014-09 also requires expanded revenue disclosures which are included in note 8.

Effective January 1, 2018, the Company adopted FASB ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of adoption of this ASU, equity instruments that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. Previously, the Company’s equity securities were classified as available-for-sale and changes in fair value were recorded in other comprehensive income. Upon adoption of this ASU, cumulative net unrealized gains on equity securities of $2.6 billion, net of deferred income taxes of $673.9 million, were reclassified from accumulated other comprehensive income into retained earnings. Prior periods have not been restated to conform to the current presentation. See note 4(e) for details regarding the change in net unrealized gains on equity securities included in net loss for the quarter ended March 31, 2018 and included in other comprehensive income for the quarter ended March 31, 2017.

Effective January 1, 2018, the Company early adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides an option to reclassify tax effects remaining in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (TCJA) to retained earnings. Upon enactment of the TCJA, the U.S. corporate tax rate was reduced from 35% to 21% and the Company's U.S. deferred tax balances were remeasured to the lower enacted U.S. corporate tax rate. U.S. GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recorded as a component of income tax expense in the period of enactment, even if the assets and liabilities relate to items of accumulated other comprehensive income. As a result of adopting the ASU, the Company reclassified $401.5 million of previously recognized deferred taxes from accumulated other comprehensive income into retained earnings as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to record most leases on their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related leasing expense within net income. ASU No. 2016-02 becomes effective for the Company during the first quarter of 2019 and will be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company's future minimum lease payments, which represent minimum annual rental commitments excluding taxes, insurance and other operating costs for noncancelable operating leases, and which will be subject to this new guidance, totaled $311.7 million at December 31, 2017. The calculation of the lease liability and right-of-use asset requires further analysis of the underlying leases to determine which portions of the underlying lease payments are required to be included in the calculation. Adoption of this standard will impact the Company’s consolidated balance sheets but is not expected to have a material impact on the Company’s results of operations or cash flows. The Company is currently evaluating ASU No. 2016-02 to determine the magnitude of the impact that adopting this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. For available-for-sale debt securities, which are measured at fair value, the ASU requires entities to record impairments as an allowance, rather than a reduction of the amortized cost, as is currently required under the other-than-temporary impairment model. ASU No. 2016-13 becomes effective for the Company during the first quarter of 2020 and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating ASU No. 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements. Application of the new expected loss model for measuring impairment losses will not impact the Company's investment portfolio, none of which is measured at amortized cost, but will impact the Company's other financial assets, including its reinsurance recoverables. Upon adoption of this ASU, any impairment losses on the Company's available-for-sale debt securities will be recorded as an allowance, subject to reversal, rather than as a reduction in amortized cost.

The following ASU's relate to topics relevant to the Company's operations and were adopted effective January 1, 2018. These ASU's did not have a material impact on the Company’s financial position, results of operations or cash flows:

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory

•	ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU No. 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting

The following ASU is relevant to the Company's operations and is not yet effective. This ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows:

•	ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

3. Acquisitions

In November 2017, the Company completed its acquisition of 100% of the issued and outstanding common stock of State National Companies, Inc. (State National). Results attributable to State National's collateral protection insurance coverages are included in the Insurance segment, which was redefined during the first quarter of 2018. Results attributable to State National's program services (fronting) business are not included in a reportable segment. See note 6 for further discussion of the Company's reportable segments. Total consideration for this acquisition was $918.8 million, all of which was cash consideration.

As of December 31, 2017, the purchase price was preliminarily allocated to the acquired assets and liabilities of State National based on estimated fair value at the acquisition date. During the first quarter of 2018, the Company completed the process of determining the fair value of the assets and liabilities acquired with State National. The Company recognized goodwill of $379.2 million, none of which is expected to be deductible for income tax purposes. The Company also recognized indefinite lived intangible assets of $32.0 million and other intangible assets of $338.5 million, which are being amortized over a weighted average period of 13 years.

The following table summarizes the intangible assets recorded in connection with the acquisition, and as of March 31, 2018.

(dollars in thousands)	Amount	Economic Useful Life
Customer relationships	$289,000	13 years
Trade names	22,500	13 years
Technology	27,000	Nine years
Insurance licenses	32,000	Indefinite
Intangible assets, before amortization, as of the acquisition date	370,500
Amortization (from the acquisition date through March 31, 2018)	11,549
Net intangible assets as of March 31, 2018	$358,951

4. Investments

a)The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies.

	March 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$161,971	$47	$(2,644)	$—	$159,374
U.S. government-sponsored enterprises	361,859	7,671	(3,510)	—	366,020
Obligations of states, municipalities and political subdivisions	4,315,367	124,435	(27,875)	—	4,411,927
Foreign governments	1,367,887	152,152	(4,360)	—	1,515,679
Commercial mortgage-backed securities	1,446,454	887	(42,633)	—	1,404,708
Residential mortgage-backed securities	868,675	4,614	(15,571)	—	857,718
Asset-backed securities	31,735	1	(432)	—	31,304
Corporate bonds	1,127,656	39,576	(9,887)	—	1,157,345
Total fixed maturities	9,681,604	329,383	(106,912)	—	9,904,075
Short-term investments	2,037,234	65	(61)	—	2,037,238
Investments, available-for-sale	$11,718,838	$329,448	$(106,973)	$—	$11,941,313

	December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$162,378	$54	$(1,819)	$—	$160,613
U.S. government-sponsored enterprises	352,455	11,883	(818)	—	363,520
Obligations of states, municipalities and political subdivisions	4,381,358	193,120	(7,916)	—	4,566,562
Foreign governments	1,341,628	150,010	(2,410)	—	1,489,228
Commercial mortgage-backed securities	1,244,777	6,108	(16,559)	—	1,234,326
Residential mortgage-backed securities	846,916	14,115	(4,863)	—	856,168
Asset-backed securities	34,942	8	(222)	—	34,728
Corporate bonds	1,186,699	51,563	(2,737)	—	1,235,525
Total fixed maturities	9,551,153	426,861	(37,344)	—	9,940,670
Equity securities: (1)
Insurance, banks and other financial institutions	899,324	1,209,162	(5,453)	—	2,103,033
Industrial, consumer and all other	1,768,337	2,110,959	(14,482)	—	3,864,814
Total equity securities	2,667,661	3,320,121	(19,935)	—	5,967,847
Short-term investments	2,161,017	26	(69)	—	2,160,974
Investments, available-for-sale	$14,379,831	$3,747,008	$(57,348)	$—	$18,069,491

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See note 2.

b)The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2018
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities	$77,443	$(1,225)	$77,291	$(1,419)	$154,734	$(2,644)
U.S. government-sponsored enterprises	88,345	(1,541)	86,081	(1,969)	174,426	(3,510)
Obligations of states, municipalities and political subdivisions	684,697	(10,562)	405,311	(17,313)	1,090,008	(27,875)
Foreign governments	139,509	(2,272)	59,541	(2,088)	199,050	(4,360)
Commercial mortgage-backed securities	815,664	(15,155)	489,891	(27,478)	1,305,555	(42,633)
Residential mortgage-backed securities	436,789	(9,478)	132,324	(6,093)	569,113	(15,571)
Asset-backed securities	15,694	(237)	14,528	(195)	30,222	(432)
Corporate bonds	374,551	(5,691)	155,737	(4,196)	530,288	(9,887)
Total fixed maturities	2,632,692	(46,161)	1,420,704	(60,751)	4,053,396	(106,912)
Short-term investments	138,255	(61)	—	—	138,255	(61)
Total	$2,770,947	$(46,222)	$1,420,704	$(60,751)	$4,191,651	$(106,973)

At March 31, 2018, the Company held 1,052 fixed maturities with a total estimated fair value of $4.2 billion and gross unrealized losses of $107.0 million. Of these 1,052 securities, 272 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $1.4 billion and gross unrealized losses of $60.8 million. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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
Equity securities: (1)
Insurance, banks and other financial institutions	60,848	(4,843)	1,291	(610)	62,139	(5,453)
Industrial, consumer and all other	78,552	(11,798)	11,243	(2,684)	89,795	(14,482)
Total equity securities	139,400	(16,641)	12,534	(3,294)	151,934	(19,935)
Short-term investments	369,104	(69)	—	—	369,104	(69)
Total	$1,286,311	$(23,000)	$1,481,341	$(34,348)	$2,767,652	$(57,348)

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See note 2.

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

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. All available-for-sale securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for other-than-temporary impairment, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer.

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

Prior to the adoption of ASU No. 2016-01, equity securities were considered available-for-sale and were included in the analysis of other than temporary impairments. For equity securities, the ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery was considered. A decline in fair value of equity securities that was considered to be other-than-temporary was recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

c)The amortized cost and estimated fair value of fixed maturities at March 31, 2018 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$238,928	$239,201
Due after one year through five years	1,398,491	1,429,837
Due after five years through ten years	1,662,209	1,716,463
Due after ten years	4,035,112	4,224,844
	7,334,740	7,610,345
Commercial mortgage-backed securities	1,446,454	1,404,708
Residential mortgage-backed securities	868,675	857,718
Asset-backed securities	31,735	31,304
Total fixed maturities	$9,681,604	$9,904,075

d)The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Interest:
Municipal bonds (tax-exempt)	$20,935	$22,372
Municipal bonds (taxable)	17,633	17,505
Other taxable bonds	37,469	34,888
Short-term investments, including overnight deposits	10,590	4,949
Dividends on equity securities	24,007	20,606
Income from equity method investments	1,778	4,593
Other	(110)	(229)
	112,302	104,684
Investment expenses	(4,286)	(4,316)
Net investment income	$108,016	$100,368

e)The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Realized gains on available-for-sale investments:
Sales of fixed maturities	$1,522	$244
Sales of equity securities (1)	—	15,239
Other	891	570
Total realized gains	2,413	16,053
Realized losses on available-for-sale investments:
Sales of fixed maturities	(491)	(231)
Sales of equity securities (1)	—	(431)
Other-than-temporary impairments	—	(3,213)
Other	(2,868)	(208)
Total realized losses	(3,359)	(4,083)
Net realized investment gains (losses)	(946)	11,970
Change in fair value of equity securities: (1)
Change in fair value of equity securities sold during the period (1)	5,130	—
Change in fair value of equity securities held at the end of the period	(127,182)	8,895
Change in fair value of equity securities (1)	(122,052)	8,895
Net investment gains (losses)	$(122,998)	$20,865
Change in net unrealized gains on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(144,168)	$4,647
Equity securities (1)	—	219,052
Short-term investments	47	(127)
Net increase (decrease)	$(144,121)	$223,572

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2.

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

Investments available-for-sale and equity securities. Equity securities and available-for-sale investments are recorded at fair value on a recurring basis. Available-for-sale investments include fixed maturities and short-term investments. Short-term investments include certificates of deposit, commercial paper, discount notes and treasury bills with original maturities of one year or less. Fair value for investments available-for-sale and equity securities are determined by the Company after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of the Company's fixed maturities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in insurance-linked securities funds (ILS Funds), as further described in note 11, which are not traded on an active exchange and are valued using unobservable inputs.

Fair value for investments available-for-sale and equity securities is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices, fixed maturities are classified as Level 2 investments. The fair value of fixed maturities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data described above. If there are no recent reported trades, the fair value of fixed maturities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Significant inputs used to determine the fair value of obligations of states, municipalities and political subdivisions, corporate bonds and obligations of foreign governments include reported trades, benchmark yields, issuer spreads, bids, offers, credit information and estimated cash flows. Significant inputs used to determine the fair value of commercial mortgage-backed securities, residential mortgage-backed securities and asset-backed securities include the type of underlying assets, benchmark yields, prepayment speeds, collateral information, tranche type and volatility, estimated cash flows, credit information, default rates, recovery rates, issuer spreads and the year of issue.

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in the ILS Funds, these investments are classified as Level 3 within the fair value hierarchy. Changes in fair value of the ILS Funds are included in net unrealized investment gains in net income. The fair value of the securities are derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process, and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts in which the ILS Funds invest. Significant unobservable inputs used in the valuation of these investments include an adjustment to include the fair value of the equity that was issued by one of the ILS Funds in exchange for notes receivable, rather than cash, which is excluded from NAV. The Company's investments in the ILS Funds are redeemable annually as of January 1st of each calendar year.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturities, available-for-sale:
U.S. Treasury securities	$—	$159,374	$—	$159,374
U.S. government-sponsored enterprises	—	366,020	—	366,020
Obligations of states, municipalities and political subdivisions	—	4,411,927	—	4,411,927
Foreign governments	—	1,515,679	—	1,515,679
Commercial mortgage-backed securities	—	1,404,708	—	1,404,708
Residential mortgage-backed securities	—	857,718	—	857,718
Asset-backed securities	—	31,304	—	31,304
Corporate bonds	—	1,157,345	—	1,157,345
Total fixed maturities, available-for-sale	—	9,904,075	—	9,904,075
Equity securities:
Insurance, banks and other financial institutions	1,978,784	—	151,398	2,130,182
Industrial, consumer and all other	3,773,621	—	—	3,773,621
Total equity securities	5,752,405	—	151,398	5,903,803
Short-term investments, available-for-sale	1,940,371	96,867	—	2,037,238
Total investments	$7,692,776	$10,000,942	$151,398	$17,845,116

	December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities	$—	$160,613	$—	$160,613
U.S. government-sponsored enterprises	—	363,520	—	363,520
Obligations of states, municipalities and political subdivisions	—	4,566,562	—	4,566,562
Foreign governments	—	1,489,228	—	1,489,228
Commercial mortgage-backed securities	—	1,234,326	—	1,234,326
Residential mortgage-backed securities	—	856,168	—	856,168
Asset-backed securities	—	34,728	—	34,728
Corporate bonds	—	1,235,525	—	1,235,525
Total fixed maturities	—	9,940,670	—	9,940,670
Equity securities: (1)
Insurance, banks and other financial institutions	1,934,224	—	168,809	2,103,033
Industrial, consumer and all other	3,864,814	—	—	3,864,814
Total equity securities	5,799,038	—	168,809	5,967,847
Short-term investments	2,065,749	95,225	—	2,160,974
Total investments available-for-sale (1)	$7,864,787	$10,035,895	$168,809	$18,069,491

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See note 2.

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Equity securities, beginning of period	$168,809	$191,203
Purchases	28,900	6,000
Sales	(28,252)	(25,371)
Total gains (losses) included in net income (loss)	(18,059)	6,211
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Equity securities, end of period	$151,398	$178,043
Change in fair value of equity securities included in net income (loss) relating to assets held at March 31, 2018 and 2017	$(18,059)	$6,211

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2018 and 2017.

6. Segment Reporting Disclosures

In conjunction with the Company's continued growth and diversification, beginning in the first quarter of 2018 the Company's chief operating decision maker changed the way it reviews the Company's ongoing underwriting results. Effective January 1, 2018, the Company's chief operating decision maker reviews the Company's ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. In determining how to allocate resources and assess the performance of its underwriting results, management considers many factors, including the nature of the insurance product sold, the type of account written and the type of customer served. The Insurance segment includes all direct business and facultative placements written across the Company. The Reinsurance segment includes all treaty reinsurance written across the Company. All investing activities related to the Company's insurance operations are included in the Investing segment.

Also during the first quarter of 2018, the Company's chief operating decision maker changed the way it assesses the performance of and allocates resources to its Markel Ventures operations. Historically, the Company’s chief operating decision maker reviewed and assessed the performance of each Markel Ventures business separately with no single business being individually significant. Following the continued growth in the Company’s Markel Ventures operations, effective in the first quarter of 2018, the chief operating decision maker reviews and assesses Markel Ventures’ performance in the aggregate, as a single operating segment. The Markel Ventures segment primarily consists of controlling interests in a diverse portfolio of businesses that operate in various industries.

The following table summarizes revenue from the Markel Ventures segment by major product grouping.

(dollars in thousands)	March 31, 2018	March 31, 2017
Markel Ventures:
Products	$294,136	$197,064
Services	97,921	89,871
Total Markel Ventures	$392,057	$286,935

The Company's other operations include the results of the Company's legal and professional consulting services and the results of the Company's investment management services attributable to Markel CATCo Investment Management Ltd. Also included in the Company's other operations are results attributable to the run-off of acquired managing general agent operations and underwriting results for lines of business discontinued prior to, or in conjunction with, acquisitions, including run-off of life and annuity reinsurance business, which are monitored separately from the Company's ongoing underwriting operations. Effective November 17, 2017, the Company's other operations also include the results of the program services business acquired as part of the State National transaction. For purposes of segment reporting, none of the Company's other operations are considered to be reportable segments.

Segment profit for each of the Company's underwriting segments is measured by underwriting profit. The property and casualty insurance industry commonly defines underwriting profit as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company's underwriting performance. Segment profit for the Investing segment is measured by net investment income and net investment gains. Segment profit for the Markel Ventures segment is measured by operating income.

For management reporting purposes, the Company allocates assets to its underwriting, investing, Markel Ventures, and other operations. Underwriting assets are all assets not specifically allocated to the Investing or Markel Ventures segments, or to the Company's other operations. Underwriting and investing assets are not allocated to the Insurance and Reinsurance segments since the Company does not manage its assets by underwriting segment. The Company does not allocate capital expenditures for long-lived assets to either of its underwriting segments for management reporting purposes.

a)The following tables summarize the Company's segment disclosures. Prior year amounts have been recast for consistency with the current year presentation.

	Three Months Ended March 31, 2018
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)		Consolidated
Gross premium volume	$1,093,362	$492,333	$—	$—	$461,189		$2,046,884
Net written premiums	912,979	421,058	—	—	765		1,334,802

Earned premiums	902,851	247,964	—	—	206		1,151,021
Losses and loss adjustment expenses:
Current accident year	(570,027)	(153,181)	—	—	—		(723,208)
Prior accident years	119,173	(13,071)	—	—	1,988		108,090
Amortization of policy acquisition costs	(179,485)	(62,420)	—	—	—		(241,905)
Other operating expenses	(169,971)	(12,130)	—	—	(384)		(182,485)
Underwriting profit	102,541	7,162	—	—	1,810		111,513
Net investment income	—	—	107,894	122	—		108,016
Net investment losses	—	—	(122,998)	—	—		(122,998)
Other revenues	—	—	—	392,057	47,375		439,432
Other expenses (2)	—	—	—	(358,305)	(43,825)		(402,130)
Amortization of intangible assets (3)	—	—	—	(10,097)	(18,726)		(28,823)
Segment profit (loss)	$102,541	$7,162	$(15,104)	$23,777	$(13,366)		$105,010
Interest expense							(40,059)
Net foreign exchange losses							(22,114)
Income before income taxes							$42,837
U.S. GAAP combined ratio (4)	89%	97%			NM	(5)	90%

(1)
Other segment profit (loss) represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment.

(2)	Other expenses for the Markel Ventures segment include depreciation expense of $12.7 million for the three months ended March 31, 2018.

(3)
Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to any other reportable segments.

(4)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(5)	NM - Ratio is not meaningful

	Three Months Ended March 31, 2017
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)		Consolidated
Gross premium volume	$912,997	$547,737	$—	$—	$17		$1,460,751
Net written premiums	770,517	489,596	—	—	116		1,260,229

Earned premiums	756,849	225,637	—	—	116		982,602
Losses and loss adjustment expenses:
Current accident year	(492,736)	(145,610)	—	—	—		(638,346)
Prior accident years	92,886	(71,563)	—	—	5,304		26,627
Amortization of policy acquisition costs	(147,689)	(56,859)	—	—	—		(204,548)
Other operating expenses	(146,397)	(22,169)	—	—	(164)		(168,730)
Underwriting profit (loss)	62,913	(70,564)	—	—	5,256		(2,395)
Net investment income	—	—	100,325	43	—		100,368
Net investment gains	—	—	20,865	—	—		20,865
Other revenues	—	—	—	286,935	20,981		307,916
Other expenses (2)	—	—	—	(251,312)	(31,321)		(282,633)
Amortization of intangible assets (3)	—	—	—	(6,904)	(9,866)		(16,770)
Segment profit (loss)	$62,913	$(70,564)	$121,190	$28,762	$(14,950)		$127,351
Interest expense							(33,402)
Net foreign exchange gains							95
Income before income taxes							$94,044
U.S. GAAP combined ratio (4)	92%	131%			NM	(5)	100%

(1)
Other segment profit (loss) represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment.

(2)	Other expenses for the Markel Ventures segment include depreciation expense of $9.4 million for the three months ended March 31, 2017.

(3)
Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to any other reportable segments.

(4)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(5)	NM - Ratio is not meaningful

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2018	December 31, 2017
Segment assets:
Investing	$20,194,535	$20,317,160
Underwriting	6,972,670	6,828,048
Markel Ventures	1,891,468	1,900,728
Total segment assets	29,058,673	29,045,936
Other operations	3,807,798	3,759,080
Total assets	$32,866,471	$32,805,016

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net reserves for losses and loss adjustment expenses, beginning of year	$8,964,945	$8,108,717
Foreign currency movements	50,766	10,364
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	9,015,711	8,119,081
Incurred losses and loss adjustment expenses:
Current accident year	723,208	638,346
Prior accident years	(108,067)	(22,739)
Total incurred losses and loss adjustment expenses	615,141	615,607
Payments:
Current accident year	62,506	57,514
Prior accident years	576,975	486,163
Total payments	639,481	543,677
Effect of foreign currency rate changes	(294)	(611)
Net reserves for losses and loss adjustment expenses, end of period	8,991,077	8,190,400
Reinsurance recoverable on unpaid losses	4,650,860	1,949,278
Gross reserves for losses and loss adjustment expenses, end of period	$13,641,937	$10,139,678

Effective March 31, 2017, reserves of $69.1 million, were formally transferred to a third party by way of a Part VII transfer pursuant to the Financial Services and Markets Act 2000 of the United Kingdom. Upon completion of the transfer in the first quarter of 2017, the Company recognized a previously deferred gain of $3.9 million, which is included in losses and loss adjustment expenses on the consolidated statement of income (loss) and comprehensive income (loss) for the three months ended March 31, 2017. This amount is excluded from the prior years' incurred losses and loss adjustment expenses for the three months ended March 31, 2017 in the above table as the deferred gain was included in other liabilities on the consolidated balance sheet as of December 31, 2016, rather than unpaid losses and loss adjustment expenses.

For the three months ended March 31, 2018, incurred losses and loss adjustment expenses included $108.1 million of favorable development on prior years' loss reserves, which included $93.1 million of loss reserve redundancies on the Company's general liability, professional liability, worker's compensation and marine and energy product lines within the Insurance segment, and surety and marine and energy product lines within the Reinsurance segment.

For the three months ended March 31, 2017, incurred losses and loss adjustment expenses included $22.7 million of favorable development on prior years' loss reserves. Favorable development of $107.7 million was due in part to $73.0 million of favorable development on the Company's general liability, marine and energy and worker's compensation product lines within the Insurance segment and property product lines within the Reinsurance segment. Redundancies for the three months ended March 31, 2017 were largely offset by $85.0 million of adverse development resulting from a decrease in the discount rate, known as the Ogden Rate, used to calculate lump sum awards in United Kingdom bodily injury cases.

8. Other Revenues

The amount of revenues from contracts with customers included in other revenues on the consolidated statements of income (loss) and comprehensive income (loss) is $397.1 million and $284.9 million for the three months ended March 31, 2018 and 2017, respectively.

The following table disaggregates revenues from contracts with customers by type.

	Three Months Ended March 31,
	2018			2017
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$283,473	$—	$283,473	$184,733	$—	$184,733
Services	87,442	8,924	96,366	79,612	11,186	90,798
Investment management	—	17,289	17,289	—	9,359	9,359
Total revenues from contracts with customers	370,915	26,213	397,128	264,345	20,545	284,890
Program services	—	20,697	20,697	—	—	—
Other	21,142	465	21,607	22,590	436	23,026
Total Other Revenues	$392,057	$47,375	$439,432	$286,935	$20,981	$307,916

The following table presents receivables and customer deposits related to our contracts with customers.

(dollars in thousands)	March 31, 2018	December 31, 2017
Receivables	$197,158	$176,865
Customer deposits	67,210	61,546

9. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on consolidated premiums written and earned.

	Three Months Ended March 31,
	2018		2017
(dollars in thousands)	Written	Earned	Written	Earned
Direct (1)	$1,497,202	$1,460,860	$849,484	$862,986
Assumed (1)	549,682	336,942	611,267	307,569
Ceded (1)	(712,082)	(646,781)	(200,522)	(187,953)
Net premiums	$1,334,802	$1,151,021	$1,260,229	$982,602

(1)
Written premium includes $457.8 million, $3.4 million and $460.5 million of direct, assumed and ceded premium, respectively, in the Company's program services business for the three months ended March 31, 2018. Earned premium includes $422.9 million, $1.5 million and $424.3 million of direct, assumed and ceded premium, respectively, in the Company's program services business for the three months ended March 31, 2018. The Company's fee-based program services business was acquired as part of the State National acquisition in November 2017.

Substantially all of the premium written and earned in the Company's fee-based program services business for the three months ended March 31, 2018 was ceded to third parties. The percentage of ceded earned premiums to gross earned premiums was 36% and 16%, respectively, for the three months ended March 31, 2018 and 2017. The percentage of assumed earned premiums to net earned premiums was 29% and 31%, respectively, for the three months ended March 31, 2018 and 2017.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services business for the three months ended March 31, 2018, which totaled $256.3 million, were ceded to third parties. Incurred losses and loss adjustment expenses for the Company's underwriting operations were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $171.8 million and $99.6 million, respectively, for the three months ended March 31, 2018 and 2017.

10. Income Taxes

The effective tax rate was 253% and 24% for the three months ended March 31, 2018 and 2017, respectively. During the first quarter of 2018, the Company decided to treat two of its most significant U.K. subsidiaries as domestic corporations for U.S. tax purposes. As a result, the Company recorded a $99.5 million provision for deferred U.S. income taxes on the book and tax basis differences attributable to those subsidiaries, which represents 232% of the effective tax rate. The Company continues to be indefinitely reinvested in its other foreign subsidiaries, with the exception of certain Bermuda-based subsidiaries.

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods. This method applies the Company's best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate and the related tax expense or benefit is reported in the same period as the related item. The Company's estimated annual effective tax rate, which excludes the tax attributable to the change in tax status of the two U.K. subsidiaries, was 19% and 25% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, the estimated annual effective tax rate differs from the U.S. statutory tax rate of 21% and 35%, respectively, primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate in 2018 compared to 2017 was primarily attributable to the TCJA, which reduced the U.S. corporate tax rate from 35% to 21%, partially offset by anticipating a smaller tax benefit from tax-exempt investment income in 2018 compared to 2017.

11. Variable Interest Entities

Markel CATCo Investment Management Ltd. (MCIM), a wholly-owned consolidated subsidiary of the Company, is an insurance-linked securities investment fund manager and insurance manager headquartered in Bermuda. Results attributable to MCIM are not included in a reportable segment.

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

The Funds and the reinsurance company are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Funds or the reinsurance company, as the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. Investment management fees earned by the Company from unconsolidated Funds were $17.3 million and $9.4 million for the three months ended March 31, 2018 and 2017, respectively. The Company is the sole investor in one of the Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary. The Company also holds an investment in another one of the Funds ($26.1 million as of March 31, 2018) but does not have the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE, and therefore does not consolidate that Fund.

As of March 31, 2018, total assets of the Markel Diversified Fund were $125.7 million and total liabilities were $25.4 million. As of December 31, 2017, total assets of the Markel Diversified Fund were $170.3 million and total liabilities were $62.7 million. The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Total assets of the Markel Diversified Fund include an investment in one of the unconsolidated Funds totaling $125.3 million as of March 31, 2018 and $168.2 million as of December 31, 2017, which represents 3% of the outstanding preference shares of that fund as of March 31, 2018 and 7% as of December 31, 2017. This investment is included in equity securities on the Company's consolidated balance sheets. At March 31, 2018 and December 31, 2017, total liabilities of the Markel Diversified Fund included a $24.9 million and $62.5 million note payable, delivered as part of the consideration provided for its investment. The Company repaid $37.5 million of the note payable in January 2018. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company's general credit.

The Company also holds an investment in CATCo Reinsurance Opportunities Fund Ltd. (CROF), a limited liability closed-end fund listed on the London and Bermuda Stock Exchanges, which is not a VIE. This investment is included in equity securities on the Company's consolidated balance sheets. CROF is managed by MCIM and invests substantially all of its assets in one of the unconsolidated Funds. At March 31, 2018 and December 31, 2017, the fair value of the Company's investment in CROF was $14.5 million and $20.5 million, respectively.

The Company's exposure to risk from the unconsolidated Funds and the reinsurance company is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of March 31, 2018, total investment and insurance assets under management of MCIM for unconsolidated VIEs were $6.1 billion, which includes funds held that will be used to settle claims for incurred losses.

12. Net Income (Loss) per Share

Net income (loss) per share was determined by dividing adjusted net income (loss) to shareholders by the applicable weighted average shares outstanding. Diluted net income (loss) per share is computed by dividing adjusted net income (loss) to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Net income (loss) to shareholders	$(64,306)	$69,869
Adjustment of redeemable noncontrolling interests	5,051	(15,143)
Adjusted net income (loss) to shareholders	$(59,255)	$54,726

Basic common shares outstanding	13,932	13,998
Dilutive potential common shares from conversion of options	—	2
Dilutive potential common shares from conversion of restricted stock units and restricted stock	27	46
Diluted shares outstanding	13,959	14,046
Basic net income (loss) per share (1)	$(4.25)	$3.91
Diluted net income (loss) per share (1) (2)	$(4.25)	$3.90

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2.

(2)
The impact of the conversion of restricted stock units and restricted stock of 27 thousand shares was excluded from the computation of diluted earnings per share for the three months ended March 31, 2018 because the effect would have been anti-dilutive.

13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes net holding gains (losses) on available-for-sale investments arising during the period, changes in unrealized other-than-temporary impairment losses on fixed maturities arising during the period and reclassification adjustments for net gains included in net income (loss). Other comprehensive income (loss) also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss.

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the three months ended March 31, 2018 and 2017.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2016	$1,714,930	$(84,406)	$(64,658)	$1,565,866
Other comprehensive income before reclassifications	160,280	1,543	—	161,823
Amounts reclassified from accumulated other comprehensive income	(9,169)	—	716	(8,453)
Total other comprehensive income	151,111	1,543	716	153,370
March 31, 2017	$1,866,041	$(82,863)	$(63,942)	$1,719,236

December 31, 2017	$2,477,973	$(74,003)	$(58,399)	$2,345,571
Cumulative effect of adoption of ASU No. 2016-01	(2,626,265)	2,492	—	(2,623,773)
Cumulative effect of adoption of ASU No. 2018-02	401,539	—	—	401,539
Other comprehensive income (loss) before reclassifications	(116,922)	4,911	664	(111,347)
Amounts reclassified from accumulated other comprehensive income (1)	814	—	—	814
Total other comprehensive income (loss)	(2,340,834)	7,403	664	(2,332,767)
March 31, 2018	$137,139	$(66,600)	$(57,735)	$12,804

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2.

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Change in net unrealized gains on available-for-sale investments: (1)
Net holding gains (losses) arising during the period	$(28,230)	$74,993
Reclassification adjustments for net gains (losses) included in net income (loss)	217	(2,532)
Change in net unrealized gains on available-for-sale investments	(28,013)	72,461
Change in foreign currency translation adjustments	766	(37)
Change in net actuarial pension loss	136	179
Total	$(27,111)	$72,603

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2.

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income, by component.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Unrealized holding gains on available-for-sale investments: (1)
Other-than-temporary impairment losses	$—	$(3,213)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(1,031)	14,914
Total before taxes	(1,031)	11,701
Income taxes	217	(2,532)
Reclassification of unrealized holding gains (losses), net of taxes	$(814)	$9,169

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(800)	$(895)
Income taxes	136	179
Reclassification of net actuarial pension loss, net of taxes	$(664)	$(716)

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2.

14. Contingencies

Aspen Holdings. In October 2010, the Company completed its acquisition of Aspen Holdings, Inc. (Aspen). As part of the consideration for that acquisition, Aspen shareholders received contingent value rights (CVRs), which are currently expected to result in the payment of additional cash consideration to CVR holders. Absent the litigation described below, the final amount to be paid to CVR holders would be determined after December 31, 2017, the CVR maturity date, based on, among other things, adjustments for the development of pre-acquisition loss reserves and loss sensitive profit commissions.
The CVR holder representative, Thomas Yeransian, has disputed the Company's estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that the Company is in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($12.1 million through March 31, 2018) and default interest (up to an additional $10.5 million through March 31, 2018, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.
At the initial hearing held February 21, 2017, the court stayed the proceedings and ordered the parties to discuss resolving the dispute pursuant to the independent CVR valuation procedure under the CVR agreement. The parties met on April 5, 2017, but were unsuccessful in reaching agreement on a process for resolving the dispute. The Company subsequently filed a motion to stay the litigation and compel arbitration, and, on July 31, 2017, the court issued an order granting that motion. Mr. Yeransian has filed a motion requesting that the court reconsider that order, and that motion is pending.
Management believes the holder representative’s suit to be without merit and will vigorously defend against it. Further, management believes that any material loss resulting from the holder representative’s suit to be remote and that the contractual contingent consideration payments related to the CVRs will not have a material impact on the Company's liquidity.
Markel Ventures. Late in the first quarter of 2018, the Company became aware of a matter at one of its Markel Ventures operations. This matter is currently under internal investigation and action plans necessary to remediate the matter are under development. Because facts are still being gathered and various remediation options are currently under consideration, management is unable to reasonably estimate a range of possible outcomes for the costs associated with this matter and, accordingly, management cannot determine at this time whether the matter will have a material impact on the Company's income before income taxes. However, management does not expect this matter to have a material adverse effect on the Company’s results of operations or financial condition. Once reasonable estimates of remediation and other costs associated with this matter are determined and are considered probable, such costs will be recognized as an expense in the Company's results of operations.
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

•	Investing - our investing activities are primarily related to our underwriting operations

•	Markel Ventures - our Markel Ventures operations include our controlling interests in a diverse portfolio of businesses that operate in various industries

•	Program Services - our program services business serves as a fronting platform that provides other insurance companies access to the U.S. property and casualty insurance market

•	Markel CATCo - our Markel CATCo operations include an investment fund manager that offers insurance-linked securities to investors

In conjunction with the continued growth and diversification of our business, beginning the first quarter of 2018 we changed the way we review our ongoing underwriting operations. Effective January 1, 2018, our chief operating decision maker allocates resources to and assesses the performance of our ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. In determining how to monitor our underwriting results, we consider many factors, including the nature of the insurance product sold, the type of account written and the type of customer served. The Insurance segment includes all direct business and facultative placements written across the Company. The Reinsurance segment includes all treaty reinsurance written across the Company. Results for lines of business discontinued prior to, or in conjunction with, acquisitions, including development on asbestos and environmental loss reserves and the results attributable to the run-off of life and annuity reinsurance business, are monitored separately and are not included in a reportable segment. All investing activities related to our underwriting operations are included in the Investing segment.

Our Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons, including our syndicate at Lloyd's of London (Lloyd's). Risks written in our Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that the loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. The following products are included in this segment: general liability, professional liability, primary and excess of loss property, including catastrophe-exposed property, personal property, workers' compensation, marine and energy liability coverages, specialty program insurance for well-defined niche markets, and liability and other coverages tailored for unique exposures. Business in this segment is written through our Markel Assurance, Markel Specialty and Markel International divisions. The Markel Assurance division writes commercial risks, on an excess and surplus lines basis as well as admitted and non-admitted basis, using a network of brokers managed on a regional basis. The Markel Specialty division writes program insurance and other specialty coverages for well-defined niche markets, primarily on an admitted basis. The Markel International division writes business worldwide from our London-based platform, which includes our syndicate at Lloyd's.

In November 2017, we completed the acquisition of State National Companies, Inc. (State National), a leading specialty provider of property and casualty insurance. The acquisition of State National adds a premier fronting platform to our insurance operations through which insurance products can be offered throughout the United States. State National also offers collateral protection insurance (CPI) to credit unions and regional banks. Results attributable to CPI business are included in the Insurance segment. Results attributable to the fee-based program services (fronting) operations are reported within our other operations, which are not included in a reportable segment.

In April 2017, we completed the acquisition of SureTec Financial Corp. (SureTec), a Texas-based privately held surety company primarily offering contract, commercial and court bonds. Results attributable to SureTec are included in the Insurance segment.

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

Through our wholly-owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own interests in various businesses that, effective January 1, 2018, we monitor and report in the Markel Ventures segment. These businesses are viewed by management as separate and distinct from our insurance operations and are comprised of a diverse portfolio of businesses from different industries that offer various types of products and services to businesses and consumers, predominately in the United States. Our products group manufactures, builds or produces consumer and industrial products, such as equipment used in baking systems and food processing, portable dredges, over-the-road car haulers and equipment, laminated oak and composite wood flooring used in the trucking industry, dorm furniture, wall systems, medical casework and marine panels, storage and transportation equipment for specialty gas, ornamental plants and residential homes. The services group offers consumer and business services, such as leasing and management of manufactured housing communities, behavioral healthcare, concierge health programs, retail intelligence and management and technology consulting.

In August 2017, we acquired 81% of Costa Farms, a Florida-based privately held grower of house and garden plants. Results attributable to Costa Farms are included with our Markel Ventures segment.

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

Readers are urged to review our 2017 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

Recent Changes to Significant Accounting Policies

Effective January 1, 2018, as a result of recent significant changes in economic facts and circumstances, management reassessed its functional currency determination as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters. As a result of the reassessment, the U.S. Dollar is the only functional currency for most of our foreign underwriting operations. Consequently, more foreign currency denominated transactions are designated as non-functional, with related remeasurement gains and losses included in net foreign exchange gains (losses) within net income. However, available-for-sale securities denominated in non-functional currencies are recorded at fair value with resulting gains and losses, including the portion attributable to movements in exchange rates, included in the change in net unrealized gains on available-for-sale investments, net of taxes, within other comprehensive income. As a result, while we attempt to naturally hedge our exposure to foreign currency fluctuations by matching assets and liabilities in currency, there is a financial statement mismatch between the gains or losses recorded in net income related to insurance reserves denominated in non-functional currencies and the gains or losses recorded in other comprehensive income related to the available-for-sale securities supporting the reserves. The change in our functional currency determination has been applied on a prospective basis in accordance with ASC 830. Therefore, any translation gains and losses that were previously recorded in accumulated other comprehensive income remain unchanged through December 31, 2017. See note 1 of the notes to consolidated financial statements for further details. The three months ended March 31, 2018 included a pre-tax foreign exchange loss of $22.1 million ($17.5 million, net of taxes) compared to a pre-tax foreign exchange gain of $0.1 million for the three months ended March 31, 2017.

Recent Accounting Pronouncements

The FASB has issued several accounting standards updates (ASUs) that became effective January 1, 2018.

The adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and several other ASUs that were issued as amendments to ASU No. 2014-09 did not have a material impact on our consolidated financial position, results of operations or cash flows.

As a result of adopting ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, changes in the fair value of equity securities are now recognized in net income rather than other comprehensive income. On January 1, 2018, cumulative net unrealized gains on equity securities of $2.6 billion, net of deferred income taxes of $673.9 million, were reclassified from accumulated other comprehensive income into retained earnings.

As a result of early adopting ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we elected to reclassify tax effects remaining in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (TCJA) to retained earnings. Upon enactment of the TCJA, the U.S. corporate tax rate was reduced from 35% to 21% and our U.S. deferred tax balances were remeasured to the lower enacted U.S. corporate tax rate. U.S. GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recorded as a component of income tax expense in the period of enactment, even if the assets and liabilities relate to items of accumulated other comprehensive income. As a result of adopting the ASU, on January 1, 2018, previously recognized deferred taxes of $401.5 million was reclassified from accumulated other comprehensive income into retained earnings.

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

Key Performance Indicators

An important measure of our financial success is our ability to grow book value per share at a high rate of return over a long period of time. To mitigate the effects of short-term volatility, we measure ourselves over a five-year period. We believe that growth in book value per share is a comprehensive measure of our success because it includes all underwriting, investing and operating results. We measure underwriting results by our underwriting profit or loss and combined ratio. We measure investing results by our net investment income and net investment gains as well as our taxable equivalent total investment return. We measure Markel Ventures' results, by its operating income and net income, as well as earnings before interest, income taxes, depreciation and amortization (EBITDA). These measures are discussed in greater detail under "Results of Operations."

As we have continued to expand and diversify our operations beyond underwriting and investing, we recognize that book value per share does not capture all of the economic value in our business, as a growing portion of our operations are not recorded at fair value or otherwise captured in book value. As a result, effective January 1, 2018, we also measure our financial success through the growth in the market price of a share of our stock, or total shareholder return. For the three months ended March 31, 2018, our share price increased 3%.

Results of Operations

The following table presents the components of net income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Insurance segment underwriting profit	$102,541	$62,913
Reinsurance segment underwriting profit (loss)	7,162	(70,564)
Other underwriting profit	1,810	5,256
Net investment income	108,016	100,368
Net investment gains (losses) (1)	(122,998)	20,865
Other revenues	439,432	307,916
Other expenses	(402,130)	(282,633)
Amortization of intangible assets	(28,823)	(16,770)
Interest expense	(40,059)	(33,402)
Foreign exchange gain (loss)	(22,114)	95
Income tax expense	(108,431)	(23,004)
Net (income) loss attributable to noncontrolling interests	1,288	(1,171)
Net income (loss) to shareholders	$(64,306)	$69,869

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2 of the notes to consolidated financial statements.

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

Consolidated
The following table presents selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Gross premium volume (1)	$1,585,691	$1,460,751
Net written premiums	1,334,134	1,260,229
Net retention (1)	84%	86%
Earned premiums	1,151,021	982,602
Losses and loss adjustment expenses	615,118	611,719
Underwriting, acquisition and insurance expenses	424,390	373,278
Underwriting profit (loss)	111,513	(2,395)

U.S. GAAP Combined Ratios
Insurance	89%	92%
Reinsurance	97%	131%
Markel Corporation (Consolidated)	90%	100%

(1)
Gross premium volume and net retention for the three months ended March 31, 2018 exclude $461.2 million of gross written premium attributable to our program services business, substantially all of which was ceded.

Our combined ratio was 90% for the quarter ended March 31, 2018 compared to 100% for the same period of 2017.

The decrease in the consolidated combined ratio for the quarter ended March 31, 2018 was driven by a lower current accident year loss ratio and more favorable development on prior years' loss reserves. Higher earned premiums across both of our segments and lower profit sharing expenses had a favorable impact on the consolidated expense ratio. This favorable impact was partially offset by higher general expenses.

The consolidated combined ratio for the quarter ended March 31, 2017 included $85.0 million, or nine points on the consolidated combined ratio, of adverse development on prior years' loss reserves resulting from a decrease in the discount rate, known as the Ogden Rate, used to calculate lump sum awards in United Kingdom (U.K.) bodily injury cases. The effect of the rate change was most impactful to our U.K. auto casualty exposures through reinsurance contracts written in our Reinsurance segment. We ceased writing new U.K. auto business in late 2014.

Insurance Segment

The combined ratio for the Insurance segment was 89% for the quarter ended March 31, 2018 compared to 92% for the same period of 2017.

For the quarter ended March 31, 2018, the decrease in the combined ratio was driven by a lower current accident year loss ratio and more favorable development on prior years' loss reserves. Higher earned premiums resulted in an unfavorable impact to the prior years' loss ratio and a favorable impact to our expense ratio.

•
The current accident year loss ratio for the quarter ended March 31, 2018 decreased compared to the quarter ended March 31, 2017 primarily due to the favorable impact from our new surety and lender services businesses, which were acquired in 2017 and carry a lower loss ratio than other products in the segment.

•
The Insurance segment's combined ratio for the quarter ended March 31, 2018 included $119.2 million of favorable development on prior years' loss reserves, including $12.0 million of favorable development related to the 2017 catastrophes, compared to $92.9 million for the same period in 2017. More favorable development on prior years' loss reserves in 2018 more than offset the unfavorable impact of higher earned premiums described above on the prior years' loss ratio. The increase in favorable development was primarily due to more favorable development on our professional liability, marine and energy and property product lines, partially offset by less favorable development on our general liability product lines in 2018 compared to 2017. For the quarter ended March 31, 2018, favorable development was most significant on our general liability and professional liability product lines across several accident years, marine and energy product lines on the 2015 to 2017 accident years, and on our workers' compensation product line on the 2014 to 2017 accident years. The favorable development on prior years' loss reserves in 2017 was most significant on our general liability, marine and energy and workers compensation product lines.

•
The expense ratio was flat compared to the prior year. The favorable impact from higher earned premiums was offset by an unfavorable impact from our new surety business, which carries a higher expense ratio than other products in the segment, and our new lender services business.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 97% for the quarter ended March 31, 2018, compared to 131% for the same period of 2017.

For the quarter ended March 31, 2018 the decrease in the combined ratio was driven by less adverse development on prior year loss reserves, a lower expense ratio and lower current accident year loss ratio.

•
The decrease in the current accident year loss ratio for the quarter ended March 31, 2018, was primarily due to higher earned premiums as a result of net favorable premium adjustments in 2018 compared to net unfavorable premium adjustments in 2017. In 2018, favorable premium adjustments were partially offset by ceded reinstatement premiums related to the 2017 catastrophes.

•
The Reinsurance segment's combined ratio for the quarter ended March 31, 2018 included $13.1 million of adverse development on prior years' loss reserves compared to $71.6 million of adverse development in 2017. In 2018, prior years' loss reserves included $12.3 million of adverse development, or five points on the Reinsurance segment combined ratio, related to the 2017 catastrophes. In 2017, prior years loss reserves included $85.0 million of adverse development, or 38 points on the Reinsurance segment combined ratio, related to the decrease in the Ogden Rate. There was no development on our auto product lines in 2018. Favorable development in 2018 was most significant on our surety product lines, primarily on the 2013 and 2015 accident years, and on our marine and energy product lines across several accident years. Favorable development on prior years' loss reserves in 2017 was most significant on our property product lines.

•	The expense ratio decreased for the quarter ended March 31, 2018 compared to the same period of 2017 due to lower profit sharing expenses and a favorable impact from higher earned premiums.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Insurance	$1,093,362	$912,997
Reinsurance	492,333	547,737
Other	(4)	17
Total Underwriting	1,585,691	1,460,751
Other - Program Services	461,193	—
Total	$2,046,884	$1,460,751

Gross premium volume in our underwriting operations for the three months ended March 31, 2018 increased 9% compared to the same period of 2017. The increase in gross premium volume for the three months ended March 31, 2018 was attributable to an increase in gross premium volume within our Insurance segment. Also impacting consolidated gross premium volume was $461.2 million of gross premiums written through our program services business acquired as part of the State National transaction in 2017, which is not included in our underwriting operations. Substantially all gross premiums written in our program services business were ceded to third parties in the first quarter of 2018.

Gross premium volume in our Insurance segment increased 20% for the three months ended March 31, 2018. The increase in gross premium volume for the three months ended March 31, 2018 was driven by growth within our general liability, professional liability and marine and energy product lines, as well as increased premiums from our new surety and collateral protection businesses which were acquired in 2017.

Gross premium volume in our Reinsurance segment decreased 10% for the three months ended March 31, 2018. The decrease in gross premium volume for the three months ended March 31, 2018 was driven by a large specialty quota share treaty entered into in the first quarter of 2017 that did not renew in 2018, as well as lower gross premium volume in our property product lines, primarily due to two contracts that did not renew. These decreases were partially offset by higher gross premium volume in our general liability, professional liability and workers compensation product lines. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Following the high level of natural catastrophes that occurred in the third and fourth quarters of 2017, beginning in the first quarter of 2018, we saw more favorable rates, particularly on our catastrophe exposed product lines. We are also seeing more stabilized pricing on our other product lines and continue to see pricing margins in most reinsurance lines of business. Despite stabilization of prices on certain product lines during the last several years, we still consider the overall property and casualty insurance market to be soft. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Insurance	$912,979	$770,517
Reinsurance	421,058	489,596
Other	97	116
Total Underwriting	1,334,134	1,260,229
Other - Program Services	668	—
Total	$1,334,802	$1,260,229

Net retention of gross premium volume for our underwriting operations for the three months ended March 31, 2018 was 84%, compared to 86% for the same period of 2017. The decrease in net retention for the three months ended March 31, 2018 compared to the same period of 2017 was primarily driven by lower retention on our classic car business within the Insurance segment and higher ceded premiums on our property product lines within the Reinsurance segment in 2018, due to additional ceded reinstatement premiums on the 2017 catastrophes and higher ceded premium rates.

Earned Premiums
	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Insurance	$902,851	$756,849
Reinsurance	247,964	225,637
Other	97	116
Total Underwriting	1,150,912	982,602
Other - Program Services	109	—
Total	$1,151,021	$982,602

Earned premiums for the three months ended March 31, 2018 increased 17% compared to the same period of 2017. The increase in earned premiums for the three months ended March 31, 2018 was primarily attributable to an increase in earned premiums within our Insurance segment. The increase in earned premiums in our Insurance segment for the three months ended March 31, 2018 was primarily due to the increase in gross premium volume within our general liability, professional liability and marine and energy product lines, as well as our new surety and collateral protection product lines. The increase in earned premiums in our Reinsurance segment for the three months ended March 31, 2018 was primarily due to the increase in gross premium volume from multi-year deals within our general liability and workers compensation product lines.

Investing Results

The following table summarizes our investment performance.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net investment income	$108,016	$100,368
Net investment gains (losses) (1)	$(122,998)	$20,865
Change in net unrealized investment gains on available-for-sale securities	$(144,121)	$223,572
Investment yield (2)	0.7%	0.6%
Taxable equivalent total investment return, before foreign currency effect	(0.9)%	2.0%
Taxable equivalent total investment return	(0.5)%	2.1%

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2 of the notes to consolidated financial statements.

(2)	Investment yield reflects net investment income as a percentage of monthly average invested assets at cost.

The increase in net investment income for the three months ended March 31, 2018 was driven by an increase in short-term investment income, primarily due to higher short-term interest rates, and higher dividend income due to increased equity holdings. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

As a result of adopting ASU No. 2016-01, net investment losses for the three months ended March 31, 2018 included a decrease in the fair value of equity securities of $122.1 million ($101.3 million net of taxes). For the three months ended March 31, 2017, the increase in the fair value of equity securities, which totaled $219.1 million, was included in the change in net unrealized investment gains in other comprehensive income. See note 4(e) of the notes to consolidated financial statements for details regarding the components of net investment gains and the change in net unrealized gains on investments.

There were no write downs for other-than-temporary declines in the estimated fair value of investments for the three months ended March 31, 2018. Net realized investment gains for the three months ended March 31, 2017 included write downs for other-than-temporary declines in the estimated fair value of investments of $3.2 million, which were attributable to one equity security. We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At March 31, 2018, we held fixed maturities with gross unrealized losses of $107.0 million, or less than 1% of invested assets. All available-for-sale securities with unrealized losses were reviewed, and we believe that there were no securities with indications of declines in estimated fair value that were other-than-temporary at March 31, 2018. However, given the volatility in the debt market, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

We also evaluate our investment performance by analyzing taxable equivalent total investment return, which is a non-GAAP financial measure. Taxable equivalent total investment return includes items that impact net income (loss), such as coupon interest on fixed maturities, dividends on equity securities and realized investment gains or losses, as well as changes in unrealized gains or losses on available-for-sale securities, which do not impact net income (loss). Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in federal taxable income. We believe the taxable equivalent total investment return is a better reflection of the economics of our decision to invest in certain asset classes. We focus on our long-term investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

The following table reconciles investment yield to taxable equivalent total investment return.

	Three Months Ended March 31,
	2018	2017
Investment yield (1)	0.7%	0.6%
Adjustment of investment yield from amortized cost to fair value	(0.1)%	(0.1)%
Net amortization of net premium on fixed maturities	0.1%	0.1%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	(1.5)%	1.3%
Taxable equivalent effect for interest and dividends (2)	—%	0.1%
Other (3)	0.3%	0.1%
Taxable equivalent total investment return	(0.5)%	2.1%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

Other Revenues and Other Expenses

Markel Ventures Segment

Operating revenues and expenses associated with our Markel Ventures segment are included in other revenues and other expenses in the consolidated statements of income and comprehensive income. We consolidate our Markel Ventures operations on a one-month lag, with the exception of any significant transactions or events that occur in the intervening period.

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Operating revenues	$392,057	$286,935
Operating income	$23,777	$28,762
EBITDA	$46,597	$45,044
Net income to shareholders	$13,611	$13,999

Revenues from our Markel Ventures segment increased $105.1 million for the three months ended March 31, 2018, compared to the same period of 2017. In 2018, revenues were higher primarily due to the acquisition of Costa Farms in the third quarter of 2017. Higher sales volumes across most of our Markel Ventures businesses were partially offset by lower sales volumes in one of our industrial products businesses.

Operating income from our Markel Ventures operations decreased for the three months ended March 31, 2018 compared to the same period of 2017 primarily due to lower revenues and higher costs in one of our industrial products businesses and an operating loss attributable to our acquisition of Costa Farms, resulting from the seasonal nature of its business and the impact of depreciation and amortization expenses. These decreases in operating income were partially offset by higher operating income from one of our consumer products businesses.
Markel Ventures EBITDA increased for the three months ended March 31, 2018 compared to the same period of 2017, primarily due to the contribution from Costa Farms. The increase in EBITDA attributable to Costa Farms was partially offset by the impact of lower revenues and higher costs in one of our industrial products businesses in 2018 compared to 2017, as described above.
Markel Ventures EBITDA is a non-GAAP financial measure. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including revenues and net income, to monitor and evaluate the performance of our Markel Ventures segment. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. The following table reconciles Markel Ventures operating income to Markel Ventures EBITDA.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Markel Ventures operating income	$23,777	$28,762
Depreciation expense	12,723	9,378
Amortization of intangible assets	10,097	6,904
Markel Ventures EBITDA - Total	$46,597	$45,044

Markel Ventures EBITDA - Products	$32,456	$27,498
Markel Ventures EBITDA - Services	14,141	17,546
Markel Ventures EBITDA - Total	$46,597	$45,044

Net income to shareholders from our Markel Ventures operations decreased slightly for the three months ended March 31, 2018 compared to the same period of 2017. Lower operating income and higher interest expense were largely offset by a favorable impact from the decrease in U.S. tax rate from 35% to 21% attributable to the TCJA.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $40.1 million for the three months ended March 31, 2018, compared to $33.4 million for the same period of 2017. The increase in interest expense was primarily due to interest associated with our 4.30% unsecured senior notes and our 3.50% unsecured senior notes issued in the fourth quarter of 2017. These increases were partially offset by the repayment of our 7.20% unsecured notes in the second quarter of 2017.

Income Taxes

The effective tax rate was 253% and 24% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the three months ended March 31, 2018 is not meaningful as a result of a change in tax status related to certain of our U.K. based operations. During the first quarter of 2018, after further evaluating opportunities provided by the TCJA, we decided to treat two of our most significant U.K. subsidiaries as domestic corporations for U.S. tax purposes, which will enable us to manage our global capital in a more tax efficient manner. As a result, we no longer consider earnings and profits from those subsidiaries to be indefinitely reinvested and we recorded a $99.5 million provision for deferred U.S. income taxes on the book and tax basis differences attributable to those subsidiaries. We continue to be indefinitely reinvested in our other foreign subsidiaries, with the exception of certain Bermuda-based subsidiaries.

We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. Therefore, we also analyzed our estimated annual effective tax rate, which excludes the impact of these items. The following table summarizes our effective tax rate and estimated annual effective tax rate for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Effective tax rate	253%	24%
Impact of election to tax U.K. subsidiaries as U.S. taxpayers on effective tax rate	(232)	—
Impact of other discrete items on effective tax rate	(2)	1
Estimated annual effective tax rate	19%	25%

For the three months ended March 31, 2018, the estimated annual effective tax rate was 19%. This differs from the U.S. statutory tax rate of 21% primarily as a result of tax-exempt investment income. For the three months ended March 31, 2017, the estimated annual effective tax rate of 25% differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate for the three months ended March 31, 2018 compared to the same period of 2017 was primarily attributable to the decrease in the U.S. corporate tax rate from 35% to 21% resulting from the TCJA, partially offset by anticipating a smaller tax benefit from tax-exempt investment income.

Comprehensive Income (Loss) to Shareholders

Comprehensive loss to shareholders was $174.8 million for the three months ended March 31, 2018 compared to comprehensive income to shareholders of $223.2 million for the same period of 2017. Comprehensive loss to shareholders for the three months ended March 31, 2018 included a decrease in net unrealized gains on available-for-sale investments, net of taxes, of $116.1 million and a net loss to shareholders of $64.3 million. Comprehensive income to shareholders for the three months ended March 31, 2017 included an increase in net unrealized gains on available-for-sale investments, net of taxes, of $151.1 million and net income to shareholders of $69.9 million. Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income. Rather, all changes in fair value of equity securities are now recognized in net income. For the three months ended March 31, 2018, the change in fair value of equity securities included in net income was a loss of $122.1 million compared to a gain of $219.1 million for the three months ended March 31, 2017 included in other comprehensive income. This change in presentation has no impact on comprehensive income to shareholders.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $20.3 billion at March 31, 2018 compared to $20.6 billion at December 31, 2017. Net unrealized gains on investments were $3.4 billion at March 31, 2018 compared to $3.7 billion at December 31, 2017. Equity securities were $5.9 billion at March 31, 2018, compared to $6.0 billion at December 31, 2017, or 29% of invested assets for both periods.

Net cash provided by operating activities was $57.7 million for the three months ended March 31, 2018 compared to $11.9 million for the same period of 2017. Net cash flows from operating activities for the three months ended March 31, 2018 reflected higher premium collections, higher cash flows from our Markel Ventures operations and lower payments for employee profit sharing compared to the same period of 2017. Also reflected in net cash provided by operating activities for 2018 was higher claims settlement activity in both of our underwriting segments, primarily due to the 2017 catastrophes that occurred in the second half of 2017, higher payments for income taxes and lower performance fees received in our investment management operations. As of March 31, 2018 we had paid 51% of our total estimated net losses on the 2017 catastrophes. Net cash provided by operating activities for the three months ended March 31, 2017 was net of a $45.8 million cash payment made in connection with a commutation that was completed during the period.

Net cash used by investing activities was $68.2 million for the three months ended March 31, 2018 compared to net cash provided by investing activities of $37.7 million for the same period of 2017. The change in investing cash flows was primarily a result of timing of proceeds from maturities of fixed maturities during the three months ended March 31, 2018 compared to the same period of 2017. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $74.7 million for the three months ended March 31, 2018 compared to $26.5 million for the same period of 2017. In January 2018, we repaid $37.5 million of the outstanding note payable that was delivered as part of the consideration provided for the investment held by the Markel Diversified Fund, as discussed in note 11 of the notes to consolidated financial statements. During the first quarter of 2018 we also repaid $64.8 million of debt assumed in connection with acquisitions. Cash of $12.3 million and $23.5 million was used to repurchase shares of our common stock during the first three months of 2018 and 2017, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 25% at both March 31, 2018 and December 31, 2017.

We have access to various capital sources, including dividends from certain of our insurance subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $2.6 billion and $2.7 billion of invested assets at March 31, 2018 and December 31, 2017, respectively.

Shareholders' equity was $9.3 billion at March 31, 2018 and $9.5 billion at December 31, 2017. Book value per share decreased to $671.05 at March 31, 2018 from $683.55 at December 31, 2017, primarily due to $174.8 million of comprehensive loss to shareholders for the three months ended March 31, 2018.

Brexit Developments

On June 23, 2016, the U.K. voted to exit the European Union (E.U.) (Brexit), and on March 29, 2017, the U.K. government delivered formal notice to the other E.U. member countries that it is leaving the E.U. A two-year period has now commenced during which the U.K. and the E.U. will negotiate the future terms of the U.K.'s relationship with the E.U., including the terms of trade between the U.K. and the E.U. Unless this period is extended, the U.K. will automatically exit the E.U., with or without an agreement in place, after two years. During this period the U.K. will remain a part of the E.U. After Brexit terms are agreed, Brexit could be implemented in stages over a multi-year period. No member country has left the E.U., and the rules for exit (contained in Article 50 of the Treaty on European Union) are brief. The U.K. and the E.U. have agreed to certain Brexit terms, including the financial settlement to be paid by the U.K. upon leaving the E.U. and a transitional period that will last until December 31, 2020 and provide the U.K. and the E.U. additional time to prepare for the post-Brexit period. However, the U.K. and the E.U. still must agree on the terms of the future relationship between the U.K. and the E.U., including matters such as trade, travel and security, and all Brexit terms must be ratified by the U.K. Parliament and the legislative bodies of the 27 E.U. member states.

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

Certain of our non-U.S. insurance operations underwrite global marine hull policies and global marine hull war policies that provide coverage for vessels or fleets navigating into and out of ports worldwide, potentially including Iran. Under a global marine hull war policy, the insured is required to give notice before entering designated areas, including Iran. During the quarter ended March 31, 2018 we have received notice that one or more vessels covered by a global marine hull war policy were entering Iranian waters. However, no additional premium is required under global marine hull policies or global marine hull war policies for calling into Iran. During the quarter ended March 31, 2018 we have not been asked to cover a specific voyage into or out of Iran that would result in a separate, allocable premium for that voyage.

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

During the three months ended March 31, 2018, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2017.

The estimated fair value of our investment portfolio at March 31, 2018 was $20.3 billion, 71% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 29% of which was invested in equity securities. At December 31, 2017, the estimated fair value of our investment portfolio was $20.6 billion, 71% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 29% of which was invested in equity securities.

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2018, 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the three months ended March 31, 2018, there were no material changes in our foreign government fixed maturity holdings.

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

There were no changes in our internal control over financial reporting during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Risk Factors" and "Safe Harbor and Cautionary Statement" in our 2017 Annual Report on Form 10-K or are included in the items listed below:

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
The CVR holder representative, Thomas Yeransian, has disputed our estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that we are in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($12.1 million through March 31, 2018) and default interest (up to an additional $10.5 million through March 31, 2018, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.
At the initial hearing held February 21, 2017, the court stayed the proceedings and ordered the parties to discuss resolving the dispute pursuant to the independent CVR valuation procedure under the CVR agreement. The parties met on April 5, 2017, but were unsuccessful in reaching agreement on a process for resolving the dispute. We subsequently filed a motion to stay the litigation and compel arbitration, and, on July 31, 2017, the court issued an order granting that motion. Mr. Yeransian has filed a motion requesting that the court reconsider that order, and that motion is pending.
We believe the holder representative’s suit to be without merit and will vigorously defend against it. We further believe that any material loss resulting from the holder representative’s suit to be remote. We do not believe the contractual contingent consideration payments related to the CVRs will have a material impact on our liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended March 31, 2018.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2018 through January 31, 2018	3,630	$1,121.18	3,630	$137,897
February 1, 2018 through February 28, 2018	3,135	$1,113.69	3,135	$134,406
March 1, 2018 through March 31, 2018	3,300	$1,145.98	3,300	$130,624
Total	10,065	$1,126.98	10,065	$130,624

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

4.1
Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 8-K filed with the Commission June 5, 2001)

4.2
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission August 11, 2004)

4.3
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission September 21, 2009)

4.4
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 31, 2011)

4.5
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission June 29, 2012)

4.6
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.7
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.8
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.9
Form of Eleventh Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.10
Form of Twelfth Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.11
Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.14 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2013)

4.12
First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (incorporated by reference from Exhibit 4.15 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2013)

4.13
Form of Second Supplemental Indenture dated as of June 30, 2014 among Alterra Finance LLC, Alterra Capital Holdings Limited and the Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.16 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

4.14
Form of Guaranty Agreement by Markel Corporation dated as of June 30, 2014 in connection with the Alterra Finance LLC 6.25% Senior Notes due 2020 (incorporated by reference from Exhibit 4.17 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

10.1
Description of Awards Under Executive Bonus Plan and 2016 Equity Incentive Compensation Plan for 2018 (incorporated by reference from Item 5.02 in the Registrant’s report on Form 8-K filed with the Commission February 23, 2018)*

10.2	Form of Performance-Based (Graded Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan* **

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

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on April 24, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

* Indicates management contract or compensatory plan or arrangement

**	Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of April 2018.

Markel Corporation

By:	/s/ Alan I. Kirshner
Alan I. Kirshner
Executive Chairman
(Principal Executive Officer)

By:	/s/ Anne G. Waleski
Anne G. Waleski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)