Form 10-Q
period 2018-06-30
MARKEL CORP
filed 2018-07-31
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 24, 2018: 13,885,592

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturities, available-for-sale (amortized cost of $10,025,593 in 2018 and $9,551,153 in 2017)	$10,134,073	$9,940,670
Equity securities, available-for-sale (cost of $2,667,661 in 2017)	—	5,967,847
Equity securities (cost of $2,787,763 in 2018)	6,069,245	—
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,947,585	2,160,974
Total Investments	18,150,903	18,069,491
Cash and cash equivalents	1,945,370	2,198,459
Restricted cash and cash equivalents	299,026	302,387
Receivables	1,944,751	1,567,453
Reinsurance recoverable on unpaid losses	4,739,259	4,619,336
Reinsurance recoverable on paid losses	90,649	126,054
Deferred policy acquisition costs	508,214	465,569
Prepaid reinsurance premiums	1,266,916	1,099,757
Goodwill	1,784,667	1,777,464
Intangible assets	1,269,520	1,355,681
Other assets	1,247,756	1,223,365
Total Assets	$33,247,031	$32,805,016
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$13,628,941	$13,584,281
Life and annuity benefits	1,033,461	1,072,112
Unearned premiums	3,695,040	3,308,779
Payables to insurance and reinsurance companies	422,423	324,304
Senior long-term debt and other debt (estimated fair value of $3,088,000 in 2018 and $3,351,000 in 2017)	3,024,306	3,099,230
Other liabilities	1,809,448	1,748,460
Total Liabilities	23,613,619	23,137,166
Redeemable noncontrolling interests	155,998	166,269
Commitments and contingencies
Shareholders' equity:
Common stock	3,387,121	3,381,834
Retained earnings	6,184,299	3,776,743
Accumulated other comprehensive income (loss)	(90,560)	2,345,571
Total Shareholders' Equity	9,480,860	9,504,148
Noncontrolling interests	(3,446)	(2,567)
Total Equity	9,477,414	9,501,581
Total Liabilities and Equity	$33,247,031	$32,805,016
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,148,184	$1,033,574	$2,299,205	$2,016,176
Net investment income	105,387	99,299	213,403	199,667
Net investment gains (losses):
Other-than-temporary impairment losses	—	(604)	—	(3,817)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(7,642)	4,829	(8,588)	20,012
Change in fair value of equity securities	112,891	13,402	(9,161)	22,297
Net investment gains (losses)	105,249	17,627	(17,749)	38,492
Other revenues	628,193	330,993	1,067,625	638,909
Total Operating Revenues	1,987,013	1,481,493	3,562,484	2,893,244
OPERATING EXPENSES
Losses and loss adjustment expenses	599,178	522,978	1,214,296	1,134,697
Underwriting, acquisition and insurance expenses	451,570	401,270	875,960	774,548
Amortization of intangible assets	29,641	18,026	58,464	34,796
Other expenses	595,343	298,756	997,473	581,389
Total Operating Expenses	1,675,732	1,241,030	3,146,193	2,525,430
Operating Income	311,281	240,463	416,291	367,814
Interest expense	36,702	31,797	76,761	65,199
Net foreign exchange gains	(86,158)	(879)	(64,044)	(974)
Income Before Income Taxes	360,737	209,545	403,574	303,589
Income tax expense	81,150	58,118	189,581	81,122
Net Income	279,587	151,427	213,993	222,467
Net income attributable to noncontrolling interests	1,356	1,767	68	2,938
Net Income to Shareholders	$278,231	$149,660	$213,925	$219,529

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(98,145)	$190,069	$(215,067)	$350,349
Reclassification adjustments for net gains included in net income	(5,891)	(222)	(5,077)	(9,391)
Change in net unrealized gains on available-for-sale investments, net of taxes	(104,036)	189,847	(220,144)	340,958
Change in foreign currency translation adjustments, net of taxes	(10,450)	1,962	(5,497)	3,507
Change in net actuarial pension loss, net of taxes	568	902	1,232	1,618
Total Other Comprehensive Income (Loss)	(113,918)	192,711	(224,409)	346,083
Comprehensive Income (Loss)	165,669	344,138	(10,416)	568,550
Comprehensive income attributable to noncontrolling interests	1,333	1,781	87	2,954
Comprehensive Income (Loss) to Shareholders	$164,336	$342,357	$(10,503)	$565,596

NET INCOME PER SHARE
Basic	$20.01	$10.34	$15.75	$14.25
Diluted	$19.97	$10.31	$15.72	$14.20

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2016	13,955	$3,368,666	$3,526,395	$1,565,866	$8,460,927	$6,484	$8,467,411	$73,678
Net income (loss)			219,529	—	219,529	(307)	219,222	3,245
Other comprehensive income			—	346,067	346,067	—	346,067	16
Comprehensive Income (Loss)					565,596	(307)	565,289	3,261
Issuance of common stock	24	359	—	—	359	—	359	—
Repurchase of common stock	(61)	—	(59,194)	—	(59,194)	—	(59,194)	—
Restricted stock units expensed	—	10,568	—	—	10,568	—	10,568	—
Adjustment of redeemable noncontrolling interests	—	—	(20,284)	—	(20,284)	—	(20,284)	20,284
Purchase of noncontrolling interest	—	(2,910)	—	—	(2,910)	(8,109)	(11,019)	(6,179)
Other	—	(453)	(200)	—	(653)	39	(614)	(4,353)
June 30, 2017	13,918	$3,376,230	$3,666,246	$1,911,933	$8,954,409	$(1,893)	$8,952,516	$86,691

December 31, 2017	13,904	$3,381,834	$3,776,743	$2,345,571	$9,504,148	$(2,567)	$9,501,581	$166,269
Cumulative effect of adoption of ASU No. 2014-09, net of taxes	—	—	325	—	325	—	325	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	2,613,242	(2,613,242)	—	—	—	—
Cumulative effect of adoption of ASU No. 2018-02	—	—	(401,539)	401,539	—	—	—	—
Net income (loss)			213,925	—	213,925	(910)	213,015	978
Other comprehensive income (loss)			—	(224,428)	(224,428)	—	(224,428)	19
Comprehensive Income (Loss)					(10,178)	(910)	(11,088)	997
Issuance of common stock	4	2	—	—	2	—	2	—
Repurchase of common stock	(22)	—	(24,257)	—	(24,257)	—	(24,257)	—
Restricted stock units expensed	—	12,229	—	—	12,229	—	12,229	—
Adjustment of redeemable noncontrolling interests	—	—	5,414	—	5,414	—	5,414	(5,414)
Purchase of noncontrolling interest	—	(5,586)	—	—	(5,586)	—	(5,586)	(39)
Other	—	(1,358)	446	—	(912)	31	(881)	(5,815)
June 30, 2018	13,886	$3,387,121	$6,184,299	$(90,560)	$9,480,860	$(3,446)	$9,477,414	$155,998

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$213,993	$222,467
Adjustments to reconcile net income to net cash provided by operating activities	93,541	15,478
Net Cash Provided By Operating Activities	307,534	237,945
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	234,442	262,518
Proceeds from maturities, calls and prepayments of fixed maturities	374,719	676,023
Cost of fixed maturities and equity securities purchased	(1,185,375)	(939,314)
Net change in short-term investments	220,428	677,968
Additions to property and equipment	(52,388)	(35,578)
Acquisitions, net of cash acquired	(7,804)	(202,033)
Other	(29,661)	(2,808)
Net Cash Provided (Used) By Investing Activities	(445,639)	436,776
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	109,113	29,898
Repayment of senior long-term debt and other debt	(180,158)	(139,564)
Repurchases of common stock	(24,257)	(59,194)
Purchase of noncontrolling interests	(7,058)	(18,068)
Distributions to noncontrolling interests	(5,815)	(4,345)
Other	(3,288)	(7,346)
Net Cash Used By Financing Activities	(111,463)	(198,619)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(6,882)	24,977
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(256,450)	501,079
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,500,846	2,085,164
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$2,244,396	$2,586,243

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

a)Basis of Presentation. The consolidated balance sheet as of June 30, 2018 and the related consolidated statements of income and comprehensive income (loss) for the quarters and six months ended June 30, 2018 and 2017, and the consolidated statements of changes in equity and cash flows for the six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2017 was derived from Markel Corporation's audited annual consolidated financial statements.

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

Historically, the Company also designated certain additional currencies, including the British Pound Sterling, the Euro, and the Canadian Dollar, as functional currencies within its foreign underwriting operations that were deemed to contain distinct and separable operations in those foreign economic environments. However, over time the Company’s foreign underwriting operations have evolved and are now managed on a global basis. Effective January 1, 2018, management reassessed its functional currency determination as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters, and concluded that its foreign underwriting operations have evolved to function as an extension, or integral component, of the Company’s global underwriting operations, and are no longer deemed to contain distinct and separable operations. As a result, more foreign currency denominated transactions are designated as non-functional, with related remeasurement gains and losses included in net income. The change in the Company’s functional currency determination has been applied on a prospective basis in accordance with ASC 830. Therefore, any translation gains and losses that were previously recorded in accumulated other comprehensive income through December 31, 2017 remain unchanged as of June 30, 2018.

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

Other revenues primarily relate to the Company's Markel Ventures segment and consist of revenues from the sale of products and services. Revenues are recognized when, or as, control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. All contracts with customers either have an original expected length of one year or less or the Company recognizes revenue at the amount for which it has a right to invoice for the products delivered or services performed. Certain customers may receive volume rebates or credits for products and services, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to the customer and reduces revenues recognized by a corresponding amount. The Company does not expect significant changes to its estimates of variable consideration over the term of the contracts.

Payment terms for products and services vary by the type of product or service offered and the location of the customer, and payment is typically received at or shortly after the point of sale. For certain products, the Company requires partial payment in the form of a deposit before the products are delivered to the customer, which is included in other liabilities on the Company's consolidated balance sheet.

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

2. Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and several other ASU’s that were issued as amendments to ASU No. 2014-09, which apply to all contracts with customers to transfer goods or services or for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU No. 2014-09's core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In adopting this standard, the Company is required to use more judgment and make more estimates than under the previous guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted ASU No. 2014-09 using the modified retrospective method. Prior periods were not restated and a cumulative-effect adjustment of applying the new standard to all open contracts at January 1, 2018 was $0.3 million, and is included as an adjustment to 2018 beginning retained earnings. The Company's other revenues for the quarter and six months ended June 30, 2018 and its receivables, other assets and other liabilities as of June 30, 2018 were not materially different from the amounts that would have been recognized under the previous guidance. ASU No. 2014-09 also requires expanded revenue disclosures which are included in note 8.

Effective January 1, 2018, the Company adopted FASB ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of adoption of this ASU, equity instruments that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. Previously, the Company’s equity securities were classified as available-for-sale and changes in fair value were recorded in other comprehensive income. Upon adoption of this ASU, cumulative net unrealized gains on equity securities of $2.6 billion, net of deferred income taxes of $684.4 million, were reclassified from accumulated other comprehensive income into retained earnings. Prior periods have not been restated to conform to the current presentation. See note 4(e) for details regarding the change in net unrealized gains on equity securities included in net income for the quarter and six months ended June 30, 2018 and included in other comprehensive income (loss) for the quarter and six months ended June 30, 2017.

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

The following table summarizes the intangible assets recorded in connection with the acquisition, and as of June 30, 2018.

(dollars in thousands)	Amount	Economic Useful Life
Customer relationships	$289,000	13 years
Trade names	22,500	13 years
Technology	27,000	Nine years
Insurance licenses	32,000	Indefinite
Intangible assets, before amortization, as of the acquisition date	370,500
Amortization (from the acquisition date through June 30, 2018)	18,478
Net intangible assets as of June 30, 2018	$352,022

4. Investments

a)The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies.

	June 30, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$184,972	$23	$(2,797)	$—	$182,198
U.S. government-sponsored enterprises	360,192	5,719	(5,544)	—	360,367
Obligations of states, municipalities and political subdivisions	4,379,175	107,644	(33,843)	—	4,452,976
Foreign governments	1,454,335	113,963	(12,188)	—	1,556,110
Commercial mortgage-backed securities	1,668,547	668	(58,319)	—	1,610,896
Residential mortgage-backed securities	910,466	2,564	(20,875)	—	892,155
Asset-backed securities	30,229	1	(455)	—	29,775
Corporate bonds	1,037,677	25,776	(13,857)	—	1,049,596
Total fixed maturities	10,025,593	256,358	(147,878)	—	10,134,073
Short-term investments	1,948,806	203	(1,424)	—	1,947,585
Investments, available-for-sale	$11,974,399	$256,561	$(149,302)	$—	$12,081,658

	December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Unrealized Other-Than- Temporary Impairment Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$162,378	$54	$(1,819)	$—	$160,613
U.S. government-sponsored enterprises	352,455	11,883	(818)	—	363,520
Obligations of states, municipalities and political subdivisions	4,381,358	193,120	(7,916)	—	4,566,562
Foreign governments	1,341,628	150,010	(2,410)	—	1,489,228
Commercial mortgage-backed securities	1,244,777	6,108	(16,559)	—	1,234,326
Residential mortgage-backed securities	846,916	14,115	(4,863)	—	856,168
Asset-backed securities	34,942	8	(222)	—	34,728
Corporate bonds	1,186,699	51,563	(2,737)	—	1,235,525
Total fixed maturities	9,551,153	426,861	(37,344)	—	9,940,670
Equity securities: (1)
Insurance, banks and other financial institutions	899,324	1,209,162	(5,453)	—	2,103,033
Industrial, consumer and all other	1,768,337	2,110,959	(14,482)	—	3,864,814
Total equity securities	2,667,661	3,320,121	(19,935)	—	5,967,847
Short-term investments	2,161,017	26	(69)	—	2,160,974
Investments, available-for-sale	$14,379,831	$3,747,008	$(57,348)	$—	$18,069,491

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

	June 30, 2018
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses	Estimated Fair Value	Gross Unrealized Holding and Other-Than- Temporary Impairment Losses
Fixed maturities:
U.S. Treasury securities	$102,764	$(1,397)	$78,840	$(1,400)	$181,604	$(2,797)
U.S. government-sponsored enterprises	115,354	(2,714)	94,301	(2,830)	209,655	(5,544)
Obligations of states, municipalities and political subdivisions	855,186	(15,141)	402,553	(18,702)	1,257,739	(33,843)
Foreign governments	328,049	(6,714)	75,799	(5,474)	403,848	(12,188)
Commercial mortgage-backed securities	962,732	(24,757)	497,169	(33,562)	1,459,901	(58,319)
Residential mortgage-backed securities	590,710	(14,181)	126,355	(6,694)	717,065	(20,875)
Asset-backed securities	14,389	(277)	14,316	(178)	28,705	(455)
Corporate bonds	401,878	(9,366)	153,196	(4,491)	555,074	(13,857)
Total fixed maturities	3,371,062	(74,547)	1,442,529	(73,331)	4,813,591	(147,878)
Short-term investments	177,977	(1,424)	—	—	177,977	(1,424)
Total	$3,549,039	$(75,971)	$1,442,529	$(73,331)	$4,991,568	$(149,302)

At June 30, 2018, the Company held 1,120 fixed maturities with a total estimated fair value of $5.0 billion and gross unrealized losses of $149.3 million. Of these 1,120 securities, 275 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $1.4 billion and gross unrealized losses of $73.3 million. The Company does not intend to sell or believe it will be required to sell these fixed maturities before recovery of their amortized cost.

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

c)The amortized cost and estimated fair value of fixed maturities at June 30, 2018 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$222,476	$221,579
Due after one year through five years	1,354,381	1,366,516
Due after five years through ten years	1,845,977	1,876,279
Due after ten years	3,993,517	4,136,873
	7,416,351	7,601,247
Commercial mortgage-backed securities	1,668,547	1,610,896
Residential mortgage-backed securities	910,466	892,155
Asset-backed securities	30,229	29,775
Total fixed maturities	$10,025,593	$10,134,073

d)The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Interest:
Municipal bonds (tax-exempt)	$20,287	$22,758	$41,222	$45,130
Municipal bonds (taxable)	18,220	17,793	35,853	35,298
Other taxable bonds	39,548	36,296	77,017	71,184
Short-term investments, including overnight deposits	11,915	5,834	22,505	10,783
Dividends on equity securities	20,474	19,017	44,481	39,623
Income (loss) from equity method investments	(1,490)	1,802	288	6,395
Other	97	24	(13)	(205)
	109,051	103,524	221,353	208,208
Investment expenses	(3,664)	(4,225)	(7,950)	(8,541)
Net investment income	$105,387	$99,299	$213,403	$199,667

e)The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Realized gains on available-for-sale investments:
Sales of fixed maturities	$242	$554	$1,765	$757
Sales of equity securities (1)	—	1,295	—	16,533
Other	810	4,259	891	4,826
Total realized gains	1,052	6,108	2,656	22,116
Realized losses on available-for-sale investments:
Sales of fixed maturities	(7,706)	(412)	(8,198)	(602)
Sales of equity securities (1)	—	(786)	—	(1,216)
Other-than-temporary impairments	—	(604)	—	(3,817)
Other	(988)	(81)	(3,046)	(286)
Total realized losses	(8,694)	(1,883)	(11,244)	(5,921)
Net realized investment gains (losses)	(7,642)	4,225	(8,588)	16,195
Change in fair value of equity securities: (1)
Change in fair value of equity securities sold during the period (1)	9,631	—	13,897	—
Change in fair value of equity securities held at the end of the period	103,260	13,402	(23,058)	22,297
Change in fair value of equity securities (1)	112,891	13,402	(9,161)	22,297
Net investment gains (losses)	$105,249	$17,627	$(17,749)	$38,492
Change in net unrealized gains on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(143,593)	$79,413	$(281,093)	$84,060
Equity securities (1)	—	204,372	—	423,424
Short-term investments	5,499	133	(1,178)	6
Net increase (decrease)	$(138,094)	$283,918	$(282,271)	$507,490

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

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in the ILS Funds, these investments are classified as Level 3 within the fair value hierarchy. Changes in fair value of the ILS Funds are included in the change in fair value of equity securities in net income. The fair value of the securities are derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process, and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts in which the ILS Funds invest. The Company's investments in the ILS Funds are redeemable annually as of January 1st of each calendar year.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturities, available-for-sale:
U.S. Treasury securities	$—	$182,198	$—	$182,198
U.S. government-sponsored enterprises	—	360,367	—	360,367
Obligations of states, municipalities and political subdivisions	—	4,452,976	—	4,452,976
Foreign governments	—	1,556,110	—	1,556,110
Commercial mortgage-backed securities	—	1,610,896	—	1,610,896
Residential mortgage-backed securities	—	892,155	—	892,155
Asset-backed securities	—	29,775	—	29,775
Corporate bonds	—	1,049,596	—	1,049,596
Total fixed maturities, available-for-sale	—	10,134,073	—	10,134,073
Equity securities:
Insurance, banks and other financial institutions	1,981,481	—	119,675	2,101,156
Industrial, consumer and all other	3,968,089	—	—	3,968,089
Total equity securities	5,949,570	—	119,675	6,069,245
Short-term investments, available-for-sale	1,853,387	94,198	—	1,947,585
Total investments	$7,802,957	$10,228,271	$119,675	$18,150,903

	December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments available-for-sale:
Fixed maturities:
U.S. Treasury securities	$—	$160,613	$—	$160,613
U.S. government-sponsored enterprises	—	363,520	—	363,520
Obligations of states, municipalities and political subdivisions	—	4,566,562	—	4,566,562
Foreign governments	—	1,489,228	—	1,489,228
Commercial mortgage-backed securities	—	1,234,326	—	1,234,326
Residential mortgage-backed securities	—	856,168	—	856,168
Asset-backed securities	—	34,728	—	34,728
Corporate bonds	—	1,235,525	—	1,235,525
Total fixed maturities	—	9,940,670	—	9,940,670
Equity securities: (1)
Insurance, banks and other financial institutions	1,934,224	—	168,809	2,103,033
Industrial, consumer and all other	3,864,814	—	—	3,864,814
Total equity securities	5,799,038	—	168,809	5,967,847
Short-term investments	2,065,749	95,225	—	2,160,974
Total investments available-for-sale (1)	$7,864,787	$10,035,895	$168,809	$18,069,491

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See note 2.

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Equity securities, beginning of period	$151,398	$178,043	$168,809	$191,203
Purchases	—	1,250	28,900	7,250
Sales	(6,401)	(1,303)	(34,653)	(26,674)
Total gains (losses) included in net income	(25,322)	5,923	(43,381)	12,134
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Equity securities, end of period	$119,675	$183,913	$119,675	$183,913
Change in fair value of equity securities included in net income relating to assets held at June 30, 2018 and 2017	$(25,322)	$5,923	$(43,381)	$12,134

There were no transfers into or out of Level 1 and Level 2 during the quarter and six months ended June 30, 2018 and 2017.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2018 and 2017.

6. Segment Reporting Disclosures

In conjunction with the Company's continued growth and diversification, beginning in the first quarter of 2018 the Company's chief operating decision maker changed the way it reviews the Company's ongoing underwriting results. Effective January 1, 2018, the Company's chief operating decision maker reviews the Company's ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. In determining how to allocate resources and assess the performance of its underwriting results, management considers many factors, including the nature of the insurance product sold, the type of account written and the type of customer served. The Insurance segment includes all direct business and facultative placements written across the Company. The Reinsurance segment includes all treaty reinsurance written across the Company. All investing activities related to the Company's underwriting operations are included in the Investing segment.

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

The following table summarizes revenue from the Markel Ventures segment by major product grouping.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Markel Ventures:
Products	$472,323	$217,175	$766,459	$414,239
Services	106,433	96,422	204,354	186,293
Total Markel Ventures	$578,756	$313,597	$970,813	$600,532

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

	Quarter Ended June 30, 2018
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)		Consolidated
Gross premium volume	$1,233,828	$208,805	$—	$—	$554,800		$1,997,433
Net written premiums	1,001,126	178,729	—	—	751		1,180,606

Earned premiums	918,194	229,613	—	—	377		1,148,184
Losses and loss adjustment expenses:
Current accident year	(610,634)	(145,992)	—	—	(48)		(756,674)
Prior accident years	139,485	18,525	—	—	(514)		157,496
Amortization of policy acquisition costs	(191,843)	(57,407)	—	—	—		(249,250)
Other operating expenses	(180,928)	(21,178)	—	—	(214)		(202,320)
Underwriting profit (loss)	74,274	23,561	—	—	(399)		97,436
Net investment income	—	—	105,195	192	—		105,387
Net investment gains	—	—	105,249	—	—		105,249
Other revenues	—	—	—	578,756	49,437		628,193
Other expenses (2)	—	—	—	(555,833)	(39,510)		(595,343)
Amortization of intangible assets (3)	—	—	—	(10,096)	(19,545)		(29,641)
Segment profit (loss)	$74,274	$23,561	$210,444	$13,019	$(10,017)		$311,281
Interest expense							(36,702)
Net foreign exchange gains							86,158
Income before income taxes							$360,737
U.S. GAAP combined ratio (4)	92%	90%			NM	(5)	92%

(1)
Other segment profit (loss) represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment.

(2)	Other expenses for the Markel Ventures segment include depreciation expense of $12.8 million for the quarter ended June 30, 2018.

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

(5)	NM - Ratio is not meaningful

	Quarter Ended June 30, 2017
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)		Consolidated
Gross premium volume	$1,109,278	$247,902	$—	$—	$(16)		$1,357,164
Net written premiums	917,286	220,466	—	—	(95)		1,137,657

Earned premiums	804,189	229,480	—	—	(95)		1,033,574
Losses and loss adjustment expenses:
Current accident year	(538,399)	(146,186)	—	—	—		(684,585)
Prior accident years	132,528	28,151	—	—	928		161,607
Amortization of policy acquisition costs	(160,388)	(53,086)	—	—	—		(213,474)
Other operating expenses	(163,480)	(24,181)	—	—	(135)		(187,796)
Underwriting profit	74,450	34,178	—	—	698		109,326
Net investment income	—	—	99,239	60	—		99,299
Net realized investment gains	—	—	17,627	—	—		17,627
Other revenues	—	—	—	313,597	17,396		330,993
Other expenses (2)	—	—	—	(271,045)	(27,711)		(298,756)
Amortization of intangible assets (3)	—	—	—	(6,956)	(11,070)		(18,026)
Segment profit (loss)	$74,450	$34,178	$116,866	$35,656	$(20,687)		$240,463
Interest expense							(31,797)
Net foreign exchange gains							879
Income before income taxes							$209,545
U.S. GAAP combined ratio (4)	91%	85%			NM	(5)	89%

(1)
Other segment profit (loss) represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment.

(2)	Other expenses for the Markel Ventures segment include depreciation expense of $9.6 million for the quarter ended June 30, 2017.

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

(5)	NM - Ratio is not meaningful

	Six Months Ended June 30, 2018
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)		Consolidated
Gross premium volume	$2,327,190	$701,138	$—	$—	$1,015,989		$4,044,317
Net written premiums	1,914,105	599,787	—	—	1,516		2,515,408

Earned premiums	1,821,045	477,577	—	—	583		2,299,205
Losses and loss adjustment expenses:
Current accident year	(1,180,661)	(299,173)	—	—	(48)		(1,479,882)
Prior accident years	258,658	5,454	—	—	1,474		265,586
Amortization of policy acquisition costs	(371,328)	(119,827)	—	—	—		(491,155)
Other operating expenses	(350,899)	(33,308)	—	—	(598)		(384,805)
Underwriting profit	176,815	30,723	—	—	1,411		208,949
Net investment income	—	—	213,089	314	—		213,403
Net investment losses	—	—	(17,749)	—	—		(17,749)
Other revenues	—	—	—	970,813	96,812		1,067,625
Other expenses (2)	—	—	—	(914,138)	(83,335)		(997,473)
Amortization of intangible assets (3)	—	—	—	(20,193)	(38,271)		(58,464)
Segment profit (loss)	$176,815	$30,723	$195,340	$36,796	$(23,383)		$416,291
Interest expense							(76,761)
Net foreign exchange gains							64,044
Income before income taxes							$403,574
U.S. GAAP combined ratio (4)	90%	94%			NM	(5)	91%

(1)
Other segment profit (loss) represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment.

(2)	Other expenses for the Markel Ventures segment include depreciation expense of $25.5 million for the six months ended June 30, 2018.

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

(5)	NM - Ratio is not meaningful

	Six Months Ended June 30, 2017
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)		Consolidated
Gross premium volume	$2,022,275	$795,639	$—	$—	$1		$2,817,915
Net written premiums	1,687,803	710,062	—	—	21		2,397,886

Earned premiums	1,561,038	455,117	—	—	21		2,016,176
Losses and loss adjustment expenses:
Current accident year	(1,031,135)	(291,796)	—	—	—		(1,322,931)
Prior accident years	225,414	(43,412)	—	—	6,232		188,234
Amortization of policy acquisition costs	(308,077)	(109,945)	—	—	—		(418,022)
Other operating expenses	(309,877)	(46,350)	—	—	(299)		(356,526)
Underwriting profit (loss)	137,363	(36,386)	—	—	5,954		106,931
Net investment income	—	—	199,564	103	—		199,667
Net investment gains	—	—	38,492	—	—		38,492
Other revenues	—	—	—	600,532	38,377		638,909
Other expenses (2)	—	—	—	(522,357)	(59,032)		(581,389)
Amortization of intangible assets (3)	—	—	—	(13,860)	(20,936)		(34,796)
Segment profit (loss)	$137,363	$(36,386)	$238,056	$64,418	$(35,637)		$367,814
Interest expense							(65,199)
Net foreign exchange gains							974
Income before income taxes							$303,589
U.S. GAAP combined ratio (4)	91%	108%			NM	(5)	95%

(1)
Other segment profit (loss) represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment.

(2)	Other expenses for the Markel Ventures segment include depreciation expense of $19.0 million for the six months ended June 30, 2017.

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

(5)	NM - Ratio is not meaningful

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2018	December 31, 2017
Segment assets:
Investing	$20,303,090	$20,317,160
Underwriting	6,955,342	6,828,048
Markel Ventures	1,936,966	1,900,728
Total segment assets	29,195,398	29,045,936
Other operations	4,051,633	3,759,080
Total assets	$33,247,031	$32,805,016

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Net reserves for losses and loss adjustment expenses, beginning of year	$8,964,945	$8,108,717
Foreign currency movements	(20,554)	57,991
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	8,944,391	8,166,708
Incurred losses and loss adjustment expenses:
Current accident year	1,479,882	1,322,931
Prior accident years	(265,613)	(184,367)
Total incurred losses and loss adjustment expenses	1,214,269	1,138,564
Payments:
Current accident year	195,873	186,138
Prior accident years	1,073,004	829,126
Total payments	1,268,877	1,015,264
Effect of foreign currency rate changes	(101)	2,333
Net reserves for losses and loss adjustment expenses of acquired insurance companies	—	12,702
Net reserves for losses and loss adjustment expenses, end of period	8,889,682	8,305,043
Reinsurance recoverable on unpaid losses	4,739,259	2,007,652
Gross reserves for losses and loss adjustment expenses, end of period	$13,628,941	$10,312,695

Effective March 31, 2017, reserves of $69.1 million, were formally transferred to a third party by way of a Part VII transfer pursuant to the Financial Services and Markets Act 2000 of the United Kingdom. Upon completion of the transfer in the first quarter of 2017, the Company recognized a previously deferred gain of $3.9 million, which is included in losses and loss adjustment expenses on the consolidated statement of income (loss) and comprehensive income (loss) for the six months ended June 30, 2017. This amount is excluded from the prior years' incurred losses and loss adjustment expenses for the six months ended June 30, 2017 in the above table as the deferred gain was included in other liabilities on the consolidated balance sheet as of December 31, 2016, rather than unpaid losses and loss adjustment expenses.

For the six months ended June 30, 2018, incurred losses and loss adjustment expenses included $265.6 million of favorable development on prior years' loss reserves, which included $211.9 million of favorable development on the Company's general liability, professional liability, worker's compensation and marine and energy product lines within the Insurance segment, and surety and marine and energy product lines within the Reinsurance segment.

For the six months ended June 30, 2017, incurred losses and loss adjustment expenses included $184.4 million of favorable development on prior years' loss reserves, which included $195.7 million of loss reserve redundancies on the Company's general liability, professional liability, marine and energy, personal lines business and worker's compensation product lines within the Insurance segment and property and whole account product lines within the Reinsurance segment. Redundancies for the six months ended June 30, 2017 were partially offset by $85.0 million of adverse development resulting from a decrease in the discount rate, known as the Ogden Rate, used to calculate lump sum awards in United Kingdom bodily injury cases.

During the six months ended June 30, 2017, the Company recorded net reserves for losses and loss adjustment expenses of $12.7 million as a result of the acquisition of SureTec.

8. Other Revenues

The amount of revenues from contracts with customers included in other revenues on the consolidated statements of income and comprehensive income (loss) is $581.4 million and $307.1 million for the quarters ended June 30, 2018 and 2017, respectively, and $978.6 million and $592.0 million for the six months ended June 30, 2018 and 2017, respectively.

The following tables disaggregate revenues from contracts with customers by type.

	Quarter Ended June 30,
	2018			2017
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$461,007	$—	$461,007	$204,839	$—	$204,839
Services	94,035	8,972	103,007	85,617	7,348	92,965
Investment management	—	17,418	17,418	—	9,277	9,277
Total revenues from contracts with customers	555,042	26,390	581,432	290,456	16,625	307,081
Program services	—	22,635	22,635	—	—	—
Other	23,714	412	24,126	23,141	771	23,912
Total Other Revenues	$578,756	$49,437	$628,193	$313,597	$17,396	$330,993

	Six Months Ended June 30,
	2018			2017
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$744,480	$—	$744,480	$389,572	$—	$389,572
Services	181,477	17,896	199,373	165,229	18,534	183,763
Investment management	—	34,707	34,707	—	18,636	18,636
Total revenues from contracts with customers	925,957	52,603	978,560	554,801	37,170	591,971
Program services	—	43,332	43,332	—	—	—
Other	44,856	877	45,733	45,731	1,207	46,938
Total Other Revenues	$970,813	$96,812	$1,067,625	$600,532	$38,377	$638,909

The following table presents receivables and customer deposits related to our contracts with customers.

(dollars in thousands)	June 30, 2018	December 31, 2017
Receivables	$277,624	$176,865
Customer deposits	78,083	61,546

9. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2018				2017
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,182,683	$259,960	$(262,781)	$1,179,862	$1,046,833	$310,331	$(219,507)	$1,137,657
Earned	1,070,248	316,718	(239,152)	1,147,814	914,249	312,538	(193,213)	1,033,574
Program Services:
Written	549,630	5,160	(554,046)	744	—	—	—	—
Earned	470,824	2,286	(472,740)	370	—	—	—	—
Consolidated:
Written	1,732,313	265,120	(816,827)	1,180,606	1,046,833	310,331	(219,507)	1,137,657
Earned	$1,541,072	$319,004	$(711,892)	$1,148,184	$914,249	$312,538	$(193,213)	$1,033,574

	Six Months Ended June 30,
	2018				2017
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,222,061	$806,273	$(514,338)	$2,513,996	$1,896,317	$921,598	$(420,029)	$2,397,886
Earned	2,108,183	652,208	(461,665)	2,298,726	1,777,235	620,107	(381,166)	2,016,176
Program Services:
Written	1,007,454	8,529	(1,014,571)	1,412	—	—	—	—
Earned	893,749	3,738	(897,008)	479	—	—	—	—
Consolidated:
Written	3,229,515	814,802	(1,528,909)	2,515,408	1,896,317	921,598	(420,029)	2,397,886
Earned	$3,001,932	$655,946	$(1,358,673)	$2,299,205	$1,777,235	$620,107	$(381,166)	$2,016,176

Substantially all of the premium written and earned in the Company's fee-based program services business, which was acquired as part of the State National acquisition in November 2017, for the quarter and six months ended June 30, 2018 was ceded to third parties. The percentage of ceded earned premiums to gross earned premiums was 38% and 37% for the quarter and six months ended June 30, 2018, respectively, and 16% for the quarter and six months ended June 30, 2017. The percentage of assumed earned premiums to net earned premiums was 28% and 29% for the quarter and six months ended June 30, 2018, respectively, and 30% and 31%, for the quarter and six months ended June 30, 2017, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services business for the quarter and six months ended June 30, 2018, which totaled $373.3 million and $629.6 million, respectively, were ceded to third parties. Incurred losses and loss adjustment expenses for the Company's underwriting operations were net of reinsurance recoverables (ceded incurred losses and loss adjustment expenses) of $52.0 million and $109.0 million for the quarters ended June 30, 2018 and 2017, respectively, and $223.8 million and $208.6 million for the six months ended June 30, 2018 and 2017, respectively.

10. Income Taxes

The effective tax rate was 47% and 27% for the six months ended June 30, 2018 and 2017, respectively. During the first quarter of 2018, the Company decided to make the election to have two of its most significant U.K. subsidiaries treated as domestic corporations for U.S. tax purposes. As a result, during the six months ended June 30, 2018, the Company recorded a $102.0 million provision for deferred U.S. income taxes on the book and tax basis differences attributable to those subsidiaries, which added 25% to the effective tax rate. The Company continues to be indefinitely reinvested in its other foreign subsidiaries, with the exception of certain Bermuda-based subsidiaries.

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods. This method applies the Company's best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate and the related tax expense or benefit is reported in the same period as the related item. The Company's estimated annual effective tax rate, which excludes the tax attributable to the change in tax status of the two U.K. subsidiaries, was 20% and 27% for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the estimated annual effective tax rate differs from the U.S. statutory tax rate of 21% and 35%, respectively, primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate in 2018 compared to 2017 was primarily attributable to the TCJA, which reduced the U.S. corporate tax rate from 35% to 21%, partially offset by anticipating a smaller tax benefit from tax-exempt investment income in 2018 compared to 2017.

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

The Funds and the reinsurance company are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Funds or the reinsurance company, as the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. Investment management fees earned by the Company from unconsolidated Funds were $17.4 million and $9.3 million for the quarters ended June 30, 2018 and 2017, respectively, and $34.7 million and $18.6 million for the six months ended June 30, 2018 and 2017, respectively. The Company is the sole investor in one of the Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary. The Company also holds an investment in another one of the Funds ($26.4 million as of June 30, 2018) but does not have the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE, and therefore does not consolidate that Fund.

As of June 30, 2018, total assets of the Markel Diversified Fund were $95.2 million and total liabilities were $25.1 million. As of December 31, 2017, total assets of the Markel Diversified Fund were $170.3 million and total liabilities were $62.7 million. The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Total assets of the Markel Diversified Fund include an investment in one of the unconsolidated Funds totaling $93.2 million as of June 30, 2018 and $168.2 million as of December 31, 2017, which represents 2% of the outstanding preference shares of that fund as of June 30, 2018 and 7% as of December 31, 2017. This investment is included in equity securities on the Company's consolidated balance sheets. At June 30, 2018 and December 31, 2017, total liabilities of the Markel Diversified Fund included a $24.9 million and $62.5 million note payable, delivered as part of the consideration provided for its investment. The Company repaid $37.5 million of the note payable in January 2018. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company's general credit.

The Company also holds an investment in CATCo Reinsurance Opportunities Fund Ltd. (CROF), a limited liability closed-end fund listed on the London and Bermuda Stock Exchanges, which is not a VIE. This investment is included in equity securities on the Company's consolidated balance sheets. CROF is managed by MCIM and invests substantially all of its assets in one of the unconsolidated Funds. At June 30, 2018 and December 31, 2017, the fair value of the Company's investment in CROF was $12.0 million and $20.5 million, respectively.

The Company's exposure to risk from the unconsolidated Funds and the reinsurance company is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of June 30, 2018, total investment and insurance assets under management of MCIM for unconsolidated VIEs were $6.5 billion, which includes funds held that will be used to settle claims for incurred losses.

12. Shareholders' Equity

a)During the six months ended June 30, 2018, the Company repurchased 15,509 shares of common stock at a cost of $17.6 million under a share repurchase program that was approved by the Company’s Board of Directors in November 2013 (the 2013 Program). As of June 30, 2018, the Company had repurchased 199,244 shares of common stock at a cost of $175.6 million under the 2013 Program. In May 2018, the Board of Directors approved a new share repurchase program that provides for the repurchase of up to $300 million of common stock (the 2018 Program) to replace the 2013 Program. The 2018 Program has no expiration date but may be terminated by the Board of Directors at any time. As of June 30, 2018, the Company had repurchased 4,950 shares of common stock at a cost of $5.5 million under the 2018 Program.

b)Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income to shareholders	$278,231	$149,660	$213,925	$219,529
Adjustment of redeemable noncontrolling interests	363	(5,141)	5,414	(20,284)
Adjusted net income to shareholders	$278,594	$144,519	$219,339	$199,245

Basic common shares outstanding	13,925	13,977	13,929	13,987
Dilutive potential common shares from conversion of options	—	2	—	2
Dilutive potential common shares from conversion of restricted stock units and restricted stock	25	40	24	43
Diluted shares outstanding	13,950	14,019	13,953	14,032
Basic net income per share (1)	$20.01	$10.34	$15.75	$14.25
Diluted net income per share (1)	$19.97	$10.31	$15.72	$14.20

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

The following table presents the change in accumulated other comprehensive income (loss) by component, net of taxes and noncontrolling interests, for the six months ended June 30, 2018 and 2017.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2016	$1,714,930	$(84,406)	$(64,658)	$1,565,866
Other comprehensive income before reclassifications	350,349	3,491	—	353,840
Amounts reclassified from accumulated other comprehensive income	(9,391)	—	1,618	(7,773)
Total other comprehensive income	340,958	3,491	1,618	346,067
June 30, 2017	$2,055,888	$(80,915)	$(63,040)	$1,911,933

December 31, 2017	$2,477,973	$(74,003)	$(58,399)	$2,345,571
Cumulative effect of adoption of ASU No. 2016-01	(2,615,734)	2,492	—	(2,613,242)
Cumulative effect of adoption of ASU No. 2018-02	401,539	—	—	401,539
Other comprehensive income (loss) before reclassifications	(215,067)	(5,516)	1,232	(219,351)
Amounts reclassified from accumulated other comprehensive loss (1)	(5,077)	—	—	(5,077)
Total other comprehensive income (loss)	(2,434,339)	(3,024)	1,232	(2,436,131)
June 30, 2018	$43,634	$(77,027)	$(57,167)	$(90,560)

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2.

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Change in net unrealized gains on available-for-sale investments: (1)
Net holding gains (losses) arising during the period	$(32,548)	$93,935	$(60,778)	$168,928
Reclassification adjustments for net gains (losses) included in net income	(1,566)	136	(1,349)	(2,396)
Change in net unrealized gains on available-for-sale investments	(34,114)	94,071	(62,127)	166,532
Change in foreign currency translation adjustments	(4,288)	(466)	(3,522)	(503)
Change in net actuarial pension loss	192	154	328	333
Total	$(38,210)	$93,759	$(65,321)	$166,362

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2.

The following table presents the details of amounts reclassified from accumulated other comprehensive income (loss) into income, by component.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Unrealized holding gains on available-for-sale investments: (1)
Other-than-temporary impairment losses	$—	$(604)	$—	$(3,817)
Net realized investment gains, excluding other-than-temporary impairment losses	7,457	690	6,426	15,604
Total before taxes	7,457	86	6,426	11,787
Income taxes	(1,566)	136	(1,349)	(2,396)
Reclassification of unrealized holding gains, net of taxes	$5,891	$222	$5,077	$9,391

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(760)	$(1,056)	$(1,560)	$(1,951)
Income taxes	192	154	328	333
Reclassification of net actuarial pension loss, net of taxes	$(568)	$(902)	$(1,232)	$(1,618)

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
The CVR holder representative, Thomas Yeransian, has disputed the Company's estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that the Company is in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($12.7 million through June 30, 2018) and default interest (up to an additional $11.0 million through June 30, 2018, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.
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
Markel Ventures. The Company has been reviewing events at one of its Markel Ventures products businesses. Since becoming aware of a matter late in the first quarter of 2018 related to the business's manufacture of products, the Company has conducted an investigation, reviewing the business's operations and developing remediation plans. Upon completion of its review during the second quarter of 2018, the Company recorded an expense of $33.5 million in its results of operations for the period ended June 30, 2018. The amount recognized in the period represents management’s best estimate of amounts currently considered probable including: remediation costs associated with the manufacture of products, costs associated with the investigation of this matter, a write down of inventory on hand and settlement costs related to pre-existing litigation. The Company also recorded an impairment charge of $14.9 million which reduced the carrying value of intangible assets at this reporting unit to zero.

Final resolution of this matter could ultimately result in additional remediation and other costs, the amount of which cannot be estimated at this time, but which could have a material impact on the Company’s income before income taxes. However, management does not expect this matter ultimately will have a material adverse effect on the Company’s results of operations or financial condition. If a determination is made that additional costs associated with this matter are considered probable, these additional costs will be recognized as an expense in the Company's results of operations.

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

Our Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis, unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons as well as our syndicate at Lloyd's of London (Lloyd's). Risks written in our Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that the loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. The following products are included in this segment: general liability, professional liability, primary and excess of loss property, including catastrophe-exposed property, personal property, workers' compensation, marine and energy liability coverages, specialty program insurance for well-defined niche markets, and liability and other coverages tailored for unique exposures. Business in this segment is written through our Markel Assurance, Markel Specialty and Markel International divisions. The Markel Assurance division writes commercial risks, on an excess and surplus lines basis as well as admitted and non-admitted basis, using a network of brokers managed on a regional basis. The Markel Specialty division writes program insurance and other specialty coverages for well-defined niche markets, primarily on an admitted basis. The Markel International division writes business worldwide from our London-based platform, which includes our syndicate at Lloyd's.

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

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Principal lines of business include: property (including catastrophe-exposed property), professional liability, general casualty, credit, surety, auto, and workers' compensation. Our reinsurance product offerings are underwritten primarily by our Global Reinsurance division.

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

Recent Changes to Significant Accounting Policies

Effective January 1, 2018, as a result of recent significant changes in economic facts and circumstances, management reassessed its functional currency determination as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters. As a result of the reassessment, the U.S. Dollar is the only functional currency for most of our foreign underwriting operations. Consequently, more foreign currency denominated transactions are designated as non-functional, with related remeasurement gains and losses included in net foreign exchange gains (losses) within net income. However, available-for-sale securities denominated in non-functional currencies are recorded at fair value with resulting gains and losses, including the portion attributable to movements in exchange rates, included in the change in net unrealized gains on available-for-sale investments, net of taxes, within other comprehensive income. As a result, while we attempt to naturally hedge our exposure to foreign currency fluctuations by matching assets and liabilities in currency, there is a financial statement mismatch between the gains or losses recorded in net income related to insurance reserves denominated in non-functional currencies and the gains or losses recorded in other comprehensive income related to the available-for-sale securities supporting the reserves. The change in our functional currency determination has been applied on a prospective basis in accordance with ASC 830. Therefore, any translation gains and losses that were previously recorded in accumulated other comprehensive income remain unchanged through December 31, 2017. See note 1 of the notes to consolidated financial statements for further details. The quarter ended June 30, 2018 included a pre-tax foreign exchange gain of $86.2 million ($68.0 million, net of taxes) compared to a pre-tax foreign exchange gain of $0.9 million for the quarter ended June 30, 2017. The six months ended June 30, 2018 included a pre-tax foreign exchange gain of $64.0 million ($50.5 million, net of taxes) compared to a pre-tax foreign exchange gain of $1.0 million for the six months ended June 30, 2017.

Recent Accounting Pronouncements

The FASB issued several accounting standards updates (ASUs) that became effective January 1, 2018.

The adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and several other ASUs that were issued as amendments to ASU No. 2014-09 did not have a material impact on our consolidated financial position, results of operations or cash flows.

As a result of adopting ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, changes in the fair value of equity securities are now recognized in net income rather than other comprehensive income. On January 1, 2018, cumulative net unrealized gains on equity securities of $2.6 billion, net of deferred income taxes of $684.4 million, were reclassified from accumulated other comprehensive income into retained earnings.

As a result of early adopting ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we elected to reclassify tax effects remaining in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (TCJA) to retained earnings. Upon enactment of the TCJA, the U.S. corporate tax rate was reduced from 35% to 21% and our U.S. deferred tax balances were remeasured to the lower enacted U.S. corporate tax rate. U.S. GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recorded as a component of income tax expense in the period of enactment, even if the assets and liabilities relate to items of accumulated other comprehensive income. As a result of adopting the ASU, on January 1, 2018, previously recognized deferred taxes of $401.5 million were reclassified from accumulated other comprehensive income into retained earnings.

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

As we have continued to expand and diversify our operations beyond underwriting and investing, we recognize that book value per share does not capture all of the economic value in our business, as a growing portion of our operations are not recorded at fair value or otherwise captured in book value. As a result, effective January 1, 2018, we also measure our financial success through the growth in the market price of a share of our stock, or total shareholder return. For the six months ended June 30, 2018, our share price decreased 5%.

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Insurance segment underwriting profit	$74,274	$74,450	$176,815	$137,363
Reinsurance segment underwriting profit (loss)	23,561	34,178	30,723	(36,386)
Other underwriting profit (loss)	(399)	698	1,411	5,954
Net investment income	105,387	99,299	213,403	199,667
Net investment gains (losses) (1)	105,249	17,627	(17,749)	38,492
Other revenues	628,193	330,993	1,067,625	638,909
Other expenses	(595,343)	(298,756)	(997,473)	(581,389)
Amortization of intangible assets	(29,641)	(18,026)	(58,464)	(34,796)
Interest expense	(36,702)	(31,797)	(76,761)	(65,199)
Foreign exchange gain	86,158	879	64,044	974
Income tax expense	(81,150)	(58,118)	(189,581)	(81,122)
Net income attributable to noncontrolling interests	(1,356)	(1,767)	(68)	(2,938)
Net income to shareholders	$278,231	$149,660	$213,925	$219,529

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

Consolidated
The following table presents selected data from our underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Gross premium volume (1)	$1,442,643	$1,357,164	$3,028,334	$2,817,915
Net written premiums	1,180,606	1,137,657	2,515,408	2,397,886
Net retention (1)	82%	84%	83%	85%
Earned premiums	1,148,184	1,033,574	2,299,205	2,016,176
Losses and loss adjustment expenses	599,178	522,978	1,214,296	1,134,697
Underwriting, acquisition and insurance expenses	451,570	401,270	875,960	774,548
Underwriting profit	97,436	109,326	208,949	106,931

U.S. GAAP Combined Ratios
Insurance	92%	91%	90%	91%
Reinsurance	90%	85%	94%	108%
Markel Corporation (Consolidated)	92%	89%	91%	95%

(1)
Gross premium volume and net retention for the quarter and six months ended June 30, 2018 exclude $554.8 million and $1.0 billion, respectively, of gross written premium attributable to our program services business, substantially all of which was ceded.

Our combined ratio was 92% and 91% for the quarter and six months ended June 30, 2018 compared to 89% and 95% for the same periods of 2017.

The increase in the consolidated combined ratio for the quarter ended June 30, 2018 was driven by the impact of higher earned premiums in our Insurance segment which reduced the benefit of our prior accident years' loss ratio to the combined ratio. A favorable impact from higher earned premium on the expense ratio was offset by higher expenses within both of our underwriting segments.

The decrease in the consolidated combined ratio for the six months ended June 30, 2018 was driven by more favorable development on prior accident years' loss reserves and a decrease in the current accident year loss ratio across both of our underwriting segments. The consolidated combined ratio for the six months ended June 30, 2017 included $85.0 million, or four points on the consolidated combined ratio, of adverse development on prior years' loss reserves resulting from a decrease in the discount rate, known as the Ogden Rate, used to calculate lump sum awards in United Kingdom (U.K.) bodily injury cases. The effect of the rate change was most impactful to our U.K. auto casualty exposures through reinsurance contracts written in our Reinsurance segment. We ceased writing new U.K. auto business in late 2014.

Insurance Segment

The combined ratio for the Insurance segment was 92% and 90% for the quarter and six months ended June 30, 2018, respectively, compared to 91% for the same periods of 2017.

For the quarter ended June 30, 2018, the increase in the combined ratio was driven by the impact of higher earned premiums in 2018 compared to 2017 which reduced the benefit of our prior accident years' loss ratio to the combined ratio.

•
The current accident year loss ratio for the quarter ended June 30, 2018 was flat compared to the prior year period. Favorable impacts from our new surety and lender services businesses, which were acquired in 2017 and carry a lower loss ratio than other products in the segment and the impact of large losses on our property product lines in 2017 were offset by higher attritional losses in the second quarter of 2018 compared to 2017 on our marine and energy product lines.

•
The Insurance segment's combined ratio for the quarter ended June 30, 2018 included $139.5 million of favorable development on prior accident years' loss reserves compared to $132.5 million for the same period in 2017. Despite more favorable development on prior years' loss reserves in 2018, the benefit to our prior years' loss ratio was reduced given the impact of higher earned premiums. The increase in favorable development was primarily due to more favorable development on our workers' compensation and general liability product lines, partially offset by adverse development on our property product lines in 2018 compared to 2017. For the quarter ended June 30, 2018, favorable development was most significant on our workers' compensation product lines, primarily on the 2015 to 2017 accident years, general liability and marine and energy product lines across several accident years and professional liability product lines, primarily on the 2016 accident year. The favorable development on prior years' loss reserves in the second quarter of 2017 was most significant on our general liability, workers' compensation and professional liability product lines.

•
The expense ratio was flat compared to the prior year, primarily due to an unfavorable impact from our new surety business, which carries a higher expense ratio than other products in the segment, and from our new lender services business, as well as higher profit sharing in the second quarter of 2018 compared to 2017. These increases were offset by the favorable impact from higher earned premiums in the second quarter of 2018 compared to 2017. The expense ratio for the quarter ended June 30, 2017 also included non-recurring acquisition-related expenses.

For the six months ended June 30, 2018, the decrease in the combined ratio was driven by a lower current accident year loss ratio.

•
The current accident year loss ratio for the six months ended June 30, 2018 decreased compared to the prior year period primarily due to the impact of large losses on our property product lines in 2017 and a favorable impact from our new surety and lender services businesses, which were acquired in 2017 and carry a lower loss ratio than other products in the segment.

•
The Insurance segment's combined ratio for the six months ended June 30, 2018 included $258.7 million of favorable development on prior accident years' loss reserves compared to $225.4 million for the same period in 2017. Despite more favorable development on prior years' loss reserves in 2018, the benefit to our prior years' loss ratio was reduced given the impact of higher earned premiums. The increase in favorable development was primarily due to more favorable development on our workers compensation and marine and energy product lines, partially offset by less favorable development on our property product lines in 2018 compared to 2017. For the six months ended June 30, 2018, favorable development was most significant on our general liability, workers compensation and professional liability product lines across several accident years and on our marine and energy product lines, primarily on the 2015 to 2017 accident years. The favorable development on prior years' loss reserves in 2017 was most significant on our general liability, workers compensation, personal lines, professional liability and marine and energy product lines.

•
The expense ratio was flat compared to the prior year. The favorable impact from higher earned premiums was offset by an unfavorable impact from our new surety business, which carries a higher expense ratio than other products in the segment, and from our new lender services business.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 90% and 94% for the quarter and six months ended June 30, 2018, respectively, compared to 85% and 108% for the same period of 2017.

For the quarter ended June 30, 2018 the increase in the combined ratio was driven by less favorable development on prior accident years' loss reserves.

•
The Reinsurance segment's combined ratio for the quarter ended June 30, 2018 included $18.5 million of favorable development on prior accident years' loss reserves compared to $28.2 million of favorable development in 2017. The decrease in favorable development was primarily due to less favorable development on our whole account product line in the second quarter of 2018 compared to 2017. In 2018, prior years' loss reserves also included $4.7 million of adverse development, or two points on the Reinsurance segment combined ratio, related to the 2017 catastrophes. These decreases in favorable development were partially offset by more favorable development on our surety and marine and energy product lines. Favorable development in 2018 was most significant on our marine and energy product lines, primarily on the 2013 and 2014 accident years. Favorable development on prior years' loss reserves in 2017 was most significant on our whole account product line.

•
The expense ratio increased slightly for the quarter ended June 30, 2018 compared to the same period of 2017. Higher commissions as a result of higher earned premiums on our quota share business, which carries higher commission rates than other business in the Reinsurance segment, in 2018 compared to 2017 were largely offset by lower profit sharing expenses in 2018 compared to 2017.

For the six months ended June 30, 2018 the decrease in the combined ratio was driven by favorable development on prior accident years' loss reserves, a lower expense ratio and lower current accident year loss ratio.

•
The decrease in the current accident year loss ratio for the six months ended June 30, 2018, was primarily due to higher earned premiums as a result of net favorable premium adjustments in 2018 compared to net unfavorable premium adjustments in 2017. In 2018, favorable premium adjustments were partially offset by additional ceded reinstatement premiums related to the 2017 catastrophes.

•
The Reinsurance segment's combined ratio for the six months ended June 30, 2018 included $5.5 million of favorable development on prior accident years' loss reserves compared to $43.4 million of adverse development in 2017. In 2018, prior years' loss reserves included $17.0 million of adverse development, or four points on the Reinsurance segment combined ratio, related to the 2017 catastrophes. In 2017, prior years' loss reserves included $85.0 million of adverse development, or 19 points on the Reinsurance segment combined ratio, related to the decrease in the Ogden Rate. We also experienced less favorable development on our whole account product lines in 2018 compared to 2017, adverse development on our property product lines in 2018 compared to favorable development on these lines in 2017 and more adverse development on our general liability product lines in 2018. Favorable development in 2018 was most significant on our surety product lines, primarily on the 2013 and 2015 accident years, and on our marine and energy product lines across several accident years. Favorable development on prior years' loss reserves in 2017 was most significant on our whole account product line and on our property product lines.

•
The expense ratio decreased for the six months ended June 30, 2018 compared to the same period of 2017. Lower profit sharing expenses in 2018 were partially offset by higher commissions as a result of higher earned premiums on our quota share business in 2018 compared to 2017.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums by segment.

Gross Premium Volume
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Insurance	$1,233,828	$1,109,278	$2,327,190	$2,022,275
Reinsurance	208,805	247,902	701,138	795,639
Other	10	(16)	6	1
Total Underwriting	1,442,643	1,357,164	3,028,334	2,817,915
Other - Program Services	554,790	—	1,015,983	—
Total	$1,997,433	$1,357,164	$4,044,317	$2,817,915

Gross premium volume in our underwriting operations for the quarter and six months ended June 30, 2018 increased 6% and 7% compared to the same periods of 2017. The increase in gross premium volume for the both the quarter and six months ended June 30, 2018 was attributable to an increase in gross premium volume within our Insurance segment. Also impacting consolidated gross premium volume for the quarter and six months ended June 30, 2018 was $554.8 million and $1.0 billion, respectively, of gross premiums written through our program services business acquired as part of the State National transaction in 2017, which is not included in our underwriting operations. Substantially all gross premiums written in our program services business were ceded to third parties for both the quarter and six months ended June 30, 2018.

Gross premium volume in our Insurance segment increased 11% and 15% for the quarter and six months ended June 30, 2018, respectively. The increase in gross premium volume for the both the quarter and six months ended June 30, 2018 was driven by growth within our general liability, professional liability and personal lines product lines, as well as increased premiums from our new surety and collateral protection businesses which were acquired in 2017.

Gross premium volume in our Reinsurance segment decreased 16% and 12% for the quarter and six months ended June 30, 2018, respectively. The decrease in gross premium volume for the quarter ended June 30, 2018 was driven by lower gross premium volume in our general liability and property product lines, primarily due to an unfavorable impact from the timing of renewals on multi-year contracts and non-renewals, partially offset by higher gross premium volume in our credit and surety product lines. The decrease in gross premium volume for the six months ended June 30, 2018 was driven by a large specialty quota share treaty entered into in the first quarter of 2017 that did not renew in 2018, as well as lower gross premium volume in our property product lines, primarily due to two contracts that did not renew. These decreases were partially offset by higher gross premium volume in our credit and surety, professional liability, workers compensation and general liability product lines. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Following the high level of natural catastrophes that occurred in the third and fourth quarters of 2017, beginning in the first quarter of 2018 and continuing through the second quarter of 2018, we saw more favorable rates, particularly on our catastrophe exposed and loss affected business. We are also seeing more stabilized pricing on our other product lines and continue to see improved pricing in most reinsurance lines of business. Despite stabilization of prices on certain product lines during the last several years, we still consider the overall property and casualty insurance market to be soft. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Insurance	$1,001,126	$917,286	$1,914,105	$1,687,803
Reinsurance	178,729	220,466	599,787	710,062
Other	7	(95)	104	21
Total Underwriting	1,179,862	1,137,657	2,513,996	2,397,886
Other - Program Services	744	—	1,412	—
Total	$1,180,606	$1,137,657	$2,515,408	$2,397,886

Net retention of gross premium volume for our underwriting operations for the quarter and six months ended June 30, 2018 was 82% and 83%, respectively, compared to 84% and 85% for the same periods of 2017. The decrease in net retention within the Insurance segment for the quarter and six months ended June 30, 2018 compared to the same periods of 2017 was primarily driven by lower retention on our classic car business and higher ceded premiums on our marine and energy product lines due to ceded reinstatement premiums related to a large loss. The decrease in net retention within the Reinsurance segment for the quarter and six months ended June 30, 2018 compared to the same periods of 2017 was primarily driven by higher cessions on our property product lines. The decrease in net retention within the Reinsurance segment for the six months ended June 30, 2018 compared to the same period of 2017 was also impacted by additional ceded reinstatement premiums on the 2017 catastrophes.

Earned Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Insurance	$918,194	$804,189	$1,821,045	$1,561,038
Reinsurance	229,613	229,480	477,577	455,117
Other	7	(95)	104	21
Total Underwriting	1,147,814	1,033,574	2,298,726	2,016,176
Other - Program Services	370	—	479	—
Total	$1,148,184	$1,033,574	$2,299,205	$2,016,176

Earned premiums for the quarter and six months ended June 30, 2018 increased 11% and 14%, respectively, compared to the same periods of 2017. The increase in earned premiums for both the quarter and six months ended June 30, 2018 was primarily attributable to an increase in earned premiums within our Insurance segment. The increase in earned premiums in our Insurance segment for both periods was primarily due to the increase in gross premium volume as described above. The increase in earned premiums in our Reinsurance segment for the six months ended June 30, 2018 was primarily due to higher gross written premium in 2017 on several product lines.

Investing Results

The following table summarizes our investment performance.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net investment income	$105,387	$99,299	$213,403	$199,667
Net investment gains (losses) (1)	$105,249	$17,627	$(17,749)	$38,492
Change in net unrealized investment gains on available-for-sale securities	$(138,094)	$283,918	$(282,271)	$507,490
Investment yield (2)	0.7%	0.6%	1.3%	1.3%
Taxable equivalent total investment return, before foreign currency effect			0.0%	4.3%
Taxable equivalent total investment return			(0.1)%	4.8%

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

The increase in net investment income for the quarter and six months ended June 30, 2018 was driven by an increase in short-term investment income, primarily due to higher short-term interest rates, and higher dividend income due to increased equity holdings and dividend rates. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

As a result of adopting ASU No. 2016-01, net investment gains for the quarter included an increase in the fair value of equity securities of $112.9 million. Net investment losses for the six months ended June 30, 2018 included a decrease in the fair value of equity securities of $9.2 million.

For the quarter and six months ended June 30, 2017, the increase in the fair value of equity securities, which totaled $204.4 million and $423.4 million, respectively, was included in the change in net unrealized investment gains in other comprehensive income. See note 4(e) of the notes to consolidated financial statements for details regarding the components of net investment gains and the change in net unrealized gains on investments.

There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter and six months ended June 30, 2018. Net realized investment gains for the quarter and six months ended June 30, 2017 included write downs for other-than-temporary declines in the estimated fair value of investments of $0.6 million and $3.8 million, respectively, all of which were attributable to equity securities. We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. At June 30, 2018, we held fixed maturities with gross unrealized losses of $149.3 million, or less than 1% of invested assets. All available-for-sale securities with unrealized losses were reviewed, and we believe that there were no securities with indications of declines in estimated fair value that were other-than-temporary at June 30, 2018. However, given the volatility in the debt market, we caution readers that further declines in fair value could be significant and may result in additional other-than-temporary impairment charges in future periods. Variability in the timing of realized and unrealized gains and losses is to be expected.

We also evaluate our investment performance by analyzing taxable equivalent total investment return, which is a non-GAAP financial measure. Taxable equivalent total investment return includes items that impact net income, such as coupon interest on fixed maturities, dividends on equity securities and realized investment gains or losses, as well as changes in unrealized gains or losses on available-for-sale securities, which do not impact net income. Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in federal taxable income. We believe the taxable equivalent total investment return is a better reflection of the economics of our decision to invest in certain asset classes. We focus on our long-term investment return, understanding that the level of realized and unrealized investment gains or losses may vary from one period to the next.

The following table reconciles investment yield to taxable equivalent total investment return.

	Six Months Ended June 30,
	2018	2017
Investment yield (1)	1.3%	1.3%
Adjustment of investment yield from amortized cost to fair value	(0.3)%	(0.2)%
Net amortization of net premium on fixed maturities	0.2%	0.2%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	(1.3)%	2.9%
Taxable equivalent effect for interest and dividends (2)	0.1%	0.2%
Other (3)	(0.1)%	0.4%
Taxable equivalent total investment return	(0.1)%	4.8%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Operating revenues	$578,948	$313,657	$971,127	$600,635
Operating income	$13,019	$35,656	$36,796	$64,418
EBITDA	$35,865	$52,248	$82,462	$97,292
Net income to shareholders	$565	$20,548	$14,176	$34,547

Revenues from our Markel Ventures segment increased $265.3 million and $370.5 million for the quarter and six months ended June 30, 2018, respectively, compared to the same periods of 2017. In both periods, the increase in revenues was primarily due to the acquisition of Costa Farms in the third quarter of 2017. The increase in both periods was also attributable to higher sales volumes from both our products and services businesses.

Operating income and EBITDA from our Markel Ventures operations decreased for the quarter and six months ended June 30, 2018 compared to the same periods of 2017 primarily due to $33.5 million in expense related to an investigation and remediation associated with the manufacture of products at one of our businesses. We also recorded an impairment charge of $14.9 million related to intangible assets at this reporting unit. These decreases were partially offset by the contribution of operating income and EBITDA attributable to Costa Farms in 2018.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Markel Ventures operating income	$13,019	$35,656	$36,796	$64,418
Depreciation expense	12,750	9,636	25,473	19,014
Amortization of intangible assets	10,096	6,956	20,193	13,860
Markel Ventures EBITDA - Total	$35,865	$52,248	$82,462	$97,292

Markel Ventures EBITDA - Products	$14,881	$34,474	$47,337	$61,972
Markel Ventures EBITDA - Services	20,984	17,774	35,125	35,320
Markel Ventures EBITDA - Total	$35,865	$52,248	$82,462	$97,292

Net income to shareholders from our Markel Ventures operations decreased for the quarter and six months ended June 30, 2018 compared to the same periods of 2017. Lower operating income and higher interest expense were partially offset by a favorable impact from the decrease in U.S. tax rate from 35% to 21% attributable to the TCJA.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $36.7 million and $76.8 million for the quarter and six months ended June 30, 2018, respectively, compared to $31.8 million and $65.2 million for the same periods of 2017. The increase in interest expense for both periods was primarily due to interest associated with our 4.30% unsecured senior notes and our 3.50% unsecured senior notes issued in the fourth quarter of 2017. In both periods, these increases were partially offset by the repayment of our 7.20% unsecured notes in the second quarter of 2017.

Income Taxes

The effective tax rate was 47% and 27% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the six months ended June 30, 2018 reflects the impact of a change in tax status related to certain of our U.K. based operations. During the first quarter of 2018, after further evaluating opportunities provided by the TCJA, we decided to make the election to have two of our most significant U.K. subsidiaries treated as domestic corporations for U.S. tax purposes, which will enable us to manage our global capital in a more tax efficient manner. As a result, we no longer consider earnings and profits from those subsidiaries to be indefinitely reinvested and for the six months ended June 30, 2018 we recorded a $102.0 million provision for deferred U.S. income taxes on the book and tax basis differences attributable to those subsidiaries. We continue to be indefinitely reinvested in our other foreign subsidiaries, with the exception of certain Bermuda-based subsidiaries.

We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. Therefore, we also analyzed our estimated annual effective tax rate, which excludes the impact of these items. The following table summarizes our effective tax rate and estimated annual effective tax rate for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
Effective tax rate	47%	27%
Impact of election to tax U.K. subsidiaries as U.S. taxpayers on effective tax rate	(25)	—
Impact of other discrete items on effective tax rate	(2)	—
Estimated annual effective tax rate	20%	27%

For the six months ended June 30, 2018, the estimated annual effective tax rate was 20%. This differs from the U.S. statutory tax rate of 21% primarily as a result of tax-exempt investment income. For the six months ended June 30, 2017, the estimated annual effective tax rate of 27% differs from the U.S. statutory tax rate of 35% primarily as a result of tax-exempt investment income. The decrease in the estimated annual effective tax rate for the six months ended June 30, 2018 compared to the same period of 2017 was primarily attributable to the decrease in the U.S. corporate tax rate from 35% to 21% resulting from the TCJA, partially offset by anticipating a smaller tax benefit from tax-exempt investment income.

Comprehensive Income (Loss) to Shareholders

The Company had comprehensive income to shareholders of $164.3 million for the quarter ended June 30, 2018 and a comprehensive loss to shareholders of $10.5 million for the six months ended June 30, 2018. Comprehensive income to shareholders was $342.4 million and $565.6 million for the quarter and six months ended June 30, 2017, respectively.

Comprehensive income to shareholders for the quarter ended June 30, 2018 included net income to shareholders of $278.2 million and a decrease in net unrealized gains on available-for-sale investments, net of taxes, of $104.0 million. Comprehensive income to shareholders for the quarter ended June 30, 2017 included an increase in net unrealized gains on investments, net of taxes, of $189.8 million and net income to shareholders of $149.7 million.

Comprehensive loss to shareholders for the six months ended June 30, 2018 included a decrease in net unrealized gains on available-for-sale investments, net of taxes, of $220.1 million and net income to shareholders of $213.9 million. Comprehensive income to shareholders for the six months ended June 30, 2017 included an increase in net unrealized gains on investments, net of taxes, of $341.0 million and net income to shareholders of $219.5 million.

Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income. Rather, all changes in fair value of equity securities are now recognized in net income. For the quarter and six months ended June 30, 2018, the change in fair value of equity securities included in net income was a gain of $112.9 million and a loss of $9.2 million, respectively, compared to gains of $204.4 million and $423.4 million for the quarter and six months ended June 30, 2017, respectively, included in other comprehensive income. This change in presentation has no impact on comprehensive income to shareholders.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $20.4 billion at June 30, 2018 compared to $20.6 billion at December 31, 2017. Net unrealized gains on investments were $3.4 billion at June 30, 2018 compared to $3.7 billion at December 31, 2017. Equity securities were $6.1 billion, or 30% of invested assets, at June 30, 2018, compared to $6.0 billion, or 29% of invested assets, at December 31, 2017.

Net cash provided by operating activities was $307.5 million for the six months ended June 30, 2018 compared to $237.9 million for the same period of 2017. Net cash flows from operating activities for the six months ended June 30, 2018 reflected higher premium collections in both of our underwriting segments, higher cash flows from our Markel Ventures operations and lower payments for employee profit sharing compared to the same period of 2017. Also reflected in net cash provided by operating activities for 2018 was higher claims settlement activity in both of our underwriting segments, primarily due to the 2017 catastrophes. As of June 30, 2018 we had paid 61% of our total estimated net losses on the 2017 catastrophes. Net cash provided by operating activities for the six months ended June 30, 2017 was net of a $45.8 million cash payment made in connection with a commutation that was completed during the period.

Net cash used by investing activities was $445.6 million for the six months ended June 30, 2018 compared to net cash provided by investing activities of $436.8 million for the same period of 2017. Net cash provided by investing activities during the six months ended June 30, 2017 was net of $202.0 million of cash, net of cash acquired, used to complete acquisitions. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities, the timing of maturities of fixed maturities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $111.5 million for the six months ended June 30, 2018 compared to $198.6 million for the same period of 2017. In January 2018, we repaid $37.5 million of the outstanding note payable that was delivered as part of the consideration provided for the investment held by the Markel Diversified Fund, as discussed in note 11 of the notes to consolidated financial statements. During the first six months of 2018 we also repaid $44.5 million of debt assumed in connection with the acquisition of State National. During the first six months of 2017, we used cash of $90.6 million to repay the remaining outstanding balance of our 7.20% unsecured senior notes. Cash of $24.3 million and $59.2 million was used to repurchase shares of our common stock during the first six months of 2018 and 2017, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 24% at June 30, 2018 and 25% at December 31, 2017.

We have access to various capital sources, including dividends from certain of our insurance and Markel Ventures subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs.

Our holding company had $2.4 billion and $2.7 billion of invested assets at June 30, 2018 and December 31, 2017, respectively. The decrease in invested assets is primarily due to an increase in loans and capital contributions to our subsidiaries and interest payments associated with our unsecured senior notes.

Shareholders' equity was $9.5 billion at both June 30, 2018 and December 31, 2017. Book value per share decreased to $682.76 at June 30, 2018 from $683.55 at December 31, 2017, primarily due to $10.5 million of comprehensive loss to shareholders for the six months ended June 30, 2018.

Brexit Developments

On June 23, 2016, the U.K. voted to exit the European Union (E.U.) (Brexit), and on March 29, 2017, the U.K. government delivered formal notice to the other E.U. member countries that it is leaving the E.U. A two-year period then commenced during which the U.K. and the E.U. are negotiating the future terms of the U.K.'s relationship with the E.U., including the terms of trade between the U.K. and the E.U. Unless this period is extended, the U.K. will automatically exit the E.U., with or without an agreement in place, after two years on March 29, 2019. During this period the U.K. remains a part of the E.U. If Brexit terms are agreed and ratified, Brexit could be implemented in stages over a multi-year transitional period. No member country has left the E.U., and the rules for exit (contained in Article 50 of the Treaty on European Union) are brief. The U.K. and the E.U. have agreed to certain Brexit terms, including the financial settlement to be paid by the U.K. upon leaving the E.U. and a transitional period that would last until December 31, 2020 and provide the U.K. and the E.U. additional time to prepare for the post-Brexit period. However, the U.K. and the E.U. still must agree on the terms of the future relationship between the U.K. and the E.U., including matters such as trade, travel and security, and all Brexit terms must be ratified by the U.K. Parliament and the legislative bodies of the 27 E.U. member states.

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

The effects of Brexit will depend in part on agreements, if any, the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could impair or end the ability of both Markel International Insurance Company Limited (MIICL) and our Lloyd's syndicate to transact business in E.U. countries from our U.K. offices and MIICL's ability to maintain its current branches in E.U. member countries and in Switzerland. We have obtained regulatory approval to establish an insurance company in Munich, Germany in order to continue transacting E.U. business if U.K. access to E.U. markets ceases or is materially impaired. The Society of Lloyd's has obtained regulatory approval for a new European insurance company in Brussels, Belgium in order to maintain access to E.U. business for Lloyd's syndicates. Access to E.U. markets through a solution devised by the Society of Lloyd's may supplement, or serve as an alternative to, a new E.U.-based insurance carrier for business we transact in the E.U.

Disclosure of Certain Activities Relating to Iran

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, non-U.S. entities owned or controlled by U.S. persons have been prohibited from engaging in activities, transactions or dealings with Iran to the same extent as U.S. persons. Effective January 16, 2016, the Office of Foreign Assets Control of the U.S. Department of the Treasury (OFAC) issued General License H, which authorized non-U.S. entities that are owned or controlled by a U.S. person to engage in most activities with Iran permitted for other non-U.S. entities so long as they met certain requirements.

On May 8, 2018, President Trump announced that the United States would no longer participate in the Joint Comprehensive Plan of Action, which was intended to ensure that Iran’s nuclear program remains peaceful. As a result, all previously suspended sanctions will “snap back” into effect. On June 27, 2018, OFAC revoked General License H and, at the same time, issued a license authorizing, through November 4, 2018, foreign entities owned or controlled by a U.S. person to engage in “all transactions and activities that are ordinarily incident and necessary to the wind-down” of transactions previously authorized under General License H (the Wind-Down License).

Section 13(r) of the Securities Exchange Act of 1934 requires reporting of certain Iran-related activities, including underwriting, insuring and reinsuring certain activities previously permitted under General License H related to the importation of refined petroleum products by Iran and vessels involved in the transportation of crude oil from Iran.

Certain of our non-U.S. insurance operations underwrite global marine hull policies and global marine hull war policies that provide coverage for vessels or fleets navigating into and out of ports worldwide, potentially including Iran under policies entered into before May 8, 2018. Under a global marine hull war policy, the insured is required to give notice before entering designated areas, including Iran. During the quarter ended June 30, 2018, we received notice that one or more vessels covered by a global marine hull war policy were entering Iranian waters. However, no additional premium is required under global marine hull policies or global marine hull war policies for calling into Iran. During the quarter ended June 30, 2018, we were not asked to cover a specific voyage into or out of Iran that would result in a separate, allocable premium for that voyage.

Certain of our non-U.S. reinsurance operations underwrite marine, energy, aviation and trade credit liability treaties on a worldwide basis and, as a result, it is possible that the underlying insurance portfolios may have exposure to the Iranian petroleum industry and its related products and service providers under reinsurance treaties entered into before May 8, 2018.

Prior to May 8, 2018, we entered into two energy construction reinsurance contracts in Iran, two Iran-related marine liability contracts, two Iran-related marine cargo contracts and one Iran-related hull war contract. These contracts were underwritten through our syndicate at Lloyd's and one of our non-U.S. insurance companies. Our portion of the annual premium for these contracts was approximately $1 million in the aggregate. Except for these contracts, we are not aware of any premium apportionment with respect to underwriting, insurance or reinsurance activities of our non-U.S. insurance subsidiaries reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance portfolios underlying our reinsurance treaties, we believe that the premiums associated with such business were immaterial.

Since May 8, 2018, our non-U.S. subsidiaries, including our non-U.S. insurance subsidiaries, have not entered into any new transactions that had previously been permitted under General License H. With respect to activities, transactions or dealings with Iran, our non-U.S. subsidiaries are now engaging only in "transactions and activities that are ordinarily incident and necessary to the wind-down" of transactions previously authorized under General License H in the manner permitted under, and in accordance with, the Wind-Down License or other applicable economic or trade sanctions requirements or licenses.

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

We have foreign currency exchange rate risk associated with certain of our assets and liabilities. We manage this risk primarily by matching assets and liabilities in each foreign currency, other than certain non-monetary assets and liabilities, such as goodwill and intangible assets, as closely as possible. As of June 30, 2018 and December 31, 2017, the carrying value of goodwill and intangible assets of certain foreign operations, which is not matched or hedged, was $134.8 million and $225.9 million, respectively. The decrease is due to the reassessment of our functional currency determination as of January 1, 2018, resulting in the U.S. Dollar being the only functional currency for most of our foreign underwriting operations. Consequently, goodwill and intangible assets of certain foreign operations denominated in a currency other than the U.S. Dollar are now remeasured into the U.S. Dollar at historic exchange rates and are no longer impacted by changes in foreign currency exchange rates.

During the six months ended June 30, 2018, there were no other material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2017.

The estimated fair value of our investment portfolio at June 30, 2018 was $20.4 billion, 70% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 30% of which was invested in equity securities. At December 31, 2017, the estimated fair value of our investment portfolio was $20.6 billion, 71% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 29% of which was invested in equity securities.

Credit risk is the potential loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2018, 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the six months ended June 30, 2018, there were no material changes in our foreign government fixed maturity holdings.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls). This evaluation was conducted under the supervision and with the participation of our management, including the Co-Principal Executive Officers (Co-PEOs) and the Principal Financial Officer (PFO).

Our management, including the Co-PEOs and PFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon our controls evaluation, the Co-PEOs and PFO concluded that effective Disclosure Controls were in place to ensure that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the second quarter of 2018, we implemented a new enterprise resource planning (ERP) system to replace our legacy system. The ERP system included, among other things, a new general ledger and chart of accounts, as well as new consolidation and reporting tools. Throughout the implementation, we appropriately evaluated the impact of the ERP system on our internal control over financial reporting and made changes to controls where necessary to support new workflows and in consideration of new system functionality. The ERP system eliminates certain manual processes, automates and streamlines the consolidation process, and enhances reporting capabilities.

During the second quarter of 2018, we completed the transition of certain additional underwriting systems to our existing data warehouse and actuarial data mart, which serves as a basis for the determination and recording of our incurred but not reported (IBNR) reserves within our Insurance segment. The transition allows us to more efficiently review claims development patterns for the impacted underwriting systems, streamlines actuarial processes and enhances the control environment related to the impacted IBNR reserves.

There were no other changes in our internal control over financial reporting during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The CVR holder representative, Thomas Yeransian, has disputed our estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that we are in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($12.7 million through June 30, 2018) and default interest (up to an additional $11.0 million through June 30, 2018, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended June 30, 2018.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2018 through April 30, 2018	3,629	$1,156.05	3,629	$126,429
May 1, 2018 through May 31, 2018	2,970	$1,263.90	2,970	$298,311
June 1, 2018 through June 30, 2018	3,465	$1,104.97	3,465	$294,483
Total	10,064	$1,170.29	10,064	$294,483

(1)
The Board of Directors approved the repurchase of up to $300 million of our common stock pursuant to a share repurchase program publicly announced on May 14, 2018 (the 2018 Program). The 2018 Program terminated and replaced a similar program authorized in November 2013 (the 2013 Program). Under the 2018 Program, as under the 2013 Program, we may repurchase outstanding shares of our common stock from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. The 2018 Program has no expiration date but may be terminated by the Board of Directors at any time. As of May 14, 2018, no further share repurchases may be made under the 2013 Program; future share repurchases will be made pursuant to the 2018 Program.

Item 6. Exhibits

Exhibit No.	Document Description

3(i)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3(ii)	Bylaws, as amended and restated May 14, 2018**

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

10.1	Markel Corporation Executive Bonus Plan, as amended and restated May 14, 2018* **

10.2
Employment Agreement, dated June 28, 2018, between Markel Corporation and Robert C. Cox (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission July 12, 2018)*

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Co-Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Co-Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.3	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on July 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

* Indicates management contract or compensatory plan or arrangement

**	Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July 2018.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Anne G. Waleski
Anne G. Waleski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)