Form 10-Q
period 2019-03-31
MARKEL CORP
filed 2019-04-30
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
___________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 23, 2019: 13,845,763

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturities, available-for-sale (amortized cost of $9,852,710 in 2019 and $9,950,773 in 2018)	$10,162,419	$10,043,188
Equity securities (cost of $3,021,179 in 2019 and $2,971,856 in 2018)	6,381,173	5,720,945
Short-term investments, available-for-sale (estimated fair value approximates cost)	754,288	1,077,696
Total Investments	17,297,880	16,841,829
Cash and cash equivalents	2,415,421	2,014,168
Restricted cash and cash equivalents	348,984	382,264
Receivables	1,959,137	1,692,526
Reinsurance recoverables	5,292,335	5,221,947
Deferred policy acquisition costs	541,012	474,513
Prepaid reinsurance premiums	1,334,442	1,331,022
Goodwill	2,215,818	2,237,975
Intangible assets	1,712,618	1,726,196
Other assets	1,619,079	1,383,823
Total Assets	$34,736,726	$33,306,263
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$14,332,665	$14,276,479
Life and annuity benefits	1,011,637	1,001,453
Unearned premiums	3,892,388	3,611,028
Payables to insurance and reinsurance companies	368,389	337,326
Senior long-term debt and other debt (estimated fair value of $3,113,000 in 2019 and $3,030,000 in 2018)	3,058,968	3,009,577
Other liabilities	2,106,331	1,796,036
Total Liabilities	24,770,378	24,031,899
Redeemable noncontrolling interests	148,002	174,062
Commitments and contingencies
Shareholders' equity:
Common stock	3,395,940	3,392,993
Retained earnings	6,338,874	5,782,310
Accumulated other comprehensive income (loss)	61,168	(94,650)
Total Shareholders' Equity	9,795,982	9,080,653
Noncontrolling interests	22,364	19,649
Total Equity	9,818,346	9,100,302
Total Liabilities and Equity	$34,736,726	$33,306,263
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,203,977	$1,151,021
Net investment income	114,182	108,016
Net investment gains (losses):
Net realized investment gains (losses)	681	(946)
Change in fair value of equity securities	611,510	(122,052)
Net investment gains (losses)	612,191	(122,998)
Products revenues	348,794	294,136
Services and other revenues	193,344	145,296
Total Operating Revenues	2,472,488	1,575,471
OPERATING EXPENSES
Losses and loss adjustment expenses	687,746	615,118
Underwriting, acquisition and insurance expenses	455,212	424,390
Products expenses	319,426	269,697
Services and other expenses	174,606	132,433
Amortization of intangible assets	40,668	28,823
Total Operating Expenses	1,677,658	1,470,461
Operating Income	794,830	105,010
Interest expense	40,290	40,059
Net foreign exchange losses	21,864	22,114
Income Before Income Taxes	732,676	42,837
Income tax expense	155,163	108,431
Net Income (Loss)	577,513	(65,594)
Net income (loss) attributable to noncontrolling interests	1,086	(1,288)
Net Income (Loss) to Shareholders	$576,427	$(64,306)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$152,331	$(116,922)
Reclassification adjustments for net gains (losses) included in net income (loss)	(246)	814
Change in net unrealized gains on available-for-sale investments, net of taxes	152,085	(116,108)
Change in foreign currency translation adjustments, net of taxes	2,377	4,953
Change in net actuarial pension loss, net of taxes	1,361	664
Total Other Comprehensive Income (Loss)	155,823	(110,491)
Comprehensive Income (Loss)	733,336	(176,085)
Comprehensive income (loss) attributable to noncontrolling interests	1,091	(1,246)
Comprehensive Income (Loss) to Shareholders	$732,245	$(174,839)

NET INCOME (LOSS) PER SHARE
Basic	$42.81	$(4.25)
Diluted	$42.76	$(4.25)

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands)	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2017	13,904	$3,381,834	$3,776,743	$2,345,571	$9,504,148	$(2,567)	$9,501,581	$166,269
Cumulative effect of adoption of ASU No. 2014-09, net of taxes			325	—	325	—	325	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes			2,623,773	(2,623,773)	—	—	—	—
Cumulative effect of adoption of ASU No. 2018-02			(401,539)	401,539	—	—	—	—
January 1, 2018	13,904	3,381,834	5,999,302	123,337	9,504,473	(2,567)	9,501,906	166,269
Net loss			(64,306)	—	(64,306)	(493)	(64,799)	(795)
Other comprehensive income (loss)			—	(110,533)	(110,533)	—	(110,533)	42
Comprehensive Loss					(174,839)	(493)	(175,332)	(753)
Issuance of common stock	2	2	—	—	2	—	2	—
Repurchase of common stock	(11)	—	(12,289)	—	(12,289)	—	(12,289)	—
Restricted stock units expensed	—	7,212	—	—	7,212	—	7,212	—
Adjustment of redeemable noncontrolling interests	—	—	5,051	—	5,051	—	5,051	(5,051)
Purchase of noncontrolling interest	—	(5,391)	—	—	(5,391)	—	(5,391)	(39)
Other	—	11	(19)	—	(8)	(1)	(9)	(4,706)
March 31, 2018	13,895	$3,383,668	$5,927,739	$12,804	$9,324,211	$(3,061)	$9,321,150	$155,720

December 31, 2018	13,888	$3,392,993	$5,782,310	$(94,650)	$9,080,653	$19,649	$9,100,302	$174,062
Net income			576,427	—	576,427	758	577,185	328
Other comprehensive income			—	155,818	155,818	—	155,818	5
Comprehensive Income					732,245	758	733,003	333
Issuance of common stock	5	—	—	—	—	—	—	—
Repurchase of common stock	(37)	—	(37,649)	—	(37,649)	—	(37,649)	—
Restricted stock units expensed	—	6,848	—	—	6,848	—	6,848	—
Adjustment of redeemable noncontrolling interests	—	—	18,361	—	18,361	—	18,361	(18,361)
Purchase of noncontrolling interest	—	(3,736)	—	—	(3,736)	—	(3,736)	(5,025)
Other	—	(165)	(575)	—	(740)	1,957	1,217	(3,007)
March 31, 2019	13,856	$3,395,940	$6,338,874	$61,168	$9,795,982	$22,364	$9,818,346	$148,002

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$577,513	$(65,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(558,790)	123,266
Net Cash Provided By Operating Activities	18,723	57,672
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	133,453	140,728
Proceeds from maturities, calls and prepayments of fixed maturities	128,449	191,260
Cost of fixed maturities and equity securities purchased	(227,556)	(497,377)
Net change in short-term investments	329,659	129,032
Additions to property and equipment	(24,756)	(23,362)
Proceeds from disposals of fixed assets	13,955	100
Acquisitions, net of cash acquired	(9,400)	(7,809)
Other	(1,684)	(816)
Net Cash Provided (Used) By Investing Activities	342,120	(68,244)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	87,356	52,706
Repayment of senior long-term debt and other debt	(36,100)	(102,306)
Repurchases of common stock	(37,649)	(12,289)
Purchase of noncontrolling interests	(9,754)	(6,863)
Distributions to noncontrolling interests	(2,808)	(4,706)
Other	(1,114)	(1,238)
Net Cash Used By Financing Activities	(69)	(74,696)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	7,199	26,074
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	367,973	(59,194)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,396,432	2,500,846
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$2,764,405	$2,441,652

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

a)Basis of Presentation. The consolidated balance sheet as of March 31, 2019 and the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2018 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. Readers are urged to review the Company's 2018 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies.

b)Leases. Following the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), effective January 1, 2019, the present value of future lease payments for the Company’s leases with terms greater than 12 months are included on the consolidated balance sheet as lease liabilities and right-of-use lease assets.

The Company’s lease portfolio primarily consists of operating leases for real estate. Total expected lease payments are based on the lease payments specified in the contract and the stated term, including any options to extend or terminate that the Company is reasonably certain to exercise. The Company has elected the practical expedient to account for lease components and any associated non-lease components as a single lease component, and therefore allocates all of the expected lease payments to the lease component.

The lease liability, which represents the Company’s obligation to make lease payments arising from the lease, is calculated based on the present value of expected lease payments over the remaining lease term, discounted using the Company’s collateralized incremental borrowing rate at the commencement date. The lease liability is then adjusted for any prepaid rent, lease incentives received or capitalized initial direct costs to determine the lease asset, which represents our right to use the underlying asset for the lease term. Lease liabilities and lease assets are included in other liabilities and other assets, respectively, on the consolidated balance sheet.

Rental expense is recognized on a straight line basis over the lease term and includes amortization of the right-of-use lease asset and imputed interest on the lease liability. Rental expense attributable to our underwriting operations is included in underwriting, acquisition and insurance expenses and rental expense attributable to our other operations is included in products expenses and services or other expenses on the consolidated statements of income and comprehensive income.

2. Recent Accounting Pronouncements

Effective January 1, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842) and several other ASUs that were issued as amendments to ASU No. 2016-02, which require lessees to record most leases on their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related rent expense within net income. The Company elected to apply the optional transition method, under which an entity initially applies the new lease standard to existing leases at the beginning of the period of adoption. The Company continues to apply the previous guidance to 2018 and prior periods. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed companies to carry forward their historical lease classification. As a result of adopting ASU No. 2016-02, the Company recorded a right-of-use lease asset and a lease liability of $243.7 million and $264.6 million, respectively as of January 1, 2019. ASU No. 2016-02 also requires expanded lease disclosures, which are included in note 11. Adoption of this standard did not have a material impact on the Company’s results of operations or cash flows.

The following ASU issued by the FASB is relevant to the Company's operations and was adopted effective January 1, 2019. This ASU did not have a material impact on the Company's financial position, results of operations or cash flows:

•	ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the current incurred loss model used to measure impairment losses with an expected loss model for trade, reinsurance, and other receivables as well as financial instruments measured at amortized cost. For available-for-sale fixed maturities, which are measured at fair value, the ASU requires entities to record impairments as an allowance, rather than a reduction of the amortized cost, as is currently required under the other-than-temporary impairment model. ASU No. 2016-13 becomes effective for the Company during the first quarter of 2020 and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating ASU No. 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements. Application of the new expected loss model for measuring impairment losses will not impact the Company's investment portfolio, none of which is measured at amortized cost, but will impact the Company's other financial assets, including its reinsurance recoverables. Upon adoption of this ASU, any impairment losses on the Company's available-for-sale fixed maturities will be recorded as an allowance, subject to reversal, rather than as a reduction in amortized cost.

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The ASU requires insurance entities with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure cash flows at least annually, as well as update the discount rate assumption at each reporting date; (2) measure all market risk benefits associated with deposit (or account balance) contracts at fair value; and (3) disclose liability rollforwards and information about significant inputs, judgments, assumptions and methods used in measurement, including changes thereto and the effect of those changes on measurement. ASU No. 2018-12 becomes effective for the Company during the first quarter of 2021. The ASU will, among other things, impact the discount rate used in estimating reserves for the Company’s life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The Company is currently evaluating ASU No. 2018-12 to determine the impact that adopting this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The ASU requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. Currently, such costs are generally expensed as incurred. ASU No. 2018-15 becomes effective for the Company during the first quarter of 2020 and may be applied on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating ASU No. 2018-15 to determine the impact that adopting this standard will have on its consolidated financial statements.

The following ASUs issued by the FASB are relevant to the Company's operations and are not yet effective. These ASUs are not expected to have a material impact on the Company's financial position, results of operations or cash flows:

•	ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

•	ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

•	ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest
Entities

3. Acquisitions

Brahmin Leather Works, LLC

In October 2018, the Company acquired 90% of Brahmin Leather Works, LLC (Brahmin), a Massachusetts-based privately held creator of fashion leather handbags. Total consideration for the acquisition was $193.8 million, which included cash consideration of $173.3 million. Total consideration also includes the estimated fair value of contingent consideration the Company expects to pay based on Brahmin’s earnings as defined in the purchase agreement, for the period of 2019 through 2021. The purchase price has been preliminarily allocated to the acquired assets and liabilities of Brahmin based on estimated fair values at the acquisition date. The Company has preliminarily recognized goodwill of $63.9 million, which is primarily attributable to expected future earnings and cash flow potential of Brahmin. The majority of the goodwill recognized is expected to be deductible for income tax purposes. The Company also has preliminarily recognized other intangible assets of $90.3 million, which includes $54.0 million of customer relationships, $35.0 million of trade names and $1.3 million of other intangible assets, which are expected to be amortized over a weighted average period of 16 years, 16 years and 8 years, respectively. The Company also has recognized redeemable non-controlling interests of $19.6 million. Results attributable to Brahmin are included in the Company’s Markel Ventures segment.
The Company has not completed the process of determining the fair value of the assets acquired and liabilities assumed. These valuations will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value recorded for these items is a provisional estimate and may be subject to further adjustment. Any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.

Nephila Holdings Ltd.

In November 2018, the Company acquired all of the outstanding shares of Nephila Holdings Ltd. (Nephila), a Bermuda-based investment fund manager offering a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila generates revenue primarily through management and incentive fees. Total consideration for the acquisition was $970.9 million, all of which was cash consideration. The purchase price has been preliminarily allocated to the acquired assets and liabilities of Nephila based on estimated fair values at the acquisition date. The Company has preliminarily recognized goodwill of $460.0 million, which is primarily attributable to expected future earnings and cash flow potential of Nephila. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company also has preliminarily recognized other intangible assets of $533.5 million, which includes $452.0 million of investment management agreements, $31.0 million of broker relationships, $27.0 million of technology and $23.5 million of trade names, which are expected to be amortized over a weighted average period of 16 years, 12 years, 6 years and 14 years, respectively. The Company also has recognized noncontrolling interests of $25.5 million attributable to certain consolidated subsidiaries of Nephila that are not wholly-owned. Nephila operates as a separate business unit and its operating results are not included in a reportable segment.

The Company has not completed the process of determining the fair value of the assets acquired and liabilities assumed. These valuations will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value recorded for these items is a provisional estimate and may be subject to further adjustment. Any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.

4. Investments

a)The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies.

	March 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$272,837	$1,048	$(1,113)	$272,772
U.S. government-sponsored enterprises	356,042	12,121	(843)	367,320
Obligations of states, municipalities and political subdivisions	4,206,957	156,087	(6,191)	4,356,853
Foreign governments	1,481,680	133,912	(8,693)	1,606,899
Commercial mortgage-backed securities	1,690,466	17,161	(24,016)	1,683,611
Residential mortgage-backed securities	879,245	15,176	(4,544)	889,877
Asset-backed securities	13,185	9	(105)	13,089
Corporate bonds	952,298	26,346	(6,646)	971,998
Total fixed maturities	9,852,710	361,860	(52,151)	10,162,419
Short-term investments	755,264	130	(1,106)	754,288
Investments, available-for-sale	$10,607,974	$361,990	$(53,257)	$10,916,707

	December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$248,286	$308	$(1,952)	$246,642
U.S. government-sponsored enterprises	357,765	5,671	(4,114)	359,322
Obligations of states, municipalities and political subdivisions	4,285,068	96,730	(28,868)	4,352,930
Foreign governments	1,482,826	98,356	(21,578)	1,559,604
Commercial mortgage-backed securities	1,691,572	3,154	(44,527)	1,650,199
Residential mortgage-backed securities	886,501	6,170	(12,499)	880,172
Asset-backed securities	19,614	7	(213)	19,408
Corporate bonds	979,141	13,234	(17,464)	974,911
Total fixed maturities	9,950,773	223,630	(131,215)	10,043,188
Short-term investments	1,080,027	443	(2,774)	1,077,696
Investments, available-for-sale	$11,030,800	$224,073	$(133,989)	$11,120,884

b)The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2019
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturities:
U.S. Treasury securities	$—	$—	$127,227	$(1,113)	$127,227	$(1,113)
U.S. government-sponsored enterprises	—	—	93,014	(843)	93,014	(843)
Obligations of states, municipalities and political subdivisions	4,781	(33)	370,149	(6,158)	374,930	(6,191)
Foreign governments	137,317	(3,048)	147,720	(5,645)	285,037	(8,693)
Commercial mortgage-backed securities	8,865	(157)	724,587	(23,859)	733,452	(24,016)
Residential mortgage-backed securities	1,874	(12)	245,331	(4,532)	247,205	(4,544)
Asset-backed securities	—	—	12,371	(105)	12,371	(105)
Corporate bonds	56,587	(1,385)	312,113	(5,261)	368,700	(6,646)
Total fixed maturities	209,424	(4,635)	2,032,512	(47,516)	2,241,936	(52,151)
Short-term investments	74,250	(1,106)	—	—	74,250	(1,106)
Total	$283,674	$(5,741)	$2,032,512	$(47,516)	$2,316,186	$(53,257)

At March 31, 2019, the Company held 618 available-for-sale securities with a total estimated fair value of $2.3 billion and gross unrealized losses of $53.3 million. Of these 618 securities, 560 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $2.0 billion and gross unrealized losses of $47.5 million. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

At December 31, 2018, the Company held 1,005 securities with a total estimated fair value of $4.6 billion and gross unrealized losses of $134.0 million. Of these 1,005 securities, 541 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $2.0 billion and gross unrealized losses of $77.5 million.

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

c)The amortized cost and estimated fair value of fixed maturities at March 31, 2019 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$405,074	$403,559
Due after one year through five years	1,297,910	1,316,382
Due after five years through ten years	2,140,339	2,221,684
Due after ten years	3,426,491	3,634,217
	7,269,814	7,575,842
Commercial mortgage-backed securities	1,690,466	1,683,611
Residential mortgage-backed securities	879,245	889,877
Asset-backed securities	13,185	13,089
Total fixed maturities	$9,852,710	$10,162,419

d)The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Interest:
Municipal bonds (tax-exempt)	$18,826	$20,935
Municipal bonds (taxable)	18,579	17,633
Other taxable bonds	40,781	37,469
Short-term investments, including overnight deposits	10,212	10,590
Dividends on equity securities	25,786	24,007
Income from equity method investments	1,896	1,778
Other	2,301	(110)
	118,381	112,302
Investment expenses	(4,199)	(4,286)
Net investment income	$114,182	$108,016

e)The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Realized gains:
Sales and maturities of fixed maturities	$144	$141
Sales and maturities of short-term investments	1,591	2,865
Other	8	889
Total realized gains	1,743	3,895
Realized losses:
Sales and maturities of fixed maturities	(280)	(952)
Sales and maturities of short-term investments	(782)	(1,158)
Other	—	(2,731)
Total realized losses	(1,062)	(4,841)
Net realized investment gains (losses)	681	(946)
Change in fair value of equity securities:
Change in fair value of equity securities sold during the period	10,558	5,130
Change in fair value of equity securities held at the end of the period	600,952	(127,182)
Change in fair value of equity securities	611,510	(122,052)
Net investment gains (losses)	$612,191	$(122,998)
Change in net unrealized gains on available-for-sale investments included in other comprehensive income (loss):
Fixed maturities	$217,294	$(144,168)
Short-term investments	1,355	47
Net increase (decrease)	$218,649	$(144,121)

5. Fair Value Measurements

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability.

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in certain insurance-linked securities funds managed by Markel CATCo Investment Management Ltd. (MCIM), a consolidated subsidiary, that are not traded on an active exchange, as further described and defined in note 13 (the Markel CATCo Funds), and are valued using unobservable inputs.

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

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in the Markel CATCo Funds, these investments are classified as Level 3 within the fair value hierarchy. The fair value of the securities are derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process, and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts in which the Markel CATCo Funds invest. Significant unobservable inputs used in the valuation of these investments include an adjustment to include the fair value of the equity that was issued by one of the Markel CATCo Funds in exchange for notes receivable, rather than cash, which is excluded from NAV. The determination of fair value of the securities also considers external market data, including the trading price relative to its NAV of CATCo Reinsurance Opportunities Fund Ltd. (CROF), a comparable security traded on a market operated by the London Stock Exchange and on the Bermuda Stock Exchange further described in note 13. Generally, the Company's investments in the Markel CATCo Funds are redeemable annually as of January 1st of each calendar year. However, in years with significant loss events on the underlying securitized reinsurance contracts, as was the case in 2018 and 2017, payment for the redemption of certain investments may be restricted for up to three years.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturities, available-for-sale:
U.S. Treasury securities	$—	$272,772	$—	$272,772
U.S. government-sponsored enterprises	—	367,320	—	367,320
Obligations of states, municipalities and political subdivisions	—	4,356,853	—	4,356,853
Foreign governments	—	1,606,899	—	1,606,899
Commercial mortgage-backed securities	—	1,683,611	—	1,683,611
Residential mortgage-backed securities	—	889,877	—	889,877
Asset-backed securities	—	13,089	—	13,089
Corporate bonds	—	971,998	—	971,998
Total fixed maturities, available-for-sale	—	10,162,419	—	10,162,419
Equity securities:
Insurance, banks and other financial institutions	2,053,233	—	44,812	2,098,045
Industrial, consumer and all other	4,283,128	—	—	4,283,128
Total equity securities	6,336,361	—	44,812	6,381,173
Short-term investments, available-for-sale	646,853	107,435	—	754,288
Total investments	$6,983,214	$10,269,854	$44,812	$17,297,880

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturities, available-for-sale:
U.S. Treasury securities	$—	$246,642	$—	$246,642
U.S. government-sponsored enterprises	—	359,322	—	359,322
Obligations of states, municipalities and political subdivisions	—	4,352,930	—	4,352,930
Foreign governments	—	1,559,604	—	1,559,604
Commercial mortgage-backed securities	—	1,650,199	—	1,650,199
Residential mortgage-backed securities	—	880,172	—	880,172
Asset-backed securities	—	19,408	—	19,408
Corporate bonds	—	974,911	—	974,911
Total fixed maturities	—	10,043,188	—	10,043,188
Equity securities:
Insurance, banks and other financial institutions	1,876,811	—	53,728	1,930,539
Industrial, consumer and all other	3,790,406	—	—	3,790,406
Total equity securities	5,667,217	—	53,728	5,720,945
Short-term investments, available-for-sale	981,616	96,080	—	1,077,696
Total investments	$6,648,833	$10,139,268	$53,728	$16,841,829

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Equity securities, beginning of period	$53,728	$168,809
Purchases	—	28,900
Sales	(6,869)	(28,252)
Net investment losses on Level 3 investments	(2,047)	(18,059)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Equity securities, end of period	$44,812	$151,398
Net investment losses related to the Company's investments in the Markel CATCo Funds primarily resulted from decreases in the NAV of these funds in both the three months ended March 31, 2019 and 2018.
The Company also holds an investment in CROF which is a Level 1 investment included in equity securities on the Company's consolidated balance sheets. CROF is managed by MCIM and invests substantially all of its assets in one of the unconsolidated Markel CATCo Funds. Net investment losses for the three months ended March 31, 2019 and March 31, 2018, also included a loss of $0.5 million and $5.9 million, respectively, related to the Company's investment in CROF. At March 31, 2019 and December 31, 2018, the fair value of the Company's investment in CROF was $4.0 million and $4.5 million, respectively.

There were no transfers into or out of Level 1 and Level 2 during the three months ended March 31, 2019 and 2018.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2019 and 2018.

6. Segment Reporting Disclosures

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

The Company's other operations include the results of the Company's program services business and the results of the Company's insurance-linked securities operations attributable to MCIM and, beginning November 2018, Nephila. The Company's other operations also include results for underwriting lines of business discontinued prior to, or in conjunction with, acquisitions, including development on asbestos and environmental loss reserves and results attributable to the run-off of life and annuity reinsurance business, which are monitored separately from the Company's ongoing underwriting operations. For purposes of segment reporting, none of the Company's other operations are considered to be reportable segments.

Segment profit for the Company's underwriting segments is measured by underwriting profit. The property and casualty insurance industry commonly defines underwriting profit as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company's underwriting performance. Segment profit for the Investing segment is measured by net investment income and net investment gains. Segment profit for the Markel Ventures segment is measured by operating income.

For management reporting purposes, the Company allocates assets to its underwriting, investing, Markel Ventures and other operations. Underwriting assets are all assets not specifically allocated to the Investing or Markel Ventures segments, or to the Company's other operations. Underwriting and investing assets are not allocated to the Insurance and Reinsurance segments since the Company does not manage its assets by underwriting segment. The Company does not allocate capital expenditures for long-lived assets to either of its underwriting segments for management reporting purposes.

The following tables summarize the Company's segment disclosures.

	Three Months Ended March 31, 2019
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$1,192,848	$513,377	$—	$—	$548,817		$2,255,042
Net written premiums	998,358	478,967	—	—	(232)		1,477,093

Earned premiums	973,727	230,510	—	—	(260)		1,203,977
Losses and loss adjustment expenses:
Current accident year	(618,498)	(139,472)	—	—	—		(757,970)
Prior accident years	72,574	(11,295)	—	—	8,945		70,224
Amortization of policy acquisition costs	(199,999)	(61,828)	—	—	—		(261,827)
Other operating expenses	(175,721)	(14,559)	—	—	(3,105)		(193,385)
Underwriting profit	52,083	3,356	—	—	5,580		61,019
Net investment income	—	—	113,930	252	—		114,182
Net investment gains	—	—	612,191	—	—		612,191
Products revenues	—	—	—	348,794	—		348,794
Services and other revenues	—	—	—	105,969	87,375		193,344
Products expenses	—	—	—	(319,426)	—		(319,426)
Services and other expenses	—	—	—	(94,870)	(79,736)		(174,606)
Amortization of intangible assets (3)	—	—	—	(10,807)	(29,861)		(40,668)
Segment profit (loss)	$52,083	$3,356	$726,121	$29,912	$(16,642)		$794,830
Interest expense							(40,290)
Net foreign exchange losses							(21,864)
Income before income taxes							$732,676
U.S. GAAP combined ratio (4)	95%	99%			NM	(5)	95%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $14.0 million for the three months ended March 31, 2019.

(2)
Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that are not allocated to a reportable segment.

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

(5)	NM - Ratio is not meaningful

	Three Months Ended March 31, 2018
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$1,093,362	$492,333	$—	$—	$461,189		$2,046,884
Net written premiums	912,979	421,058	—	—	765		1,334,802

Earned premiums	902,851	247,964	—	—	206		1,151,021
Losses and loss adjustment expenses:
Current accident year	(570,027)	(153,181)	—	—	—		(723,208)
Prior accident years	119,173	(13,071)	—	—	1,988		108,090
Amortization of policy acquisition costs	(179,485)	(62,420)	—	—	—		(241,905)
Other operating expenses	(169,971)	(12,130)	—	—	(384)		(182,485)
Underwriting profit	102,541	7,162	—	—	1,810		111,513
Net investment income	—	—	107,894	122	—		108,016
Net investment losses	—	—	(122,998)	—	—		(122,998)
Products revenues	—	—	—	294,136	—		294,136
Services and other revenues	—	—	—	97,921	47,375		145,296
Products expenses	—	—	—	(269,697)	—		(269,697)
Services and other expenses	—	—	—	(88,608)	(43,825)		(132,433)
Amortization of intangible assets (3)	—	—	—	(10,097)	(18,726)		(28,823)
Segment profit (loss)	$102,541	$7,162	$(15,104)	$23,777	$(13,366)		$105,010
Interest expense							(40,059)
Net foreign exchange losses							(22,114)
Loss before income taxes							$42,837
U.S. GAAP combined ratio (4)	89%	97%			NM	(5)	90%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $12.7 million for the three months ended March 31, 2018.

(2)
Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that are not allocated to a reportable segment.

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

(5)	NM - Ratio is not meaningful

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2019	December 31, 2018
Segment assets:
Investing	$19,914,906	$19,100,790
Underwriting	6,869,350	6,451,984
Markel Ventures	2,246,296	2,124,506
Total segment assets	29,030,552	27,677,280
Other operations	5,706,174	5,628,983
Total assets	$34,736,726	$33,306,263

7. Products, Services and Other Revenues

The amount of revenues from contracts with customers was $486.8 million and $397.1 million for the three months ended March 31, 2019 and 2018, respectively.

The following table disaggregates revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues on the consolidated statements of income (loss) and comprehensive income (loss).

	Three Months Ended March 31,
	2019			2018
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$333,494	$—	$333,494	$283,473	$—	$283,473
Services	92,647	19,745	112,392	87,442	8,924	96,366
Investment management	—	40,893	40,893	—	17,289	17,289
Total revenues from contracts with customers	426,141	60,638	486,779	370,915	26,213	397,128
Program services	—	24,109	24,109	—	20,697	20,697
Other	28,622	2,628	31,250	21,142	465	21,607
Total	$454,763	$87,375	$542,138	$392,057	$47,375	$439,432

The following table presents receivables and customer deposits related to contracts with customers.

(dollars in thousands)	March 31, 2019	December 31, 2018
Receivables	$282,759	$247,532
Customer deposits	$74,979	$48,238

8. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net reserves for losses and loss adjustment expenses, beginning of year	$9,214,443	$8,964,945
Foreign currency movements	28,649	50,766
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	9,243,092	9,015,711
Incurred losses and loss adjustment expenses:
Current accident year	757,970	723,208
Prior accident years	(70,210)	(108,067)
Total incurred losses and loss adjustment expenses	687,760	615,141
Payments:
Current accident year	55,999	62,506
Prior accident years	635,980	576,975
Total payments	691,979	639,481
Effect of foreign currency rate changes	(22)	(294)
Net reserves for losses and loss adjustment expenses, end of period	9,238,851	8,991,077
Reinsurance recoverable on unpaid losses	5,093,814	4,650,860
Gross reserves for losses and loss adjustment expenses, end of period	$14,332,665	$13,641,937

For the three months ended March 31, 2019, incurred losses and loss adjustment expenses included $70.2 million of favorable development on prior years' loss reserves, which included $74.6 million of favorable development on the Company's general liability and worker's compensation product lines within the Insurance segment, and surety, aviation and whole account product lines within the Reinsurance segment. Favorable development on prior years' loss reserves for the three months ended March 31, 2019 was partially offset by $12.8 million of adverse development within the Reinsurance segment related primarily to Hurricanes Florence and Michael, Typhoon Jebi and wildfires in California (2018 Catastrophes).

For the three months ended March 31, 2018, incurred losses and loss adjustment expenses included $108.1 million of favorable development on prior years' loss reserves, which included $93.1 million of favorable development on the Company's general liability, professional liability, workers' compensation and marine and energy product lines within the Insurance segment and surety and marine and energy product lines within the Reinsurance segment.

9. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2019				2018
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,127,388	$578,097	$(228,632)	$1,476,853	$1,039,378	$546,313	$(251,557)	$1,334,134
Earned	1,131,556	287,375	(215,166)	1,203,765	1,037,935	335,490	(222,523)	1,150,902
Program services and other:
Written	517,701	31,856	(549,317)	240	457,824	3,369	(460,525)	668
Earned	514,952	16,395	(531,135)	212	422,925	1,452	(424,258)	119
Consolidated:
Written	1,645,089	609,953	(777,949)	1,477,093	1,497,202	549,682	(712,082)	1,334,802
Earned	$1,646,508	$303,770	$(746,301)	$1,203,977	$1,460,860	$336,942	$(646,781)	$1,151,021

Substantially all of the premium written and earned in the Company's program services business for the three months ended March 31, 2019 and 2018 was ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 38% and 36%, respectively, for the three months ended March 31, 2019 and 2018. The percentage of consolidated assumed earned premiums to net earned premiums was 25% and 29%, respectively, for the three months ended March 31, 2019 and 2018.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services business, which totaled $365.0 million and $256.3 million, for the three months ended March 31, 2019 and 2018, respectively, were ceded. Incurred losses and loss adjustment expenses for the Company's underwriting operations were net of ceded incurred losses and loss adjustment expenses of $134.0 million and $171.8 million for the three months ended March 31, 2019 and 2018, respectively.

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During the three months ended March 31, 2019, the Company recognized a reserve deficiency resulting from a decrease in the market yield on the investment portfolio supporting the policy benefit reserves by increasing life and annuity benefits by $25.8 million and decreasing the change in net unrealized holding gains included in other comprehensive income by a corresponding amount. As of March 31, 2019, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $25.8 million. No adjustment was required for the three months ended March 31, 2018.

11. Leases

The Company's leases primarily consist of operating leases for real estate and have remaining terms of up to 15 years.

Right-of-use lease assets and related lease liabilities included on the consolidated balance sheet for operating leases as of March 31, 2019 were $243.4 million and $271.9 million, respectively. Operating lease costs were $16.9 million for the three months ended March 31, 2019. The weighted-average discount rate and weighted average remaining lease term for operating leases was 3.4% and 8.9 years, respectively, as of March 31, 2019.
The table below summarizes maturities of the Company’s operating lease liabilities as of March 31, 2019, which reconciles to total lease liabilities included in other liabilities on the Company’s consolidated balance sheet.

Years Ending December 31,	(dollars in thousands)
2019	$43,921
2020	45,531
2021	40,744
2022	35,123
2023	28,426
2024 and thereafter	123,222
Total lease payments	316,967
Less imputed interest	(45,032)
Total operating lease liabilities	$271,935

12. Income Taxes

The effective tax rate was 21% and 253% for the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2018, the Company decided to elect to treat its two most significant U.K. subsidiaries as domestic corporations for U.S. tax purposes. As a result, the earnings and profits of those subsidiaries are no longer considered to be indefinitely reinvested, and during the three months ended March 31, 2018, the Company recorded a one-time deferred tax charge of $99.5 million related to the book and tax basis differences attributable to those subsidiaries. This tax charge represented 232% of the 2018 effective tax rate.

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods. This method applies the Company's best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate and the related tax expense or benefit is reported in the same period as the related item. The Company's estimated annual effective tax rate, which excludes the tax attributable to the change in tax status of the two U.K. subsidiaries recorded in the first quarter of 2018, was 19% for both the three months ended March 31, 2019 and 2018. For both periods, the estimated annual effective tax rate differs from the U.S. statutory tax rate of 21% primarily as a result of tax-exempt investment income.

13. Variable Interest Entities

MCIM, a wholly-owned consolidated subsidiary of the Company, is an insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda. Results attributable to MCIM are not included in a reportable segment.

MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). MCIM also serves as the investment manager to CATCo Reinsurance Opportunities Fund Ltd. (CROF), a limited liability closed-end Bermuda exempted mutual fund company which invests substantially all of its assets in Markel CATCo Reinsurance Fund Ltd. The Markel CATCo Funds issue multiple classes of nonvoting, redeemable preference shares to investors through its funds and the Markel CATCo Funds are primarily invested in nonvoting preference shares of Markel CATCo Re. The underwriting results of Markel CATCo Re are attributed to the Markel CATCo Funds through those nonvoting preference shares. Voting shares in Markel CATCo Reinsurance Fund Ltd. and Markel CATCo Re are held by MCIM.

The Markel CATCo Funds and Markel CATCo Re are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Markel CATCo Funds or Markel CATCo Re, and therefore does not consolidate these entities, as the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. Investment management and incentive fees earned by the Company from unconsolidated Markel CATCo Funds were $9.6 million and $17.3 million for the three months ended March 31, 2019 and 2018, respectively. The Company is the sole investor in one of the Markel CATCo Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary.

The following table presents the assets and liabilities of the Markel Diversified Fund, which are included in the Company's consolidated balance sheet.

(dollars in thousands)	March 31, 2019	December 31, 2018
Assets
Equity securities: Investment in unconsolidated Markel CATCo Fund	$18,847	$27,547
Other	1,232	1,082
Total Assets	$20,079	$28,629

Liabilities
Note payable	$24,875	$24,875
Other	200	200
Total Liabilities	$25,075	$25,075

The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Equity securities for the Markel Diversified Fund represent an investment in one of the unconsolidated Markel CATCo Funds, and represents 2% of the outstanding preference shares of that fund as of March 31, 2019 and December 31, 2018. The note payable was delivered as part of the consideration provided for the Markel Diversified Fund's investment in the unconsolidated Fund. This note payable is included in senior long-term debt and other debt on the Company's consolidated balance sheets. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company's general credit.

The Company also has an investment in another one of the Markel CATCo Funds ($26.0 million and $26.2 million as of March 31, 2019 and December 31, 2018, respectively) but does not have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, and therefore does not consolidate that fund.

The Company also holds an investment in CROF, which is not a VIE. See note 5.

The Company's exposure to risk from the unconsolidated Markel CATCo Funds and Markel CATCo Re was historically limited to its investment and any earned but uncollected fees. Beginning in 2019, the Company also entered into various reinsurance contracts on behalf of Markel CATCo Re. See note 14. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of March 31, 2019, net assets under management of MCIM for unconsolidated VIEs were $3.6 billion. See note 17.

14. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length. Details of the Company's transactions with related parties in its insurance-linked securities operations are included below.
Nephila
In November 2018, the Company expanded its insurance-linked securities operations through the acquisition of Nephila, which serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and as both a service company coverholder and agent with binding authority for Lloyd’s Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). Nephila receives management fees for its investment and insurance management services from the Nephila Funds based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds it manages. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premium of the insurance contracts placed. Total revenues attributed to services provided to the Nephila Funds and the Nephila Reinsurers for the three months ended March 31, 2019 were $43.2 million.

Within the Company’s program services business, the Company has a program with Nephila and Syndicate 2357, one of its unconsolidated affiliates, through which the Company writes insurance policies that are ceded to Syndicate 2357. Through this arrangement, Nephila has the exclusive right, through 2019, to utilize certain of the Company’s licensed insurance companies to write U.S. catastrophe exposed property risk that will then be ceded to Syndicate 2357. For the three months ended March 31, 2019, gross premiums written through the Company’s program with Nephila were $93.0 million, all of which was ceded to Syndicate 2357. As of March 31, 2019 and December 31, 2018, reinsurance recoverables on the consolidated balance sheet included $189.0 million and $179.8 million due from Syndicate 2357, respectively.
Under this program, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under this program exceed the prescribed limit, the Company is obligated to pay such losses to the cedents without recourse to Syndicate 2357. While the Company believes losses under this program are unlikely, those losses, if incurred, could be material to the Company’s consolidated results of operations and financial condition.
The Company has also entered into both assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.
Markel CATCo
During the first quarter of 2019, the Company entered into various reinsurance contracts with third parties on behalf of Markel CATCo Re, an unconsolidated subsidiary, in exchange for ceding fees. These reinsurance contracts primarily cover losses for events that may occur during 2019, however, in some instances, coverage is also provided for adverse development on 2018 and prior accident years’ loss events. Incurred losses on these contracts are fully ceded to Markel CATCo Re. The loss exposures on these contracts are fully collateralized by Markel CATCo Re up to an amount that the Company believes is unlikely to be exceeded. The Company has credit risk from Markel CATCo Re for any uncollateralized amounts. Markel CATCo Re's ability to pay losses in excess of the collateralized amounts depends on the availability of funds that are not otherwise needed to pay losses on other contracts. As of March 31, 2019, the Company's maximum exposure to loss on these contracts, representing the net uncollateralized risks, was $191.6 million. Total ceding fees attributed to these contracts are $8.8 million, of which $2.2 million was earned and included in services and other revenues in our consolidated statements of income and other comprehensive income for the three months ended March 31, 2019. Results attributed to these contracts are not included in a reportable segment.
Within the Company's reinsurance operations, the Company also enters into reinsurance contracts that are ceded to Markel CATCo Re. Under this program, the Company retains underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under this program exceed the prescribed limit, the Company is obligated to pay such losses to the cedents without recourse to Markel CATCo Re. For the three months ended March 31, 2019 and 2018, gross premiums written and ceded to Markel CATCo Re were $4.0 million and $5.5 million, respectively.
See note 13 for details of the Company's other transactions with Markel CATCo Re and the Markel CATCo Funds.

15. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Net income (loss) to shareholders	$576,427	$(64,306)
Adjustment of redeemable noncontrolling interests	18,361	5,051
Adjusted net income (loss) to shareholders	$594,788	$(59,255)

Basic common shares outstanding	13,895	13,932
Dilutive potential common shares from restricted stock units and restricted stock	16	—
Diluted shares outstanding	13,911	13,932
Basic net income (loss) per share	$42.81	$(4.25)
Diluted net income (loss) per share (1)	$42.76	$(4.25)

(1)
The impact of restricted stock units and restricted stock of 27 thousand shares was excluded from the computation of diluted earnings per share for the three months ended March 31, 2018 because the effect would have been anti-dilutive.

16. Other Comprehensive Income

Other comprehensive income includes net holding gains on available-for-sale investments arising during the period, changes in unrealized other-than-temporary impairment losses on fixed maturities arising during the period and reclassification adjustments for net gains included in net income. Other comprehensive income also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss.

The following table presents the change in accumulated other comprehensive income (loss) by component, net of taxes and noncontrolling interests, for the three months ended March 31, 2019 and 2018.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2017	$2,477,973	$(74,003)	$(58,399)	$2,345,571
Cumulative effect of adoption of ASU No. 2016-01	(2,626,265)	2,492	—	(2,623,773)
Cumulative effect of adoption of ASU No. 2018-02	401,539	—	—	401,539
January 1, 2018	253,247	(71,511)	(58,399)	123,337
Other comprehensive income (loss) before reclassifications	(116,922)	4,911	664	(111,347)
Amounts reclassified from accumulated other comprehensive income	814	—	—	814
Total other comprehensive income (loss)	(116,108)	4,911	664	(110,533)
March 31, 2018	$137,139	$(66,600)	$(57,735)	$12,804

December 31, 2018	$48,060	$(86,652)	$(56,058)	$(94,650)
Other comprehensive income before reclassifications	152,331	2,372	1,361	156,064
Amounts reclassified from accumulated other comprehensive loss	(246)	—	—	(246)
Total other comprehensive income	152,085	2,372	1,361	155,818
March 31, 2019	$200,145	$(84,280)	$(54,697)	$61,168

Effective January 1, 2018, the Company adopted ASU No. 2016-01 and as a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income. Rather, changes in the fair value of equity securities are now recognized in net income. Upon adoption of this ASU, cumulative net unrealized gains on equity securities of $2.6 billion, net of deferred income taxes, were reclassified from accumulated other comprehensive income into retained earnings.

Effective January 1, 2018, the Company adopted ASU No. 2018-02, which provided an option to reclassify tax effects remaining in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act to retained earnings. As a result of adopting the ASU, the Company reclassified $401.5 million of previously recognized deferred taxes from accumulated other comprehensive income into retained earnings as of January 1, 2018.

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Change in net unrealized gains on available-for-sale investments:
Net holding gains (losses) arising during the period	$40,818	$(28,230)
Reclassification adjustments for net gains (losses) included in net income (loss)	(66)	217
Change in net unrealized gains on available-for-sale investments	40,752	(28,013)
Change in foreign currency translation adjustments	—	766
Change in net actuarial pension loss	362	136
Total	$41,114	$(27,111)

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income (loss), by component.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Unrealized holding gains on available-for-sale investments:
Net realized investment gains (losses), excluding other-than-temporary impairment losses	312	(1,031)
Income taxes	(66)	217
Reclassification of unrealized holding gains (losses), net of taxes	$246	$(814)

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(1,723)	$(800)
Income taxes	362	136
Reclassification of net actuarial pension loss, net of taxes	$(1,361)	$(664)

17. Contingencies

a) Late in the fourth quarter of 2018, the Company was contacted by and received inquiries from the U.S. Department of Justice, U.S. Securities and Exchange Commission and Bermuda Monetary Authority (collectively, Governmental Authorities) into loss reserves recorded in late 2017 and early 2018 at Markel CATCo Re (the Markel CATCo Inquiries), an unconsolidated subsidiary managed by MCIM. As a result, the Company engaged outside counsel to conduct an internal review.

The internal review was completed in April 2019 and found no evidence that MCIM personnel acted in bad faith in exercising business judgment in the setting of reserves and making related disclosures during late 2017 and early 2018. The Company’s outside counsel has met with the Governmental Authorities and reported the findings from the internal review. The Markel CATCo Inquiries are ongoing. The Company cannot currently predict the duration, scope or result of the Markel CATCo Inquiries.

During the internal review, the Company discovered violations of Markel policies by two senior executives of MCIM. As a result, these two executives are no longer with the Company (the MCIM Executive Departures).

Between January 11, 2019 and March 7, 2019, several related putative class actions were filed in the U.S. District Court for the Southern District of New York against Markel Corporation and certain present or former officers and directors alleging violations of the federal securities laws relating to the matters that are the subject of the Markel CATCo Inquiries (the Markel Securities Litigation). Plaintiffs seek to represent a class of persons or entities that purchased Markel securities between July 26, 2017 and December 6, 2018. The actions have been consolidated. The Company believes that the claims against it are without merit. The Company further believes any material loss resulting from the suit to be remote.

On February 21, 2019, Anthony Belisle and Alissa Fredricks, the two senior executives who are no longer with MCIM, each separately filed suit against MCIM and Markel Corporation, which suits were amended on March 29, 2019 and March 28, 2019, respectively (the MCIM Executive Suits). As amended, the complaints allege claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts. Mr. Belisle's complaint seeks relief including payment of $66.0 million in incentive compensation and Ms. Fredricks's complaint seeks relief including payment of $7.5 million in incentive compensation. In addition, both seek consequential damages, damages for emotional distress and injury to reputation, statutory interest, exemplary damages and attorneys’ fees, among other things. Mr. Belisle's complaint further seeks enhanced compensatory damages. The Company believes that all claims are without merit. The Company further believes any material loss resulting from the suits to be remote.

The Markel CATCo Inquiries, Markel Securities Litigation, MCIM Executive Departures and MCIM Executive Suits, as well as other related matters of which the Company is currently unaware, could result in additional claims, litigation, investigations, enforcement actions or proceedings. For example, additional litigation may be filed by investors in the Markel CATCo Funds. The Company also could become subject to increased regulatory scrutiny, investigations or proceedings in any of the jurisdictions where it operates. If any regulatory authority takes action against the Company or the Company enters into an agreement to settle a matter, the Company may incur sanctions or be required to pay substantial fines or implement remedial measures that could prove costly or disruptive to its businesses and operations. Costs associated with the Company's internal review, including legal and investigation costs, as well as legal costs incurred in connection with any existing or future litigation, are being expensed as incurred.
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

In December 2018, investors in the Markel CATCo Funds were offered an additional redemption opportunity (the Special Redemption). Under the Special Redemption, investors in the Markel CATCo Funds were offered the option, through March 29, 2019, to redeem any or all shares held as of June 30, 2019. However, for (1) shares that have been restricted following the occurrence of catastrophic loss events for which uncertainty still exists around the ultimate incurred losses on the underlying reinsurance contracts at Markel CATCo Re and (2) shares that support insurance contracts that are still exposed to future underwriting risk, such amounts will not be redeemed until all remaining exposures are fully settled or released by cedents, which could take up to four years. Through both the Special Redemption and the annual redemption for January 1, 2019, 73% of investors, comprising 91% of net assets under management as of March 31, 2019, elected to redeem their shares in the Markel CATCo Funds. Payment for the redemptions of shares is an obligation of the Markel CATCo Funds, not Markel Corporation or its subsidiaries.

b) The Company has reviewed events at one of its Markel Ventures products businesses. Since becoming aware of a matter late in the first quarter of 2018 related to the business's manufacture of products, the Company has conducted an investigation, reviewed the business's operations and developed remediation plans. Upon completion of its review during 2018, the Company accrued an expense of $33.5 million in its results of operations. This amount represented management’s best estimate of amounts considered probable including: remediation costs associated with the manufacture of products, costs associated with the investigation of this matter, a write down of inventory on hand and settlement costs related to pre-existing litigation.

Final resolution of this matter could ultimately result in additional remediation and other costs, the amount of which cannot be estimated at this time, but which could have a material impact on the Company’s income before income taxes. However, management does not expect this matter ultimately will have a material adverse effect on the Company’s results of operations or financial condition. If a determination is made that additional costs associated with this matter are considered probable, these additional costs will be recognized as an expense in the Company's results of operations. As of March 31, 2019, $26.4 million remained accrued for ongoing remediation efforts.

In addition, contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

18. Subsequent Events

In April 2019, the Company entered into a credit agreement for a new revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee on the unused portion of the facility based on the Company's leverage ratio as calculated under the credit agreement. The credit agreement includes financial covenants that require that the Company not exceed a maximum leverage ratio and maintain a minimum amount of consolidated net worth, as well as other customary covenants and events of default. Markel Corporation, along with Alterra Finance LLC, guaranteed the obligations under the facility. This facility replaced the Company's previous $300 million revolving credit facility (no borrowings outstanding as of December 31, 2018 and March 31, 2019) and is scheduled to expire in April 2024.

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

•
Insurance-linked securities - our insurance-linked securities operations include investment fund managers that offer a variety of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives

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

Our Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. Risks written in our Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that the loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. The following products are included in this segment: general liability, professional liability, primary and excess of loss property, including catastrophe-exposed property, personal property, workers' compensation, marine and energy liability coverages, specialty program insurance for well-defined niche markets, and liability and other coverages tailored for unique exposures. Business in this segment is written through our Markel Assurance, Markel Specialty and Markel International divisions. The Markel Assurance division writes commercial and Fortune 1000 accounts on an excess and surplus lines as well as admitted basis. The Markel Specialty division writes program insurance and other specialty coverages for well-defined niche markets, primarily on an admitted basis. The Markel International division writes business worldwide, primarily from our London-based platform, which includes our syndicate at Lloyd's.

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Principal lines of business include: property (including catastrophe-exposed property), professional liability, general casualty, credit, surety, auto, and workers' compensation. Our reinsurance product offerings are underwritten principally by our Global Reinsurance division.

Through our wholly-owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own interests in various businesses that we monitor and report in the Markel Ventures segment. These businesses are viewed by management as separate and distinct from our insurance operations and are comprised of a diverse portfolio of businesses from different industries that offer various types of products and services to businesses and consumers, predominately in the United States. Our products group manufactures, builds or produces consumer and industrial products, such as equipment used in baking systems and food processing, portable dredges, over-the-road car haulers and equipment, laminated oak and composite wood flooring used in the trucking industry, dormitory furniture, wall systems, medical casework and marine panels, storage and transportation equipment for specialty gas, ornamental plants, fashion handbags and residential homes. The services group offers consumer and business services, such as management and technology consulting, leasing and management of manufactured housing communities, behavioral healthcare, concierge health programs and retail intelligence.
In October 2018, we acquired 90% of Brahmin Leather Works (Brahmin), a Massachusetts-based privately held creator of fashion leather handbags. Results attributable to Brahmin are included in our Markel Ventures segment.
Our insurance-linked securities operations are comprised of our Markel CATCo operations, and effective November 2018, the operations of Nephila Holdings Ltd.
Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM). MCIM is an insurance-linked securities investment fund manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). MCIM also serves as the investment manager to CATCo Reinsurance Opportunities Fund Ltd. (CROF), a limited liability closed-end Bermuda exempted mutual fund company listed on a market operated by the London Stock Exchange and on the Bermuda Stock Exchange. CROF invests substantially all of its assets in Markel CATCo Reinsurance Fund Ltd. Both Markel CATCo Re and the Markel CATCo Funds are unconsolidated subsidiaries of Markel Corporation. MCIM's net assets under management were $3.6 billion and $3.4 billion as of March 31, 2019 and December 31, 2018, respectively. See note 17 of the notes to consolidated financial statements for further details regarding recent developments within our Markel CATCo operations.
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
Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and as both a service company coverholder and agent with binding authority for Lloyd’s Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements. Nephila's net assets under management were $11.2 billion and $11.6 billion as of March 31, 2019 and December 31, 2018, respectively.

Our program services business is conducted through our State National division and is separately managed from our underwriting operations. Our program services business generates fee income, in the form of ceding (program service) fees, by offering issuing carrier capacity to both specialty general agents and other producers who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk, including Syndicate 2357. Through our program services business, we write a wide variety of insurance products, principally including general liability insurance, commercial liability insurance, commercial multi-peril insurance, property insurance and workers compensation insurance, substantially all of which is ceded to third parties. Gross written premiums in our program services business for the quarters ended March 31, 2019 and 2018 were $527.0 million and $461.2 million, respectively, substantially all of which was ceded.

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

We review the following critical accounting estimates and assumptions quarterly: evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses and life and annuity reinsurance benefit reserves. Critical accounting estimates and assumptions for goodwill and intangible assets are reviewed in conjunction with an acquisition and goodwill and indefinite-lived intangible assets are reassessed at least annually for impairment. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Readers are urged to review our 2018 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

Recent Accounting Pronouncements

The following Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board have the most potential to significantly impact our consolidated financial position, results of operations or cash flows in future periods upon adoption:

•	ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

•	ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts

•
ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

See note 2 of the notes to consolidated financial statements for discussion of these ASUs and our current assessment of the expected effects on our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table presents the components of net income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Insurance segment underwriting profit	$52,083	$102,541
Reinsurance segment underwriting profit	3,356	7,162
Net investment income (1)	113,930	107,894
Net investment gains (losses)	612,191	(122,998)
Markel Ventures segment profit (2)	29,912	23,777
Other operations (3)	(16,642)	(13,366)
Interest expense	(40,290)	(40,059)
Net foreign exchange losses	(21,864)	(22,114)
Income tax expense	(155,163)	(108,431)
Net loss (income) attributable to noncontrolling interests	(1,086)	1,288
Net income (loss) to shareholders	$576,427	$(64,306)

(1)	Net investment income attributable to Markel Ventures is included in segment profit for Markel Ventures. All other net investment income is attributable to the investing segment.

(2)
Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to any other reportable segments.

(3)
Other operations represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment.

The components of net income (loss) to shareholders are discussed in detail under "Underwriting Results," "Investing Results," "Markel Ventures," "Other Operations" and "Interest Expense and Income Taxes."

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

Consolidated
The following table presents selected data from our underwriting operations, including any business retained through our programs services operations and amounts attributable to lines that were discontinued in conjunction with acquisitions, neither of which are included in a reportable segment.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Gross premium volume (1)	$1,705,725	$1,586,359
Net written premiums	1,477,093	1,334,802
Net retention (1)	87%	84%
Earned premiums	1,203,977	1,151,021
Losses and loss adjustment expenses	687,746	615,118
Underwriting, acquisition and insurance expenses	455,212	424,390
Underwriting profit	61,019	111,513

U.S. GAAP Combined Ratios
Insurance	95%	89%
Reinsurance	99%	97%
Markel Corporation (Consolidated)	95%	90%

(1)
Gross premium volume and net retention for the three months ended March 31, 2019 and 2018 exclude $549.3 million and $460.5 million, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.

Our combined ratio was 95% for the three months ended March 31, 2019 compared to 90% for the same period of 2018.

The increase in the consolidated combined ratio for the three months ended March 31, 2019 was primarily driven by less favorable development on prior years' loss reserves within our Insurance segment and a slightly higher expense ratio. Higher profit sharing expenses and a lower benefit from ceding commissions in 2019 were largely offset by the favorable impact from higher earned premiums in our Insurance segment in 2019 compared to 2018.

Insurance Segment

The combined ratio for the Insurance segment was 95% for the three months ended March 31, 2019 compared to 89% for the same period of 2018.

For the three months ended March 31, 2019, the increase in the combined ratio was driven by less favorable development on prior accident years' loss reserves in 2019 compared to 2018. Higher earned premiums in 2019 compared to 2018 had an unfavorable impact on the prior years' loss ratio and a favorable impact on our expense ratio.

•
The Insurance segment's combined ratio for the three months ended March 31, 2019 included $72.6 million of favorable development on prior accident years' loss reserves compared to $119.2 million for the same period in 2018. The decrease in favorable development was primarily due to modest adverse development on our professional liability and marine and energy product lines in 2019 compared to favorable development in 2018. The favorable development on the marine and energy product lines in 2018 was largely attributable to favorable development on catastrophes that occurred in 2017. Additionally, the benefit of favorable development on the combined ratio was reduced in 2019 as a result of higher earned premiums in 2019 compared to 2018. For the three months ended March 31, 2019, favorable development was most significant on our general liability product lines across several accident years and on our workers' compensation product lines, primarily on the 2016 and 2017 accident years. The favorable development on prior years' loss reserves in 2018 was most significant on our general liability, professional liability, marine and energy and workers' compensation product lines.

•
The expense ratio was flat compared to the prior year. Higher profit sharing expenses and a lower benefit from ceding commissions were offset by the favorable impact from higher earned premiums in 2019 compared to 2018.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 99% for the three months ended March 31, 2019 compared to 97% for the same period of 2018.

For the three months ended March 31, 2019, the increase in the combined ratio was driven by a higher expense ratio in 2019 compared to 2018, partially offset by a lower current accident year loss ratio.

•
The current accident year loss ratio for the three months ended March 31, 2019 decreased compared to the same period in 2018 primarily due to net favorable premium adjustments in 2019 compared to net unfavorable premium adjustments in 2018.

•
The Reinsurance segment's combined ratio for the three months ended March 31, 2019 included $11.3 million of adverse development on prior accident years' loss reserves compared to $13.1 million for the same period in 2018. For the three months ended March 31, 2019, prior years' loss reserves included $12.8 million of adverse development on catastrophes, or six points on the Reinsurance segment combined ratio, primarily related to catastrophe events that occurred in 2018. For the three months ended March 31, 2018, prior years' loss reserves included $12.3 million of adverse development, or five points on the Reinsurance segment combined ratio, related to catastrophe events that occurred in 2017. For the three months ended March 31, 2019, favorable development was most significant on our surety and aviation product lines, primarily on the 2013 accident year, and on our whole account product line across several accident years. Favorable development on prior years' loss reserves in 2018 was most significant on our surety and marine and energy product lines.

•
The expense ratio for the three months ended March 31, 2019 increased compared to the same period of 2018 due to higher profit sharing expenses and a lower benefit from ceding commissions in 2019 compared to 2018.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums.

Gross Premium Volume
	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Insurance	$1,192,848	$1,093,362
Reinsurance	513,377	492,333
Other underwriting	(740)	(4)
Total Underwriting	1,705,485	1,585,691
Program Services and other	549,557	461,193
Total	$2,255,042	$2,046,884

Gross premium volume in our underwriting operations for the three months ended March 31, 2019 increased 8% compared to the same period of 2018. The increase in gross premium volume for the three months ended March 31, 2019 was attributable to an increase in gross premium volume within both our Insurance and Reinsurance segments. Also impacting consolidated gross premium volume for the three months ended March 31, 2019 and 2018 was $549.6 million and $461.2 million, respectively, of gross premiums written from our program services business and other fronting arrangements, substantially all of which were ceded to third parties for the three months ended March 31, 2019.

Gross premium volume in our Insurance segment increased 9% for the three months ended March 31, 2019. The increase was driven by growth within our general liability, personal lines, professional liability and marine and energy product lines.

Gross premium volume in our Reinsurance segment increased 4% for the three months ended March 31, 2019. The increase was driven by growth within our professional liability and workers' compensation product lines, partially offset by lower gross premium volume within our credit and surety and whole account product lines resulting from an unfavorable impact from the timing of renewals on multi-year contracts and non-renewals. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Following the high level of natural catastrophes that occurred in 2017 and 2018, we have begun to see more favorable rates, particularly on our catastrophe exposed and loss affected business. We are also seeing more stabilized pricing, and some improvement, on many of our other product lines. However, we are seeing rate decreases on our workers' compensation product line and the market remains competitive. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Insurance	$998,358	$912,979
Reinsurance	478,967	421,058
Other underwriting	(472)	97
Total Underwriting	1,476,853	1,334,134
Program Services and other	240	668
Total	$1,477,093	$1,334,802

Net retention of gross premium volume for our underwriting operations for the three months ended March 31, 2019 was 87% compared to 84% for the same period of 2018. The increase in net retention for the three months ended March 31, 2019 compared to the same period of 2018 was primarily driven by higher retention on our property product lines within the Reinsurance segment.

Earned Premiums
	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Insurance	$973,727	$902,851
Reinsurance	230,510	247,964
Other underwriting	(472)	97
Total Underwriting	1,203,765	1,150,912
Program Services and other	212	109
Total	$1,203,977	$1,151,021

Earned premiums for the three months ended March 31, 2019 increased 5% compared to the same period of 2018. The increase in earned premiums for the three months ended March 31, 2019 was attributable to an increase in earned premiums within our Insurance segment, partially offset by a decrease in earned premiums within our Reinsurance segment. The increase in earned premiums in our Insurance segment for the three months ended March 31, 2019 was primarily due to the increase in gross premium volume within our general liability and professional liability product lines as described above. The decrease in earned premiums in our Reinsurance segment for the three months ended March 31, 2019 was primarily driven by the non-renewal of a large multi-year specialty quota share treaty, partially offset by growth within our professional liability product lines.

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

The following table summarizes our investment performance.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net investment income	$114,182	$108,016
Net investment gains (losses)	$612,191	$(122,998)
Change in net unrealized investment gains on available-for-sale securities	$218,649	$(144,121)
Investment yield (1)	0.8%	0.7%
Taxable equivalent total investment return, before foreign currency effect	5.3%	(0.9)%
Taxable equivalent total investment return	5.4%	(0.5)%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at cost.

The increase in net investment income for the three months ended March 31, 2019 compared to the same period of 2018 was driven by higher yields, resulting from a decrease in the average purchase price of the fixed maturity portfolio. We also recognized higher dividend income due to increased equity holdings with higher dividend rates. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.
Net investment gains were $612.2 million for the three months ended March 31, 2019 compared to net investment losses of $123.0 million in 2018. See note 4(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses). Net investment gains for the three months ended March 31, 2019 were primarily attributable to an increase in the fair value of equity securities, which was driven by market value movements.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Three Months Ended March 31,
	2019	2018
Investment yield (1)	0.8%	0.7%
Adjustment of investment yield from amortized cost to fair value	(0.2)%	(0.1)%
Net amortization of net premium on fixed maturities	0.1%	0.1%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	4.4%	(1.5)%
Taxable equivalent effect for interest and dividends (2)	—%	—%
Other (3)	0.3%	0.3%
Taxable equivalent total investment return	5.4%	(0.5)%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

Markel Ventures

Operating revenues and expenses associated with our Markel Ventures segment are included in products revenues and services and other revenues and products expenses and services and other expenses in the consolidated statements of income and comprehensive income. We measure Markel Ventures' results, by its operating income and net income, as well as earnings before interest, income taxes, depreciation and amortization (EBITDA). We consolidate our Markel Ventures subsidiaries on a one-month lag, with the exception of any significant transactions or events that occur in the intervening period.

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Operating revenues	$455,015	$392,057
Operating income	$29,912	$23,777
EBITDA	$54,744	$46,597
Net income to shareholders	$15,167	$13,611

Revenues from our Markel Ventures segment increased $63.0 million for the three months ended March 31, 2019 compared to the same period of 2018 driven by higher revenues in our products businesses, primarily due to higher sales volumes and higher selling prices from our transportation related businesses and the contribution of revenues from Brahmin, which was acquired in the fourth quarter of 2018. We have also experienced growth within one of our consulting services businesses since the first quarter of 2018.

Operating income and EBITDA from our Markel Ventures operations increased for the three months ended March 31, 2019 compared to the same period of 2018 primarily due to an increase in income attributable to certain investments held within our Markel Ventures segment.

Markel Ventures EBITDA is a non-GAAP financial measure. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including revenues, operating income and net income, to monitor and evaluate the performance of our Markel Ventures segment. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation or amortization resulting from purchase accounting. The following table reconciles Markel Ventures operating income to Markel Ventures EBITDA.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Markel Ventures operating income	29,912	23,777
Depreciation expense	14,025	12,723
Amortization of intangible assets	10,807	10,097
Markel Ventures EBITDA	$54,744	$46,597

Net income to shareholders from our Markel Ventures operations increased $1.6 million for the three months ended March 31, 2019 compared to the same period of 2018. Higher operating income was partially offset by higher interest expense.

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Three Months Ended March 31,
	2019		2018
(dollars in thousands)	Operating Revenues	Operating Expenses	Operating Revenues	Operating Expenses
Services and other
Insurance-linked securities	$53,408	$60,584	$17,289	$18,443
Program services	24,789	5,552	21,589	9,510
Life and annuity	421	6,552	465	7,651
Other	8,757	7,048	8,032	8,221
	87,375	79,736	47,375	43,825
Amortization of intangible assets (1)		29,861		18,726
Total	$87,375	$109,597	$47,375	$62,551

(1)
Excludes amortization of intangible assets attributable to Markel Ventures, which is included in the Markel Ventures segment. Amortization of intangible assets is not allocated to any of our other operations.

Insurance-Linked Securities

The increase in operating revenues and operating expenses in our insurance-linked securities operations in the first quarter of 2019 compared to the first quarter of 2018 reflects the contribution of Nephila, which was acquired in the fourth quarter of 2018. The contribution of revenues from Nephila was partially offset by lower revenues from our Markel CATCo operations, due to lower assets under management in the first quarter of 2019 compared to 2018 and, effective January 1, 2019, a reduction in management fees charged on sidepocket shares, which represent shares that are restricted following the occurrence of catastrophic loss events for which uncertainty still exists around the ultimate incurred losses on the underlying reinsurance contracts. Additionally, operating expenses for the three months ended March 31, 2019 were impacted by costs associated with the internal review of matters at our Markel CATCo operations, the effects of which were largely offset by lower retention and incentive compensation costs in 2019 compared to 2018. See note 17 of the notes to consolidated financial statements for further details around recent developments in our Markel CATCo operations.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $40.3 million for the three months ended March 31, 2019, compared to $40.1 million for the same period of 2018.

Income Taxes

The effective tax rate was 21% and 253% for the three months ended March 31, 2019 and 2018, respectively. During the first quarter of 2018, we decided to elect to treat our two most significant United Kingdom (U.K.) subsidiaries as domestic corporations for U.S. tax purposes. Therefore, the earnings and profits from those subsidiaries are no longer considered to be indefinitely reinvested, and during the three months ended March 31, 2018, we recorded a one-time deferred tax charge of $99.5 million related to the book and tax basis differences attributable to those subsidiaries.

We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. Therefore, we also analyzed our estimated annual effective tax rate, which excludes the impact of these items. The following table summarizes our effective tax rate and estimated annual effective tax rate for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Effective tax rate	21%	253%
Impact of election to tax U.K. subsidiaries as U.S. taxpayers on effective tax rate	—	(232)
Impact of other discrete items on effective tax rate	(2)	(2)
Estimated annual effective tax rate	19%	19%

For both the three months ended March 31, 2019 and 2018, the estimated annual effective tax rate was 19%. This differs from the U.S. statutory tax rate of 21% primarily as a result of tax-exempt investment income.

Comprehensive Income (Loss) to Shareholders

Comprehensive income to shareholders was $732.2 million for the three months ended March 31, 2019, compared to a comprehensive loss to shareholders of $174.8 million for the same period of 2018.

Comprehensive income to shareholders for the three months ended March 31, 2019 included net income to shareholders of $576.4 million and an increase in net unrealized gains on available-for-sale investments, net of taxes, of $152.1 million. Comprehensive loss to shareholders for the three months ended March 31, 2018 included a decrease in net unrealized gains on available-for-sale investments, net of taxes, of $116.1 million and net loss to shareholders of $64.3 million.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $20.1 billion at March 31, 2019 compared to $19.2 billion at December 31, 2018. Equity securities were $6.4 billion, or 32% of invested assets, at March 31, 2019, compared to 5.7 billion, or 30% of invested assets, at December 31, 2018.

Net cash provided by operating activities was $18.7 million for the three months ended March 31, 2019 compared to $57.7 million for the same period of 2018. Net cash flows from operating activities for the three months ended March 31, 2019 reflected higher claims settlement activity in both of our underwriting segments and lower cash flows from our Markel Ventures segment compared to 2018. Also reflected in net cash provided by operating activities were net tax refunds received in 2019 compared to net tax payments made in 2018.

Net cash provided by investing activities was $342.1 million for the three months ended March 31, 2019 compared to net cash used by investing activities of $68.2 million for the same period of 2018. During the first three months of 2019, a greater amount of fixed maturities and equity securities were sold, called or matured than purchased. Additionally, during the three months ended March 31, 2019 we reduced our holdings of short-term investments. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $0.1 million for the three months ended March 31, 2019 compared to $74.7 million for the same period of 2018. During the first three months of 2019, we had a net increase in borrowings, primarily on a revolving line of credit at one of our Markel Ventures businesses. During the first three months of 2018, we repaid $37.5 million of the outstanding note payable that was delivered as part of the consideration provided for the investment held by the Markel Diversified Fund and we also repaid $64.8 million of debt assumed in connection with acquisitions. Cash of $37.6 million and $12.3 million was used to repurchase shares of our common stock during the first three months of 2019 and 2018, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 24% at March 31, 2019 and 25% at December 31, 2018.

We have access to various capital sources, including dividends from certain of our insurance and Markel Ventures subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs. However, the availability and terms of future financings will depend on a variety of factors, and could be adversely affected by, among other things, risks and uncertainties related to recent developments at our Markel CATCo operations. See note 17 of the notes to consolidated financial statements for more details regarding the Markel CATCo developments.

Our holding company had $2.7 billion and $2.6 billion of invested assets at March 31, 2019 and December 31, 2018, respectively.

In April 2019, we entered into a credit agreement for a new revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases and for other working capital and general corporate purposes. At our discretion, up to $200 million of the total capacity may be used for letters of credit. This facility replaced our previous $300 million revolving credit facility and expires in April 2024.

Shareholders' equity increased to $9.8 billion at March 31, 2019 from $9.1 billion at December 31, 2018. Book value per share increased to $706.98 at March 31, 2019 from $653.85 at December 31, 2018, primarily due to $732.2 million of comprehensive income to shareholders for the three months ended March 31, 2019.

Brexit Developments

On June 23, 2016, the U.K. voted to exit the European Union (E.U.) (Brexit), which was originally set to occur on March 29, 2019. The effects of Brexit will depend in part on agreements, if any, the U.K. makes to retain access to E.U. markets. For over two years the U.K. and E.U. have been negotiating the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. On April 10, 2019, the E.U. granted the U.K. an extension until October 31, 2019 to allow the U.K. to ratify a proposed agreement between the E.U. and the U.K. for the orderly exit of the U.K. from the E.U. The extension will end as soon as an agreement is ratified, if that happens before October 31, 2019. All Brexit terms must be ratified by the U.K. Parliament and the legislative bodies of the 27 E.U. member states.

Brexit could impair or end the ability of both Markel International Insurance Company Limited (MIICL) and our Lloyd’s syndicate to transact business in E.U. countries from our U.K. offices and MIICL’s ability to maintain its current branches in E.U. member states. In order to continue transacting E.U. business if U.K. access to E.U. markets ceases or is materially impaired, we have established a regulated insurance carrier, Markel Insurance SE (MISE), in Munich, Germany. From its offices in Germany, MISE can transact business in all remaining E.U. member states and throughout the European Economic Area (EEA). MISE has established branches in Ireland, the Netherlands, Spain, and the U.K. In addition, the Society of Lloyd’s has organized a new insurance company in Brussels, Belgium, in order to maintain access to E.U. business for Lloyd’s syndicates. We expect that the new Lloyd’s Brussels insurance company will supplement, or serve as an alternative to, MISE for access to E.U. markets.

Without a Brexit agreement, U.K. based insurers may be prohibited from administering policies for, or paying claims to, EEA policyholders post Brexit. In order to provide certainty for its EEA policyholders, MIICL transferred its legacy EEA exposures, claims and policies to MISE. This transfer was approved by the U.K. High Court and became effective on March 29, 2019. Lloyd’s also has commenced its transfer of legacy EEA exposures. However, there is no assurance the approval will be granted or on what terms and conditions. The European Insurance and Occupational Pensions Authority has issued its recommendation to E.U. member states that they adopt legislation to permit the orderly run-off of legacy EEA exposures, claims and policies by U.K. insurers. However, no E.U. member state is obligated to do so, and the terms of any such legislation may vary significantly among the E.U. member states.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign currency exchange rate risk associated with our international operations. Some businesses within our Markel Ventures operations are exposed to commodity price risk resulting from changes in the price of raw materials, parts and other components necessary to manufacture products, however, this risk is not material to the Company. The operating results of these businesses could be adversely impacted should they be unable to obtain price increases from customers in response to significant increases in raw materials, parts and other component prices.

During the three months ended March 31, 2019, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2018.

The estimated fair value of our investment portfolio at March 31, 2019 was $20.1 billion, 68% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 32% of which was invested in equity securities. At December 31, 2018, the estimated fair value of our investment portfolio was $19.2 billion, 70% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 30% of which was invested in equity securities.

Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2019, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the three months ended March 31, 2019, there were no material changes in our foreign government fixed maturity holdings.

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

During the first quarter of 2019, we implemented new internal controls and system functionality to comply with the accounting and disclosure requirements of ASU No. 2016-02, Leases (Topic 842) and several other ASUs that were issued as amendments to ASU No. 2016-02 in our consolidated financial statements and to adequately identify and evaluate new leases in accordance with the standards.

There were no other changes in our internal control over financial reporting during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Risk Factors" and "Safe Harbor and Cautionary Statement" in our 2018 Annual Report on Form 10-K or are included in the items listed below:

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

•	the impacts that health epidemics and pandemics may have on our business operations and claims activity;

•	the impact on our businesses in the event of a repeal, in part or in whole, or modification of U.S. health care reform legislation and regulations;

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

•	our ability to obtain additional capital for our operations on terms favorable to us;

•	our compliance, or failure to comply, with covenants and other requirements under our revolving credit facility, senior debt and other indebtedness;

•	our ability to maintain or raise third party capital for existing or new investment vehicles and risks related to our management of third party capital;

•	the effectiveness of our procedures for compliance with existing and future guidelines, policies and legal and regulatory standards, rules, laws and regulations;

•
the impact of economic and trade sanctions and embargo programs on our businesses, including instances in which the requirements and limitations applicable to the global operations of U.S. companies and their affiliates are more restrictive than, or conflict with, those applicable to non-U.S. companies and their affiliates;

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

Our premium volume, underwriting and investment results and results from our other operations have been and will continue to be potentially materially affected by these factors. In addition, with respect to previously announced developments at MCIM:

•
the inquiries by the U.S. Department of Justice, U.S. Securities and Exchange Commission and Bermuda Monetary Authority into loss reserves recorded in late 2017 and early 2018 at Markel CATCo Re (the Markel CATCo Inquiries) may have an adverse impact on the operations of MCIM and may result in adverse findings, reputational damage, the imposition of sanctions, increased costs, litigation and other negative consequences;

•	management time and resources may be diverted to address the Markel CATCo Inquiries, as well as related litigation;

•
the departure of two former MCIM executives, the lawsuits brought by these two former MCIM executives and the ongoing leadership transition at MCIM, may materially and adversely impact MCIM’s business, operations, results of operations and prospects; and

•
the Markel CATCo Inquiries and the departure of two former MCIM executives, as well as the results of the special redemption opportunity that was offered to investors in the Markel CATCo Funds, will continue to adversely impact MCIM’s ability to maintain or raise capital.

By making forward-looking statements, we do not intend to become obligated to publicly update or revise any such statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Markel CATCo Inquiries

We previously reported that the U.S. Department of Justice, U.S. Securities and Exchange Commission and Bermuda Monetary Authority (together, the Governmental Authorities) are conducting inquiries into loss reserves recorded in late 2017 and early 2018 at our Markel CATCo operations. Those reserves are held at Markel CATCo Re, an unconsolidated subsidiary of MCIM. The Markel CATCo Inquiries are limited to MCIM and its subsidiaries and do not involve other Markel subsidiaries.

We retained outside counsel to conduct an internal review of Markel CATCo’s loss reserving in late 2017 and early 2018. The internal review was completed in April 2019 and found no evidence that Markel CATCo personnel acted in bad faith in exercising business judgment in the setting of reserves and making related disclosures during late 2017 and early 2018. Our outside counsel has met with the Governmental Authorities and reported the findings from the internal review.

The Markel CATCo Inquiries are ongoing and we continue to fully cooperate with the Governmental Authorities. At this time, we are unable to predict the duration, scope or result of the Markel CATCo Inquiries.

Markel Securities Litigation

Between January 11, 2019 and March 7, 2019, several related putative class actions were filed in the U.S. District Court for the Southern District of New York against Markel Corporation and certain present or former officers and directors alleging violations of the federal securities laws relating to the matters that are the subject of the Markel CATCo Inquiries. Plaintiffs seek to represent a class of persons or entities that purchased Markel securities between July 26, 2017 and December 6, 2018. The actions have been consolidated. We believe that the claims are without merit.

Anthony Belisle v. Markel CATCo Investment Management Ltd and Markel Corp. (U.S. District Court for the District of New Hampshire)

On February 21, 2019, Anthony Belisle filed a lawsuit against MCIM and Markel Corporation, which suit was amended on March 29, 2019. As amended, the complaint alleges claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts. It seeks relief of, among other things, $66.0 million in incentive compensation, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. We believe that the claims are without merit.

Alissa Fredricks v. Markel CATCo Investment Management Ltd. and Markel Corp. (U.S. District Court for the District of Massachusetts)

On February 21, 2019, Alissa Fredricks filed a lawsuit against MCIM and Markel Corporation, which suit was amended on March 28, 2019. As amended, the complaint alleges claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts. It seeks relief of, among other things, $7.5 million in incentive compensation, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. We believe that the claims are without merit.

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

Prior to the December 31, 2017 CVR maturity date, the CVR holder representative, Thomas Yeransian, had disputed our prior estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that we are in default under the CVR agreement. The holder representative seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($14.9 million through March 31, 2019) and default interest (up to an additional $12.5 million through March 31, 2019, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.

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

On November 13, 2018, Yeransian filed a second suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), which also alleges that the Company is in default under the CVR agreement. The second suit seeks the same damages and relief as the original suit. We filed a motion to stay this suit until the arbitration for the original suit has concluded and the CVR holders have received the remainder of the final amount due under the CVR Agreement.

We believe the holder representative’s suits to be without merit. We further believe that any material loss resulting from the holder representative’s suits to be remote. We do not believe the contractual contingent consideration payments related to the CVRs will have a material impact on the Company’s liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended March 31, 2019.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2019 through January 31, 2019	13,333	$1,032.60	13,333	$264,842
February 1, 2019 through February 28, 2019	11,020	$1,026.43	11,020	$253,531
March 1, 2019 through March 31, 2019	11,600	$990.13	11,600	$242,045
Total	35,953	$1,017.01	35,953	$242,045

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

10.1
Credit Agreement, dated as of April 10, 2019, among Markel Corporation, Markel Bermuda Limited, Markel Global Reinsurance Company, Alterra Finance LLC, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference from Exhibit 10.1 in the Registrant’s report on Form 8-K filed with the Commission April 12, 2019)

10.2
Amendment, dated February 21, 2019, to Amended and Restated Employment Agreement, dated December 31, 2018, between Markel Corporation and Alan I. Kirshner (incorporated by reference from Exhibit 10.1 in the Registrant’s report on Form 8-K filed with the Commission February 22, 2019)*

10.3
Amended and Restated Form of Executive Employment Agreement with Bradley J. Kiscaden and Linda V. Schreiner (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission August 21, 2018)*

10.4
Amendment to Markel Corporation Voluntary Deferral Plan (incorporated by reference from Exhibit 10.20 in the Registrant’s report on Form 10-K filed with the Commission for the year ended December 31, 2018)**

10.5	Form of Time Based (Cliff Vesting) Restricted Stock Unit Award Agreement for Executive Officers (revised 2019) for the 2016 Equity Incentive Compensation Plan* **

10.6	Form of Performance-Based (Cliff Vesting) Restricted Stock Unit Award Agreement for Executive Officers (revised 2019) for the 2016 Equity Incentive Compensation Plan* **

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Co-Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Co-Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.3	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on April 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

* Indicates management contract or compensatory plan or arrangement

**	Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April 2019.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)