Form 10-Q
period 2019-06-30
MARKEL CORP
filed 2019-07-30
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019
or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-15811
_________________________________________
MARKEL CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________

Virginia	54-1959284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148
(Address of principal executive offices) (Zip Code)
(804) 747-0136
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, no par value	MKL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 23, 2019: 13,822,820

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturities, available-for-sale (amortized cost of $9,751,683 in 2019 and $9,950,773 in 2018)	$10,258,640	$10,043,188
Equity securities (cost of $3,115,609 in 2019 and $2,971,856 in 2018)	6,875,933	5,720,945
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,383,572	1,077,696
Total Investments	18,518,145	16,841,829
Cash and cash equivalents	2,220,793	2,014,168
Restricted cash and cash equivalents	420,673	382,264
Receivables	2,191,947	1,692,526
Reinsurance recoverables	5,372,769	5,221,947
Deferred policy acquisition costs	554,233	474,513
Prepaid reinsurance premiums	1,459,272	1,331,022
Goodwill	2,189,367	2,237,975
Intangible assets	1,695,588	1,726,196
Other assets	1,798,797	1,383,823
Total Assets	$36,421,584	$33,306,263
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$14,335,783	$14,276,479
Life and annuity benefits	1,032,715	1,001,453
Unearned premiums	4,116,051	3,611,028
Payables to insurance and reinsurance companies	485,570	337,326
Senior long-term debt and other debt (estimated fair value of $3,845,000 in 2019 and $3,030,000 in 2018)	3,625,744	3,009,577
Other liabilities	2,261,343	1,796,036
Total Liabilities	25,857,206	24,031,899
Redeemable noncontrolling interests	151,297	174,062
Commitments and contingencies
Shareholders' equity:
Common stock	3,400,964	3,392,993
Retained earnings	6,808,201	5,782,310
Accumulated other comprehensive income (loss)	187,200	(94,650)
Total Shareholders' Equity	10,396,365	9,080,653
Noncontrolling interests	16,716	19,649
Total Equity	10,413,081	9,100,302
Total Liabilities and Equity	$36,421,584	$33,306,263
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,199,461	$1,148,184	$2,403,438	$2,299,205
Net investment income	111,831	105,387	226,013	213,403
Net investment gains (losses):
Net realized investment gains (losses)	(67)	(7,642)	614	(8,588)
Change in fair value of equity securities	425,720	112,891	1,037,230	(9,161)
Net investment gains (losses)	425,653	105,249	1,037,844	(17,749)
Products revenues	501,676	472,323	850,470	766,459
Services and other revenues	200,495	155,870	393,839	301,166
Total Operating Revenues	2,439,116	1,987,013	4,911,604	3,562,484
OPERATING EXPENSES
Losses and loss adjustment expenses	678,120	599,178	1,365,866	1,214,296
Underwriting, acquisition and insurance expenses	462,316	451,570	917,528	875,960
Products expenses	425,138	450,585	744,564	720,282
Services and other expenses	170,796	129,854	345,402	262,287
Amortization of intangible assets	36,300	29,641	76,968	58,464
Impairment of goodwill and intangible assets	—	14,904	—	14,904
Total Operating Expenses	1,772,670	1,675,732	3,450,328	3,146,193
Operating Income	666,446	311,281	1,461,276	416,291
Interest expense	41,267	36,702	81,557	76,761
Net foreign exchange gains	(25,015)	(86,158)	(3,151)	(64,044)
Income Before Income Taxes	650,194	360,737	1,382,870	403,574
Income tax expense	143,711	81,150	298,874	189,581
Net Income	506,483	279,587	1,083,996	213,993
Net income attributable to noncontrolling interests	9,185	1,356	10,271	68
Net Income to Shareholders	$497,298	$278,231	$1,073,725	$213,925

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$128,467	$(98,145)	$280,798	$(215,067)
Reclassification adjustments for net gains (losses) included in net income	803	(5,891)	557	(5,077)
Change in net unrealized gains on available-for-sale investments, net of taxes	129,270	(104,036)	281,355	(220,144)
Change in foreign currency translation adjustments, net of taxes	(3,749)	(10,450)	(1,372)	(5,497)
Change in net actuarial pension loss, net of taxes	515	568	1,876	1,232
Total Other Comprehensive Income (Loss)	126,036	(113,918)	281,859	(224,409)
Comprehensive Income (Loss)	632,519	165,669	1,365,855	(10,416)
Comprehensive income attributable to noncontrolling interests	9,189	1,333	10,280	87
Comprehensive Income (Loss) to Shareholders	$623,330	$164,336	$1,355,575	$(10,503)

NET INCOME PER SHARE
Basic	$36.10	$20.01	$78.91	$15.75
Diluted	$36.07	$19.97	$78.85	$15.72

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

Quarter Ended June 30, 2019	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
March 31, 2019	13,856	$3,395,940	$6,338,874	$61,168	$9,795,982	$22,364	$9,818,346	$148,002
Net income			497,298	—	497,298	647	497,945	8,538
Other comprehensive income			—	126,032	126,032	—	126,032	4
Comprehensive Income					623,330	647	623,977	8,542
Issuance of common stock	1	—	—	—	—	—	—	—
Repurchase of common stock	(31)	—	(31,617)	—	(31,617)	—	(31,617)	—
Restricted stock units expensed	—	5,024	—	—	5,024	—	5,024	—
Adjustment to Nephila purchase price allocation	—	—	—	—	—	(8,250)	(8,250)	51
Adjustment of redeemable noncontrolling interests	—	—	3,324	—	3,324	—	3,324	(3,324)
Other	—	—	322	—	322	1,955	2,277	(1,974)
June 30, 2019	13,826	$3,400,964	$6,808,201	$187,200	$10,396,365	$16,716	$10,413,081	$151,297

Six Months Ended June 30, 2019	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
December 31, 2018	13,888	$3,392,993	$5,782,310	$(94,650)	$9,080,653	$19,649	$9,100,302	$174,062
Net income			1,073,725	—	1,073,725	1,405	1,075,130	8,866
Other comprehensive income			—	281,850	281,850	—	281,850	9
Comprehensive Income					1,355,575	1,405	1,356,980	8,875
Issuance of common stock	6	—	—	—	—	—	—	—
Repurchase of common stock	(68)	—	(69,266)	—	(69,266)	—	(69,266)	—
Restricted stock units expensed	—	11,872	—	—	11,872	—	11,872	—
Adjustment to Nephila purchase price allocation	—	—	—	—	—	(8,250)	(8,250)	51
Adjustment of redeemable noncontrolling interests	—	—	21,685	—	21,685	—	21,685	(21,685)
Purchase of noncontrolling interest	—	(3,736)	—	—	(3,736)	—	(3,736)	(5,025)
Other	—	(165)	(253)	—	(418)	3,912	3,494	(4,981)
June 30, 2019	13,826	$3,400,964	$6,808,201	$187,200	$10,396,365	$16,716	$10,413,081	$151,297

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (continued)
(Unaudited)

Quarter Ended June 30, 2018	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
March 31, 2018	13,895	$3,383,668	$5,927,739	$12,804	$9,324,211	$(3,061)	$9,321,150	$155,720
Cumulative effect of adoption of ASU No. 2016-01, net of taxes			(10,531)	10,531	—	—	—	—
Net income (loss)			278,231	—	278,231	(417)	277,814	1,773
Other comprehensive loss			—	(113,895)	(113,895)	—	(113,895)	(23)
Comprehensive Income (Loss)					164,336	(417)	163,919	1,750
Issuance of common stock	2	—	—	—	—	—	—	—
Repurchase of common stock	(11)	—	(11,968)	—	(11,968)	—	(11,968)	—
Restricted stock units expensed	—	5,017	—	—	5,017	—	5,017	—
Adjustment of redeemable noncontrolling interests	—	—	363	—	363	—	363	(363)
Purchase of noncontrolling interest	—	(195)	—	—	(195)	—	(195)	—
Other	—	(1,369)	465	—	(904)	32	(872)	(1,109)
June 30, 2018	13,886	$3,387,121	$6,184,299	$(90,560)	$9,480,860	$(3,446)	$9,477,414	$155,998

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (continued)
(Unaudited)

Six Months Ended June 30, 2018	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
December 31, 2017	13,904	$3,381,834	$3,776,743	$2,345,571	$9,504,148	$(2,567)	$9,501,581	$166,269
Cumulative effect of adoption of ASU No. 2014-09, net of taxes			325	—	325	—	325	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes			2,613,242	(2,613,242)	—	—	—	—
Cumulative effect of adoption of ASU No. 2018-02			(401,539)	401,539	—	—	—	—
January 1, 2018	13,904	3,381,834	5,988,771	133,868	9,504,473	(2,567)	9,501,906	166,269
Net income (loss)			213,925	—	213,925	(910)	213,015	978
Other comprehensive income (loss)			—	(224,428)	(224,428)	—	(224,428)	19
Comprehensive Income (Loss)					(10,503)	(910)	(11,413)	997
Issuance of common stock	4	2	—	—	2	—	2	—
Repurchase of common stock	(22)	—	(24,257)	—	(24,257)	—	(24,257)	—
Restricted stock units expensed	—	12,229	—	—	12,229	—	12,229	—
Adjustment of redeemable noncontrolling interests	—	—	5,414	—	5,414	—	5,414	(5,414)
Purchase of noncontrolling interest	—	(5,586)	—	—	(5,586)	—	(5,586)	(39)
Other	—	(1,358)	446	—	(912)	31	(881)	(5,815)
June 30, 2018	13,886	$3,387,121	$6,184,299	$(90,560)	$9,480,860	$(3,446)	$9,477,414	$155,998

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,083,996	$213,993
Adjustments to reconcile net income to net cash provided by operating activities	(834,838)	93,541
Net Cash Provided By Operating Activities	249,158	307,534
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	232,376	234,442
Proceeds from maturities, calls and prepayments of fixed maturities	306,095	374,719
Cost of fixed maturities and equity securities purchased	(487,671)	(1,185,375)
Net change in short-term investments	(293,832)	220,428
Cost of equity method investments	(215,442)	(2,645)
Additions to property and equipment	(49,232)	(52,388)
Proceeds from disposals of fixed assets	13,781	291
Acquisitions, net of cash acquired	(25,230)	(7,804)
Other	(2,491)	(27,307)
Net Cash Used By Investing Activities	(521,646)	(445,639)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	734,729	109,113
Repayment of senior long-term debt and other debt	(113,719)	(180,158)
Repurchases of common stock	(69,266)	(24,257)
Payment of contingent consideration	(14,113)	(727)
Purchase of noncontrolling interests	(9,754)	(7,058)
Distributions to noncontrolling interests	(4,901)	(5,815)
Other	(2,820)	(2,561)
Net Cash Provided (Used) By Financing Activities	520,156	(111,463)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(2,634)	(6,882)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	245,034	(256,450)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,396,432	2,500,846
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$2,641,466	$2,244,396

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

a)Basis of Presentation. The consolidated balance sheet as of June 30, 2019 and the related consolidated statements of income and comprehensive income (loss) and changes in equity for the quarters and six months ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2018 was derived from Markel Corporation's audited annual consolidated financial statements.

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

b)Leases. Following the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), effective January 1, 2019, the present value of future lease payments for the Company’s leases with terms greater than 12 months are included in the consolidated balance sheet as lease liabilities and right-of-use lease assets.

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

The lease liability, which represents the Company’s obligation to make lease payments arising from the lease, is calculated based on the present value of expected lease payments over the remaining lease term, discounted using the Company’s collateralized incremental borrowing rate at the commencement date. The lease liability is then adjusted for any prepaid rent, lease incentives received or capitalized initial direct costs to determine the lease asset, which represents the Company's right to use the underlying asset for the lease term. Lease liabilities and lease assets are included in other liabilities and other assets, respectively, in the consolidated balance sheet.

Total lease costs are primarily comprised of rental expense for operating leases. Rental expense is recognized on a straight line basis over the lease term and includes amortization of the right-of-use lease asset and imputed interest on the lease liability. Rental expense attributable to the Company's underwriting operations is included in underwriting, acquisition and insurance expenses and rental expense attributable to the Company's other operations is included in products expenses and services and other expenses in the consolidated statements of income and comprehensive income.

2. Recent Accounting Pronouncements

Effective January 1, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842) and several other ASUs that were issued as amendments to ASU No. 2016-02, which require lessees to record most leases in their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related rent expense within net income. The Company elected to apply the optional transition method, under which an entity initially applies the new lease standard to existing leases at the beginning of the period of adoption. The Company continues to apply the previous guidance to 2018 and prior periods. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed companies to carry forward their historical lease classification. As a result of adopting ASU No. 2016-02, the Company recorded a right-of-use lease asset and a lease liability of $243.7 million and $264.6 million, respectively as of January 1, 2019. ASU No. 2016-02 also requires expanded lease disclosures, which are included in note 12. Adoption of this standard did not have a material impact on the Company’s results of operations or cash flows.

The following ASU issued by the FASB is relevant to the Company's operations and was adopted effective January 1, 2019. This ASU did not have a material impact on the Company's financial position, results of operations or cash flows:

•	ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued several ASUs as amendments to ASU No. 2016-13. The standard replaces the current incurred loss model used to measure impairment losses with a current expected credit loss (CECL) model for financial instruments measured at amortized cost, including reinsurance recoverables and trade receivables. For available-for-sale fixed maturities, which are measured at fair value, the ASU requires entities to record impairments as an allowance, rather than a reduction of the amortized cost, as is currently required under the other-than-temporary impairment model. ASU No. 2016-13 becomes effective for the Company during the first quarter of 2020 and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The Company is currently evaluating ASU No. 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements. Application of the new CECL model will not impact the Company's investment portfolio, none of which is measured at amortized cost, but will impact certain of the Company's other financial assets, including its reinsurance recoverables and receivables. Upon adoption of this ASU, any impairment losses on the Company's available-for-sale fixed maturities will be recorded as an allowance, subject to reversal, rather than as a reduction in amortized cost.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The ASU requires an entity to expense the implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. Currently, such costs are generally expensed as incurred. ASU No. 2018-15 becomes effective for the Company during the first quarter of 2020 and may be applied on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating its information technology projects to determine the impact that adopting ASU No. 2018-15 will have on its consolidated financial statements.

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
Entities

3. Acquisitions

The Hagerty Group, LLC

In June 2019, the Company acquired a minority ownership interest in The Hagerty Group, LLC (Hagerty Group), a company that primarily operates as a managing general agent under the names Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty). Hagerty Group also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Hagerty Group is a leading automotive lifestyle brand and provider of specialty insurance to automobile enthusiasts. Total consideration for the Company’s investment was $212.5 million. Essentia Insurance Company, one of the Company’s insurance subsidiaries, is the exclusive insurance underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. The Company's investment in Hagerty Group is accounted for under the equity method and is included in other assets on the Company’s consolidated balance sheet.

Brahmin Leather Works, LLC

In October 2018, the Company acquired 90% of Brahmin Leather Works, LLC (Brahmin), a Massachusetts-based privately held creator of fashion leather handbags. Total consideration for the acquisition was $192.9 million, which included cash consideration of $172.3 million. Total consideration also includes the estimated fair value of contingent consideration the Company expects to pay based on Brahmin’s earnings as defined in the purchase agreement, for the period of 2019 through 2021.
As of December 31, 2018, the purchase price was preliminarily allocated to the acquired assets and liabilities of Brahmin based on estimated fair value at the acquisition date. During the second quarter of 2019, the Company completed the process of determining the fair value of the assets and liabilities acquired with Brahmin. The Company recognized goodwill of $63.8 million, which is primarily attributable to expected future earnings and cash flow potential of Brahmin. The majority of the goodwill recognized is deductible for income tax purposes. The Company also recognized other intangible assets of $93.3 million, which includes $57.0 million of customer relationships, $35.0 million of trade names and $1.3 million of other intangible assets, which are being amortized over a weighted average period of 16 years, 16 years and 8 years, respectively. The Company also recognized redeemable non-controlling interests of $19.6 million. Results attributable to Brahmin are included in the Company’s Markel Ventures segment.
Nephila Holdings Ltd.

In November 2018, the Company acquired all of the outstanding shares of Nephila Holdings Ltd. (Nephila), a Bermuda-based investment fund manager offering a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila generates revenue primarily through management and incentive fees. Total consideration for the acquisition was $974.4 million, all of which was cash consideration. The purchase price has been preliminarily allocated to the acquired assets and liabilities of Nephila based on estimated fair values at the acquisition date. The Company has preliminarily recognized goodwill of $434.2 million, which is primarily attributable to expected future earnings and cash flow potential of Nephila. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company also has preliminarily recognized other intangible assets of $551.0 million, which includes $468.0 million of investment management agreements, $32.0 million of broker relationships, $27.0 million of technology and $24.0 million of trade names, which are expected to be amortized over a weighted average period of 17 years, 12 years, 6 years and 14 years, respectively. The Company also has recognized noncontrolling interests of $15.1 million attributable to certain consolidated subsidiaries of Nephila that are not wholly-owned. Nephila operates as a separate business unit and its operating results are not included in a reportable segment.

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

	June 30, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$295,201	$2,894	$(422)	$297,673
U.S. government-sponsored enterprises	337,100	19,863	(104)	356,859
Obligations of states, municipalities and political subdivisions	4,140,140	222,904	(847)	4,362,197
Foreign governments	1,478,894	160,709	(7,028)	1,632,575
Commercial mortgage-backed securities	1,709,453	52,568	(3,999)	1,758,022
Residential mortgage-backed securities	877,279	34,118	(1,428)	909,969
Asset-backed securities	11,150	56	(10)	11,196
Corporate bonds	902,466	30,372	(2,689)	930,149
Total fixed maturities	9,751,683	523,484	(16,527)	10,258,640
Short-term investments	1,382,042	1,911	(381)	1,383,572
Investments, available-for-sale	$11,133,725	$525,395	$(16,908)	$11,642,212

	December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$248,286	$308	$(1,952)	$246,642
U.S. government-sponsored enterprises	357,765	5,671	(4,114)	359,322
Obligations of states, municipalities and political subdivisions	4,285,068	96,730	(28,868)	4,352,930
Foreign governments	1,482,826	98,356	(21,578)	1,559,604
Commercial mortgage-backed securities	1,691,572	3,154	(44,527)	1,650,199
Residential mortgage-backed securities	886,501	6,170	(12,499)	880,172
Asset-backed securities	19,614	7	(213)	19,408
Corporate bonds	979,141	13,234	(17,464)	974,911
Total fixed maturities	9,950,773	223,630	(131,215)	10,043,188
Short-term investments	1,080,027	443	(2,774)	1,077,696
Investments, available-for-sale	$11,030,800	$224,073	$(133,989)	$11,120,884

b)The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2019
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturities:
U.S. Treasury securities	$7,467	$(15)	$100,175	$(407)	$107,642	$(422)
U.S. government-sponsored enterprises	—	—	40,324	(104)	40,324	(104)
Obligations of states, municipalities and political subdivisions	3,250	(18)	90,245	(829)	93,495	(847)
Foreign governments	79,769	(2,956)	161,043	(4,072)	240,812	(7,028)
Commercial mortgage-backed securities	—	—	310,891	(3,999)	310,891	(3,999)
Residential mortgage-backed securities	2,423	(1)	103,658	(1,427)	106,081	(1,428)
Asset-backed securities	—	—	4,052	(10)	4,052	(10)
Corporate bonds	45,258	(1,295)	161,727	(1,394)	206,985	(2,689)
Total fixed maturities	138,167	(4,285)	972,115	(12,242)	1,110,282	(16,527)
Short-term investments	17,045	(316)	1,777	(65)	18,822	(381)
Total	$155,212	$(4,601)	$973,892	$(12,307)	$1,129,104	$(16,908)

At June 30, 2019, the Company held 304 available-for-sale securities with a total estimated fair value of $1.1 billion and gross unrealized losses of $16.9 million. Of these 304 securities, 267 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $973.9 million and gross unrealized losses of $12.3 million. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

c)The amortized cost and estimated fair value of fixed maturities at June 30, 2019 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$457,283	$454,221
Due after one year through five years	1,348,961	1,380,636
Due after five years through ten years	2,078,025	2,188,372
Due after ten years	3,269,532	3,556,224
	7,153,801	7,579,453
Commercial mortgage-backed securities	1,709,453	1,758,022
Residential mortgage-backed securities	877,279	909,969
Asset-backed securities	11,150	11,196
Total fixed maturities	$9,751,683	$10,258,640

d)The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Interest:
Municipal bonds (tax-exempt)	$17,885	$20,287	$36,711	$41,222
Municipal bonds (taxable)	18,613	18,220	37,192	35,853
Other taxable bonds	41,242	39,548	82,023	77,017
Short-term investments, including overnight deposits	13,753	11,915	23,965	22,505
Dividends on equity securities	22,207	20,474	47,993	44,481
Income (loss) from equity method investments	1,174	(1,490)	3,070	288
Other	873	97	3,174	(13)
	115,747	109,051	234,128	221,353
Investment expenses	(3,916)	(3,664)	(8,115)	(7,950)
Net investment income	$111,831	$105,387	$226,013	$213,403

e)The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Realized gains:
Sales and maturities of fixed maturities	$1,661	$1,085	$1,804	$1,226
Sales and maturities of short-term investments	499	21	1,334	787
Other	452	789	460	867
Total realized gains	2,612	1,895	3,598	2,880
Realized losses:
Sales and maturities of fixed maturities	(630)	(1,092)	(911)	(2,044)
Sales and maturities of short-term investments	(2,049)	(7,609)	(2,073)	(6,657)
Other	—	(836)	—	(2,767)
Total realized losses	(2,679)	(9,537)	(2,984)	(11,468)
Net realized investment gains (losses)	(67)	(7,642)	614	(8,588)
Change in fair value of equity securities:
Change in fair value of equity securities sold during the period	202	9,631	26,616	13,897
Change in fair value of equity securities held at the end of the period	425,518	103,260	1,010,614	(23,058)
Change in fair value of equity securities	425,720	112,891	1,037,230	(9,161)
Net investment gains (losses)	$425,653	$105,249	$1,037,844	$(17,749)
Change in net unrealized gains on available-for-sale investments included in other comprehensive income (loss):
Fixed maturities	$197,248	$(143,593)	$414,542	$(281,093)
Short-term investments	2,506	5,499	3,861	(1,178)
Net increase (decrease)	$199,754	$(138,094)	$418,403	$(282,271)

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

Available-for-sale investments and equity securities. Available-for-sale investments and equity securities are recorded at fair value on a recurring basis. Available-for-sale investments include fixed maturities and short-term investments. Short-term investments include certificates of deposit, commercial paper, discount notes and treasury bills with original maturities of one year or less. Fair value for available-for-sale investments and equity securities are determined by the Company after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of the Company's fixed maturities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in certain insurance-linked securities funds managed by Markel CATCo Investment Management Ltd. (MCIM), a consolidated subsidiary, that are not traded on an active exchange, as further described and defined in note 14 (the Markel CATCo Funds), and are valued using unobservable inputs.

Fair value for available-for-sale investments and equity securities is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices, fixed maturities are classified as Level 2 investments. The fair value of fixed maturities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data described above. If there are no recent reported trades, the fair value of fixed maturities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Significant inputs used to determine the fair value of obligations of states, municipalities and political subdivisions, corporate bonds and obligations of foreign governments include reported trades, benchmark yields, issuer spreads, bids, offers, credit information and estimated cash flows. Significant inputs used to determine the fair value of commercial mortgage-backed securities, residential mortgage-backed securities and asset-backed securities include the type of underlying assets, benchmark yields, prepayment speeds, collateral information, tranche type and volatility, estimated cash flows, credit information, default rates, recovery rates, issuer spreads and the year of issue.

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in the Markel CATCo Funds, these investments are classified as Level 3 within the fair value hierarchy. The fair value of the securities are derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process, and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts in which the Markel CATCo Funds invest. Significant unobservable inputs used in the valuation of these investments include an adjustment to include the fair value of the equity that was issued by one of the Markel CATCo Funds in exchange for notes receivable, rather than cash, which is excluded from NAV. The determination of fair value of the securities also considers external market data, including the trading price relative to its NAV of CATCo Reinsurance Opportunities Fund Ltd. (CROF), a comparable security traded on a market operated by the London Stock Exchange and on the Bermuda Stock Exchange further described in note 14. Generally, the Company's investments in the Markel CATCo Funds are redeemable annually as of January 1st of each calendar year. However, in years with significant loss events on the underlying securitized reinsurance contracts, as was the case in 2018 and 2017, payment for the redemption of certain investments may be restricted for up to three years.

The Company's valuation policies and procedures for Level 3 investments are determined by management. Fair value measurements are analyzed quarterly to ensure the change in fair value from prior periods is reasonable relative to management's understanding of the underlying investments, recent market trends and external market data.

Senior long-term debt and other debt. Senior long-term debt and other debt is carried at amortized cost with the estimated fair value disclosed in the consolidated balance sheets. Senior long-term debt and other debt is classified as Level 2 within the fair value hierarchy due to variations in trading volumes and the lack of quoted market prices. Fair value for senior long-term debt and other debt is generally derived through recent reported trades for identical securities, making adjustments through the reporting date, if necessary, based upon available market observable data including U.S. Treasury securities and implied credit spreads. Significant inputs used to determine the fair value of senior long-term debt and other debt include reported trades, benchmark yields, issuer spreads, bids and offers.

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturities, available-for-sale:
U.S. Treasury securities	$—	$297,673	$—	$297,673
U.S. government-sponsored enterprises	—	356,859	—	356,859
Obligations of states, municipalities and political subdivisions	—	4,362,197	—	4,362,197
Foreign governments	—	1,632,575	—	1,632,575
Commercial mortgage-backed securities	—	1,758,022	—	1,758,022
Residential mortgage-backed securities	—	909,969	—	909,969
Asset-backed securities	—	11,196	—	11,196
Corporate bonds	—	930,149	—	930,149
Total fixed maturities, available-for-sale	—	10,258,640	—	10,258,640
Equity securities:
Insurance, banks and other financial institutions	2,219,767	—	37,988	2,257,755
Industrial, consumer and all other	4,618,178	—	—	4,618,178
Total equity securities	6,837,945	—	37,988	6,875,933
Short-term investments, available-for-sale	1,279,382	104,190	—	1,383,572
Total investments	$8,117,327	$10,362,830	$37,988	$18,518,145

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturities, available-for-sale:
U.S. Treasury securities	$—	$246,642	$—	$246,642
U.S. government-sponsored enterprises	—	359,322	—	359,322
Obligations of states, municipalities and political subdivisions	—	4,352,930	—	4,352,930
Foreign governments	—	1,559,604	—	1,559,604
Commercial mortgage-backed securities	—	1,650,199	—	1,650,199
Residential mortgage-backed securities	—	880,172	—	880,172
Asset-backed securities	—	19,408	—	19,408
Corporate bonds	—	974,911	—	974,911
Total fixed maturities, available-for-sale	—	10,043,188	—	10,043,188
Equity securities:
Insurance, banks and other financial institutions	1,876,811	—	53,728	1,930,539
Industrial, consumer and all other	3,790,406	—	—	3,790,406
Total equity securities	5,667,217	—	53,728	5,720,945
Short-term investments, available-for-sale	981,616	96,080	—	1,077,696
Total investments	$6,648,833	$10,139,268	$53,728	$16,841,829

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Equity securities, beginning of period	$44,812	$151,398	$53,728	$168,809
Purchases	500	—	500	28,900
Sales	—	(6,401)	(6,869)	(34,653)
Net investment losses on Level 3 investments	(7,324)	(25,322)	(9,371)	(43,381)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Equity securities, end of period	$37,988	$119,675	$37,988	$119,675

Net investment losses related to the Company's investments in the Markel CATCo Funds primarily resulted from decreases in the NAV of these funds in the quarters and six months ended June 30, 2019 and 2018.
The Company also holds an investment in CROF which is a Level 1 investment included in equity securities in the Company's consolidated balance sheets. CROF is managed by MCIM and invests substantially all of its assets in one of the unconsolidated Markel CATCo Funds. Net investment losses for the quarters ended June 30, 2019 and June 30, 2018, included a loss of $1.6 million and $2.6 million, respectively, related to the Company's investment in CROF. Net investment losses for the six months ended June 30, 2019 and June 30, 2018 included a loss of $2.1 million and $8.5 million, respectively, attributable to the Company's investment in CROF. At June 30, 2019 and December 31, 2018, the fair value of the Company's investment in CROF was $2.4 million and $4.5 million, respectively.

There were no transfers into or out of Level 1 and Level 2 during the quarters and six months ended June 30, 2019 and 2018.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2019 and 2018.

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

The following tables summarize the Company's segment disclosures.

	Quarter Ended June 30, 2019
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$1,368,348	$223,381	$—	$—	$655,418		$2,247,147
Net written premiums	1,126,170	178,802	—	—	666		1,305,638

Earned premiums	991,269	207,728	—	—	464		1,199,461
Losses and loss adjustment expenses:
Current accident year	(657,372)	(139,340)	—	—	—		(796,712)
Prior accident years	101,721	18,190	—	—	(1,319)		118,592
Amortization of policy acquisition costs	(208,609)	(54,456)	—	—	—		(263,065)
Other operating expenses	(179,432)	(23,306)	—	—	3,487		(199,251)
Underwriting profit	47,577	8,816	—	—	2,632		59,025
Net investment income	—	—	111,633	198	—		111,831
Net investment gains	—	—	425,653	—	—		425,653
Products revenues	—	—	—	501,676	—		501,676
Services and other revenues	—	—	—	115,311	85,184		200,495
Products expenses	—	—	—	(425,138)	—		(425,138)
Services and other expenses	—	—	—	(99,860)	(70,936)		(170,796)
Amortization of intangible assets (3)	—	—	—	(10,510)	(25,790)		(36,300)
Segment profit (loss)	$47,577	$8,816	$537,286	$81,677	$(8,910)		$666,446
Interest expense							(41,267)
Net foreign exchange gains							25,015
Income before income taxes							$650,194
U.S. GAAP combined ratio (4)	95%	96%			NM	(5)	95%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $13.5 million for the quarter ended June 30, 2019.

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

(5)	NM - Ratio is not meaningful

	Quarter Ended June 30, 2018
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$1,233,828	$208,805	$—	$—	$554,800		$1,997,433
Net written premiums	1,001,126	178,729	—	—	751		1,180,606

Earned premiums	918,194	229,613	—	—	377		1,148,184
Losses and loss adjustment expenses:
Current accident year	(610,634)	(145,992)	—	—	(48)		(756,674)
Prior accident years	139,485	18,525	—	—	(514)		157,496
Amortization of policy acquisition costs	(191,843)	(57,407)	—	—	—		(249,250)
Other operating expenses	(180,928)	(21,178)	—	—	(214)		(202,320)
Underwriting profit (loss)	74,274	23,561	—	—	(399)		97,436
Net investment income	—	—	105,195	192	—		105,387
Net investment gains	—	—	105,249	—	—		105,249
Products revenues	—	—	—	472,323	—		472,323
Services and other revenues	—	—	—	106,433	49,437		155,870
Products expenses	—	—	—	(450,585)	—		(450,585)
Services and other expenses	—	—	—	(90,344)	(39,510)		(129,854)
Amortization of intangible assets (3)	—	—	—	(10,096)	(19,545)		(29,641)
Impairment of goodwill and intangible assets	—	—	—	(14,904)	—		(14,904)
Segment profit (loss)	$74,274	$23,561	$210,444	$13,019	$(10,017)		$311,281
Interest expense							(36,702)
Net foreign exchange gains							86,158
Income before income taxes							$360,737
U.S. GAAP combined ratio (4)	92%	90%			NM	(5)	92%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $12.8 million for the quarter ended June 30, 2018.

(2)
Other represents the total loss attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that are not allocated to a reportable segment.

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

(5)	NM - Ratio is not meaningful

	Six Months Ended June 30, 2019
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$2,561,196	$736,758	$—	$—	$1,204,235		$4,502,189
Net written premiums	2,124,528	657,769	—	—	434		2,782,731

Earned premiums	1,964,996	438,238	—	—	204		2,403,438
Losses and loss adjustment expenses:
Current accident year	(1,275,870)	(278,812)	—	—	—		(1,554,682)
Prior accident years	174,295	6,895	—	—	7,626		188,816
Amortization of policy acquisition costs	(408,608)	(116,284)	—	—	—		(524,892)
Other operating expenses	(355,153)	(37,865)	—	—	382		(392,636)
Underwriting profit	99,660	12,172	—	—	8,212		120,044
Net investment income	—	—	225,563	450	—		226,013
Net investment gains	—	—	1,037,844	—	—		1,037,844
Products revenues	—	—	—	850,470	—		850,470
Services and other revenues	—	—	—	221,280	172,559		393,839
Products expenses	—	—	—	(744,564)	—		(744,564)
Services and other expenses	—	—	—	(194,730)	(150,672)		(345,402)
Amortization of intangible assets (3)	—	—	—	(21,317)	(55,651)		(76,968)
Segment profit (loss)	$99,660	$12,172	$1,263,407	$111,589	$(25,552)		$1,461,276
Interest expense							(81,557)
Net foreign exchange gains							3,151
Income before income taxes							$1,382,870
U.S. GAAP combined ratio (4)	95%	97%			NM	(5)	95%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $27.5 million for the six months ended June 30, 2019.

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

(5)	NM - Ratio is not meaningful

	Six Months Ended June 30, 2018
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$2,327,190	$701,138	$—	$—	$1,015,989		$4,044,317
Net written premiums	1,914,105	599,787	—	—	1,516		2,515,408

Earned premiums	1,821,045	477,577	—	—	583		2,299,205
Losses and loss adjustment expenses:
Current accident year	(1,180,661)	(299,173)	—	—	(48)		(1,479,882)
Prior accident years	258,658	5,454	—	—	1,474		265,586
Amortization of policy acquisition costs	(371,328)	(119,827)	—	—	—		(491,155)
Other operating expenses	(350,899)	(33,308)	—	—	(598)		(384,805)
Underwriting profit	176,815	30,723	—	—	1,411		208,949
Net investment income	—	—	213,089	314	—		213,403
Net investment losses	—	—	(17,749)	—	—		(17,749)
Products revenues	—	—	—	766,459	—		766,459
Services and other revenues	—	—	—	204,354	96,812		301,166
Products expenses	—	—	—	(720,282)	—		(720,282)
Services and other expenses	—	—	—	(178,952)	(83,335)		(262,287)
Amortization of intangible assets (3)	—	—	—	(20,193)	(38,271)		(58,464)
Impairment of goodwill and intangible assets	—	—	—	(14,904)	—		(14,904)
Segment profit (loss)	$176,815	$30,723	$195,340	$36,796	$(23,383)		$416,291
Interest expense							(76,761)
Net foreign exchange gains							64,044
Income before income taxes							$403,574
U.S. GAAP combined ratio (4)	90%	94%			NM	(5)	91%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $25.5 million for the six months ended June 30, 2018.

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

(5)	NM - Ratio is not meaningful

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2019	December 31, 2018
Segment assets:
Investing	$21,214,083	$19,100,790
Underwriting	7,186,643	6,451,984
Markel Ventures	2,308,908	2,124,506
Total segment assets	30,709,634	27,677,280
Other operations	5,711,950	5,628,983
Total assets	$36,421,584	$33,306,263

7. Products, Services and Other Revenues

The amount of revenues from contracts with customers was $645.1 million and $581.4 million for the quarters ended June 30, 2019 and 2018, respectively, and $1.1 billion and $978.6 million for the six months ended June 30, 2019 and 2018, respectively.

The following table disaggregates revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income and comprehensive income (loss).

	Quarter Ended June 30,
	2019			2018
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$486,209	$—	$486,209	$461,007	$—	$461,007
Services	101,908	26,881	128,789	94,035	8,972	103,007
Investment management	—	30,096	30,096	—	17,418	17,418
Total revenues from contracts with customers	588,117	56,977	645,094	555,042	26,390	581,432
Program services and other fronting arrangements	—	27,861	27,861	—	22,635	22,635
Other	28,870	346	29,216	23,714	412	24,126
Total	$616,987	$85,184	$702,171	$578,756	$49,437	$628,193

	Six Months Ended June 30,
	2019			2018
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$819,703	$—	$819,703	$744,480	$—	$744,480
Services	194,555	46,626	241,181	181,477	17,896	199,373
Investment management	—	70,988	70,988	—	34,707	34,707
Total revenues from contracts with customers	1,014,258	117,614	1,131,872	925,957	52,603	978,560
Program services and other fronting arrangements	—	54,178	54,178	—	43,332	43,332
Other	57,492	767	58,259	44,856	877	45,733
Total	$1,071,750	$172,559	$1,244,309	$970,813	$96,812	$1,067,625

The following table presents receivables and customer deposits related to contracts with customers.

(dollars in thousands)	June 30, 2019	December 31, 2018
Receivables	$375,038	$247,532
Customer deposits	$70,785	$48,238

8. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Net reserves for losses and loss adjustment expenses, beginning of year	$9,214,443	$8,964,945
Foreign currency movements	(2,866)	(20,554)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	9,211,577	8,944,391
Incurred losses and loss adjustment expenses:
Current accident year	1,554,682	1,479,882
Prior accident years	(188,949)	(265,613)
Total incurred losses and loss adjustment expenses	1,365,733	1,214,269
Payments:
Current accident year	206,461	195,873
Prior accident years	1,173,743	1,073,004
Total payments	1,380,204	1,268,877
Effect of foreign currency rate changes	760	(101)
Net reserves for losses and loss adjustment expenses, end of period	9,197,866	8,889,682
Reinsurance recoverables on unpaid losses	5,137,917	4,739,259
Gross reserves for losses and loss adjustment expenses, end of period	$14,335,783	$13,628,941

For the six months ended June 30, 2019, incurred losses and loss adjustment expenses included $188.9 million of favorable development on prior years' loss reserves, which included $168.1 million of favorable development on the Company's general liability, workers' compensation and personal lines product lines within the Insurance segment, and aviation, whole account and auto product lines within the Reinsurance segment.

For the six months ended June 30, 2018, incurred losses and loss adjustment expenses included $265.6 million of favorable development on prior years' loss reserves, which included $211.9 million of favorable development on the Company's general liability, professional liability, workers' compensation and marine and energy product lines within the Insurance segment and surety and marine and energy product lines within the Reinsurance segment.

9. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2019				2018
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,323,128	$268,837	$(286,978)	$1,304,987	$1,182,683	$259,960	$(262,781)	$1,179,862
Earned	1,159,544	331,842	(292,374)	1,199,012	1,070,248	316,718	(239,152)	1,147,814
Program services and other:
Written	652,716	2,466	(654,531)	651	549,630	5,160	(554,046)	744
Earned	538,131	12,878	(550,560)	449	470,824	2,286	(472,740)	370
Consolidated:
Written	1,975,844	271,303	(941,509)	1,305,638	1,732,313	265,120	(816,827)	1,180,606
Earned	$1,697,675	$344,720	$(842,934)	$1,199,461	$1,541,072	$319,004	$(711,892)	$1,148,184

	Six Months Ended June 30,
	2019				2018
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,450,516	$846,934	$(515,610)	$2,781,840	$2,222,061	$806,273	$(514,338)	$2,513,996
Earned	2,291,100	619,217	(507,540)	2,402,777	2,108,183	652,208	(461,665)	2,298,726
Program services and other:
Written	1,170,417	34,322	(1,203,848)	891	1,007,454	8,529	(1,014,571)	1,412
Earned	1,053,083	29,273	(1,081,695)	661	893,749	3,738	(897,008)	479
Consolidated:
Written	3,620,933	881,256	(1,719,458)	2,782,731	3,229,515	814,802	(1,528,909)	2,515,408
Earned	$3,344,183	$648,490	$(1,589,235)	$2,403,438	$3,001,932	$655,946	$(1,358,673)	$2,299,205

Substantially all of the premiums written and earned in the Company's program services business for the quarter and six months ended June 30, 2019 and 2018 was ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 41% and 40% for the quarter and six months ended June 30, 2019, respectively, and 38% and 37% for the quarter and six months ended June 30, 2018, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 29% and 27% for the quarter and six months ended June 30, 2019, respectively, and 28% and 29% for the quarter and six months ended June 30, 2018, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services business, which totaled $338.5 million and $703.5 million for the quarter and six months ended June 30, 2019, respectively, and $373.3 million and $629.6 million for the quarter and six months ended June 30, 2018, respectively, were ceded. Incurred losses and loss adjustment expenses for the Company's underwriting operations were net of ceded incurred losses and loss adjustment expenses of $215.4 million and $349.4 million for the quarter and six months ended June 30, 2019, respectively, and $52.0 million and $223.8 million for the quarter and six months ended June 30, 2018, respectively.

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During the quarter and six months ended June 30, 2019, the Company recognized a reserve deficiency resulting from a decrease in the market yield on the investment portfolio supporting the policy benefit reserves by increasing life and annuity benefits by $36.0 million and $61.8 million, respectively, and decreasing the change in net unrealized holding gains included in other comprehensive income by a corresponding amount. As of June 30, 2019, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $61.8 million. No adjustment was required for the quarter or six months ended June 30, 2018.

11. Senior Long-Term Debt and Other Debt

In April 2019, the Company entered into a credit agreement for a new revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee on the unused portion of the facility based on the Company's leverage ratio as calculated under the credit agreement. The credit agreement includes financial covenants that require that the Company not exceed a maximum leverage ratio and maintain a minimum amount of consolidated net worth, as well as other customary covenants and events of default. Markel Corporation, along with Alterra Finance LLC, guaranteed the obligations under the facility. This facility replaced the Company's previous $300 million revolving credit facility and is scheduled to expire in April 2024. There were no borrowings outstanding on either credit facility as of June 30, 2019 or December 31, 2018.

In May 2019, the Company issued $600 million of 5.0% unsecured senior notes due May 20, 2049. Net proceeds to the Company were $592.2 million, before expenses. The Company expects to use the proceeds to retire its 7.125% unsecured senior notes when they come due September 30, 2019 ($234.8 million aggregate principal outstanding at June 30, 2019) and the remainder for general corporate purposes.

12. Leases

The Company's leases primarily consist of operating leases for real estate and have remaining terms of up to 15 years.

Right-of-use lease assets and related lease liabilities included in the consolidated balance sheet for operating leases as of June 30, 2019 were $237.4 million and $261.7 million, respectively. Total lease costs for operating leases were $17.8 million and $33.3 million for the quarter and six months ended June 30, 2019, respectively. The weighted-average discount rate and weighted average remaining lease term for operating leases was 3.3% and 8.5 years, respectively, as of June 30, 2019.
The table below summarizes maturities of the Company’s operating lease liabilities as of June 30, 2019, which reconciles to total lease liabilities included in other liabilities in the Company’s consolidated balance sheet.

Years Ending December 31,	(dollars in thousands)
2019	$27,505
2020	46,088
2021	41,748
2022	35,556
2023	30,469
2024 and thereafter	122,095
Total lease payments	303,461
Less imputed interest	(41,741)
Total operating lease liabilities	$261,720

13. Income Taxes

The effective tax rate was 22% and 47% for the six months ended June 30, 2019 and 2018, respectively. In 2018, the Company decided to elect to treat its two most significant United Kingdom (U.K.) subsidiaries as domestic corporations for U.S. tax purposes. As a result, the earnings and profits of those subsidiaries are no longer considered to be indefinitely reinvested, and during the six months ended June 30, 2018, the Company recorded a one-time deferred tax charge of $102.0 million related to the book and tax basis differences attributable to those subsidiaries. This tax charge represented 25% of the 2018 effective tax rate.

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods. This method applies the Company's best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate and the related tax expense or benefit is reported in the same period as the related item. The Company's estimated annual effective tax rate, which excludes the tax attributable to the change in tax status of the two U.K. subsidiaries recorded in 2018, was 21% and 20% for the six months ended June 30, 2019 and 2018, respectively.

The Internal Revenue Service is currently examining the Company’s 2017 federal income tax return. The Company believes its income tax liabilities were adequate as of June 30, 2019, however, these liabilities could be adjusted as a result of this examination.

14. Variable Interest Entities

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

The Markel CATCo Funds and Markel CATCo Re are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Markel CATCo Funds or Markel CATCo Re, and therefore does not consolidate these entities, as the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. Investment management and incentive fees earned by the Company from unconsolidated Markel CATCo Funds were $8.5 million and $17.4 million for the quarters ended June 30, 2019 and 2018, respectively, and $18.1 million and $34.7 million for the six months ended June 30, 2019 and 2018, respectively. The Company is the sole investor in one of the Markel CATCo Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary.

The following table presents the assets and liabilities of the Markel Diversified Fund, which are included in the Company's consolidated balance sheet.

(dollars in thousands)	June 30, 2019	December 31, 2018
Assets
Equity securities: Investment in unconsolidated Markel CATCo Fund	$11,320	$27,547
Other	503	1,082
Total Assets	$11,823	$28,629

Liabilities
Note payable	$24,875	$24,875
Other	99	200
Total Liabilities	$24,974	$25,075

The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Equity securities for the Markel Diversified Fund represent an investment in one of the unconsolidated Markel CATCo Funds and represent 2% of the outstanding preference shares of that fund as of June 30, 2019 and December 31, 2018. The note payable was delivered as part of the consideration provided for the Markel Diversified Fund's investment in the unconsolidated Fund. This note payable is included in senior long-term debt and other debt in the Company's consolidated balance sheets. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company's general credit.

The Company also has an investment in another one of the Markel CATCo Funds ($26.7 million and $26.2 million as of June 30, 2019 and December 31, 2018, respectively) but does not have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, and therefore does not consolidate that fund.

The Company also holds an investment in CROF, which is not a VIE. See note 5.

The Company's exposure to risk from the unconsolidated Markel CATCo Funds and Markel CATCo Re was historically limited to its investment and any earned but uncollected fees. Beginning in 2019, the Company also entered into various reinsurance contracts on behalf of Markel CATCo Re. See note 15. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of June 30, 2019, net assets under management of MCIM for unconsolidated VIEs were $3.1 billion. See note 18.

15. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length. Details of the Company's transactions with related parties in its insurance-linked securities operations are included below.
Nephila
In November 2018, the Company expanded its insurance-linked securities operations through the acquisition of Nephila, which serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and as both a service company coverholder and agent with binding authority for Lloyd’s Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). Nephila receives management fees for its investment and insurance management services from the Nephila Funds based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds it manages. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premiums of the insurance contracts placed. Total revenues attributed to services provided to the Nephila Funds and the Nephila Reinsurers for the quarter and six months ended June 30, 2019 were $38.8 million and $82.0 million, respectively.

Within the Company’s program services business, the Company has a program with Nephila and Syndicate 2357, one of its unconsolidated affiliates, through which the Company writes insurance policies that are ceded to Syndicate 2357. Through this arrangement, Nephila utilizes certain of the Company’s licensed insurance companies to write U.S. catastrophe exposed property risk that is then ceded to Syndicate 2357. For the quarter and six months ended June 30, 2019, gross premiums written through the Company’s program with Nephila were $141.2 million and $234.2 million, respectively, all of which were ceded to Syndicate 2357. As of June 30, 2019 and December 31, 2018, reinsurance recoverables in the consolidated balance sheet included $200.9 million and $179.8 million due from Syndicate 2357, respectively.
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
Markel CATCo
During the first quarter of 2019, the Company entered into various reinsurance contracts with third parties on behalf of Markel CATCo Re, an unconsolidated subsidiary, in exchange for ceding fees. These reinsurance contracts primarily cover losses for events that may occur during 2019, however, in some instances, coverage is also provided for adverse development on 2018 and prior accident years’ loss events. Incurred losses on these contracts are fully ceded to Markel CATCo Re. The loss exposures on these contracts are fully collateralized by Markel CATCo Re up to an amount that the Company believes is unlikely to be exceeded. The Company has credit risk from Markel CATCo Re for any uncollateralized amounts. Markel CATCo Re's ability to pay losses in excess of the collateralized amounts depends on the availability of funds that are not otherwise needed to pay losses on other contracts. As of June 30, 2019, the Company's maximum exposure to loss on these contracts, representing the net uncollateralized risks, was $191.6 million. Total ceding fees attributed to these contracts were $8.8 million, of which $2.2 million and $4.4 million was earned and included in services and other revenues in the Company's consolidated statements of income and other comprehensive income (loss) for the quarter and six months ended June 30, 2019, respectively. Results attributed to these contracts are not included in a reportable segment.

Within the Company's reinsurance operations, the Company also enters into reinsurance contracts that are ceded to Markel CATCo Re. Under this program, the Company retains underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under this program exceed the prescribed limit, the Company is obligated to pay such losses to the cedents without recourse to Markel CATCo Re. Gross premiums written and ceded to Markel CATCo Re were $1.4 million and $5.4 million for the quarter and six months ended June 30, 2019, respectively, and $4.1 million and $9.6 million for the quarter and six months ended June 30, 2018, respectively.
See note 14 for details of the Company's other transactions with Markel CATCo Re and the Markel CATCo Funds.

16. Net Income per Share

Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income to shareholders	$497,298	$278,231	$1,073,725	$213,925
Adjustment of redeemable noncontrolling interests	3,324	363	21,685	5,414
Adjusted net income to shareholders	$500,622	$278,594	$1,095,410	$219,339

Basic common shares outstanding	13,866	13,925	13,881	13,929
Dilutive potential common shares from restricted stock units and restricted stock	12	25	12	24
Diluted shares outstanding	13,878	13,950	13,893	13,953
Basic net income per share	$36.10	$20.01	$78.91	$15.75
Diluted net income per share	$36.07	$19.97	$78.85	$15.72

17. Other Comprehensive Income

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

The following table presents the change in accumulated other comprehensive income (loss) by component, net of taxes and noncontrolling interests, for the six months ended June 30, 2019 and 2018.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2017	$2,477,973	$(74,003)	$(58,399)	$2,345,571
Cumulative effect of adoption of ASU No. 2016-01	(2,615,734)	2,492	—	(2,613,242)
Cumulative effect of adoption of ASU No. 2018-02	401,539	—	—	401,539
January 1, 2018	263,778	(71,511)	(58,399)	133,868
Other comprehensive income (loss) before reclassifications	(215,067)	(5,516)	1,232	(219,351)
Amounts reclassified from accumulated other comprehensive income	(5,077)	—	—	(5,077)
Total other comprehensive income (loss)	(220,144)	(5,516)	1,232	(224,428)
June 30, 2018	$43,634	$(77,027)	$(57,167)	$(90,560)

December 31, 2018	$48,060	$(86,652)	$(56,058)	$(94,650)
Other comprehensive income (loss) before reclassifications	280,798	(1,381)	1,876	281,293
Amounts reclassified from accumulated other comprehensive loss	557	—	—	557
Total other comprehensive income (loss)	281,355	(1,381)	1,876	281,850
June 30, 2019	$329,415	$(88,033)	$(54,182)	$187,200

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

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Change in net unrealized gains on available-for-sale investments:
Net holding gains (losses) arising during the period	$34,332	$(32,548)	$75,150	$(60,778)
Reclassification adjustments for net gains (losses) included in net income	214	(1,566)	148	(1,349)
Change in net unrealized gains on available-for-sale investments	34,546	(34,114)	75,298	(62,127)
Change in foreign currency translation adjustments	—	(4,288)	—	(3,522)
Change in net actuarial pension loss	137	192	499	328
Total	$34,683	$(38,210)	$75,797	$(65,321)

The following table presents the details of amounts reclassified from accumulated other comprehensive income (loss) into income, by component.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Unrealized holding gains on available-for-sale investments:
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(1,017)	7,457	(705)	6,426
Income taxes	214	(1,566)	148	(1,349)
Reclassification of unrealized holding gains (losses), net of taxes	$(803)	$5,891	$(557)	$5,077

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(652)	$(760)	$(2,375)	$(1,560)
Income taxes	137	192	499	328
Reclassification of net actuarial pension loss, net of taxes	$(515)	$(568)	$(1,876)	$(1,232)

18. Contingencies

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

On February 21, 2019, Anthony Belisle and Alissa Fredricks, two senior executives who are no longer with MCIM, each separately filed suit against MCIM and Markel Corporation, which suits were amended on March 29, 2019 and March 28, 2019, respectively (the MCIM Executive Suits).  As amended, Mr. Belisle's complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $66.0 million in incentive compensation, enhanced compensatory damages, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, MCIM, Markel Corporation, and Mr. Belisle agreed to commence binding arbitration to finally, fully and confidentially resolve the claims and counterclaims alleged in the action, and the Belisle suit was dismissed with prejudice in July 2019. The Company believes that Mr. Belisle's claims are without merit and any material loss resulting from the Belisle binding arbitration to be remote. As amended, Ms. Fredricks' complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $7.5 million in incentive compensation, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, the action filed by Ms. Fredricks was settled by mutual agreement to the satisfaction of all parties.

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

An unfavorable outcome in one or more of these matters, and others the Company cannot anticipate, could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company may take further steps to mitigate potential risks or liabilities that may arise from the Markel CATCo Inquiries and related developments and some of those steps may have a material impact on the Company’s results of operations or financial condition. Even if an unfavorable outcome does not materialize, these matters, and actions the Company may take in response, could have an adverse impact on the Company’s reputation and result in substantial expense and disruption.

In December 2018, investors in the Markel CATCo Funds were offered an additional redemption opportunity (the Special Redemption). Under the Special Redemption, investors in the Markel CATCo Funds were offered the option, through March 29, 2019, to redeem any or all shares held as of June 30, 2019. Through both the Special Redemption and the annual redemption for January 1, 2019, substantially all of the capital in the Markel CATCo Funds was tendered for redemption. In July 2019, MCIM announced it will cease accepting new investments in the Markel CATCo Funds and will not write any new business in Markel CATCo Re. Both the Markel CATCo Funds and Markel CATCo Re will be placed into run-off, returning capital to investors as it becomes available, which is expected to take approximately three years. Payment for the redemptions of shares is an obligation of the Markel CATCo Funds, not Markel Corporation or its subsidiaries.

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

Final resolution of this matter could ultimately result in additional remediation and other costs, the amount of which cannot be estimated at this time, but which could have a material impact on the Company’s income before income taxes. However, management does not expect this matter ultimately will have a material adverse effect on the Company’s results of operations or financial condition. If a determination is made that additional costs associated with this matter are considered probable, these additional costs will be recognized as an expense in the Company's results of operations. As of June 30, 2019, $26.4 million remained accrued for ongoing remediation efforts.

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

Underwriting and Investing

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

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Principal lines of business include: property, including catastrophe-exposed property, professional liability, general casualty, credit, surety, auto, and workers' compensation. Our reinsurance product offerings are underwritten principally by our Global Reinsurance division.

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

Insurance-linked Securities

Our insurance-linked securities operations are comprised of our Markel CATCo operations, and effective November 2018, the operations of Nephila Holdings Ltd.
Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM). MCIM is an insurance-linked securities investment fund manager headquartered in Bermuda focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). MCIM also serves as the investment manager to CATCo Reinsurance Opportunities Fund Ltd. (CROF), a limited liability closed-end Bermuda exempted mutual fund company listed on a market operated by the London Stock Exchange and on the Bermuda Stock Exchange. CROF invests substantially all of its assets in Markel CATCo Reinsurance Fund Ltd. Both Markel CATCo Re and the Markel CATCo Funds are unconsolidated subsidiaries of Markel Corporation. MCIM's net assets under management were $3.1 billion and $3.4 billion as of June 30, 2019 and December 31, 2018, respectively. In July 2019, MCIM announced it will cease accepting new investments in the Markel CATCo Funds and will not write any new business in Markel CATCo Re. Both the Markel CATCo Funds and Markel CATCo Re will be placed into run-off. See note 18 of the notes to consolidated financial statements for further details regarding recent developments within our Markel CATCo operations.
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
Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and as both a service company coverholder and agent with binding authority for Lloyd’s Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements. Nephila's net assets under management were $10.6 billion and $11.6 billion as of June 30, 2019 and December 31, 2018, respectively.

Program Services

Our program services business is conducted through our State National division and is separately managed from our underwriting operations. Our program services business generates fee income, in the form of ceding (program service) fees, by offering issuing carrier capacity to both specialty general agents and other producers who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk, including Syndicate 2357. Through our program services business, we write a wide variety of insurance products, principally including general liability insurance, commercial liability insurance, commercial multi-peril insurance, property insurance and workers' compensation insurance, substantially all of which is ceded to third parties. Gross written premiums in our program services business were $655.2 million and $1.2 billion for the quarter and six months ended June 30, 2019, respectively, and $554.8 million and $1.0 billion for the quarter and six months ended June 30, 2018, respectively, substantially all of which was ceded.

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

Results of Operations

The following table presents the components of net income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Insurance segment underwriting profit	$47,577	$74,274	$99,660	$176,815
Reinsurance segment underwriting profit	8,816	23,561	12,172	30,723
Net investment income (1)	111,633	105,195	225,563	213,089
Net investment gains (losses)	425,653	105,249	1,037,844	(17,749)
Markel Ventures segment profit (2)	81,677	13,019	111,589	36,796
Other operations (3)	(8,910)	(10,017)	(25,552)	(23,383)
Interest expense	(41,267)	(36,702)	(81,557)	(76,761)
Net foreign exchange gains	25,015	86,158	3,151	64,044
Income tax expense	(143,711)	(81,150)	(298,874)	(189,581)
Net income attributable to noncontrolling interests	(9,185)	(1,356)	(10,271)	(68)
Net income to shareholders	$497,298	$278,231	$1,073,725	$213,925

(1)	Net investment income attributable to Markel Ventures is included in segment profit for Markel Ventures. All other net investment income is attributable to the investing segment.

(2)
Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to any other reportable segments.

(3)
Other operations represents the total loss attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment.

The components of net income to shareholders are discussed in detail under "Underwriting Results," "Investing Results," "Markel Ventures," "Other Operations" and "Interest Expense and Income Taxes."

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Gross premium volume (1)	$1,592,616	$1,443,387	$3,298,341	$3,029,746
Net written premiums	1,305,638	1,180,606	2,782,731	2,515,408
Net retention (1)	82%	82%	84%	83%
Earned premiums	1,199,461	1,148,184	2,403,438	2,299,205
Losses and loss adjustment expenses	678,120	599,178	1,365,866	1,214,296
Underwriting, acquisition and insurance expenses	462,316	451,570	917,528	875,960
Underwriting profit	59,025	97,436	120,044	208,949

U.S. GAAP Combined Ratios
Insurance	95%	92%	95%	90%
Reinsurance	96%	90%	97%	94%
Markel Corporation (Consolidated)	95%	92%	95%	91%

(1)
Gross premium volume and net retention exclude $654.5 million and $1.2 billion for the quarter and six months ended June 30, 2019, respectively, and $554.0 million and $1.0 billion for the quarter and six months ended June 30, 2018, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.

Our consolidated combined ratio was 95% for both the quarter and six months ended June 30, 2019 compared to 92% and 91% for the same periods of 2018.

The increase in the consolidated combined ratio for both the quarter and six months ended June 30, 2019 was driven primarily by less favorable development on prior accident years' loss reserves in 2019 compared to 2018 within our Insurance segment.

Insurance Segment

The combined ratio for the Insurance segment was 95% for both the quarter and six months ended June 30, 2019 compared to 92% and 90% for the same periods of 2018.

For the quarter ended June 30, 2019, the increase in the combined ratio was driven by less favorable development on prior accident years' loss reserves, partially offset by a lower expense ratio in 2019 compared to 2018. Higher earned premiums in 2019 compared to 2018 had a favorable impact on our expense ratio and an unfavorable impact on the prior years' loss ratio.

•
The Insurance segment's combined ratio for the quarter ended June 30, 2019 included $101.7 million of favorable development on prior accident years' loss reserves compared to $139.5 million for the same period of 2018. The decrease in favorable development was primarily due to less favorable development on our workers' compensation product lines and more adverse development on our property product lines in 2019 compared to 2018. Adverse development on our property product lines in 2019 was attributable to modest development on catastrophes that occurred in 2018, as well as a higher than expected frequency of losses across various property lines. Additionally, the benefit of favorable development on the combined ratio was reduced in 2019 as a result of higher earned premiums in 2019 compared to 2018. For the quarter ended June 30, 2019, favorable development was most significant on our general liability and workers' compensation product lines, primarily on the 2015 to 2018 accident years, and professional liability product lines, primarily on the 2008 to 2014 accident years. The favorable development on prior years' loss reserves in the second quarter of 2018 was most significant on our workers' compensation, general liability, professional liability and marine and energy product lines.

•	The expense ratio for the quarter ended June 30, 2019 decreased compared to the same period of 2018, primarily due to the favorable impact of higher earned premiums.

For the six months ended June 30, 2019, the increase in the combined ratio was driven by less favorable development on prior accident years' loss reserves in 2019 compared to 2018. Higher earned premiums in 2019 compared to 2018 had a favorable impact on our expense ratio and an unfavorable impact on the prior years' loss ratio.

•
The Insurance segment's combined ratio for the six months ended June 30, 2019 included $174.3 million of favorable development on prior years' loss reserves compared to $258.7 million for the same period in 2018. The decrease in favorable development was primarily due to less favorable development on our professional liability, marine and energy and workers' compensation product lines in 2019 compared to 2018. Additionally, the benefit of favorable development on the combined ratio was reduced in 2019 as a result of higher earned premiums in 2019 compared to 2018. For the six months ended June 30, 2019, favorable development was most significant on our general liability product lines, primarily on the 2013 to 2017 accident years, workers' compensation product lines, primarily on the 2015 to 2018 accident years, and personal lines product lines, primarily on the 2016 to 2018 accident years. The favorable development on prior years' loss reserves in 2018 was most significant on our general liability, workers' compensation, professional liability and marine and energy product lines.

•	The expense ratio for the six months ended June 30, 2019 decreased compared to the same period of 2018, primarily due to the favorable impact of higher earned premiums.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 96% and 97% for the quarter and six months ended June 30, 2019, respectively, compared to 90% and 94% for the same periods of 2018.

For the quarter ended June 30, 2019, the increase in the combined ratio was driven by a higher current accident year loss ratio and a higher expense ratio in 2019 compared to 2018.

•
The current accident year loss ratio for the quarter ended June 30, 2019 increased compared to the same period in 2018 primarily due to changes in our outwards property reinsurance treaty structures. In 2019, we eliminated our proportional property reinsurance treaty and purchased additional excess of loss property and catastrophe reinsurance coverage, which resulted in a higher net attritional loss ratio. The impact of these changes was partially offset by a favorable impact from net reinstatement premiums in the second quarter of 2019, compared to an unfavorable impact in the second quarter of 2018.

•
The Reinsurance segment's combined ratio for the quarter ended June 30, 2019 included $18.2 million of favorable development on prior accident years' loss reserves compared to $18.5 million for the same period of 2018. For the quarter ended June 30, 2019, prior years' loss reserves included $4.6 million of favorable development on catastrophes, a two point benefit on the Reinsurance segment combined ratio, primarily related to catastrophe events that occurred in 2018. For the quarter ended June 30, 2018, prior years' loss reserves included $4.7 million of adverse development, or two points on the Reinsurance segment combined ratio, related to catastrophe events that occurred in 2017. The favorable impact from changes in catastrophe losses in 2019 compared to 2018 was largely offset by less favorable development on our marine and energy product lines in the second quarter of 2019 compared to 2018. For the quarter ended June 30, 2019, favorable development was most significant on our aviation product line, primarily on the 2017 and 2018 accident years, and property product lines, primarily on the 2016 to 2018 accident years. The favorable development on prior years' loss reserves in 2018 was most significant on our marine and energy product lines.

•
The expense ratio for the quarter ended June 30, 2019 increased compared to the same period of 2018 due to an unfavorable impact from higher ceded earned premiums resulting from changes in our outwards property reinsurance treaty structures, as described above, and higher compensation costs in 2019 compared to 2018.

For the six months ended June 30, 2019, the increase in the combined ratio was driven by a higher expense ratio and a higher current accident year loss ratio in 2019 compared to 2018.

•
The current accident year loss ratio for the six months ended June 30, 2019 increased compared to the same period in 2018 primarily due to changes in our outwards reinsurance treaties in 2019, as previously discussed, the effects of which were partially offset by net favorable premium adjustments in 2019 compared to net unfavorable premium adjustments in 2018.

•
The Reinsurance segment's combined ratio for the six months ended June 30, 2019 included $6.9 million of favorable development on prior accident years' loss reserves compared to $5.5 million for the same period in 2018. For the six months ended June 30, 2019, prior years' loss reserves included $11.2 million of adverse development on catastrophes, or three points on the Reinsurance segment combined ratio, primarily related to catastrophe events that occurred in 2018. For the six months ended June 30, 2018, prior years' loss reserves included $17.0 million of adverse development, or four points on the Reinsurance segment combined ratio, related to catastrophe events that occurred in 2017. For the six months ended June 30, 2019, favorable development was most significant on our aviation and whole account product lines across several accident years and on our auto product lines, primarily on the 2012 to 2015 accident years. The favorable development on prior years' loss reserves in 2018 was most significant on our marine and energy and surety product lines.

•
The expense ratio for the six months ended June 30, 2019 increased compared to the same period of 2018 due to an unfavorable impact from higher ceded earned premiums resulting from changes in our outwards property reinsurance treaty structures, as described above, and higher compensation costs in 2019 compared to 2018.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums.

Gross Premium Volume
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Insurance	$1,368,348	$1,233,828	$2,561,196	$2,327,190
Reinsurance	223,381	208,805	736,758	701,138
Other underwriting	236	10	(504)	6
Total Underwriting	1,591,965	1,442,643	3,297,450	3,028,334
Program Services and other	655,182	554,790	1,204,739	1,015,983
Total	$2,247,147	$1,997,433	$4,502,189	$4,044,317

Gross premium volume in our underwriting operations for the quarter and six months ended June 30, 2019 increased 10% and 9%, respectively, compared to the same periods of 2018. The increase in gross premium volume for the quarter and six months ended June 30, 2019 was attributable to an increase in gross premium volume within both our Insurance and Reinsurance segments. Also impacting consolidated gross premium volume were gross premiums written from our program services business and other fronting arrangements, which increased 18% and 19% for the quarter and six months ended June 30, 2019, respectively. Substantially all gross premiums from our program services business and other fronting arrangements were ceded to third parties for the quarter and six months ended June 30, 2019 and 2018.

Gross premium volume in our Insurance segment increased 11% and 10% for the quarter and six months ended June 30, 2019, respectively. The increase in gross premium volume for both the quarter and six months ended June 30, 2019 was driven by growth within our general liability, professional liability, personal lines and marine and energy product lines.

Gross premium volume in our Reinsurance segment increased 7% and 5% for the quarter and six months ended June 30, 2019, respectively. The increase in gross premium volume for the quarter ended June 30, 2019 was driven by growth within our general liability product lines, primarily due to a favorable impact from the timing of renewals and higher gross premiums on multi-year contracts, partially offset by lower gross premium volume within our professional liability product lines, primarily due to non-renewals. The increase in gross premium volume for the six months ended June 30, 2019 was driven by growth within our general liability product lines, primarily due to a favorable impact from the timing of renewals and higher gross premiums on multi-year deals, and workers' compensation product lines, primarily due to increased volume on renewals. These increases were partially offset by lower gross premium volume within our credit and surety product lines, primarily due to lower gross premiums on multi-year contracts. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Following the high level of natural catastrophes that occurred in 2017 and 2018, we have begun to see more favorable rates, particularly on our catastrophe exposed and loss affected business. We are also seeing more stabilized pricing and some improvement on many of our other product lines, the primary exception being workers' compensation, where we continue to see rate decreases given favorable experience in recent years. Overall, the market remains competitive. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Insurance	$1,126,170	$1,001,126	$2,124,528	$1,914,105
Reinsurance	178,802	178,729	657,769	599,787
Other underwriting	15	7	(457)	104
Total Underwriting	1,304,987	1,179,862	2,781,840	2,513,996
Program Services and other	651	744	891	1,412
Total	$1,305,638	$1,180,606	$2,782,731	$2,515,408

Net retention of gross premium volume for our underwriting operations for the quarter and six months ended June 30, 2019 was 82% and 84%, respectively, compared to 82% and 83% for the same periods of 2018. For the quarter ended June 30, 2019, higher net retention within the Insurance segment was offset by lower net retention within the Reinsurance segment. The increase in net retention within the Insurance segment for the quarter was driven by higher retention on our general liability and professional liability product lines, partially offset by lower retention on our personal lines product lines. The decrease in net retention within the Reinsurance segment for the quarter was primarily driven by higher reinsurance purchases on our property product lines in 2019 compared to 2018. The increase in net retention for the six months ended June 30, 2019 compared to the same period of 2018 was driven by an increase in net retention within the Insurance segment resulting from higher retention on our general liability and professional liability product lines, partially offset by lower retention on our personal lines product lines.

Earned Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Insurance	$991,269	$918,194	$1,964,996	$1,821,045
Reinsurance	207,728	229,613	438,238	477,577
Other underwriting	15	7	(457)	104
Total Underwriting	1,199,012	1,147,814	2,402,777	2,298,726
Program Services and other	449	370	661	479
Total	$1,199,461	$1,148,184	$2,403,438	$2,299,205

Earned premiums for the quarter and six months ended June 30, 2019 increased 4% and 5%, respectively, compared to the same periods of 2018. The increase in earned premiums for the quarter and six months ended June 30, 2019 was attributable to an increase in earned premiums within our Insurance segment, partially offset by a decrease in earned premiums within our Reinsurance segment. The increase in earned premiums in our Insurance segment for both the quarter and six months ended June 30, 2019 was primarily due to the increase in gross premium volume within our general liability and professional liability product lines as described above. The decrease in earned premiums in our Reinsurance segment for both the quarter and six months ended June 30, 2019 was driven by the non-renewal of two large specialty quota share treaties and higher ceded earned premiums resulting from changes in our outwards property reinsurance treaty structures, partially offset by growth within our professional liability product lines.

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

The following table summarizes our investment performance.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net investment income	$111,831	$105,387	$226,013	$213,403
Net investment gains (losses)	$425,653	$105,249	$1,037,844	$(17,749)
Change in net unrealized investment gains on available-for-sale securities	$199,754	$(138,094)	$418,403	$(282,271)
Investment yield (1)	0.7%	0.7%	1.5%	1.3%
Taxable equivalent total investment return, before foreign currency effect			9.7%	0.0%
Taxable equivalent total investment return			9.7%	(0.1)%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at cost.

The increase in net investment income for the quarter and six months ended June 30, 2019 compared to the same periods of 2018 was driven primarily by higher dividend income due to increased equity holdings and dividend rates, and higher short-term investment income due to higher short-term interest rates. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.
Net investment gains for both the quarter and six months ended June 30, 2019 were primarily attributable to an increase in the fair value of equity securities, which was driven by market value movements. See note 4(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).

We also evaluate our investment performance by analyzing taxable equivalent total investment return, which is a non-GAAP financial measure. Taxable equivalent total investment return includes items that impact net income, such as coupon interest on fixed maturities, changes in fair value of equity securities, dividends on equity securities and realized investment gains or losses on available-for-sale securities, as well as changes in unrealized gains or losses on available-for-sale securities, which do not impact net income. Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in U.S. taxable income. We believe the taxable equivalent total investment return is a better reflection of the economics of our decision to invest in certain asset classes. We focus on our long-term investment return, understanding that the level of investment gains or losses may vary from one period to the next.

The following table reconciles investment yield to taxable equivalent total investment return.

	Six Months Ended June 30,
	2019	2018
Investment yield (1)	1.5%	1.3%
Adjustment of investment yield from amortized cost to fair value	(0.3)%	(0.3)%
Net amortization of net premium on fixed maturities	0.2%	0.2%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	7.7%	(1.3)%
Taxable equivalent effect for interest and dividends (2)	0.1%	0.1%
Other (3)	0.5%	(0.1)%
Taxable equivalent total investment return	9.7%	(0.1)%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Operating revenues	$617,185	$578,948	$1,072,200	$971,127
Operating income	$81,677	$13,019	$111,589	$36,796
EBITDA	$105,671	$35,865	$160,415	$82,462
Net income to shareholders	$49,832	$565	$65,000	$14,176

Revenues from our Markel Ventures segment increased $38.2 million and $101.1 million for the quarter and six months ended June 30, 2019 compared to the same periods of 2018. The increase in revenue for both periods was driven by higher revenues in our products businesses, primarily due to the contribution of revenues from Brahmin, which was acquired in the fourth quarter of 2018, higher sales volumes from our transportation-related businesses and growth within one of our consulting services businesses. These increases were partially offset by lower sales volumes at one of our equipment manufacturing businesses compared to the same periods of 2018.

Operating income and EBITDA from our Markel Ventures operations increased for the quarter and six months ended June 30, 2019 compared to the same periods of 2018 primarily due to $33.5 million of expense incurred in 2018 related to an investigation and remediation associated with the manufacture of products at one of our businesses. We also recorded an impairment charge of $14.9 million related to intangible assets at this reporting unit in 2018. The increase in EBITDA and operating income for both periods was also attributable to improved operating results at one of our consumer and building products businesses and the contribution of operating income and EBITDA attributable to Brahmin in 2019.

Markel Ventures EBITDA is a non-GAAP financial measure. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including operating revenues, operating income and net income to shareholders, to monitor and evaluate the performance of our Markel Ventures segment. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation or amortization resulting from purchase accounting. The following table reconciles Markel Ventures operating income to Markel Ventures EBITDA.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Markel Ventures operating income	81,677	13,019	111,589	36,796
Depreciation expense	13,484	12,750	27,509	25,473
Amortization of intangible assets	10,510	10,096	21,317	20,193
Markel Ventures EBITDA	$105,671	$35,865	$160,415	$82,462

Net income to shareholders from our Markel Ventures operations increased for the quarter and six months ended June 30, 2019 compared to the same periods of 2018. In both periods, the increase was primarily due to higher operating income, partially offset by higher income tax and interest expenses.

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Quarter Ended June 30,
	2019		2018
(dollars in thousands)	Operating Revenues	Operating Expenses	Operating Revenues	Operating Expenses
Services and other
Insurance-linked securities	$50,215	$52,299	$17,418	$16,804
Program services	25,762	5,326	23,192	8,148
Life and annuity	346	5,943	412	7,255
Other	8,861	7,368	8,415	7,303
	85,184	70,936	49,437	39,510
Amortization of intangible assets (1)		25,790		19,545
Total	$85,184	$96,726	$49,437	$59,055

	Six Months Ended June 30,
	2019		2018
(dollars in thousands)	Operating Revenues	Operating Expenses	Operating Revenues	Operating Expenses
Services and other
Insurance-linked securities	$103,623	$112,883	$34,707	$35,247
Program services	50,551	10,878	44,781	17,658
Life and annuity	767	12,495	877	14,906
Other	17,618	14,416	16,447	15,524
	172,559	150,672	96,812	83,335
Amortization of intangible assets (1)		55,651		38,271
Total	$172,559	$206,323	$96,812	$121,606

(1)
Excludes amortization of intangible assets attributable to Markel Ventures, which is included in the Markel Ventures segment. Amortization of intangible assets is not allocated to any of our other operations.

Insurance-Linked Securities

The increase in operating revenues and operating expenses in our insurance-linked securities operations for the quarter and six months ended June 30, 2019 compared to the same periods of 2018 reflects the contribution of Nephila, which was acquired in the fourth quarter of 2018. The contribution of revenues from Nephila was partially offset by lower revenues from our Markel CATCo operations, due to lower assets under management during the quarter and six months ended June 30, 2019 compared to the same periods of 2018 and, effective January 1, 2019, a reduction in management fees charged on sidepocket shares, which represent shares that are restricted following the occurrence of catastrophic loss events for which uncertainty still exists around the ultimate incurred losses on the underlying reinsurance contracts. Additionally, operating expenses for the quarter and six months ended June 30, 2019 were impacted by costs associated with the internal review of matters at our Markel CATCo operations and related litigation costs, the effects of which were more than offset by lower retention and incentive compensation costs in our Markel CATCo operations in 2019 compared to 2018. See note 18 of the notes to consolidated financial statements for further details around recent developments in our Markel CATCo operations.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $41.3 million and $81.6 million for the quarter and six months ended June 30, 2019, respectively, compared to $36.7 million and $76.8 million for the same periods of 2018. The increase in interest expense for both periods of 2019 was due to interest expense associated with our 5.000% unsecured senior notes which were issued in the second quarter of 2019.

Income Taxes

The effective tax rate was 22% and 47% for the six months ended June 30, 2019 and 2018, respectively. In 2018, we decided to elect to treat our two most significant United Kingdom (U.K.) subsidiaries as domestic corporations for U.S. tax purposes. Therefore, the earnings and profits from those subsidiaries are no longer considered to be indefinitely reinvested, and during the six months ended June 30, 2018, we recorded a one-time deferred tax charge of $102.0 million related to the book and tax basis differences attributable to those subsidiaries.

We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. Therefore, we also analyzed our estimated annual effective tax rate, which excludes the impact of these items. The following table summarizes our effective tax rate and estimated annual effective tax rate for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
Effective tax rate	22%	47%
Impact of election to treat U.K. subsidiaries as U.S. taxpayers on effective tax rate	—	(25)
Impact of other discrete items on effective tax rate	(1)	(2)
Estimated annual effective tax rate	21%	20%

Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income to shareholders	$497,298	$278,231	$1,073,725	$213,925
Other comprehensive income (loss)
Change in net unrealized gains on available-for-sale investments, net of taxes	129,270	(104,036)	281,355	(220,144)
Other, net of taxes	(3,234)	(9,882)	504	(4,265)
Other comprehensive (income) loss attributable to noncontrolling interest	(4)	23	(9)	(19)
Other comprehensive income (loss) to shareholders	126,032	(113,895)	281,850	(224,428)
Comprehensive income (loss) to shareholders	$623,330	$164,336	$1,355,575	$(10,503)

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $21.2 billion at June 30, 2019 compared to $19.2 billion at December 31, 2018. Equity securities were $6.9 billion, or 32% of invested assets, at June 30, 2019, compared to $5.7 billion, or 30% of invested assets, at December 31, 2018.

Net cash provided by operating activities was $249.2 million for the six months ended June 30, 2019 compared to $307.5 million for the same period of 2018. Net cash flows from operating activities for the six months ended June 30, 2019 reflected higher claims settlement activity in both of our underwriting segments and lower cash flows from our Markel Ventures segment compared to 2018, largely due to the timing of working capital fluctuations.

Net cash used by investing activities was $521.6 million for the six months ended June 30, 2019 compared to $445.6 million for the same period of 2018. During the six months ended June 30, 2019, net cash used by investing activities included $212.5 million of cash used to acquire a minority ownership interest in The Hagerty Group, LLC (Hagerty Group). Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $520.2 million for the six months ended June 30, 2019 compared to net cash used by financing activities of $111.5 million for the same period of 2018. In May 2019, we issued $600 million of 5.0% unsecured senior notes due May 20, 2049. Net proceeds to the Company were $592.2 million, before expenses. Cash of $69.3 million and $24.3 million was used to repurchase shares of our common stock during the first six months of 2019 and 2018, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 26% at June 30, 2019 and 25% at December 31, 2018.

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

In April 2019, we entered into a credit agreement for a new revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases and for other working capital and general corporate purposes. At our discretion, up to $200 million of the total capacity may be used for letters of credit. This facility replaced our previous $300 million revolving credit facility and expires in April 2024. See note 11 of the notes to consolidated financial statements for more details regarding the new revolving credit facility.

Our holding company had $3.1 billion and $2.6 billion of invested assets at June 30, 2019 and December 31, 2018, respectively. The increase in invested assets is primarily due to the net proceeds from the issuance of our 5.0% unsecured senior notes during the second quarter of 2019, partially offset by cash used to acquire a minority ownership interest in Hagerty Group.

Shareholders' equity increased to $10.4 billion at June 30, 2019 from $9.1 billion at December 31, 2018. Book value per share increased to $751.94 at June 30, 2019 from $653.85 at December 31, 2018, primarily due to $1.4 billion of comprehensive income to shareholders for the six months ended June 30, 2019.

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

Without a Brexit agreement, U.K. based insurers may be prohibited from administering policies for, or paying claims to, EEA policyholders post Brexit. In order to provide certainty for its EEA policyholders, MIICL transferred its legacy EEA exposures, claims and policies to MISE. This transfer was approved by the U.K. High Court and became effective on March 29, 2019. Lloyd’s also has commenced its transfer of legacy EEA exposures. However, there is no assurance that approval of that transfer will be granted or on what terms and conditions. The European Insurance and Occupational Pensions Authority has issued its recommendation to E.U. member states that they adopt legislation to permit the orderly run-off of legacy EEA exposures, claims and policies by U.K. insurers. While some E.U. member states have adopted such legislation, no E.U. member state is obligated to do so, and the terms of any such legislation may vary significantly among the E.U. member states.

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

During the six months ended June 30, 2019, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2018.

The estimated fair value of our investment portfolio at June 30, 2019 was $21.2 billion, 68% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 32% of which was invested in equity securities. At December 31, 2018, the estimated fair value of our investment portfolio was $19.2 billion, 70% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 30% of which was invested in equity securities.

Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At June 30, 2019, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the six months ended June 30, 2019, there were no material changes in our foreign government fixed maturity holdings.

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

During the second quarter of 2019, we implemented a new billing and collections system for part of our insurance operations. This system replaces billing and collections functionality previously provided by several legacy systems, automates and streamlines certain tasks and provides for integration and collaboration with other systems. As part of this implementation, we evaluated the impact of this new system, and the related changes in workflows and integration points, on our internal control over financial reporting and made changes to controls where necessary to support these new processes.

There were no other changes in our internal control over financial reporting during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
the ability or willingness of reinsurers to pay balances due may be adversely affected by industry and economic conditions, deterioration in reinsurer credit quality and coverage disputes, and collateral we hold, if any, may not be sufficient to cover a reinsurer's obligation to us;

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

Our premium volume, underwriting and investment results and results from our other operations have been and will continue to be potentially materially affected by these factors. In addition, with respect to previously reported developments at MCIM and the recently announced decision to place both the Markel CATCo Funds and Markel CATCo Re into run-off:

•
the inquiries by the U.S. Department of Justice, U.S. Securities and Exchange Commission and Bermuda Monetary Authority into loss reserves recorded in late 2017 and early 2018 at Markel CATCo Re (the Markel CATCo Inquiries) may result in adverse findings, reputational damage, the imposition of sanctions, increased costs, litigation and other negative consequences; and

•	management time and resources may be diverted to address the Markel CATCo Inquiries, as well as related litigation.

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

Anthony Belisle v. Markel CATCo Investment Management Ltd and Markel Corp. (U.S. District Court for the District of New Hampshire)

On February 21, 2019, Anthony Belisle filed a lawsuit against MCIM and Markel Corporation, which suit was amended on March 29, 2019. As amended, the complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $66.0 million in incentive compensation, enhanced compensatory damages, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, MCIM, Markel Corporation, and Mr. Belisle agreed to commence binding arbitration to finally, fully and confidentially resolve the claims and counterclaims alleged in the action, and the Belisle suit was dismissed with prejudice in July 2019. We believe that Mr. Belisle's claims are without merit.

Alissa Fredricks v. Markel CATCo Investment Management Ltd. and Markel Corp. (U.S. District Court for the District of Massachusetts)

On February 21, 2019, Alissa Fredricks filed a lawsuit against MCIM and Markel Corporation, which suit was amended on March 28, 2019. As amended, the complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts. It sought relief of, among other things, $7.5 million in incentive compensation, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, the action filed by Ms. Fredricks was settled by mutual agreement to the satisfaction of all parties.

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

Prior to the December 31, 2017 CVR maturity date, the CVR holder representative, Thomas Yeransian, had disputed our prior estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit alleging, among other things, that we are in default under the CVR agreement. The suit seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($15.7 million through June 30, 2019) and default interest (up to an additional $13.0 million through June 30, 2019, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.

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

On September 20, 2018, a new judge was assigned to the case. On October 12, 2018, the court denied both Mr. Yeransian's motion to reconsider the order staying the litigation and compelling arbitration and our motion for sanctions against Mr. Yeransian for violating the confidentiality of mediation proceedings. The court subsequently (1) on December 3, 2018 ordered Mr. Yeransian to provide the court and us with the identity of an actuarial firm to participate in the selection of independent experts for the CVR valuation process under the CVR agreement and (2) on December 11, 2018 denied Mr. Yeransian's motion for judgment that we had waived our right to require Mr. Yeransian's participation in the CVR valuation process. On July 8, 2019, the Court granted our motion for instructions as to how the independent experts are to conduct the CVR valuation process and denied Mr. Yeransian’s motion to have a hearing officer appointed to oversee the valuation process. The independent experts, who were jointly selected by the parties, have been engaged for the valuation process.

On November 13, 2018, Mr. Yeransian filed a second suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), which also alleges that the Company is in default under the CVR agreement. The second suit seeks the same damages and relief as the original suit. We filed a motion to stay this suit until the arbitration for the original suit has concluded and the CVR holders have received the remainder of the final amount due under the CVR Agreement.

We believe Mr. Yeransian's suits to be without merit. We further believe that any material loss resulting from the suits to be remote. We do not believe the contractual contingent consideration payments related to the CVRs will have a material impact on the Company’s liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended June 30, 2019.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2019 through April 30, 2019	12,760	$998.39	12,760	$229,306
May 1, 2019 through May 31, 2019	12,703	$1,056.52	12,703	$215,885
June 1, 2019 through June 30, 2019	5,588	$1,073.17	5,588	$209,888
Total	31,051	$1,035.63	31,051	$209,888

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

4.1
Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 8-K filed with the Commission June 5, 2001)

4.2
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission August 11, 2004)

4.3
Form of Fifth Supplemental Indenture dated as of September 22, 2009 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission September 21, 2009)

4.4
Form of Sixth Supplemental Indenture dated as of June 1, 2011 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 31, 2011)

4.5
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission June 29, 2012)

4.6
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.7
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.8
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.9
Eleventh Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.10
Twelfth Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.11
Thirteenth Supplemental Indenture, dated as of May 20, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant’s report on Form 8-K filed with the Commission May 20, 2019)

4.12
Indenture dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.14 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2013)

4.13
First Supplemental Indenture, dated as of September 27, 2010 between Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as Trustee, including the form of the securities as Exhibit A (incorporated by reference from Exhibit 4.15 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2013)

4.14
Form of Second Supplemental Indenture dated as of June 30, 2014 among Alterra Finance LLC, Alterra Capital Holdings Limited and the Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.16 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

4.15
Form of Guaranty Agreement by Markel Corporation dated as of June 30, 2014 in connection with the Alterra Finance LLC 6.25% Senior Notes due 2020 (incorporated by reference from Exhibit 4.17 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014)

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

10.1
Credit Agreement, dated as of April 10, 2019, among Markel Corporation, Markel Bermuda Limited, Markel Global Reinsurance Company, Alterra Finance LLC, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference from Exhibit 10.1 in the Registrant’s report on Form 8-K filed with the Commission April 12, 2019)

10.2	Amendment to Markel Corporation 2016 Employee Stock Purchase and Bonus Plan* **

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Co-Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Co-Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.3	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on July 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

* Indicates management contract or compensatory plan or arrangement

**	Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of July 2019.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)