Form 10-Q
period 2019-09-30
MARKEL CORP
filed 2019-10-30
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 22, 2019: 13,812,499

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturities, available-for-sale (amortized cost of $9,601,898 in 2019 and $9,950,773 in 2018)	$10,204,025	$10,043,188
Equity securities (cost of $3,204,316 in 2019 and $2,971,856 in 2018)	6,978,874	5,720,945
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,545,393	1,077,696
Total Investments	18,728,292	16,841,829
Cash and cash equivalents	2,715,455	2,014,168
Restricted cash and cash equivalents	484,314	382,264
Receivables	1,930,394	1,692,526
Reinsurance recoverables	5,372,156	5,221,947
Deferred policy acquisition costs	570,323	474,513
Prepaid reinsurance premiums	1,508,853	1,331,022
Goodwill	2,187,585	2,237,975
Intangible assets	1,659,129	1,726,196
Other assets	1,879,695	1,383,823
Total Assets	$37,036,196	$33,306,263
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$14,437,816	$14,276,479
Life and annuity benefits	1,021,185	1,001,453
Unearned premiums	4,224,074	3,611,028
Payables to insurance and reinsurance companies	408,508	337,326
Senior long-term debt and other debt (estimated fair value of $4,257,000 in 2019 and $3,030,000 in 2018)	3,896,962	3,009,577
Other liabilities	2,247,179	1,796,036
Total Liabilities	26,235,724	24,031,899
Redeemable noncontrolling interests	165,602	174,062
Commitments and contingencies
Shareholders' equity:
Common stock	3,402,934	3,392,993
Retained earnings	6,988,888	5,782,310
Accumulated other comprehensive income (loss)	231,632	(94,650)
Total Shareholders' Equity	10,623,454	9,080,653
Noncontrolling interests	11,416	19,649
Total Equity	10,634,870	9,100,302
Total Liabilities and Equity	$37,036,196	$33,306,263
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,300,032	$1,185,323	$3,703,470	$3,484,528
Net investment income	113,382	106,307	339,395	319,710
Net investment gains:
Net realized investment gains (losses)	150	(496)	764	(9,084)
Change in fair value of equity securities	31,994	426,571	1,069,224	417,410
Net investment gains	32,144	426,075	1,069,988	408,326
Products revenues	386,708	362,577	1,237,178	1,129,036
Services and other revenues	200,792	155,667	594,631	456,833
Total Operating Revenues	2,033,058	2,235,949	6,944,662	5,798,433
OPERATING EXPENSES
Losses and loss adjustment expenses	752,134	736,846	2,118,000	1,951,142
Underwriting, acquisition and insurance expenses	475,219	441,961	1,392,747	1,317,921
Products expenses	354,404	341,718	1,098,968	1,062,000
Services and other expenses	153,358	132,024	498,760	394,311
Amortization of intangible assets	35,695	27,795	112,663	86,259
Impairment of goodwill and intangible assets	—	—	—	14,904
Total Operating Expenses	1,770,810	1,680,344	5,221,138	4,826,537
Operating Income	262,248	555,605	1,723,524	971,896
Interest expense	47,465	37,961	129,022	114,722
Net foreign exchange gains	(53,850)	(1,383)	(57,001)	(65,427)
Loss on early extinguishment of debt	6,705	—	6,705	—
Income Before Income Taxes	261,928	519,027	1,644,798	922,601
Income tax expense	57,975	109,999	356,849	299,580
Net Income	203,953	409,028	1,287,949	623,021
Net income (loss) attributable to noncontrolling interests	(1,684)	(410)	8,587	(342)
Net Income to Shareholders	$205,637	$409,438	$1,279,362	$623,363

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$48,315	$(91,002)	$329,113	$(306,069)
Reclassification adjustments for net losses included in net income	203	10,573	760	5,496
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	48,518	(80,429)	329,873	(300,573)
Change in foreign currency translation adjustments, net of taxes	(4,606)	(14,471)	(5,978)	(19,968)
Change in net actuarial pension loss, net of taxes	462	509	2,338	1,741
Total Other Comprehensive Income (Loss)	44,374	(94,391)	326,233	(318,800)
Comprehensive Income	248,327	314,637	1,614,182	304,221
Comprehensive income (loss) attributable to noncontrolling interests	(1,742)	(469)	8,538	(382)
Comprehensive Income to Shareholders	$250,069	$315,106	$1,605,644	$304,603

NET INCOME PER SHARE
Basic	$13.97	$28.56	$92.92	$44.29
Diluted	$13.95	$28.50	$92.84	$44.21

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

Quarter Ended September 30, 2019	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
June 30, 2019	13,826	$3,400,964	$6,808,201	$187,200	$10,396,365	$16,716	$10,413,081	$151,297
Net income (loss)			205,637	—	205,637	(5,590)	200,047	3,906
Other comprehensive income (loss)			—	44,432	44,432	—	44,432	(58)
Comprehensive Income (Loss)					250,069	(5,590)	244,479	3,848
Issuance of common stock	1	43	—	—	43	—	43	—
Repurchase of common stock	(12)	—	(12,732)	—	(12,732)	—	(12,732)	—
Restricted stock units expensed	—	2,410	—	—	2,410	—	2,410	—
Adjustment of redeemable noncontrolling interests	—	—	(12,221)	—	(12,221)	—	(12,221)	12,221
Purchase of noncontrolling interest	—	(483)	—	—	(483)	—	(483)	483
Other	—	—	3	—	3	290	293	(2,247)
September 30, 2019	13,815	$3,402,934	$6,988,888	$231,632	$10,623,454	$11,416	$10,634,870	$165,602

Nine Months Ended September 30, 2019	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
December 31, 2018	13,888	$3,392,993	$5,782,310	$(94,650)	$9,080,653	$19,649	$9,100,302	$174,062
Net income (loss)			1,279,362	—	1,279,362	(4,185)	1,275,177	12,772
Other comprehensive income (loss)			—	326,282	326,282	—	326,282	(49)
Comprehensive Income (Loss)					1,605,644	(4,185)	1,601,459	12,723
Issuance of common stock	7	43	—	—	43	—	43	—
Repurchase of common stock	(80)	—	(81,998)	—	(81,998)	—	(81,998)	—
Restricted stock units expensed	—	14,282	—	—	14,282	—	14,282	—
Adjustment to Nephila purchase price allocation	—	—	—	—	—	(8,250)	(8,250)	51
Adjustment of redeemable noncontrolling interests	—	—	9,464	—	9,464	—	9,464	(9,464)
Purchase of noncontrolling interest	—	(4,219)	—	—	(4,219)	—	(4,219)	(4,542)
Other	—	(165)	(250)	—	(415)	4,202	3,787	(7,228)
September 30, 2019	13,815	$3,402,934	$6,988,888	$231,632	$10,623,454	$11,416	$10,634,870	$165,602

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (continued)
(Unaudited)

Quarter Ended September 30, 2018	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
June 30, 2018	13,886	$3,387,121	$6,184,299	$(90,560)	$9,480,860	$(3,446)	$9,477,414	$155,998
Net income (loss)			409,438	—	409,438	(359)	409,079	(51)
Other comprehensive loss			—	(94,332)	(94,332)	—	(94,332)	(59)
Comprehensive Income (Loss)					315,106	(359)	314,747	(110)
Issuance of common stock	4	—	—	—	—	—	—	—
Repurchase of common stock	(6)	—	(6,572)	—	(6,572)	—	(6,572)	—
Restricted stock units expensed	—	3,292	—	—	3,292	—	3,292	—
Adjustment of redeemable noncontrolling interests	—	—	(12,035)	—	(12,035)	—	(12,035)	12,035
Purchase of noncontrolling interest	—	600	—	—	600	—	600	(7,065)
Other	—	1,309	1,432	—	2,741	(33)	2,708	(2,119)
September 30, 2018	13,884	$3,392,322	$6,576,562	$(184,892)	$9,783,992	$(3,838)	$9,780,154	$158,739

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (continued)
(Unaudited)

Nine Months Ended September 30, 2018	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
December 31, 2017	13,904	$3,381,834	$3,776,743	$2,345,571	$9,504,148	$(2,567)	$9,501,581	$166,269
Cumulative effect of adoption of ASU No. 2014-09, net of taxes			325	—	325	—	325	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes			2,613,242	(2,613,242)	—	—	—	—
Cumulative effect of adoption of ASU No. 2018-02			(401,539)	401,539	—	—	—	—
January 1, 2018	13,904	3,381,834	5,988,771	133,868	9,504,473	(2,567)	9,501,906	166,269
Net income (loss)			623,363	—	623,363	(1,269)	622,094	927
Other comprehensive loss			—	(318,760)	(318,760)	—	(318,760)	(40)
Comprehensive Income (Loss)					304,603	(1,269)	303,334	887
Issuance of common stock	8	2	—	—	2	—	2	—
Repurchase of common stock	(28)	—	(30,829)	—	(30,829)	—	(30,829)	—
Restricted stock units expensed	—	15,521	—	—	15,521	—	15,521	—
Adjustment of redeemable noncontrolling interests	—	—	(6,621)	—	(6,621)	—	(6,621)	6,621
Purchase of noncontrolling interest	—	(4,986)	—	—	(4,986)	—	(4,986)	(7,104)
Other	—	(49)	1,878	—	1,829	(2)	1,827	(7,934)
September 30, 2018	13,884	$3,392,322	$6,576,562	$(184,892)	$9,783,992	$(3,838)	$9,780,154	$158,739

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,287,949	$623,021
Adjustments to reconcile net income to net cash provided by operating activities	(575,991)	140,155
Net Cash Provided By Operating Activities	711,958	763,176
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	326,304	361,768
Proceeds from maturities, calls and prepayments of fixed maturities	446,625	459,517
Cost of fixed maturities and equity securities purchased	(657,563)	(1,409,263)
Net change in short-term investments	(451,408)	257,288
Cost of equity method investments	(216,806)	(3,647)
Additions to property and equipment	(95,457)	(78,886)
Proceeds from disposals of fixed assets	15,949	1,528
Acquisitions, net of cash acquired	(25,627)	(11,314)
Other	825	(30,206)
Net Cash Used By Investing Activities	(657,158)	(453,215)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	1,578,823	145,813
Repayment of senior long-term debt and other debt	(680,516)	(246,049)
Premiums and fees related to early extinguishment of debt	(10,086)	—
Repurchases of common stock	(81,998)	(30,829)
Payment of contingent consideration	(14,113)	(15,914)
Purchase of noncontrolling interests	(9,754)	(13,523)
Distributions to noncontrolling interests	(7,147)	(7,964)
Other	(4,565)	(3,303)
Net Cash Provided (Used) By Financing Activities	770,644	(171,769)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(22,107)	(12,096)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	803,337	126,096
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,396,432	2,500,846
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$3,199,769	$2,626,942

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

a)Basis of Presentation. The consolidated balance sheet as of September 30, 2019 and the related consolidated statements of income and comprehensive income and changes in equity for the quarters and nine months ended September 30, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2018 was derived from Markel Corporation's audited annual consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued several ASUs as amendments to ASU No. 2016-13. The standard replaces the current incurred loss model used to measure impairment losses with a current expected credit loss (CECL) model for financial instruments measured at amortized cost, including reinsurance recoverables and trade receivables. For available-for-sale fixed maturities, which are measured at fair value, the ASU requires entities to record impairments as an allowance, rather than a reduction of the amortized cost, as is currently required under the other-than-temporary impairment model. ASU No. 2016-13 becomes effective for the Company during the first quarter of 2020 and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The Company is currently evaluating ASU No. 2016-13 to determine the potential impact that adopting this standard will have on its consolidated financial statements. Application of the CECL model will not impact the Company's investment portfolio, none of which is measured at amortized cost, but will impact certain of the Company's other financial assets, including its reinsurance recoverables and receivables. Upon adoption of this ASU, any impairment losses on the Company's available-for-sale fixed maturities will be recorded as an allowance, subject to reversal, rather than as a reduction in amortized cost.

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The ASU requires insurance entities with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure cash flows at least annually, as well as update the discount rate assumption at each reporting date; (2) measure all market risk benefits associated with deposit (or account balance) contracts at fair value; and (3) disclose liability rollforwards and information about significant inputs, judgments, assumptions and methods used in measurement, including changes thereto and the effect of those changes on measurement. In August 2019, the FASB proposed an update to ASU No. 2018-12 to defer its effective date. The proposed update would make the ASU effective for the Company during the first quarter of 2022. ASU No. 2018-12 will, among other things, impact the discount rate used in estimating reserves for the Company’s life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The Company is currently evaluating ASU No. 2018-12 to determine the impact that adopting this standard will have on its consolidated financial statements.

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

Essentia Insurance Company, one of the Company’s insurance subsidiaries, is the exclusive insurance underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. Gross written premiums attributable to Hagerty for the quarter and nine months ended September 30, 2019 were $120.8 million and $333.7 million, respectively, of which $57.7 million and $159.8 million were ceded to Hagerty Re.

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
As of December 31, 2018, the purchase price was preliminarily allocated to the acquired assets and liabilities of Brahmin based on estimated fair value at the acquisition date. During the second quarter of 2019, the Company completed the process of determining the fair value of the assets and liabilities acquired with Brahmin. The Company recognized goodwill of $63.8 million, which is primarily attributable to expected future earnings and cash flow potential of Brahmin. The majority of the goodwill recognized is deductible for income tax purposes. The Company also recognized other intangible assets of $93.3 million, which includes $57.0 million of customer relationships, $35.0 million of trade names and $1.3 million of other intangible assets, which are being amortized over a weighted average period of 16 years, 16 years and 8 years, respectively. The Company also recognized redeemable noncontrolling interests of $19.6 million. Results attributable to Brahmin are included in the Company’s Markel Ventures segment.
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

As of December 31, 2018, the purchase price was preliminarily allocated to the acquired assets and liabilities of Nephila based on estimated fair values at the acquisition date. During the third quarter of 2019, the Company completed the process of determining the fair value of the assets and liabilities acquired with Nephila. The Company recognized goodwill of $434.2 million, which is primarily attributable to expected future earnings and cash flow potential of Nephila. None of the goodwill recognized is deductible for income tax purposes. The Company also recognized other intangible assets of $551.0 million, which includes $468.0 million of investment management agreements, $32.0 million of broker relationships, $27.0 million of technology and $24.0 million of trade names, which are being amortized over a weighted average period of 17 years, 12 years, 6 years and 14 years, respectively. The Company also recognized noncontrolling interests of $15.1 million attributable to certain consolidated subsidiaries of Nephila that are not wholly-owned. Nephila operates as a separate business unit and its operating results are not included in a reportable segment.

4. Investments

a)The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies.

	September 30, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$293,954	$3,201	$(199)	$296,956
U.S. government-sponsored enterprises	331,356	28,628	(11)	359,973
Obligations of states, municipalities and political subdivisions	4,047,517	272,703	(112)	4,320,108
Foreign governments	1,471,214	158,652	(14,252)	1,615,614
Commercial mortgage-backed securities	1,708,617	81,696	(230)	1,790,083
Residential mortgage-backed securities	868,317	42,015	(663)	909,669
Asset-backed securities	9,881	46	(3)	9,924
Corporate bonds	871,042	37,905	(7,249)	901,698
Total fixed maturities	9,601,898	624,846	(22,719)	10,204,025
Short-term investments	1,546,129	364	(1,100)	1,545,393
Investments, available-for-sale	$11,148,027	$625,210	$(23,819)	$11,749,418

	December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$248,286	$308	$(1,952)	$246,642
U.S. government-sponsored enterprises	357,765	5,671	(4,114)	359,322
Obligations of states, municipalities and political subdivisions	4,285,068	96,730	(28,868)	4,352,930
Foreign governments	1,482,826	98,356	(21,578)	1,559,604
Commercial mortgage-backed securities	1,691,572	3,154	(44,527)	1,650,199
Residential mortgage-backed securities	886,501	6,170	(12,499)	880,172
Asset-backed securities	19,614	7	(213)	19,408
Corporate bonds	979,141	13,234	(17,464)	974,911
Total fixed maturities	9,950,773	223,630	(131,215)	10,043,188
Short-term investments	1,080,027	443	(2,774)	1,077,696
Investments, available-for-sale	$11,030,800	$224,073	$(133,989)	$11,120,884

b)The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2019
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturities:
U.S. Treasury securities	$7,481	$(6)	$81,674	$(193)	$89,155	$(199)
U.S. government-sponsored enterprises	—	—	35,386	(11)	35,386	(11)
Obligations of states, municipalities and political subdivisions	1,053	(13)	25,289	(99)	26,342	(112)
Foreign governments	157,525	(5,764)	166,998	(8,488)	324,523	(14,252)
Commercial mortgage-backed securities	—	—	34,144	(230)	34,144	(230)
Residential mortgage-backed securities	2,105	(9)	71,317	(654)	73,422	(663)
Asset-backed securities	—	—	2,242	(3)	2,242	(3)
Corporate bonds	168,843	(5,862)	78,519	(1,387)	247,362	(7,249)
Total fixed maturities	337,007	(11,654)	495,569	(11,065)	832,576	(22,719)
Short-term investments	115,139	(1,100)	—	—	115,139	(1,100)
Total	$452,146	$(12,754)	$495,569	$(11,065)	$947,715	$(23,819)

At September 30, 2019, the Company held 220 available-for-sale securities with a total estimated fair value of $947.7 million and gross unrealized losses of $23.8 million. Of these 220 securities, 162 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $495.6 million and gross unrealized losses of $11.1 million. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

c)The amortized cost and estimated fair value of fixed maturities at September 30, 2019 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$491,999	$485,791
Due after one year through five years	1,285,281	1,310,381
Due after five years through ten years	2,081,192	2,197,791
Due after ten years	3,156,611	3,500,386
	7,015,083	7,494,349
Commercial mortgage-backed securities	1,708,617	1,790,083
Residential mortgage-backed securities	868,317	909,669
Asset-backed securities	9,881	9,924
Total fixed maturities	$9,601,898	$10,204,025

d)The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Interest:
Municipal bonds (tax-exempt)	$17,456	$19,588	$54,167	$60,810
Municipal bonds (taxable)	18,442	18,634	55,634	54,487
Other taxable bonds	40,560	40,932	122,583	117,949
Short-term investments, including overnight deposits	14,294	13,719	38,259	36,224
Dividends on equity securities	25,493	21,721	73,486	66,202
Income (loss) from equity method investments	366	(3,556)	3,436	(3,268)
Other	797	255	3,971	242
	117,408	111,293	351,536	332,646
Investment expenses	(4,026)	(4,986)	(12,141)	(12,936)
Net investment income	$113,382	$106,307	$339,395	$319,710

e)The following table presents net investment gains and the change in net unrealized gains (losses) on available-for-sale investments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Realized gains:
Sales and maturities of fixed maturities	$856	$2,916	$2,660	$3,748
Sales and maturities of short-term investments	1,540	1,447	1,288	1,624
Other	124	171	584	1,008
Total realized gains	2,520	4,534	4,532	6,380
Realized losses:
Sales and maturities of fixed maturities	(198)	(1,003)	(1,109)	(2,652)
Sales and maturities of short-term investments	(2,172)	(3,997)	(2,659)	(10,044)
Other	—	(30)	—	(2,768)
Total realized losses	(2,370)	(5,030)	(3,768)	(15,464)
Net realized investment gains (losses)	150	(496)	764	(9,084)
Change in fair value of equity securities:
Change in fair value of equity securities sold during the period	(345)	151	35,786	10,230
Change in fair value of equity securities held at the end of the period	32,339	426,420	1,033,438	407,180
Change in fair value of equity securities	31,994	426,571	1,069,224	417,410
Net investment gains	$32,144	$426,075	$1,069,988	$408,326
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income (loss):
Fixed maturities	$95,170	$(103,083)	$509,712	$(384,176)
Short-term investments	(2,266)	1,417	1,595	239
Net increase (decrease)	$92,904	$(101,666)	$511,307	$(383,937)

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturities, available-for-sale:
U.S. Treasury securities	$—	$296,956	$—	$296,956
U.S. government-sponsored enterprises	—	359,973	—	359,973
Obligations of states, municipalities and political subdivisions	—	4,320,108	—	4,320,108
Foreign governments	—	1,615,614	—	1,615,614
Commercial mortgage-backed securities	—	1,790,083	—	1,790,083
Residential mortgage-backed securities	—	909,669	—	909,669
Asset-backed securities	—	9,924	—	9,924
Corporate bonds	—	901,698	—	901,698
Total fixed maturities, available-for-sale	—	10,204,025	—	10,204,025
Equity securities:
Insurance, banks and other financial institutions	2,247,952	—	44,489	2,292,441
Industrial, consumer and all other	4,686,433	—	—	4,686,433
Total equity securities	6,934,385	—	44,489	6,978,874
Short-term investments, available-for-sale	1,444,357	101,036	—	1,545,393
Total investments	$8,378,742	$10,305,061	$44,489	$18,728,292

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturities, available-for-sale:
U.S. Treasury securities	$—	$246,642	$—	$246,642
U.S. government-sponsored enterprises	—	359,322	—	359,322
Obligations of states, municipalities and political subdivisions	—	4,352,930	—	4,352,930
Foreign governments	—	1,559,604	—	1,559,604
Commercial mortgage-backed securities	—	1,650,199	—	1,650,199
Residential mortgage-backed securities	—	880,172	—	880,172
Asset-backed securities	—	19,408	—	19,408
Corporate bonds	—	974,911	—	974,911
Total fixed maturities, available-for-sale	—	10,043,188	—	10,043,188
Equity securities:
Insurance, banks and other financial institutions	1,876,811	—	53,728	1,930,539
Industrial, consumer and all other	3,790,406	—	—	3,790,406
Total equity securities	5,667,217	—	53,728	5,720,945
Short-term investments, available-for-sale	981,616	96,080	—	1,077,696
Total investments	$6,648,833	$10,139,268	$53,728	$16,841,829

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Equity securities, beginning of period	$37,988	$119,675	$53,728	$168,809
Purchases	—	—	500	28,900
Sales	(857)	—	(7,726)	(34,653)
Net investment gains (losses) on Level 3 investments	7,358	2,418	(2,013)	(40,963)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Equity securities, end of period	$44,489	$122,093	$44,489	$122,093

There were no transfers into or out of Level 1 and Level 2 during the quarter and nine months ended September 30, 2019 and 2018.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2019 and 2018.

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

For management reporting purposes, the Company allocates assets to its investing and Markel Ventures segments and certain of its other operations, including its program services and insurance-linked securities operations. Underwriting assets include assets attributed to the Company's Insurance and Reinsurance segments, discontinued underwriting lines of business, as well as assets that are not specifically attributed to the Company's other operations. Underwriting and investing assets are not allocated to the Company's underwriting segments since the Company does not manage its assets by underwriting segment. The Company does not allocate capital expenditures for long-lived assets to either of its underwriting segments for management reporting purposes.

The following tables summarize the Company's segment disclosures.

	Quarter Ended September 30, 2019
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$1,418,363	$226,387	$—	$—	$619,742		$2,264,492
Net written premiums	1,181,919	187,180	—	—	1,285		1,370,384

Earned premiums	1,058,869	240,144	—	—	1,019		1,300,032
Losses and loss adjustment expenses:
Current accident year	(722,172)	(178,058)	—	—	—		(900,230)
Prior accident years	135,029	13,800	—	—	(733)		148,096
Amortization of policy acquisition costs	(218,710)	(61,925)	—	—	—		(280,635)
Other operating expenses	(171,731)	(20,436)	—	—	(2,417)		(194,584)
Underwriting profit (loss)	81,285	(6,475)	—	—	(2,131)		72,679
Net investment income	—	—	113,220	162	—		113,382
Net investment gains	—	—	32,144	—	—		32,144
Products revenues	—	—	—	386,708	—		386,708
Services and other revenues	—	—	—	109,373	91,419		200,792
Products expenses	—	—	—	(354,404)	—		(354,404)
Services and other expenses	—	—	—	(96,015)	(57,343)		(153,358)
Amortization of intangible assets (3)	—	—	—	(10,357)	(25,338)		(35,695)
Segment profit (loss)	$81,285	$(6,475)	$145,364	$35,467	$6,607		$262,248
Interest expense							(47,465)
Net foreign exchange gains							53,850
Loss on early extinguishment of debt							(6,705)
Income before income taxes							$261,928
U.S. GAAP combined ratio (4)	92%	103%			NM	(5)	94%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $12.9 million for the quarter ended September 30, 2019.

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

(5)	NM - Ratio is not meaningful

	Quarter Ended September 30, 2018
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$1,248,150	$234,360	$—	$—	$561,261		$2,043,771
Net written premiums	1,021,684	195,349	—	—	(762)		1,216,271

Earned premiums	961,062	225,277	—	—	(1,016)		1,185,323
Losses and loss adjustment expenses:
Current accident year	(674,529)	(186,505)	—	—	48		(860,986)
Prior accident years	111,117	12,681	—	—	342		124,140
Amortization of policy acquisition costs	(182,857)	(58,991)	—	—	—		(241,848)
Other operating expenses	(172,340)	(26,125)	—	—	(1,648)		(200,113)
Underwriting profit (loss)	42,453	(33,663)	—	—	(2,274)		6,516
Net investment income	—	—	106,164	143	—		106,307
Net investment gains	—	—	426,075	—	—		426,075
Products revenues	—	—	—	362,577	—		362,577
Services and other revenues	—	—	—	106,694	48,973		155,667
Products expenses	—	—	—	(341,718)	—		(341,718)
Services and other expenses	—	—	—	(94,924)	(37,100)		(132,024)
Amortization of intangible assets (3)	—	—	—	(9,139)	(18,656)		(27,795)
Segment profit (loss)	$42,453	$(33,663)	$532,239	$23,633	$(9,057)		$555,605
Interest expense							(37,961)
Net foreign exchange gains							1,383
Income before income taxes							$519,027
U.S. GAAP combined ratio (4)	96%	115%			NM	(5)	99%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $13.0 million for the quarter ended September 30, 2018.

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

(5)	NM - Ratio is not meaningful

	Nine Months Ended September 30, 2019
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$3,979,559	$963,145	$—	$—	$1,823,977		$6,766,681
Net written premiums	3,306,447	844,949	—	—	1,719		4,153,115

Earned premiums	3,023,865	678,382	—	—	1,223		3,703,470
Losses and loss adjustment expenses:
Current accident year	(1,998,042)	(456,870)	—	—	—		(2,454,912)
Prior accident years	309,324	20,695	—	—	6,893		336,912
Amortization of policy acquisition costs	(627,318)	(178,209)	—	—	—		(805,527)
Other operating expenses	(526,884)	(58,301)	—	—	(2,035)		(587,220)
Underwriting profit	180,945	5,697	—	—	6,081		192,723
Net investment income	—	—	338,783	612	—		339,395
Net investment gains	—	—	1,069,988	—	—		1,069,988
Products revenues	—	—	—	1,237,178	—		1,237,178
Services and other revenues	—	—	—	330,653	263,978		594,631
Products expenses	—	—	—	(1,098,968)	—		(1,098,968)
Services and other expenses	—	—	—	(290,745)	(208,015)		(498,760)
Amortization of intangible assets (3)	—	—	—	(31,674)	(80,989)		(112,663)
Segment profit (loss)	$180,945	$5,697	$1,408,771	$147,056	$(18,945)		$1,723,524
Interest expense							(129,022)
Net foreign exchange gains							57,001
Loss on early extinguishment of debt							(6,705)
Income before income taxes							$1,644,798
U.S. GAAP combined ratio (4)	94%	99%			NM	(5)	95%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $40.4 million for the nine months ended September 30, 2019.

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

(5)	NM - Ratio is not meaningful

	Nine Months Ended September 30, 2018
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$3,575,340	$935,498	$—	$—	$1,577,250		$6,088,088
Net written premiums	2,935,789	795,136	—	—	754		3,731,679

Earned premiums	2,782,107	702,854	—	—	(433)		3,484,528
Losses and loss adjustment expenses:
Current accident year	(1,855,190)	(485,678)	—	—	—		(2,340,868)
Prior accident years	369,775	18,135	—	—	1,816		389,726
Amortization of policy acquisition costs	(554,185)	(178,818)	—	—	—		(733,003)
Other operating expenses	(523,239)	(59,433)	—	—	(2,246)		(584,918)
Underwriting profit (loss)	219,268	(2,940)	—	—	(863)		215,465
Net investment income	—	—	319,253	457	—		319,710
Net investment gains	—	—	408,326	—	—		408,326
Products revenues	—	—	—	1,129,036	—		1,129,036
Services and other revenues	—	—	—	311,048	145,785		456,833
Products expenses	—	—	—	(1,062,000)	—		(1,062,000)
Services and other expenses	—	—	—	(273,876)	(120,435)		(394,311)
Amortization of intangible assets (3)	—	—	—	(29,332)	(56,927)		(86,259)
Impairment of goodwill and intangible assets	—	—	—	(14,904)	—		(14,904)
Segment profit (loss)	$219,268	$(2,940)	$727,579	$60,429	$(32,440)		$971,896
Interest expense							(114,722)
Net foreign exchange gains							65,427
Income before income taxes							$922,601
U.S. GAAP combined ratio (4)	92%	100%			NM	(5)	94%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $38.5 million for the nine months ended September 30, 2018.

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

(5)	NM - Ratio is not meaningful

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2019	December 31, 2018
Segment assets:
Investing	$21,893,706	$19,100,790
Underwriting	6,896,240	6,451,984
Markel Ventures	2,257,878	2,124,506
Total segment assets	31,047,824	27,677,280
Other operations	5,988,372	5,628,983
Total assets	$37,036,196	$33,306,263

7. Products, Services and Other Revenues

The amount of revenues from contracts with customers was $535.7 million and $472.2 million for the quarters ended September 30, 2019 and 2018, respectively, and $1.7 billion and $1.5 billion for the nine months ended September 30, 2019 and 2018, respectively.

The following table disaggregates revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income and comprehensive income.

	Quarter Ended September 30,
	2019			2018
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$378,421	$—	$378,421	$350,981	$—	$350,981
Services	97,062	17,516	114,578	95,071	7,841	102,912
Investment management	—	42,750	42,750	—	18,258	18,258
Total revenues from contracts with customers	475,483	60,266	535,749	446,052	26,099	472,151
Program services and other fronting arrangements	—	30,775	30,775	—	22,478	22,478
Other	20,598	378	20,976	23,219	396	23,615
Total	$496,081	$91,419	$587,500	$469,271	$48,973	$518,244

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$1,198,124	$—	$1,198,124	$1,095,461	$—	$1,095,461
Services	291,617	64,142	355,759	276,548	25,737	302,285
Investment management	—	113,738	113,738	—	52,965	52,965
Total revenues from contracts with customers	1,489,741	177,880	1,667,621	1,372,009	78,702	1,450,711
Program services and other fronting arrangements	—	84,953	84,953	—	65,810	65,810
Other	78,090	1,145	79,235	68,075	1,273	69,348
Total	$1,567,831	$263,978	$1,831,809	$1,440,084	$145,785	$1,585,869

The following table presents receivables and customer deposits related to contracts with customers.

(dollars in thousands)	September 30, 2019	December 31, 2018
Receivables	$267,638	$247,532
Customer deposits	$70,984	$48,238

8. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Net reserves for losses and loss adjustment expenses, beginning of year	$9,214,443	$8,964,945
Foreign currency movements	(51,544)	(35,754)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	9,162,899	8,929,191
Incurred losses and loss adjustment expenses:
Current accident year	2,454,912	2,340,868
Prior accident years	(336,942)	(389,740)
Total incurred losses and loss adjustment expenses	2,117,970	1,951,128
Payments:
Current accident year	410,493	390,245
Prior accident years	1,597,117	1,438,224
Total payments	2,007,610	1,828,469
Effect of foreign currency rate changes	(669)	368
Net reserves for losses and loss adjustment expenses, end of period	9,272,590	9,052,218
Reinsurance recoverables on unpaid losses	5,165,226	4,836,271
Gross reserves for losses and loss adjustment expenses, end of period	$14,437,816	$13,888,489

For the nine months ended September 30, 2019, incurred losses and loss adjustment expenses included $336.9 million of favorable development on prior years' loss reserves, which included $257.7 million of favorable development on the Company's general liability, workers' compensation and professional liability product lines within the Insurance segment, and aviation, auto and whole account product lines within the Reinsurance segment.

In 2019, underwriting results included $42.6 million of underwriting loss from Hurricane Dorian and Typhoon Faxai (2019 Catastrophes). The underwriting loss on the 2019 Catastrophes was comprised of $45.1 million of estimated losses and loss adjustment expenses partially offset by $2.5 million of net assumed reinstatement premiums. The estimated losses and loss adjustment expenses on the 2019 Catastrophes for the nine months ended September 30, 2019 were net of estimated ceded losses of $4.8 million. Both the gross and net loss estimates on the 2019 Catastrophes represent the Company's best estimate of losses based upon information currently available. The Company's estimate for these losses is based on preliminary industry loss estimates, output from both industry and proprietary models as well as a review of in-force contracts, and for Hurricane Dorian, claims received to date and detailed policy level reviews. Early industry loss estimates for Typhoon Faxai have a wide range of variability. While the Company believes its reserves for the 2019 Catastrophes as of September 30, 2019 are adequate, the Company continues to closely monitor industry loss estimates and reported claims and will adjust its estimates of gross and net losses as new information becomes available.

For the nine months ended September 30, 2018, incurred losses and loss adjustment expenses included $389.7 million of favorable development on prior years' loss reserves, which included $312.2 million of favorable development on the Company's general liability, workers' compensation, marine and energy and professional liability product lines within the Insurance segment and credit and surety and marine and energy product lines within the Reinsurance segment.

In 2018, underwriting results included $75.7 million of underwriting loss from Hurricane Florence and Typhoon Jebi (2018 Catastrophes). The underwriting loss on the 2018 Catastrophes was comprised of $77.8 million of estimated losses and loss adjustment expenses partially offset by $2.1 million of net assumed reinstatement premiums. The estimated losses and loss adjustment expenses on the 2018 Catastrophes for the nine months ended September 30, 2018 were net of estimated ceded losses of $28.6 million.

9. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended September 30,
	2019				2018
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,358,243	$282,506	$(271,094)	$1,369,655	$1,207,605	$274,898	$(266,788)	$1,215,715
Earned	1,219,103	327,431	(246,965)	1,299,569	1,113,763	313,378	(242,120)	1,185,021
Program services and other:
Written	584,196	39,547	(623,014)	729	529,958	31,310	(560,712)	556
Earned	576,576	20,399	(596,512)	463	480,694	13,046	(493,438)	302
Consolidated:
Written	1,942,439	322,053	(894,108)	1,370,384	1,737,563	306,208	(827,500)	1,216,271
Earned	$1,795,679	$347,830	$(843,477)	$1,300,032	$1,594,457	$326,424	$(735,558)	$1,185,323

	Nine Months Ended September 30,
	2019				2018
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$3,808,759	$1,129,440	$(786,704)	$4,151,495	$3,429,666	$1,081,171	$(781,126)	$3,729,711
Earned	3,510,203	946,648	(754,505)	3,702,346	3,221,946	965,586	(703,785)	3,483,747
Program services and other:
Written	1,754,613	73,869	(1,826,862)	1,620	1,537,412	39,839	(1,575,283)	1,968
Earned	1,629,659	49,672	(1,678,207)	1,124	1,374,443	16,784	(1,390,446)	781
Consolidated:
Written	5,563,372	1,203,309	(2,613,566)	4,153,115	4,967,078	1,121,010	(2,356,409)	3,731,679
Earned	$5,139,862	$996,320	$(2,432,712)	$3,703,470	$4,596,389	$982,370	$(2,094,231)	$3,484,528

Substantially all of the premiums written and earned in the Company's program services business for the quarter and nine months ended September 30, 2019 and 2018 was ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 39% and 40% for the quarter and nine months ended September 30, 2019, respectively, and 38% for both the quarter and nine months ended September 30, 2018. The percentage of consolidated assumed earned premiums to net earned premiums was 27% for both the quarter and nine months ended September 30, 2019, and 28% for both the quarter and nine months ended September 30, 2018.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services business, which totaled $412.7 million and $1.1 billion for the quarter and nine months ended September 30, 2019, respectively, and $329.9 million and $959.5 million for the quarter and nine months ended September 30, 2018, respectively, were ceded. Incurred losses and loss adjustment expenses for the Company's underwriting operations were net of ceded incurred losses and loss adjustment expenses of $94.4 million and $443.8 million for the quarter and nine months ended September 30, 2019, respectively, and $171.1 million and $394.9 million for the quarter and nine months ended September 30, 2018, respectively.

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During the quarter and nine months ended September 30, 2019, the Company recognized a reserve deficiency resulting from a decrease in the market yield on the investment portfolio supporting the policy benefit reserves by increasing life and annuity benefits by $31.3 million and $93.1 million, respectively, and decreasing the change in net unrealized holding gains included in other comprehensive income by a corresponding amount. As of September 30, 2019, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $93.1 million. No adjustment was required for the quarter or nine months ended September 30, 2018.

11. Senior Long-Term Debt and Other Debt

In April 2019, the Company entered into a credit agreement for a new revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee on the unused portion of the facility based on the Company's leverage ratio as calculated under the credit agreement. The credit agreement includes financial covenants that require that the Company not exceed a maximum leverage ratio and maintain a minimum amount of consolidated net worth, as well as other customary covenants and events of default. Markel Corporation, along with Alterra Finance LLC, guaranteed the obligations under the facility. This facility replaced the Company's previous $300 million revolving credit facility and is scheduled to expire in April 2024. There were no borrowings outstanding on either credit facility as of September 30, 2019 or December 31, 2018.

In May 2019, the Company issued $600 million of 5.0% unsecured senior notes due May 20, 2049. Net proceeds to the Company were $592.2 million, before expenses. In September 2019, the Company used a portion of these proceeds to retire its 7.125% unsecured senior notes due September 30, 2019 ($234.8 million aggregate principal outstanding at December 31, 2018). The Company expects to use the remainder of the proceeds for general corporate purposes.

In September 2019, the Company issued $300 million of 3.35% unsecured senior notes due September 17, 2029 and $500 million of 4.15% unsecured senior notes due September 17, 2050. Net proceeds to the Company were $297.5 million and $494.5 million, respectively, before expenses. The Company used a portion of these proceeds to purchase $125.2 million of principal on its 6.25% unsecured senior notes due September 30, 2020 and $97.8 million of principal on its 5.35% unsecured senior notes due June 1, 2021 through a tender offer at a total purchase price of $130.1 million and $103.0 million, respectively. In connection with the tender offer and purchase, the Company recognized a loss on early extinguishment of debt of $6.7 million during the quarter and nine months ended September 30, 2019. The Company used a portion of the remaining proceeds to redeem the remaining outstanding balance on its 6.25% and 5.35% unsecured senior notes, as described below, and expects to use the remainder for general corporate purposes.

In October 2019, the Company redeemed the remaining outstanding balance on its 6.25% unsecured senior notes due September 30, 2020 ($224.8 million aggregate principal outstanding at September 30, 2019) and 5.35% unsecured senior notes due June 1, 2021 ($152.2 million aggregate principal outstanding at September 30, 2019) for a total purchase price of $233.4 million and $160.2 million, respectively.

12. Leases

The Company's leases primarily consist of operating leases for real estate and have remaining terms of up to 15 years. Total lease costs for operating leases were $14.0 million and $47.2 million for the quarter and nine months ended September 30, 2019, respectively.

The following table summarizes details for the Company's operating leases recorded on the consolidated balance sheet as of September 30, 2019.

(dollars in thousands)
Right-of-use lease assets	$230,474
Lease liabilities	$254,119
Weighted average remaining lease term	8.6 years
Weighted average discount rate	3.4%

The table below summarizes maturities of the Company’s operating lease liabilities as of September 30, 2019, which reconciles to total lease liabilities included in other liabilities in the Company’s consolidated balance sheet.

Years Ending December 31,	(dollars in thousands)
2019	$14,250
2020	45,536
2021	42,202
2022	36,483
2023	30,903
2024 and thereafter	124,176
Total lease payments	293,550
Less imputed interest	(39,431)
Total operating lease liabilities	$254,119

13. Income Taxes

The effective tax rate was 22% and 32% for the nine months ended September 30, 2019 and 2018, respectively. In 2018, the Company decided to elect to treat its two most significant United Kingdom subsidiaries as domestic corporations for U.S. tax purposes. As a result, the earnings and profits of those subsidiaries are no longer considered to be indefinitely reinvested, and during the nine months ended September 30, 2018, the Company recorded a one-time deferred tax charge of $102.0 million related to the book and tax basis differences attributable to those subsidiaries. This tax charge represented 11% of the 2018 effective tax rate.

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods. This method applies the Company's best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), such as the deferred tax charge described above, are excluded from the estimated annual effective tax rate and the related tax expense or benefit is reported in the same period as the related item. The Company's estimated annual effective tax rate was 21% and 20% for the nine months ended September 30, 2019 and 2018, respectively.

The Internal Revenue Service is currently examining the Company’s 2017 federal income tax return. The Company believes its income tax liabilities were adequate as of September 30, 2019, however, these liabilities could be adjusted as a result of this examination.

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

The Markel CATCo Funds and Markel CATCo Re are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Except as described below, the Company is not the primary beneficiary of the Markel CATCo Funds or Markel CATCo Re, and therefore does not consolidate these entities, as the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. Investment management and incentive fees earned by the Company from unconsolidated Markel CATCo Funds were $10.0 million and $18.3 million for the quarters ended September 30, 2019 and 2018, respectively, and $28.1 million and $53.0 million for the nine months ended September 30, 2019 and 2018, respectively. The Company is the sole investor in one of the Markel CATCo Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary.

The following table presents the balance sheets of the Markel Diversified Fund, which are included on the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Equity securities: Investment in unconsolidated Markel CATCo Fund	$16,866	$27,547
Other	198	1,082
Total Assets	$17,064	$28,629

Liabilities and Equity
Note payable	$24,875	$24,875
Other	65	200
Total Liabilities	24,940	25,075
Total Equity	(7,876)	3,554
Total Liabilities and Equity	$17,064	$28,629

The assets of the Markel Diversified Fund are available for use only by the Markel Diversified Fund, and are not available for use by the Company. Equity securities for the Markel Diversified Fund represent an investment in one of the unconsolidated Markel CATCo Funds and represent 3% of the outstanding preference shares of that fund as of September 30, 2019 and 2% as of December 31, 2018. The note payable was delivered as part of the consideration provided for the Markel Diversified Fund's investment in the unconsolidated Fund. This note payable is included in senior long-term debt and other debt on the Company's consolidated balance sheets. Negative equity as of September 30, 2019 reflects cumulative losses on the Company's investment in the unconsolidated Fund in excess of the portion that has been funded in cash. Other than the note payable, any liabilities held by the Markel Diversified Fund have no recourse to the Company's general credit.

The Company also has an investment in another one of the Markel CATCo Funds ($27.6 million and $26.2 million as of September 30, 2019 and December 31, 2018, respectively) but does not have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, and therefore does not consolidate that fund.

The Company's exposure to risk from the unconsolidated Markel CATCo Funds and Markel CATCo Re was historically limited to its investment and any earned but uncollected fees. Beginning in 2019, the Company also entered into various reinsurance contracts on behalf of Markel CATCo Re. See note 15. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of September 30, 2019, net assets under management of MCIM for unconsolidated VIEs were $3.0 billion. See note 18.

15. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length. Details of the Company's transactions with related parties in its insurance-linked securities operations are included below.
Nephila
In November 2018, the Company expanded its insurance-linked securities operations through the acquisition of Nephila, which serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and as both a service company coverholder and agent with binding authority for Lloyd’s Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). Nephila receives management fees for its investment and insurance management services from the Nephila Funds based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds it manages. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premiums of the insurance contracts placed. Total revenues attributed to services provided to the Nephila Funds and the Nephila Reinsurers for the quarter and nine months ended September 30, 2019 were $42.7 million and $124.7 million, respectively.

Within the Company’s program services business, the Company has a program with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through this arrangement, Nephila utilizes certain of the Company’s licensed insurance companies to write U.S. catastrophe exposed property risk that is then ceded to Nephila Reinsurers. For the quarter and nine months ended September 30, 2019, gross premiums written through the Company’s program with Nephila were $126.4 million and $360.6 million, respectively, all of which were ceded to Nephila Reinsurers. As of September 30, 2019 and December 31, 2018, reinsurance recoverables on the consolidated balance sheets included $229.8 million and $179.8 million, respectively, due from Nephila Reinsurers.
Under this program, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under this program exceed the prescribed limit, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under this program are unlikely, those losses, if incurred, could be material to the Company’s consolidated results of operations and financial condition.
The Company has also entered into both assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.
Markel CATCo
During the first quarter of 2019, the Company entered into various reinsurance contracts with third parties on behalf of Markel CATCo Re, an unconsolidated subsidiary, in exchange for ceding fees. These reinsurance contracts primarily cover losses for events that may occur during 2019, however, in some instances, coverage is also provided for adverse development on 2018 and prior accident years’ loss events. Incurred losses on these contracts are fully ceded to Markel CATCo Re. The loss exposures on these contracts are fully collateralized by Markel CATCo Re up to an amount that the Company believes is unlikely to be exceeded. The Company has credit risk from Markel CATCo Re for any uncollateralized amounts. Markel CATCo Re's ability to pay losses in excess of the collateralized amounts depends on the availability of funds that are not otherwise needed to pay losses on other contracts. As of September 30, 2019, the Company's maximum exposure to loss on these contracts, representing the net uncollateralized risks, was $191.6 million. Total ceding fees attributed to these contracts were $8.8 million, of which $2.2 million and $6.6 million was earned and included in services and other revenues in the Company's consolidated statements of income and other comprehensive income for the quarter and nine months ended September 30, 2019, respectively. Results attributed to these contracts are not included in a reportable segment.

Within the Company's reinsurance operations, the Company also enters into reinsurance contracts that are ceded to Markel CATCo Re. Under this program, the Company retains underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under this program exceed the prescribed limit, the Company is obligated to pay such losses to the cedents without recourse to Markel CATCo Re. Gross premiums written and ceded to Markel CATCo Re were $0.1 million and $5.5 million for the quarter and nine months ended September 30, 2019, respectively, and $1.0 million and $10.6 million for the quarter and nine months ended September 30, 2018, respectively.
See note 14 for details of the Company's other transactions with Markel CATCo Re and the Markel CATCo Funds.

16. Shareholders' Equity

a)In August 2019, the Board of Directors approved a new share repurchase program (the 2019 Program) to replace the previous share repurchase program that was approved by the Board of Directors in May 2018 (the 2018 Program). Consistent with the 2018 Program, the 2019 Program provides for the repurchase of up to $300 million of common stock and has no expiration date but may be terminated by the Board of Directors at any time.

During the nine months ended September 30, 2019, the Company repurchased an aggregate of 77,991 shares of common stock at a cost of $81.1 million, including 73,371 shares repurchased under the 2018 Program at a cost of $75.8 million, and 4,620 shares repurchased under the 2019 program at a cost of $5.4 million. In total, the Company repurchased 93,036 shares of common stock under the 2018 Program at a cost of $97.2 million.

b)Net income per share was determined by dividing adjusted net income to shareholders by the applicable weighted average shares outstanding. Diluted net income per share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income to shareholders	$205,637	$409,438	$1,279,362	$623,363
Adjustment of redeemable noncontrolling interests	(12,221)	(12,035)	9,464	(6,621)
Adjusted net income to shareholders	$193,416	$397,403	$1,288,826	$616,742

Basic common shares outstanding	13,849	13,917	13,870	13,925
Dilutive potential common shares from restricted stock units and restricted stock	15	26	12	24
Diluted shares outstanding	13,864	13,943	13,882	13,949
Basic net income per share	$13.97	$28.56	$92.92	$44.29
Diluted net income per share	$13.95	$28.50	$92.84	$44.21

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

The following table presents the change in accumulated other comprehensive income (loss) by component, net of taxes and noncontrolling interests, for the nine months ended September 30, 2019 and 2018.

(dollars in thousands)	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2017	$2,477,973	$(74,003)	$(58,399)	$2,345,571
Cumulative effect of adoption of ASU No. 2016-01	(2,615,734)	2,492	—	(2,613,242)
Cumulative effect of adoption of ASU No. 2018-02	401,539	—	—	401,539
January 1, 2018	263,778	(71,511)	(58,399)	133,868
Other comprehensive income (loss) before reclassifications	(306,069)	(19,928)	1,741	(324,256)
Amounts reclassified from accumulated other comprehensive income	5,496	—	—	5,496
Total other comprehensive income (loss)	(300,573)	(19,928)	1,741	(318,760)
September 30, 2018	$(36,795)	$(91,439)	$(56,658)	$(184,892)

December 31, 2018	$48,060	$(86,652)	$(56,058)	$(94,650)
Other comprehensive income (loss) before reclassifications	329,113	(5,929)	2,338	325,522
Amounts reclassified from accumulated other comprehensive loss	760	—	—	760
Total other comprehensive income (loss)	329,873	(5,929)	2,338	326,282
September 30, 2019	$377,933	$(92,581)	$(53,720)	$231,632

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

The following table summarizes the tax expense (benefit) associated with each component of other comprehensive income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Change in net unrealized gains (losses) on available-for-sale investments:
Net holding gains (losses) arising during the period	$13,018	$(24,047)	$88,168	$(84,825)
Reclassification adjustments for net losses included in net income	54	2,810	202	1,461
Change in net unrealized gains (losses) on available-for-sale investments	13,072	(21,237)	88,370	(83,364)
Change in foreign currency translation adjustments	—	6,594	—	3,072
Change in net actuarial pension loss	123	135	622	463
Total	$13,195	$(14,508)	$88,992	$(79,829)

The following table presents the details of amounts reclassified from accumulated other comprehensive income (loss) into income, by component.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Unrealized holding gains (losses) on available-for-sale investments:
Net realized investment losses, excluding other-than-temporary impairment losses	(257)	(13,383)	(962)	(6,957)
Income taxes	54	2,810	202	1,461
Reclassification of unrealized holding losses, net of taxes	$(203)	$(10,573)	$(760)	$(5,496)

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$(585)	$(644)	$(2,960)	$(2,204)
Income taxes	123	135	622	463
Reclassification of net actuarial pension loss, net of taxes	$(462)	$(509)	$(2,338)	$(1,741)

18. Commitments and Contingencies

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

Between January 11, 2019 and March 7, 2019, several related putative class actions were filed in the U.S. District Court for the Southern District of New York against Markel Corporation and certain present or former officers and directors alleging violations of the federal securities laws relating to the matters that are the subject of the Markel CATCo Inquiries (the Markel Securities Litigation). The actions were consolidated. On August 6, 2019, the Markel Securities Litigation was voluntarily dismissed.

On February 21, 2019, Anthony Belisle and Alissa Fredricks, two senior executives who are no longer with MCIM, each separately filed suit against MCIM and Markel Corporation, which suits were amended on March 29, 2019 and March 28, 2019, respectively (the MCIM Executive Suits). As amended, Mr. Belisle's complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $66.0 million in incentive compensation, enhanced compensatory damages, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, MCIM, Markel Corporation, and Mr. Belisle agreed to commence binding arbitration to finally, fully and confidentially resolve the claims and counterclaims alleged in the action, and the Belisle suit was dismissed with prejudice in July 2019. The arbitrators have been selected and the arbitration proceeding has commenced. The Company believes that Mr. Belisle's claims are without merit and any material loss resulting from the Belisle binding arbitration to be remote. As amended, Ms. Fredricks' complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $7.5 million in incentive compensation, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, the action filed by Ms. Fredricks was settled by mutual agreement to the satisfaction of all parties.

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

In December 2018, investors in the Markel CATCo Funds were offered an additional redemption opportunity (the Special Redemption). Under the Special Redemption, investors in the Markel CATCo Funds were offered the option, through March 29, 2019, to redeem any or all shares held as of June 30, 2019. Through both the Special Redemption and the annual redemption for January 1, 2019, substantially all of the capital in the Markel CATCo Funds was tendered for redemption. In July 2019, MCIM announced it would cease accepting new investments in the Markel CATCo Funds and would not write any new business in Markel CATCo Re. Both the Markel CATCo Funds and Markel CATCo Re have been placed into run-off, returning capital to investors as it becomes available. The process is expected to take approximately three years. Payment for the redemptions of shares is an obligation of the Markel CATCo Funds, not Markel Corporation or its subsidiaries.

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

Final resolution of this matter could ultimately result in additional remediation and other costs, the amount of which cannot be estimated at this time, but which could have a material impact on the Company’s income before income taxes. However, management does not expect this matter ultimately will have a material adverse effect on the Company’s results of operations or financial condition. If a determination is made that additional costs associated with this matter are considered probable, these additional costs will be recognized as an expense in the Company's results of operations. As of September 30, 2019, $21.4 million remained accrued for ongoing remediation efforts.

In addition, contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

c) In September 2019, the Company announced the launch of Lodgepine Capital Management Limited (Lodgepine), its new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering will be Lodgepine Fund Limited, a property catastrophe retrocessional investment fund, which is expected to launch by January 1, 2020. The Company has committed to invest up to $100 million in Lodgepine Fund Limited.

19. Subsequent Events

In October 2019, Japan sustained losses from Typhoon Hagibis. Based on information currently available, the Company estimates its range of net incurred losses and loss adjustment expenses on this event is between $60 million and $120 million before income taxes. This estimated range of losses was derived based on preliminary industry loss estimates and reviews of in-force contracts. However, early industry loss estimates for Typhoon Hagibis have a wide range of variability. The Company will refine its estimate of losses, which will be recorded in the fourth quarter of 2019, as more details about the actual level of claims emerge.

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

•	Program services - our program services business serves as a fronting platform that provides other insurance entities access to the U.S. property and casualty insurance market

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

Insurance-linked Securities

Our insurance-linked securities operations are comprised of our Nephila and Markel CATCo operations.
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
Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and as both a service company coverholder and agent with binding authority for Lloyd’s Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements. Nephila's net assets under management were $10.5 billion and $11.6 billion as of September 30, 2019 and December 31, 2018, respectively.
Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM). MCIM is an insurance-linked securities investment fund manager headquartered in Bermuda that focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). MCIM also serves as the investment manager to CATCo Reinsurance Opportunities Fund Ltd. (CROF), a limited liability closed-end Bermuda exempted mutual fund company listed on a market operated by the London Stock Exchange and on the Bermuda Stock Exchange. CROF invests substantially all of its assets in Markel CATCo Reinsurance Fund Ltd. Both Markel CATCo Re and the Markel CATCo Funds are unconsolidated subsidiaries of Markel Corporation. MCIM's net assets under management were $3.0 billion and $3.4 billion as of September 30, 2019 and December 31, 2018, respectively. In July 2019, MCIM announced it would cease accepting new investments in the Markel CATCo Funds and would not write any new business in Markel CATCo Re. Both the Markel CATCo Funds and Markel CATCo Re have been placed into run-off, returning capital to investors as it becomes available. See note 18 of the notes to consolidated financial statements for further details regarding recent developments within our Markel CATCo operations.

In September 2019, we announced the launch of Lodgepine Capital Management Limited (Lodgepine), our new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering will be Lodgepine Fund Limited, a property catastrophe retrocessional investment fund, which is expected to launch by January 1, 2020. We have committed to invest up to $100 million in Lodgepine Fund Limited.

Program Services

Our program services business is conducted through our State National division and is separately managed from our underwriting operations. Our program services business generates fee income, in the form of ceding (program service) fees, by offering issuing carrier capacity to both specialty general agents and other producers who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk, including Syndicate 2357. Through our program services business, we write a wide variety of insurance products, principally including general liability insurance, commercial liability insurance, commercial multi-peril insurance, property insurance and workers' compensation insurance, substantially all of which is ceded to third parties. Gross written premiums in our program services business were $619.2 million and $1.8 billion for the quarter and nine months ended September 30, 2019, respectively, and $561.3 million and $1.6 billion for the quarter and nine months ended September 30, 2018, respectively, substantially all of which was ceded.

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

Our critical accounting estimates consist of estimates and assumptions used in determining the reserves for unpaid losses and loss adjustment expenses and life and annuity reinsurance benefit reserves as well as estimates and assumptions used in the valuation of goodwill and intangible assets. We review the adequacy of reserves for unpaid losses and loss adjustment expenses and life and annuity reinsurance benefit reserves quarterly. Estimates and assumptions used in the valuation of goodwill and intangible assets are reviewed in conjunction with an acquisition and goodwill and indefinite-lived intangible assets are reassessed at least annually for impairment. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

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

Results of Operations

The following table presents the components of net income to shareholders and comprehensive income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Insurance segment underwriting profit	$81,285	$42,453	$180,945	$219,268
Reinsurance segment underwriting profit (loss)	(6,475)	(33,663)	5,697	(2,940)
Investing segment profit (1)	145,364	532,239	1,408,771	727,579
Markel Ventures segment profit (2)	35,467	23,633	147,056	60,429
Other operations (3)	6,607	(9,057)	(18,945)	(32,440)
Interest expense	(47,465)	(37,961)	(129,022)	(114,722)
Net foreign exchange gains	53,850	1,383	57,001	65,427
Loss on early extinguishment of debt	(6,705)	—	(6,705)	—
Income tax expense	(57,975)	(109,999)	(356,849)	(299,580)
Net loss (income) attributable to noncontrolling interests	1,684	410	(8,587)	342
Net income to shareholders	205,637	409,438	1,279,362	623,363
Other comprehensive income (loss) to shareholders	44,432	(94,332)	326,282	(318,760)
Comprehensive income to shareholders	$250,069	$315,106	$1,605,644	$304,603

(1)
Net investment income and net investment gains, if any, attributable to Markel Ventures are included in segment profit for Markel Ventures. All other net investment income and net investment gains are included in investing segment profit.

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

The components of net income to shareholders and comprehensive income to shareholders are discussed in detail under "Underwriting Results," "Investing Results," "Markel Ventures," "Other Operations," "Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes" and "Comprehensive Income to Shareholders."

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

Consolidated
The following table presents selected data from our underwriting operations, including any business retained through our program services operations and amounts attributable to lines that were discontinued in conjunction with acquisitions, neither of which are included in a reportable segment.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Gross premium volume (1)	$1,645,995	$1,483,059	$4,944,336	$4,512,805
Net written premiums	1,370,384	1,216,271	4,153,115	3,731,679
Net retention (1)	83%	82%	84%	83%
Earned premiums	1,300,032	1,185,323	3,703,470	3,484,528
Losses and loss adjustment expenses	752,134	736,846	2,118,000	1,951,142
Underwriting, acquisition and insurance expenses	475,219	441,961	1,392,747	1,317,921
Underwriting profit	72,679	6,516	192,723	215,465

U.S. GAAP Combined Ratios
Insurance	92%	96%	94%	92%
Reinsurance	103%	115%	99%	100%
Markel Corporation (Consolidated)	94%	99%	95%	94%

(1)
Gross premium volume and net retention exclude $618.5 million and $1.8 billion for the quarter and nine months ended September 30, 2019, respectively, and $560.7 million and $1.6 billion for the quarter and nine months ended September 30, 2018, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.

Underwriting results for the quarter and nine months ended September 30, 2019 included $42.6 million of underwriting loss from Hurricane Dorian and Typhoon Faxai (2019 Catastrophes). Estimated net losses and loss adjustment expenses on the 2019 Catastrophes were net of estimated ceded losses of $4.8 million. Both the gross and net loss estimates on the 2019 Catastrophes represent our best estimate of losses based upon information currently available. Our estimate for these losses is based on preliminary industry loss estimates, output from both industry and proprietary models as well as a review of in-force contracts, and for Hurricane Dorian, claims received to date and detailed policy level reviews. Early industry loss estimates for Typhoon Faxai have a wide range of variability. While we believe our reserves for the 2019 Catastrophes as of September 30, 2019 are adequate, we continue to closely monitor industry loss estimates and reported claims and will adjust our estimates of gross and net losses as new information becomes available.

Underwriting results for the quarter and nine months ended September 30, 2018 included $75.7 million of underwriting loss from Hurricane Florence and Typhoon Jebi (2018 Catastrophes). Estimated net losses and loss adjustment expenses on the 2018 Catastrophes were net of estimated ceded losses of $28.6 million.

The following table summarizes, by segment, the components of the underwriting losses related to the 2019 and 2018 Catastrophes for the quarter and nine months ended September 30, 2019 and 2018, respectively.

	Quarter and Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Insurance	Reinsurance	Consolidated	Insurance	Reinsurance	Consolidated
Losses and loss adjustment expenses	$13,868	$31,253	$45,121	$39,200	$38,622	$77,822
Ceded (assumed) reinstatement premiums	—	(2,475)	(2,475)	397	(2,500)	(2,103)
Underwriting loss	$13,868	$28,778	$42,646	$39,597	$36,122	$75,719
Impact on quarter to date combined ratio	1%	12%	3%	4%	16%	6%
Impact on year to date combined ratio	—%	4%	1%	1%	5%	2%

The decrease in the consolidated combined ratio for the quarter ended September 30, 2019 was primarily attributable to lower catastrophe losses and more favorable development on prior accident years' loss reserves within our Insurance segment in 2019 compared to 2018. The increase in the consolidated combined ratio for the nine months ended September 30, 2019 was driven primarily by less favorable development on prior accident years' loss reserves in 2019 compared to 2018 within our Insurance segment.

Insurance Segment

The combined ratio for the Insurance segment was 92% (including one point for the underwriting loss on the 2019 Catastrophes) for the quarter ended September 30, 2019 compared to 96% (including four points for the underwriting loss on the 2018 Catastrophes) for the same period of 2018.

For the quarter ended September 30, 2019, the decrease in the combined ratio was driven by lower catastrophe losses in the third quarter of 2019 compared to 2018 and more favorable development on prior accident years' loss reserves. Higher earned premiums in 2019 compared to 2018 had a favorable impact on our expense ratio and an unfavorable impact on the prior years' loss ratio.

•
The Insurance segment's combined ratio for the quarter ended September 30, 2019 included $135.0 million of favorable development on prior years' loss reserves compared to $111.1 million for the same period of 2018. The impact of more favorable development on prior years' loss reserves was partially offset by the unfavorable impact of higher earned premiums on the prior years' loss ratio. The increase in favorable development was primarily due to more favorable development on our professional liability and general liability product lines in 2019 compared to 2018, partially offset by less favorable development on our marine and energy product lines in 2019 compared to 2018. For the quarter ended September 30, 2019, favorable development was most significant on our general liability product lines, primarily on the 2014 to 2018 accident years, workers' compensation product lines, primarily on the 2016 to 2018 accident years, and professional liability product lines, primarily on the 2017 and 2018 accident years. The favorable development on prior years' loss reserves in the third quarter of 2018 was most significant on our general liability, workers' compensation and marine and energy product lines.

•
The expense ratio for the quarter ended September 30, 2019 was flat compared to the same period of the prior year. The favorable impact from higher earned premiums in 2019 compared to 2018 was offset by a lower benefit from ceding commissions in 2019 compared to 2018 due to recent changes in our outwards reinsurance treaty structures. In late 2018, we shifted from buying proportional reinsurance coverages towards excess of loss coverages for our general liability and professional liability product lines.

The combined ratio for the Insurance segment was 94% for the nine months ended September 30, 2019 compared to 92% (including one point for the underwriting loss on the 2018 Catastrophes) for the same period of 2018.

For the nine months ended September 30, 2019, the increase in the combined ratio was driven by less favorable development on prior accident years' loss reserves, partially offset by lower catastrophe losses in 2019 compared to 2018. Higher earned premiums in 2019 compared to 2018 had a favorable impact on our expense ratio and an unfavorable impact on the prior years' loss ratio.

•	The current accident year loss ratio for the nine months ended September 30, 2019 decreased compared to the prior period, primarily due to lower catastrophe losses in 2019 compared to 2018.

•
The Insurance segment's combined ratio for the nine months ended September 30, 2019 included $309.3 million of favorable development on prior years' loss reserves compared to $369.8 million for the same period in 2018. The decrease in favorable development was primarily due to less favorable development on our marine and energy and programs products lines in 2019 compared to 2018 and adverse development on our property product lines in 2019 compared to favorable development in 2018. These unfavorable changes were partially offset by more favorable development on our general liability product lines. The adverse development on our property product lines in 2019 was due to adverse development on our brokerage property product line resulting from higher than expected losses, primarily on the 2018 accident year, as well as modest adverse development on prior year catastrophes. Additionally, the benefit of favorable development on the combined ratio was reduced in 2019 as a result of higher earned premiums in 2019 compared to 2018. For the nine months ended September 30, 2019, favorable development was most significant on our general liability product lines, primarily on the 2013 to 2017 accident years, workers' compensation product lines, primarily on the 2015 to 2018 accident years, and professional liability product lines, primarily on the 2017 and 2018 accident years. The favorable development on prior years' loss reserves in 2018 was most significant on our general liability, workers' compensation, marine and energy and professional liability product lines.

•
The expense ratio for the nine months ended September 30, 2019 decreased compared to the same period of 2018, primarily due to the favorable impact of higher earned premiums, partially offset by a lower benefit from ceding commissions due to changes in our outwards reinsurance treaty structures, as described above.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 103% (including 12 points for the underwriting loss on the 2019 Catastrophes) for the quarter ended September 30, 2019 compared to 115% (including 16 points for the underwriting loss on the 2018 Catastrophes) for the same period of 2018.

For the quarter ended September 30, 2019, the decrease in the combined ratio was driven by a lower current accident year loss ratio and a lower expense ratio in 2019 compared to 2018.

•
The current accident year loss ratio for the quarter ended September 30, 2019 decreased compared to the same period in 2018. The decrease in the current year loss ratio was attributable to the beneficial impact of more favorable premium adjustments in 2019 compared to 2018, primarily on our workers' compensation and credit and surety product lines, partially offset by an unfavorable impact arising from changes in our outwards property reinsurance treaty structures in 2019 related to the elimination of our proportional property reinsurance treaty and the purchase of additional excess of loss property and catastrophe reinsurance coverage. The decrease in the current accident year loss ratio was also attributable to lower catastrophe losses in 2019 compared to 2018.

•
The Reinsurance segment's combined ratio for the quarter ended September 30, 2019 included $13.8 million of favorable development on prior accident years' loss reserves compared to $12.7 million for the same period of 2018. For the quarter ended September 30, 2019, favorable development was most significant on our property product lines across several accident years. The favorable development on prior years' loss reserves in the third quarter of 2018 was most significant on our credit and surety, marine and energy and workers' compensation product lines.

•
The expense ratio for the quarter ended September 30, 2019 decreased compared to the same period of 2018 primarily due lower general expenses, the favorable impact of higher earned premiums and lower profit sharing expenses in 2019 compared to 2018.

The combined ratio for the Reinsurance segment was 99% (including four points for the underwriting loss on the 2019 Catastrophes) for the nine months ended September 30, 2019 compared to 100% (including five points for the underwriting loss on the 2018 Catastrophes) for the same period of 2018.

For the nine months ended September 30, 2019, the decrease in the combined ratio was driven by lower catastrophe losses, partially offset by a higher expense ratio in 2019 compared to 2018.

•
Excluding the impact of 2019 and 2018 Catastrophes, the current accident year loss ratio for the nine months ended September 30, 2019 was flat compared to the prior year. Changes in our outwards property reinsurance treaty structures in 2019 as described above resulted in a higher net attritional loss ratio. The impact of these changes was offset by the favorable impact of reinstatement premiums and more favorable premium adjustments in 2019 compared to 2018, primarily on our workers' compensation and professional liability product lines.

•
The Reinsurance segment's combined ratio for the nine months ended September 30, 2019 included $20.7 million of favorable development on prior accident years' loss reserves compared to $18.1 million for the same period in 2018. In both periods, the favorable development on prior years' loss reserves was partially offset by adverse development on prior year catastrophes. For the nine months ended September 30, 2019, favorable development was most significant on our aviation and whole account product lines across several accident years and on our auto product lines, primarily on the 2012 to 2015 accident years. The favorable development on prior years' loss reserves in 2018 was most significant on our credit and surety and marine and energy product lines.

•
The expense ratio for the nine months ended September 30, 2019 increased compared to the same period of 2018 due to an unfavorable impact from higher ceded earned premiums resulting from changes in our outwards property reinsurance treaty structures, as described above.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums.

Gross Premium Volume
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Insurance	$1,418,363	$1,248,150	$3,979,559	$3,575,340
Reinsurance	226,387	234,360	963,145	935,498
Other underwriting	516	(7)	12	(1)
Total Underwriting	1,645,266	1,482,503	4,942,716	4,510,837
Program Services and other	619,226	561,268	1,823,965	1,577,251
Total	$2,264,492	$2,043,771	$6,766,681	$6,088,088

Gross premium volume in our underwriting operations for the quarter and nine months ended September 30, 2019 increased 11% and 10%, respectively, compared to the same periods of 2018. The increase in gross premium volume for the quarter ended September 30, 2019 was attributable to an increase in gross premium volume within our Insurance segment. The increase in gross premium volume for the nine months ended September 30, 2019 was attributable to an increase in gross premium volume within both our Insurance and Reinsurance segments. Also impacting consolidated gross premium volume were gross premiums written from our program services business and other fronting arrangements, which increased 10% and 16% for the quarter and nine months ended September 30, 2019, respectively. Substantially all gross premiums from our program services business and other fronting arrangements were ceded to third parties for the quarter and nine months ended September 30, 2019 and 2018.

Gross premium volume in our Insurance segment increased 14% and 11% for the quarter and nine months ended September 30, 2019, respectively. The increase in gross premium volume for both the quarter and nine months ended September 30, 2019 was primarily driven by growth within our professional liability, general liability and personal lines product lines.

Gross premium volume in our Reinsurance segment decreased 3% for the quarter ended September 30, 2019 and increased 3% for the nine months ended September 30, 2019 compared to the same periods of 2018. The decrease in gross premium volume for the quarter ended September 30, 2019 was driven by certain contracts that were not renewed and lower gross premiums on multi-year contracts, primarily in our property product lines. These decreases were partially offset by higher gross premium volume within our workers' compensation product lines, due to favorable premium adjustments on a significant treaty. The increase in gross premium volume for the nine months ended September 30, 2019 was driven by higher gross premiums within our workers' compensation product lines, primarily due to favorable premium adjustments on a significant treaty, and general liability product lines, primarily due to a favorable impact from the timing of renewals. These increases were partially offset by lower gross premiums in our property and aviation product lines, primarily due to non-renewals. Lower gross premiums in our property product lines were also due to lower gross premiums from multi-year contracts. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Following the high level of natural catastrophes that have occurred over the last three years, and based on general market conditions, we have seen more favorable rates, particularly on our catastrophe-exposed and loss-affected business. We are also seeing improved pricing on many of our other product lines, the primary exception being workers' compensation, where we continue to see rate decreases given favorable experience in recent years. Overall, the market remains competitive. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net Written Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Insurance	$1,181,919	$1,021,684	$3,306,447	$2,935,789
Reinsurance	187,180	195,349	844,949	795,136
Other underwriting	556	(1,318)	99	(1,214)
Total Underwriting	1,369,655	1,215,715	4,151,495	3,729,711
Program Services and other	729	556	1,620	1,968
Total	$1,370,384	$1,216,271	$4,153,115	$3,731,679

Net retention of gross premium volume for our underwriting operations for the quarter and nine months ended September 30, 2019 was 83% and 84%, respectively, compared to 82% and 83% for the same periods of 2018. The increase in net retention for the quarter and nine months ended September 30, 2019 compared to the same periods of 2018 was driven by an increase in net retention within the Insurance segment resulting from recent changes in our outwards reinsurance treaty structures. In late 2018, we shifted from buying proportional reinsurance coverages towards excess of loss coverages for our general liability and professional liability product lines, which resulted in higher retentions. These increases in net retention were partially offset by lower retention on our personal lines product lines.

Earned Premiums
	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Insurance	$1,058,869	$961,062	$3,023,865	$2,782,107
Reinsurance	240,144	225,277	678,382	702,854
Other underwriting	556	(1,318)	99	(1,214)
Total Underwriting	1,299,569	1,185,021	3,702,346	3,483,747
Program Services and other	463	302	1,124	781
Total	$1,300,032	$1,185,323	$3,703,470	$3,484,528

Earned premiums for the quarter and nine months ended September 30, 2019 increased 10% and 6%, respectively, compared to the same periods of 2018. The increase in earned premiums for both the quarter and nine months ended September 30, 2019 was attributable to an increase in earned premiums within our Insurance segment.

The increase in earned premiums in our Insurance segment for both the quarter and nine months ended September 30, 2019 was primarily due to the increase in gross premium volume within our general liability and professional liability product lines, as described above. The increase in earned premiums in our Reinsurance segment for the quarter ended September 30, 2019 was primarily due to the increase in gross premium volume within our workers' compensation product lines, as described above, partially offset by higher ceded earned premiums resulting from changes in our outwards property reinsurance treaty structures. The decrease in earned premiums in our Reinsurance segment for the nine months ended September 30, 2019 was driven by the non-renewal of two large specialty quota share treaties and higher ceded earned premiums resulting from changes in our outwards property reinsurance treaty structures, partially offset by favorable premium adjustments, primarily within our workers' compensation and professional liability product lines.

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

The following table summarizes our investment performance.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net investment income	$113,382	$106,307	$339,395	$319,710
Net investment gains	$32,144	$426,075	$1,069,988	$408,326
Change in net unrealized investment gains (losses) on available-for-sale securities	$92,904	$(101,666)	$511,307	$(383,937)
Investment yield (1)	0.7%	0.7%	2.3%	2.0%
Taxable equivalent total investment return, before foreign currency effect			11.3%	2.3%
Taxable equivalent total investment return			10.9%	2.1%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at cost.

The increase in net investment income for the quarter and nine months ended September 30, 2019 compared to the same periods of 2018 was driven primarily by higher dividend income due to increased equity holdings and dividend rates. The increase in net investment income for the quarter ended September 30, 2019 was partially offset by a decrease in interest income on our fixed maturity portfolio, primarily due to decreased holdings of fixed maturities compared to 2018. The increase in net investment income for the nine months ended September 30, 2019 was also driven by higher short-term investment income, primarily due to higher short-term interest rates. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.
Net investment gains for both the quarter and nine months ended September 30, 2019 were primarily attributable to an increase in the fair value of equity securities, which was driven by market value movements. See note 4(e) of the notes to consolidated financial statements for further details on the components of net investment gains.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Nine Months Ended September 30,
	2019	2018
Investment yield (1)	2.3%	2.0%
Adjustment of investment yield from amortized cost to fair value	(0.5)%	(0.4)%
Net amortization of net premium on fixed maturities	0.3%	0.3%
Net investment gains and change in net unrealized investment gains on available-for-sale securities	8.4%	0.4%
Taxable equivalent effect for interest and dividends (2)	0.1%	0.1%
Other (3)	0.3%	(0.3)%
Taxable equivalent total investment return	10.9%	2.1%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

(3)	Adjustment to reflect the impact of changes in foreign currency exchange rates and time-weighting the inputs to the calculation of taxable equivalent total investment return.

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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Operating revenues	$496,243	$469,414	$1,568,443	$1,440,541
Operating income	$35,467	$23,633	$147,056	$60,429
EBITDA	$58,716	$45,804	$219,131	$128,266
Net income to shareholders	$19,877	$20,198	$84,878	$34,374

Operating revenues from our Markel Ventures segment increased $26.8 million and $127.9 million for the quarter and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. The increase in operating revenues for both periods was driven by higher revenues in our products businesses, primarily due to the contribution of revenues from Brahmin, which was acquired in the fourth quarter of 2018, and higher sales volumes at one of our transportation-related businesses. These increases were partially offset by lower sales volumes at one of our equipment manufacturing businesses compared to the same periods of 2018. The increase in operating revenues for the nine months ended September 30, 2019 was also attributable to growth within one of our consulting services businesses.

The increase in operating income and EBITDA for the quarter ended September 30, 2019 was primarily due to higher operating revenues at one of our transportation-related businesses in 2019, as described above. The increase in operating income and EBITDA for the nine months ended September 30, 2019 was primarily due to $33.5 million of expense incurred in 2018 related to an investigation and remediation associated with the manufacture of products at one of our businesses. We also recorded an impairment charge of $14.9 million related to intangible assets at this reporting unit in 2018. The increase in operating income and EBITDA for the nine months ended September 30, 2019 was also attributable to improved operating results at one of our consumer and building products businesses in 2019.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Markel Ventures operating income	35,467	23,633	147,056	60,429
Depreciation expense	12,892	13,032	40,401	38,505
Amortization of intangible assets	10,357	9,139	31,674	29,332
Markel Ventures EBITDA	$58,716	$45,804	$219,131	$128,266

Net income to shareholders from our Markel Ventures operations decreased slightly for the quarter ended September 30, 2019 compared to the same period of 2018 as higher operating income was more than offset by higher income tax and interest expenses. Net income to shareholders increased for the nine months ended September 30, 2019 compared to the same period of 2018, primarily due to higher operating income, partially offset by higher income tax and interest expenses.

Other Operations

The following tables present the components of operating revenues and operating expenses that are not included in a reportable segment.

	Quarter Ended September 30,
	2019			2018
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations
Insurance-linked securities	$54,947	$46,123	$9,612	$18,258	$18,007	$1,991
Program services	28,844	3,422	5,235	22,621	4,506	5,235
Life and annuity	378	1,789	—	396	6,235	—
Other	7,250	6,009	650	7,698	8,352	737
	91,419	57,343	15,497	48,973	37,100	7,963
Underwriting operations			9,841			10,693
Total	$91,419	$57,343	$25,338	$48,973	$37,100	$18,656

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations
Insurance-linked securities	$158,570	$159,006	$33,748	$52,965	$53,254	$5,973
Program services	79,395	14,300	15,704	67,402	22,164	15,704
Life and annuity	1,145	14,284	—	1,273	21,141	—
Other	24,868	20,425	2,019	24,145	23,876	1,831
	263,978	208,015	51,471	145,785	120,435	23,508
Underwriting operations			29,518			33,419
Total	$263,978	$208,015	$80,989	$145,785	$120,435	$56,927

Insurance-Linked Securities

The increase in operating revenues and operating expenses in our insurance-linked securities operations for the quarter and nine months ended September 30, 2019 compared to the same periods of 2018 reflects the contribution of Nephila, which was acquired in the fourth quarter of 2018. The contribution of revenues from Nephila was partially offset by lower revenues from our Markel CATCo operations, due to lower assets under management during the quarter and nine months ended September 30, 2019 compared to the same periods of 2018 and, effective January 1, 2019, a reduction in management fees charged on sidepocket shares, which represent shares that are restricted following the occurrence of catastrophic loss events for which uncertainty still exists around the ultimate incurred losses on the underlying reinsurance contracts. Additionally, operating expenses for the quarter and nine months ended September 30, 2019 were impacted by costs associated with the internal review of matters at our Markel CATCo operations and related litigation costs, the effects of which were more than offset by lower retention and incentive compensation costs in our Markel CATCo operations in 2019 compared to 2018. See note 18 of the notes to consolidated financial statements for further details around recent developments in our Markel CATCo operations.

Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes

Interest Expense

Interest expense was $47.5 million and $129.0 million for the quarter and nine months ended September 30, 2019, respectively, compared to $38.0 million and $114.7 million for the same periods of 2018. The increase in interest expense for both periods of 2019 was due to interest expense associated with our 5.0% unsecured senior notes which were issued in the second quarter of 2019.

Loss on Early Extinguishment of Debt

In September 2019, we purchased $125.2 million of principal on our 6.25% unsecured senior notes due September 30, 2020 and $97.8 million of principal on our 5.35% unsecured senior notes due June 1, 2021 through a tender offer at a total purchase price of $130.1 million and $103.0 million, respectively. In connection with the tender offer and purchase, we recognized a loss on early extinguishment of debt of $6.7 million during the quarter and nine months ended September 30, 2019. See "Financial Condition" for further discussion of our 2019 senior long-term debt transactions.

Income Taxes

The effective tax rate was 22% and 32% for the nine months ended September 30, 2019 and 2018, respectively. In 2018, we decided to elect to treat our two most significant United Kingdom (U.K.) subsidiaries as domestic corporations for U.S. tax purposes. Therefore, the earnings and profits from those subsidiaries are no longer considered to be indefinitely reinvested, and during the nine months ended September 30, 2018, we recorded a one-time deferred tax charge of $102.0 million related to the book and tax basis differences attributable to those subsidiaries.

We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. Therefore, we also analyzed our estimated annual effective tax rate, which excludes the impact of these items. The following table summarizes our effective tax rate and estimated annual effective tax rate for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
Effective tax rate	22%	32%
Impact of election to treat U.K. subsidiaries as U.S. taxpayers	—	(11)
Impact of other discrete items	(1)	(1)
Estimated annual effective tax rate	21%	20%

Comprehensive Income to Shareholders

The following table summarizes the components of comprehensive income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income to shareholders	$205,637	$409,438	$1,279,362	$623,363
Other comprehensive income (loss)
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	48,518	(80,429)	329,873	(300,573)
Other, net of taxes	(4,144)	(13,962)	(3,640)	(18,227)
Other comprehensive income attributable to noncontrolling interest	58	59	49	40
Other comprehensive income (loss) to shareholders	44,432	(94,332)	326,282	(318,760)
Comprehensive income to shareholders	$250,069	$315,106	$1,605,644	$304,603

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $21.9 billion at September 30, 2019 compared to $19.2 billion at December 31, 2018. Equity securities were $7.0 billion, or 32% of invested assets, at September 30, 2019, compared to $5.7 billion, or 30% of invested assets, at December 31, 2018.

Net cash provided by operating activities was $712.0 million for the nine months ended September 30, 2019 compared to $763.2 million for the same period of 2018. Net cash flows from operating activities for the nine months ended September 30, 2019 reflected higher claims settlement activity in both of our underwriting segments and higher income tax payments compared to the same period of 2018. Also reflected in net cash provided by operating activities for 2019 were higher premiums in our Insurance segment compared to the same period of 2018.

Net cash used by investing activities was $657.2 million for the nine months ended September 30, 2019 compared to $453.2 million for the same period of 2018. During the nine months ended September 30, 2019, net cash used by investing activities included $212.5 million of cash used to acquire a minority ownership interest in The Hagerty Group, LLC (Hagerty Group). Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $770.6 million for the nine months ended September 30, 2019 compared to net cash used by financing activities of $171.8 million for the same period of 2018. During the nine months ended September 30, 2019, we issued unsecured senior notes with net proceeds of $1.4 billion, before expenses. We used a portion of these proceeds to repay the remaining outstanding balance of our 7.125% unsecured senior notes due September 30, 2019 ($234.8 million aggregate principal outstanding at December 31, 2018). We used an additional portion of these proceeds to purchase $223.0 million of principal on two additional series of our other unsecured senior notes through a tender offer at a total purchase price of $233.1 million. See note 11 of the notes to consolidated financial statements for more details regarding the components of senior long-term debt. During the nine months ended September 30, 2018, we repaid $37.5 million of the outstanding note payable that was delivered as part of the consideration provided for the investment held by the Markel Diversified Fund as well as $44.5 million of debt assumed in connection with the 2017 acquisition of State National Companies, Inc. Cash of $82.0 million and $30.8 million was used to repurchase shares of our common stock during the first nine months of 2019 and 2018, respectively.

In August 2019, our Board of Directors approved a new share repurchase program (the 2019 Program) to replace the previous share repurchase program. Consistent with the previous program, the 2019 Program provides for the repurchase of up to $300 million of common stock and has no expiration date but may be terminated by the Board of Directors at any time. As of September 30, 2019, we had repurchased 4,620 shares of common stock under the 2019 program at a cost of $5.4 million.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 27% at September 30, 2019 and 25% at December 31, 2018.

In October 2019, we redeemed an additional $377.0 million of principal on two series of our unsecured senior notes for a total purchase price of $393.6 million.

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

Our holding company had $3.3 billion and $2.6 billion of invested assets at September 30, 2019 and December 31, 2018, respectively. The increase in invested assets is primarily due to the net proceeds from the issuance of our new unsecured senior notes during the nine months ended September 30, 2019, partially offset by the repayment and purchase of certain unsecured senior notes, as described above, and cash used to acquire a minority ownership interest in Hagerty Group.

Shareholders' equity increased to $10.6 billion at September 30, 2019 from $9.1 billion at December 31, 2018. Book value per share increased to $768.98 at September 30, 2019 from $653.85 at December 31, 2018, primarily due to $1.6 billion of comprehensive income to shareholders for the nine months ended September 30, 2019.

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
A renegotiated agreement was agreed between the U.K. government and the E.U. in October 2019. The U.K. Parliament approved the agreement in principle, but requested an additional extension to allow the U.K. Parliament to consider the proposed agreement further. The E.U. granted a further extension to January 31, 2020. The U.K. Parliament must fully ratify this new proposed agreement or the U.K. will leave the E.U. without an agreement when the extension expires. Under the proposed agreement, the final terms of the future relationship between the U.K. and the E.U. remain to be negotiated. Ultimately, all Brexit terms also must be ratified by the legislative bodies of the 27 E.U. member states.

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

Without a Brexit agreement, U.K. based insurers may be prohibited from administering policies for, or paying claims to, EEA policyholders post Brexit. In order to provide certainty for its EEA policyholders, MIICL transferred its legacy EEA exposures, claims and policies to MISE. This transfer was approved by the U.K. High Court and became effective on March 29, 2019. Lloyd’s also has commenced its transfer of legacy EEA exposures. However, that transfer is not expected to be completed prior to January 31, 2020, and there is no assurance that approval of that transfer will be granted or on what terms and conditions. Lloyd’s has indicated that it intends to honor contractual commitments, including the payment of valid claims, and expects that its approach will be respected by EEA regulators pending the completion of its transfer of legacy EEA exposures. The European Insurance and Occupational Pensions Authority has issued its recommendation to E.U. member states that they adopt legislation to permit the orderly run-off of legacy EEA exposures, claims and policies by U.K. insurers. While some E.U. member states have adopted such legislation, no E.U. member state is obligated to do so, and the terms of any such legislation may vary significantly among the E.U. member states. Without an orderly run-off regime for legacy business in every E.U. member state, Lloyd’s, and in turn, our Lloyd’s syndicate, may be impaired in running-off business, including paying claims, in the E.U. member states.

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

During the nine months ended September 30, 2019, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2018.

The estimated fair value of our investment portfolio at September 30, 2019 was $21.9 billion, 68% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 32% of which was invested in equity securities. At December 31, 2018, the estimated fair value of our investment portfolio was $19.2 billion, 70% of which was invested in fixed maturities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents and 30% of which was invested in equity securities.

Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At September 30, 2019, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about the financial difficulties facing certain foreign countries in light of the adverse economic conditions experienced over the past several years. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. During the nine months ended September 30, 2019, there were no material changes in our foreign government fixed maturity holdings.

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

There were no changes in our internal control over financial reporting during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Business Overview," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Safe Harbor and Cautionary Statement" in our 2018 Annual Report on Form 10-K and under "Risk Factors" in this report, or are included in the items listed below:

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

•
initial estimates for catastrophe losses are often based on limited information, are dependent on broad assumptions about the nature and extent of losses, coverage, liability and reinsurance, and those losses may ultimately differ materially from our expectations;

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

Our premium volume, underwriting and investment results and results from our other operations have been and will continue to be potentially materially affected by these factors. In addition, with respect to previously reported developments at MCIM and the decision to place both the Markel CATCo Funds and Markel CATCo Re into run-off:

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

Markel Securities Litigation

Between January 11, 2019 and March 7, 2019, several related putative class actions were filed in the U.S. District Court for the Southern District of New York against Markel Corporation and certain present or former officers and directors alleging violations of the federal securities laws relating to the matters that are the subject of the Markel CATCo Inquiries. Plaintiffs sought to represent a class of persons or entities that purchased Markel securities between July 26, 2017 and December 6, 2018. The actions were consolidated. The plaintiff in the consolidated action voluntarily dismissed that action without prejudice on August 6, 2019.

Belisle Arbitration

On February 21, 2019, Anthony Belisle filed a lawsuit, Anthony Belisle v. Markel CATCo Investment Management Ltd and Markel Corp. (U.S. District Court for the District of New Hampshire), which suit was amended on March 29, 2019. As amended, the complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $66.0 million in incentive compensation, enhanced compensatory damages, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, MCIM, Markel Corporation, and Mr. Belisle agreed to commence binding arbitration to finally, fully and confidentially resolve the claims and counterclaims alleged in the action, and the Belisle suit was dismissed with prejudice in July 2019. The arbitrators have been selected and the arbitration proceeding has commenced. We believe that Mr. Belisle's claims are without merit.

Thomas Yeransian v. Markel Corporation

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

Prior to the December 31, 2017 CVR maturity date, the CVR holder representative, Thomas Yeransian, had disputed our prior estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), alleging, among other things, that we are in default under the CVR agreement. The suit seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($16.4 million through September 30, 2019) and default interest (up to an additional $13.6 million through September 30, 2019, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.

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

On November 13, 2018, Mr. Yeransian filed a second suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), which also alleges that the Company is in default under the CVR agreement. The second suit seeks the same damages and relief as the original suit. We filed a motion to stay this suit until the arbitration for the original suit has concluded and the CVR holders have received the remainder of the final amount due under the CVR Agreement. The court granted that motion on August 6, 2019.

We believe Mr. Yeransian's suits to be without merit. We further believe that any material loss resulting from the suits to be remote. We do not believe the contractual contingent consideration payments related to the CVRs will have a material impact on the Company’s liquidity.

Additional information regarding legal proceedings can be found under “Legal Proceedings” in our 2018 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2019 and March 31, 2019.

Item 1A. Risk Factors

Other than the risk factor discussed below, or as discussed in note 18 (Commitments and Contingencies) of the notes to consolidated financial statements or under "Brexit Developments" or "Legal Proceedings" in this report, there have been no material changes with regard to the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

The effects of emerging claim and coverage issues on our business are uncertain. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may have a material adverse effect on our business by either broadening coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. For example, many states have recently extended the statute of limitations for certain victims of sexual abuse. This may result in a higher frequency of claims over a more extended reporting period than originally expected.

For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement contained in this report, see "Safe Harbor and Cautionary Statement".

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended September 30, 2019.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2019 through July 31, 2019	4,072	$1,098.99	4,072	$205,413
August 1, 2019 through August 31, 2019	3,615	$1,130.05	3,615	$298,495
September 1, 2019 through September 30, 2019	3,300	$1,169.58	3,300	$294,636
Total	10,987	$1,130.41	10,987	$294,636

(1)
The Board of Directors approved the repurchase of up to $300 million of our common stock pursuant to a share repurchase program publicly announced on August 21, 2019 (the 2019 Program). The 2019 Program terminated and replaced a similar $300 million program authorized on May 14, 2018 (the 2018 Program). Under the 2019 Program, as under the 2018 Program, we may repurchase outstanding shares of our common stock from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. The 2019 Program has no expiration date, but may be terminated by the Board of Directors at any time. As of August 21, 2019, no further share repurchases may be made under the 2018 Program; future share repurchases will be made pursuant to the 2019 Program.

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

4.1
Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 8-K filed with the Commission June 5, 2001)

4.2
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission August 11, 2004)

4.3
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission June 29, 2012)

4.4
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.5
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.6
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.7
Eleventh Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.8
Twelfth Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.9
Thirteenth Supplemental Indenture, dated as of May 20, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant’s report on Form 8-K filed with the Commission May 20, 2019)

4.10
Fourteenth Supplemental Indenture, dated as of September 17, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant’s report on Form 8-K filed with the Commission September 17, 2019)

4.11
Fifteenth Supplemental Indenture, dated as of September 17, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant’s report on Form 8-K filed with the Commission September 17, 2019)

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

10.1	Amendment to Markel Corporation Voluntary Deferral Plan* **

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Co-Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Co-Principal Executive Officer furnished Pursuant to 18 U.S.C. Section 1350**

32.3	Certification of Principal Financial Officer furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 29, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement

**	Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of October 2019.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)