Form 10-Q
period 2020-03-31
MARKEL CORP
filed 2020-04-28
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 21, 2020: 13,775,308

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturities, available-for-sale (amortized cost of $9,504,718 in 2020 and $9,448,840 in 2019)	$10,123,615	$9,970,909
Equity securities (cost of $3,234,028 in 2020 and $3,266,735 in 2019)	5,684,087	7,590,755
Short-term investments, available-for-sale (estimated fair value approximates cost)	250,872	1,196,248
Total Investments	16,058,574	18,757,912
Cash and cash equivalents	3,834,664	3,072,807
Restricted cash and cash equivalents	623,660	427,546
Receivables	2,088,579	1,847,802
Reinsurance recoverables	5,439,942	5,432,712
Deferred policy acquisition costs	630,600	566,042
Prepaid reinsurance premiums	1,260,009	1,415,857
Goodwill	2,309,576	2,308,548
Intangible assets	1,692,248	1,738,474
Other assets	2,110,935	1,906,115
Total Assets	$36,048,787	$37,473,815
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$15,038,812	$14,728,676
Life and annuity benefits	975,485	985,729
Unearned premiums	4,190,216	4,057,727
Payables to insurance and reinsurance companies	280,405	406,720
Senior long-term debt and other debt (estimated fair value of $3,587,000 in 2020 and $3,907,000 in 2019)	3,593,954	3,534,183
Other liabilities	2,082,168	2,504,802
Total Liabilities	26,161,040	26,217,837
Redeemable noncontrolling interests	155,417	177,562
Commitments and contingencies
Shareholders' equity:
Common stock	3,419,528	3,404,919
Retained earnings	6,039,474	7,457,176
Accumulated other comprehensive income	261,726	208,772
Total Shareholders' Equity	9,720,728	11,070,867
Noncontrolling interests	11,602	7,549
Total Equity	9,732,330	11,078,416
Total Liabilities and Equity	$36,048,787	$37,473,815
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,330,709	$1,203,977
Net investment income	88,243	114,182
Net investment gains (losses):
Net realized investment gains	9,738	681
Change in fair value of equity securities	(1,691,179)	611,510
Net investment gains (losses)	(1,681,441)	612,191
Products revenues	352,161	348,794
Services and other revenues	245,994	193,344
Total Operating Revenues	335,666	2,472,488
OPERATING EXPENSES
Losses and loss adjustment expenses	1,076,348	687,746
Underwriting, acquisition and insurance expenses	495,163	455,212
Products expenses	314,071	319,426
Services and other expenses	217,556	174,606
Amortization of intangible assets	37,858	40,668
Total Operating Expenses	2,140,996	1,677,658
Operating Income (Loss)	(1,805,330)	794,830
Interest expense	(45,030)	(40,290)
Net foreign exchange gains (losses)	78,301	(21,864)
Income (Loss) Before Income Taxes	(1,772,059)	732,676
Income tax (expense) benefit	370,683	(155,163)
Net Income (Loss)	(1,401,376)	577,513
Net income attributable to noncontrolling interests	(4,387)	(1,086)
Net Income (Loss) to Shareholders	$(1,405,763)	$576,427

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains arising during the period	$64,377	$152,331
Reclassification adjustments for net gains (losses) included in net income (loss)	1,187	(246)
Change in net unrealized gains on available-for-sale investments, net of taxes	65,564	152,085
Change in foreign currency translation adjustments, net of taxes	(12,734)	2,377
Change in net actuarial pension loss, net of taxes	—	1,361
Total Other Comprehensive Income	52,830	155,823
Comprehensive Income (Loss)	(1,348,546)	733,336
Comprehensive income attributable to noncontrolling interests	(4,263)	(1,091)
Comprehensive Income (Loss) to Shareholders	$(1,352,809)	$732,245

NET INCOME (LOSS) PER SHARE
Basic	$(100.60)	$42.81
Diluted	$(100.60)	$42.76

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended March 31, 2020	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
December 31, 2019	13,794	$3,404,919	$7,457,176	$208,772	$11,070,867	$7,549	$11,078,416	$177,562
Cumulative effect of adoption of ASU No. 2016-13, net of taxes			(3,827)	—	(3,827)	—	(3,827)	—
January 1, 2020	13,794	3,404,919	7,453,349	208,772	11,067,040	7,549	11,074,589	177,562
Net income (loss)			(1,405,763)	—	(1,405,763)	3,301	(1,402,462)	1,086
Other comprehensive income (loss)			—	52,954	52,954	—	52,954	(124)
Comprehensive Income (Loss)					(1,352,809)	3,301	(1,349,508)	962
Issuance of common stock	2	57	—	—	57	—	57	—
Repurchase of common stock	(21)	—	(23,865)	—	(23,865)	—	(23,865)	—
Restricted stock units expensed	—	19,369	—	—	19,369	—	19,369	—
Adjustment of redeemable noncontrolling interests	—	—	16,013	—	16,013	—	16,013	(16,013)
Purchase of noncontrolling interest	—	(4,833)	—	—	(4,833)	—	(4,833)	(5,252)
Other	—	16	(260)	—	(244)	752	508	(1,842)
March 31, 2020	13,775	$3,419,528	$6,039,474	$261,726	$9,720,728	$11,602	$9,732,330	$155,417

Three Months Ended March 31, 2019	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
December 31, 2018	13,888	$3,392,993	$5,782,310	$(94,650)	$9,080,653	$19,649	$9,100,302	$174,062
Net income			576,427	—	576,427	758	577,185	328
Other comprehensive income			—	155,818	155,818	—	155,818	5
Comprehensive Income					732,245	758	733,003	333
Issuance of common stock	5	—	—	—	—	—	—	—
Repurchase of common stock	(37)	—	(37,649)	—	(37,649)	—	(37,649)	—
Restricted stock units expensed	—	6,848	—	—	6,848	—	6,848	—
Adjustment of redeemable noncontrolling interests	—	—	18,361	—	18,361	—	18,361	(18,361)
Purchase of noncontrolling interest	—	(3,736)	—	—	(3,736)	—	(3,736)	(5,025)
Other	—	(165)	(575)	—	(740)	1,957	1,217	(3,007)
March 31, 2019	13,856	$3,395,940	$6,338,874	$61,168	$9,795,982	$22,364	$9,818,346	$148,002

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(1,401,376)	$577,513
Adjustments to reconcile net income (loss) to net cash provided by operating activities	1,467,054	(558,790)
Net Cash Provided By Operating Activities	65,678	18,723
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities	266,421	133,453
Proceeds from maturities, calls and prepayments of fixed maturities	104,226	128,449
Cost of fixed maturities and equity securities purchased	(382,415)	(227,556)
Net change in short-term investments	942,695	329,659
Proceeds from sales of equity and cost method investments	15,167	55
Additions to property and equipment	(29,907)	(24,756)
Proceeds from disposals of fixed assets	381	13,955
Acquisitions, net of cash acquired	—	(9,400)
Other	(9,949)	(1,739)
Net Cash Provided By Investing Activities	906,619	342,120
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	89,428	87,356
Repayment of senior long-term debt and other debt	(30,274)	(36,100)
Repurchases of common stock	(23,865)	(37,649)
Purchase of noncontrolling interests	(11,483)	(9,754)
Distributions to noncontrolling interests	(1,842)	(2,808)
Other	(1,057)	(1,114)
Net Cash Provided (Used) By Financing Activities	20,907	(69)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(35,233)	7,199
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	957,971	367,973
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,500,353	2,396,432
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,458,324	$2,764,405

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

a)Basis of Presentation. The consolidated balance sheet as of March 31, 2020 and the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2019 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The following accounting policies were updated to reflect accounting pronouncements that became effective in 2020. See note 2. Readers are urged to review the Company's 2019 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies.

b)Investments. Available-for-sale investments and equity securities are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments, net of income taxes, are included in other comprehensive income. Unrealized gains and losses on equity securities, net of income taxes, are included in earnings.

The Company completes a detailed analysis each quarter to assess declines in the fair value of available-for-sale investments. Effective January 1, 2020, the Company adopted Financial Accounting Standards Board (FASB) ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments, which created a new comprehensive credit losses standard, FASB Accounting Standards Codification (ASC) 326, Financial Instruments—Credit Losses. Upon adoption of ASC 326, any impairment losses on the Company's available-for-sale investments are recorded as an allowance, subject to reversal, rather than as a reduction in amortized cost, as was required under the previous other-than-temporary impairment (OTTI) model. In accordance with the provisions of the ASU, prior periods have not been restated.

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. The Company excludes accrued interest receivable from both the estimated fair value and the amortized cost basis of available-for-sale securities and includes such amount within other assets on the Company's consolidated balance sheets. Any uncollectible accrued interest receivable is written off in the period it is deemed uncollectible. Realized investment gains or losses on available-for-sale investments are included in earnings. Realized gains or losses from sales of available-for-sale investments are derived using the first-in, first-out method on the trade date.

c)    Receivables. Receivables include amounts receivable from agents, brokers and insureds, which represent premiums that are both currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies are generally due at inception. Premiums for reinsurance policies generally become due over the period of coverage based on the policy terms. Changes in the estimate of reinsurance premiums written will result in an adjustment to premiums receivable in the period they are determined. Receivables also include amounts receivable from contracts with customers, which represent the Company’s unconditional right to consideration for satisfying the performance obligations outlined in the contract.

The Company monitors credit risk associated with receivables, taking into consideration the fact that in certain instances in the Company’s insurance operations, credit risk may be reduced by the Company's right to offset loss obligations or unearned premiums against premiums receivable. An allowance is established for amounts deemed uncollectible and receivables are recorded net of this allowance. Following the adoption of ASC 326, as described in note 2, beginning January 1, 2020 an allowance is established for expected credit losses to be recognized over the life of the receivable. The Company considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions when estimating the allowance for credit losses. The Company uses information obtained from external sources to forecast short-term changes in macroeconomic conditions that are expected to impact the Company’s exposure to credit losses. Any allowance for credit losses is charged to net income in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses.

d)    Reinsurance Recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from individual reinsurers. To further reduce credit exposure on reinsurance recoverables, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements. An allowance is established for amounts deemed uncollectible and reinsurance recoverables are recorded net of this allowance. Following the adoption of ASC 326, as described in note 2, beginning January 1, 2020 the allowance is established for expected credit losses to be recognized over the life of the receivable. The Company considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions when estimating the allowance for credit losses. The Company uses information obtained from external sources to forecast short-term changes in macroeconomic conditions that are expected to impact the Company’s exposure to credit losses. Any allowance for credit losses is charged to net income in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses.

2. Recent Accounting Pronouncements

Accounting Standards Adopted in 2020

Effective January 1, 2020, the Company adopted ASC 326, Financial Instruments—Credit Losses. This new standard replaced the incurred loss model used to measure impairment losses for financial assets measured at amortized cost with a current expected credit loss (CECL) model and also made changes to the impairment model for available-for-sale investments. Under CECL, allowances are established for expected credit losses to be recognized over the life of financial assets. Application of the CECL model does not impact the Company's investment portfolio, which is not measured at amortized cost, but it impacts certain of the Company's other financial assets, including its reinsurance recoverables and receivables. ASC 326 also replaced the OTTI model with an impairment allowance model, subject to reversal, for available-for-sale investments, which are measured at fair value. As a result of adopting ASC 326, the Company increased its allowances for credit losses related to its reinsurance recoverables and receivables by $3.8 million and $1.0 million, respectively, which was recorded through a cumulative-effect adjustment to retained earnings as of January 1, 2020 ($3.8 million, net of taxes). The Company continues to apply the previous guidance to 2019 and prior periods.

The following ASUs issued by the FASB are relevant to the Company's operations and were adopted effective January 1, 2020. These ASUs did not have a material impact on the Company's financial position, results of operations or cash flows:

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

Accounting Standards Not Yet Adopted

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

The following ASUs issued by the FASB are relevant to the Company's operations and are not yet effective. These ASUs are not expected to have a material impact on the Company's financial position, results of operations or cash flows:

•	ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

•	ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

3. Acquisitions

VSC Fire & Security, Inc.

In November 2019, the Company acquired VSC Fire & Security, Inc. (VSC), a provider of comprehensive fire protection, life safety, and low voltage solutions to retailers, commercial campuses, healthcare facilities, and government properties throughout the southeastern United States. Total consideration for the acquisition was $225.0 million, which included cash consideration of $204.0 million. Total consideration also included the estimated fair value of contingent consideration the Company expects to pay in 2021 based on VSC’s earnings, as defined in the purchase agreement.

As of December 31, 2019, the purchase price was preliminarily allocated to the acquired assets and liabilities of VSC based on estimated fair value at the acquisition date. During the first quarter of 2020, the Company completed the process of determining the fair value of the assets and liabilities acquired with VSC. The Company recognized goodwill of $124.9 million, which is primarily attributable to expected future earnings and cash flow potential of VSC. All of the goodwill recognized is deductible for income tax purposes. The Company also recognized other intangible assets of $64.5 million, which includes $48.0 million of customer relationships, $14.0 million of trade names and $2.5 million of other intangible assets, which are being amortized over a weighted average period of 12 years, 12 years and 8 years, respectively. Results attributable to VSC are included in the Company's Markel Ventures segment.

4. Investments

a)The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains in the tables below are presented before taxes and any reserve deficiency adjustments for life and annuity benefit reserves. See note 11.

	March 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Allowance for Credit Losses (1)	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities	$320,475	$11,932	$(29)	$—	$332,378
U.S. government-sponsored enterprises	324,596	48,688	—	—	373,284
Obligations of states, municipalities and political subdivisions	3,969,616	248,875	(4,090)	—	4,214,401
Foreign governments	1,405,153	141,236	(29,019)	—	1,517,370
Commercial mortgage-backed securities	1,820,232	104,386	(451)	—	1,924,167
Residential mortgage-backed securities	849,171	71,191	(265)	—	920,097
Asset-backed securities	8,648	1	(40)	—	8,609
Corporate bonds	806,827	34,672	(6,451)	(1,739)	833,309
Total fixed maturities	9,504,718	660,981	(40,345)	(1,739)	10,123,615
Short-term investments	256,283	429	(5,840)	—	250,872
Investments, available-for-sale	$9,761,001	$661,410	$(46,185)	$(1,739)	$10,374,487

(1)
Effective January 1, 2020, the Company adopted ASC 326 and as a result any impairment losses on the Company's available-for-sale investments are recorded as an allowance, subject to reversal. Prior periods have not been restated to conform with the current year presentation. See note 1.

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

	March 31, 2020
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturities:
U.S. Treasury securities	$3,299	$(29)	$—	$—	$3,299	$(29)
Obligations of states, municipalities and political subdivisions	125,241	(3,988)	3,021	(102)	128,262	(4,090)
Foreign governments	315,196	(11,902)	166,516	(17,117)	481,712	(29,019)
Commercial mortgage-backed securities	31,968	(299)	22,584	(152)	54,552	(451)
Residential mortgage-backed securities	3,441	(102)	8,085	(163)	11,526	(265)
Asset-backed securities	6,653	(31)	1,949	(9)	8,602	(40)
Corporate bonds	205,086	(4,547)	40,188	(1,904)	245,274	(6,451)
Total fixed maturities	690,884	(20,898)	242,343	(19,447)	933,227	(40,345)
Short-term investments	70,547	(5,840)	—	—	70,547	(5,840)
Total	$761,431	$(26,738)	$242,343	$(19,447)	$1,003,774	$(46,185)

At March 31, 2020, the Company held 242 available-for-sale securities with a total estimated fair value of $1.0 billion and gross unrealized losses of $46.2 million. Of these 242 securities, 64 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $242.3 million and gross unrealized losses of $19.4 million. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

At December 31, 2019, the Company held 201 securities with a total estimated fair value of $963.2 million and gross unrealized losses of $14.5 million. Of these 201 securities, 122 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $352.0 million and gross unrealized losses of $7.3 million.

Following the adoption of ASC 326, as described in note 1, beginning January 1, 2020 the Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is the result of a credit loss. All available-for-sale securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for credit-related impairment to determine whether a credit loss exists, including the extent to which fair value is below cost, the implied yield to maturity, rating downgrades of the security and whether or not the issuer has failed to make scheduled principal or interest payments. The Company also takes into consideration information about the financial condition of the issuer and industry factors that could negatively impact the capital markets.

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income.

The Company also considers whether it intends to sell an available-for-sale security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

c)The amortized cost and estimated fair value of fixed maturities at March 31, 2020 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$333,013	$324,193
Due after one year through five years	1,265,722	1,298,257
Due after five years through ten years	2,178,183	2,305,468
Due after ten years	3,049,749	3,342,824
	6,826,667	7,270,742
Commercial mortgage-backed securities	1,820,232	1,924,167
Residential mortgage-backed securities	849,171	920,097
Asset-backed securities	8,648	8,609
Total fixed maturities	$9,504,718	$10,123,615

d)The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Interest:
Municipal bonds (tax-exempt)	$16,601	$18,826
Municipal bonds (taxable)	16,895	18,579
Other taxable bonds	39,972	40,781
Short-term investments, including overnight deposits	10,243	10,212
Dividends on equity securities	28,614	25,786
Income (loss) from equity method investments	(19,979)	1,896
Other	757	2,301
	93,103	118,381
Investment expenses	(4,860)	(4,199)
Net investment income	$88,243	$114,182

e)The following table presents net investment gains (losses) and the change in net unrealized gains included in other comprehensive income.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Realized gains:
Sales and maturities of fixed maturities	$1,385	$144
Sales and maturities of short-term investments	98	1,591
Sales of cost method investments	11,167	—
Other	1,749	8
Total realized gains	14,399	1,743
Realized losses:
Sales and maturities of fixed maturities	(2,884)	(280)
Sales and maturities of short-term investments	(172)	(782)
Other	(1,605)	—
Total realized losses	(4,661)	(1,062)
Net realized investment gains	9,738	681
Change in fair value of equity securities:
Equity securities sold during the period	(39,065)	10,558
Equity securities held at the end of the period	(1,652,114)	600,952
Change in fair value of equity securities	(1,691,179)	611,510
Net investment gains (losses)	$(1,681,441)	$612,191
Change in net unrealized gains on available-for-sale investments included in other comprehensive income:
Fixed maturities	$98,567	$217,294
Short-term investments	(6,706)	1,355
Reserve deficiency adjustment for life and annuity benefit reserves (see note 11)	(12,872)	(25,813)
Net increase	$78,989	$192,836

5. Fair Value Measurements

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in certain insurance-linked securities funds managed by Markel CATCo Investment Management Ltd. (MCIM), a consolidated subsidiary, that are not traded on an active exchange, as further described and defined in note 12 (the Markel CATCo Funds), and are valued using unobservable inputs.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturities, available-for-sale:
U.S. Treasury securities	$—	$332,378	$—	$332,378
U.S. government-sponsored enterprises	—	373,284	—	373,284
Obligations of states, municipalities and political subdivisions	—	4,214,401	—	4,214,401
Foreign governments	—	1,517,370	—	1,517,370
Commercial mortgage-backed securities	—	1,924,167	—	1,924,167
Residential mortgage-backed securities	—	920,097	—	920,097
Asset-backed securities	—	8,609	—	8,609
Corporate bonds	—	833,309	—	833,309
Total fixed maturities, available-for-sale	—	10,123,615	—	10,123,615
Equity securities:
Insurance, banks and other financial institutions	1,940,775	—	131,307	2,072,082
Industrial, consumer and all other	3,612,005	—	—	3,612,005
Total equity securities	5,552,780	—	131,307	5,684,087
Short-term investments, available-for-sale	151,000	99,872	—	250,872
Total investments	$5,703,780	$10,223,487	$131,307	$16,058,574

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturities, available-for-sale:
U.S. Treasury securities	$—	$284,786	$—	$284,786
U.S. government-sponsored enterprises	—	342,580	—	342,580
Obligations of states, municipalities and political subdivisions	—	4,189,882	—	4,189,882
Foreign governments	—	1,542,004	—	1,542,004
Commercial mortgage-backed securities	—	1,817,845	—	1,817,845
Residential mortgage-backed securities	—	888,073	—	888,073
Asset-backed securities	—	11,048	—	11,048
Corporate bonds	—	894,691	—	894,691
Total fixed maturities, available-for-sale	—	9,970,909	—	9,970,909
Equity securities:
Insurance, banks and other financial institutions	2,463,190	—	45,992	2,509,182
Industrial, consumer and all other	5,081,573	—	—	5,081,573
Total equity securities	7,544,763	—	45,992	7,590,755
Short-term investments, available-for-sale	1,093,799	102,449	—	1,196,248
Total investments	$8,638,562	$10,073,358	$45,992	$18,757,912

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Equity securities, beginning of period	$45,992	$53,728
Purchases	90,000	—
Sales	(1,364)	(6,869)
Net investment losses on Level 3 investments	(3,321)	(2,047)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Equity securities, end of period	$131,307	$44,812

In connection with the run-off of one of the Markel CATCo Funds and to facilitate the return of capital to third party investors, the Company invested $90.0 million in that fund effective January 1, 2020. This investment replaces collateral previously provided by other investors for risk exposures within the underlying reinsurance contracts in which the fund is invested related to loss events that occur after December 31, 2019 and through the expiration of the reinsurance contracts in 2020. Underwriting results for the 2020 loss exposures on these contracts are attributed to the Company through its investment in the fund.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2020 and 2019.

6. Receivables

The following table presents the components of receivables and the related allowance for credit losses.

(dollars in thousands)	March 31, 2020	December 31, 2019
Amounts receivable from agents, brokers and insureds	$1,657,896	$1,424,881
Trade accounts receivable	259,360	259,062
Other	194,173	182,582
	2,111,429	1,866,525
Allowance for credit losses	(22,850)	(18,723)
Receivables	$2,088,579	$1,847,802

Following the adoption of ASC 326, as described in note 1, beginning January 1, 2020 the Company considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions to determine the allowance for credit losses. The increase in the allowance for credit losses on receivables from December 31, 2019 to March 31, 2020 reflects the impact of adopting this standard effective January 1, 2020 as well as a decline in short-term economic conditions as forecasted during the first quarter of 2020 as a result of expected impacts from the COVID-19 pandemic.

7. Segment Reporting Disclosures

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

a)	The following tables summarize the Company's segment disclosures.

	Three Months Ended March 31, 2020
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$1,414,711	$513,186	$—	$—	$394,927		$2,322,824
Net written premiums	1,195,737	452,749	—	—	(2,008)		1,646,478

Earned premiums	1,106,851	225,960	—	—	(2,102)		1,330,709
Losses and loss adjustment expenses:
Current accident year	(1,006,635)	(173,730)	—	—	—		(1,180,365)
Prior accident years	116,132	(13,912)	—	—	1,797		104,017
Amortization of policy acquisition costs	(239,420)	(56,391)	—	—	—		(295,811)
Other operating expenses	(183,302)	(15,886)	—	—	(164)		(199,352)
Underwriting loss	(206,374)	(33,959)	—	—	(469)		(240,802)
Net investment income	—	—	88,059	184	—		88,243
Net investment losses	—	—	(1,681,441)	—	—		(1,681,441)
Products revenues	—	—	—	352,161	—		352,161
Services and other revenues	—	—	—	158,876	87,118		245,994
Products expenses	—	—	—	(314,071)	—		(314,071)
Services and other expenses	—	—	—	(143,552)	(74,004)		(217,556)
Amortization of intangible assets (3)	—	—	—	(11,841)	(26,017)		(37,858)
Segment profit (loss)	$(206,374)	$(33,959)	$(1,593,382)	$41,757	$(13,372)		$(1,805,330)
Interest expense							(45,030)
Net foreign exchange gains							78,301
Loss before income taxes							$(1,772,059)
U.S. GAAP combined ratio (4)	119%	115%			NM	(5)	118%

(1)	Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $13.9 million for the three months ended March 31, 2020.

(2)
Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $10.5 million for the three months ended March 31, 2020, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

(3)
Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to the Company's Insurance and Reinsurance segments.

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

(2)
Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $9.8 million for the three months ended March 31, 2019, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

(3)
Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to the Company's Insurance and Reinsurance segments.

(4)
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

(5)	NM - Ratio is not meaningful

b)	The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2020	December 31, 2019
Segment assets:
Investing	$20,348,287	$22,129,633
Underwriting	7,155,387	6,621,639
Markel Ventures	2,612,212	2,550,835
Total segment assets	30,115,886	31,302,107
Other operations	5,932,901	6,171,708
Total assets	$36,048,787	$37,473,815

8. Products, Services and Other Revenues

The amount of revenues from contracts with customers was $542.2 million and $486.8 million for the three months ended March 31, 2020 and 2019, respectively.

The following table disaggregates revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss).

	Three Months Ended March 31,
	2020			2019
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$338,238	$—	$338,238	$333,494	$—	$333,494
Services	143,264	30,885	174,149	92,647	19,745	112,392
Investment management	—	29,823	29,823	—	40,893	40,893
Total revenues from contracts with customers	481,502	60,708	542,210	426,141	60,638	486,779
Program services and other fronting	—	25,704	25,704	—	24,109	24,109
Other	29,535	706	30,241	28,622	2,628	31,250
Total	$511,037	$87,118	$598,155	$454,763	$87,375	$542,138

The following table presents receivables and customer deposits related to contracts with customers.

(dollars in thousands)	March 31, 2020	December 31, 2019
Receivables	$332,530	$263,904
Customer deposits	$100,392	$60,623

9. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net reserves for losses and loss adjustment expenses, beginning of year	$9,475,261	$9,214,443
Effect of foreign currency rate changes on beginning of year balance	(96,339)	28,649
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	9,378,922	9,243,092
Incurred losses and loss adjustment expenses:
Current accident year	1,180,365	757,970
Prior accident years	(104,072)	(70,210)
Total incurred losses and loss adjustment expenses	1,076,293	687,760
Payments:
Current accident year	58,699	55,999
Prior accident years	587,664	635,980
Total payments	646,363	691,979
Effect of foreign currency rate changes on current year activity	(488)	(22)
Net reserves for losses and loss adjustment expenses, end of period	9,808,364	9,238,851
Reinsurance recoverables on unpaid losses	5,230,448	5,093,814
Gross reserves for losses and loss adjustment expenses, end of period	$15,038,812	$14,332,665

Underwriting results for the three months ended March 31, 2020 included $325.0 million of net losses and loss adjustment expenses attributed to the COVID-19 pandemic. These losses and loss adjustment expenses were net of ceded losses of $58.0 million.

Both the gross and net loss estimates for COVID-19 represent the Company's best estimate of losses based upon information currently available. The Company's estimate for these losses and loss adjustment expenses is based on detailed policy level reviews, as well as a review of in-force assumed reinsurance contracts, for potential exposures. This estimate also considered preliminary industry loss estimates and analysis provided by brokers and claims counsel. At this time, few claims for covered losses have been received and there are no historical events with similar characteristics to COVID-19, and therefore the Company had no past loss experience on which to base its estimates. Additionally, the economic impacts of the pandemic continue to evolve.

Significant assumptions on which the Company's estimates of reserves for COVID-19 losses and loss adjustment expenses are based include:

•	the scope of coverage provided under the Company's policies, particularly those that provide for business interruption coverage;

•	coverage provided under the Company's ceded reinsurance contracts;

•	the expected duration of the disruption caused by the COVID-19 pandemic; and

•	the ability of insureds to mitigate some or all of their losses.

The Company's estimates are based on broad assumptions about coverage, liability and reinsurance, which ultimately may be subjected to judicial review or legislative action. Additionally, it is highly likely that there will be significant litigation involved in the handling of claims associated with COVID-19, and in certain instances, assessing the validity of policy exclusions for pandemics and interpreting policy terms to determine coverage for pandemics. While the Company believes the net reserves for losses and loss adjustment expenses for COVID-19 as of March 31, 2020 are adequate based on information available at this time, the Company will continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust the estimates of gross and net losses as new information becomes available. Such adjustments to the Company's reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and liquidity.

For the three months ended March 31, 2020, incurred losses and loss adjustment expenses included $104.1 million of favorable development on prior years' loss reserves, which included $89.6 million of favorable development on the Company's professional liability, workers' compensation and marine and energy product lines within the Insurance segment. Favorable development on prior years' loss reserves for the three months ended March 31, 2020 was partially offset by $13.9 million of adverse development within the Reinsurance segment.

For the three months ended March 31, 2019, incurred losses and loss adjustment expenses included $70.2 million of favorable development on prior years' loss reserves, which included $74.6 million of favorable development on the Company's general liability and workers' compensation product lines within the Insurance segment and credit and surety, aviation and whole account product lines within the Reinsurance segment. Favorable development on prior years' loss reserves for the three months ended March 31, 2019 was partially offset by $12.8 million of adverse development within the Reinsurance segment related primarily to Hurricanes Florence and Michael, Typhoon Jebi and wildfires in California.

10. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2020				2019
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,349,241	$578,656	$(279,389)	$1,648,508	$1,127,388	$578,097	$(228,632)	$1,476,853
Earned	1,275,671	326,700	(269,538)	1,332,833	1,131,556	287,375	(215,166)	1,203,765
Program services and other:
Written	388,924	6,003	(396,957)	(2,030)	517,701	31,856	(549,317)	240
Earned	545,343	13,723	(561,190)	(2,124)	514,952	16,395	(531,135)	212
Consolidated:
Written	1,738,165	584,659	(676,346)	1,646,478	1,645,089	609,953	(777,949)	1,477,093
Earned	$1,821,014	$340,423	$(830,728)	$1,330,709	$1,646,508	$303,770	$(746,301)	$1,203,977

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the three months ended March 31, 2020 and 2019 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 38% for both the three months ended March 31, 2020 and 2019. The percentage of consolidated assumed earned premiums to net earned premiums was 26% and 25%, respectively, for the three months ended March 31, 2020 and 2019.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations, which totaled $308.0 million and $365.0 million, for the three months ended March 31, 2020 and 2019, respectively, were ceded.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Gross	$1,243,557	$821,754
Ceded	(167,180)	(134,023)
Net losses and loss adjustment expenses	$1,076,377	$687,731

The following table presents the Company's reinsurance recoverables and the related allowance for credit losses.

(dollars in thousands)	March 31, 2020	December 31, 2019
Reinsurance recoverables, gross	$5,472,480	$5,459,561
Allowance for credit losses	(32,538)	(26,849)
Reinsurance recoverables	$5,439,942	$5,432,712

Following the adoption of ASC 326, as described in note 1, beginning January 1, 2020 the Company considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions to determine the allowance for credit losses. The increase in the allowance for credit losses on reinsurance recoverables from December 31, 2019 to March 31, 2020 reflects the impact of adopting this standard effective January 1, 2020 as well as a decline in short-term economic conditions as forecasted during the first quarter of 2020 as a result of expected impacts from the COVID-19 pandemic.

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During the three months ended March 31, 2020 and 2019, the Company recognized a reserve deficiency resulting from a decrease in the market yield on the investment portfolio supporting the policy benefit reserves by increasing life and annuity benefits by $12.9 million and $25.8 million, respectively, and decreasing the change in net unrealized holding gains included in other comprehensive income (loss) by a corresponding amount. As of March 31, 2020 and December 31, 2019, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $64.3 million and $51.4 million, respectively.

12. Variable Interest Entities

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

The Markel CATCo Funds and Markel CATCo Re are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. Generally, the Company is not the primary beneficiary of the Markel CATCo Funds or Markel CATCo Re, and therefore does not consolidate these entities, as the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required.

The Company is the sole investor in one of the Markel CATCo Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary. Total assets of the Markel Diversified Fund, which are included on the Company's consolidated balance sheets were $15.1 million and $19.6 million as of March 31, 2020 and December 31, 2019, respectively, and are primarily comprised of an investment in one of the Markel CATCo Funds. The Company also has investments in another one of the Markel CATCo Funds ($116.9 million and $26.8 million as of March 31, 2020 and December 31, 2019, respectively), which is not consolidated and includes a $90.0 million investment that was made in the first quarter of 2020. See note 5. With the exception of the Company's investment in the Markel Diversified Fund, the Company generally does not have the obligation to absorb losses or the right to receive benefits from its investments in the Markel CATCo Funds that could potentially be significant to the respective fund, and therefore does not consolidate those funds.

The Company's exposure to risk from the unconsolidated Markel CATCo Funds and Markel CATCo Re is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of March 31, 2020 and December 31, 2019, net assets under management of MCIM for unconsolidated VIEs were $2.6 billion and $2.7 billion, respectively. See note 16.

13. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.
Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through MCIM and Nephila. See note 12 for details regarding operations conducted through MCIM. Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd’s Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The Company receives management fees for investment and insurance management services provided through its insurance-linked securities operations based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds managed. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premiums of the insurance contracts placed. Total revenues from the Company's insurance-linked securities operations for the three months ended March 31, 2020 and 2019 were $53.2 million and $53.4 million, respectively, of which $43.9 million and $52.8 million, respectively, were attributed to unconsolidated entities managed by Nephila and MCIM. Other related party transactions with the Company's insurance-linked securities operations are described below.

Within the Company’s program services business, the Company has a program with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through this arrangement, Nephila utilizes certain of the Company’s licensed insurance companies to write U.S. catastrophe exposed property risk that is then ceded to Nephila Reinsurers. For the three months ended March 31, 2020 and 2019, gross premiums written through the Company’s program with Nephila were $90.5 million and $93.0 million, respectively, all of which were ceded to Nephila Reinsurers. As of March 31, 2020 and December 31, 2019, reinsurance recoverables on the consolidated balance sheets included $217.2 million and $238.8 million, respectively, due from Nephila Reinsurers.

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

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

The Hagerty Group, LLC

In June 2019, the Company acquired a minority ownership interest in The Hagerty Group, LLC (Hagerty Group), a company that primarily operates as a managing general agent under the names Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty), which is accounted for under the equity method. Hagerty Group also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Essentia Insurance Company (Essentia), one of the Company’s insurance subsidiaries, is the exclusive insurance underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. For the three months ended March 31, 2020 and 2019, gross written premiums attributable to Hagerty written on Essentia were $100.9 million and $84.3 million, respectively, of which $47.8 million and $40.2 million, respectively, were ceded to Hagerty Re.

14. Net Income (Loss) per Share

Net income (loss) per share was determined by dividing adjusted net income (loss) to shareholders by the applicable weighted average shares outstanding. Basic shares outstanding include restricted stock units that are no longer subject to any contingencies for issuance, but for which corresponding shares have not been issued. Diluted net income (loss) per share is computed by dividing adjusted net income (loss) to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net income (loss) to shareholders	$(1,405,763)	$576,427
Adjustment of redeemable noncontrolling interests	16,013	18,361
Adjusted net income (loss) to shareholders	$(1,389,750)	$594,788

Basic common shares outstanding	13,815	13,895
Dilutive potential common shares from restricted stock units and restricted stock (1)	—	16
Diluted shares outstanding	13,815	13,911
Basic net income (loss) per share	$(100.60)	$42.81
Diluted net income (loss) per share (1)	$(100.60)	$42.76

(1)
The impact of restricted stock units and restricted stock of 13 thousand shares was excluded from the computation of diluted earnings per share for the three months ended March 31, 2020 because the effect would have been anti-dilutive.

15. Other Comprehensive Income (Loss)

Other comprehensive income includes net holding gains on available-for-sale investments arising during the period, changes in unrealized non-credit related impairment losses on fixed maturities arising during the period and reclassification adjustments for net gains included in net income. Other comprehensive income also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss.

The following table presents the change in accumulated other comprehensive income by component, net of taxes and noncontrolling interests, for the three months ended March 31, 2020 and 2019.

(dollars in thousands)	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2018	$48,060	$(86,652)	$(56,058)	$(94,650)
Other comprehensive income before reclassifications	152,331	2,372	1,361	156,064
Amounts reclassified from accumulated other comprehensive loss	(246)	—	—	(246)
Total other comprehensive income	152,085	2,372	1,361	155,818
March 31, 2019	$200,145	$(84,280)	$(54,697)	$61,168

December 31, 2019	$346,037	$(86,249)	$(51,016)	$208,772
Other comprehensive income (loss) before reclassifications	64,377	(12,610)	—	51,767
Amounts reclassified from accumulated other comprehensive income	1,187	—	—	1,187
Total other comprehensive income (loss)	65,564	(12,610)	—	52,954
March 31, 2020	$411,601	$(98,859)	$(51,016)	$261,726

The following table summarizes the tax expense associated with each component of other comprehensive income (loss).

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Change in net unrealized gains on available-for-sale investments:
Net holding gains arising during the period	$13,110	$40,818
Reclassification adjustments for net gains (losses) included in net income (loss)	315	(66)
Change in net unrealized gains on available-for-sale investments	13,425	40,752
Change in net actuarial pension loss	—	362
Total	$13,425	$41,114

The following table presents the details of amounts reclassified from accumulated other comprehensive income into income (loss), by component.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Unrealized holding gains (losses) on available-for-sale investments:
Net realized investment gains (losses)	$(1,502)	$312
Income taxes	315	(66)
Reclassification of unrealized holding gains (losses), net of taxes	$(1,187)	$246

Net actuarial pension loss:
Underwriting, acquisition and insurance expenses	$—	$(1,723)
Income taxes	—	362
Reclassification of net actuarial pension loss, net of taxes	$—	$(1,361)

16. Commitments and Contingencies

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

During the internal review, the Company discovered violations of Markel policies by two senior executives of MCIM. As a result, these two executives are no longer with the Company. On February 21, 2019, Anthony Belisle, one of the two senior executives that is no longer with MCIM, filed suit against MCIM and Markel Corporation, which suit was amended on March 29, 2019. As amended, Mr. Belisle's complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $66.0 million in incentive compensation, enhanced compensatory damages, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, MCIM, Markel Corporation, and Mr. Belisle agreed to commence binding arbitration to finally, fully and confidentially resolve the claims and counterclaims alleged in the action, and the Belisle suit was dismissed with prejudice in July 2019. The arbitrators have been selected, the arbitration proceeding has commenced and the arbitration hearing has been scheduled to begin in August 2020. The Company believes that Mr. Belisle's claims are without merit and any material loss resulting from the Belisle binding arbitration to be remote.

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

b)Since becoming aware of a matter late in the first quarter of 2018 related to the manufacturing of products at one of the Company's Markel Ventures businesses, the Company has conducted an investigation, reviewed the business's operations and developed remediation plans. Upon completion of its review during 2018, the Company recorded an expense of $33.5 million in its results of operations. This amount represented management’s best estimate of amounts considered probable including: remediation costs associated with the manufacture of products, costs associated with the investigation of this matter, a write down of inventory on hand and settlement costs related to pre-existing litigation.

Final resolution of this matter could ultimately result in additional remediation and other costs, the amount of which cannot be estimated at this time, but which could have a material impact on the Company’s income before income taxes. However, management does not expect this matter ultimately will have a material adverse effect on the Company’s results of operations or financial condition. If a determination is made that additional costs associated with this matter are considered probable, these additional costs will be recognized as an expense in the Company's results of operations. As of March 31, 2020, $20.2 million remained accrued for ongoing remediation efforts.

c)In 2019, the Company established Lodgepine Capital Management Limited (Lodgepine), a new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering will be Lodgepine Fund Limited, a property catastrophe retrocessional investment fund, which the Company is preparing to launch sometime in 2020. However, this timing may be impacted by the recent downturn in global market conditions, and corresponding impact on prospective investor capital allocation decisions. Subject to certain conditions, the Company has committed to invest up to $100 million in Lodgepine Fund Limited.

d)In March 2020, the Company entered into a definitive agreement to acquire a controlling interest in Lansing Building Products, LLC (Lansing), a supplier of exterior building products and materials to professional contractors throughout the U.S. Simultaneously, Lansing entered into a definitive agreement to acquire the distribution business of Harvey Building Products to enhance the geographic reach and scale of Lansing. Total consideration for both transactions is estimated to be $546.7 million, subject to closing and post-closing adjustments. All consideration is expected to be paid in cash. The transactions are scheduled to close in the second quarter of 2020 and are subject to customary closing conditions. Upon completion of the transactions, results attributable to Lansing will be included in the Company's Markel Ventures segment.

e)On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. See note 17 for further details regarding potential impacts of COVID-19 on the Company's business.

f)Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

17. Recent Developments Related to COVID-19

The COVID-19 pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world. The significant volatility in the equity markets arising from economic uncertainty resulted in net investment losses on the Company's equity portfolio of $1.7 billion for the quarter ended March 31, 2020 and further declines are possible. As described in note 9, the Company's underwriting results for the quarter included $325.0 million of net losses and loss adjustment expenses attributed to COVID-19 and assumptions used to develop this estimate are inherently uncertain and subject to a wide range of variability. During the period, the Company also considered whether an assessment of goodwill and intangible assets for impairment was required and concluded it was not. See further discussion regarding goodwill and intangible assets below. Other potential impacts to the Company's results of operations and financial condition that may result as the effects of the COVID-19 pandemic evolve are also discussed below.

Underwriting Operations

As efforts to respond to the pandemic continue to evolve, the Company expects that losses indirectly related to the COVID-19 pandemic and associated with a broader range of coverages are likely to emerge. As an example, the Company provides liability coverage for health and medical institutions and professions, as well as other professions, which have been strained or otherwise impacted by the pandemic, for which few claims have been reported thus far. Other product lines that may be impacted by losses derived from COVID-19 include the Company's trade credit business and workers’ compensation product lines, among others, including the Company's reinsurance product lines. Few losses have been reported at this time. Losses attributed to these exposures that are indirectly related to COVID-19 will be recognized in the period incurred.

The widespread economic and social disruption caused by COVID-19 has created significant financial hardships for individuals and businesses worldwide. In response, the Company is currently halting cancellations and delinquency actions following requests from customers and brokers for customers who express a financial hardship due to COVID-19, as well as directives from certain government authorities. While these actions will impact the timing of premium collections, at this time, the Company does not believe there has been any material change in its exposure to credit losses.

The significant decline in economic activity is likely to have an unfavorable impact on the Company's premium volume, due to business closures, reduced recreational activity and lower gross receipts, revenues and payrolls of insureds, among other things. For those policies where the underlying loss exposures have been reduced as a result of decreased economic activity or shelter-in-place orders resulting from COVID-19, the Company may also be required to refund premiums to policyholders. These adverse impacts on premium volume could be material.

Markel Ventures Operations

The results of operations, financial position and cash flows of the Company's Markel Ventures operations for the quarter ended March 31, 2020 did not reflect any material impacts from the COVID-19 pandemic, the effects of which had not yet had any material impacts on its operations. However, as the economic and social disruption created by the pandemic continues to evolve, it will impact many of the Markel Ventures businesses.

In certain of the Company's businesses, the Company has started to see orders and contracts canceled or postponed, and the Company has temporarily reduced capacity at certain of its operations for which the duration is currently uncertain. The Company's revenues also may be impacted by disruption in supply chains, changes in consumer behavior and the overall impact of current economic conditions on commercial and consumer spending. These impacts on the Company's revenues could be material.

In order to partially mitigate the impact of decreased revenues, certain of the Company's businesses are taking actions to reduce expenses, including, but not limited to, elimination of non-essential expenses, cancellation or deferral of open positions, salary reductions and workforce furloughs and reductions. The Company's businesses may increase borrowings, if needed, to maintain the cash flow required to operate.

Loss of revenues in the Company's products and services businesses, the extent of which the Company is currently unable to estimate, could also impact the carrying value of inventory, goodwill and intangible assets and other long-lived assets, which may become impaired. See further discussion below for considerations regarding the valuation of the Company's goodwill and intangible assets as of March 31, 2020. In certain cases, revenue declines also could result in ongoing cash and working capital constraints and could impact the companies’ liquidity and their ability to comply with debt covenants.

As a result of the economic hardship experienced by customers, the Company may modify its payment terms or offer discounts to customers, and the Company also is exposed to increased credit risk.

Insurance-Linked Securities and Program Services

For the three months ended March 31, 2020, investment losses to date within the investment funds managed through the Company's Insurance-Linked Securities operations have not been significant; however, uncertainty around potential COVID-19 loss exposures, has reduced, and may further reduce, the net asset value on which the Company's management fees are based. Deferred or reduced investment management fees and the associated decline in cash flows, the extent of which the Company is currently unable to estimate, also could impact the carrying value of the Company's goodwill and intangible assets, which may become impaired. See further discussion below for considerations regarding the valuation of the Company's goodwill and intangible assets as of March 31, 2020.

Volatility in the capital markets and investor uncertainty regarding insurance industry exposure to COVID-19 also may impact the Company's ability to raise additional third party capital for the funds managed and the Company may also experience higher than anticipated investor redemptions from the funds. These impacts could have a material impact on the Company's results of operations and financial condition.

The Company's program services business generates fee income, in the form of ceding (program service) fees. This fee income is calculated based on the gross premium volume of the insurance programs supported. Similar to the Company's underwriting operations, the significant decline in economic activity is likely to have an unfavorable impact on premium volume, which may result in a reduction in fee income.

Goodwill and Intangible Assets

The Company's consolidated balance sheet as of March 31, 2020 included goodwill and intangible assets of $4.0 billion. During the first quarter of 2020, the Company considered whether a quantitative assessment of goodwill and intangible assets for impairment was required as a result of the significant economic disruption caused by the COVID-19 pandemic. After considering qualitative factors regarding the expected impacts of the pandemic on the Company's operations, as well as the amount by which the fair value of the Company's reporting units exceeded their respective carrying values at the date of the last quantitative assessment, the Company determined these conditions did not indicate that it is more likely than not that the carrying value of the Company's reporting units exceeded their fair value as of March 31, 2020 based on information available at this time. Similar factors were considered to determine if these circumstances were an indicator requiring an assessment of the recoverability of the Company's intangible assets, and the Company concluded they were not based on information available at this time. However, delayed recovery or further deterioration in market conditions related to the general economy and the specific industries in which the Company operates, a sustained trend of weaker than anticipated financial performance within a reporting unit, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill or intangible asset impairment charges that, if incurred, could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

Our Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. Risks written in our Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that the loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. The following products are included in this segment: general liability, professional liability, primary and excess of loss property, including catastrophe-exposed property, personal property, workers' compensation, marine and energy liability coverages, specialty program insurance for well-defined niche markets, and liability and other coverages tailored for unique exposures. Prior to April 1, 2020, business in this segment was written through our Markel Assurance, Markel Specialty, Markel International and State National divisions. The Markel Assurance division wrote commercial and Fortune 1000 accounts on an excess and surplus as well as admitted basis. The Markel Specialty division wrote program insurance and other specialty coverages for well-defined niche markets, primarily on an admitted basis. The Markel International division wrote business worldwide from our London and Munich-based platforms, which include branch offices around the world. Effective April 1, 2020, our Markel Assurance and Markel Specialty divisions were combined to form the new Markel Specialty division. This newly combined division creates a unified platform that will make it easier for our customers to access our diverse portfolio of products and capabilities while providing an improved customer experience. There were no changes to either our Markel International or State National divisions.

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

Markel Ventures

Through our wholly-owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own interests in various businesses that we monitor and report in the Markel Ventures segment. These businesses are viewed by management as separate and distinct from our insurance operations and are comprised of a diverse portfolio of businesses from different industries that offer various types of products and services to businesses and consumers, predominately in the United States. Our products group is comprised of businesses that manufacture or produce equipment, transportation-related products and consumer and building products. For example, types of products offered by businesses in this group include equipment used in baking systems and food processing, over-the-road car haulers, laminated oak and composite wood flooring used in the trucking industry as well as ornamental plants and residential homes. The services group is comprised of businesses that provide healthcare, consulting and other types of services to businesses and consumers. For example, types of services offered by businesses in this group include management and technology consulting, behavioral healthcare and retail intelligence.

In November 2019, we acquired VSC Fire & Security, Inc. (VSC), a Virginia-based privately held provider of comprehensive fire protection, life safety and low voltage solutions. Results attributable to VSC are included in our Markel Ventures segment.

Insurance-Linked Securities

Our insurance-linked securities operations are primarily comprised of our Nephila and run-off Markel CATCo operations.
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
In July 2019, MCIM announced it would cease accepting new investments in the Markel CATCo Funds and would not write any new business in Markel CATCo Re. Both the Markel CATCo Funds and Markel CATCo Re have been placed into run-off, returning capital to investors as it becomes available. See note 16 of the notes to consolidated financial statements for further details regarding other developments within our Markel CATCo operations.

In 2019, we established Lodgepine Capital Management Limited (Lodgepine), a new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering will be Lodgepine Fund Limited, a property catastrophe retrocessional investment fund, which we are preparing to launch sometime in 2020. However, this timing may be impacted by the recent downturn in global market conditions, and corresponding impact on prospective investor capital allocation decisions. Subject to certain conditions, we have committed to invest up to $100 million in Lodgepine Fund Limited. Lodgepine Fund Limited initially plans to subscribe to a portfolio of retrocessional reinsurance, which includes contracts written in our Reinsurance segment.

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

Although we reinsure substantially all of the risks inherent in our program services business, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk. Under certain programs, including one program with Syndicate 2357, an unconsolidated affiliate, we bear underwriting risk for annual aggregate agreement year losses in excess of a limit that we believe is highly unlikely to be exceeded. See note 13 of the notes to consolidated financial statements for further details regarding our program with Syndicate 2357.

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

Our critical accounting estimates consist of estimates and assumptions used in determining the reserves for unpaid losses and loss adjustment expenses and life and annuity reinsurance benefit reserves as well as estimates and assumptions used in the valuation of goodwill and intangible assets. We review the adequacy of reserves for unpaid losses and loss adjustment expenses and life and annuity reinsurance benefit reserves quarterly. Estimates and assumptions for goodwill and intangible assets are reviewed in conjunction with acquisitions and goodwill and indefinite-lived intangible assets are reassessed for impairment at least annually or when events or circumstances indicate that their carrying value may not be recoverable. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Readers are urged to review our 2019 Annual Report on Form 10-K for a more complete description of our critical accounting estimates. Additionally, see "Recent Developments Related to COVID-19" for further discussion on our interim considerations around the evaluation of goodwill and intangible assets for impairment.

Recent Accounting Pronouncements

See note 2 of the notes to consolidated financial statements for discussion of recently issued accounting pronouncements that we have not yet adopted and the expected effects on our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table presents the components of net income (loss) to shareholders and comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Insurance segment underwriting profit (loss)	$(206,374)	$52,083
Reinsurance segment underwriting profit (loss)	(33,959)	3,356
Investing segment profit (loss) (1)	(1,593,382)	726,121
Markel Ventures segment profit (2)	41,757	29,912
Other operations (3)	(13,372)	(16,642)
Interest expense	(45,030)	(40,290)
Net foreign exchange gains (losses)	78,301	(21,864)
Income tax (expense) benefit	370,683	(155,163)
Net income attributable to noncontrolling interests	(4,387)	(1,086)
Net income (loss) to shareholders	(1,405,763)	576,427
Other comprehensive income to shareholders	52,954	155,818
Comprehensive income (loss) to shareholders	$(1,352,809)	$732,245

(1)
Net investment income and net investment gains (losses), if any, attributable to Markel Ventures are included in segment profit for Markel Ventures. All other net investment income and net investment gains (losses) are included in Investing segment profit (loss).

(2)
Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to our Insurance and Reinsurance segments.

(3)
Other operations include the results attributable to our operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. For the three months ended March 31, 2020 and 2019, amortization of intangible assets attributable to our underwriting segments was $10.5 million and $9.8 million, respectively, however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

Comprehensive loss to shareholders for the quarter ended March 31, 2020 reflects significant investing and underwriting losses attributed to COVID-19, a novel coronavirus outbreak that was declared a pandemic by the World Health Organization on March 11, 2020, which has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world.

The change in comprehensive income (loss) to shareholders from 2019 to 2020 was primarily due to pre-tax net investment losses of $1.7 billion in 2020 compared to pre-tax net investment gains of $612.2 million in 2019. We also recognized underwriting losses in both of our underwriting segments in 2020, which included $325.0 million of pre-tax net losses and loss adjustment expenses attributed to COVID-19, compared to underwriting profits in 2019.

The components of net income (loss) to shareholders and comprehensive income (loss) to shareholders are discussed in detail under "Underwriting Results," "Investing Results," "Markel Ventures," "Other Operations," "Interest Expense and Income Taxes" and "Comprehensive Income (Loss) to Shareholders."

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

The following table presents selected data from our underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Gross premium volume (1)	$1,925,867	$1,705,725
Net written premiums	$1,646,478	$1,477,093
Net retention (1)	85%	87%
Earned premiums	$1,330,709	$1,203,977
Losses and loss adjustment expenses	$1,076,348	$687,746
Underwriting, acquisition and insurance expenses	$495,163	$455,212
Underwriting profit (loss)	$(240,802)	$61,019

U.S. GAAP Combined Ratios
Insurance	119%	95%
Reinsurance	115%	99%
Consolidated	118%	95%

(1)
Gross premium volume and net retention exclude $397.0 million and $549.3 million for the three months ended March 31, 2020 and 2019, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.

Our consolidated combined ratio was 118% for the three months ended March 31, 2020 compared to 95% for the same period of 2019. Underwriting results for the three months ended March 31, 2020 included $325.0 million, or 24 points, of net losses and loss adjustment expenses attributed to the COVID-19 pandemic. These losses and loss adjustment expenses were net of ceded losses of $58.0 million.

Beginning in late February, as the COVID-19 outbreak was becoming more widespread, it was identified as a potential exposure within our underwriting operations. We began to regularly review all of our product lines to identify lines of business we believed could be directly impacted by COVID-19 and to evaluate the extent to which the virus may impact our coverages. In those instances where we identified COVID-19 as the proximate cause of loss, we established reserves for losses and loss adjustment expenses during the first quarter of 2020. Our losses from COVID-19 are primarily attributed to business written within our international insurance operations and are primarily associated with coverages for event cancellation and business interruption losses in policies where no specific pandemic exclusions exist.

The following table summarizes, by coverage and underwriting platform, the components of our net losses and loss adjustment expenses from COVID-19 for the three months ended March 31, 2020.

	Three Months Ended March 31, 2020
(dollars in millions)	Insurance	Reinsurance	Consolidated
Event cancellation
International	$172.5	$—	$172.5
United States	8.5	—	8.5
Business interruption
International	92.0	2.0	94.0
United States	16.0	15.0	31.0
All other coverages	4.0	15.0	19.0
Total	$293.0	$32.0	$325.0

Both the gross and net loss estimates for COVID-19 represent our best estimate of losses based upon information currently available. Our estimate for these losses and loss adjustment expenses is based on detailed policy level reviews, as well as a review of in-force assumed reinsurance contracts, for potential exposures. We also considered preliminary industry loss estimates and analysis provided by our brokers and claims counsel. At this time, few claims for covered losses have been received and there are no historical events with similar characteristics to COVID-19, and therefore we have no past loss experience on which to base our estimates. Additionally, the economic impacts of the pandemic continue to evolve.

Significant assumptions on which our estimates of reserves for COVID-19 losses and loss adjustment expenses are based include:

•	the scope of coverage provided under our policies, particularly those that provide for business interruption coverage, which generally falls under the following three categories:

◦	coverage has not been triggered because the policy’s insuring agreement has not been satisfied and/or a covered cause of loss has not been established;

◦	the policy would not respond because the policy includes a communicable disease, virus or pandemic exclusion; or

◦	the policy may provide coverage for communicable diseases and pandemics, but also includes conditions and limitations to coverage;

•	coverage provided under our ceded reinsurance contracts;

•
the expected duration of the disruption caused by the COVID-19 pandemic, which we have assumed will extend, in varying degrees, beyond the government directives currently in place and may impact certain covered events through the end of the year; and

•
the ability of insureds to mitigate some or all of their losses. For example, in the case of our event cancellation coverages, by deferring the event or moving to a virtual format, and for our business interruption exposures, the ability to continue providing certain services or to provide services remotely.

Due to the inherent uncertainty associated with the assumptions surrounding this event, and the limited claims reporting to date, these estimates are subject to a wide range of variability. Our estimates are based on broad assumptions about coverage, liability and reinsurance, which ultimately may be subjected to judicial review or legislative action. Additionally, it is highly likely that there will be significant litigation involved in the handling of claims associated with COVID-19, and in certain instances, assessing the validity of policy exclusions for pandemics and interpreting policy terms to determine coverage for pandemics, which are in the process of being tested in the judicial system. While we believe our net reserves for losses and loss adjustment expenses for COVID-19 as of March 31, 2020 are adequate based on information available at this time, we continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. Such adjustments to our reserves for COVID-19 losses and loss adjustment expenses may be material to our results of operations, financial condition and liquidity. See "Recent Developments Related to COVID-19" for further discussion of other potential exposures arising from the pandemic.

Insurance Segment

The combined ratio for the Insurance segment was 119% (including 26 points for COVID-19) for the three months ended March 31, 2020 compared to 95% for the same period of 2019.

For the three months ended March 31, 2020, the increase in the combined ratio was driven by the impact of $293.0 million of losses attributed to COVID-19 in 2020, partially offset by more favorable development on prior accident years' loss reserves. Higher earned premiums in 2020 compared to 2019 had a favorable impact on our expense ratio and an unfavorable impact on the prior years' loss ratio.

•
The Insurance segment's combined ratio for the three months ended March 31, 2020 included $116.1 million of favorable development on prior years' loss reserves compared to $72.6 million for the same period in 2019. The impact of more favorable development on prior years' loss reserves was partially offset by the unfavorable impact of higher earned premiums on the prior years' loss ratio. The increase in favorable development was primarily due to favorable development on our professional liability and marine and energy product lines in 2020 compared to adverse development in 2019, partially offset by less favorable development on our general liability product lines in 2020 compared to 2019. For the three months ended March 31, 2020, favorable development was most significant on our professional liability and marine and energy product lines, primarily on the 2016 to 2019 accident years, and workers' compensation product line across several accident years. The favorable development on prior years' loss reserves in 2019 was most significant on our general liability and workers' compensation product lines.

•
The expense ratio for the three months ended March 31, 2020 decreased compared to the same period of 2019 primarily due to the favorable impact of higher earned premiums, partially offset by a lower benefit from ceding commissions in 2020 compared to 2019.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 115% (including 14 points for COVID-19) for the three months ended March 31, 2020 compared to 99% for the same period of 2019.

For the three months ended March 31, 2020, the increase in the combined ratio was driven by the impact of $32.0 million of losses attributed to COVID-19 in 2020.

•
Excluding the impact of losses attributed to COVID-19 in 2020, the current accident year loss ratio for the three months ended March 31, 2020 increased compared to the same period of 2019 primarily due to higher net attritional losses on our property and workers' compensation product lines in 2020 compared to 2019.

•
The Reinsurance segment's combined ratio for the three months ended March 31, 2020 included $13.9 million of adverse development on prior accident years' loss reserves compared to $11.3 million for the same period in 2019. For the three months ended March 31, 2020, adverse development was most significant on our public entity product line, primarily on the 2015 to 2019 accident years, and professional liability product lines, primarily on the 2016 to 2019 accident years. The adverse development on prior years' loss reserves in 2019 was most significant on our property product lines.

•
The expense ratio for the three months ended March 31, 2020 decreased compared to the same period of 2019 due to lower acquisition costs and lower general expenses, partially offset by higher profit sharing expenses. Profit sharing was lower in 2019 due to the favorable impact of the reversal of an accrual in the first quarter.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums.

Gross Premium Volume
	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Insurance	$1,414,711	$1,192,848
Reinsurance	513,186	513,377
Other underwriting	—	(740)
Total Underwriting	1,927,897	1,705,485
Program services and other	394,927	549,557
Total	$2,322,824	$2,255,042

Gross premium volume in our underwriting operations for the three months ended March 31, 2020 increased 13% compared to the same period of 2019. The increase in gross premium volume for the three months ended March 31, 2020 was attributable to an increase in gross premium volume within our Insurance segment. Also impacting consolidated gross premium volume were gross premiums written from our program services business and other fronting arrangements, which decreased 28% for the three months ended March 31, 2020 compared to the same period of 2019. The decrease in gross premium volume was driven by the run-off of one large program and the cancellation of an in-force book of policies related to another large program. Substantially all gross premiums from our program services business and other fronting arrangements were ceded to third parties for the three months ended March 31, 2020 and 2019. See "Other Operations" for further discussion on gross premiums from our program services operations.

Gross premium volume in our Insurance segment increased 19% for the three months ended March 31, 2020 compared to the same period of 2019. The increase was primarily driven by continued growth within our professional liability and general liability product lines.

Gross premium volume in our Reinsurance segment remained flat for the three months ended March 31, 2020 compared to the same period of 2019. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts, including the timing of renewals.

During the first quarter of 2020, we continued to see improved pricing across most of our product lines, the primary exception being workers' compensation, where we continued to see rate decreases given favorable loss experience in recent years. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

See "Recent Developments Related to COVID-19" for further discussion on potential impacts to our premiums.

Net Written Premiums
	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Insurance	$1,195,737	$998,358
Reinsurance	452,749	478,967
Other underwriting	22	(472)
Total Underwriting	1,648,508	1,476,853
Program services and other	(2,030)	240
Total	$1,646,478	$1,477,093

Net retention of gross premium volume for our underwriting operations for the three months ended March 31, 2020 was 85% compared to 87% for the same period of 2019. The decrease in net retention for the three months ended March 31, 2020 compared to the same period of 2019 was driven by lower net retention within the Reinsurance segment, partially offset by higher net retention within the Insurance segment. The decrease in net retention within the Reinsurance segment was driven by lower retention on our property product lines, primarily due the purchase of additional excess of loss property and catastrophe coverage on our retrocessional property business in 2020. The increase in net retention within the Insurance segment was driven by premium growth within our professional liability and general liability product lines, which carry higher retention rates. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance in order to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Insurance	$1,106,851	$973,727
Reinsurance	225,960	230,510
Other underwriting	22	(472)
Total Underwriting	1,332,833	1,203,765
Program services and other	(2,124)	212
Total	$1,330,709	$1,203,977

Earned premiums for the three months ended March 31, 2020 increased 11% compared to the same period of 2019. The increase in earned premiums for the three months ended March 31, 2020 was attributable to an increase in earned premiums in our Insurance segment. The increase in earned premiums in our Insurance segment for the three months ended March 31, 2020 was primarily due to the increase in gross premium volume within our professional liability and general liability product lines, as described above.

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

The following table summarizes our investment performance.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net investment income	$88,243	$114,182
Net investment gains (losses)	$(1,681,441)	$612,191
Change in net unrealized investment gains on available-for-sale securities (1)	$91,861	$218,649
Investment yield (2)	0.6%	0.8%
Taxable equivalent total investment return, before foreign currency effect	(6.5)%	5.3%
Taxable equivalent total investment return	(7.0)%	5.4%

(1)
The change in net unrealized gains on available-for-sale securities excludes the reserve deficiency adjustment for life and annuity benefit reserves of $12.9 million and $25.8 million, respectively, for the three months ended March 31, 2020 and 2019.

(2)	Investment yield reflects net investment income as a percentage of monthly average invested assets at cost.

The decrease in net investment income for the three months ended March 31, 2020 compared to the same period of 2019 was driven primarily by losses on our equity method investments. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.
Net investment losses for the three months ended March 31, 2020 were primarily attributable to a decrease in the fair value of our equity portfolio driven by unfavorable market value movements resulting from the COVID-19 pandemic, the impacts of which are further discussed in "Recent Developments Related to COVID-19." See note 4(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Three Months Ended March 31,
	2020	2019
Investment yield (1)	0.6%	0.8%
Adjustment of investment yield from amortized cost to fair value	(0.2)%	(0.2)%
Net amortization of net premium on fixed maturities	0.1%	0.1%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	(7.9)%	4.4%
Other (2)	0.4%	0.3%
Taxable equivalent total investment return	(7.0)%	5.4%

(1)	Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

(2)	Adjustment to reflect the impact of time-weighting the inputs to the calculation of taxable equivalent total investment return.

Markel Ventures

We report the results of our Markel Ventures operations in our Markel Ventures segment. This segment includes a diverse portfolio of businesses from different industries that offer various types of products and services to businesses and consumers, predominantly in the United States. We measure Markel Ventures' results by its operating income and net income, as well as earnings before interest, income taxes, depreciation and amortization (EBITDA). We consolidate the results of our Markel Ventures subsidiaries on a one-month lag, with the exception of any significant transactions or events that occur in the intervening period.

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Operating revenues	$511,221	$455,015
Operating income	$41,757	$29,912
EBITDA	$67,460	$54,744
Net income to shareholders	$17,739	$15,167

Operating revenues from our Markel Ventures segment increased for the three months ended March 31, 2020 compared to the same period of 2019 driven by higher revenues in our services businesses, primarily due to the contribution of revenues from VSC, which was acquired in the fourth quarter of 2019. The increase in operating revenues was also attributable to our consumer and building products businesses and one of our transportation-related businesses as well as growth within one of our consulting services businesses. These increases were partially offset by lower sales volumes at our equipment manufacturing businesses.

Operating income and EBITDA from our Markel Ventures segment increased for the three months ended March 31, 2020 compared to the same period of 2019, primarily due to improved operating results at one of our consumer and building products businesses and one of our transportation-related businesses as well as higher revenues at another one of our transportation-related businesses, as described above, and the contribution of VSC. These increases were partially offset by a decrease in income attributable to certain investments held within our Markel Ventures segment and lower margins at one of our consumer and building products businesses.

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

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Markel Ventures operating income	$41,757	$29,912
Depreciation expense	13,862	14,025
Amortization of intangible assets	11,841	10,807
Markel Ventures EBITDA	$67,460	$54,744

Net income to shareholders from our Markel Ventures segment increased for the three months ended March 31, 2020 compared to the same period of 2019, primarily due to higher operating income, partially offset by higher income tax expense and interest expense.

See "Recent Developments Related to COVID-19" for further discussion of impacts of the pandemic on our Markel Ventures operations.

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Three Months Ended March 31,
	2020			2019
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$53,167	$53,835	$9,612	$53,408	$60,584	$14,099
Program services	25,850	7,154	5,234	24,789	5,552	5,234
Life and annuity	378	6,048	—	421	6,552	—
Other	7,723	6,967	682	8,757	7,048	688
	87,118	74,004	15,528	87,375	79,736	20,021
Underwriting operations			10,489			9,840
Total	$87,118	$74,004	$26,017	$87,375	$79,736	$29,861

Insurance-Linked Securities

Operating revenues for the quarter ended March 31, 2020 in our insurance-linked securities operations were consistent with 2019. The increase in operating revenues at our Nephila operations was offset by lower revenues at our Markel CATCo operations. The increase in operating revenues at our Nephila operations was primarily due to growth in our managing general agent businesses, partially offset by lower investment management and incentive fees during the three months ended March 31, 2020 compared to the same period of 2019. Nephila's net assets under management were $10.0 billion and $10.4 billion as of March 31, 2020 and December 31, 2019, respectively. The decrease in operating revenues at our Markel CATCo operations was primarily due to lower assets under management during the three months ended March 31, 2020 compared to the same period of 2019 and, effective January 1, 2020, a further reduction in the management fee rate. MCIM's net assets under management were $2.7 billion and $2.8 billion as of March 31, 2020 and December 31, 2019, respectively, a portion of which is attributable to our investments in the Markel CATCo Funds.

The decrease in services and other expenses in our insurance-linked securities operations for the three months ended March 31, 2020 compared to the same period of 2019 was attributable to lower professional fees at our Markel CATCo operations. Both periods were impacted by professional fees related to ongoing matters at our Markel CATCo operations, however, expenses in 2019 were higher as a result of the internal review that was completed in 2019. See note 16 of the notes to consolidated financial statements for further details around developments in our Markel CATCo operations. Services and other expenses in our insurance-linked securities operations also reflect start-up costs associated with our new retrocessional insurance-linked securities fund manager, Lodgepine.

In both periods, operating revenues attributed to our Nephila operations exceeded the related services and other expenses.

Program Services

Operating revenues in our program services operations increased 4% for the three months ended March 31, 2020 compared to the same period of 2019 due to higher gross premium volume in 2019 compared to 2018, which led to higher direct earned premiums, on which our fees are based, in 2020 compared to 2019.

Services and other expenses in our program services operations increased for the three months ended March 31, 2020 compared to the same period of 2019 due to an increase in our allowance for credit losses in the first quarter of 2020, due to the decline in short-term economic conditions as forecasted during the first quarter of 2020 as a result of expected impacts from the COVID-19 pandemic.

Gross written premiums in our program services operations were $393.2 million and $527.0 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in gross premium volume was driven by the run-off of one large program and the cancellation of an in-force book of policies related to another large program resulting in a one-time unfavorable premium adjustment of $55.0 million associated with the return of unearned premium.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $45.0 million for the three months ended March 31, 2020, compared to $40.3 million for the same period of 2019. The increase in interest expense was primarily due to a $565.2 million net increase in principal outstanding on our senior long-term debt during 2019. Interest expense in 2020 included interest expense associated with our 5.0% unsecured senior notes issued in the second quarter of 2019 and our 3.35% and 4.15% unsecured senior notes issued in the third quarter of 2019. These increases were partially offset by lower interest expense resulting from the repayment of our 7.125% unsecured senior notes in the third quarter of 2019 as well as the purchase and redemption of our 6.25% and 5.35% unsecured senior notes in the third and fourth quarters of 2019.

Income Taxes

The effective tax rate was 21% for both the three months ended March 31, 2020 and 2019.

Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net income (loss) to shareholders	$(1,405,763)	$576,427
Other comprehensive income
Change in net unrealized gains on available-for-sale investments, net of taxes	65,564	152,085
Other, net of taxes	(12,734)	3,738
Other comprehensive (income) loss attributable to noncontrolling interest	124	(5)
Other comprehensive income to shareholders	52,954	155,818
Comprehensive income (loss) to shareholders	$(1,352,809)	$732,245

Book Value per Share and Total Shareholder Return

Book value per share was $705.68 as of March 31, 2020, which reflects a decrease of 12% from $802.59 at December 31, 2019, primarily due to $1.4 billion of net loss to shareholders, as shown above. Our stock price per share, or total shareholder return, decreased 19% for the three months ended March 31, 2020.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $20.5 billion at March 31, 2020 compared to $22.3 billion at December 31, 2019. Equity securities were $5.7 billion, or 28% of invested assets, at March 31, 2020, compared to $7.6 billion, or 34% of invested assets, at December 31, 2019.

Net cash provided by operating activities was $65.7 million for the three months ended March 31, 2020 compared to $18.7 million for the same period of 2019. Net cash flows from operating activities for the three months ended March 31, 2020 reflected lower claims settlement activity in both of our underwriting segments and higher net premium collections in our Insurance segment compared to 2019. Also reflected in net cash provided by operating activities for 2020 were lower net premium collections in our program services operations primarily due to the in-force cancellation of a large program, which resulted in the return of funds collateralizing unearned premiums on the account.

Net cash provided by investing activities was $906.6 million for the three months ended March 31, 2020 compared to $342.1 million for the same period of 2019. In response to COVID-19, beginning in late February, we began retaining proceeds from maturities of short-term investments in cash and cash equivalents, thereby significantly reducing our holdings of short-term investments. See "Recent Developments Related to COVID-19" for further discussion of actions we are taking in our investment portfolio in response to the pandemic. Cash flow from investing activities is also affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $20.9 million for the three months ended March 31, 2020 compared to net cash used of $0.1 million for the same period of 2019. During the first three months of both 2020 and 2019, we had a net increase in borrowings, primarily on a revolving line of credit at one of our Markel Ventures businesses. Cash of $23.9 million and $37.6 million was used to repurchase shares of our common stock during the first three months of 2020 and 2019, respectively. We suspended repurchases of our shares in March 2020.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 27% at March 31, 2020 and 24% at December 31, 2019, which was consistent with our target range at both dates. The increase was primarily due to the decrease in shareholders' equity from $11.1 billion at December 31, 2019 to $9.7 billion at March 31, 2020.

In March 2020, we entered into a definitive agreement to acquire a controlling interest in Lansing Building Products, LLC (Lansing), a supplier of exterior building products and materials to professional contractors throughout the United States. Simultaneously, Lansing entered into a definitive agreement to acquire the distribution business of Harvey Buildings Products to enhance the geographic reach and scale of Lansing. Total consideration for both transactions is estimated to be $546.7 million, subject to closing and post-closing adjustments. All consideration is expected to be paid in cash. The transactions are scheduled to close in the second quarter of 2020 and are subject to customary closing conditions. Upon completion of the transactions, results attributable to Lansing will be included in our Markel Ventures segment.

We have access to various capital sources, including dividends from certain of our insurance and Markel Ventures subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs. However, the availability of these sources of capital and the availability and terms of future financings will depend on a variety of factors, and could be adversely affected by, among other things, risks and uncertainties related to COVID-19. See "Recent Developments Related to COVID-19" for further discussion of the potential impacts of COVID-19 on our liquidity and capital resources.

Our holding company had $3.3 billion and $4.0 billion of invested assets at March 31, 2020 and December 31, 2019, respectively. The decrease in invested assets was primarily due to a decrease in the fair value of equity securities.

Recent Developments Related to COVID-19

On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. This pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world. In addition to the losses incurred in both our investing and underwriting operations during the first quarter of 2020, we are experiencing significant impacts across our business operations. With the exception of certain essential job functions that must be performed in our offices, most of the workforce in our insurance operations is working remotely from their homes. While this approach is currently operating effectively, an extended period of remote work arrangements could strain our business continuity plans, introduce or increase operational and control risks, including but not limited to increased cybersecurity risks, and impact our ability to effectively manage our businesses. Within our Markel Ventures operations, many of our businesses are still operating on their premises, however, their ability to continue to do so may be impacted as the pandemic evolves.

We are committed to serving the needs of our employees, customers, business partners and shareholders and have developed a COVID-19 response team to monitor our efforts around safeguarding our people, supporting our front office and business operations, understanding and managing our loss exposures and other risks associated with COVID-19 and keeping our employees, customers, business partners and shareholders informed.

Other impacts we have experienced in our operations, as well as steps we are taking to respond to the economic disruption and dislocation caused by the pandemic, are discussed below. During the period, we also considered whether an assessment of goodwill and intangible assets for impairment was required and concluded it was not. See further discussion regarding goodwill and intangible assets below. Other potential impacts to our results of operations and financial condition that may result as the effects of the COVID-19 pandemic evolve are also discussed below.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. We began the year in a strong liquidity position, holding $4.0 billion of invested assets at our holding company, the highest level in our history. Following two debt issuances in 2019 and the purchase and redemption of our unsecured senior notes due to mature in 2020 and 2021, we have no unsecured senior notes maturing in the next 24 months. We continue to maintain a fixed maturity portfolio comprised of high credit quality, investment grade securities with an average rate of "AA." Despite a $1.7 billion decrease in the fair value of our equity portfolio in the first quarter of 2020, unrealized gains on our equity portfolio were $2.5 billion as of March 31, 2020.

Given the dislocation in the financial markets and related uncertainty around the global credit markets, we have taken several steps within our investment portfolio to increase our allocation to cash, including retaining cash proceeds from maturities of short-term investments and fixed maturities, pausing our purchases of equity securities and, in some cases, selling certain equity securities based on our views of the underlying fundamentals of these positions and where pricing was deemed appropriate. We also have suspended repurchases of our shares and are focusing on expense reductions across our Company.

The recent declines in the fair value of our equity securities and underwriting losses arising from COVID-19 has reduced the capital held by our insurance subsidiaries. Our insurance operations may require additional capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. As of March 31, 2020, the statutory capital of all of our insurance subsidiaries exceeded required capital, and we believe we are well positioned to continue to pay claims, including those arising from the pandemic, promptly in accordance with the terms of our policies.

We continue to believe we have adequate liquidity to meet our capital and operating needs, including that which may be required to support the operating needs of our subsidiaries.

Underwriting Operations

As previously discussed, our underwriting results for the quarter included $325.0 million of net losses and loss adjustment expenses attributed to COVID-19. Due to the inherent uncertainty associated with the assumptions surrounding this event, and the limited claims reporting to date, these estimates are subject to a wide range of variability. While we believe our net reserves for losses and loss adjustment expenses for COVID-19 as of March 31, 2020 are adequate based on information available at this time, we continue to closely monitor reported claims, government actions, judicial decisions and changes in local and worldwide social disruption arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. See "Results of Operations - Underwriting Results" for further discussion on our estimate of losses and loss adjustment expenses attributed to COVID-19.

As efforts to respond to the pandemic continue to evolve, we expect that losses indirectly related to the COVID-19 pandemic and associated with a broader range of coverages are likely to emerge. As an example, we provide liability coverage for health and medical institutions and professions, as well as other professions, which have been strained or otherwise impacted by the pandemic, for which few claims have been reported thus far. Other product lines that may be impacted by losses derived from COVID-19 include our trade credit business and workers’ compensation product lines, among others, including our reinsurance product lines. Few losses have been reported at this time. Losses attributed to these exposures that are indirectly related to COVID-19 will be recognized in the period incurred.

The widespread economic and social disruption caused by COVID-19 has created significant financial hardships for individuals and businesses worldwide. In response, we are currently halting cancellations and delinquency actions following requests from our customers and brokers for customers who express a financial hardship due to COVID-19, as well as directives from certain government authorities. While these actions will impact the timing of our premium collections, at this time, we do not believe there has been any material change in our exposure to credit losses. Our allowances for credit losses in both our insurance receivables and reinsurance recoverables were adjusted as of March 31, 2020 to reflect the increased credit risk associated with the negative economic outlook, the impact of which was not material to our underwriting results.

The significant decline in economic activity is likely to have an unfavorable impact on our premium volume, due to business closures, reduced recreational activity and lower gross receipts, revenues and payrolls of our insureds, among other things. Although our premium volume for the three months ended March 31, 2020 was not materially impacted by the effects of COVID-19, we have started to see declines in policy submissions. For those policies where the underlying loss exposures have been reduced as a result of decreased economic activity or shelter-in-place orders resulting from COVID-19, we may also be required to refund premiums to policyholders. These adverse impacts on our premium volume could be material.

Within our underwriting operations, we also are reviewing and analyzing the underwriting guidelines and procedures we use to underwrite and reinsure policies that provide coverages related to communicable diseases, viruses, pathogens and other similar risks. Where appropriate, we are taking steps to mitigate our exposure to additional or further losses related to these types of risks, including increasing pricing and adding policy terms and conditions, including exclusions. These actions may reduce premium volume in certain classes of business.

Markel Ventures Operations

The results of operations, financial position and cash flows of our Markel Ventures operations for the quarter ended March 31, 2020 did not reflect any material impacts from the COVID-19 pandemic, the effects of which had not yet had any material impacts on our operations. However, as the economic and social disruption created by the pandemic continues to evolve, it will impact many of our businesses, as further discussed below.

In certain of our businesses, we have started to see orders and contracts canceled or postponed, and we have temporarily reduced capacity at certain of our operations for which the duration is currently uncertain. Our revenues also may be impacted by disruption in supply chains, changes in consumer behavior and the overall impact of current economic conditions on commercial and consumer spending. These impacts on our revenues could be material.

In order to partially mitigate the impact of decreased revenues, certain of our businesses are taking actions to reduce expenses, including, but not limited to, elimination of non-essential expenses, cancellation or deferral of open positions, salary reductions and workforce furloughs and reductions. Our businesses may increase borrowings, if needed, to maintain the cash flow required to operate.

Loss of revenues in both our products and services businesses, the extent of which we are currently unable to estimate, could also impact the carrying value of inventory, goodwill and intangible assets and other long-lived assets, which may become impaired. See further discussion below for considerations regarding the valuation of our goodwill and intangible assets as of March 31, 2020. In certain cases, revenue declines also could result in ongoing cash and working capital constraints and could impact the companies’ liquidity and their ability to comply with debt covenants, and, in response, we may take steps necessary to support these operations.

As a result of the economic hardship experienced by our customers, we may modify our payment terms or offer discounts to our customers, and we also are exposed to increased credit risk. Our allowances for credit losses on our receivables were adjusted as of March 31, 2020 to reflect the increased credit risk associated with the negative economic outlook, the impact of which was not material to our results of operations.

Insurance-Linked Securities and Program Services

Through our insurance-linked securities operations, we receive management fees for investment and insurance management services based on the net asset value of the accounts we manage, and for certain funds, incentive fees based on the annual performance of the funds managed.

For the three months ended March 31, 2020, investment losses to date within the investment funds we manage have not been significant; however, uncertainty around potential COVID-19 loss exposures, has reduced, and may further reduce, the net asset value on which our management fees are based. Deferred or reduced investment management fees and the associated decline in cash flows, the extent of which we are currently unable to estimate, also could impact the carrying value of our goodwill and intangible assets, which may become impaired. See further discussion below for considerations regarding the valuation of our goodwill and intangible assets as of March 31, 2020.

Volatility in the capital markets and investor uncertainty regarding insurance industry exposure to COVID-19 also may impact our ability to raise additional third party capital for the funds we manage and we may also experience higher than anticipated investor redemptions from our funds. These impacts could have a material impact on our results of operations and financial condition.

Our program services business generates fee income, in the form of ceding (program service) fees. This fee income is calculated based on the gross premium volume of the insurance programs we support. Similar to our underwriting operations, the significant decline in economic activity is likely to have an unfavorable impact on premium volume, which may result in a reduction in fee income.

Goodwill and Intangible Assets

Our consolidated balance sheet as of March 31, 2020 included goodwill and intangible assets of $4.0 billion, as follows:

	March 31, 2020
(dollars in millions)	Underwriting	Markel Ventures	Other (1)	Total
Goodwill	$890.4	$612.7	$806.5	$2,309.6
Intangible assets	472.9	455.3	764.0	1,692.2
Total	$1,363.3	$1,068.0	$1,570.5	$4,001.8
(1)Amounts included in Other reflect our operations that are not included in a reportable segment, including our insurance-linked securities operations and our program services operations.

During the first quarter of 2020, we considered whether a quantitative assessment of goodwill and intangible assets for impairment was required as a result of the significant economic disruption caused by the COVID-19 pandemic. After considering qualitative factors regarding the expected impacts of the pandemic on our operations, as well as the amount by which the fair value of our reporting units exceeded their respective carrying values at the date of the last quantitative assessment, we determined these conditions did not indicate that it is more likely than not that the carrying value of any of our reporting units exceeded their fair value as of March 31, 2020 based on information available to us at this time. Similar factors were considered to determine if these circumstances were an indicator requiring an assessment of the recoverability of our intangible assets, and we concluded they were not based on information available to us at this time. However, delayed recovery or further deterioration in market conditions related to the general economy and the specific industries in which we operate, a sustained trend of weaker than anticipated financial performance within a reporting unit, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill or intangible asset impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

For additional risks to our businesses related to COVID-19, see the risk factor titled "The COVID-19 pandemic has had, and is expected to continue to have, material adverse effects on us."

Brexit Developments

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

Without a Brexit agreement on future terms of trade, U.K. based insurers may be prohibited from administering policies for, or paying claims to, European Economic Area (EEA) policyholders post Brexit. In order to provide certainty for its EEA policyholders, our U.K. insurance company, Markel International Insurance Company Limited, transferred its legacy EEA exposures, claims and policies to our German insurance company, Markel Insurance SE. Lloyd’s also has commenced its transfer of legacy EEA exposures. That transfer is expected to be completed prior to December 31, 2020, however it may take longer, and there is no assurance that approval of that transfer will be granted or on what terms and conditions. Lloyd’s has indicated that it intends to honor contractual commitments, including the payment of valid claims, and expects that its approach will be respected by EEA regulators pending the completion of its transfer of legacy EEA exposures. The European Insurance and Occupational Pensions Authority has issued its recommendation to E.U. member states that they adopt legislation to permit the orderly run-off of legacy EEA exposures, claims and policies by U.K. insurers. While some E.U. member states have adopted such legislation, no E.U. member state is obligated to do so, and the terms of any such legislation may vary significantly among the E.U. member states. Without an orderly run-off regime for legacy business in every E.U. member state, Lloyd’s, and in turn, our Lloyd’s syndicate, may be impaired in running-off business, including paying claims, in the E.U. member states.

For additional risks related to Brexit, see "The exit of the United Kingdom from the European Union could have a material adverse effect on us." under Risk Factors in our 2019 Annual Report on Form 10-K.

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

During the three months ended March 31, 2020, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2019.

The estimated fair value of our investment portfolio at March 31, 2020 was $20.5 billion, 49% of which was invested in fixed maturities and 28% of which was invested in equity securities. At December 31, 2019, the estimated fair value of our investment portfolio was $22.3 billion, 45% of which was invested in fixed maturities and 34% of which was invested in equity securities.

Our fixed maturity portfolio includes corporate bonds, mortgage-backed securities and securities issued by municipalities, foreign governments and non-sovereign foreign institutions. Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. During periods of adverse economic conditions, issuers of fixed maturity securities may face increased financial difficulties. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. As part of that process, we monitor developments in industry sectors, state and local governments, and foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and economic changes and the widening of credit spreads. We also manage the exposure to credit risk by investing in high quality securities and by diversifying our holdings. During the three months ended March 31, 2020, there were no material changes in our corporate bond, mortgage-backed security, municipal bond or foreign government fixed maturity holdings.

We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At March 31, 2020, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

There were no changes in our internal control over financial reporting during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Business Overview," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K and under "Recent Developments Related to COVID-19" and "Risk Factors" in this report, or are included in the items listed below:

•
current global economic, market and industry conditions, as well as significant volatility, uncertainty and disruption caused by the COVID-19 pandemic, including governmental, legislative, judicial or regulatory actions or developments affecting our businesses;

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

•
economic conditions, actual or potential defaults in corporate bonds, municipal bonds, mortgage-backed securities or sovereign debt obligations, volatility in interest and foreign currency exchange rates and changes in market value of concentrated investments can have a significant impact on the fair value of our fixed maturity and equity securities, as well as the carrying value of our other assets and liabilities, and this impact may be heightened by market volatility and our ability to mitigate our sensitivity to these changing conditions;

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

•
the impacts that health epidemics and pandemics, including the COVID-19 pandemic, as well as actions of local, state and federal authorities in response thereto, may have on our business operations and claims activity;

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

•
adverse changes in our assigned financial strength or debt ratings or outlook could adversely impact us, including our ability to attract and retain business, the amount of capital our insurance subsidiaries must hold and the availability and cost of capital;

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

Belisle Arbitration

On February 21, 2019, Anthony Belisle filed a lawsuit, Anthony Belisle v. Markel CATCo Investment Management Ltd and Markel Corp. (U.S. District Court for the District of New Hampshire), which suit was amended on March 29, 2019. As amended, the complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $66 million in incentive compensation, enhanced compensatory damages, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys’ fees. In June 2019, MCIM, Markel Corporation, and Mr. Belisle agreed to commence binding arbitration to finally, fully and confidentially resolve the claims and counterclaims alleged in the action, and the Belisle suit was dismissed with prejudice in July 2019. The arbitrators have been selected, the arbitration proceeding has commenced, and the arbitration hearing has been scheduled to begin in August 2020. We believe that Mr. Belisle's claims are without merit.

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

Prior to the December 31, 2017 CVR maturity date, the CVR holder representative, Thomas Yeransian, had disputed our prior estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), alleging, among other things, that we are in default under the CVR agreement. The suit seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($17.7 million through March 31, 2020) and default interest (up to an additional $14.6 million through March 31, 2020, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.

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

Item 1A. Risk Factors

Other than the risk factor discussed below, or as discussed elsewhere in this report, including under note 16 (Commitments and Contingencies) of the notes to consolidated financial statements or under "Management's Discussion and Analysis of Financial Condition and Results of Operations," including "Recent Developments Related to COVID-19" and "Brexit Developments," or under "Legal Proceedings" in this report, there have been no material changes with regard to the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has had, and is expected to continue to have, material adverse effects on us. The effects of the COVID-19 pandemic, and U.S. and international responses, are wide-ranging, costly, disruptive and rapidly changing. The COVID-19 pandemic has had, and is expected to continue to have, material adverse effects on our insurance, investment, Markel Ventures and other businesses, and on our results of operations and financial condition. Factors that give rise, or may give rise, to those effects include, or may include, the following, as well as others that we cannot predict:

•
Legislative or regulatory mandates or judicial decisions that require retroactive coverage of business interruption claims stemming from the COVID-19 pandemic or to expand the scope of other types of insurance or reinsurance coverages, for example, workers’ compensation insurance;

•	Regulatory actions:

◦	prohibiting or postponing the cancellation or non-renewal of insurance policies in accordance with policy terms or requiring renewals on current terms and conditions;

◦	requiring the coverage of losses irrespective of policy terms or exclusions;

◦	relaxing policyholder reporting requirements for claims, which may affect coverage under our claims made and reported policies;

◦	requiring or encouraging premium refunds;

◦	granting extended grace periods for premium payments; and

◦	extending due dates to pay past due premiums;

•	Rapidly and dramatically changing business conditions and compliance obligations, including as a result of federal and state executive orders and regulatory guidance;

•
Disruptions, delays and increased costs and risks related to working remotely, having limited or no access to our facilities and reductions or interruptions of critical or essential services. Those effects may include, among others:

◦
an inability to write and process new and renewal insurance business, provide our non-insurance products and services, provide customer service, pay claims in a timely manner or perform other necessary business functions; and

◦
exposure to additional and increased risks related to internal controls, data security and information privacy, both for the Company and for our suppliers, vendors and other third-parties with whom we do business;

•
Lawsuits and other legal actions challenging coverage determinations on claims under applicable insurance or reinsurance policies, including, among others, business interruption claims, resulting in increased claims, litigation and related expenses;

•
Delays in the reporting of non-COVID-19 claims, and the settlement of those claims, due to a variety of factors, including the "shelter-in-place" and similar orders in place in many states and countries, potentially increasing the severity of those claims and reducing the predictability of the underlying statistical data used in establishing reserves, particularly for longer-tailed lines of business;

•	Reduced demand for our insurance and non-insurance products and services due to reduced global economic activity, which could adversely impact our revenues and cash flows;

•	Adverse impacts on our revenues and cash flows due to

◦	premium refunds or delayed receipt of premium payments;

◦	delayed payment of reinsurance recoverables; and

◦	expedited claims payments in response to regulatory requirements;

•	Adverse effects on future cash flows or earnings of one or more of our acquired businesses, which could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income;

•
Increased needs for capital at our regulated insurance and reinsurance subsidiaries and non-insurance subsidiaries and the constraints that may place on our liquidity and other uses of holding company capital;

•	Insured or reinsured losses from COVID-19-related claims could be greater than our reserves for those losses;

•
Volatility and declines in global financial markets, defaults on fixed-maturity investments (including corporate bonds, mortgage-backed securities and securities issued by municipalities, foreign governments and non-sovereign foreign institutions), and declines in interest rates and dividend payments, which have reduced, and could continue to reduce, future investment results and the fair market value of our invested assets;

•
Deterioration in global financial and economic conditions, which have had, or could have, a broad range of material adverse effects on our businesses, and on our results of operations and financial condition, including, among others:

◦	increased reinsurance costs and the inability to obtain the desired kinds and amounts of reinsurance;

◦	furloughs and lay-offs of employees;

◦	downgrades, or changes in outlook, by rating agencies of the financial strength or debt ratings of the Company or our insurance or reinsurance company subsidiaries;

◦	reduced ability to access capital; and

◦	increased credit risk, including credit risk related to our fixed maturity investments and receivables from insureds, reinsurers and customers;

•
Delayed or reduced management and incentive fees from our ILS operations, due the resolution of COVID-19 related claims, adverse impacts on our ability to maintain or raise third party capital for existing or new investment vehicles and increased risks related to our management of third party capital;

•
A failure to satisfy financial covenants under our revolving credit agreement, which can be adversely affected by a significant decline in our consolidated net worth, including due to the impact of changes in fair value of our equity investments and, to a lesser extent, impairments in our fixed-income investment portfolio, or impairment of our goodwill and intangible assets. While we currently have no debt outstanding under our revolving credit facility, a failure to satisfy the financial covenants under the revolving credit agreement, unless waived or amended, would result in our inability to borrow or secure letters of credit under that facility; and

•	Increases in the number of consumer complaints challenging coverage or claims decisions under applicable insurance policies.

One or more of these factors resulting from the COVID-19 pandemic, and others the Company cannot anticipate, could have a material adverse effect on the Company’s results of operations and financial condition. In addition, the Company may take steps to mitigate potential risks or liabilities that may arise from the COVID-19 pandemic and related developments and some of those steps may have a material adverse effect on the Company’s results of operations and financial condition. Even if an unfavorable outcome does not materialize, these factors, and actions the Company may take in response, could have a material adverse impact on the Company’s reputation and result in substantial expense and disruption.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations," including "Recent Developments Related to COVID-19," and the notes to consolidated financial statements in this report for additional discussion of effects COVID-19 has had, and could have, on our businesses, results of operations and financial condition.

In addition, it is important to note and emphasize, the COVID-19 pandemic also may have the effect of triggering or intensifying many of the risks described under "Risk Factors" in our 2019 Annual Report on Form 10-K, including without limitation, the risks discussed under the following headings:

•	We may experience losses or disruptions from catastrophes;

•	The failure of any of the methods we employ to manage our loss exposures could have a material adverse effect on us;

•	The effects of emerging claim and coverage issues on our business are uncertain;

•
We use analytical models to assist our decision making in key areas such as pricing, reserving and capital modeling and actual results may differ materially from the model outputs and related analyses;

•	Our results may be affected because actual insured or reinsured losses differ from our loss reserves;

•	Changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book could result in material increases in our estimated loss reserves for such business;

•	We may be unable to purchase reinsurance protection on terms acceptable to us, or we may be unable to collect on reinsurance we purchase;

•	Our efforts to develop new products, expand in targeted markets or improve business processes and workflows may not be successful and may increase or create new risks;

•	Our insurance companies and senior debt are rated by various rating agencies, and a downgrade or potential downgrade in one or more of these ratings could have a material adverse effect on us;

•
The amount of capital that our insurance subsidiaries have and must hold to maintain their financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors, some of which are outside of our control;

•	Our insurance subsidiaries are subject to supervision and regulation that may have a material adverse effect on our operations and financial condition;

•	Our investment results may be impacted by changes in interest rates, U.S. and international monetary and fiscal policies as well as broader economic conditions;

•
We invest a significant portion of our shareholders' equity in equity securities, which may result in significant variability in our investment results and net income and may have a material adverse effect on shareholders' equity. Additionally, our equity investment portfolio is concentrated, and declines in the value of these significant investments could have a material adverse effect on our financial results;

•	We may require additional capital in the future, which may not be available or may only be available on unfavorable terms;

•	Our failure to comply with covenants and other requirements under our revolving credit facility, senior debt and other indebtedness could have a material adverse effect on us;

•	Our liquidity and our ability to make payments on debt or other obligations depend on the receipt of funds from our subsidiaries;

•	The legal and regulatory requirements applicable to our businesses are extensive. Failure to comply could have a material adverse effect on us;

•	Losses from legal and regulatory actions may have a material adverse effect on us;

•	Employee error and misconduct may be difficult to detect and prevent and may result in significant losses;

•	We manage our global operations through a network of business entities, which could result in inconsistent management, governance and oversight practices;

•	We have substantial international operations and investments, which expose us to increased political, operational and economic risks;

•	General economic, market or industry conditions could lead to investment losses, adverse effects on our businesses and limit our access to the capital markets;

•	We may not find suitable acquisition candidates or new ventures;

•	The integration of acquired companies may not be as successful as we anticipate;

•	Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition;

•	The loss of one or more key executives or an inability to attract and retain qualified personnel could have a material adverse effect on us;

•	Information technology systems that we use could fail or suffer a security breach, which could have a material adverse effect on us or result in the loss of regulated or sensitive information; and

•	Outsourced providers may perform poorly, breach their obligations to us or expose us to enhanced risks.

For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement contained in this report, see "Safe Harbor and Cautionary Statement."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common stock repurchases for the quarter ended March 31, 2020.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2020 through January 31, 2020	12,177	$1,168.64	12,177	$249,946
February 1, 2020 through February 28, 2020	2,646	$1,193.97	2,646	$246,787
March 1, 2020 through March 31, 2020	5,212	$1,139.90	5,212	$240,846
Total	20,035	$1,164.51	20,035	$240,846

(1)
The Board of Directors approved the repurchase of up to $300 million of our common stock pursuant to a share repurchase program publicly announced on August 21, 2019 (the Program). Under the Program, we may repurchase outstanding shares of our common stock from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. The Program has no expiration date, but may be terminated by the Board of Directors at any time. In March 2020, we suspended repurchases of our shares.

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

4.1(a)
Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 8-K filed with the Commission June 5, 2001)

4.1(b)
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission August 11, 2004)

4.1(c)
Form of Seventh Supplemental Indenture dated as of July 2, 2012 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission June 29, 2012)

4.1(d)
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.1(e)
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.1(f)
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.1(g)
Eleventh Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.1(h)
Twelfth Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.1(i)
Thirteenth Supplemental Indenture, dated as of May 20, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant’s report on Form 8-K filed with the Commission May 20, 2019)

4.1(j)
Fourteenth Supplemental Indenture, dated as of September 17, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant’s report on Form 8-K filed with the Commission September 17, 2019)

4.1(k)
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

10.1
Description of Awards under Markel Corporation Executive Bonus Plan for 2020 Performance Year (incorporated by reference from Item 5.02 in the Registrant’s report on Form 8-K filed with the Commission February 21, 2020)*

10.2
Description of Awards under Markel Corporation 2016 Equity Incentive Compensation Plan for 2020 Performance Year (incorporated by reference from Item 5.02 in the Registrant’s report on Form 8-K filed with the Commission February 21, 2020)*

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on April 28, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement

**	Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April 2020.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)