Form 10-Q
period 2020-06-30
MARKEL CORP
filed 2020-07-28
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 21, 2020: 13,777,837

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $9,203,517 in 2020 and $9,448,840 in 2019)	$10,060,472	$9,970,909
Equity securities (cost of $2,860,729 in 2020 and $3,266,735 in 2019)	5,664,247	7,590,755
Short-term investments, available-for-sale (estimated fair value approximates cost)	929,272	1,196,248
Total Investments	16,653,991	18,757,912
Cash and cash equivalents	4,833,689	3,072,807
Restricted cash and cash equivalents	793,683	427,546
Receivables	2,362,789	1,847,802
Reinsurance recoverables	5,472,349	5,432,712
Deferred policy acquisition costs	637,760	566,042
Prepaid reinsurance premiums	1,378,802	1,415,857
Goodwill	2,606,507	2,308,548
Intangible assets	1,865,666	1,738,474
Other assets	2,462,390	1,906,115
Total Assets	$39,067,626	$37,473,815
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$15,245,505	$14,728,676
Life and annuity benefits	999,421	985,729
Unearned premiums	4,413,789	4,057,727
Payables to insurance and reinsurance companies	447,970	406,720
Senior long-term debt and other debt (estimated fair value of $4,175,000 in 2020 and $3,907,000 in 2019)	3,606,109	3,534,183
Other liabilities	2,729,931	2,504,802
Total Liabilities	27,442,725	26,217,837
Redeemable noncontrolling interests	214,653	177,562
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	—
Common stock	3,421,845	3,404,919
Retained earnings	6,948,466	7,457,176
Accumulated other comprehensive income	432,351	208,772
Total Shareholders' Equity	11,394,553	11,070,867
Noncontrolling interests	15,695	7,549
Total Equity	11,410,248	11,078,416
Total Liabilities and Equity	$39,067,626	$37,473,815
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,360,174	$1,199,461	$2,690,883	$2,403,438
Net investment income	95,615	111,831	183,858	226,013
Net investment gains (losses):
Net realized investment gains (losses)	(2,812)	(67)	6,926	614
Change in fair value of equity securities	914,055	425,720	(777,124)	1,037,230
Net investment gains (losses)	911,243	425,653	(770,198)	1,037,844
Products revenues	423,581	501,676	775,742	850,470
Services and other revenues	341,402	200,495	587,396	393,839
Total Operating Revenues	3,132,015	2,439,116	3,467,681	4,911,604
OPERATING EXPENSES
Losses and loss adjustment expenses	713,216	678,120	1,789,564	1,365,866
Underwriting, acquisition and insurance expenses	489,362	462,316	984,525	917,528
Products expenses	364,483	425,138	678,554	744,564
Services and other expenses	284,940	170,796	502,496	345,402
Amortization of intangible assets	37,754	36,300	75,612	76,968
Total Operating Expenses	1,889,755	1,772,670	4,030,751	3,450,328
Operating Income (Loss)	1,242,260	666,446	(563,070)	1,461,276
Interest expense	(45,427)	(41,267)	(90,457)	(81,557)
Net foreign exchange gains (losses)	(21,460)	25,015	56,841	3,151
Income (Loss) Before Income Taxes	1,175,373	650,194	(596,686)	1,382,870
Income tax (expense) benefit	(243,702)	(143,711)	126,981	(298,874)
Net Income (Loss)	931,671	506,483	(469,705)	1,083,996
Net income attributable to noncontrolling interests	(9,903)	(9,185)	(14,290)	(10,271)
Net Income (Loss) to Shareholders	921,768	497,298	(483,995)	1,073,725
Preferred stock dividends	—	—	—	—
Net Income (Loss) to Common Shareholders	$921,768	$497,298	$(483,995)	$1,073,725

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains arising during the period	$172,661	$128,467	$237,038	$280,798
Reclassification adjustments for net gains (losses) included in net income (loss)	(1,385)	803	(198)	557
Change in net unrealized gains on available-for-sale investments, net of taxes	171,276	129,270	236,840	281,355
Change in foreign currency translation adjustments, net of taxes	(1,405)	(3,749)	(14,139)	(1,372)
Change in net actuarial pension loss, net of taxes	884	515	884	1,876
Total Other Comprehensive Income	170,755	126,036	223,585	281,859
Comprehensive Income (Loss)	1,102,426	632,519	(246,120)	1,365,855
Comprehensive income attributable to noncontrolling interests	(10,033)	(9,189)	(14,296)	(10,280)
Comprehensive Income (Loss) to Shareholders	$1,092,393	$623,330	$(260,416)	$1,355,575

NET INCOME (LOSS) PER COMMON SHARE
Basic	$65.81	$36.10	$(34.83)	$78.91
Diluted	$65.75	$36.07	$(34.83)	$78.85
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

Quarter Ended June 30, 2020	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
March 31, 2020	—	13,775	$—	$3,419,528	$6,039,474	$261,726	$9,720,728	$11,602	$9,732,330	$155,417
Net income					921,768	—	921,768	3,293	925,061	6,610
Other comprehensive income					—	170,625	170,625	—	170,625	130
Comprehensive Income							1,092,393	3,293	1,095,686	6,740
Issuance of preferred stock	600	—	591,891	—	—	—	591,891	—	591,891	—
Issuance of common stock	—	1	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(78)	—	(78)	—	(78)	—
Restricted stock units expensed	—	—	—	3,615	—	—	3,615	—	3,615	—
Acquisition of Lansing	—	—	—	—	—	—	—	—	—	43,566
Adjustment of redeemable noncontrolling interests	—	—	—	—	(13,073)	—	(13,073)	—	(13,073)	13,073
Purchase of noncontrolling interest	—	—	—	(1,298)	—	—	(1,298)	—	(1,298)	(1,777)
Other	—	—	—	—	375	—	375	800	1,175	(2,366)
June 30, 2020	600	13,776	$591,891	$3,421,845	$6,948,466	$432,351	$11,394,553	$15,695	$11,410,248	$214,653
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (continued)
(Unaudited)

Six Months Ended June 30, 2020	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
December 31, 2019	—	13,794	$—	$3,404,919	$7,457,176	$208,772	$11,070,867	$7,549	$11,078,416	$177,562
Cumulative effect of adoption of ASU No. 2016-13, net of taxes					(3,827)	—	(3,827)	—	(3,827)	—
January 1, 2020	—	13,794	—	3,404,919	7,453,349	208,772	11,067,040	7,549	11,074,589	177,562
Net income (loss)					(483,995)	—	(483,995)	6,594	(477,401)	7,696
Other comprehensive income					—	223,579	223,579	—	223,579	6
Comprehensive Income (Loss)							(260,416)	6,594	(253,822)	7,702
Issuance of preferred stock	600	—	591,891	—	—	—	591,891	—	591,891	—
Issuance of common stock	—	3	—	57	—	—	57	—	57	—
Repurchase of common stock	—	(21)	—	—	(23,943)	—	(23,943)	—	(23,943)	—
Restricted stock units expensed	—	—	—	22,984	—	—	22,984	—	22,984	—
Acquisition of Lansing	—	—	—	—	—	—	—	—	—	43,566
Adjustment of redeemable noncontrolling interests	—	—	—	—	2,940	—	2,940	—	2,940	(2,940)
Purchase of noncontrolling interest	—	—	—	(6,131)	—	—	(6,131)	—	(6,131)	(7,029)
Other	—	—	—	16	115	—	131	1,552	1,683	(4,208)
June 30, 2020	600	13,776	$591,891	$3,421,845	$6,948,466	$432,351	$11,394,553	$15,695	$11,410,248	$214,653
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

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(469,705)	$1,083,996
Adjustments to reconcile net income (loss) to net cash provided by operating activities	958,446	(834,838)
Net Cash Provided By Operating Activities	488,741	249,158
INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities and equity securities	1,426,776	232,376
Proceeds from maturities, calls and prepayments of fixed maturity securities	359,062	306,095
Cost of fixed maturity securities and equity securities purchased	(448,997)	(487,671)
Net change in short-term investments	268,343	(293,832)
Cost of equity method investments	(5,066)	(215,442)
Proceeds from sales of equity and cost method investments	15,167	2,005
Additions to property and equipment	(50,668)	(49,232)
Proceeds from disposals of fixed assets	589	13,781
Acquisitions, net of cash acquired	(547,847)	(25,230)
Other	36,297	(4,496)
Net Cash Provided (Used) By Investing Activities	1,053,656	(521,646)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	162,935	734,729
Repayment of senior long-term debt and other debt	(92,304)	(113,719)
Repurchases of common stock	(23,943)	(69,266)
Issuance of preferred stock, net	591,891	—
Payment of contingent consideration	(10,167)	(14,113)
Purchase of noncontrolling interests	(14,558)	(9,754)
Distributions to noncontrolling interests	(4,208)	(4,901)
Other	(2,116)	(2,820)
Net Cash Provided By Financing Activities	607,530	520,156
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(22,908)	(2,634)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	2,127,019	245,034
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,500,353	2,396,432
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$5,627,372	$2,641,466
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

a)Basis of Presentation. The consolidated balance sheet as of June 30, 2020 and the related consolidated statements of income (loss) and comprehensive income (loss) and changes in equity for the quarters and six months ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2019 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. See note 16.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. Certain accounting policies were updated to reflect accounting pronouncements that became effective in 2020. See note 2. Readers are urged to review the Company's 2019 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies.

b)Investments. Available-for-sale investments and equity securities are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments, net of income taxes, are included in other comprehensive income. Unrealized gains and losses on equity securities, net of income taxes, are included in earnings.

The Company completes a detailed analysis each quarter to assess declines in the fair value of available-for-sale investments. Effective January 1, 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments, which created a new comprehensive credit losses standard, FASB Accounting Standards Codification (ASC) 326, Financial Instruments—Credit Losses. Upon adoption of ASC 326, any impairment losses on the Company's available-for-sale investments are recorded as an allowance, subject to reversal, rather than as a reduction in amortized cost, as was required under the previous other-than-temporary impairment (OTTI) model. In accordance with the provisions of ASU No. 2016-13, prior periods have not been restated.

Premiums and discounts are amortized or accreted over the lives of the related fixed maturity securities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Accrued interest receivable is excluded from both the estimated fair value and the amortized cost basis of available-for-sale securities and included within other assets on the Company's consolidated balance sheets. Any uncollectible accrued interest receivable is written off in the period it is deemed uncollectible. Realized investment gains or losses on available-for-sale investments are included in earnings. Realized gains or losses from sales of available-for-sale investments are derived using the first-in, first-out method on the trade date.

c)Receivables. Receivables include amounts receivable from agents, brokers and insureds, which represent premiums that are both currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies are generally due at inception. Premiums for reinsurance policies generally become due over the period of coverage based on the policy terms. Changes in the estimate of reinsurance premiums written will result in an adjustment to premiums receivable in the period they are determined. Receivables also include amounts receivable from contracts with customers, which represent the Company’s unconditional right to consideration for satisfying the performance obligations outlined in the contract.

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

d)Reinsurance Recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from individual reinsurers. To further reduce credit exposure on reinsurance recoverables, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements. An allowance is established for amounts deemed uncollectible and reinsurance recoverables are recorded net of this allowance. Following the adoption of ASC 326, as described in note 2, beginning January 1, 2020 the allowance is established for expected credit losses to be recognized over the life of the reinsurance recoverable. The Company considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions when estimating the allowance for credit losses. The Company uses information obtained from external sources to forecast short-term changes in macroeconomic conditions that are expected to impact the Company’s exposure to credit losses. Any allowance for credit losses is charged to net income in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses.

2. Recent Accounting Pronouncements

Accounting Standards Adopted in 2020

Effective January 1, 2020, the Company adopted ASC 326, Financial Instruments—Credit Losses. This new standard replaced the incurred loss model used to measure impairment losses for financial assets measured at amortized cost with a current expected credit loss (CECL) model and also made changes to the impairment model for available-for-sale investments. Under the CECL model, allowances are established for expected credit losses to be recognized over the life of financial assets. Application of the CECL model does not impact the Company's investment portfolio, which is not measured at amortized cost, but it impacts certain of the Company's other financial assets, including its reinsurance recoverables and receivables. ASC 326 also replaced the OTTI model with an impairment allowance model, subject to reversal, for available-for-sale investments, which are measured at fair value. As a result of adopting ASC 326, the Company increased its allowances for credit losses related to its reinsurance recoverables and receivables by $3.8 million and $1.0 million, respectively, which was recorded through a cumulative-effect adjustment to retained earnings as of January 1, 2020 ($3.8 million, net of taxes). The Company continues to apply the previous guidance to 2019 and prior periods.

The following ASUs issued by the FASB are relevant to the Company's operations and were adopted effective January 1, 2020. These ASUs did not have a material impact on the Company's financial position, results of operations or cash flows:
•ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
•ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
•ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The ASU requires insurance entities with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure cash flows at least annually, as well as update the discount rate assumption at each reporting date; (2) measure all market risk benefits associated with deposit (or account balance) contracts at fair value; and (3) disclose liability rollforwards and information about significant inputs, judgments, assumptions and methods used in measurement, including changes thereto and the effect of those changes on measurement. In July 2020, the FASB proposed an update to ASU No. 2018-12 to defer its effective date. The proposed update would make the ASU effective for the Company during the first quarter of 2023. ASU No. 2018-12 will, among other things, impact the discount rate used in estimating reserves for the Company’s life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The Company is currently evaluating ASU No. 2018-12 to determine the impact that adopting this standard will have on its consolidated financial statements.

The following ASUs issued by the FASB are relevant to the Company's operations and are not yet effective. These ASUs are not expected to have a material impact on the Company's financial position, results of operations or cash flows:
•ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
•ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

3. Acquisitions

Lansing Building Products, LLC

In April 2020, the Company acquired a controlling interest in Lansing Building Products, LLC, a supplier of exterior building products and materials to professional contractors throughout the U.S., which simultaneously acquired the distribution business of Harvey Building Products to enhance geographic reach and scale (together, Lansing), bringing the Company's ownership in Lansing to 91%. Under the terms of the acquisition agreement, the Company has the option to acquire the remaining equity interests and the remaining equity interests have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on Lansing's earnings in specified periods preceding the redemption dates. Total consideration for both transactions was $556.2 million, all of which was cash. The purchase price was preliminarily allocated to the acquired assets and liabilities of Lansing based on estimated fair value at the acquisition date. The Company preliminarily recognized goodwill of $295.6 million, which is primarily attributable to expected future earnings and cash flow potential of Lansing. The majority of the goodwill recognized is not expected to be deductible for income tax purposes. The Company also preliminarily recognized other intangible assets of $211.0 million, which includes $189.0 million of customer relationships and $22.0 million of trade names, which are expected to be amortized over a weighted average period of 16 years and 14 years, respectively. The Company also recognized redeemable noncontrolling interests of $43.6 million. Results attributable to Lansing are included in the Company's Markel Ventures segment.

The Company has not completed the process of determining the fair value of the assets acquired and liabilities assumed. These valuations are required to be completed within 12 months from the acquisition date. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.

VSC Fire & Security, Inc.

In November 2019, the Company acquired VSC Fire & Security, Inc. (VSC), a provider of comprehensive fire protection, life safety, and low voltage solutions to retailers, commercial campuses, healthcare facilities, and government properties throughout the southeastern United States. Total consideration for the acquisition was $225.0 million, which included cash of $204.0 million. Total consideration also included the estimated fair value of contingent consideration the Company expects to pay in 2021 based on VSC’s earnings, as defined in the purchase agreement.

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

	June 30, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Allowance for Credit Losses (1)	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$343,467	$11,447	$(19)	$—	$354,895
U.S. government-sponsored enterprises	323,864	50,944	—	—	374,808
Obligations of states, municipalities and political subdivisions	3,852,301	354,186	(1,032)	—	4,205,455
Foreign governments	1,352,962	172,377	(9,943)	—	1,515,396
Commercial mortgage-backed securities	1,730,795	148,218	(35)	—	1,878,978
Residential mortgage-backed securities	836,066	71,299	(35)	—	907,330
Asset-backed securities	8,122	159	—	—	8,281
Corporate bonds	755,940	62,551	(2,960)	(202)	815,329
Total fixed maturity securities	9,203,517	871,181	(14,024)	(202)	10,060,472
Short-term investments	931,555	489	(2,772)	—	929,272
Investments, available-for-sale	$10,135,072	$871,670	$(16,796)	$(202)	$10,989,744

(1)Effective January 1, 2020, the Company adopted ASC 326 and as a result any impairment losses on the Company's available-for-sale investments are recorded as an allowance, subject to reversal. Prior periods have not been restated to conform with the current year presentation. See note 1.

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$282,305	$2,883	$(402)	$284,786
U.S. government-sponsored enterprises	318,831	23,949	(200)	342,580
Obligations of states, municipalities and political subdivisions	3,954,779	235,915	(812)	4,189,882
Foreign governments	1,415,639	135,763	(9,398)	1,542,004
Commercial mortgage-backed securities	1,761,777	57,450	(1,382)	1,817,845
Residential mortgage-backed securities	855,641	32,949	(517)	888,073
Asset-backed securities	11,042	28	(22)	11,048
Corporate bonds	848,826	47,551	(1,686)	894,691
Total fixed maturity securities	9,448,840	536,488	(14,419)	9,970,909
Short-term investments	1,194,953	1,355	(60)	1,196,248
Investments, available-for-sale	$10,643,793	$537,843	$(14,479)	$11,167,157

b)The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2020
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$7,675	$(19)	$—	$—	$7,675	$(19)
Obligations of states, municipalities and political subdivisions	46,271	(1,009)	3,025	(23)	49,296	(1,032)
Foreign governments	173,200	(4,295)	160,104	(5,648)	333,304	(9,943)
Commercial mortgage-backed securities	2,033	(14)	7,425	(21)	9,458	(35)
Residential mortgage-backed securities	3,756	(35)	—	—	3,756	(35)
Asset-backed securities	359	—	—	—	359	—
Corporate bonds	85,245	(1,671)	17,362	(1,289)	102,607	(2,960)
Total fixed maturity securities	318,539	(7,043)	187,916	(6,981)	506,455	(14,024)
Short-term investments	566,873	(2,772)	—	—	566,873	(2,772)
Total	$885,412	$(9,815)	$187,916	$(6,981)	$1,073,328	$(16,796)

At June 30, 2020, the Company held 83 available-for-sale securities with a total estimated fair value of $1.1 billion and gross unrealized losses of $16.8 million. Of these 83 securities, 35 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $187.9 million and gross unrealized losses of $7.0 million. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

	December 31, 2019
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$36,862	$(361)	$46,518	$(41)	$83,380	$(402)
U.S. government-sponsored enterprises	24,148	(197)	2,868	(3)	27,016	(200)
Obligations of states, municipalities and political subdivisions	127,836	(702)	6,830	(110)	134,666	(812)
Foreign governments	162,907	(3,393)	159,888	(6,005)	322,795	(9,398)
Commercial mortgage-backed securities	202,530	(1,126)	33,853	(256)	236,383	(1,382)
Residential mortgage-backed securities	11,706	(66)	58,162	(451)	69,868	(517)
Asset-backed securities	—	—	3,632	(22)	3,632	(22)
Corporate bonds	41,847	(1,287)	40,274	(399)	82,121	(1,686)
Total fixed maturity securities	607,836	(7,132)	352,025	(7,287)	959,861	(14,419)
Short-term investments	3,316	(60)	—	—	3,316	(60)
Total	$611,152	$(7,192)	$352,025	$(7,287)	$963,177	$(14,479)

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

c)The amortized cost and estimated fair value of fixed maturity securities at June 30, 2020 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$338,005	$336,972
Due after one year through five years	1,464,733	1,537,573
Due after five years through ten years	2,122,737	2,306,166
Due after ten years	2,703,059	3,085,172
	6,628,534	7,265,883
Commercial mortgage-backed securities	1,730,795	1,878,978
Residential mortgage-backed securities	836,066	907,330
Asset-backed securities	8,122	8,281
Total fixed maturity securities	$9,203,517	$10,060,472

d)The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Interest:
Municipal bonds (tax-exempt)	$16,157	$17,885	$32,758	$36,711
Municipal bonds (taxable)	16,834	18,613	33,729	37,192
Other taxable bonds	39,616	41,242	79,588	82,023
Short-term investments, including overnight deposits	2,379	13,753	12,622	23,965
Dividends on equity securities	18,020	22,207	46,634	47,993
Income (loss) from equity method investments	5,647	1,174	(14,332)	3,070
Other	46	873	803	3,174
	98,699	115,747	191,802	234,128
Investment expenses	(3,084)	(3,916)	(7,944)	(8,115)
Net investment income	$95,615	$111,831	$183,858	$226,013

e)The following table presents the components of net investment gains (losses) and the change in net unrealized gains included in other comprehensive income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Fixed maturity securities:
Realized gains	$5,348	$1,661	$6,733	$1,804
Realized losses	(5,126)	(630)	(6,271)	(911)
Change in allowance for expected credit losses	1,537	—	(202)	—
Short-term investments:
Realized gains	1,002	499	1,100	1,334
Realized losses	(184)	(2,049)	(356)	(2,073)
Cost-method investments:
Realized gains	—	—	11,167	—
Other investment gains (losses):	(5,389)	452	(5,245)	460
Net realized investment gains (losses)	(2,812)	(67)	6,926	614
Equity securities:
Change in fair value of securities sold during the period	82,523	202	43,458	26,616
Change in fair value of securities held during the period	831,532	425,518	(820,582)	1,010,614
Total change in fair value	914,055	425,720	(777,124)	1,037,230
Net investment gains (losses)	$911,243	$425,653	$(770,198)	$1,037,844
Change in net unrealized gains on available-for-sale investments included in other comprehensive income:
Fixed maturity securities	$236,521	$197,248	$335,088	$414,542
Short-term investments	3,128	2,506	(3,578)	3,861
Reserve deficiency adjustment for life and annuity benefit reserves (see note 11)	(22,740)	(35,938)	(35,612)	(61,751)
Net increase	$216,909	$163,816	$295,898	$356,652

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

Available-for-sale investments and equity securities. Available-for-sale investments and equity securities are recorded at fair value on a recurring basis. Available-for-sale investments include fixed maturity securities and short-term investments. Short-term investments include certificates of deposit, commercial paper, discount notes and treasury bills with original maturities of one year or less. Fair value for available-for-sale investments and equity securities are determined by the Company after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of the Company's fixed maturity securities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

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

Fair value for available-for-sale investments and equity securities is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices, fixed maturity securities are classified as Level 2 investments. The fair value of fixed maturity securities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data described above. If there are no recent reported trades, the fair value of fixed maturity securities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Significant inputs used to determine the fair value of obligations of states, municipalities and political subdivisions, corporate bonds and obligations of foreign governments include reported trades, benchmark yields, issuer spreads, bids, offers, credit information and estimated cash flows. Significant inputs used to determine the fair value of commercial mortgage-backed securities, residential mortgage-backed securities and asset-backed securities include the type of underlying assets, benchmark yields, prepayment speeds, collateral information, tranche type and volatility, estimated cash flows, credit information, default rates, recovery rates, issuer spreads and the year of issue.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$354,895	$—	$354,895
U.S. government-sponsored enterprises	—	374,808	—	374,808
Obligations of states, municipalities and political subdivisions	—	4,205,455	—	4,205,455
Foreign governments	—	1,515,396	—	1,515,396
Commercial mortgage-backed securities	—	1,878,978	—	1,878,978
Residential mortgage-backed securities	—	907,330	—	907,330
Asset-backed securities	—	8,281	—	8,281
Corporate bonds	—	815,329	—	815,329
Total fixed maturity securities, available-for-sale	—	10,060,472	—	10,060,472
Equity securities:
Insurance, banks and other financial institutions	2,014,514	—	115,648	2,130,162
Industrial, consumer and all other	3,534,085	—	—	3,534,085
Total equity securities	5,548,599	—	115,648	5,664,247
Short-term investments, available-for-sale	823,932	105,340	—	929,272
Total investments	$6,372,531	$10,165,812	$115,648	$16,653,991

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$284,786	$—	$284,786
U.S. government-sponsored enterprises	—	342,580	—	342,580
Obligations of states, municipalities and political subdivisions	—	4,189,882	—	4,189,882
Foreign governments	—	1,542,004	—	1,542,004
Commercial mortgage-backed securities	—	1,817,845	—	1,817,845
Residential mortgage-backed securities	—	888,073	—	888,073
Asset-backed securities	—	11,048	—	11,048
Corporate bonds	—	894,691	—	894,691
Total fixed maturity securities, available-for-sale	—	9,970,909	—	9,970,909
Equity securities:
Insurance, banks and other financial institutions	2,463,190	—	45,992	2,509,182
Industrial, consumer and all other	5,081,573	—	—	5,081,573
Total equity securities	7,544,763	—	45,992	7,590,755
Short-term investments, available-for-sale	1,093,799	102,449	—	1,196,248
Total investments	$8,638,562	$10,073,358	$45,992	$18,757,912

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Equity securities, beginning of period	$131,307	$44,812	$45,992	$53,728
Purchases	—	500	90,000	500
Sales	(16,529)	—	(17,893)	(6,869)
Net investment gains (losses) on Level 3 investments	870	(7,324)	(2,451)	(9,371)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Equity securities, end of period	$115,648	$37,988	$115,648	$37,988

In connection with the run-off of one of the Markel CATCo Funds and to facilitate the return of capital to third party investors, the Company invested $90.0 million in that fund effective January 1, 2020. This investment replaces collateral previously provided by other investors for risk exposures within the underlying reinsurance contracts in which the fund is invested related to loss events that occur after December 31, 2019 and through the expiration of the reinsurance contracts, all of which either had expired or were commuted as of June 30, 2020. Underwriting results for the 2020 loss exposures on these contracts are attributed to the Company through its investment in the fund.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2020 and 2019.

6. Receivables

The following table presents the components of receivables and the related allowance for credit losses.

(dollars in thousands)	June 30, 2020	December 31, 2019
Amounts receivable from agents, brokers and insureds	$1,762,062	$1,424,881
Trade accounts receivable	429,621	259,062
Other	194,719	182,582
	2,386,402	1,866,525
Allowance for credit losses	(23,613)	(18,723)
Receivables	$2,362,789	$1,847,802

The increase in gross receivables from December 31, 2019 to June 30, 2020 reflects variations in the volume of business across the Company's operations and the acquisition of Lansing during the second quarter of 2020, as described in note 3.

Following the adoption of ASC 326, as described in note 1, beginning January 1, 2020 the Company considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions to determine the allowance for credit losses. The increase in the allowance for credit losses on receivables from December 31, 2019 to June 30, 2020 reflects the impact of adopting this standard effective January 1, 2020 as well as a decline in short-term economic conditions as forecasted during the six months ended June 30, 2020 as a result of expected impacts from the COVID-19 pandemic.

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

	Quarter Ended June 30, 2020
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$1,553,436	$223,277	$—	$—	$596,479		$2,373,192
Net written premiums	1,267,976	188,830	—	—	(411)		1,456,395

Earned premiums	1,120,151	240,555	—	—	(532)		1,360,174
Losses and loss adjustment expenses:
Current accident year	(730,201)	(147,163)	—	—	—		(877,364)
Prior accident years	151,205	12,280	—	—	663		164,148
Amortization of policy acquisition costs	(238,784)	(63,411)	—	—	—		(302,195)
Other operating expenses	(167,298)	(17,506)	—	—	(2,363)		(187,167)
Underwriting profit (loss)	135,073	24,755	—	—	(2,232)		157,596
Net investment income	—	—	95,561	54	—		95,615
Net investment gains	—	—	911,243	—	—		911,243
Products revenues	—	—	—	423,581	—		423,581
Services and other revenues	—	—	—	254,504	86,898		341,402
Products expenses	—	—	—	(364,483)	—		(364,483)
Services and other expenses	—	—	—	(222,656)	(62,284)		(284,940)
Amortization of intangible assets (3)	—	—	—	(11,596)	(26,158)		(37,754)
Segment profit (loss)	$135,073	$24,755	$1,006,804	$79,404	$(3,776)		$1,242,260
Interest expense							(45,427)
Net foreign exchange losses							(21,460)
Income before income taxes							$1,175,373
U.S. GAAP combined ratio (4)	88%	90%			NM	(5)	88%
(1)Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $14.3 million for the quarter ended June 30, 2020.
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $10.7 million for the quarter ended June 30, 2020, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
(3)Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to the Company's Insurance and Reinsurance segments.
(4)The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(5)NM - Ratio is not meaningful

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
(1)Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $13.5 million for the quarter ended June 30, 2019.
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $9.8 million for the quarter ended June 30, 2019, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
(3)Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to the Company's Insurance and Reinsurance segments.
(4)The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(5)NM - Ratio is not meaningful

	Six Months Ended June 30, 2020
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$2,968,147	$736,463	$—	$—	$991,406		$4,696,016
Net written premiums	2,463,713	641,579	—	—	(2,419)		3,102,873

Earned premiums	2,227,002	466,515	—	—	(2,634)		2,690,883
Losses and loss adjustment expenses:
Current accident year	(1,736,836)	(320,893)	—	—	—		(2,057,729)
Prior accident years	267,337	(1,632)	—	—	2,460		268,165
Amortization of policy acquisition costs	(478,204)	(119,802)	—	—	—		(598,006)
Other operating expenses	(350,600)	(33,392)	—	—	(2,527)		(386,519)
Underwriting loss	(71,301)	(9,204)	—	—	(2,701)		(83,206)
Net investment income	—	—	183,620	238	—		183,858
Net investment losses	—	—	(770,198)	—	—		(770,198)
Products revenues	—	—	—	775,742	—		775,742
Services and other revenues	—	—	—	413,380	174,016		587,396
Products expenses	—	—	—	(678,554)	—		(678,554)
Services and other expenses	—	—	—	(366,208)	(136,288)		(502,496)
Amortization of intangible assets (3)	—	—	—	(23,437)	(52,175)		(75,612)
Segment profit (loss)	$(71,301)	$(9,204)	$(586,578)	$121,161	$(17,148)		$(563,070)
Interest expense							(90,457)
Net foreign exchange gains							56,841
Loss before income taxes							$(596,686)
U.S. GAAP combined ratio (4)	103%	102%			NM	(5)	103%
(1)Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $28.1 million for the six months ended June 30, 2020.
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $21.1 million for the six months ended June 30, 2020, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
(3)Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to the Company's Insurance and Reinsurance segments.
(4)The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(5)NM - Ratio is not meaningful

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
(1)Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $27.5 million for the six months ended June 30, 2019.
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $19.7 million for the six months ended June 30, 2019, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
(3)Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to the Company's Insurance and Reinsurance segments.
(4)The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.
(5)NM - Ratio is not meaningful

b)The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2020	December 31, 2019
Segment assets:
Investing	$22,097,531	$22,129,633
Underwriting	7,229,312	6,621,639
Markel Ventures	3,741,583	2,550,835
Total segment assets	33,068,426	31,302,107
Other operations	5,999,200	6,171,708
Total assets	$39,067,626	$37,473,815

8. Products, Services and Other Revenues

The amount of revenues from contracts with customers was $716.9 million and $645.1 million for the quarters ended June 30, 2020 and 2019, respectively, and $1.3 billion and $1.1 billion for the six months ended June 30, 2020 and 2019, respectively.

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss).

	Quarter Ended June 30,
	2020			2019
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$414,516	$—	$414,516	$486,209	$—	$486,209
Services	240,220	37,122	277,342	101,908	26,881	128,789
Investment management	—	25,009	25,009	—	30,096	30,096
Total revenues from contracts with customers	654,736	62,131	716,867	588,117	56,977	645,094
Program services and other fronting	—	24,790	24,790	—	27,861	27,861
Other	23,349	(23)	23,326	28,870	346	29,216
Total	$678,085	$86,898	$764,983	$616,987	$85,184	$702,171

	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$752,754	$—	$752,754	$819,703	$—	$819,703
Services	383,484	68,007	451,491	194,555	46,626	241,181
Investment management	—	54,832	54,832	—	70,988	70,988
Total revenues from contracts with customers	1,136,238	122,839	1,259,077	1,014,258	117,614	1,131,872
Program services and other fronting	—	50,494	50,494	—	54,178	54,178
Other	52,884	683	53,567	57,492	767	58,259
Total	$1,189,122	$174,016	$1,363,138	$1,071,750	$172,559	$1,244,309

The following table presents receivables and customer deposits related to contracts with customers.

(dollars in thousands)	June 30, 2020	December 31, 2019
Receivables	$537,126	$263,904
Customer deposits	$60,255	$60,623

Receivables from contracts with customers increased $273.2 million as of June 30, 2020 compared to December 31, 2019, primarily attributable to the seasonal nature of certain of the Company's Markel Ventures businesses, the acquisition of Lansing during the second quarter of 2020 as well as growth within certain of the Company's insurance-linked securities operations.

9. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Net reserves for losses and loss adjustment expenses, beginning of year	$9,475,261	$9,214,443
Effect of foreign currency rate changes on beginning of year balance	(75,037)	(2,866)
Effect of adoption of ASC 326 (see note 2)	3,849	—
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	9,404,073	9,211,577
Incurred losses and loss adjustment expenses:
Current accident year	2,057,729	1,554,682
Prior accident years	(268,220)	(188,949)
Total incurred losses and loss adjustment expenses	1,789,509	1,365,733
Payments:
Current accident year	217,466	206,461
Prior accident years	1,033,176	1,173,743
Total payments	1,250,642	1,380,204
Effect of foreign currency rate changes on current year activity	(1,997)	760
Net reserves for losses and loss adjustment expenses, end of period	9,940,943	9,197,866
Reinsurance recoverables on unpaid losses	5,304,562	5,137,917
Gross reserves for losses and loss adjustment expenses, end of period	$15,245,505	$14,335,783

Underwriting results for the six months ended June 30, 2020 included $325.0 million of net losses and loss adjustment expenses directly attributed to the COVID-19 pandemic, for which COVID-19 was identified as the proximate, or direct, cause of loss. These losses and loss adjustment expenses were net of ceded losses of $58.0 million.

Both the gross and net loss estimates for direct losses attributed to the COVID-19 pandemic represent the Company's best estimate of losses based upon information currently available. The Company's estimate for these losses and loss adjustment expenses is based on reported claims, as well as detailed policy level reviews and reviews of in-force assumed reinsurance contracts for potential exposures. This estimate also considered analysis provided by brokers and claims counsel. There are no historical events with similar characteristics to COVID-19, and therefore the Company has no past loss experience on which to base its estimates. Additionally, the economic and social impacts of the pandemic continue to evolve.

Significant assumptions on which the Company's estimates of reserves for COVID-19 losses and loss adjustment expenses are based include:
•the scope of coverage provided under the Company's policies, particularly those that provide for business interruption coverage;
•coverage provided under the Company's ceded reinsurance contracts;
•the expected duration of the disruption caused by the COVID-19 pandemic; and
•the ability of insureds to mitigate some or all of their losses.

The Company's estimates are based on broad assumptions about coverage, liability and reinsurance, which ultimately may be subjected to judicial review or government action. Additionally, it is highly likely that there will be significant litigation involved in the handling of claims associated with COVID-19, and in certain instances, assessing the validity of policy exclusions for pandemics and interpreting policy terms to determine coverage for pandemics, which are in the process of being tested in various judicial systems. While the Company believes the net reserves for losses and loss adjustment expenses for COVID-19 as of June 30, 2020 are adequate based on information available at this time, the Company will continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust the estimates of gross and net losses as new information becomes available. Such adjustments to the Company's reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and cash flows.

For the six months ended June 30, 2020, incurred losses and loss adjustment expenses included $268.2 million of favorable development on prior years' loss reserves, which included $206.6 million of favorable development on the Company's professional liability, general liability and workers' compensation product lines within the Insurance segment and property and general liability product lines within the Reinsurance segment.

For the six months ended June 30, 2019, incurred losses and loss adjustment expenses included $188.9 million of favorable development on prior years' loss reserves, which included $168.1 million of favorable development on the Company's general liability, workers' compensation and personal lines product lines within the Insurance segment and aviation, whole account and auto product lines within the Reinsurance segment.

10. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2020				2019
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,460,090	$316,905	$(319,772)	$1,457,223	$1,323,128	$268,837	$(286,978)	$1,304,987
Earned	1,287,268	346,262	(272,600)	1,360,930	1,159,544	331,842	(292,374)	1,199,012
Program services and other:
Written	567,864	28,333	(597,025)	(828)	652,716	2,466	(654,531)	651
Earned	498,381	26,588	(525,725)	(756)	538,131	12,878	(550,560)	449
Consolidated:
Written	2,027,954	345,238	(916,797)	1,456,395	1,975,844	271,303	(941,509)	1,305,638
Earned	$1,785,649	$372,850	$(798,325)	$1,360,174	$1,697,675	$344,720	$(842,934)	$1,199,461

	Six Months Ended June 30,
	2020				2019
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,809,331	$895,561	$(599,161)	$3,105,731	$2,450,516	$846,934	$(515,610)	$2,781,840
Earned	2,562,939	672,962	(542,138)	2,693,763	2,291,100	619,217	(507,540)	2,402,777
Program services and other:
Written	956,788	34,336	(993,982)	(2,858)	1,170,417	34,322	(1,203,848)	891
Earned	1,043,724	40,311	(1,086,915)	(2,880)	1,053,083	29,273	(1,081,695)	661
Consolidated:
Written	3,766,119	929,897	(1,593,143)	3,102,873	3,620,933	881,256	(1,719,458)	2,782,731
Earned	$3,606,663	$713,273	$(1,629,053)	$2,690,883	$3,344,183	$648,490	$(1,589,235)	$2,403,438

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the quarter and six months ended June 30, 2020 and 2019 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 37% and 38% for the quarter and six months ended June 30, 2020, respectively, and 41% and 40% for the quarter and six months ended June 30, 2019, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 27% for both the quarter and six months ended June 30, 2020 and 29% and 27% for the quarter and six months ended June 30, 2019, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations, which totaled $394.5 million and $702.5 million for the quarter and six months ended June 30, 2020, respectively, and $338.8 million and $703.8 million for the quarter and six months ended June 30, 2019, respectively, were ceded.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Gross	$868,069	$893,276	$2,111,626	$1,715,030
Ceded	(154,307)	(215,389)	(321,487)	(349,412)
Net losses and loss adjustment expenses	$713,762	$677,887	$1,790,139	$1,365,618

The following table presents the Company's reinsurance recoverables and the related allowance for credit losses.

(dollars in thousands)	June 30, 2020	December 31, 2019
Reinsurance recoverables, gross	$5,505,162	$5,459,561
Allowance for credit losses	(32,813)	(26,849)
Reinsurance recoverables	$5,472,349	$5,432,712

Following the adoption of ASC 326, as described in note 1, beginning January 1, 2020 the Company considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions to determine the allowance for credit losses. The increase in the allowance for credit losses on reinsurance recoverables from December 31, 2019 to June 30, 2020 reflects the impact of adopting this standard effective January 1, 2020 as well as a decline in short-term economic conditions as forecasted during the first six months of 2020 as a result of expected impacts from the COVID-19 pandemic.

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During the quarter and six months ended June 30, 2020, the Company recognized a reserve deficiency resulting from a decrease in the market yield on the investment portfolio supporting the policy benefit reserves by increasing life and annuity benefits by $22.7 million and $35.6 million, respectively, and decreasing the change in net unrealized holding gains included in other comprehensive income (loss) by a corresponding amount. As of June 30, 2020 and December 31, 2019, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $87.0 million and $51.4 million, respectively. The adjustment required for the quarter and six months ended June 30, 2019 was $36.0 million and $61.8 million, respectively.

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

The Company is the sole investor in one of the Markel CATCo Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary. Total assets of the Markel Diversified Fund, which are included on the Company's consolidated balance sheets, were $13.5 million and $19.6 million as of June 30, 2020 and December 31, 2019, respectively, and are primarily comprised of an investment in one of the Markel CATCo Funds. The Company also has investments in another one of the Markel CATCo Funds ($102.5 million and $26.8 million as of June 30, 2020 and December 31, 2019, respectively), which is not consolidated and includes a $90.0 million investment that was made in the first quarter of 2020. See note 5. With the exception of the Company's investment in the Markel Diversified Fund, the Company generally does not have the obligation to absorb losses or the right to receive benefits from its investments in the Markel CATCo Funds that could potentially be significant to the respective fund, and therefore does not consolidate those funds.

The Company's exposure to risk from the unconsolidated Markel CATCo Funds and Markel CATCo Re is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of June 30, 2020 and December 31, 2019, net assets under management of MCIM for unconsolidated VIEs were $2.0 billion and $2.7 billion, respectively. See note 15.

13. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.
Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through MCIM and Nephila. See note 12 for details regarding operations conducted through MCIM. Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd’s Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The Company receives management fees for investment and insurance management services provided through its insurance-linked securities operations based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds managed. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premiums of the insurance contracts placed. For the quarter and six months ended June 30, 2020, total revenues from the Company's insurance-linked securities operations were $54.6 million and $107.7 million, respectively, of which $46.0 million and $89.9 million, respectively, were attributed to unconsolidated entities managed by Nephila and MCIM. For the quarter and six months ended June 30, 2019, total revenues from the Company's insurance-linked securities operations were $50.2 million and $103.6 million, respectively, of which $47.3 million and $100.1 million, respectively, were attributed to unconsolidated entities managed by Nephila and MCIM. Other related party transactions with the Company's insurance-linked securities operations are described below.

Within the Company’s program services business, the Company has a program with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through this arrangement, Nephila utilizes certain of the Company’s licensed insurance companies to write U.S. catastrophe exposed property risk that is then ceded to Nephila Reinsurers. Gross premiums written through the Company’s program with Nephila were $122.9 million and $213.4 million for the quarter and six months ended June 30, 2020, respectively, and $141.2 million and $234.2 million for the quarter and six months ended June 30, 2019, respectively, all of which were ceded to Nephila Reinsurers. As of June 30, 2020 and December 31, 2019, reinsurance recoverables on the consolidated balance sheets included $236.7 million and $238.8 million, respectively, due from Nephila Reinsurers.

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

The Hagerty Group, LLC

In June 2019, the Company acquired a minority ownership interest in The Hagerty Group, LLC (Hagerty Group), a company that primarily operates as a managing general agent under the names Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty), which is accounted for under the equity method. Hagerty Group also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Essentia Insurance Company (Essentia), one of the Company’s insurance subsidiaries, is the exclusive insurance underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. For the quarter and six months ended June 30, 2020, gross written premiums attributable to Hagerty written on Essentia were $154.0 million and $254.9 million, respectively, of which $72.8 million and $120.6 million, respectively, were ceded to Hagerty Re. For the quarter and six months ended June 30, 2019, gross written premiums attributable to Hagerty written on Essentia were $128.6 million and $212.9 million, respectively, of which $62.0 million and $102.2 million, respectively, were ceded to Hagerty Re.

14. Shareholders' Equity

a)In May 2020, the Company issued 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares, with no par value and a liquidation preference of $1,000 per share, for an aggregate initial purchase price of $600 million. Net proceeds of the Series A preferred shares offering, after deducting the underwriting discount and offering expenses, was $591.9 million. Preferred stock and related additional paid-in capital are included in preferred stock on the Company's consolidated balance sheets.

The Company has the option to redeem the Series A preferred shares:

•in whole but not in part, at any time, within 90 days after the occurrence of a “rating agency event,” at $1,020 per Series A preferred share, plus accrued and unpaid dividends,
•in whole but not in part, at any time, within 90 days after the occurrence of a “regulatory capital event” at $1,000 per Series A preferred share, plus accrued and unpaid dividends, or
•in whole or in part, on June 1, 2025, or every fifth anniversary of that date, at $1,000 per Series A preferred share, plus accrued and unpaid dividends.

A "rating agency event" means that any nationally recognized statistical rating organization that publishes a rating for the Company amends, clarifies or changes the criteria it uses to assign equity credit to securities like the Series A preferred shares, which results in shortening the length of time that the Series A preferred shares are assigned a particular level of equity credit or in the lowering of the equity credit assigned to the preferred shares.

A "regulatory capital event" means that the Company becomes subject to capital adequacy supervision by a capital regulator and determines that, under such capital adequacy guidelines, the liquidation preference amount of the Series A preferred shares would not qualify as capital.

The Series A preferred shares rank senior to the Company’s common stock with respect to the payment of dividends and liquidation rights. Holders of the Series A preferred shares will be entitled to receive non-cumulative cash dividends, when, as and if declared by the Board of Directors, from the original issue date, semi-annually in arrears on the first day of June and December of each year, beginning December 1, 2020. The Company accrues dividends when they are declared by the Board of Directors. To the extent declared, these dividends will accrue, on the liquidation preference of $1,000 per share, at a fixed annual rate of 6.00% from the original issue date to June 1, 2025. After June 1, 2025, the dividend rate will reset every five years and accrue at an annual rate equal to the five-year U.S. Treasury Rate as of two business days prior to the reset date, plus 5.662%. Dividends will not be cumulative and will not be mandatory. Accordingly, if dividends are not declared for any dividend period, then dividends for that dividend period will not accrue and will not be payable.

b)Net income (loss) per common share was determined by dividing adjusted net income (loss) to common shareholders by the applicable weighted average common shares outstanding. Basic common shares outstanding include restricted stock units that are no longer subject to any contingencies for issuance, but for which corresponding shares have not been issued. Diluted net income (loss) per common share is computed by dividing adjusted net income (loss) to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income (loss) to common shareholders	$921,768	$497,298	$(483,995)	$1,073,725
Adjustment of redeemable noncontrolling interests	(13,073)	3,324	2,940	21,685
Adjusted net income (loss) to common shareholders	$908,695	$500,622	$(481,055)	$1,095,410

Basic common shares outstanding	13,808	13,866	13,812	13,881
Dilutive potential common shares from restricted stock units and restricted stock (1)	13	12	—	12
Diluted common shares outstanding	13,821	13,878	13,812	13,893
Basic net income (loss) per common share	$65.81	$36.10	$(34.83)	$78.91
Diluted net income (loss) per common share (1)	$65.75	$36.07	$(34.83)	$78.85
(1)The impact of restricted stock units and restricted stock of 11 thousand shares was excluded from the computation of diluted earnings per common share for the six months ended June 30, 2020 because the effect would have been anti-dilutive.

15. Commitments and Contingencies

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

During the internal review, the Company discovered violations of Markel policies by two senior executives of MCIM. As a result, these two executives are no longer with the Company. On February 21, 2019, Anthony Belisle, one of the two senior executives that is no longer with MCIM, filed suit against MCIM and Markel Corporation, which suit was amended on March 29, 2019. As amended, Mr. Belisle's complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $66.0 million in incentive compensation, enhanced compensatory damages, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, MCIM, Markel Corporation, and Mr. Belisle agreed to commence binding arbitration to finally, fully and confidentially resolve the claims and counterclaims alleged in the action, and the Belisle suit was dismissed with prejudice in July 2019. The arbitrators have been selected, the arbitration proceeding has commenced and the arbitration hearing has been scheduled to begin in August 2020. In late July, the parties commenced settlement discussions and reached an agreement in principal on a mutually acceptable settlement amount. The Company expects that a settlement agreement will be entered into and the settlement amount will be recorded and reflected in the Company’s net income in the third quarter of 2020. The settlement amount is not material to the Company’s consolidated results of operations or financial condition.

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

b)Since becoming aware of a matter in the first quarter of 2018 related to the manufacturing of products at one of the Company's Markel Ventures businesses, the Company has conducted an investigation, reviewed the business's operations and developed remediation plans. Upon completion of its review during 2018, the Company recorded an expense of $33.5 million in its results of operations and began implementing remediation plans. The amount accrued represented management’s best estimate of amounts considered probable including: remediation costs associated with the manufacture of products, costs associated with the investigation of this matter, a write down of inventory on hand and settlement costs related to pre-existing litigation. As of June 30, 2020, $20.2 million remained accrued for this matter.

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

c)In 2019, the Company established Lodgepine Capital Management Limited (Lodgepine), a new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering will be Lodgepine Fund Limited, a property catastrophe retrocessional investment fund, which the Company has been preparing to launch sometime in 2020. However, this timing has been impacted by the recent downturn in global market conditions, and corresponding impact on prospective investor capital allocation decisions. Subject to certain conditions, the Company has committed to invest up to $100 million in Lodgepine Fund Limited.

d)On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. See note 16 for further details regarding potential impacts of COVID-19 on the Company's business.

e)Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

16. Recent Developments Related to COVID-19

The COVID-19 pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world, the effects of which have impacted almost all of the Company's operations during the first half of 2020. The Company cannot reasonably estimate the extent or duration of the impacts of the pandemic; however, further potential impacts of the pandemic on the Company's results of operations, financial condition and cash flows, including those described below, could be material.

The significant volatility in the equity markets arising from economic uncertainty resulted in a decline in the fair value of the Company's equity portfolio of $777.1 million for the six months ended June 30, 2020 and further declines are possible.

As described in note 9, the Company's underwriting results for the six months ended June 30, 2020 included $325.0 million of net losses and loss adjustment expenses directly attributed to COVID-19 and assumptions used to develop this estimate are inherently uncertain and subject to a wide range of variability. As efforts to respond to the pandemic continue to evolve, the Company expects that losses indirectly related to the COVID-19 pandemic and associated with a broader range of coverages are likely to emerge within the Company's professional liability, trade credit and workers' compensation product lines, among others, including the Company's reinsurance product lines, though no material losses have been reported at this time. Business closures, reduced recreational activity and lower gross receipts, revenues and payrolls of insureds, among other things, also may impact the Company's premium volume and the economic impacts of the pandemic on the Company's insureds also may subject it to increased credit risk. A significant decline in economic activity also could impact premium volume within the Company's program services operations, which may result in a reduction in fee income.

Within the Company's Markel Ventures operations, many of the Company's businesses have experienced decreased demand for their products and services as a result of the pandemic. As the social and economic disruption caused by the pandemic is ongoing, the Company expects that revenues from its Markel Ventures operations will continue to be impacted, and these impacts may continue to be material. In certain cases, revenue declines also could result in ongoing cash and working capital constraints and could impact the companies’ liquidity and their ability to comply with debt covenants.

Within the Company's insurance-linked securities operations, investment losses to date within the investment funds managed by the Company have not been significant; however, uncertainty around potential COVID-19 loss exposures has reduced, and may further reduce, the net asset value on which the Company's management fees are based. Volatility in the capital markets and investor uncertainty regarding insurance industry exposure to COVID-19 also has impacted, and may continue to impact, the Company's ability to raise additional third party capital for the funds it manages. The Company also has experienced, and may continue to experience, higher than anticipated investor redemptions from the funds.

Loss of revenues in the Company's underwriting, Markel Ventures, insurance-linked securities or other operations, the extent of which the Company is currently unable to estimate, also could impact the carrying value of the Company's goodwill and intangible assets and, with respect to its Markel Ventures operations, inventory and other long-lived assets, which may become impaired. The Company's consolidated balance sheet as of June 30, 2020 included goodwill and intangible assets of $4.5 billion. Through June 30, 2020, the Company considered whether a quantitative assessment of goodwill and intangible assets for impairment was required as a result of the significant economic disruption caused by the COVID-19 pandemic. After considering qualitative factors regarding the actual and expected impacts of the pandemic on the Company's operations, as well as the amount by which the fair value of the Company's reporting units exceeded their respective carrying values at the date of the last quantitative assessment, the Company determined these conditions did not indicate that it is more likely than not that the carrying value of the Company's reporting units exceeded their fair value as of June 30, 2020 based on information available at this time. Similar factors were considered to determine if these circumstances were an indicator requiring an assessment of the recoverability of the Company's intangible assets, and the Company concluded they were not based on information available at this time. However, delayed recovery or further deterioration in market conditions related to the general economy and the specific industries in which the Company operates, a sustained trend of weaker than anticipated financial performance within a reporting unit, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill or intangible asset impairment charges that, if incurred, could have a material adverse effect on the Company's financial condition and results of operations.

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

Our business is comprised of the following types of operations:
•Underwriting - our underwriting operations are comprised of our risk-bearing insurance and reinsurance operations
•Investing - our investing activities are primarily related to our underwriting operations
•Markel Ventures - our Markel Ventures operations include our controlling interests in a diverse portfolio of businesses that operate outside of the specialty insurance marketplace
•Insurance-linked securities - our insurance-linked securities operations include investment fund managers that offer a variety of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives
•Program services - our program services business serves as a fronting platform that provides other insurance entities access to the U.S. property and casualty insurance market

Underwriting and Investing

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

Our Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. Risks written in our Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that the loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. The following products are included in this segment: general liability, professional liability, primary and excess of loss property, including catastrophe-exposed property, personal property, workers' compensation, marine and energy liability coverages, specialty program insurance for well-defined niche markets, and liability and other coverages tailored for unique exposures. Business in this segment is written through our Markel Specialty, Markel International and State National divisions. The Markel Specialty division was formed effective April 1, 2020 through the combination of our Markel Assurance and Markel Specialty divisions. The newly combined Markel Specialty division creates a unified platform that makes it easier for our customers to access our diverse portfolio of products and capabilities, offered on both an excess and surplus and admitted basis, and provides an improved customer experience. The Markel International division writes business worldwide from our London and Munich-based platforms, which include branch offices around the world. The State National division's collateral protection underwriting business also is included in the Insurance segment.

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Principal lines of business include: property, including catastrophe-exposed property, professional liability, general liability, credit, surety, auto and workers' compensation. Our reinsurance product offerings are underwritten primarily by our Global Reinsurance division.

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

In April 2020, we acquired a controlling interest in Lansing Building Products, LLC, a supplier of exterior building products and materials to professional contractors throughout the U.S., which simultaneously acquired the distribution business of Harvey Building Products to enhance its geographic reach and scale (together, Lansing), bringing our ownership in Lansing to 91%. Results attributable to Lansing are included in our Markel Ventures segment.

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
In July 2019, MCIM announced it would cease accepting new investments in the Markel CATCo Funds and would not write any new business in Markel CATCo Re. Both the Markel CATCo Funds and Markel CATCo Re have been placed into run-off, returning capital to investors as it becomes available. See note 15 of the notes to consolidated financial statements for further details regarding other developments within our Markel CATCo operations.

In 2019, we established Lodgepine Capital Management Limited (Lodgepine), a new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering will be Lodgepine Fund Limited, a property catastrophe retrocessional investment fund, which we have been preparing to launch sometime in 2020. However, this timing has been impacted by the recent downturn in global market conditions, and corresponding impact on prospective investor capital allocation decisions. Subject to certain conditions, we have committed to invest up to $100 million in Lodgepine Fund Limited. Lodgepine Fund Limited initially plans to subscribe to a portfolio of retrocessional reinsurance, which includes contracts written in our Reinsurance segment.

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

Results of Operations

The following table presents the components of net income (loss) to shareholders and comprehensive income (loss) to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Insurance segment underwriting profit (loss)	$135,073	$47,577	$(71,301)	$99,660
Reinsurance segment underwriting profit (loss)	24,755	8,816	(9,204)	12,172
Investing segment profit (loss) (1)	1,006,804	537,286	(586,578)	1,263,407
Markel Ventures segment profit (2)	79,404	81,677	121,161	111,589
Other operations (3)	(3,776)	(8,910)	(17,148)	(25,552)
Interest expense	(45,427)	(41,267)	(90,457)	(81,557)
Net foreign exchange gains (losses)	(21,460)	25,015	56,841	3,151
Income tax (expense) benefit	(243,702)	(143,711)	126,981	(298,874)
Net income attributable to noncontrolling interests	(9,903)	(9,185)	(14,290)	(10,271)
Net income (loss) to shareholders	921,768	497,298	(483,995)	1,073,725
Net income (loss) to common shareholders	921,768	497,298	(483,995)	1,073,725
Other comprehensive income to shareholders	170,625	126,032	223,579	281,850
Comprehensive income (loss) to shareholders	$1,092,393	$623,330	$(260,416)	$1,355,575

(1)Net investment income and net investment gains (losses), if any, attributable to Markel Ventures are included in segment profit for Markel Ventures. All other net investment income and net investment gains (losses) are included in Investing segment profit (loss).
(2)Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to our Insurance and Reinsurance segments.
(3)Other operations include the results attributable to our operations that are not included in a reportable segment, as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to our underwriting segments was $10.7 million and $21.1 million for the quarter and six months ended June 30, 2020, respectively, and $9.8 million and $19.7 million for the quarter and six months ended June 30, 2019; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

Comprehensive loss to shareholders for the six months ended June 30, 2020 reflects significant investing and underwriting losses attributed to COVID-19, a novel coronavirus outbreak that was declared a pandemic by the World Health Organization on March 11, 2020, which has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world.

Comprehensive loss to shareholders for the six months ended June 30, 2020 included pre-tax net investment losses of $770.2 million compared to pre-tax net investment gains of $1.0 billion in 2019. We also recognized underwriting losses in both of our underwriting segments for the six months ended June 30, 2020, which included $325.0 million of pre-tax net losses and loss adjustment expenses directly attributed to COVID-19, compared to underwriting profits in the first half of 2019.

The components of net income (loss) to shareholders and comprehensive income (loss) to shareholders for both the quarter and six months ended June 30, 2020 and 2019 are discussed in detail under "Underwriting Results," "Investing Results," "Markel Ventures," "Other Operations," "Interest Expense and Income Taxes" and "Comprehensive Income (Loss) to Shareholders."

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

The following table presents selected data from our underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Gross premium volume (1)	$1,776,167	$1,592,616	$3,702,034	$3,298,341
Net written premiums	1,456,395	1,305,638	$3,102,873	$2,782,731
Net retention (1)	82%	82%	84%	84%
Earned premiums	1,360,174	1,199,461	$2,690,883	$2,403,438
Losses and loss adjustment expenses	713,216	678,120	$1,789,564	$1,365,866
Underwriting, acquisition and insurance expenses	489,362	462,316	$984,525	$917,528
Underwriting profit (loss)	157,596	59,025	$(83,206)	$120,044

U.S. GAAP Combined Ratios
Insurance	88%	95%	103%	95%
Reinsurance	90%	96%	102%	97%
Consolidated	88%	95%	103%	95%
(1)Gross premium volume and net retention exclude $597.0 million and $994.0 million for the quarter and six months ended June 30, 2020, respectively, and $654.5 million and $1.2 billion for the quarter and six months ended June 30, 2019, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.

Our consolidated combined ratio was 88% for the quarter ended June 30, 2020 compared to 95% for the same period of 2019. The decrease in the combined ratio was due to a lower expense ratio and lower current accident year loss ratio within both of our underwriting segments, as well as more favorable development on prior accident years' loss reserves in 2020 compared to 2019 within our Insurance segment.

Our consolidated combined ratio was 103% for the six months ended June 30, 2020 compared to 95% for the same period of 2019. The increase in the consolidated combined ratio was driven by losses attributed to the COVID-19 pandemic in 2020, partially offset by more favorable development on prior accident years' loss reserves in 2020 compared to 2019 within our Insurance segment, as well as a lower expense ratio across both of our underwriting segments. Underwriting results for the six months ended June 30, 2020 included $325.0 million, or 12 points on the consolidated combined ratio, of net losses and loss adjustment expenses attributed to the pandemic. These losses and loss adjustment expenses were net of ceded losses of $58.0 million.

Beginning in late February, as the COVID-19 outbreak was becoming more widespread, it was identified as a potential exposure within our underwriting operations. We began to regularly review all of our product lines to identify lines of business we believed could be directly impacted by COVID-19 and to evaluate the extent to which the virus may impact our coverages. In those instances where we identified COVID-19 as the proximate, or direct, cause of loss, we established reserves for losses and loss adjustment expenses during the first quarter of 2020. Our direct losses from COVID-19 are primarily attributed to business written within our international insurance operations and are primarily associated with coverages for event cancellation and business interruption losses in policies where no specific pandemic exclusions exist.

The following table summarizes, by coverage and underwriting platform, the components of our net losses and loss adjustment expenses from COVID-19 for the six months ended June 30, 2020, all of which were recorded during the first quarter of 2020. There were no changes in our gross and net loss estimates for COVID-19 during the quarter ended June 30, 2020.

	Six Months Ended June 30, 2020
(dollars in millions)	Insurance	Reinsurance	Consolidated
Event cancellation
International	$172.5	$—	$172.5
United States	8.5	—	8.5
Business interruption
International	92.0	2.0	94.0
United States	16.0	15.0	31.0
All other coverages	4.0	15.0	19.0
Total	$293.0	$32.0	$325.0

Both the gross and net loss estimates for COVID-19 continue to represent our best estimate of losses as of June 30, 2020 based upon information currently available. Our estimate for these losses and loss adjustment expenses is based on reported claims, as well as detailed policy level reviews and reviews of in-force assumed reinsurance contracts for potential exposures. We also considered analysis provided by our brokers and claims counsel. There are no historical events with similar characteristics to COVID-19, and therefore we have no past loss experience on which to base our estimates. Additionally, the economic and social impacts of the pandemic continue to evolve.

Significant assumptions on which our estimates of reserves for direct COVID-19 losses and loss adjustment expenses are based include:
•the scope of coverage provided under our policies, particularly those that provide for business interruption coverage, which generally falls under the following three categories:
◦coverage has not been triggered because the policy’s insuring agreement has not been satisfied and/or a covered cause of loss has not been established;
◦the policy would not respond because the policy includes a communicable disease, virus or pandemic exclusion; or
◦the policy may provide coverage for communicable diseases and pandemics, but also includes conditions and limitations to coverage;
•coverage provided under our ceded reinsurance contracts;
•the expected duration of the disruption caused by the COVID-19 pandemic, which we have assumed will extend, in varying degrees, beyond the government directives currently in place and may impact certain covered events through the end of the year and beyond; and
•the ability of insureds to mitigate some or all of their losses. For example, in the case of our event cancellation coverages, by deferring the event or moving to a virtual format, and for our business interruption exposures, the ability to continue providing certain services or to provide services remotely.

Due to the inherent uncertainty associated with the assumptions surrounding the COVID-19 pandemic, these estimates are subject to a wide range of variability. Our initial estimates at March 31, 2020 reflected limited claims reporting; however, after considering the additional data gathered through increased claims reporting activity in the second quarter, and while continuing to monitor actual levels of disruption caused by the pandemic, there were no significant changes in our assumptions during the quarter ended June 30, 2020. Our estimates continue to be based on broad assumptions about coverage, liability and reinsurance, which ultimately may be subjected to judicial review or government action. Additionally, it is highly likely that there will be significant litigation involved in the handling of claims associated with COVID-19, and in certain instances, assessing the validity of policy exclusions for pandemics and interpreting policy terms to determine coverage for pandemics, which are in the process of being tested in various judicial systems. While we believe our net reserves for losses and loss adjustment expenses for COVID-19 as of June 30, 2020 are adequate based on information available at this time, we continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. Such adjustments to our reserves for COVID-19 losses and loss adjustment expenses may be material to our results of operations, financial condition and cash flows. See "Recent Developments Related to COVID-19" for further discussion of other potential exposures arising from the pandemic.

Insurance Segment

The combined ratio for the Insurance segment was 88% for the quarter ended June 30, 2020 compared to 95% for the same period of 2019.

For the quarter ended June 30, 2020, the decrease in the combined ratio was driven by more favorable development on prior accident years' loss reserves, a lower expense ratio and a lower current accident year loss ratio in 2020 compared to 2019. Higher earned premiums in 2020 compared to 2019 had a favorable impact on our expense ratio and an unfavorable impact on the prior years' loss ratio.
•The current accident year loss ratio for the quarter ended June 30, 2020 decreased compared to the same period of 2019 due to lower net attritional losses on our professional liability and marine and energy product lines.
•The Insurance segment's combined ratio for the quarter ended June 30, 2020 included $151.2 million of favorable development on prior years' loss reserves compared to $101.7 million for the same period of 2019. The impact on the combined ratio of more favorable development on prior years' loss reserves was partially offset by the unfavorable impact of higher earned premiums in 2020 compared to 2019. The increase in favorable development was primarily due to favorable development on our property product lines in 2020 compared to adverse development in 2019 and more favorable development on our general liability product lines in 2020 compared to 2019. For the quarter ended June 30, 2020, favorable development was most significant on our general liability and workers' compensation product lines across several accident years. The favorable development on prior years' loss reserves in the second quarter of 2019 was most significant on our general liability, workers' compensation and professional liability product lines.
•The expense ratio for the quarter ended June 30, 2020 decreased compared to the same period of 2019 primarily due to the favorable impact of higher earned premiums and lower profit sharing expenses in 2020 compared to 2019.

The combined ratio for the Insurance segment was 103% (including 13 points for losses directly attributed to COVID-19) for the six months ended June 30, 2020 compared to 95% for the same period of 2019.

For the six months ended June 30, 2020, the increase in the combined ratio was driven by the impact of $293.0 million of losses directly attributed to COVID-19 in 2020, partially offset by more favorable development on prior accident years' loss reserves and a lower expense ratio in 2020 compared to 2019. Higher earned premiums in 2020 compared to 2019 had a favorable impact on our expense ratio and an unfavorable impact on the prior years' loss ratio.
•The Insurance segment's combined ratio for the six months ended June 30, 2020 included $267.3 million of favorable development on prior years' loss reserves compared to $174.3 million for the same period of 2019. The impact on the combined ratio of more favorable development on prior years' loss reserves was partially offset by the unfavorable impact of higher earned premiums in 2020 compared to 2019. The increase in favorable development was primarily due to more favorable development on our professional liability product lines in 2020 compared to 2019 and favorable development on our property product lines in 2020 compared to adverse development in 2019. For the six months ended June 30, 2020, favorable development was most significant on our professional liability product lines, primarily on the 2016 to 2019 accident years and general liability and workers' compensation product lines across several accident years. The favorable development on prior years' loss reserves in 2019 was most significant on our general liability, workers' compensation and personal lines product lines.
•The expense ratio for the six months ended June 30, 2020 decreased compared to the same period of 2019 primarily due to the favorable impact of higher earned premiums.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 90% for the quarter ended June 30, 2020 compared to 96% for the same period of 2019.

For the quarter ended June 30, 2020, the decrease in the combined ratio was driven by a lower current accident year loss ratio and lower expense ratio in 2020 compared to 2019, partially offset by less favorable development on prior accident years' loss reserves.
•The current accident year loss ratio for the quarter ended June 30, 2020 decreased compared to the same period of 2019 primarily due to net favorable premium adjustments on prior accident years in 2020, primarily on our professional liability product lines, and improved loss experience within our property product lines in 2020 compared to 2019.
•The Reinsurance segment's combined ratio for the quarter ended June 30, 2020 included $12.3 million of favorable development on prior years' loss reserves compared to $18.2 million for the same period of 2019. The decrease in favorable development was primarily due to additional exposure recognized related to net favorable premium adjustments on our professional liability product lines in 2020, described above. For the quarter ended June 30, 2020, favorable development was most significant on our property product lines, primarily on the 2018 accident year, and general liability product lines across several accident years. The favorable development on prior years' loss reserves in the second quarter of 2019 was most significant on our aviation and property product lines.
•The expense ratio for the quarter ended June 30, 2020 decreased compared to the same period of 2019 primarily due to the favorable impact of higher earned premiums and lower profit sharing expenses in 2020 compared to 2019.

The combined ratio for the Reinsurance segment was 102% (including seven points for losses directly attributed to COVID-19) for the six months ended June 30, 2020 compared to 97% for the same period of 2019.

For the six months ended June 30, 2020, the increase in the combined ratio was primarily driven by the impact of $32.0 million of losses directly attributed to COVID-19 in 2020, partially offset by a lower expense ratio in 2020 compared to 2019.
•Excluding the impact of losses directly attributed to COVID-19 in 2020, the current accident year loss ratio for the six months ended June 30, 2020 decreased compared to the same period of 2019 primarily due to more favorable premium adjustments on prior accident years in 2020 compared to 2019, primarily within our professional liability product lines.
•The Reinsurance segment's combined ratio for the six months ended June 30, 2020 included $1.6 million of adverse development on prior accident years' loss reserves compared to $6.9 million of favorable development for the same period in 2019. In 2020, we recognized additional exposure related to net favorable premium adjustments along with adverse development on certain of our professional liability product lines. There was also more adverse development on our public entity product lines in 2020 compared to 2019 and adverse development on our aviation product line in 2020 compared to favorable development in 2019. These unfavorable changes were partially offset by favorable development on our property and general liability product lines in 2020 compared to adverse development in 2019. The favorable development in 2020 on our property product lines was most significant on the 2017 and 2018 accident years and on our general liability product lines across several accident years. The favorable development on prior years' loss reserves in 2019 was most significant on our aviation, whole account and auto product lines.
•The expense ratio for the six months ended June 30, 2020 decreased compared to the same period of 2019 primarily due to lower acquisition costs and the favorable impact of higher earned premiums.

Premiums and Net Retentions

The following tables summarize gross premium volume, net written premiums and earned premiums.

Gross Premium Volume
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Insurance	$1,553,436	$1,368,348	$2,968,147	$2,561,196
Reinsurance	223,277	223,381	736,463	736,758
Other underwriting	282	236	282	(504)
Total Underwriting	1,776,995	1,591,965	3,704,892	3,297,450
Program services and other	596,197	655,182	991,124	1,204,739
Total	$2,373,192	$2,247,147	$4,696,016	$4,502,189

Gross premium volume in our underwriting operations increased 12% for both the quarter and six months ended June 30, 2020 compared to the same periods of 2019. The increase in gross premium volume for the quarter and six months ended June 30, 2020 was attributable to an increase in gross premium volume in our Insurance segment. Also impacting consolidated gross premium volume were gross premiums written through our program services business and other fronting arrangements, which decreased 9% and 18% for the quarter and six months ended June 30, 2020, respectively. The decrease in gross premium volume for both periods was driven by the run-off of one large program and the cancellation of an in-force book of policies related to another large program. Substantially all gross premiums from our program services business and other fronting arrangements were ceded to third parties for the quarter and six months ended June 30, 2020 and 2019. See "Other Operations" for further discussion on gross premiums from our program services operations.

Gross premium volume in our Insurance segment increased 14% and 16% for the quarter and six months ended June 30, 2020, respectively, compared to the same periods of 2019. The increase for both the quarter and six months ended June 30, 2020 was primarily driven by growth within our professional liability, general liability, marine and energy and personal lines product lines.

Gross premium volume in our Reinsurance segment for both the quarter and six months ended June 30, 2020 was comparable to the corresponding periods of 2019. For the quarter ended June 30, 2020, higher gross premiums within our professional liability product lines, primarily due to favorable timing differences and favorable premium adjustments, were offset by lower gross premiums within our property product lines, primarily due to non-renewals and an unfavorable impact from the timing of renewals. For the six months ended June 30, 2020, higher premium volume on a significant treaty within our workers' compensation product line was offset by lower gross premiums within our credit and surety product lines, primarily due to an unfavorable impact from the timing of renewals. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts, including the timing of renewals.

During the first half of 2020, we continued to see improved pricing across most of our product lines, the primary exception being workers' compensation, where we continued to see low single digit rate decreases given generally favorable underlying trends in recent years. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

See "Recent Developments Related to COVID-19" for further discussion on potential impacts to our premiums.

Net Written Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Insurance	$1,267,976	$1,126,170	$2,463,713	$2,124,528
Reinsurance	188,830	178,802	641,579	657,769
Other underwriting	417	15	439	(457)
Total Underwriting	1,457,223	1,304,987	3,105,731	2,781,840
Program services and other	(828)	651	(2,858)	891
Total	$1,456,395	$1,305,638	$3,102,873	$2,782,731

For both the quarters ended June 30, 2020 and 2019, net retention of gross premium volume for our underwriting operations was 82%. For both the six month periods ended June 30, 2020 and 2019, net retention of gross premium volume for our underwriting operations was 84%. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums
	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Insurance	$1,120,151	$991,269	$2,227,002	$1,964,996
Reinsurance	240,555	207,728	466,515	438,238
Other underwriting	224	15	246	(457)
Total Underwriting	1,360,930	1,199,012	2,693,763	2,402,777
Program services and other	(756)	449	(2,880)	661
Total	$1,360,174	$1,199,461	$2,690,883	$2,403,438

Earned premiums increased 14% and 12% for the quarter and six months ended June 30, 2020, respectively, compared to the same periods of 2019. The increase in earned premiums for both the quarter and six months ended June 30, 2020 was primarily attributable to an increase in earned premiums in both our Insurance and Reinsurance segments.

The increase in earned premiums in our Insurance segment for both the quarter and six months ended June 30, 2020 was primarily due to the increase in gross premium volume within our professional liability and general liability product lines, as described above. The increase in earned premiums in our Reinsurance segment for the quarter ended June 30, 2020 was primarily due to favorable premium adjustments on our professional liability product lines, as described above. The increase in earned premiums in our Reinsurance segment for the six months ended June 30, 2020 was primarily due to an increase in gross premium volume within our workers' compensation product lines and favorable premium adjustments on professional liability product lines.

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

The following table summarizes our investment performance.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net investment income	$95,615	$111,831	$183,858	$226,013
Net investment gains (losses)	$911,243	$425,653	$(770,198)	$1,037,844
Change in net unrealized investment gains on available-for-sale securities (1)	$239,649	$199,754	$331,510	$418,403
Investment yield (2)	0.6%	0.7%	1.3%	1.5%
Taxable equivalent total investment return, before foreign currency effect			0.0%	9.7%
Taxable equivalent total investment return			(0.3)%	9.7%
(1)The change in net unrealized gains on available-for-sale securities excludes the reserve deficiency adjustment for life and annuity benefit reserves of $22.7 million and $35.9 million, respectively, for the quarters ended June 30, 2020 and 2019, and $35.6 million and $61.8 million, respectively, for the six months ended June 30, 2020 and 2019.
(2)Investment yield reflects net investment income as a percentage of monthly average invested assets at cost.

The decrease in net investment income for the quarter and six months ended June 30, 2020 compared to the same periods of 2019 was driven primarily by lower short-term investment income due to lower short-term interest rates, and lower interest income on our fixed maturity investment portfolio, primarily due to decreased holdings of fixed maturity securities in 2020. The decrease in net investment income for the six months ended June 30, 2020 was also driven by losses on our equity method investments. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.
Net investment gains for the quarter ended June 30, 2020 were primarily attributable to an increase in the fair value of our equity portfolio driven by favorable market value movements. This follows significant declines in the fair value of our equity portfolio in the first quarter of 2020 driven by unfavorable market value movements resulting from the onset of the COVID-19 pandemic, the impacts of which are further discussed in "Recent Developments Related to COVID-19." The decline in fair value of the equity portfolio in the first quarter of 2020 resulted in net investment losses for the six months ended June 30, 2020. See note 4(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).

We also evaluate our investment performance by analyzing taxable equivalent total investment return, which is a non-GAAP financial measure. Taxable equivalent total investment return includes items that impact net income, such as coupon interest on fixed maturity securities, changes in fair value of equity securities, dividends on equity securities and realized investment gains or losses on available-for-sale securities, as well as changes in unrealized gains or losses on available-for-sale securities, which do not impact net income. Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in U.S. taxable income. We believe the taxable equivalent total investment return is a better reflection of the economics of our decision to invest in certain asset classes. We focus on our long-term investment return, understanding that the level of investment gains or losses may vary from one period to the next.

The following table reconciles investment yield to taxable equivalent total investment return.

	Six Months Ended June 30,
	2020	2019
Investment yield (1)	1.3%	1.5%
Adjustment of investment yield from amortized cost to fair value	(0.3)%	(0.3)%
Net amortization of net premium on fixed maturity securities	0.2%	0.2%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	(2.3)%	7.7%
Taxable equivalent effect for interest and dividends (2)	0.1%	0.1%
Other (3)	0.7%	0.5%
Taxable equivalent total investment return	(0.3)%	9.7%
(1)Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.
(2)Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.
(3)Adjustment to reflect the impact of time-weighting the inputs to the calculation of taxable equivalent total investment return.

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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment. See note 7 of the notes to consolidated financial statements for further details regarding the components of our Markel Ventures segment operating revenues and expenses.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Operating revenues	$678,139	$617,185	$1,189,360	$1,072,200
Operating income	$79,404	$81,677	$121,161	$111,589
EBITDA	$105,272	$105,671	$172,732	$160,415
Net income to shareholders	$42,242	$49,832	$59,981	$65,000

The increase in operating revenues from our Markel Ventures segment for the quarter and six months ended June 30, 2020 compared to the same periods of 2019 was due to higher revenues from our services businesses, partially offset by lower revenues from our products businesses. Operating revenues from our Markel Ventures services businesses increased for the quarter and six months ended June 30, 2020 compared to the same periods of 2019 due to the contribution of revenues from Lansing, which was acquired in April 2020, and VSC, which was acquired in November 2019. Operating revenues from our Markel Ventures products businesses decreased 16% and 8% for the quarter and six months ended June 30, 2020, respectively, compared to the same periods of 2019, primarily due to decreased demand for products across many of our businesses attributable to the economic and social disruption caused by the COVID-19 pandemic. For both periods, the decrease in demand, which led to lower sales volumes, had the most significant impact at our transportation-related businesses.

Operating income and EBITDA from our Markel Ventures segment decreased slightly for the quarter ended June 30, 2020 compared to the same period of 2019. Lower operating revenues at our transportation-related businesses and one of our consumer and building products businesses, as a result of decreased demand attributed to the COVID-19 pandemic, were largely offset by the contributions of Lansing and VSC as well as improved operating results at one of our consulting services businesses.

Operating income and EBITDA from our Markel Ventures segment increased for the six months ended June 30, 2020 compared to the same period of 2019, primarily due to the contributions of Lansing and VSC, as well as growth and improved operating results at one of our consulting services businesses. These increases were partially offset by a decrease in income attributable to certain investments held within our Markel Ventures segment and lower operating revenues at one of our transportation-related businesses, as described above.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Markel Ventures operating income	79,404	81,677	$121,161	$111,589
Depreciation expense	14,272	13,484	28,134	27,509
Amortization of intangible assets	11,596	10,510	23,437	21,317
Markel Ventures EBITDA	$105,272	$105,671	$172,732	$160,415

Net income to shareholders from our Markel Ventures segment decreased for the quarter ended June 30, 2020 compared to the same period of 2019, primarily due to lower operating income and higher interest expense. Net income to shareholders decreased for the six months ended June 30, 2020 compared to the same period of 2019 as higher income tax expense and interest expense more than offset higher operating income.

See "Recent Developments Related to COVID-19" for further discussion of impacts of the pandemic on our Markel Ventures operations.

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Quarter Ended June 30,
	2020			2019
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$54,551	$46,484	$9,612	$50,215	$52,299	$10,038
Program services	25,192	4,173	5,234	25,762	5,326	5,234
Life and annuity	152	5,502	—	346	5,943	—
Other	7,003	6,125	657	8,861	7,368	681
	86,898	62,284	15,503	85,184	70,936	15,953
Underwriting operations			10,655			9,837
Total	$86,898	$62,284	$26,158	$85,184	$70,936	$25,790

	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$107,718	$100,319	$19,224	$103,623	$112,883	$24,137
Program services	51,042	11,327	10,468	50,551	10,878	10,468
Life and annuity	530	11,550	—	767	12,495	—
Other	14,726	13,092	1,339	17,618	14,416	1,369
	174,016	136,288	31,031	172,559	150,672	35,974
Underwriting operations			21,144			19,677
Total	$174,016	$136,288	$52,175	$172,559	$150,672	$55,651

Insurance-Linked Securities

The increase in operating revenues in our insurance-linked securities operations for both the quarter and six months ended June 30, 2020 compared to the same periods of 2019 was due to higher revenues from our Nephila operations, partially offset by lower revenues from our Markel CATCo operations. The increase in operating revenues at our Nephila operations for both periods was primarily due to growth in our managing general agent operations. The increase at our Nephila operations for the six months ended June 30, 2020 was partially offset by lower investment management and incentive fees due to increases in development class assets, or capital held in a side-pocket for which management fees are not earned, and redemptions in 2020. Nephila's net assets under management were $9.5 billion and $10.4 billion as of June 30, 2020 and December 31, 2019, respectively. The decrease in operating revenues at our Markel CATCo operations for both periods was primarily due to lower assets under management during 2020 compared to 2019 and, effective January 1, 2020, a further reduction in the management fee rate. MCIM's net assets under management were $2.1 billion and $2.8 billion as of June 30, 2020 and December 31, 2019, respectively, a portion of which is attributable to our investments in the Markel CATCo Funds.

The decrease in services and other expenses in our insurance-linked securities operations for both the quarter and six months ended June 30, 2020 compared to the same periods of 2019 was primarily due to lower operating expenses at our Markel CATCo operations, partially offset by start-up costs in 2020 associated with our new retrocessional insurance-linked securities fund manager, Lodgepine. The decrease in services and other expenses at our Markel CATCo operations for both periods was primarily attributable to lower costs associated with the internal review of matters at our Markel CATCo operations and related litigation costs in 2020 compared to 2019, as the internal review was completed in 2019. See note 15 of the notes to consolidated financial statements for further details around developments in our Markel CATCo operations. Services and other expenses at our Nephila operations for both the quarter and six months ended June 30, 2020 were consistent with expenses for the same periods of 2019. For the six months ended June 30, 2020, higher operating expenses from our Nephila operations, primarily attributable to growth in our managing general agent operations in 2020, were offset by transaction-related costs in 2019 that did not recur in 2020.

In all periods, operating revenues attributed to our Nephila operations exceeded the related services and other expenses.

Program Services

Operating revenues in our program services operations for both the quarter and six months ended June 30, 2020 were consistent with the same periods of 2019. Services and other expenses decreased for the quarter ended June 30, 2020 compared to the same period of 2019 due to lower general and profit sharing expenses. Services and other expenses for the six months ended June 30, 2020 were consistent with the same period of 2019. The increase in our allowance for credit losses in 2020 due to the decline in short-term economic conditions as forecasted in 2020 as a result of expected impacts from the COVID-19 pandemic was offset by lower general and profit sharing expenses.

Gross written premiums in our program services operations were $591.2 million and $984.4 million for the quarter and six months ended June 30, 2020, respectively, and $655.2 million and $1.2 billion for the quarter and six months ended June 30, 2019, respectively. The decrease in gross premium volume for both periods was driven by the run-off of one large program and the cancellation of an in-force book of policies related to another large program resulting in a one-time unfavorable premium adjustment of $55.0 million associated with the return of unearned premium, which was recognized in the first quarter of 2020. These decreases were partially offset by gross written premiums from new program business in 2020.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $45.4 million and $90.5 million for the quarter and six months ended June 30, 2020, respectively, compared to $41.3 million and $81.6 million for the same periods of 2019. The increase in interest expense for both periods was primarily due to interest expense associated with our 3.35% and 4.15% unsecured senior notes issued in the third quarter of 2019 and interest expense associated with our 5.0% unsecured senior notes issued in the second quarter of 2019. In both periods, these increases were partially offset by lower interest expense resulting from the repayment of our 7.125% unsecured senior notes in the third quarter of 2019 as well as the purchase and redemption of our 6.25% and 5.35% unsecured senior notes in the third and fourth quarters of 2019.

Income Taxes

The effective tax rate was 21% and 22% for the six months ended June 30, 2020 and 2019, respectively.

Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income (loss) to shareholders	$921,768	$497,298	$(483,995)	$1,073,725
Other comprehensive income
Change in net unrealized gains on available-for-sale investments, net of taxes	171,276	129,270	236,840	281,355
Other, net of taxes	(521)	(3,234)	(13,255)	504
Other comprehensive income attributable to noncontrolling interest	(130)	(4)	(6)	(9)
Other comprehensive income to shareholders	170,625	126,032	223,579	281,850
Comprehensive income (loss) to shareholders	$1,092,393	$623,330	$(260,416)	$1,355,575

Book Value per Common Share and Total Shareholder Return

Book value per common share was $783.58 as of June 30, 2020, which reflects a decrease of 2% from $802.59 at December 31, 2019, primarily due to $484.0 million of net loss to common shareholders, as shown above. Our stock price per share, or total shareholder return, decreased 19% for the six months ended June 30, 2020.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $22.3 billion at both June 30, 2020 and December 31, 2019. Equity securities were $5.7 billion, or 25% of invested assets, at June 30, 2020, compared to $7.6 billion, or 34% of invested assets, at December 31, 2019. The decrease in equity securities from December 31, 2019 to June 30, 2020 was attributable to a decrease in fair value, driven by unfavorable market value movements, as well as sales of equity securities. Fixed maturity securities were 45% of invested assets at both June 30, 2020 and December 31, 2019.

Net cash provided by operating activities was $488.7 million for the six months ended June 30, 2020 compared to $249.2 million for the same period of 2019. Net cash flows from operating activities for the six months ended June 30, 2020 reflected lower claims settlement activity in both of our underwriting segments and higher net premium collections in our Insurance segment compared to 2019. Also reflected in net cash provided by operating activities for 2020 were lower cash flows from our Nephila managing general agent operations, due in part to timing differences, as well as lower net premium collections in our program services operations primarily due to the in-force cancellation of a large program, which resulted in the return of funds collateralizing unearned premiums on the account.

Net cash provided by investing activities was $1.1 billion for the six months ended June 30, 2020 compared to net cash used by investing activities of $521.6 million for the same period of 2019. During the six months ended June 30, 2020, net cash provided by investing activities included $1.2 billion from sales of equity securities, net of cash used for purchases of equity securities. Net cash provided by investing activities was offset in part by $547.9 million of net cash used for the acquisition of Lansing. Additionally, in response to COVID-19 beginning in late February, we began retaining proceeds from maturities of short-term investments and fixed maturity securities in cash and cash equivalents, thereby reducing our holdings of short-term investments and fixed maturity securities. Late in the second quarter, we started reallocating cash to purchase short-term investments and fixed maturity securities. See "Recent Developments Related to COVID-19" for further discussion of actions we have taken in our investment portfolio in response to the pandemic. During the six months ended June 30, 2019, net cash used by investing activities included $212.5 million of cash to acquire a minority ownership interest in The Hagerty Group, LLC. Cash flow from investing activities is also affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $607.5 million for the six months ended June 30, 2020 compared to $520.2 million for the same period of 2019. In May 2020, we issued preferred shares with net proceeds of $591.9 million, as further discussed below. In May 2019, we issued unsecured senior notes with net proceeds of $592.2 million, before expenses. Cash of $23.9 million and $69.3 million was used to repurchase shares of our common stock during the first six months of 2020 and 2019, respectively. We suspended repurchases of our shares in March 2020.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 24% at both June 30, 2020 and December 31, 2019.

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

In May 2020, we issued 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares, with no par value and a liquidation preference of $1,000 per share, for aggregate net proceeds after expenses of $591.9 million. Dividends, if declared by our Board of Directors, are payable semi-annually in arrears beginning in December 2020. If we do not declare and pay the full dividends for the latest completed dividend period on all outstanding Series A preferred shares, we may not (i) declare or pay a dividend on our common shares or (ii) purchase, redeem or otherwise acquire for consideration any common shares, subject to certain exceptions. See note 14 of the notes to consolidated financial statements.

Our holding company had $3.7 billion and $4.0 billion of invested assets at June 30, 2020 and December 31, 2019, respectively. The decrease in invested assets was primarily due to a capital contribution to Markel Ventures for the acquisition of Lansing and a decrease in the fair value of equity securities, partially offset by the proceeds from our preferred shares offering, as described above.

Recent Developments Related to COVID-19

On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. This pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world. In addition to the losses incurred in both our investing and underwriting operations during the first six months of 2020, and the decreased demand for certain products and services within our Markel Ventures operations, we are experiencing significant impacts across our business operations. Most of the workforce in our insurance operations is working remotely from their homes, however, some of our offices have started to re-open to the workforce at a reduced capacity. We have taken significant measures and developed new policies and procedures to protect the health and safety of our employees who are returning the office. While remote working continues to be the predominate approach, and is currently operating effectively, an extended period of remote work arrangements could strain our business continuity plans, introduce or increase operational and control risks, including but not limited to increased cybersecurity risks, and impact our ability to effectively manage our businesses. Within our Markel Ventures operations, most of our businesses are operating on their premises, however, their ability to continue to do so may be impacted as the pandemic evolves. For those employees in our insurance and Markel Ventures operations who are returning to work, or have continued work, on our premises, there is a risk that they will contract COVID-19, which could expose us to increased risk of employment related claims and litigation. Illnesses suffered by key employees, or a significant percentage of our workforce also could prevent or delay the performance of critical business functions.

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

Other impacts we have experienced in our operations during the quarter and six months ended June 30, 2020, including our consideration of these impacts on the valuation of our goodwill and intangible assets, as well as steps we are taking to respond to the economic disruption and dislocation caused by the pandemic, are discussed below, along with potential future impacts to our results of operations and financial condition.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. We began the year in a strong liquidity position, holding $4.0 billion of invested assets at our holding company, the highest level in our history, and at June 30, 2020, our holding company held $3.7 billion of invested assets. Invested assets at the holding company as of June 30, 2020 include net proceeds from our May 2020 issuance of preferred stock totaling $591.9 million, and following two debt issuances in 2019 and the purchase and redemption of our unsecured senior notes due to mature in 2020 and 2021, we have no unsecured senior notes maturing until July 2022. We continue to maintain a fixed maturity portfolio comprised of high credit quality, investment grade securities with an average rating of "AA." Despite a $777.1 million decrease in the fair value of our equity portfolio in the first six months of 2020, unrealized gains on our equity portfolio were $2.8 billion as of June 30, 2020.

Given the dislocation in the financial markets and related uncertainty around the global credit markets, we have taken several steps within our investment portfolio to increase our allocation to cash. Initially, we were retaining cash proceeds from maturities of short-term investments and fixed maturity securities, although recently we have started reallocating some cash to purchase short-term investments and fixed maturity securities. We also paused our purchases of equity securities and have sold certain equity securities based on our views of the underlying fundamentals of these positions and where pricing was deemed appropriate. We also suspended repurchases of our shares in March 2020 and are focusing on expense reductions across our Company.

The recent declines in the fair value of our equity securities and underwriting losses arising from COVID-19 have reduced the capital held by our insurance subsidiaries. Our insurance operations may require additional capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. As of June 30, 2020, the statutory capital of all of our insurance subsidiaries exceeded required capital, and we believe we are well positioned to continue to pay claims, including those arising from the pandemic, promptly in accordance with the terms of our policies.

We continue to believe we have adequate liquidity to meet our capital and operating needs, including that which may be required to support the operating needs of our subsidiaries.

Underwriting Operations

As previously discussed, our underwriting results for the six months ended June 30, 2020 included $325.0 million of net losses and loss adjustment expenses directly attributed to COVID-19, all of which was recorded during the first quarter. Due to the inherent uncertainty associated with the assumptions surrounding this pandemic, these estimates are subject to a wide range of variability. While we believe our net reserves for direct losses and loss adjustment expenses for COVID-19 as of June 30, 2020 are adequate based on information available at this time, we continue to closely monitor reported claims, government actions, judicial decisions and changes in local and worldwide social disruption arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. See "Results of Operations - Underwriting Results" for further discussion on our estimate of losses and loss adjustment expenses attributed to COVID-19.

As efforts to respond to the pandemic continue to evolve, we expect that losses indirectly related to the COVID-19 pandemic and associated with a broader range of coverages are likely to emerge. As an example, we provide liability coverage for health and medical institutions and professions, as well as other professions, which have been strained or otherwise impacted by the pandemic. Other product lines that may be impacted by losses derived from COVID-19 include, among others, our trade credit business and workers’ compensation product lines, as well as our reinsurance product lines. No material losses have been reported at this time. Losses attributed to these exposures that are indirectly related to COVID-19 will be recognized in the period incurred.

The widespread economic and social disruption caused by COVID-19 has created significant financial hardships for individuals and businesses worldwide. However, at this time, we do not believe there has been any material change in our exposure to credit losses. Our allowances for credit losses in both our insurance receivables and reinsurance recoverables were adjusted during the first quarter of 2020 to reflect the increased credit risk associated with the negative economic outlook, the impact of which was not material to our underwriting results.

The significant decline in economic activity occurring during the pandemic may have an unfavorable impact on our premium volume, due to business closures, reduced recreational activity and lower gross receipts, revenues and payrolls of our insureds, among other things. While premium volume for the three and six months ended June 30, 2020 was impacted by these effects of the pandemic, the impact was not material to our underwriting results. For those policies where the underlying loss exposures have been reduced as a result of decreased economic activity or stay-at-home orders resulting from COVID-19, we also may be required to refund premiums to policyholders, however, there have been no material adjustments to date. These adverse impacts on our premium volume could be material.

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

Markel Ventures Operations

Beginning in the second quarter of 2020, the economic and social disruption created by the pandemic impacted the results of operations, financial position and cash flows of our Markel Ventures operations. Revenues across many of our businesses decreased due to changes in consumer behavior and the overall impact of current economic conditions on commercial and consumer spending, all of which impacted demand for certain products and services within our businesses. We have also seen orders and contracts canceled or postponed, and we have temporarily reduced capacity at certain of our operations for which the duration is currently uncertain. As the social and economic disruption caused by the pandemic is ongoing, we expect that revenues from our Markel Ventures operations will continue to be impacted, and these impacts may continue to be material.

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

Continued loss of revenues in both our products and services businesses, the extent of which we are currently unable to estimate, could also impact the carrying value of inventory, goodwill and intangible assets and other long-lived assets, which may become impaired. See further discussion below for considerations regarding the valuation of our goodwill and intangible assets as of June 30, 2020. In certain cases, revenue declines also could result in ongoing cash and working capital constraints and could impact the companies’ liquidity and their ability to comply with debt covenants, and, in response, we may take steps necessary to support these operations.

As a result of the economic hardship experienced by our customers, we may modify our payment terms or offer discounts to our customers, and we also are exposed to increased credit risk. Our allowances for credit losses on our receivables were adjusted during the first quarter of 2020 to reflect the increased credit risk associated with the negative economic outlook, the impact of which was not material to our results of operations.

Insurance-Linked Securities and Program Services

Through our insurance-linked securities operations, we receive management fees for investment and insurance management services based on the net asset value of the accounts we manage, and, for certain funds, incentive fees based on the annual performance of the funds managed.

For the six months ended June 30, 2020, investment losses within the investment funds we manage have not been significant; however, uncertainty around potential COVID-19 loss exposures, has reduced, and may further reduce, the net asset value on which our management fees are based. Deferred or reduced investment management fees and the associated decline in cash flows, the extent of which we are currently unable to estimate, also could impact the carrying value of our goodwill and intangible assets, which may become impaired. See further discussion below for considerations regarding the valuation of our goodwill and intangible assets as of June 30, 2020.

Volatility in the capital markets and investor uncertainty regarding insurance industry exposure to COVID-19 also has impacted, and may continue to impact, our ability to raise additional third party capital for the funds we manage. We also have experienced, and may continue to experience, higher than anticipated investor redemptions from our funds. These impacts could have a material impact on our results of operations and financial condition.

Our program services business generates fee income, in the form of ceding (program service) fees. This fee income is calculated based on the gross premium volume of the insurance programs we support. Similar to our underwriting operations, the significant decline in economic activity may have an unfavorable impact on premium volume, which may result in a reduction in fee income.
Goodwill and Intangible Assets

Our consolidated balance sheet as of June 30, 2020 included goodwill and intangible assets of $4.5 billion, as follows:

	June 30, 2020
(dollars in millions)	Underwriting	Markel Ventures	Other (1)	Total
Goodwill	$891.9	$908.3	$806.3	$2,606.5
Intangible assets	462.7	654.7	748.3	1,865.7
Total	$1,354.6	$1,563.0	$1,554.6	$4,472.2
(1)Amounts included in Other reflect our operations that are not included in a reportable segment, including our insurance-linked securities operations and our program services operations.

Through June 30, 2020, we considered whether a quantitative assessment of goodwill and intangible assets for impairment was required as a result of the significant economic disruption caused by the COVID-19 pandemic. After considering qualitative factors regarding the actual and expected impacts of the pandemic on our operations, as well as the amount by which the fair value of our reporting units exceeded their respective carrying values at the date of the last quantitative assessment, we determined these conditions did not indicate that it is more likely than not that the carrying value of any of our reporting units exceeded their fair value as of June 30, 2020 based on information available to us at this time. Similar factors were considered to determine if these circumstances were an indicator requiring an assessment of the recoverability of our intangible assets, and we concluded they were not based on information available to us at this time. However, delayed recovery or further deterioration in market conditions related to the general economy and the specific industries in which we operate, a sustained trend of weaker than anticipated financial performance within a reporting unit, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill or intangible asset impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

For additional risks to our businesses related to COVID-19, see the risk factor titled "The COVID-19 pandemic has had, and may continue to have, material adverse effects on us."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. Some businesses within our Markel Ventures operations are exposed to commodity price risk resulting from changes in the price of raw materials, parts and other components necessary to manufacture products, however, this risk is not material to the Company. The operating results of these businesses could be adversely impacted should they be unable to obtain price increases from customers in response to significant increases in raw materials, parts and other component prices.

During the six months ended June 30, 2020, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2019.

The estimated fair value of our investment portfolio at June 30, 2020 was $22.3 billion, 45% of which was invested in fixed maturity securities and 25% of which was invested in equity securities. At December 31, 2019, the estimated fair value of our investment portfolio was $22.3 billion, 45% of which was invested in fixed maturity securities and 34% of which was invested in equity securities.

Our fixed maturity portfolio includes corporate bonds, mortgage-backed securities and securities issued by municipalities, foreign governments and non-sovereign foreign institutions. Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. During the six months ended June 30, 2020, there were no material changes in our corporate bond, mortgage-backed security, municipal bond or foreign government fixed maturity holdings.

We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturity securities that are unrated or rated below investment grade. At June 30, 2020, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.

We also have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. As of December 31, 2019, all of our ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best and within our program services business, six of our ten largest reinsurers were rated "A" or better by A.M. Best. For reinsurers within our program services business with a credit rating of lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances are fully collateralized. During the six months ended June 30, 2020, there were no material changes to the credit ratings of our top ten reinsurers within our underwriting and program services operations as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the second quarter of 2020, we implemented a new investment accounting system that replaced the legacy system used to account for our investment portfolio. This system eliminates certain manual processes and provides enhanced reporting capabilities. As part of this implementation, we evaluated the impact of this new system, and the related changes in workflows and integration points, on our internal control over financial reporting and made changes to controls and procedures where necessary to support these new processes.

There were no other changes in our internal control over financial reporting during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Business Overview," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K and under "Recent Developments Related to COVID-19" and "Risk Factors" in this report, or are included in the items listed below:
•current global economic, market and industry conditions, as well as significant volatility, uncertainty and disruption caused by the COVID-19 pandemic, including governmental, legislative, judicial or regulatory actions or developments affecting our businesses;
•our expectations about future results of our underwriting, investing, Markel Ventures and other operations are based on current knowledge and assume no significant man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions;
•the effect of cyclical trends on our underwriting, investing, Markel Ventures and other operations, including demand and pricing in the insurance, reinsurance and other markets in which we operate;
•actions by competitors, including the use of technology and innovation to simplify the customer experience, increase efficiencies, redesign products, alter models and effect other potentially disruptive changes in the insurance industry, and the effect of competition on market trends and pricing;
•our efforts to develop new products, expand in targeted markets or improve business processes and workflows may not be successful and may increase or create new risks (e.g., insufficient demand, change to risk exposures, distribution channel conflicts, execution risk, increased expenditures);
•the frequency and severity of man-made and natural catastrophes (including earthquakes, wildfires and weather-related catastrophes) may exceed expectations, are unpredictable and, in the case of wildfires and weather-related catastrophes, may be exacerbated if, as many forecast, changing conditions in the oceans and atmosphere result in increased hurricane, flood, drought or other adverse weather-related activity;
•we offer insurance and reinsurance coverage against terrorist acts in connection with some of our programs, and in other instances we are legally required to offer terrorism insurance; in both circumstances, we actively manage our exposure, but if there is a covered terrorist attack, we could sustain material losses;
•emerging claim and coverage issues, changing legal and social trends, and inherent uncertainties in the loss estimation process can adversely impact the adequacy of our loss reserves and our allowance for reinsurance recoverables;
•reinsurance reserves are subject to greater uncertainty than insurance reserves, primarily because of reliance upon the original underwriting decisions made by ceding companies and the longer lapse of time from the occurrence of loss events to their reporting to the reinsurer for ultimate resolution;
•inaccuracies (whether due to data error, human error or otherwise) in the various modeling techniques and data analytics (e.g., scenarios, predictive and stochastic modeling, and forecasting) we use to analyze and estimate exposures, loss trends and other risks associated with our insurance and insurance-linked securities businesses could cause us to misprice our products or fail to appropriately estimate the risks to which we are exposed;
•changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book (which is in runoff), for example, changes in assumptions and estimates of mortality, longevity, morbidity and interest rates, could result in material increases in our estimated loss reserves for such business;
•adverse developments in insurance coverage litigation or other legal or administrative proceedings could result in material increases in our estimates of loss reserves;
•initial estimates for catastrophe losses are often based on limited information, are dependent on broad assumptions about the nature and extent of losses, coverage, liability and reinsurance, and those losses may ultimately differ materially from our expectations;

•changes in the availability, costs, quality and providers of reinsurance coverage, which may impact our ability to write or continue to write certain lines of business or to mitigate the volatility of losses on our results of operations and financial condition;
•the ability or willingness of reinsurers to pay balances due may be adversely affected by industry and economic conditions, deterioration in reinsurer credit quality and coverage disputes, and collateral we hold, if any, may not be sufficient to cover a reinsurer's obligation to us;
•after the commutation of ceded reinsurance contracts, any subsequent adverse development in the re-assumed loss reserves will result in a charge to earnings;
•regulatory actions can impede our ability to charge adequate rates and efficiently allocate capital;
•general economic and market conditions and industry specific conditions, including extended economic recessions or expansions; prolonged periods of slow economic growth; inflation or deflation; fluctuations in foreign currency exchange rates, commodity and energy prices and interest rates; volatility in the credit and capital markets; and other factors;
•economic conditions, actual or potential defaults in corporate bonds, municipal bonds, mortgage-backed securities or sovereign debt obligations, volatility in interest and foreign currency exchange rates and changes in market value of concentrated investments can have a significant impact on the fair value of our fixed maturity securities and equity securities, as well as the carrying value of our other assets and liabilities, and this impact may be heightened by market volatility and our ability to mitigate our sensitivity to these changing conditions;
•economic conditions may adversely affect our access to capital and credit markets;
•the effects of government intervention, including material changes in the monetary policies of central banks, to address financial downturns and economic and currency concerns;
•the impacts that political and civil unrest and regional conflicts may have on our businesses and the markets they serve or that any disruptions in regional or worldwide economic conditions generally arising from these situations may have on our businesses, industries or investments;
•the impacts that health epidemics and pandemics, including the COVID-19 pandemic, as well as actions of local, state and federal authorities in response thereto, may have on our business operations and claims activity;
•the impact on our businesses in the event of a repeal, in part or in whole, or modification of U.S. health care reform legislation and regulations;
•changes in U.S. tax laws, regulations or interpretations, or in the tax laws, regulations or interpretations of other jurisdictions in which we operate, and adjustments we may make in our operations or tax strategies in response to those changes;
•a failure of our enterprise information technology systems and those maintained by third parties upon which we may rely, or a failure to comply with data protection or privacy regulations;
•outsourced providers may fail to perform as we anticipate or may breach their obligations to us;
•our acquisitions may increase our operational and control risks for a period of time;
•we may not realize the contemplated benefits, including cost savings and synergies, of our acquisitions;
•any determination requiring the write-off of a significant portion of our goodwill and intangible assets;
•the failure or inadequacy of any methods we employ to manage our loss exposures;
•the loss of services of any executive officer or other key personnel could adversely impact one or more of our operations;
•the manner in which we manage our global operations through a network of business entities could result in inconsistent management, governance and oversight practices and make it difficult for us to implement strategic decisions and coordinate procedures;
•our substantial international operations and investments expose us to increased political, operational and economic risks, including foreign currency exchange rate and credit risk;
•the political, legal, regulatory, financial, tax and general economic impacts, and other impacts we cannot anticipate, related to the United Kingdom’s withdrawal from the European Union (Brexit), which could have adverse consequences for our businesses, particularly our London-based international insurance operations;
•our ability to obtain additional capital for our operations on terms favorable to us;

•our compliance, or failure to comply, with covenants and other requirements under our revolving credit facility, senior debt and other indebtedness;
•our ability to maintain or raise third party capital for existing or new investment vehicles and risks related to our management of third party capital;
•the effectiveness of our procedures for compliance with existing and future guidelines, policies and legal and regulatory standards, rules, laws and regulations;
•the impact of economic and trade sanctions and embargo programs on our businesses, including instances in which the requirements and limitations applicable to the global operations of U.S. companies and their affiliates are more restrictive than, or conflict with, those applicable to non-U.S. companies and their affiliates;
•regulatory changes, or challenges by regulators, regarding the use of certain issuing carrier or fronting arrangements;
•our dependence on a limited number of brokers for a large portion of our revenues and third-party capital;
•adverse changes in our assigned financial strength or debt ratings or outlook could adversely impact us, including our ability to attract and retain business, the amount of capital our insurance subsidiaries must hold and the availability and cost of capital;
•changes in the amount of statutory capital our insurance subsidiaries are required to hold, which can vary significantly and is based on many factors, some of which are outside our control;
•losses from litigation and regulatory investigations and actions; and
•a number of additional factors may adversely affect our Markel Ventures operations, and the markets they serve, and negatively impact their revenues and profitability, including, among others: adverse weather conditions, plant disease and other contaminants; changes in government support for education, healthcare and infrastructure projects; changes in capital spending levels; changes in the housing and commercial construction markets; liability for environmental matters; volatility in the market prices for their products; and volatility in commodity prices and interest and foreign currency exchange rates.

Our premium volume, underwriting and investment results and results from our other operations have been and will continue to be potentially materially affected by these factors. In addition, with respect to previously reported developments at MCIM and the decision to place both the Markel CATCo Funds and Markel CATCo Re into run-off:
•the inquiries by the U.S. Department of Justice, U.S. Securities and Exchange Commission and Bermuda Monetary Authority into loss reserves recorded in late 2017 and early 2018 at Markel CATCo Re (the Markel CATCo Inquiries) may result in adverse findings, reputational damage, the imposition of sanctions, increased costs, litigation and other negative consequences; and
•management time and resources may be diverted to address the Markel CATCo Inquiries, as well as related litigation.

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

Belisle Arbitration

On February 21, 2019, Anthony Belisle filed a lawsuit, Anthony Belisle v. Markel CATCo Investment Management Ltd and Markel Corp. (U.S. District Court for the District of New Hampshire), which suit was amended on March 29, 2019. As amended, the complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $66 million in incentive compensation, enhanced compensatory damages, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys’ fees. In June 2019, MCIM, Markel Corporation, and Mr. Belisle agreed to commence binding arbitration to finally, fully and confidentially resolve the claims and counterclaims alleged in the action, and the Belisle suit was dismissed with prejudice in July 2019. The arbitrators have been selected, the arbitration proceeding has commenced, and the arbitration hearing has been scheduled to begin in August 2020. In late July, the parties commenced settlement discussions and reached an agreement in principal on a mutually acceptable settlement amount. We expect that a settlement agreement will be entered into and the settlement amount will be recorded and reflected in our net income in the third quarter of 2020. The settlement amount is not material to our consolidated results of operations or financial condition.

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

Prior to the December 31, 2017 CVR maturity date, the CVR holder representative, Thomas Yeransian, had disputed our prior estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), alleging, among other things, that we are in default under the CVR agreement. The suit seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($18.3 million through June 30, 2020) and default interest (up to an additional $15.2 million through June 30, 2020, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys’ fees.

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

On November 13, 2018, Mr. Yeransian filed a second suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), which also alleges that the Company is in default under the CVR agreement. The second suit seeks the same monetary damages and relief as the original suit. We filed a motion to stay this suit until the arbitration for the original suit has concluded and the CVR holders have received the remainder of the final amount due under the CVR Agreement. The court granted that motion on August 6, 2019.

On June 5, 2020, Yeransian filed a third suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware). Similar to the first and second suits, the third suit alleges that the Company is in default under the CVR agreement and, in addition, has interfered with the current, on-going arbitration for the CVR valuation. The third suit seeks the same monetary damages and relief as the original suit and the second suit, as well as other declaratory and non-monetary judgments and orders. We filed a motion to stay this suit.

We believe Mr. Yeransian's suits to be without merit. We further believe that any material loss resulting from the suits to be remote. We do not believe the contractual contingent consideration payments related to the CVRs, as ultimately determined by the independent experts in the valuation process, will have a material impact on the Company’s liquidity.

Item 1A. Risk Factors

Other than the risk factor discussed below, or as discussed elsewhere in this report, including under note 15 (Commitments and Contingencies) of the notes to consolidated financial statements or under "Management's Discussion and Analysis of Financial Condition and Results of Operations," including "Recent Developments Related to COVID-19" and "Brexit Developments," or under "Legal Proceedings" in this report, there have been no material changes with regard to the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has had, and may continue to have, material adverse effects on us. The effects of the COVID-19 pandemic, and U.S. and international responses, are wide-ranging, costly, disruptive and rapidly changing. The COVID-19 pandemic has had, and may continue to have, material adverse effects on our underwriting, investment, Markel Ventures and other operations, and on our results of operations and financial condition. Factors that give rise, or may give rise, to those effects include, or may include, the following, as well as others that we cannot predict:
•Executive, legislative or regulatory mandates or judicial decisions that require retroactive coverage of business interruption claims stemming from the COVID-19 pandemic or to expand the scope of other types of insurance or reinsurance coverages, for example, workers’ compensation insurance;
•Regulatory actions:
◦prohibiting or postponing the cancellation or non-renewal of insurance policies in accordance with policy terms or requiring renewals on current terms and conditions;
◦requiring the coverage of losses irrespective of policy terms or exclusions;
◦relaxing policyholder reporting requirements for claims, which may affect coverage under our claims made and claims made and reported policies;
◦requiring or encouraging premium refunds;
◦granting extended grace periods for premium payments; and
◦extending due dates to pay past due premiums;
•Rapidly and dramatically changing business conditions and compliance obligations, including as a result of federal and state executive orders and regulatory guidance;

•Disruptions, delays and increased costs and risks related to working remotely, having limited or no access to our facilities and reductions, workplace re-entry, employee safety concerns or interruptions of critical or essential services. Those effects may include, among others:
◦an inability, or a decreased ability, to provide our insurance and non-insurance products and services, provide customer service, pay third parties in a timely manner or perform other necessary business functions; and
◦exposure to additional and increased risks related to internal controls, data security and information privacy, both for the Company and for our suppliers, vendors and other third-parties with whom we do business;
•Illnesses suffered by key employees, or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or outsourcing providers, which could prevent or delay the performance of critical business functions;
•Illnesses suffered by employees who have continued to work, or who have or will return to work, in our facilities may expose us to increased risk of employment related claims and litigation;
•Lawsuits and other legal actions challenging the promptness of coverage determinations or the coverage determinations themselves on claims under applicable insurance or reinsurance policies, including, among others, business interruption claims, resulting in increased claims, litigation and related expenses;
•Delays in the reporting of non-COVID-19 claims, and the settlement of those claims, due to a variety of factors, including "stay-at-home" and similar orders instituted by many governmental authorities, potentially increasing the severity of those claims and reducing the predictability of the underlying statistical data used in establishing reserves, particularly for longer-tailed lines of business;
•Reduced demand for our insurance and non-insurance products and services due to reduced global economic activity, which could adversely impact our revenues and cash flows;
•Adverse impacts on our revenues and cash flows due to:
◦premium refunds or delayed receipt of premium payments;
◦delayed payment of reinsurance recoverables; and
◦expedited claims payments in response to regulatory requirements;
•Adverse effects on future cash flows or earnings of one or more of our underwriting, Markel Ventures or other acquired businesses, which could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income;
•Increased needs for capital at our regulated insurance and reinsurance subsidiaries and non-insurance subsidiaries and the constraints that may be placed on our liquidity and other uses of holding company capital;
•Insured or reinsured losses from COVID-19-related claims could be greater than our reserves for those losses;
•Volatility and declines in global financial markets, defaults on fixed maturity securities (including corporate bonds, mortgage-backed securities and securities issued by municipalities, foreign governments and non-sovereign foreign institutions), and declines in interest rates and dividend payments, which have reduced, and could continue to reduce, future investment results and the fair market value of our invested assets;
•Deterioration in global financial and economic conditions, which have had, or could have, a broad range of material adverse effects on our businesses, and on our results of operations and financial condition, including, among others:
◦increased reinsurance costs and the inability to obtain the desired kinds and amounts of reinsurance;
◦furloughs and lay-offs of employees;
◦downgrades, or changes in outlook, by rating agencies of the financial strength or debt ratings of the Company or our insurance or reinsurance company subsidiaries;
◦reduced ability to access capital;
◦inability of our key vendors and contract counterparties to perform or pay the obligations required of them on a timely basis, or at all; and
◦increased credit risk, including credit risk related to our fixed maturity investments and receivables from insureds, reinsurers and customers;
•Delayed or reduced management and incentive fees from our insurance-linked securities operations, due to the resolution of COVID-19 related claims, adverse impacts on our ability to maintain or raise third party capital for existing or new investment vehicles and increased risks related to our management of third party capital;

•A failure to satisfy financial covenants under our revolving credit agreement, which can be adversely affected by a significant decline in our consolidated net worth, including due to the impact of changes in fair value of our equity investments and, to a lesser extent, impairments in our fixed maturity investment portfolio, or impairment of our goodwill and intangible assets. While we currently have no debt outstanding under our revolving credit facility, a failure to satisfy the financial covenants under the revolving credit agreement, unless waived or amended, would result in our inability to borrow or secure letters of credit under that facility;
•Increases in the number of consumer complaints challenging coverage or claims decisions under applicable insurance policies;
•Increases in the number of potential fraudulent claims made under insurance policies due to the economic hardships experienced by companies and individuals as a result of the COVID-19 pandemic; and
•Increases in local, state and federal taxes to pay for costs incurred by governmental expenditures associated with the COVID-19 pandemic.

One or more of these factors resulting from the COVID-19 pandemic, and others the Company cannot anticipate, could have material adverse effects on the Company’s results of operations and financial condition; and the extent of these effects will depend, at least in part, on the scope, severity, duration and subsequent recurrences of the pandemic. In addition, the Company may take steps to mitigate potential risks or liabilities that may arise from the COVID-19 pandemic and related developments and some of those steps may have a material adverse effect on the Company’s results of operations and financial condition. Even if an unfavorable outcome does not materialize, these factors, and actions the Company may take in response, may have a material adverse impact on the Company’s reputation and result in substantial expense and disruption.

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

In addition, it is important to note and emphasize, the COVID-19 pandemic also may have the effect of triggering or intensifying many of the risks described under "Risk Factors" in our 2019 Annual Report on Form 10-K, including without limitation, the risks discussed under the following headings:
•We may experience losses or disruptions from catastrophes;
•The failure of any of the methods we employ to manage our loss exposures could have a material adverse effect on us;
•The effects of emerging claim and coverage issues on our business are uncertain;
•We use analytical models to assist our decision making in key areas such as pricing, reserving and capital modeling and actual results may differ materially from the model outputs and related analyses;
•Our results may be affected because actual insured or reinsured losses differ from our loss reserves;
•Changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book could result in material increases in our estimated loss reserves for such business;
•We may be unable to purchase reinsurance protection on terms acceptable to us, or we may be unable to collect on reinsurance we purchase;
•Our efforts to develop new products, expand in targeted markets or improve business processes and workflows may not be successful and may increase or create new risks;
•Our insurance companies and senior debt are rated by various rating agencies, and a downgrade or potential downgrade in one or more of these ratings could have a material adverse effect on us;
•The amount of capital that our insurance subsidiaries have and must hold to maintain their financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors, some of which are outside of our control;
•Our insurance subsidiaries are subject to supervision and regulation that may have a material adverse effect on our operations and financial condition;
•Our investment results may be impacted by changes in interest rates, U.S. and international monetary and fiscal policies as well as broader economic conditions;
•We invest a significant portion of our shareholders' equity in equity securities, which may result in significant variability in our investment results and net income and may have a material adverse effect on shareholders' equity. Additionally, our equity investment portfolio is concentrated, and declines in the value of these significant investments could have a material adverse effect on our financial results;
•We may require additional capital in the future, which may not be available or may only be available on unfavorable terms;

•Our failure to comply with covenants and other requirements under our revolving credit facility, senior debt and other indebtedness could have a material adverse effect on us;
•Our liquidity and our ability to make payments on debt or other obligations depend on the receipt of funds from our subsidiaries;
•The legal and regulatory requirements applicable to our businesses are extensive. Failure to comply could have a material adverse effect on us;
•Losses from legal and regulatory actions may have a material adverse effect on us;
•Employee error and misconduct may be difficult to detect and prevent and may result in significant losses;
•We manage our global operations through a network of business entities, which could result in inconsistent management, governance and oversight practices;
•We have substantial international operations and investments, which expose us to increased political, operational and economic risks;
•General economic, market or industry conditions could lead to investment losses, adverse effects on our businesses and limit our access to the capital markets;
•We may not find suitable acquisition candidates or new ventures;
•The integration of acquired companies may not be as successful as we anticipate;
•Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition;
•The loss of one or more key executives or an inability to attract and retain qualified personnel could have a material adverse effect on us;
•Information technology systems that we use could fail or suffer a security breach, which could have a material adverse effect on us or result in the loss of regulated or sensitive information; and
•Outsourced providers may perform poorly, breach their obligations to us or expose us to enhanced risks.

For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement contained in this report, see "Safe Harbor and Cautionary Statement."

Item 6. Exhibits

Exhibit No.	Document Description

3.1(a)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 27, 2020)

3.2	Bylaws, as amended and restated May 11, 2020**

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

10.1	Markel Corporation 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 15, 2020)*

10.2	Form of Restricted Stock Award Agreement for Outside Directors for the 2016 Equity Incentive Compensation Plan* **

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on July 28, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement
** Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of July 2020.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)