Form 10-Q
period 2020-09-30
MARKEL CORP
filed 2020-10-27
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 20, 2020: 13,778,084

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $9,290,362 in 2020 and $9,448,840 in 2019)	$10,244,242	$9,970,909
Equity securities (cost of $2,811,397 in 2020 and $3,266,735 in 2019)	6,183,944	7,590,755
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,897,459	1,196,248
Total Investments	18,325,645	18,757,912
Cash and cash equivalents	4,593,025	3,072,807
Restricted cash and cash equivalents	669,528	427,546
Receivables	2,004,080	1,847,802
Reinsurance recoverables	5,665,838	5,432,712
Deferred policy acquisition costs	638,134	566,042
Prepaid reinsurance premiums	1,457,580	1,415,857
Goodwill	2,604,575	2,308,548
Intangible assets	1,820,453	1,738,474
Other assets	2,391,161	1,906,115
Total Assets	$40,170,019	$37,473,815
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$15,723,231	$14,728,676
Life and annuity benefits	1,034,093	985,729
Unearned premiums	4,509,811	4,057,727
Payables to insurance and reinsurance companies	416,988	406,720
Senior long-term debt and other debt (estimated fair value of $4,270,000 in 2020 and $3,907,000 in 2019)	3,498,311	3,534,183
Other liabilities	2,838,807	2,504,802
Total Liabilities	28,021,241	26,217,837
Redeemable noncontrolling interests	241,020	177,562
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	—
Common stock	3,425,247	3,404,919
Retained earnings	7,377,095	7,457,176
Accumulated other comprehensive income	499,714	208,772
Total Shareholders' Equity	11,893,947	11,070,867
Noncontrolling interests	13,811	7,549
Total Equity	11,907,758	11,078,416
Total Liabilities and Equity	$40,170,019	$37,473,815
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,394,428	$1,300,032	$4,085,311	$3,703,470
Net investment income	90,384	113,382	274,242	339,395
Net investment gains (losses):
Net realized investment gains	4,935	150	11,861	764
Change in fair value of equity securities	534,367	31,994	(242,757)	1,069,224
Net investment gains (losses)	539,302	32,144	(230,896)	1,069,988
Products revenues	342,039	386,708	1,117,781	1,237,178
Services and other revenues	545,582	200,792	1,132,978	594,631
Total Operating Revenues	2,911,735	2,033,058	6,379,416	6,944,662
OPERATING EXPENSES
Losses and loss adjustment expenses	863,247	752,134	2,652,811	2,118,000
Underwriting, acquisition and insurance expenses	492,824	475,219	1,477,349	1,392,747
Products expenses	296,371	354,404	974,925	1,098,968
Services and other expenses	522,237	153,358	1,024,733	498,760
Amortization of intangible assets	44,664	35,695	120,276	112,663
Total Operating Expenses	2,219,343	1,770,810	6,250,094	5,221,138
Operating Income	692,392	262,248	129,322	1,723,524
Interest expense	(42,744)	(47,465)	(133,201)	(129,022)
Net foreign exchange gains (losses)	(65,577)	53,850	(8,736)	57,001
Loss on early extinguishment of debt	—	(6,705)	—	(6,705)
Income (Loss) Before Income Taxes	584,071	261,928	(12,615)	1,644,798
Income tax expense	(130,028)	(57,975)	(3,047)	(356,849)
Net Income (Loss)	454,043	203,953	(15,662)	1,287,949
Net (income) loss attributable to noncontrolling interests	(1,317)	1,684	(15,607)	(8,587)
Net Income (Loss) to Shareholders	452,726	205,637	(31,269)	1,279,362
Preferred stock dividends	—	—	—	—
Net Income (Loss) to Common Shareholders	$452,726	$205,637	$(31,269)	$1,279,362

OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains arising during the period	$64,449	$48,315	$301,487	$329,113
Reclassification adjustments for net gains (losses) included in net income (loss)	(3,362)	203	(3,560)	760
Change in net unrealized gains on available-for-sale investments, net of taxes	61,087	48,518	297,927	329,873
Change in foreign currency translation adjustments, net of taxes	5,756	(4,606)	(8,383)	(5,978)
Change in net actuarial pension loss, net of taxes	538	462	1,422	2,338
Total Other Comprehensive Income	67,381	44,374	290,966	326,233
Comprehensive Income	521,424	248,327	275,304	1,614,182
Comprehensive (income) loss attributable to noncontrolling interests	(1,335)	1,742	(15,631)	(8,538)
Comprehensive Income to Shareholders	$520,089	$250,069	$259,673	$1,605,644

NET INCOME (LOSS) PER COMMON SHARE
Basic	$31.07	$13.97	$(3.76)	$92.92
Diluted	$31.03	$13.95	$(3.76)	$92.84
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity
(Unaudited)

Quarter Ended September 30, 2020	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
June 30, 2020	600	13,776	$591,891	$3,421,845	$6,948,466	$432,351	$11,394,553	$15,695	$11,410,248	$214,653
Net income (loss)					452,726	—	452,726	(2,393)	450,333	3,710
Other comprehensive income					—	67,363	67,363	—	67,363	18
Comprehensive Income (Loss)							520,089	(2,393)	517,696	3,728
Issuance of common stock	—	2	—	—	—	—	—	—	—	—
Restricted stock units expensed	—	—	—	3,402	—	—	3,402	—	3,402	—
Adjustment of redeemable noncontrolling interests	—	—	—	—	(23,621)	—	(23,621)	—	(23,621)	23,621
Other	—	—	—	—	(476)	—	(476)	509	33	(982)
September 30, 2020	600	13,778	$591,891	$3,425,247	$7,377,095	$499,714	$11,893,947	$13,811	$11,907,758	$241,020

Nine Months Ended September 30, 2020	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(in thousands)
December 31, 2019	—	13,794	$—	$3,404,919	$7,457,176	$208,772	$11,070,867	$7,549	$11,078,416	$177,562
Cumulative effect of adoption of ASU No. 2016-13, net of taxes					(3,827)	—	(3,827)	—	(3,827)	—
January 1, 2020	—	13,794	—	3,404,919	7,453,349	208,772	11,067,040	7,549	11,074,589	177,562
Net income (loss)					(31,269)	—	(31,269)	4,201	(27,068)	11,406
Other comprehensive income					—	290,942	290,942	—	290,942	24
Comprehensive Income							259,673	4,201	263,874	11,430
Issuance of preferred stock	600	—	591,891	—	—	—	591,891	—	591,891	—
Issuance of common stock	—	5	—	57	—	—	57	—	57	—
Repurchase of common stock	—	(21)	—	—	(23,943)	—	(23,943)	—	(23,943)	—
Restricted stock units expensed	—	—	—	26,386	—	—	26,386	—	26,386	—
Acquisition of Lansing	—	—	—	—	—	—	—	—	—	43,566
Adjustment of redeemable noncontrolling interests	—	—	—	—	(20,681)	—	(20,681)	—	(20,681)	20,681
Purchase of noncontrolling interest	—	—	—	(6,131)	—	—	(6,131)	—	(6,131)	(7,029)
Other	—	—	—	16	(361)	—	(345)	2,061	1,716	(5,190)
September 30, 2020	600	13,778	$591,891	$3,425,247	$7,377,095	$499,714	$11,893,947	$13,811	$11,907,758	$241,020
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

MARKEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(15,662)	$1,287,949
Adjustments to reconcile net income (loss) to net cash provided by operating activities	1,277,250	(575,991)
Net Cash Provided By Operating Activities	1,261,588	711,958
INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities and equity securities	1,544,501	326,304
Proceeds from maturities, calls and prepayments of fixed maturity securities	507,480	446,625
Cost of fixed maturity securities and equity securities purchased	(764,823)	(657,563)
Net change in short-term investments	(697,580)	(451,408)
Cost of equity method investments	(5,066)	(216,806)
Proceeds from sales of equity and cost method investments	15,167	4,634
Additions to property and equipment	(72,771)	(95,457)
Proceeds from disposals of fixed assets	20,527	15,949
Acquisitions, net of cash acquired	(547,847)	(25,627)
Other	22,903	(3,809)
Net Cash Provided (Used) By Investing Activities	22,491	(657,158)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	189,846	1,578,823
Repayment of senior long-term debt and other debt	(227,692)	(680,516)
Premiums and fees related to early extinguishment of debt	—	(10,086)
Repurchases of common stock	(23,943)	(81,998)
Issuance of preferred stock, net	591,891	—
Payment of contingent consideration	(31,426)	(14,113)
Purchase of noncontrolling interests	(14,558)	(9,754)
Distributions to noncontrolling interests	(5,325)	(7,147)
Other	(3,172)	(4,565)
Net Cash Provided By Financing Activities	475,621	770,644
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	2,500	(22,107)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,762,200	803,337
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,500,353	2,396,432
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$5,262,553	$3,199,769
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

a)Basis of Presentation. The consolidated balance sheet as of September 30, 2020 and the related consolidated statements of income (loss) and comprehensive income and changes in equity for the quarters and nine months ended September 30, 2020 and 2019, and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2019 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. For further details regarding certain estimates, see note 16.

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

b)Investments. Available-for-sale investments and equity securities are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments, net of income taxes, are included in other comprehensive income. Unrealized gains and losses on equity securities, net of income taxes, are included in net income.

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

Premiums and discounts are amortized or accreted over the lives of the related fixed maturity securities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Accrued interest receivable is excluded from both the estimated fair value and the amortized cost basis of available-for-sale securities and included within other assets on the Company's consolidated balance sheets. Any uncollectible accrued interest receivable is written off in the period it is deemed uncollectible. Realized investment gains or losses on available-for-sale investments are included in net income. Realized gains or losses from sales of available-for-sale investments are derived using the first-in, first-out method on the trade date.

c)Receivables. Receivables include amounts receivable from agents, brokers and insureds, which represent premiums that are both currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies are generally due at inception. Premiums for reinsurance policies generally become due over the period of coverage based on the policy terms. Changes in the estimate of reinsurance premiums written will result in an adjustment to premiums receivable in the period they are determined. Receivables also include amounts receivable from contracts with customers, which represent the Company's unconditional right to consideration for satisfying the performance obligations outlined in the contract.

The Company monitors credit risk associated with receivables, taking into consideration the fact that in certain instances in the Company's insurance operations, credit risk may be reduced by the Company's right to offset loss obligations or unearned premiums against premiums receivable. An allowance is established for amounts deemed uncollectible and receivables are recorded net of this allowance. Following the adoption of ASC 326, as described in note 2, beginning January 1, 2020 the allowance is established for expected credit losses to be recognized over the life of the receivable. The Company considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions when estimating the allowance for credit losses. The Company uses information obtained from external sources to forecast short-term changes in macroeconomic conditions that are expected to impact the Company's exposure to credit losses. Any allowance for credit losses is charged to net income in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses.

d)Reinsurance Recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from individual reinsurers. To further reduce credit exposure on reinsurance recoverables, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements. An allowance is established for amounts deemed uncollectible and reinsurance recoverables are recorded net of this allowance. Following the adoption of ASC 326, as described in note 2, beginning January 1, 2020 the allowance is established for expected credit losses to be recognized over the life of the reinsurance recoverable. The Company considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions when estimating the allowance for credit losses. The Company uses information obtained from external sources to forecast short-term changes in macroeconomic conditions that are expected to impact the Company's exposure to credit losses. Any allowance for credit losses is charged to net income in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses.

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

The following ASUs are relevant to the Company's operations and were adopted effective January 1, 2020. These ASUs did not have a material impact on the Company's financial position, results of operations or cash flows:
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

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The ASU requires insurance entities with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure cash flows at least annually, as well as update the discount rate assumption at each reporting date; (2) measure all market risk benefits associated with deposit (or account balance) contracts at fair value; and (3) disclose liability rollforwards and information about significant inputs, judgments, assumptions and methods used in measurement, including changes thereto and the effect of those changes on measurement. In July 2020, the FASB proposed an update to ASU No. 2018-12 to defer its effective date. The proposed update would make the ASU effective for the Company during the first quarter of 2023. ASU No. 2018-12 will, among other things, impact the discount rate used in estimating reserves for the Company's life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The Company is currently evaluating ASU No. 2018-12 to determine the impact that adopting this standard will have on its consolidated financial statements.

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

3. Acquisitions

Lansing Building Products, LLC

In April 2020, the Company acquired a controlling interest in Lansing Building Products, LLC, a supplier of exterior building products and materials to professional contractors throughout the U.S., which simultaneously acquired the distribution business of Harvey Building Products to enhance geographic reach and scale (together, Lansing), bringing the Company's ownership in Lansing to 91%. Under the terms of the acquisition agreement, the Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on Lansing's earnings in specified periods preceding the redemption dates. Total consideration for both transactions was $556.2 million, all of which was cash. The purchase price was preliminarily allocated to the acquired assets and liabilities of Lansing based on estimated fair value at the acquisition date. The Company preliminarily recognized goodwill of $290.8 million, which is primarily attributable to expected future earnings and cash flow potential of Lansing. The majority of the goodwill recognized is not expected to be deductible for income tax purposes. The Company also preliminarily recognized other intangible assets of $210.0 million, which includes $188.0 million of customer relationships and $22.0 million of trade names, which are expected to be amortized over a weighted average period of 16 years and 14 years, respectively. The Company also recognized redeemable noncontrolling interests of $43.6 million. Results attributable to Lansing are included in the Company's Markel Ventures segment.

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

VSC Fire & Security, Inc.

In November 2019, the Company acquired VSC Fire & Security, Inc. (VSC), a provider of comprehensive fire protection, life safety, and low voltage solutions to retailers, commercial campuses, healthcare facilities, and government properties throughout the southeastern United States. Total consideration for the acquisition was $225.0 million, which included cash of $204.0 million. Total consideration also included the estimated fair value of contingent consideration the Company expects to pay in 2021 based on VSC's earnings, as defined in the purchase agreement.

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

	September 30, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$352,049	$10,726	$(37)	$362,738
U.S. government-sponsored enterprises	471,629	53,212	(24)	524,817
Obligations of states, municipalities and political subdivisions	3,898,016	388,563	(280)	4,286,299
Foreign governments	1,333,875	210,688	(2,372)	1,542,191
Commercial mortgage-backed securities	1,682,784	150,932	(22)	1,833,694
Residential mortgage-backed securities	825,711	67,671	(28)	893,354
Asset-backed securities	6,165	168	—	6,333
Corporate bonds	720,133	75,354	(671)	794,816
Total fixed maturity securities	9,290,362	957,314	(3,434)	10,244,242
Short-term investments	1,898,317	682	(1,540)	1,897,459
Investments, available-for-sale	$11,188,679	$957,996	$(4,974)	$12,141,701

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$282,305	$2,883	$(402)	$284,786
U.S. government-sponsored enterprises	318,831	23,949	(200)	342,580
Obligations of states, municipalities and political subdivisions	3,954,779	235,915	(812)	4,189,882
Foreign governments	1,415,639	135,763	(9,398)	1,542,004
Commercial mortgage-backed securities	1,761,777	57,450	(1,382)	1,817,845
Residential mortgage-backed securities	855,641	32,949	(517)	888,073
Asset-backed securities	11,042	28	(22)	11,048
Corporate bonds	848,826	47,551	(1,686)	894,691
Total fixed maturity securities	9,448,840	536,488	(14,419)	9,970,909
Short-term investments	1,194,953	1,355	(60)	1,196,248
Investments, available-for-sale	$10,643,793	$537,843	$(14,479)	$11,167,157

b)The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2020
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$51,672	$(37)	$—	$—	$51,672	$(37)
U.S. government-sponsored enterprises	14,986	(24)	—	—	14,986	(24)
Obligations of states, municipalities and political subdivisions	57,282	(265)	2,994	(15)	60,276	(280)
Foreign governments	6,105	(85)	131,231	(2,287)	137,336	(2,372)
Commercial mortgage-backed securities	7,372	(9)	5,389	(13)	12,761	(22)
Residential mortgage-backed securities	3,303	(28)	—	—	3,303	(28)
Corporate bonds	11,391	(370)	10,573	(301)	21,964	(671)
Total fixed maturity securities	152,111	(818)	150,187	(2,616)	302,298	(3,434)
Short-term investments	1,706,815	(1,540)	—	—	1,706,815	(1,540)
Total	$1,858,926	$(2,358)	$150,187	$(2,616)	$2,009,113	$(4,974)

At September 30, 2020, the Company held 78 available-for-sale securities with a total estimated fair value of $2.0 billion and gross unrealized losses of $5.0 million. Of these 78 securities, 25 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $150.2 million and gross unrealized losses of $2.6 million. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

c)The amortized cost and estimated fair value of fixed maturity securities at September 30, 2020 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$346,355	$348,093
Due after one year through five years	1,512,824	1,608,497
Due after five years through ten years	2,169,620	2,385,810
Due after ten years	2,746,903	3,168,461
	6,775,702	7,510,861
Commercial mortgage-backed securities	1,682,784	1,833,694
Residential mortgage-backed securities	825,711	893,354
Asset-backed securities	6,165	6,333
Total fixed maturity securities	$9,290,362	$10,244,242

d)The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Interest:
Municipal bonds (tax-exempt)	$15,693	$17,456	$48,451	$54,167
Municipal bonds (taxable)	16,456	18,442	50,185	55,634
Other taxable bonds	38,788	40,560	118,376	122,583
Short-term investments, including overnight deposits	894	14,294	13,516	38,259
Dividends on equity securities	20,282	25,493	66,916	73,486
Income (loss) from equity method investments	2,483	366	(11,849)	3,436
Other	(365)	797	438	3,971
	94,231	117,408	286,033	351,536
Investment expenses	(3,847)	(4,026)	(11,791)	(12,141)
Net investment income	$90,384	$113,382	$274,242	$339,395

e)The following table presents the components of net investment gains (losses) and the change in net unrealized gains included in other comprehensive income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Fixed maturity securities:
Realized gains	$5,292	$856	$12,025	$2,660
Realized losses	(1,209)	(198)	(7,480)	(1,109)
Change in allowance for expected credit losses	202	—	—	—
Short-term investments:
Realized gains	655	1,540	1,756	1,288
Realized losses	(43)	(2,172)	(399)	(2,659)
Cost-method investments:
Realized gains	—	—	11,167	—
Other investment gains (losses):	38	124	(5,208)	584
Net realized investment gains	4,935	150	11,861	764
Equity securities:
Change in fair value of securities sold during the period	16,090	(345)	(453,258)	35,786
Change in fair value of securities held at the end of the period	518,277	32,339	210,501	1,033,438
Total change in fair value	534,367	31,994	(242,757)	1,069,224
Net investment gains (losses)	$539,302	$32,144	$(230,896)	$1,069,988
Change in net unrealized gains on available-for-sale investments included in other comprehensive income:
Fixed maturity securities	$96,723	$95,170	$431,811	$509,712
Short-term investments	1,425	(2,266)	(2,153)	1,595
Reserve deficiency adjustment for life and annuity benefit reserves (see note 11)	(20,625)	(31,314)	(56,237)	(93,065)
Net increase	$77,523	$61,590	$373,421	$418,242

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$362,738	$—	$362,738
U.S. government-sponsored enterprises	—	524,817	—	524,817
Obligations of states, municipalities and political subdivisions	—	4,286,299	—	4,286,299
Foreign governments	—	1,542,191	—	1,542,191
Commercial mortgage-backed securities	—	1,833,694	—	1,833,694
Residential mortgage-backed securities	—	893,354	—	893,354
Asset-backed securities	—	6,333	—	6,333
Corporate bonds	—	794,816	—	794,816
Total fixed maturity securities, available-for-sale	—	10,244,242	—	10,244,242
Equity securities:
Insurance, banks and other financial institutions	2,161,293	—	102,050	2,263,343
Industrial, consumer and all other	3,920,601	—	—	3,920,601
Total equity securities	6,081,894	—	102,050	6,183,944
Short-term investments, available-for-sale	1,787,423	110,036	—	1,897,459
Total investments	$7,869,317	$10,354,278	$102,050	$18,325,645

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$284,786	$—	$284,786
U.S. government-sponsored enterprises	—	342,580	—	342,580
Obligations of states, municipalities and political subdivisions	—	4,189,882	—	4,189,882
Foreign governments	—	1,542,004	—	1,542,004
Commercial mortgage-backed securities	—	1,817,845	—	1,817,845
Residential mortgage-backed securities	—	888,073	—	888,073
Asset-backed securities	—	11,048	—	11,048
Corporate bonds	—	894,691	—	894,691
Total fixed maturity securities, available-for-sale	—	9,970,909	—	9,970,909
Equity securities:
Insurance, banks and other financial institutions	2,463,190	—	45,992	2,509,182
Industrial, consumer and all other	5,081,573	—	—	5,081,573
Total equity securities	7,544,763	—	45,992	7,590,755
Short-term investments, available-for-sale	1,093,799	102,449	—	1,196,248
Total investments	$8,638,562	$10,073,358	$45,992	$18,757,912

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Equity securities, beginning of period	$115,648	$37,988	$45,992	$53,728
Purchases	—	—	90,000	500
Sales	(13,472)	(857)	(31,365)	(7,726)
Net investment gains (losses) on Level 3 investments	(126)	7,358	(2,577)	(2,013)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Equity securities, end of period	$102,050	$44,489	$102,050	$44,489

In connection with the run-off of one of the Markel CATCo Funds and to facilitate the return of capital to third party investors, the Company invested $90.0 million in that fund effective January 1, 2020. This investment replaces collateral previously provided by other investors for risk exposures within the underlying reinsurance contracts in which the fund is invested related to loss events that occur after December 31, 2019 and through the expiration of the reinsurance contracts, all of which either had expired or were commuted as of September 30, 2020. Underwriting results for the 2020 loss exposures on these contracts are attributed to the Company through its investment in the fund.

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2020 and 2019.

6. Receivables

The following table presents the components of receivables and the related allowance for credit losses.

(dollars in thousands)	September 30, 2020	December 31, 2019
Amounts receivable from agents, brokers and insureds	$1,527,801	$1,424,881
Trade accounts receivable	330,721	259,062
Other	171,889	182,582
	2,030,411	1,866,525
Allowance for credit losses	(26,331)	(18,723)
Receivables	$2,004,080	$1,847,802

The increase in the allowance for credit losses on receivables from December 31, 2019 to September 30, 2020 reflects the impact of adopting ASC 326 effective January 1, 2020 as well as a decline in short-term economic conditions as forecasted during the nine months ended September 30, 2020 as a result of expected impacts from the COVID-19 pandemic. See note 1 for further details regarding the impact of adopting ASC 326.

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

The chief operating decision maker reviews and assesses Markel Ventures' performance in the aggregate, as a single operating segment. The Markel Ventures segment primarily consists of controlling interests in a diverse portfolio of businesses that operate in various industries.

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

For management reporting purposes, the Company allocates assets to its underwriting operations and to its Investing and Markel Ventures segments and certain of its other operations, including its insurance-linked securities and program services operations. Underwriting assets include assets attributed to the Company's Insurance and Reinsurance segments, discontinued underwriting lines of business, as well as assets that are not specifically allocated to the Company's other operations. Underwriting and investing assets are not allocated to the Company's underwriting segments since the Company does not manage its assets by underwriting segment. The Company does not allocate capital expenditures for long-lived assets to either of its underwriting segments for management reporting purposes.

a)The following tables summarize the Company's segment disclosures.

	Quarter Ended September 30, 2020
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$1,514,002	$222,066	$—	$—	$536,666		$2,272,734
Net written premiums	1,220,054	178,994	—	—	(1,772)		1,397,276

Earned premiums	1,173,758	222,369	—	—	(1,699)		1,394,428
Losses and loss adjustment expenses:
Current accident year	(817,174)	(213,325)	—	—	—		(1,030,499)
Prior accident years	137,312	30,681	—	—	(741)		167,252
Amortization of policy acquisition costs	(239,096)	(56,997)	—	—	—		(296,093)
Other operating expenses	(179,840)	(17,609)	—	—	718		(196,731)
Underwriting profit (loss)	74,960	(34,881)	—	—	(1,722)		38,357
Net investment income	—	—	90,380	4	—		90,384
Net investment gains	—	—	539,302	—	—		539,302
Products revenues	—	—	—	342,039	—		342,039
Services and other revenues	—	—	—	482,089	63,493		545,582
Products expenses	—	—	—	(296,371)	—		(296,371)
Services and other expenses	—	—	—	(432,294)	(89,943)		(522,237)
Amortization of intangible assets (3)	—	—	—	(15,862)	(28,802)		(44,664)
Segment profit (loss)	$74,960	$(34,881)	$629,682	$79,605	$(56,974)		$692,392
Interest expense							(42,744)
Net foreign exchange losses							(65,577)
Income before income taxes							$584,071
U.S. GAAP combined ratio (4)	94%	116%			NM	(5)	97%
(1)Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $15.3 million for the quarter ended September 30, 2020.
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $10.4 million for the quarter ended September 30, 2020, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $9.8 million for the quarter ended September 30, 2019, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
(5)NM - Ratio is not meaningful

	Nine Months Ended September 30, 2020
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$4,482,149	$958,529	$—	$—	$1,528,072		$6,968,750
Net written premiums	3,683,767	820,573	—	—	(4,191)		4,500,149

Earned premiums	3,400,760	688,884	—	—	(4,333)		4,085,311
Losses and loss adjustment expenses:
Current accident year	(2,554,010)	(534,218)	—	—	—		(3,088,228)
Prior accident years	404,649	29,049	—	—	1,719		435,417
Amortization of policy acquisition costs	(717,300)	(176,799)	—	—	—		(894,099)
Other operating expenses	(530,440)	(51,001)	—	—	(1,809)		(583,250)
Underwriting profit (loss)	3,659	(44,085)	—	—	(4,423)		(44,849)
Net investment income	—	—	274,000	242	—		274,242
Net investment losses	—	—	(230,896)	—	—		(230,896)
Products revenues	—	—	—	1,117,781	—		1,117,781
Services and other revenues	—	—	—	895,469	237,509		1,132,978
Products expenses	—	—	—	(974,925)	—		(974,925)
Services and other expenses	—	—	—	(798,502)	(226,231)		(1,024,733)
Amortization of intangible assets (3)	—	—	—	(39,299)	(80,977)		(120,276)
Segment profit (loss)	$3,659	$(44,085)	$43,104	$200,766	$(74,122)		$129,322
Interest expense							(133,201)
Net foreign exchange losses							(8,736)
Loss before income taxes							$(12,615)
U.S. GAAP combined ratio (4)	100%	106%			NM	(5)	101%
(1)Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $43.5 million for the nine months ended September 30, 2020.
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $31.5 million for the nine months ended September 30, 2020, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $29.5 million for the nine months ended September 30, 2019, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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

(dollars in thousands)	September 30, 2020	December 31, 2019
Segment assets:
Investing	$23,412,502	$22,129,633
Underwriting	7,304,769	6,621,639
Markel Ventures	3,657,470	2,550,835
Total segment assets	34,374,741	31,302,107
Other operations	5,795,278	6,171,708
Total assets	$40,170,019	$37,473,815

8. Products, Services and Other Revenues

The amount of revenues from contracts with customers was $839.2 million and $535.7 million for the quarters ended September 30, 2020 and 2019, respectively, and $2.1 billion and $1.7 billion for the nine months ended September 30, 2020 and 2019, respectively.

The following tables present revenues from contracts with customers by segment and type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income.

	Quarter Ended September 30,
	2020			2019
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$332,584	$—	$332,584	$378,421	$—	$378,421
Services	467,377	18,136	485,513	97,062	17,516	114,578
Investment management	—	21,066	21,066	—	42,750	42,750
Total revenues from contracts with customers	799,961	39,202	839,163	475,483	60,266	535,749
Program services and other fronting	—	23,395	23,395	—	30,775	30,775
Other	24,167	896	25,063	20,598	378	20,976
Total	$824,128	$63,493	$887,621	$496,081	$91,419	$587,500

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$1,085,338	$—	$1,085,338	$1,198,124	$—	$1,198,124
Services	850,861	86,143	937,004	291,617	64,142	355,759
Investment management	—	75,898	75,898	—	113,738	113,738
Total revenues from contracts with customers	1,936,199	162,041	2,098,240	1,489,741	177,880	1,667,621
Program services and other fronting	—	73,889	73,889	—	84,953	84,953
Other	77,051	1,579	78,630	78,090	1,145	79,235
Total	$2,013,250	$237,509	$2,250,759	$1,567,831	$263,978	$1,831,809

Receivables from contracts with customers were $378.3 million and $263.9 million as of September 30, 2020 and December 31, 2019, respectively.

9. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Net reserves for losses and loss adjustment expenses, beginning of year	$9,475,261	$9,214,443
Effect of foreign currency rate changes on beginning of year balance	(25,659)	(51,544)
Effect of adoption of ASC 326 (see note 2)	3,849	—
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	9,453,451	9,162,899
Incurred losses and loss adjustment expenses:
Current accident year	3,088,228	2,454,912
Prior accident years	(435,467)	(336,942)
Total incurred losses and loss adjustment expenses	2,652,761	2,117,970
Payments:
Current accident year	469,447	410,493
Prior accident years	1,407,641	1,597,117
Total payments	1,877,088	2,007,610
Effect of foreign currency rate changes on current year activity	(220)	(669)
Net reserves for losses and loss adjustment expenses, end of period	10,228,904	9,272,590
Reinsurance recoverables on unpaid losses	5,494,327	5,165,226
Gross reserves for losses and loss adjustment expenses, end of period	$15,723,231	$14,437,816

Underwriting results for the nine months ended September 30, 2020 included $371.8 million of net losses and loss adjustment expenses attributed to the COVID-19 pandemic, including $356.8 million for which COVID-19 was identified as the proximate, or direct, cause of loss. These losses and loss adjustment expenses were net of ceded losses of $92.6 million.

Both the gross and net loss estimates for direct losses attributed to COVID-19 represent the Company's best estimates as of September 30, 2020 based upon information currently available. The Company's estimates for these direct losses and loss adjustment expenses are based on reported claims, as well as detailed policy level reviews and reviews of in-force assumed reinsurance contracts for potential exposures. These estimates also consider analysis provided by brokers and claims counsel. There are no recent historical events with similar characteristics to COVID-19, and therefore the Company has no past loss experience on which to base its estimates. Additionally, the economic and social impacts of the pandemic continue to evolve.

Significant assumptions on which the Company's estimates of reserves for direct COVID-19 losses and loss adjustment expenses are based include:
•the scope of coverage provided under the Company's policies, particularly those that provide for business interruption coverage;
•coverage provided under the Company's ceded reinsurance contracts;
•the expected duration of the disruption caused by the COVID-19 pandemic; and
•the ability of insureds to mitigate some or all of their losses.

The Company's estimates continue to be based on broad assumptions about coverage, liability and reinsurance. Additionally, it is highly likely that there will be significant litigation involved in the handling of claims associated with COVID-19, and in certain instances, assessing the validity of policy exclusions for pandemics and interpreting policy terms to determine coverage for pandemics. Such matters have been, and are expected to continue to be, subject to judicial review and also may be subject to government action. A test case of a sample of business interruption coverages for policies written in the United Kingdom, which do not have the same exclusions as policies commonly written in the U.S., concluded in the third quarter of 2020 with the court's judgment finding mostly in favor of policyholders. This ruling was most impactful to certain estimates in the Company's Reinsurance segment, resulting in an increase in the Company's estimate of losses and loss adjustment expenses on certain treaties during the third quarter following an increase in estimated losses by the respective cedents on the treaties. The Company's estimates at September 30, 2020 also reflect additional data gathered through increased claims reporting and a change in expectation of the duration of the pandemic. While the Company believes the net reserves for losses and loss adjustment expenses for COVID-19 as of September 30, 2020 are adequate based on information available at this time, the Company will continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust the estimates of gross and net losses as new information becomes available. Such adjustments to the Company's reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and cash flows. See note 16 for details regarding other potential loss exposures arising from the pandemic.

In 2020, underwriting results also included $101.0 million of underwriting loss from Hurricanes Laura, Sally and Isaias as well as the derecho in Iowa and wildfires in the western U.S. (2020 Catastrophes). The net loss estimates on the 2020 Catastrophes represent the Company's best estimates based upon information currently available. The estimates for these losses are based on preliminary industry loss estimates, output from both industry and proprietary models, claims received to date and detailed policy and reinsurance contract level reviews. Due to limited claims activity thus far on the 2020 Catastrophes, these loss estimates are still dependent on broad assumptions about coverage, liability and reinsurance and are therefore subject to a wide range of variability. While the Company believes its reserves for the 2020 Catastrophes as of September 30, 2020 are adequate, it continues to closely monitor industry loss estimates and reported claims and will adjust estimates of gross and net losses as new information becomes available.

In 2019, underwriting results included $42.6 million of underwriting loss from Hurricane Dorian and Typhoon Faxai (2019 Catastrophes). The underwriting loss on the 2019 Catastrophes was comprised of $45.1 million of net losses and loss adjustment expenses partially offset by $2.5 million of net assumed reinstatement premiums.

For the nine months ended September 30, 2020, incurred losses and loss adjustment expenses included $435.5 million of favorable development on prior years' loss reserves, which included $294.9 million of favorable development on the Company's general liability, professional liability and workers' compensation product lines within the Insurance segment and property product lines within the Reinsurance segment.

For the nine months ended September 30, 2019, incurred losses and loss adjustment expenses included $336.9 million of favorable development on prior years' loss reserves, which included $257.7 million of favorable development on the Company's general liability, workers' compensation and professional liability product lines within the Insurance segment and aviation, auto and whole account product lines within the Reinsurance segment.

10. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended September 30,
	2020				2019
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,420,067	$315,774	$(337,181)	$1,398,660	$1,358,243	$282,506	$(271,094)	$1,369,655
Earned	1,323,451	362,539	(290,058)	1,395,932	1,219,103	327,431	(246,965)	1,299,569
Program services and other:
Written	518,921	17,972	(538,277)	(1,384)	584,196	39,547	(623,014)	729
Earned	491,524	14,489	(507,517)	(1,504)	576,576	20,399	(596,512)	463
Consolidated:
Written	1,938,988	333,746	(875,458)	1,397,276	1,942,439	322,053	(894,108)	1,370,384
Earned	$1,814,975	$377,028	$(797,575)	$1,394,428	$1,795,679	$347,830	$(843,477)	$1,300,032

	Nine Months Ended September 30,
	2020				2019
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$4,229,398	$1,211,335	$(936,342)	$4,504,391	$3,808,759	$1,129,440	$(786,704)	$4,151,495
Earned	3,886,390	1,035,501	(832,196)	4,089,695	3,510,203	946,648	(754,505)	3,702,346
Program services and other:
Written	1,475,709	52,308	(1,532,259)	(4,242)	1,754,613	73,869	(1,826,862)	1,620
Earned	1,535,248	54,800	(1,594,432)	(4,384)	1,629,659	49,672	(1,678,207)	1,124
Consolidated:
Written	5,705,107	1,263,643	(2,468,601)	4,500,149	5,563,372	1,203,309	(2,613,566)	4,153,115
Earned	$5,421,638	$1,090,301	$(2,426,628)	$4,085,311	$5,139,862	$996,320	$(2,432,712)	$3,703,470

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the quarter and nine months ended September 30, 2020 and 2019 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 36% and 37% for the quarter and nine months ended September 30, 2020, respectively, and 39% and 40% for the quarter and nine months ended September 30, 2019, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 27% for both the quarter and nine months ended September 30, 2020 as well as the quarter and nine months ended September 30, 2019.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations, which totaled $412.7 million for both the quarter ended September 30, 2020 and 2019 and $1.1 billion for both the nine months ended September 30, 2020 and 2019, were ceded.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Gross	$1,023,479	$846,549	$3,135,105	$2,561,579
Ceded	(160,387)	(94,362)	(481,874)	(443,774)
Net losses and loss adjustment expenses	$863,092	$752,187	$2,653,231	$2,117,805

The following table presents the Company's reinsurance recoverables and the related allowance for credit losses.

(dollars in thousands)	September 30, 2020	December 31, 2019
Reinsurance recoverables, gross	$5,696,938	$5,459,561
Allowance for credit losses	(31,100)	(26,849)
Reinsurance recoverables	$5,665,838	$5,432,712

The increase in the allowance for credit losses on reinsurance recoverables from December 31, 2019 to September 30, 2020 reflects the impact of adopting ASC 326 effective January 1, 2020 as well as a decline in short-term economic conditions as forecasted during the first nine months of 2020 as a result of expected impacts from the COVID-19 pandemic. See note 1 for further details regarding the impact of adopting ASC 326.

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During the quarter and nine months ended September 30, 2020, the Company recognized a reserve deficiency resulting from a decrease in the market yield on the investment portfolio supporting the policy benefit reserves by increasing life and annuity benefits by $20.6 million and $56.2 million, respectively, and decreasing the change in net unrealized holding gains included in other comprehensive income by a corresponding amount. As of September 30, 2020 and December 31, 2019, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $107.6 million and $51.4 million, respectively. The adjustment required for the quarter and nine months ended September 30, 2019 was $31.3 million and $93.1 million, respectively.

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

The Company is the sole investor in one of the Markel CATCo Funds, the Markel Diversified Fund, and consolidates that fund as its primary beneficiary. Total assets of the Markel Diversified Fund, which are included on the Company's consolidated balance sheets, were $11.1 million and $19.6 million as of September 30, 2020 and December 31, 2019, respectively, and are primarily comprised of an investment in one of the Markel CATCo Funds. The Company also has investments in another one of the Markel CATCo Funds ($92.4 million and $26.8 million as of September 30, 2020 and December 31, 2019, respectively), which is not consolidated and includes a $90.0 million investment that was made in the first quarter of 2020. See note 5. With the exception of the Company's investment in the Markel Diversified Fund, the Company generally does not have the obligation to absorb losses or the right to receive benefits from its investments in the Markel CATCo Funds that could potentially be significant to the respective fund, and therefore does not consolidate those funds.

The Company's exposure to risk from the unconsolidated Markel CATCo Funds and Markel CATCo Re is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of September 30, 2020 and December 31, 2019, net assets under management of MCIM for unconsolidated VIEs were $1.1 billion and $2.7 billion, respectively. See note 15.

13. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through MCIM and Nephila. See note 12 for details regarding operations conducted through MCIM. Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The Company receives management fees for investment and insurance management services provided through its insurance-linked securities operations based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds managed. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premiums of the insurance contracts placed. For the quarter and nine months ended September 30, 2020, total revenues from the Company's insurance-linked securities operations were $38.5 million and $146.3 million, respectively, of which $32.8 million and $122.7 million, respectively, were attributed to unconsolidated entities managed by Nephila and MCIM. For the quarter and nine months ended September 30, 2019, total revenues from the Company's insurance-linked securities operations were $54.9 million and $158.6 million, respectively, of which $52.6 million and $152.8 million, respectively, were attributed to unconsolidated entities managed by Nephila and MCIM. Other related party transactions with the Company's insurance-linked securities operations are described below.

Within the Company's program services business, the Company has a program with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through this arrangement, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe exposed property risk that is then ceded to Nephila Reinsurers. Gross premiums written through the Company's program with Nephila were $119.2 million and $332.6 million for the quarter and nine months ended September 30, 2020, respectively, and $126.4 million and $360.6 million for the quarter and nine months ended September 30, 2019, respectively, all of which were ceded to Nephila Reinsurers. As of September 30, 2020 and December 31, 2019, reinsurance recoverables on the consolidated balance sheets included $291.8 million and $238.8 million, respectively, due from Nephila Reinsurers.

Under this program, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under this program exceed the prescribed limit, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under this program are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

The Hagerty Group, LLC

In June 2019, the Company acquired a minority ownership interest in The Hagerty Group, LLC (Hagerty Group), a company that primarily operates as a managing general agent under the names Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty), which is accounted for under the equity method. Hagerty Group also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Essentia Insurance Company (Essentia), one of the Company's insurance subsidiaries, is the exclusive insurance underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. For the quarter and nine months ended September 30, 2020, gross written premiums attributable to Hagerty written on Essentia were $144.8 million and $399.7 million, respectively, of which $68.4 million and $189.0 million, respectively, were ceded to Hagerty Re. For the quarter and nine months ended September 30, 2019, gross written premiums attributable to Hagerty written on Essentia were $120.8 million and $333.7 million, respectively, of which $57.7 million and $159.8 million, respectively, were ceded to Hagerty Re.

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

The Company has the option to redeem the Series A preferred shares:

•in whole but not in part, at any time, within 90 days after the occurrence of a "rating agency event," at $1,020 per Series A preferred share, plus accrued and unpaid dividends,
•in whole but not in part, at any time, within 90 days after the occurrence of a "regulatory capital event" at $1,000 per Series A preferred share, plus accrued and unpaid dividends, or
•in whole or in part, on June 1, 2025, or every fifth anniversary of that date, at $1,000 per Series A preferred share, plus accrued and unpaid dividends.

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

The Series A preferred shares rank senior to the Company's common stock with respect to the payment of dividends and liquidation rights. Holders of the Series A preferred shares will be entitled to receive non-cumulative cash dividends, when, as and if declared by the Board of Directors, from the original issue date, semi-annually in arrears on the first day of June and December of each year, beginning December 1, 2020. The Company accrues dividends when they are declared by the Board of Directors. To the extent declared, these dividends will accrue, on the liquidation preference of $1,000 per share, at a fixed annual rate of 6.00% from the original issue date to June 1, 2025. After June 1, 2025, the dividend rate will reset every five years and accrue at an annual rate equal to the five-year U.S. Treasury Rate as of two business days prior to the reset date, plus 5.662%. Dividends will not be cumulative and will not be mandatory. Accordingly, if dividends are not declared for any dividend period, then dividends for that dividend period will not accrue and will not be payable.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income (loss) to common shareholders	$452,726	$205,637	$(31,269)	$1,279,362
Adjustment of redeemable noncontrolling interests	(23,621)	(12,221)	(20,681)	9,464
Adjusted net income (loss) to common shareholders	$429,105	$193,416	$(51,950)	$1,288,826

Basic common shares outstanding	13,809	13,849	13,811	13,870
Dilutive potential common shares from restricted stock units and restricted stock (1)	18	15	—	12
Diluted common shares outstanding	13,827	13,864	13,811	13,882
Basic net income (loss) per common share	$31.07	$13.97	$(3.76)	$92.92
Diluted net income (loss) per common share (1)	$31.03	$13.95	$(3.76)	$92.84
(1)The impact of restricted stock units and restricted stock of 13 thousand shares was excluded from the computation of diluted earnings per common share for the nine months ended September 30, 2020 because the effect would have been anti-dilutive.

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

The internal review was completed in April 2019 and found no evidence that MCIM personnel acted in bad faith in exercising business judgment in the setting of reserves and making related disclosures during late 2017 and early 2018. The Company's outside counsel has met with the Governmental Authorities and reported the findings from the internal review. The Company cannot currently predict the duration, scope or result of the Markel CATCo Inquiries.

During the internal review, the Company discovered violations of Markel policies by two senior executives of MCIM. As a result, these two executives are no longer with the Company. On February 21, 2019, Anthony Belisle, one of the two senior executives that is no longer with MCIM, filed suit against MCIM and Markel Corporation, which suit was amended on March 29, 2019. As amended, Mr. Belisle's complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $66.0 million in incentive compensation, enhanced compensatory damages, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, MCIM, Markel Corporation, and Mr. Belisle agreed to commence binding arbitration to finally, fully and confidentially resolve the claims and counterclaims alleged in the action, and the Belisle suit was dismissed with prejudice in July 2019. In late July 2020, the parties commenced settlement discussions and reached a final agreement on July 28, 2020. The settlement amount was not material to the Company's consolidated results of operations or financial condition.

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

An unfavorable outcome in one or more of these matters, and others the Company cannot anticipate, could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Company may take further steps to mitigate potential risks or liabilities that may arise from the Markel CATCo Inquiries and related developments and some of those steps may have a material impact on the Company's results of operations or financial condition. Even if an unfavorable outcome does not materialize, these matters, and actions the Company may take in response, could have an adverse impact on the Company's reputation and result in substantial expense and disruption.

b)Since becoming aware of a matter in the first quarter of 2018 related to the manufacturing of products at one of the Company's Markel Ventures businesses, the Company has conducted an investigation, reviewed the business's operations and developed remediation plans. Upon completion of its review during 2018, the Company recorded an expense of $33.5 million in its results of operations and began implementing remediation plans. The amount accrued represented management's best estimate of amounts considered probable including: remediation costs associated with the manufacture of products, costs associated with the investigation of this matter, a write down of inventory on hand and settlement costs related to pre-existing litigation. As of September 30, 2020, $14.6 million remained accrued for this matter.

Final resolution of this matter could ultimately result in additional remediation and other costs, the amount of which cannot be estimated at this time, but which could have a material impact on the Company's income before income taxes. However, management does not expect this matter ultimately will have a material adverse effect on the Company's results of operations or financial condition. If a determination is made that additional costs associated with this matter are considered probable, these additional costs will be recognized as an expense in the Company's results of operations.

c)In 2019, the Company established Lodgepine Capital Management Limited (Lodgepine), a new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering will be Lodgepine Fund Limited, a property catastrophe retrocessional investment fund, and subject to certain conditions, the Company has committed to invest up to $100 million in Lodgepine Fund Limited.

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

16. Developments Related to COVID-19

The COVID-19 pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world, the effects of which have impacted almost all of the Company's operations during the first nine months of 2020. The Company cannot reasonably estimate the extent or duration of the impacts of the pandemic; however, further potential impacts of the pandemic on the Company's results of operations, financial condition and cash flows, including those described below, could be material.

The significant volatility in the equity markets arising from economic uncertainty resulted in a net decline in the fair value of the Company's equity portfolio of $242.8 million for the nine months ended September 30, 2020 and further declines are possible.

As described in note 9, the Company's underwriting results for the nine months ended September 30, 2020 included $356.8 million of net losses and loss adjustment expenses directly attributed to COVID-19 and assumptions used to develop this estimate are inherently uncertain and subject to a wide range of variability. The Company also has underwriting exposure to loss impacts that are indirectly related to the COVID-19 pandemic and associated with a broader range of coverages, including coverages within the Company's trade credit, professional liability and workers' compensation product lines, among others, as well as the Company's reinsurance product lines. Underwriting results for the nine months ended September 30, 2020 included $15.0 million of net losses and loss adjustment expenses indirectly attributed to the COVID-19 pandemic on the Company's trade credit product line within the Insurance segment, though no other significant indirect losses have been reported at this time. Business closures, reduced recreational activity and lower gross receipts, revenues and payrolls of insureds, among other things, also may impact the Company's premium volume and the economic impacts of the pandemic on the Company's insureds also may subject it to increased credit risk. A significant decline in economic activity also could impact premium volume within the Company's program services operations, which may result in a reduction in fee income.

Within the Company's Markel Ventures operations, many of the Company's businesses have experienced decreased demand for their products and services as a result of the pandemic. As the social and economic disruption caused by the pandemic is ongoing, the Company expects that revenues from its Markel Ventures operations will continue to be impacted, and these impacts may continue to be material. In certain cases, revenue declines also could result in ongoing cash and working capital constraints and could impact the companies' liquidity and their ability to comply with debt covenants.

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

Loss of revenues in the Company's underwriting, Markel Ventures, insurance-linked securities or other operations, the extent of which the Company is currently unable to reasonably estimate, also could impact the carrying value of the Company's goodwill and intangible assets and, with respect to its Markel Ventures operations, inventory and other long-lived assets, which may become impaired. The Company's consolidated balance sheet as of September 30, 2020 included goodwill and intangible assets of $4.4 billion. Through September 30, 2020, the Company considered whether a quantitative assessment of goodwill and intangible assets for impairment was required as a result of the significant economic disruption caused by the COVID-19 pandemic. After considering qualitative factors regarding the actual and expected impacts of the pandemic on the Company's operations, as well as the amount by which the fair value of the Company's reporting units exceeded their respective carrying values at the date of the last quantitative assessment, the Company determined these conditions did not indicate that it is more likely than not that the carrying value of the Company's reporting units exceeded their fair value as of September 30, 2020 based on information available at this time. Similar factors were considered to determine if these circumstances were an indicator requiring an assessment of the recoverability of the Company's intangible assets, and the Company concluded they were not based on information available at this time. However, delayed recovery or further deterioration in market conditions related to the general economy and the specific industries in which the Company operates, a sustained trend of weaker than anticipated financial performance within a reporting unit, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill or intangible asset impairment charges that, if incurred, could have a material adverse effect on the Company's financial condition and results of operations.

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

Our business is comprised of the following types of operations:
•Underwriting - our underwriting operations are comprised of our risk-bearing insurance and reinsurance operations
•Investing - our investing activities are primarily related to our underwriting operations
•Markel Ventures - our Markel Ventures operations include our controlling interests in a diverse portfolio of businesses that operate outside of the specialty insurance marketplace
•Insurance-linked securities - our insurance-linked securities (ILS) operations include investment fund managers that offer a variety of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives
•Program services - our program services business serves as a fronting platform that provides other insurance entities access to the U.S. property and casualty insurance market

Underwriting and Investing

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

Our Reinsurance segment includes property, casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Principal lines of business include: property, including catastrophe-exposed property, professional liability, general liability, credit, surety, auto and workers' compensation. In October 2020, we made the decision to discontinue writing catastrophe-exposed property business at our Global Reinsurance division, within our Reinsurance segment, as our Nephila ILS operations will become our single point of entry for serving the property catastrophe reinsurance market. Our reinsurance product offerings are underwritten primarily by our Global Reinsurance division.

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
Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements.
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

In 2019, we established Lodgepine Capital Management Limited (Lodgepine), a new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering will be Lodgepine Fund Limited, a property catastrophe retrocessional investment fund, and subject to certain conditions, we have committed to invest up to $100 million in Lodgepine Fund Limited. Lodgepine Fund Limited initially plans to subscribe to a portfolio of retrocessional reinsurance, which includes contracts written in our Reinsurance segment.

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

Readers are urged to review our 2019 Annual Report on Form 10-K for a more complete description of our critical accounting estimates. Additionally, see "Developments Related to COVID-19" for further discussion on our interim considerations around the evaluation of goodwill and intangible assets for impairment.

Recent Accounting Pronouncements

See note 2 of the notes to consolidated financial statements for discussion of recently issued accounting pronouncements that we have not yet adopted and the expected effects on our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table presents the components of net income (loss) to shareholders and comprehensive income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Insurance segment underwriting profit	$74,960	$81,285	$3,659	$180,945
Reinsurance segment underwriting profit (loss)	(34,881)	(6,475)	(44,085)	5,697
Investing segment profit (1)	629,682	145,364	43,104	1,408,771
Markel Ventures segment profit (2)	79,605	35,467	200,766	147,056
Other operations (3)	(56,974)	6,607	(74,122)	(18,945)
Interest expense	(42,744)	(47,465)	(133,201)	(129,022)
Net foreign exchange gains (losses)	(65,577)	53,850	(8,736)	57,001
Loss on early extinguishment of debt	—	(6,705)	—	(6,705)
Income tax expense	(130,028)	(57,975)	(3,047)	(356,849)
Net loss (income) attributable to noncontrolling interests	(1,317)	1,684	(15,607)	(8,587)
Net income (loss) to shareholders	452,726	205,637	(31,269)	1,279,362
Net income (loss) to common shareholders	452,726	205,637	(31,269)	1,279,362
Other comprehensive income to shareholders	67,363	44,432	290,942	326,282
Comprehensive income to shareholders	$520,089	$250,069	$259,673	$1,605,644

(1)Net investment income and net investment gains (losses), if any, attributable to Markel Ventures are included in segment profit for Markel Ventures. All other net investment income and net investment gains (losses) are included in Investing segment profit.
(2)Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets is not allocated to our Insurance and Reinsurance segments.
(3)Other operations include the results attributable to our operations that are not included in a reportable segment, as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to our underwriting segments was $10.4 million and $31.5 million for the quarter and nine months ended September 30, 2020, respectively, and $9.8 million and $29.5 million for the quarter and nine months ended September 30, 2019; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

Comprehensive income to shareholders for the nine months ended September 30, 2020 reflects significant investing and underwriting losses attributed to COVID-19, a novel coronavirus outbreak that was declared a pandemic by the World Health Organization on March 11, 2020, which has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world.

The components of net income (loss) to shareholders and comprehensive income to shareholders for the quarter and nine months ended September 30, 2020 and 2019 are discussed in detail under "Underwriting Results," "Investing Results," "Markel Ventures," "Other Operations," "Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes" and "Comprehensive Income to Shareholders."

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

The following table presents selected data from our underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Gross premium volume (1)	$1,734,457	$1,645,995	$5,436,491	$4,944,336
Net written premiums	$1,397,276	$1,370,384	$4,500,149	$4,153,115
Net retention (1)	81%	83%	83%	84%
Earned premiums	$1,394,428	$1,300,032	$4,085,311	$3,703,470
Losses and loss adjustment expenses	$863,247	$752,134	$2,652,811	$2,118,000
Underwriting, acquisition and insurance expenses	$492,824	$475,219	$1,477,349	$1,392,747
Underwriting profit (loss)	$38,357	$72,679	$(44,849)	$192,723

U.S. GAAP Combined Ratios
Insurance	94%	92%	100%	94%
Reinsurance	116%	103%	106%	99%
Consolidated	97%	94%	101%	95%
(1)Gross premium volume and net retention exclude $538.3 million and $1.5 billion for the quarter and nine months ended September 30, 2020, respectively, and $618.5 million and $1.8 billion for the quarter and nine months ended September 30, 2019, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.

Combined Ratio

Our consolidated combined ratio was 97% for the quarter ended September 30, 2020 compared to 94% for the same period of 2019. The increase in the combined ratio was driven by higher catastrophe losses in 2020 compared to 2019 and an increase in our estimate of net losses and loss adjustment expenses attributed to COVID-19 during the third quarter of 2020, partially offset by a lower attritional loss ratio and a lower expense ratio within our Insurance segment in 2020 compared to 2019 .

Our consolidated combined ratio was 101% for the nine months ended September 30, 2020 compared to 95% for the same period of 2019. The increase in the consolidated combined ratio was driven by losses attributed to COVID-19 in 2020 and higher catastrophe losses in 2020 compared to 2019, partially offset by more favorable development on prior accident years' loss reserves and a lower attritional loss ratio and a lower expense ratio within our Insurance segment in 2020 compared to 2019.

Catastrophe Losses

Underwriting results for the quarter and nine months ended September 30, 2020 included $101.0 million of underwriting loss from Hurricanes Laura, Sally and Isaias, as well as the derecho in Iowa and wildfires in the western U.S. (2020 Catastrophes). The net loss estimates on the 2020 Catastrophes represent our best estimates based upon information currently available. Our estimates for these losses are based on preliminary industry loss estimates, output from both industry and proprietary models, claims received to date and detailed policy and reinsurance contract level reviews. Due to limited claims activity thus far on the 2020 Catastrophes, these loss estimates are still dependent on broad assumptions about coverage, liability and reinsurance and are therefore subject to a wide range of variability. While we believe our reserves for the 2020 Catastrophes as of September 30, 2020 are adequate, we continue to closely monitor industry loss estimates and reported claims and will adjust our estimates of gross and net losses as new information becomes available.

Underwriting results for the quarter and nine months ended September 30, 2019 included $42.6 million of underwriting loss from Hurricane Dorian and Typhoon Faxai (2019 Catastrophes).

The following table summarizes, by segment, the components of the underwriting losses related to the 2020 Catastrophes and 2019 Catastrophes for the quarter and nine months ended September 30, 2020 and 2019, respectively.

	Quarter and Nine Months Ended September 30,
	2020			2019
	2020 Catastrophes			2019 Catastrophes
(dollars in thousands)	Insurance	Reinsurance	Consolidated	Insurance	Reinsurance	Consolidated
Losses and loss adjustment expenses	$66,581	$35,211	$101,792	$13,868	$31,253	$45,121
Assumed reinstatement premiums	—	(750)	(750)	—	(2,475)	(2,475)
Underwriting loss	$66,581	$34,461	$101,042	$13,868	$28,778	$42,646
Impact on quarter to date combined ratio	6%	15%	7%	1%	12%	3%
Impact on year to date combined ratio	2%	5%	2%	—%	4%	1%

COVID-19 Losses

Underwriting results for the quarter and nine months ended September 30, 2020 included $48.9 million and $373.9 million, respectively, of underwriting losses arising from the COVID-19 pandemic.

The following table summarizes, by segment, the components of the underwriting losses attributed to the COVID-19 pandemic for the quarter and nine months ended September 30, 2020. As of September 30, 2020, losses and loss adjustment expenses were net of ceded losses of $92.6 million.

	COVID-19 Pandemic
	Quarter Ended September 30, 2020			Nine Months Ended September 30, 2020
(dollars in thousands)	Insurance	Reinsurance	Consolidated	Insurance	Reinsurance	Consolidated
Losses and loss adjustment expenses	$12,395	$34,450	$46,845	$305,395	$66,450	$371,845
Ceded (assumed) reinstatement premiums	2,145	(93)	2,052	2,145	(93)	2,052
Underwriting loss	$14,540	$34,357	$48,897	$307,540	$66,357	$373,897
Impact on combined ratio	1%	15%	3%	9%	10%	9%

Beginning in late February, as the COVID-19 outbreak was becoming more widespread, it was identified as a potential exposure within our underwriting operations. We began to regularly review all of our product lines to identify lines of business we believed could be directly impacted by COVID-19 and to evaluate the extent to which the virus may impact our coverages. In those instances where we identified COVID-19 as the proximate, or direct, cause of loss, we established net reserves for losses and loss adjustment expenses totaling $325.0 million during the first quarter of 2020. Our direct losses from COVID-19 are primarily attributed to business written within our international insurance operations and are primarily associated with coverages for event cancellation and business interruption losses in policies where no specific pandemic exclusions exist. During the quarter ended September 30, 2020, we increased our estimate of direct net losses and loss adjustment expenses attributable to COVID-19 by $31.8 million following changes in certain assumptions on which our estimates are based, as further discussed below, and resulting in total direct net losses and loss adjustment expenses of $356.8 million for the nine months ended September 30, 2020.

In addition to loss exposures that are directly attributable to COVID-19, we are also exposed to losses indirectly related to the COVID-19 pandemic and associated with a broader range of coverages, including coverages within our trade credit, professional liability and workers' compensation product lines, among others, as well as our reinsurance product lines. During the quarter and nine months ended September 30, 2020, we recognized $15.0 million of net losses and loss adjustment expenses in our trade credit product line within our Insurance segment related to losses that were indirectly attributable to the pandemic. No other significant indirect losses attributable to COVID-19 have been reported at this time. See "Developments Related to COVID-19" for further discussion of other potential indirect exposures arising from the pandemic.

The following table summarizes, by coverage and underwriting platform, the components of our direct net losses and loss adjustment expenses from COVID-19 for the quarter and nine months ended September 30, 2020.

	Quarter Ended September 30, 2020
(dollars in millions)	Insurance	Reinsurance	Consolidated
Event cancellation
International	$13.2	$—	$13.2
United States	(1.0)	—	(1.0)
Business interruption
International	(12.4)	20.0	7.6
United States	(7.5)	—	(7.5)
All other coverages	5.1	14.4	19.5
Total	$(2.6)	$34.4	$31.8

	Nine Months Ended September 30, 2020
(dollars in millions)	Insurance	Reinsurance	Consolidated
Event cancellation
International	$185.7	$—	$185.7
United States	7.5	—	7.5
Business interruption
International	79.6	22.0	101.6
United States	8.5	15.0	23.5
All other coverages	9.1	29.4	38.5
Total	$290.4	$66.4	$356.8

Both the gross and net loss estimates for direct losses attributed to COVID-19 represent our best estimates as of September 30, 2020 based upon information currently available. Our estimates for these direct losses and loss adjustment expenses are based on reported claims, as well as detailed policy level reviews and reviews of in-force assumed reinsurance contracts for potential exposures. We also considered analysis provided by our brokers and claims counsel. There are no recent historical events with similar characteristics to COVID-19, and therefore we have no past loss experience on which to base our estimates. Additionally, the economic and social impacts of the pandemic continue to evolve.

Significant assumptions on which our estimates of reserves for direct COVID-19 losses and loss adjustment expenses are based include:
•the scope of coverage provided under our policies, particularly those that provide for business interruption coverage, which generally falls under the following three categories:
◦coverage has not been triggered because the policy's insuring agreement has not been satisfied and/or a covered cause of loss has not been established;
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

Due to the inherent uncertainty associated with the assumptions surrounding the COVID-19 pandemic, these estimates are subject to a wide range of variability. Our initial estimates at March 31, 2020 reflected limited claims reporting and were based on broad assumptions about coverage, liability and reinsurance. A test case of a sample of business interruption coverages for policies written in the United Kingdom, which do not have the same exclusions as policies commonly written in the U.S., concluded in the third quarter of 2020 with the court's judgment finding mostly in favor of policyholders. This ruling was most impactful to certain estimates in our Reinsurance segment, where we increased our estimate of losses and loss adjustment expenses on certain treaties following an increase in estimated losses by the respective cedents on the treaties. The ruling did not meaningfully impact the reserves previously established for business interruption coverage within our Insurance segment given the assumptions made in our initial estimates and our policy terms and conditions. Our estimates at September 30, 2020 also reflect additional data gathered through increased claims reporting and a change in our expectation of the duration of the pandemic, which was most impactful to our event cancellation coverages.

As of September 30, assumptions about coverage, liability and reinsurance continue to be subject to judicial review and may be subject to other government action. Additionally, it is highly likely that there will be significant litigation involved in the handling of claims associated with COVID-19, and in certain instances, assessing the validity of policy exclusions for pandemics and interpreting policy terms to determine coverage for pandemics, which are in the process of being tested in various judicial systems. While we believe our net reserves for losses and loss adjustment expenses for COVID-19 as of September 30, 2020 are adequate based on information available at this time, we continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. Such adjustments to our reserves for COVID-19 losses and loss adjustment expenses may be material to our results of operations, financial condition and cash flows.

Insurance Segment

The combined ratio for the Insurance segment was 94% (including six points for underwriting losses on the 2020 Catastrophes and one point for underwriting losses attributed to COVID-19) for the quarter ended September 30, 2020 compared to 92% (including one point for underwriting losses on the 2019 Catastrophes) for the same period of 2019.

For the quarter ended September 30, 2020, the increase in the combined ratio was driven by higher catastrophe losses in 2020 compared to 2019 and the impact of losses attributed to COVID-19 in 2020, partially offset by a lower attritional loss ratio and a lower expense ratio in 2020 compared to 2019. Higher earned premiums in 2020 compared to 2019 had a favorable impact on our expense ratio and an unfavorable impact on the prior accident years' loss ratio.
•Excluding the impact of the 2020 and 2019 Catastrophes and losses attributed to COVID-19 in 2020, the current accident year loss ratio for the quarter ended September 30, 2020 decreased compared to the same period of 2019 primarily driven by lower attritional loss ratios on our property and general liability product lines, which benefited from higher premium rates.
•The Insurance segment's combined ratio for the quarter ended September 30, 2020 included $137.3 million of favorable development on prior years' loss reserves compared to $135.0 million for the same period of 2019. For the quarter ended September 30, 2020, favorable development was most significant on our general liability and professional liability products lines, across several accident years, and workers' compensation product lines, primarily on the 2016 to 2019 accident years. The favorable development on prior years' loss reserves in the third quarter of 2019 was also most significant on our general liability, workers' compensation and professional liability product lines.
•The expense ratio for the quarter ended September 30, 2020 decreased compared to the same period of 2019, primarily due to the favorable impact of higher earned premiums.

The combined ratio for the Insurance segment was 100% (including nine points for underwriting losses attributed to COVID-19 and two points for underwriting losses on the 2020 Catastrophes) for the nine months ended September 30, 2020 compared to 94% for the same period of 2019.

For the nine months ended September 30, 2020, the increase in the combined ratio was driven by the impact of losses attributed to COVID-19 in 2020 and higher catastrophe losses in 2020 compared to 2019, partially offset by more favorable development on prior accident years' loss reserves and a lower attritional loss ratio and a lower expense ratio in 2020 compared to 2019. Higher earned premiums in 2020 compared to 2019 had a favorable impact on our expense ratio and an unfavorable impact on the prior years' loss ratio.
•Excluding the impact of losses attributed to COVID-19 in 2020 and the 2020 and 2019 Catastrophes, the current accident year loss ratio for the nine months ended September 30, 2020 decreased compared to the same period of 2019, primarily due to lower net attritional losses on our marine and energy and professional liability product lines, partially offset by higher net attritional losses on our programs product line. We also had lower attritional loss ratios on our property and general liability product lines, which benefited from higher premium rates in 2020.
•The Insurance segment's combined ratio for the nine months ended September 30, 2020 included $404.6 million of favorable development on prior years' loss reserves compared to $309.3 million for the same period of 2019. The impact on the combined ratio of more favorable development on prior years' loss reserves was partially offset by the unfavorable impact of higher earned premiums in 2020 compared to 2019. The increase in favorable development was primarily due to more favorable development on our professional liability product lines in 2020 compared to 2019 and favorable development on our property product lines in 2020 compared to adverse development in 2019. For the nine months ended September 30, 2020, favorable development was most significant on our general liability, professional liability and workers' compensation product lines across several accident years. The favorable development on prior years' loss reserves in 2019 was also most significant on our general liability, workers' compensation and professional liability product lines.
•The expense ratio for the nine months ended September 30, 2020 decreased compared to the same period of 2019, primarily due to the favorable impact of higher earned premiums.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 116% (including 15 points for underwriting losses attributed to COVID-19 and 15 points for underwriting losses on the 2020 Catastrophes) for the quarter ended September 30, 2020 compared to 103% (including 12 points for underwriting losses on the 2019 Catastrophes) for the same period of 2019.

For the quarter ended September 30, 2020, the increase in the combined ratio was driven by the impact of underwriting losses attributed to COVID-19 in 2020 and higher catastrophe losses in 2020 compared to 2019, partially offset by more favorable development on prior accident years' loss reserves in 2020 compared to 2019.
•Excluding the impact of losses attributed to COVID-19 in 2020 and the 2020 and 2019 Catastrophes, the current accident year loss ratio for the quarter ended September 30, 2020 increased compared to the same period of 2019, primarily due to less favorable premium adjustments in 2020 compared to 2019, most notably within our property and workers' compensation product lines, partially offset by lower net attritional losses, primarily on our general liability and property product lines.
•The Reinsurance segment's combined ratio for the quarter ended September 30, 2020 included $30.7 million of favorable development on prior years' loss reserves compared to $13.8 million for the same period of 2019. The increase in favorable development was primarily due to favorable development on our professional liability and workers' compensation product lines in 2020 compared to adverse development on these product lines in 2019. For the quarter ended September 30, 2020, favorable development was most significant on our property and professional liability product lines across several accident years. The favorable development on prior years' loss reserves in the third quarter of 2019 was most significant on our property product lines.

The combined ratio for the Reinsurance segment was 106% (including 10 points for underwriting losses attributed to COVID-19 and five points for underwriting losses on the 2020 Catastrophes) for the nine months ended September 30, 2020 compared to 99% (including four points for underwriting losses on the 2019 Catastrophes) for the same period of 2019.

For the nine months ended September 30, 2020, the increase in the combined ratio was primarily driven by the impact of underwriting losses attributed to COVID-19 in 2020 and higher catastrophe losses in 2020 compared to 2019, partially offset by a lower expense ratio and more favorable development on prior accident years' loss reserves in 2020 compared to 2019.
•The Reinsurance segment's combined ratio for the nine months ended September 30, 2020 included $29.0 million of favorable development on prior years' loss reserves compared to $20.7 million for the same period of 2019. The increase in favorable development was primarily due to more favorable development on our property product lines in 2020 compared to 2019, partially offset by more adverse development on our public entity product lines in 2020 compared to 2019. Additionally, in 2020, we recognized additional exposure related to net favorable premium adjustments along with adverse development on certain of our professional liability product lines. For the nine months ended September 30, 2020, favorable development was most significant on our property product lines, primarily on the 2017 to 2019 accident years. The favorable development on prior years' loss reserves in 2019 was most significant on our aviation, auto and whole account product lines.
•The expense ratio for the nine months ended September 30, 2020 decreased compared to the same period of 2019, primarily due to lower general expenses.

Premiums

The following tables summarize gross premium volume, net written premiums and earned premiums.

Gross Premium Volume

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Insurance	$1,514,002	$1,418,363	$4,482,149	$3,979,559
Reinsurance	222,066	226,387	958,529	963,145
Other underwriting	(227)	516	55	12
Total Underwriting	1,735,841	1,645,266	5,440,733	4,942,716
Program services and other	536,893	619,226	1,528,017	1,823,965
Total	$2,272,734	$2,264,492	$6,968,750	$6,766,681
Gross premium volume in our underwriting operations for the quarter and nine months ended September 30, 2020 increased 6% and 10%, respectively, compared to the same periods of 2019 due to an increase in gross premium volume in our Insurance segment. Also impacting consolidated gross premium volume were gross premiums written through our program services business and other fronting arrangements, which decreased 13% and 16% for the quarter and nine months ended September 30, 2020, respectively. The decrease in gross premium volume in our program services business for both periods was driven by the run-off of one large program and the cancellation of an in-force book of policies related to another large program. Substantially all gross premiums from our program services business and other fronting arrangements were ceded to third parties for the quarter and nine months ended September 30, 2020 and 2019. See "Other Operations" for further discussion on gross premiums from our program services operations.

Gross premium volume in our Insurance segment increased 7% and 13% for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. The increase for both periods was primarily driven by growth and more favorable rates within our professional liability and general liability product lines, as well as growth in our personal lines product lines. For the quarter ended September 30, 2020, these increases were partially offset by lower gross premiums written within our programs product line, due in part to reduced social and economic activity related to COVID-19, as well as active portfolio management where we have discontinued writing certain underperforming programs.

Gross premium volume in our Reinsurance segment decreased slightly for both the quarter and nine months ended September 30, 2020 compared to the same period of 2019. For the quarter ended September 30, 2020, significant offsetting variances compared to 2019 include:
•lower gross premiums within our workers' compensation product lines, primarily due to lower gross premiums on renewals and less favorable premium adjustments,
•lower gross premiums within our property product lines, primarily due to an unfavorable impact from the timing of multi-year contracts, and
•higher gross premiums within our general liability product lines, primarily due to new business.
Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts, as well as the timing of renewals.

During the first nine months of 2020, we continued to see improved pricing across most of our product lines, most notably within our general liability, professional liability and property product lines. The primary exception was workers' compensation, where we continued to see low single digit rate decreases given generally favorable underlying trends in recent years. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

See "Developments Related to COVID-19" for further discussion on potential impacts to our premiums.

Net Written Premiums

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Insurance	$1,220,054	$1,181,919	$3,683,767	$3,306,447
Reinsurance	178,994	187,180	820,573	844,949
Other underwriting	(388)	556	51	99
Total Underwriting	1,398,660	1,369,655	4,504,391	4,151,495
Program services and other	(1,384)	729	(4,242)	1,620
Total	$1,397,276	$1,370,384	$4,500,149	$4,153,115

Net retention of gross premium volume for our underwriting operations for the quarter and nine months ended September 30, 2020 was 81% and 83%, respectively, compared to 83% and 84% for the same periods of 2019. The decrease in net retention for both the quarter and nine months ended September 30, 2020 compared to the same periods of 2019 was driven by a decrease in net retention within our Insurance segment, due in part to a new quota share agreement to fully cede premiums on a program that was put into run-off. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

Earned Premiums

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Insurance	$1,173,758	$1,058,869	$3,400,760	$3,023,865
Reinsurance	222,369	240,144	688,884	678,382
Other underwriting	(195)	556	51	99
Total Underwriting	1,395,932	1,299,569	4,089,695	3,702,346
Program services and other	(1,504)	463	(4,384)	1,124
Total	$1,394,428	$1,300,032	$4,085,311	$3,703,470

Earned premiums increased 7% and 10% for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. The increase in earned premiums for both the quarter and nine months ended September 30, 2020 was primarily attributable to an increase in gross premium volume within our Insurance segment on our professional and general liability product lines, as described above.

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

The following table summarizes our investment performance.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net investment income	$90,384	$113,382	$274,242	$339,395
Net investment gains (losses)	$539,302	$32,144	$(230,896)	$1,069,988
Change in net unrealized investment gains on available-for-sale securities (1)	$98,148	$92,904	$429,658	$511,307
Investment yield (2)	0.6%	0.7%	1.8%	2.3%
Taxable equivalent total investment return, before foreign currency effect			3.8%	11.3%
Taxable equivalent total investment return			3.8%	10.9%
(1)The change in net unrealized gains on available-for-sale securities excludes the reserve deficiency adjustment for life and annuity benefit reserves of $20.6 million and $31.3 million, respectively, for the quarters ended September 30, 2020 and 2019, and $56.2 million and $93.1 million, respectively, for the nine months ended September 30, 2020 and 2019.
(2)Investment yield reflects net investment income as a percentage of monthly average invested assets at cost.

The decrease in net investment income for the quarter and nine months ended September 30, 2020 compared to the same periods of 2019 was driven primarily by lower short-term investment income due to lower short-term interest rates, and lower interest income on our fixed maturity investment portfolio, primarily due to decreased holdings of fixed maturity securities in 2020. The decrease in net investment income for the nine months ended September 30, 2020 was also driven by losses on our equity method investments. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.
Net investment gains for the quarter ended September 30, 2020 were primarily attributable to an increase in the fair value of our equity portfolio driven by favorable market value movements. This follows significant declines in the fair value of our equity portfolio in the first quarter of 2020 driven by unfavorable market value movements resulting from the onset of the COVID-19 pandemic, the impacts of which are further discussed in "Developments Related to COVID-19." The decline in fair value of the equity portfolio in the first quarter of 2020 resulted in net investment losses for the nine months ended September 30, 2020. See note 4(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Nine Months Ended September 30,
	2020	2019
Investment yield (1)	1.8%	2.3%
Adjustment of investment yield from amortized cost to fair value	(0.4)%	(0.5)%
Net amortization of net premium on fixed maturity securities	0.3%	0.3%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	1.0%	8.4%
Taxable equivalent effect for interest and dividends (2)	0.1%	0.1%
Other (3)	1.0%	0.3%
Taxable equivalent total investment return	3.8%	10.9%
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Operating revenues	$824,132	$496,243	$2,013,492	$1,568,443
Operating income	$79,605	$35,467	$200,766	$147,056
EBITDA	$110,804	$58,716	$283,536	$219,131
Net income to shareholders	$48,731	$19,877	$108,712	$84,878

Operating revenues from our Markel Ventures segment increased for the quarter and nine months ended September 30, 2020 compared to the same periods of 2019 due to the contribution of revenues from Lansing, which was acquired in April 2020, and VSC, which was acquired in November 2019. The quarter and nine months ended September 30, 2020 included $373.4 million and $563.6 million, respectively, of operating revenues attributable to Lansing and VSC. Excluding the contributions of Lansing and VSC in 2020, operating revenues from our other Markel Ventures businesses decreased for the quarter and nine months ended September 30, 2020 compared to the same periods of 2019, primarily due to decreased demand across many of our products businesses attributable to the economic and social disruption caused by the COVID-19 pandemic. For both periods, the decrease in demand, which led to lower sales volumes, had the most significant impact at our transportation-related businesses. These decreases were partially offset by the impact of higher sales volumes at one of our consumer and building products businesses.

Operating income and EBITDA from our Markel Ventures segment increased for the quarter and nine months ended September 30, 2020 compared to the same periods of 2019. The increase in operating income and EBITDA for both periods was due in part to the acquisitions of Lansing and VSC. The increase in operating income and EBITDA for both periods was also attributable to a gain on the sale of assets at one of our leasing businesses and higher revenues at one of our consumer and building products businesses, as described above. For the nine months ended September 30, 2020, the increase in operating income and EBITDA was also attributable to growth and improved operating results at one of our consulting services businesses. Operating income and EBITDA for both periods were unfavorably impacted by lower operating revenues at our transportation-related businesses, as a result of decreased demand attributed to the COVID-19 pandemic, as described above.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Markel Ventures operating income	$79,605	$35,467	$200,766	$147,056
Depreciation expense	15,337	12,892	43,471	40,401
Amortization of intangible assets	15,862	10,357	39,299	31,674
Markel Ventures EBITDA	$110,804	$58,716	$283,536	$219,131

Net income to shareholders from our Markel Ventures segment increased for the quarter and nine months ended September 30, 2020 compared to the same periods of 2019, primarily due to higher operating income, partially offset by higher income tax expense and interest expense.

See "Developments Related to COVID-19" for further discussion of impacts of the pandemic on our Markel Ventures operations.

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Quarter Ended September 30,
	2020			2019
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$38,547	$83,495	$9,612	$54,947	$46,123	$9,611
Program services	23,519	4,746	5,235	28,844	3,422	5,236
Life and annuity	541	1,063	—	378	1,789	—
Other	886	639	3,579	7,250	6,009	650
	63,493	89,943	18,426	91,419	57,343	15,497
Underwriting operations			10,376			9,841
Total	$63,493	$89,943	$28,802	$91,419	$57,343	$25,338

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$146,265	$183,814	$28,836	$158,570	$159,006	$33,748
Program services	74,561	16,073	15,703	79,395	14,300	15,704
Life and annuity	1,071	12,613	—	1,145	14,284	—
Other	15,612	13,731	4,918	24,868	20,425	2,019
	237,509	226,231	49,457	263,978	208,015	51,471
Underwriting operations			31,520			29,518
Total	$237,509	$226,231	$80,977	$263,978	$208,015	$80,989

Insurance-Linked Securities

For the quarter ended September 30, 2020, the decrease in operating revenues in our insurance-linked securities operations was driven by lower revenues from our Nephila operations, primarily due to lower investment management fees as a result of increases in development class assets, or capital held in a side-pocket for which management fees are not earned, and redemptions in 2020. The decrease in operating revenues for the quarter ended September 30, 2020 was also attributable to lower revenues from our Markel CATCo operations, primarily due to lower assets under management during 2020 compared to 2019 and, effective January 1, 2020, a further reduction in the management fee rate.

For the nine months ended September 30, 2020, the decrease in operating revenues in our insurance-linked securities operations was driven by lower revenues from our Markel CATCo operations, as described above, partially offset by higher revenues from our Nephila operations. Higher revenues from our Nephila operations for the nine months ended September 30, 2020 were primarily due to growth in our managing general agent operations, partially offset by lower investment management fees, as described above.

Nephila's net assets under management were $9.4 billion and $10.4 billion as of September 30, 2020 and December 31, 2019, respectively. MCIM's net assets under management were $1.2 billion and $2.8 billion as of September 30, 2020 and December 31, 2019, respectively, a portion of which is attributable to our investments in the Markel CATCo Funds.

The increase in services and other expenses in our insurance-linked securities operations for both the quarter and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to a legal settlement at our Markel CATCo operations. See note 15 of the notes to consolidated financial statements for further details around developments in our Markel CATCo operations. Services and other expenses at our Nephila operations increased for both the quarter and nine months ended September 30, 2020 compared to the same periods of 2019 due to growth in our managing general agent operations in 2020. For the nine months ended September 30, 2020, higher managing general agent expenses were partially offset by a favorable impact from transaction-related costs in 2019 that did not recur in 2020. Services and other expenses in 2020 also reflect start-up costs associated with our new retrocessional insurance-linked securities fund manager, Lodgepine.

Program Services

The decrease in operating revenues in our program services operations for both the quarter and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to lower gross premium volume. Gross written premiums in our program services operations were $536.6 million and $1.5 billion for the quarter and nine months ended September 30, 2020, respectively, and $619.2 million and $1.8 billion for the quarter and nine months ended September 30, 2019, respectively. The decrease in gross premium volume for both periods was driven by the run-off of one large program and the cancellation of an in-force book of policies related to another large program resulting in a one-time unfavorable premium adjustment of $55.0 million associated with the return of unearned premium, which was recognized in the first quarter of 2020. For the nine months ended September 30, 2020, these decreases were partially offset by gross written premiums from new program business in 2020.

Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense was $42.7 million and $133.2 million for the quarter and nine months ended September 30, 2020, respectively, compared to $47.5 million and $129.0 million for the same periods of 2019. The change in interest expense for the quarter and nine months ended September 30, 2020 was primarily a result of the following transactions:
•the purchase and redemption of our 6.25% and 5.35% unsecured senior notes in the third and fourth quarters of 2019
•the repayment of our 7.125% unsecured senior notes in the third quarter of 2019
•the issuance of our 3.35% and 4.15% unsecured senior notes in the third quarter of 2019
The change in interest expense for the nine months ended September 30, 2020 was also impacted by the issuance of our 5.0% unsecured senior notes issued in the second quarter of 2019.

In September 2019, we purchased $125.2 million of principal on our 6.25% unsecured senior notes due September 30, 2020 and $97.8 million of principal on our 5.35% unsecured senior notes due June 1, 2021 through a tender offer at a total purchase price of $130.1 million and $103.0 million, respectively. In connection with the tender offer and purchase, we recognized a loss on early extinguishment of debt of $6.7 million during the quarter and nine months ended September 30, 2019. See "Financial Condition" for further discussion of our other 2019 senior long-term debt transactions.

Income Taxes

The effective tax rate for the nine months ended September 30, 2020 was not meaningful due to the small pre-tax loss in the period. The effective tax rate was 22% for the nine months ended September 30, 2019. We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The estimated annual effective tax rate was 21% for both the nine months ended September 30, 2020 and 2019. The difference between the estimated annual effective tax rate and the effective tax rate for both periods was attributed to discrete items during the respective periods, however, the impact of the discrete items for the nine months ended September 30, 2020 was magnified due to the small pre-tax loss during the period.

Comprehensive Income to Shareholders

The following table summarizes the components of comprehensive income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income (loss) to shareholders	$452,726	$205,637	$(31,269)	$1,279,362
Other comprehensive income
Change in net unrealized gains on available-for-sale investments, net of taxes	61,087	48,518	297,927	329,873
Other, net of taxes	6,294	(4,144)	(6,961)	(3,640)
Other comprehensive (income) loss attributable to noncontrolling interest	(18)	58	(24)	49
Other comprehensive income to shareholders	67,363	44,432	290,942	326,282
Comprehensive income to shareholders	$520,089	$250,069	$259,673	$1,605,644

Book Value per Common Share and Total Shareholder Return

Book value per common share was $819.71 as of September 30, 2020, which reflects an increase of 2% from $802.59 at December 31, 2019. Our stock price per share, or total shareholder return, decreased 15% for the nine months ended September 30, 2020.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $23.6 billion at September 30, 2020 compared to $22.3 billion at December 31, 2019. Equity securities were $6.2 billion, or 26% of invested assets, at September 30, 2020, compared to $7.6 billion, or 34% of invested assets, at December 31, 2019. The decrease in equity securities from December 31, 2019 to September 30, 2020 was attributable to sales of equity securities as well as a decrease in fair value, which was driven by net unfavorable market value movements during the nine months ended September 30, 2020. Fixed maturity securities were 43% of invested assets at September 30, 2020 compared to 45% at December 31, 2019.

Net cash provided by operating activities was $1.3 billion for the nine months ended September 30, 2020 compared to $712.0 million for the same period of 2019. Net cash flows from operating activities for the nine months ended September 30, 2020 reflected higher net premium collections in our Insurance segment.

Net cash provided by investing activities was $22.5 million for the nine months ended September 30, 2020 compared to net cash used by investing activities of $657.2 million for the same period of 2019. During the nine months ended September 30, 2020, net cash provided by investing activities included $1.2 billion from sales of equity securities, net of cash used for purchases of equity securities. This was partially offset by cash used to increase our holdings of short-term investments in the period. See "Developments Related to COVID-19" for further discussion of actions we have taken in our investment portfolio in response to the pandemic. Net cash provided by investing activities in 2020 also was net of $547.9 million of net cash used for the acquisition of Lansing. During the nine months ended September 30, 2019, net cash used by investing activities included $212.5 million of cash to acquire a minority ownership interest in The Hagerty Group, LLC. Cash flow from investing activities is also affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $475.6 million for the nine months ended September 30, 2020 compared to $770.6 million for the same period of 2019. In May 2020, we issued preferred shares with net proceeds of $591.9 million, as further discussed below. During the nine months ended September 30, 2019, we issued unsecured senior notes with net proceeds of $1.4 billion, before expenses. We used a portion of these proceeds to repay the remaining outstanding balance of our 7.125% unsecured senior notes due September 30, 2019 ($234.8 million aggregate principal outstanding at December 31, 2018). We used an additional portion of these proceeds to purchase $223.0 million of principal on two additional series of our other unsecured senior notes through a tender offer at a total purchase price of $233.1 million. Cash of $23.9 million and $82.0 million was used to repurchase shares of our common stock during the first nine months of 2020 and 2019, respectively. We suspended repurchases of our shares in March 2020.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 23% at September 30, 2020 and 24% at December 31, 2019.

We have access to various capital sources, including dividends from certain of our insurance and Markel Ventures subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs. However, the availability of these sources of capital and the availability and terms of future financings will depend on a variety of factors, and could be adversely affected by, among other things, risks and uncertainties related to COVID-19. See "Developments Related to COVID-19" for further discussion of the potential impacts of COVID-19 on our liquidity and capital resources.

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

Our holding company had $3.8 billion and $4.0 billion of invested assets at September 30, 2020 and December 31, 2019, respectively. The decrease in invested assets was primarily due to a capital contribution to Markel Ventures for the acquisition of Lansing as well as interest payments associated with our unsecured senior notes and a decrease in the fair value of equity securities, partially offset by the proceeds from our preferred shares offering, as described above.

Developments Related to COVID-19

On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. This pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world. In addition to the losses incurred in both our investing and underwriting operations during the first nine months of 2020, and the decreased demand for certain products and services within our Markel Ventures operations, we are experiencing significant impacts across our business operations. Most of the workforce in our insurance operations is working remotely from their homes, however, some of our offices have re-opened to the workforce at a reduced capacity. We have taken significant measures and developed new policies and procedures to protect the health and safety of our employees who are returning the office. While remote working continues to be the predominate approach, and is currently operating effectively, an extended period of remote work arrangements could strain our business continuity plans, introduce or increase operational and control risks, including but not limited to increased cybersecurity risks, and impact our ability to effectively manage our businesses. Within our Markel Ventures operations, most of our businesses are operating on their premises, however, their ability to continue to do so may be impacted as the pandemic evolves. For those employees in our insurance and Markel Ventures operations who are returning to work, or have continued work, on our premises, there is a risk that they will contract COVID-19, which could expose us to increased risk of employment related claims and litigation. Illnesses suffered by key employees, or a significant percentage of our workforce, also could prevent or delay the performance of critical business functions.

We are committed to serving the needs of our employees, customers, business partners and shareholders and continue to focus our efforts on safeguarding our people, supporting our front office and business operations and keeping our employees, customers, business partners and shareholders informed.

Other impacts we have experienced in our operations during the quarter and nine months ended September 30, 2020, including our consideration of these impacts on the valuation of our goodwill and intangible assets, as well as steps we are taking to respond to the economic disruption and dislocation caused by the pandemic, are discussed below, along with potential future impacts to our results of operations and financial condition.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. We began the year in a strong liquidity position, holding $4.0 billion of invested assets at our holding company, the highest level in our history, and at September 30, 2020, our holding company held $3.8 billion of invested assets. Invested assets at the holding company as of September 30, 2020 include net proceeds from our May 2020 issuance of preferred stock totaling $591.9 million, and following two debt issuances in 2019 and the purchase and redemption of our unsecured senior notes due to mature in 2020 and 2021, we have no unsecured senior notes maturing until July 2022. We also have access to our $300 million revolving credit facility. We continue to maintain a fixed maturity portfolio comprised of high credit quality, investment grade securities with an average rating of "AA." Despite a $242.8 million decrease in the fair value of our equity portfolio in the first nine months of 2020, unrealized gains on our equity portfolio were $3.4 billion as of September 30, 2020.

Given the dislocation in the financial markets and related uncertainty around the global credit markets, we have taken several steps within our investment portfolio to increase our allocation to cash. Initially, we were retaining cash proceeds from maturities of short-term investments and fixed maturity securities. However, we subsequently have been reallocating cash to purchase short-term investments and fixed maturity securities. We also paused our purchases of equity securities and sold certain equity securities based on our views of the underlying fundamentals of these positions and where pricing was deemed appropriate. We also suspended repurchases of our shares in March 2020 and are focusing on expense reductions across our company.

Declines in the fair value of our equity securities and underwriting losses arising from COVID-19, as well as the 2020 Catastrophes, have reduced the capital held by our insurance subsidiaries. Our insurance operations may require additional capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. As of September 30, 2020, the statutory capital of all of our insurance subsidiaries exceeded required capital, and we believe we are well positioned to continue to pay claims, including those arising from the pandemic, promptly in accordance with the terms of our policies.

We continue to believe we have adequate liquidity to meet our capital and operating needs, including that which may be required to support the operating needs of our subsidiaries.

Underwriting Operations

As previously discussed, our underwriting results for the nine months ended September 30, 2020 included $356.8 million of net losses and loss adjustment expenses directly attributed to COVID-19 (where COVID-19 was deemed the proximate cause of loss), including $31.8 million recognized during the third quarter. Due to the inherent uncertainty associated with the assumptions surrounding this pandemic, these estimates are subject to a wide range of variability. While we believe our net reserves for direct losses and loss adjustment expenses for COVID-19 as of September 30, 2020 are adequate based on information available at this time, we continue to closely monitor reported claims, government actions, judicial decisions and changes in local and worldwide social disruption arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. See "Results of Operations - Underwriting Results" for further discussion on our estimate of direct losses and loss adjustment expenses attributed to COVID-19.

We also have underwriting exposure to loss impacts that are indirectly related to the COVID-19 pandemic and associated with a broader range of coverages, including coverages within our trade credit, professional liability and workers' compensation product lines, among others, as well as our reinsurance product lines. During the quarter and nine months ended September 30, 2020, we recognized $15.0 million of net losses and loss adjustment expenses in our trade credit product line within our Insurance segment related to losses that were indirectly attributable to the pandemic. As the impacts of the pandemic continue to evolve, we expect that further losses indirectly related to the COVID-19 pandemic are likely to emerge. As an example, we provide liability coverage for health and medical institutions and professions, as well as other professions, which have been strained or otherwise impacted by the pandemic. No other significant indirect losses have been reported at this time.

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

The significant decline in economic activity occurring during the pandemic may have an unfavorable impact on our premium volume, due to business closures, reduced recreational activity and lower gross receipts, revenues and payrolls of our insureds, among other things. While premium volume for the quarter and nine months ended September 30, 2020 was impacted by these effects of the pandemic, the impact was not material to our underwriting results. For those policies where the underlying loss exposures have been reduced as a result of decreased economic activity or stay-at-home orders resulting from COVID-19, we also may be required to refund premiums to policyholders, however, there have been no material adjustments to date. These adverse impacts on our premium volume could be material.

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

Markel Ventures Operations

Beginning in the second quarter of 2020, the economic and social disruption created by the pandemic impacted the results of operations, financial position and cash flows of our Markel Ventures operations. Revenues across many of our businesses decreased due to changes in consumer behavior and the overall impact of current economic conditions on commercial and consumer spending, all of which impacted demand for certain products and services within our businesses. We have also seen orders and contracts canceled or postponed, and as a result of reduced demand, we have temporarily reduced capacity at certain of our operations for which the duration is currently uncertain. As the social and economic disruption caused by the pandemic is ongoing, we expect that revenues from our Markel Ventures operations will continue to be impacted, and these impacts may continue to be material.

In order to partially mitigate the impact of decreased revenues, certain of our businesses have taken actions to reduce expenses, including, but not limited to, elimination of non-essential expenses, cancellation or deferral of open positions, salary reductions and workforce furloughs and reductions. Our businesses may increase borrowings, if needed, to maintain the cash flow required to operate.

Continued loss of revenues in certain of our products and services businesses, the extent of which we are currently unable to reasonably estimate, could also impact the carrying value of inventory, goodwill and intangible assets and other long-lived assets, which may become impaired. See further discussion below for considerations regarding the valuation of our goodwill and intangible assets as of September 30, 2020. In certain cases, revenue declines also could result in ongoing cash and working capital constraints and could impact the companies' liquidity and their ability to comply with debt covenants, and, in response, we may take steps necessary to support these operations.

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

For the nine months ended September 30, 2020, investment losses attributed to COVID-19 within the investment funds we manage have not been significant; however, uncertainty around potential COVID-19 loss exposures, has reduced, and may further reduce, the net asset value on which our management fees are based. Deferred or reduced investment management fees and the associated decline in cash flows, the extent of which we are currently unable to reasonably estimate, also could impact the carrying value of our goodwill and intangible assets, which may become impaired. See further discussion below for considerations regarding the valuation of our goodwill and intangible assets as of September 30, 2020.

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

Goodwill and Intangible Assets

Our consolidated balance sheet as of September 30, 2020 included goodwill and intangible assets of $4.4 billion, as follows:

	September 30, 2020
(dollars in millions)	Underwriting	Markel Ventures	Other (1)	Total
Goodwill	$892.9	$904.7	$807.0	$2,604.6
Intangible assets	460.0	637.0	723.5	1,820.5
Total	$1,352.9	$1,541.7	$1,530.5	$4,425.1
(1)Amounts included in Other reflect our operations that are not included in a reportable segment, including our insurance-linked securities operations and our program services operations.

Through September 30, 2020, we considered whether a quantitative assessment of goodwill and intangible assets for impairment was required as a result of the significant economic disruption caused by the COVID-19 pandemic. After considering qualitative factors regarding the actual and expected impacts of the pandemic on our operations, as well as the amount by which the fair value of our reporting units exceeded their respective carrying values at the date of the last quantitative assessment, we determined these conditions did not indicate that it is more likely than not that the carrying value of any of our reporting units exceeded their fair value as of September 30, 2020 based on information available to us at this time. Similar factors were considered to determine if these circumstances were an indicator requiring an assessment of the recoverability of our intangible assets, and we concluded they were not based on information available to us at this time. However, delayed recovery or further deterioration in market conditions related to the general economy and the specific industries in which we operate, a sustained trend of weaker than anticipated financial performance within a reporting unit, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill or intangible asset impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

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

Without a Brexit agreement on future terms of trade, U.K. based insurers may be prohibited from administering policies for, or paying claims to, European Economic Area (EEA) policyholders post Brexit. In order to provide certainty for its EEA policyholders, our U.K. insurance company, Markel International Insurance Company Limited, transferred its legacy EEA exposures, claims and policies to our German insurance company, Markel Insurance SE. Lloyd's also has commenced its transfer of legacy EEA exposures. That transfer is expected to be completed prior to December 31, 2020, however it may take longer, and there is no assurance that approval of that transfer will be granted or on what terms and conditions. Lloyd's has indicated that it intends to honor contractual commitments, including the payment of valid claims, and expects that its approach will be respected by EEA regulators pending the completion of its transfer of legacy EEA exposures. The European Insurance and Occupational Pensions Authority has issued its recommendation to E.U. member states that they adopt legislation to permit the orderly run-off of legacy EEA exposures, claims and policies by U.K. insurers. While some E.U. member states have adopted such legislation, no E.U. member state is obligated to do so, and the terms of any such legislation may vary significantly among the E.U. member states. Without an orderly run-off regime for legacy business in every E.U. member state, Lloyd's, and in turn, our Lloyd's syndicate, may be impaired in running-off business, including paying claims, in the E.U. member states.

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

During the nine months ended September 30, 2020, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2019.

The estimated fair value of our investment portfolio at September 30, 2020 was $23.6 billion, 43% of which was invested in fixed maturity securities and 26% of which was invested in equity securities. At December 31, 2019, the estimated fair value of our investment portfolio was $22.3 billion, 45% of which was invested in fixed maturity securities and 34% of which was invested in equity securities.

Our fixed maturity portfolio includes corporate bonds, mortgage-backed securities and securities issued by municipalities, foreign governments and non-sovereign foreign institutions. Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. During the nine months ended September 30, 2020, there were no material changes in our corporate bond, mortgage-backed security, municipal bond or foreign government fixed maturity holdings.

We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturity securities that are unrated or rated below investment grade. At September 30, 2020, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.

We also have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. As of December 31, 2019, all of our ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best and within our program services business, six of our ten largest reinsurers were rated "A" or better by A.M. Best. For reinsurers within our program services business with a credit rating of lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances are fully collateralized. During the nine months ended September 30, 2020, there were no material changes to the credit ratings of our top ten reinsurers within our underwriting and program services operations as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There were no changes in our internal control over financial reporting during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Business Overview," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K and under "Developments Related to COVID-19" and "Risk Factors" in this report, or are included in the items listed below:
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
•the political, legal, regulatory, financial, tax and general economic impacts, and other impacts we cannot anticipate, related to the United Kingdom's withdrawal from the European Union (Brexit), which could have adverse consequences for our businesses, particularly our London-based international insurance operations;
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

We retained outside counsel to conduct an internal review of Markel CATCo's loss reserving in late 2017 and early 2018. The internal review was completed in April 2019 and found no evidence that Markel CATCo personnel acted in bad faith in exercising business judgment in the setting of reserves and making related disclosures during late 2017 and early 2018. Our outside counsel has met with the Governmental Authorities and reported the findings from the internal review. At this time, we are unable to predict the duration, scope or result of the Markel CATCo Inquiries.

Belisle Arbitration

On February 21, 2019, Anthony Belisle filed a lawsuit, Anthony Belisle v. Markel CATCo Investment Management Ltd and Markel Corp. (U.S. District Court for the District of New Hampshire), which suit was amended on March 29, 2019. As amended, the complaint alleged claims for, among other things, breach of contract, defamation, invasion of privacy, indemnification, intentional interference with contractual relations and deceptive and unfair acts and sought relief of, among other things, $66 million in incentive compensation, enhanced compensatory damages, consequential damages, damages for emotional distress and injury to reputation, exemplary damages and attorneys' fees. In June 2019, MCIM, Markel Corporation, and Mr. Belisle agreed to commence binding arbitration to finally, fully and confidentially resolve the claims and counterclaims alleged in the action, and the Belisle suit was dismissed with prejudice in July 2019. In late July 2020, the parties commenced settlement discussions and reached a final agreement on July 28, 2020.

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

Prior to the December 31, 2017 CVR maturity date, the CVR holder representative, Thomas Yeransian, had disputed our prior estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), alleging, among other things, that we are in default under the CVR agreement. The suit seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($18.8 million through September 30, 2020) and default interest (up to an additional $15.7 million through September 30, 2020, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys' fees.

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

On September 20, 2018, a new judge was assigned to the case. On October 12, 2018, the court denied both Mr. Yeransian's motion to reconsider the order staying the litigation and compelling arbitration and our motion for sanctions against Mr. Yeransian for violating the confidentiality of mediation proceedings. The court subsequently (1) on December 3, 2018 ordered Mr. Yeransian to provide the court and us with the identity of an actuarial firm to participate in the selection of independent experts for the CVR valuation process under the CVR agreement and (2) on December 11, 2018 denied Mr. Yeransian's motion for judgment that we had waived our right to require Mr. Yeransian's participation in the CVR valuation process. On July 8, 2019, the Court granted our motion for instructions as to how the independent experts are to conduct the CVR valuation process and denied Mr. Yeransian's motion to have a hearing officer appointed to oversee the valuation process. The independent experts, who were jointly selected by the parties, have been engaged and are conducting the valuation process.

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

We believe Mr. Yeransian's suits to be without merit. We further believe that any material loss resulting from the suits to be remote. We do not believe the contractual contingent consideration payments related to the CVRs, as ultimately determined by the independent experts in the valuation process, will have a material impact on the Company's liquidity.

Item 1A. Risk Factors

Other than the risk factor discussed below, or as discussed elsewhere in this report, including under note 15 (Commitments and Contingencies) and note 16 (Developments Related to COVID-19) of the notes to consolidated financial statements or under "Management's Discussion and Analysis of Financial Condition and Results of Operations," including "Developments Related to COVID-19" and "Brexit Developments," or under "Legal Proceedings" in this report, there have been no material changes with regard to the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has had, and may continue to have, material adverse effects on us. The effects of the COVID-19 pandemic, and U.S. and international responses, are wide-ranging, costly, disruptive and rapidly changing. The COVID-19 pandemic has had, and may continue to have, material adverse effects on our underwriting, investment, Markel Ventures and other operations, and on our results of operations and financial condition. Factors that give rise, or may give rise, to those effects include, or may include, the following, as well as others that we cannot predict:
•Executive, legislative or regulatory mandates or judicial decisions that require retroactive coverage of business interruption claims stemming from the COVID-19 pandemic or to expand the scope of other types of insurance or reinsurance coverages, for example, workers' compensation insurance;
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
•Disruptions, delays and increased costs and risks related to working remotely, having limited or no access to our facilities, workplace re-entry, employee safety concerns and reductions or interruptions of critical or essential services. Those effects may include, among others:
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

One or more of these factors resulting from the COVID-19 pandemic, and others the Company cannot anticipate, could have material adverse effects on the Company's results of operations and financial condition; and the extent of these effects will depend, at least in part, on the scope, severity, duration and subsequent recurrences of the pandemic. In addition, the Company may take steps to mitigate potential risks or liabilities that may arise from the COVID-19 pandemic and related developments and some of those steps may have a material adverse effect on the Company's results of operations and financial condition. Even if an unfavorable outcome does not materialize, these factors, and actions the Company may take in response, may have a material adverse impact on the Company's reputation and result in substantial expense and disruption.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations," including "Developments Related to COVID-19," and the notes to consolidated financial statements in this report, including note 16 (Developments Related to COVID-19), for additional discussion of effects COVID-19 has had, and could have, on our businesses, results of operations and financial condition.

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

Item 6. Exhibits

Exhibit No.	Document Description

3.1(a)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 27, 2020)

3.2	Bylaws, as amended and restated May 11, 2020 (incorporated by reference from Exhibit 3.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2020)

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
Thirteenth Supplemental Indenture, dated as of May 20, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 20, 2019)

4.1(j)
Fourteenth Supplemental Indenture, dated as of September 17, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission September 17, 2019)

4.1(k)
Fifteenth Supplemental Indenture, dated as of September 17, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission September 17, 2019)

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on October 27, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement
**    Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of October 2020.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)